Form 10-K
period 2007-12-31
WASHINGTON MUTUAL, INC
filed 2008-02-29
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number 1-14667

WASHINGTON MUTUAL, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1653725 (I.R.S. Employer Identification Number)
1301 Second Avenue, Seattle, Washington (Address of principal executive offices)	98101 (Zip Code)

Registrant's telephone number, including area code: (206) 461-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Depositary Shares each representing a 1/40,000th interest in a share of Series K Perpetual Preferred Non-Cumulative
Floating Rate Stock	New York Stock Exchange
7.75% Series R Non-Cumulative Perpetual Convertible
Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Litigation Tracking Warrants™	NASDAQ

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒.

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

         The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007, based on the closing sale price as reported on the New York Stock Exchange:

Common Stock – $36,953,361,076(1)
(1) Does not include any value attributable to 6,000,000 shares held in escrow.

         The number of shares outstanding of the issuer's classes of common stock as of January 31, 2008:

Common Stock – 882,557,330(2)
(2) Includes 6,000,000 shares held in escrow.

Documents Incorporated by Reference

         Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 15, 2008, are incorporated by reference into Part III.

WASHINGTON MUTUAL, INC.
2007 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

		Page
PART I		1
Item 1.	Business	1
	General	1
	Available Information	1
	Employees	1
	Environmental Regulation	2
	Regulation and Supervision	2
	Executive Officers of the Registrant	7
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments(1)	–
Item 2	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	13
PART II		14
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	24
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
	Controls and Procedures	16
	Overview	16
	Critical Accounting Estimates	19
	Recently Issued Accounting Standards Not Yet Adopted	23
	Five-Year Summary of Selected Financial Data	24
	Ratios and Other Supplemental Data	25
	Earnings Performance from Continuing Operations	26
	Review of Financial Condition	35
	Operating Segments	40
	Off-Balance Sheet Activities and Contractual Obligations	47
	Risk Management	50
	Credit Risk Management	51
	Liquidity Risk and Capital Management	68
	Market Risk Management	73
	Operational Risk Management	79
	Tax Uncertainties	79
	Goodwill Litigation	80
	Factors That May Affect Future Results	84
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	73
Item 8.	Financial Statements and Supplementary Data	93
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93
Item 9A.	Controls and Procedures	16
Item 9B.	Other Information	93
PART III		94
Item 10.	Directors and Executive Officers of the Registrant	94
Item 11.	Executive Compensation	94
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94
Item 13.	Certain Relationships and Related Transactions	94
Item 14.	Principal Accountant Fees and Services	94
PART IV		95
Item 15.	Exhibits, Financial Statement Schedules	95

(1)
None.

i

PART I

BUSINESS

General

        With a history dating back to 1889, Washington Mutual, Inc. (together with its subsidiaries, "Washington Mutual," the "Company," "we," "us," or "our") is a consumer and small business banking company with operations in major U.S. markets. Based on its consolidated assets at December 31, 2007 the Company was the seventh largest among all U.S.-based bank and thrift holding companies.

        Since the early 1990s, the Company has expanded its retail banking and lending operations organically and through a series of acquisitions of retail banking institutions and mortgage companies. On October 1, 2005, the Company acquired Providian Financial Corporation, a credit card lender, thereby entering the credit card lending business.

        The Company's earnings are primarily driven by lending to consumers and small businesses and by deposit taking activities which generate net interest income, and by activities that generate noninterest income, including the sale and servicing of loans and the provision of fee-based services to its customers.

        The Company currently has four operating segments for management reporting purposes: the Retail Banking Group, which operates a retail bank network of 2,257 stores in California, Florida, Texas, New York, Washington, Illinois, Oregon, New Jersey, Georgia, Arizona, Colorado, Nevada, Utah, Idaho and Connecticut; the Card Services Group, which operates a nationwide credit card lending business; the Commercial Group, which conducts a multi-family and commercial real estate lending business in selected markets; and the Home Loans Group, which engages in nationwide single-family residential real estate lending, servicing and capital markets activities. Financial information and descriptions of these operating segments are provided in the Management's Discussion and Analysis section of this Annual Report on Form 10-K.

Available Information

        Washington Mutual makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge on or through its website located at www.wamu.com/ir as soon as reasonably practicable after their filing with the United States Securities and Exchange Commission (the "SEC").

        The Company has implemented a Code of Ethics applicable to senior financial officers of the Company and a Code of Conduct applicable to all Company officers, employees and directors. The Code of Ethics provides fundamental ethical principles to which Company senior financial officers are expected to adhere. The Code of Conduct operates as a tool to help Washington Mutual officers, employees and directors understand and adhere to the high ethical standards required for employment by, or association with, the Company. Both the Code of Ethics and the Code of Conduct are available on the Company's website at www.wamu.com/ir. Shareholders may also obtain written copies at no cost by writing the Company at 1301 Second Avenue, Seattle, Washington 98101, Attention: Investor Relations Department, WMC 2203, or by calling (206) 500-5200.

Employees

        At December 31, 2007, Washington Mutual had 49,403 employees compared with 49,824 employees at December 31, 2006, and 60,798 employees at December 31, 2005. During 2006, the number of employees decreased due to the implementation of various productivity, efficiency and outsourcing initiatives. The Company believes that it has been successful in attracting quality employees and that employee relations are good.

        On December 10, 2007, the Company announced in a current report on Form 8-K that it was eliminating approximately 3,200 positions, largely due to the announced restructuring of the Company's Home Loans Group. The majority of these employees will be terminated during the first quarter of 2008.

Environmental Regulation

        The Company's business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and waste. For example, under the Federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect the Company both as an owner or former owner of properties used in or held for its business, and as a secured lender on property that is found to contain hazardous substances or waste. The Company's general policy is to obtain an environmental assessment prior to foreclosing on commercial property. The Company may elect not to foreclose on properties that contain such hazardous substances or waste, thereby limiting, and in some instances precluding, the disposition of such properties.

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

  General

        Washington Mutual, Inc. is incorporated in the state of Washington and is a savings and loan holding company. It owns two banking subsidiaries, Washington Mutual Bank ("WMB") and Washington Mutual Bank fsb ("WMBfsb"), as well as numerous nonbank subsidiaries. As a savings and loan holding company, Washington Mutual, Inc. is subject to regulation by the Office of Thrift Supervision (the "OTS").

        WMB and WMBfsb are subject to regulation and examination by the OTS (their primary federal regulator) as well as the Federal Deposit Insurance Corporation ("FDIC"). The Company's nonbank financial subsidiaries are also subject to various federal and state laws and regulations.

        Both WMB and WMBfsb are under the common control of Washington Mutual, Inc. and are insured by the FDIC. If an insured institution fails, claims for administrative expenses of the receiver and for deposits in U.S. branches (including claims of the FDIC as subrogee of the failed institution) have priority over the claims of general unsecured creditors. In addition, the FDIC has authority to require either of WMB or WMBfsb to reimburse the FDIC for losses it incurs in connection with the failure of the other banking subsidiary or with an FDIC provision of assistance granted to a Washington Mutual banking subsidiary that is in danger of failure.

  Payment of Dividends

        Washington Mutual, Inc. is a legal entity separate and distinct from its banking and nonbanking subsidiaries. Its principal sources of funds are cash dividends paid by those subsidiaries, investment income and borrowings. Each of WMB and WMBfsb has a policy to remain "well-capitalized" (as described in "Regulation and Supervision – Capital Adequacy" below) and, accordingly, would not pay dividends to the extent payment of the dividend would result in it not being well-capitalized. Federal laws limit the amount of dividends or other capital distributions that a banking institution, such as the Company's two banking subsidiaries, may pay. In addition, federal savings associations must file an application for approval or notice with the OTS at least 30 days before they may pay dividends to their parent companies. At the present time, WMB and WMBfsb must file an application for approval with the OTS under this requirement. Refer to Note 20 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" for a more detailed description of the limits on subsidiary bank dividends.

  Capital Adequacy

        Washington Mutual, Inc. is not currently subject to any explicit regulatory capital requirements, but each of its banking subsidiaries is subject to OTS capital requirements. Federal law and OTS regulations have established four ratios for measuring an institution's capital adequacy: A "leverage" ratio – that is the ratio of an institution's Tier 1 capital to adjusted total assets; a "Tier 1 risk-based capital" ratio – that is an institution's adjusted Tier 1 capital as a percentage of total risk-weighted assets; a "total risk-based capital" ratio expressed as a percentage of total risk-based capital to total risk-weighted assets; and a "tangible equity" ratio, being the ratio of tangible equity to total tangible assets, of more than 2.00%.

        Federal law and OTS regulations have also established five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Both WMB and WMBfsb have a policy of remaining well-capitalized. An institution is treated as well-capitalized when its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 6.00% or greater, its leverage ratio is 5.00% or greater, and it is not subject to any federal supervisory order or directive to meet a specific capital level.

        As of December 31, 2007, both WMB and WMBfsb met all capital requirements to which they were subject and satisfied the requirements to be treated as well-capitalized institutions. See Note 20 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" for an analysis of the regulatory capital of the Company.

  New Capital Standard

        In November 2007, the OTS and the other federal banking agencies approved final rules (which were published in the Federal Register on December 7, 2007) that will subject the Company and its banking subsidiaries to new risk-based regulatory capital requirements. The requirements are promulgated within a new, advanced capital adequacy framework, known as Basel II. Basel II is intended to more closely align regulatory capital requirements with the various risks undertaken by large, internationally-active financial institutions, which the standard defines as institutions with at least $250 billion in total assets or at least $10 billion in foreign exposure. Unlike the current capital guidelines that were implemented in accordance with the Basel Capital Accord of 1988 ("Basel I"), risk-based capital requirements under Basel II will vary based on a banking organization's risk profile and experience. The Basel II implementation rules require the Company and its banking subsidiaries to satisfactorily pass certain transitional thresholds before the capital requirements become effective. The transitional period begins with parallel calculations under Basel I and Basel II standards for four consecutive quarters, commencing no earlier than 2008. An implementation transition period will begin no earlier than 2009 and no later than April 1, 2011, consisting of three separate, consecutive four-quarter periods. During that time potential declines in risk-based capital requirements will be limited by capital floors. Additionally, the banking agencies reserve the right to change the Basel II rules following a review at the end of the second four quarters of the transition period. Existing leverage ratio and prompt corrective action requirements will be retained. The Company is assessing the potential impacts the new capital standard may have on its business practices as well as broader competitive effects within the industry.

  Holding Company Status and Acquisitions

        Washington Mutual, Inc. is a "multiple savings and loan holding company," as defined by federal law, because it owns more than one savings association. However, Washington Mutual, Inc. is not regulated as a multiple savings and loan holding company because the OTS deems its federal savings associations to have been acquired in supervisory transactions. Therefore, it is exempt from certain restrictions that would otherwise apply under federal law to the activities and investments of a multiple savings and loan holding company. These restrictions would become applicable to Washington Mutual, Inc. if either of its banking institutions fails to meet a qualified thrift lender test established by federal law. As of December 31, 2007, both WMB and WMBfsb were in compliance with qualified thrift lender standards.

        Washington Mutual, Inc. may not acquire control of another savings association unless the OTS approves it doing so. Control of Washington Mutual, Inc. may not be acquired by a non-bank holding company, without the approval of the OTS, or by an individual unless the OTS does not object after receiving notice. Control of Washington Mutual, Inc. may not be acquired by a bank holding company without the approval of the Board of Governors of the Federal Reserve. In any acquisition of control of Washington Mutual, Inc., the public must have an opportunity to comment on the proposed acquisition, and the OTS or Federal Reserve must complete an application review. Without prior approval from the OTS, Washington Mutual, Inc. may not acquire more than 5% of the voting stock of any savings institution.

        The Gramm-Leach-Bliley Act generally restricts any non-financial entity from acquiring control of Washington Mutual, Inc. unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company as of May 4, 1999. Since Washington Mutual, Inc. is exempt from the restrictions applicable to a multiple savings and loan holding company and was a savings and loan holding company prior to May 4, 1999, Washington Mutual, Inc. may engage in non-financial activities and acquire non-financial subsidiaries.

  Federal Home Loan Bank System

        The primary purpose of the Federal Home Loan Banks ("FHLBs") is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. The FHLB System consists of twelve regional FHLBs; each is federally chartered but privately owned by its member institutions. The Federal Housing Finance Board ("Finance Board"), a government agency, is generally responsible for regulating the FHLB System.

        WMB currently is a member of the San Francisco FHLB. WMBfsb currently is a member of the Seattle FHLB.

        As a condition of membership and as a condition of obtaining advances, members of FHLBs are required to purchase and hold certain amounts of equity securities of that FHLB.

        Congress is considering proposals which would establish a new regulator for the FHLB System, as well as for other housing government-sponsored enterprises. Washington Mutual cannot predict at this time which, if any, of these proposals may be adopted or what effect they would have on the business of the Company.

  Deposit Insurance

        The Deposit Insurance Fund ("DIF") of the FDIC insures the deposits of WMB and WMBfsb to the applicable maximum in each institution, and such insurance is backed by the full faith and credit of the United States government.

        The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. During 2006, WMB and WMBfsb paid no deposit insurance assessments.

        Effective January 1, 2007, the FDIC modified its system for setting deposit insurance assessments. In addition to the capital and supervisory factors of the former system, assessment rates under the new system are determined by an institution's examination rating, and either their long-term debt ratings or certain financial ratios. Assessments are expected to vary over time and initially will range from 0.05% to 0.43%. In recognition of past contributions that WMB and WMBfsb made to the deposit insurance funds, the FDIC applied a credit toward their assessments. The credit offset WMB and WMBfsb's 2007 deposit assessments and will offset a significant portion of their 2008 deposit assessments.

        The federal deposit insurance reform legislation enacted in February 2006 increases the amount of deposit insurance coverage for retirement accounts, allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010, and provides the FDIC more flexibility in setting and imposing deposit insurance assessments.

  Affiliate Transaction Restrictions

        WMB and WMBfsb are subject to, and comply with, the affiliate and insider transaction rules applicable to member banks of the Federal Reserve System as well as additional limitations imposed by the OTS. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates (such as Washington Mutual, Inc.), principal stockholders, directors and executive officers of the banking institutions and its affiliates.

  Federal Reserve, Consumer and Other Regulation

        Numerous regulations promulgated by the Federal Reserve Board affect the business operations of the Company's banking subsidiaries. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

        Under Federal Reserve Board regulations, both of the Company's banking subsidiaries are required to maintain a reserve against their transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase an institution's cost of funds.

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

        The Bank Secrecy Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA PATRIOT Act"), which were enacted following the events of September 11, 2001, included numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. Effective October 17, 2007, WMB consented to the issuance of an order by the OTS requiring WMB to comply with the Bank Secrecy Act and to strengthen and improve its programs and controls for compliance with the Bank Secrecy Act and related laws and regulations. The order does not impose any fines or restrictions on WMB's business activities or growth initiatives. As required by the order, the Company has submitted a plan of compliance with the order to the OTS that has been approved by the OTS Regional Director. The Company is currently taking the action steps required by the plan.

  Community Reinvestment Act

        The Community Reinvestment Act ("CRA") requires that the Company's banking subsidiaries ascertain and help meet the credit needs of the communities it serves, including low-to moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial noncompliance. In the most recent examination results, WMB and WMBfsb each received an "outstanding" CRA rating from the OTS. The Company maintains a CRA public file that is available for viewing. The file includes copies of its most recent CRA Public Evaluations, descriptions of its products and services, delivery outlet information and public comments.

        In September 2001, Washington Mutual announced a ten-year $375 billion community commitment, effective January 2002. This commitment replaced prior ones made by the Company and the companies it acquired. During 2007, the Company surpassed its ten-year target for lending and investments to traditionally underserved communities.

  Regulatory Enforcement

        The OTS and the FDIC may take regulatory enforcement actions against any of their regulated institutions that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any institution-affiliated party, such as a director, officer, employee, agent, or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. Each of the OTS and the FDIC has authority under various circumstances to appoint a receiver or conservator for an insured institution that it regulates, to issue cease and desist orders, to obtain injunctions restraining or prohibiting unsafe or unsound practices, to revalue assets and to require the establishment of reserves. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, or order of, or condition imposed by the FDIC. Effective October 17, 2007, WMB consented to the issuance of an order by the OTS. Refer to "Regulation and Supervision – Federal Reserve, Consumer and Other Regulation" for additional information.

  Regulation of Nonbanking Affiliates

        As broker-dealers registered with the Securities and Exchange Commission and as members of the Financial Industry Regulatory Authority ("FINRA"), the Company's broker-dealer subsidiaries are subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. The Company's insurance subsidiaries are subject to regulation by various state insurance regulators. Some of the Company's subsidiaries are subject to various state licensing and examination requirements.

Executive Officers of the Registrant

        The following table sets forth certain information regarding the executive officers of Washington Mutual:

Executive Officers	Age	Capacity in Which Served	Employee of Company Since
Kerry K. Killinger	58	Chairman and Chief Executive Officer	1983
Todd H. Baker	52	Executive Vice President, Corporate Strategy and Development	2001
Melissa J. Ballenger	37	Senior Vice President and Controller	2006
Alfred R. Brooks	50	Executive Vice President and President, Commercial Group	1998
Thomas W. Casey	45	Executive Vice President and Chief Financial Officer	2002
Ronald J. Cathcart	55	Executive Vice President and Chief Enterprise Risk Officer	2005
James B. Corcoran	53	Executive Vice President and President, Retail Banking	2006
Daryl D. David	53	Executive Vice President and Chief Human Resources Officer	2000
Debora D. Horvath	53	Executive Vice President and Chief Information Officer	2004
Stewart M. Landefeld	53	Executive Vice President and Interim Chief Legal Officer	2007
Stephen J. Rotella	54	President and Chief Operating Officer	2005
David C. Schneider	42	Executive Vice President and President, Home Loans	2005
Anthony F. Vuoto	56	Executive Vice President and President, Card Services	2005

        Mr. Killinger established the Executive Committee in 1990 to facilitate and coordinate decision making and communication among the most senior executive officers of the Company who, as a committee, determine the Company's strategic direction. The information set forth below indicates which of the executive officers serve on the Executive Committee.

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

        Ms. Ballenger joined the Company in 2006 as Senior Vice President and became its Controller in 2007. She serves as the Company's principal accounting officer. Prior to joining the Company, Ms. Ballenger served in various positions at Freddie Mac including Vice President roles in accounting policy and fair value accounting. Prior to joining Freddie Mac in 2003, she served as Director of Accounting Policy and Research at PG&E National Energy Group from 2000 to 2003.

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

        Mr. Cathcart joined the Company in 2005 as Executive Vice President and Chief Enterprise Risk Officer and became a member of the Executive Committee at that time. He is responsible for overseeing the credit, market, operational and compliance risk functions for the Company. Prior to joining Washington Mutual, he served as Executive Vice President of Retail Risk Management at the Canadian Imperial Bank of Commerce ("CIBC") from 2002 to 2005. Prior to joining CIBC, Mr. Cathcart served in a variety of risk management positions at Bank One from 1999 to 2002, including Executive Vice President and Chief Risk Officer of Retail.

        Mr. Corcoran is Executive Vice President and President, Retail Banking. He joined the Company in 2006 and became a member of the Executive Committee at that time. He is responsible for overseeing all facets of the retail banking franchise, including its store network, small business banking, consumer lending, WaMu Investments, Inc., and all retail products and banking operations. Prior to joining Washington Mutual, Mr. Corcoran had served at Halifax Bank of Scotland since 2000 where he was responsible for its branch retail system and all non-branch distribution channels.

        Mr. David is Executive Vice President and Chief Human Resources Officer. He is responsible for talent acquisition, organizational capabilities, leadership development, rewards and benefits, as well as the Company's community and external affairs activities. Mr. David joined Washington Mutual in 2000 and became a member of the Executive Committee in 2001. Previously he served as Vice President of Strategic Growth and Human Resources at Amazon.com from 1999 to 2000.

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

        Mr. Landefeld became Executive Vice President and Interim Chief Legal Officer in 2007 and became a member of the Executive Committee at that time. He was a partner in the Seattle office of Perkins Coie, LLP from 1987 to 2007 and served as Firmwide Chair of its National Business Practice Group from 2005 to 2007. He has more than 25 years' experience in the areas of corporate governance and advice to boards of directors, mergers and acquisitions and securities law matters.

        Mr. Rotella became President and Chief Operating Officer of Washington Mutual in 2005 and became a member of the Executive Committee at that time. He is responsible for overseeing the Company's retail, home loans, credit card and commercial lines of business, the technology group and marketing. Prior to joining Washington Mutual, he was an Executive Vice President with JPMorgan Chase and served on its executive committee from 2001 to 2004. In addition, he was the Chief Executive Officer of Chase Home Finance from 2001 to 2004 and its Chief Operating Officer from 1998 to 2001.

        Mr. Schneider joined the Company in 2005 as Executive Vice President and President, Home Loans and became a member of the Executive Committee at that time. He oversees all aspects of the Company's home lending operations. Prior to joining Washington Mutual, Mr. Schneider served as President and Chief Operating Officer of CitiMortgage, Inc. from 2001 to 2005.

        Mr. Vuoto is Executive Vice President and President, Card Services. He joined the Company through its acquisition of Providian Financial in 2005 and became a member of the Company's Executive Committee in 2007. He oversees all aspects of the Company's credit card business, including strategy, marketing, credit policy, customer service and collections operations. Mr. Vuoto was Vice Chairman and Chief Financial Officer for Providian Financial Corp. from April 2002 until 2005. From

April 2001 to April 2002, he was an independent consultant, and from February 2000 to April 2001, he was President and Chief Operating Officer, First USA Bank.

Operational Excellence and Business Process Outsourcing

        Washington Mutual has long been known for its commitment to quality customer service and innovation in products and services. In 2003, when it introduced "Operational Excellence," the Company began moving toward a focus and philosophy of continuous and systematic improvement in efficiency, productivity and processes. Operational Excellence is an approach to continuous process improvement adapted from industry-recognized methodologies and tools like six sigma, lean and total quality management. Since introducing Operational Excellence, Washington Mutual has devoted resources to educating and engaging the Company's employees on the methods and tools of Operational Excellence and how the approach supports the long-term success of the Company. As a consequence, opportunities for improvement in efficiency, productivity and processes are being continuously identified through the enterprise-wide approach and governance framework of Operational Excellence. Business Process Outsourcing is a complementary strategy that further supports Washington Mutual's focus on continuous improvement in productivity, efficiency and processes through utilization of the services of global vendors.

        From time to time, the implementation of an Operational Excellence or Business Process Outsourcing initiative may lead to changes in the Company's operations, resulting in staff reductions, the closure or relocation of administrative support facilities, the closure or relocation of one or more home loan centers, or the renegotiation or termination of lease agreements or other forms of contracts. Within the governance framework of Operational Excellence and Business Process Outsourcing, expenses and charges necessary to implement an individual initiative that involve changes to the Company's operations are forecasted and related cost savings are estimated. As these expenses and charges are incurred, accrued or accumulated during a financial period, the Company quantitatively and qualitatively assesses their significance to its consolidated financial statements and management's discussion and analysis, as part of its disclosure controls process.

Properties

        The Company's primary executive and business segment headquarters are located at 1301 Second Avenue, Seattle, Washington 98101. In March 2006, Second and Union LLC, a wholly-owned subsidiary of Washington Mutual, Inc., in a joint venture with the Seattle Art Museum, completed construction of the Company's headquarters building and was granted an initial certificate of occupancy. At that time, Second and Union LLC took ownership of a condominium interest in the 944,000 square foot office tower and the attached 700 stall parking garage and the Company's employees began to relocate to the new space. Concurrently, the Seattle Art Museum completed and took ownership of 243,000 square feet of future expansion space that Second and Union LLC leased, and the Company's employees will occupy, for a period of up to 25 years. The Seattle Art Museum has the right to cancel the lease, in whole or in part, at any time after the tenth year of the lease. Certain leases covering downtown Seattle locations were not renewed when their terms expired. The Company leases an additional 697,000 square feet in other downtown Seattle locations for administrative functions.

        As of December 31, 2007, the Company's owned and leased property in 36 states was comprised of 2,257 retail banking stores, 233 lending stores and centers and 290 administrative and other offices. During 2007, the Company sold three administrative locations in California and Florida totaling 275,000 square feet and leased back 145,000 square feet. Administrative facilities involve the ownership or leasing of approximately 2.6 million square feet in California, 1.1 million square feet in Texas, 825,000 square feet in Florida and 463,000 square feet in Illinois.

Legal Proceedings

        In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. Certain of these actions and proceedings are based on alleged violations of consumer protection, wage and hour, fair lending, banking and other laws.

  Securities and Related Litigation

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

        The defendants thereafter moved the Ninth Circuit to have the Appellate Court accept the case for interlocutory review of the District Court's original order denying the motion to dismiss. On June 9, 2006, the Ninth Circuit granted the defendants' motion indicating that the Court would hear the merits of the defendants' appeal. The defendants filed their initial brief on September 25, 2006. Pursuant to an updated, stipulated briefing schedule, the plaintiffs filed their responsive brief on January 10, 2007, and the defendants filed their reply on March 12, 2007. Oral argument has been scheduled for April 8, 2008.

        On November 29, 2005, 12 days after the District Court denied the motion to dismiss the South Ferry Action, a shareholder derivative was filed nominally on behalf of the Company against certain of its officers and directors. The case was removed to federal court where it is now pending. Lee Family Investments, by and through its Trustee W.B. Lee v. Killinger et al., No. CV05-2121C (W.D. Wa., Filed Nov. 29, 2005) (the "Lee Family Action"). The defendants in the Lee Family Action include those individuals remaining as defendants in the South Ferry Action as well as those of the Company's current independent directors who were directors at any time from April 15, 2003, through June 2004. The allegations in the Lee Family Action mirror those in the South Ferry Action, but seek relief based on claims that the independent director defendants, among other things, failed properly to respond to the misrepresentations alleged in the South Ferry Action and that the filing of that action has caused the Company to expend sums to defend itself and the individual defendants and to conduct internal investigations related to the underlying claims. At the end of February 2006, the parties submitted a stipulation to the District Court that the matter be stayed pending the outcome of the South Ferry

Action. On March 2, 2006, the District Court entered an Order pursuant to that stipulation, staying the Lee Family Action in its entirety.

        On November 1, 2007, the Attorney General of the State of New York filed a lawsuit against First American Corporation and First American eAppraiseIT. The People of the State of New York by Andrew Cuomo v. First American Corporation and First American eAppraiseIT, No. 07-406796 (N.Y. Sup. Ct. Filed Nov. 1, 2007). According to the Attorney General's Complaint, eAppraiseIT is a First American subsidiary that provides residential real estate appraisal services to various lenders, including the Company's subsidiary, Washington Mutual Bank. The Attorney General asserts that, contrary to various state and federal requirements and the Uniform Standards of Professional Appraisal Practice, Washington Mutual Bank conspired with eAppraiseIT in various ways to falsely increase the valuations done by appraisers eAppraiseIT retained to perform appraisals on Washington Mutual Bank loans. First American Corporation and First American eAppraiseIT are not affiliates of the Company, and neither the Company nor Washington Mutual Bank is a defendant in the case.

        On November 5, 2007, two securities class actions were filed against the Company and certain of its officers. Koesterer v. Washington Mutual, Inc., et al., No. 07-CIV-9801 (S.D.N.Y. Filed Nov. 5, 2007); Abrams v. Washington Mutual, Inc., et al., No. 07-CIV-9806 (S.D.N.Y. Filed Nov. 5, 2007). A third was filed in Seattle on November 7, 2007. Nelson v. Washington Mutual, Inc. et al., No. C07-1809 (W.D. Wa. Filed Nov. 7, 2007). Koesterer seeks relief on behalf of all persons who purchased the Company's publicly traded securities between July 19, 2006, and October 31, 2007; Abrams seeks relief on behalf of all persons who purchased or otherwise acquired the Company's common stock between October 18, 2006, and November 1, 2007; Nelson seeks relief on behalf of all persons who purchased or otherwise acquired the Company's common stock between April 18, 2006, and November 1, 2007. The plaintiffs in these cases assert that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by allegedly making false and misleading statements and omissions concerning, among other things, the conspiracy with eAppraiseIT as alleged by the Attorney General as well as various aspects of the Company's performance and accounting in light of that alleged conspiracy and of changing conditions in the home lending and credit markets. A fourth lawsuit, Garber v.Washington Mutual, Inc., et al., No. (S.D. N.Y. Filed Dec. 20, 2007), makes nearly identical allegations on behalf of persons who purchased the securities of Washington Mutual, Inc., from April 18, 2006, through December 10, 2007. Koesterer, Nelson, Abrams, and Garber will be referred to as the "Securities Actions."

        On November 13, 2007, two shareholder derivative actions were filed nominally on behalf of the Company against certain of its officers and directors. Sneva v. Killinger, et al., No. C07-1826 (W.D. Wa. Filed Nov. 13, 2007); Harrison v. Killinger, et al., No. C07-1827 (W.D. Wa. Filed Nov. 13, 2007). A third was filed in Washington State Superior Court on November 16, 2007. Catholic Medical Mission v. Killinger et al., No. 07-2-36548-6SEA (Wa. Super. Ct. Filed Nov. 16, 2007). Since then, three additional shareholder derivative actions have been filed in federal court, Slater v. Killinger et al., No. C08-0005 (W.D. Wa. Filed Jan. 3, 2008); Procida v. Killinger et al., No. 08-Civ-0565 (S.D.N.Y. Filed Jan. 18, 2008); Ryan v. Killinger et al., C08-0095 (W.D. Wa. Filed Jan. 18, 2008), and two additional shareholder derivative actions were filed in state court, Breene v. Killinger, et al., No. 07-2-41042-2SEA (Wa. Super. Ct. Filed Dec. 28, 2007); Gibb v. Killinger, et al., No. 07-2-41044-9SEA (Wa. Super. Ct. Filed Dec. 28, 2007). Sneva, Harrison, Slater, Procida, Ryan, Catholic Medical Mission, Breene, and Gibb will be referred to as the "Derivative Actions." The allegations in the Derivative Actions mirror those in the Securities Actions, but seek relief based on claims that the defendants, among other things, (1) breached their fiduciary duties to the Company and its shareholders by materially misleading the investing public and/or failing to disclose material adverse information about the Company; (2) participated in a conspiracy to defraud the Company and its shareholders; (3) abused their ability to control the Company; (4) caused an illegal waste of Company assets; (5) have been unjustly enriched; and (6) improperly profited from the sale of Company stock based on misappropriated, inside information.

        Beginning on November 20, 2007, eight ERISA class actions (the "ERISA Actions") were filed against the Company, certain of its officers and directors, and, in some cases, the Washington Mutual, Inc., Human Resources Committee, and the Plan Administration and Plan Investment Committees of the WaMu Savings Plan. Bushansky v. Washington Mutual, Inc., et al., No. C07-1874 (W.D. Wa. Filed Nov. 20, 2007); Bussey v. Washington Mutual, Inc., et al., No. C07-1879 (W.D. Wa. Filed Nov. 21, 2007); Alexander v. Washington Mutual, Inc., et al., No. C07-1906 (W.D. Wa. Filed Nov. 29, 2007); Mitchell v. Washington Mutual, Inc., et al., No. C07-1938 (W.D. Wa. Filed Dec. 5, 2007); Ware v. Washington Mutual, Inc., et al., No. C07-1997 (W.D. Wa. Filed Dec. 13, 2007); Rosenblatt v. Washington Mutual, Inc., et al., No. C07-2025 (W.D. Wa. Filed Dec. 18, 2007); McDonald v. Washington Mutual, Inc., et al., No. C07-2055 (W.D. Wa. Filed Dec. 21, 2007); Marra v. Washington Mutual, Inc., et al., No. C07-2076 (W.D. Wa. Filed Dec. 27, 2007). The plaintiffs in the ERISA Actions assert that the defendants were fiduciaries of the WaMu Savings Plan and breached their duties to Plan participants by, among other things, (1) failing to manage the Plan for the exclusive benefit of its participants or to use the care, skill, diligence, and prudence necessary to manage the Plan; (2) continuing to offer Company stock as an investment option in the plan despite that they knew or should have known that the stock no longer was a suitable and appropriate investment for the Plan; (3) failing to conduct an appropriate investigation of the merits of continued investment in Company stock; and (5) failing to provide complete and accurate information regarding the Plan to the Plan's participants.

        On November 28, 2007, the Company moved before the Federal Judicial Panel on Multi-District Litigation (the "JPML") for an order that those of the Securities, Derivative and ERISA Actions then filed in federal court be transferred to the United States District Court for the Western District of Washington. The JPML granted the Company's motion on February 21, 2008. Pursuant to 28 U.S.C. § 1407 and JPML Rules 7.2 and 7.5, the Company previously had filed with the JPML a Notice of Tag-Along Action with respect to each of the Securities, Derivative and ERISA Actions filed in federal courts after November 28, 2007 (the Garber Securities Action, the Procida and Ryan Derivative Actions, and the Alexander, Mitchell, Ware, Rosenblatt, McDonald, and Marra ERISA Actions). Should they wish to do so, the plaintiffs in the Garber and the Procida Actions, which were not originally filed in the United States District Court for the Western District of Washington, will have 15 days to object to the transfer once the JPML issues a conditional Transfer Order.

        In the meantime, stipulations have been negotiated in the federally filed Actions pursuant to which the defendants are not required to answer or otherwise respond to the complaints until the later of 60 days from the dates on which the various stipulations were approved by the applicable courts, 30 days after the JPML's February 21, 2008, decision, or 30 days after the plaintiffs file superseding or amended complaints. The parties in the state court-filed Derivative Actions have negotiated a similar stipulation.

        On February 8, 2008, a class action was filed against the Company and other defendants on behalf of a putative class of persons in the United States who obtained home loans from the Company and "received an appraisal performed by" appraisal management companies eAppraiseIT and Lender's Service, Inc. Spears v. Washington Mutual, Inc., et al., No. C08-00868-HRL (N.D. Cal. Filed Feb. 8, 2008). On behalf of this putative class, plaintiffs assert that an alleged conspiracy to inflate appraisals by the Company, eAppraiseIT and Lender's Service, Inc., violated RESPA, Section 17200 of California's Business and Professions Code, and California's Consumer's Legal Remedies Act. Plaintiffs also bring various common law claims. Plaintiffs seek, among other things, the recovery of actual and treble damages, restitution, an injunction, and costs and attorneys' fees. The Company has not yet responded to the complaint, but has filed with the JPML a Notice of Tag-Along Action with respect to the Spears lawsuit. The plaintiffs in the Spears lawsuit will have 15 days to object to the transfer once the JPML issues a conditional Transfer Order.

  Credit Card Industry Litigation

        Over the past several years, MasterCard International and Visa U.S.A., Inc., as well as several of their member banks and bank affiliates (including in certain instances the Bank and the Company), have been involved in several different lawsuits challenging various practices of the MasterCard and Visa associations (the "Associations").

        In and around February 2001, a number of cardholder class actions were filed against the Associations and several member banks alleging, among other things, that they had conspired, in violation of antitrust laws, to fix the price of currency conversion services for credit card purchases made in a foreign currency by U.S. cardholders. Providian Financial Corporation and Providian National Bank were named as defendants; after the Providian merger, the Company and the Bank were added as defendants. Pursuant to orders of the Judicial Panel on Multidistrict Litigation, the cases were consolidated or coordinated for pretrial purposes. In re Currency Conversion Fee Antitrust Litigation, MDL 1409 (S.D.N.Y.). In July 2006, the parties agreed to settle the case for $336 million. The Company's share of the settlement, which has been paid into an escrow account, was covered by existing reserves. The Court has set the hearing on entry of Final Judgment and Order of Dismissal for March 31, 2008.

        On November 15, 2004, American Express filed an antitrust lawsuit against the Associations and several member banks, alleging, among other things, that the defendants jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express cards. American Express Travel Related Services Company, Inc. v. Visa U.S.A. Inc., et al, No. 04-Civ-08967 (S.D.N.Y. Filed Nov. 15, 2004). Providian Financial Corporation and Providian National Bank were named as defendants; after the Providian merger, the Company and the Bank were added as defendants. On November 7, 2007, American Express issued a press release announcing that it had reached an agreement with Visa Inc., Visa USA and Visa International to drop Visa and five of its member banks, including the Company, as defendants in the American Express Litigation. The settlement amounts totaling $2.25 billion due to American Express under the agreement will be paid directly by Visa. In November 2007, the Company announced that it would recognize a charge of $38 million for its share of the settlement.

        On June 22, 2005, a group of retail merchants filed a purported class action against the Associations and several member banks alleging, among other things, that the defendants conspired in violation of the antitrust laws to fix the level of interchange fees. Providian Financial Corporation and Providian National Bank were named as defendants; after the Providian merger, the Company and the Bank were added as defendants. Photos Etc. Corporation, et al. v. Visa U.S.A. Inc., et al., No. 305-CV-1007 (D. Conn. Filed June 22, 2005). Since then, approximately 48 similar complaints have been filed on behalf of merchants against the card Associations and, in some cases, against member banks including the Bank. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order coordinating the cases for pretrial proceedings. In re Payment Card Interchange Fee Litigation, MDL 1720 (E.D.N.Y.). On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint.

Risk Factors

        Refer to Management's Discussion and Analysis – "Factors That May Affect Future Results" on page 84.

Submission of Matters to a Vote of Security Holders

        None.

PART II

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Washington Mutual's common stock trades on The New York Stock Exchange under the symbol WM. As of January 31, 2008, there were 882,557,330 shares issued and outstanding (including 6 million shares held in escrow) held by 56,738 shareholders of record. The information regarding high and low quarterly sales prices of the Company's common stock, and the quarterly cash dividends declared thereon, is set forth in this Form 10-K in the "Quarterly Results of Operations" table included under Supplementary Data on page 194 and is expressly incorporated herein by reference. Discussion concerning dividend restrictions on the Company's common stock is provided in Management's Discussion and Analysis—"Liquidity Risk and Capital Management."

        The table below displays share repurchases made by the Company for the quarter ended December 31, 2007. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 to October 31, 2007	117,336	$35.86	–	47,454,022
November 1, 2007 to November 30, 2007	719	20.43	–	47,454,022
December 3, 2007 to December 31, 2007	12,188	15.15	–	47,454,022

Total	130,243	33.84	–	47,454,022

(1)
This column includes shares acquired under equity compensation arrangements with the Company's employees and directors. The Company has not engaged in share repurchase activities since the third quarter of 2007.
(2)
Effective July 18, 2006, the Company adopted a share repurchase program approved by the Board of Directors (the "2006 Program"). Under the 2006 Program, the Company was authorized to repurchase up to 150 million shares of its common stock as conditions warrant and had repurchased 102,545,978 shares under this program as of December 31, 2007.

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

  Changes in Internal Control Over Financial Reporting

        Management reviews and evaluates the design and effectiveness of the Company's internal control over financial reporting on an ongoing basis, which may result in the discovery of deficiencies, some of which may be significant. Management changes its internal control over financial reporting as needed to maintain its effectiveness, correcting any deficiencies, as needed, in order to ensure the continued effectiveness of the Company's internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. For management's assessment of the Company's internal control over financial reporting, refer to Management's Report on Internal Control Over Financial Reporting on page 98.

Overview

        Washington Mutual, through its subsidiaries, is one of the nation's leading consumer and small business banks. At December 31, 2007, Washington Mutual and its subsidiaries had assets of $328 billion. The Company has a history dating back to 1889 and its subsidiary banks currently operate nearly 2,500 consumer and small business banking stores throughout the nation. When we refer to "the Company," "we," "our" and "us" in this Annual Report on Form 10-K, we mean Washington Mutual, Inc. and subsidiaries. When we refer to "the Parent," we mean Washington Mutual, Inc.

        The Company's sources of revenue are net interest income and noninterest income. Net interest income is generated by interest received from loans, investment securities and other interest-earning assets, less rates paid on deposits and borrowings. The primary sources of noninterest income are revenue from loan sales and servicing and fees from financial services provided to customers. A summary of the Company's key financial results are presented below:

        The Company recorded a net loss for 2007 of $67 million, or $0.12 per diluted share, compared with net income of $3.56 billion, or $3.64 per diluted share, in 2006. The decline was primarily the result of significant credit deterioration in the Company's single-family residential mortgage loan portfolio and significant disruptions in the capital markets, including a sudden and severe contraction in secondary mortgage market liquidity for nonconforming residential loan products. These conditions also contributed to the impairment of all goodwill associated with the Company's Home Loans business near the end of 2007.

        Reflecting the significant credit deterioration, the Company recorded a provision for loan losses of $3.11 billion in 2007, an increase of $2.29 billion from 2006 and about twice the level of 2007 net charge-offs, which totaled $1.62 billion. Adverse trends in key housing market indicators, including growing inventories of unsold homes, rising foreclosure rates and a significant contraction in the availability of credit for nonconforming mortgage products continued to deteriorate throughout 2007 and exerted significant downward pressure on home prices, particularly in areas of the country in which the Company's lending activities have been concentrated. Nationwide sales volume of existing homes in December 2007 was 22% lower than in December 2006, leading to a supply of unsold homes of approximately 9.7 months, a 47% increase from December 2006, while the national median sales price for existing homes declined by 7% between those same periods. Housing market weakness was also evident from the change in the national volume of foreclosure filings, which increased by 75% in 2007 compared with 2006. With the downturn in the housing market, single-family residential mortgage delinquency levels have increased substantially and loss severity rates have grown significantly. These conditions are reflected in the Company's nonperforming assets to total assets ratio, which increased from 0.80% at December 31, 2006 to 2.17% at December 31, 2007. Net mortgage loan charge-offs as a percentage of the average balance of the real estate loan portfolio increased from 0.09% in 2006 to 0.55% in 2007, and on an annualized basis, from 0.14% in the fourth quarter of 2006 to 1.08% in the fourth quarter of 2007, reflecting the accelerating pace of deterioration in the credit quality of the mortgage loan portfolio. The increase in loss severity rates was particularly evident in the subprime mortgage channel and home equity loans and lines of credit portfolios. With early indicators in 2008 suggesting that the housing market is continuing to deteriorate, the Company expects that it will experience significantly higher credit costs throughout its single-family residential mortgage portfolios.

        Net credit card charge-offs as a percentage of the average balance of the credit card portfolio were 3.08% in 2006 and 3.69% in 2007, reflecting a gradual downturn in credit quality as the U.S. economy softened. The national unemployment rate, which held steady in a range of 4.4% to 4.7% for most of 2007, increased to 4.9% in January 2008, while average net job growth for the three months ending January 31, 2008 was 42,000, compared with 121,000 for the three months ending January 31, 2007. The Company expects net credit card charge-off rates will continue to rise if the economy is pressured further by higher unemployment levels and sluggish job growth.

        Noninterest income was $6.04 billion in 2007, compared with $6.38 billion in 2006. Deteriorating credit conditions also caused significant disruptions in the secondary mortgage market, which adversely affected the Company's noninterest income results. Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments, totaled $59 million in 2007, compared with $735 million in 2006. Credit quality concerns created uncertainty in the market for subprime mortgage products during the first half of 2007. Those concerns intensified during the second half of the year and spread into the broader secondary market, resulting in a severe contraction of secondary market liquidity as investors avoided purchasing all mortgage products backed by nonconforming loan collateral. Because of this disruption, the Company transferred approximately $17 billion of real estate loans to its loan portfolio in the third quarter of 2007, representing substantially all of the Company's nonconforming loans that had been designated as held for sale. Illiquid secondary market conditions also affected the valuations of the Company's trading assets, which are primarily comprised of interests retained from mortgage loan and credit card securitizations. Widening credit spreads on these retained interests were primarily responsible for the loss on trading assets of $673 million in 2007, compared with a loss of $154 million in 2006. The Company also recognized other-than-temporary impairment losses of $375 million in the available-for-sale securities portfolio during the second half of 2007 on certain mortgage-backed securities.

        Partially offsetting the losses in noninterest income were gains from mortgage servicing rights ("MSR") valuation and risk management of $205 million in 2007, compared with a loss of $393 million in 2006, as gains from the Company's MSR risk management instruments outpaced the decline in MSR fair value. While lower mortgage interest rates during the latter part of 2007 increased expected loan prepayment speeds, their effect on the MSR value was softened by the weakening housing market and the severe contraction in home mortgage credit availability, both of which significantly reduced home loan refinancing volume.

        Noninterest expense totaled $10.60 billion in 2007, compared with $8.81 billion in 2006. The unprecedented challenges in the mortgage and credit markets during 2007 also had a significant effect on the Company's noninterest expense results. Noninterest expense in 2007 includes the fourth quarter effects from a $1.78 billion pre-tax impairment loss related to all goodwill associated with the Home Loans business. This non-cash charge did not affect the Company's tangible equity or regulatory capital ratios, or its liquidity position. With the fundamental shift in the mortgage market from credit disruptions and the expectation of a prolonged period of secondary mortgage market illiquidity, the Company took actions in the fourth quarter of 2007 to resize its home loans business in anticipation of continued declines in loan volume within the home mortgage industry, and to accelerate the direction of the home loans business to mortgage lending conducted through the Company's retail banking stores and other retail distribution channels. Among the actions taken by the Company were:

  •
  Discontinuing all remaining lending through the subprime mortgage channel;

  •
  Initiating the closure of WaMu Capital Corp., the Company's institutional broker-dealer business;

  •
  Winding-down the Company's mortgage banker finance warehouse lending operations;

  •
  Eliminating approximately 2,600 positions in the Home Loans business and approximately 550 corporate and other support positions; and

  •
  Closing various home loan centers, sales offices, and home loan processing and call centers.

        The Company recorded $143 million of additional noninterest expense in the fourth quarter of 2007 as a result of these actions, which are expected to generate approximately $500 million of expense savings during 2008.

        Net interest income on a taxable-equivalent basis was $8.19 billion in 2007, compared with $8.13 billion in 2006. The increase was due to the expansion of the net interest margin, which increased, on a taxable-equivalent basis, from 2.60% in 2006 to 2.86% in 2007. The increase in the margin was primarily due to increases in the yields of mortgage loan products tied to short-term interest rate indices and the sales of lower-yielding mortgage loans. With the increasing deterioration in the housing market and the general softening of the economy, the Federal Reserve reduced the target Federal Funds rate by 100 basis points during the second half of 2007, and lowered this benchmark rate by another 125 basis points in January 2008, bringing the target rate down to 3.00%. As the Company's wholesale borrowing rates are usually correlated with interest rate policy changes made by the Federal Reserve and reprice to current market levels faster than most of the Company's interest-earning assets, the actions taken by the Fed are expected to further expand the margin in 2008.

        To bolster its capital levels and liquidity position, the Company issued a total of $3.9 billion of Tier 1 capital in the fourth quarter of 2007, comprised of $2.9 billion, net, of noncumulative, perpetual convertible preferred stock issued by the Parent and $1 billion of noncumulative, perpetual preferred shares issued by Washington Mutual Preferred Funding LLC, an indirect subsidiary of Washington Mutual Bank. Additionally, commencing in the first quarter of 2008, the Company reduced its quarterly cash dividend rate on the Company's common stock to 15 cents per share. At December 31, 2007, the Company's estimated total risk-based capital to total risk-weighted assets ratio was 12.34% and its estimated Tier 1 capital to average total assets ratio was 6.84%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, while the Company's tangible equity to total tangible assets ratio was 6.67%, well above its established target of 5.50%.

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

        The Company has identified four accounting estimates that, due to the judgments and assumptions inherent in those estimates, and the potential sensitivity of its financial statements to those judgments and assumptions, are critical to an understanding of its financial statements. These estimates are: the fair value of certain financial instruments and other assets; the allowance for loan losses and contingent credit risk liabilities; other-than-temporary impairment losses on available-for-sale securities; and the determination of whether a derivative qualifies for hedge accounting.

        Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company's Board of Directors. The Company believes that the judgments, estimates and assumptions used in the preparation of its financial statements are appropriate given the facts and circumstances as of December 31, 2007. The nature of these judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

        The discussion below presents information about the nature of the Company's critical accounting estimates:

  Fair Value of Certain Financial Instruments and Other Assets

        A portion of the Company's assets are carried at fair value, including: mortgage servicing rights, trading assets including certain retained interests from securitization activities, available-for-sale securities and derivatives. In addition, loans held for sale are recorded at the lower of cost or fair value. Changes in fair value of those instruments that qualify as hedged items under fair value hedge accounting are recognized in earnings and offset the changes in fair value of derivatives used as hedge accounting instruments.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Generally, for assets that are reported at fair value, the Company uses quoted market prices or internal valuation models to estimate their fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, market volatilities and pricing spreads utilizing market-based inputs where readily available. The degree of management judgment involved in estimating the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data, little judgment is necessary when estimating the instrument's fair value. When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation.

        During the latter half of 2007, deteriorating credit conditions caused significant disruptions in the secondary mortgage market. Credit quality concerns prompted market participants to avoid purchasing mortgage investment products backed by nonconforming loan collateral. As market activity slowed, the availability of observable market prices was reduced. Accordingly, there was less market data available for use by management in the judgments applied to key valuation inputs.

        The following financial instruments and other assets require the Company's most complex judgments and assumptions when estimating fair value:

  Mortgage Servicing Rights and Certain Other Retained Interests in Securitizations

        In June 2007, the Company implemented a model that is based on an option-adjusted spread ("OAS") valuation methodology to estimate the fair value of substantially all of its MSR asset. The model projects cash flows over multiple interest rate scenarios and discounts these cash flows using risk-adjusted discount rates. Additionally, an independent broker estimate of the fair values of the mortgage servicing rights is obtained quarterly along with other market-based evidence. Management uses this information together with its OAS valuation methodology to estimate the fair value of the MSR. Models used to value MSR assets, including those employing an OAS valuation methodology, are highly sensitive to changes in certain assumptions. Different expected prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSR. If actual prepayment experience differs materially from the expected prepayment speeds used in the Company's model, this difference may result in a material change in MSR fair value.

        Changes in MSR value are reported in the Consolidated Statements of Income under the noninterest income caption "Revenue from sales and servicing of home mortgage loans." Additional discussion regarding the estimation of MSR fair value, including limitations to the MSR fair value measurement process, are described in the subsequent section of Management's Discussion and Analysis – "Earnings Performance from Continuing Operations." Key economic assumptions and the sensitivity of MSR fair value to immediate changes in those assumptions are described in Note 8 to the Consolidated Financial Statements – "Mortgage Banking Activities."

        For other retained interests in securitization activities (such as interest-only strips and residual interests in mortgage and credit card securitizations), the discounted cash flow model used in estimating fair value utilizes projections of expected cash flows that are greatly influenced by expected prepayment speeds and, in some cases, expected net credit losses or finance charges related to the securitized assets. Key economic assumptions and the sensitivity of retained interests fair value to immediate changes in those assumptions are described in Note 7 to the Consolidated Financial Statements – "Securitizations." Changes in those and other assumptions used could have a significant effect on the valuation of these retained interests. Changes in the value of other retained interests in securitization activities are reported in the Consolidated Statements of Income under the noninterest income caption "Loss on trading assets" and in the Consolidated Statements of Financial Condition as "Trading assets."

  Loans held for sale

        The fair value of loans designated as held-for-sale is generally based on observable market prices of securities that have loan collateral or interests in loans that are similar to the held-for-sale loans or whole loan sale prices if formally committed. If market prices are not readily available, fair value is based on a discounted cash flow model, which considers expected prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans' interest rates. When the estimated fair value of loans held for sale is lower than their cost, including adjustments to cost if the loans were in a fair value hedge relationship under Financial Accounting Standards Board ("FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("Statement No. 133"), a valuation adjustment that accounts for this difference is reported in the Consolidated Statements of Income as a component within the noninterest income caption "Revenue from sales and servicing of home mortgage loans" for home loans. Valuation adjustments for consumer loans held for sale are recorded under the noninterest income caption "Revenue from sales and servicing of consumer loans." Valuation adjustments for multi-family and commercial real estate loans held for sale are recorded under the noninterest income caption "Other income."

  Fair Value of Reporting Units and Goodwill Impairment

        Under FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level (which is the same level as the Company's four major operating segments identified in Note 26 to the Consolidated Financial Statements – "Operating Segments"). The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared with the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income.

        The fair value of the reporting units are determined primarily using discounted cash flow models based on each reporting unit's internal forecasts. In addition, analysis using market-based trading and transaction multiples, where available, is used to assess the reasonableness of the valuations derived from the discounted cash flow models.

        For additional information regarding the carrying values of goodwill by operating segment, see Note 9 to the Consolidated Financial Statements – "Goodwill and Other Intangible Assets."

  Allowance for Loan Losses and Contingent Credit Risk Liabilities

  Allowance for Loan Losses

        The allowance for loan losses represents management's estimate of incurred credit losses inherent in the Company's loan portfolio as of the balance sheet date. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods.

        The estimate of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of borrowers, adverse situations that have occurred that may affect a borrower's ability to meet his financial obligations, the estimated value of underlying collateral, general economic conditions, and the impact that changes in interest rates and unemployment levels have on a borrower's ability to repay adjustable-rate loans.

        The Company allocates a portion of the allowance to the homogeneous loan portfolios and estimates this allocated portion using statistical estimation techniques. Loss estimation techniques used in statistical models are supplemented by qualitative information to assist in estimating the allocated allowance. When housing prices are volatile, lags in data collection and reporting increase the likelihood of adjustments being made to the allowance.

        The Company also estimates an unallocated portion of the allowance that reflects management's assessment of various risk factors that are not fully captured by the statistical estimation techniques used to determine the allocated component of the allowance. The following factors are routinely and regularly reviewed in estimating the appropriateness of the unallocated allowance: national and local economic trends and conditions (such as gross domestic product and unemployment trends); market conditions (such as changes in housing prices); industry and borrower concentrations within portfolio segments (including concentrations by metropolitan statistical area); recent loan portfolio performance (such as changes in the levels and trends in delinquencies and impaired loans); trends in loan growth (including the velocity of change in loan growth); changes in underwriting criteria; and the regulatory and public policy environment.

        The allowance for loan losses is reported in the Consolidated Statements of Financial Condition and the provision for loan losses is reported in the Consolidated Statements of Income.

        The estimates and judgments are described in further detail in the subsequent section of Management's Discussion and Analysis—"Credit Risk Management" and in Note 1 to the Consolidated Financial Statements—"Summary of Significant Accounting Policies."

  Contingent Credit Risk Liabilities

        In the ordinary course of business, the Company sells loans to third parties and in certain circumstances, such as in the event of early or first payment default, retains credit risk exposure on those loans. The Company may also be required to repurchase sold loans when representations and warranties made by the Company in connection with those sales are breached. Under certain circumstances, such as when a loan sold to an investor and serviced by the Company fails to perform according to its contractual terms within the six months after its origination or upon written request of the investor, the Company will review the loan file to determine whether or not errors may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a violation of a representation or warranty made to the investor in connection with the Company's sale of the loan, then the Company will be required to either repurchase the loan or indemnify the investor for losses sustained if the violation had a material adverse effect on the value of the loan.

        Reserves are established for the Company's exposure to the potential repurchase or indemnification liabilities described above as such liabilities are initially recorded at fair value. Throughout the life of these repurchase or indemnification liabilities, the Company may learn of additional information that can affect the assessment of loss probability or the estimation of the amounts involved. Changes in these assessments can lead to significant changes in the recorded reserves. Repurchase and indemnification liabilities are recorded within other liabilities in the Consolidated Statements of Financial Condition, and losses are recorded in the Consolidated Statements of Income under the noninterest income caption "Revenue from sales and servicing of home mortgage loans."

  Impairment of Securities

        The Company monitors securities in its available-for-sale investment portfolio for impairment. Impairment may result from credit deterioration of the issuer, from changes in market rates relative to the interest rate of the instrument, or from changes in prepayment speeds. The Company considers many factors in determining whether the impairment is other than temporary, including but not limited to adverse changes in expected cash flows, the length of time the security has had a fair value less than the cost basis, the severity of the unrealized loss, the Company's intent and ability to hold the security for a period of time sufficient for a recovery in value and issuer-specific factors such as the issuer's financial condition, external credit ratings and general market conditions. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions in interpreting relevant market data. Other-than-temporary valuation losses on available-for-sale securities are reported in the Consolidated Statements of Income under the noninterest income caption "Loss on other available-for-sale securities." For additional information regarding the amortized cost, unrealized gains, unrealized losses, and fair value of securities, see Note 5 to the Consolidated Financial Statements – "Available-for-Sale Securities."

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

        All derivatives, whether designated in hedging relationships or not, are recorded at fair value as either assets or liabilities in the Consolidated Statements of Financial Condition. Changes in fair value of derivatives that are not in hedge accounting relationships (as in (3) above) are recorded in the Consolidated Statements of Income in the period in which the change in value occurs. Changes in the fair value of derivatives that are designated as cash flow hedges (as in (2) above), to the extent such hedges are deemed highly effective, are recorded as a separate component of accumulated other comprehensive income and reclassified into earnings when the earnings effect of the hedged cash flows is recognized. Changes in the fair value of derivatives in qualifying fair value hedge accounting relationships (as in (1) above) are recorded each period in earnings along with the change in fair value of the hedged item attributable to the risk being hedged.

        The determination of whether a derivative qualifies for hedge accounting requires complex judgments about the application of Statement No. 133. Additionally, this Statement requires contemporaneous documentation of the Company's hedge relationships. Such documentation includes the nature of the risk being hedged, the identification of the hedged item, or the group of hedged items that share the risk exposure that is designated as being hedged, the selection of the instrument that will be used to hedge the identified risk, and the method used to assess the effectiveness of the hedge relationship. The assessment of hedge effectiveness requires calculations that utilize standard statistical methods of correlation that must support the determination that the hedging relationship is expected to be highly effective, during the period that the hedge is designated, in achieving offsetting changes in fair value or cash flows attributable to the hedged risk. If the Company's assessment of effectiveness is not considered to be adequate to achieve hedge accounting treatment, the derivative is treated as a free-standing risk management instrument.

Recently Issued Accounting Standards Not Yet Adopted

        Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

  Discontinued Operations

        In December 2006, the Company exited the retail mutual fund management business and completed the sale of WM Advisors, Inc. WM Advisors provided investment management, distribution and shareholder services to the WM Group of Funds. This former subsidiary has been accounted for as a discontinued operation and, accordingly, its results of operations have been removed from the Company's results of continuing operations for the years ended December 31, 2006 and 2005 in the

Consolidated Statements of Income and in Note 26 to the Consolidated Financial Statements – "Operating Segments."

Five-Year Summary of Selected Financial Data

	December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share amounts)
Income Statement Data (for the year ended)
Net interest income	$8,177	$8,121	$8,218	$7,411	$7,865
Provision for loan losses	3,107	816	316	209	42
Noninterest income	6,042	6,377	5,097	4,061	5,437
Noninterest expense	10,600	8,807	7,620	7,332	7,267
Net income (loss)	(67)	3,558	3,432	2,878	3,880
Basic earnings per common share:
Income (loss) from continuing operations	(0.11)	3.27	3.80	2.84	4.17
Income from discontinued operations	–	0.47	0.04	0.50	0.12

Net income (loss)	(0.11)	3.74	3.84	3.34	4.29
Diluted earnings per common share:
Income (loss) from continuing operations	(0.12)	3.18	3.69	2.77	4.09
Income from discontinued operations	–	0.46	0.04	0.49	0.12

Net income (loss)	(0.12)	3.64	3.73	3.26	4.21
Dividends declared per common share	2.21	2.06	1.90	1.74	1.40
Balance Sheet Data (at year end)
Available-for-sale securities	$27,540	$24,978	$24,659	$19,219	$36,707
Loans held for sale	5,403	44,970	33,582	42,743	20,837
Loans held in portfolio	244,386	224,960	229,632	207,071	175,150
Mortgage servicing rights	6,278	6,193	8,041	5,906	6,354
Goodwill	7,287	9,050	8,298	6,196	6,196
Total assets	327,913	346,288	343,573	307,581	275,178
Total deposits	181,926	213,956	193,167	173,658	153,181
Securities sold under agreements to repurchase	4,148	11,953	15,532	15,944	28,333
Advances from Federal Home Loan Banks	63,852	44,297	68,771	70,074	48,330
Other borrowings	38,958	32,852	23,777	18,498	15,483
Minority interests	3,919	2,448	15	13	–
Stockholders' equity	24,584	26,969	27,279	20,889	19,405
Supplemental Data
Loan volume:
Home loans:
Adjustable-rate	$70,324	$110,914	$125,758	$128,263	$113,677
Fixed-rate	30,554	47,469	81,964	84,099	270,504

Total home loan volume	100,878	158,383	207,722	212,362	384,181
Total loan volume	151,502	205,085	260,770	266,397	431,906

Ratios and Other Supplemental Data

	Year Ended December 31,
	2007	2006	2005
	(dollars in millions, except per share amounts)
Profitability
Return on average assets	(0.02)%	1.02%	1.05%
Return on average common equity	(0.42)	13.52	14.91
Net interest margin	2.85	2.60	2.79
Efficiency ratio(1)(2)	74.55	60.75	57.23
Asset Quality (at year end)
Nonaccrual loans	$6,123	$2,295	$1,686
Foreclosed assets	979	480	276

Total nonperforming assets(3)	7,102	2,775	1,962
Nonperforming assets(3) to total assets	2.17%	0.80%	0.57%
Allowance for loan losses	$2,571	$1,630	$1,695
Allowance as a percentage of total loans held in portfolio	1.05%	0.72%	0.74%
Credit Performance
Net charge-offs	$1,623	$510	$244
Capital Adequacy (at year end)
Stockholders' equity to total assets	7.50%	7.79%	7.94%
Tangible equity to total tangible assets(4)	6.67	6.04	5.62
Tier 1 capital to average total assets (leverage)(5)	6.84	6.35	5.83
Total risk-based capital to total risk-weighted assets(5)	12.34	11.77	10.80
Per Common Share Data
Common shares outstanding at the end of period (in thousands)(6)	869,036	944,479	993,914
Common stock dividend payout ratio	N/M	55.08%	49.48%
Book value per common share (at year end)(7)	$24.55	$28.21	$27.61
Market prices:
High	45.56	46.48	44.54
Low	13.07	41.47	36.92
Year end	13.61	45.49	43.50

N/M = Not meaningful

(1)
Based on continuing operations.
(2)
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(3)
Excludes nonaccrual loans held for sale.
(4)
Excludes unrealized net gain/loss on available-for-sale securities and cash flow hedging instruments, goodwill and intangible assets (except MSR) and the impact from the adoption and application of FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. Minority interests of $3.92 billion for December 31, 2007 and $2.45 billion for December 31, 2006 are included in the numerator.
(5)
The capital ratios are estimated as if Washington Mutual, Inc. were a bank holding company subject to Federal Reserve Board capital requirements.
(6)
Includes six million shares held in escrow.
(7)
Excludes six million shares held in escrow.

Earnings Performance from Continuing Operations

        Average balances, together with the total dollar amounts of interest income and expense related to such balances and the weighted average rates, were as follows:

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Rate	Interest Income/ Expense	Average Balance	Rate	Interest Income/ Expense	Average Balance	Rate	Interest Income/ Expense
	(dollars in millions)
Assets(1)
Interest-earning assets(2):
Federal funds sold and securities purchased under agreements to resell	$3,475	5.31%	$184	$4,718	5.20%	$245	$2,154	3.42%	$74
Trading assets	4,546	9.45	430	7,829	7.74	606	7,217	6.50	469
Available-for-sale securities(3):
Mortgage-backed securities	19,647	5.49	1,078	21,534	5.41	1,165	16,359	4.81	786
Investment securities	7,334	5.13	377	5,992	4.92	295	4,494	4.71	212
Loans held for sale	20,421	6.81	1,391	27,791	6.50	1,807	44,847	5.34	2,394
Loans held in portfolio(4):
Loans secured by real estate:
Home loans(5)(6)	98,547	6.49	6,396	120,320	5.83	7,011	110,326	4.97	5,485
Home equity loans and lines of credit(6)	56,285	7.46	4,197	52,265	7.33	3,833	47,909	6.01	2,878
Subprime mortgage channel(7)	20,125	6.62	1,333	20,202	6.31	1,275	20,561	5.90	1,214
Home construction(8)	2,074	6.79	141	2,061	6.46	133	2,074	6.22	129
Multi-family	30,162	6.59	1,988	27,386	6.28	1,721	24,070	5.41	1,303
Other real estate	7,504	6.98	524	5,797	6.93	402	5,091	7.11	362

Total loans secured by real estate	214,697	6.79	14,579	228,031	6.30	14,375	210,031	5.41	11,371
Consumer:
Credit card	10,113	10.55	1,067	8,733	11.19	977	2,082	11.96	249
Other	242	13.90	34	444	11.12	50	707	10.67	75
Commercial	1,916	8.10	155	1,886	6.94	131	2,614	5.04	132

Total loans held in portfolio	226,968	6.98	15,835	239,094	6.50	15,533	215,434	5.49	11,827
Other	4,275	4.53	194	5,220	4.90	256	4,324	3.65	158

Total interest-earning assets	286,666	6.80	19,489	312,178	6.38	19,907	294,829	5.40	15,920
Noninterest-earning assets:
Mortgage servicing rights	6,616			7,667			6,597
Goodwill	9,018			8,489			6,712
Other assets	21,089			20,424			18,095

Total assets	$323,389			$348,758			$326,233

Liabilities(1)
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$29,261	2.42	709	$36,477	2.63	960	$46,524	1.95	906
Savings and money market deposits	56,459	3.27	1,846	48,866	2.96	1,446	42,555	1.76	750
Time deposits	82,551	4.91	4,055	84,106	4.59	3,857	62,175	3.33	2,072

Total interest-bearing deposits	168,271	3.93	6,610	169,449	3.70	6,263	151,254	2.46	3,728
Federal funds purchased and commercial paper	3,096	5.30	164	7,347	5.06	371	5,314	3.56	190
Securities sold under agreements to repurchase	8,330	5.32	443	15,257	5.12	781	15,365	3.40	523
Advances from Federal Home Loan Banks	37,144	5.28	1,963	56,619	4.99	2,828	68,713	3.46	2,377
Other	38,157	5.59	2,132	28,796	5.36	1,543	21,603	4.09	884

Total interest-bearing liabilities	254,998	4.44	11,312	277,468	4.25	11,786	262,249	2.94	7,702

Noninterest-bearing sources:
Noninterest-bearing deposits	32,109			34,380			34,769
Other liabilities	9,155			8,865			6,177
Minority interests	2,933			1,639			14
Stockholders' equity	24,194			26,406			23,024

Total liabilities and stockholders' equity	$323,389			$348,758			$326,233

Net interest spread and net interest income		2.36	$8,177		2.13	$8,121		2.46	$8,218

Impact of noninterest-bearing sources		0.49			0.47			0.33
Net interest margin		2.85			2.60			2.79
Taxable-Equivalent Basis
Net interest margin and net interest income on a taxable-equivalent basis(9)		2.86	$8,191		2.60	$8,129		2.79	$8,225

(1)
Average balances of assets and liabilities of acquired companies are calculated by dividing the stub period of the Company's ownership of those assets or liabilities by one year.
(2)
Nonaccrual assets and related income, if any, are included in their respective categories.
(3)
The average balance and yield are based on average amortized cost balances.
(4)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $391 million, $463 million, and $402 million for the years ended December 31, 2007, 2006 and 2005.
(5)
Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $1.42 billion, $1.07 billion, and $292 million for the years ended December 31, 2007, 2006 and 2005.
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
(9)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on U.S. states and political subdivisions securities and loans related to the Company's community lending and investment activities. The federal statutory tax rate was 35% for the periods presented.

      The dollar amounts of interest income and interest expense fluctuate depending upon changes in interest rates and upon changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate), (ii) changes in rate (changes in average interest rates multiplied by the prior period's volume), and (iii) changes in rate/volume (changes in rate multiplied by the change in volume)

which were allocated in proportion to the percentage changes in average volume and average rate and included in the relevant column below were as follows:

	2007 vs. 2006			2006 vs. 2005
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total Change			Total Change
	Volume	Rate		Volume	Rate
	(in millions)
Interest Income
Federal funds sold and securities purchased under agreements to resell	$(66)	$5	$(61)	$119	$52	$171
Trading assets	(291)	115	(176)	42	95	137
Available-for-sale securities:
Mortgage-backed securities	(104)	17	(87)	271	108	379
Investment securities	69	13	82	73	10	83
Loans held for sale	(499)	83	(416)	(1,036)	449	(587)
Loans held in portfolio:
Loans secured by real estate:
Home loans(1)	(1,357)	742	(615)	526	1,000	1,526
Home equity loans and lines of credit(1)	299	65	364	279	676	955
Subprime mortgage channel(2)	(5)	63	58	(22)	83	61
Home construction(3)	1	7	8	(1)	5	4
Multi-family	180	87	267	193	225	418
Other real estate	119	3	122	49	(9)	40

Total loans secured by real estate	(763)	967	204	1,024	1,980	3,004
Consumer:
Credit card	148	(58)	90	745	(17)	728
Other	(26)	10	(16)	(29)	4	(25)
Commercial	2	22	24	(42)	41	(1)

Total loans held in portfolio	(639)	941	302	1,698	2,008	3,706
Other	(44)	(18)	(62)	37	61	98

Total interest income	(1,574)	1,156	(418)	1,204	2,783	3,987
Interest Expense
Deposits:
Interest-bearing checking deposits	(179)	(72)	(251)	(222)	276	54
Savings and money markets deposits	239	161	400	125	571	696
Time deposits	(73)	271	198	864	921	1,785

Total deposits	(13)	360	347	767	1,768	2,535
Federal funds purchased and commercial paper	(224)	17	(207)	87	94	181
Securities sold under agreements to repurchase	(368)	30	(338)	(4)	262	258
Advances from Federal Home Loan Banks	(1,021)	156	(865)	(471)	922	451
Other	520	69	589	342	317	659

Total interest expense	(1,106)	632	(474)	721	3,363	4,084

Net interest income	$(468)	$524	$56	$483	$(580)	$(97)

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

  Net Interest Income

        Net interest income and the net interest margin, both expressed on a taxable-equivalent basis, totaled $8.19 billion and 2.86% in 2007, compared with $8.13 billion and 2.60% in 2006. The increase in the net interest margin was primarily due to increases in the yields of mortgage loan products tied to short-term interest rate indices and the sales of lower-yielding mortgage loans, and a favorable change in the mix between deposits and comparatively higher cost borrowed funds. Deposits funded 70% of the interest-earning asset base during 2007, compared with 65% in 2006. A decline in average interest earning assets in 2007 partially offset the expansion of the margin, as the Company sought to deemphasize balance sheet growth during a time in which the yield curve was relatively flat or slightly inverted.

  Noninterest Income

        Noninterest income from continuing operations consisted of the following:

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007/2006	2006/2005
	(in millions)
Revenue from sales and servicing of home mortgage loans	$944	$768	$2,017	23%	(62)%
Revenue from sales and servicing of consumer loans	1,639	1,527	413	7	270
Depositor and other retail banking fees	2,893	2,567	2,193	13	17
Credit card fees	778	637	139	22	358
Securities fees and commissions	260	215	189	21	13
Insurance income	116	127	172	(8)	(26)
Loss on trading assets	(673)	(154)	(257)	336	(40)
Loss on other available-for-sale securities	(319)	(9)	(84)	–	(90)
Other income	404	699	315	(42)	122

Total noninterest income	$6,042	$6,377	$5,097	(5)	25

  Revenue from sales and servicing of home mortgage loans

        Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007/2006	2006/2005
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities(1)	$52	$626	$873	(92)%	(28)%
Revaluation gain from derivatives economically hedging loans held for sale	7	109	76	(93)	42

Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	59	735	949	(92)	(23)
Servicing activity:
Home mortgage loan servicing revenue(2)	2,047	2,181	2,110	(6)	3
Change in MSR fair value due to payments on loans and other(3)	(1,363)	(1,654)	–	(18)	–
Change in MSR fair value due to valuation inputs or assumptions(3)	(157)	299	–	–	–
MSR valuation adjustments(4)	–	–	965	–	–
Amortization of MSR	–	–	(2,170)	–	–
Revaluation gain (loss) from derivatives economically hedging MSR	358	(636)	163	–	–
Adjustment to MSR fair value for MSR sale	–	(157)	–	–	–

Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments	885	33	1,068	–	(97)

Total revenue from sales and servicing of home mortgage loans	$944	$768	$2,017	23	(62)

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
(3)
Line item descriptions reflect the impact of the adoption of Statement No. 156 on January 1, 2006. The retrospective application of this statement to prior periods is not permitted.
(4)
Net of fair value hedge ineffectiveness as well as any impairment/reversal recognized on MSR that resulted from the application of the lower of cost or fair value accounting methodology in 2005.

        The following table presents MSR valuation and the corresponding risk management derivative instruments and securities during the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
	(in millions)
MSR Valuation and Risk Management:
Change in MSR fair value due to valuation inputs or assumptions	$(157)	$299
Gain (loss) on MSR risk management instruments:
Revaluation gain (loss) from derivatives	358	(636)
Revaluation gain (loss) from certain trading securities	4	(55)
Loss from certain available-for-sale securities	–	(1)

Total gain (loss) on MSR risk management instruments	362	(692)

Total changes in MSR valuation and risk management	$205	$(393)

        The following tables reconcile the gains (losses) on investment securities that are designated as MSR risk management instruments to loss on trading assets and loss on other available-for-sale securities that are reported within noninterest income during the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
	(in millions)
Gain (loss) on trading assets resulting from:
MSR risk management instruments	$4	$(55)
Other	(677)	(99)

Total loss on trading assets	$(673)	$(154)

	Year Ended December 31,
	2007	2006
	(in millions)
Loss on other available-for-sale securities resulting from:
MSR risk management instruments	$–	$(1)
Other	(319)	(8)

Total loss on other available-for-sale securities	$(319)	$(9)

        Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments was $59 million in 2007, compared with $735 million in the prior year. Secondary market conditions for subprime mortgage loans rapidly deteriorated during the first half of 2007 in response to the weakening housing market. As credit risk concerns from rising subprime mortgage borrower defaults increased, credit spreads widened to reflect secondary market demands for higher risk premiums on subprime mortgage loans, which lowered the value of the loans to be sold. Credit concerns spread across the secondary market in the second half of 2007 as mortgage delinquencies and loss severities across all single-family residential borrower classes accelerated. This led to a severe contraction in risk tolerances among secondary market participants and resulted in an illiquid market for nonconforming home loans. With the absence of liquidity for such loans, home loan sales volume totaled only $17.38 billion in the last half of 2007, a 69% decline from $56.58 billion for the same period in 2006. The Company transferred into its held for investment portfolio approximately

$15 billion of single-family residential loans in the third quarter of 2007, which were substantially comprised of nonconforming products that had initially been designated as held for sale prior to the rapid contraction in secondary market liquidity. A $139 million downward adjustment on the transferred loans was recorded based on the lower of cost or fair value, reflecting the wider secondary market credit spreads that accompanied the market disruption.

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

        Home mortgage loan servicing revenue decreased by $134 million for the year ended December 31, 2007, compared with 2006. The decrease was largely the result of the sale of $2.53 billion of mortgage servicing rights in July 2006. The decline was more than offset by a decrease in the rate of MSR fair value changes from loan payments of $291 million between the same years, as actual payment rates on the servicing portfolio decreased in 2007 due to significantly lower levels of refinancing activity.

        MSR valuation and risk management results were a gain of $205 million in 2007, compared with a loss of $393 million in 2006. Although mortgage interest rates at the end of 2007 were at similar levels to those that existed at the beginning of the year, more significant fluctuations occurred over the course of 2007, which led to a modest decrease in MSR value of $157 million for the year. The decrease in value occurred primarily during the second half of 2007, as mortgage rates generally declined during that period, resulting in higher expected prepayment speeds. However, the impact of lower interest rates on projected MSR prepayment speeds was mitigated by a smaller increase in expected prepayment rates, reflecting diminished opportunities for borrowers to refinance during a period when the housing market is weakening, underwriting standards across the mortgage banking industry have tightened and rates for nonconforming loan products are higher. The performance of the MSR risk management instruments was adversely affected by the flat-to-inverted slope of the yield curve in 2006, which had the effect of increasing hedging costs.

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

  All Other Noninterest Income Analysis

        Revenue from sales and servicing of consumer loans increased $112 million for the year ended December 31, 2007, compared with 2006. While revenue from sales increased between the two periods as a result of a 50% increase in credit card securitization volume, revenue from servicing declined in 2007, when compared with 2006. This decline in servicing revenue was a result of realization of higher than originally estimated interest and fees charged on securitized loans and lower than originally estimated credit losses.

        Depositor and other retail banking fees increased $326 million for the year ended December 31, 2007, compared with 2006, predominantly due to higher transaction fees and an increase in the number of noninterest-bearing checking accounts. The number of noninterest-bearing checking accounts at December 31, 2007 totaled approximately 11.0 million compared with approximately 9.6 million at December 31, 2006.

        Credit card fees increased $141 million for the year ended December 31, 2007, compared with 2006, reflecting growth in the average balance of the credit card portfolio.

        Securities fees and commissions increased $45 million for the year ended December 31, 2007, compared with 2006, due to an increase in the volume of mutual fund and annuity sales.

        Loss on trading assets increased $519 million for the year ended December 31, 2007, compared with 2006. Similar to the way in which capital market disruptions affected the Company's mortgage banking results, the severe downturn in the housing market and rising levels of credit card delinquencies contributed to less favorable economic assumptions used to measure the value of trading assets retained from mortgage loan and credit card securitizations.

        The Company recognizes impairment losses on available-for-sale securities through the income statement when it has concluded that a decrease in the fair value of a security is other than temporary. During the second half of 2007, the Company recognized charges totaling $375 million related to mortgage-backed securities where it determined that a decline in fair value below amortized cost represented an other-than-temporary condition.

        The decrease in other income of $295 million for the year ended December 31, 2007, compared with 2006, primarily resulted from losses related to equity method investments and revaluation losses on derivatives held for risk management purposes. In addition, included in 2006 was a $149 million litigation award from the partial settlement of the Company's claim against the U.S. Government with regard to the Home Savings supervisory goodwill lawsuit.

  Noninterest Expense

        Noninterest expense from continuing operations consisted of the following:

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007/2006	2006/2005
	(in millions)
Compensation and benefits	$3,766	$3,937	$3,701	(4)%	6%
Occupancy and equipment	1,589	1,711	1,520	(7)	13
Telecommunications and outsourced information services	530	554	449	(4)	23
Depositor and other retail banking losses	262	229	226	14	2
Advertising and promotion	445	443	315	–	41
Professional fees	233	227	181	3	26
Postage	417	471	293	(12)	61
Foreclosed asset expense	309	117	75	164	56
Goodwill impairment charge	1,775	–	–	–	–
Other expense	1,274	1,118	860	14	30

Total noninterest expense	$10,600	$8,807	$7,620	20	16

        Noninterest expense in 2007 includes the fourth quarter effects from a $1.78 billion pre-tax impairment loss related to all goodwill associated with the Home Loans business. With the fundamental shift in the mortgage market from credit disruptions and the expectation of a prolonged period of secondary mortgage market illiquidity, the Company also recorded charges of $143 million in the fourth quarter to resize its Home Loans business and corporate support functions in anticipation of continued declines in home mortgage industry loan originations, and to accelerate the direction of its mortgage banking operations to home lending conducted through retail banking stores and other retail distribution channels. The charges consist of $58 million in employee termination benefits, $42 million in lease termination and other decommissioning costs, and $43 million of fixed asset write-downs.

        The Company determined that the actions associated with the resizing of the Home Loans business represent restructuring activities. Accordingly, the resizing expenses described above included $98 million of restructuring charges that resulted from the discontinuation of subprime mortgage lending, the announced closure of WaMu Capital Corp., the wind-down of the Company's mortgage banker finance operations, and the closure of certain home loans production centers and back-office support functions. The restructuring charges are described further in Note 2 to the Consolidated Financial Statements – "Restructuring Activities."

        Compensation and benefits expense decreased $171 million, or 4%, from 2006, primarily due to lower home loan mortgage banking incentive compensation that resulted from the significant decline in home loan volume. The number of employees decreased from 49,824 employees at December 31, 2006 to 49,403 employees at December 31, 2007. Employee headcount was further reduced to 48,433 at January 31, 2008, reflecting the fourth quarter 2007 actions to resize the Company's Home Loans business and corporate support functions.

        The decrease in occupancy and equipment expense during 2007 was primarily due to charges in 2006 of approximately $185 million related to the Company's productivity and efficiency initiatives, partially offset by charges in 2007 to resize the Company's Home Loans business and corporate support functions.

        Depositor and other retail banking losses increased during 2007 predominantly due to an increase in the number of transaction accounts, resulting in an increase in loss levels for returned deposited items and overdrawn account losses.

        Postage expense decreased during 2007 due to a decline in courier expense related to improved efficiency in the cash distribution process in the Company's retail banking operations.

        The increase in foreclosed asset expense during 2007 was due to higher foreclosures reflecting the deterioration in the credit environment and further weakening in the housing market. The total number of foreclosed properties has increased while the values of those properties have generally declined.

        The increase in other expense from 2006 was partly due to charges of $88 million for Visa related litigation liabilities recognized during 2007. The Company recognized charges of $38 million in the third quarter of 2007 related to its share of the American Express settlement of a covered litigation matter and $50 million in the fourth quarter of 2007 to accrue for a contingent obligation for certain unresolved disputes involving Visa and its members.

  Income Taxes

        For 2007, a tax provision of $376 million was recorded, compared with a tax provision of $1.66 billion for 2006. The tax provision recorded for 2007 was significantly impacted by the pre-tax goodwill impairment charge of $1.78 billion, of which approximately $1.3 billion is not deductible for income tax purposes. The effective tax rate for the tax benefit recorded on the goodwill impairment charge was 9.83%. Excluding the goodwill impairment charge, the effective tax rate for 2007 would have been 26.41%, compared with 34.73% in 2006. The reduction in the effective tax rate for 2007 (excluding the goodwill impairment charge) is mostly due to reduced income from continuing operations before income taxes.

Review of Financial Condition

  Trading Assets

        Trading assets consisted of the following:

	December 31,
	2007	2006
	(in millions)
Credit card retained interests	$1,838	$1,464
Mortgage-backed securities	854	2,880
U.S. Government and other debt securities	76	90

Total trading assets	$2,768	$4,434

        The Company's trading assets are primarily comprised of financial instruments that are retained from securitization transactions. Credit card retained interests are mostly comprised of subordinated interests that consist of noninterest bearing beneficial interests. These retained interests are repaid after the related senior classes of securities, which are usually held by third party investors.

        Trading assets at December 31, 2007 decreased $1.67 billion from December 31, 2006 predominantly due to a $1.85 billion decline in securities held by WaMu Capital Corp. ("WCC"), an indirect subsidiary of the Company. During December 2007, the Company announced its intention to close WCC, its institutional broker-dealer business, as part of restructuring its Home Loans business.

        The following table presents trading assets, including mortgage-backed securities by asset type, by investment grade at December 31, 2007:

	AAA(1)	AA	A	BBB	Below Investment Grade		Total
	(in millions)
Credit card retained interests	$–	$34	$108	$284	$1,412		$1,838
Mortgage-backed securities:
Agency	53	–	–	–	–		53
Prime	310	5	32	39	23		409
Alt-A	116	89	37	34	45		321
Subprime	–	–	–	2	20	(2)	22
Commercial	–	–	–	–	49		49

Total mortgage-backed securities	479	94	69	75	137		854
U.S. Government and other debt securities	76	–	–	–	–		76

Total trading assets	$555	$128	$177	$359	$1,549		$2,768

(1)
Includes securities guaranteed by the U.S. Government or U.S. Government sponsored agencies, which are not rated.
(2)
Represents retained interest in subprime mortgage loan securitizations, including $5 million in residual interests.

  Available-for-Sale Securities

        Available-for-sale securities consisted of the following:

	December 31,
	2007	2006
	(in millions)
Available-for-sale securities, total amortized cost of $27,789 and $25,073:
Mortgage-backed securities	$19,249	$18,601
Investment securities	8,291	6,377

Total available-for-sale securities	$27,540	$24,978

        The Company holds available-for-sale securities primarily for interest rate risk management and liquidity enhancement purposes. Accordingly, the portfolio is comprised primarily of highly-rated debt securities.

        The fair value of available-for-sale mortgage-backed securities by asset type and investment grade at December 31, 2007 is presented in the following table:

	AAA(1)	AA	A	BBB	Below Investment Grade	Total
	(in millions)
Mortgage-backed securities:
Agency	$7,192	$–	$–	$–	$–	$7,192
Prime	3,801	540	161	73	–	4,575
Alt-A	600	175	68	74	23	940
Subprime	236	88	121	37	9	491
Commercial	6,015	17	–	10	9	6,051

Total mortgage-backed securities	$17,844	$820	$350	$194	$41	$19,249

(1)
Includes securities guaranteed by the U.S. Government or U.S. Government sponsored agencies, which are not rated.

        At December 31, 2007, available-for-sale investment securities were comprised primarily of U.S. Government-sponsored agency securities and securities issued by U.S. states and political subdivisions. Substantially all investment securities are investment grade.

        Refer to Note 5 to the Consolidated Financial Statements – "Available-for-Sale Securities" for additional information on securities, classified by security type.

Loans

        Total loans consisted of the following:

	December 31,
	2007	2006	2005	2004	2003
	(in millions)
Loans held for sale	$5,403	$44,970	$33,582	$42,743	$20,837

Loans held in portfolio:
Loans secured by real estate:
Home loans(1)	$110,387	$99,479	$114,144	$109,950	$100,043
Home equity loans and lines of credit(1)	60,963	52,882	50,840	43,648	27,644
Subprime mortgage channel(2):
Home loans	16,092	18,725	21,146	19,184	12,973
Home equity loans and lines of credit	2,525	2,042	11	2	3
Home construction(3)	2,226	2,082	2,037	2,344	2,220
Multi-family(4)	31,754	30,161	25,601	22,282	20,324
Other real estate(5)	9,524	6,745	5,035	5,664	6,649

Total loans secured by real estate	233,471	212,116	218,814	203,074	169,856
Consumer:
Credit card	8,831	10,861	8,043	–	–
Other	205	276	638	792	1,028
Commercial	1,879	1,707	2,137	3,205	4,266

Total loans held in portfolio(6)	$244,386	$224,960	$229,632	$207,071	$175,150

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
(4)
Includes multi-family construction balances of $967 million, $740 million, $632 million, $333 million and $325 million at December 31, 2007, 2006, 2005, 2004 and 2003.
(5)
Includes other commercial real estate construction balances of $812 million, $414 million, $208 million, $277 million and $382 million at December 31, 2007, 2006, 2005, 2004 and 2003.
(6)
Includes net unamortized deferred loan costs of $1.45 billion, $1.88 billion, $1.96 billion, $1.87 billion and $1.55 billion at December 31, 2007, 2006, 2005, 2004 and 2003.

        Due to the illiquid market, residential mortgage loans designated as held for sale at December 31, 2007 were largely limited to conforming loans eligible for purchase by the housing government-sponsored enterprises. The December 31, 2006 balance of loans held for sale included approximately $17.5 billion of medium-term adjustable-rate home loans which were transferred during the fourth quarter of 2006 from loans held in portfolio to loans held for sale. These loans were subsequently sold during the first quarter of 2007. In addition, as a result of the severe contraction in secondary market liquidity, the Company transferred approximately $17 billion of real estate loans to its loan portfolio during the third quarter of 2007, which represented substantially all of the Company's nonconforming loans that had been designated as held for sale prior to the market disruption.

        Total home loans held in portfolio consisted of the following:

	December 31,
	2007	2006
	(in millions)
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$58,870	$63,557
Other ARMs	9,551	6,791

Total short-term adjustable-rate loans	68,421	70,348
Medium-term adjustable-rate loans(3)	36,507	26,232
Fixed-rate loans	5,459	2,899

Home loans held in portfolio(4)	110,387	99,479
Subprime mortgage channel	16,092	18,725

Total home loans held in portfolio	$126,479	$118,204

(1)
Short-term adjustable-rate loans reprice within one year.
(2)
The total amount by which the unpaid principal balance of Option ARM loans exceeded their original principal amount was $1.73 billion and $888 million at December 31, 2007 and 2006.
(3)
Medium-term adjustable-rate loans reprice after one year.
(4)
Excludes home loans in the subprime mortgage channel.

        The home loans held in portfolio balance at December 31, 2007 increased $8.28 billion from December 31, 2006. The increase was due primarily to the transfer of approximately $15 billion of nonconforming home loans previously designated as loans held for sale prior to the market disruption experienced during the third quarter of 2007. Partially offsetting this increase was a decrease in Option ARM loans, reflecting the slowdown in the housing market and an interest rate environment in which loan products with longer repricing frequencies are priced more favorably than short-term adjustable-rate loans.

        The balance of home equity loans and lines of credit at December 31, 2007, excluding home equity loans and lines of credit in the subprime mortgage channel, increased 15% from December 31, 2006 primarily due to growth in lines of credit.

        Home, multi-family and other commercial real estate construction loans and commercial business loans by maturity date were as follows:

	December 31, 2007
	Due Within One Year	After One But Within Five Years	After Five Years	Total
	(in millions)
Home construction(1):
Adjustable-rate	$1,021	$154	$217	$1,392
Fixed-rate	108	3	723	834
Multi-family construction:
Adjustable-rate	248	413	11	672
Fixed-rate	148	31	116	295
Other commercial real estate construction:
Adjustable-rate	313	476	1	790
Fixed-rate	–	–	22	22
Commercial business:
Adjustable-rate	1,320	101	148	1,569
Fixed-rate	92	151	67	310

Total	$3,250	$1,329	$1,305	$5,884

(1)
Includes $37 million of loans to builders and $2.19 billion of loans to the intended occupant of a single-family residence.

  Deposits

        Deposits consisted of the following:

	December 31,
	2007	2006
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$23,476	$22,838
Interest bearing	25,713	32,723

Total checking deposits	49,189	55,561
Savings and money market deposits	44,987	41,943
Time deposits	49,410	46,821

Total retail deposits	143,586	144,325
Commercial business and other deposits	11,267	15,175
Brokered deposits:
Consumer	18,089	22,299
Institutional	2,515	22,339
Custodial and escrow deposits	6,469	9,818

Total deposits	$181,926	$213,956

        Interest-bearing retail checking deposits decreased as customers shifted from Platinum checking accounts to time deposits and savings and money market deposits as a result of higher interest rates offered for these products.

        Institutional brokered deposits decreased $19.82 billion or 89% from December 31, 2006, largely due to reduced funding needs as the Company reduced total assets approximately 10% during the first half of 2007. During the second half of 2007, as a result of the illiquid capital markets, the Company retained nonconforming mortgage loan products in its portfolio. The increase in assets was funded with more readily available and lower cost funding sources such as advances from FHLBs. Advances from FHLBs increased from $44.30 billion at December 31, 2006 to $63.85 billion at December 31, 2007.

        Transaction accounts (checking, savings and money market deposits) comprised 66% of retail deposits at December 31, 2007 and 68% at December 31, 2006. These products generally have the benefit of lower interest costs, compared with time deposits, and represent the core customer relationship that is maintained within the retail banking franchise. Average total deposits funded 70% of average total interest-earning assets for the year ended December 31, 2007, compared with 65% for the year ended December 31, 2006.

Operating Segments

        The Company has four operating segments for the purpose of management reporting: the Retail Banking Group, the Card Services Group, the Commercial Group and the Home Loans Group. The Company's operating segments are defined by the products and services they offer. The Retail Banking Group, the Card Services Group and the Home Loans Group are consumer-oriented while the Commercial Group serves commercial customers. In addition, the category of Corporate Support/Treasury and Other includes the community lending and investment operations; the Treasury function, which manages the Company's interest rate risk, liquidity position and capital; the Corporate Support function, which provides facilities, legal, accounting and finance, human resources and technology services; and the Enterprise Risk Management function, which oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risk.

        The Company serves the needs of 19.8 million consumer households through its 2,257 retail banking stores, 233 lending stores and centers, 4,713 owned and branded ATMs, telephone call centers and online banking.

        The principal activities of the Retail Banking Group include: (1) offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses; (2) holding the substantial majority of the Company's held for investment portfolios of home loans, home equity loans and home equity lines of credit (but not the Company's held for investment portfolios of home loans, home equity loans and home equity lines of credit made to higher risk borrowers through the subprime mortgage channel); (3) originating home equity loans and lines of credit; and (4) providing investment advisory and brokerage services, sales of annuities and other financial services.

        Deposit products offered to consumers and small businesses include the Company's signature free checking and interest-bearing Platinum checking accounts, as well as other personal checking, savings, money market deposit and time deposit accounts. Many products are offered in retail banking stores and online. Financial consultants provide investment advisory and securities brokerage services to the public.

        On December 31, 2006, the Company sold its retail mutual fund management business, WM Advisors, Inc. The results of operations of WM Advisors for the years ended December 31, 2006 and 2005 are reported within the Retail Banking Group's results as discontinued operations and the gain on disposition of these discontinued operations, net of certain transaction expenses, is reported in the Corporate Support/Treasury and Other category.

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

        The principal activities of the Commercial Group include: (1) providing financing to developers and investors, or acquiring loans for the purchase or refinancing of multi-family dwellings and other commercial properties; (2) either holding multi-family and other commercial real estate loans in portfolio or selling these loans while retaining the servicing rights; and (3) providing deposit services to commercial customers.

        The principal activities of the Home Loans Group include: (1) the origination, fulfillment and servicing of home loans; (2) the origination, fulfillment and servicing of home equity loans and lines of credit; (3) managing the Company's capital markets operations, which includes the buying and selling of all types of real estate secured loans in the secondary market; and (4) holding the Company's held for investment portfolios of home loans, home equity loans and home equity lines of credit made to higher risk borrowers through the subprime mortgage channel.

        During the fourth quarter of 2007, the Company announced that, in response to a fundamental shift in the home mortgage market due to credit dislocation and a prolonged period of reduced capital markets liquidity, it significantly changed the strategic focus of its Home Loans business to accelerate its alignment with the Company's retail banking operations. As part of these restructuring activities, the Company discontinued all remaining lending through its subprime mortgage channel, closed approximately 200 home loan locations, including 190 home loan centers and sales offices and nine home loans processing and call centers, eliminated approximately 2,600 positions in the Home Loans business, initiated the closure of WaMu Capital Corp., its institutional broker-dealer business, and began winding-down its mortgage banker finance warehouse lending operation.

        The segment offers a wide variety of real estate secured residential loan products and services. Such loans are held in portfolio by the Home Loans Group, sold to secondary market participants or transferred through inter-segment sales to the Retail Banking Group. During the second half of 2007, loans that historically had been transferred to the held for investment portfolio within the Retail Banking Group were retained within the held for investment portfolio within the Home Loans Group. The decision to retain or sell loans, and the related decision to retain or not retain servicing when loans are sold, involves the analysis and comparison of expected interest income and the interest rate and credit risks inherent with holding loans in portfolio, with the expected servicing fees, the size of the gain or loss that would be realized if the loans were sold and the expected expense of managing the risk related to any retained mortgage servicing rights.

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

  •
  costs that the Company's chief operating decision maker did not consider when evaluating the performance of the Company's four operating segments, including: (1) costs associated with the Company's productivity and efficiency initiatives; (2) costs related to the partial MSR sale in 2006; and (3) gain on the disposition of discontinued operations;

  •
  the impact of changes in the unallocated allowance for loan losses;

  •
  the net impact of funds transfer pricing for loan and deposit balances; and

  •
  items associated with transfers of loans from the Retail Banking Group to the Home Loans Group when home loans previously designated as held for investment are transferred to held for sale, such as lower of cost or fair value adjustments and the write-off of the inter-segment profit factor.

        The Company uses various management accounting methodologies, which are enhanced from time to time, to assign certain balance sheet and income statement items to the responsible operating segment. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting. The management accounting process measures performance based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Methodologies that are applied to the measurement of segment profitability include:

  •
  a funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities and its share of risk-adjusted economic capital. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system takes into account the interest rate risk profile of the Company's assets and liabilities and concentrates their sensitivities within the Treasury Division, where the risk profile is centrally managed. Certain basis and other residual risks are managed and reported in the operating segments;

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

  •
  the accounting for inter-segment transactions, which include the transfer from the Home Loans Group to the Retail Banking Group of certain originated home and home equity loans that are to be held in portfolio and a revenue arrangement between Home Loans and Retail Banking. When originated home and home equity loans are transferred to the Retail Banking Group, the Home Loans Group records a gain on the sale of the loans based on an assumed inter-segment profit factor. This profit factor is included in the book value of the transferred loans and is amortized as an adjustment to the net interest income recorded by the Retail Banking Group while the loan is held for investment. With the severe contraction in secondary mortgage market liquidity during the second half of 2007, the Company's chief operating decision maker determined that it was more relevant to measure the performance of the Home Loans Group without considering the assumed profit factor. Accordingly, home loans originated by the Home Loans Group during the second half of 2007 were retained within its portfolio, thereby not subjecting those loans to the inter-segment transfer profit factor. When a loan that was designated as held for investment within the Retail Banking Group is subsequently transferred to held for sale, the remaining inter-segment profit factor is written off through Corporate Support/Treasury and Other. When home loans initiated through retail banking stores are transferred to held for sale, the Retail Banking Group records a gain on sale of those loans based on an assumed inter-segment profit factor. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company's consolidated financial statements; and

  •
  a provisioning methodology that is consistent with that used in financial accounting.

        Financial highlights by operating segments were as follows:

  Retail Banking Group

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007/2006	2006/2005
	(dollars in millions)
Condensed income statement:
Net interest income	$5,142	$5,201	$4,893	(1)%	6%
Provision for loan losses	1,134	167	119	577	41
Noninterest income	3,254	2,914	2,575	12	13
Inter-segment revenue	48	58	42	(18)	39
Noninterest expense	4,567	4,364	4,177	5	4

Income from continuing operations before income taxes	2,743	3,642	3,214	(25)	13
Income taxes	869	1,392	1,216	(38)	14

Income from continuing operations	1,874	2,250	1,998	(17)	13
Income from discontinued operations	–	38	38	–	–

Net income	$1,874	$2,288	$2,036	(18)	12

Performance and other data:
Efficiency ratio	54.09%	53.39%	55.63%	1	(4)
Average loans	$149,409	$177,401	$163,405	(16)	9
Average assets	159,184	187,735	173,631	(15)	8
Average deposits	144,233	140,344	136,893	3	3
Loan volume	18,926	20,354	32,953	(7)	(38)
Employees at end of period	28,784	27,629	32,751	4	(16)

        The decrease in net interest income in 2007 was primarily due to a decline in the average balances of home mortgage loans. This decline reflects the transfer of approximately $17.5 billion medium-term adjustable-rate portfolio home loans in the fourth quarter of 2006 to held for sale in the Home Loans Group. The decline in average loans was also driven by the decision to retain home loans originated in the second half of 2007 by the Home Loans Group within that segment's portfolio. The decrease in net interest income was partially offset by a $3.89 billion growth in average deposits.

        The substantial increase in the provision for loan losses in 2007 was the result of increased delinquencies from the deteriorating housing market and the subsequent impact on losses in the portfolio.

        The increase in noninterest income in 2007 was substantially due to a 13% increase in depositor and other retail banking fees, reflecting the strong growth in the number of noninterest-bearing checking accounts and higher transaction fees. The number of noninterest-bearing retail checking accounts at December 31, 2007 totaled approximately 11.0 million, compared with approximately 9.6 million at December 31, 2006. Noninterest income for the year ended December 31, 2006 included a $21 million incentive payment received as part of the Company's migration of its debit card business to MasterCard.

        Noninterest expense increased primarily due to higher compensation and benefits expense and occupancy and equipment expense within the retail banking franchise. Compensation and benefits expense increased due to higher performance-based incentive compensation and a 4% increase in headcount related to the opening of 32 net new retail banking stores in 2007. Included in noninterest expense for 2007 was foreclosed asset expense of $60 million.

  Card Services Group (Managed basis)

	Year Ended December 31,			Percentage Change
			October 1, 2005 (Acquisition Date) through December 31, 2005
	2007	2006		2007/2006
	(dollars in millions)
Condensed income statement:
Net interest income	$2,659	$2,496	$642	7%
Provision for loan losses	2,113	1,647	454	28
Noninterest income	1,581	1,528	352	4
Noninterest expense	1,337	1,205	275	11

Income before income taxes	790	1,172	265	(33)
Income taxes	250	448	100	(44)

Net income	$540	$724	$165	(25)

Performance and other data:
Efficiency ratio	31.53%	29.96%	27.63%	5
Average loans	$25,066	$21,294	$4,908	18
Average assets	27,502	23,888	5,595	15
Employees at end of period	2,860	2,611	3,124	10

        The Company evaluates the performance of the Card Services Group on a managed basis. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest, fee income and provision for credit losses.

        The increase in net interest income in 2007 was substantially due to higher average balances of managed credit card loans, which increased $3.77 billion from 2006. The increase was partially offset by lower yields, reflecting the decrease in the prime interest rate and a shift to retail accounts which have a narrower spread.

        The increase in the provision for loan losses reflects the increase in balances of managed credit card loans and the softening of the economy resulting in increases in delinquencies and lower levels of anticipated recoveries.

        The increase in noninterest income during 2007 was substantially due to increased gain on securitizations due to a higher volume of securitizations and higher fee income. The increase was substantially offset by market valuation losses resulting from changes in performance assumptions and the disruption in the capital markets.

        Noninterest expense increased largely from charges of $88 million for Visa related litigation liabilities.

  Commercial Group

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007/2006	2006/2005
	(dollars in millions)
Condensed income statement:
Net interest income	$820	$719	$758	14%	(5)%
Provision for loan losses	24	(82)	(26)	–	218
Noninterest income	35	99	200	(65)	(50)
Noninterest expense	282	259	243	9	7

Income before income taxes	549	641	741	(14)	(14)
Income taxes	174	245	279	(29)	(12)

Net income	$375	$396	$462	(5)	(14)

Performance and other data:
Efficiency ratio	32.93%	31.68%	25.32%	4	25
Average loans	$38,975	$33,230	$30,308	17	10
Average assets	41,296	35,565	33,351	16	7
Average deposits	12,722	10,364	7,796	23	33
Loan volume	16,873	12,854	11,231	31	14
Employees at end of period	1,406	1,416	1,325	(1)	7

        The increase in net interest income in 2007 was primarily due to increased interest income on higher average balances of multi-family and non-residential real estate loans. Average loan balances reflect the acquisition of Commercial Capital Bancorp on October 1, 2006.

        The increase in the provision for loan losses during 2007 was primarily due to growth in loan balances. The provision in 2006 included a $60 million reduction in the allowance related to refinements in the Company's estimate of the allowance attributable to multi-family loans.

        A significant portion of the decrease in noninterest income in 2007 was due to losses on trading securities and lower gains on sale of multi-family and commercial loans, net of hedging and risk management instruments.

        Noninterest expense in 2007 increased primarily due to the addition of Commercial Capital Bancorp and a 31% increase in loan volume.

  Home Loans Group

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007/2006	2006/2005
	(dollars in millions)
Condensed income statement:
Net interest income	$878	$1,165	$1,966	(25)%	(41)%
Provision for loan losses	985	189	110	421	71
Noninterest income	1,061	1,296	2,425	(18)	(47)
Inter-segment expense	48	58	42	(18)	39
Noninterest expense	3,939	2,295	2,590	72	(11)

Income (loss) before income taxes	(3,033)	(81)	1,649	–	–
Income taxes	(573)	(31)	622	–	–

Net income (loss)	$(2,460)	$(50)	$1,027	–	–

Performance and other data:
Efficiency ratio	208.33%	95.48%	59.56%	118	60
Average loans	$48,131	$47,586	$65,077	1	(27)
Average assets	64,695	72,772	87,422	(11)	(17)
Average deposits	7,836	11,535	14,114	(32)	(18)
Loan volume	115,241	171,569	216,308	(33)	(21)
Employees at end of period	11,323	12,934	17,651	(12)	(27)

        The decrease in net interest income in 2007 was primarily due to the effect of transfer pricing on lower average balances of custodial deposits resulting from the $2.53 billion sale of mortgage servicing rights in 2006. Also contributing to the decrease was higher transfer pricing charges on subprime loans and higher balances of loans held for investment, which have a lower spread than loans held for sale. Average balances of loans held for investment increased during the second half of 2007, when deteriorating credit conditions caused significant contraction in secondary market liquidity for nonconforming loans, resulting in the Company's decision to transfer approximately $15 billion of such loans from held for sale and retain home loans originated by the Home Loans Group within the segment.

        The increase in the provision for loan losses reflects the downturn in the housing market resulting in increased delinquencies and higher credit costs and the impact of the retention of home loans originated by the Home Loans Group within the segment during the second half of 2007.

        The decrease in noninterest income in 2007 was primarily due to reduced gain on sale from an illiquid secondary market and decreased sales volume, including a reduced volume of loans sold to the Retail Banking Group, and an increase in trading losses on securities. Partially offsetting this decrease was increased income from MSR valuation and risk management activities and higher loan servicing income.

        The increase in noninterest expense in 2007 was predominately due to a $1.78 billion impairment loss recognized in the fourth quarter related to all of this segment's goodwill as a result of the fundamental shift in the mortgage market and the actions the Company is taking to resize its Home Loans business. The increase was partially offset by lower compensation and benefits expense resulting from a reduction in employee headcount. Included in noninterest expense for 2007 was foreclosed asset expense of $245 million.

  Corporate Support/Treasury and Other

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007/2006	2006/2005
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$(86)	$(304)	$(105)	(72)%	190%
Provision for loan losses	51	(162)	(82)	–	98
Noninterest income (expense)	(137)	303	(171)	–	–
Noninterest expense	475	684	335	(31)	104
Minority interest expense	203	105	–	93	–

Loss from continuing operations before income taxes	(952)	(628)	(529)	52	19
Income taxes	(308)	(296)	(241)	4	23

Loss from continuing operations	(644)	(332)	(288)	94	15
Income from discontinued operations	–	406	–	–	–

Net income (loss)	$(644)	$74	$(288)	–	–

Performance and other data:
Average loans	$1,403	$1,126	$931	25	21
Average assets	44,651	40,722	30,143	10	35
Average deposits	35,589	41,586	27,220	(14)	53
Loan volume	462	308	278	50	11
Employees at end of period	5,030	5,234	5,947	(4)	(12)

        The improvement in net interest income in 2007 was primarily due to lower interest expense on lower average balances of FHLB borrowings and wholesale deposits.

        The decrease in noninterest income was primarily due to $375 million of losses recognized in the second half of 2007 representing impairment on certain mortgage-backed securities where the reduction in fair value was deemed to be other than temporary. Noninterest income for the year ended December 31, 2006 included a litigation award of $149 million from the partial settlement of the Home Savings supervisory goodwill lawsuit.

        The decrease in noninterest expense in 2007 is primarily due to lower occupancy and equipment expense as a result of back office location consolidations in 2006 as well as lower compensation and benefits expense resulting from the Company's productivity and efficiency initiatives.

        Minority interest expense represents dividends on preferred securities that were issued during 2006 and 2007 by Washington Mutual Preferred Funding LLC ("WMPF LLC"), an indirect subsidiary of Washington Mutual Bank. For further detail, refer to Note 17 to the Consolidated Financial Statements – "Preferred Stock and Minority Interest."

        On December 31, 2006, the Company completed the sale of WM Advisors, Inc., its retail mutual fund management business. The activities of WM Advisors, Inc. were reported within the Retail Banking Group as discontinued operations. The gain from the sale is included in income from discontinued operations in the Corporate Support/Treasury and Other category.

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

        When the Company sells or securitizes loans that it originated, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests in mortgage loan securitizations, excluding the rights to service such loans, were $1.71 billion at December 31, 2007, of which $1.56 billion are of investment grade quality. Retained interests in credit card securitizations were $1.84 billion at December 31, 2007, of which $426 million are of investment grade quality. Additional information concerning securitization transactions is included in Notes 7 and 8 to the Consolidated Financial Statements – "Securitizations" and "Mortgage Banking Activities."

  American Securitization Forum Framework

        On December 6, 2007, the American Securitization Forum ("ASF"), working with various constituency groups as well as representatives of U.S. federal government agencies, issued the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans (the "ASF Framework") to enable residential mortgage loan servicers to streamline their loss avoidance and loan modification practices. In adopting the ASF Framework, the ASF commented that current subprime residential mortgage market conditions reflect a number of concerns that impact securitization transactions, subprime mortgage lending and the overall housing market: an increase in delinquency, default and foreclosure rates; an increase in real estate owned inventories; a decline in home prices; and a prevalence of loans with relatively low initial fixed interest rates that are entering their adjustable rate periods at significantly higher interest rate levels. The ASF Framework provides guidance for residential mortgage loan servicers to streamline subprime residential mortgage borrower evaluation procedures and to facilitate the use of foreclosure avoidance and loss prevention efforts to reduce the number of such borrowers who might default during 2008 because they cannot afford to make higher monthly loan payments after their loans reset to a higher, adjustable interest rate.

        The parameters of the ASF Framework were designed by the ASF to improve administrative efficiency while still maximizing cash flows to the QSPEs in which residential mortgage loans were transferred upon securitization by stratifying subprime borrowers into the following segments: borrowers that can refinance into readily available mortgage industry products ("Segment 1"); borrowers that have demonstrated the ability to pay their introductory rates, are unable to refinance, and are unable to afford their reset rates ("Segment 2"); and borrowers that require in-depth, case-by-case analysis due to loan histories that demonstrate difficulties in making timely, introductory rate payments ("Segment 3"). Consistent with its objectives, the ASF Framework was designed to fast-track loan modifications for Segment 2 borrowers, in which default is considered to be reasonably foreseeable. Under the ASF Framework, fast-track loan modifications would be available to Segment 2 borrowers with first-lien residential mortgage loans that: (1) have an initial fixed interest rate period of 36 months or less; (2) are included in securitized pools; (3) were originated between January 1, 2005 and July 31, 2007; and (4) have an initial interest rate reset date between January 1, 2008 and July 31, 2010. To be eligible for a fast-track loan modification under the ASF Framework, Segment 2 borrowers would also have to occupy the property as their primary residence and meet a specific FICO test, which is based on their current

FICO score, and the servicer must ascertain that the upcoming loan rate reset will result in an increase in the loan payment amount by more than 10%. If all of these criteria are satisfied, the servicer would be permitted to modify the Segment 2 borrower's loan interest rate by keeping it at the existing fixed interest rate, generally for five years following the upcoming reset period.

        On January 8, 2008, the Securities and Exchange Commission's (the "SEC") Office of the Chief Accountant (the "OCA") issued a letter (the "OCA Letter") addressing accounting issues that may be raised by the ASF Framework. Specifically, the OCA Letter expressed the view that if a subprime loan made to a Segment 2 borrower is modified in accordance with the ASF Framework and that loan could be legally modified, the OCA would not object to continued status of the transferee as a QSPE under Statement No. 140.

        As acknowledged in the OCA Letter, a uniform definition of a subprime mortgage loan does not exist within the mortgage banking industry. The Company has defined subprime residential mortgage loans by reference to the channel in which such loans were originated or purchased. Accordingly, the Company considers loans that were either originated under the Company's Long Beach Mortgage name or that were purchased from entities that are recognized as subprime lenders to comprise its population of subprime mortgage loans.

        As of December 31, 2007, the Company had not yet applied the loss mitigation approaches as outlined in the ASF Framework. The Company chose to adopt this framework during the first quarter of 2008 and does not expect that its application will impact the off-balance sheet status of the QSPEs that hold these subprime ARM loans.

  Contractual Obligations

        The following table presents, as of December 31, 2007, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations, except for the operating lease obligations and purchase obligations, are included in the Consolidated Statements of Financial Condition. The most significant purchase obligations are contracts related to services. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period (in millions)
	Total	Due within One Year	After One but within Three Years	After Three but within Five Years	More than Five Years
Contractual Obligations
Debt obligations	$106,944	$47,431	$25,645	$18,342	$15,526
Capital lease obligations	47	9	18	8	12
Operating lease obligations	2,074	415	664	410	585
Purchase obligations(1)	1,047	279	437	256	75

Total contractual obligations	$110,112	$48,134	$26,764	$19,016	$16,198

NOTE: At December 31, 2007, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $500 million pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated FIN 48 liability has been excluded from the contractual obligations table.
(1)
Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding whereby the Company commits to a fixed or minimum purchase amount over a specified period of time. Estimated payments for contracts that may be terminated early without penalty are shown through the first termination date; all others are shown through the date of contract termination. Excluded from the table are purchase obligations expected to be settled in cash within 90 days of the end of the reporting period.

        The Company enters into derivative contracts under which the Company is required to either receive cash or pay cash to counterparties depending on changes in interest or foreign exchange rates. Derivative contracts are carried at fair value in the Consolidated Statements of Financial Condition with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes as a result of fluctuations in market interest rates. Further discussion of derivative instruments is included in Notes 1 and 23 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" and "Derivative Financial Instruments."

  Commitments, Guarantees and Contingencies

        The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included in Note 15 to the Consolidated Financial Statements – "Commitments, Guarantees and Contingencies." In addition, the Company has commitments and obligations under pension and other postretirement benefit plans as described in Note 22 to the Consolidated Financial Statements – "Employee Benefits Programs and Other Expense."

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

        The Board of Directors, assisted by the Audit and Finance Committees on certain delegated matters, oversees the monitoring and controlling of significant risk exposures, including the policies governing risk management. The Corporate Relations Committee of the Board of Directors oversees the Company's reputation and those elements of operational risk that impact the Company's reputation. Governance and oversight of credit, liquidity and market risks are provided by the Finance Committee of the Board of Directors. Governance and oversight of operational risk is provided by the Audit Committee of the Board of Directors.

        Management's governing risk committee is the Enterprise Risk Management Committee. This committee and its subcommittees include representation from the Company's lines of business and the Enterprise Risk Management function. Subcommittees of the Enterprise Risk Management Committee provide specialized risk governance and include the Credit Risk Management Committee, the Market Risk Committee and the Operational Risk Committee.

        Members of the Enterprise Risk Management function work with the lines of business to establish appropriate policies, standards and limits designed to maintain risk exposures within the Company's risk tolerance. Significant risk management policies approved by the relevant management committees are also reviewed and approved by the Audit and Finance Committees. Enterprise Risk Management also provides objective oversight of risk elements inherent in the Company's business activities and practices, oversees compliance with laws and regulations, and reports periodically to the Board of Directors.

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

Credit Risk Management

        Credit risk is the risk of loss arising from adverse changes in a borrower's or counterparty's actual or perceived ability to meet its financial obligations under agreed-upon terms and exists primarily in lending, securities and derivative portfolios. The degree of credit risk will vary based on many factors including the size of the asset or transaction, the contractual terms of the related documents, the credit characteristics of the borrower, the channel through which assets are acquired, the features of loan products or derivatives, the existence and strength of guarantor support and the availability, quality and adequacy of any underlying collateral. The degree of credit risk and level of credit losses is highly dependent on the economic environment that unfolds subsequent to originating or acquiring assets. The extent of asset diversification and concentrations also affect total credit risk. Credit risk is assessed through analyzing these and other factors.

        The Company's credit risk management process provides for management and accountability to be decentralized through our lines of business. The Chief Credit Officer's primary responsibilities include directing the activities of the Credit Risk Management Committee, overseeing portfolio performance and ensuring compliance with established credit policies, standards and limits, determining the reasonableness of the Company's allowance for loan losses, reviewing and approving large credit exposures, and delegating credit approval authorities. Each business segment has a chief risk officer who is primarily responsible for managing credit, market and operational risk within their business segment. Segment chief risk officers have both transaction approval authority and governance authority for the approval of products, programs and guidelines within established policies, standards and limits. The Chief Credit Officer reports directly to the Chief Enterprise Risk Officer. Segment chief risk officers have dual reporting responsibilities to the Chief Enterprise Risk Officer and to their respective segment President.

        The Credit Risk Management Committee is comprised of the Chief Credit Officer, business segment chief risk officers, and senior finance, treasury and portfolio management professionals. This Committee addresses a variety of matters including credit strategy and governance and is primarily responsible for approving new or amended credit standards and recommending new or amendments to significant credit policies to the Enterprise Risk Management Committee for approval by the Finance Committee of the Board of Directors.

  U.S. Housing Market Conditions and their Impact on the Company's Loan Portfolio

        Following a prolonged period of growth, deteriorating conditions in the U.S. housing market that became evident in the first half of 2007 accelerated throughout the remainder of the year. The decline in home price appreciation rates in the first half of 2007 and absolute declines in home prices in the second half of 2007 has been particularly abrupt in California and Florida, where approximately 48% and 10% of the Company's single-family residential mortgage loans at December 31, 2007 are located. The significant and abrupt decline in secondary market liquidity for home loans which are not eligible for sale to housing government-sponsored enterprises ("nonconforming" loans) contributed to the decrease in the availability of housing credit. As many lenders have been forced out of business or have severely curtailed their operations and most remaining lenders have increased nonconforming mortgage interest rates and tightened underwriting standards, many borrowers, particularly subprime borrowers, borrowers in markets with declining housing prices and borrowers wanting nonconforming loans, have been unable either to refinance existing loans or sell their homes. Similarly, certain prospective home buyers have found it both harder to obtain credit and have found credit more expensive. These forces have combined to result in a supply of unsold homes in December 2007 of approximately 9.7 months, a 47% increase from December 2006, which in turn has contributed to a 7% decline in the national median sales price for existing homes between those same periods. Housing market weakness was also evident in the change in the national volume of foreclosure filings which increased by 75% in 2007 from 2006.

        Faced with these unfavorable conditions, an increasing number of borrowers, including those with adjustable-rate mortgages that repriced upward at the expiration of their fixed rate periods, have defaulted on their loans thereby contributing to an increase in delinquency rates. Furthermore, the rate at which delinquent loans moved through delinquency stages towards foreclosure increased in the fourth quarter of 2007. This increase in late stage delinquencies is evident in the ratio of nonperforming assets to total assets which increased from 0.57% at the end of 2005 to 0.80% at the end of 2006 to 2.17% at December 31, 2007. Loss severities on foreclosed assets have also increased more than expected as lower collateral values on foreclosed properties have been insufficient to cover the recorded investment in the loan. Reflecting higher incurred losses inherent in the portfolio resulting primarily from these economic factors, the Company increased its allowance for loan losses, both in absolute terms and as a percentage of loans held in portfolio from $1.70 billion or 0.74% of loans held in portfolio at the end of 2005 to $2.57 billion or 1.05% of total loans held in portfolio at December 31, 2007.

  Key Factors Affecting Credit Costs: Lien Position, Loan-to-Value Ratios and Loan Vintages

        In a stressed housing market with increasing delinquencies and declining housing prices, such as currently exists, the adequacy of collateral securing a loan becomes an important factor in determining future loan performance as borrowers with more equity in their properties generally have a greater vested interest in keeping their loans current than borrowers with little to no equity in their properties. Generally speaking, homes purchased prior to the end of 2004 have benefited from more home price appreciation than homes purchased more recently. Unless a borrower has withdrawn substantial amounts of equity from the collateralized property, the credit performance of earlier vintage loans in the Company's residential loan portfolio is generally more favorable than loans originated or purchased more recently.

        In the event that the Company forecloses on a property, the extent to which the outstanding balance on a loan exceeds its collateral value (less cost to sell) will determine the severity of loss. Generally speaking, properties with higher current loan-to-value ratios would be expected to result in higher severity of loss on foreclosure than properties with lower current loan-to-value ratios. Both loan-to-value ratios at origination and estimated current loan-to-value ratios are key inputs in estimating the allowance for loan losses.

        Statistical estimation techniques used to estimate the allowance for loan losses in single family residential portfolios incorporate estimates of changes in housing prices using Office of Federal Housing Enterprise Oversight ("OFHEO") cumulative growth rates available at the time the assessments are conducted. The estimate of the allowance at December 31, 2007 incorporated OFHEO data as of September 30, 2007 as well as more current data evidencing conditions in the housing market, such as provided by the National Associations of Realtors, and internal estimates of future loss severity. On February 26, 2008, OFHEO published its estimate of changes in the housing price index as of December 31, 2007. Estimates of changes in the housing price index made by the Company in the fourth quarter of 2007 were determined to be in-line with those published by OFHEO. As indicated in the footnotes to the loan-to-value/vintage tables that follow, estimated current loan-to-value ratios reflected in the tables are estimated using OFHEO home price index data as of September 30, 2007.

        In foreclosure proceedings, lien position is also a critical determinant of severity of loss because when the Company holds a lien on a property that is subordinate to a first lien mortgage held by another lender, both the probability of loss and severity of loss risk are generally higher than when the Company holds both the first lien home loan and second lien home equity loan or line of credit. In the event of foreclosure, the probability of loss is generally higher because the first lien holder does not have to take into consideration any losses the second lien holder may sustain when deciding whether to foreclose on a property. The severity of loss risk is higher principally because a second lien holder who exercises its right to foreclose on a property must ensure the first lien holder's investment is repaid in full.

        The table below analyzes the composition of the unpaid principal balance ("UPB") of home loans held in portfolio at December 31, 2007:

	Year of Origination
Loan-to-Value Ratio at Origination	Pre-2005	2005	2006	2007	Total UPB	% of Total
	(UPB in millions)
Home loans:
≤50%	$3,827	$1,278	$845	$2,960	$8,910	8%
>50-60%	4,168	1,826	1,461	4,039	11,494	11
>60-70%	9,445	5,271	3,866	7,867	26,449	24
>70-80%	16,319	11,240	10,277	17,840	55,676	51
>80-90%	1,843	687	608	1,596	4,734	4
>90%	837	184	202	418	1,641	2

Home loans held in portfolio(1)(2)(3)(4)	$36,439	$20,486	$17,259	$34,720	$108,904	100%

As a percentage of total UPB	33%	19%	16%	32%	100%
Average loan-to-value ratio at origination	69	71	72	70	70
Average estimated current loan-to-value ratio(5)	46	66	75	71	62

(1)
Excludes home loans in the subprime mortgage channel.
(2)
Excluded from the balances of home loans held in portfolio are $553 million of home loans that are insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veterans Affairs ("VA"), of which $38 million have loan-to-value ratios of ≤80% and $515 million have loan-to-value ratios of >80%.
(3)
Included in the balance of home loans held in portfolio are the following interest-only home loans and their related loan-to-value ratios at origination: $28.64 billion (≤80%), $997 million (>80-90%) and $253 million (>90%). The volume of interest-only loans amounted to $18.11 billion in 2007.
(4)
The volume of home loans with loan-to-value ratios at origination of >80% amounted to $8.40 billion in 2007.
(5)
The average estimated current loan-to-value ratio reflects the UPB outstanding at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the September 30, 2007 Office of Federal Housing Enterprise Oversight ("OFHEO") home price index.

        The table below analyzes the composition of the unpaid principal balance ("UPB") of prime home equity loans and lines of credit held in portfolio at December 31, 2007:

	Year of Origination
Combined Loan-to-Value Ratio at Origination(1)	Pre-2005	2005	2006	2007	Total UPB	% of Total
	(UPB in millions)
Prime home equity loans and lines of credit:
≤50%	$2,896	$1,340	$1,515	$1,504	$7,255	12%
>50-60%	1,831	931	991	1,038	4,791	8
>60-70%	2,678	1,522	1,550	1,706	7,456	13
>70-80%	6,029	4,233	3,997	4,857	19,116	32
>80-90%	2,730	4,057	5,693	6,624	19,104	32
>90%	618	232	271	567	1,688	3

Prime home equity loans and lines of credit held in portfolio(2)(3)(4)(5)	$16,782	$12,315	$14,017	$16,296	$59,410	100%

As a percentage of total UPB	28%	21%	24%	27%	100%
Average combined loan-to-value ratio at origination(1)	68	74	75	76	73
Average estimated current combined loan-to-value ratio(1)(6)	49	65	73	76	65

(1)
The combined loan-to-value ratio at origination measures the ratio of the original loan amount of the first lien product (typically a first lien mortgage loan) and the original loan amount of the second lien product (typically a second lien home equity loan or line of credit) to the appraised value of the underlying collateral at origination. Where the second lien product is a line of credit, the total commitment amount is used in calculating the combined loan-to-value ratio.
(2)
Excludes home equity loans in the subprime mortgage channel.
(3)
27% of prime home equity loans and lines of credit were in first lien position at December 31, 2007.
(4)
The Company has pool mortgage insurance that generally insulates it from the risk of default on certain prime home equity loans and lines of credit originated after March 2004 where the combined loan-to-value ratio at origination is greater than 90 percent. Contractual stop loss provisions limit the insurer's exposure to 10% of the outstanding loan balance for loans originated prior to December 31, 2006, and 8% for loans originated thereafter.
(5)
The volume of prime home equity loans and lines of credit with combined loan-to-value ratios at origination of >80% amounted to $10.10 billion in 2007.
(6)
The average estimated current combined loan-to-value ratio reflects the UPB outstanding or commitment amount (in the case of lines of credit) at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the September 30, 2007 OFHEO home price index.

        The unpaid principal balance ("UPB") of prime home equity loans and lines of credit held in portfolio at December 31, 2007, as shown in the immediately preceding table, included the following home equity loans and lines of credit in junior lien position:

	Year of Origination
Combined Loan-to-Value Ratio at Origination(1)	Pre-2005	2005	2006	2007	Total UPB	% of Total
	(UPB in millions)
Prime junior lien home equity loans and lines of credit:
≤50%	$1,015	$654	$922	$729	$3,320	8%
>50-60%	905	642	832	685	3,064	7
>60-70%	1,533	1,158	1,365	1,148	5,204	12
>70-80%	3,798	3,381	3,573	3,349	14,101	32
>80-90%	2,303	3,694	5,461	5,181	16,639	38
>90%	338	100	212	496	1,146	3

Total prime junior lien home equity loans and lines of credit held in portfolio(2)(3)	$9,892	$9,629	$12,365	$11,588	$43,474	100%

As a percentage of total UPB	23%	22%	28%	27%	100%
Average combined loan-to-value ratio at origination(1)	73	76	77	78	76
Average estimated current combined loan-to-value ratio(1)(4)	54	68	75	78	69

(1)
The combined loan-to-value ratio measures the ratio of the original loan amount of the first lien product (typically a first lien mortgage loan) and the original loan amount of the second lien product (typically a second lien home equity loan or line of credit) to the appraised value of the underlying collateral. Where the second lien product is a line of credit, the total commitment amount is used in calculating the combined loan-to-value ratio.
(2)
Excludes home equity loans in the subprime mortgage channel.
(3)
The Company has pool mortgage insurance that generally insulates it from the risk of default on certain prime home equity loans and lines of credit originated after March 2004 where the combined loan-to-value ratio at origination is greater than 90 percent. Contractual stop loss provisions limit the insurer's exposure to 10% of the outstanding loan balance for loans originated prior to December 31, 2006, and 8% for loans originated thereafter.
(4)
The average estimated current combined loan-to-value ratio reflects the UPB outstanding or commitment amount (in the case of lines of credit) at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the September 30, 2007 OFHEO home price index.

  Option ARM Home Loans

        The Option ARM home loan product is an adjustable-rate mortgage loan that provides the borrower with the option each month to make a fully-amortizing, interest-only, or minimum payment. As described in greater detail below, the minimum payment is typically insufficient to cover interest accrued in the prior month and any unpaid interest is deferred and added to the principal balance of the loan. In the current housing market, the popularity of Option ARM loans has decreased and loan volumes have declined from $65.16 billion in 2005 to $42.59 billion in 2006 to $25.78 billion in 2007.

  Loan Features

        The minimum payment on an Option ARM loan is based on the interest rate charged during the introductory period. This introductory rate has usually been significantly below the fully-indexed rate. The fully-indexed rate is calculated using an index rate plus a margin. Once the introductory period ends, the contractual interest rate charged on the loan increases to the fully-indexed rate and adjusts monthly to reflect movements in the index.

        If the borrower continues to make the minimum monthly payment after the introductory period ends, the payment may not be sufficient to cover interest accrued in the previous month. In this case, the loan will "negatively amortize" as unpaid interest is deferred and added to the principal balance of the loan. The minimum payment on an Option ARM loan is adjusted on each anniversary date of the loan but each increase or decrease is limited to a maximum of 7.5% of the minimum payment amount on such date until a "recasting event" occurs.

        A recasting event occurs every 60 months or sooner upon reaching a negative amortization cap. When a recasting event occurs, a new minimum monthly payment is calculated without regard to any limits on the increase or decrease in amount that would otherwise apply under the annual 7.5% payment cap. This new minimum monthly payment is calculated to be sufficient to fully repay the principal balance of the loan, including any theretofore deferred interest, over the remainder of the loan term using the fully-indexed rate then in effect. A recasting event occurs immediately whenever the unpaid principal balance reaches the negative amortization cap, which is expressed as a percent of the original loan balance. Prior to 2006, the negative amortization cap was 125% of the original loan balance (or 110% of the original loan balance for loans secured by property located in New York and loans purchased through the correspondent channel). For all Option ARM loans originated in 2006, the negative amortization cap was 110% of the original loan balance. For Option ARM loans originated in 2007, the negative amortization cap was raised to 115%, with the exception of loans secured by property located in New York and loans purchased through the correspondent channel where the negative amortization cap remains at 110%. Declines in mortgage rates to which Option ARM loans are indexed will generally delay the timeframe within which negatively amortizing Option ARM loans reach their negative amortization caps. Conversely, increases in mortgage rates to which Option ARM loans are indexed will generally accelerate the timeframe within which negatively amortizing Option ARM loans reach their negative amortization caps.

        In the first month that follows a recasting event, the minimum payment will equal the fully-amortizing payment. If in subsequent months the index rate decreases, the minimum payment may exceed the fully-amortizing payment. Conversely, if the index rate increases in subsequent months, negative amortization may resume. In this situation, the 7.5% annual payment cap will once again operate to limit the change in the minimum payment until another recasting event occurs.

        Assuming all Option ARM loans recast no earlier than five years after origination, as of December 31, 2007, 8% of the Company's Option ARM portfolio is scheduled to recast in 2008 and 13% is scheduled to recast in 2009.

  Loan Performance

        The table below analyzes the composition of the unpaid principal balance ("UPB") of Option ARM home loans held in portfolio at December 31, 2007:

	Year of Origination
Loan-to-Value Ratio at Origination	Pre-2005	2005	2006	2007	Total UPB	% of Total
	(UPB in millions)
Home loan Option ARMs
≤50%	$1,202	$719	$458	$753	$3,132	5%
>50-60%	1,439	1,076	883	1,344	4,742	8
>60-70%	4,327	3,525	2,835	3,333	14,020	24
>70-80%	8,521	7,429	8,421	8,519	32,890	57
>80-90%	1,017	495	504	939	2,955	5
>90%	288	92	152	125	657	1

Total home loan Option ARMs held in portfolio	$16,794	$13,336	$13,253	$15,013	$58,396	100%

As a percentage of total UPB	29%	23%	23%	25%	100%
Average loan-to-value ratio at origination	71	71	73	73	72
Average estimated current loan-to-value ratio(1)	48	69	77	74	66

(1)
The average estimated current loan-to-value ratio reflects the UPB outstanding at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the September 30, 2007 OFHEO home price index.

        Key statistics for Option ARM loans held in the Company's home loan portfolio are set forth in the following table:

	December 31,
	2007	2006	2005
	(dollars in millions)
Loan balance	$58,870	$63,557	$71,201
Capitalized interest recognized in earnings that resulted from negative amortization	1,418	1,068	292
Total amount by which the unpaid principal balance exceeded the original principal amount	1,731	888	160
Balance of loans that experienced a net increase in negative amortization during the year	48,162	48,832	44,796
Percentage of borrowers whose final loan payment of the year resulted in negative amortization:
By number of loans	50%	51%	42%
By value of loans	69	68	56

        The table below provides geographic distribution of the Company's home loan Option ARM portfolio at December 31, 2007:

	Portfolio		Weighted Average Estimated Current Loan-to-Value Ratio
	(dollars in millions)
California	$28,956	49%	66%
Florida	7,605	13	66
New York/New Jersey	5,333	9	62
Washington/Oregon	2,186	3	62
Illinois	1,506	3	67
Texas	528	1	65
Other	12,756	22	69

Total home loan Option ARMs held in portfolio	$58,870	100%	66%

  Subprime Mortgage Channel

        In the fourth quarter of 2007, the Company discontinued all lending in its subprime mortgage channel. This channel is comprised of loans originated under the Company's Long Beach Mortgage name or were purchased from lenders who were generally recognized as lending to subprime borrowers ("Subprime Lenders"). The Company did not originate or purchase loan products with negative amortization features through its subprime mortgage channel. The Company separately reports the performance of loans in its subprime mortgage channel as such loans generally experience higher delinquencies and net charge-offs than prime mortgage loans that possess comparable loan-to-value ratios and credit scores. To compensate for the increased credit risk of such loans, the Company generally charged such borrowers a higher rate of interest than borrowers in the prime channel. As of December 31, 2007, subprime mortgage channel loans held for investment totaled $18.62 billion, including $2.53 billion of home equity loans.

        Subprime mortgage channel loans are managed by a dedicated collections department with collectors experienced in subprime mortgage loan collections. Servicing activities for these loans emphasize direct contact with customers at early stages of delinquency based on a customer's risk profile, and the Company uses automated telephone dialing and call distribution systems to increase the effectiveness of collection calls. Customized payment plans and work-out plans may be used to return delinquent loans to current status. When delinquent loans become 120 days contractually past due, the loan foreclosure process typically begins. Loans are restructured on a selective basis, so as to minimize loss during the collections and foreclosure process.

        The unpaid principal balances ("UPB") of subprime mortgage channel loans held in portfolio at December 31, 2007 was as follows:

	Year of Origination
Loan-to-Value Ratio at Origination	Pre-2005	2005	2006	2007	Total UPB	% of Total
	(UPB in millions)
Subprime mortgage channel:
≤50%	$213	$111	$252	$61	$637	3%
>50-60%	259	150	229	87	725	4
>60-70%	533	341	504	209	1,587	9
>70-80%	1,704	2,527	2,382	838	7,451	40
>80-90%	1,827	1,246	2,054	660	5,787	31
>90%	34	134	1,912	247	2,327	13

Total subprime mortgage channel loans held in portfolio	$4,570	$4,509	$7,333	$2,102	$18,514	100%

As a percentage of total UPB	25%	24%	40%	11%	100%
Average loan-to-value ratio at origination(1)	77	79	83	80	80
Average estimated current loan-to-value ratio(2)	57	71	82	81	73

(1)
Origination loan-to-value used for first liens and combined loan-to-value used for second liens.
(2)
The estimated current loan-to-value ratio reflects the UPB outstanding at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the September 30, 2007 OFHEO home price index.

  Nonaccrual Loans, Foreclosed Assets and Restructured Loans

        Loans, excluding credit card loans, are generally placed on nonaccrual status upon reaching 90 days past due. Additionally, individual loans in non-homogeneous portfolios are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal or interest by the borrower is not expected. Restructured loans are reported as nonaccrual loans and interest received on such loans is accounted for using the cash method until such time as the Company determines that collectibility of principal and interest is reasonably assured, at which point the loan is returned to accrual status and reported as an accruing restructured loan. At December 31, 2007, restructured loans of $633 million were reported as nonaccrual loans in accordance with the Company's policy, accounting for 19 basis points of the 217 basis points of the nonperforming assets to total assets ratio.

        Nonaccrual loans and foreclosed assets ("nonperforming assets") consisted of the following:

	December 31,
	2007	2006	2005	2004	2003
	(dollars in millions)
Nonperforming assets:
Nonaccrual loans(1)(2)(3):
Loans secured by real estate:
Home loans(4)	$2,302	$640	$565	$534	$736
Home equity loans and lines of credit(4)	835	231	87	66	47
Subprime mortgage channel(5)	2,721	1,283	873	682	597
Home construction(6)	56	27	10	28	35
Multi-family	131	46	25	12	19
Other real estate	53	51	70	162	153

Total nonaccrual loans secured by real estate	6,098	2,278	1,630	1,484	1,587
Consumer	1	1	8	9	8
Commercial	24	16	48	41	31

Total nonaccrual loans held in portfolio	6,123	2,295	1,686	1,534	1,626
Foreclosed assets(7)	979	480	276	261	311

Total nonperforming assets(8)	$7,102	$2,775	$1,962	$1,795	$1,937

Total nonperforming assets as a percentage of total assets	2.17%	0.80%	0.57%	0.58%	0.70%

(1)
If interest on nonaccrual loans under the original terms had been recognized, such income is estimated to have been $246 million in 2007, $118 million in 2006, $79 million in 2005, $64 million in 2004 and $86 million in 2003.
(2)
Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $4 million, $185 million, $245 million, $76 million and $66 million at December 31, 2007, 2006, 2005, 2004 and 2003. Loans held for sale are accounted for at the lower of cost or fair value, with valuation changes included as adjustments to noninterest income.
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
(7)
Foreclosed real estate securing Government National Mortgage Association ("GNMA") loans of $37 million, $99 million, $79 million, $79 million and $82 million at December 31, 2007, 2006, 2005, 2004 and 2003 have been excluded. These assets are fully collectible as the corresponding GNMA loans are insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veterans Affairs ("VA").
(8)
Excludes accruing restructured loans of $251 million, $314 million, $296 million, $293 million and $249 million at December 31, 2007, 2006, 2005, 2004 and 2003.

        Loans held in portfolio (excluding the allowance for loan losses) and the nonaccrual component thereof, in each instance excluding credit card loans, by geographic concentration at December 31, 2007 were as follows:

	California		New York/New Jersey		Florida
	Portfolio	Nonaccrual	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home loans(1)	$53,299	$762	$11,528	$253	$11,027	$464
Home equity loans and lines of credit(1)	32,499	489	4,957	53	5,469	115
Subprime mortgage channel(2)	4,742	807	2,053	285	1,815	302
Home construction(3)	1,251	34	79	4	121	7
Multi-family	20,335	14	5,405	57	747	21
Other real estate	5,056	16	1,769	4	171	1

Total loans secured by real estate	117,182	2,122	25,791	656	19,350	910
Consumer	87	1	18	–	13	–
Commercial	514	6	229	4	200	3

Total loans and nonaccrual loans held in portfolio	$117,783	$2,129	$26,038	$660	$19,563	$913

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	50%	35%	11%	11%	8%	15%

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

	Washington/Oregon		Texas		Illinois
	Portfolio	Nonaccrual	Portfolio	Nonaccrual	Portfolio	Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home loans(1)	$5,324	$50	$1,306	$30	$3,497	$95
Home equity loans and lines of credit(1)	6,359	31	3,271	15	1,338	21
Subprime mortgage channel(2)	718	61	1,130	116	869	147
Home construction(3)	320	4	26	–	36	–
Multi-family	1,588	–	483	11	744	7
Other real estate	697	2	673	19	50	–

Total loans secured by real estate	15,006	148	6,889	191	6,534	270
Consumer	54	–	14	–	1	–
Commercial	123	1	223	3	64	1

Total loans and nonaccrual loans held in portfolio	$15,183	$149	$7,126	$194	$6,599	$271

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	7%	2%	3%	3%	3%	4%

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

	Other(4)		Total
	Portfolio	Nonaccrual	Portfolio		Nonaccrual
	(dollars in millions)
Loans secured by real estate:
Home loans(1)	$24,406	$648	$110,387		$2,302
Home equity loans and lines of credit(1)	7,070	111	60,963		835
Subprime mortgage channel(2)	7,290	1,003	18,617		2,721
Home construction(3)	393	7	2,226		56
Multi-family	2,452	21	31,754		131
Other real estate	1,108	11	9,524		53

Total loans secured by real estate	42,719	1,801	233,471		6,098
Consumer	18	–	205		1
Commercial	526	6	1,879		24

Total loans and nonaccrual loans held in portfolio	$43,263	$1,807	$235,555	(5)	$6,123

Loans and nonaccrual loans as a percentage of total loans and total nonaccrual loans	18%	30%	100%		100%

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
(4)
Of this category, Colorado had the largest portfolio balance of approximately $4.03 billion and Massachusetts had the largest nonaccrual balance of $183 million.
(5)
Excludes credit card loans of $8.83 billion.

        The Company monitors delinquency rates for all loans held in portfolio. Increasing early stage delinquency rates (i.e., loans 30-89 days past due) are indicative of possible future credit problems when the Company has serious doubts as to the ability of such borrowers to cure the delinquency condition. Such loans have exhibited a greater propensity to migrate into nonaccrual status as cure rates on early-stage delinquencies deteriorated during the latter part of 2007. The delinquency rate for home loans and home equity loans and lines of credit that were more than 30 days past due but less than 90 days past due amounted to 1.43% and 2.02% at December 31, 2007 as compared to 0.68% and 0.89% at December 31, 2006.

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

        The Company selectively targets customers that are often underserved by large prime/superprime-oriented credit card issuers and who satisfy its underwriting criteria. The Company uses an automated underwriting process that includes an assessment of an applicant's credit profile and expected payment performance when reviewing credit card applications. The Company has been successful in selling credit cards to its existing retail customers.

        Account management efforts, seasoning, and economic conditions all affect overall credit quality. The Company monitors customers' risk profiles regularly to optimize loss exposure over time and reserves the right under its credit card account agreement to change or terminate at any time, subject to applicable notice requirements, any terms, conditions, services, or features of the agreement. In cases where the customer fails to comply with the account agreement or presents a higher credit risk, the Company may restrict further use of the card, close the account, increase the interest rate, and/or pursue collection efforts.

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

  Allowance for Loan Losses

        The allowance for loan losses represents management's estimate of incurred credit losses inherent in the Company's loan portfolio as of the balance sheet date. The estimate of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of borrowers, adverse situations that have occurred that may affect a borrower's ability to meet his financial obligations, the estimated value of underlying collateral, general economic conditions, and the impact that changes in interest rates and unemployment levels have on a borrower's ability to repay adjustable-rate loans. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. The Company maintains a comprehensive governance structure and a certification and validation process that is designed to support, among other things, the appropriateness of the estimate of the allowance for loan losses. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods.

        The Company separately evaluates the impairment of the homogeneous and non-homogeneous loan portfolios. The homogeneous portfolio, comprising substantially all loans held in portfolio, is evaluated for collective impairment and consists predominantly of home loans, home equity loans and lines of credit, credit card loans and most commercial business, commercial real estate and multi-family loans. Certain home mortgage loans whose terms have been modified through debt restructurings and non-homogeneous loans are evaluated for individual impairment. In 2005, the Company defined non-homogeneous loans as commercial business, commercial real estate and multi-family loans with a current balance in excess of $1 million or loans with a current balance less than $1 million and highly risk rated. Beginning in 2006, reflecting (a) a shift in business practice towards originating and retaining in portfolio, multi-family loans whose performance could be modeled using a formulaic, statistical-based approach, and (b) the introduction of a new multi-family loan loss model that incorporated default-predictive variables that enabled the Company to make a more robust estimate of incurred losses on loans in this portfolio, the Company redefined non-homogeneous loans as certain commercial business, commercial real estate and multi-family loans with an unpaid principal balance in excess of $3 million.

        The Company accounts for the allowance for loan losses on its portfolio of homogeneous loans in accordance with FASB Statement No. 5, Accounting for Contingencies ("Statement No. 5"), recording an allowance when (a) available information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated. Generally, borrowers are impacted by events that result in loan default and eventual loss well in advance of the Company's knowledge of those events. Examples of such loss-causing events for home loans are borrower job loss, divorce and medical crisis. An example for commercial real estate loans would be the loss of a major tenant.

        The Company allocates a portion of the allowance to the homogeneous loan portfolios and estimates this allocated portion based on analyses of pools of loans with similar credit risk attributes. The Company also estimates an unallocated portion of the allowance that reflects management's assessment of various risk factors that are not fully captured by the statistical estimation techniques used to determine the allocated component of the allowance. However, both the allocated component and the portion that remains unallocated are available to absorb credit losses inherent in the homogeneous loan portfolio as of the balance sheet date.

        Statistical estimation techniques are used to determine the allocated allowance for homogeneous loans. Formulaic assessments of credit risk are primarily performed using the Loan Performance Risk Model. Statistical estimation techniques assess default and loss outcomes based on an evaluation of past performance of similar pools of loans in our portfolio, and other factors affecting default and loss factors, as well as industry historical loan loss data. Loss estimation techniques used in statistical models are supplemented by qualitative information to assist in estimating the allocated allowance. When housing prices are volatile, lags in data collection and reporting increase the likelihood of adjustments being made to the allowance. More current data evidencing conditions in the housing market are obtained from analyzing data from the National Association of Realtors on median sales and on housing inventory levels.

        Management routinely and regularly evaluates the accuracy of its statistical models and analyzes the performance of loans held in portfolio and makes improvements to those models as facts and circumstances warrant. In addition, the Company refines its estimates and assumptions used to calibrate particular models in response to new data and dynamic market conditions. As necessary and for the same reasons, the Company updates the relative weightings assigned to classes of inputs or factors considered in its particular models. The Company also considers whether the statistical models fully capture estimates of losses related to loans held in portfolio and to the extent adjustments are needed, they are incorporated into the allowance for loan losses.

        The Loan Performance Risk Model produces an estimate of the cumulative loss over the remaining terms of the loans by analyzing loan-level data, the key attributes of which are static collateral variables including property type, loan type, lien type, original balance, original loan-to-value ratio and documentation type; ARM-specific variables, such as ARM caps, floors and resets; dynamic variables, such as estimated current loan-to-value ratios and the age of the loan; borrower variables, such as original credit score and delinquency history; and market conditions, such as housing price appreciation or depreciation rates by metropolitan statistical area, and interest rates. Management then estimates the incurred portion of the cumulative loss when estimating its allowance for loan losses.

        The unallocated component of the allowance reflects management's evaluation of conditions that are not fully captured in determining the allocated allowance for homogenous loans. The weighting system used in estimating the appropriateness of the unallocated allowance reflects the relative significance of the following factors that are routinely and regularly reviewed: national and local economic trends and conditions (such as gross domestic product and unemployment trends); market conditions (such as changes in housing prices); industry and borrower concentrations within portfolio segments (including concentrations by metropolitan statistical area); recent loan portfolio performance (such as changes in the levels and trends in delinquencies and impaired loans); trends in loan growth (including the velocity of change in loan growth); changes in underwriting criteria; and the regulatory and public policy environment.

        In determining the allowance for loans evaluated for individual impairment and deemed to be impaired, the Company applies the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan ("Statement No. 114"). Impairment of restructured home loans is measured by aggregating loans with common risk characteristics and calculating the present value of expected future cash flows using historical statistics such as average recovery period and average recovery amount, along with a composite effective interest rate. Impairment on non-homogeneous loans is measured principally using the fair value of the underlying collateral, since such loans are generally collateral dependent. In estimating the fair value of collateral, the Company evaluates various factors, such as occupancy and rental rates in the relevant real estate markets and their effect on the value of the collateral.

        When available information confirms that specific loans or portions thereof are uncollectible, those amounts are charged off against the allowance for loan losses. The existence of some or all of the following conditions will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability to bring the loan current; the borrower has insufficient assets to repay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no prospect for improvement. When home loans and home equity loans and lines of credit become 180 days past due, the portion of the loan balance in excess of the fair value of the underlying collateral (less estimated cost to sell) is charged off against the allowance for loan losses. Credit card loans are charged-off when they are determined to be uncollectible or by the end of the month in which the account becomes 180 days past due.

        Like all depository institutions with federal thrift charters, our subsidiary depository institutions continue to be subject to examination by their primary regulator, the OTS. The OTS examinations occur throughout the year and target various activities of our subsidiary depository institutions.

        An analysis of the allowance for loan losses was as follows:

	December 31,
	2007			2006			2005
	Allowance for Loan Losses	Allocated Allowance of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Allocated allowance:
Loans secured by real estate:
Home loans(2)	$322	0.29%	45.17%	$202	0.20%	44.22%	$222	0.19%	49.71%
Home equity loans and lines of credit(2)	568	0.93	24.95	184	0.35	23.51	106	0.21	22.14
Subprime mortgage channel(3)	643	3.45	7.62	326	1.57	9.23	374	1.77	9.21
Home construction(4)	7	0.32	0.91	5	0.24	0.93	6	0.29	0.89
Multi-family	105	0.33	12.99	85	0.28	13.41	122	0.48	11.15
Other real estate	63	0.67	3.90	54	0.80	2.99	69	1.37	2.19

Total allocated allowance secured by real estate	1,708	0.73	95.54	856	0.40	94.29	899	0.41	95.29
Consumer:
Credit card	504	5.71	3.61	508	4.68	4.83	328	4.08	3.50
Other	6	2.90	0.08	7	2.32	0.12	27	4.25	0.28
Commercial	85	4.54	0.77	45	2.64	0.76	44	2.03	0.93

Total allocated allowance held in portfolio	2,303	0.94	100.00	1,416	0.63	100.00	1,298	0.57	100.00
Unallocated allowance	268	0.11	–	214	0.09	–	397	0.17	–

Total allowance for loan losses	$2,571	1.05%	100.00%	$1,630	0.72%	100.00%	$1,695	0.74%	100.00%

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

(This table is continued on the next page.)

        (Continued from the previous page.)

	December 31,
	2004			2003
	Allowance for Loan Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)	Allowance for Loan Losses	Allocated Allowance as a % of Loan Category	Loan Category as a % of Total Loans(1)
	(dollars in millions)
Allocated allowance:
Loans secured by real estate:
Home loans(2)	$214	0.19%	53.10%	$321	0.32%	57.12%
Home equity loans and lines of credit(2)	83	0.19	21.08	82	0.30	15.78
Subprime mortgage channel(3)	243	1.27	9.26	84	0.65	7.41
Home construction(4)	12	0.51	1.13	18	0.81	1.27
Multi-family	101	0.45	10.76	139	0.68	11.60
Other real estate	116	2.05	2.74	110	1.65	3.80

Total allocated allowance secured by real estate	769	0.38	98.07	754	0.44	96.98
Consumer:
Credit card	–	–	–	–	–	–
Other	36	4.55	0.38	49	4.77	0.59
Commercial	51	1.59	1.55	72	1.69	2.43

Total allocated allowance held in portfolio	856	0.41	100.00	875	0.50	100.00
Unallocated allowance	445	0.22	–	375	0.21	–

Total allowance for loan losses	$1,301	0.63%	100.00%	$1,250	0.71%	100.00%

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

        As part of its ongoing program of model improvement, the Company introduced a new model to estimate incurred losses on multi-family loans in 2006. The new model uses a formulaic statistical-based approach for determining loss factors based on relevant default-predictive variables such as loan-to-value and debt service coverage ratios, and geographic factors. The model that was replaced used the same underlying classes of inputs but categorized loans for collective review using the risk grade assigned to them for bank regulatory purposes, the categorization of which inherently involved management judgment. The Company expects this new methodology to result in a better estimate of incurred loss, with greater consistency across periods; it is also more consistent with risk assessment practices in the commercial lending industry.

  90 or More Days Past Due and Still Accruing

        The total amount of loans held in portfolio, excluding credit card loans, that were 90 days or more contractually past due and still accruing interest was $98 million, $97 million, $107 million, $85 million and $46 million at December 31, 2007, 2006, 2005, 2004 and 2003. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Managed credit card loans that were 90 days or more contractually past due and still accruing interest were $836 million, $586 million and $465 million at December 31, 2007, 2006 and 2005, including $174 million, $113 million and $87 million related to loans held in portfolio. The delinquency rate on managed credit card loans that were 30 days or more delinquent at December 31, 2007, 2006 and 2005 was 6.47%, 5.25% and 5.07%.

        Delinquent mortgages contained within GNMA servicing pools that were repurchased or were eligible to be repurchased by the Company are reported as loans held for sale. Substantially all of these loans are either guaranteed or insured by agencies of the federal government and therefore do not expose the Company to significant risk of credit loss. Due to the sale of substantially all of the Company's government loan servicing portfolio in July 2006, the balance of such loans declined considerably. The Company's held for sale portfolio contained zero, $37 million, $1.06 billion, $1.60 billion and $2.50 billion of such loans that were 90 days or more contractually past due and still accruing interest at December 31, 2007, 2006, 2005, 2004 and 2003.

  Derivative Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered within the fair value measurement of the instrument. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net." At December 31, 2007 and 2006, the gross positive fair value of the Company's derivative financial instruments was $2.04 billion and $618 million. The Company's master netting agreements at December 31, 2007 and 2006 reduced the exposure to this gross positive fair value by $331 million and $339 million. The Company's collateral against derivative financial instruments was $1.28 billion and $16 million at December 31, 2007 and 2006. Accordingly, the Company's net exposure to derivative counterparty credit risk at December 31, 2007 and 2006 was $435 million and $263 million.

Liquidity Risk and Capital Management

  Liquidity Risk

        The objective of liquidity risk management is to ensure that the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet its other obligations on a timely and cost-effective basis in various market conditions. Changes in market conditions, the composition of its balance sheet and risk tolerance levels are among the factors that influence the Company's liquidity profile. The Company establishes liquidity guidelines for the Parent as well as for its banking subsidiaries.

        The Parent and its banking subsidiaries have separate liquidity risk management policies and contingent funding plans as each has different funding needs and requirements and sources of liquidity. The Company's banking subsidiaries also have regulatory capital requirements. The Company has policies that require current and forecasted liquidity positions to be monitored against pre-established limits and requires that contingency liquidity plans be maintained.

        For the Company's banking subsidiaries, liquidity is forecasted over short term (operational) and long term (strategic) horizons. Both approaches require that the Company's banking subsidiaries maintain minimum amounts of liquidity that exceed forecasted needs (excess liquidity). Whereas the focus for operational liquidity is to maintain sufficient excess liquidity to satisfy unanticipated funding requirements, strategic liquidity focuses on stress-testing liquidity risks and ensuring that sufficient excess liquidity is maintained under various scenarios to meet policy standards.

  Parent

        The Parent's primary sources of liquidity are dividends from subsidiaries and funds raised in various capital markets. Dividends paid by the Parent's banking subsidiaries may fluctuate from time to time in order to ensure that both internal capital targets and various regulatory requirements related to capital adequacy are met. For more information on dividend limitations applicable to the Parent's banking subsidiaries, refer to "Business – Regulation and Supervision" and Note 20 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions."

        In January 2006, the Parent filed an automatically effective registration statement under which an unlimited amount of debt securities, preferred stock and depositary shares were registered. The Parent's long-term and short-term indebtedness are rated A- and F2 by Fitch, BBB+ and A2 by Standard & Poor's, Baa2 and P2 by Moody's, and AL and R-1L by DBRS.

  Banking Subsidiaries

        The principal sources of liquidity for the Parent's banking subsidiaries are retail deposits, FHLB advances, repurchase agreements, federal funds purchased, the maturity and repayment of portfolio loans, securities held in the available-for-sale portfolio and loans designated as held for sale. Retail deposits continue to provide the Company with a significant source of stable funding while FHLB advances have increased in importance in the second half of 2007. The Company's continuing ability to retain its retail deposit base and to attract new deposits depends on various factors such as customer service satisfaction levels and the competitiveness of interest rates offered on deposit products. Washington Mutual Bank continues to have the necessary assets available to pledge as collateral for additional FHLB advances, repurchase agreements and other collateral-dependent sources of liquidity.

        FHLB borrowings have always been an important source of liquidity for the Company and remain so today. In response to the current global credit crisis, decreased investor risk tolerance levels and near-evaporation of liquidity in the secondary markets, the Parent's banking subsidiaries increased their borrowings from the Federal Home Loan Bank system in the second half of 2007. The increase in FHLB borrowings by $42.44 billion from June 30, 2007 or $19.56 billion from December 31, 2006 was facilitated by the $47.36 billion reduction in FHLB borrowings over the 18 months prior to June 30, 2007 as the Company diversified its wholesale funding sources and reduced the size of its balance sheet.

        For the year ended December 31, 2007, proceeds from the sale of loans originated and held for sale were approximately $78.93 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchase, net of principal payments, of approximately $77.38 billion of loans held for sale during the same period.

        While recent market events have impacted the Company's liquidity planning, the Company remains comfortable with its ability to fund its mortgage banking operations. The Company's liquidity planning assumes that the only reliable sources of liquidity in the secondary mortgage market are Fannie Mae and Freddie Mac. While turbulence in the secondary mortgage market may change the type of liquidity the Company accesses, the amount of funding that is necessary to sustain the Company's mortgage banking operations does not typically affect overall liquidity levels.

        As part of its funding diversification strategy, Washington Mutual Bank launched a €20 billion covered bond program in September 2006. While €14 billion remains unissued under this program, no further issuances may occur until the Company's credit ratings assigned by Moody's are upgraded or the ratings-based restrictions are eliminated. Existing floating-rate U.S. dollar-denominated mortgage bonds were issued by Washington Mutual Bank and collateralize the outstanding Euro-denominated covered bonds. The covered bonds were issued by a statutory trust that is not consolidated by the

Company. The mortgage bonds are secured principally by residential mortgage loans in Washington Mutual Bank's portfolio.

        Under the Global Bank Note Program, which was established in August 2003 and renewed in December 2005, Washington Mutual Bank may issue senior and subordinated notes in the United States and in international capital markets in a variety of currencies and structures. Washington Mutual Bank had $12.44 billion available under this program as of December 31, 2007.

        Senior unsecured long-term obligations of Washington Mutual Bank are rated A- by Fitch, A- by Standard & Poor's, Baa1 by Moody's and A by DBRS. Short-term obligations are rated F2 by Fitch, A2 by Standard & Poor's, P2 by Moody's and R-1L by DBRS.

  Capital Management

        The Company monitors capital adequacy for both the Company (on a consolidated basis) and its regulated banking subsidiaries. Sufficient capital is maintained at both levels to provide for unexpected losses based on the risks inherent in the combination of businesses. The views of investors, credit rating agencies, lenders and regulators are considered in determining capital ratio targets.

        Capital is generated through the Company's business operations and through issuance of capital securities such as common stock and perpetual preferred stock, and the Company's capital management program promotes the efficient use of these resources. Capital is primarily used to fund organic growth, pay dividends and repurchase shares. On a consolidated basis, capital may also be raised through issuance of capital securities by various subsidiaries of the Company and its banking subsidiaries, in particular Washington Mutual Preferred Funding LLC ("WMPF LLC").

        During 2007, the Company issued approximately $1.5 billion of perpetual, non-cumulative preferred securities through its indirect subsidiary, WMPF LLC. While the high equity content characteristics of these securities have long been acknowledged by the OTS as qualifying elements in the composition of financial institutions' core capital structures, the rating agencies have only recently taken a similar view. Accordingly, such securities are included as equity components within the Company's tangible equity to total tangible assets ratio, estimated Tier 1 leverage ratio, and estimated total risk-based capital ratio.

        Additionally, in the fourth quarter of 2007, the Company issued $3.0 billion of Series R Non-Cumulative Perpetual Convertible Preferred Stock for net proceeds of approximately $2.9 billion. Of the total net proceeds received from the sale of Series R Preferred Stock, $1.0 billion was contributed to the Company's banking subsidiary, Washington Mutual Bank, to enhance its capital position as it manages anticipated heightened credit losses. The remaining proceeds have been retained at the Company to enhance its liquidity profile and eliminate the need for dividend flows to support anticipated cash flows through the next two years.

        The Company's ability to generate capital internally through earnings was significantly impacted in 2007 by the deteriorating credit environment. With early indicators in 2008 suggesting that the housing market continues to deteriorate, the Company expects that it will continue to experience significantly higher credit costs throughout its single-family residential mortgage portfolios, which will in turn significantly impact the Company's ability to generate capital internally through earnings. Management has taken steps to mitigate the capital impact of the current earnings outlook by recommending that the Company's Board of Directors reduce the quarterly dividend payment to common stockholders to 15 cents per share from the prior level of 56 cents per share it paid in the fourth quarter. Management has incorporated this new reduced level of dividends into its capital and liquidity forecasts for 2008. Refer to Item 1A – Risk Factors for additional information regarding risks related to capital sufficiency.

        On January 15, 2008, the Company's Board of Directors declared a cash dividend of 15 cents per share on the Company's common stock, payable on February 15, 2008 to shareholders of record as of

January 31, 2008. The Company's Board of Directors considers a variety of factors when determining the dividend on the Company's common stock, including overall capital levels, liquidity position and the Company's earnings. In addition, the Company will pay a dividend of 36 cents per depositary share of Series K Preferred Stock, and a dividend of $19.16 per share of Series R Preferred Stock on March 17, 2008 to shareholders of record on March 3, 2008.

        With certain limited exceptions, if the Company does not pay full quarterly dividends on any issued and outstanding class or series of its preferred stock for a particular dividend period, then the Company may not pay dividends on, or repurchase, redeem or make a liquidation payment with respect to its common stock or other junior securities during the next succeeding dividend period. Refer to Note 17 to the Consolidated Financial Statements – "Preferred Stock and Minority Interest" for additional information.

        As part of its capital management activities, from time to time the Company has repurchased shares to deploy excess capital. The Company adopted a new share repurchase program approved by the Board of Directors in 2006 (the "2006 Program"). Under the 2006 Program, the Company is authorized to repurchase up to 150 million shares of its common stock, as conditions warrant. There is no fixed termination date for the 2006 Program and purchases may be made in the open market, through block trades, accelerated share repurchase transactions, private transactions, or otherwise. Recently, the Company has focused on capital retention, and has not engaged in share repurchase activities since the third quarter of 2007. The total remaining common stock repurchase authority under the 2006 Program was 47.5 million shares as of December 31, 2007.

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

        ASR transactions immediately deploy the capital associated with share repurchases, making them economically more efficient than open market repurchases. Additionally, ASR transactions may be structured to include optionality or hedging arrangements that afford the Company the opportunity to mitigate price risk, and potentially mitigate the volatility of open market price fluctuations. While these benefits of an ASR transaction are significant considerations, open market repurchases are usually a more operationally efficient alternative when the Company chooses to deploy its excess capital in smaller amounts, particularly given the time required and the complexity associated with structuring an ASR transaction. In contrast, when the Company chooses to deploy its excess capital in larger amounts, an ASR transaction becomes more attractive and shares repurchased in an ASR transaction are removed upon the initiation of the repurchase when calculating earnings per share. Because ASR transactions involve more complex legal structures and counterparty risks than open market repurchases, the Company retains outside legal counsel to assist in structuring and documenting the transactions and applies its market risk and counterparty credit risk management standards. Additional information regarding these transactions is included in Note 16 to the Consolidated Financial Statements – "Common Stock."

        Refer to Item 5 – "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for additional information regarding share repurchase activities.

  Capital Composition and Capital Ratios

        The Parent's core capital consists primarily of common and preferred stock, retained earnings and, to a lesser degree, trust preferred securities. In recent years, the Company has remixed its core capital by replacing some of its common stock and trust preferred securities with perpetual non-cumulative preferred stock that reduced the cost of capital while preserving its core capital quality as shown below:

	At December 31,
	2007	2006	2005
	(in millions)
Capital Surplus-Common Stock	$2,630	$5,825	$8,176
Series K Preferred Stock	492	492	–
Series R Preferred Stock	2,900	–	–
WMPF LLC Preferred Securities	3,912	2,446	–
Trust Preferred Securities	813	1,880	1,795

        OTS capital guidelines require that the dominant form of a savings association's equity (referred to as "core capital" under OTS guidelines, and equivalent to Tier 1 capital for other banking institutions) should be common voting shares and that savings associations should avoid undue reliance on preferred securities. Preferred securities issued by WMPF LLC (an indirect subsidiary of WMB) qualify as Tier 1 (core) capital at WMB. As a prudent safeguard, OTS limits the amount of WMB's Tier 1 (core) capital that may be comprised of preferred securities to an amount that cannot exceed 25% of its Tier 1 capital. At December 31, 2007, the aggregate amount of preferred securities issued by WMPF LLC totaled approximately $3.91 billion (net of expense) which represents 17.5% of its $22.4 billion Tier 1 (core) capital. In 2007, WMB also redeemed $170 million of preferred stock. WMBfsb's capital structure does not contain any preferred securities.

        The Parent is not required by the OTS to report its capital ratios, and as the Parent is not a bank holding company it is not required by the Federal Reserve Board to report its capital ratios. Nevertheless, capital ratios are integral to the Company's capital management process and the provision of such metrics facilitates peer comparisons with Federal Reserve Board-regulated bank holding companies. The ratio for the Company's tangible equity to total tangible assets, along with the estimated ratios for Tier 1 capital to average total assets and total risk-based capital to total risk-weighted assets which exceed minimum regulatory guidelines, are presented below.

	At December 31,
	2007	2006
	(dollars in millions)
Tangible equity	$21,387	$20,374
Total tangible assets	320,749	337,050
Tangible equity to total tangible assets	6.67%	6.04%
Tier 1 capital	$21,610	$21,789
Average total assets	315,832	343,178
Tier 1 leverage	6.84%	6.35%
Total risk-based capital	$31,128	$30,068
Total risk-weighted assets	252,330	255,450
Total risk-based capital to total risk-weighted assets	12.34%	11.77%

  Subsidiary capital requirements

        The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb and minimum regulatory capital ratios to be categorized as well-capitalized are included in Note 20 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions."

        The Company's broker-dealer subsidiaries are also subject to capital requirements. At December 31, 2007 and 2006, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements. During December 2007, the Company announced its intention to close WCC, its institutional broker-dealer business. In January 2008, substantially all the holdings of WCC were sold to various other subsidiaries of the Company in arms-length transactions.

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

  Lag/Repricing Risk

        Lag risk results from timing differences between the repricing of adjustable-rate assets and liabilities. Repricing risk is caused by the mismatch in the maturities between assets and liabilities. For example, the Company's assets may reprice slower than its liabilities. The effect of this timing difference, or "lag," will generally be favorable during a period of declining interest rates and unfavorable during a period of rising interest rates. Lag/repricing risk can produce short-term volatility in net interest income during periods of interest rate movements, but the effect of this lag generally balances out over time.

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

  Lifetime and Periodic Payment Cap Risk

        Many of the Company's adjustable-rate home loan products contain lifetime interest rate caps, which prevent the interest rate on the loan from exceeding a contractually determined level. In periods of dramatically rising rates, those adjustable-rate loans that have reached their lifetime cap rate will no longer reprice upward. Periodic payment caps limit the amount that a borrower's scheduled payment on an adjustable-rate loan can increase when the interest rate is adjusted upward on the loan's periodic repricing date.

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

        The fair value of MSR is primarily affected by changes in expected prepayments that result from changes in spot and future primary mortgage rates and in changes in other applicable market interest rates. Changes in the value of MSR risk management instruments vary based on the specific instrument. For example, changes in the fair value of interest rate swaps are driven by shifts in interest rate swap rates and the fair value of U.S. Treasury securities is based on changes in U.S. Treasury rates. Mortgage rates may move more or less than the rates on Treasury bonds or interest rate swaps. This could result in a change in the fair value of the MSR that differs from the change in fair value of the MSR risk management instruments. Potential differences in the change in value between MSR and MSR risk management instruments are what is referred to as basis risk.

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

        In June 2007, the Company changed the model used to estimate the fair value of substantially all of its MSR from a static valuation model to an option-adjusted spread ("OAS") valuation model. The OAS model projects MSR cash flows over multiple interest rate scenarios, and discounts these cash flows using risk-adjusted discount rates. The significant assumptions used in the valuation of MSR include market interest rates, projected prepayment speeds, cost to service, ancillary income and option-adjusted spreads. Additionally, an independent broker estimate of the fair values of the mortgage servicing rights is obtained quarterly along with other market-based evidence. Management uses this information together with its OAS valuation methodology to estimate the fair value of the MSR.

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

  Other Mortgage Banking Risk Management

        The Company also manages the risks associated with its home loan mortgage warehouse and pipeline. The mortgage warehouse consists of funded loans intended for sale in the secondary market. The pipeline consists of commitments to originate or purchase mortgages to be sold in the secondary market. The interest rate risk associated with the mortgage pipeline and warehouse is the potential for changes in interest rates between the time the customer locks in the rate on the loan and the time the loan is sold.

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

        To analyze interest rate risk sensitivity, management projects net interest income under a variety of interest rate scenarios, assuming both parallel and non-parallel shifts in the yield curve. These scenarios illustrate net interest income sensitivity due to changes in the level of interest rates, the slope of the yield curve and the spread between Treasury and LIBOR/swap ("LIBOR") rates. Management also periodically projects the interest rate sensitivity of net income due to changes in the level of interest rates. Additionally, management projects the discounted value of assets and liabilities under different interest rate scenarios to assess their risk exposure over longer periods of time.

        The projection of the sensitivity of net income, net interest income and discounted cash flow analyses requires numerous assumptions. Prepayment speeds, decay rates (the estimated runoff of deposit accounts that do not have a stated maturity), future deposits and loan rates and loan and deposit volume and mix projections are among the most significant assumptions. Prepayments affect the size of the loan and mortgage-backed securities portfolios, which impacts net interest income. All deposit and loan portfolio assumptions, including loan prepayment speeds and deposit decay rates, require management's judgments of anticipated customer behavior in various interest rate environments. These assumptions are derived from internal and external analyses. The rates on new investment securities and borrowings are estimated based on market rates while the rates on deposits and loans are estimated based on the rates offered by the Company to retail customers.

        The slope of the yield curve, current interest rate conditions and the speed of changes in interest rates all affect sensitivity to changes in interest rates. Short-term borrowings and, to a lesser extent, interest-bearing deposits typically reprice faster than the Company's adjustable-rate assets. This lag effect is inherent in adjustable-rate loans and mortgage-backed securities indexed to the 12-month average of the annual yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year and those indexed to the 11th District FHLB monthly weighted-average cost of funds index.

        The sensitivity of new loan volume and mix to changes in market interest rate levels is also projected. Management generally assumes a reduction in total loan production in rising interest rate scenarios accompanied by a shift towards a greater proportion of adjustable-rate production. Conversely, the Company generally assumes an increase in total loan production in falling interest rate scenarios accompanied by a shift towards a greater proportion of fixed-rate loans. The gain from mortgage loans also varies under different interest rate scenarios. Normally, the gain from mortgage loans increases in falling interest rate environments primarily from an increase in mortgage refinancing activity. Conversely, the gain from mortgage loans may decline when interest rates increase if management chooses to retain more loans in the portfolio.

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

  January 1, 2008 and January 1, 2007 Net Interest Income Sensitivity Comparison

        The table below indicates the sensitivity of net interest income as a result of hypothetical interest rate movements on market risk sensitive instruments. The base case assumptions used for this sensitivity analysis are similar to the Company's most recent net interest income projection for the respective twelve month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the yield curve with interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve month periods ending December 31, 2008 and December 31, 2007.

        Commencing with the analysis for the one year period beginning January 1, 2008, the interest rate scenarios will be derived from the year end forward yield curve. The comparative analysis is presented based on current coupon rates while the net interest income sensitivity based on the forward yield curve is presented separately. The revision to the interest rate scenario more closely aligns the analysis with market expectations. The base scenario for the current coupon rate analysis were the market rates as of December 31 held constant for the next twelve months. The base scenario for the implied forward rate analysis represents market expectations for interest rates for the next twelve months. The parallel scenarios represent the same absolute change in interest rates in both analyses.

        These analyses also incorporate assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. The projected interest rate sensitivities of net interest income shown below may differ significantly from actual results, particularly with respect to non-parallel shifts in the yield curve or changes in the spreads between mortgage, Treasury and LIBOR rates, changes in loan volumes or loan and deposit pricing.

  Comparative Net Interest Income Sensitivity

	Gradual Change in Rates
	-100 basis points	+100 basis points
Current coupon rates
Net interest income change for the one year period beginning:
January 1, 2008	3.13%	(2.67)%
January 1, 2007	3.80	(3.04)

	Gradual Change in Rates
	-100 basis points	+100 basis points
Implied forward rates
Net interest income change for the one year period beginning:
January 1, 2008	2.78%	(2.74)%

        Treasury and LIBOR rates in the January 1, 2008 net interest income sensitivity analyses were lower than the rates at January 1, 2007 with Treasury rates declining significantly more than LIBOR rates. At January 1, 2008, two year interest rates were lower than three month and ten year interest rates on the Treasury and LIBOR curves. The January 1, 2007 curve was inverted with three month rates higher than ten year rates. The shape of the curves contributes to a continuing challenging interest rate environment for the Company.

        Net interest income sensitivity declined in the ±100 basis point environments in the January 1, 2008 analysis compared to the January 1, 2007 analysis. The main factors contributing to the reduction in sensitivity was the execution of term fixed-rate funding and interest rate contracts and changes in the projected balance sheet during the subsequent twelve month periods. The term funding and interest rate contracts were executed to offset the increased sensitivity resulting from the retention of medium-term adjustable-rate loans during the second half of 2007. A reduction in projected prepayments and loan volume resulted in decreased changes in average earning assets in all scenarios. The net result was a decreased change in net interest income in the ±100 basis point environments, as compared to the January 1, 2007 analysis.

        The net interest income sensitivity in the -100 basis point scenario in the implied forward rates analysis was slightly lower than in the current coupon rates analysis primarily due to enhanced net interest income in the base scenario. Net interest income increased in the base implied forward rates analysis as the projected interest rates were lower.

  January 1, 2008 and January 1, 2007 Net Income Sensitivity Comparison

        Similar to the net interest income sensitivity analysis, management also periodically projects net income in a variety of interest rate scenarios assuming parallel shifts in the yield curve. The net income simulations project changes in MSR and related hedges, all of which are carried at fair value and whose values are sensitive to changes in interest rates. The analysis assumes no changes in credit provisions, gain on sale, non-interest income or non-interest expense except for the fair value changes in MSR and related hedges.

        In performing net income simulations, parallel shifts in the yield curve are assumed, with interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve month periods ending December 31, 2008 and 2007. The interest rate scenarios are identical to the scenarios used for the net interest income comparison. The assumptions used in the base scenario are similar to the assumptions used in the Company's most current earnings forecast.

        For the twelve month period ending December 31, 2008, using current coupon rates, net income is projected to increase approximately $170 million in the -100 basis point simulation while it is projected to decrease approximately $110 million in the +100 basis point simulation. In comparison, net income was projected to increase approximately $70 million in the -100 basis point scenario and decrease approximately $100 million in the +100 basis point scenario for the twelve month period ended December 31, 2007. For the twelve month period ending December 31, 2008, using implied forward rates, net income is projected to increase approximately $160 million in the -100 basis point simulation while it is projected to decrease approximately $120 million in the +100 basis point simulation. The differences in the results between the implied forward curve rates and the current coupon rates analysis was due to slight variances in net interest income sensitivity offset by changes in the performance of MSR and related hedges.

        The projected increase in net income in the -100 basis point scenario for the twelve month period ending December 31, 2008 was mainly due to an improvement in other income (fair value changes in the MSR and related hedges) offset by less of an increase in net interest income. Net income in the +100 basis point environment was similar, as an improvement in other income was offset by less of a decrease in net interest income. This was mainly due to a reduction in projected MSR unpaid principal balances and changes in the shape of the yield curve resulting in changes to the projected hedging costs. The reduction in MSR unpaid principal balances was due to expected decreases in loan sales during the twelve month forecast resulting from changes in the secondary mortgage market.

        These net income and net interest income sensitivity analyses are limited in that they were performed at a particular point in time and do not reflect certain factors that would impact the Company's financial performance in a changing interest rate environment. Most significantly, the impact of changes in gain on sale from mortgage loans that result from changes in interest rates is not modeled in the simulation. The net income and net interest income analyses also assume no changes in credit spreads. In addition, the net income sensitivity analysis assumes no changes in credit provisions, noninterest income or noninterest expense in the different scenarios other than changes in the fair value of MSR and related hedges. Additional provisions may be required in a falling interest rate scenario while fewer provisions may be necessary in a rising rate scenario substantially changing the projected net income sensitivity estimates. The analyses assume management does not initiate additional strategic actions, such as increasing or decreasing term funding or selling assets, to offset the impact of projected changes in net interest income or net income in these scenarios.

        The analyses are also dependent on the reliability of various assumptions used, including prepayment forecasts and discount rates, and do not incorporate other factors that would impact the Company's overall financial performance in such scenarios. These analyses also assume that the projected MSR risk management strategy is effectively implemented and that mortgage and interest rate swap spreads are constant in all interest rate environments. These assumptions may not be realized. For example, changes in spreads between interest rate indices could result in significant changes in projected net income sensitivity. Projected net income may increase if market rates on interest rate swaps decrease by more than the decrease in mortgage rates, while the projected net income may decline if the rates on swaps increase by more than mortgage rates. Accordingly, the preceding sensitivity estimates should not be viewed as an earnings forecast.

Operational Risk Management

        Operational risk is the risk of loss resulting from human fallibility, inadequate or failed internal processes or systems, or from external events, including loss related to legal risk. Operational risk can occur in any activity, function, or unit of the Company.

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

        The Operational Risk Management Policy, approved by the Audit Committee of the Board of Directors, establishes the Company's operational risk framework and defines the roles and responsibilities for the management of operational risk. The operational risk framework consists of a methodology for identifying, measuring, monitoring and controlling operational risk combined with a governance process that complements the Company's organizational structure and risk management philosophy. The Operational Risk Committee ensures consistent communication and oversight of significant operational risk issues across the Company and ensures sufficient resources are allocated to maintain business-specific operational risk controls, policies and practices consistent with and in support of the operational risk framework and corporate standards.

        The Operational Risk Management function, part of Enterprise Risk Management, is responsible for maintaining the framework and works with the lines of business and corporate support functions to ensure consistent and effective policies, practices, controls and monitoring tools for assessing and managing operational risk across the Company. The objective of the framework is to provide an integrated risk management approach that emphasizes proactive management of operational risk using measures, tools and techniques that are risk-focused and consistently applied company-wide. Such tools include the collection of internal operational loss event data, relevant external operational loss event data, results from scenario analysis, and assessments of the Company's business environment and internal control factors. These elements are used to determine the Company's operational risk profile and are included in the measurement of operational risk capital.

Tax Uncertainties

        The Company accounts for unrecognized income tax benefits in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which was adopted on January 1, 2007. FIN 48 requires that a tax benefit be recognized only if it is "more likely than not" that it will be realized, based solely on its technical merits, as of the reporting date. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon settlement. As a result of the implementation of FIN 48, the Company recognized a $6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

        Prior to January 1, 2007, the Company accounted for income and other tax contingencies in accordance with FASB Statement No. 5, Accounting for Contingencies ("FAS 5"). The calculation of tax liabilities under FAS 5 involves judgment in estimating the impact of uncertainties in the application of complex tax laws. The Company continues to account for non-income tax contingencies in accordance with FAS 5.

Goodwill Litigation

        On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act was enacted. Among other things, the Act raised the minimum capital requirements for savings institutions and required a phase-out of the amount of supervisory goodwill that could be included in satisfying certain regulatory capital requirements. The exclusion of supervisory goodwill from the regulatory capital of many savings institutions led them to take actions to replace the lost capital either by issuing new qualifying debt or equity securities or to reduce assets. A number of these institutions and their investors subsequently sued the United States Government seeking damages based on breach of contract and other theories (collectively "Goodwill Lawsuits").

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

        In connection with the Keystone acquisition, there are 6 million shares of the Company's common stock currently in escrow. In addition, as of December 31, 2007, the escrow included $75.9 million in cash dividends paid on escrowed shares as well as interest accumulated on those dividends. Under the terms of the escrow arrangement, upon receipt of net cash proceeds from a final nonappealable judgment in or settlement of the litigation prior to the expiration of the escrow, one share (together with the dividends and interest attributable to such share) will be released from escrow to the Keystone investors for each $18.4944 of net proceeds received by the Company. In September 2007, the escrow agreement was amended to extend the expiration date from December 20, 2008 to June 30, 2020. As a result of the amendment, in 2007, the Company received cash payments totaling $17.2 million from the escrow. Additionally, the Company is entitled during 2008 to receive quarterly cash payments from the escrow, each in an amount equal to approximately 2% of the then value of the escrow. Thereafter, the Company is entitled to receive quarterly distributions from the escrow, each consisting of 130,435 shares of the Company's common stock and the dividends and interest then in the escrow attributable to such shares.

        On December 18, 2006, a summary judgment order in favor of plaintiffs was entered in the lawsuit in the amount of $402 million. On February 14, 2007, the U.S. Government filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit of that and several earlier trial court decisions. On December 7, 2007, the Court of Appeals heard oral argument and took the matter under advisement.

  Dime Bancorp, Inc.

        In January 1995, Anchor Savings Bank FSB, filed suit against the U.S. Government for unspecified damages involving supervisory goodwill related to its acquisition of eight troubled savings institutions from 1982-1985. Four of the acquisitions involved financial assistance from the U.S. Government, and four did not. The Dime Savings Bank of New York, FSB acquired Anchor Savings Bank shortly after the case was brought and Dime Savings Bank assumed the rights under the litigation against the U.S. Government. Dime Bancorp distributed a Litigation Tracking Warrant™ (an "LTW") for each share of its common stock outstanding on December 22, 2000 to each of its shareholders on that date. In January 2002, Dime Savings Bank and Dime Bancorp merged into WMB and the Company. As a result of these mergers, the Company assumed the litigation against the U.S. Government and the LTWs are now, when exercisable, exercisable for shares of the Company's common stock. The events and conditions that would entitle a holder to exercise an LTW did not change as a result of these mergers and had not yet occurred as of December 31, 2007. For additional information concerning the Dime goodwill litigation and the LTWs, see the Company's Current Report on Form 8-K, dated March 12, 2003, File No. 1-14667.

        In a series of decisions issued in 2002, the Court of Federal Claims granted the Company's summary judgment motions as to contract liability with respect to the four acquisitions involving financial assistance, but granted the U.S. Government's motions with respect to the four unassisted acquisitions. On September 29, 2003, the Court denied the U.S. Government's motion for summary judgment with respect to the claim for the Company's lost profits, but granted the U.S. Government's motion with respect to the Company's alternative claims for reliance damages and for the value of the lost supervisory goodwill. A six-week trial on the Company's lost profits claim started in June 2005, followed by a post-trial briefing which was completed in November 2005. The case now awaits a decision on damages from the trial judge. There can be no assurance or accurate prediction of the timing or the amount of damages that will be awarded by the trial judge. In addition, each of the trial judge's decisions, including its findings on the U.S. Government's contract liability and any damages awarded, is subject to appeal.

        Litigation is inherently uncertain, and significant uncertainty surrounds the legal issues involved in cases involving supervisory goodwill that underlie the value of the LTWs. The Company cannot accurately predict the timing or amount of any damages, whether the U.S. Government will decide to appeal any of the trial judge's decisions or the outcome of any appeals. As a result, the Company cannot predict if or when the conditions will be satisfied that will result in holders becoming entitled to exercise their LTWs or the value for which the LTWs will become exercisable.

Comparison of 2006 to 2005

        The following discussion and analysis provides a comparison of the Company's results of operations between 2006 and 2005. Financial tables within the Earnings Performance from Continuing Operations supplement this discussion.

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

  Noninterest Income

        Noninterest income totaled $6.38 billion in 2006, compared with $5.10 billion in 2005. The increase is primarily due to the full year effect of consumer loan sales and servicing revenue and credit card fee income in 2006, which resulted from the Company's October 1, 2005 acquisition of Providian. Revenue from sales and servicing of consumer loans increased by $1.11 billion and credit card fee income increased by $498 million for the year ended December 31, 2006. The strong consumer response to the Company's new free checking product, which was launched early in 2006, also contributed to the growth in noninterest income, with depositor and other retail banking fees totaling $2.57 billion in 2006, a 17% increase from the 2005 total of $2.19 billion. Also contributing to the increase in noninterest income was a decrease in loss from sales of other available-for-sale securities primarily due to costs incurred with the partial restructuring of the securities portfolio in 2005, of which $3 billion of lower-yielding debt securities were sold and subsequently replaced by the purchase of debt securities with comparatively higher yields. In addition, the Company received a $149 million litigation award from the partial settlement of the Company's claims against the U.S. Government with regard to the Home Savings supervisory goodwill lawsuit in 2006. Partially offsetting these increases was a significant decline in revenue from the Company's home mortgage loan operations. Revenue from sales and servicing of home mortgage loans, including the effects of all MSR risk management instruments, was $712 million, compared with $1.78 billion in 2005. The decline was associated with the flat-to-inverted yield curve that existed throughout 2006, which resulted in a significant increase in MSR risk management costs, as compared with 2005. Additionally, a 24% year-over-year decline in home loan volume in 2006, reflecting the slowdown in the housing market, along with an industry-wide decline in subprime mortgage secondary market performance during the latter part of the year, led to lower gain on sale results. Insurance income decreased $45 million due to lower reinsurance income and a decline in mortgage-related insurance income. Trading assets loss, excluding the revaluation gain or loss from trading securities used to economically hedge the MSR, increased largely due to changes in the value of retained interests from mortgage loan securitizations.

  Noninterest Expense

        Compensation and benefits expense increased $236 million, or 6%, from 2005 primarily due to the addition of the Company's credit card operations, severance costs associated with the Company's productivity, efficiency and outsourcing initiatives and the addition of 85 net new retail banking stores in the last twelve months. The number of employees decreased from 60,798 employees at December 31, 2005 to 49,824 employees at December 31, 2006. Severance charges were approximately $102 million for the year ended December 31, 2006 compared with $17 million for the year ended December 31, 2005. The increase in occupancy and equipment expense during 2006 was primarily due to charges of approximately $185 million related to the Company's productivity and efficiency initiatives, which included the consolidation of back-office support operations and other administrative functions. The increase in telecommunications and outsourced information services expense during 2006 was predominantly due to the addition of the Company's credit card operations. The increase in advertising and promotion expense during 2006 was predominantly due to marketing expenses incurred from the Company's credit card operations. A significant portion of the increase in professional fees during 2006 was due to charges from the early termination of technology contracts as a result of the Company's productivity and efficiency initiatives. Postage expense increased during 2006 largely due to increased direct mail solicitation volume related to the Company's credit card operations. The decrease in loan expense during 2006 was primarily due to a decrease in home loan volume resulting from the slowdown in the housing market. The increase in other expense from 2005 was partly due to transaction costs associated with the partial sale of the Company's MSR asset and an increase in amortization expense of intangible assets related to the Company's purchase of Providian in the fourth quarter of 2005.

  Operating Segment Results of Operations

  Retail Banking Group

        The increase in net interest income was predominantly due to rising short-term interest rates, which increased the funds transfer rate paid on retail deposits, partially offset by a decline in home loan net interest income. The increase in provision for loan losses was due to increased average balances on loans and changes in the product mix to home equity products. The increase in noninterest income was substantially due to a 17 percent growth in depositor and other retail banking fees reflecting higher levels of transaction fees and continued growth in the number of retail checking accounts. The increase in noninterest expense was largely due to higher compensation and benefits expense due to a decline in deferred compensation resulting from lower loan originations and higher occupancy and equipment expense due to expansion of the retail banking distribution network.

  Card Services Group (Managed basis)

        During 2006, growth in the credit card franchise resulted in an increase in average loans to $21.29 billion on a customer base of over 10 million accounts. During 2006, the Card Services Group opened approximately 3 million new accounts, with a significant part of this growth resulting from cross-selling credit card products to retail banking customers. Managed credit card receivables of $23.50 billion at December 31, 2006 were up 18 percent from the end of 2005. The Card Services Group's credit performance benefited from a lower level of bankruptcy related charge-offs than occurred prior to the October 2005 change in consumer bankruptcy law, and from the sale of higher risk credit card accounts during the latter part of 2006. Managed net charge-offs at December 31, 2006 were 5.83 percent, down from 7.28 percent at December 31, 2005.

  Commercial Group

        The decrease in net interest income was substantially due to higher transfer pricing charges, due to rising short-term interest rates combined with a shift from adjustable-rate to fixed-rate and hybrid loans, which more than offset increased interest income on a larger portfolio of multi-family loans. The negative $82 million provision in 2006 was primarily the result of a $60 million reduction in the allowance for loan losses that occurred as a result of two primary changes to the assumptions and methodologies used to estimate the allowance attributable to multi-family loans. First, as part of an ongoing program of model improvement, the Company introduced a new model that uses a formulaic, statistical-based approach to determine loss factors based on relevant default-predictive variables such as loan-to-value and debt service coverage ratios, and geographic factors. The second change was the adoption of a three year loss confirmation period for multi-family loans, replacing the four year estimate of the loss confirmation period. The negative provision in 2005 was the result of the runoff of higher risk commercial loans and growth in the portfolio of lower risk multi-family and commercial real estate loans. Noninterest income decreased primarily due to a $59 million pretax gain on the sale of a real estate investment property and a $55 million gain on the sale of mortgage-backed securities during 2005. The increase in noninterest expense during 2006 compared with 2005 reflects additional expenses related to the acquisition of Commercial Capital Bancorp and a reduction in contingent liability reserves incurred during 2005.

  Home Loans Group

        The decrease in net interest income was primarily due to lower average balances of loans held for sale as a result of decreased loan volumes and lower spreads on loans. The increase in provision for loan losses during 2006 was primarily due to growth in the portfolio of purchased home equity loans and higher levels of delinquencies in the subprime mortgage channel. The decrease in noninterest income was substantially due to a less favorable MSR hedging environment in 2006 compared with 2005. Additionally, the gain from mortgage loans was lower due to the slowdown in the housing market and a decline in the secondary market performance of loans sold through the subprime mortgage channel. The decrease in noninterest expense was primarily due to a significant decline in employee headcount, as a result of the Company's efficiency initiatives.

  Corporate Support/Treasury and Other

        The increase in net interest expense from 2005 to 2006 was due to increasing short-term interest rates which drove higher interest expense on FHLB borrowings, and a significant increase in the average balance of brokered certificates of deposit. The increase in noninterest income was primarily due to a litigation award of $149 million from the partial settlement of the Home Savings supervisory goodwill lawsuit, a gain of $74 million related to the transfer from held for investment to held for sale of $17.79 billion of medium-term adjustable-rate home loans and the associated derivatives executed to hedge that transaction and a $52 million increase in the cash surrender value of the Company's bank-owned life insurance. The increase in noninterest expense was predominantly due to charges of $315 million associated with the Company's productivity and efficiency initiatives and a charge of $67 million associated with the sale in 2006 of a significant portion of the Company's MSR. On December 31, 2006, the Company recognized a gain of $415 million, net of tax, upon completion of the sale of WM Advisors, Inc.

Factors That May Affect Future Results

        The Company's Form 10-K and other documents that it files with the Securities and Exchange Commission contain forward-looking statements. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."

        Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. They may include projections of the Company's revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items, descriptions of management's plans or objectives for future operations, products or services, or descriptions of assumptions underlying or relating to the foregoing. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date made and management does not undertake to update them to reflect changes or events that occur after that date except as required by federal securities laws.

        There are a number of significant factors which could cause actual conditions, events or results to differ materially from those described in the forward-looking statements, many of which are beyond management's control or its ability to accurately forecast or predict. Factors that might cause our future performance to vary from that described in our forward-looking statements include market, credit, operational, regulatory, strategic, liquidity, capital and economic factors as discussed in "Management's Discussion and Analysis" and in other periodic reports filed with the SEC. In addition, other factors besides those listed below or discussed in reports filed with the SEC could adversely affect our results and this list is not a complete set of all potential risks or uncertainties. Significant among the factors are the following:

        Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of the Company's loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company's business.

        Washington Mutual is one of the nation's largest lenders, and deterioration in the credit quality of the Company's loan portfolios can have a negative impact on earnings resulting from increased provisioning for loan losses and from increased nonaccrual loans, which could cause a decrease in interest-earning assets. Credit risk incorporates the risk of loss due to adverse changes in a borrower's ability to meet its financial obligations on agreed upon terms. The overall credit quality of the Company's loan portfolios is particularly impacted by the strength of the U.S. economy and local economies in which the Company conducts its lending operations as well as trends in residential housing prices. The Company continually monitors changes in the economy, particularly unemployment rates and housing prices, because these factors can impact the ability of the Company's borrowers to repay their loans.

        During 2007, the housing market in the United States (particularly in California and Florida, where properties securing approximately 48% and 10% of the Company's outstanding single-family residential mortgage loans are located) began to experience significant adverse trends, including accelerating price depreciation in some markets and rising delinquency and default rates. These conditions led to significant increases in loan delinquencies and credit losses in the Company's mortgage portfolios and higher provisioning for loan losses which has adversely affected the Company's earnings. The Company expects that housing prices will experience significant further deterioration in 2008 with further adverse effects on its operating results, business and financial condition. Furthermore, the Company expects that the onset of a recession either in the United States as a whole or in specific regions of the country, or the occurrence of a major natural or other disaster in the United States, would significantly increase the level of delinquencies and credit losses. Increases in credit costs would reduce the Company's earnings and adversely affect its capital position and financial condition.

        The Company makes various assumptions and judgments about the collectibility of its loan portfolios when estimating the allowance for loan losses, which represents management's estimate of incurred credit losses inherent in the loan portfolio as of the balance sheet date. The estimate of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of borrowers, adverse situations that have occurred that may affect a borrower's ability to meet his financial obligations, the estimated value of underlying collateral, general economic conditions, and the impact that changes in interest rates and employment conditions have on a borrower's ability to repay adjustable-rate loans. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. The Company collects information on the performance of loans in its portfolios and routinely uses this information to recalibrate the formulaic models used in estimating the allowance for loan losses. Subsequent evaluations of the loan portfolio may reveal that estimated levels of loss severity used in estimating the allowance for loan losses differed significantly from actual experience, and in such circumstances the Company may have to record an increased provision for loan losses in subsequent periods thereby reducing earnings in those periods.

        Until recently, the Company originated and purchased from third-party lenders loans to higher risk borrowers through its subprime mortgage channel. Borrowers in the subprime mortgage channel tend to have greater vulnerability to changes in economic and housing market factors, such as increases in unemployment, a slowdown in housing price appreciation or declines in housing prices, than do other borrowers. Additionally, the tightening of underwriting standards throughout the mortgage industry have significantly reduced the eligibility of borrowers to obtain credit, or to find credit on affordable terms. The performance of this loan portfolio in recent quarters has been, and in the future will likely continue to be, negatively impacted by a variety of factors, including changes in the economic factors noted above, which negatively impact borrowers.

        The Company's access to market-based liquidity sources may be negatively impacted if market conditions persist or if further ratings downgrades occur. Funding costs may increase from current levels, and gain on sale may be reduced, leading to reduced earnings.

        While the Company actively manages its liquidity risk and maintains liquidity at least sufficient to cover all maturing debt obligations or other forecasted funding requirements over the next twelve months (see "Liquidity Risk and Capital Management"), the Company's liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. This situation may arise due to circumstances beyond the Company's control, and is subject to the Company's and its subsidiaries' credit ratings as assigned by various nationally recognized statistical rating organizations ("NRSROs"). During 2007, disruptions in the capital markets substantially limited the ability of mortgage originators, including Washington Mutual, to sell mortgage loans to the capital markets through whole loan sales or securitization. As a result, the Company experienced a general loss of liquidity in most secondary markets for both its loan and asset-backed securities holdings, and this condition has persisted to the present time. The Company cannot forecast if or when either specific secondary markets or broader market liquidity conditions will see improvement from current stresses, although it is the Company's expectation that the existing turmoil in secondary loan and asset-backed securities markets may continue to affect its performance, described below, throughout 2008.

        As a result of these conditions, secondary loan sales are currently limited primarily to sales of conforming loans to government-sponsored enterprises ("GSEs"), and the Company cannot predict when secondary markets for nonconforming loans, credit card receivables, and other loan assets will reopen. As such, the Company has in recent periods retained for its own account substantially all of the loans and receivables the Company has originated or purchased, other than conforming mortgage loans. The Company will generally be unable to recognize gains on sale, and may be required to establish reserves for loans that remain on its balance sheet, which may reduce earnings. In addition, the Company has taken steps to reduce or eliminate its origination of assets for which limited secondary market liquidity exists.

        While the Company remains comfortable with its ability to fund mortgage loans (see "Liquidity Risk and Capital Management"), the Company's ability to sell conforming loans is dependent on its relationships with the GSEs. The Company presently sells a substantial portion of its conforming residential originations to the GSEs, primarily Freddie Mac. The ability of the GSEs to continue to purchase loans at current volume levels is dependent in part on their own capital positions and the levels of defaults in the portfolios underlying the mortgage-backed securities issued by the GSEs. The Company's liquidity and earnings could be adversely affected if the GSEs were unwilling to purchase the Company's residential loan products.

        The Company has generally securitized a large portion of its credit card portfolio, which provided additional liquidity for the Company. Due to disruptions in the secondary market for credit card receivables, the Company is presently not able to securitize credit card receivables on terms it considers acceptable. As a result, the Company's liquidity will be adversely affected until the credit card securitization market normalizes. Additionally, the Company will be required to provide additional loss reserves for the credit card receivables that it retains in its portfolio, which will adversely affect earnings.

        Current market conditions have also limited the Company's liquidity sources to secured funding outlets such as the Federal Home Loan Banks and repurchase agreements, and to FDIC-insured deposits originated through either brokers or through its branch network. Other sources of funding, such as medium-term notes, uninsured institutional deposits, and certain escrow balances have largely been closed to the Company. Many of these sources are ratings-sensitive, and due to recent negative ratings actions, the Company does not expect these sources to return as reliable sources of funding even if general market liquidity conditions improve until the Company's ratings improve. For example, institutional depositors generally require issuers to have the highest short-term ratings from at least one of the major rating agencies; however, as a result of recent actions, the Company and its banking subsidiaries are now generally in the second-highest short-term rating category.

        The Company's rating profile remains "investment grade" as defined by NRSROs. No assurance can be given, however, that the Company will be able to retain an "investment grade" rating. The loss of investment grade ratings would likely result in further reductions in the sources of liquidity available to the Company; may result in increased collateral or margining requirements under derivative and repurchase agreements with counterparties, which could increase the Company's funding costs and further reduce its earnings and liquidity; and could adversely affect the Company's ability to conduct its normal business operations, in ways that could be material.

        The Company's liquidity could also be adversely affected by unanticipated demands on its cash, such as having to repurchase securitized loans if it were found to have violated representations and warranties contained in the securitization agreements. In such event, the Company generally would be required to repurchase these loans or indemnify the investor for losses sustained. Since in most instances the repurchased loans would be in default, it is unlikely that the Company would be able to resell these loans in the secondary market. If the Company were required to repurchase a substantial amount of these loans, its liquidity and capital would be adversely affected as the amount of nonperforming assets on its balance sheet would increase.

        If the Company has significant additional losses, it may need to raise additional capital, which could have a dilutive effect on existing shareholders, and it may affect its ability to pay dividends on its common and preferred stock.

        The Company's primary subsidiary, Washington Mutual Bank, must maintain certain minimum capital ratios in order to remain a "well-capitalized" institution for regulatory purposes. While the Company believes it has sufficient capital for its operations (see "Liquidity Risk and Capital Management"), if the Bank is unable to meet its minimum capital ratios, the Company or the Bank would be forced to raise additional capital. No assurance can be given that sufficient additional capital would be available nor as to the terms on which capital would be available. If sufficient capital were not available, the Company would consider a variety of alternatives, including the sale of assets. Under such forced sale conditions, the Company may not be able to realize fair value for the assets sold. Other alternatives would include changing the Company's business practices or entering into equity transactions. Even if capital is available, the terms and pricing of such securities could be dilutive to existing shareholders and cause the price of the Company's outstanding securities to decline.

        The Company depends on dividends, distributions and other payments from its banking and nonbanking subsidiaries to fund dividend payments on common and preferred stock and to fund all payments on its other obligations, including debt obligations. If the earnings of the Company's subsidiaries are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, the Company may not be able to make dividend payments to its common or preferred shareholders.

        Changes in interest rates may adversely affect the Company's business, including net interest income and earnings.

        Like other financial institutions, Washington Mutual and its banking subsidiaries raise funds for the Company's business by, among other things, borrowing money in the capital markets and from the Federal Home Loan Bank system and accepting deposits from depositors, which the Company uses to make loans to customers and invest in debt securities and other interest-earning assets. The Company earns interest on these loans and assets and pays interest on the money it borrows and on the deposits it accepts from depositors. Changes in interest rates, including changes in the relationship between short-term rates and long-term rates, may have negative effects on the Company's net interest income and therefore its earnings. Changes in interest rates and responses by the Company's competitors to those changes may affect the rate of customer prepayments for mortgages and other term loans and may affect the balances customers carry on their credit cards. These changes can reduce the overall yield on the Company's assets. Changes in interest rates and responses by the Company's competitors to these changes may also affect customer decisions to maintain balances in the deposit accounts they have with the Company. These changes may require us to replace withdrawn balances with higher-cost alternative sources of funding.

        In addition, changes in interest rates may affect the Company's mortgage banking business in complex and significant ways. For example, changes in interest rates can affect gain from mortgage loans and loan servicing fees, which are the principal components of revenue from sales and servicing of home mortgage loans. When mortgage rates decline, the fair value of the mortgage servicing rights ("MSR") asset generally declines and gain from mortgage loans tends to increase, to the extent the Company is able to sell or securitize mortgage loans in the secondary market. When mortgage rates rise, the Company generally expects loan volumes and payoffs in its servicing portfolio to decrease. As a result, the fair value of its MSR asset generally increases and gain from mortgage loans decreases. In recent periods, however, declines in general interest rates have resulted in slower increases in prepayment rates than in prior periods of declining interest rates, due in part to the reduced liquidity and tightened underwriting standards in the mortgage market making refinancing by borrowers more difficult.

        As part of the Company's overall risk management activities, the Company seeks to mitigate changes in the fair value of its MSR asset by purchasing and selling financial instruments, entering into interest rate contracts and forward commitments to purchase or sell mortgage-backed securities and adjusting the mix and amount of such financial instruments or contracts to take into account the effects of different interest rate environments. The MSR asset and the mix of financial instruments used to mitigate changes in its fair value are not perfectly correlated. This imperfect correlation creates the potential for excess MSR risk management gains or losses during any period. Management must exercise judgment in selecting the amount, type and mix of financial instruments and contracts to mitigate changes in the fair value of the Company's MSR. The Company cannot assure that the amount, type and mix of financial instruments and contracts it selects will fully offset significant changes in the fair value of the MSR, and the Company's actions could negatively impact its earnings. The Company's reliance on these risk management instruments may be impacted by periods of illiquidity in the secondary markets, which could negatively impact the performance of the MSR risk management instruments. For further discussion of how interest rate risk, basis risk, volatility risk and prepayment risk are managed, see "Market Risk Management."

        Certain of the Company's loan products have features that may result in increased credit risk.

        The Company has significant portfolios of home equity loans, which are secured by a first or second lien on the borrower's property. When the Company holds a second lien on a property which is subordinate to a first lien mortgage held by another lender, both the probability of default and severity of loss risk is generally higher than when the Company holds both the first and second lien positions. Home equity loans and lines of credit with combined loan-to-value ratios of greater than 80 percent also expose the Company to greater credit risk than home loans with loan-to-value ratios of 80 percent or less at origination. This greater credit risk arises because, in general, both default risk and the severity of loss risk are higher when borrowers have less equity in their homes.

        The Company originates Option ARM loans under which borrowers have the option of making minimum payments based on an interest rate that is lower than the fully-indexed rate. Borrowers who continue to make minimum payments will generally experience negative amortization as unpaid interest is capitalized and added to the principal amount of the loan. The minimum payment resets to a fully-amortizing payment at the earlier of five years from origination or when the amount of negative amortization reaches specified levels. The risk that Option ARM borrowers will be unable to make increased loan payments as a result of the minimum payment on the loan adjusting upward to a fully- amortizing payment is a key risk associated with the Option ARM product.

        The Company originates interest-only loans that it either securitizes or holds in its portfolio. Borrowers with interest-only loans are initially required to make payments that are sufficient to cover accrued interest. After a predetermined period (generally five years), the payments are reset to allow the loan to fully amortize over its remaining life. Borrowers with interest-only loans are particularly affected by declining housing prices because there is no amortization of principal on the loans. Such economic trends could cause the credit performance of interest-only loans to deteriorate more rapidly than other types of loans with a negative impact on the Company's results. For further discussion of credit risk, see "Credit Risk Management."

        Consistent with mortgage industry underwriting practices, loans underwritten with limited documentation of income, net worth or credit history are widely represented within the Company's single-family residential loan products. In particular, such practices are frequently applied to the origination of Option ARM products. Accordingly, approximately 75% of the Company's Option ARM portfolio was originated using a limited documentation standard. As limited documentation loans have a higher risk of default than loans with full documentation, a continued downturn in economic conditions or a further decrease in housing prices could result in higher default rates in the Company's loan portfolio.

        The Company uses estimates in determining the fair value of certain of our assets, which estimates may prove to be imprecise and result in significant changes in valuation.

        A portion of the Company's assets are carried on the balance sheet at fair value, including: the Company's trading assets including certain retained interests from securitization activities, available-for-sale securities, derivatives and MSR. Generally, for assets that are reported at fair value, the Company uses quoted market prices or internal valuation models that utilize observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. The Company uses financial models to value certain of these assets. These models are complex and use asset specific collateral data and market inputs for interest rates. Although the Company has processes and procedures in place governing internal valuation models and their testing and calibration, the Company cannot assure that it can properly manage the complexity of its models and valuations to ensure, among other things, that the models are properly calibrated, the assumptions are reasonable, the mathematical relationships used in the model are predictive and remain so over time, and the data and structure of the assets and hedges being modeled are properly input. Such assumptions are complex as the Company must make judgments about the effect of matters that are inherently uncertain. Different assumptions could result in significant changes in valuation, which in turn could affect earnings or result in significant changes in the dollar amount of assets reported on the balance sheet.

        The Company is subject to risks related to credit card operations, and this may adversely affect its credit card portfolio and its ability to continue growing the credit card business.

        Credit card lending brings with it certain risks and uncertainties. These include the composition and risk profile of the Company's credit card portfolio and the Company's ability to continue growing the credit card business. Credit cards typically have smaller balances, shorter lifecycles and experience higher delinquency and charge-off rates than real estate secured loans. Delinquencies and credit losses in the consumer finance industry generally increase during economic downturns or recessions. Likewise, consumer demand may decline during an economic downturn or recession. Account management efforts, seasoning and economic conditions, including unemployment rates and housing prices, affect the overall credit quality of the Company's credit card portfolio. The success of the credit card business also depends, in part, on the success of the Company's product development, product rollout efforts and marketing initiatives, including the rollout of credit card products to the Company's existing retail and mortgage loan customers, and the Company's ability to continue to successfully target creditworthy customers.

        Recent disputes involving the Visa and MasterCard networks, including their membership standards and pricing structures, could also result in changes that would be adverse to the credit card business. Changes in interest rates can also negatively affect the credit card business, including costs associated with funding the credit card portfolio, as described above under "Changes in interest rates may adversely affect the Company's business, including net interest income and earnings."

        The Company is subject to operational risk, which may result in incurring financial and reputational losses.

        The Company is exposed to many types of operational risk, including the risk of fraud by employees or outsiders, the risk of operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Given the Company's high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully corrected. The Company's dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering with or manipulation of those systems will result in losses that are difficult to detect.

        The Company may be subject to disruptions of its systems, arising from events that are wholly or partially beyond the Company's control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that the Company's (or the Company's vendors') business continuity and data security systems prove to be inadequate. The Company relies on offshoring of services to vendors in foreign countries for certain functions and this creates the risk of incurring losses arising from unfavorable political, economic and legal developments in those countries.

        The Company also faces the risk that the design of its controls and procedures may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. Although the Company maintains a system of controls designed to keep operational risk at appropriate levels, it is possible that any lapses in the effective operations of controls and procedures could materially affect earnings or harm the Company's reputation. In an organization as large and complex as Washington Mutual, lapses or deficiencies in internal control over financial reporting could be material to the Company.

        In addition, the Company is heavily dependent on the strength and capability of its technology systems which it uses both to interface with its customers and to manage internal financial and other systems. The Company's ability to run its business in compliance with applicable laws and regulations is dependent on these infrastructures.

        The Company depends on the expertise of key personnel and faces competition for talent. The Company's success depends, in large part, on its ability to hire and retain key people. If the Company is unable to retain these people and to attract talented people, or if key people fail to perform properly, the Company's business may suffer. For further discussion of operational risks, see "Operational Risk Management."

        The Company's failure to comply with laws and regulations could have adverse effects on the Company's operations and profitability.

        The Company operates in a regulated industry and is subject to a wide array of laws and regulations that apply to almost every element of its business, including banking, mortgage, securities, consumer lending and deposit laws and regulations. Failure to comply with these laws and regulations could result in financial and operational penalties, including fines, restrictions on otherwise permissible activities and receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase its costs and/or limit its ability to pursue certain business opportunities.

        Effective October 17, 2007, Washington Mutual Bank consented to the issuance by the Office of Thrift Supervision ("OTS") of a cease and desist order requiring Washington Mutual Bank to comply with the Bank Secrecy Act ("BSA") and related BSA regulations and regulations governing suspicious activity reporting. Although no fines or restrictions on Washington Mutual Bank's activities have been imposed by the OTS, failure by the Company to comply with the terms of this order or other applicable laws and regulations could have a material adverse effect on the Company's business, financial condition or operating results through the imposition of additional sanctions.

        The volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against the Company and its subsidiaries could adversely affect the Company's financial results or cause reputational harm to the Company, which in turn could seriously harm its business prospects. For further discussion of pending legal actions that may affect the Company, see "Legal Proceedings."

        Changes in the regulation of financial services companies, housing government-sponsored enterprises and credit card lenders could adversely affect the Company.

        The banking and financial services industries, in general, are heavily regulated. Proposals for legislation further regulating the banking and financial services industry are continually being introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations.

        Proposals that are now receiving a great deal of attention and could significantly impact the Company's business include changes to consumer protection initiatives relating to bank overdraft practices, security of customer information, marketing practices, nontraditional mortgage loan products including Option ARM loans and interest-only products, credit card lending practices, fees charged to merchants for credit and debit card transactions and mortgage lending and servicing practices. For instance, the Federal Reserve Board has proposed amendments to Regulation Z, which implements the Truth in Lending Act and the Home Ownership Equity Protection Act, to require new disclosures and restrict certain lending practices with regard to mortgage lending. The Federal Reserve Board has also proposed amendments to Regulation Z that would require changes to the format, timing, and content of credit card disclosures. Legislation calling for increased regulation of mortgage and credit card lending is also receiving serious consideration in Congress and in the state legislatures. In 2007, the U.S. House of Representatives passed legislation that would impose new responsibilities on mortgage lenders and restrict certain mortgage lending and servicing practices.

        Policymakers are also considering a number of initiatives to assist borrowers who are having difficulty repaying their home loans. On December 5, 2007, President Bush proposed a plan for a five year moratorium on interest rate resets for certain subprime mortgages held by qualifying borrowers. Other public officials and private groups have proposed similar plans. The U.S. House of Representatives Judiciary Committee has reported out legislation that would allow judges to modify the terms of certain mortgages in Chapter 13 bankruptcies. On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 into law. Among other things, the legislation will raise the Federal Housing Administration ("FHA") loan limit to 125 percent of the area median house price (as determined by the Secretary of Housing and Urban Development) up to a maximum of $729,750 for loans approved by December 31, 2008, and will increase the Fannie Mae and Freddie Mac conforming loan limit to the same amount for loans originated between July 1, 2007 through December 31, 2008.

        In addition, there continues to be a focus on reform of the regulatory oversight of the housing government-sponsored enterprises including the Federal Home Loan Bank system. The Company is unable to predict whether any of these proposals will be implemented or in what form and what effect any such proposal could have on its business or operating results.

        It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on the Company's business. For further discussion of the regulation of financial services, see "Regulation and Supervision" and Note 20 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions."

        The Company's business and earnings are highly sensitive to general business, economic and market conditions, and continued deterioration in these conditions may adversely affect its business and earnings.

        The Company's business and earnings are highly sensitive to general business and economic conditions. These conditions include the strength of the U.S. economy and the local economies in which the Company conducts business, in particular the strength of national and local job markets, the level of interest rates, the slope of the yield curve, the level of inflation, the value of the U.S. dollar as compared to foreign currencies and fluctuations in the level or the volatility in debt, equity and housing markets. Changes in these conditions may adversely affect the Company's business and earnings. For example, when short-term interest rates rise, there is a lag period until adjustable-rate mortgages reprice. As a result, the Company may experience compression of its net interest margin with a commensurate adverse effect on earnings. Likewise, the Company's earnings could also be adversely affected when a flat or inverted yield curve develops, as this may inhibit its ability to grow its adjustable-rate mortgage portfolio and may also cause margin compression. A prolonged economic downturn could increase the number of customers who become delinquent or default on their loans. A rising interest rate environment could increase the negative amortization of Option ARM loans, which may eventually result in increased delinquencies and defaults. Rising interest rates could also decrease customer demand for loans.

        The Company's business and earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Federal Reserve policies directly and indirectly influence the yield on the Company's interest-earning assets and the cost of its interest-bearing liabilities. Changes in those policies are beyond the Company's control and are difficult to predict.

        The Company may face damage to its professional reputation and business as a result of allegations and negative public opinion as well as pending and threatened litigation.

        Reputational risk, meaning the risk to earnings and capital from negative public opinion, is inherent in Washington Mutual's business. Negative public opinion can result from the actual or perceived manner in which the Company conducts its business activities, which include its sales and trading practices, its loan origination and servicing activities, its retail banking and credit card operations, its management of actual or potential conflicts of interest and ethical issues and its protection of confidential customer information. Negative public opinion can adversely affect the Company's ability to keep and attract customers. The Company cannot assure that it will be successful in avoiding damage to its business from reputational risk.

        The Company is subject to significant competition from banking and nonbanking companies.

        The Company operates in a highly competitive environment and expects competition to continue as financial services companies combine to produce larger companies that are able to offer a wide array of financial products and services at competitive prices with attractive terms. In addition, customer convenience and service capabilities, such as product lines offered and the accessibility of services, are significant competitive factors.

        The Company's most direct competition for loans comes from commercial banks, other savings institutions, investment banking firms, national mortgage companies and other credit card lenders. The Company's most direct competition for deposits comes from commercial banks, other savings institutions and credit unions doing business in the Company's markets. As with all banking organizations, the Company also experiences competition from nonbanking sources, including mutual funds, corporate and government debt securities and other investment alternatives offered within and outside of the Company's primary markets. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that were traditionally offered only by banks. Many of these competitors have fewer regulatory constraints and some have lower cost structures.

        In addition, the Company competes on the basis of transaction execution, innovation and technology. The Company's industry is subject to rapid and significant technological changes. In order to compete in the Company's industry, Washington Mutual must continue to invest in technologies across all of its businesses, including transaction processing, data management, customer interactions and communications and risk management and compliance systems. The Company expects that new technologies will continue to emerge, and these new services and technologies could be superior to or render the Company's technologies obsolete. The Company's future success will depend in part on its ability to continue to develop and adapt to technological changes and evolving industry standards. If the Company is not able to invest successfully in and compete at the leading edge of technological advances across all of its businesses, its revenues and profitability could suffer.

        Each of the factors discussed in the preceding paragraphs can significantly impact the Company's businesses, operations, activities, condition and results in significant ways that are not described in the foregoing discussion and which are beyond the Company's ability to anticipate or control, and could cause actual results to differ materially from the outcomes described in the forward-looking statements.

Financial Statements and Supplementary Data

        For financial statements, see Index to Consolidated Financial Statements on page 97.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Other Information

        None.

PART III

        Items 10, 11, 13 and 14 are incorporated by reference from the Company's definitive proxy statement issued in conjunction with the Company's Annual Meeting of Shareholders to be held April 15, 2008. Certain information regarding the Company's executive officers is set forth in "Business – Executive Officers of the Registrant."

        In response to Item 12, the information set forth in the Company's definitive proxy statement relating to the ownership of common stock by the Company's directors, executive officers and principal stockholders under the headings "Security Ownership of Directors and Executive Officers" and "Principal Holders of Common Stock" is incorporated herein by reference. Equity compensation plans information is disclosed below.

  Equity Compensation Plans Information

        The following table sets forth information regarding the Common Stock that may be issued upon the exercise of options, warrants and other rights granted to employees, directors or consultants under all of the Company's existing equity compensation plans, as of December 31, 2007.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (in dollars)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	37,855,494		$38.84		70,753,568	(2)(3)(4)
Equity compensation plans not approved by security holders	1,587,753	(1)	36.53	(1)	5,016,996	(5)

Total	39,443,247		38.75		75,770,564

(1)
Represents WAMU Shares Stock Option Plans grants approved by the Company's Board of Directors. Does not include stock options that were assumed in connection with the Company's acquisition of certain companies. The assumed options are for the purchase of 4,227,286 shares of Common Stock and have a weighted-average exercise price of $69.43 per share. In the event that any assumed option is not exercised, no further option to purchase shares of Common Stock will be issued in place of such unexercised option.
(2)
Includes 1,202,461 shares of Common Stock remaining available for purchase under the Company's Amended and Restated 2002 Employee Stock Purchase Plan and 68,017,037 shares of Common Stock remaining available for issuance under the 2003 Equity Incentive Plan ("2003 EIP").
(3)
The 2003 EIP provides that each of the Company's nonemployee directors may receive stock grants or awards at the recommendation of the Governance Committee. See Note 21 to the Consolidated Financial Statements – "Stock-Based Compensation Plans and Shareholder Rights Plan."
(4)
Under the Company's 2003 EIP, the Company may grant restricted stock or stock units, including performance shares. See Note 21 to the Consolidated Financial Statements – "Stock-Based Compensation Plans and Shareholder Rights Plan."
(5)
Includes shares of Common Stock cancelled and available for issuance under the WAMU Shares Stock Option Plans.

  Non-Shareholder Approved Plans

  WAMU Shares Stock Option Plans

        From time to time, the Board of Directors approves grants of nonqualified stock options to certain groups of employees. The grants are made pursuant to a series of plans, collectively known as "WAMU Shares." The aggregate number of shares authorized by the Board of Directors for grants under the WAMU Shares plans was 14,511,900. On October 16, 2002, the Board amended the 1999 WAMU Shares and the 2001 WAMU Shares plans to allow grants to a broader group of employees, including management, so that some of the authorized but unissued options could be granted to eligible employees as part of the annual grant in December 2002. Generally, eligible full-time and part-time employees on the award dates were granted options to purchase shares of Washington Mutual common stock. The exercise price for all grants is the fair value of Washington Mutual's common stock on the grant date, and all options vest one to three years after that date and expire five to ten years from the grant date.

PART IV

Exhibits, Financial Statement Schedules

(a)
(1) Financial Statements

See Index to Consolidated Financial Statements on page 97.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

WASHINGTON MUTUAL, INC.
/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 29, 2008.

/s/ KERRY K. KILLINGER Kerry K. Killinger Chairman and Chief Executive Officer; Director (Principal Executive Officer)	/s/ THOMAS W. CASEY Thomas W. Casey Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ANNE V. FARRELL Anne V. Farrell Director	/s/ MELISSA J. BALLENGER Melissa J. Ballenger Senior Vice President and Controller (Principal Accounting Officer)
/s/ STEPHEN E. FRANK Stephen E. Frank Director	/s/ REGINA MONTOYA Regina Montoya Director
/s/ THOMAS C. LEPPERT Thomas C. Leppert Director	/s/ MARY E. PUGH Mary E. Pugh Director
/s/ CHARLES LILLIS Charles Lillis Director	/s/ WILLIAM G. REED, JR. William G. Reed, Jr. Director
/s/ PHILLIP D. MATTHEWS Phillip D. Matthews Director	/s/ ORIN C. SMITH Orin C. Smith Director
/s/ MICHAEL K. MURPHY Michael K. Murphy Director	/s/ JAMES H. STEVER James H. Stever Director
/s/ MARGARET OSMER MCQUADE Margaret Osmer McQuade Director

Financial Statement and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

        The management of Washington Mutual, Inc. and subsidiaries (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets. The Company's internal control structure contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting, including safeguarding of assets as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in "Internal Control Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

        The Company's internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 99.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Washington Mutual, Inc.:

We have audited the internal control over financial reporting of Washington Mutual, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

Seattle, Washington
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Washington Mutual, Inc.:

We have audited the accompanying consolidated statements of financial condition of Washington Mutual, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2008, expressed an unqualified opinion on the Company's internal control over financial reporting.

Seattle, Washington
February 28, 2008

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$1,391	$1,807	$2,394
Loans held in portfolio	15,835	15,533	11,827
Available-for-sale securities	1,455	1,460	998
Trading assets	430	606	469
Other interest and dividend income	378	501	232

Total interest income	19,489	19,907	15,920
Interest Expense
Deposits	6,610	6,263	3,728
Borrowings	4,702	5,523	3,974

Total interest expense	11,312	11,786	7,702

Net interest income	8,177	8,121	8,218
Provision for loan losses	3,107	816	316

Net interest income after provision for loan losses	5,070	7,305	7,902
Noninterest Income
Revenue from sales and servicing of home mortgage loans	944	768	2,017
Revenue from sales and servicing of consumer loans	1,639	1,527	413
Depositor and other retail banking fees	2,893	2,567	2,193
Credit card fees	778	637	139
Securities fees and commissions	260	215	189
Insurance income	116	127	172
Loss on trading assets	(673)	(154)	(257)
Loss on other available-for-sale securities	(319)	(9)	(84)
Other income	404	699	315

Total noninterest income	6,042	6,377	5,097
Noninterest Expense
Compensation and benefits	3,766	3,937	3,701
Occupancy and equipment	1,589	1,711	1,520
Telecommunications and outsourced information services	530	554	449
Depositor and other retail banking losses	262	229	226
Advertising and promotion	445	443	315
Professional fees	233	227	181
Foreclosed asset expense	309	117	75
Goodwill impairment charge	1,775	–	–
Other expense	1,691	1,589	1,153

Total noninterest expense	10,600	8,807	7,620
Minority interest expense	203	105	–

Income from continuing operations before income taxes	309	4,770	5,379
Income taxes	376	1,656	1,985

Income (loss) from continuing operations	(67)	3,114	3,394

(The Consolidated Statements of Income are continued on the next page.)

See Notes to Consolidated Financial Statements.

(Continued from the previous page.)

	Year Ended December 31,
	2007	2006	2005
	(in millions, except per share amounts)
Discontinued Operations
Income from discontinued operations before income taxes	–	42	58
Gain on disposition of discontinued operations	–	667	–
Income taxes	–	265	20

Income from discontinued operations	–	444	38

Net Income (Loss)	$(67)	$3,558	$3,432

Net Income (Loss) Applicable to Common Stockholders	$(98)	$3,550	$3,432

Basic Earnings Per Common Share:
Income (loss) from continuing operations	$(0.11)	$3.27	$3.80
Income from discontinued operations	–	0.47	0.04

Net Income (Loss)	(0.11)	3.74	3.84
Diluted Earnings Per Common Share:
Income (loss) from continuing operations	$(0.12)	$3.18	$3.69
Income from discontinued operations	–	0.46	0.04

Net Income (Loss)	(0.12)	3.64	3.73
Dividends declared per common share	2.21	2.06	1.90
Basic weighted average number of common shares outstanding (in thousands)	864,004	948,371	894,434
Diluted weighted average number of common shares outstanding (in thousands)	866,183	975,406	919,238

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2007	2006
	(dollars in millions)
Assets
Cash and cash equivalents	$9,560	$6,948
Federal funds sold and securities purchased under agreements to resell	1,877	3,743
Trading assets (including securities pledged of $388 and $1,868)	2,768	4,434
Available-for-sale securities, total amortized cost of $27,789 and $25,073:
Mortgage-backed securities (including securities pledged of $1,221 and $3,864)	19,249	18,601
Investment securities (including securities pledged of $3,078 and $3,481)	8,291	6,377

Total available-for-sale securities	27,540	24,978
Loans held for sale	5,403	44,970
Loans held in portfolio	244,386	224,960
Allowance for loan losses	(2,571)	(1,630)

Loans held in portfolio, net	241,815	223,330
Investment in Federal Home Loan Banks	3,351	2,705
Mortgage servicing rights	6,278	6,193
Goodwill	7,287	9,050
Other assets	22,034	19,937

Total assets	$327,913	$346,288

Liabilities
Deposits:
Noninterest-bearing deposits	$30,389	$33,386
Interest-bearing deposits	151,537	180,570

Total deposits	181,926	213,956
Federal funds purchased and commercial paper	2,003	4,778
Securities sold under agreements to repurchase	4,148	11,953
Advances from Federal Home Loan Banks	63,852	44,297
Other borrowings	38,958	32,852
Other liabilities	8,523	9,035
Minority interests	3,919	2,448

Total liabilities	303,329	319,319
Stockholders' Equity
Preferred stock	3,392	492
Common stock, no par value: 1,600,000,000 shares authorized, 869,036,088 and 944,478,961 shares issued and outstanding	–	–
Capital surplus – common stock	2,630	5,825
Accumulated other comprehensive loss	(359)	(287)
Retained earnings	18,921	20,939

Total stockholders' equity	24,584	26,969

Total liabilities and stockholders' equity	$327,913	$346,288

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Number of Common Shares	Preferred Stock	Capital Surplus-Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2004	874.3	$–	$3,350	$(76)	$17,615	$20,889
Comprehensive income:
Net income – 2005	–	–	–	–	3,432	3,432
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the year, net of reclassification adjustments	–	–	–	(198)	–	(198)
Net unrealized gain from cash flow hedging instruments	–	–	–	40	–	40
Minimum pension liability adjustment	–	–	–	(1)	–	(1)

Total comprehensive income						3,273
Cash dividends declared on common stock	–	–	–	–	(1,709)	(1,709)
Common stock repurchased and retired	(23.8)	–	(921)	–	–	(921)
Common stock issued for acquisition	127.0	–	5,030	–	–	5,030
Fair value of Providian stock options	–	–	140	–	–	140
Common stock issued	16.4	–	577	–	–	577

BALANCE, December 31, 2005	993.9	–	8,176	(235)	19,338	27,279
Cumulative effect from the adoption of Statement No. 156, net of income taxes	–	–	–	6	29	35

Adjusted balance	993.9	–	8,176	(229)	19,367	27,314
Comprehensive income:
Net income – 2006	–	–	–	–	3,558	3,558
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the year, net of reclassification adjustments	–	–	–	17	–	17
Net unrealized gain from cash flow hedging instruments	–	–	–	83	–	83
Minimum pension liability adjustment	–	–	–	(1)	–	(1)

Total comprehensive income						3,657
Cumulative effect from the adoption of Statement No. 158, net of income taxes	–	–	–	(157)	–	(157)
Cash dividends declared on common stock	–	–	–	–	(1,978)	(1,978)
Cash dividends declared on preferred stock	–	–	–	–	(8)	(8)
Common stock repurchased and retired	(67.4)	–	(3,039)	–	–	(3,039)
Common stock issued	18.0	–	688	–	–	688
Preferred stock, Series K, issued	–	492	–	–	–	492

BALANCE, December 31, 2006	944.5	492	5,825	(287)	20,939	26,969
Cumulative effect from the adoption of FASB Interpretation No. 48	–	–	–	–	(6)	(6)

Adjusted balance	944.5	492	5,825	(287)	20,933	26,963
Comprehensive income:
Net loss – 2007	–	–	–	–	(67)	(67)
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the year, net of reclassification adjustments	–	–	–	(100)	–	(100)
Net unrealized gain from cash flow hedging instruments	–	–	–	43	–	43
Amortization and deferral of gains, losses and prior service costs from defined benefit plans	–	–	–	(15)	–	(15)

Total comprehensive loss						(139)
Cash dividends declared on common stock	–	–	–	–	(1,929)	(1,929)
Cash dividends declared on preferred stock	–	–	–	–	(31)	(31)
Cash dividends returned(1)	–	–	–	–	15	15
Common stock repurchased and retired	(82.1)	–	(3,497)	–	–	(3,497)
Common stock issued	6.6	–	302	–	–	302
Preferred stock, Series R, issued	–	2,900	–	–	–	2,900

BALANCE, December 31, 2007	869.0	$3,392	$2,630	$(359)	$18,921	$24,584

(1)
Represents accumulated dividends on shares returned from escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$(67)	$3,558	$3,432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,107	816	316
Gain from home mortgage loans	(52)	(622)	(807)
Gain from credit card loans	(533)	(279)	(103)
Loss on available-for-sale securities	319	5	41
Gain on disposition of discontinued operations, net of tax	–	(415)	–
Depreciation and amortization	504	827	2,656
Goodwill impairment charge	1,775	–	–
Change in fair value of MSR	1,536	1,364	–
Provision for mortgage servicing rights reversal	–	–	(943)
Stock dividends from Federal Home Loan Banks	(89)	(164)	(146)
Capitalized interest income from option adjustable-rate mortgages	(1,418)	(1,068)	(292)
Origination and purchases of loans held for sale, net of principal payments	(77,381)	(125,204)	(165,424)
Proceeds from sales of loans originated and held for sale	78,930	122,977	166,997
Net decrease (increase) in trading assets	2,761	7,226	(3,227)
Increase in other assets	(1,281)	(2,821)	(4,160)
(Decrease) increase in other liabilities	(414)	1,069	3,449

Net cash provided by operating activities	7,697	7,269	1,789
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(13,494)	(15,578)	(22,501)
Proceeds from sales of available-for-sale securities	8,586	14,002	16,148
Principal payments and maturities on available-for-sale securities	2,341	2,964	3,678
Purchases of Federal Home Loan Bank stock	(1,789)	–	(163)
Redemption of Federal Home Loan Bank stock	1,232	1,803	111
Proceeds from sale of mortgage servicing rights	–	2,526	–
Origination and purchases of loans held in portfolio, net of principal payments	(9,485)	(12,265)	(10,407)
Proceeds from sales of loans	22,548	8,501	940
Proceeds from sales of foreclosed assets	744	489	413
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	1,866	(1,602)	(1,718)
Net cash used for acquisitions	–	(943)	(536)
Purchases of premises and equipment, net	(321)	(441)	(607)
Proceeds from sale of discontinued operations, net of tax	–	712	–

Net cash provided (used) by investing activities	12,228	168	(14,642)

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Continued from the previous page.)

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Cash Flows from Financing Activities
(Decrease) increase in deposits	$(32,030)	$18,005	$10,911
Decrease in short-term borrowings	(1,442)	(3,924)	(1,156)
Proceeds from long-term borrowings	14,831	31,298	18,782
Repayments of long-term borrowings	(17,388)	(24,052)	(10,397)
Proceeds from advances from Federal Home Loan Banks	82,285	41,174	71,701
Repayments of advances from Federal Home Loan Banks	(62,735)	(67,538)	(73,000)
Proceeds from issuance of preferred securities by subsidiary	1,471	2,449	–
Proceeds from issuance of preferred stock	2,900	492	–
Cash dividends paid on preferred and common stock	(1,960)	(1,986)	(1,709)
Cash dividends returned	15	–	–
Repurchase of common stock	(3,497)	(3,039)	(921)
Other	237	418	401

Net cash (used) provided by financing activities	(17,313)	(6,703)	14,612

Increase in cash and cash equivalents	2,612	734	1,759
Cash and cash equivalents, beginning of year	6,948	6,214	4,455

Cash and cash equivalents, end of year	$9,560	$6,948	$6,214

Noncash Activities
Loans exchanged for mortgage-backed securities	$821	$2,839	$1,366
Real estate acquired through foreclosure	1,259	696	429
Loans transferred from held for sale to held in portfolio	20,203	4,418	8,690
Loans transferred from held in portfolio to held for sale	5,524	22,516	3,023
Mortgage-backed securities transferred from available-for-sale to trading	–	858	–
Common stock issued for acquisition	–	–	5,030
Cash Paid During the Year For
Interest on deposits	$6,962	$5,780	$3,555
Interest on borrowings	4,612	5,567	3,668
Income taxes	1,485	2,189	1,586

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

  Basis of Presentation

        Washington Mutual, Inc. (together with its subsidiaries, "Washington Mutual," the "Company," "we," "us" or "our") is a consumer and small business banking company. We accept deposits from the general public, originate, purchase, service and sell home loans, credit card, home equity, multi-family and other commercial real estate loans, and to a lesser extent, engage in certain commercial banking activities such as providing credit facilities and cash management and deposit services. We lend to prime and subprime borrowers. We also market annuities and other insurance products, and offer securities brokerage services. In 2006, we sold our mutual fund management business.

        The Consolidated Financial Statements include the accounts of Washington Mutual, Inc. and its majority-owned subsidiaries as well as those entities that are considered to be variable interest entities ("VIEs") in which we are the primary beneficiary. Investments in unconsolidated entities where we have the ability to exercise significant influence over the operations of the investee (which generally occurs when we hold at least 20% of the investee's voting common stock) are accounted for using the equity method of accounting. This includes interests in VIEs where we are not the primary beneficiary. Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated entities are included in other assets and our share of income or loss is recorded in other noninterest income.

        Our financial reporting and accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP"), which includes certain practices of the banking industry. All significant intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

  Reclassifications

        Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

        In particular, during 2006 we reclassified prepayment fees from noninterest income to interest income. The amounts reclassified totaled $332 million for the year ended December 31, 2005.

        Additionally, during 2006, we reclassified our allocable share of operating losses in low income housing partnerships from noninterest expense to other income. Operating losses reclassified totaled $48 million for the year ended December 31, 2005.

        In 2007, certain securities were reclassified from Available-for-sale securities – Investment securities to Available-for-sale securities – Mortgage-backed securities. The amount of such securities reclassified totaled $538 million at December 31, 2006.

  Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in certain areas, including valuing certain financial instruments and other assets, the determination of the allowance for loan losses and contingent risk liabilities, the determination of other-than-temporary

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment losses on available-for-sale securities and derivatives and hedge accounting. Actual results could differ from those estimates.

  Fair Value of Certain Financial Instruments

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Generally, for assets that are reported at fair value, the Company uses quoted market prices or internal valuation models to estimate their fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, market volatilities and pricing spreads, utilizing market-based inputs where readily available. The degree of management judgment involved in estimating the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data, little judgment is necessary when estimating the instrument's fair value. When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation.

        Beginning in the third quarter of 2007, deteriorating credit conditions caused significant disruptions in the secondary mortgage market. Credit quality concerns prompted market participants to avoid purchasing mortgage investment products backed by nonconforming loan collateral. As market activity slowed, the availability of observable market prices was reduced. Accordingly, in the estimation of fair value during the latter half of 2007, there was less market data available for use by management in the judgments applied to key valuation inputs, such as discount rates.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, amounts due from banks, U.S. Treasury bills, overnight investments and commercial paper with maturities, when purchased, of three months or less.

        The Federal Reserve Board requires the Company's bank subsidiaries to maintain cash reserves with the Federal Reserve Bank of San Francisco. The Company's bank subsidiaries reserve requirement for the years ended December 31, 2007 and 2006 was approximately $445 million and $475 million.

  Trading Assets

        Securities classified as trading assets include U.S. government agency obligations and certain retained interests and other financial assets arising from our securitization activities. Trading assets are acquired principally through credit card and mortgage loan securitizations. Trading assets are carried at fair value, and realized and unrealized gains and losses are recorded as trading assets income (loss) within noninterest income.

  Securities

        Currently, we do not classify any securities as held to maturity. Securities not classified as trading are considered to be available-for-sale and are reported at their fair value. Unrealized gains and losses are calculated using the specific identification method, and reported, net of applicable taxes, as a component of accumulated other comprehensive income unless impairment loss is recognized in cases of other-than-temporary impairment. Realized gains and losses on the sale of these securities are determined using the specific identification method and are recorded in noninterest income.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Generally, interest income on investments in securities is recognized using the interest method. Purchase premiums, discounts and other basis adjustments are amortized into interest income over the life of the security. We use contractual payment terms to determine the constant yield needed to apply the interest method. For certain investments, interest income is recognized using a prospective interest method in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. We update our estimates of expected cash flows periodically and recognize changes in calculated effective yields as appropriate.

        We monitor securities in our available-for-sale investment portfolio for other-than-temporary impairment. Other-than-temporary impairment losses are recognized in noninterest income with a corresponding reduction in the carrying value of the investment. Impairment may result from credit deterioration of the issuer or collateral, from changes in market rates relative to the interest rate of the instrument, or changes in prepayment speeds. We consider many factors in determining whether the impairment is other than temporary, including but not limited to adverse changes in expected cash flows, the length of time the security has had a market value less than the cost basis, the severity of the unrealized loss, our intent and ability to hold the security for a period of time sufficient for a recovery in value and issuer-specific factors such as the issuer's financial condition, external credit ratings and general market conditions. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions in interpreting relevant market data. Other-than-temporary valuation losses on available-for-sale securities are reported in the Consolidated Statements of Income under the noninterest income caption "Loss on other available-for-sale securities."

  Loans Held for Sale

        Loans that we intend to sell or securitize are classified as held for sale and are accounted for at the lower of cost or fair value. The fair value of loans classified as held for sale is generally based on observable market prices of securities that have loan collateral or interests in loans that are similar to the held for sale loans or whole loan sale prices if formally committed. If market prices are not readily available, fair value is based on discounted cash flow models, which considers expected prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans' interest rates. We do not amortize basis adjustments including deferred loan origination costs, fees, discounts and premiums on loans held for sale. Loans previously classified as held in portfolio are transferred to held for sale at the lower of cost or fair value when the Company no longer has the intent and ability to hold such loans for the foreseeable future or until maturity. Loans reclassified to held for sale are transferred net of the portion of the allowance for loan losses that is attributable to those loans, with a corresponding reduction in the allowance for loan losses. For credit card loans, the amount classified as held for sale is estimated based on expected future sales activity reflecting anticipated securitizations or portfolio sales of whole loans.

        We may use derivative contracts to manage interest rate risk associated with loans held for sale. For those loans that qualify for fair value hedge accounting under Financial Accounting Standards Board ("FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("Statement No. 133"), changes in the fair value of the loans are recognized in earnings in the period of change together with the offsetting change in fair value related to the hedging derivative.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Loans Held in Portfolio

        Loans, which the Company has the intent and ability to hold for the foreseeable future or until maturity, are classified as held in portfolio. The foreseeable future is a management judgment which is determined based upon the type of loan, business strategies of the Company, current market conditions, balance sheet management and liquidity needs. Management's view of the foreseeable future may change based on changes in these conditions.

        Loans held in portfolio are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts received or premiums paid on purchased loans. Deferred costs or fees as well as discounts and premiums are amortized over the contractual term of the loan, adjusted for actual prepayments, using the interest method, except credit card loans which are amortized using the straight line method over one year. We use contractual payment terms to determine the constant yield needed to apply the interest method. Loans previously classified as held for sale are transferred to held in portfolio if the Company establishes the intent and ability to hold such loans for the foreseeable future or until maturity. Loans reclassified to held in portfolio are transferred at the lower of cost or fair value and that amount becomes their carrying amount.

  Allowance for Loan Losses

        The allowance for loan losses represents management's estimate of incurred credit losses inherent in the Company's loan portfolio as of the balance sheet date. The estimate of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of borrowers, adverse situations that have occurred that may affect a borrower's ability to meet his financial obligations, the estimated value of underlying collateral, general economic conditions, and the impact that changes in interest rates and employment conditions have on a borrower's ability to repay adjustable-rate loans.

        The Company separately evaluates the impairment of the homogeneous and non-homogeneous loan portfolios. The homogeneous portfolio, comprising substantially all loans held in portfolio, is evaluated for collective impairment and consists predominantly of home loans, home equity loans and lines of credit, credit card loans and most commercial business, commercial real estate and multi-family loans. Certain home mortgage loans whose terms have been modified through debt restructurings and non-homogeneous loans are evaluated for individual impairment. In 2005, the Company defined non-homogeneous loans as commercial business, commercial real estate and multi-family loans with a current balance in excess of $1 million or loans with a current balance less than $1 million and highly risk rated. Beginning in 2006, the Company defined non-homogeneous loans as certain commercial business, commercial real estate and multi-family loans with an unpaid principal balance in excess of $3 million.

        The Company accounts for the allowance for loan losses on its portfolio of homogeneous loans in accordance with FASB Statement No. 5, Accounting for Contingencies ("Statement No. 5"), recording an allowance when (a) available information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated.

        The Company allocates a portion of the allowance to the homogeneous loan portfolios and estimates this allocated portion based on analyses of pools of loans with similar credit risk attributes. The Company also estimates an unallocated portion of the allowance that reflects management's assessment of various risk factors that are not fully captured by the statistical estimation techniques used to determine the allocated component of the allowance. However, both the allocated component and the portion that remains unallocated are available to absorb credit losses inherent in the homogeneous loan portfolio as of the balance sheet date.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Statistical estimation techniques are used to determine the allocated allowance for homogeneous loans. Statistical estimation techniques assess default and loss outcomes based on an evaluation of past performance of similar pools of loans in our portfolio, and other factors affecting default and loss factors, as well as industry historical loan loss data. Loss estimation techniques used in statistical models are supplemented by qualitative information to assist in estimating the allocated allowance. When housing prices are volatile, lags in data collection and reporting increase the likelihood of adjustments being made to the allowance. More current data evidencing conditions in the housing market are obtained from analyzing data from the National Association of Realtors on median sales and on housing inventory levels.

        The unallocated component of the allowance reflects management's evaluation of conditions that are not fully captured in determining the allocated allowance for homogeneous loans. The weighting system used in estimating the appropriateness of the unallocated allowance reflects the relative significance of the following factors that are routinely and regularly reviewed: national and local economic trends and conditions (such as gross domestic product and unemployment trends); market conditions (such as changes in housing prices); industry and borrower concentrations within portfolio segments (including concentrations by metropolitan statistical area); recent loan portfolio performance (such as changes in the levels and trends in delinquencies and impaired loans); trends in loan growth (including the velocity of change in loan growth); changes in underwriting criteria; and the regulatory and public policy environment.

        In determining the allowance for loans evaluated for individual impairment and deemed to be impaired, the Company applies the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan ("Statement No. 114"). Impairment of restructured home loans is measured by aggregating loans with common risk characteristics and calculating the present value of expected future cash flows using historical statistics such as average recovery period and average recovery amount, along with a composite effective interest rate. Impairment on non-homogeneous loans is measured principally using the fair value of the underlying collateral, since such loans are generally collateral dependent. In estimating the fair value of collateral, the Company evaluates various factors, such as occupancy and rental rates in the relevant real estate markets and their effect on the value of the collateral.

        When available information confirms that specific loans or portions thereof are uncollectible, those amounts are charged off against the allowance for loan losses. The existence of some or all of the following conditions will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability to bring the loan current; the borrower has insufficient assets to repay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no prospect for improvement. When home loans and home equity loans and lines of credit become 180 days past due, the portion of the loan balance in excess of the fair value of the underlying collateral (less estimated cost to sell) is charged off against the allowance for loan losses. Credit card loans are charged-off when they are determined to be uncollectible or by the end of the month in which the account becomes 180 days past due.

  Nonaccrual Loans

        When a loan is placed on nonaccrual status, all interest accrued, but not collected, is reversed. Home loans are placed on nonaccrual status when they are 90 days past due. Home loans are returned to accrual status when the borrower brings the loan to less than 30 days past due. Home loans as well as home equity loans and lines of credit, are generally written down to the fair value of the underlying collateral (less estimated costs to sell) when those loans are 180 days past due.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Home loans whose terms have been modified in troubled debt restructurings are placed on nonaccrual status, until the Company determines that future collection of principal and interest is reasonably assured, which generally requires the borrower to demonstrate a period of performance according to the restructured terms.

        Credit card loans are charged-off when they are determined to be uncollectible or by the end of the month in which the account becomes 180 days past due. When it is considered probable that interest and fees accrued during the delinquency period are not collectible, a reserve for uncollectible interest is established. This reserve is recorded as a separate liability and changes to these reserves are recorded in interest income and noninterest income. For loans which the customer has remitted three timely payments for at least the minimum payment amount, or has remitted one or two payments that are equivalent to at least three minimum payments, the aging of the loan is returned to current status.

        Loans in non-homogenous portfolios, such as commercial real estate loans and multi-family loans, are placed on nonaccrual status when the loans are 90 days past due, or earlier when payment in full of principal or interest is not expected. Loans in the non-homogenous portfolio are returned to accrual status when, in management's opinion, expected cash payments are sufficient to repay both principal and interest due.

        When the Company places a loan on nonaccrual status, we reverse the accrued interest against interest income and account for the loan on the cash or cost recovery method, until it qualifies for return to accrual status.

  Loan Modifications

        From time to time, as part of the Company's loss mitigation process, we may agree to modify the contractual terms of a borrower's loan. We have developed loan modification programs that are designed to help borrowers refinance ARM loans prior to rate reset. In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). We may consider the borrower's payment status and history, borrower's ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset and other relevant factors in determining whether a borrower is experiencing financial difficulty. A borrower who is current may be deemed to be experiencing financial difficulty in instances where the evidence suggests an inability to pay based on the original terms of the loan after the interest rate reset, and thus, default is "reasonably foreseeable" in absence of a modification. We evaluate whether the modification represents a concession we would not otherwise consider, such as a lower interest rate than what a new borrower of similar credit risk would be offered. A loan modified in a troubled debt restructuring, including a loan that was current at the time of modification, is placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires the borrower to demonstrate a period of performance according to the restructured terms. TDR loans are evaluated for impairment in accordance with Statement No. 114.

  Foreclosed Assets

        Foreclosed assets are accounted for at the lower of cost or fair value (less estimated costs to sell). Legal fees and other direct costs of foreclosure are expensed as incurred. The amount we ultimately recover from foreclosed assets may differ substantially from the net carrying value of these assets because of future market factors beyond our control or because of changes in our strategy for sale of the properties.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Investment in Federal Home Loan Banks

        Our investment in the stock of the Federal Home Loans Banks ("FHLBs") is carried at cost since they are restricted securities. Periodically and as conditions warrant, we review our investment in FHLB stock for impairment and adjust the carrying value of the investment if it is determined to be impaired.

  Derivatives and Hedging Activities

        A derivative is a financial instrument with little or no initial net investment relative to its notional amount and whose value is based upon an underlying asset, index, reference rate or other variable, and is subject to net settlement terms. A derivative may be a privately negotiated contractual agreement that can be customized to meet specific needs, including certain commitments to purchase and sell mortgage loans, mortgage-related securities and debt securities, or it may be a standardized contract executed through organized exchanges. All derivatives are reported at their fair value in the Consolidated Statements of Financial Condition.

        We enter into derivative contracts to manage the various risks associated with certain assets, liabilities, or probable forecasted transactions. When we enter into a derivative contract, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (a "cash flow" hedge); or (3) held for other risk management purposes ("economic hedge").

        In a fair value hedge, changes in the fair value of the hedging derivative are recognized in earnings and offset by recognizing changes in the fair value of the hedged item attributable to the risk being hedged. Consequently, the changes in fair value that are not offset as a result of hedge ineffectiveness are reflected in earnings.

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

        When applying fair value or cash flow hedging accounting as prescribed by Statement No. 133, we either use standard statistical methods of regression or the dollar-offset method to determine if the results of the changes in value of the hedging derivative and the hedged item meet the Statement No. 133 criteria for a highly effective hedge accounting relationship. For certain types of hedge relationships meeting specific criteria, Statement No. 133's "shortcut" method allows for an assumption of no hedge ineffectiveness. Our use of the shortcut method is limited to interest rate swaps that hedge certain borrowings and available-for-sale securities.

        We formally document the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy before initiating a hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated in a hedge relationship. For hedging relationships in which effectiveness is measured using standard statistical methods of regression, the

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

correlations between the hedging instruments and hedged items are assessed at inception of the hedge and on an ongoing basis, which includes determining whether the hedging derivative is expected to be highly effective in offsetting changes in fair value or cash flows of the hedged items attributable to the risk being hedged.

        We discontinue hedge accounting when (1) we determine that the derivative is no longer expected to be highly effective in offsetting changes in the fair value or cash flows of the designated hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated from the hedge relationship; or (4) it is no longer probable that a hedged forecasted transaction will occur by the end of the originally specified time period.

        If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and therefore hedge accounting is discontinued, the derivative (if retained) will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

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

        We occasionally enter into contracts that contain an embedded derivative instrument. At inception of the contract, we determine whether the embedded derivative instrument is required to be accounted for separately from its host contract. As of December 31, 2007, 2006 and 2005, our embedded derivatives were considered clearly and closely related to their host contracts and therefore were not required to be separately accounted for from their host contracts.

        We enter into commitments to originate loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). We also enter into commitments to purchase mortgage loans (purchase commitments). Both rate lock and purchase commitments on mortgage loans that are intended to be sold are derivatives. In addition, purchase commitments for mortgage loans that will be held for investment purposes are also derivatives. Those derivatives are recorded at fair value in other assets or other liabilities in the Consolidated Statements of Financial Condition, with changes in fair value recorded in revenue from sales and servicing of home mortgage loans in the Consolidated Statements of Income. The amount of the expected servicing rights is not included when determining the fair value of interest rate lock commitments that are derivatives. However, for derivative loan commitments issued or modified on or after January 1, 2008, the amount of expected servicing rights will be included when determining their fair value, in accordance with Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings ("SAB 109"). Both rate lock and purchase commitments expose us to interest rate risk. We economically hedge that risk by using various types of derivative contracts. The changes in fair value of these contracts are reported in revenue from sales and servicing of home mortgage loans.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Transfers and Servicing of Financial Assets

        We sell home loans, credit card loans, multi-family loans and commercial mortgage loans in either whole loan or securitized form. FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("Statement No. 140"), provides specific criteria for determining whether legal and effective control over the transferred assets has been surrendered. To the extent the sale requirements are met, the transferred assets are removed from our balance sheet, placed in an off-balance sheet qualifying special purpose entity ("QSPE"), as applicable, and any gain or loss on sale is recognized through noninterest income.

        QSPEs must meet a series of requirements at the inception of the transaction and on an ongoing basis. These requirements are designed to ensure that the activities of the entity are essentially predetermined at the inception of the QSPE, as specified in the legal documents which created it, and that the Company cannot exercise control over the QSPE and the assets therein. In its fiduciary duty as servicer of assets in the QSPEs, the Company is permitted to modify certain loans that are neither delinquent or in default so long as such actions are significantly limited and compliant with the legal documents that established the QSPE, default is reasonably foreseeable and the modification would meet the conditions that constitute a TDR in accordance with GAAP.

        When we sell or securitize mortgage loans, we generally retain the right to service the loans. We record a mortgage servicing right ("MSR") when the expected future cash flows from servicing are projected to be more than adequate compensation for such services. Adequate compensation is where the benefits of servicing would fairly compensate a substitute servicer should one be required, including a profit margin that would be demanded in the marketplace. The projected cash flows that exceed this adequate compensation level are recorded as an MSR asset. We have determined the contractual servicing fee for credit card loans represents adequate compensation and therefore no servicing asset or liability in connection with the securitization of these loans is recognized.

        Effective January 1, 2006, we early adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 ("Statement No. 156"). Statement No. 156 requires that servicing rights resulting from the sale or securitization of loans be initially recognized at fair value at the date of transfer, and permits a class-by-class election between fair value and the lower of amortized cost or fair value for subsequent measurement of MSR classes. Upon adoption, we recognized all MSR assets at fair value, and have elected to subsequently account for all MSR assets at fair value, which is the preferable measurement attribute under Statement No. 156. We have one MSR servicing class, as determined by the availability of market inputs used to measure the fair value of mortgage servicing assets and the treatment of the MSR as one aggregate pool for risk management purposes.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        While we generally sell loans without credit recourse, either in the form of securities or whole loans, we generally make certain representations and warranties to the buyer of those assets, which can include early or first payment default protection. In the event of a breach of such representations and warranties, we may be required to either repurchase the subject loans or indemnify the investor or insurer. During the warranty period, we bear the risk of any loss on the loans. These representation and warranty obligations are recorded at fair value on the balance sheet at the date of transfer.

        On December 6, 2007 the American Securitization Forum ("ASF") issued the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans (the "ASF Framework") to enable residential mortgage loan servicers to streamline their loss avoidance and loan modification practices.

        The parameters of the ASF Framework were designed by the ASF to improve administrative efficiency while maximizing cash flows to the QSPEs to which residential mortgage loans were transferred upon securitization by identifying the following subprime borrower segment categories: borrowers that can refinance into readily available mortgage industry products ("Segment 1"); borrowers that have demonstrated the ability to pay their introductory rates, are unable to refinance, and are unable to afford their reset rates ("Segment 2"); and borrowers that require in-depth, case-by-case analysis due to loan histories that demonstrated difficulties in making timely, introductory rate payments ("Segment 3"). Consistent with its objectives, the ASF Framework was designed to fast-track loan modifications for Segment 2 borrowers, in which default is considered to be reasonably foreseeable. Under the ASF Framework, fast-track loan modifications would be available to Segment 2 borrowers with first-lien residential mortgage loans that: (1) have an initial fixed interest rate period of 36 months or less; (2) are included in securitized pools; (3) were originated between January 1, 2005 and July 31, 2007; and (4) have an initial interest rate reset date between January 1, 2008 and July 31, 2010. To be eligible for a fast-track loan modification under the ASF Framework, Segment 2 borrowers would also have to occupy the property as their primary residence and meet a specific FICO test which is based on their current FICO score, and the servicer must ascertain that the upcoming loan rate reset will result in an increase in the loan payment amount by more than 10%.

        On January 8, 2008, the Securities and Exchange Commission's (the "SEC") Office of the Chief Accountant (the "OCA") issued a letter (the "OCA Letter") addressing accounting issues that may be raised by the ASF Framework. Specifically, the OCA Letter expressed the view that if a subprime loan made to a Segment 2 borrower is modified in accordance with the ASF Framework and that loan could be legally modified, the OCA does not object to continued status of the transferee as a QSPE under Statement No. 140. As of December 31, 2007, the Company had not yet applied the loss mitigation approaches outlined in the ASF Framework.

  Costs associated with exit or disposal activities

        From time to time, we may incur costs associated with employee termination or relocation benefits, the closure or relocation of facilities, and the termination of contracts. We provide separation benefits to involuntarily terminated employees under a normal ongoing severance plan. Involuntary termination costs are recognized when they are probable and can be reasonably estimated. We recognize the liability for employee relocation costs in the period in which they are incurred.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We also review owned buildings, leasehold improvements and equipment for impairment. When our review results in a change in the estimated useful life of an asset, we prospectively recognize the change as an adjustment to depreciation expense.

  Premises and Equipment

        Building, leasehold improvements and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. The estimated useful life of newly constructed buildings is 40 years. The lives of improvements to existing buildings are based on the remaining life of the original building. The estimated useful life for equipment is 3-10 years. Leasehold improvements are amortized over the shorter of their useful lives or lease terms considering options to extend that are reasonably assured. We review owned buildings, leasehold improvements and equipment for impairment whenever events or changes in circumstances in the business activities related to these assets indicate that such activities may not generate enough income to recover the asset's carrying value. Impairment is measured as the amount by which an asset's carrying value exceeds its fair value. When our review results in a change in the estimated useful life of an asset, we prospectively recognize the change as an adjustment to depreciation expense.

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of tangible and specifically identifiable intangible net assets acquired in business combinations. Other intangible assets include purchased credit card relationships, core deposit and other finite-life intangible assets; these assets are amortized over their estimated useful lives ranging from 2-10 years. Goodwill is not amortized, but instead is tested for impairment at least annually in the third quarter, and more frequently if certain circumstances indicate that impairment may have occurred. Impairment testing is also performed periodically on amortizable intangible assets. Other intangible assets are classified as other assets in the Consolidated Statements of Financial Condition.

  Securities Sold Under Agreements to Repurchase

        Certain securities that are sold in exchange for cash are subject to an obligation to repurchase the same or similar securities ("repurchase agreements"). Under these arrangements, we transfer the securities but still retain effective control through an agreement that both entitles and obligates us to repurchase them. As a result, repurchase agreements are accounted for as collateralized financing arrangements. The repurchase obligations are reflected as a liability in the Consolidated Statements of Financial Condition while the securities remain in the respective asset accounts.

  Guarantees

        We make guarantees in the normal course of business in connection with our sales of certain loans and certain securitized financial assets, issuance of standby letters of credit and relationship as a member of Visa Inc., among other transactions. We account for these guarantees in accordance with either Statement No. 5 or, when appropriate, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 generally requires the use of fair value for the initial measurement of guarantees, but does not prescribe a subsequent measurement method. For subsequent measurement of guarantees for which the performance obligation declines over time, we generally amortize the carrying amount of the guarantee ratably over the period that the guarantee applies and at each reporting date we evaluate the recognition of a loss contingency under Statement No. 5. The loss contingency is measured as the

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

probable and reasonably estimable amount, if any, that exceeds the amortized value of the remaining guarantee.

  Preferred Stock

        We issue preferred stock as part of our capital structure. Preferred stock ranks senior to common shares with respect to the dividend and has preference in the event of liquidation. Preferred stock is reported in stockholders' equity unless it is mandatorily redeemable or it embodies an unconditional obligation that the Company must or may settle in shares and whose monetary value at inception is based solely or predominantly on any of the following: (1) a fixed amount known at inception, (2) variations in something other than the fair value of the Company's equity shares, or (3) variations inversely related to changes in the fair value of the Company's equity shares as prescribed in FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Dividends declared on preferred stock are accounted for as a reduction in the retained earnings.

        Features embedded in the terms of preferred stock with derivative characteristics such as options to convert into the Company's common shares are evaluated under Statement No. 133. Features that qualify as derivatives but are indexed to the Company's equity shares are not accounted for separately. In addition, we evaluate the terms of the conversion to determine if such an option is in-the-money to the preferred stockholder at the commitment date or becomes beneficial if certain future events occur ("beneficial conversion") as prescribed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. If a beneficial conversion feature is present in convertible preferred stock, it is recognized as a return to the preferred stockholder and an increase in additional paid-in capital. If a contingent beneficial conversion feature is present in convertible preferred stock, we do not recognize the intrinsic value of it until the triggering events for such beneficial conversion occur.

  Accelerated Share Repurchase

        From time to time, we engage in accelerated share repurchase ("ASR") transactions. An ASR is a combination of transactions that permits us to purchase a targeted number of shares immediately with the final purchase price of those shares determined by their average market price over a fixed measurement period. An ASR is intended to combine the immediate share retirement benefits of a tender offer with the market impact and pricing benefits of a daily open market stock repurchase program.

        ASRs are accounted for as two separate transactions: (a) as shares of common stock that are immediately removed from stockholders' equity when the ASR is initiated, and (b) as a forward contract indexed to our common stock, which subjects the ASR to future price adjustments during the contractually-specified time period between the initiation and the final settlement date. As prescribed by EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, forward contracts that qualify as equity instruments are initially measured at fair value. Subsequent changes in fair value are recorded at the final settlement date as an adjustment to capital surplus if cash settled.

        At their initiation, ASR transactions reduce the outstanding shares used in the calculation of weighted average common shares outstanding. An ASR contract that may be settled in our common stock or in cash, at our election, is presumed to be settled in common stock and the resulting potential common shares are considered in the computation of diluted earnings per share.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Stock-Based Compensation

        Effective January 1, 2003 and in accordance with the transitional guidance of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure ("Statement No. 148"), we elected to prospectively apply the fair value method of accounting for stock-based awards granted after December 31, 2002. Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment ("Statement No. 123R"), using the modified prospective application transition method. Since we had already adopted Statement No. 148 and substantially all stock-based awards granted prior to its adoption were fully vested at December 31, 2005, Statement No. 123R did not have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition. Prior to our adoption of Statement No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows in the Consolidated Statements of Cash Flows. Statement No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

        Had compensation cost for our stock-based compensation plans been determined using the fair value method consistent with Statement No. 123R for all periods presented, our net income applicable to common stockholders and net income per common share would have been reduced to the pro forma amounts indicated below:

December 31, 2005
(dollars in millions, except per share amounts)
Net income applicable to common stockholders	$3,432
Add back: Stock-based employee compensation expense included in reported net income, net of related tax effects	99
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(123)

Pro forma net income applicable to common stockholders	$3,408

Net income per common share:
Basic:
As reported	$3.84
Pro forma	3.81
Diluted:
As reported	3.73
Pro forma	3.71

  Income Taxes

        Income taxes are accounted for using the asset and liability method. Under this method, income tax expense is comprised of the current and deferred tax provisions for the year. The current tax provision represents amounts that are payable to taxing authorities based on current year taxable income. The deferred tax provision reflects changes in deferred tax assets and liabilities during the year as a result of current year operations. Deferred tax assets and liabilities are determined based on the

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

differences between the financial statement carrying amounts and tax bases of existing assets and liabilities and are determined using the enacted tax rates that are expected to be in effect when deferred tax amounts are expected to be reported in our income tax returns. The effect on deferred taxes of change in tax rates is recognized in the tax provision in the period that the change is enacted. The effect on deferred taxes on a change in valuation allowance is recognized in the period that the change occurs.

        The Company recognizes a tax benefit only if a tax position is "more likely than not" to be sustained. The amount of the tax benefit is measured at the largest amount of benefit that is more than 50 percent likely to be realized. The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.

        For tax reporting purposes, the Company reports income and expenses using the accrual method of accounting and files a consolidated federal tax return on that basis as well. Our consolidated return includes the vast majority of our subsidiaries. A small number of our subsidiaries file separate federal tax returns.

  Earnings Per Share

        We present earnings per share under two formats: basic EPS and diluted EPS. Basic EPS is determined by dividing the net income by the weighted average number of common shares outstanding during the year. Diluted EPS is determined by dividing net income by the weighted average number of common shares outstanding during the year, plus the dilutive effective of common share equivalents, such as stock options.

  Recently Issued Accounting Standards Not Yet Adopted

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("Statement No. 157"). Statement No. 157 prescribes a definition of the term "fair value", establishes a framework for measuring fair value and expands disclosure about fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. Statement No. 157 requires retrospective application for certain financial instruments as of the beginning of the fiscal year it is initially adopted. Statement No. 157 nullifies EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.

        In November 2007, SEC Staff Accounting Bulletin No. 109 ("SAB 109") was issued. SAB 109 provides the staff's views on the accounting for written loan commitments recorded at fair value. To make the staff's views consistent with Statement No. 156, Accounting for Servicing of Financial Assets, and Statement No. 159, SAB 109 revises and rescinds portions of SAB 105, Application of Accounting Principles to Loan Commitments, and specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value and recognized through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.

        We do not expect the adoption of Statement No. 157 and the application of SAB 109 to have a material effect on the Consolidated Financial Statements.

        In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FSP FAS 157-1 is effective upon initial adoption of Statement No. 157. The Company does not expect the application of FSP FAS 157-1 to materially affect the Consolidated Financial Statements.

        In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). The Company is currently evaluating the effect FSP FAS 157-2 will have on the Consolidated Financial Statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("Statement No. 159"). Statement No. 159 permits an instrument-by-instrument election to account for selected financial assets and liabilities at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The application of Statement No. 159 on January 1, 2008 did not affect the Consolidated Financial Statements.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations ("Statement No. 141(R)"). Statement No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. Statement No. 141(R) further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination. Statement No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the effect Statement No. 141(R) will have on our Consolidated Financial Statements.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements ("Statement No. 160"). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51") to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of Statement No. 141(R). Statement No. 160 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2008. We are currently evaluating the effect Statement No. 160 will have on our Consolidated Financial Statements.

        In September 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("Issue 06-4"). Issue 06-4 is effective for fiscal years beginning after December 15, 2007. We do not expect the application of Issue 06-4 to have a material effect on the Consolidated Financial Statements.

        In March 2007, the FASB ratified the consensus reached by the EITF in Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements ("Issue 06-10"). Issue 06-10 is effective for fiscal years beginning after December 15, 2007. We do not expect the application of Issue 06-10 to have a material effect on the Consolidated Financial Statements.

        In June 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-based Payment Awards ("Issue 06-11"). Issue 06-11 is applicable for dividends declared in fiscal years beginning after September 15, 2007. We do not expect the application of Issue 06-11 to have a material effect on the Consolidated Financial Statements.

        In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 07-1 ("SOP 07-1") Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Companies. In February 2008, the FASB issued FSP SOP 07-1-1 which delays indefinitely the effective date of SOP 07-1. The delay is intended to allow the FASB staff time to consider a number of significant issues relating to the implementation of SOP 07-1. As a result, the FASB also determined that early adoption of SOP 07-1 would be prohibited.

        On December 21, 2007, the SEC Staff Accounting Bulletin No. 110 ("SAB 110") was issued to permit entities, under certain circumstances, the continued use of the "simplified" method, in developing estimates of the expected term of "plain-vanilla" share options in accordance with Statement No. 123R, Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007. We do not expect the application of SAB 110 to have a material effect on our Consolidated Financial Statements.

        In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The objective of this FSP is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement 140. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect FSP FAS 140-3 will have on the Consolidated Financial Statements.

Note 2:    Restructuring Activities

        During the fourth quarter of 2007, the Company announced that, in response to a fundamental shift in the home mortgage market due to credit dislocation and a prolonged period of reduced capital markets liquidity, it significantly changed the strategic focus of its Home Loans business to accelerate its alignment with the Company's retail banking operations. As part of these restructuring activities, the Company discontinued all remaining lending through its subprime mortgage channel, closed approximately 200 home loan locations, including 190 home loan centers and sales offices and nine home loans processing and call centers, eliminated approximately 2,600 positions in the Home Loans business and approximately 150 positions in related corporate support functions, initiated the closure of WaMu Capital Corp., its institutional broker-dealer business, and began winding-down its mortgage banker finance warehouse lending operation.

        In connection with these activities, the Company incurred restructuring charges during the fourth quarter of 2007 of $98 million, which consisted of $33 million in termination benefits, $35 million in lease terminations and other decommissioning costs, and $30 million in fixed asset write-downs. Charges for termination benefits were recorded in compensation and benefits and charges for lease terminations, other decommissioning costs and fixed asset write-downs were recorded in occupancy and equipment in the Consolidated Statements of Income. All of these charges were recorded to Corporate Support/Treasury and Other. The Company does not anticipate incurring any additional charges related to these restructuring activities subsequent to December 31, 2007.

        As of December 31, 2007, there had been no cash paid related to termination benefits and lease terminations and other decommissioning costs. At December 31, 2007, the outstanding liability of the Home Loans restructuring charges was $68 million. The outstanding liability related to termination benefits and decommissioning costs is expected to be paid during the first quarter of 2008. The liability related to lease terminations is expected to be paid over the remaining terms of the leases, substantially all of which will be completed by December 31, 2011.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3:    Discontinued Operations

        On December 31, 2006, the Company exited the retail mutual fund management business and completed the sale of WM Advisors, Inc., realizing a pretax gain of $667 million ($415 million, net of tax). WM Advisors provided investment management, distribution and shareholder services to the WM Group of Funds. This former subsidiary has been accounted for as a discontinued operation and its results of operations have been removed from the Company's results of continuing operations for the years ended December 31, 2006 and 2005 on the Consolidated Statements of Income and in Note 26 to the Consolidated Financial Statements – "Operating Segments," and are presented in the aggregate as discontinued operations.

        Results of operations for WM Advisors, Inc., excluding the gain recognized upon its sale, were as follows:

	Year Ended December 31,
	2006	2005
	(in millions)
Net interest income	$2	$1
Noninterest income	275	259
Noninterest expense	235	202
Income taxes	13	20

Net income	$29	$38

Note 4:    Business Combinations

        On October 1, 2006, the Company completed its acquisition of Commercial Capital Bancorp, Inc. ("CCB"), a multi-family and small commercial real estate lending institution located in Southern California, in a cash transaction with a purchase price of approximately $1 billion. CCB stockholders received $16.00 in cash for each share of CCB common stock. Most of the business activities of CCB are conducted through the Company's Commercial Group operating segment. This acquisition resulted in the recognition of goodwill of $690 million.

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

        These acquisitions were accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. Accordingly, the purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, with the difference between the purchase price and the fair value of the net assets acquired recorded as goodwill. Results of operations for the business combinations are included from the date of acquisition.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5:    Available-for-Sale Securities

        The following table presents the amortized cost, unrealized gains, unrealized losses, and fair value of available-for-sale securities as of the dates indicated. At December 31, 2007, 2006 and 2005, there were no securities classified as held to maturity.

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$177	$2	$(1)	$178
Agency	6,968	69	(23)	7,014
Private label	12,356	45	(344)	12,057

Total mortgage-backed securities	19,501	116	(368)	19,249
Investment securities:
U.S. Government	591	3	(1)	593
Agency	3,614	40	(2)	3,652
U.S. states and political subdivisions	1,598	17	(8)	1,607
Other debt securities	2,030	15	(35)	2,010
Equity securities	455	2	(28)	429

Total investment securities	8,288	77	(74)	8,291

Total available-for-sale securities	$27,789	$193	$(442)	$27,540

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$28	$–	$(1)	$27
Agency	8,657	55	(85)	8,627
Private label	10,008	43	(104)	9,947

Total mortgage-backed securities	18,693	98	(190)	18,601
Investment securities:
U.S. Government	403	–	(6)	397
Agency	3,350	9	(33)	3,326
U.S. states and political subdivisions	1,330	18	(3)	1,345
Other debt securities	1,209	16	(4)	1,221
Equity securities	88	1	(1)	88

Total investment securities	6,380	44	(47)	6,377

Total available-for-sale securities	$25,073	$142	$(237)	$24,978

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
Agency	$14,138	$55	$(112)	$14,081
Private label	6,775	18	(84)	6,709

Total mortgage-backed securities	20,913	73	(196)	20,790
Investment securities:
U.S. Government	408	–	(1)	407
Agency	2,550	–	(36)	2,514
U.S. states and political subdivisions	463	8	(3)	468
Other debt securities	383	4	(1)	386
Equity securities	93	2	(1)	94

Total investment securities	3,897	14	(42)	3,869

Total available-for-sale securities	$24,810	$87	$(238)	$24,659

        The unrealized losses and fair value of available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months and 12 months or greater were as follows:

	December 31, 2007
	Less than 12 months		12 months or greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government and agency	$(2)	$302	$(22)	$1,829	$(24)	$2,131
Private label	(283)	5,352	(61)	2,294	(344)	7,646

Total mortgage-backed securities	(285)	5,654	(83)	4,123	(368)	9,777
Investment securities:
U.S. Government and agency	(1)	243	(2)	758	(3)	1,001
U.S. states and political subdivisions	(7)	478	(1)	86	(8)	564
Other debt securities	(34)	906	(1)	44	(35)	950
Equity securities	(28)	314	–	–	(28)	314

Total investment securities	(70)	1,941	(4)	888	(74)	2,829

Total available-for-sale securities	$(355)	$7,595	$(87)	$5,011	$(442)	$12,606

        The Company monitors securities in its available-for-sale investment portfolio for other-than-temporary impairment. Impairment may result from factors including credit deterioration and changes in market rates relative to the interest rate of the instrument. The Company considers many factors in determining whether the impairment is other than temporary, including but not limited to the length of time the security has had a fair value less than the cost basis, the severity of the unrealized loss, the Company's intent and ability to hold the security for a period of time sufficient for a recovery in value, issuer-specific factors such as the issuer's financial condition, external credit ratings and general market conditions. The Company recognized other-than-temporary impairment losses of

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$375 million in the available-for-sale securities portfolio during the second half of 2007 on certain mortgage-backed securities.

        Declines in fair value that are significant on available-for-sale debt securities that had been in a continuous unrealized loss position for 12 months or more at December 31, 2007 were primarily due to market credit spreads widening, and not due to the fundamental credit quality of the individual securities. The Company believes that the principal and interest on these securities are fully collectible and it has the intent and ability to retain these securities for a sufficient period of time to allow for their recovery. Accordingly, the Company does not consider their decline in value to represent an other-than-temporary impairment condition.

        The gross gains and losses realized through earnings on available-for-sale securities for the periods indicated were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Available-for-sale securities
Realized gross gains	$89	$142	$506
Realized gross losses	(408)	(147)	(547)

Realized net loss	$(319)	$(5)	$(41)

        Fair value of available-for-sale debt securities by contractual maturity was as follows:

	December 31, 2007
	Total Amount	Yield(1)	Due Within One Year	Yield(1)	After One But Within Five Years	Yield(1)	After Five But Within Ten Years	Yield(1)	After Ten Years	Yield(1)
	(dollars in millions)
Available-for-sale debt securities
Mortgage-backed securities(2):
U.S. Government and agency	$7,192	5.50%	$–	–%	$51	5.31%	$706	5.13%	$6,435	5.54%
Private issue	12,057	5.63	–	–	1	10.52	2	6.22	12,054	5.63

Total mortgage-backed securities	19,249	5.58	–	–	52	5.39	708	5.14	18,489	5.60
Investment securities:
U.S. Government and agency	4,245	5.16	146	4.50	1,355	5.13	996	4.65	1,748	5.60
Other debt securities	3,617	5.24	9	5.14	395	5.49	948	5.38	2,265	5.14

Total investment securities	7,862	5.20	155	4.54	1,750	5.21	1,944	5.01	4,013	5.32

Total fair value of debt securities	$27,111	5.47	$155	4.54	$1,802	5.22	$2,652	5.04	$22,502	5.55

(1)
Weighted average yield at December 31, 2007 was based on the amortized cost of the securities.
(2)
Mortgage-backed securities were allocated based on contractual principal maturities assuming no prepayments.

        At December 31, 2007, the Company had pledged available-for-sale securities having a fair value of $4.30 billion and an amortized cost of $4.27 billion, which are subject to certain agreements that may allow the secured party to either sell or repledge the securities. In addition, the Company pledged available-for-sale securities with a fair value of $16.22 billion and an amortized cost of $16.33 billion under agreements whereby the secured party does not have the right to sell or repledge the securities.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2007 and 2006, the Company had accepted as collateral, with rights to repledge, available-for-sale securities with a fair value of $619 million and $22 million.

        At December 31, 2007, there were no available-for-sale securities of any single issuer, other than agency securities, which exceeded 10% of stockholders' equity.

Note 6:    Loans and Allowance for Loan Losses

        Total loans consisted of the following:

	December 31,
	2007	2006
	(in millions)
Loans held for sale	$5,403	$44,970

Loans held in portfolio:
Loan secured by real estate:
Home loans(1)	$110,387	$99,479
Home equity loans and lines of credit(1)	60,963	52,882
Subprime mortgage channel(2):
Home loans	16,092	18,725
Home equity loans and lines of credit	2,525	2,042
Home construction(3)	2,226	2,082
Multi-family(4)	31,754	30,161
Other real estate(5)	9,524	6,745

Total loans secured by real estate	233,471	212,116
Consumer:
Credit card	8,831	10,861
Other	205	276
Commercial	1,879	1,707

Total loans held in portfolio(6)	$244,386	$224,960

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
(4)
Includes multi-family construction balances of $967 million and $740 million at December 31, 2007 and 2006.
(5)
Includes other commercial real estate construction balances of $812 million and $414 million at December 31, 2007 and 2006.
(6)
Includes net unamortized deferred loan costs of $1.45 billion and $1.88 billion at December 31, 2007 and 2006.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The tables below analyze the composition of the unpaid principal balance ("UPB") of loans in the Company's home loan and home equity portfolios by reference to their loan-to-value ratios:

	December 31, 2007
	Loan-to-Value Ratio at Origination
					Total Carrying Value
	≤80%	>80-90%	>90%	Total UPB
	(UPB in millions)				(in millions)
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$54,784	$2,955	$657	$58,396	$58,870
Other ARMs	8,682	371	280	9,333	9,551

Total short-term adjustable-rate loans	63,466	3,326	937	67,729	68,421
Medium-term adjustable-rate loans(3)	34,941	1,029	348	36,318	36,507
Fixed-rate loans	4,122	379	356	4,857	5,459

Home loans held in portfolio(4)(5)(6)	102,529	4,734	1,641	108,904	110,387
Subprime mortgage channel	10,187	5,214	700	16,101	16,092

Total home loans held in portfolio	$112,716	$9,948	$2,341	$125,005	$126,479

(1)
Short-term adjustable rate loans reprice within one year.
(2)
The total amount by which the unpaid principal balance of Option ARM loans exceeded their original principal amount was $1.73 billion.
(3)
Medium-term adjustable rate loans reprice after one year.
(4)
Excluded from the balances of home loans held in portfolio are $553 million of home loans that are insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veterans Affairs ("VA"), of which $38 million have loan-to-value ratios of ≤ 80% and $515 million have loan-to-value ratios of >80%.
(5)
Included in the balance of home loans held in portfolio are the following interest-only home loans and their related loan-to-value ratios at origination: $28.64 billion (≤80%), $997 million (>80-90%) and $253 million (>90%).
(6)
Excludes home loans in the subprime mortgage channel.

	December 31, 2007
	Combined Loan-to-Value Ratio at Origination(1)
					Total Carrying Value
	≤80%	>80-90%	>90%	Total UPB
	(UPB in millions)				(in millions)
Home equity loans and lines of credit:
Prime home equity	$38,618	$19,104	$1,688	$59,410	$60,963
Subprime mortgage channel	213	573	1,627	2,413	2,525

Total home equity loans and lines of credit	$38,831	$19,677	$3,315	$61,823	$63,488

(1)
The combined loan-to-value ratio at origination measures the ratio of the original loan amount of the first lien product (typically a first lien mortgage loan) and the original loan amount of the second lien product (typically a second lien home equity loan or line of credit) to the appraised value of the underlying collateral at origination. Where the second lien product is a line of credit, the total commitment amount is used in calculating the combined loan-to-value ratio.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2006
	Loan-to-Value Ratio at Origination
					Total Carrying Value
	≤80%	>80-90%	>90%	Total UPB
	(UPB in millions)				(in millions)
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$58,888	$2,792	$770	$62,450	$63,557
Other ARMs	5,772	405	314	6,491	6,791

Total short-term adjustable-rate loans	64,660	3,197	1,084	68,941	70,348
Medium-term adjustable-rate loans(3)	24,810	659	288	25,757	26,232
Fixed-rate loans	1,670	282	291	2,243	2,899

Home loans held in portfolio(4)(5)(6)	91,140	4,138	1,663	96,941	99,479
Subprime mortgage channel	11,492	5,887	486	17,865	18,725

Total home loans held in portfolio	$102,632	$10,025	$2,149	$114,806	$118,204

(1)
Short-term adjustable rate loans reprice within one year.
(2)
The total amount by which the unpaid principal balance of Option ARM loans exceeded their original principal amount was $888 million.
(3)
Medium-term adjustable rate loans reprice after one year.
(4)
Excluded from the balances of home loans held in portfolio are $616 million of home loans that are insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veterans Affairs ("VA"), of which $40 million have loan-to-value ratios of ≤ 80% and $576 million have loan-to-value ratios of >80%.
(5)
Included in the balance of home loans held in portfolio are the following interest-only home loans and their related loan-to-value ratios at origination: $12.42 billion (≤80%), $469 million (>80-90%) and $109 million (>90%).
(6)
Excludes home loans in the subprime mortgage channel.

	December 31, 2006
	Combined Loan-to-Value Ratio at Origination(1)
					Total Carrying Value
	≤80%	>80-90%	>90%	Total UPB
	(UPB in millions)				(in millions)
Home equity loans and lines of credit:
Prime home equity	$35,514	$14,528	$1,150	$51,192	$52,882
Subprime mortgage channel	295	644	1,162	2,101	2,042

Total home equity loans and lines of credit	$35,809	$15,172	$2,312	$53,293	$54,924

(1)
The combined loan-to-value ratio at origination measures the ratio of the original loan amount of the first lien product (typically a first lien mortgage loan) and the original loan amount of the second lien product (typically a second lien home equity loan or line of credit) to the appraised value of the underlying collateral at origination. Where the second lien product is a line of credit, the total commitment amount is used calculating in the combined loan-to-value ratio.

        The recorded investment in individually impaired loans at December 31, 2007 was $938 million compared with $34 million at December 31, 2006. The allowance for loan losses related to impaired loans at December 31, 2007 and 2006 was $46 million and de minimis. The average recorded investment in impaired loans in 2007, 2006 and 2005 was $521 million, $37 million and $568 million. Interest income recognized on impaired loans in 2007, 2006 and 2005 was $40 million, $1 million, and $24 million.

        At December 31, 2007, loans totaling $84.83 billion, $10.49 billion, $9.09 billion and $8.59 billion were pledged to secure advances from FHLBs, preferred securities issued by an indirect subsidiary of the Company, borrowings issued under its covered bond program and other borrowings.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2006, loans totaling $58.95 billion, $7.28 billion, $6.25 billion and $2.62 billion were pledged to secure advances from FHLBs, preferred securities issued by an indirect subsidiary of the Company, borrowings issued under its covered bond program and other borrowings.

        Loans totaling $5.76 billion and $6.88 billion were pledged to secure an unused borrowing facility with the Federal Reserve Bank at December 31, 2007 and 2006.

        Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in millions)
Balance, beginning of year	$1,630	$1,695	$1,301	$1,250	$1,503
Allowance transferred to loans held for sale	(550)	(401)	(270)	(23)	(3)
Allowance acquired through business combinations	–	30	592	–	–
Other	7	–	–	–	17
Provision for loan losses(1)	3,107	816	316	209	42

	4,194	2,140	1,939	1,436	1,559
Loans charged off:
Loans secured by real estate:
Home loans(2)	(214)	(50)	(38)	(39)	(65)
Home equity loans and lines of credit(2)	(437)	(31)	(30)	(22)	(14)
Subprime mortgage channel(3)	(566)	(140)	(50)	(39)	(39)
Home construction(4)	–	(8)	(1)	(1)	(2)
Multi-family	(5)	–	(1)	(2)	(5)
Other real estate	(2)	(5)	(8)	(11)	(97)

Total loans secured by real estate	(1,224)	(234)	(128)	(114)	(222)
Consumer:
Credit card	(448)	(322)	(138)	–	–
Other	(8)	(19)	(38)	(53)	(69)
Commercial	(76)	(28)	(34)	(21)	(79)

Total loans charged off	(1,756)	(603)	(338)	(188)	(370)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home loans(2)	6	1	–	–	10
Home equity loans and lines of credit(2)	13	8	9	4	1
Subprime mortgage channel(3)	16	6	3	3	3
Home construction(4)	1	–	–	–	–
Multi-family	–	1	3	3	1
Other real estate	5	2	13	10	17

Total loans secured by real estate	41	18	28	20	32
Consumer:
Credit card	75	53	40	–	–
Other	7	14	19	19	15
Commercial	10	8	7	14	14

Total recoveries of loans previously charged off	133	93	94	53	61

Net charge-offs	(1,623)	(510)	(244)	(135)	(309)

Balance, end of year	$2,571	$1,630	$1,695	$1,301	$1,250

Net charge-offs as a percentage of average loans held in portfolio	0.72%	0.21%	0.11%	0.07%	0.20%
Allowance as a percentage of loans held in portfolio	1.05	0.72	0.74	0.63	0.71

(1)
Includes a $202 million reversal of provision for loan losses recorded in the fourth quarter of 2003.
(2)
Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The total amount of loans held in portfolio, excluding credit card loans, that were 90 days or more contractually past due and still accruing interest was $98 million and $97 million at December 31, 2007 and 2006. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Credit card loans held in portfolio that were 90 days or more contractually past due and still accruing interest were $174 million and $113 million at December 31, 2007 and 2006.

        Delinquent mortgages contained within GNMA servicing pools that were repurchased or were eligible to be repurchased by the Company are reported as loans held for sale. Substantially all of these loans are either guaranteed or insured by agencies of the federal government and therefore do not expose the Company to significant risk of credit loss. Due to the sale of substantially all of the Company's government loan servicing portfolio in July 2006, the balance of such loans declined considerably. The Company's held for sale portfolio contained zero and $37 million of such loans that were 90 days or more contractually past due and still accruing interest at December 31, 2007 and 2006.

        The total amount of nonaccrual loans held in portfolio at December 31, 2007 and 2006 was $6.12 billion and $2.29 billion. The total amount of nonaccrual loans held for sale at December 31, 2007 and 2006 was $4 million and $185 million.

Note 7:    Securitizations

  Securitization of Assets

        During 2007 and 2006, the Company sold loans and retained servicing responsibilities as well as senior and subordinated interests from securitization transactions. The Company receives servicing fees equal to a percentage of the outstanding principal balance of mortgage loans and credit card loans being serviced. Generally, the Company also receives the right to cash flows remaining after the investors in the securitization trusts have received their contractual payments. The allocated carrying values of mortgage loans securitized and sold during the years ended December 31, 2007 and 2006 were $82.58 billion and $110.08 billion, which included loans sold with recourse of $6 million and $959 million during the same periods. The allocated carrying values of credit card loans securitized and sold were $10.65 billion and $7.11 billion during the years ended December 31, 2007 and 2006.

        The Company realized pretax gains of $484 million and $1 billion on mortgage loan securitizations during 2007 and 2006. Pretax gains realized on credit card securitizations were $533 million and $279 million during 2007 and 2006.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The table below summarizes certain cash flows received from and paid to securitization trusts, except as footnoted below:

	Year Ended December 31,
	2007		2006
	Mortgages	Credit Cards	Mortgages	Credit Cards
	(in millions)
Proceeds from new securitization sales	$82,655	$9,275	$113,453	$6,314
Proceeds from collections reinvested in new receivables	–	13,731	–	11,912
Principal and interest received on interests that continue to be held by the transferor	648	1,194	360	1,415
Servicing fees received(1)	1,980	400	2,066	346
Loan repurchases(1)(2)	(431)	–	(1,848)	–

(1)
Amounts include cash received/paid related to all transfers of loans, including securitizations accounted for as sales, interests that continue to be held by the transferor and whole loan sales.
(2)
During 2007 and 2006, loan repurchases include zero and $378 million related to GNMA early buy out repurchases.

        Key economic assumptions used in measuring the initial value of interests that continue to be held by the transferor (excluding MSR) resulting from securitizations completed during the years ended December 31, 2007 and 2006, and accounted for as sales at the date of securitization, were as follows (rates are per annum and are weighted based on the principal amounts securitized):

	Mortgage Loans
	Home
	Fixed-Rate	Adjustable- Rate	Subprime Mortgage Channel	Other Real Estate(1)	Credit Card Loans
Year Ended December 31, 2007
Payment rate(2)	9.03%	14.43%	29.48%	24.41%	8.82%
Anticipated net charge-offs	–%	–%	4.53%	–%	9.00%
Expected weighted-average life (in years)	4.8	7.4	5.0	14.0	0.5
Discount rate	9.79%	8.55%	22.20%	11.90%	5.63-26.33%
Year Ended December 31, 2006
Payment rate(2)	13.28%	19.56%	34.06%	10.00%	9.06%
Anticipated net charge-offs	–%	–%	4.64%	–%	9.60%
Expected weighted-average life (in years)	5.9	6.3	4.8	14.5	0.5
Discount rate	5.71%	5.35%	20.20%	10.84%	6.58-15.00%

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2007, key economic assumptions and the sensitivity of the current fair value of interests that continue to be held by the transferor (excluding MSR) to immediate changes in those assumptions were as follows:

	Mortgage Loans
	Home
	Fixed-Rate	Adjustable- Rate	Subprime Mortgage Channel	Other Real Estate(1)	Credit Card Loans
	(dollars in millions)
Fair value of interests that continue to be held by the transferor	$127	$887	$20	$679	$1,838
Expected weighted-average life (in years)	7.8	4.7	5.1	4.1	0.5
Payment rate(2)	5.67%	14.88%	23.43%	0.69%	8.60%
Impact on fair value of 10% adverse change	$–	$(6)	$–	$(1)	$(25)
Impact on fair value of 25% adverse change	(1)	(13)	–	(2)	(56)
Charge-off rate	1.98%	0.68%	22.95%	–%	9.49%
Impact on fair value of 10% adverse change	$–	$–	$(2)	$–	$(70)
Impact on fair value of 25% adverse change	–	–	(3)	–	(173)
Discount rate	9.62%	13.14%	22.47%	6.18%	5.93-26.33%
Impact on fair value of 25% adverse change	$(23)	$(128)	$(1)	$(36)	$(83)
Impact on fair value of 50% adverse change	(44)	(202)	(1)	(62)	(160)

(1)
Includes multi-family and commercial real estate loans.
(2)
Represents the expected lifetime average based on the constant prepayment rate for mortgage related loans and represents the average monthly expected principal payment rate for credit card related loans.

        These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company's methodology for estimating the fair value of interests that continue to be held by the transferor is highly sensitive to changes in assumptions. For example, the Company's determination of fair value uses anticipated net charge-offs. Actual charge-off experience may differ and any difference may have a material effect on the fair value of interests that continue to be held by the transferor. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the interests that continue to be held by the transferor is calculated without changing any other assumptions; in reality, changes in one factor may be associated with changes in another, which may magnify or counteract the sensitivities. Thus, any measurement of the fair value of interests that continue to be held by the transferor is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The table below presents information about delinquencies, net charge-offs and components of reported and securitized financial assets at December 31, 2007 and 2006:

			Loans on Nonaccrual Status(1)		Net Charge-offs
	Total Loans
					Year Ended December 31,
	December 31,
	2007	2006	2007	2006	2007	2006
	(in millions)
Home mortgage loans	$225,756	$219,227	$12,329	$3,062	$1,378	$300
Other loans secured by real estate	113,824	103,825	1,075	365	866	44
Credit card loans	27,240	23,509	–	–	1,636	1,235
Other loans	2,084	1,996	25	17	64	29

Total loans managed(2)	368,904	348,557	$13,429	$3,444	$3,944	$1,608

Less:
Loans sold, including securitizations	112,968	73,004
Loans securitized(3)	6,147	5,623
Loans held for sale	5,403	44,970

Total loans held in portfolio	$244,386	$224,960

(1)
Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" for further discussion of loans on nonaccrual status.
(2)
Represents both loans in the Consolidated Statements of Financial Condition and loans that have been securitized, but excludes loans for which the Company's only continuing involvement is servicing of the assets.
(3)
Represents the interests retained by the Company which are included as an adjustment in this table as they have been recognized separately in the Consolidated Statements of Financial Condition.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8:    Mortgage Banking Activities

        Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities(1)	$52	$626	$873
Revaluation gain from derivatives economically hedging loans held for sale	7	109	76

Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	59	735	949
Servicing activity:
Home mortgage loan servicing revenue(2)	2,047	2,181	2,110
Change in MSR fair value due to payments on loans and other(3)	(1,363)	(1,654)	–
Change in MSR fair value due to valuation inputs or assumptions(3)	(157)	299	–
MSR valuation adjustments(4)	–	–	965
Amortization of MSR	–	–	(2,170)
Revaluation gain (loss) from derivatives economically hedging MSR(3)	358	(636)	163
Adjustment to MSR fair value for MSR sale	–	(157)	–

Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments	885	33	1,068

Total revenue from sales and servicing of home mortgage loans	$944	$768	$2,017

(1)
Originated mortgage-backed securities represent available-for-sale securities retained on the balance sheet subsequent to the securitization of mortgage loans that were originated by the Company.
(2)
Includes contractually specified servicing fees (net of guarantee fees paid to housing government-sponsored enterprises, where applicable), late charges and loan pool expenses (the shortfall of the scheduled interest required to be remitted to investors and that which is collected from the borrowers upon payoff).
(3)
Line item descriptions reflect the impact of the adoption of Statement No. 156 on January 1, 2006. The retrospective application of this statement to prior periods is not permitted.
(4)
Net of fair value hedge ineffectiveness as well as any impairment/reversal recognized on MSR that resulted from the application of the lower of cost or fair value accounting methodology in 2005.

        In June 2007, the Company implemented a model that is based on an option-adjusted spread ("OAS") valuation methodology to estimate the fair value of substantially all of its MSR asset. The model projects cash flows over multiple interest rate paths and discounts these cash flows using risk-adjusted discount rates to arrive at an estimate of the fair value of the MSR asset. The risk adjusted discount rates are determined by adding the option-adjusted spreads to the 1-month LIBOR forward curve. Models used to value MSR assets, including those employing the OAS valuation methodology, are highly sensitive to changes in certain assumptions. Different expected prepayment speeds, in particular, can result in substantial changes in the estimated fair value of MSR. If actual prepayment experience differs materially from the expected prepayment speeds used in the Company's model, this difference may result in a material change in MSR fair value.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Additionally, an independent broker estimate of the fair value of the mortgage servicing rights is obtained quarterly along with other market based evidence. Management uses this information along with the OAS valuation methodology to estimate the fair value of the MSR. Changes in MSR value are reported in the Consolidated Statements of Income under the noninterest income caption "Revenue from sales and servicing of home mortgage loans."

        Key economic assumptions used in measuring the initial value of all capitalized MSR, excluding subprime, created during the years ended December 31, 2007 and 2006, from securitizations recorded as sales, securitizations entirely retained, and loan sales with retained servicing, were as follows:

	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government-Sponsored Enterprise	Privately Issued	All Types
	(rates per annum)
June 1, 2007 to December 31, 2007
Constant prepayment rate(1)	14.61%	14.55%	23.32%
Option-adjusted spread(2)	3.13	2.44	3.09
January 1, 2007 to May 31, 2007
Constant prepayment rate(1)	13.08%	12.97%	24.97%
Discount rate(3)	8.75	10.11	8.84
Year Ended December 31, 2006
Constant prepayment rate(1)	12.40%	12.68%	25.73%
Discount rate(3)	8.48	10.25	9.34

(1)
Represents the expected lifetime average.
(2)
Represents the spread over the forward 1-month LIBOR curve.
(3)
Discount rate is a rate based on market observations.

        The key economic assumptions used in measuring the initial value of subprime capitalized MSR created from securitizations recorded as sales, securitizations entirely retained, and loan sales with retained servicing, were the constant prepayment rate, representing the expected lifetime average, of 31.50% and 34.07% and the discount rate of 20.24% and 20.49% for the years ended December 31, 2007 and 2006.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2007, key economic assumptions and the sensitivity of the current fair value for home loans MSR, excluding subprime, to immediate adverse changes in those assumptions were as follows:

	December 31, 2007
	Mortgage Servicing Rights
	Fixed-Rate Mortgage Loans		Adjustable-Rate Mortgage Loans
	Government and Government-Sponsored Enterprise	Privately Issued	All Types
	(dollars in millions)
Fair value of home loan MSR	$2,785	$788	$2,342
Expected weighted-average life (in years)	5.3	5.9	3.0
Constant prepayment rate(1)	10.82%	10.62%	23.76%
Impact on fair value of 25% increase	$(330)	$(92)	$(412)
Impact on fair value of 50% increase	(600)	(167)	(731)
Option-adjusted spread	2.47%	3.74%	5.57%
Impact on fair value of 25% increase	$(68)	$(29)	$(66)
Impact on fair value of 50% increase	(133)	(55)	(127)
Discounted cash flow rate	n/a	n/a	n/a
Impact on fair value of 25% increase	n/a	n/a	n/a
Impact on fair value of 50% increase	n/a	n/a	n/a

(1)
Represents the expected lifetime average.

        At December 31, 2007, key economic assumptions and the sensitivity of the current fair value for subprime home loans MSR to immediate adverse changes in those assumptions were as follows:

December 31, 2007
(dollars in millions)
Fair value of home loan MSR	$231
Expected weighted-average life (in years)	3.3
Constant prepayment rate(1)	25.78%
Impact on fair value of 25% increase	$(37)
Impact on fair value of 50% increase	(88)
Discounted cash flow rate	20.04%
Impact on fair value of 25% increase	$(19)
Impact on fair value of 50% increase	(34)

(1)
Represents the expected lifetime average.

        These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company's methodology for estimating the fair value of MSR is highly sensitive to changes in assumptions. For example, the Company's determination of fair values uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may be

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with changes in another (for example, decreases in market interest rates may indicate higher prepayments, however this may be partially offset by lower prepayments due to other factors such as a borrower's diminished opportunity to refinance), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" for further discussion of how the fair value of MSR is determined.

        The Company manages potential changes in the fair value of MSR through a comprehensive risk management program. The intent is to mitigate the effects of changes in MSR fair value through the use of risk management instruments. The risk management instruments include interest rate contracts, forward rate agreements, forward purchase commitments and available-for-sale and trading securities. Refer to Management's Discussion and Analysis – "Market Risk Management" for further discussion of how MSR risk is managed by the Company and to Note 23 to the Consolidated Financial Statements – "Derivative Financial Instruments" for further discussion of derivative instruments used in MSR risk management.

        Changes in the balance of MSR were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Balance, beginning of year(1)	$6,193	$8,041	$5,906
Home loans:
Additions	1,594	2,131	2,353
Change in MSR fair value due to payments on loans and other	(1,363)	(1,654)	–
Change in MSR fair value due to valuation inputs or assumptions	(157)	299	–
Adjustments to MSR fair value for MSR sale(2)	–	(157)	–
Fair value basis adjustment(3)	–	57	–
Amortization	–	–	(2,170)
(Impairment) reversal	–	–	943
Statement No. 133 MSR accounting valuation adjustments	–	–	999
Sale of MSR	–	(2,526)	–
Net change in commercial real estate MSR	11	2	10

Balance, end of year(1)	$6,278	$6,193	$8,041	(4)

(1)
Net of valuation allowance for the year ended December 31, 2005.
(2)
Reflects the sale of $2.53 billion of MSR in July 2006.
(3)
Pursuant to the adoption of Statement No. 156 on January 1, 2006, the Company applied the fair value method of accounting to its mortgage servicing assets, and the $57 million difference between the amortized cost and fair value was recorded as an increase to the basis of the Company's MSR.
(4)
At December 31, 2005, aggregate MSR fair value was $8.10 billion.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Changes in the valuation allowance for MSR were as follows:

	Year Ended December 31,
	2006		2005
	(in millions)
Balance, beginning of year	$914		$1,981
Impairment (reversal)	–		(943)
Other-than-temporary impairment	–		(106)
Sales	–		–
Other	(914)	(1)	(18)

Balance, end of year	$–		$914

(1)
Pursuant to the adoption of Statement No. 156, the valuation allowance was written off against the recorded value of the MSR.

        Changes in the portfolio of mortgage loans serviced for others were as follows:

	Year Ended December 31,
	2007	2006
	(in millions)
Balance, beginning of year	$444,696	$563,208
Home loans:
Additions	91,014	119,675
Sales of servicing	–	(139,928)
Loan payments and other	(83,138)	(99,355)
Net change in commercial real estate loans	3,912	1,096

Balance, end of year	$456,484	$444,696

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9:    Goodwill and Other Intangible Assets

        The carrying amount of goodwill for the years ended December 31, 2007 and 2006, by reporting unit was as follows:

	Retail Banking Group	Card Services Group	Commercial Group	Home Loans Group	Total
	(in millions)
Balance at December 31, 2005	$3,795	$2,104	$871	$1,528	$8,298
Additions related to the acquisition of Commercial Capital Bancorp	126	–	553	–	679
Adjustments related to the acquisition of Providian Financial Corporation	–	63	–	–	63
Adjustments related to the acquisition of Dime Bancorp, Inc.	6	–	1	3	10
Transfer of goodwill between reporting units	–	–	(244)	244	–

Balance at December 31, 2006	$3,927	$2,167	$1,181	$1,775	$9,050
Adjustments related to the acquisition of Commercial Capital Bancorp	2	–	9	–	11
Adjustments related to the acquisition of Dime Bancorp, Inc.	1	–	–	–	1
Goodwill impairment charge	–	–	–	(1,775)	(1,775)

Balance at December 31, 2007	$3,930	$2,167	$1,190	$–	$7,287

        As a result of the acquisition of Commercial Capital Bancorp during the fourth quarter of 2006, the Company recorded $690 million of goodwill and $37 million of other intangible assets, substantially all of which are comprised of core deposit intangibles.

        At December 31, 2007 and 2006, the Company's purchased credit card relationship intangible balances were $321 million and $404 million, net of accumulated amortization of $199 million and $116 million. The purchased credit card relationship intangible asset is being amortized over ten years using an accelerated amortization method. Annual amortization expense for the net carrying amount of the purchased credit card relationship intangibles is estimated to be $73 million in 2008, $64 million in 2009, $54 million in 2010, $45 million in 2011 and $36 million in 2012.

        At December 31, 2007 and 2006, the Company's core deposit intangible balances were $63 million and $139 million, net of accumulated amortization of $605 million and $546 million. Annual amortization expense for the net carrying amount of the core deposit intangibles is estimated to be $45 million in 2008, $4 million in 2009, $3 million in 2010, $3 million in 2011 and $2 million in 2012.

        The Company has no identifiable intangible assets with indefinite useful lives.

        During the fourth quarter of 2007, the Company recognized goodwill impairment in the Home Loans segment due to continued deterioration in the housing and credit markets combined with changes in the Home Loans Group's business strategy, including a significant resizing of the business. The goodwill impairment charge of $1.78 billion ($1.60 billion after-tax) was recorded in noninterest expense in the Consolidated Statements of Income. The fair value of the Home Loans reporting unit tested for impairment was determined primarily using discounted cash flow models based on the unit's internal forecasts. In addition, analysis using market-based trading and transaction multiples, where

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

available, was used to assess the reasonableness of the valuations derived from the discounted cash flow models.

        The Company has concluded there is no additional impairment in the remaining reporting units to which goodwill was assigned. No impairment was required to be recognized in 2006.

Note 10:    Other Assets

        Other assets consisted of the following:

	December 31,
	2007	2006
	(in millions)
Accounts receivable	$4,837	$5,566
Investment in bank-owned life insurance	5,072	4,373
Premises and equipment	2,779	3,042
Accrued interest receivable	2,039	1,941
Derivatives	2,093	748
Identifiable intangible assets	388	556
Foreclosed assets	979	480
Other	3,847	3,231

Total other assets	$22,034	$19,937

        Depreciation expense for 2007, 2006 and 2005 was $437 million, $505 million and $521 million.

        The Company leases various financial center offices, office facilities and equipment under capital and noncancelable operating leases which expire at various dates through 2036. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five- to ten-year periods. Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $504 million in 2007, $542 million in 2006 and $508 million in 2005.

        Future minimum net rental commitments, including maintenance and other associated costs, for all noncancelable leases were as follows:

	Operating Lease		Capital Lease
	Land and Buildings	Furniture and Equipment	Land and Buildings	Furniture and Equipment
	(in millions)
Year ending December 31,
2008	$381	$34	$5	$4
2009	339	27	5	4
2010	290	8	5	4
2011	223	2	4	–
2012	185	–	4	–
Thereafter	585	–	12	–

Total	$2,003	$71	$35	$12

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Certain operating leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed.

Note 11:    Deposits

        Deposits consisted of the following:

	December 31,
	2007	2006
	(in millions)
Checking deposits:
Noninterest bearing	$30,262	$33,221
Interest bearing	25,801	32,817

Total checking deposits	56,063	66,038
Savings deposits	30,115	37,383
Money market deposits	22,891	15,453
Time deposits	72,857	95,082

Total deposits	$181,926	$213,956

        Accrued but unpaid interest on deposits totaled $382 million and $735 million at December 31, 2007 and 2006.

        The maturities of time deposits were as follows:

December 31, 2007
(in millions)
Time deposits:
Due in 2008	$64,340
Due in 2009	3,530
Due in 2010	1,547
Due in 2011	2,067
Due in 2012	1,160
Thereafter	213

Total time deposits	$72,857

        Time deposit accounts in amounts of $100,000 or more totaled $23.34 billion and $42.85 billion at December 31, 2007 and 2006. At December 31, 2007, $8.05 billion of these deposits have a remaining maturity of three months or less, $9.06 billion mature in more than three through six months, $4.71 billion mature in more than six months through one year, and $1.52 billion mature thereafter.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12:    Securities Sold Under Agreements to Repurchase

        Scheduled maturities of securities sold under agreements to repurchase ("repurchase agreements") were as follows:

	December 31,
	2007	2006
	(in millions)
Due in 30 days or less	$4,148	$6,361
After 30 through 90 days	–	3,708
After 90 through 180 days	–	1,884

Total repurchase agreements	$4,148	$11,953

        Financial data pertaining to repurchase agreements were as follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in millions)
Weighted average interest rate, end of year	4.56%	5.28%	4.20%
Weighted average interest rate during the year	5.32	5.12	3.40
Average balance of repurchase agreements	$8,330	$15,257	$15,365
Maximum amount outstanding at any month end	13,684	19,866	18,366

        The total interest expense on repurchase agreements was $443 million, $781 million and $523 million for the years ended December 31, 2007, 2006 and 2005.

        At December 31, 2007 there were no interest rate derivative contracts embedded in repurchase agreements.

Note 13:    Advances from Federal Home Loan Banks, Other Borrowings and Trust Preferred Securities

  Advances from Federal Home Loan Banks and Other Borrowings

        As members of the FHLBs, the Company's two federal savings associations, Washington Mutual Bank ("WMB"), a member of the San Francisco FHLB, and Washington Mutual Bank fsb ("WMBfsb"), a member of the Seattle FHLB, maintain credit lines that are percentages of their total regulatory assets, subject to collateralization requirements. Advances on these lines are collateralized in the aggregate by certain mortgages or deeds of trust, by securities of the U.S. Government and its agencies, and by all owned stock of the FHLBs. The maximum amount of credit that the FHLBs will extend for purposes other than meeting withdrawals varies from time to time in accordance with their policies. The interest rates charged by the FHLBs for advances vary depending on maturity and the cost of funds of the particular FHLB.

        Although the Company acquired advances from the FHLBs of Dallas and New York during its acquisitions of Bank United in 2001 and Dime Bancorp, Inc. in 2002, the Company does not have continuing borrowing privileges at these FHLBs.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Financial data pertaining to advances from FHLBs were as follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in millions)
Weighted average interest rate, end of year	4.77%	5.25%	4.28%
Weighted average interest rate during the year	5.28	4.99	3.46
Average balance of advances from FHLBs	$37,144	$56,619	$68,713
Maximum amount outstanding at any month end	63,852	68,729	71,534

        The total interest expense on advances from FHLBs was $1.96 billion, $2.83 billion, and $2.38 billion for the years ended December 31, 2007, 2006 and 2005.

        In August 2003, the Company established a Global Bank Note Program that allows WMB to issue senior and subordinated notes in the United States and international capital markets in a variety of currencies and structures. The program was renewed in December 2005. WMB had $12.44 billion available under this program at December 31, 2007.

        In September 2006, WMB launched a €20 billion covered bond program intended to diversify its investor base, lengthen the maturity profile of its liabilities and provide an additional source of stable funding. Under the program, the Company may, from time to time, issue floating rate US dollar-denominated mortgage bonds secured principally by its portfolio of residential mortgage loans to a statutory trust not affiliated with the Company, which in turn will issue Euro-denominated covered bonds secured by the mortgage bonds. At December 31, 2007, $7.74 billion of covered bonds were outstanding. Under current program covenants, due to recent downgrades by Moody's and Standard & Poor's, the WM Covered Bond Program may not issue additional covered bond series.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Advances from FHLBs and other borrowings consisted of the following:

By remaining contractual maturity at December 31, 2007:	Under 1 year	1 to 5 years	After 5 years	2007 Total	2006 Total
	(dollars in millions)
Advances from FHLBs(1)
Fixed rate	$17,824	$11,232	$238	$29,294	$10,184
Floating rate	22,318	11,500	740	34,558	34,113
Interest rates	3.11-6.93%	1.78-8.27%	4.06-8.57%	1.78-8.57%	1.78-8.57%

Total Advances from FHLBs	$40,142	$22,732	$978	$63,852	$44,297

Other Borrowings
Washington Mutual, Inc. (Parent)
Senior notes(2):
Fixed rate	$749	$2,417	$745	$3,911	$4,794
Floating rate	250	1,697	–	1,947	1,940
Interest rates	4.38-5.08%	4.00-5.54%	5.25%	4.00-5.54%	4.00-5.76%
Subordinated notes(2)(3):
Fixed rate	$–	$539	$1,980	$2,519	$2,803
Interest rates	–	8.25%	4.63-7.25%	4.63-8.25%	4.63-9.33%

Subtotal	$999	$4,653	$2,725	$8,377	$9,537

Washington Mutual Bank and its Subsidiaries(4)
Senior notes(2):
Fixed rate	$290	$249	$–	$539	$541
Floating rate	1,000	6,354	–	7,354	7,718
Interest rates	4.00-5.13%	4.96-6.48%	–	4.00-6.48%	3.85-5.57%
Subordinated notes(2):
Fixed rate	$–	$1,215	$5,476	$6,691	$6,849
Floating rate	–	–	1,141	1,141	1,199
Interest rates	–	6.88-8.00%	4.50-10.18%	4.50-10.18%	4.50-10.18%
Other(2):
Fixed rate	$751	$6,251	$18	$7,020	$1,944
Floating rate	100	2,533	5,203	7,836 (5)	5,064 (5)
Interest rates	4.00-6.63%	4.29-6.60%	4.31-8.47%	4.00-8.47%	0.34-7.40%

Subtotal	$2,141	$16,602	$11,838	$30,581	$23,315

Total Other Borrowings	$3,140	$21,255	$14,563	$38,958	$32,852

Total Advances from FHLBs and Other Borrowings(6)(7)	$43,282	$43,987	$15,541	$102,810	$77,149

(1)
Included within Washington Mutual Bank and its subsidiaries.
(2)
Includes capitalized issuance costs and Statement No. 133 hedge adjustments.
(3)
Includes $741 million at December 31, 2007 of junior subordinated notes relating to trust preferred securities.
(4)
Intercompany borrowings have been eliminated and are not included within this table.
(5)
Includes $7.74 billion and $5.05 billion of covered bonds that were outstanding at December 31, 2007 and 2006.
(6)
The aggregate principal amount of advances from FHLBs and other borrowings that matures in each of the five years subsequent to 2007 is $43.28 billion in 2008, $21.23 billion in 2009, $10.64 billion in 2010, $9.66 billion in 2011 and $2.37 billion in 2012.
(7)
The total weighted average interest rate of advances from FHLBs and other borrowings was 4.87% at December 31, 2007.

  Trust Preferred Securities

        The Company had previously established special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuances of common securities of the trusts, were invested by the trusts in junior subordinated deferrable interest debentures issued by Washington Mutual, Inc. Prior to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"), these trusts were consolidated subsidiaries of the Company. As a result of the adoption of FIN 46(R), the Company deconsolidated all such special purpose trusts, as the Company is not considered to be the primary beneficiary under this accounting standard. Accordingly, in the Company's Consolidated Statements of Financial Condition, the trust preferred securities that were issued by the trusts have been supplanted by the junior subordinated deferrable interest debentures issued to the trusts by Washington Mutual, Inc. Financial data pertaining to the previously consolidated special purpose trusts at December 31, 2007 were as follows:

Name of Trust	Issuance Date	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes	Extension Period	Redemption Option
	(dollars in millions)
Washington Mutual Capital Trust 2001	May 2001	$1,150	$1,185	2041	5.38%	20 consecutive quarterly periods	Currently redeemable
CCB Capital Trust IV	September 2003	8	8	2033	8.14	20 consecutive quarterly periods	On or after October 8, 2008
CCB Capital Trust V	December 2003	10	10	2034	7.73	20 consecutive quarterly periods	On or after January 23, 2009
CCB Capital Trust VI	March 2004	10	10	2034	7.89	20 consecutive quarterly periods	On or after April 15, 2009
CCB Capital Trust VII	May 2004	8	8	2034	7.65	20 consecutive quarterly periods	On or after July 23, 2009
CCB Capital Trust VIII	June 2004	8	8	2034	7.88	20 consecutive quarterly periods	On or after July 23, 2009
CCB Capital Trust IX	February 2005	15	16	2035	5.90	20 consecutive quarterly periods	On or after March 30, 2010
HFC Capital Trust I	March 2001	9	9	2031	10.18	Ten consecutive semi-annual periods	On or after June 8, 2021

Total trust preferred securities		$1,218	$1,254		5.50

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

        The initial warrant exercise price was $32.33 and the warrant exercise price on the expiration date of the warrants will equal $50. As of December 31, 2007, the warrant exercise price was $32.81.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14:    Income Taxes

        Income taxes (benefits) from continuing operations consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Current:
Federal	$722	$1,368	$(522)
Foreign	34	135	75
State and local	91	199	(137)
Payments in lieu	4	–	35

Total current	851	1,702	(549)
Deferred:
Federal	(406)	(45)	2,158
State and local	(65)	(1)	411
Payments in lieu	(4)	–	(35)

Total deferred	(475)	(46)	2,534

Total income taxes	$376	$1,656	$1,985

        The significant components of the Company's net deferred tax liability were as follows:

	December 31,
	2007	2006
	(in millions)
Deferred tax assets:
Provision for loan losses and foreclosed assets	$891	$694
Compensation differences	131	305
Unrealized loss from securities and cash flow hedging instruments	96	63
Other	1,250	234

Total deferred tax assets	2,368	1,296
Payments in lieu	–	(4)
Valuation allowance	(124)	(55)

Deferred tax asset, net of payments in lieu and valuation allowance	2,244	1,237
Deferred tax liabilities:
Stock dividends from FHLBs	(428)	(690)
Mortgage servicing rights, net of valuation reserves	(1,183)	(698)
Loan fees and costs	(832)	(963)
Basis difference on premises and equipment	(112)	(275)
Other	(1,027)	(631)

Total deferred tax liabilities	(3,582)	(3,257)

Net deferred tax liability	$(1,338)	$(2,020)

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The table below reconciles the statutory federal income tax expense and rate to the effective income tax expense and rate:

	Year Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions)
Statutory federal income tax expense and rate	$108	35.00%	$1,669	35.00%	$1,882	35.00%
Tax effect of:
State income tax, net of federal tax benefit	11	3.57	129	2.70	177	3.29
Dividends paid to ESOP	(6)	(1.82)	(5)	(0.11)	(7)	(0.14)
Tax-exempt income	(30)	(9.79)	(17)	(0.36)	(8)	(0.15)
Bank and corporate owned life insurance	(78)	(25.14)	(58)	(1.21)	(32)	(0.59)
Non-deductible goodwill	459	148.51	–	–	–	–
Tax credits	(128)	(41.31)	(104)	(2.17)	(53)	(0.98)
IRS exam settlement	(14)	(4.43)	(8)	(0.17)	(25)	(0.47)
FIN 48 unrecognized tax benefits	40	12.91	–	–	–	–
Interest expense on taxes	26	8.48	43	0.91	6	0.10
Other	(12)	(4.42)	7	0.14	45	0.85

Effective income tax expense and rate	$376	121.56%	$1,656	34.73%	$1,985	36.91%

        The Company's retained earnings at December 31, 2007 and 2006 include base year bad debt reserves of approximately $2.22 billion, for which no federal income tax liability has been recognized. The amount of unrecognized deferred tax liability at December 31, 2007 and 2006 was approximately $777 million. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the event that the Company's banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeem their stock, or (3) liquidate.

        As a result of the Keystone acquisition in December 1996, the Company and certain of its affiliates are parties to an agreement with a predecessor of the Federal Deposit Insurance Corporation ("FDIC"), which generally provides that 75% of the federal tax savings and approximately 19.5% of the California tax savings attributable to the Company's utilization of certain tax loss carryovers of New West Federal Savings and Loan Association are to be paid by the Company to the Federal Savings and Loan Insurance Corporation Resolution Fund. These amounts are considered "payments in lieu." The FDIC has a variety of review and audit rights, including the right to review and audit computations of payments in lieu of taxes.

        At December 31, 2007, the Company had state income tax net operating loss carryforwards of $124 million, all of which have been offset by a valuation allowance. The state income tax net operating loss carryforwards expire in various years from 2009 through 2027.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

        The total amount of unrecognized tax benefits as of the date of adoption on January 1, 2007 was $1.41 billion, of which $814 million of unrecognized tax benefits would favorably affect the effective tax rate if recognized. At December 31, 2007, the total amount of unrecognized tax benefits was $1.15 billion, of which $537 million would favorably affect the effective tax rate if recognized.

        The following is a reconciliation of the Company's total unrecognized tax benefits as of December 31, 2007:

Total Unrecognized Tax Benefits (in millions):
Balance at January 1, 2007	$1,414
Additions for tax positions in prior periods	43
Reductions for tax positions in prior periods	(337)
Additions based on tax positions in the current period	27
Settlements	(1)

Balance at December 31, 2007	$1,146

        The Company recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007 and December 31, 2007, the Company had accrued $105 million and $149 million for the potential payments of interest, and $47 million for the potential payments of penalties. During 2007, the Company recognized $58 million for the potential payments of interest in the Consolidated Statements of Income.

        The Company has accrued net income tax receivables representing tax refund claims for periods through December 31, 2005. As of December 31, 2006 and December 31, 2007, the amount of the receivable from various taxing authorities, including interest, totaled approximately $3.07 billion and $2.72 billion. Interest income is recognized on these receivables and is reported as other income, a component of noninterest income. As of January 1, 2007 and December 31, 2007, accrued interest income totaled $295 million and $351 million. During 2007, the Company recognized $150 million of interest income on income tax receivables in the Consolidated Statements of Income.

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

        In 2005, the Internal Revenue Service (the "IRS") completed the examination of the Company's federal income tax returns for the years 1998 through 2000. Selected issues were referred to the IRS Appeals Division for review. During 2006 all asserted deficiencies were resolved in principle, and their resolution did not materially affect the Company's 2006 Consolidated Financial Statements. The remaining issue involved a claim for refund with respect to certain tax sharing payments to the FDIC. In 2007, the Company reached an agreement in principle with the IRS Appeals Division on a settlement of this issue for 1998-2005. Such agreement is subject to administrative review within the IRS as well as review by the Joint Committee on Taxation. Should the settlement be approved, the Company will recognize a reduction in income tax expense of approximately $33 million. It is reasonably possible that this settlement will be approved within the next twelve months. Total unrecognized tax benefits have been reduced by $135 million due to the Company's change in measurement as a result of the proposed settlement.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2007, the IRS completed the examination of the Company's federal income tax returns for 2001 through 2003. The Company entered into a partial agreement with the IRS on several aspects of the examination resulting in an expected refund of tax in the amount of $1.65 billion. In February of 2008, the Joint Committee on Taxation approved the refund. In addition, selected issues have been raised by the IRS which will be referred to the IRS Appeals Division for review. The Company does not anticipate that the resolution of these issues will result in a significant impact on the Company's Consolidated Financial Statements.

        The IRS is currently examining the Company's federal income tax returns for the years 2004 and 2005. As of December 31, 2007, no issue has been raised that will result in a significant impact on the Company's Consolidated Financial Statements.

        The Company is currently attempting to settle a deficiency asserted by the UK Inland Revenue. The issue relates to the taxes due on the 2002 sale of credit card operations by a subsidiary of the former Providian Financial Corporation. It is reasonably possible that this issue will be settled within the next twelve months. The range of the possible settlement is estimated to be $21 million to $32 million.

        From 1981 through 1985, H.F. Ahmanson & Co. ("Ahmanson"), which was acquired by the Company in 1998, acquired thrift institutions in six states through Federal Savings and Loan Insurance Corporation assisted transactions. In addition to acquiring the assets and operations of these thrift institutions, Ahmanson also acquired (1) the rights to establish branches in the states where the acquired thrifts operated ("Branching Rights") and/or (2) favorable regulatory treatment of goodwill recorded as a result of these acquisitions ("Goodwill Rights").

        Ahmanson abandoned the Branching Rights it acquired in several of those states in years prior to 1999. The Company (as successor to Ahmanson) believes it is entitled to tax deductions at the time the branches were sold and the Branching Rights abandoned. In addition, the Company believes it is entitled to tax deductions relating to the amortization or loss of Goodwill Rights due in part to a 1989 change in law. The Company filed several refund claims with the IRS with respect to such deductions that the IRS has denied. The Company filed an action in the U.S. District Court for the Western District of Washington in October 2006 asserting its rights to refunds for the abandonment of Branching Rights in one state and for the amortization or loss of Goodwill Rights with respect to one acquisition. The trial date for this case has been set to occur in September 2008. The amount of refund claimed in this case is approximately $16 million of tax.

        In addition to the claims being tried in the action cited above, as of December 31, 2007, the Company has claims and potential claims with the IRS relating to Branching Rights and Goodwill Rights totaling $534 million.

        No benefit has been recognized in the Company's Consolidated Financial Statements with respect to the tax deductions for Branching Rights or Goodwill Rights. The previous amounts, whether filed or yet to be filed, are included in the total unrecognized tax benefits as of December 31, 2007.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not necessarily represent future credit exposure or cash requirements, in that commitments often expire without being drawn upon.

        Unfunded commitments to extend credit consisted of the following:

	December 31,
	2007	2006
	(in millions)
Residential real estate	$68,071	$69,675
Commercial	6,109	5,512
Credit card	47,524	40,169
Other	890	892

Total unfunded commitments	$122,594	$116,248

        The Company reserved $47 million and $27 million as of December 31, 2007 and 2006 to cover its loss exposure to unfunded commitments.

  Guarantees

        In the ordinary course of business, the Company sells loans to third parties and in certain circumstances retains credit risk exposure on those loans and may be required to repurchase them. The Company may also be required to repurchase sold loans when representations and warranties made by the Company in connection with those sales are breached. Under certain circumstances, such as when a loan sold to an investor and serviced by the Company fails to perform according to its contractual terms within the six months after its origination or upon written request of the investor, the Company will review the loan file to determine whether or not errors may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a breach of a representation or warranty made to the investor in connection with the Company's sale of the loan, then if the breach had a material adverse effect on the value of the loan, the Company will be required to either repurchase the loan or indemnify the investor for losses sustained. In addition, the Company is a party to and from time to time enters into agreements that contain general indemnification provisions, primarily in connection with agreements to sell and service loans or other assets or the sales of mortgage servicing rights. These provisions typically require the Company to make payments to the purchasers or other third parties to indemnify them against losses they may incur due to actions taken by the Company prior to entering into the agreement or due to a breach of representations, warranties, and covenants made in connection with the agreement or possible changes in or interpretations of tax law. The Company has recorded reserves of $268 million and $220 million as of December 31, 2007 and 2006, to cover its estimated exposure related to all of the aforementioned loss contingencies.

        In order to meet the needs of its customers, the Company issues direct-pay, standby and other letters of credit. Letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financing, construction and similar transactions. Collateral may be required to support letters of credit in accordance with management's evaluation of the credit worthiness of each customer. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2007 and 2006, outstanding letters of credit issued by Washington Mutual totaled $374 million and $409 million, which included $32 million and $39 million in participations sold to other institutions.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2007, the Company is the guarantor of eight separate issues of trust preferred securities. The Company has issued subordinated debentures to wholly-owned special purpose trusts. Each trust has issued preferred securities. The sole assets of each trust are the subordinated debentures issued by the Company. The Company guarantees the accumulated and unpaid distributions of each trust to the extent the Company provided funding to the trust per the Company's obligations under the subordinated debentures. The maximum potential amount of future payments the Company could be required to make under these guarantees are the expected principal and interest each trust is obligated to remit under the issuance of trust preferred securities, which totaled $1.23 billion and $2.31 billion as of December 31, 2007 and 2006. No liability has been recorded because the fair value of such guarantees is de minimis.

        In connection with the sale of its retail mutual fund management business, WM Advisors, Inc., the Company provided a guarantee under which it is committed to make certain payments to the purchaser in each of the four years following the closing of the sale on December 31, 2006 in the event that certain fee revenue targets are not met. The fee revenue targets are based on the Company's sales of mutual funds and other financial products that are managed by the purchaser. The Company's maximum potential future payments total $30 million per year for each of the four years following the sale. At the end of the four-year period, the Company can recover all or a portion of the payments made under the guarantee if the aforementioned fee revenues during the four-year period meet or exceed certain targets. The estimated fair value of the guarantee was recorded at December 31, 2006. The carrying amount of the guarantee is being amortized ratably over the four-year period and at each reporting date the Company evaluates the recognition of a loss contingency. The loss contingency is measured as the probable and reasonably estimable amount, if any, that exceeds the amortized value of the remaining guarantee. Based on the evaluation performed at December 31, 2007, no loss contingency was recognized.

        The Company is a member of the Visa USA network. Pursuant to the Visa USA bylaws, the Company is obligated to indemnify Visa, Inc. for potential losses arising from certain Visa litigation. The Company's indemnification obligation is limited to its proportionate equity interest in Visa USA. On November 7, 2007, Visa announced the settlement of its litigation involving American Express, and accordingly, the Company recognized a charge of $38 million for its share of the settlement in the third quarter of 2007. On October 3, 2007, the Visa organization completed a series of restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa, Inc. in contemplation of its planned initial public offering. In conjunction with the restructuring, changes were also made to the bylaws of Visa USA, which has become a subsidiary of Visa Inc. These bylaw changes represent a modification of the indemnification obligations and resulted in the recognition of a guarantee liability of $50 million in accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") related to the proportionate share of its obligation to indemnify Visa for certain litigation. If Visa's planned initial public offering is consummated, a portion of the funds received from the offering will be used to establish an escrow account, which can be used to settle claims or judgments related to the covered litigation and which would result in the recognition of a benefit by the Company.

  Contingencies

        In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. Certain of these

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

actions and proceedings are based on alleged violations of consumer protection, wage and hour, fair lending, banking and other laws. In addition, there are currently five securities fraud class action lawsuits, eight ERISA class action lawsuits, nine shareholder derivative actions, and two consolidated antitrust lawsuits currently pending against the Company and/or certain of its directors and senior executive officers.

        In view of the inherent difficulty of predicting the outcome of pending legal actions and proceedings, the Company cannot state what the eventual outcome of the foregoing pending lawsuits will be. Based on current knowledge, management does not believe that liabilities, if any, arising from any single ordinary course proceeding will have a material adverse effect on the consolidated financial condition, operations, results of operations or liquidity of the Company. However, the possibility of a material adverse impact on the Company's operating results for a particular quarterly period exists in the event that an unfavorable outcome were to occur in any of the actions identified above or in the event that an unfavorable outcome were to occur in one or more ordinary course proceedings within the same quarterly reporting period, depending, among other factors, on the level of the Company's income for such period or periods.

Note 16:    Common Stock

        At December 31, 2007, the Company was authorized to issue 1.6 billion shares with no par value. Share activity is as follows:

	December 31,
	2007	2006	2005
	(in millions)
Shares outstanding, beginning of year	944.5	993.9	874.3
Issued:
Stock-based compensation plans	6.0	13.0	14.2
Employee stock purchase plan	0.6	0.5	0.5
Acquisition	–	–	127.0
Subordinated note conversion	–	4.5	1.7

Total shares issued	6.6	18.0	143.4
Repurchased and retired(1)	(82.1)	(67.4)	(23.8)

Shares outstanding, end of year	869.0	944.5	993.9

(1)
Includes shares repurchased through accelerated share repurchase programs of 74.9 million in 2007, 51.7 million in 2006 and 15.5 million in 2005.

  Share Repurchases

        As part of its capital management activities, from time to time the Company will repurchase its shares to deploy excess capital. Share repurchases can occur in the open market or through accelerated share repurchase ("ASR") programs.

        In connection with each of the ASR programs, the counterparty is expected to purchase an equivalent number of shares in the open market over time, which subjects the transaction to a future price adjustment. At the end of the program, the Company or the counterparty is required to settle the price adjustment to the other party based on the volume weighted average price of the Company's shares traded during the purchase period.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On March 16, 2006, the Company repurchased 34 million shares of its common stock from a broker-dealer counterparty under an ASR program at an initial cost of $1.48 billion, or $43.61 per share. The repurchased shares were retired by the Company during the first quarter of 2006. At the end of the program, as the average actual price of the Company's shares exceeded the initial purchase price, the Company was required to pay the counterparty the purchase price adjustment and had the option to settle the forward contract in shares or cash. At the election of the Company, a final cash settlement payment of $60 million was made to the counterparty and was recorded as a reduction of capital surplus.

        On August 21, 2006, the Company repurchased 16 million shares of its common stock from a broker-dealer counterparty under an ASR program at an initial cost of $753 million, or $47.06 per share. The repurchased shares were retired by the Company during the third quarter of 2006. At the end of the program, based on the fluctuations in the weighted average price of the Company's common stock between the initiation and the final settlement date of December 5, 2006, the Company received 1.66 million additional shares of its common stock from the counterparty in settlement of the contract.

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

        The May ASRs were settled in July 2007, and resulted in the Company's receipt of an additional 1.91 million shares of its common stock from the counterparty. At December 31, 2007, there were no outstanding ASR agreements.

        In addition, during the year ended December 31, 2007, the Company purchased 7.17 million of its shares in open market repurchases.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17:    Preferred Stock and Minority Interest

  Preferred Stock

        On December 17, 2007, the Company issued 3,000,000 shares of 7.75% Series R Non-Cumulative Perpetual Convertible Preferred Stock (the "Series R Preferred Stock"). Dividends, when declared by the Company's Board of Directors, are payable quarterly at an annual dividend rate of 7.75%. Each share of the Series R Preferred Stock may be converted at any time, at the option of the holder, into 47.0535 shares of the Company's common stock plus cash in lieu of fractional shares, subject to anti-dilution adjustments. On or after December 18, 2012, the Company has the option to cause conversion of some or all of the Series R Preferred Stock into its common stock at the then applicable conversion rate if the closing price of the Company's common stock exceeds 130% of the then applicable conversion price of the Series R Preferred Stock for a specified period. The conversion price is subject to adjustment for a specified period upon the occurrence of certain change-of-control events. If the price of the Company's common stock referenced in such event ("reference price") is less than the applicable conversion price, the conversion price is adjusted to the greater of (1) the reference price and (2) $8.71. Further, if certain conditions are met, the Company will increase the conversion rate by a predetermined number of additional shares of the Company's common stock.

        On September 18, 2006, the Company issued 500 shares outstanding of Series K Perpetual Non-Cumulative Floating Rate Preferred Stock with no par value (the "Series K Preferred Stock"). Ownership is held in the form of depositary shares, each of which represents a 1/40,000th ownership interest in one share of the Series K Preferred Stock. Dividends, when declared by the Company's Board of Directors, are payable quarterly. The dividend rate is adjustable each quarter and is calculated at the 3-month LIBOR plus 70 basis points, subject to a minimum dividend rate floor of 4.00%. At the option of the Company, the Series K Preferred Stock may be redeemed on or after September 15, 2011 at $1 million per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends.

        Both Series K and Series R Preferred Stock rank senior to common shares both as to dividend and liquidation preferences and in parity to each other. As such, the Company, with certain limited exceptions, may not declare or pay dividends on, or redeem, purchase, or otherwise acquire shares of its common stock unless full dividends on its preferred stock have been declared and paid for the preceding period. Generally, neither have any voting rights.

        The following is a summary of the Company's non-cumulative perpetual preferred stock outstanding as of December 31:

		Number of shares		Carrying Value
	Liquidation price per share(2)
		Authorized	Outstanding	2007	2006
				(in millions)
Floating Rate Series K Non-cumulative(1)	$1,000,000	600	500	$492	$492
7.75% Series R Non-cumulative	1,000	3,000,000	3,000,000	2,900	–

		3,000,600	3,000,500	$3,392	$492

(1)
Issued as depositary shares, each representing 1/40,000th ownership interest in one share of the Series K Preferred Stock.
(2)
Liquidation preference per share equals redemption price per share, plus any declared and unpaid dividends.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Minority Interest

        In February 2006, Washington Mutual Preferred Funding LLC ("WMPF LLC"), a Delaware limited liability company, was formed. WMPF LLC is an indirect subsidiary of WMB which is a subsidiary of the Company. The purpose of WMPF LLC is to issue preferred securities to investors. The Company's primary regulator, the Office of Thrift Supervision, has confirmed that such preferred securities are eligible for inclusion in WMB's core capital for regulatory purposes. University Street, Inc., an indirect subsidiary of WMB, owns 100% of WMPF LLC's common securities and such common securities must at all times be held entirely by WMB or its controlled subsidiaries. WMPF LLC may not issue senior debt securities or incur indebtedness for borrowed money. During 2007 and 2006, WMB and its subsidiaries contributed assets consisting of first lien home equity loans and Option ARM loans to WMPF LLC in exchange for the common and preferred securities of WMPF LLC.

        The Company received net proceeds of $2.45 billion during 2006 from the issuance of $1.25 billion of 2006 Series A Fixed-to-Floating Rate Perpetual Non-cumulative Preferred Securities, $750 million of 2006 Series B Fixed Rate Perpetual Non-cumulative Preferred Securities, and $500 million of 2006 Series C Fixed-to-Floating Rate Perpetual Non-cumulative Preferred Securities.

        During 2007, the Company received net proceeds of $1.47 billion from the issuance of $500 million of 2007 Series A Fixed-to-Floating Rate Perpetual Non-cumulative Preferred Securities and $1 billion of 2007 Series B Fixed-to-Floating Rate Perpetual Non-cumulative Preferred Securities.

        All of the preferred securities have a liquidation preference of $1,000 per security. Distributions on the preferred securities, when declared by WMPF LLC's Board of Managers, are payable quarterly. Each series may be redeemed on specific future dates that vary by security; however, redemptions may only occur with the approval of WMB's primary regulator. In addition, the Company has made certain covenants to subordinated bondholders that would require the issuance of an equivalent amount of securities ranking pari passu or junior to the series if any such series was to be redeemed. The following table presents the dividend rates and the earliest redemption date of the preferred securities:

Series	Amount	Rate		Earliest Redemption Date
	(dollars in millions)
2006-A	$1,250	6.53%	(1)	March 2011
2006-B	750	7.25%		March 2011
2006-C	500	6.67%	(2)	December 2016
2007-A	500	6.90%	(3)	May 2017
2007-B	1,000	9.75%	(4)	October 2017

(1)
Dividend rate fixed until March 2011. Variable thereafter at 3-month LIBOR plus 1.4825%.
(2)
Dividend rate fixed until December 2016. Variable thereafter at 3-month LIBOR plus 1.7925%.
(3)
Dividend rate fixed until June 2012. Variable thereafter at 3-month LIBOR plus 1.7550%.
(4)
Dividend rate fixed until December 2017. Variable thereafter at 3-month LIBOR plus 4.7230%.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18:    Earnings Per Common Share

        Information used to calculate earnings per common share was as follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in millions, except per share amounts, shares in thousands)
Income (loss) from continuing operations	$(67)	$3,114	$3,394
Income from discontinued operations	–	444	38
Preferred dividends	(31)	(8)	–

Income (loss) applicable to common stockholders for basic EPS	(98)	3,550	3,432
Effect of dilutive securities	(5)	(3)	(4)

Net income (loss) applicable to common stockholders for diluted EPS	$(103)	$3,547	$3,428

Basic weighted average number of common shares outstanding	864,004	948,371	894,434
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	1,002	14,432	12,994
Common stock warrants	–	10,699	9,526
Convertible debt	1,177	1,550	1,955
Accelerated share repurchase program	–	354	329

Diluted weighted average number of common shares outstanding	866,183	975,406	919,238

Basic earnings per common share:
Income (loss) from continuing operations	$(0.11)	$3.27	$3.80
Income from discontinued operations	–	0.47	0.04

Net income (loss)	$(0.11)	$3.74	$3.84

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.12)	$3.18	$3.69
Income from discontinued operations	–	0.46	0.04

Net income (loss)	$(0.12)	$3.64	$3.73

        For the years ended December 31, 2007, 2006 and 2005, options to purchase an additional 44 million, 14.6 million and 12.1 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Also excluded from the computation of diluted earnings per share for the year ended December 31, 2007 because of their antidilutive effect were 141 million shares of common stock related to Series R Non-cumulative Perpetual Convertible Preferred Stock and 35 million shares of common stock related to common stock warrants and restricted stock granted under equity incentive programs.

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc., 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. The escrow was scheduled to expire on December 20, 2008, subject to certain limited extensions. In September 2007, the escrow agreement was amended to extend the expiration date to June 30, 2020. As a result of the amendment, in 2007, the Company received cash payments totaling $17.2 million from the escrow account, which holds both cash dividends paid on escrowed shares as well as interest accumulated on those cash dividends. Additionally, the Company is entitled during 2008 to receive quarterly cash

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments from the escrow, each in an amount equal to approximately 2% of the then value of the escrow. Thereafter, the Company is entitled to receive quarterly distributions from the escrow, each consisting of 130,435 shares of the Company's common stock and the dividends and interest then in the escrow that is attributable to such shares. The conditions under which the Company shares in the escrow can be released to certain of the former investors in Keystone Holdings and their transferees are related to the outcome of certain litigation and are not based on future earnings or market prices. At December 31, 2007, the conditions for releasing the shares from escrow to those investors and their transferees were not satisfied and therefore none of the shares in the escrow were included in the above computations.

Note 19:    Comprehensive Income

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006
Unrealized gain from securities:
Net unrealized gain from available-for-sale securities arising during the year	$28	$11	$17
Reclassification of net loss from available-for-sale securities included in net income	5	2	3
Amortization of market adjustment for mortgage-backed securities transferred in 1997 from available-for-sale to held-to-maturity	(6)	(3)	(3)

Net unrealized gain from securities, net of reclassification adjustments	27	10	17

Unrealized gain from cash flow hedging instruments:
Net unrealized loss arising during the year	(6)	(3)	(3)
Reclassification adjustment of losses included in income	139	53	86

Net unrealized gain from cash flow hedging instruments	133	50	83
Minimum pension liability adjustment	(2)	(1)	(1)

Other comprehensive income	$158	$59	$99

2007
Unrealized loss from securities:
Net unrealized loss from available-for-sale securities arising during the year	$(104)	$(39)	$(65)
Reclassification of net gain from available-for-sale securities included in net income	(56)	(21)	(35)

Net unrealized loss from securities, net of reclassification adjustments	(160)	(60)	(100)

Unrealized gain from cash flow hedging instruments:
Net unrealized gain arising during the year	5	2	3
Reclassification adjustment of losses included in income	65	25	40

Net unrealized gain from cash flow hedging instruments	70	27	43
Amortization and deferral of gains, losses and prior service costs from defined benefit plans	(19)	(4)	(15)

Other comprehensive loss	$(109)	$(37)	$(72)

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents accumulated other comprehensive income (loss) balances:

	Net Unrealized Gain (Loss) From Available- for-Sale Securities	Net Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Amortization Adjustment for Mortgage-backed Securities Transferred in 1997	Pension Adjustments		Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2005	$(87)	$(134)	$3	$(17)		$(235)
Net change	20	83	(3)	(1)		99
Adoption of new accounting standards	6 (1)	–	–	(157	)(2)	(151)

Balance, December 31, 2006	(61)	(51)	–	(175)		(287)
Net change	(100)	43	–	(15)		(72)

Balance, December 31, 2007	$(161)	$(8)	$–	$(190)		$(359)

(1)
Related to the adoption of Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.
(2)
Related to the adoption of Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

Note 20:    Regulatory Capital Requirements and Dividend Restrictions

        Washington Mutual, Inc. is not currently subject to any regulatory capital requirements, but each of its banking subsidiaries is subject to Office of Thrift Supervision ("OTS") capital requirements. The capital adequacy requirements are quantitative measures established by regulations that require WMB and WMBfsb to maintain minimum amounts and ratios of capital. The OTS requires WMB and WMBfsb to maintain minimum ratios of adjusted Tier 1 and total risk-based capital to total risk-weighted assets, as well as Tier 1 capital to adjusted total assets (leverage) and tangible equity to tangible assets.

        Federal law and regulations establish minimum capital standards. Under the OTS regulations, an institution is required to maintain a leverage ratio of Tier 1 capital to adjusted total assets of at least 4.00%, an adjusted Tier 1 risk-based capital to total risk-weighted assets ratio of at least 4.00% and a total risk-based capital to total risk-weighted assets ratio of at least 8.00%. In addition, the Company's banking subsidiaries are required to have a tangible equity to tangible assets ratio of at least 1.50%. Federal law and regulations also establish five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution is treated as well-capitalized if its ratio of total risk-based capital to total risk-weighted assets is 10.00% or more, its ratio of adjusted Tier 1 capital to total risk-weighted assets is 6.00% or more, its leverage ratio is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital to total risk-weighted assets ratio of not less than 8.00%, an adjusted Tier 1 capital to total risk-weighted assets ratio of not less than 4.00%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.00%. An institution is undercapitalized if its total risk-based capital to total risk-weighted assets ratio is less than 8.00%, or its adjusted Tier 1 capital to total risk-weighted assets capital ratio is less than 4.00%, or (unless it is in the most highly-rated category) its leverage ratio is less than 4.00%. An institution is treated as significantly undercapitalized if its total risk-based

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capital to total risk-weighted assets ratio is less than 6.00%, or its adjusted Tier 1 capital to total risk-weighted assets ratio is less than 3.00%, or its leverage ratio is less than 3.00%. Any institution with a tangible equity to tangible assets ratio of 2.00% or less will be considered critically undercapitalized.

        Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized. Failure by any of the Company's banking subsidiaries to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to regulatory enforcement actions against such institutions including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, OTS approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

        The regulatory capital ratios calculated for WMB and WMBfsb, along with the capital amounts and ratios for the minimum regulatory requirement and the minimum amounts and ratios required to be categorized as well-capitalized under the regulatory framework for prompt corrective action were as follows:

	December 31, 2007
	Actual		Minimum Regulatory Requirement			Minimum to be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMB
Total risk-based capital to total risk-weighted assets	$30,544	12.22%	$19,995	8.00%		$24,994	10.00%
Adjusted Tier 1 capital to total risk-weighted assets	20,809	8.33	9,998	4.00		14,996	6.00
Tier 1 leverage	22,406	7.05	12,708	4.00	(1)	15,885	5.00
Tangible equity to tangible assets	22,093	6.96	6,348	>2.00		n/a	n/a
WMBfsb
Total risk-based capital to total risk-weighted assets	29,781	146.30	1,629	8.00		2,036	10.00
Adjusted Tier 1 capital to total risk-weighted assets	29,609	145.45	814	4.00		1,221	6.00
Tier 1 leverage	29,650	68.95	1,720	4.00	(1)	2,150	5.00
Tangible equity to tangible assets	29,650	68.95	860	>2.00		n/a	n/a

(1)
The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2006
	Actual		Minimum Regulatory Requirement			Minimum to be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in millions)
WMB
Total risk-based capital to total risk-weighted assets	$32,005	12.56%	$20,380	8.00%		$25,475	10.00%
Adjusted Tier 1 capital to total risk-weighted assets	22,136	8.69	10,190	4.00		15,285	6.00
Tier 1 leverage	23,845	7.10	13,430	4.00	(1)	16,787	5.00
Tangible equity to tangible assets	23,452	6.99	6,707	>2.00		n/a	n/a
WMBfsb
Total risk-based capital to total risk-weighted assets	31,374	274.89	913	8.00		1,141	10.00
Adjusted Tier 1 capital to total risk-weighted assets	31,292	274.17	457	4.00		685	6.00
Tier 1 leverage	31,340	81.62	1,536	4.00	(1)	1,920	5.00
Tangible equity to tangible assets	31,340	81.62	768	>2.00		n/a	n/a

(1)
The minimum leverage ratio guideline is 3% for financial institutions that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rate, strong banking organizations.

        WMB and WMBfsb met all capital adequacy requirements as of December 31, 2007 and 2006 to which they were subject. Additionally, as of the most recent notifications from the OTS, the OTS individually categorized WMB and WMBfsb as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the well-capitalized status of WMB and WMBfsb.

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

        OTS regulations limit the ability of savings associations to pay dividends and make other capital distributions. WMB and WMBfsb must file an application or notice with the OTS at least 30 days before the proposed payment of a dividend or payment of a proposed capital distribution because they are subsidiaries of a savings and loan holding company. At the present time, WMB and WMBfsb must file an application for approval with the OTS under this requirement. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions, if, after giving effect to the proposed capital distribution, the association's capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject.

        The Company's retained earnings at December 31, 2007 included a pre-1988 thrift bad debt reserve for tax purposes of $2.22 billion for which no federal income taxes have been provided. In the future, if the thrift bad debt reserve is required to be reclassified for tax purposes, the Company will incur a federal income tax liability, at the then prevailing corporate income tax rate, to the extent of such subsidiaries' pre-1988 thrift bad debt reserve. As a result, the Company's ability to pay dividends

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in excess of current earnings may be limited. See Note 14 to the Consolidated Financial Statements – "Income Taxes" for additional discussion.

Note 21:    Stock-Based Compensation Plans and Shareholder Rights Plan

        Effective January 1, 2003 and in accordance with the transitional guidance of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure ("Statement No. 148"), the Company elected to prospectively apply the fair value method of accounting for stock-based awards granted after December 31, 2002. Effective January 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment ("Statement No. 123R"), using the modified prospective application transition method. Since the Company had already adopted Statement No. 148 and substantially all stock-based awards granted prior to its adoption were fully vested at December 31, 2005, Statement No. 123R did not have a significant effect on the Consolidated Statements of Income or the Consolidated Statements of Financial Condition. Prior to the Company's adoption of Statement No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows in the Consolidated Statements of Cash Flows. Statement No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

        Net income for the years ended December 31, 2007, 2006 and 2005 included $159 million, $215 million and $161 million of compensation costs and $60 million, $81 million and $62 million of income tax benefits related to the Company's stock-based compensation arrangements. As the Company elected to use the modified prospective application method, results for the year ended December 31, 2005 do not reflect any restated amounts.

  2003 Equity Incentive Plan

        In February 2003, the Board of Directors adopted the 2003 Equity Incentive Plan ("2003 EIP"). On April 15, 2003, the shareholders approved the adoption of the 2003 EIP, which replaced the 1994 Stock Option Plan ("1994 Plan") and the Company's Equity Incentive Plan. Under the 2003 EIP, all of the Company's employees, officers, directors and certain consultants, agents, advisors and independent contractors are eligible to receive awards. Awards which may be granted under the 2003 EIP include stock options, stock appreciation rights, restricted stock and stock units, performance shares and performance units and other stock or cash-based awards. The 2003 EIP is generally similar to the 1994 Plan and the Equity Incentive Plan, and does not affect the terms of any option granted under the 1994 Plan or stock or shares awarded under the Equity Incentive Plan. The maximum number of shares of Washington Mutual common stock available for grant under the 2003 EIP is 109,919,426, which includes authorized shares not issued or subject to outstanding awards under the Company's 1994 Plan or Equity Incentive Plan.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  1994 Stock Option Plan

        Under the 1994 Stock Option Plan, options to purchase shares of Washington Mutual common stock were granted to officers, directors, consultants and advisors of the Company. Under the 1994 Plan, the exercise price of the options was equal to the fair market value of Washington Mutual's common stock on the date of the grant. The options generally vested on a graded schedule over one to three years, depending upon the terms of the grant, and expire five to ten years from the grant date. The 1994 Plan originally provided for the granting of options to purchase a maximum of 27,000,000 shares of common stock. During 2000, the Board of Directors amended, and the Company's shareholders approved, an increase in the maximum number of shares of common stock available for grant to 45,000,000.

  WAMU Shares Stock Option Plans

        From time to time, the Board of Directors approved grants of nonqualified stock options to certain groups of employees. The grants were made pursuant to a series of plans, collectively known as "WAMU Shares." The aggregate number of shares authorized by the Board of Directors for grants under the WAMU Shares plans was 14,511,900. On October 16, 2002, the Board amended the 1999 WAMU Shares and the 2001 WAMU Shares plans to allow grants to a broader group of employees, including management, so that some of the authorized but unissued options could be granted to eligible employees as part of the annual grant in December 2002. Generally, eligible full-time and part-time employees on the award dates were granted options to purchase shares of Washington Mutual common stock. The exercise price for all grants is the fair market value of Washington Mutual's common stock on the grant date, and all options vested one to three years after that date and expire five to ten years from the grant date.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Changes in the status of all stock option plans during the year ended December 31, 2007 were as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
1994 Stock Option Plan:
Outstanding at December 31, 2006	14,250,459	$31.62	4.34	$198
Exercised	(1,394,232)	33.22
Cancelled	(480,077)	30.31

Outstanding at December 31, 2007	12,376,150	31.49	3.55

Outstanding options exercisable as of December 31, 2007	12,376,150	31.49	3.55
WAMU Shares Stock Option Plan:
Outstanding at December 31, 2006	2,651,123	$36.95	3.98	$23
Exercised	(437,962)	37.29
Forfeited	(1,550)	37.81
Cancelled	(623,858)	37.77

Outstanding at December 31, 2007	1,587,753	36.53	4.53

Outstanding options exercisable as of December 31, 2007	1,587,753	36.53	4.53
Acquired Plans:
Outstanding at December 31, 2006	5,374,769	$61.57	3.75	$55
Exercised	(885,571)	23.77
Cancelled	(261,912)	62.64

Outstanding at December 31, 2007	4,227,286	69.43	2.74

Outstanding options exercisable as of December 31, 2007	4,227,286	69.43	2.74
2003 Equity Incentive Plan:
Outstanding at December 31, 2006	20,465,439	$41.68	7.78	$78
Granted	7,766,113	44.29
Exercised	(994,092)	40.73
Forfeited	(1,566,803)	43.36
Cancelled	(191,313)	41.68

Outstanding at December 31, 2007	25,479,344	42.41	7.29

Options vested or expected to vest as of December 31, 2007	24,321,312	42.40	7.22
Outstanding options exercisable as of December 31, 2007	12,843,279	41.18	6.10

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of the options granted under the Company's stock option plans was estimated on the date of the grant using a binomial model that used the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company's stock, the historical volatility of the Company's stock and other factors. Employees that have similar historical exercise behavior are grouped together for valuation purposes. The risk-free interest rate for periods within the contractual life of the option is based on the rate available on zero-coupon government issues in effect at the time of the grant. The expected term of options granted is derived from historical exercise behavior combined with possible option lives based on remaining contractual terms of unexercised and outstanding options. The range of expected life given below results from certain groups of employees exhibiting different behavior.

	Year Ended December 31,
	2007	2006	2005
Weighted average grant-date fair value:
2003 Equity Incentive Plan	$7.33	$8.06	$8.29
Dividend yield	4.00-5.40%	4.70%	4.15-4.32%
Expected volatility	21.00-62.40	20.90-25.50	20.85-30.74
Risk-free interest rate	3.60-5.04	4.22-5.02	3.55-4.50
Expected life (in years)	5.2-6.3	5.1-6.2	2.5-7.0

        The total intrinsic value of options exercised under the plans during the years ended December 31, 2007, 2006 and 2005 was $36 million, $153 million and $171 million. As of December 31, 2007, there was $55 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years.

        Cash received from stock options exercised and the income tax benefits from stock options exercised for the year ended December 31, 2007 were $124 million and $34 million.

  2003 Equity Incentive Plan – Restricted Stock, Performance Shares and Restricted Stock Units

        The 2003 EIP and one of its predecessor plans, the Equity Incentive Plan, permit grants of restricted stock, with or without performance-based vesting restrictions, for the benefit of all employees, officers, directors, and certain consultants, agents, advisors, and independent contractors of the Company. The restricted stock awards granted in 2007 to certain executive officers contain performance conditions that will determine the number of shares eligible to vest. Vesting of these awards will be over three years, but only to the extent of the achievement of the performance conditions in 2007. Once the performance results are known, any shares not eligible to vest will be forfeited. In 2005, the Company granted a special performance-based restricted stock award to certain executive officers. Vesting of this award is tied to the Company's performance against a five year strategic plan. Compensation expense for awards with performance conditions is recorded only when it is probable that the performance conditions for vesting will be met. The Company measures the fair value of the 2003 EIP restricted stock awards based upon the market price of the underlying common stock as of the date of grant. The 2003 EIP restricted stock awards are amortized over their applicable vesting period (generally three to five years) using the straight-line method.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the status and changes in restricted stock awards issued under both plans:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards:
Nonvested balance at December 31, 2006	6,388,651	$42.26
Granted	4,197,853	44.51
Vested	(2,558,555)	42.27
Forfeited	(932,629)	43.01

Nonvested balance at December 31, 2007	7,095,320	42.48

        As of December 31, 2007, there was $167 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.8 years.

        During the years ended December 31, 2006 and 2005, 2003 EIP restricted stock awards of 4.0 million and 4.2 million were granted with a weighted average grant-date per share fair value of $43.38 and $40.54. The fair value of EIP restricted stock awards vested during the years ended December 31, 2006 and 2005 was $112 million and $48 million.

        The 2003 EIP also allows for awards denominated in units of stock ("Performance Shares"). Performance Shares are paid out at the end of a three-year period only if the Company achieves specified performance and market goals compared with the performance of a peer group in the S&P Financial Index. Payout of Performance Shares is in the form of cash or shares of the Company's common stock at the Company's discretion unless the employee has elected to defer receipt of the payout. In such case, the final payout will be in cash. The periodic compensation cost related to the awards is based on the fair value of the award at each reporting period. The fair value of Performance Shares is estimated at each reporting date utilizing a Monte Carlo valuation methodology to determine the value of the market condition, which is combined with the estimated value of the performance conditions.

        The following table presents the status and changes in Performance Shares awards:

	Units	Weighted Average Grant-Date Fair Value
Performance Shares awards:
Nonvested balance at December 31, 2006	1,418,367	$42.55
Granted	597,350	44.32
Cancelled	(544,652)	39.53
Forfeited	(106,943)	44.73

Nonvested balance at December 31, 2007	1,364,122	44.36

        As of December 31, 2007, there was $356,000 of total unrecognized compensation cost related to unvested Performance Shares. The cost is expected to be recognized over a weighted average period of 1.9 years.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the years ended December 31, 2006 and 2005, Performance Shares awards of 545,809 units and 489,857 units were granted with a weighted average grant-date per share fair value of $46.21 and $42.17. The total fair value of Performance Shares awards vested during the years ended December 31, 2006 and 2005 was zero.

        The 2003 EIP also allows for awards denominated in units of stock with no performance conditions (Restricted Stock Units or "RSUs"). The Company first granted RSUs to employees in 2007. The RSUs represent the right to receive up to the number of shares of common stock at vesting and does not represent the right to receive dividends or other distributions paid on shares of stock during the vesting period. The Company measures the fair value of the RSUs based upon the market prices of the underlying common stock as of the date of grant, adjusted to exclude the value of expected dividends. The RSUs are amortized over their applicable vesting period (generally three years) using the straight-line method.

        The following table presents the status and changes in Restricted Stock Unit awards:

	Units	Weighted Average Grant-Date Fair Value
Restricted Stock Unit awards:
Nonvested balance at December 31, 2006	–	$–
Granted	835,212	36.93
Vested	(13,080)	36.79
Forfeited	(44,734)	36.79

Nonvested balance at December 31, 2007	777,398	36.94

        As of December 31, 2007, there was $20 million of total unrecognized compensation cost related to unvested Restricted Stock Unit awards. The cost is expected to be recognized over a weighted average period of 2.2 years.

  Long-term Cash Incentive Program

        The Long-term Cash Incentive Program ("LTCIP"), initiated during 2005, provides eligible employees the opportunity to earn cash awards aligned with the Company's common stock performance over a three-year period. Participants are awarded a number of units and on each of the three award anniversaries, participants receive a cash payment equal to the value of one-third of the participant's units multiplied by the average closing price of the Company's common stock over a period preceding the award anniversary date. These awards are classified as liabilities and are valued at each reporting period, based on the closing price of the Company's common stock.

        The following table presents the status and changes in LTCIP awards:

	Units	Weighted Average Grant-Date Fair Value
LTCIP awards:
Nonvested balance at December 31, 2006	1,960,296	$42.16
Vested	(805,555)	41.95
Forfeited	(115,715)	42.11

Nonvested balance at December 31, 2007	1,039,026	42.32

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2007, there was $4 million of total unrecognized compensation cost related to unvested LTCIP awards. The cost is expected to be recognized over a weighted average period of 0.9 years. Cash used to settle vested LTCIP awards was $33 million for the year ended December 31, 2007.

        During the years ended December 31, 2006 and 2005, LTCIP awards of 1.3 million units and 1.5 million units were granted with a weighted average grant-date per share fair value of $43.09 and $40.91. The total fair value of LTCIP awards vested during the years ended December 31, 2006 and 2005 was $21 million and de minimis.

  Employee Stock Purchase Plan

        The Employee Stock Purchase Plan ("ESPP") allows qualifying employees to purchase Washington Mutual common stock at a 5% discount from the price at the end of each quarterly offering period. The Company pays for the program's administrative expenses. Employees purchased 631,485 shares, 499,163 shares and 484,703 shares of the Company's common stock during the years ended December 31, 2007, 2006 and 2005. At December 31, 2007, 1.2 million shares were reserved for future issuance under this plan.

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

Note 22:    Employee Benefits Programs and Other Expense

        On December 31, 2006, the Company adopted FASB Statement No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans ("Statement No. 158"). This Statement requires the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial condition and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In 2006, the Company recorded the net impact on accumulated other comprehensive income from the adoption of Statement No. 158, after applicable income taxes of $103 million, of $157 million. Statement No. 158 also requires the Company to disclose additional information about certain effects on net periodic benefit cost expected to be recognized over the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition amounts.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company, as successor to previously acquired companies, maintains unfunded defined benefit postretirement plans (the "Other Postretirement Benefit Plans") that make medical and life insurance coverage available to eligible retired employees and their beneficiaries and covered dependents. The expected cost of providing these benefits to retirees, their beneficiaries and covered dependents was accrued during the years each employee provided services. The assumed healthcare cost trend rate will be 9.00% for 2008. This rate is expected to decrease 0.5% per year to the ultimate trend rate of 5.00% by 2016. A 1% change in assumed health care cost trend rates would not have a material impact on the service and interest cost or postretirement benefit obligation.

        Washington Mutual uses December 31 as the measurement date for its plans.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Obligations and funded status for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2007			2006
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Change in benefit obligation
Benefit obligation, beginning of year(1)	$1,570	$134	$53	$1,512	$138	$64
Interest cost	95	8	3	89	8	3
Service cost	83	3	–	86	2	–
Plan participants' contributions	–	–	4	–	–	4
Actuarial (gain) loss	(36)	3	(2)	(16)	(2)	(2)
Amendments	3	–	–	–	–	–
Curtailment gain	–	–	–	–	–	(8)
Benefits paid	(125)	(11)	(7)	(101)	(12)	(8)

Benefit obligation, end of year(1)	1,590	137	51	1,570	134	53

Change in plan assets
Fair value of plan assets, beginning of year	1,787	–	–	1,621	–	–
Actual return on plan assets	82	–	–	191	–	–
Employer contributions	491	11	3	76	12	4
Plan participants' contributions	–	–	4	–	–	4
Benefits paid	(125)	(11)	(7)	(101)	(12)	(8)

Fair value of plan assets, end of year	2,235	–	–	1,787	–	–

Funded status, end of year	$645	$(137)	$(51)	$217	$(134)	$(53)

(1)
The Pension Plan and Nonqualified Defined Benefit Plans benefit obligation represents the projected benefit obligation. The Other Postretirement Benefit Plans benefit obligation represents the accumulated benefit obligation.

        Amounts recognized in the Consolidated Statements of Financial Condition consist of:

	Year Ended December 31,
	2007			2006
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Other assets	$645	$–	$–	$217	$–	$–
Other liabilities	–	(137)	(51)	–	(134)	(53)

Net amount recognized	$645	$(137)	$(51)	$217	$(134)	$(53)

        Other assets of $645 million and $217 million at December 31, 2007 and 2006 reflect the net funded status of the Pension Plan as required by Statement No. 158.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Amounts recorded in accumulated other comprehensive income that have not been recognized as components of net periodic benefit cost consisted of the following:

	Year Ended December 31,
	2007			2006
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Net loss (gain)	$233	$26	$(19)	$209	$23	$(18)
Prior service cost	58	6	–	65	7	–

Net amount recorded	$291	$32	$(19)	$274	$30	$(18)

        The accumulated benefit obligation for the Pension Plan and Nonqualified Defined Benefit Plans was $1.39 billion and $133 million at December 31, 2007 and $1.36 billion and $129 million at December 31, 2006.

        Components of net periodic benefit cost and other amounts recognized in other comprehensive income for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2007			2006
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Net periodic benefit cost:
Interest cost	$95	$8	$3	$89	$8	$3
Service cost	83	3	–	86	2	–
Expected return on plan assets	(142)	–	–	(129)	–	–
Amortization of prior service cost	10	1	–	10	1	–
Recognized net actuarial loss (gain)	–	1	(1)	17	1	(1)

Net periodic benefit cost	46	13	2	73	12	2

Other changes in plan assets and other benefit obligation recognized in other comprehensive income:
Current year actuarial loss (gain)	24	4	(2)	–	–	–
Amortization of actuarial (loss) gain	–	(1)	1	–	–	–
Current year prior service cost	3	–	–	–	–	–
Amortization of prior service cost	(10)	(1)	–	–	–	–
Change in additional minimum liability	–	–	–	–	(3)	–

Total recognized in other comprehensive income (loss)	17	2	(1)	–	(3)	–

Total recognized in net periodic benefit cost and other comprehensive income	$63	$15	$1	$73	$9	$2

Unrecognized cost (credit) upon adoption of Statement No. 158				$274	$4	$(18)

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2005
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Net periodic benefit cost:
Interest cost	$86	$8	$4
Service cost	79	1	1
Expected return on plan assets	(118)	–	–
Amortization of prior service cost (credit)	9	1	(1)
Amortization of net loss	–	–	1
Recognized net actuarial loss (gain)	15	1	(1)

Net periodic benefit cost	71	11	4

Other changes in plan assets and other benefit obligation recognized in other comprehensive income:
Change in additional minimum liability	–	2	–

Total recognized in other comprehensive income	–	2	–

Total recognized in net periodic benefit cost and other comprehensive income	$71	$13	$4

        The estimated net loss and prior service cost for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2 million and $11 million. The estimated net loss and prior service cost for the Nonqualified Defined Benefit Plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1 million and $1 million. The estimated net gain and prior service credit for the Other Postretirement Benefit Plans that will be amortized over the next fiscal year are $1 million and de minimis.

        Weighted-average assumptions used to determine benefit obligations for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Year Ended December 31,
	2007			2006
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
Discount rate	6.40%	6.05%	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	9.63	n/a	n/a	5.50	n/a	n/a

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
	2005
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
Discount rate	5.90%	5.90%	5.90%
Rate of compensation increase	5.50	n/a	n/a
Expected long-term return on plan assets	8.00	n/a	n/a

        The discount rate is determined through a review of a portfolio of investment grade corporate bonds with durations matching the expected durations of the Pension Plan liabilities. The expected long-term rate of return assumption was developed using a policy framework that includes an annual review of several factors including an analysis of historical asset returns, gauging market consensus, historical returns of the Pension Plan's portfolio, reviewing longer-term historical asset returns and incorporating the results of asset return models.

        It is within the Company's Investment Policy Statement that the asset return assumptions chosen for the upcoming year are maintained so long as the actual long-term asset return experience is not significantly different from the past assumed asset rate of return and that there is no significant change in the targeted asset allocation or in the selection of investment managers.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Pension Plan's weighted-average asset allocation at December 31, 2007 and 2006 by asset category was as follows:

	Pension Plan Assets At December 31,(1)
	2007	2006
Asset Category
Fixed income securities	36%	32%
Cash and equivalents	2	5
Domestic equities:
Large cap	35	33
Small/mid cap	6	7
International equities	13	16
Alternative investments	8	7

Total	100%	100%

(1)
The Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans had no plan assets at December 31, 2007 and 2006.

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

        The portfolio strategy will seek total return, defined as all income, gains and losses, whether realized or unrealized, over a long-term basis and defined as five years or more. At a minimum, the total return objective for all managers in the aggregate is to meet or exceed the Plan's long-term rate of return assumption.

        Given the investment objectives of the Pension Plan and the Plan Investment Committee's risk tolerance, the Committee has set certain long-range target asset allocation percentages. The Investment Policy Statement provides for portfolio rebalancing, as appropriate when an asset category falls outside a target range. The target asset allocation percentages are as follows:

	Target	Minimum	Maximum
Fixed income securities and cash equivalents	35%	28%	42%
Domestic equities	43	39	47
International equities	12	9	15
Alternative investments	10	–	15

        The Pension Plan assets include Washington Mutual, Inc.'s common stock and fixed income securities of $4 million or 0.17% of total plan assets, and $7 million, or 0.39% of total plan assets at December 31, 2007 and 2006.

        Washington Mutual expects to contribute $80,000, $12 million and $6 million to the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans in 2008.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
2008	$111	$12	$6
2009	117	11	5
2010	124	11	5
2011	131	27	5
2012	135	10	5
2013-2017	733	73	20

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

        In connection with the acquisition of Providian, the Company assumed the Providian Financial Corporation 401(k) Plan, which was available to substantially all Card Services employees. Providian's 401(k) Plan offers safe-harbor matching contributions and discretionary retirement contributions to eligible plan participants. Providian's 401(k) Plan was merged into WaMu Savings Plan on April 1, 2006.

        Company contributions to savings plans were $75 million, $73 million and $77 million in 2007, 2006 and 2005.

        Other Account Balance Plans.    The Company sponsors supplemental employee and executive retirement plans for the benefit of certain officers. The plans are designed to supplement the benefits that are accrued under the Pension Plans.

  Other Expense

        Postage expense exceeded 1% of total interest income and noninterest income and is not otherwise shown separately in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements. For the years ended December 31, 2007, 2006 and 2005, postage expense was $417 million, $471 million and $293 million.

Note 23:    Derivative Financial Instruments

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Fair value hedges

        The risk of holding assets or liabilities that have a fixed element (price, rate, currency or index) creates exposure to changes in fair value due to changes in interest rates or exchange rates. As part of its asset/liability management activities, the Company holds certain fixed-rate investment securities and borrowings. The Company uses pay-fixed and receive-fixed swaps to synthetically convert these instruments to floating rate and reduce the risk of interest rate changes impacting fair value. The fair values of these derivatives are reported in other assets and other liabilities. In addition, the Company enters into foreign currency swaps to hedge its exposure to foreign exchange risk and interest rate risk associated with the issuance of non U.S. dollar denominated debt. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in interest income or interest expense. For the year ended December 31, 2007, the net gain recognized in earnings due to hedge ineffectiveness of the fair value hedges of investment securities and borrowings was de minimis. For the years ended December 31, 2006 and 2005, the amount was $1 million.

        The Company applied fair value hedge accounting treatment, as prescribed by Statement No. 133, as amended, to most of its MSR for all periods in 2005. At December 31, 2005, the fair value of the derivatives that qualified for fair value hedge accounting treatment was reported in other assets and other liabilities with changes in the fair value reported in net MSR valuation adjustments. For the year ended December 31, 2005, the net gains recognized in earnings due to hedge ineffectiveness of the fair value hedges of MSR were $22 million. Beginning January 1, 2006, the Company discontinued the application of fair value hedge accounting with the adoption of Statement No. 156 and the election of the fair value method of accounting for its mortgage servicing assets.

        Home loans held for sale expose the Company to interest rate risk. The Company manages the interest rate risk associated with home loans held for sale predominantly by entering into forward sales agreements and, to a lesser extent, interest rate swaps, swaptions and interest rate futures contracts. Certain of these derivative instruments are accounted for as fair value hedges of loans held for sale. The fair value of these derivatives is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in gain from mortgage loans. Changes in the value of derivative instruments for which the Company did not achieve or did not attempt to achieve hedge accounting

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

treatment are reported in revaluation gain/loss from derivatives. For the years ended December 31, 2007, 2006 and 2005, the Company recognized net losses of $6 million, $21 million and $11 million in earnings due to hedge ineffectiveness of fair value hedges of home loans held for sale.

        The Company also originates fixed-rate multi-family and commercial real estate loans for sale in the secondary market to investors. To mitigate the interest rate risks associated with this loan portfolio, the Company enters into interest rate swap agreements where the Company pays a fixed rate of interest and receives a variable rate of interest. These pay-fixed swaps are accounted for as fair value hedges of loans held for sale. The fair value of these interest rate swaps is reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item are reported in other noninterest income. The net gains recognized in earnings due to hedge ineffectiveness of fair value hedges of multi-family and commercial real estate loans held for sale were $5 million for the years ended December 31, 2007 and 2006 and $12 million for the year ended December 31, 2005.

        During the years ended December 31, 2006 and 2005, the Company also mitigated the interest rate risks associated with fixed-rate mortgage-backed securities with interest rate swap agreements where the Company paid a fixed rate of interest (pay-fixed swaps). These pay-fixed swaps were accounted for as fair value hedges of mortgage-backed securities. The fair value of these interest rate swaps was reported in other assets and other liabilities. Changes in the fair value of the hedging derivative and offsetting changes in fair value attributable to the hedged risk of the hedged item was reported in other noninterest income. The amount the Company recognized in earnings due to hedge ineffectiveness of fair value hedges of mortgage-backed securities was de minimis for the years ended December 31, 2006 and 2005.

        All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness.

  Cash flow hedges

        The risk of holding assets and liabilities that have a variable element (price, cost or interest rate) creates exposure to the variability or uncertainty of future cash flows due to changes in interest rates. As part of its asset/liability management activities, the Company holds certain adjustable-rate loans and borrowings. The Company uses receive-fixed and pay-fixed swaps to synthetically convert these instruments to fixed rate and reduce the variability or uncertainty of future cash flows due to changes in interest rates. The fair values of these derivatives are reported in other assets and other liabilities and the effective portion of the derivative's gain or loss is recorded in other comprehensive income. For hedges against adjustable-rate loans and borrowings, amounts reported in accumulated other comprehensive income are subsequently reclassified to interest income or expense during the same period in which the hedged item affects earnings.

        The Company will also enter into cash flow hedges to hedge the forecasted sale of a portfolio of fixed-rate multi-family and non-residential loans using interest rate swaps, none of which were entered into by the Company during 2007. The fair values of these derivatives are also reported in other assets and other liabilities. For the hedges against the forecasted sale of loans, amounts recorded in accumulated other comprehensive income are subsequently reclassified into other noninterest income during the same period in which the hedged item affects earnings. For the years ended December 31, 2006 and 2005, the Company recognized net losses of $3 million and $6 million in earnings due to hedge ineffectiveness of cash flow hedges.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2007, accumulated other comprehensive income included $4 million of deferred after-tax net gains related to derivative instruments designated as cash flow hedges of adjustable-rate liabilities that are expected to be reclassified into earnings during the next twelve months, as compared with $49 million and $102 million of deferred after-tax net losses related to derivative instruments designated as cash flow hedges at December 31, 2006 and 2005.

        All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness.

  Risk management derivatives

        In addition to investment securities that are held for MSR risk management purposes, the Company enters into a combination of derivatives to manage changes in fair value of its MSR. These derivatives include interest rate swaps, swaptions, futures, options, forward rate agreements and forward purchase commitments. The fair value of the derivatives used to hedge the MSR is reported in other assets and other liabilities. The changes in the fair value of these derivatives are reported in revaluation gain/loss from derivatives economically hedging MSR.

        The Company utilizes derivative instruments for asset/liability risk management purposes which do not qualify for hedge accounting treatment. These risk management derivatives may include, but are not limited to, interest rate swaps, swaptions, basis swaps, foreign currency swaps, caps and corridors. The fair value of these derivatives is reported in other assets and other liabilities. The changes in the fair value of these derivatives are reported in other noninterest income.

        The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At inception of the financial instrument, the Company determines whether an embedded derivative is required to be accounted for separately as a derivative. As of December 31, 2007 and 2006, the Company's embedded derivatives are considered clearly and closely related to the host contracts and are not required to be separated from their host contracts.

  Derivative Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered within the fair value measurement of the instrument. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net." At December 31, 2007 and 2006, the gross positive fair value of the Company's derivative financial instruments was $2.04 billion and $618 million. The Company's master netting agreements at December 31, 2007 and 2006 reduced the exposure to this gross positive fair value by $331 million and $339 million. The Company's collateral against derivative financial instruments was $1.28 billion and $16 million at December 31, 2007 and 2006. Accordingly, the Company's net exposure to derivative counterparty credit risk at December 31, 2007 and 2006 was $435 million and $263 million.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24:    Fair Value of Financial Instruments

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company's fair value measurements are estimated based on assumptions that market participants would use in pricing the asset or liability and are based on market data obtained from independent sources where available. However, in certain cases where an active secondary market does not exist, the Company uses internal valuation models to estimate the fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, market volatilities and pricing spreads utilizing market-based inputs where readily available. These valuations are the Company's estimates, and are often calculated based on internal valuation policies, the economic and competitive environment, estimates of future loss experience, the risk characteristics of the financial instruments and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the instruments in a current market exchange.

        The degree of management judgment involved in estimating the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data, little, if any, subjectivity is applied when estimating the instrument's fair value. When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The table below presents the carrying value and fair value of the Company's financial instruments at December 31, 2007 and 2006 in accordance with FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments ("Statement No. 107"):

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial Assets:
Cash and cash equivalents	$9,560	$9,560	$6,948	$6,948
Federal funds sold and securities purchased under agreements to resell	1,877	1,877	3,743	3,743
Trading assets	2,768	2,768	4,434	4,434
Available-for-sale securities	27,540	27,540	24,978	24,978
Loans held for sale	5,403	5,547	44,970	45,060
Loans held in portfolio, net of allowance for loan losses	241,815	226,327	223,330	221,401
Investment in FHLBs	3,351	3,351	2,705	2,705
MSR	6,278	6,278	6,193	6,193
Derivatives, included in other assets	2,093	2,093	748	748

Total financial assets	$300,685	$285,341	$318,049	$316,210

Financial Liabilities:
All other deposits(1)	$109,069	$109,069	$118,874	$118,874
Time deposits	72,857	73,293	95,082	95,101
Federal funds purchased and commercial paper	2,003	2,003	4,778	4,778
Securities sold under agreements to repurchase	4,148	4,148	11,953	11,953
Advances from FHLBs	63,852	63,965	44,297	44,283
Other borrowings	38,958	35,597	32,852	32,874
Derivatives, included in other liabilities	408	408	1,081	1,081

Total financial liabilities	$291,295	$288,483	$308,917	$308,944

(1)
Includes checking deposits, savings deposits and money market deposits.

  Limitations of Fair Value Disclosure

      In accordance with Statement No. 107, the Company has not included certain material items in this disclosure, such as the value of the long-term relationships with its deposit and credit card customers, since these intangibles are not financial instruments. The table also excludes the values of leases and pension and benefit obligations, as well as other non-financial assets and liabilities such as premises and equipment, net tax assets/liabilities, real estate held for investment, foreclosed assets and goodwill. In addition, the value of the servicing rights for loans sold in which the MSR has not been capitalized is excluded.

      Also, as required, the disclosure excludes:

•
the tax ramifications related to the realization of unrealized gains and losses;

•
any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument; and

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
the excess fair value associated with deposits with no fixed maturity.

      The items excluded are integral to a full assessment of the Company's financial position and the value of its net assets. Accordingly, the total of the fair value estimates presented do not represent, and should not be construed to represent, the underlying value of the Company.

  Methods and Assumptions

      The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of December 31, 2007 and 2006:

      Cash and cash equivalents – The Company considers the carrying amounts of cash and cash equivalents carried at cost, including cash on hand, amounts due from banks, U.S. Treasury bills, overnight investments and commercial paper with maturities, when purchased, of three months or less, to approximate fair value due to their short-term nature and minimal credit risk.

      Federal funds sold and securities purchased under agreements to resell – The carrying amount represents fair value. Federal funds sold and securities purchased under resale agreements are investments of high liquidity and have characteristics similar to cash.

      Trading assets – Trading assets are carried at fair value. Fair value is based on quoted prices when available in an active market. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

      Available-for-sale securities – Available-for-sale securities are carried at fair value. Fair value is based on quoted prices when available in an active market. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. The fair values of available-for-sale securities are reported in Note 5 to the Consolidated Financial Statements – "Available-for-Sale Securities."

      Loans held for sale – The fair value of loans designated as held for sale is generally based on observable market prices of securities that have loan collateral or interests in loans that are similar to the held for sale loans or whole loan sale prices if formally committed. If market prices are not readily available, fair value is based on discounted cash flow models, which take into account expected prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans' interest rates.

      Loans held in portfolio – Loans held in portfolio at December 31, 2007 are those loans which the Company has the intent and ability to hold for the foreseeable future or until maturity. Even though the Company has no intent to sell these loans, GAAP requires disclosure of the fair value based on hypothetical sales transactions as of the balance sheet date. Accordingly, the fair values of loans held in portfolio reflect assumptions appropriate for a hypothetical sale in a market characterized by illiquidity and a deteriorating credit environment. However, the Company does not expect to realize these fair value losses by selling the loans, and the estimated fair values are lower than the Company believes are implied by its internal estimates of value based upon the total expected returns of the loans, including estimates of expected credit losses.

      Given the lack of liquidity in the secondary mortgage market at December 31, 2007, significant management judgment was necessary to estimate the fair value of loans held in portfolio. Fair values were estimated for groups of similar loans based upon type of loan and maturity. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair value of loans was estimated by discounting estimated cash flows using management's best estimate of

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market interest rates for similar collateral. The fair values of nonperforming loans were calculated by discounting estimated cash flows using discount rates commensurate with the risk associated with the cash flows. Management used assumptions that the Company believes market participants would have used in pricing the loans in a transaction to sell the loans as of the balance sheet date; these assumptions include high discount rates reflecting increased market risk premiums driven by the decline in liquidity for nonconforming mortgage loans, in particular subprime and home equity loans. As applicable, estimated cash flows included expected and unexpected credit loss projections that were consistent with market conditions at that date.

      Investment in FHLBs – FHLB stock does not have a readily determinable fair value as it is non-marketable and is required to be sold back at its par value. Accordingly, the fair value of FHLB stock is its par value which is also its carrying value.

      Mortgage Servicing Rights ("MSR") – The market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Accordingly, the Company uses an option-adjusted spread ("OAS") valuation approach to estimate the fair value of MSRs. This approach projects cash flows over multiple interest rate scenarios and discounts these cash flows using risk-adjusted discount rates. Additionally, an independent broker estimate of the fair value of the MSR is obtained quarterly along with other market based evidence. Management uses this information along with OAS valuation methodology to estimate the fair value of MSR. The fair values of MSRs are reported in Note 8 to the Consolidated Financial Statements – "Mortgage Banking Activities."

      Deposits – Statement No. 107 states that the fair value of deposits with no stated maturity, such as checking deposits, savings deposits and money market deposits, is equal to the amount payable on demand at the reporting date. Accordingly, the amount included for these deposits is their carrying value at December 31, 2007 and 2006. The fair value excludes the excess fair value of the unrecorded intangible asset associated with such deposits related to the relative stability of interest rates paid, even when market interest rates change, and the tendency of such deposits to remain with the Company despite changes in market interest rates.

      The fair value of deposits with stated maturities, such as time deposits, was determined using a projected cash flow methodology. Projected cash flows of these instruments adjusted for the projected future cost to service these balances, were discounted at the LIBOR swap curve.

      Federal funds purchased, commercial paper and securities sold under agreements to repurchase – The carrying amounts represent fair value due to the short-term nature of the financial instruments.

      Advances from FHLBs and other borrowings – Advances from FHLBs are valued using the discounted cash flow methodology. Projected future cash flows of these borrowings are discounted at LIBOR swap curve. Other borrowings were valued at observable traded prices. The pricing methodology relies on pricing derived from the most recent observable trades on these instruments. Where such prices are not observable, the instruments are priced based on their contractual exit values or a discounted cash flow methodology.

      Derivative financial instruments – Exchange-traded derivatives are valued using quoted prices. However, few classes of derivative contracts are listed on an exchange and thus the majority of the Company's derivative positions are valued using internally developed models that use, as their basis, readily observable market parameters. Derivatives that are normally traded less actively are valued based upon models with significant unobservable market parameters. See Note 23 to the Consolidated Financial Statements – "Derivative Financial Instruments" for further information.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25:    Financial Information – Washington Mutual, Inc.

        The following Washington Mutual, Inc. (parent only) financial information should be read in conjunction with the other Notes to Consolidated Financial Statements.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Interest Income
Notes receivable from subsidiaries	$4	$10	$27
Other interest income	5	5	5

Total interest income	9	15	32
Interest Expense
Borrowings	527	620	482

Total interest expense	527	620	482

Net interest expense	(518)	(605)	(450)

Net interest expense after provision for loan losses	(518)	(605)	(450)
Noninterest Income	–	11	32
Noninterest Expense	88	123	125

Net loss before income taxes, dividends from subsidiaries and equity in undistributed income (loss) of subsidiaries	(606)	(717)	(543)
Income taxes	(209)	(245)	(180)
Dividends from subsidiaries:
Bank subsidiary	4,620	7,200	875
Non-bank subsidiaries	1,936	10	130
Equity in undistributed income (loss) of subsidiaries	(6,226)	(3,180)	2,790

Net Income (Loss)	$(67)	$3,558	$3,432

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	Year Ended December 31,
	2007	2006
	(in millions)
Assets
Cash and cash equivalents	$4,436	$3,252
Available-for-sale securities	72	53
Notes receivable from subsidiaries:
Bank subsidiary	–	18
Non-bank subsidiaries	55	14
Investment in subsidiaries:
Bank subsidiary	26,393	–
Non-bank subsidiaries	1,105	32,442
Other assets	1,909	1,512

Total assets	$33,970	$37,291

Liabilities
Notes payable to non-bank subsidiaries	$307	$293
Borrowings	8,378	9,536
Other liabilities	701	493

Total liabilities	9,386	10,322
Stockholders' Equity	24,584	26,969

Total liabilities and stockholders' equity	$33,970	$37,291

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$(67)	$3,558	$3,432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	6,226	3,180	(2,790)
Increase in other assets	(295)	(43)	(592)
Increase (decrease) in other liabilities	375	(131)	93
Other	(4)	13	(1)

Net cash provided by operating activities	6,235	6,577	142
Cash Flows from Investing Activities
Purchase of available-for-sale securities	(23)	–	–
Proceeds from sales and maturities of available-for-sale securities	–	–	2
Origination and purchases of loans held in portfolio, net of principal payments	–	1	–
(Increase) decrease in notes receivable from subsidiaries	(23)	1,323	226
Investment in subsidiaries	(1,381)	(548)	(745)

Net cash provided (used) by investing activities	(1,427)	776	(517)
Cash Flows from Financing Activities
Proceeds from borrowings, net of repayments	(1,324)	(607)	1,878
Proceeds from issuance of preferred stock	2,900	492	–
Cash dividends paid on preferred and common stock	(1,960)	(1,986)	(1,709)
Repurchase of common stock	(3,497)	(3,039)	(921)
Other	257	258	391

Net cash used by financing activities	(3,624)	(4,882)	(361)

Increase (decrease) in cash and cash equivalents	1,184	2,471	(736)
Cash and cash equivalents, beginning of year	3,252	781	1,517

Cash and cash equivalents, end of year	$4,436	$3,252	$781

Note 26:    Operating Segments

        The Company has four operating segments for the purpose of management reporting: the Retail Banking Group, the Card Services Group, the Commercial Group and the Home Loans Group. The Company's operating segments are defined by the products and services they offer. The Retail Banking Group, the Card Services Group and the Home Loans Group are consumer-oriented while the Commercial Group serves commercial customers. In addition, the category of Corporate Support/Treasury and Other includes the community lending and investment operations; the Treasury function, which manages the Company's interest rate risk, liquidity position and capital; the Corporate Support function, which provides facilities, legal, accounting and finance, human resources and technology services; and the Enterprise Risk Management function, which oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risk.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The principal activities of the Retail Banking Group include: (1) offering a comprehensive line of deposit and other retail banking products and services to consumers and small businesses; (2) holding the substantial majority of the Company's held for investment portfolios of home loans, home equity loans and home equity lines of credit (but not the Company's held for investment portfolios of home loans, home equity loans and home equity lines of credit made to higher risk borrowers through the subprime mortgage channel); (3) originating home equity loans and lines of credit; and (4) providing investment advisory and brokerage services, sales of annuities and other financial services.

        Deposit products offered to consumers and small businesses include the Company's signature free checking and interest-bearing Platinum checking accounts, as well as other personal checking, savings, money market deposit and time deposit accounts. Many products are offered in retail banking stores and online. Financial consultants provide investment advisory and securities brokerage services to the public.

        On December 31, 2006, the Company sold its retail mutual fund management business, WM Advisors, Inc. The results of operations of WM Advisors for the years ended December 31, 2006 and 2005 are reported within the Retail Banking Group's results as discontinued operations and the gain on disposition of these discontinued operations, net of certain transaction expenses, is reported in the Corporate Support/Treasury and Other category.

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

        The principal activities of the Commercial Group include: (1) providing financing to developers and investors, or acquiring loans for the purchase or refinancing of multi-family dwellings and other commercial properties; (2) either holding multi-family and other commercial real estate loans in portfolio or selling these loans while retaining the servicing rights; and (3) providing deposit services to commercial customers.

        The principal activities of the Home Loans Group include: (1) the origination, fulfillment and servicing of home loans; (2) the origination, fulfillment and servicing of home equity loans and lines of credit; (3) managing the Company's capital markets operations, which includes the buying and selling of all types of real estate secured loans in the secondary market; and (4) holding the Company's held for investment portfolios of home loans, home equity loans and home equity lines of credit made to higher risk borrowers through the subprime mortgage channel.

        During the fourth quarter of 2007, the Company announced that, in response to a fundamental shift in the home mortgage market due to credit dislocation and a prolonged period of reduced capital

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

markets liquidity, it significantly changed the strategic focus of its Home Loans business to accelerate its alignment with the Company's retail banking operations. As part of these restructuring activities, the Company discontinued all remaining lending through its subprime mortgage channel, closed approximately 200 home loan locations, including 190 home loan centers and sales offices and nine home loans processing and call centers, eliminated approximately 2,600 positions in the Home Loans business, initiated the closure of WaMu Capital Corp., its institutional broker-dealer business, and began winding-down its mortgage banker finance warehouse lending operation.

        The segment offers a wide variety of real estate secured residential loan products and services. Such loans are held in portfolio by the Home Loans Group, sold to secondary market participants or transferred through inter-segment sales to the Retail Banking Group. During the second half of 2007, loans that historically had been transferred to the held for investment portfolio within the Retail Banking Group were retained within the held for investment portfolio within the Home Loans Group. The decision to retain or sell loans, and the related decision to retain or not retain servicing when loans are sold, involves the analysis and comparison of expected interest income and the interest rate and credit risks inherent with holding loans in portfolio, with the expected servicing fees, the size of the gain or loss that would be realized if the loans were sold and the expected expense of managing the risk related to any retained mortgage servicing rights.

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

  •
  costs that the Company's chief operating decision maker did not consider when evaluating the performance of the Company's four operating segments, including: (1) costs associated with the Company's productivity and efficiency initiatives; (2) costs related to the partial MSR sale in 2006; and (3) gain on the disposition of discontinued operations;

  •
  the impact of changes in the unallocated allowance for loan losses;

  •
  the net impact of funds transfer pricing for loan and deposit balances; and

  •
  items associated with transfers of loans from the Retail Banking Group to the Home Loans Group when home loans previously designated as held for investment are transferred to held for sale, such as lower of cost or fair value adjustments and the write-off of the inter-segment profit factor.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company uses various management accounting methodologies, which are enhanced from time to time, to assign certain balance sheet and income statement items to the responsible operating segment. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting. The management accounting process measures performance based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Methodologies that are applied to the measurement of segment profitability include:

  •
  a funds transfer pricing system, which allocates interest income funding credits and funding charges between the operating segments and the Treasury Division. A segment will receive a funding credit from the Treasury Division for its liabilities and its share of risk-adjusted economic capital. Conversely, a segment is assigned a charge by the Treasury Division to fund its assets. The system takes into account the interest rate risk profile of the Company's assets and liabilities and concentrates their sensitivities within the Treasury Division, where the risk profile is centrally managed. Certain basis and other residual risks are managed and reported in the operating segments;

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

  •
  the accounting for inter-segment transactions, which include the transfer from the Home Loans Group to the Retail Banking Group of certain originated home and home equity loans that are to be held in portfolio and a revenue arrangement between Home Loans and Retail Banking. When originated home and home equity loans are transferred to the Retail Banking Group, the Home Loans Group records a gain on the sale of the loans based on an assumed inter-segment profit factor. This profit factor is included in the book value of the transferred loans and is amortized as an adjustment to the net interest income recorded by the Retail Banking Group while the loan is held for investment. With the severe contraction in secondary mortgage market liquidity during the second half of 2007, the Company's chief operating decision maker determined that it was more relevant to measure the performance of the Home Loans Group without considering the assumed profit factor. Accordingly, home loans originated by the Home Loans Group during the second half of 2007 were retained within its portfolio, thereby not subjecting those loans to the inter-segment transfer profit factor. When a loan that was designated as held for investment within the Retail Banking Group is subsequently transferred to held for sale, the remaining inter-segment profit factor is written off through Corporate Support/Treasury and Other. When home loans initiated through retail banking stores are transferred to held for sale, the Retail Banking Group records a gain on the sale of those loans based on an assumed profit factor. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company's consolidated financial statements; and

  •
  a provisioning methodology that is consistent with that used in financial accounting.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Financial highlights by operating segment were as follows:

	Year Ended December 31, 2007
					Corporate Support/ Treasury and Other	Reconciling Adjustments
	Retail Banking Group	Card Services Group(1)	Commercial Group	Home Loans Group
						Securitization(2)	Other		Total
	(in millions)
Condensed income statement:
Net interest income (expense)	$5,142	$2,659	$820	$878	$(86)	$(1,783)	$547	(3)	$8,177
Provision for loan losses	1,134	2,113	24	985	51	(1,200)	–		3,107
Noninterest income (expense)	3,254	1,581	35	1,061	(137)	583	(335)	(4)	6,042
Inter-segment revenue (expense)	48	–	–	(48)	–	–	–		–
Noninterest expense	4,567	1,337	282	3,939	475	–	–		10,600
Minority interest expense	–	–	–	–	203	–	–		203

Income (loss) before income taxes	2,743	790	549	(3,033)	(952)	–	212		309
Income taxes	869	250	174	(573)	(308)	–	(36)	(5)	376

Net income (loss)	$1,874	$540	$375	$(2,460)	$(644)	$–	$248		$(67)

Performance and other data:
Average loans	$149,409	$25,066	$38,975	$48,131	$1,403	$(14,233)	$(1,362)	(6)	$247,389
Average assets	159,184	27,502	41,296	64,695	44,651	(12,577)	(1,362)	(6)	323,389
Average deposits	144,233	n/a	12,722	7,836	35,589	n/a	n/a		200,380

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
(4)
Represents the difference between gain from mortgage loans recorded by the Home Loans Group and gain from mortgage loans recognized in the Company's Consolidated Statements of Income.
(5)
Represents the tax effect of reconciling adjustments.
(6)
Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized upon transfer of portfolio loans from the Home Loans Group.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2006
					Corporate Support/ Treasury and Other
						Reconciling Adjustments
	Retail Banking Group	Card Services Group(1)	Commercial Group	Home Loans Group
						Securitization(2)	Other		Total
	(in millions)
Condensed income statement:
Net interest income (expense)	$5,201	$2,496	$719	$1,165	$(304)	$(1,686)	$530	(3)	$8,121
Provision for loan losses	167	1,647	(82)	189	(162)	(943)	–		816
Noninterest income (expense)	2,914	1,528	99	1,296	303	743	(506)	(4)	6,377
Inter-segment revenue (expense)	58	–	–	(58)	–	–	–		–
Noninterest expense	4,364	1,205	259	2,295	684	–	–		8,807
Minority interest expense	–	–	–	–	105	–	–		105

Income (loss) from continuing operations before income taxes	3,642	1,172	641	(81)	(628)	–	24		4,770
Income taxes	1,392	448	245	(31)	(296)	–	(102)	(5)	1,656

Income (loss) from continuing operations	2,250	724	396	(50)	(332)	–	126		3,114
Income from discontinued operations	38	–	–	–	406	–	–		444

Net income (loss)	$2,288	$724	$396	$(50)	$74	$–	$126		$3,558

Performance and other data:
Average loans	$177,401	$21,294	$33,230	$47,586	$1,126	$(12,165)	$(1,587)	(6)	$266,885
Average assets	187,735	23,888	35,565	72,772	40,722	(10,337)	(1,587)	(6)	348,758
Average deposits	140,344	n/a	10,364	11,535	41,586	n/a	n/a		203,829

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
(4)
Represents the difference between gain from mortgage loans recorded by the Home Loans Group and gain from mortgage loans recognized in the Company's Consolidated Statements of Income.
(5)
Represents the tax effect of reconciling adjustments.
(6)
Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized upon transfer of portfolio loans from the Home Loans Group.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2005
					Corporate Support/ Treasury and Other
						Reconciling Adjustments
	Retail Banking Group	Card Services Group(1)	Commercial Group	Home Loans Group
						Securitization(2)	Other		Total
	(in millions)
Condensed income statement:
Net interest income (expense)	$4,893	$642	$758	$1,966	$(105)	$(409)	$473	(3)	$8,218
Provision for loan losses	119	454	(26)	110	(82)	(259)	–		316
Noninterest income (expense)	2,575	352	200	2,425	(171)	150	(434)	(4)	5,097
Inter-segment revenue (expense)	42	–	–	(42)	–	–	–		–
Noninterest expense	4,177	275	243	2,590	335	–	–		7,620

Income (loss) from continuing operations before income taxes	3,214	265	741	1,649	(529)	–	39		5,379
Income taxes	1,216	100	279	622	(241)	–	9	(5)	1,985

Income (loss) from continuing operations	1,998	165	462	1,027	(288)	–	30		3,394
Income from discontinued operations	38	–	–	–	–	–	–		38

Net income (loss)	$2,036	$165	$462	$1,027	$(288)	$–	$30		$3,432

Performance and other data:
Average loans	$163,405	$4,908	$30,308	$65,077	$931	$(2,775)	$(1,573)	(6)	$260,281
Average assets	173,631	5,595	33,351	87,422	30,143	(2,336)	(1,573)	(6)	326,233
Average deposits	136,893	n/a	7,796	14,114	27,220	n/a	n/a		186,023

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
(4)
Represents the difference between gain from mortgage loans recorded by the Home Loans Group and gain from mortgage loans recognized in the Company's Consolidated Statements of Income.
(5)
Represents the tax effect of reconciling adjustments.
(6)
Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized upon transfer of portfolio loans from the Home Loans Group.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA

  Quarterly Results of Operations (Unaudited)

        Results of operations on a quarterly basis were as follows:

	(Unaudited) Year Ended December 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in millions, except per share amounts)
Interest income	$4,876	$4,856	$4,748	$5,008
Interest expense	2,829	2,842	2,714	2,927

Net interest income	2,047	2,014	2,034	2,081
Provision for loan losses	1,534	967	372	234
Noninterest income	1,365	1,379	1,758	1,541
Noninterest expense	4,166	2,191	2,138	2,105
Minority interest expense	65	53	42	43

Income (loss) before income taxes	(2,353)	182	1,240	1,240
Income taxes	(486)	(4)	410	456

Net income (loss)	$(1,867)	$186	$830	$784

Earnings per common share:
Basic	$(2.19)	$0.21	$0.95	$0.89
Diluted	(2.19)	0.20	0.92	0.86
Common stock price per share:
High	36.07	43.68	44.41	45.56
Low	13.07	32.57	38.87	39.79
Dividends declared per common share	0.56	0.56	0.55	0.54

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA (Continued)

	(Unaudited) Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in millions, except per share amounts)
Interest income	$5,210	$5,105	$4,935	$4,657
Interest expense	3,212	3,158	2,875	2,540

Net interest income	1,998	1,947	2,060	2,117
Provision for loan losses	344	166	224	82
Noninterest income	1,592	1,570	1,578	1,638
Noninterest expense	2,257	2,184	2,229	2,138
Minority interest expense	34	34	37	–

Income from continuing operations before income taxes	955	1,133	1,148	1,535
Income taxes	315	394	389	559

Income from continuing operations	640	739	759	976
Income from discontinued operations	418	9	8	9

Net income	$1,058	$748	$767	$985

Basic earnings per common share:
Income from continuing operations	$0.68	$0.78	$0.80	$1.00
Income from discontinued operations	0.45	0.01	0.01	0.01

Net income	1.13	0.79	0.81	1.01
Diluted earnings per common share:
Income from continuing operations	0.66	0.76	0.78	0.97
Income form discontinued operations	0.44	0.01	0.01	0.01

Net income	1.10	0.77	0.79	0.98
Common stock price per share:
High	46.29	46.42	46.48	45.51
Low	42.19	41.47	42.53	41.89
Dividends declared per common share	0.53	0.52	0.51	0.50

WASHINGTON MUTUAL, INC.
INDEX OF EXHIBITS
DESCRIPTION

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Company, as amended on January 22, 2001, February 8, 2001, June 22, 2006, September 15, 2006, December 12, 2006, May 23, 2007 and December 17, 2007. (Filed herewith).
3.2	Restated Bylaws of the Company, as amended (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-14667 (the "2006 10-K")).
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
4.4
2003 Amended and Restated Warrant Agreement dated March 11, 2003 by and between Washington Mutual, Inc. and Mellon Investor Services LLC, as Warrant Agent (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2003, File No. 1-14667).
4.5
Second Supplemental Indenture between Washington Mutual, Inc. and The Bank of New York, as Senior Trustee, dated November 20, 2002 (Incorporated by reference to the Company's Current Report on Form 8-K filed November 25, 2002).
4.6
First Supplemental indenture between Washington Mutual, Inc. and The Bank of New York, as Senior Trustee, dated August 1, 2002 (Incorporated by reference to the Company's Current Report on Form 8-K filed November 25, 2002).
4.7
Second Supplemental Indenture between Washington Mutual, Inc. and The Bank of New York, as Subordinated Trustee, dated March 16, 2004 (Incorporated by reference to the Company's Current Report on Form 8-K filed March 24, 2004).
4.8
First Supplemental Indenture between Washington Mutual, Inc. and The Bank of New York, as Subordinated Trustee, dated August 1, 2002 (Incorporated by reference to the form of First Supplemental Indenture filed with the Company's Registration Statement on Form S-3 filed April 18, 2002, File No. 333-86546).
4.9	Washington Mutual, Inc.'s Standard Multiple-Series Indenture Provisions dated August 1, 2002 (Incorporated by reference to the Company's Current Report on Form 8-K filed November 25, 2002).

Management Contracts and Compensatory Plans and Arrangements (Exhibits 10.1-10.24)
10.1
Washington Mutual, Inc. 2003 Equity Incentive Plan (the "EIP") (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 (the "2003 10-K/A"), as amended by (i) an Amendment No. 1 to the EIP (Incorporated by reference to the 2003 10-K/A), including (ii) a Form of the EIP Stock Option Agreement (1-Year Cliff Vesting) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "3Q 2004 10-Q"), (iii) a Form of the EIP Stock Option Agreement (3-Year Graded Vesting) (Incorporated by reference to the 3Q 2004 10-Q), (iv) a Form of the EIP Notice of Stock Option Grant (Incorporated by reference to the 3Q 2004 10-Q), (v) a Form of the EIP Restricted Stock Award Agreement (3-Year Cliff Vesting) (Incorporated by reference to the 3Q 2004 10-Q), (vi) a Form of the EIP Restricted Stock Award Agreement (3-Year Graduated Vesting) (Incorporated by reference to the 3Q 2004 10-Q), (vii) a Form of the EIP Performance Share Award Agreement (Incorporated by reference to the 3Q 2004 10-Q), (viii) Form of the EIP Restricted Stock Award Agreement (Incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2005, File No. 1-14667), (ix) Form of EIP Stock Option Agreement (3-Year Graded Vesting) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2004 (the "2004 10-K"), File No. 1-14667), and (x) Form of EIP Stock Option Agreement (1-Year Cliff Vesting Nonqualified Options) (Incorporated by reference to the 2004 10-K).
10.2
Washington Mutual, Inc. Amended and Restated 2003 Equity Incentive Plan (the "Restated EIP") (Incorporated by reference to the Company's Definitive Proxy Statement on Form 14A filed March 17, 2006 (the "2006 Proxy"), File No. 1-14667), as amended by (i) an Amendment No. 1 to the Restated EIP (Incorporated by reference to the 2006 10-K), including (ii) a Form of EIP Stock Option Agreement (3-Year, Price Vesting) (Filed herewith as Exhibit 10.2.1), (iii) a Form of the EIP Stock Option Agreement (4-Year, Price Vesting) (Filed herewith as Exhibit 10.2.2), (iv) a Form of the EIP Restricted Stock Award Agreement (3-Year, Performance Vesting) (Filed herewith as Exhibit 10.2.3), and (v) a Form of the EIP Restricted Stock Award Agreement (3-Year Vesting) (Filed herewith as Exhibit 10.2.4).
10.3	Form of Cash Long Term Incentive Award (Filed herewith).
10.4	Washington Mutual, Inc. Executive Incentive Compensation Plan (Incorporated by reference to the 2006 Proxy).
10.5
Washington Mutual 1994 Stock Option Plan as amended and restated as of February 15, 2000 (the "1994 Stock Option Plan") (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K"), File No. 1-14667), as amended by (i) a First Amendment to the 1994 Stock Option Plan (Incorporated by reference to the 2000 10-K), and (ii) a Second Amendment to the 1994 Stock Option Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K"), File No. 1-14667).
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
10.8
WaMu Savings Plan as amended and restated effective January 1, 2006 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 10-K"), File No. 1-14667), as amended by (i) an Amendment No. 1 to the WaMu Savings Plan (Incorporated by reference to the 2006 10-K), (ii) an Amendment No. 2 to the WaMu Savings Plan (Incorporated by reference to the 2006 10-K), (iii) an Amendment No. 3 to the WaMu Savings Plan (Filed herewith as Exhibit 10.8.1), and (iv) an Amendment No. 4 to the WaMu Savings Plan (Filed herewith as Exhibit 10.8.2).
10.9
Washington Mutual, Inc. Supplemental Employees' Retirement Plan, amended and restated effective July 20, 2004 (the "SERP") (Incorporated by reference to the 2005 10-K), as amended by (i) and Amendment No. 1 to the SERP (Incorporated by reference to the 2005 10-K), and (ii) an Amendment No. 2 to the SERP (Incorporated by reference to the 2006 10-K).
10.10
Washington Mutual, Inc. Supplemental Executive Retirement Accumulation Plan, amended and restated effective January 1, 2004 (the "SERAP") (Incorporated by reference to the 2005 10-K), as amended by (i) an Amendment No. 1 to the SERAP (Incorporated by reference to the 2005 10-K), and (ii) an Amendment No. 2 to the SERAP (Incorporated by reference to the 2006 10-K).
10.11
Washington Mutual, Inc. Deferred Compensation Plan (the "DCP"), amended and restated effective July 20, 2004 (Incorporated by reference to the 2004 10-K), as amended by (i) an Amendment No. 1 to the DCP (Incorporated by reference to the 2005 10-K), (ii) an Amendment No. 2 to the DCP (Incorporated by reference to the 2005 10-K), (iii) an Amendment No. 3 to the DCP (Filed herewith), (iv) an Amendment No. 4 to the DCP (Incorporated by reference to the 2006 10-K), and (v) an Amendment No. 5 to the DCP (Incorporated by reference to the Company's Current Form 8-K filed November 15, 2007, File No. 1-14667).
10.12	Washington Mutual, Inc. Executive Target Retirement Income Plan (the "ETRIP"), effective January 1, 2004 (Incorporated by reference to the 2004 10-K).
10.13
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

10.14
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
10.15
H.F. Ahmanson & Company 1988 Director's Stock Incentive Plan, as amended (Incorporated by reference to H.F. Ahmanson & Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-08930).
10.16
H.F. Ahmanson & Company 1996 Nonemployee Directors' Stock Incentive Plan (Incorporated by reference to H.F. Ahmanson & Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-08930).
10.17
Dime Voluntary Deferred Compensation Plan for Directors (the "Bancorp Director Deferred Compensation Plan"), as amended and restated effective as of July 24, 1997 (Incorporated by reference to Dime's Annual Report on Form 10-K for the year ended December 31, 1997), as amended by (i) an Amendment effective March 26, 1998, to the Bancorp Director Deferred Compensation Plan (Incorporated by reference to Dime's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Dime's 1998 10-K"), (ii) an Amendment effective October 1, 1999, to the Bancorp Director Deferred Compensation Plan (Incorporated by reference to Dime's Annual Report on Form 10-K for the year ended December 31, 1999), and (iii) an Amendment to the Bancorp Director Deferred Compensation Plan effective May 18, 2000 (Incorporated by reference to the 14d-9 Amendment No. 11).
10.18
Dime 1997 Stock Incentive Plan for Outside Director's, as amended and restated effective March 27, 1998 (the "1997 Outside Director Plan") (Incorporated by reference to Dime's 1998 10-K), as amended by (i) an Amendment effective as of December 12, 2000 to the 1997 Outside Director Plan (Incorporated by reference to Dime's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13094).
10.19
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
10.20
Employment Agreement of Kerry K. Killinger (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, (the "1997 10-K"), File No. 0-25188), as amended by (i) a First Amendment to the Employment Agreement, effective as of December 31, 2007 (Incorporated by reference to the Company's Current Report on Form 8-K filed January 7, 2008, File No. 1-14667).
10.21
Employment Agreement of Stephen J. Rotella (Incorporated by reference to the Company's Current Report on Form 8-K filed December 27, 2004, File No. 1-14667), as amended by (i) a First Amendment to the Employment Agreement, effective as of December 31, 2007 (Incorporated by reference to the Company's Current Report on Form 8-K filed January 7, 2008, File No. 1-14667).

10.22
Restricted Stock Award Agreement, by and between the Company and Stephen J. Rotella, dated January 10, 2005 (Incorporated by reference to the Company's Current Report on Form 8-K filed January 14, 2005, File No. 1-14667).
10.23
Form of Change in Control Agreement executed by Executive Officers other than Melissa J. Ballenger, Stephen J. Rotella and Kerry Killinger (Incorporated by reference to the Company's Current Report on Form 8-K filed January 7, 2008, File No. 1-14667).
10.24	Executive Severance and Mutual Release Agreement dated December 10, 2007 by and between the Company and Fay Chapman (Filed herewith).
12.1	Computation of Ratios of Earnings to Fixed Charges (Filed herewith).
12.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (Filed herewith).
21	List of Subsidiaries of the Registrant (Filed herewith).
23	Consent of Deloitte & Touche LLP (Filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

QuickLinks

WASHINGTON MUTUAL, INC. 2007 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
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