Form 10-Q
period 2008-03-31
WASHINGTON MUTUAL, INC
filed 2008-05-12
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

        The number of shares outstanding of the issuer's classes of common stock as of April 30, 2008:

Common Stock – 1,058,827,858(1)
(1) Includes 6,000,000 shares held in escrow.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008
TABLE OF CONTENTS

Page
PART I – Financial Information	1
Item 1. Financial Statements	1
Consolidated Statements of Income (Unaudited) – Three Months Ended March 31, 2008 and 2007	1
Consolidated Statements of Financial Condition (Unaudited) – March 31, 2008 and December 31, 2007	2
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited) – Three Months Ended March 31, 2008 and 2007	3
Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended March 31, 2008 and 2007	4
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Risk Factors	23
Controls and Procedures	24
Critical Accounting Estimates	25
Overview	26
Recently Issued Accounting Standards Not Yet Adopted	28
Summary Financial Data	29
Earnings Performance	30
Review of Financial Condition	36
Operating Segments	42
Off-Balance Sheet Activities	47
Capital Adequacy	49
Risk Management	50
Credit Risk Management	50
Liquidity Risk and Capital Management	62
Market Risk Management	66
Operational Risk Management	71
Item 3. Quantitative and Qualitative Disclosures About Market Risk	66
Item 4. Controls and Procedures	24
PART II – Other Information	72
Item 1. Legal Proceedings	72
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 4. Submission of Matters to a Vote of Security Holders	76
Item 6. Exhibits	76

i

Part I – FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$87	$562
Loans held in portfolio	3,954	3,900
Available-for-sale securities	357	332
Trading assets	116	113
Other interest and dividend income	77	101

Total interest income	4,591	5,008
Interest Expense
Deposits	1,329	1,772
Borrowings	1,087	1,155

Total interest expense	2,416	2,927

Net interest income	2,175	2,081
Provision for loan losses	3,511	234

Net interest income (expense) after provision for loan losses	(1,336)	1,847
Noninterest Income
Revenue from sales and servicing of home mortgage loans	411	125
Revenue from sales and servicing of consumer loans	248	443
Depositor and other retail banking fees	704	665
Credit card fees	181	172
Securities fees and commissions	58	60
Insurance income	30	29
Loss on trading assets	(216)	(108)
Gain on other available-for-sale securities	18	35
Other income	135	120

Total noninterest income	1,569	1,541
Noninterest Expense
Compensation and benefits	914	1,002
Occupancy and equipment	358	376
Telecommunications and outsourced information services	130	129
Depositor and other retail banking losses	63	61
Advertising and promotion	105	98
Professional fees	39	38
Foreclosed asset expense	155	39
Other expense	388	362

Total noninterest expense	2,152	2,105
Minority interest expense	75	43

Income (loss) before income taxes	(1,994)	1,240
Income taxes	(856)	456

Net Income (Loss)	$(1,138)	$784

Net Income (Loss) Applicable to Common Stockholders	$(1,203)	$777

Earnings Per Common Share:
Basic	$(1.40)	$0.89
Diluted	(1.40)	0.86
Dividends declared per common share	0.15	0.54
Basic weighted average number of common shares outstanding (in thousands)	856,923	874,816
Diluted weighted average number of common shares outstanding (in thousands)	856,923	899,706

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31, 2008	December 31, 2007
	(dollars in millions)
Assets
Cash and cash equivalents	$10,089	$9,560
Federal funds sold and securities purchased under agreements to resell	2,527	1,877
Trading assets (including securities pledged of $138 and $388)	2,483	2,768
Available-for-sale securities, total amortized cost of $24,907 and $27,789:
Mortgage-backed securities (including securities pledged of $87 and $1,221)	18,140	19,249
Investment securities (including securities pledged of $66 and $3,078)	5,466	8,291

Total available-for-sale securities	23,606	27,540
Loans held for sale	4,941	5,403
Loans held in portfolio	242,814	244,386
Allowance for loan losses	(4,714)	(2,571)

Loans held in portfolio, net	238,100	241,815
Investment in Federal Home Loan Banks	3,514	3,351
Mortgage servicing rights	5,726	6,278
Goodwill	7,283	7,287
Other assets	21,399	22,034

Total assets	$319,668	$327,913

Liabilities
Deposits:
Noninterest-bearing deposits	$31,911	$30,389
Interest-bearing deposits	156,138	151,537

Total deposits	188,049	181,926
Federal funds purchased and commercial paper	250	2,003
Securities sold under agreements to repurchase	215	4,148
Advances from Federal Home Loan Banks	64,009	63,852
Other borrowings	32,710	38,958
Other liabilities	8,072	8,523
Minority interests	3,914	3,919

Total liabilities	297,219	303,329
Stockholders' Equity
Preferred stock	3,392	3,392
Common stock, no par value: 1,600,000,000 shares authorized, 882,609,898 and 869,036,088 shares issued and outstanding	–	–
Capital surplus – common stock	2,646	2,630
Accumulated other comprehensive loss	(1,141)	(359)
Retained earnings	17,552	18,921

Total stockholders' equity	22,449	24,584

Total liabilities and stockholders' equity	$319,668	$327,913

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)

(UNAUDITED)

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Number of Common Shares	Preferred Stock	Capital Surplus – Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2006	944.5	$492	$5,825	$(287)	$20,939	$26,969
Cumulative effect from the adoption of FASB Interpretation No. 48	–	–	–	–	(6)	(6)

Adjusted balance	944.5	492	5,825	(287)	20,933	26,963
Comprehensive income:
Net income	–	–	–	–	784	784
Other comprehensive income (loss), net of tax:
Net unrealized gain from securities arising during the period, net of reclassification adjustments	–	–	–	7	–	7
Net unrealized gain from cash flow hedging instruments	–	–	–	13	–	13
Amortization and deferral of gains, losses and prior service costs from defined benefit plans	–	–	–	(1)	–	(1)

Total comprehensive income	–	–	–	–	–	803
Cash dividends declared on common stock	–	–	–	–	(477)	(477)
Cash dividends declared on preferred stock	–	–	–	–	(7)	(7)
Common stock repurchased and retired	(61.4)	–	(2,797)	–	–	(2,797)
Common stock issued	5.0	–	93	–	–	93

BALANCE, March 31, 2007	888.1	$492	$3,121	$(268)	$21,233	$24,578

BALANCE, December 31, 2007	869.0	$3,392	$2,630	$(359)	$18,921	$24,584
Cumulative effect from the adoption of accounting pronouncements, net of income taxes	–	–	–	–	(36)	(36)

Adjusted balance	869.0	3,392	2,630	(359)	18,885	24,548
Comprehensive loss:
Net loss	–	–	–	–	(1,138)	(1,138)
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	–	(661)	–	(661)
Net unrealized loss from cash flow hedging instruments	–	–	–	(123)	–	(123)
Amortization and deferral of gains, losses and prior service costs from defined benefit plans	–	–	–	2	–	2

Total comprehensive loss	–	–	–	–	–	(1,920)
Cash dividends declared on common stock	–	–	–	–	(130)	(130)
Cash dividends declared on preferred stock	–	–	–	–	(65)	(65)
Common stock issued	13.6	–	16	–	–	16

BALANCE, March 31, 2008	882.6	$3,392	$2,646	$(1,141)	$17,552	$22,449

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$(1,138)	$784
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,511	234
Gain from home mortgage loans	(143)	(149)
Gain from credit card loans	–	(155)
Gain on available-for-sale securities	(18)	(35)
Depreciation and amortization	90	163
Change in fair value of MSR	733	455
Stock dividends from Federal Home Loan Banks	(33)	(33)
Capitalized interest income from option adjustable-rate mortgages	(336)	(361)
Origination and purchases of loans held for sale, net of principal payments	(11,440)	(27,880)
Proceeds from sales of loans originated and held for sale	10,341	27,267
Net decrease (increase) in trading assets	366	(797)
Decrease in other assets	1,343	683
Increase in other liabilities	57	124

Net cash provided by operating activities	3,333	300
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(2,889)	(1,366)
Proceeds from sales of available-for-sale securities	4,895	3,436
Principal payments and maturities on available-for-sale securities	921	586
Purchases of Federal Home Loan Bank stock	(130)	–
Redemption of Federal Home Loan Bank stock	–	508
Origination and purchases of loans held in portfolio, net of principal payments	1,297	4,412
Proceeds from sales of loans	–	21,482
Proceeds from sales of foreclosed assets	246	167
Net increase in federal funds sold and securities purchased under agreements to resell	(650)	(4,536)
Purchases of premises and equipment, net	(48)	(44)

Net cash provided by investing activities	3,642	24,645

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(Continued from the previous page.)

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash Flows from Financing Activities
Increase (decrease) in deposits	$6,123	$(3,747)
Decrease in short-term borrowings	(4,773)	(2,617)
Proceeds from long-term borrowings	–	7,882
Repayments of long-term borrowings	(7,784)	(6,603)
Proceeds from advances from Federal Home Loan Banks	13,351	13,508
Repayments of advances from Federal Home Loan Banks	(13,195)	(33,072)
Proceeds from issuance of preferred securities by subsidiary	–	5
Cash dividends paid on preferred and common stock	(195)	(484)
Repurchase of common stock	–	(2,797)
Other	27	79

Net cash used by financing activities	(6,446)	(27,846)

Increase (decrease) in cash and cash equivalents	529	(2,901)
Cash and cash equivalents, beginning of period	9,560	6,948

Cash and cash equivalents, end of period	$10,089	$4,047

Noncash Activities
Loans exchanged for mortgage-backed securities	$51	$114
Real estate acquired through foreclosure	625	276
Loans transferred from held for sale to held in portfolio	1,382	998
Loans transferred from held in portfolio to held for sale	–	2,736
Cash Paid During the Period For
Interest on deposits	$1,301	$1,735
Interest on borrowings	1,218	1,351
Income taxes	54	475

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

        The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.'s 2007 Annual Report on Form 10-K.

  Cumulative Effect from the Adoption of Accounting Pronouncements

        On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements ("Statement No. 157"), EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("Issue No. 06-4") and EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements ("Issue No. 06-10"). The cumulative effect, net of income taxes, on the Consolidated Statements of Stockholders' Equity and Comprehensive Income upon the adoption of Statement No. 157, Issue No. 06-4 and Issue No. 06-10 was $1 million, $(35) million and $(2) million.

  Recently Issued Accounting Standards Not Yet Adopted

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("Statement No. 161"). Statement No. 161 amends and requires enhanced qualitative, quantitative and credit risk disclosures about an entity's derivative and hedging activities, but does not change the scope or accounting principles of Statement No. 133. Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Because Statement No. 161 impacts the Company's disclosure and not its accounting treatment for derivative financial instruments and related hedged items, the Company's adoption of Statement No. 161 will not impact the Consolidated Statement of Income and the Consolidated Statement of Financial Condition.

        In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the effect FSP FAS 142-3 will have on the Consolidated Financial Statements.

        In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("Statement No. 162"). Statement No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the effect, if any, that Statement No. 162 will have on the Consolidated Financial Statements.

Note 2: Restructuring Activities

        During the fourth quarter of 2007, the Company announced that it significantly changed the strategic focus of its Home Loans business to accelerate its alignment with the Company's retail banking operations. In connection with these activities, the Company incurred pre-tax restructuring charges of $106 million, which consisted of $29 million in termination benefits, $43 million in lease terminations and other decommissioning costs and $34 million in fixed asset write-downs. Substantially all of these expenses were recorded in the fourth quarter of 2007. Charges for termination benefits were recorded in compensation and benefits; charges for lease terminations, other decommissioning costs and fixed asset write-downs were recorded in occupancy and equipment in the Consolidated Statements of Income. All of these charges were recorded within the Corporate Support/Treasury and Other category of the Company's operating segment structure.

        Changes in the balance of the Home Loans restructuring liability were as follows:

	Termination Benefits	Lease Terminations and Other Decommissioning Costs	Total Restructuring Liability
	(in millions)
Balance, December 31, 2007	$33	$35	$68
Change in estimate	(4)	9	5
Cash payments	(24)	(9)	(33)

Balance, March 31, 2008	$5	$35	$40

        The outstanding liability related to termination benefits is expected to be paid during the second quarter of 2008. The liability related to lease terminations is expected to be paid over the remaining terms of the leases, substantially all of which will expire by December 31, 2011.

        On April 8, 2008, the Company announced its intent to further consolidate its Home Loans business by discontinuing all lending conducted through its wholesale channel and closing all of its remaining freestanding home loan centers and sales offices. Additionally, the Company plans to close or consolidate certain loan fulfillment centers. Altogether, these actions are expected to result in the elimination of approximately 2,600 to 3,000 positions. In connection with these actions, the Company estimates that it will incur a pre-tax restructuring charge of approximately $140 million to $180 million, comprised of approximately $40 million in termination benefits, approximately $80 million to $110 million in lease terminations and other decommissioning costs, and approximately $20 million to $30 million in fixed asset write-downs. The Company estimates that of the total estimated pre-tax restructuring charge, approximately $120 million to $150 million are expected to result in future cash outlays. These restructuring actions are expected to be substantially completed by September 30, 2008.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3: Mortgage Banking Activities

        Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities(1)	$143	$149
Revaluation loss from derivatives economically hedging loans held for sale	(21)	(54)

Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	122	95
Servicing activity:
Home mortgage loan servicing revenue(2)	470	514
Change in MSR fair value due to payments on loans and other	(230)	(356)
Change in MSR fair value due to valuation inputs or assumptions	(499)	(96)
Revaluation gain (loss) from derivatives economically hedging MSR	548	(32)

Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments	289	30

Total revenue from sales and servicing of home mortgage loans	$411	$125

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

        Changes in the balance of mortgage servicing rights ("MSR") were as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Fair value, beginning of period	$6,278	$6,193
Home loans:
Additions	181	760
Change in MSR fair value due to payments on loans and other	(230)	(356)
Change in MSR fair value due to valuation inputs or assumptions	(499)	(96)
Sale of MSR	(1)	–
Net change in commercial real estate MSR(1)	(3)	6

Fair value, end of period	$5,726	$6,507

Unrealized loss still held(2)	$(502)	N/A

(1)
Changes in commercial real estate MSR fair value are included in other income on the Consolidated Statements of Income.
(2)
Pursuant to the disclosure requirements of Statement No. 157 that was adopted by the Company on January 1, 2008, this represents the amount of losses for the period included in earnings attributable to the change in unrealized losses relating to MSR still held at March 31, 2008.

        Changes in the portfolio of mortgage loans serviced for others were as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Balance, beginning of period	$456,484	$444,696
Home loans:
Additions	9,862	44,550
Sale of servicing	(109)	–
Loan payments and other	(17,177)	(22,469)
Net change in commercial real estate loans	66	1,005

Balance, end of period	$449,126	$467,782

Note 4: Guarantees

        In the ordinary course of business, the Company sells loans to third parties and in certain circumstances retains credit risk exposure on those loans and may be required to repurchase them. The Company may also be required to repurchase sold loans when representations and warranties made by the Company in connection with those sales are breached. Under certain circumstances, such as when a loan sold to an investor and serviced by the Company fails to perform according to its contractual terms within the six months after its origination or upon written request of the investor, the Company will review the loan file to determine whether or not errors may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a breach of a representation or warranty made to the investor in connection with the Company's sale of the loan, then if the breach had a material adverse effect on the value of the loan, the Company will be

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

required to either repurchase the loan or indemnify the investor for losses sustained. In addition, the Company is a party to and from time to time enters into agreements that contain general indemnification provisions, primarily in connection with agreements to sell and service loans or other assets or the sales of mortgage servicing rights. These provisions typically require the Company to make payments to the purchasers or other third parties to indemnify them against losses they may incur due to actions taken by the Company prior to entering into the agreement or due to a breach of representations, warranties and covenants made in connection with the agreement or possible changes in or interpretations of tax law. The Company has recorded reserves of $232 million and $268 million as of March 31, 2008 and December 31, 2007, to cover its estimated exposure related to all of the aforementioned loss contingencies.

Note 5: Earnings Per Common Share

        Information used to calculate earnings per common share was as follows:

	Three Months Ended March 31,
	2008	2007
	(dollars in millions, except per share amounts; shares in thousands)
Net income (loss)	$(1,138)	$784
Preferred dividends	(65)	(7)

Net income (loss) applicable to common stockholders for basic EPS	(1,203)	777
Effect of dilutive securities	–	(1)

Net income (loss) applicable to common stockholders for diluted EPS	$(1,203)	$776

Basic weighted average number of common shares outstanding	856,923	874,816
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	–	13,212
Common stock warrants	–	10,501
Convertible debt	–	1,177

Diluted weighted average number of common shares outstanding	856,923	899,706

Earnings per common share:
Basic	$(1.40)	$0.89
Diluted	(1.40)	0.86

        Options under the equity incentive programs to purchase an additional 57.4 million and 18.3 million shares of common stock were outstanding at March 31, 2008 and 2007, and were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Also excluded from the computation of diluted earnings per share for the three months ended March 31, 2008 because of their antidilutive effect were 141.2 million shares of common stock related to Series R Non-cumulative Perpetual Convertible Preferred Stock, 1.2 million shares of common stock related to convertible debt and 49.9 million shares of common stock related to common stock warrants and restricted stock granted under equity incentive programs.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

        Additionally, as part of the 1996 business combination with Keystone Holdings, Inc., 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. The escrow account also holds both cash dividends paid on escrowed shares as well as interest accumulated on those cash dividends. The Company is currently entitled to receive quarterly cash payments from the escrow, each in an amount equal to approximately 2% of the then value of the escrow. Beginning in 2009, the Company is entitled to receive quarterly distributions from the escrow, each consisting of 130,435 shares of the Company's common stock and the dividends and interest then in the escrow that are attributable to such shares. The conditions under which the Company shares in the escrow can be released to certain of the former investors in Keystone Holdings and their transferees are related to the outcome of certain litigation and are not based on future earnings or market prices. At March 31, 2008, the conditions for releasing the shares from escrow to those investors and their transferees were not satisfied and therefore none of the shares in the escrow were included in the above computations.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

        Components of net periodic benefit cost for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Three Months Ended March 31,
	2008			2007
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Net periodic benefit cost:
Interest cost	$25	$2	$–	$25	$2	$1
Service cost	20	1	–	23	1	–
Expected return on plan assets	(43)	–	–	(36)	–	–
Amortization of prior service cost	4	–	–	3	–	–
Recognized net actuarial loss	–	–	–	5	–	–

Net periodic benefit cost	$6	$3	$–	$20	$3	$1

Note 7: Fair Value

        On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements ("Statement No. 157"). Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The Company deferred the application of Statement No. 157 for nonfinancial assets and nonfinancial liabilities as provided for by FASB Staff Position ("FSP") FAS 157-2, Effective Date of FASB Statement No. 157. Issued in February 2008, FSP FAS 157-2 defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually).

        Statement No. 157 nullifies the guidance in EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, which required the deferral of gains or losses at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation and requires retrospective application for certain financial instruments as of the beginning of the fiscal year it is adopted.

        The Company's adoption of Statement No. 157 on January 1, 2008 resulted in a $1 million cumulative-effect adjustment, net of income taxes, to the opening balance of retained earnings.

  Fair Value Hierarchy

        Statement No. 157 defines the term "fair value" as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. As required by Statement No. 157, the

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Company's policy is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

        Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels, considering the relative reliability of the inputs. The fair value hierarchy assigns the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of an input to the valuation that is significant to the fair value measurement. The three levels of inputs within the fair value hierarchy are defined as follows:

  •
  Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

  •
  Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

  •
  Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

  Estimation of Fair Value

        Fair value is based on quoted prices in an active market when available. In certain cases where a quoted price for an asset or liability is not available, the Company uses internal valuation models to estimate its fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, expected loss assumptions, market volatilities and pricing spreads utilizing market-based inputs where readily available. The Company's estimates of fair value reflect inputs and assumptions which management believes are comparable to those that would be used by other market participants. The valuations are the Company's estimates, and are often calculated based on internal valuation models and consider the economic environment, estimates of future loss experience, the risk characteristics of the asset or liability and other such factors. As an estimate, the fair value cannot be determined with precision and may not be realized in an actual sale or transfer of the asset or liability in a current market exchange.

        The following is a description of the valuation methodologies used for assets and liabilities measured at fair value and the general classification of these instruments pursuant to the fair value hierarchy.

        Trading assets and available-for-sale securities – Trading assets and available-for-sale securities are carried at fair value on a recurring basis. When available, fair value is based on quoted prices in an active market and as such, would be classified as Level 1 (e.g., U.S. Government securities). If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or other pricing models. Trading assets and available-for-sale securities that the Company classifies as Level 2 include certain agency and non-agency mortgage-backed securities, U.S. states and political subdivisions debt securities and other debt and equity securities. Trading assets classified as Level 3 include certain retained interests in securitizations, which are largely comprised of interests retained from credit card securitizations and other such securities for

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

which fair value estimation requires the use of unobservable inputs. The Company values interests retained in credit card securitizations using a discounted cash flow approach that incorporates the Company's expectations of prepayment speeds and its expectations of net credit losses or finance charges related to the securitized assets. Risk-adjusted discount rates are based on quotes from third party sources.

        In addition, trading assets and available-for-sale securities classified as Level 3 include certain non-agency mortgage-backed securities for which quoted prices or readily observable market inputs are not available and the fair value is estimated using significant assumptions that are unobservable in the market. Since the third quarter of 2007, the valuation of certain mortgage-backed securities has been impacted by adverse market conditions as the observability of inputs to the valuation of these securities has diminished significantly. The Company generally values its non-agency mortgage-backed securities using a discounted cash flow approach using spreads for similar securities obtained from third-party sources such as broker-dealers. Due to the decline in liquidity in the mortgage-backed securities market, the spreads for certain securities obtained from multiple sources may not be available or may vary widely. As a result, the Company must exercise significant judgment in selecting the spreads used to estimate the fair values of these securities. The Company also employs a credit model within the valuation process that projects loss expectations including severity and frequency as an input in valuing credit-sensitive securities.

        Loans held for sale – Loans that the Company intends to sell or securitize are designated as held for sale. In some instances, the Company may use a fair value hedge, as prescribed by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"). Loans held for sale achieving hedge accounting treatment, as prescribed by Statement No. 133, will be carried at fair value on a recurring basis. Loans held for sale where hedge accounting treatment does not apply are carried at the lower of cost or fair value and as such, when these loans are reported at fair value, it is on a nonrecurring basis. The fair values of loans held for sale are generally based on observable market prices of securities that have loan collateral or interests in loans that are similar to the held-for-sale loans or whole loan sale prices if formally committed. If market quotes are not readily available, fair value is estimated using a discounted cash flow model, which takes into account expected prepayment factors and the degree of credit risk associated with the loans. Conforming mortgage loans which are carried at fair value are largely classified as Level 2. Nonconforming loans held for sale where fair value is based on unobservable inputs are classified as Level 3.

        Loans which are transferred from held for sale to held in portfolio are transferred at the lower of cost or fair value and as such, are reported at fair value on a nonrecurring basis. Such loans are classified as either Level 2 or Level 3. The Company may also record nonrecurring fair value adjustments to commercial real estate loans that are deemed impaired, as prescribed by FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, where the fair value is based on the current appraised value of the loan's collateral.

        Mortgage servicing rights ("MSR") – MSR is classified as Level 3 as quoted prices are not available and the Company uses an Option Adjusted Spread ("OAS") valuation methodology to estimate the fair value of MSR. The OAS methodology projects cash flows over multiple interest rate scenarios and discounts these cash flows using risk-adjusted discount rates. Significant unobservable inputs include mortgage prepayment assumptions. Additionally, an independent broker estimate of the fair value of the MSR is obtained quarterly along with other market-based evidence. Management uses this information along with the OAS valuation methodology to estimate the fair value of MSR.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

        Derivatives – Quoted market prices are used to value exchange traded derivatives, such as futures which the Company would classify as Level 1. However, substantially all of the Company's derivatives are traded in over-the-counter ("OTC") markets where quoted market prices are not readily available. The fair value of OTC derivatives, which may include interest rate swaps, foreign currency swaps, forwards and options, is determined using quantitative models that require the use of multiple observable market inputs including forward interest rate projections, exchange rates and interest rate volatilities. Significant market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. These instruments fall within Level 2.

        The Company has also entered into mortgage loan commitments that are accounted for as derivatives and are valued based upon models with significant unobservable market inputs. These mortgage loan commitments are classified as Level 3. In accordance with the provisions of SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings Under Generally Accepted Accounting Principles, which the Company adopted on January 1, 2008, the expected net future cash flows related to the associated servicing of loans should be included in the fair value estimation of derivative loan commitments. Under previous accounting rules, the expected value of net servicing cash flows was not recognized until the loan was funded and sold.

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents for each hierarchy level the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008:

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Trading assets	$2,483	$49	$190	$2,244
Available-for-sale securities	23,606	128	21,751	1,727
Loans held for sale(1)	2,649	–	2,649	–
Mortgage servicing rights	5,726	–	–	5,726
Derivatives, included in other assets	2,817	–	2,771	46

Total	$37,281	$177	$27,361	$9,743

Liabilities
Derivatives, included in other liabilities	$746	$–	$742	$4
Other liabilities(2)	79	79	–	–

Total	$825	$79	$742	$4

(1)
Loans achieving hedge accounting treatment as prescribed by Statement No. 133.
(2)
Represents deferred compensation balances in which the value is based on exchange-traded securities.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

        The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2008:

	Trading Assets	Available-for-sale Securities	Derivatives(3)
	(in millions)
Fair value, January 1, 2008	$2,413	$2,749	$15
Total gains or (losses) (realized/unrealized):
Included in earnings	24	(53)	65
Included in other comprehensive income (loss)	–	(437)	1
Purchases, issuances and settlements	(196)	(59)	(39)
Net transfers into or out of Level 3(1)	3	(473)	–

Fair value, March 31, 2008	$2,244	$1,727	$42

Net unrealized gains still held(2)	$24	$14	$40

Note: For changes in the fair value of MSR, see Note 3 to the Consolidated Financial Statements – "Mortgage Banking Activities."

(1)
Assets and liabilities transferred into or out of Level 3 during the quarter are reported at their fair values on the last day of the same quarter.
(2)
Represents the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at March 31, 2008.
(3)
Level 3 derivative assets and liabilities have been netted on these tables for presentation purposes only.

        The following table summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three months ended March 31, 2008:

	Total Gains and Losses
	Trading Assets	Available-for-sale Securities	Derivatives(1)
	(in millions)
Interest income – available-for-sale securities	$–	$13	$–
Interest income – trading assets	103	–	–
Revenue from sales and servicing of home mortgage loans	–	–	62
Revenue from sales and servicing of consumer loans	109	–	–
Loss on other available-for-sale securities	–	(66)	–
Loss on trading assets	(188)	–	–
Other income	–	–	3

Total	$24	$(53)	$65

(1)
Gains and losses on Level 3 derivative exposures have been netted on these tables for presentation purposes only.

  Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or recognition of impairment of assets.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

        Loans held for sale at March 31, 2008, included loans which were adjusted to fair value using Level 3 inputs within the fair value hierarchy. These loans had an aggregate cost of $41 million and a fair value of $37 million. The loss of $4 million was included in earnings, within the revenue from sales and servicing of home mortgage loans classification for the three months ended March 31, 2008. Other loans held for sale were adjusted to the lower of cost or fair value using Level 2 inputs for commercial loans and Level 3 inputs for home loans transferred to loans held in portfolio during the first quarter of 2008. These transfers at fair value included commercial loans with an aggregate cost of $145 million and a fair value of $143 million. The loss of $2 million was included within other noninterest income. Home loans with an aggregate cost of $47 million and a fair value of $38 million were also transferred at fair value, resulting in a loss of $9 million, which was included within revenue from sales and servicing of home mortgage loans.

  Fair Value Option

        FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("Statement No. 159") became effective on January 1, 2008. Statement No. 159 permits an instrument by instrument irrevocable election to account for selected financial assets and financial liabilities at fair value. The Company did not elect to apply the fair value option to any eligible financial assets or financial liabilities on January 1, 2008 or during the first quarter of 2008. Subsequent to the initial adoption, the Company may elect to account for selected financial assets and financial liabilities at fair value. Such an election could be made at the time an eligible financial asset, financial liability or firm commitment is recognized or when certain specified reconsideration events occur.

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

        The principal activities of the Home Loans Group include: (1) the origination, fulfillment and servicing of home loans; (2) the origination, fulfillment and servicing of home equity loans and lines of credit; (3) managing the Company's capital markets operations, which includes the selling of all types of real estate secured loans in the secondary market; and (4) holding the Company's held for investment portfolios of home loans, home equity loans and home equity lines of credit made to higher risk borrowers through the subprime mortgage channel.

        During the fourth quarter of 2007, the Company announced that it significantly changed the strategic focus of its Home Loans business to accelerate the alignment of its distribution channels with the Company's retail banking operations. As part of these activities, the Company discontinued all remaining lending through its subprime mortgage channel. Further advancing this retail-focused home lending strategy, the Company announced on April 8, 2008 its intent to discontinue all lending conducted through its wholesale channel, close all of its freestanding home loan centers and sales offices and close or consolidate certain loan fulfillment centers.

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

  •
  the accounting for inter-segment transactions, which include the transfer from the Home Loans Group to the Retail Banking Group of certain originated home and home equity loans that are to be held in portfolio and a revenue arrangement between Home Loans and Retail Banking. When originated home and home equity loans are transferred to the Retail Banking Group, the Home Loans Group records a gain on the sale of the loans based on an assumed inter-segment profit factor. This profit factor is included in the book value of the transferred loans and is amortized as an adjustment to the net interest income recorded by the Retail Banking Group while the loan is held for investment. When a loan that was designated as held for investment within the Retail Banking Group is subsequently transferred to held for sale, the remaining inter-segment profit factor is written off through Corporate Support/Treasury and Other. When home loans initiated through retail banking stores are transferred to held for sale, the Retail Banking Group records a gain on the sale of those loans based on an assumed inter-segment profit factor. The results of all inter-segment activities are eliminated as reconciling adjustments that are necessary to conform the presentation of management accounting policies to the accounting principles used in the Company's consolidated financial statements; and

  •
  a provisioning methodology that is consistent with that used in financial accounting.

        Financial highlights by operating segment were as follows:

	Three Months Ended March 31, 2008
					Corporate Support/ Treasury and Other	Reconciling Adjustments
	Retail Banking Group	Card Services Group(1)	Commercial Group	Home Loans Group
						Securitization(2)	Other		Total
	(in millions)
Condensed income statement:
Net interest income	$1,203	$765	$196	$250	$132	$(503)	$132	(3)	$2,175
Provision for loan losses	2,300	626	29	907	119	(470)	–		3,511
Noninterest income	775	418	(8)	319	86	33	(54)	(4)	1,569
Inter-segment revenue (expense)	9	(5)	–	(4)	–	–	–		–
Noninterest expense	1,221	260	68	499	104	–	–		2,152
Minority interest expense	–	–	–	–	75	–	–		75

Income (loss) before income taxes	(1,534)	292	91	(841)	(80)	–	78		(1,994)
Income taxes	(491)	93	29	(269)	(68)	–	(150)	(5)	(856)

Net income (loss)	$(1,043)	$199	$62	$(572)	$(12)	$–	$228		$(1,138)

Performance and other data:
Average loans	$142,720	$26,889	$40,934	$55,672	$1,556	$(17,391)	$(1,220)	(6)	$249,160
Average assets	151,609	29,244	43,004	66,841	45,525	(15,075)	(1,220)	(6)	319,928
Average deposits	146,734	n/a	7,474	5,469	24,627	n/a	n/a		184,304

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

	Three Months Ended March 31, 2007
					Corporate Support/ Treasury and Other
						Reconciling Adjustments
	Retail Banking Group	Card Services Group(1)	Commercial Group	Home Loans Group
						Securitization(2)	Other		Total
	(in millions)
Condensed income statement:
Net interest income (expense)	$1,284	$641	$211	$244	$(22)	$(414)	$137	(3)	$2,081
Provision for loan losses	62	388	(10)	49	27	(282)	–		234
Noninterest income	751	474	15	161	94	132	(86)	(4)	1,541
Inter-segment revenue (expense)	18	–	–	(18)	–	–	–		–
Noninterest expense	1,069	329	74	522	111	–	–		2,105
Minority interest expense	–	–	–	–	43	–	–		43

Income (loss) before income taxes	922	398	162	(184)	(109)	–	51		1,240
Income taxes	346	149	61	(69)	(69)	–	38	(5)	456

Net income (loss)	$576	$249	$101	$(115)	$(40)	$–	$13		$784

Performance and other data:
Average loans	$155,206	$23,604	$38,641	$53,254	$1,345	$(12,507)	$(1,479)	(6)	$258,064
Average assets	165,044	26,039	41,005	71,382	40,875	(10,961)	(1,479)	(6)	331,905
Average deposits	144,030	n/a	12,028	8,501	46,205	n/a	n/a		210,764

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

Note 9: Equity Issuance

        In April 2008, the Company sold $7.2 billion of equity securities to investment vehicles managed by TPG Capital ("TPG") and to other qualified institutional buyers and institutional accredited investors, including many of the Company's largest institutional shareholders. The Company issued approximately 176 million shares of its common stock at a purchase price of $8.75 per share. In addition, the Company issued, in the aggregate, 56,570 shares of contingently convertible, perpetual non-cumulative preferred stock ("Preferred Stock") at a purchase price and liquidation preference of $100,000 per share. Warrants to acquire approximately 68 million shares of common stock were issued to investors, including TPG and others, who agreed to transfer restrictions on their shares. After receipt of certain approvals, including

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

approval of the Company's shareholders, the Preferred Stock will automatically convert into the Company's common stock and the warrants will become exercisable for common stock.

        Dividends on the Preferred Stock are initially payable, on a non-cumulative basis, in cash, on an as-converted basis. If all necessary approvals to convert the Preferred Stock into the Company's common stock are not obtained by June 30, 2008, the Preferred Stock will remain outstanding in accordance with its terms and will bear non-cumulative dividends commencing with the quarterly dividend period ending on September 15, 2008 at an annual rate of 14% of the liquidation preference of the Preferred Stock. To the extent that all necessary approvals are not obtained, this rate would further increase to 15.5% of the liquidation preference commencing with the quarterly dividend period ending March 15, 2009 and to 17% of the liquidation preference commencing with the quarterly dividend period ending on September 15, 2009. However, dividends on the Preferred Stock will always be paid at the higher of the amount payable in accordance with the applicable percentage rate described above and the dividend payable on an as-converted basis. The initial conversion price of the Preferred Stock is $8.75 per share. The warrants are exercisable at an initial price of $10.06 per share of the Company's common stock. Until the required approvals for conversion of the Preferred Stock and exercise of the warrants are obtained, the conversion price of the Preferred Stock, and the exercise price of the warrants, would each be reduced by $0.50 per common share following each six-month anniversary from the issuance date of the Preferred Stock and the warrants, up to a maximum reduction of $2.00 per common share. The conversion price of the Preferred Stock and the exercise price of the warrants are subject to anti-dilution adjustments.

        If the Company engages in certain transactions involving common stock or other equity-linked securities within 18 months from the closing date of this equity issuance, the Company will be required to compensate the TPG investors and certain other investors (solely for issuances within 9 months from the closing date) in the event that the effective sales price of a future common stock or other equity-linked securities transaction is less than $8.75 per share (the "Price Protection Feature").

        The transactions had no impact on the Company's results for the first quarter of 2008. The Company will account for this equity issuance in its financial statements for the second quarter of 2008 and subsequent periods. The accounting will include recognition of the common shares, Preferred Stock and warrants in stockholders' equity and recognition of the Price Protection Feature as a derivative measured at fair value. Any dilutive effects of the Preferred Stock as participating securities and the warrants will be considered in the calculation of earnings per share. The Company will account for a contingent beneficial conversion feature ("BCF") related to the conversion option in the Preferred Stock in accordance with EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The BCF will be measured based on its intrinsic value at the commitment date, April 7, 2008, based on the difference between the fair value of the Company's common stock and the effective conversion price per common share. The BCF will be recognized as a one-time deemed preferred dividend when contingencies associated with the conversion are resolved, including the shareholder approval of the conversion. This BCF one-time deemed dividend is a non-cash item that will not affect the Company's net income or loss but will have the effect of reducing earnings per common share as a subtraction from net income (loss) applicable to common stockholders. If the conversion contingencies are resolved in the second quarter, the BCF will reduce earnings per common share in the second quarter. If the Preferred Shares are converted later than the second quarter of 2008 with a lower conversion price according to the terms of the security, the one-time, non-cash reduction in EPS due to the recognition of the BCF will be greater.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors

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

        There are a number of significant factors which could cause actual conditions, events or results to differ materially from those described in the forward-looking statements, many of which are beyond management's control or its ability to accurately forecast or predict. Factors that might cause our future performance to vary from that described in our forward-looking statements include market, credit, operational, regulatory, strategic, liquidity, capital and economic factors as discussed in "Management's Discussion and Analysis" and in other periodic reports filed with the SEC. In addition, other factors besides those listed below or discussed in reports filed with the SEC could adversely affect our results and this list is not a complete set of all potential risks or uncertainties. Significant among the factors are the following which are described in greater detail in Part I Item 1A – "Risk Factors" in the Company's 2007 Annual Report on Form 10-K:

  •
  Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of the Company's loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company's business;

  •
  The Company's access to market-based liquidity sources may be negatively impacted if market conditions persist or if further ratings downgrades occur. Funding costs may increase from current levels, and gain on sale may be reduced, leading to reduced earnings;

  •
  If the Company has significant additional losses, it may need to raise additional capital, which could have a dilutive effect on existing shareholders, and it may affect its ability to pay dividends on its common and preferred stock;

  •
  Changes in interest rates may adversely affect the Company's business, including net interest income and earnings;

  •
  Certain of the Company's loan products have features that may result in increased credit risk;

  •
  The Company uses estimates in determining the fair value of certain of our assets, which estimates may prove to be imprecise and result in significant changes in valuation;

  •
  The Company is subject to risks related to credit card operations, and this may adversely affect its credit card portfolio and its ability to continue growing the credit card business;

  •
  The Company is subject to operational risk, which may result in incurring financial losses and reputational issues;

  •
  The Company's failure to comply with laws and regulations could have adverse effects on the Company's operations and profitability;

  •
  Changes in the regulation of financial services companies, housing government-sponsored enterprises, mortgage originators and servicers, and credit card lenders could adversely affect the Company;

  •
  The Company's business and earnings are highly sensitive to general business, economic and market conditions, and continued deterioration in these conditions may adversely affect its business and earnings;

  •
  The Company may face damage to its professional reputation and business as a result of allegations and negative public opinion as well as pending and threatened litigation; and

  •
  The Company is subject to significant competition from banking and nonbanking companies.

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

  Changes in Internal Control Over Financial Reporting

        Management reviews and evaluates the design and effectiveness of the Company's internal control over financial reporting on an ongoing basis, which may result in the discovery of deficiencies, some of which may be significant. Management changes its internal control over financial reporting as needed to maintain its effectiveness, correcting any deficiencies, as needed, in order to ensure the continued effectiveness of the Company's internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. For management's assessment of the Company's internal control over financial reporting, refer to the Company's 2007 Annual Report on Form 10-K, "Management's Report on Internal Control Over Financial Reporting."

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

        Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company's Board of Directors. The Company believes that the judgments, estimates and assumptions used in the preparation of its financial statements are appropriate given the facts and circumstances as of March 31, 2008. The nature of these judgments, estimates and assumptions are described in greater detail in the Company's 2007 Annual Report on Form 10-K in the "Critical Accounting Estimates" section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

  Fair Value of Certain Financial Instruments and Other Assets

        A portion of the Company's financial instruments are carried at fair value, including: mortgage servicing rights, trading assets including certain retained interests from securitization activities, available-for-sale securities and derivatives. In addition, loans held for sale are recorded at the lower of cost or fair value. Changes in fair value of those instruments that qualify as hedged items under fair value hedge accounting are recognized in earnings and offset the changes in fair value of derivatives used as hedge accounting instruments.

  Adoption of FASB Statement No. 157, Fair Value Measurement

        On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurement ("Statement No. 157"). Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels, based on the relative reliability of the inputs. The fair value hierarchy assigns the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

  •
  Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities.

  •
  Level 2 – Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

  •
  Level 3 – Valuation is modeled using significant inputs that are unobservable in the market.

        In accordance with Statement No. 157, it is the Company's policy to rely on the use of observable market information whenever possible when developing fair value measurements. Generally, for assets that are reported at fair value, the Company uses quoted market prices or internal valuation models to estimate their fair value. These models incorporate inputs such as forward yield curves, loan prepayment assumptions, expected loss assumptions, market volatilities and pricing spreads utilizing market-based inputs where readily available. The degree of management judgment involved in estimating the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market value inputs. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data, little judgment is necessary when estimating the instrument's fair value. Financial instruments that are valued using market-based information will usually be classified as either Level 1 or Level 2.

        When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. These financial instruments are classified as Level 3 and include those assets and liabilities in which internal valuation models using significant unobservable inputs are used to estimate fair value. The models' inputs reflect assumptions, such as discount rates and prepayment speeds, which the Company believes market participants would use in valuing the financial instruments. The various assumptions used in the Company's valuation models are periodically adjusted to account for changes in current market conditions. Accordingly, results from valuation models in one period may not be indicative of future period measurements, and changes made to assumptions could result in significant changes in valuation.

        Substantially all of the Company's Level 1 assets at March 31, 2008 were U.S. Government securities. Assets and liabilities generally included as Level 2 include substantially all of the Company's available-for-sale securities, including mortgage-backed securities, debt and equity securities issued by U.S. states, political subdivisions or commercial enterprises; those conforming mortgage loans held for sale that are carried at fair value; and derivative contracts traded in over-the-counter markets, such as interest rate swaps, forwards and options, and foreign currency swaps.

        Level 3 assets are comprised of the Company's mortgage servicing rights ("MSR"), substantially all trading assets, mortgage loan commitments that are accounted for as derivatives, and certain available-for-sale securities in which market-based information to estimate fair value was not available. The Company's Level 3 assets totaled $9.74 billion at March 31, 2008 and represented approximately 26% of total assets measured at fair value on a recurring basis and approximately 3% of the Company's total assets.

        See Note 7 to the Consolidated Financial Statements – "Fair Value" for a further description of the valuation methodologies used for assets and liabilities measured at fair value.

Overview

        The Company recorded a net loss in the first quarter of 2008 of $1.14 billion, or $1.40 per diluted share, compared with net income of $784 million, or $0.86 per diluted share in the first quarter of 2007. The decline resulted from significant credit deterioration in the Company's single-family residential ("SFR") mortgage portfolio, as steep declines in housing prices and accelerating levels of delinquencies resulted in a substantial increase in the provision for loan losses.

        The Company recorded a provision for loan losses of $3.51 billion in the first quarter of 2008, an increase of $3.28 billion from the first quarter of 2007 and significantly higher than first quarter 2008 net charge-offs, which totaled $1.37 billion. Adverse trends in key housing market indicators, including high inventory levels of unsold homes, rising foreclosure rates and the significant contraction in the availability of credit for nonconforming mortgage products exerted severe pressure on home prices, particularly in areas of the country in which the Company's lending activities have been concentrated. Nationwide sales volume of existing homes in March 2008 was 19% lower than the same month of the prior year, leading to a supply of unsold homes of approximately 9.9 months, a 32% increase from March 2007, while the national median sales price for existing homes fell by 8% between those periods. Since July 2006, average home prices, as measured by the Case-Shiller Home Price Index for the 20 largest metropolitan statistical areas ("MSA"), have declined 13%, with higher and accelerating levels of declines in the Company's primary MSA markets. Housing market weakness was also evident from the national volume of foreclosure filings, which increased by 112% from the first quarter of 2007 to the first quarter of 2008. With the deteriorating housing market conditions, homeowner delinquency rates have risen sharply. The Company's nonperforming assets to total assets ratio increased from 1.02% at March 31, 2007 to 2.87% at March 31, 2008, while SFR early stage delinquencies, representing loans that are up to three payments past due, more than doubled in size between these periods. Cure rates on early stage delinquencies have also deteriorated significantly, as declining home values and the reduced availability of credit throughout the mortgage market have created conditions in which many borrowers cannot refinance their mortgage or sell their home at a price that is sufficient to repay their mortgage. In addition to higher delinquency levels, loss severities have continued to increase at accelerating rates, reflecting the steep decline in home prices. Annualized net SFR charge-offs as a percentage of the average balance of the SFR portfolio increased from 0.23% in the first quarter of 2007 to 2.51% in the first quarter of 2008. Recent growth rates in loss severities have been most pronounced within the Option ARM home portfolio and the junior lien home equity and home equity lines of credit portfolios.

        With high loss provisioning levels expected to continue, the Company took steps to bolster its capital and liquidity positions. In April 2008, the Company issued approximately $7.2 billion of equity, comprised of common stock and contingently convertible, perpetual non-cumulative preferred stock. Additionally, in the second quarter of 2008, the Company will reduce the quarterly cash dividend rate on its common stock to $0.01 per share, thereby preserving approximately $490 million of capital on an annualized basis. The actions taken are expected to maintain the Company's capital ratios well above targeted levels while elevated credit costs are absorbed in the loan portfolio in 2008 and 2009.

        Annualized net credit card charge-offs as a percentage of the average balance of the credit card portfolio were 5.46% in the first quarter of 2008 and 2.96% in the first quarter of 2007, reflecting a downturn in consumer credit quality as the U.S. economy softened. The national unemployment rate increased to 5.1% in March 2008 from 4.4% in March 2007, while the U.S. economy lost approximately 232,000 net jobs during the three months ending March 31, 2008, compared with net job growth of 143,000 for the same period in the prior year. The Company expects net credit card charge-offs will continue to rise if the economy is further constrained by higher unemployment levels and anemic, or negative, job growth.

        Net interest income was $2.18 billion in the first quarter of 2008, compared with $2.08 billion in the same quarter of the prior year. The increase was due to the expansion of the net interest margin, which increased, on a taxable-equivalent basis, from 2.80% in the first quarter of 2007 to 3.05% in the first quarter of 2008. The 25 basis point increase in the margin was primarily due to significantly lower wholesale borrowing costs, reflecting the recent decline in short-term interest rates. With the accelerating rate of deterioration in the housing market and higher rates of unemployment, the Federal Reserve has reduced the target Federal Funds rate by a total of 225 basis points since the beginning of the year. As the Company's wholesale borrowing rates are usually correlated with interest rate policy changes made by the Federal Reserve and reprice to current market levels faster than most of the Company's interest-earning assets, the actions taken by the Fed are expected to further expand the margin during 2008.

        Noninterest income totaled $1.57 billion in the first quarter of 2008, compared with $1.54 billion in the first quarter of 2007. Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments, increased from $30 million in the first quarter of 2007 to $289 million in the first quarter of 2008. With the severe contraction in home mortgage credit availability, home loan refinancing activity was significantly lower in the first quarter of 2008, resulting in much slower loan paydown rates in the servicing portfolio. Lower refinancing levels also contributed to a $49 million gain in MSR valuation and risk management results in the most recent quarter, compared with a loss of $124 million in the first quarter of 2007, as that quarter's results were affected by a flat-to-inverted yield curve, which has the effect of increasing MSR hedging costs. The increase in net home mortgage loan servicing revenue was substantially offset by lower revenue from sales and servicing of consumer loans, reflecting the absence of credit card securitization activity in the first quarter of 2008, while widening credit spreads, higher credit card discount rates and securities downgrades continued to adversely affect the fair values of trading assets and certain available-for-sale mortgage-backed securities.

        Noninterest expense totaled $2.15 billion in the first quarter of 2008, compared with $2.10 billion in the first quarter of 2007. With significantly higher volumes of delinquent loans migrating to foreclosure status and the steep declines in housing prices, foreclosed asset expense increased from $39 million in the first quarter of 2007 to $155 million in the first quarter of 2008. Foreclosure expenses are expected to remain elevated until housing market conditions stabilize. Lower compensation and benefits expense, and declines in occupancy and equipment expense partially offset the higher foreclosure costs, reflecting the fourth quarter 2007 initiatives to resize the home loans business and corporate and other support functions, and to channel future home lending activities through the Company's retail banking stores. The number of employees at March 31, 2008 totaled 45,883, compared with 49,693 at March 31, 2007 and 49,403 at December 31, 2007.

        With the continuing deterioration in the credit markets, the Company took steps in April 2008 to further advance the alignment of home lending activities through its retail banking store network and reduce the scale of its home lending operations. Those steps will result in the discontinuation of all home lending conducted through the wholesale channel, the closure of all freestanding home loan centers and sales offices, and the consolidation of certain loan fulfillment centers. These actions are expected to result in the elimination of approximately 2,600 to 3,000 positions by June 30, 2008. The Company expects to fully realize in 2009 a $550 million to $650 million reduction in annual noninterest expense, through actions taken in the Home Loans business and corporate support areas.

Recently Issued Accounting Standards Not Yet Adopted

        Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

Summary Financial Data

	Three Months Ended March 31,
	2008	2007
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$2,175	$2,081
Net interest margin on a taxable-equivalent basis(1)	3.05%	2.80%
Noninterest income	$1,569	$1,541
Noninterest expense	2,152	2,105
Net income (loss)	(1,138)	784
Basic earnings per common share	$(1.40)	$0.89
Diluted earnings per common share	(1.40)	0.86
Basic weighted average number of common shares outstanding (in thousands)	856,923	874,816
Diluted weighted average number of common shares outstanding (in thousands)	856,923	899,706
Dividends declared per common share	$0.15	$0.54
Return on average assets	(1.42)%	0.95%
Return on average common equity	(23.27)	12.99
Efficiency ratio(2)	57.49	58.13
Asset Quality (at period end)
Nonaccrual loans(3)	$7,824	$2,672
Foreclosed assets	1,357	587

Total nonperforming assets(3)	9,181	3,259
Nonperforming assets(3) to total assets	2.87%	1.02%
Allowance for loan losses	$4,714	$1,540
Allowance as a percentage of loans held in portfolio	1.94%	0.71%
Credit Performance
Provision for loan losses	$3,511	$234
Net charge-offs	1,368	183
Capital Adequacy (at period end)
Stockholders' equity to total assets	7.02%	7.68%
Tangible equity to total tangible assets(4)	6.40	5.78
Tier 1 capital to average total assets (leverage)(5)	6.56	5.87
Total risk-based capital to total risk-weighted assets(5)	12.25	11.17
Per Common Share Data
Book value per common share (at period end)(6)	$21.74	$27.30
Market prices:
High	21.92	46.02
Low	8.72	38.73
Period end	10.30	40.38
Supplemental Data
Total home loan volume	13,487	30,204
Total loan volume	17,990	42,134

(1)
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
(4)
Excludes unrealized net gain/loss on available-for-sale securities and cash flow hedging instruments, goodwill and intangible assets (except MSR) and the impact from the adoption and application of FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. Minority interests of $3.91 billion and $2.45 billion for March 31, 2008 and March 31, 2007 are included in the numerator.
(5)
The capital ratios are estimated as if Washington Mutual, Inc. were a bank holding company subject to Federal Reserve Board capital requirements.
(6)
Excludes six million shares held in escrow.

Earnings Performance

        Average balances, on a taxable-equivalent basis, together with the total dollar amounts of interest income and expense related to such balances and the weighted average interest rates, were as follows:

	Three Months Ended March 31,
	2008			2007
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets (Taxable-Equivalent Basis(1))
Interest-earning assets(2):
Federal funds sold and securities purchased under agreements to resell	$2,118	3.48%	$18	$3,930	5.39%	$52
Trading assets	2,726	17.10	116	5,594	8.10	113
Available-for-sale securities(3):
Mortgage-backed securities	18,945	5.80	275	18,460	5.48	253
Investment securities	6,316	5.39	85	6,180	5.23	81
Loans held for sale	4,974	6.98	87	35,447	6.37	562
Loans held in portfolio(4):
Loans secured by real estate:
Home loans(5)(6)	109,773	6.27	1,720	97,365	6.45	1,570
Home equity loans and lines of credit(6)	61,196	6.28	956	53,014	7.56	989
Subprime mortgage channel(7)	18,106	6.33	287	20,612	6.67	344
Home construction(8)	2,142	7.65	41	2,061	6.55	34
Multi-family	31,962	6.35	507	29,826	6.58	491
Other real estate	9,797	6.49	158	6,763	7.03	117

Total loans secured by real estate	232,976	6.31	3,669	209,641	6.79	3,545
Consumer:
Credit card	9,024	10.75	241	10,904	11.57	311
Other	195	17.47	8	267	12.96	9
Commercial	1,991	7.36	37	1,805	7.96	36

Total loans held in portfolio	244,186	6.49	3,955	222,617	7.04	3,901
Other	6,000	3.94	59	3,472	5.77	49

Total interest-earning assets	285,265	6.45	4,595	295,700	6.81	5,011
Noninterest-earning assets:
Mortgage servicing rights	5,882			6,304
Goodwill	7,286			9,054
Other assets	21,495			20,847

Total assets	$319,928			$331,905

(This table is continued on the next page.)

(1)
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
(4)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $62 million and $155 million for the three months ended March 31, 2008 and 2007.
(5)
Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $336 million and $361 million for the three months ended March 31, 2008 and 2007.
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

(Continued from the previous page.)

	Three Months Ended March 31,
	2008			2007
	Average Balance	Rate	Interest Expense	Average Balance	Rate	Interest Expense
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$24,384	1.75%	$107	$31,821	2.63%	$206
Savings and money market deposits	55,951	2.73	379	54,862	3.27	443
Time deposits	74,225	4.57	843	91,631	4.97	1,123

Total interest-bearing deposits	154,560	3.46	1,329	178,314	4.03	1,772
Federal funds purchased and commercial paper	1,009	3.62	9	3,846	5.48	52
Securities sold under agreements to repurchase	885	3.78	8	12,098	5.48	164
Advances from Federal Home Loan Banks	62,799	4.29	670	36,051	5.38	478
Other	34,048	4.71	400	32,808	5.67	461

Total interest-bearing liabilities	253,301	3.83	2,416	263,117	4.51	2,927

Noninterest-bearing sources:
Noninterest-bearing deposits	29,744			32,450
Other liabilities	8,902			9,482
Minority interests	3,915			2,449
Stockholders' equity	24,066			24,407

Total liabilities and stockholders' equity	$319,928			$331,905

Net interest spread and net interest income on a taxable-equivalent basis		2.62	$2,179		2.30	$2,084

Impact of noninterest-bearing sources		0.43			0.50
Net interest margin on a taxable-equivalent basis		3.05			2.80

  Net Interest Income

        Net interest income and the net interest margin, both expressed on a taxable-equivalent basis, totaled $2.18 billion and 3.05% in the first quarter of 2008, compared with $2.08 billion and 2.80% in the first quarter of 2007. The increase in the net interest margin was due to the decrease in the cost of borrowed funds and deposits which outpaced the contraction in the yield on average interest-earning assets. For the first quarter of 2008, compared with the same period in 2007, the yield on average interest-earning assets decreased 36 basis points, while the yield on average interest-bearing liabilities decreased 68 basis points, reflecting lower deposits and wholesale borrowing costs following the 300 basis point reduction in the Federal Funds rate between the two periods.

  Noninterest Income

        Noninterest income consisted of the following:

	Three Months Ended March 31,
			Percentage Change
	2008	2007
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans	$411	$125	230%
Revenue from sales and servicing of consumer loans	248	443	(44)
Depositor and other retail banking fees	704	665	6
Credit card fees	181	172	5
Securities fees and commissions	58	60	(3)
Insurance income	30	29	3
Loss on trading assets	(216)	(108)	100
Gain on other available-for-sale securities	18	35	(47)
Other income	135	120	12

Total noninterest income	$1,569	$1,541	2

  Revenue from sales and servicing of home mortgage loans

        Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended March 31,
			Percentage Change
	2008	2007
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain from home mortgage loans and originated mortgage-backed securities(1)	$143	$149	(4)%
Revaluation loss from derivatives economically hedging loans held for sale	(21)	(54)	(61)

Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	122	95	30
Servicing activity:
Home mortgage loan servicing revenue(2)	470	514	(9)
Change in MSR fair value due to payments on loans and other	(230)	(356)	(36)
Change in MSR fair value due to valuation inputs or assumptions	(499)	(96)	422
Revaluation gain (loss) from derivatives economically hedging MSR	548	(32)	–

Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments	289	30	855

Total revenue from sales and servicing of home mortgage loans	$411	$125	230

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

        The following table presents MSR valuation and the corresponding risk management derivative instruments and securities during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in millions)
MSR Valuation and Risk Management:
Change in MSR fair value due to valuation inputs or assumptions	$(499)	$(96)
Gain (loss) on MSR risk management instruments:
Revaluation gain (loss) from derivatives	548	(32)
Revaluation gain from certain trading securities	–	4

Total gain (loss) on MSR risk management instruments	548	(28)

Total changes in MSR valuation and risk management	$49	$(124)

        The following table reconciles the gain (loss) on investment securities that are designated as MSR risk management instruments to loss on trading assets that are reported within noninterest income during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Gain (loss) on trading assets resulting from:
MSR risk management instruments	$–	$4
Other	(216)	(112)

Total loss on trading assets	$(216)	$(108)

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

        The Company enters into commitments to originate or purchase loans that are intended to be sold after they are funded. These commitments represent interest rate derivative financial instruments and, accordingly, are recorded at fair value through earnings. In accordance with the provisions of SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings Under Generally Accepted Accounting Principles ("SAB No. 109"), which the Company adopted on January 1, 2008, the expected net future cash flows related to the associated servicing of loans should be included in the fair value estimation of derivative loan commitments. Under previous accounting rules, the expected value of net servicing cash flows was not recognized until the loans were funded and sold. At March 31, 2008 the expected value of the future net servicing cash flows totaled $79 million and was included in gain from home mortgage loans during the first quarter. This amount is comprised of derivative loan commitments and those commitments that were subsequently funded but not sold as of the end of the quarter.

        Gain from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments, was $122 million in the first quarter of 2008 compared with $95 million in the same period of 2007. Liquidity in the secondary markets for subprime mortgage loans began to deteriorate in the first quarter of 2007 and expanded across the secondary market in the second half of 2007, resulting in the near-absence of liquidity for substantially all loans not eligible for purchase by the housing government-sponsored enterprises. Reflecting the severe contraction in secondary mortgage market liquidity, home loan sales volume for the three months ended March 31, 2008 totaled $10.00 billion, a 78% decrease from $45.25 billion during the same period of 2007.

        The value of the MSR asset, which is estimated using an OAS valuation methodology classified as Level 3 in the fair value hierarchy, is subject to prepayment risk. Future expected net cash flows from servicing a loan in the servicing portfolio will not be realized if the loan pays off earlier than expected. Moreover, since most loans within the servicing portfolio do not impose prepayment fees for early payoff, a corresponding economic benefit will not be received if the loan pays off earlier than expected. The fair value of the MSR is estimated from the present value of the future net cash flows the Company expects to receive from the servicing portfolio. Accordingly, prepayment risk subjects the MSR to potential declines in fair value. Due to this risk, the realization of future expected net cash flows may differ significantly from period end fair value of the MSR asset.

        Home mortgage loan servicing revenue, net of loan payments, increased by $82 million for the three months ended March 31, 2008, compared with the same period in 2007. The increase in net servicing revenue was attributable to a slowdown in mortgage prepayments, reflecting diminished opportunities for borrowers to refinance during a period when the housing market is weakening, underwriting standards across the mortgage banking industry have tightened and rates for nonconforming loan products are higher.

        MSR valuation and risk management resulted in a gain of $49 million in the first quarter of 2008, compared with a loss of $124 million in the same period for 2007. While expected prepayment speeds increased as a result of lower mortgage interest rates in the first quarter of 2008, the impact of lower rates on the MSR fair value was softened by the diminished availability of home loan refinancing opportunities, which lessened the sensitivity of the MSR asset to prepayment risk. The increase in the value of MSR risk management instruments more than offset the decline in MSR valuation. The performance of the MSR risk management instruments was adversely affected by the flat-to-inverted slope of the yield curve for the three months ended March 31, 2007, which had the effect of increasing hedging costs during that period.

  All Other Noninterest Income Analysis

        Revenue from sales and servicing of consumer loans decreased $195 million for the three months ended March 31, 2008, compared with the same period in 2007. The Company did not enter into credit card securitization sales for the three months ended March 31, 2008 due to the challenging capital markets environment. This led to a decrease of $155 million in gain from securitizations for the quarter ended March 31, 2008 as compared with the same period in 2007.

        Depositor and other retail banking fees increased $39 million for the quarter ended March 31, 2008, compared with the same period in 2007, largely due to higher transaction fees and an increase in the number of noninterest-bearing checking accounts. The number of noninterest-bearing checking accounts at March 31, 2008 totaled approximately 11.3 million compared with approximately 10.0 million at March 31, 2007.

        Loss on trading assets increased $108 million for the quarter ended March 31, 2008, compared with the same period in 2007 as a result of continued illiquidity in the capital markets, contributing to less favorable economic assumptions used to measure the value of trading assets retained from mortgage loan and credit card securitizations.

        Driven by higher sales volume, the Company realized net gains on sales of available-for-sale securities of $85 million in the first quarter of 2008. These gains were partially offset by impairment losses of $67 million recognized on mortgage-backed securities where the Company determined that the decline in the fair value of the securities below their amortized cost represented an other-than-temporary condition.

        Included in other income for the three months ended March 31, 2008, was an $85 million gain from the partial redemption of shares associated with the Company's portion of the Visa initial public offering.

  Noninterest Expense

        Noninterest expense consisted of the following:

	Three Months Ended March 31,
			Percentage Change
	2008	2007
	(dollars in millions)
Compensation and benefits	$914	$1,002	(9)%
Occupancy and equipment	358	376	(5)
Telecommunications and outsourced information services	130	129	1
Depositor and other retail banking losses	63	61	3
Advertising and promotion	105	98	8
Professional fees	39	38	3
Postage	103	107	(4)
Foreclosed asset expense	155	39	300
Other expense	285	255	12

Total noninterest expense	$2,152	$2,105	2

        A significant portion of the $88 million decrease in compensation and benefits expense for the three months ended March 31, 2008, compared with the same period in 2007, was due to lower home loan mortgage banking incentive compensation that resulted from the significant decline in home loan volume. Reflecting the Company's fourth quarter 2007 initiatives to resize the home loans business and corporate and other support functions, and to channel future home lending activities through the Company's retail banking stores, the number of employees decreased from 49,693 at March 31, 2007 to 45,883 at March 31, 2008.

        Occupancy and equipment expense decreased $18 million for the three months ended March 31, 2008 compared with the same period in 2007, primarily due to a reduction in depreciation and lease expenses as a result of the closure of approximately 200 home loan locations in the fourth quarter of 2007.

        The increase in foreclosed asset expense for the three months ended March 31, 2008, compared with the same period in 2007, was due to higher foreclosures reflecting the deterioration in the credit environment and further weakening in the housing market. The total number of foreclosed properties has increased while the values of those properties have generally declined.

        Other noninterest expense during the first quarter of 2008 included a $38 million partial recovery of the Visa litigation expense recorded during the second half of 2007.

Review of Financial Condition

  Trading Assets

        Trading assets consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Credit card retained interests	$1,830	$1,838
Mortgage-backed securities	578	854
U.S. Government and other debt securities	75	76

Total trading assets	$2,483	$2,768

        The Company's trading assets are primarily comprised of financial instruments that are retained from securitization transactions. Credit card retained interests are mostly comprised of subordinated interests that consist of noninterest bearing beneficial interests. These retained interests are repaid after the related senior classes of securities, which are usually held by third party investors. Substantially all of the trading assets are classified as Level 3 in the fair value hierarchy.

        Trading assets at March 31, 2008 decreased $285 million from December 31, 2007 primarily due to market valuation losses on mortgage-backed trading securities reflecting the illiquidity of the capital markets. These losses were predominantly related to the remaining assets of WaMu Capital Corp. ("WCC"), which is being wound down in connection with the Company's change in strategy for its Home Loans business. During the first quarter of 2008, WCC sold substantially all of its holdings to various other subsidiaries of the Company in arms-length transactions.

        The following table presents trading assets, including mortgage-backed securities by asset type, by investment grade at March 31, 2008:

	AAA	AA	A	BBB	Below Investment Grade		Total
	(in millions)
Credit card retained interests	$–	$34	$106	$278	$1,412		$1,830
Mortgage-backed securities:
Prime	315	3	14	16	20		368
Alt-A	100	33	6	6	24		169
Subprime	–	–	–	1	1	(1)	2
Commercial	–	–	–	–	39		39

Total mortgage-backed securities	415	36	20	23	84		578
U.S. Government and other debt securities	75	–	–	–	–		75

Total trading assets	$490	$70	$126	$301	$1,496		$2,483

(1)
Represents retained interest in subprime mortgage loan securitizations, including $1 million in residual interests.

  Available-for-Sale Securities

        The Company holds available-for-sale securities primarily for interest rate risk management and liquidity enhancement purposes. Accordingly, the portfolio is comprised primarily of highly-rated debt securities. The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of available-for-sale securities as of the dates indicated. At March 31, 2008 and December 31, 2007 there were no securities classified as held to maturity.

	March 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$176	$4	$–	$180
Agency	7,753	117	(49)	7,821
Private label	11,435	10	(1,306)	10,139

Total mortgage-backed securities	19,364	131	(1,355)	18,140
Investment securities:
U.S. Government	124	4	–	128
Agency	1,377	39	–	1,416
U.S. states and political subdivisions	1,391	18	(8)	1,401
Other debt securities	2,176	16	(100)	2,092
Equity securities	475	–	(46)	429

Total investment securities	5,543	77	(154)	5,466

Total available-for-sale securities	$24,907	$208	$(1,509)	$23,606

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$177	$2	$(1)	$178
Agency	6,968	69	(23)	7,014
Private label	12,356	45	(344)	12,057

Total mortgage-backed securities	19,501	116	(368)	19,249
Investment securities:
U.S. Government	591	3	(1)	593
Agency	3,614	40	(2)	3,652
U.S. states and political subdivisions	1,598	17	(8)	1,607
Other debt securities	2,030	15	(35)	2,010
Equity securities	455	2	(28)	429

Total investment securities	8,288	77	(74)	8,291

Total available-for-sale securities	$27,789	$193	$(442)	$27,540

        The Company monitors securities in its available-for-sale investment portfolio for other-than-temporary impairment. Impairment may result from credit deterioration of the issuer or underlying collateral, changes in market rates relative to the interest rate of the instrument, adverse changes in prepayment speeds or other influences on the fair value of securities. The Company performs a security-by-security analysis to determine whether impairment is other than temporary and considers many factors in determining whether the impairment is other than temporary, including but not limited to adverse changes in expected cash flows, the length of time the security has had a fair value less than the cost basis, the severity of the unrealized loss, the Company's intent and ability to hold the security for a period of time sufficient for a recovery in value, issuer-specific factors such as the issuer's financial condition, external credit ratings and general market conditions. The Company recognized other-than-temporary impairment losses of $67 million on certain mortgage securities backed by Alt-A, prime and subprime collateral during the first quarter of 2008. Continuing credit deterioration in the market for certain mortgage securities resulted in further declines in the fair value of the securities and the recognition of impairment losses through earnings. The securities for which other-than-temporary impairment losses were recognized were classified as Level 3 in the fair value hierarchy.

        Unrealized losses increased $1.07 billion during the first quarter of 2008, predominantly due to market credit spreads widening. The Company does not believe it is probable that it will be unable to collect all amounts due on these securities as it has the intent and ability to retain these securities for a sufficient period of time to allow for their recovery. Accordingly, the Company does not consider their decline in fair value to represent an other-than-temporary impairment condition.

        During the first quarter of 2008, the Company transferred $373 million of available-for-sale securities from Level 2 to Level 3 in the fair value hierarchy. The market inputs used to estimate the fair value of these securities could not be corroborated and therefore, fair value was based on unobservable inputs. For the quarter, the Company recognized unrealized losses, on the securities transferred into Level 3, of $123 million that were recorded to other comprehensive income, net of income taxes. Also during the same period, the Company transferred $845 million of available-for-sale securities from Level 3 to Level 2 as the Company was able to use observable market inputs to corroborate the fair value estimates.

        The gross gains and losses realized through earnings on available-for-sale securities for the periods indicated were as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Available-for-sale securities
Realized gross gains	$102	$39
Realized gross losses	(84)	(4)

Realized net gain	$18	$35

  Mortgage-backed securities

        The fair value of available-for-sale mortgage-backed securities by asset type and investment grade at March 31, 2008 is presented in the following table:

	AAA(1)	AA	A	BBB	Below Investment Grade	Total
	(in millions)
Mortgage-backed securities:
Agency	$8,001	$–	$–	$–	$–	$8,001
Prime	3,257	387	91	32	1	3,768
Alt-A	581	107	36	27	22	773
Subprime	178	33	76	24	17	328
Commercial	5,241	14	–	8	7	5,270

Total mortgage-backed securities	$17,258	$541	$203	$91	$47	$18,140

(1)
Includes securities guaranteed by the U.S. Government or U.S. Government sponsored agencies which are not rated.

  Investment securities

        At March 31, 2008, available-for-sale investment securities were comprised primarily of U.S. Government-sponsored agency securities and securities issued by U.S. states and political subdivisions. Substantially all investment securities are investment grade.

  Loans

        Total loans consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Loans held for sale	$4,941	$5,403

Loans held in portfolio:
Loans secured by real estate:
Home loans(1)	$108,420	$110,387
Home equity loans and lines of credit(1)	61,234	60,963
Subprime mortgage channel(2):
Home loans	15,032	16,092
Home equity loans and lines of credit	2,312	2,525
Home construction(3)	2,088	2,226
Multi-family	32,528	31,754
Other real estate	10,022	9,524

Total loans secured by real estate	231,636	233,471
Consumer:
Credit card	8,989	8,831
Other	186	205
Commercial	2,003	1,879

Total loans held in portfolio(4)	$242,814	$244,386

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
(4)
Includes net unamortized deferred loan costs of $1.42 billion and $1.45 billion at March 31, 2008 and December 31, 2007.

        Due to the illiquid market, residential mortgage loans designated as held for sale at March 31, 2008 were largely limited to conforming loans eligible for purchase by the housing government-sponsored enterprises. Additionally, as a result of the severe contraction in secondary market liquidity, the Company transferred approximately $1 billion of credit card loans held for sale to its loan portfolio during the first quarter of 2008. During the fourth quarter of 2007, the Company discontinued all lending through its subprime mortgage channel. Subprime mortgage channel home loans and home equity loans and lines of credit decreased $1.27 billion as loan payoffs in the subprime portfolio were not replaced with loan originations in the first quarter of 2008.

        Total home loans held in portfolio consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$55,846	$58,870
Other ARMs	9,088	9,551

Total short-term adjustable-rate loans	64,934	68,421
Medium-term adjustable-rate loans(3)	38,056	36,507
Fixed-rate loans	5,430	5,459

Home loans held in portfolio(4)	108,420	110,387
Subprime mortgage channel	15,032	16,092

Total home loans held in portfolio	$123,452	$126,479

(1)
Short-term adjustable-rate loans reprice within one year.
(2)
The total amount by which the unpaid principal balance of Option ARM loans exceeded their original principal amount was $1.93 billion and $1.73 billion at March 31, 2008 and December 31, 2007.
(3)
Medium-term adjustable-rate loans reprice after one year.
(4)
Excludes home loans in the subprime mortgage channel.

        The Option ARM home loan portfolio decreased during the first quarter of 2008, as loan payments sharply exceeded originations, reflecting tighter underwriting standards across the mortgage banking industry and increased rates for nonconforming loan products. Option ARM loan volume for the three months ended March 31, 2008 was $231 million compared with $3.95 billion for the three months ended December 31, 2007.

  Other Assets

        Other assets consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Accounts receivable	$3,207	$4,837
Investment in bank-owned life insurance	5,126	5,072
Premises and equipment	2,704	2,779
Accrued interest receivable	1,791	2,039
Derivatives	2,817	2,093
Identifiable intangible assets	351	388
Foreclosed assets	1,357	979
Other	4,046	3,847

Total other assets	$21,399	$22,034

        The decrease in accounts receivable was due to the decrease in accrued net income tax receivable of $2.05 billion. As of December 31, 2007, the Company had accrued a net income tax receivable of approximately $2.72 billion, representing tax refund claims from various taxing authorities for periods through December 31, 2005, most of which was received from the Internal Revenue Service during the first quarter of 2008.

        The increase in derivatives was due to the increase in the fair values on certain contracts that benefited from a decrease in interest rates.

  Deposits

        Deposits consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$25,131	$23,476
Interest bearing	23,631	25,713

Total checking deposits	48,762	49,189
Savings and money market deposits	51,317	44,987
Time deposits	51,574	49,410

Total retail deposits	151,653	143,586
Commercial business and other deposits	10,405	11,267
Brokered deposits:
Consumer	17,739	18,089
Institutional	1,711	2,515
Custodial and escrow deposits	6,541	6,469

Total deposits	$188,049	$181,926

        The increase in noninterest-bearing retail checking deposits was predominantly due to the continuing customer account growth in the Company's free checking product. Time deposits and savings and money market accounts increased as higher interest rates offered on money market deposits attracted new deposits and customers shifted from interest-bearing retail checking deposits. As a result, overall deposits increased by $6.12 billion.

        Transaction accounts (checking, savings and money market deposits) comprised 66% of retail deposits at March 31, 2008 and December 31, 2007. These products generally have the benefit of lower interest costs, compared with time deposits, and represent the core customer relationship that is maintained within the retail banking franchise. Average total deposits funded 65% of average total interest-earning assets in the first quarter of 2008, compared with 64% in the fourth quarter of 2007.

  Borrowings

        Other borrowings of $32.71 billion at March 31, 2008 decreased $6.25 billion from December 31, 2007. The decrease was due to early termination of a long-term borrowing secured by single-family and multi-family mortgage loans. In addition, securities sold under agreements to repurchase decreased by $3.93 billion from the December 31, 2007 balance of $4.15 billion.

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

        The Company serves the needs of 19.8 million consumer households through its 2,261 retail banking stores, 228 lending stores and centers, 4,965 owned and branded ATMs, telephone call centers and online banking.

        Financial highlights by operating segment were as follows:

  Retail Banking Group

	Three Months Ended March 31,
			Percentage Change
	2008	2007
	(dollars in millions)
Condensed income statement:
Net interest income	$1,203	$1,284	(6)%
Provision for loan losses	2,300	62	–
Noninterest income	775	751	3
Inter-segment revenue	9	18	(53)
Noninterest expense	1,221	1,069	14

Income (loss) before income taxes	(1,534)	922	–
Income taxes	(491)	346	–

Net income (loss)	$(1,043)	$576	–

Performance and other data:
Efficiency ratio	61.48%	52.08%	18
Average loans	$142,720	$155,206	(8)
Average assets	151,609	165,044	(8)
Average deposits	146,734	144,030	2
Loan volume	1,238	4,576	(73)
Employees at end of period	28,736	28,229	2

        The decrease in net interest income for the three months ended March 31, 2008, compared with the same period in 2007, was primarily due to a decline in the spread and average balances of home mortgage loans and a decline in the funds transfer pricing credit on deposits resulting from a decline in short-term interest rates.

        The substantial increase in the provision for loan losses in the first quarter of 2008 resulted from an increase in delinquencies in the home equity and home mortgage loan portfolios and declining housing prices from the deteriorating housing market.

        The increase in noninterest income was substantially due to growth in depositor and other retail banking fees of 6% during the three months ended March 31, 2008, compared with the same period in 2007, reflecting an increase in deposit fees that was due to higher transaction fees and the increase in the number of noninterest-bearing checking accounts. The number of noninterest-bearing retail checking accounts at March 31, 2008 totaled approximately 11.3 million, compared with approximately 10.0 million at March 31, 2007.

        Noninterest expense in the first quarter of 2008 increased primarily due to the continued focus on growing the retail banking franchise and an increase in foreclosed asset expense. This retail-focused strategy was reflected in the increase in compensation and benefits expense and advertising and promotion expense. Foreclosed asset expense increased from $6 million in the first quarter of 2007 to $35 million in the first quarter of 2008.

  Card Services Group (Managed basis)

	Three Months Ended March 31,
			Percentage Change
	2008	2007
	(dollars in millions)
Condensed income statement:
Net interest income	$765	$641	19%
Provision for loan losses	626	388	61
Noninterest income	418	474	(12)
Inter-segment expense	5	–	–
Noninterest expense	260	329	(21)

Income before income taxes	292	398	(27)
Income taxes	93	149	(37)

Net income	$199	$249	(20)

Performance and other data:
Efficiency ratio	22.04%	29.51%	(25)
Average loans	$26,889	$23,604	14
Average assets	29,244	26,039	12
Employees at end of period	2,881	2,579	12

        The Company evaluates the performance of the Card Services Group on a managed basis. Managed financial information is derived by adjusting the GAAP financial information to add back securitized loan balances and the related interest, fee income and provision for credit losses. Securitization adjustments within the Credit Card managed view have no impact to net income as these adjustments net to zero.

        The increase in net interest income for the three months ended March 31, 2008 was primarily due to growth in the average balance of managed credit card loans, which increased $3.29 billion when compared with the three months ended March 31, 2007. Also contributing to the increase was improved spreads on the credit card portfolio as declining funds transfer charges outpaced the decline in yields on credit card receivables.

        The increase in the provision for loan losses reflects the increase in the balance of managed credit card receivables in the first quarter of 2008 and an increase in managed net credit losses. Managed net credit losses increased to 9.32% of managed receivables in the first quarter of 2008 from 6.31% in the first quarter of 2007. As the market shifted from a relatively benign credit environment in early 2007 to the current challenging economic environment, delinquencies in the credit card portfolio increased.

        Noninterest income decreased for the three months ended March 31, 2008, compared with the same period in 2007, due to the decline in revenue from sales and servicing of consumer loans as no new securitization sales were completed during the first quarter of 2008 given the challenging capital market environment. Substantially offsetting this decline was an $85 million gain from the redemption of a portion of the Company's shares associated with the Visa initial public offering, and higher fee income.

        The decrease in noninterest expense in the first quarter of 2008, compared with the same period in 2007, substantially resulted from a partial recovery of $38 million of the Visa-related litigation expense recorded during the second half of 2007 and lower postage and marketing expense.

  Commercial Group

	Three Months Ended March 31,
			Percentage Change
	2008	2007
	(dollars in millions)
Condensed income statement:
Net interest income	$196	$211	(7)%
Provision for loan losses	29	(10)	–
Noninterest income	(8)	15	–
Noninterest expense	68	74	(9)

Income before income taxes	91	162	(44)
Income taxes	29	61	(52)

Net income	$62	$101	(39)

Performance and other data:
Efficiency ratio	36.09%	32.85%	10
Average loans	$40,934	$38,641	6
Average assets	43,004	41,005	5
Average deposits	7,474	12,028	(38)
Loan volume	2,835	3,671	(23)
Employees at end of period	1,358	1,459	(7)

        The decrease in net interest income was primarily due to a decline in the average balance of deposits attributable to the winding-down of the mortgage banker finance warehouse lending operations in the fourth quarter of 2007. Partially offsetting this decrease was higher net interest income on commercial mortgage-backed securities due to an increase in the spread between funds transfer charges and the yield on the securities, and increased average balances of other commercial real estate and multi-family loans.

        The increase in the provision for loan losses was due to increased delinquencies and higher balances of loans held in portfolio.

        The decrease in noninterest income was due to lower gain on sale resulting from decreased sales volume and losses on trading securities. The decrease was partially offset by improved performance of derivatives held to economically hedge loans held for sale.

        The decrease in noninterest expense was predominantly due to lower compensation and benefits expense resulting from lower production volume and a reduction in the number of employees.

  Home Loans Group

	Three Months Ended March 31,
			Percentage Change
	2008	2007
	(dollars in millions)
Condensed income statement:
Net interest income	$250	$244	3%
Provision for loan losses	907	49	–
Noninterest income	319	161	98
Inter-segment expense	4	18	(80)
Noninterest expense	499	522	(4)

Loss before income taxes	(841)	(184)	357
Income taxes	(269)	(69)	290

Net loss	$(572)	$(115)	397

Performance and other data:
Efficiency ratio	88.26%	134.82%	(35)
Average loans	$55,672	$53,254	5
Average assets	66,841	71,382	(6)
Average deposits	5,469	8,501	(36)
Loan volume	13,774	33,780	(59)
Employees at end of period	9,159	13,449	(32)

        The increase in net interest income in the first quarter of 2008, compared with the same period in 2007, was predominantly due to an increase in average balances of home mortgage loans. Also contributing to the increase was lower funds transfer pricing charges on the MSR asset. This increase in net interest income was substantially offset by lower funds transfer pricing credits on deposit balances due to both a decrease in short-term interest rates and lower average balances of deposits.

        The provision for loan losses increased in response to higher levels of delinquencies and loss severity rates as a result of deteriorating housing market conditions. Due to declining home values and reduced availability of credit throughout the mortgage market, borrowers who become delinquent are less likely to be able to cure their loans through sale or refinancing, resulting in increased foreclosures and charge-offs.

        The increase in noninterest income for the three months ended March 31, 2008, compared with the same period in 2007, was primarily driven by improved performance in MSR valuation and risk management, as well as increased net loan servicing revenue. These increases both reflect a slowdown in mortgage prepayments as underwriting standards across the mortgage banking industry tightened and the opportunities for borrowers to refinance diminished. Partially offsetting the increase was higher losses on trading assets, reflecting the illiquidity of the capital markets. In accordance with the provisions of SEC SAB No. 109, the Home Loans Group recognized noninterest income of $79 million for the expected net future cash flows related to the associated servicing of loans during the first quarter of 2008 on derivative loan commitments and those commitments that were subsequently funded but not sold as of the end of the quarter. This benefit was almost entirely offset by lower sales volume, reflecting the severe contraction in secondary mortgage market liquidity for substantially all loans not eligible for purchase by the housing government-sponsored enterprises.

        The decrease in noninterest expense for the three months ended March 31, 2008, compared with the same period in 2007, was predominantly due to the decline in loan originations and related expenses and a reduction in the number of employees, reflecting the fourth quarter 2007 initiative to resize the home loans business. This decrease was partially offset by higher foreclosed asset expense as a result of the downturn in the housing market and increased defaults. Foreclosed asset expense totaled $118 million in the first quarter of 2008, compared with $33 million in the first quarter of 2007.

  Corporate Support/Treasury and Other

	Three Months Ended March 31,
			Percentage Change
	2008	2007
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$132	$(22)	–%
Provision for loan losses	119	27	351
Noninterest income	86	94	(8)
Noninterest expense	104	111	(7)
Minority interest expense	75	43	77

Loss before income taxes	(80)	(109)	(26)
Income taxes	(68)	(69)	(1)

Net loss	$(12)	$(40)	(71)

Performance and other data:
Average loans	$1,556	$1,345	16
Average assets	45,525	40,875	11
Average deposits	24,627	46,205	(47)
Loan volume	143	107	34
Employees at end of period	3,749	3,977	(6)

        The improvement in net interest income for the three months ended March 31, 2008 was substantially due to the lower cost of borrowings. Also contributing to the increase was improved spreads on available-for-sale securities as yields improved and funds transfer charges declined.

        Included in noninterest income for the three months ended March 31, 2008 was realized net gains on sales of available-for-sale securities of $85 million, partially offset by impairment losses of $67 million recognized on mortgage-backed securities where the Company determined that the decline in the fair value of the securities below their amortized cost represented an other-than-temporary impairment.

        Noninterest expense for the three months ended March 31, 2008 decreased due to lower incentive compensation and benefits expense and reductions in the number of employees. This decrease was primarily offset by lower corporate expense recoveries from the segments.

        Minority interest expense represents dividends on preferred securities that were issued during 2006 and 2007 by Washington Mutual Preferred Funding LLC ("WMPF LLC"), an indirect subsidiary of Washington Mutual Bank. The increase from the first quarter of 2007 is due to dividends on the issuance of additional preferred stock classified as minority interests in the fourth quarter of 2007.

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

        When the Company sells or securitizes loans that it originated, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests in mortgage loan securitizations, excluding the rights to service such loans, were $1.44 billion at March 31, 2008, of which $1.37 billion are of investment-grade quality. Retained interests in credit card securitizations were $1.83 billion at March 31, 2008, of which $418 million are of investment-grade quality. Additional information concerning securitization transactions is included in Notes 7 and 8 to the Consolidated Financial Statements – "Securitizations" and "Mortgage Banking Activities" in the Company's 2007 Annual Report on Form 10-K.

  American Securitization Forum Framework

        In December 2007, the American Securitization Forum ("ASF"), working with various constituency groups as well as representatives of U.S. federal government agencies, issued the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans (the "ASF Framework"). On January 8, 2008, the Securities and Exchange Commission's Office of the Chief Accountant (the "OCA") issued a letter addressing accounting issues that may be raised by the ASF Framework. The OCA letter expressed the view that if a subprime loan made to a Segment 2 borrower, as described below, is modified within a QSPE in accordance with the ASF Framework and that loan could be legally modified, the OCA would not object to the continuing treatment of the QSPE as an off-balance sheet entity.

        The parameters of the ASF Framework stratify subprime borrowers into the following segments: borrowers that can refinance into readily available mortgage industry products ("Segment 1"); borrowers that have demonstrated the ability to pay their introductory rates, are unable to refinance and are unable to afford their reset rates ("Segment 2"); and borrowers that require in-depth, case-by-case analysis due to loan histories that demonstrate difficulties in making timely introductory rate payments ("Segment 3"). Consistent with its objectives, the ASF Framework was designed to fast-track loan modifications for Segment 2 borrowers, for which default is considered to be reasonably foreseeable.

        The Company elected to apply the fast-track loan modification provisions of the ASF Framework beginning in March 2008 and its application did not impact the off-balance sheet accounting treatment of QSPEs that hold the Segment 2 loans that were selected for modification.

        At March 31, 2008, the total amount of assets owned by Company-sponsored QSPEs that hold subprime ARM loans was $26.23 billion. The table below provides details of the assets comprising the

March 31, 2008 balance of these QSPEs as well as activities related to fast-track modifications, loan payoffs and other activities for the three months ended March 31, 2008:

		For the three months ended March 31, 2008
	Balance at March 31, 2008	Fast-track Modifications(2)	Loan Payoffs	Other Activities(3)
	(in millions)	(in millions)
Subprime ARM loans:
Segment 1	$6,150	$–	$193	$276
Segment 2	604	63	25	158
Segment 3	1,207	–	5	1,076

Total subprime ARM loans	7,961	$63	$223	$1,510

Other loans(1)	15,482
Foreclosed assets	2,787

Total assets of Company-sponsored QSPEs that hold subprime ARM loans	$26,230

(1)
Substantially comprised of subprime mortgage loans that are not within the parameters established by the ASF Framework.
(2)
Fast-track modifications began in March 2008 and are only applicable to Segment 2 subprime ARM loans.
(3)
Other activities include foreclosures, troubled debt restructurings and other loss mitigation activities.

        In April 2008, an additional $212 million of Segment 2 fast-track modifications were completed by the Company.

        Other loans and foreclosed assets decreased $576 million during the first quarter of 2008 primarily due to loan payoffs and the liquidation of foreclosed assets.

        The total principal amount of beneficial interests issued by Company-sponsored securitizations that hold subprime ARM loans at March 31, 2008 was approximately $26 billion, substantially all of which were sold to third parties. A de minimis amount of beneficial interests were held by the Company at March 31, 2008.

  Contractual Agreements

        The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included in Note 4 to the Consolidated Financial Statements – "Guarantees."

Capital Adequacy

        The regulatory capital ratios of Washington Mutual Bank ("WMB" or the "Bank") and Washington Mutual Bank fsb ("WMBfsb") and minimum regulatory capital ratios to be categorized as well-capitalized were as follows:

	March 31, 2008
			Well-Capitalized Minimum
	WMB	WMBfsb
Tier 1 leverage	6.94%	65.89%	5.00%
Adjusted Tier 1 capital to total risk-weighted assets	8.13	157.90	6.00
Total risk-based capital to total risk-weighted assets	12.21	158.33	10.00

        The Company's federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMB and WMBfsb satisfied this requirement at March 31, 2008.

        The Company's broker-dealer subsidiaries are also subject to capital requirements. At March 31, 2008, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

Risk Management

        The Company is exposed to four major categories of risk: credit, liquidity, market and operational.

        The Company's Chief Enterprise Risk Officer is responsible for enterprise-wide risk management. The Company's Enterprise Risk Management function oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risk. The Company's Treasury function is responsible for the measurement, management and control of liquidity risk. The General Auditor reports directly to the Audit Committee of the Board of Directors, and independently assesses the Company's compliance with risk management controls, policies and procedures.

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

        The Company has sought to manage potential future exposure to credit risk by continually tightening underwriting standards, actively managing credit lines to qualified credit card customers, reducing or suspending undrawn home equity lines of credit, and by shifting its product strategy toward originating conforming mortgage loans that can be sold to housing government-sponsored enterprises. The Company has also decided to focus its residential mortgage origination business on the retail channel and as a result, the Company expects to be better positioned to manage the credit risk of loans being added to the Company's portfolio. The performance of loans originated in the retail channel is generally superior to the performance of loans originated in other channels.

  U.S. Housing Market Conditions and their Impact on the Company's Loan Portfolio

        Continued deterioration of the U.S. housing market, along with recessionary conditions and increased unemployment, have negatively impacted the credit quality of the Company's loan portfolio. The decline in home prices that was observed in the second half of 2007 worsened in the first quarter of 2008. While housing prices in most states have declined since their peak, states that previously experienced rapid increases in home prices, such as California and Florida, where 50% and 10% of the Company's total single family residential loans at March 31, 2008 were located, are now experiencing sharp declines in home prices.

        Most of the key factors that combined to force many lenders out of business, or cause them to severely curtail their operations or raise capital, continue to exert downward pressure on financial institutions associated with the mortgage business. Factors contributing to the decrease in the availability of housing market credit include the virtual absence of secondary market liquidity for non-conforming mortgage debt, increased mortgage interest rates and tightened underwriting standards. Faced with these conditions, many borrowers, particularly subprime borrowers, borrowers in markets with declining housing prices, borrowers with little to no equity in their homes and borrowers requiring nonconforming loans, have been unable either to refinance existing loans or sell their homes. Similarly, certain prospective home buyers have found it both harder to obtain credit and have found credit more expensive. These adverse conditions are increasingly affecting prime borrowers. As a result of these factors, on a national basis, the supply of unsold homes in March 2008 increased 32% from March 2007 to approximately 9.9 months. In turn, this has contributed to an 8% decline in the national median sales price for existing homes between those same periods. Housing market weakness was also evident in the change in the national volume of foreclosure filings which increased by 112% from the first quarter of 2007 to the first quarter of 2008.

        Faced with these unfavorable conditions, certain of the Company's borrowers, including some of those with adjustable-rate mortgages that repriced upward at the expiration of their fixed rate period, have defaulted on their loans. This has contributed to elevated delinquency rates and an increase in the ratio of nonperforming assets to total assets from 2.17% at the end of 2007 to 2.87% at March 31, 2008.

        Not only did the probability of default remain elevated in the first quarter of 2008, but average loss severities on foreclosed assets have increased as lower collateral values on foreclosed properties have been insufficient to cover the recorded investment in the loan. Loss severities on the Company's $44.64 billion second lien home equity portfolio are typically higher than on first lien residential loans as minimal proceeds are typically received upon extinguishment of the debt.

        Reflecting higher incurred losses inherent in the portfolio resulting primarily from these economic factors, the Company increased its allowance for loan losses, both in absolute terms and as a percentage of loans held in portfolio from $2.57 billion or 1.05% of loans held in portfolio at

December 31, 2007 to $4.71 billion or 1.94% of total loans held in portfolio at March 31, 2008. Increasing early stage credit card delinquencies and a more seasoned credit card portfolio partially contributed to the increase in the allowance for loan losses. Credit costs are expected to remain elevated throughout the remainder of 2008 and 2009.

  Key Factors Affecting Credit Costs: Lien Position, Loan-to-Value Ratios and Loan Vintages

        In a stressed housing market with increasing delinquencies and declining housing prices, such as currently exists, the adequacy of collateral securing a loan becomes an important factor in determining future loan performance as borrowers with more equity in their properties generally have a greater vested interest in keeping their loans current than borrowers with little to no equity in their properties. Generally, homes purchased prior to the end of 2004 have benefited from more home price appreciation than homes purchased more recently. Unless a borrower has withdrawn substantial amounts of equity from the collateralized property, the credit performance of earlier vintage loans in the Company's residential loan portfolio is generally more favorable than loans originated or purchased more recently.

        In the event that the Company forecloses on a property, the extent to which the outstanding balance on a loan exceeds its collateral value (less cost to sell) will determine the severity of loss. Generally, properties with higher current loan-to-value ratios would be expected to result in higher severity of loss on foreclosure than properties with lower current loan-to-value ratios. Both loan-to-value ratios at origination and estimated current loan-to-value ratios are key inputs in estimating the allowance for loan losses.

        Statistical estimation techniques used to estimate the allowance for loan losses in single-family residential portfolios incorporate estimates of changes in housing prices using Office of Federal Housing Enterprise Oversight ("OFHEO") cumulative growth rates available at the time the assessments are conducted. The estimate of the allowance at March 31, 2008 incorporated OFHEO data as of December 31, 2007 as well as more current data evidencing conditions in the housing market, such as provided by the National Association of Realtors, and internal estimates of future loss severity. As indicated in the footnotes to the loan-to-value/vintage tables that follow, estimated current loan-to-value ratios reflected in the tables are estimated using OFHEO home price index data as of December 31, 2007.

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

        The table below analyzes the composition of the unpaid principal balance ("UPB") of home loans held in portfolio at March 31, 2008:

	Year of Origination
Loan-to-Value Ratio at Origination	Pre-2005	2005	2006	2007	2008	Total UPB	% of Total
	(UPB in millions)
Home loans:
≤50%	$3,625	$1,229	$804	$2,867	$275	$8,800	8%
>50-60%	3,937	1,740	1,422	3,917	313	11,329	11
>60-70%	8,997	5,080	3,758	7,688	521	26,044	24
>70-80%	15,470	10,889	9,960	17,567	729	54,615	51
>80-90%	1,765	664	588	1,595	147	4,759	4
>90%	984	178	194	413	7	1,776	2

Total home loans held in portfolio(1)(2)(3)(4)(5)	$34,778	$19,780	$16,726	$34,047	$1,992	$107,323	100%

As a percentage of total UPB	32%	18%	16%	32%	2%	100%
Nonaccrual loans as a percentage of UPB	2.36	3.98	5.51	2.85	–	3.26
Average loan-to-value ratio at origination	69	71	72	70	67	70
Average estimated current loan-to-value ratio(6)	47	68	77	72	67	64

(1)
Excludes home loans in the subprime mortgage channel. Includes Option ARM home loans.
(2)
Excluded from the balances of home loans held in portfolio are $288 million of home loans that are insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veterans Affairs ("VA"), of which $17 million have loan-to-value ratios of ≤80% and $271 million have loan-to-value ratios of >80%.
(3)
Originations and purchases of home loans with loan-to-value ratios at origination of >80% amounted to $1.42 billion in the first quarter of 2008.
(4)
Included in the balance of home loans held in portfolio are the following interest-only home loans and their related loan-to-value ratios at origination: $30.06 billion (≤80%), $816 million (>80-90%) and $188 million (>90%). Originations and purchases of interest-only loans amounted to $2.37 billion in the first quarter of 2008.
(5)
Excludes $747 million for which LTV or vintage data was unavailable.
(6)
The average estimated current loan-to-value ratio reflects the UPB outstanding at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the December 31, 2007 OFHEO home price index.

        The table below analyzes the composition of the UPB of prime home equity loans and lines of credit held in portfolio at March 31, 2008:

	Year of Origination
Combined Loan-to-Value Ratio at Origination(1)	Pre-2005	2005	2006	2007	2008	Total UPB	% of Total
	(UPB in millions)
Prime home equity loans and lines of credit:
≤50%	$2,860	$1,322	$1,438	$1,506	$131	$7,257	12%
>50-60%	1,836	928	945	1,050	75	4,834	8
>60-70%	2,714	1,526	1,496	1,727	109	7,572	13
>70-80%	6,216	4,323	3,865	4,948	231	19,583	33
>80-90%	2,757	4,031	5,521	6,603	85	18,997	32
>90%	597	212	232	501	3	1,545	2

Total prime home equity loans and lines of credit held in portfolio(2)(3)(4)(5)(6)	$16,980	$12,342	$13,497	$16,335	$634	$59,788	100%

As a percentage of total UPB	28%	21%	23%	27%	1%	100%
Nonaccrual loans as a percentage of UPB	1.05	2.04	2.55	2.00	–	1.84
Average combined loan-to-value ratio at origination(1)	69	74	75	76	66	73
Average estimated current combined loan-to-value ratio(1)(7)	50	67	75	77	65	67

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
(3)
26% of prime home equity loans and lines of credit were in first lien position at March 31, 2008.
(4)
The Company has pool mortgage insurance that partially offsets it from the risk of default on certain prime home equity loans and lines of credit originated after March 2004 where the combined loan-to-value ratio at origination is greater than 90 percent. Contractual stop loss provisions limit the insurer's exposure to 10% of the outstanding loan balance for loans originated prior to December 31, 2006, and 8% for loans originated thereafter.
(5)
Extensions of credit under prime home equity loans and lines of credit with combined loan-to-value ratios at origination of >80% amounted to $86 million in the first quarter of 2008.
(6)
Excludes $764 million for which LTV or vintage data was unavailable.
(7)
The average estimated current combined loan-to-value ratio reflects the UPB outstanding or commitment amount (in the case of lines of credit) at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the December 31, 2007 OFHEO home price index.

        The UPB of prime home equity loans and lines of credit held in portfolio at March 31, 2008, as shown in the immediately preceding table, included the following home equity loans and lines of credit in junior lien position:

	Year of Origination
Combined Loan-to-Value Ratio at Origination(1)	Pre-2005	2005	2006	2007	2008	Total UPB	% of Total
	(UPB in millions)
Prime junior lien home equity loans and lines of credit:
≤50%	$1,021	$644	$883	$742	$60	$3,350	8%
>50-60%	930	642	796	707	46	3,121	7
>60-70%	1,582	1,170	1,327	1,188	72	5,339	12
>70-80%	3,990	3,472	3,481	3,497	150	14,590	33
>80-90%	2,321	3,668	5,308	5,232	34	16,563	38
>90%	314	89	187	457	2	1,049	2

Total prime junior lien home equity loans and lines of credit held in portfolio(2)(3)(4)	$10,158	$9,685	$11,982	$11,823	$364	$44,012	100%

As a percentage of total UPB	23%	22%	27%	27%	1%	100%
Nonaccrual loans as a percentage of UPB	1.10	2.10	2.62	2.18	–	2.01
Average combined loan-to-value ratio at origination(1)	73	76	77	78	67	76
Average estimated current combined loan-to-value ratio(1)(5)	55	70	77	79	66	71

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
(3)
The Company has pool mortgage insurance that partially offsets it from the risk of default on certain prime home equity loans and lines of credit originated after March 2004 where the combined loan-to-value ratio at origination is greater than 90 percent. Contractual stop loss provisions limit the insurer's exposure to 10% of the outstanding loan balance for loans originated prior to December 31, 2006, and 8% for loans originated thereafter.
(4)
Excludes $627 million for which LTV or vintage data was unavailable.
(5)
The average estimated current combined loan-to-value ratio reflects the UPB outstanding or commitment amount (in the case of lines of credit) at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the December 31, 2007 OFHEO home price index.

        The table below analyzes the composition of the UPB of Option ARM home loans held in portfolio at March 31, 2008:

	Year of Origination
Loan-to-Value Ratio at Origination	Pre-2005	2005	2006	2007	2008	Total UPB	% of Total
	(UPB in millions)
Home loan Option ARMs:
≤ 50%	$1,104	$673	$423	$735	$15	$2,950	6%
>50-60%	1,309	981	833	1,328	29	4,480	8
>60-70%	4,055	3,290	2,652	3,272	72	13,341	24
>70-80%	7,882	6,916	7,865	8,391	87	31,141	56
>80-90%	951	477	477	930	21	2,856	5
>90%	271	87	142	125	1	626	1

Total home loan Option ARMs held in portfolio(1)(2)(3)	$15,572	$12,424	$12,392	$14,781	$225	$55,394	100%

As a percentage of total UPB	28%	22%	22%	27%	1%	100%
Nonaccrual loans as a percentage of UPB	3.45	5.45	6.34	3.42	–	4.52
Average loan-to-value ratio at origination	71	72	73	72	70	72
Average estimated current loan-to-value ratio(4)	49	71	80	75	70	68

(1)
Assuming all Option ARM loans recast no earlier than five years after origination, as of March 31, 2008, 7% of the Company's Option ARM portfolio is scheduled to recast in the remainder of 2008 and 13% is scheduled to recast in 2009.
(2)
Originations and purchases of Option ARMs amounted to $231 million in the first quarter of 2008.
(3)
Excludes $339 million for which LTV or vintage data was unavailable.
(4)
The average estimated current loan-to-value ratio reflects the UPB outstanding at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the December 31, 2007 OFHEO home price index.

        The table below provides an analysis of the geographic distribution of the Company's home loan Option ARM portfolio and nonaccrual loan balances at carrying value at March 31, 2008:

	Portfolio		Nonaccrual		Weighted Average Estimated Current Loan-to-Value Ratio (Portfolio)
	(dollars in millions)
California	$27,684	49%	$950	38%	68%
Florida	7,258	13	591	24	68
New York/New Jersey	5,000	9	215	9	62
Washington/Oregon	2,076	4	37	1	63
Illinois	1,436	3	83	3	68
Massachusetts	1,293	2	88	3	70
Other(1)	11,099	20	542	22	69

Total home loan Option ARMs held in portfolio	$55,846	100%	$2,506	100%	68%

(1)
Of this category, Arizona had the largest portfolio and nonaccrual balances of approximately $1.11 billion and $53 million.

        The UPB of subprime mortgage channel loans held in portfolio at March 31, 2008 were as follows:

	Year of Origination
Loan-to-Value Ratio at Origination	Pre-2005	2005	2006	2007	2008	Total UPB	% of Total
	(UPB in millions)
Subprime mortgage channel:
≤ 50%	$203	$105	$233	$58	$–	$599	4%
>50-60%	243	142	217	85	–	687	4
>60-70%	508	320	483	201	–	1,512	9
>70-80%	1,595	2,311	2,224	796	–	6,926	40
>80-90%	1,715	1,157	1,924	630	–	5,426	31
>90%	30	121	1,745	227	–	2,123	12

Total subprime mortgage channel loans held in portfolio(1)	$4,294	$4,156	$6,826	$1,997	$–	$17,273	100%

As a percentage of total UPB	25%	24%	39%	12%	–%	100%
Nonaccrual loans as a percentage of UPB	14.16	26.34	13.38	13.27	–	16.68
Average loan-to-value ratio at origination(2)	77	79	83	80	n/a	80
Average estimated current loan-to-value ratio(3)	57	71	82	82	n/a	73

(1)
Excludes $102 million for which LTV or vintage data was unavailable.
(2)
Origination loan-to-value used for first liens and combined loan-to-value used for second liens.
(3)
The average estimated current loan-to-value ratio reflects the UPB outstanding at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the December 31, 2007 OFHEO home price index.

  Nonaccrual Loans, Foreclosed Assets and Restructured Loans

        Loans, excluding credit card loans, are generally placed on nonaccrual status upon reaching 90 days past due. Additionally, individual loans in non-homogeneous portfolios are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal or interest by the borrower is not expected. Restructured loans are reported as nonaccrual loans and interest received on such loans is accounted for using the cash method until such time as the Company determines that collectibility of principal and interest is reasonably assured, at which point the loan is returned to accrual status and reported as an accruing restructured loan. At March 31, 2008, restructured loans of $669 million were reported as nonaccrual loans in accordance with the Company's policy, accounting for 21 basis points of the 287 basis points of the nonperforming assets to total assets ratio.

        Nonaccrual loans and foreclosed assets ("nonperforming assets") consisted of the following:

	March 31, 2008	December 31, 2007
	(dollars in millions)
Nonperforming assets:
Nonaccrual loans(1)(2):
Loans secured by real estate:
Home loans(3)(4)	$3,504	$2,302
Home equity loans and lines of credit(3)	1,102	835
Subprime mortgage channel(5)	2,882	2,721
Home construction(6)	77	56
Multi-family	142	131
Other real estate	87	53

Total nonaccrual loans secured by real estate	7,794	6,098
Consumer	2	1
Commercial	28	24

Total nonaccrual loans held in portfolio	7,824	6,123
Foreclosed assets(7)	1,357	979

Total nonperforming assets(8)	$9,181	$7,102

Total nonperforming assets as a percentage of total assets	2.87%	2.17%

(1)
Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were zero and $4 million at March 31, 2008 and December 31, 2007. Loans held for sale are accounted for at the lower of cost or fair value, with valuation changes included as adjustments to noninterest income.
(2)
Credit card loans are exempt under regulatory rules from being classified as nonaccrual because they are charged off when they are determined to be uncollectible, or by the end of the month in which the account becomes 180 days past due.
(3)
Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.
(4)
Includes nonaccrual Option ARM loans of $2.51 billion and $1.63 billion at March 31, 2008 and December 31, 2007.
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
(7)
Foreclosed real estate securing Government National Mortgage Association ("GNMA") loans of $25 million and $37 million at March 31, 2008 and December 31, 2007 have been excluded. These assets are fully collectible as the corresponding GNMA loans are insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veterans Affairs ("VA").
(8)
Excludes accruing restructured loans of $372 million and $251 million at March 31, 2008 and December 31, 2007.

        The Company monitors delinquency rates for all loans held in portfolio. Increasing early stage delinquency rates (i.e. loans 30-89 days past due) are indicative of possible future credit problems when the Company has serious doubts as to the ability of such borrowers to cure the delinquency condition. Such loans have exhibited a greater propensity to migrate into nonaccrual status as cure rates on early-stage delinquencies deteriorated during the latter part of 2007, as declining home values and the reduced availability of credit throughout the mortgage market have created conditions in which many borrowers cannot refinance their mortgage or sell their home at a price that is sufficient to repay their mortgage. Delinquencies for home loans, home equity loans and lines of credit and subprime mortgage channel loans that were more than 30 days past due but less than 90 days past due amounted to $2.64 billion, $1.02 billion and $1.12 billion at March 31, 2008 as compared with $2.22 billion, $861 million and $1.24 billion at December 31, 2007. The balance of potential problem non-homogeneous loans at March 31, 2008 and December 31, 2007, amounted to $180 million and $170 million.

  Allowance for Loan Losses

        The allowance for loan losses represents management's estimate of incurred credit losses inherent in the Company's loan portfolio as of the balance sheet date. The estimate of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of borrowers, adverse situations that have occurred that may affect a borrower's ability to meet his financial obligations, the estimated value of underlying collateral, general economic conditions, changes in unemployment levels and the impact that changes in interest rates have on a borrower's ability to repay adjustable-rate loans.

        Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. The Company maintains a comprehensive governance structure and a certification and validation process that is designed to support, among other things, the appropriateness of the estimate of the allowance for loan losses. Subsequent evaluations of the loan portfolio, in light of factors then prevailing, may result in significant changes in the allowance for loan losses in future periods.

        The dynamics involved in determining incurred credit losses can vary considerably based on the existence, type and quality of the security underpinning the loan and the credit characteristics of the borrower. Hence, real estate secured loans are generally accorded a proportionately lower allowance for loan losses than unsecured credit card loans held in portfolio. Similarly, loans to higher risk borrowers, in the absence of mitigating factors, are generally accorded a proportionately higher allowance for loan losses. Certain real estate secured loans that have features which may result in increased credit risk when compared with real estate secured loans without those features are discussed in the Company's 2007 Annual Report on Form 10-K – "Credit Risk Management."

        In estimating the allowance for loan losses, the Company allocates a portion of the allowance to its various loan product categories based on the credit risk profile of the underlying loans. The tools used for this determination include statistical estimation techniques that assess default and loss outcomes based on an evaluation of past performance of similar pools of loans in the Company's portfolio, other factors affecting default and loss, as well as industry historical loan loss data (primarily for homogeneous loan portfolios). Non-homogeneous loans are individually reviewed and assigned loss factors commensurate with the applicable level of estimated risk.

        The allocated allowance is supplemented by the unallocated allowance. The unallocated component of the allowance reflects management's assessment of various risk factors that are not fully captured by the statistical estimation techniques used to determine the allocated component of the allowance. Conditions not directly attributable to credit risks inherent in specific loan products (due to the imprecision that is inherent in credit loss estimation techniques) that are evaluated in connection with the unallocated allowance include national and local economic trends and conditions, industry and borrower concentrations within portfolio segments, recent loan portfolio performance, trends in loan growth, changes in underwriting criteria, and the regulatory and public policy environment. Both the allocated and the unallocated allowance are available to absorb credit losses inherent in the homogeneous loan portfolio as of the balance sheet date.

        Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" in the Company's 2007 Annual Report on Form 10-K for further discussion of the Allowance for Loan Losses.

        Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2008	2007
	(dollars in millions)
Balance, beginning of period	$2,571	$1,630
Allowance transferred to loans held for sale	–	(148)
Other	–	7
Provision for loan losses	3,511	234

	6,082	1,723
Loans charged off:
Loans secured by real estate:
Home loans(1)	(331)	(35)
Home equity loans and lines of credit(1)	(486)	(29)
Subprime mortgage channel(2)	(388)	(40)
Home construction(3)	(8)	–
Multi-family	(4)	–
Other real estate	(2)	–

Total loans secured by real estate	(1,219)	(104)
Consumer:
Credit card	(135)	(96)
Other	(2)	(3)
Commercial	(39)	(9)

Total loans charged off	(1,395)	(212)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home loans(1)	1	1
Home equity loans and lines of credit(1)	9	3
Subprime mortgage channel(2)	1	1
Other real estate	1	–

Total loans secured by real estate	12	5
Consumer:
Credit card	12	16
Other	–	6
Commercial	3	2

Total recoveries of loans previously charged off	27	29

Net charge-offs	(1,368)	(183)

Balance, end of period	$4,714	$1,540

Net charge-offs (annualized) as a percentage of average loans held in portfolio	2.24%	0.33%
Allowance as a percentage of loans held in portfolio	1.94	0.71

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

        The Company recorded a provision for loan losses of $3.51 billion in the first quarter of 2008, compared with a provision of $1.53 billion in the fourth quarter of 2007 and $234 million in the first quarter of last year. The continuing steep and unabated decline in home prices in the fourth quarter of

2007 accelerated in the first quarter of 2008 leading to sharply increased loss severities and worsening deliquency trends. Early stage deliquencies rose sharply from levels experienced in 2007 and cure rates on those deliquencies also deteriorated significantly as declining home prices and the reduced availability of credit prevented many borrowers from refinancing their mortgage or selling their home at a price sufficient to repay their mortgage.

        As part of its response to these increasingly adverse trends and consistent with its practice of routinely and regularly evaluating the accuracy of statistical estimation techniques, the Company updated certain key assumptions used to measure incurred losses in its loan portfolio. Specifically, the Company shortened the time period used to evaluate default frequencies in its home equity loans and lines of credit and subprime mortgage channel portfolios from a three-year historical period to a one-year historical period. These updated assumptions accounted for approximately $1.22 billion of the provision recorded in the first quarter of 2008. By providing greater emphasis to more recent default data, the allowance for loan losses better reflects the evolving risk profile of the loan portfolio.

        To manage potential future exposure to credit risk in light of deteriorating conditions in the U.S. housing market, the Company reduced or suspended $6.0 billion of available credit under home equity lines of credit in the quarter ended March 31, 2008, as permitted by the Company's contractual agreements with its customers. At March 31, 2008, the Company had unfunded commitments to extend credit on home equity lines of credit of $51.04 billion. The Company also actively manages credit lines available to qualified credit card customers based on an evaluation of predictive risk indicators, such as account performance and risk scores.

        As a result of focusing its residential mortgage loan origination strategy on the retail channel, the Company also expects to be better positioned to manage the credit risk of loans being added to the portfolio as home loans and home equity loans and lines of credit originated through the retail channel performed better at March 31, 2008 than loans with comparable risk characteristics originated through the Company's wholesale channel.

	Portfolio	Nonaccrual Loans
	(UPB in millions)
Retail(1)	$98,230	$1,923
Wholesale	57,810	2,018
Purchased/Correspondent	11,071	665
Subprime mortgage channel	17,273	2,882

Total home and home equity loans and lines of credit held in portfolio	$184,384	$7,488

(1)
94% or $56.07 billion of the Company's prime home equity portfolio was originated in the retail channel.

  90 Days or More Past Due and Still Accruing

        The total amount of loans held in portfolio, excluding credit card loans, that were 90 days or more contractually past due and still accruing interest was $90 million and $98 million at March 31, 2008 and December 31, 2007. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Managed credit card loans that were 90 days or more contractually past due and still accruing interest were $924 million and $836 million at March 31, 2008 and December 31, 2007, including $224 million and $174 million related to loans held in portfolio. The delinquency rate on managed credit card loans that were 30 days or more delinquent at March 31, 2008 and December 31, 2007 was 6.89% and 6.47%.

  Derivative Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered within the fair value measurement of the instrument. The Company manages the credit risk associated with its various derivative agreements through counterparty credit review, counterparty exposure limits and monitoring procedures. The Company obtains collateral from certain counterparties for amounts in excess of exposure limits and monitors all exposure and collateral requirements daily. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net." At March 31, 2008 and December 31, 2007, the gross positive fair value of the Company's derivative financial instruments was $2.75 billion and $2.04 billion. The Company's master netting agreements at March 31, 2008 and December 31, 2007 reduced the exposure to this gross positive fair value by $642 million and $331 million. The Company's collateral against derivative financial instruments was $1.70 billion and $1.28 billion at March 31, 2008 and December 31, 2007. Accordingly, the Company's net exposure to derivative counterparty credit risk at March 31, 2008 and December 31, 2007 was $408 million and $435 million.

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

        For the Company's banking subsidiaries, liquidity is forecasted over short-term (operational) and long-term (strategic) horizons. Both approaches require that the Company's banking subsidiaries maintain minimum amounts of liquidity that exceed forecasted needs (excess liquidity). Whereas the focus for operational liquidity is to maintain sufficient excess liquidity to satisfy unanticipated funding requirements, strategic liquidity focuses on stress-testing liquidity risks and ensuring that sufficient excess liquidity is maintained under various scenarios to meet policy standards.

  Parent

        On April 21, 2008, the Parent completed a significant recapitalization which resulted in the net receipt of approximately $7.0 billion, $3.0 billion of which was contributed to its principal banking subsidiary, Washington Mutual Bank. As a result of this recapitalization, sufficient cash and cash equivalents are available to meet all preferred stock and debt service obligations for the foreseeable future. In the future, the Parent may look to dividends paid by its banking subsidiaries for additional liquidity. For more information on dividend limitations applicable to the Parent's banking subsidiaries, refer to "Business – Regulation and Supervision" and Note 20 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" in the Company's 2007 Annual Report on Form 10-K.

        In January 2006, the Parent filed an automatically effective registration statement under which an unlimited amount of debt securities, preferred stock and depositary shares were registered. The Parent's long-term and short-term indebtedness are rated BBB- and F2 by Fitch, BBB and A2 by Standard & Poor's, Baa3 and WR by Moody's, and BBBH and R-2H by DBRS.

  Banking Subsidiaries

        The principal sources of liquidity for the Parent's banking subsidiaries are retail deposits, FHLB advances, repurchase agreements, federal funds purchased, the maturity and repayment of portfolio loans, securities held in the available-for-sale portfolio and loans designated as held for sale. Retail deposits continue to provide the Company with a significant source of stable funding while FHLB advances have increased in importance since the emergence of the current global liquidity crisis in July of 2007. The Company's continuing ability to retain its retail deposit base and to attract new deposits depends on various factors such as customer service satisfaction levels and the competitiveness of interest rates offered on deposit products. Washington Mutual Bank continues to have the necessary assets available to pledge as collateral for additional FHLB advances, repurchase agreements and other collateral-dependent sources of liquidity.

        FHLB borrowings have always been an important source of liquidity for the Company and remain so today. In response to the current global credit crisis, decreased investor risk tolerance levels and near-evaporation of liquidity in the secondary markets, the Federal Home Loan Bank system continues to provide the Parent's banking subsidiaries with an important source of liquidity. FHLB advances outstanding at March 31, 2008 were $64.01 billion.

        For the three months ended March 31, 2008, proceeds from the sale of loans originated and held for sale were approximately $10.34 billion. These proceeds were, in turn, used as the primary funding source for the origination and purchase, net of principal payments, of approximately $11.44 billion of loans held for sale during the same period.

        While recent market events have impacted the Company's liquidity planning, the Company remains comfortable with its ability to fund its operations and meet maturing debt obligations. The Company's liquidity planning assumes that the only reliable sources of liquidity in the secondary mortgage market are Fannie Mae and Freddie Mac.

        As part of its funding diversification strategy, Washington Mutual Bank launched a €20 billion covered bond program in September 2006. While €14 billion remains unissued under this program, no further issuances may occur until the Company's credit ratings assigned by nationally recognized statistical rating organizations are upgraded or the ratings-based restrictions applicable to the program are eliminated. Existing floating-rate U.S. dollar-denominated mortgage bonds were issued by Washington Mutual Bank and collateralize the outstanding Euro-denominated covered bonds. The covered bonds were issued by a statutory trust that is not consolidated by the Company. The mortgage bonds are secured principally by residential mortgage loans in Washington Mutual Bank's portfolio.

        Under the Global Bank Note Program, which was established in August 2003 and renewed in December 2005, Washington Mutual Bank may issue notes in the United States and in international capital markets in a variety of currencies and structures. Washington Mutual Bank had $12.44 billion available under this program as of March 31, 2008.

        Senior unsecured long-term obligations of Washington Mutual Bank are rated BBB by Fitch, BBB+ by Standard & Poor's, Baa2 by Moody's and AL by DBRS. Short-term obligations are rated F2 by Fitch, A2 by Standard & Poor's, P2 by Moody's and R-1L by DBRS.

  Capital Management

        Management monitors capital adequacy for both the Company (on a consolidated basis) and its regulated banking subsidiaries. Sufficient capital is maintained at both levels to provide for unexpected losses based on the risks inherent in the combination of businesses. The views of investors, credit rating agencies, lenders and regulators are considered in determining capital ratio targets.

        Capital is generated in two forms: through the issuance of capital securities such as common stock and perpetual preferred stock and through the retention of earnings. On a consolidated basis, capital may also be raised through issuance of capital securities by various subsidiaries of the Company and its banking subsidiaries, in particular Washington Mutual Preferred Funding LLC ("WMPF LLC"). Target

capital levels are estimated so as to meet both expected and unexpected future losses. The Company's capital management program promotes an optimized approach to ensuring its capital strength while attempting to minimize the cost associated with maintaining its capital base.

        In April 2008, the Company issued $7.2 billion of capital through a private sale of common stock, contingently convertible perpetual non-cumulative preferred stock (the "Preferred Stock") and warrants to acquire common stock. Of the total amount, $3.0 billion was contributed in the form of Tier 1 regulatory capital to Washington Mutual Bank and the remaining proceeds of approximately $4.0 billion, net of issuance and transaction-related expenses, were retained by the Parent Company. The significant infusion of capital is expected to sustain the Company through a period of elevated credit costs in 2008 and 2009 and will also be used to fund growth of the retail banking franchise.

        See Note 9 to the Consolidated Financial Statements-"Equity Issuance" for details of the capital issuance. Note 9 describes the accounting for the capital issuance that will be made in the Company's financial statements for the second quarter of 2008 and subsequent periods. Under the accounting rules referred to in Note 9, a contingent "beneficial conversion feature" ("BCF") is deemed to be present in the Preferred Stock. These accounting rules apply, among other situations, to preferred securities convertible into common stock when the effective price at which the securities may be converted is less than the fair value of the common stock on the commitment date. The BCF is a one-time, non-cash deemed dividend which, in accordance with accounting guidelines, will have the effect of reducing earnings per common share by an amount estimated to be approximately $3.25 per share, given certain assumptions.

        The BCF related to the conversion option in the Company's Preferred Stock will be measured based on its intrinsic value at the commitment date, April 7, 2008, based on the difference between the fair value of the Company's common stock and the effective conversion price per common share, multiplied by the number of common shares issuable upon conversion of the Preferred Stock. The BCF will be recognized during the reporting period in which all of the approvals for conversion of the Preferred Stock have been obtained, with two primary accounting effects. One accounting effect is a one-time, non-cash preferred dividend deemed to have been distributed to the investors in the Preferred Stock equal to the BCF value, as required by the accounting rules. The calculated BCF value may differ from any amounts ultimately realizable by investors in the Preferred Stock, based on market prices for the Company's common stock after the Preferred Stock is converted. The second accounting effect is a one-time, non-cash deemed contribution that will increase capital surplus-common stock.

        The BCF impact will have no effect on net income or loss and no impact to total stockholders' equity, as it will be recorded as a reduction to retained earnings and a corresponding increase to capital surplus - common stock stock. In addition, there is no net impact on the Company's capital ratios as a result of the BCF impact. The estimate of the potential EPS impact contains several assumptions about facts that are not yet determinable with certainty, such as the weighted-average quarterly common shares outstanding and an assumed conversion in the second quarter of 2008 and, thus, should be understood as an approximation. If the Preferred Shares are converted later than the second quarter of 2008 with a lower conversion price according to the terms of the security, the one-time, non-cash reduction in EPS due to the recognition of the BCF will be greater.

        In the fourth quarter of 2007, the Company issued $3.0 billion of Series R Non-Cumulative Perpetual Convertible Preferred Stock for net proceeds of approximately $2.9 billion. Of the total net proceeds received from the sale of Series R Preferred Stock, $1.0 billion was contributed to the Company's principal banking subsidiary, Washington Mutual Bank. The remaining proceeds were retained at the Parent to enhance its liquidity profile.

        Earlier in 2007, the Company issued approximately $1.5 billion of perpetual, non-cumulative preferred securities through its indirect subsidiary, WMPF LLC. While the high equity content characteristics of these securities have long been acknowledged by the OTS as qualifying elements in the composition of financial institutions' core capital structures, the rating agencies have only recently taken a similar view. Accordingly, such securities are included as equity components within the Company's tangible equity to total tangible assets ratio, estimated Tier 1 leverage ratio, and estimated total risk-based capital ratio.

        Management has taken additional steps to mitigate the capital impact of elevated credit costs by recommending that the Company's Board of Directors reduce the quarterly dividend payment rate to common stockholders to one cent per share from the prior level of 15 cents per share. Refer to Item 1A – Risk Factors for additional information regarding risks related to capital sufficiency.

        On April 15, 2008, the Company's Board of Directors declared a cash dividend of one cent per share on the Company's common stock, payable on May 15, 2008 to shareholders of record as of April 30, 2008. The Company's Board of Directors considers a variety of factors when determining the dividend on the Company's common stock, including overall capital levels, liquidity position and the Company's earnings. In addition, the Company will pay the following dividend on its four series of preferred stocks:

  •
  $10,111.20 per share of Series K Preferred Stock on June 16, 2008 to shareholders of record on June 2, 2008.

  •
  $19.8056 per share of Series R Preferred Stock on June 16, 2008 to shareholders of record on June 2, 2008.

  •
  $114.2857 per share of Series S and T Preferred Stock on May 15, 2008 to shareholders of record on April 30, 2008.

        With certain limited exceptions, if the Company does not pay full quarterly dividends on any issued and outstanding class or series of its preferred stock for a particular dividend period, then the Company may not pay dividends on, or repurchase, redeem or make a liquidation payment with respect to its common stock or other junior securities during the next succeeding dividend period. Refer to Note 17 to the Consolidated Financial Statements – "Preferred Stock and Minority Interest" in the Company's 2007 Annual Report on Form 10-K for additional information.

  Capital Composition and Capital Ratios

        The Parent's core capital consists primarily of common and preferred stock, retained earnings and, to a lesser degree, trust preferred securities. Certain core capital components were as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Capital Surplus-Common Stock	$2,646	$2,630
Series K Preferred Stock	492	492
Series R Preferred Stock	2,900	2,900
WMPF LLC Preferred Stock	3,912	3,912
Trust Preferred Securities	813	813

        OTS capital guidelines require that the dominant form of a savings association's equity (referred to as "core capital" under OTS guidelines, and equivalent to Tier 1 capital for other banking institutions) should be common voting shares and that savings associations should avoid undue reliance on preferred securities. Preferred securities issued by WMPF LLC (an indirect subsidiary of WMB) qualify as Tier 1 (core) capital at WMB. As a prudent safeguard, OTS limits the amount of WMB's Tier 1 (core) capital that may be comprised of preferred securities to an amount that cannot exceed 25% of its Tier 1 capital. At March 31, 2008, the aggregate amount of preferred securities issued by WMPF LLC totaled approximately $3.91 billion (net of expense) which represents 18.15% of its $21.56 billion Tier 1 (core) capital. In 2007, WMB also redeemed $170 million of preferred stock. WMBfsb's capital structure does not contain any preferred securities.

        The Parent is not required by the OTS to report its capital ratios, and as the Parent is not a bank holding company it is not required by the Federal Reserve Board to report its capital ratios. Nevertheless, capital ratios are integral to the Company's capital management process and the provision of such metrics facilitates peer comparisons with Federal Reserve Board-regulated bank holding companies. The Company's primary metric for measuring capital is its tangible equity to total tangible assets. Tangible equity includes common and preferred stock, retained earnings, and perpetual non-cumulative preferred stock accounted for as minority interest. Tier 1 capital consists of tangible equity and includes certain non-perpetual trust preferred securities. Total capital consists of Tier 1 capital, and includes certain qualified subordinated debt issued by the Company and its banking subsidiaries, and allowance for loan losses, subject in each case to certain limits.

	March 31, 2008	December 31, 2007
	(dollars in millions)
Tangible equity	$20,070	$21,387
Total tangible assets	313,594	320,749
Tangible equity to total tangible assets	6.40%	6.67%
Tier 1 capital	$20,523	$21,610
Average total assets	312,674	315,832
Tier 1 leverage	6.56%	6.84%
Total risk-based capital	$30,351	$31,128
Total risk-weighted assets	247,791	252,330
Total risk-based capital to total risk-weighted assets	12.25%	12.34%

  Subsidiary capital requirements

        The regulatory capital ratios of Washington Mutual Bank and Washington Mutual Bank fsb and minimum regulatory capital ratios to be categorized as well-capitalized are included in Note 20 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" in the Company's 2007 Annual Report on Form 10-K.

        The Company's broker-dealer subsidiaries are also subject to capital requirements. At March 31, 2008 and December 31, 2007, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements. During December 2007, the Company announced its intention to close WCC, its institutional broker-dealer business. In January 2008, substantially all the holdings of WCC were sold to various other subsidiaries of the Company in arms-length transactions.

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

  MSR Risk Management

        The Company manages potential changes in the fair value of MSR through a comprehensive risk management program. The intent is to utilize risk management instruments to mitigate the effects of changes in MSR fair value within the context of the Company's overall mortgage portfolio. Risk management instruments may include interest rate contracts, forward rate agreements, forward purchase commitments and available-for-sale and trading securities. The securities generally consist of fixed-rate debt securities, such as U.S. Government and agency obligations and mortgage-backed securities, including principal-only strips. The interest rate contracts typically consist of interest rate swaps, interest rate swaptions, interest rate futures and interest rate caps and floors. The Company may purchase or sell option contracts, depending on the portfolio risks it seeks to manage. The Company also enters into forward commitments to purchase and sell mortgage-backed securities, which generally are comprised of fixed-rate mortgage-backed securities with 15 or 30 year maturities.

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

        The Company continuously manages the MSR, adjusting the mix of instruments used to offset MSR fair value changes as interest rates and market conditions warrant. The objective is to maintain the portfolio of risk management instruments that will be effective in managing changes in MSR fair value within the context of the overall portfolio management strategy, while maintaining sufficient liquidity to adapt to changes in market conditions. In this context, the Company also manages the size of the MSR asset through the structuring of servicing agreements when loans are sold and by periodically selling or purchasing servicing assets.

        The Company uses an Option Adjusted Spread ("OAS") valuation methodology to estimate the fair value of MSR. The OAS methodology projects MSR cash flows over multiple interest rate scenarios and discounts these cash flows using risk-adjusted discount rates. The significant assumptions used in the valuation of MSR include market interest rates, projected prepayment speeds, cost to service, ancillary income and option adjusted spreads. Additionally, an independent broker estimate of the fair value of the mortgage servicing rights is obtained quarterly along with other market-based evidence. Management uses this information together with its OAS valuation methodology to estimate the fair value of MSR.

        The Company believes this overall risk management strategy is the most efficient approach to managing MSR fair value risk within the portfolio context. The success of this strategy is dependent on management's decisions regarding the amount, type and mix of MSR risk management instruments that are selected to manage the changes in fair value of the mortgage servicing asset. If this strategy is not successful, net income could be adversely affected.

  Other Mortgage Banking Risk Management

        The Company also manages the risks associated with its home loan mortgage warehouse and pipeline. The mortgage warehouse consists of funded loans intended for sale in the secondary market. The pipeline consists of commitments to originate mortgages to be sold in the secondary market. The interest rate risk associated with the mortgage pipeline and warehouse is the potential for changes in interest rates between the time the customer locks in the rate on the loan and the time the loan is sold.

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

        The sensitivity of new loan volume and mix to changes in market interest rate levels is also projected. Management generally assumes a reduction in total loan production in rising interest rate scenarios accompanied by a shift toward a greater proportion of adjustable-rate production. Conversely, the Company generally assumes an increase in total loan production in falling interest rate scenarios accompanied by a shift towards a greater proportion of fixed-rate loans. The gain from mortgage loans also varies under different interest rate scenarios. Normally, the gain from mortgage loans increases in falling interest rate environments primarily from an increase in mortgage refinancing activity. Conversely, the gain from mortgage loans may decline when interest rates increase if management chooses to retain more loans in the portfolio.

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

  April 1, 2008 and January 1, 2008 Net Interest Income Sensitivity Comparison

        The table below indicates the sensitivity of net interest income as a result of hypothetical interest rate movements on market risk sensitive instruments. The base case assumptions used for this sensitivity analysis are similar to the Company's most recent net interest income projection for the respective twelve month periods as of the date the analysis was performed. This projection includes steps the Company took in April 2008 to further advance the alignment of home lending activities through its retail banking store network and reduce the scale of its home lending operations, including the discontinuation of all home lending conducted through the wholesale channel. The comparative results assume parallel shifts in the forward yield curve with interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve month periods ending March 31, 2009 and December 31, 2008. The base scenario for the implied forward rate analysis represents market expectations for interest rates for the next twelve months.

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

  Comparative Net Interest Income Sensitivity

	Gradual Change in Rates
	-100 basis points	+100 basis points
Implied forward rates
Net interest income change for the one year period beginning:
April 1, 2008	0.97%	(1.37)%
January 1, 2008	2.78	(2.74)

        Treasury and LIBOR implied forward rates in the April 1, 2008 net interest income sensitivity analyses were lower than the rates at January 1, 2008 with the short-term rates declining significantly more than the long-term rates in both the Treasury and LIBOR curves. The more upward sloping implied forward curves in the April 1, 2008 analysis contributed to a more favorable interest rate environment that generally tended to enhance the net interest margin in all scenarios.

        Net interest income sensitivity declined in the +100 basis point environments in the April 1, 2008 analysis compared to the January 1, 2008 analysis. The main factors contributing to the reduction in sensitivity were the execution of term fixed-rate funding and changes in the projected balance sheet during the subsequent twelve month periods. The term funding was executed to reduce the duration mismatch of assets and liabilities and to reduce the net interest income sensitivity of the balance sheet.

  April 1, 2008 and January 1, 2008 Net Income Sensitivity Comparison

        Similar to the net interest income sensitivity analysis, management also periodically projects net income in a variety of interest rate scenarios assuming parallel shifts in the implied forward yield curve. The net income simulations project changes in MSR and related hedges, all of which are carried at fair value and whose values are sensitive to changes in interest rates. The analysis assumes no changes in credit provisions, gain on sale, noninterest income or noninterest expense except for the fair value changes in MSR and related hedges.

        In performing net income simulations, parallel shifts in the implied forward yield curve are assumed, with interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve month periods ending March 31, 2009 and December 31, 2008. The interest rate scenarios are identical to the scenarios used for the net interest income comparison. The assumptions used in the base scenario are similar to the assumptions used in the Company's most current earnings forecast.

        For the twelve month period ending March 31, 2009 using implied forward rates, net income is projected to increase approximately $40 million in the -100 basis point simulation while it is projected to decrease approximately $100 million in the +100 basis point simulation. In comparison, net income was projected to increase approximately $160 million in the -100 basis point scenario and decrease approximately $120 million in the +100 basis point scenario for the twelve month period ended December 31, 2008.

        The projected relative decrease in net income in the -100 basis point scenario for the twelve month period ending March 31, 2009 as compared with the period ended December 31, 2008 was due to changes in other income (fair value changes in the MSR and related hedges) and decreases in net interest income sensitivity. The improvement in net income in the +100 basis point environment was mainly due to the decreased sensitivity of net interest income, partially offset by decreases in other income.

        These net income and net interest income sensitivity analyses are limited in that they were performed at a particular point in time and do not reflect certain factors that would impact the Company's financial performance in a changing interest rate environment. Most significantly, the impact of changes in gain on sale from mortgage loans that result from changes in interest rates is not modeled in the simulation. The net income and net interest income analyses also assume no changes in credit spreads. In addition, the net income sensitivity analysis assumes no changes in credit provisions, noninterest income or noninterest expense in the different scenarios other than changes in the fair value of MSR and related hedges. Additional or fewer provisions may be required in the rising or falling interest rate scenarios changing the projected net income sensitivity if the provisions were assumed to be sensitive to interest rate movements. The analyses assume management does not initiate additional strategic actions, such as increasing or decreasing term funding or selling assets, to offset the impact of projected changes in net interest income or net income in these scenarios.

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

Operational Risk Management

        Operational risk is the risk of loss resulting from human fallibility, inadequate or failed internal processes or systems, or from external events, including loss related to legal risk. Operational risk can occur in any activity, function or unit of the Company.

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

        The Operational Risk Management function, part of Enterprise Risk Management, is responsible for maintaining the framework and works with the lines of business and corporate support functions to ensure consistent and effective policies, practices, controls and monitoring tools for assessing and managing operational risk across the Company. The objective of the framework is to provide an integrated risk management approach that emphasizes proactive management of operational risk using measures, tools and techniques that are risk-focused and consistently applied company-wide. Such tools include the collection of internal operational loss event data, relevant external operational loss event data, results from scenario analysis and assessments of the Company's business environment and internal control factors. These elements are used to determine the Company's operational risk profile and are included in the measurement of operational risk capital.

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

        The defendants thereafter moved the Ninth Circuit to have the Appellate Court accept the case for interlocutory review of the District Court's original order denying the motion to dismiss. On June 9, 2006, the Ninth Circuit granted the defendants' motion indicating that the Court would hear the merits of the defendants' appeal. The defendants filed their initial brief on September 25, 2006. Pursuant to an updated, stipulated briefing schedule, the plaintiffs filed their responsive brief on January 10, 2007, and the defendants filed their reply on March 12, 2007. Oral argument occurred on April 8, 2008. A decision has not been issued.

        On November 29, 2005, 12 days after the District Court denied the motion to dismiss the South Ferry Action, a shareholder derivative action was filed nominally on behalf of the Company against certain of its officers and directors. The case was removed to federal court where it is now pending. Lee Family Investments, by and through its Trustee W.B. Lee v. Killinger et al., No. CV05-2121C (W.D. Wa., Filed Nov. 29, 2005) (the "Lee Family Action"). The defendants in the Lee Family Action include those individuals remaining as defendants in the South Ferry Action as well as those of the Company's current independent directors who were directors at any time from April 15, 2003, through June 2004. The allegations in the Lee Family Action mirror those in the South Ferry Action, but seek relief based on claims that the independent director defendants, among other things, failed properly to respond to the misrepresentations alleged in the South Ferry Action and that the filing of that action has caused the Company to expend sums to defend itself and the individual defendants and to conduct internal investigations related to the underlying claims. At the end of February 2006, the parties submitted a stipulation to the District Court that the matter be stayed pending the outcome of the South Ferry

Action. On March 2, 2006, the District Court entered an Order pursuant to that stipulation, staying the Lee Family Action in its entirety.

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

        On November 5, 2007, two securities class actions were filed against the Company and certain of its officers. Koesterer v. Washington Mutual, Inc., et al., No. 07-CIV-9801 (S.D.N.Y. Filed Nov. 5, 2007); Abrams v. Washington Mutual, Inc., et al., No. 07-CIV-9806 (S.D.N.Y. Filed Nov. 5, 2007). A third was filed in Seattle on November 7, 2007. Nelson v. Washington Mutual, Inc., et al., No. C07-1809 (W.D. Wa. Filed Nov. 7, 2007). Koesterer seeks relief on behalf of all persons who purchased the Company's publicly traded securities between July 19, 2006, and October 31, 2007; Abrams seeks relief on behalf of all persons who purchased or otherwise acquired the Company's common stock between October 18, 2006, and November 1, 2007; Nelson seeks relief on behalf of all persons who purchased or otherwise acquired the Company's common stock between April 18, 2006, and November 1, 2007. The plaintiffs in these cases assert that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by allegedly making false and misleading statements and omissions concerning, among other things, the conspiracy with eAppraiseIT as alleged by the Attorney General as well as various aspects of the Company's performance and accounting in light of that alleged conspiracy and of changing conditions in the home lending and credit markets. A fourth lawsuit, Garber v. Washington Mutual,  Inc., et al., No. (S.D. N.Y. Filed Dec. 20, 2007), made nearly identical allegations on behalf of persons who purchased the securities of Washington Mutual, Inc., from April 18, 2006, through December 10, 2007. Nelson has been dismissed. Koesterer, Abrams, and Garber will be referred to as the "Securities Actions."

        On November 13, 2007, two shareholder derivative actions were filed nominally on behalf of the Company against certain of its officers and directors. Sneva v. Killinger, et al., No. C07-1826 (W.D. Wa. Filed Nov. 13, 2007); Harrison v. Killinger, et al., No. C07-1827 (W.D. Wa. Filed Nov. 13, 2007). A third was filed in Washington State Superior Court on November 16, 2007. Catholic Medical Mission v. Killinger et al., No. 07-2-36548-6SEA (Wa. Super. Ct. Filed Nov. 16, 2007). Since then, six additional shareholder derivative actions have been filed in federal court, Slater v. Killinger et al., No. C08-0005 (W.D. Wa. Filed Jan. 3, 2008); Procida v. Killinger et al., No. 08-Civ-0565 (S.D.N.Y. Filed Jan. 18, 2008) (Procida I); Ryan v. Killinger et al., C08-0095 (W.D. Wa. Filed Jan. 18, 2008), Procida v. Killinger et al., No. C08-0389 (W.D. Wa. Filed Mar. 6, 2008) (Procida II), Henry v. Killinger et al., No. C08-0566 (W.D. Wa. Filed Apr. 10, 2008); and Scheller v. Killinger et al., No. C08-0647 (W.D. Wa. Filed Apr. 25, 2008) and three additional shareholder derivative actions were filed in state court, Breene v. Killinger, et al., No. 07-2-41042-2SEA (Wa. Super. Ct. Filed Dec. 28, 2007); Gibb v. Killinger, et al., No. 07-2-41044-9SEA (Wa. Super. Ct. Filed Dec. 28, 2007); and Brody v. First American Corp. et al., No. 08-2-13425-3 SEA. Sneva, Harrison, Slater, Procida I, Ryan, Procida II, Henry, Scheller, Catholic Medical Mission, Breene,Gibb, and Brody will be referred to as the "Derivative Actions." The allegations in the Derivative Actions mirror those in the Securities Actions, but seek relief based on claims that the defendants, among other things, (1) breached their fiduciary duties to the Company and its shareholders by materially misleading the investing public and/or failing to disclose material adverse information about the Company; (2) participated in a conspiracy to defraud the Company and its shareholders; (3) abused their ability to control the Company; (4) caused an illegal waste of Company assets; (5) have been unjustly enriched; and (6) improperly profited from the sale of Company stock based on misappropriated, inside information.

        Beginning on November 20, 2007, nine ERISA class actions (the "ERISA Actions") were filed against the Company, certain of its officers and directors, and, in some cases, the Washington Mutual, Inc., Human Resources Committee, and the Plan Administration and Plan Investment Committees of the WaMu Savings Plan. Bushansky v. Washington Mutual, Inc., et al., No. C07-1874 (W.D. Wa. Filed Nov. 20, 2007); Bussey v. Washington Mutual, Inc., et al., No. C07-1879 (W.D. Wa. Filed Nov. 21, 2007); Alexander v. Washington Mutual, Inc., et al., No. C07-1906 (W.D. Wa. Filed Nov. 29, 2007); Mitchell v. Washington Mutual, Inc., et al., No. C07-1938 (W.D. Wa. Filed Dec. 5, 2007); Ware v. Washington Mutual, Inc., et al., No. C07-1997 (W.D. Wa. Filed Dec. 13, 2007); Rosenblatt v. Washington Mutual, Inc., et al., No. C07-2025 (W.D. Wa. Filed Dec. 18, 2007); McDonald v. Washington Mutual, Inc., et al., No. C07-2055 (W.D. Wa. Filed Dec. 21, 2007); Marra v. Washington Mutual, Inc., et al., No. C07-2076 (W.D. Wa. Filed Dec. 27, 2007); Sloan v. Washington Mutual, Inc., et al., No. C08-471 (W.D. Wa. Filed Mar. 24, 2008). The plaintiffs in the ERISA Actions assert that the defendants were fiduciaries of the WaMu Savings Plan and breached their duties to Plan participants by, among other things, (1) failing to manage the Plan for the exclusive benefit of its participants or to use the care, skill, diligence, and prudence necessary to manage the Plan; (2) continuing to offer Company stock as an investment option in the plan despite that they knew or should have known that the stock no longer was a suitable and appropriate investment for the Plan; (3) failing to conduct an appropriate investigation of the merits of continued investment in Company stock; and (5) failing to provide complete and accurate information regarding the Plan to the Plan's participants.

        On November 28, 2007, the Company moved before the Federal Judicial Panel on Multi-District Litigation (the "JPML") for an order that those of the Securities, Derivative and ERISA Actions then filed in federal court be transferred to the United States District Court for the Western District of Washington. The JPML granted the Company's motion on February 21, 2008. Pursuant to 28 U.S.C. § 1407 and JPML Rules 7.2 and 7.5, the Company previously had filed with the JPML a Notice of Tag-Along Action with respect to each of the Securities, Derivative and ERISA Actions filed in federal courts after November 28, 2007 and before February 21, 2008 (the Garber Securities Action, the Procida I and Ryan Derivative Actions, and the Alexander, Mitchell, Ware, Rosenblatt, McDonald, and Marra ERISA Actions), and all of the federally filed cases have now been transferred to the United States District Court for the Western District of Washington.

        On April 18, 2008, that Court issued an order setting an initial status conference in the Securities, ERISA, and federally filed Derivative Actions. That conference is scheduled for June 9, 2008. The April 18 Order vacated all prior deadlines and granted the defendants "an extension of time for responding by motion or answer to the complaints until a date to be set after the conference."

        On May 7, 2008, the Court consolidated all of the Securities Actions into a single case, In re Washington Mutual, Inc. Securities Litigation, No. C08-387 MJP, appointed a lead plaintiff and lead plaintiff's counsel, and set a schedule for the filing of a consolidated, amended complaint and an anticipated motion to dismiss. On the same date, the Court consolidated all of the ERISA Actions into a single case, In re Washington Mutual, Inc. ERISA Litigation, No. C07-1874 MJP. The Court has not yet appointed lead counsel for this action. The Court has not yet taken action on competing motions to consolidate and appoint lead counsel in the federally filed Derivative Actions.

        Agreed orders have been entered in the state court-filed Derivative Actions except Brody pursuant to which the defendants are not required to respond to the complaints until the federal court resolves the motion to dismiss the Securities Actions. The parties in Brody are discussing a possible stipulation.

        On February 8, 2008, a class action was filed against the Company and other defendants on behalf of a putative class of persons in the United States who obtained home loans from the Company and "received an appraisal performed by" appraisal management companies eAppraiseIT and Lender's Service, Inc. Spears v. Washington Mutual, Inc., et al., No. C08-00868-HRL (N.D. Cal. Filed Feb. 8, 2008). An amended complaint was filed in this action on March 28, 2008. On behalf of this putative class, plaintiffs assert that an alleged conspiracy to inflate appraisals by the Company, eAppraiseIT and Lender's Service, Inc., violated RESPA, Section 17200 of California's Business and Professions Code, and California's Consumers Legal Remedies Act. Plaintiffs also bring various common law claims. Plaintiffs seek, among other things, the recovery of actual and treble damages, restitution, an injunction, and costs and attorneys' fees. Motions to dismiss the amended complaint were filed on May 2, 2008.

  Credit Card Industry Litigation

        Over the past several years, MasterCard International and Visa U.S.A., Inc., as well as several of their member banks and bank affiliates (including in certain instances the Bank and the Company), have been involved in several different lawsuits challenging various practices of the MasterCard and Visa associations (the "Associations").

        In and around February 2001, a number of cardholder class actions were filed against the Associations and several member banks alleging, among other things, that they had conspired, in violation of antitrust laws, to fix the price of currency conversion services for credit card purchases made in a foreign currency by U.S. cardholders. Providian Financial Corporation and Providian National Bank were named as defendants; after the Providian merger, the Company and the Bank were added as defendants. Pursuant to orders of the Judicial Panel on Multidistrict Litigation, the cases were consolidated or coordinated for pretrial purposes. In re Currency Conversion Fee Antitrust Litigation, MDL 1409 (S.D.N.Y.). In July 2006, the parties agreed to settle the case for $336 million. The Company's share of the settlement, which has been paid into an escrow account, was covered by existing reserves. The Court held a hearing on the motion for Final Judgment and Order of Dismissal on March 31, 2008. The Court has not yet issued its ruling.

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

        Refer to Note 15 to the Consolidated Financial Statements – "Commitments, Guarantees and Contingencies" in the Company's 2007 Annual Report on Form 10-K for a further discussion of pending and threatened litigation action and proceedings against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The table below displays share repurchases made by the Company for the quarter ended March 31, 2008. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2, 2008 to January 31, 2008	756,165	$14.16	–	47,454,022
February 1, 2008 to February 29, 2008	9,521	17.83	–	47,454,022
March 3, 2008 to March 31, 2008	88,083	10.19	–	47,454,022

Total	853,769	13.79	–	47,454,022

(1)
This column includes shares acquired under equity compensation arrangements with the Company's employees and directors. The Company has not engaged in share repurchase activities since the third quarter of 2007.
(2)
Effective July 18, 2006, the Company adopted a share repurchase program approved by the Board of Directors (the "2006 Program"). Under the 2006 Program, the Company was authorized to repurchase up to 150 million shares of its common stock, as conditions warrant, and had repurchased 102,545,978 shares under this program as of March 31, 2008.

        For a discussion regarding working capital requirements and dividend restrictions applicable to the Company's banking subsidiaries, refer to the Company's 2007 Annual Report on Form 10-K, "Business–Regulation and Supervision" and Note 20 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" in the Company's 2007 Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 6. Exhibits

  (a)
  Exhibits

        See Index of Exhibits on page 78.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2008.

WASHINGTON MUTUAL, INC.
By:	/s/ THOMAS W. CASEY Thomas W. Casey Executive Vice President and Chief Financial Officer
By:	/s/ MELISSA J. BALLENGER Melissa J. Ballenger Senior Vice President and Controller (Principal Accounting Officer)

WASHINGTON MUTUAL, INC.
INDEX OF EXHIBITS

Exhibit No.
3.1	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company, as amended (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2008, File No. 1-14667).
3.2	Restated Bylaws of the Company (Filed herewith).
4.1	The Company will furnish upon request copies of all instruments defining the rights of holders of long-term debt instruments of the Company and its consolidated subsidiaries.
10.1
Amended and Restated 2002 Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A, filed with the SEC on March 14, 2008, File No. 1-14667).
10.2	HR Committee establishment of 2008 Leadership Bonus Plan Criteria (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 3, 2008, File No. 1-14667).
10.3	WaMu Executive Officer Severance Plan (Filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
99.1	Computation of Ratios of Earnings to Fixed Charges (Filed herewith).
99.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (Filed herewith).

QuickLinks

TABLE OF CONTENTS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOW
WASHINGTON MUTUAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Note 1: Summary of Significant Accounting Policies
  Note 2: Restructuring Activities
  Note 3: Mortgage Banking Activities
  Note 4: Guarantees
  Note 5: Earnings Per Common Share
  Note 6: Employee Benefits Programs
  Note 7: Fair Value
  Note 8: Operating Segments
  Note 9: Equity Issuance
SIGNATURES
INDEX OF EXHIBITS