Form 10-K/A
period 2007-12-31
WASHINGTON MUTUAL, INC
filed 2008-05-22
CIK 933136

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

WASHINGTON MUTUAL, INC.
2007 ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

i

Explanatory Note

        Washington Mutual, Inc. ("Washington Mutual" or the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007 originally filed on February 29, 2008 ("Original Filing") to include additional disclosures to certain information presented in Parts II and III. Such additional disclosures have no effect on previously reported consolidated financial statements and notes to consolidated financial statements.

        This Amendment No. 1 on Form 10-K/A amends the Original Filing as follows:

  •
  Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) to include in the Credit Risk Management section the five-year table of changes in the allowance for loan losses and the related disclosure of factors considered in determining the changes to the yearly allowance during the five-year period (pages 51 and 52). The Company had previously included and continues to include the five-year table of changes in the allowance for loan losses in Note 6 – "Loans and Allowance for Loan Losses" to the Consolidated Financial Statements.

  •
  Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) to include in the Credit Risk Management section additional disclosure in connection with the allocated allowance for loan losses table regarding changes in the allocated allowance for the home loans portfolio and the subprime mortgage channel portfolio (pages 54 and 55).

  •
  Part III, Item 11 (Executive Compensation) to furnish the Item 11 disclosures contained in the Company's definitive proxy statement issued in conjunction with the Company's Annual Meeting of Shareholders held on April 15, 2008 (the "Annual Proxy Statement") (pages 81 to 137), which disclosures were incorporated in the Original Filing by reference to the Annual Proxy Statement, and to add the following disclosures concerning the design of the Company's 2008 bonus plan (beginning after the first sentence of paragraph 1 on page 92): "In selecting and defining the net operating profit performance measure for 2008, a period when the Company was expecting to experience significantly elevated loan loss provision and foreclosed asset expense from its single-family residential mortgage loan portfolio, the Committee was focused on sustaining and growing the Company's top-line revenues and controlling other expenses. Sustaining and growing top-line revenues and controlling other expenses were seen as important to achieving the following objectives: (a) enabling the Company to return to longer-range earnings expectations after these elevated credit costs subside, and (b) helping ensure that the fundamental drivers of the Company's long-term franchise value would not be materially diminished during the period of elevated credit costs in its mortgage loan portfolios. The Committee believed that these objectives would provide a foundation for restoring shareholder value."

Except for the foregoing additional Item 11 disclosures, revised page cross-references and including a list of peer companies on page 96 that was included as Appendix A to the Annual Proxy Statement, the Item 11 disclosures from the Annual Proxy Statement are repeated verbatim and, together with the foregoing additional Item 11 disclosures and list of peer companies, speak as of the date of the Annual Proxy Statement. Except for Item 7 of Part II and Item 11 of Part III , no other information in the Original Filing is being amended by this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to reflect any events which occurred at a date subsequent to the Original Filing.

ii

PART II

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

        The allowance for loan losses increased slightly from $1.25 billion at December 31, 2003 to $1.30 billion at December 31, 2004 reflecting the growth in the loan portfolio. However, the allowance for loan losses as a percentage of loans held in portfolio declined from 0.71% at December 31, 2003 to 0.63% at December 31, 2004 reflecting the continuing strength of the U.S. housing market facilitated by a relatively benign credit environment throughout the year. The favorable credit climate, as well as the sales and runoff of higher risk portfolios in 2003, resulted in much lower net charge-offs in 2004.

        The allowance for loan losses increased $394 million from $1.30 billion at December 31, 2004 to $1.70 billion at December 31, 2005 largely reflecting the addition of the credit card portfolio of the former Providian Financial Corporation on October 1, 2005. Largely as a result of this addition, the allowance for loan losses expressed as a percentage of total loans held in portfolio increased from 0.63% at December 31, 2004 to 0.74% at December 31, 2005. Despite increases in short-term interest rates, the overall credit environment during 2005 was relatively stable, fostered by strong employment and real estate markets.

        The allowance for loan losses decreased $65 million from $1.70 billion at December 31, 2005 to $1.63 billion at December 31, 2006. The allowance for loans losses as a percentage of total loans held in portfolio, declined from 0.74% at December 31, 2005 to 0.72% at December 31, 2006, due to several factors. The credit profile of the Company's credit card portfolio improved due to the sale of higher risk credit card accounts and from a lower level of bankruptcy-related charge-offs. Delinquency rates on owned credit card loans declined from 3.08% at December 31, 2005 to 2.66% at December 31, 2006. Credit card delinquency rates are one of the key drivers of credit losses in the credit card portfolio and the Company correspondingly reduced the allowance related to credit card receivables. Additionally, the allowance for loan losses was reduced as a result of two primary changes in the assumptions and methodologies used to estimate the allowance attributable to multi-family loans. First, as part of its ongoing program of model improvement, the Company introduced a new model to estimate incurred losses on multi-family loans in 2006. The new model uses a formulaic statistical-based approach for determining loss factors based on relevant default-predictive variables such as loan-to-value and debt service coverage ratios, and geographic factors. The model that was replaced used the same underlying classes of inputs but categorized loans for collective review using the risk grade assigned to them for bank regulatory purposes, the categorization of which inherently involved management judgment. The Company expects this new methodology to result in a better estimate of incurred loss, with greater consistency across periods; it is also more consistent with risk assessment practices in the commercial lending industry. The Company also adopted three year loss confirmation periods for multi-family loans and loans originated or purchased through the subprime mortgage channel, in each case replacing the four year estimate of the loss confirmation period.

        The allowance for loan losses increased $941 million from $1.63 billion at December 31, 2006 to $2.57 billion at December 31, 2007 reflecting higher incurred losses inherent in the home loans portfolio, home equity loans and lines of credit portfolio, and in the subprime mortgage channel portfolio resulting primarily from deteriorating conditions in the U.S housing market during 2007. Accordingly the allowance for loan losses as a percentage of total loans held in portfolio increased from 0.72% at December 31, 2006 to 1.05% at December 31, 2007. Adverse trends in key housing market indicators, including growing inventories of unsold homes, rising foreclosure rates and a significant contraction in the availability of credit for nonconforming mortgage products were significant factors that resulted in the increase in the allowance. As a result of these factors, the Company increased its allowance for loan losses with the expectation that it would experience significantly higher credit costs throughout its single-family residential mortgage portfolio.

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

        The allocated allowance for loan losses for home loans decreased $20 million in 2006, while the allowance increased as a percentage of the total loan balance from 0.19% at the end of 2005 to 0.20% at the end of 2006. The $20 million decrease in the allowance for home loans is a small amount relative to the approximately $99 billion in the home loans portfolio at December 31, 2006. This decrease resulted from a combination of offsetting effects, including a $15 billion decline in home loans balances during 2006. In addition, the credit risk profile of the loans remaining in the home loans held in portfolio also changed as home prices in geographic areas of portfolio concentration (e.g., California) generally appreciated over the course of 2006. Partially offsetting these factors that reduced the allocated allowance was the impact from increased levels of delinquencies and nonperforming assets.

        The allocated allowance for loan losses for subprime mortgage channel loans decreased $48 million in 2006 primarily due to the change in the estimate of the loss confirmation period from four years to three years. The loss confirmation period represents the period between a loan default event occurring and the point at which the Company has knowledge of those events. Generally, borrowers are impacted by events that result in loan default and eventual loss well in advance of a lender's knowledge of those events. Examples of such loss-causing events for home loans are borrower job loss, divorce and medical crisis. The impact of changing the loss confirmation period was partially offset by an increase in the allowance for loan losses from improvements in the estimation of incurred losses associated with the Long Beach subprime portfolio with regard to loans with high loan-to-value ratios and loans in a junior lien position.

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

        The Company originates Option ARM loans under which borrowers have the option of making minimum payments based on an interest rate that is lower than the fully-indexed rate. Borrowers who continue to make minimum payments will generally experience negative amortization as unpaid interest is capitalized and added to the principal amount of the loan. The minimum payment resets to a fully-amortizing payment at the earlier of five years from origination or when the amount of negative amortization reaches specified levels. The risk that Option ARM borrowers will be unable to make increased loan payments as a result of the minimum payment on the loan adjusting upward to a fully-amortizing payment is a key risk associated with the Option ARM product.

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

PART III

EXECUTIVE COMPENSATION

Human Resources Committee Processes and Procedures

  Overview

        Our Human Resources Committee is comprised of five non-employee directors, each of whom has been determined by our Board to be independent under NYSE rules. Members are nominated by the Governance Committee and approved by the Board. The current members of the Committee are:

James H. Stever, Chair
Stephen E. Frank
Charles M. Lillis
Phillip D. Matthews
Margaret Osmer McQuade

  How the Human Resources Committee Operates

        The Human Resources Committee operates under a written charter that specifies that the Committee is responsible for the general oversight of our compensation policies and practices, including those that relate to the executive officers listed in the Summary Compensation Table at page 103 of this Proxy Statement. In this Proxy Statement we refer to those executives as our "named executives." The Committee reviews its charter annually and may recommend changes it considers appropriate to the full Board. The Committee also conducts an annual self-evaluation to assess its performance for the year. The Committee has regularly scheduled meetings in January, February, July, October and December, and has special meetings whenever necessary to fulfill its responsibilities. In 2007, the Committee met six times. It also may act by unanimous written consent. With respect to some matters, it may delegate limited authority to one or more Company officers, although it does not delegate to officers the authority to determine the form or amount of an executive officer's compensation. The members meet in executive session at each meeting to discuss a variety of matters. The Committee also meets with various members of management, outside counsel and outside consultants to gain additional insight and perspective with respect to such matters as management succession, the CEO evaluation, legal matters, pension plan performance and compensation and benefits issues generally.

  The Human Resources Committee's Responsibilities

        The Human Resources Committee assists the Board in fulfilling the following responsibilities:

  •
  Establishing, developing and administering our executive officer compensation programs and long-term incentive plans;

  •
  Overseeing and administering our benefit plans;

  •
  Annually evaluating our CEO's performance and setting his compensation amounts accordingly with input from the full Board;

  •
  Reviewing and coordinating the approval of the CEO's goals; and

  •
  Reviewing the CEO's succession planning.

        Specifically, the Human Resources Committee is responsible for annually reviewing and approving the base salary, the target annual bonus and any long-term incentive awards for the CEO and the other named executives. In this regard, the Committee approves the performance measures to be used in executive, management and broad-based employee incentive plans and the levels of performance for which we will pay incentive compensation.

        With respect to the compensation of our CEO, the Human Resources Committee annually approves financial and leadership goals and objectives relevant to the CEO's compensation and evaluates the CEO's performance in light of those goals. The Committee determines amounts and forms of the CEO's compensation, reports this information to the full Board, and considers whether adjustments to the CEO's compensation are appropriate based on input from the full Board.

        The Human Resources Committee is also responsible for approving the base salary, annual target bonus and any long-term incentive awards for all officers subject to Section 16 of the Securities Exchange Act of 1934, which includes our senior executives with a corporate title of Executive Vice President, and certain of our executives with a corporate title of Senior Vice President. In doing so, the Committee considers the CEO's recommendations with respect to each of these executives and sets the compensation for each executive based on its evaluation of the executive's performance and its consideration of benchmarking data and internal pay equity. In addition, the Human Resources Committee meets annually to review our Company performance and individual executive performance for purposes of determining the annual incentive bonus paid to named executives and other officers by certifying the results under our Leadership Bonus Plan.

        The Human Resources Committee is also responsible for establishing base salary, target annual bonus and long-term incentive awards for newly-hired executives and other senior officers who will be subject to Section 16 of the Securities Exchange Act of 1934 in their roles with our Company. To facilitate negotiations with talented executive candidates, the Committee has approved a standard offer letter and guidelines for base salary, target annual bonus and long-term incentive awards for newly-hired executives who will be members of our Executive Committee, and has delegated authority to the Committee's Chair to approve employment offer letters that fall within the guidelines. Offers that do not fall within the guidelines must be approved by the full Committee.

        The Human Resources Committee is authorized to directly engage its own outside consultants, and for 2007 the Human Resources Committee directly retained Towers Perrin to: (i) assist in gathering benchmarking data and monitoring compensation trends in our industry and among large public companies generally, (ii) advise the Committee regarding compensation best practices and trends, and (iii) assist in the design and development of our executive compensation program. The Committee meets in executive session annually to review the performance of the outside compensation consultant, assess the firm's objectivity on executive compensation matters in light of other services our management engages the firm to perform, and generally assess the quality of the services Towers Perrin provides. Based on this assessment, the Committee decides whether to retain the outside compensation consultant for the upcoming year, or to conduct a search for a new compensation consultant.

        While Towers Perrin has been engaged by, and directly reports to the Committee, the Committee has authorized Towers Perrin to work with management on behalf of the Committee, as necessary. There are a number of reasons for this interaction with Company management. Before regularly scheduled Human Resources Committee meetings, Towers Perrin meets with management to review relevant materials that will be presented to and discussed by the Committee and, when relevant, any proposals on which management will ask the Committee to act. At other times, Towers Perrin may contact management to obtain or confirm information that is necessary for the consultant to effectively advise the Committee on a variety of ad-hoc requests and inquiries made by the Committee. The parameters for this interaction were established when the Committee originally retained Towers Perrin as its advisor. In addition to services performed at the direction of the Committee, Towers Perrin also performs services at the direction of our management under separate engagements. In 2007 this work included actuarial services related to the WaMu Pension Plan and consulting services related to our health and welfare plans.

        In February 2008 the Committee adopted a policy requiring the Committee's pre-approval of Company engagements of the Committee's outside compensation consulting firm to perform services other than at the direction of the Committee. In pre-approving such other services, the Committee will consider, among other factors, whether the proposed services would affect the compensation consultant's ability to give impartial recommendations or advice to the Committee with regards to the Committee's work.

        Our CEO provides recommendations to the Human Resources Committee regarding named executives' compensation (including base salary, target bonus and long-term incentive awards) and is responsible for conducting the performance evaluations for them. Our Chief Human Resources Officer, and members of his department, also support the Human Resources Committee and provide recommendations regarding the amount and form of compensation paid to executive officers.

        The Human Resources Committee also administers our Amended and Restated 2003 Equity Incentive Plan, and has delegated the authority to the Chief Human Resources Officer to grant a limited number of stock options, restricted stock and performance shares under that plan to senior officers who are not executive officers.

Compensation Discussion and Analysis

  Introduction

        The Human Resources Committee of the Board of Directors, referred to as the Committee in this discussion, oversees and regularly reviews compensation programs for our executive officers, including the named executive officers listed in the Summary Compensation Table at page 103. The Committee sets annual compensation elements for the CEO, and approves annual compensation elements for other executive officers. Where we use the term "named executives" in this Compensation Discussion and Analysis we are referring to the named executive officers. Compensation for our named executives includes annual cash compensation (base salary and annual incentives), long-term incentives in the form of equity compensation, and qualified and non-qualified retirement programs. Company-paid perquisites were eliminated for named executives beginning in 2007. In addition, each executive has either a change-in-control agreement or an employment agreement that provides for payment in the event of termination under certain circumstances following a change-in-control of the Company, and severance benefits are provided for termination under certain other circumstances.

        In setting compensation, the Committee considers its compensation objectives, competitive practices of our peers (outlined below), internal pay equity and the roles and responsibilities of each executive. The Committee sets compensation also to align with our current and long-term business strategy and goals. There is no formal weighting of any of these factors; the Committee uses its discretion in setting pay targets and amounts. The Committee reviews and discusses annual pay elements (base salary, bonus targets and equity awards) each year. It evaluates other programs as needed based on changes in compensation objectives, alignment with overall Company direction and business strategy, competitive trends and changes in tax law. Based upon a review of these factors, we have designed our executive compensation programs and have paid total compensation amounts to properly motivate named executives to execute our strategy, achieve our business goals and create shareholder value.

        We paid significantly lower compensation to named executives in 2007 than in 2006, reflecting our objective and philosophy of paying for performance. Our emphasis on at-risk performance-based compensation resulted in significantly lower 2007 annual incentive bonus payouts and restricted stock vesting, no payout for the 2005-2007 performance share cycle, and zero in-the-money value of prior stock option grants at December 31, 2007 since our closing stock price on that date was below the exercise price of every outstanding stock option held by named executives. These effects are the direct result of disappointing Company financial results due primarily to the extreme turmoil in the mortgage and credit markets.

        For 2008 we have structured our long-term equity incentive and annual incentive bonus programs for named executives to align with our objective to improve Company performance in 2008 and beyond. We continue to provide at least 50% of total direct compensation to executives (over 70% for the CEO) in the form of long-term equity incentive compensation which is directly linked to stock price and total shareholder return. Our 2008 long-term equity incentive compensation awards provide strong incentives to named executives to restore shareholder value through increased stock price by tying stock option vesting to the price of our common stock achieving certain thresholds. Our 2008 annual incentive bonus plan is designed to align executive bonus compensation with the achievement of four objective performance measures that are core to the success of our business: (i) net operating profit, (ii) noninterest expense, (iii) depositor and other retail banking fees, and (iv) customer loyalty. In addition to these objective measures, when determining appropriate bonus payouts after the end of 2008 the Committee will evaluate the Company's performance in credit risk management and overall corporate profitability in light of actual events and market conditions during the year.

  Objectives of Our Compensation Programs

        We design our executive compensation programs to achieve the following objectives:

  •
  Our compensation programs should enable us to attract and retain the key executive talent we need on a long-term basis to manage our business.

  •
  The substantial majority of each executive's annual compensation should be performance-based such that executives realize value only if we achieve our business goals and objectives and create shareholder value.

  •
  Performance targets for incentive compensation should align with our annual and long-term business strategy.

  •
  Total compensation amounts should balance the need to be competitive with our industry peers while also being consistent with the key business objective of controlling costs.

  •
  Total compensation amounts among named executives should be consistent with our philosophy of internal pay equity by appropriately reflecting the role, scope and complexity of each executive's position relative to other executives.

  Elements of Executive Compensation

        As shown in the table below, our 2007 executive compensation program incorporated a number of diverse elements designed to achieve our compensation objectives in a variety of ways.

Short-term Elements	How Objectives Are Met
Base Salary	Provides an annually fixed level of pay that reflects the role, scope and complexity of each executive's position relative to other executives.
Cash Bonus	Performance-based compensation payable only upon our achievement of annual performance measures that are aligned with the business strategy and shareholders' interests.

Long-term Elements	How Objectives Are Met
Stock Options	Performance-based compensation that delivers value to executives based on long-term stock price appreciation.
Restricted Stock
Performance-based compensation that enhances shareholder value because vesting is tied to achievement of current year corporate performance measures, and because value varies based on long-term total shareholder return.
Performance Shares
Performance-based compensation that delivers shares of our stock only if we perform well relative to peers over a multi-year period, and therefore aligns named executives' interests with our business strategy and long-term shareholder return.
Retirement Programs	Serve as a retention tool for executives and help us attract mid-career top executive talent from other companies.
Severance and Change-in-Control Arrangements	Promote focus and commitment by executives during a potential change-in-control; help retain executives in light of significant business combinations in the financial services industry.

        We believe our executive compensation program aligns named executives with short- and long-term current business objectives, effectively motivates named executives to create long-term shareholder value, pays competitively with our peers and provides strong incentives for named executives to join and remain at Washington Mutual.

  How We Set Compensation Levels

  Peer Group Analysis

        Each year, with the assistance of its consultant, the Committee reviews the composition of the peer group it uses to benchmark compensation, and the compensation levels, programs and practices of those peers, as part of the Committee's process of setting executive compensation. The Committee used the peer group listed below, comprising our primary competitors in our major business lines and for executive talent, in connection with 2007 executive compensation decisions:

  •
  Bank of America

  •
  Bank of New York

  •
  Capital One Financial Corp.

  •
  Citigroup

  •
  Countrywide Financial

  •
  Fifth Third Bancorp

  •
  JPMorgan Chase & Co.

  •
  KeyCorp

  •
  National City Corp.

  •
  PNC Financial Services Group

  •
  Suntrust Bank

  •
  U.S. Bancorp

  •
  Wachovia

  •
  Wells Fargo & Company

        The Committee annually evaluates the companies in the peer group and adjusts the list as appropriate. For 2007, the Committee added Capital One Financial Corp. to the peer group. The Committee determined Capital One to have become a primary competitor for two principal reasons: our recent expansion into the credit card business, a core business for Capital One, and Capital One's expansion into banking. The following table shows the comparator data reviewed by the Committee when it approved 2007 annual executive compensation elements in January 2007.

Element	WaMu	Peer Median	Peer Average
Market Capitalization (in billions)	$42.70	$30.66	$84.25
2005 Assets (in billions)	343.75	177.39	441.07
2005 Revenues (in billions)	21.33	14.33	32.86

        The Committee reviews both current year and three-year average peer compensation data when it makes compensation decisions. The use of three-year averages minimizes the potential impact on the Committee's decision-making process of large upswings or downswings in one-year data as a result of extraordinary compensation amounts that may be paid in a given year by a peer or group of peers.

  Compensation Benchmarking and Other Factors in Setting Compensation

        A primary compensation objective is to attract, develop and retain high-quality executive officers selected from a national, and in some cases, international, talent pool. To help achieve this objective, as a guideline, we target executive cash compensation (salary and annual bonus) at the median (50th percentile), and separately target long-term equity incentive compensation at the 75th percentile, compared to our peers. We target cash compensation at the 50th percentile to be comparable to peer companies. We consider compensation "comparable" if it is within 10% of the target amount. We believe the 75th percentile, more than just comparable to our peers, is appropriate for our long-term equity incentives because of the great emphasis we place on at-risk compensation that is directly tied to increasing shareholder value.

        The Committee does not rigidly set executive compensation in accordance with these target guidelines. Actual compensation can and does vary from target levels depending on Company and individual performance. The Committee believes the proper exercise of its role of overseeing executive compensation requires it to evaluate executive performance and compensation levels by taking into account all relevant factors, of which peer data is only one. The Committee also considers Company performance and individual qualitative factors such as the executive's performance, business unit performance, previous experience, incumbent time in his or her job and internal pay equity. There is no formal weighting of these internal factors or the market data used by the Committee in making its decisions, and typically specific factors are not called out as the basis for a particular decision.

        The following table shows the actual 2007 target total cash and long-term equity incentive ("LTI") amounts the Committee approved for each named executive, and where those amounts fall relative to peer targets (above or below the 50th or 75th percentile, as applicable). The 2007 LTI award values differ from the sums of the amounts shown for each named executive in the Grant Date Fair Value of Stock and Option Awards column of the Grants of Plan-Based Awards Table at page 106 because the amounts shown at page 106 are the associated accounting expense under FAS 123R. The Committee does not use accounting expense as a starting point for determining LTI awards.

Named Executive	2007 Target Cash (Actual)	2007 Target Cash (Benchmark)	2007 LTI (Actual)	2007 LTI (Benchmark)
Kerry K. Killinger	$4,650,000	Below 50th	$11,500,000	At 75th
Thomas W. Casey	1,874,880	At 50th	4,000,000	Above 75th
Stephen J. Rotella	3,724,880	Above 50th	6,000,000	At 75th
James B. Corcoran	1,474,140	At 50th	1,500,000	At 75th
Ronald J. Cathcart	1,651,680	At 50th	1,750,000	Above 75th
Fay L. Chapman	1,060,320	Above 50th	1,350,000	At 75th

        Variances from our benchmarking guidelines for some named executives, as shown in the table above, were due to the following reasons:

  •
  We set Mr. Killinger's target cash compensation below the 50th percentile guideline because we believe it is less important for CEO cash compensation to be comparable to peers given the substantial portion of CEO total direct compensation delivered in the form of long-term equity incentive compensation.

  •
  We set Mr. Casey's long-term incentive compensation value above the 75th percentile primarily due to internal pay equity considerations, in order to place his compensation above other function heads given the importance of the CFO role to our Company.

  •
  We set Mr. Rotella's target cash compensation above the 50th percentile because that level of compensation was necessary to recruit Mr. Rotella when he joined us as a mid-career senior executive from one of our competitors, a major diversified financial institution.

  •
  We set Mr. Cathcart's long-term incentive compensation value above the 75th percentile primarily due to internal pay equity considerations based on the broad scope of his role relative to other functional unit leaders.

  •
  We set Ms. Chapman's target cash compensation above the 50th percentile as a reflection of her long tenure and due to internal pay equity considerations given her position as a Senior Executive Vice President.

  Use of Tally Sheets

        The Committee receives and reviews rewards profiles that summarize each executive's total compensation at each regularly scheduled Committee meeting. These profiles are commonly referred to as "tally sheets." The Committee did not use tally sheets as a primary basis to determine 2007 executive compensation amounts. However, tally sheets are an important reference tool for the Committee because they demonstrate how our executive compensation program is working in practice by summarizing, for each executive, the overall total compensation awarded in the past and the anticipated future value of our various compensation programs. The anticipated future value shown on the tally sheets includes the projected value of compensation payable upon separation of employment under various circumstances, including death or disability, retirement and voluntary or involuntary separation. In this regard, the tally sheets assist the Committee in identifying factors that may be taken into account in setting elements of compensation, such as internal pay equity, retention risk (demonstrated in part by the current retentive value of past equity awards) and the value of past awards both on a long- and short-term basis.

  Internal Pay Equity Analysis

        Internal pay equity, meaning whether an executive's compensation appropriately reflects the role, scope and complexity of the executive's position relative to other executives, is an objective of our executive compensation program. While the structure of Mr. Killinger's compensation was similar to that of other named executives in 2007, his total compensation amount is significantly more than the other named executives as a reflection that he is most accountable for the overall performance of the Company. Although the percentage of total direct compensation that is "at risk" varies depending on each named executive's level of influence over specific business unit and overall corporate results, we do not view these differences as material. We consider compensation to be "at risk" when its payment is not fixed or guaranteed, but rather depends upon factors such as satisfaction of performance measures or stock price appreciation. The following table shows the percentages of 2007 named executive total direct compensation that were "at risk" and how total direct compensation was allocated among its three component parts of base salary, target bonus and long-term equity incentive ("LTI") award value.

	2007 Named Executive Officer Total Direct Compensation ("TDC")*
Named Executive	Total % At Risk	% of TDC that is LTI	% of TDC that is Target Bonus	% of TDC that is Fixed (Base Salary)
Kerry K. Killinger	94%	71%	23%	6%
Thomas W. Casey	89	68	20	11
Stephen J. Rotella	91	62	29	9
James B. Corcoran	79	50	29	21
Ronald J. Cathcart	83	51	31	17
Fay L. Chapman	69	56	13	31

*
Due to rounding, certain totals differ slightly from the sum of the component parts shown in the table.

  Discussion and Analysis of Compensation Elements

  Base Salary

        The Committee reviews base salaries each year to ensure they remain competitive and appropriately reflect individual performance and the complexity of each executive's role and responsibilities. Mr. Killinger did not receive a base salary increase for 2007 and has not received an increase since 1999 in order to maintain the tax deductibility of his salary. Other named executives received regular annual base salary increases for 2007 of up to 4.8% of 2006 amounts. No named executive received a base salary increase for 2008.

  Annual Incentive Bonus

        The target cash incentive bonus is one of three elements of total direct compensation approved by the Committee each year, and it represents less than half of total direct compensation for each named executive. As shown in the table above, our long-term equity incentive compensation program represents at least 50% of each named executive's total direct compensation (over 70% for our CEO) and is directly linked to stock price and total shareholder return. The incentive bonus program is designed to align compensation with achievement of annual corporate performance measures that reinforce our near-term business strategies and shareholders' interests. We set an annual target cash incentive bonus for each named executive with payment based on annual Company performance measures established by the Committee pursuant to the Company's Leadership Bonus Plan. Mr. Killinger's target bonus increased to 365% of his base salary for 2007 from 350% in 2006. We increased his target bonus in connection with the elimination of Company-paid perquisites, discussed more fully below. Target bonuses for other named executives changed in amounts ranging from a 9% decrease to a 4% increase, as a percentage of base salary.

  Performance Measures

        Cash bonus amounts actually paid to our named executives depend upon our corporate results compared to a pre-established formula of performance measures that we believe are drivers for creating shareholder value and achieving our annual strategic goals. Each year the Committee selects performance measures that are typically tied to core measures of corporate operating performance and are challenging but realistic given the expected operating environment at the time they are established. Because our general guideline is to target executive cash compensation (salary and target cash bonus) at the median compared to our peers, the Leadership Bonus Plan performance measures, including the measures for 2007 performance, are generally set to align with our business plan for the year so that bonuses will pay out at 100% of target when the business plan is met. Based on our performance in 2003 and 2004, we paid bonuses to our then-current named executives at 98.1% and 64.2% of target levels, respectively. In 2005 and 2006, our performance against the applicable measures exceeded expectations and resulted in bonus payouts at 118.5% and 116.4% of the respective target amounts. As explained below, our 2007 financial results in the context of unprecedented challenges in the mortgage and credit markets resulted in a total weighted payout percentage of 32.6% under the 2007 Leadership Bonus Plan.

        We determined the amount of bonuses paid in January 2008 (for 2007 performance) based on our performance against the following four measures established by the Committee in January 2007. The mix of measures was different in 2007 as compared to 2006. For 2007, we added a noninterest income measure, as a complement to the noninterest expense measure, to balance our focus on both generating income and reducing expense. Also for 2007, we measured customer loyalty rather than customer satisfaction as a reflection of the link between customer loyalty and financial results.

  •
  Earnings-per-share.  The first 2007 performance measure was earnings-per-share, or "EPS", weighted at 40%, with target EPS depending on the interest rate environment within which our business operated in 2007. The target that applied for the year was determined according to a matrix approved by the Committee in January 2007. The matrix consisted of numerous alternative EPS targets that applied depending on the interest rate conditions that existed over the course of the year, as indicated by the applicable short-term interest rates and the spread between short-term and long-term rates. After the end of 2007, we referred to the EPS matrix to determine which EPS target applied given the year's interest rate environment. We do not disclose the EPS target matrix because it is confidential and competitively sensitive information.

  •
  Noninterest Expense.  The second performance measure was noninterest expense, weighted at 25%, which was aligned with our strategic goal of reducing expenses and increasing efficiency to remain competitive. Target noninterest expense for 2007 was $8.45 billion. Our 2007 noninterest expense as measured under the plan was $8.68 billion. The following table shows the percentage payouts for this measure at different levels of noninterest expense.

Noninterest Expense (in billions)	Payout Percentage	Noninterest Expense (in billions)	Payout Percentage
$7.85	150%	$8.85	70%
$7.95	140%	$8.95	60%
$8.05	130%	$9.05	50%
$8.15	120%	$9.15	40%
$8.30	110%	$9.25	30%
$8.45	100%	$9.35	20%
$8.60	90%	$9.45	10%
$8.75	80%	>$9.55	0%
  •
  Noninterest Income.  The third performance measure was noninterest income, weighted at 25%, which was aligned with our strategic goal of increasing income as well as reducing expenses. Target noninterest income for 2007 was $7.05 billion. Our 2007 noninterest income was $6.04 billion. The following table shows the percentage payouts for this measure at different levels of noninterest income.

Noninterest Income (in billions)	Payout Percentage	Noninterest Income (in billions)	Payout Percentage
$7.65	150%	$6.65	70%
$7.55	140%	$6.55	60%
$7.45	130%	$6.45	50%
$7.35	120%	$6.35	40%
$7.20	110%	$6.25	30%
$7.05	100%	$6.15	20%
$6.90	90%	$6.05	10%
$6.75	80%	‹$5.95	0%
  •
  Customer Loyalty.  The fourth performance measure was customer loyalty, weighted at 10%, which was determined according to a proprietary measurement system. High levels of customer service, which drive customer loyalty, remain an important aspect of our consumer-oriented business philosophy. We do not publicly disclose overall targets or specific criteria comprising the customer loyalty measure because it is confidential and competitively sensitive information. Our performance in 2007 improved our overall customer loyalty as compared to 2006, but not enough to achieve a 100% payout for this measure.

        If our performance for any measure falls between stated percentiles, we interpolate to determine the applicable payout percentage. As shown in the following table, our performance against each of the four 2007 performance measures resulted in a total weighted payout percentage of 32.6% of target bonus amounts.

Performance Measure	Percentage of Target Payout Based on 2007 Company Performance	Weighting	Weighted Payout Percentage
Earnings-per-share	0%	40%	0%
Noninterest Income	9.2	25	2.3
Noninterest Expense	84.0	25	21.0
Customer Loyalty	92.8	10	9.3
Total Weighted Payout Percentage			32.6%

        Our performance results used to calculate EPS and noninterest expense under the 2007 Leadership Bonus Plan excluded the effects of specific restructuring and non-cash goodwill impairment charges we reported in a Current Report on Form 8-K filed with the SEC on December 10, 2007. These charges were excluded because they were not part of our business plan when we established the 2007 Leadership Bonus Plan and they masked management's achievements in controlling noninterest expense in our operations. If we had not excluded the charges from the calculation, our performance on noninterest expense would have been below threshold, resulting in a weighted payout percentage of 0% for that performance measure and a total weighted payout percentage at 11.6% of target amounts. Excluding the charges from the calculation of EPS performance had no effect on bonus payouts, as EPS performance was below threshold whether or not the charges were excluded.

  2007 Bonus for Chief Executive Officer

        Our CEO, Kerry Killinger, did not accept a bonus for 2007. Our 2007 performance would have resulted in a payout to Mr. Killinger of $1,189,900 (32.6% of his 2007 target bonus of $3,650,000). The other named executives received bonus payouts equal to 32.6% of their target bonuses, other than Ms. Chapman, who received a bonus payout at 100% of target under the terms of her severance agreement which is discussed below. The amount of Mr. Killinger's forgone 2007 bonus will be taken into account in the calculation of his benefits under our Executive Target Retirement Income Plan as though he had received the bonus. Also, as more fully discussed below, Mr. Killinger not accepting a bonus had no effect on the percentage of his 2007 restricted stock awards that is eligible to vest, which is based on our total weighted performance under the 2007 Leadership Bonus Plan performance measures.

  2008 Bonus Plan Design

        The Committee varies the performance measures and the weights assigned to each performance measure from year to year based on current year business objectives. For 2008 bonuses the Committee selected the following performance measures and relative weights which apply to executives and almost 3,000 of our senior managers: net operating profit: 30%, noninterest expense: 25%, depositor and other retail banking fees: 25%, and customer loyalty: 20%. Net operating profit will be calculated before income taxes and excluding the effects of loan loss provisions other than related to our credit card business and expenses related to foreclosed real estate assets. Noninterest expense will be calculated excluding expenses related to business resizing or restructuring and expenses related to foreclosed real estate assets. For each of these performance measures, the Committee established a range of achievement levels from zero to 150% of target. Like the 2007 plan, the 2008 Leadership Bonus Plan bonus payout targets range up to 365% of 2008 base salary, depending on position. In evaluating financial performance, the Committee may adjust results to eliminate the effects of charges for restructurings, discontinued operations, extraordinary items and items of gain, loss or expense determined to be extraordinary or unusual in nature or infrequent in occurrence or related to the disposal of a segment or a business or related to a change in accounting principle.

        The foregoing measures of operating performance are critical to the future growth and profitability of the Company. In selecting and defining the net operating profit performance measure for 2008, a period when the Company was expecting to experience significantly elevated loan loss provision and foreclosed asset expense from its single-family residential mortgage loan portfolio, the Committee was focused on sustaining and growing the Company's top-line revenues and controlling other expenses. Sustaining and growing top-line revenues and controlling other expenses were seen as important to achieving the following objectives: (a) enabling the Company to return to longer-range earnings expectations after these elevated credit costs subside, and (b) helping ensure that the fundamental drivers of the Company's long-term franchise value would not be materially diminished during the period of elevated credit costs in its mortgage loan portfolios. The Committee believed that these objectives would provide a foundation for restoring shareholder value. The Committee also will evaluate executive performance with respect to credit risk management in light of the dislocation in the housing and credit markets and the related impact on our financial results. Accordingly, after the end of 2008, the Committee will exercise its discretion under the 2008 bonus plan to determine the final cash bonus payouts for executive officers by:

  1)
  reviewing and considering performance results for the four pre-established Company performance measures noted above;

  2)
  reviewing other appropriate factors and measures of Company financial performance; in particular, the Committee will subjectively evaluate Company performance in credit risk management and other strategic actions that impact overall corporate profitability; and

  3)
  evaluating each executive's individual performance during 2008 to determine whether it is appropriate to adjust the executive's final bonus payout from the amount that would be payable based solely on the Committee's assessment of Company performance under steps (1) and (2) above.

        The Committee intends for this structure to maintain the Company's longstanding practice of tying annual incentive compensation to achievement of critical corporate operating performance goals. The first step above provides the basis for the Committee to reward executive performance against the four objective performance measures and begins the analysis of determining the appropriate bonus payouts. As a second step the Committee will judge how well our executive management team addressed the challenges in the housing, mortgage and credit markets and the impact of those challenges on our financial results. The Committee considered the unprecedented volatility in the markets, the possibility of further interest rate actions or legislation which would significantly impact our business and financial results, and the need for management to maintain a broad and flexible perspective in responding to the business environment. Therefore, the Committee determined that establishing specific, quantified performance measures for credit risk management and overall profitability in advance presented the risk of setting incentives that, when viewed in retrospect after the end of the year, might be inappropriate or misdirected. Accordingly, the Committee determined that it would be best to evaluate this aspect of performance after the end of the year in light of actual events and market conditions during the year. As a third step the Committee will consider each executive's individual performance in determining the appropriate bonus payout. The Committee remains committed to paying for performance and it will exercise its discretion in alignment with that principle when determining 2008 executive bonuses.

  Long-Term Equity Incentive Compensation

        We design our long-term equity incentive programs to retain named executives and motivate them to create long-term shareholder value. We believe in paying competitively, and to do so, we do not reduce current year equity awards based on value realized from prior awards. By changing the mix of equity vehicles, we can emphasize one or more compensation objectives each year based on business objectives, market conditions and compensation trends. For 2007, we granted three forms of long-term equity incentive compensation, each promoting our objectives in different ways:

  •
  Stock Options.  Stock options enhance retention by vesting over time, and promote the creation of shareholder value by tying the named executives' ultimate realized value to stock price appreciation.

  •
  Restricted Stock.  Restricted stock enhances retention by vesting over time, and promotes the creation of shareholder value by focusing named executives on total shareholder return. In addition, performance criteria associated with vesting helps to drive achievement of our business goals and objectives and makes awards tax deductible under Section 162(m) of the federal tax code.

  •
  Performance Shares.  Performance shares enhance retention due to a three-year performance cycle and promote the creation of shareholder value because they are ultimately issued only if we perform well relative to our peers according to an established performance matrix.

        As in prior years, for 2007 the Committee offered named executives choices for allocating their total equity award among these three vehicles. The performance share component represented 30% of the award in all three choices, with the relative weighting of stock options and restricted stock varying. As in 2006, for 2007 the Committee fixed the performance share component at 30% to allocate the same proportion of each named executive's equity award to the riskiest vehicle. The choices for allocating the remaining 70% of their awards were as follows:

	Choice 1	Choice 2	Choice 3
Restricted Stock	35%	45%	25%
Stock Options	35%	25%	45%
Performance Shares	30%	30%	30%

        When establishing each executive's total long-term equity incentive award, the Committee first sets an aggregate dollar amount for the award. The aggregate dollar amount aligns with our guideline of targeting long-term equity incentive compensation at the 75th percentile of peer companies, except where other factors discussed above lead to a different relative position.

        After determining an award value, we convert the aggregate dollar amount for each award into a number of shares of restricted stock, performance share awards and stock options, as may be applicable from year to year. To convert the stock option award value into a number of stock options, we use an option valuation model which establishes a binomial value per stock option based on a number of factors, such as risk-free interest rate, stock volatility over the term of the option, the length of the option term, dividend yield, the exercise price of the option and the market price of our stock. For 2007, our option valuation model produced a binomial value of $8.08 per stock option, which we used to convert the stock option award value into a number of stock options. We convert the restricted stock award value and performance share award value into a number of shares by dividing the award value by a representative market price of our stock derived over a period prior to the grant date, with a discount factor applied to reflect the risk associated with any applicable performance criteria. For 2007, we used $38.70 per share as the conversion price for restricted stock and $36.87 per share for performance shares. These conversion methodologies allow us to determine the number of shares subject to each form of award before seeking Committee approval, and also to avoid the effects of events impacting our stock price around the actual time of grant.

  Stock Options

        Given our relatively stable business and operating environment in early 2007 when we granted 2007 awards, our compensation objectives for stock options were relatively straightforward: to promote retention and align named executives with shareholders through stock price appreciation over time. Therefore, we awarded 2007 annual stock options with terms consistent with our historical practice. The 2007 options vest in three equal annual installments beginning on the first anniversary of the grant date and have a 10-year term.

  Restricted Stock

        We implemented a number of changes in 2007 to our restricted stock program for named executives. For 2007 awards, dividends payable on restricted stock are reinvested in additional shares that will be subject to the same restrictions and risk of forfeiture as the underlying shares. For previously granted awards, other than employment sign-on awards, quarterly dividends continue to be paid in cash. Also, for 2007 awards, we conditioned vesting on achievement of the Company performance measures used to determine our 2007 bonus payouts under the Leadership Bonus Plan, as described beginning at page 89 above. Therefore, the 2007 restricted stock awards will vest over three years, but only to the extent of the total weighted payout percentage under the 2007 Leadership Bonus Plan. As a result, for named executives other than Ms. Chapman, 67.4% of the 2007 restricted stock awards were forfeited and the remaining 32.6% vest over three years from the date of grant. The following table shows the number of shares each named executive will retain, subject to the three-year vesting schedule, and the number of shares each will forfeit, in each case including dividends accrued since the grant date.

Named Executive	Shares of 2007 Restricted Stock Eligible to Vest	Shares of 2007 Restricted Stock Forfeited
Kerry K. Killinger	46,644	96,435
Thomas W. Casey	16,222	33,539
Stephen J. Rotella	24,351	50,345
James B. Corcoran	6,070	12,550
Ronald J. Cathcart	5,512	11,396
Fay L. Chapman	17,443	0

        Under the terms of our severance agreement with Ms. Chapman, discussed more fully below, the performance conditions applicable to Ms. Chapman's 2007 restricted stock award were waived meaning that 100% of her 2007 award is eligible to vest over the three-year vesting schedule.

  Performance Shares

        In 2007 and prior years, performance shares were a significant component of our executive long-term equity incentive program, with 30% of the value of each named executive's total award being in the form of performance shares. The 2007 performance share awards were stated in terms of a target payout, and the actual payout can range from zero to 250% of target, depending on our performance relative to the performance of our peers. The target payout is at the 60th percentile of the peer group companies, and is payable at 100% of the contingent award. The threshold payout is at the 30th percentile of the peer group companies, and is payable at 25% of the contingent award. There is no payout if our performance is below the 30th percentile of peer group companies. The peer group for this purpose consists of the financial services companies comprising the Standard & Poor's Financial Index at the time of the award, excluding real estate investment trusts and companies that cease to be public companies during the applicable performance cycle. We use this broader peer group for the three-year performance cycle, as opposed to the smaller peer index used to benchmark compensation, because the Committee believes the broader group is a more appropriate benchmark for corporate performance since it encompasses a wider variety of business models and is less influenced by consolidations in the financial services industry and anomalous results of individual companies. A list of the Standard & Poor's Financial Index companies in the peer group for the awards in the 2004-2006 performance cycle, for which performance was measured for possible payout in 2007, is included below.

        We will issue performance shares, if at all, at the end of a three-year period, called a performance cycle. At the end of the performance cycle, earned awards—together with dividends on the earned shares that are reinvested in our common stock—are paid out in unrestricted shares of our common stock (or cash at the discretion of the Committee). For awards made in 2007, the performance cycle is 2007-2009. Over the performance cycle, we measure our performance relative to our peers with respect to earnings-per-share growth, total shareholder return and average return on tangible common equity. Each of the performance measures has equal weight in determining the payout. Towers Perrin evaluates our performance under the performance share program on a quarterly basis. To measure overall performance, the companies in the peer group (including our Company) are stack-ranked for each measure, and then the sum of their rankings on each measure is used to determine final rank. The following schedule sets forth the payout amounts for our relative performance against peers:

Percentile Rank Among Peers for: Earnings-Per-Share Growth, Total Shareholder Return, and Average Return on Tangible Common Equity	Payout as a Percentage of Target
90th or Above	250%
85th	225
80th	200
75th	175
70th	150
60th	100
50th	75
40th	50
30th	25
Below 30th	0

        If our relative ranking falls between stated percentiles, the Committee interpolates to determine the payout percentage. For example, if we rank in the 55th percentile for the aggregate sum of our rankings in each of the three performance measures, the payout would be 87.5% of target.

        The performance shares program reflects our objective to link compensation to performance, as evidenced by the payout of 0% for the performance cycles that ended in 2005, 2006 and 2007.

Standard & Poor's Financial Index Companies in the Performance Share Peer Group for Awards in the 2004-2006 Performance Cycle

ACE Ltd
AFLAC Inc
Allstate Corp (The)
Ambac Financial Group Inc.
American Express Co
American International Group Inc
Ameriprise Financial Inc
Aon Corp.
Bank of America Corp
Bank of New York Co Inc. (The)
BB&T Corp
Bear Stearns Companies Inc (The)
Capital One Financial Corp.
Chicago Mercantile Exchange Holdings Inc.
Chubb Corp (The)
Cincinnati Financial Corp
CIT Group Inc.
Citigroup Inc.
Comerica Inc
Commerce Bancorp Inc.
Compass Bancshares Inc.
Countrywide Financial Corp
E*TRADE Financial Corporation
Federal Home Loan Mortgage Corp.
Federated Investors Inc.
Fifth Third Bancorp
First Horizon National Corp
Franklin Resources Inc
Goldman Sachs Group
Hartford Financial Services Group Inc. (The)
Huntington Bancshares Inc
Janus Capital Group Inc
JPMorgan Chase & Co
KeyCorp
Legg Mason Inc
Lehman Brothers Holdings Inc
Lincoln National Corp
Loews Corp
M&T Bank Corp
Marsh & McLennan Companies Inc.
Marshall & Ilsley Corp
MBIA Inc.
Mellon Financial Corp
Merrill Lynch & Co Inc
Metlife Inc.
MGIC Investment Corp
Moody's Corp.
Morgan Stanley
National City Corp
Northern Trust Corp
PNC Financial Services Group Inc.
Principal Financial Group Inc.
Progressive Corp (The)
Prudential Financial Inc
Regions Financial Corp
Safeco Corp
Schwab (Charles) Corp
SLM Corp
Sovereign Bancorp Inc.
State Street Corp
SunTrust Banks Inc.
Synovus Financial Corp.
T. Rowe Price Group Inc
Torchmark Corp
Travelers Companies Inc (The)
U.S. Bancorp
Unum Group
Wachovia Corp
Washington Mutual Inc
Wells Fargo & Co
XL Capital Ltd
Zions Bancorporation

  Timing of Annual Equity Grants

        Our standard practice is to grant annual equity awards on the second business day following release of year-end earnings. We have followed this practice for several years for two reasons. It ensures that our publicly-reported financial results have been absorbed by the market when the exercise price of stock options, which is always our stock's closing market price on the grant date, is set. It also permits the Committee to consider our final year-end results when approving equity awards.

  2005 Special Restricted Stock Award Based on Five-Year Strategic Plan

        In 2005, the Committee awarded special performance-based restricted stock to certain named executives in order to align the executives' interests with our new five-year strategic plan and enhance retention. Messrs. Killinger, Rotella, Casey and Cathcart and Ms. Chapman received this award. The Committee considered the total compensation package of each executive and how critical their efforts were expected to be in achieving the five-year plan when determining the number of shares to award. Mr. Corcoran did not receive this award because he was not with us in 2005. Between 0% and 100% of these awards will vest shortly after December 31, 2009 depending upon our performance, as measured by our average annualized return on tangible common equity over the period beginning on July 1, 2005 and ending on December 31, 2009. We must achieve a threshold performance of 50% of target for any payout to occur. When final results are known, the payout matrix established at the time of grant will be used to determine the number of shares awarded. Dividends payable on these shares are reinvested in shares of our common stock that have the same restrictions as the underlying restricted shares. We have no current plans to make similar awards in the future.

  2008 Long-Term Equity Incentive Awards

        Due to the significant erosion in shareholder value in the latter half of 2007, providing strong performance-based incentives to our executive officers, including the named executives and particularly the Chief Executive Officer and the Chief Operating Officer, was a primary compensation objective for the 2008 long-term equity incentive awards. Moreover, due to the current unprecedented challenges in the mortgage and credit markets, retaining executive officers and other key employees, including the named executives, also was a primary compensation objective for the awards. In determining the 2008 equity awards, the Committee replaced the performance share component of our long-term equity incentive program with additional stock options. Although performance shares have been used in recent years, including 2007, the Committee concluded that for 2008, the evaluation of Company performance should not be limited to a few discrete criteria but instead that named executives should be motivated to proactively identify and address a wide range of initiatives to restore and create shareholder value through increased stock price. The Committee concluded that stock options with the carefully established vesting terms described below better achieve this objective.

        As discussed below, Mr. Killinger's 2008 award consisted solely of stock options. The 2008 awards made to the other named executives consisted of stock options and restricted stock. Since she is no longer an executive officer, and in accordance with the terms of her severance agreement discussed below, Ms. Chapman did not receive a 2008 equity award.

  2008 Long-Term Equity Incentive Award to Chief Executive Officer

        The Committee's primary compensation objective for Mr. Killinger's 2008 equity award was to provide a strong incentive to restore shareholder value. Accordingly, Mr. Killinger's 2008 equity award consisted entirely of performance-based stock options with vesting terms tied to the price of our common stock achieving certain thresholds. Mr. Killinger's 2008 long-term equity incentive award value is approximately 15% greater than his 2007 award value, which resulted in a grant of 3.2 million stock options. Fifty percent of the stock options will vest upon the later of (i) the third anniversary of the grant date, or (ii) the NYSE-reported trading price of our common stock closing at $26 or more per share for 15 consecutive trading days. The remaining 50% of the stock options will vest upon the later of (i) the fourth anniversary of the grant date, or (ii) the NYSE-reported trading price of our common stock closing at $35 or more per share for 15 consecutive trading days. Vesting may also be accelerated upon other events specified in our Amended and Restated 2003 Equity Incentive Plan and standard form of option award agreement, such as a qualifying change-in-control transaction, a qualifying retirement, death or permanent disability. The stock options have a term of seven years.

  2008 Long-Term Equity Incentive Awards to Other Named Executives

        Each other named executive, other than Ms. Chapman, received a 2008 stock option grant with an award value approximately equal to the aggregate award value of his total 2007 long-term equity incentive award, and a 2008 restricted stock grant in an amount determined by the Committee's assessment of the executive's individual performance and the severity of the retention risk associated with him based in part on the significant decline in the current value of the executive's prior equity awards. The restricted stock will vest in two equal installments on the second and third anniversaries of the grant date, subject to our satisfying one of two 2008 performance conditions established to make the expense associated with the awards tax deductible under Section 162(m) of the Internal Revenue Code.

        As with Mr. Killinger, the Committee wanted to provide Mr. Rotella, President and Chief Operating Officer, with a strong incentive to restore shareholder value. Therefore, Mr. Rotella's stock options were granted on terms identical to Mr. Killinger's, as discussed above. The Committee determined to provide comparable stock price incentives for equity awards to the other named executives receiving awards, and also placed a greater emphasis on the retention objective for those equity awards. Therefore, stock options granted to Messrs. Casey, Corcoran and Cathcart were granted with stock price vesting terms similar to those under the options granted to Messrs. Killinger and Rotella, except that the options granted to Messrs. Casey, Corcoran and Cathcart will vest 100% on the earlier of (i) the third anniversary of the grant date or (ii) the NYSE-reported trading price of our common stock closing at $26 or more per share for 15 consecutive trading days, and likewise are subject to accelerated vesting upon certain other events specified in our Amended and Restated 2003 Equity Incentive Plan and standard form of option award agreement.

        The number of stock options and shares of restricted stock awarded to named executives in 2008 is significantly higher than the number awarded in recent years due primarily to the low valuation per option and restricted share, respectively, resulting from the current relatively low market price of our common stock and, for the stock option grants, the shift in the mix of equity award components in favor of stock options as a replacement for performance shares for a significantly higher percentage of the total award value. Higher overall award values also increased the number of stock options and shares of restricted stock awarded to named executives in 2008.

  Perquisites

        We eliminated Company-paid perquisites for our executive officers at the end of 2006. For security reasons and to increase his efficiency, our Board of Directors continues to encourage Mr. Killinger to use our aircraft for business-related and personal transportation. However, beginning in 2007, Mr. Killinger reimburses us for our aggregate incremental cost of his personal use of corporate aircraft.

  Post-Employment Arrangements

        We provide several post-employment arrangements that reflect our goal to provide competitive retirement packages. These arrangements also help us attract and retain top executive talent and focus our named executives on long-term performance by mitigating possible concerns over industry consolidation. In the past several years, we have been able to attract experienced executives both nationally and internationally, and we believe our post-termination arrangements have been an important recruiting and retention tool.

        We maintain several retirement plans in addition to our tax-qualified, broad-based WaMu Pension Plan and WaMu Savings (401(k)) Plan. The other retirement plans in which named executives participate are the Supplemental Employees' Retirement Plan (the "SERP"), the Supplemental Executive Retirement Accumulation Plan (the "SERAP"), and the Executive Target Retirement Income Plan (the "ETRIP"). In addition, we maintain a deferred compensation plan that is available to named executives and other highly compensated employees. Each of our retirement plans is described in detail beginning at page 114.

  Nonqualified Retirement Plans

        As we have grown, our executive retirement plan program has evolved to remain competitive with an increasingly higher caliber of peer companies in the financial services sector. As a result, named executives continue to participate in one or more executive retirement plans, in addition to the broad-based WaMu Pension Plan and WaMu Savings Plan.

        The SERP is an excess plan that makes up for WaMu Pension Plan limitations imposed by the Internal Revenue Code ($225,000 in 2007). In general, the provisions contained in this plan mirror the

WaMu Pension Plan, including benefit accrual rates. The SERAP was an existing executive program, which we limited to lower-level executives when we implemented the ETRIP on January 1, 2004. Because participants had vested contractual rights under the SERAP, we did not eliminate current balances for those eligible to participate in the SERAP at that time. However, to prevent plan participants from receiving duplicate retirement benefits, the ETRIP provides for an offset for benefits under the WaMu Pension Plan, the SERP and the SERAP, and Company contributions under the WaMu Savings Plan. As a result, the ETRIP generally establishes the maximum retirement benefit payable to the named executives, although that benefit amount may be paid in part through the other plans mentioned. The ETRIP, SERP and SERAP are more fully described beginning at page 115.

  Executive Target Retirement Income Plan Amendments

        The Committee recently asked Towers Perrin for a comprehensive review of executive retirement plans. The results of the review indicated that the aggregate benefits payable under our executive retirement plans could be somewhat greater than our peers provide. As a result, in January 2008 the Committee approved amendments to the ETRIP to exclude from participation new named executives hired or otherwise made eligible after December 31, 2007. While the Committee does not establish a competitive market target for retirement plans and it is often difficult to gauge exact comparisons of retirement benefits, by person, due to age and service factors inherent in retirement plans, in its review the Committee determined that the ETRIP may provide a greater level of retirement benefits relative to our peers than was originally intended. As a result, the Committee approved an amendment to the plan providing that, effective December 31, 2012, participants will cease to accrue employment service credits for benefits and vesting purposes, except in the case of a change-in-control, in which case participants would receive an additional three years of service credit as they would before the amendments. In connection with this amendment, the Committee also approved other amendments affecting the benefit calculation formula which are intended to mitigate erosion of current benefits. Effective December 31, 2012, benefits for each participant no longer will be reduced by (i) future Company contributions or credits the participant receives under our other general and executive retirement benefit plans and the WaMu Savings Plan, or (ii) the effects of decreases in base salary and bonus during the five-year measurement period.

  Deferred Compensation Plan

        We also sponsor an unsecured non-qualified plan known as the Deferred Compensation Plan, which allows named executives and certain other highly compensated employees to defer all or a portion of their base salary, bonus, stock option gains, earned performance shares and vested shares of restricted stock. Balances in the plan receive earnings accrual credits from among several plan options, all of which are described at page 119. Other than earnings accruals, all credits to the Deferred Compensation Plan represent an executive's compensation previously earned and deferred; we do not provide any matching or similar credits other than dividend equivalents for balances with earnings accrual credits based on the phantom stock method. The plan was designed to allow named executives to defer some of their current income to help them with tax planning, and to help us attract and retain top named executives by providing retirement benefits that are competitive within our peer group. As more fully explained at page 119, in 2007 we allowed participants to make a one-time election to accelerate distributions of previously deferred compensation under the transition rules of Internal Revenue Code Section 409A. Distributions as a result of these elections will begin in July 2008.

  Employment, Change-in-Control and Severance Arrangements

  Employment and Change-in-Control Arrangements

        We provide named executives with agreements that provide for certain specified benefits upon a change-in-control of the Company. These agreements are very useful tools that help us attract and retain our key employees, including the named executives. Such agreements were put in place at various times and reflect a variety of different considerations. We have provided these change-in-control agreements primarily as a result of the Committee's and its consultant's periodic assessments of compensation practices in the financial services industry, and in recognition that they are particularly necessary in an industry such as ours where there has been considerable consolidation. Detailed information about these agreements, including a description of payout amounts under a hypothetical change-in-control or termination of the named executives as of the last business day of 2007, is included beginning at page 120.

        Given the state of our industry and their unique positions with our Company, Messrs. Killinger and Rotella have employment agreements that provide benefits upon termination under certain circumstances before and after a change-in-control. Mr. Killinger's employment agreement was negotiated in 1998 when our Board of Directors determined that due to consolidations in the industry, change-in-control protection was appropriate for both our Company and Mr. Killinger. We believe Mr. Killinger's arrangement was consistent with market practices as they existed at that time and as are still common in both the financial services industry and among other large companies. Mr. Rotella's employment agreement, negotiated and signed in 2004, is similar to Mr. Killinger's arrangement. The Committee concluded that Mr. Rotella's employment agreement was necessary to attract and retain the caliber of executive talent found at his level. Messrs. Killinger's and Rotella's agreements were both designed to protect our Company's and the executive's interests, and to help us maintain a high level of stability within our executive ranks.

        Each of the other named executives other than Ms. Chapman has our standard executive change-in-control agreement which provides benefits only upon a change-in-control. Ms. Chapman's change-in-control agreement was superseded by her severance agreement, discussed below. The change-in-control arrangements for other named executives are similar to those provided in the employment agreements for Messrs. Rotella and Killinger. The Committee believes that it is important for all top executives to have similar change-in-control protection to ensure the same level of focus and commitment during a potential change-in-control, without concern for their own financial situation and personal career opportunities should such an event occur.

        Equity acceleration upon a change-in-control is a common practice within and outside the financial services industry. Equity compensation is an important tool in our compensation portfolio, and allowing vesting upon a change-in-control ensures that named executives' interests are aligned with those of our shareholders.

        As described at page 120, the ETRIP has an acceleration feature upon a change-in-control, providing an additional three years of service credit and additional vesting credit. We designed the plan in this manner under the assumption that the executive would lose the ability to earn retirement credits under this plan if a change-in-control occurred.

  Executive Severance Plan

        In January 2008, the Committee approved the material terms of a severance plan for executive officers other than Mr. Killinger and Mr. Rotella, whose severance benefits are determined by their employment agreements. The new severance plan entitles each covered executive to a cash payment if we terminate his or her employment for any reason other than cause (as defined in the covered executive's existing change-in-control agreement) equal to 1.5 times the sum of (i) the executive's base salary plus (ii) the higher of (A) the executive's target bonus for the current year or (B) the executive's actual bonus for the prior year. No benefits under the severance plan will be paid to any covered executive who becomes entitled to benefits under his or her change-in-control agreement. The Committee took this action to promote retention of covered named executives and to provide them with severance protection at a standardized level. Messrs. Casey, Corcoran and Cathcart are included in the group of covered executives under the plan. Because she is no longer an executive officer, Ms. Chapman is not eligible for benefits under the plan.

  Agreement with Fay L. Chapman

        We entered into a severance and mutual release agreement with Ms. Chapman, our former Chief Legal Officer, in connection with her upcoming retirement from the Company on June 30, 2008. Ms. Chapman ceased serving as Chief Legal Officer and an executive officer in December 2007. Under the severance agreement, we will pay Ms. Chapman a base salary through June 30, 2008 at the annualized rate of $1,062,000. Effective July 1, 2008, we will enter into a two-year consulting arrangement with her under which we will pay her an aggregate of $2,650,000. Under the severance agreement, the performance criteria associated with her 2005 and 2007 annual restricted stock grants were removed and we agreed to pay Ms. Chapman her full 2007 target bonus of $310,000. We entered into the severance agreement in order (i) to ensure Ms. Chapman's availability to assist us in transitioning to an interim and permanent successor to her as Chief Legal Officer, (ii) to assist us with a number of significant litigation and other matters we currently face and others that may arise in the future, (iii) to acknowledge her long service to our Company which included over 10 years as a senior executive and a similar period of time before that representing us as outside counsel, and (iv) to assist Ms. Chapman in her transition to retirement.

Other Policies and Considerations

  Executive Stock Ownership Guidelines

        We further align the interests of named executives and shareholders through executive stock ownership guidelines. The following table shows the guidelines applicable to each named executive, as a multiple of base salary. Ms. Chapman no longer is subject to the guidelines since she no longer is an executive officer.

Named Executive	Stock Ownership Guideline
Kerry K. Killinger	10x base salary
Thomas W. Casey	4x base salary
Stephen J. Rotella	4x base salary
James B. Corcoran	4x base salary
Ronald J. Cathcart	3x base salary
Fay L. Chapman	N/A

        Named executives can use shares of unvested restricted stock to satisfy the guidelines, and can also use amounts deferred under the Deferred Compensation Plan to the extent that those balances are invested in the plan's earnings method based on our stock price. We give newly hired named executives a five-year period to satisfy the guidelines. All named executives have either exceeded their ownership requirements or are within the five-year period for satisfying them.

  Recovery of Equity Awards and Related Gains

        We maintain claw-back provisions within our standard form stock option and restricted stock award agreements for awards made in 2006 and beyond. These agreements also contain provisions assigning intellectual property rights to us. In accordance with these provisions, named executives who violate employee non-solicitation obligations will forfeit all of their outstanding equity awards whether or not they have vested, as of the date of the violation or the date of our discovery of the violation. In addition, the named executives would be required to forfeit any gains realized on our stock or options obtained under these awards if the gain is realized during the 12 months preceding the violation. We first implemented these provisions in 2006 to protect our intellectual property and human capital and to help ensure that the named executives act in our best interests and the best interests of our shareholders.

  Tax and Accounting Effects

        We consider the tax and accounting treatment of the various components and levels of executive compensation. These considerations generally are not primary factors underlying compensation decisions; however, we balance primary compensation objectives with our desire to put the Company in the best possible position with respect to tax and accounting treatment. In particular, we generally pay compensation to named executives that is "performance-based" and therefore deductible under Section 162(m) of the Internal Revenue Code. For this reason, we have not increased Mr. Killinger's base salary since 1999. However, we will pay non-deductible compensation when appropriate to achieve our compensation objectives. We believe the stock options and performance shares we awarded in 2007 will qualify as performance-based compensation under Section 162(m).

Report of the Human Resources Committee

        The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with Company management. Based on such review and discussions, the Human Resources Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

HUMAN RESOURCES COMMITTEE James H. Stever, Chair Stephen E. Frank Charles M. Lillis Phillip D. Matthews Margaret Osmer McQuade

2007 Summary Compensation Table

        The following table shows all 2007 compensation we paid to our Chief Executive Officer, Chief Financial Officer, three most highly paid persons serving as executive officers at the end of 2007 and one former executive officer, Fay L. Chapman, who is also included under SEC rules because she would have been among the three most highly paid other executive officers but for the fact that she ceased serving as an executive officer before December 31, 2007. All individuals listed in the following table are referred to in this Proxy Statement as the "named executives." Annual Compensation includes amounts deferred at the named executive's election. The following table also includes 2006 compensation for Messrs. Killinger, Casey, Rotella and Corcoran, but does not include 2006 compensation for Mr. Cathcart or Ms. Chapman in accordance with SEC guidance because they were not named executives in 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqual. Deferred Comp. Earnings ($)	All Other Compensation ($)	Total ($)
Kerry K. Killinger Chairman and Chief Executive Officer	2007 2006	1,000,000 1,000,000	— —	669,104 2,251,139	3,183,914 5,148,464	— 4,074,000	— 1,270,684	397,752 501,572	5,250,770 14,245,859
Thomas W. Casey Executive Vice President and Chief Financial Officer	2007 2006	672,000 620,000	— —	189,338 878,838	958,902 1,517,087	391,200 1,356,060	130,053 97,613	99,153 95,983	2,440,646 4,565,581
Stephen J. Rotella President and Chief Operating Officer	2007 2006	922,000 900,000	— —	(354,332 2,126,040)	2,020,610 1,514,458	912,800 3,142,800	262,861 639,692	162,592 130,004	3,926,531 8,452,994
James B. Corcoran Executive Vice President and President, Retail Banking	2007 2006	622,000 345,769	— 1,500,000	402,038 136,183	365,988 135,691	277,100 931,200	158,565 149,174	756,816 102,483	2,582,506 3,300,500
Ronald J. Cathcart Executive Vice President and Chief Enterprise Risk Officer	2007	592,000	—	389,124	451,971	153,220	107,623	268,046	1,961,984
Fay L. Chapman Former Senior Executive Vice President and Chief Legal Officer	2007	752,000	310,000	1,174,079	719,249	—	379,484	61,572	3,086,384

  Salary

        The Human Resources Committee established 2007 base salaries for our named executives in January 2007. As discussed above, Mr. Killinger did not receive a base salary increase in 2007 in order to maintain the tax deductibility of the full amount of his salary under Section 162(m) of the Internal Revenue Code. All other named executives received base salary increases of $22,000 to replace the value of Company-paid perquisites which we no longer provided as of January 1, 2007. In addition, Mr. Casey and Ms. Chapman received 2007 base salary increases of 4.8% and 4.2%, respectively, in recognition of the increasing complexity of each executive's role. Mr. Corcoran joined our Company in May 2006, so the 2006 salary reported for him represents only a partial year.

  Bonus

        Under the terms of our severance agreement with Ms. Chapman, discussed at page 101 above, we waived Company performance criteria applicable to her 2007 bonus payout under the Leadership Bonus Plan. As a result, she received 100% of her target bonus payout for 2007. Because the performance criteria were waived, we report this amount in the table as "Bonus" rather than

"Non-Equity Incentive Plan Compensation". The 2006 amount shown for Mr. Corcoran was a cash signing bonus we paid him upon hire.

  Stock Awards and Option Awards

        These columns reflect the dollar amount recognized for financial statement reporting purposes, in accordance with applicable SEC rules and guidance and FAS 123R, for shares of unvested restricted stock and outstanding performance share awards and for stock options held by the named executives, which may include amounts from awards made in and prior to the years shown. The fair value of our restricted stock is based on the market value of our common stock on the applicable measurement date for accounting purposes. For additional information on the valuation of our 2007 restricted stock and performance share awards, and regarding significant factors, assumptions and methodologies used in determining the fair value of our stock options, see Note 21 to the Washington Mutual, Inc. and Subsidiaries Consolidated Financial Statements contained in the Company's Form 10-K for the year-ended December 31, 2007, as supplemented for stock options by the table at page 107. Any amounts realized by the named executives on stock option awards will depend upon whether the options vest and our stock price at the time of exercise.

        Amounts shown in the Stock Awards column for Messrs. Killinger, Casey and Rotella include the effects of reversals of previously recorded expenses in the amounts of $2,121,214, $521,964 and $1,276,130, respectively, reported as 2006 compensation in the Summary Compensation Table included in our definitive proxy statement filed with the SEC on March 19, 2007. The expenses were reversed because vesting of prior restricted stock and performance share awards was conditioned on achieving certain corporate performance criteria which we did not fully achieve. In accordance with SEC guidance, we did not include the effects of expense reversals for Mr. Cathcart or Ms. Chapman because the previous expense was not reported in a prior year's Summary Compensation Table.

  Non-Equity Incentive Plan Compensation

        This column represents the cash bonuses paid to the named executives for 2007 performance pursuant to our Leadership Bonus Plan. Mr. Killinger did not accept a bonus for 2007.

  Change in Pension Value and Nonqualified Deferred Compensation Earnings

        As indicated in the following table, this column represents: (i) the actuarial increase or decrease in the present value of the named executives' benefits under the WaMu Pension Plan and the ETRIP determined using interest rate and mortality rate assumptions consistent with those used in our financial statements; and (ii) above-market interest for 2007 on balances in our Deferred Compensation Plan and Mr. Killinger's and Ms. Chapman's SERAP benefit. In accordance with applicable SEC regulations, interest is above market if it is paid at a rate that exceeds the Benchmark Rate, which is 120% of the applicable federal long-term rate. The annual interest rate we paid under these plans, including the Deferred Compensation Plan's interest method of earnings, was 5.83%, which in each case was lower than the Benchmark Rate of 6.27%. During 2007, the Deferred Compensation Plan's earnings rate for the interest method of earnings and the interest rate paid under the SERAP was based on a rate comparable to our unsecured junior debt with a ten-year maturity. The present value of Mr. Killinger's benefits under the ETRIP decreased due to a significant decrease in his average earnings used to calculate his ETRIP benefit. In accordance with SEC guidance, although the value for

Mr. Killinger is a negative number, we included zero in this column of the Summary Compensation Table and for purposes of calculating Mr. Killinger's total compensation as reported in the table.

Name	WaMu Pension Plan Actuarial Increase ($)	ETRIP Actuarial Increase/Decrease ($)	Deferred Compensation Plan Above-Market Interest ($)	SERAP Above-Market Interest ($)	Total ($)
Kerry K. Killinger	33,841	(749,170)	—	—	(715,329)
Thomas W. Casey	8,498	121,555	—	—	130,053
Stephen J. Rotella	8,925	253,936	—	—	262,861
James B. Corcoran	8,169	150,396	—	—	158,565
Ronald J. Cathcart	8,591	99,032	—	—	107,623
Fay L. Chapman	14,763	364,721	—	—	379,484

  All Other Compensation

        The amount of 2007 All Other Compensation reported for each named executive in the Summary Compensation Table above consisted of the following:

Name	Perquisites and Other Personal Benefits ($)(1)	Relocation ($)(2)	Tax Payments ($)(3)	Company Credits to SERP ($)(4)	Other ($)(5)	Total ($)
Kerry K. Killinger	—	—	832	387,920	9,000	397,752
Thomas W. Casey	—	—	—	90,153	9,000	99,153
Stephen J. Rotella	—	—	—	153,592	9,000	162,592
James B. Corcoran	—	493,070	251,306	3,440	9,000	756,816
Ronald J. Cathcart	—	221,842	1,572	35,632	9,000	268,046
Fay L. Chapman	—	—	—	52,572	9,000	61,572

(1)
We eliminated Company-paid perquisites and personal benefits as of January 1, 2007. As a result, no named executive had any perquisites or personal benefits in 2007 in an amount required to be reported under SEC rules. Mr. Killinger continues to have access to Company aircraft for personal use but reimbursed the Company for our aggregate incremental cost related to his personal use in 2007.

(2)
The amounts in this column represent Company-paid moving and relocation expenses. This includes our direct payment of costs incurred for travel, temporary housing and shipment of household goods. We paid these amounts under our management-level relocation plan and related procedures.

(3)
The amount in this column for Mr. Killinger represents our payment of his tax liability for the value of gifts received by attendees, including Mr. Killinger and his spouse, of an employee recognition event we held in 2007. The amount in this column for Mr. Corcoran represents Company payments for taxes related to the relocation expenses disclosed in the table. The amount in this column for Mr. Cathcart represents our payment of tax liabilities related to his receipt of gifts at the same employee recognition event as Mr. Killinger, and related to the relocation expenses disclosed in the table. The tax payments related to relocation expenses differed significantly for Mr. Corcoran as compared to Mr. Cathcart because all of the relocation expenses shown in the table for Mr. Corcoran were taxable to him, but almost none of the relocation expenses shown for Mr. Cathcart were taxable to him.

(4)
The amounts in this column represent amounts credited to the accounts of each named executive during 2007 under the SERP. This plan is described beginning at page 120.

(5)
The amounts in this column represent the Company's matching contributions under the WaMu Savings (401(k)) Plan.

Grants of Plan-Based Awards in 2007

        The table below shows all plan-based awards we granted to named executives during 2007.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Numbers of Securities Underlying Options (#)		Grant Date Fair Value of Stock and Option Awards ($)
Exercise or Base Price of Option Awards ($/Sh.)
HR Committee Approval Date
Name		Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Kerry K. Killinger	— 1/16/07 1/16/07 1/16/07	— 1/19/07 1/19/07 1/19/07	0 — — —	3,650,000 — — —	5,475,000 — — —	— 23,400 — —	— 93,600 — —	— 234,000 133,700 —	— — — 355,800	— — — 44.67	— 4,148,352 5,972,379 2,846,400
Thomas W. Casey	— 1/16/07 1/16/07 1/16/07	— 1/19/07 1/19/07 1/19/07	0 — — —	1,200,000 — — —	1,800,000 — — —	— 8,125 — —	— 32,500 — —	— 81,250 46,500 —	— — — 123,800	— — — 44.67	— 1,440,400 2,077,155 990,400
Stephen J. Rotella	— 1/16/07 1/16/07 1/16/07	— 1/19/07 1/19/07 1/19/07	0 — — —	2,800,000 — — —	4,200,000 — — —	— 12,200 — —	— 48,800 — —	— 122,000 69,800 —	— — — 185,600	— — — 44.67	— 2,162,816 3,117,966 1,484,800
James B. Corcoran	— 1/16/07 1/16/07 1/16/07	— 1/19/07 1/19/07 1/19/07	0 — — —	850,000 — — —	1,275,000 — — —	— 3,050 — —	— 12,200 — —	— 30,500 17,400 —	— — — 46,400	— — — 44.67	— 540,704 777,258 371,200
Ronald J. Cathcart	— 1/16/07 1/16/07 1/16/07	— 1/19/07 1/19/07 1/19/07	0 — — —	470,000 — — —	705,000 — — —	— 3,550 — —	— 14,200 — —	— 35,500 15,800 —	— — — 75,800	— — — 44.67	— 629,344 705,786 606,400
Fay L. Chapman	— 1/16/07 1/16/07 1/16/07	— 1/19/07 1/19/07 1/19/07	0 — — —	310,000 — — —	465,000 — — —	— 2,850 — —	— 11,400 — —	— 28,500 16,300 —	— — — 43,300	— — — 44.67	— 505,248 728,121 346,400

        The plan-based awards compensation reported in the Summary Compensation Table and the Grants of Plan-Based Awards Table above consisted of the following types of awards. For additional information on each type of award described below, see the "Annual Incentive Bonus" and "Long-Term Equity Incentive Compensation" sections of the Compensation Discussion and Analysis beginning at page 89.

Non-Equity Incentive Plan Compensation

        Non-Equity Incentive Plan Compensation amounts represent the threshold (0%), target (100%) and maximum (150%) amounts of cash bonuses that were payable to our named executives for 2007 performance under our Leadership Bonus Plan. The 2007 Leadership Bonus Plan is discussed and analyzed beginning at page 89. We paid awards for 2007 performance in January 2008 at 32.6% of the target amounts reported in the table, other than for Mr. Killinger, who did not accept a bonus, and Ms. Chapman, who received 100% of her target bonus under the terms of her severance agreement described at page 101. The cash payout for each other named executive based on this percentage is reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table at page 103.

Estimated Future Payouts Under Equity Incentive Plan Awards

        The awards reported in these columns with threshold (25%), target (100%) and maximum (250%) number of shares of our common stock represent shares that potentially may be issued as future payouts for the performance share awards made to the named executives as part of our 2007 annual equity awards in January 2007 for the 2007-2009 performance cycle. Performance share awards are discussed and analyzed beginning at page 94. Performance share awards are contingent performance awards paid out, in either cash or shares of our common stock at our discretion, at the end of a three-year period only to the extent of our achievement of specified performance measures. There is no payout if our performance is below the 30th percentile of peer group companies. Performance share awards earn dividend equivalents that are accrued in the form of additional performance shares paid in our common stock, or cash at our election, when and to the extent the related performance shares are paid.

        The awards reported with only a maximum number of shares represent annual restricted stock awards granted to the named executives in January 2007 under our Amended and Restated 2003 Equity Incentive Plan as part of our annual equity awards. The general terms of our annual restricted stock awards are discussed and analyzed beginning at page 94. As discussed at page 94, for all named executives other than Ms. Chapman, only 32.6% of these shares are eligible to vest over the three-year vesting schedule due to our results under the 2007 Leadership Bonus Plan performance measures. 100% of the shares we granted to Ms. Chapman are eligible to vest under the terms of our severance agreement with her.

  All Other Option Awards

        The amounts reported in this column represent annual stock option grants made to the named executives in January 2007 as part of our annual equity awards. The grant date differs from the approval date reported in the table because we grant annual stock options on the second business day after the public release of our year-end financial results. We granted the awards under our Amended and Restated 2003 Equity Incentive Plan, which expressly prohibits re-pricing of stock options without shareholder approval. Stock options generally expire ten years after the grant date. The expiration period is accelerated if the holder's employment with us terminates under certain circumstances.

Option Awards FAS 123R Valuation

        The Option Awards column in the Summary Compensation Table at page 103 includes expense related to stock option awards granted to the named executives on the following dates: January 21, 2005; December 15, 2005, January 20, 2006; June 15, 2006 and January 19, 2007. The Option Awards column in the Director Compensation Table at page 136 includes expense related to stock option awards granted to non-employee directors on January 20, 2006 and January 19, 2007. The significant factors and assumptions used in determining the fair value of these stock options is reported in the following table:

Significant Factors and Assumptions	Options Granted to Non-Employee Directors and Messrs. Killinger, Casey Rotella and Ms. Chapman on 1/21/05	Options Granted to Mr. Cathcart on 12/15/05	Options Granted to Non-Employee Directors and to Messrs. Killinger, Casey and Rotella and Ms. Chapman on 1/20/06	Options Granted to Mr. Corcoran on 6/15/06	Options Granted to all Named Executives and Non-Employee Directors on 1/19/07
Grant Date Fair Value($)	10.71	11.16	8.68	8.96	8.00
Dividend Yield(%)	4.20	4.15	4.70	4.70	4.70
Expected Volatility(%)	31.00	29.08	25.50	24.80	21.90
Risk Free Interest Rate(%)	3.84	4.41	4.28	5.02	4.72
Expected Life (in Years)	7.0	7.0	6.2	6.2	6.3

Outstanding Equity Awards at the End of 2007

        This table shows the equity awards that have been previously awarded to each of the named executives and which remained outstanding as of December 31, 2007.

	Option Awards(1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(12)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(13)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(14)
Kerry K. Killinger	580,442 774,105 795,001 1,200,000 900,000 760,000 178,666 152,966 —	— — — — — — 89,334 305,934 355,800	(2) (3) (4)	21.92 16.96 33.42 30.79 36.53 39.53 42.17 43.33 44.67	12/15/08 12/21/09 12/19/10 12/18/11 12/17/12 12/16/13 1/21/15 1/20/16 1/19/17	65,534	(7)	891,918	249,612	3,397,213
Thomas W. Casey	147,171 147,263 230,000 60,599 37,033 —	— — — 30,301 74,067 123,800	(2) (3) (4)	35.34 36.53 39.53 42.17 43.33 44.67	10/22/12 12/17/12 12/16/13 1/21/15 1/20/16 1/19/17	28,600	(7)	389,246	99,382	1,352,584
Stephen J. Rotella	163,666 77,766 —	81,834 155,534 185,600	(2) (3) (4)	42.17 43.33 44.67	1/21/15 1/20/16 1/19/17	97,844	(8)	1,331,652	131,771	1,793,407
James B. Corcoran	27,777 —	55,556 46,400	(5) (4)	43.67 44.67	6/15/16 1/19/17	12,550	(9)	170,804	9,120	124,127
Ronald J Cathcart	46,666 —	23,334 75,800	(6) (4)	44.18 44.67	12/15/15 1/19/17	6,344	(10)	86,340	30,693	417,735
Fay L. Chapman	117,008 130,000 95,000 24,999 12,966 —	— — — 12,501 25,934 43,300	(2) (3) (4)	33.42 36.53 39.53 42.17 43.33 44.67	12/19/10 12/17/12 12/16/13 1/21/15 1/20/16 1/19/17	33,643	(11)	457,886	42,721	581,439

(1)
All option amounts in this table have been adjusted to reflect past stock-splits.

(2)
These options were granted on January 21, 2005 and vest in one-third increments on each of the first three anniversaries of the date of grant.

(3)
These options were granted on January 20, 2006 and vest in one-third increments on each of the first three anniversaries of the date of grant.

(4)
These options were granted on January 19, 2007 and vest in one-third increments on each of the first three anniversaries of the date of grant.

(5)
This option was granted on June 15, 2006 and vests in one-third increments on each of the first three anniversaries of the date of grant.

(6)
This option was granted on December 15, 2005 and vests in one-third increments on each of the first three anniversaries of the date of grant.

(7)
These shares were issued on January 20, 2006 and vest in one-third increments on each of the first three anniversaries of the date of issuance.

(8)
33,334 of these shares were issued on January 20, 2006 and vest in one-third increments on each of the first three anniversaries of the date of issuance. 64,510 of these shares were issued on January 10, 2005 and vest on January 31, 2010.

(9)
These shares were issued on June 15, 2006 and vest in one-third increments (including accrued dividend shares) on each of the first three anniversaries of the date of issuance.

(10)
These shares were issued on December 15, 2005 and vest in one-third increments (including accrued dividend shares) on each of the first three anniversaries of the date of issuance.

(11)
6,200 of these shares were issued on January 28, 2005 and vested on January 28, 2008; 10,000 and 17,443 of these shares were issued on January 20, 2006 and January 19, 2007, respectively, and vest in each case in one-third increments on each of the first three anniversaries of the date of issuance.

(12)
The values contained in this column were calculated by multiplying the number of shares by $13.61, which was the closing price of our common stock reported on the NYSE on December 31, 2007.

(13)
This column includes: (i) the threshold amounts of 5-year performance restricted stock (referred to as "5-Year RS" in the table below) and all accrued dividend shares through the end of 2007; (ii) the threshold amounts of performance share awards (referred to as "PSAs" below) for the 2005-2007, 2006-2008 and 2007-2009 performance cycles; (iii) unvested shares from the 2005 annual restricted stock award (referred to as "2005 RS" below) that were eligible to vest as of December 31, 2007 based on our performance under applicable performance criteria; and (iv) unvested shares from the 2007 annual restricted stock award (referred to as "2007 RS" below) that are eligible to vest based on our performance under applicable performance criteria, as discussed at page 94. Under the terms of her severance agreement discussed at page 101, the remaining performance criteria for the 2005 RS and 2007 RS awards were waived for Ms. Chapman, and those shares are reported with other non-performance based stock awards. The restricted stock and performance share awards reported in this column vest to the extent of our achievement of applicable performance measures on the applicable dates in the following table. The performance criteria for the 2007 RS, PSAs and 5-Year RS are discussed beginning at page 94.

  Performance Share Awards and Performance Restricted Stock Vesting Terms

Name	Type of Award	Reported Amount	Shares or Awards not Vested	Vesting Dates
Kerry K. Killinger	2005-2007 PSA	Threshold	24,250	Pays out in 2008 depending on Company performance after 2005-2007 results are compared with peers. The payout amount was zero.
	2006-2008 PSA	Threshold	23,100	Pays out in 2009 depending on Company performance after 2006-2008 results are compared with peers.
	2007-2009 PSA	Threshold	23,400	Pays out in 2010 depending on Company performance after 2007-2009 results are compared with peers.
	5-Year RS	Threshold	87,968	Vest after the performance period ends on December 31, 2009 to the extent of the Company's achievement of specified performance measures.
	2005 RS	Target	44,250
				Remaining unvested shares were eligible to vest on January 28, 2008 to the extent of our achievement of specified performance measures. We did not meet the performance criteria, thus the payout amount was zero.
	2007 RS	Target	46,644	These shares are eligible to vest in equal annual installments on January 18, 2008, January 19, 2009 and January 19, 2010.
Thomas W. Casey	2005-2007 PSA	Threshold	8,225	Pays out in 2008 depending on Company performance after 2005-2007 results are compared with peers. The payout amount was zero.
	2006-2008 PSA	Threshold	7,825	Pays out in 2009 depending on Company performance after 2006-2008 results are compared with peers.
	2007-2009 PSA	Threshold	8,125	Pays out in 2010 depending on Company performance after 2007-2009 results are compared with peers.

	5-Year RS	Threshold	43,984	Vest after the performance period ends on December 31, 2009 to the extent of the Company's achievement of specified performance measures
	2005 RS	Target	15,000
				Remaining unvested shares were eligible to vest on January 28, 2008 to the extent of our achievement of specified performance measures. We did not meet the performance criteria, thus the payout amount was zero.
	2007 RS	Threshold	16,222	These shares are eligible to vest in equal annual installments on January 18, 2008, January 19, 2009 and January 19, 2010.
Stephen J. Rotella	2005-2007 PSA	Threshold	12,325	Pays out in 2008 depending on Company performance after 2005-2007 results are compared with peers. The payout amount was zero.
	2006-2008 PSA	Threshold	11,750	Pays out in 2009 depending on Company performance after 2006-2008 results are compared with peers.
	2007-2009 PSA	Threshold	12,200	Pays out in 2010 depending on Company performance after 2007-2009 results are compared with peers.
	5-Year RS	Threshold	58,645	Vest after the performance period ends on December 31, 2009 to the extent of the Company's achievement of specified performance measures.
	2005 RS	Target	12,500
				Remaining unvested shares were eligible to vest on January 28, 2008 to the extent of our achievement of specified performance measures. We did not meet the performance criteria, thus the payout amount was zero.
	2007 RS	Threshold	24,351	These shares are eligible to vest in equal annual installments on January 18, 2008, January 19, 2009 and January 19, 2010.
James B. Corcoran	2007-2009 PSA	Threshold	3,050	Pays out in 2010 depending on Company performance after 2007-2009 results are compared with peers.

	2007 RS	Threshold	6,070	These shares are eligible to vest in equal annual installments on January 18, 2008, January 19, 2009 and January 19, 2010.
Ronald J. Cathcart	2006-2008	Threshold	2,600	Pays out in 2009 depending on Company performance after 2006-2008 results are compared with peers.
	2007-2009	Threshold	3,550	Pays out in 2010 depending on Company performance after 2007-2009 results are compared with peers.
	5-Year RS	Threshold	19,031	Vest after the performance period ends on December 31, 2009 to the extent of the Company's achievement of specified performance measures
	2007 RS	Target	5,512	These shares are eligible to vest in equal annual installments on January 18, 2008, January 19, 2009 and January 19, 2010.
Fay L. Chapman	2005-2007	Threshold	3,400	Pays out in 2008 depending on Company performance after 2005-2007 results are compared with peers. The payout amount was zero.
	2006-2008	Threshold	2,750	Pays out in 2009 depending on Company performance after 2006-2008 results are compared with peers.
	2007-2009	Threshold	2,850	Pays out in 2010 depending on Company performance after 2007-2009 results are compared with peers.
	5-Year RS	Threshold	33,721	Vest after the performance period ends on December 31, 2009 to the extent of the Company's achievement of specified performance measures

(14)
The values contained in this column were calculated by multiplying the number of shares by $13.61, which was the closing price of our common stock reported on the NYSE on December 31, 2007.

Exercised Options and Vested Restricted Stock in 2007

        This table shows the stock options that were exercised by, and the restricted stock that vested for, each named executive during 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)(3)		Value Realized on Vesting($)(7)
Kerry K. Killinger	— —	— —	44,250 32,766		2,004,968 1,463,657
Thomas W. Casey	943 1,825 —	7,855 13,031 —	15,000 3,418 14,300	(4)	679,650 138,014 638,781
Stephen J. Rotella	— —	— —	12,500 16,666		566,375 744,470
James B. Corcoran	—	—	6,009	(5)	258,821
Ronald J. Cathcart	—	—	6,344	(6)	96,110
Fay L. Chapman	—	—	5,000		223,350
	—	—	6,200		280,922

(1)
Mr. Casey exercised two stock options during 2007, both of which were granted in 2002.

(2)
In accordance with applicable rules, the amount reported in this column is calculated by determining the difference between (i) the aggregate market price of the underlying shares on the date of exercise of the option and (ii) the aggregate exercise price for the exercised options. In calculating aggregate market price of the underlying shares on the date of exercise, we used the closing price of one share of our common stock, as reported on the NYSE on the applicable date of the exercise of the option.

(3)
This column represents the number of shares of restricted stock that vested for each named executive during 2007. Upon vesting, the transfer restrictions associated with restricted stock lapse. For Messrs. Killinger, Casey and Rotella and Ms. Chapman, the shares in this column include one-third of the shares granted to each of them as part of their 2005 and 2006 annual equity awards.

(4)
These shares were part of Mr. Casey's sign-on equity award, including accrued dividends, made when he joined our Company in 2002.

(5)
These shares were part of Mr. Corcoran's sign-on equity award, including dividends, made when he joined our Company in 2006.

(6)
These shares were part of Mr. Cathcart's sign-on equity award, including dividends, made when he joined our Company in 2005.

(7)
In accordance with applicable rules, the amounts reported in this column were calculated by multiplying the number of shares that vested during 2007 for each named executive by the closing price of one share of our common stock, as reported on the NYSE on the applicable date of vesting.

2007 Pension Benefits

        The table below shows the present value of accumulated benefits payable to each of the named executives, including the number of years of service credited to each such named executive, under the WaMu Pension Plan and Executive Target Retirement Income Plan ("ETRIP") determined using interest rate and mortality rate assumptions consistent with those used in our financial statements. None of the benefits reported in the table below was paid in 2007.

Named Executive	Plan Name	Years of Credited Service (#)(1)	Present Value of Accumulated Benefits ($)(2)
Kerry K. Killinger	WaMu Pension Plan ETRIP	32.00 13.00	321,448 3,155,473	(3)
Thomas W. Casey	WaMu Pension Plan ETRIP	5.00 5.25	32,093 474,078	(3)
Stephen J. Rotella	WaMu Pension Plan ETRIP	3.00 3.00	17,141 1,474,810	(3)
James B. Corcoran	WaMu Pension Plan ETRIP	2.00 1.67	8,169 299,570	(3)
Ronald J. Cathcart	WaMu Pension Plan ETRIP	2.00 2.08	8,591 244,763	(3)
Fay L. Chapman	WaMu Pension Plan ETRIP	10.00 10.33	77,312 1,651,212	(3)

(1)
The ETRIP credits years of executive service only beginning with 1995.

(2)
In accordance with applicable SEC rules, dollar amounts in this column were computed on December 31, 2007, which was the WaMu Pension Plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for 2007. For purposes of this table, we assume a retirement age of 65, the normal retirement age in the WaMu Pension Plan. Furthermore, we assume a benefit payment date for the ETRIP that is the earlier of age 62 and 5 years of executive service or age 65. Further information on how theses amounts were calculated is given in the narrative below.

(3)
The named executives were vested in the ETRIP as of the end of 2007 in the following amounts: Mr. Killinger: 80%, Mr. Casey: 80%, Mr. Rotella: 40%, Mr. Corcoran: 20%, Mr. Cathcart: 40%, and Ms. Chapman: 80%. Had the named executives been terminated on December 31, 2007 for any reason other than cause, as defined in the plan, the ETRIP benefits for each named executive as of such date would have been as follows: Mr. Killinger: $4,163,078, Mr. Casey: $1,293,336, Mr. Rotella: $959,290, Mr. Corcoran: $103,497, Mr. Cathcart: $159,719, and Ms. Chapman: $1,423,695. The ETRIP generally defines "cause" for this purpose as fraud, embezzlement, theft or any other crime of moral turpitude or dishonesty in the executive's relationship with the Company (without necessity of formal criminal proceedings being initiated).

  Cash Balance Pension Plan

        Our cash balance defined benefit plan, the WaMu Pension Plan, provides that participants receive benefit credit accruals as a percentage of eligible compensation and interest accruals on current and prior benefit accruals. The current benefit accrual rate is based on years of service as follows:

  •
  for benefit service less than five years, the benefit credit is 4.0%;

  •
  for benefit service from five to less than ten years, the benefit credit is 5.0%;

  •
  for benefit service from ten to less than fifteen years, the benefit credit is 6.0%;

  •
  for benefit service from fifteen to less than twenty years, the benefit credit is 7.0%; and

  •
  for twenty years or more of benefit service, the benefit credit is 8.0%.

        Eligible compensation includes base salary, cash incentive payments, bonuses and overtime, up to the annual compensation limitation contained in Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), and less any deferrals by the executive into our Deferred Compensation Plan. The WaMu Pension Plan credits interest on all cash balance benefit accruals at the annual rate quoted at the beginning of each year for the average annual yield on U.S. government securities of a constant maturity of 30 years for all business days during the prior November. The Pension Plan credits benefit accruals each pay period and interest on a daily basis, and the annual interest credit rate for 2007 was 4.69%.

        In general, all employees, including the named executives, become eligible to participate in the WaMu Pension Plan beginning with the quarter following completion of one year of service with the Company during which they work a minimum of 1,000 hours. An employee's cash balance in the WaMu Pension Plan becomes vested at a graduated rate after two years of service, with full vesting after five years of active service, except that eligible employees who first began employment after December 31, 2005, vest after five years of service with no graduated vesting. Employees accruing at least one hour of service after December 31, 2007 will be 100% vested after three years of service. There are no employee contributions to the WaMu Pension Plan.

        Upon termination, participants may elect to receive a lump sum distribution of their vested cash balances or an annuitized payment from the WaMu Pension Plan's trust fund. The WaMu Pension Plan is designed to comply with the Employee Retirement Income Security Act of 1974, as amended (ERISA).

        The WaMu Pension Plan Present Value of Accumulated Benefits reported in the table above was calculated as follows: for each named executive, the cash balance benefit as of December 31, 2007 was projected to age 65 using an assumed long-term interest crediting rate of 5.40% with no probability of death assumed before age 65. The present value of this projected benefit is established using the same demographic and economic assumptions we used in our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The present value is then discounted back to December 31, 2007, using the financial statement discount rate assumption of 6.40% with no probability of death assumed before age 65.

Executive Target Retirement Income Plan

        In 2004 we established the ETRIP to provide retirement benefits for our executive officers, including the named executives. The ETRIP replaced the Supplemental Executive Retirement Accumulation Plan (the "SERAP"), discussed below, for our executive officers. The ETRIP was designed to provide a market competitive retirement benefit for participants. The ETRIP provides supplemental retirement benefits that, as a lump sum, are equal to 6.5 times a participant's average base salary and bonus during the last five calendar years (excluding compensation for years during which the participant was ineligible under the plan), reduced proportionally for executive service of less than 25 years. For this purpose, only executive service beginning with 1995 and beyond is considered. This benefit is offset by a participant's vested balances in our Supplemental Employees' Retirement Plan (the "SERP"), the SERAP, the WaMu Pension Plan, and our contributions for that employee to our 401(k) plan. Benefits under the ETRIP vest in 20% increments over five years, counting only full years of executive service on or after January 1, 2004. Upon a change-in-control of the Company, each participant would receive an additional three years of service credit, depending on the participant's existing change-in-control or employment agreement with us. In addition, our or a successor company's ability to amend the ETRIP after a change-in-control is strictly prohibited, except to provide for additional offsets for any retirement plans adopted after a change-in-control. In compliance with Section 409A of the Code, six months after termination of employment, each participant receives a lump sum payment equal to his or her balance, except that any participant may make an irrevocable election at least one year before the distribution to receive annual installments over a period of up to 20 years so long as the participant's plan balance exceeds $500,000 at the time of termination. Anyone who does not make an election will receive a lump sum payment at least six months after termination of employment.

        The ETRIP Present Value of Accumulated Benefits reported in the table above is calculated as follows:

  •
  For each named executive, the average base salary and bonus during the last five calendar years with our Company (excluding compensation for years during which the named executive was ineligible under the plan) is multiplied by 6.5 and is designated the "target benefit."

  •
  This target benefit is multiplied by the months of executive service (capped at 300) with a full month credited in the first month as a Company executive, regardless of the actual day within the first month of the executive designation, and then divided by 300. For example, an executive who has been with us for two years would receive 24 months of executive service, which means that he or she would have 8% of the total executive service possible under the plan.

  •
  This lump sum benefit is assumed payable at the earlier of age 62 with 60 months of executive service, or age 65.

  •
  The vesting schedule of 20% per projected completed year of executive service at the benefit payment date is then applied and this final amount is the maximum lump sum that is payable from the ETRIP.

  Offsets to the Maximum Lump Sum Payable under the Executive Target Retirement Income Plan

        Once the maximum lump sum is determined, offsets are calculated, and the ETRIP benefit is reduced by the amount of our contributions or credits to our other retirement plans, as described below. The ETRIP amounts reported in the table above reflect applicable offsets pursuant to the plan. As offsets, the following amounts are subtracted from the maximum ETRIP amount as calculated above:

  •
  As applicable, each named executive's Company-provided benefit (including earnings thereon) in the WaMu Savings Plan as of December 31, 2007, projected to the assumed benefit payment date at a compound per annum rate of 7%.

  •
  As applicable, each named executive's benefit in the WaMu Pension Plan as of December 31, 2007, projected to the assumed benefit payment date at a compound per annum rate of 4.70%.

  •
  As applicable, each named executive's benefit in the SERP as of December 31, 2007, projected to the assumed benefit payment date at a compound per annum rate of 4.70%.

  •
  As applicable, each named executive's benefit in the SERAP as of December 31, 2007, projected to the assumed benefit payment date at a compound per annum rate of 5.48%.

        For each named executive, the remaining ETRIP benefit after subtracting each applicable component described above is discounted back from the assumed payment date to December 31, 2007, using the same 5.70% discount rate contained in our 2007 financial statements and ignoring mortality before the assumed payment date.

        Amounts shown in the "Present Value of Accumulated Benefits" column in the table above are the actuarial present values of the December 31, 2007 accumulated benefits. These amounts do not correspond to actual amounts that would have been payable upon termination on December 31, 2007. For information on amounts payable to the named executives under the ETRIP upon termination on December 31, 2007, see footnote 3 to the Pension Benefits Table at page 114 above.

        As discussed above, in January 2008 the Human Resources Committee approved amendments to the ETRIP to exclude from participation new named executives hired or otherwise made eligible after January 1, 2008. The Committee approved an amendment to the plan providing that, effective December 31, 2012, participants will cease to accrue employment service credits for benefits and vesting purposes, except in the case of a change-in-control, in which case participants would continue to receive an additional three years of service credit. In connection with this amendment, the Committee also approved other amendments affecting the benefit calculation formula. Effective December 31, 2012, benefits for each participant no longer will be reduced by (i) Company contributions or credits the participant receives under our other general and executive retirement benefit plans and the WaMu Savings Plan, or (ii) the effects of decreases in base salary and bonus during the five-year measurement period.

2007 Nonqualified Deferred Compensation

        We offer two nonqualified defined contribution plans—the Deferred Compensation Plan and the SERP—to the named executives. Both of these plans are described in detail below. In addition, certain highly compensated employees, not including the named executives or other executive officers, participate in the SERAP. Before our adoption of the ETRIP in 2004, some of our executive officers, including the named executives, were eligible to receive benefit accruals in the SERAP based on age and service requirements then in effect under the plan. Mr. Killinger and Ms. Chapman are the only named executives who have an existing SERAP account benefit, which continues to receive interest credits but not further benefit accruals. No other named executive had any SERAP benefit when the executive officer benefit accruals ended in 2004. Mr. Casey elected to receive the withdrawal shown in the table below from the Deferred Compensation Plan at the time of his initial deferral election.

Name	Executive Contributions in 2007 ($)(1)	Company Contributions in 2007 ($)(2)	Aggregate Earnings in 2007 ($)		Aggregate Withdrawals/ Distributions in 2007 ($)	Aggregate Balance at December 31, 2007 ($)
Kerry K. Killinger —Deferred Compensation Plan —SERP —SERAP —Deferred Bonus Arrangement	— — — —	— 387,920 — —	(14,610,150 159,766 156,953 15,866	)(3) (4)	— — — —	8,027,887 3,692,362 2,778,654 352,170	(5)
Thomas W. Casey —Deferred Compensation Plan —SERP	620,449 —	— 90,153	(419,776 9,352)		178,479 —	3,125,793 250,672	(5)
Stephen J. Rotella —Deferred Compensation Plan —SERP	2,610,751 —	— 153,592	(366,308 4,483)		— —	13,476,894 176,704	(6) (5)
James B. Corcoran —Deferred Compensation Plan —SERP	— —	— 3,440	— 80		— —	— 3,520	(5)
Ronald J. Cathcart —Deferred Compensation Plan —SERP	— —	— 35,632	— 833		— —	— 36,465	(5)
Fay L. Chapman —Deferred Compensation Plan —SERP —SERAP	213,340 — —	— 52,572 —	(193,461 15,505 6,565	) (4)	— — —	1,895,222 365,975 116,227	(5)

(1)
The amounts reported in this column represent deferrals of compensation by the named executives into our Deferred Compensation Plan, a nonqualified unsecured plan described in the narrative below. We make no contributions into that plan on behalf of any of the named executives.

(2)
The amounts reported in this column represent amounts credited to the account of each named executive during 2007 pursuant to our SERP described below and reported as 2007 compensation in the Summary Compensation Table on page 103.

(3)
The significant decline in Mr. Killinger's Deferred Compensation Plan balance in 2007 resulted from his selection of the Phantom Stock method of earnings credits (described below) and the significant decline in our stock price during 2007.

(4)
Mr. Killinger and Ms. Chapman were eligible for a benefit under the SERAP because both satisfied the previous age and service requirements under the plan.

(5)
As of December 31, 2007, each named executive is vested in his or her SERP benefit reported above as follows: Mr. Killinger: 100%, Mr. Casey: 100%, Mr. Rotella: 50%, Mr. Corcoran: 0%, Mr. Cathcart: 25%, Ms. Chapman: 100%. Of the amounts shown, the following amounts were reported in the Summary Compensation Table in our definitive proxy statement filed March 19, 2007 (the "2007 Summary Compensation Table"), which was our first proxy statement filed under the SEC's new executive compensation disclosure rules: Mr. Killinger: $346,800, Mr. Casey: $68,142, Mr. Rotella: $18,200.

(6)
$1,885,680 of this amount was reported as part of Mr. Rotella's 2006 compensation in the 2007 Summary Compensation Table.

  Deferred Compensation Plan

        We maintain a nonqualified unsecured Deferred Compensation Plan that allows certain highly compensated employees, including the named executives, to defer compensation. The amounts deferred into this plan and all earnings remain subject to claims of our general creditors until distributed upon a date or event selected by the participant. Eligible employees may elect to defer regular pay, bonuses, gains on exercise of nonqualified stock options, compensation related to the lapse of restrictions on restricted stock, and issuance of common stock or cash in satisfaction of performance share awards. Plan account balances are credited with earnings based on a participant's selection of one or more of the following methods:

  •
  Interest Method.  This method credits interest at a rate equal to the rate at which unsecured junior debt would be issued. If we did not issue any unsecured junior debt for the year, then the comparable rate for peer institutions is used. We establish this rate on September 30 of the previous year (2007 interest rate: 5.83%).

  •
  Phantom Stock.  This method tracks the performance of our common stock (2007 rate of return: (68.25%)).

  •
  Vanguard Institutional Index Fund.  This fund tracks the performance of the Standard & Poor's 500 Index (2007 rate of return: 5.5%).

  •
  Vanguard Small-Cap Index Fund.  This fund tracks the Morgan Stanley Capital International ("MSCI") U.S. Small Cap 1750 Index (2007 rate of return: 1.29%).

  •
  Vanguard Developed Markets Index Fund.  This fund tracks the MSCI Europe and Pacific Region Index (2007 rate of return: 10.99%).

        The rates of return for these earnings methods (other than the Interest Method) may be positive or negative and thus may result in gains or losses to a participant's plan balance. At the time of deferral of any item of compensation, each participant elects the payment commencement date, the earnings accrual method, and the form of payment. The earnings accrual method may be changed by the participant no more than one time per month. Available forms of payment are either lump sum or, if the participant's balance exceeds $100,000, installment payments for a period of up to ten years. We do not make any contributions into the plan on behalf of participants or match any amounts deferred pursuant to the plan, other than dividend equivalents for balances with earnings accrual credits based on the Phantom Stock method. In compliance with Section 409A of the Code, the payment election must be made at least one year before the distribution. In accordance with applicable SEC rules, we reported compensation deferred into the plan as compensation to the named executive for the year earned.

        In 2007, under the transition rules of Internal Revenue Code Section 409A, we allowed participants to make a one-time election to accelerate distributions of previously deferred compensation. This one-time election provided for payments of a lump sum or up to ten annual installments for those whose balance exceeded $100,000. Lump sum or installment payments will begin in July 2008. Of the named executives, Messrs. Killinger and Casey and Ms. Chapman chose to accelerate payment of their full balances in the plan.

  Supplemental Employees' Retirement Plan

        The SERP is a non-qualified plan designed to provide certain highly compensated employees, including the named executives, with benefits they would have otherwise received under the WaMu Pension Plan, but for certain restrictions set forth in the Code on the amount of compensation that may be considered as eligible compensation pursuant to the Pension Plan. The SERP is designed to provide participants with a benefit credit equal to the benefit credit they would have received under the Pension Plan (between 4% and 8%, depending on their years of service) had their eligible compensation under the Pension Plan not been limited by applicable restrictions contained in the Code. In addition, an individual's SERP benefit vests over a five-year period and is credited with earnings at an annual rate that is established in the same manner as the Pension Plan rate discussed above. We establish the rate on November 30 of the prior year, and during 2007 the applicable interest rate for this plan was 4.52%. In compliance with Section 409A of the Code, six months after termination of service for a participant who is a "specified" or "key" employee under Section 409A, the participant will receive a lump sum payment equal to his or her total benefit, except that any participant with a total benefit in excess of $100,000 may elect to receive annual installment payments over a period of up to ten years, if in accordance with Section 409A of the Code, the election is made at least one year before the distribution.

  Supplemental Executive Retirement Accumulation Plan

        The SERAP is a non-qualified plan designed to provide additional retirement benefits to the named executives and other executive officers. Prior to our adoption of the ETRIP in 2004, our executive officers, including the named executives, were eligible to receive benefit accruals under the SERAP based on a combination of age and service credits. None of the named executives receives any benefit accruals pursuant to the SERAP; however Mr. Killinger's SERAP benefit continues to receive interest credits. Pursuant to the SERAP, participants receive benefit credits of 1% for each year of Company executive service, with a minimum of 3% and a maximum of 12%. Participants also receive an interest credit based on the rate that would have been paid on our unsecured junior debt (if any) with a ten-year maturity. If we did not issue any unsecured junior debt for the year, then the comparable rate for peer institutions is used. We establish this rate during September of the previous year and for 2007, the applicable interest rate for this plan was 5.83%. The same distribution restrictions under Section 409A described for the SERP above also apply to the SERAP.

  Deferred Bonus Arrangement

        Pursuant to his 1982 employment agreement with a company we acquired, Mr. Killinger is entitled to a deferred bonus arrangement that we assumed, pursuant to which certain of Mr. Killinger's deferred bonus amounts and accrued earnings payable to him by the predecessor company are payable by us to Mr. Killinger upon termination of his employment for any reason. Company credits are no longer made to this account and the balance is treated as having been invested in the Principal Funds Equity Income I (A) Fund. The rate of return on this account during 2007 was 4.72%, and as of December 31, 2007, the accrued benefits under this arrangement totaled $352,170.

Potential Payments Upon Termination or Change-in-Control

        This section discusses the incremental compensation we would have to pay to each named executive in the event of a change-in-control of the Company or a termination of the named executive's employment with us for various described reasons, sometimes referred to in this section as a "triggering event." In accordance with applicable SEC rules, the following discussion assumes:

  •
  that the triggering event in question—the death, disability, change-in-control or termination—occurred on December 31, 2007, the last business day of 2007; and

  •
  with respect to calculations based on our stock price, we used $13.61, which was the reported closing price of one share of our common stock on the NYSE on December 31, 2007.

        In connection with any actual termination of employment, we may determine to enter into an agreement or to establish an arrangement providing additional benefits or amounts, or altering the terms of benefits described below, as deemed appropriate by the Human Resources Committee. The actual amounts that would be paid upon a named executive's termination of employment can be determined only at the time of such executive's separation from the Company. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event, our stock price and the executive's age and service.

        Various agreements and plans define each named executive's rights and obligations in the event of a triggering event. Specifically, each named executive other than Ms. Chapman is a party to an agreement with us called either an "employment agreement" or a "change-in-control agreement", and each named executive is a party to equity award agreements, and each is or may be a participant in various Company plans, including, without limitation, the Amended and Restated 2003 Equity Incentive Plan, the ETRIP, the SERP, the SERAP, the Leadership Bonus Plan and the new executive severance plan discussed at page 100. Ms. Chapman is a party to a severance agreement, discussed at page 101. These agreements and plans may provide that a named executive is entitled to additional consideration in the event of a triggering event. The change-in-control agreements of Messrs. Casey, Corcoran and Cathcart do not provide any material benefits or compensation to either named executive prior to a change-in-control of the Company; however, our new executive severance plan adopted in 2008 does.

        The following is a general discussion of the primary categories of triggering events under the named executives' employment or change-in-control agreements and Company plans. Where the terms and consequences are unique with respect to a particular named executive, the differences are discussed in the footnotes to the table below for that named executive.

        In the footnotes to the tables that follow this discussion, we also disclose the aggregate amount of vested other compensation each named executive could have realized if his or her employment terminated on December 31, 2007, regardless whether a triggering event occurred.

  Death or Disability

        The employment or change-in-control agreements we have with all named executives other than Ms. Chapman generally provide that we shall make no further cash payments to the named executive, or his estate, in the event of death or disability. Under Ms. Chapman's severance agreement, upon this triggering event Ms. Chapman would be entitled to receive all cash payments due to her under her severance agreement and related consulting agreement.

        Upon death or disability, all of a named executive's unvested equity shall immediately vest as follows:

  •
  All unvested stock options vest and remain exercisable until the first to occur of (i) 12 months after the date of death or permanent disability or (ii) the original expiration date of the option.

  •
  All shares of restricted stock become vested to the extent of our achievement of the applicable Company performance measures for such shares (if any) as of the end of the relevant period.

  •
  With respect to performance share awards, the named executive or his or her estate receives a prorated award based on the number of weeks of employment during the performance period and prior to the triggering event. This is paid out at the end of the applicable performance cycle to the extent of our achieved performance relative to the peer group.

        Upon death or disability, cash bonuses payable to a named executive under our Leadership Bonus Plan are prorated based on the number of days of active service during the calendar year prior to the triggering event. Our performance continues to be measured against the applicable performance measures at the end of the applicable calendar year.

        Each named executive, or his or her beneficiaries, will receive payments or benefits under our Deferred Compensation Plan, SERP, SERAP and ETRIP, to the extent of their balances or accrued benefits, pursuant to the terms of those plans. These plans and the named executives' plan balances or accrued amounts, as applicable, are described in detail beginning at page 114. In general, each of these plans provides for the payment of a lump sum to the named executive or his or her estate if his or her balance is under a threshold amount, or installment payments under certain circumstances. Between the date of the applicable triggering event and the date benefits are distributed, each named executive's benefits under these plans continue to accrue earnings, and, with respect to the Deferred Compensation Plan, are adjusted by gains or losses based upon his or her investment elections. The benefits under these plans, other than the Deferred Compensation Plan, vest over an established schedule. The SERP and SERAP provide for an acceleration of the unvested balance upon the death or permanent disability of the executive, while the ETRIP provides no acceleration under those circumstances. In the employment or change-in-control agreement for each named executive other than Ms. Chapman, "termination due to disability" is generally defined as the named executive being unable to perform the essential functions of his job for a continuous period of 180 days.

  Termination of Employment by the Company without "Cause" before a Change-in-Control of the Company

        Messrs. Killinger and Rotella have employment agreements that provide for compensation payments and equity acceleration if we terminate their employment without "cause," as defined below, before there is a change-in-control of the Company. As discussed at page 100, in January 2008 the Human Resources Committee approved the material terms of a new executive severance plan in which Messrs. Casey, Corcoran and Cathcart will participate. Ms. Chapman will not participate in the new plan because she is no longer an executive officer. For purposes of this discussion and the tables that follow, we have assumed the new executive severance plan was effective as of December 31, 2007.

  Equity Acceleration—Messrs. Killinger and Rotella

        If we terminate Mr. Killinger or Mr. Rotella without cause and before a change-in-control of the Company, he would be entitled to equity acceleration as follows:

  •
  All unvested stock options and unvested shares of restricted stock would vest.

  •
  Mr. Rotella's performance share awards would continue for the remainder of the performance cycles pursuant to his employment agreement. Because he is over age 55 and has over 10 years of service, Mr. Killinger would not forfeit his performance share awards. In both cases, the payout of performance share awards, if any, would be made at the end of the applicable performance cycle to the extent of our achieved performance relative to its peer group.

  Cash Payments—Messrs. Killinger and Rotella

        Both Mr. Killinger and Mr. Rotella would be entitled to a lump sum cash severance payment six months after the date of termination. Mr. Killinger's severance amount would be equal to three times his "annual compensation" and Mr. Rotella's severance would equal two times his "annual compensation." For this purpose, "annual compensation" includes only the following:

  •
  Salary and bonus, calculated as: (i) the greatest of the executive's annual base salary for (A) the calendar year in which termination occurs, (B) the prior calendar year, or (C) (if applicable) the calendar year immediately preceding the year in which the change-in-control occurred, plus (ii) the greatest of (A) the executive's unadjusted target bonus for the calendar year in which the termination occurs, (B) the executive's actual bonus (including, for the avoidance of doubt, any portion of the actual bonus that was deferred or exchanged at the executive's election for equity awards) for the prior calendar year, or (C) if applicable, the executive's actual bonus (including, for the avoidance of doubt, any portion of the actual bonus that was deferred or exchanged at the executive's election for equity awards) for the calendar year immediately preceding the year in which the change-in-control occurred;

  •
  Benefit accruals made (or anticipated to have been made during the remainder of the year) on behalf of the named executive under the WaMu Pension Plan and the SERP, and Company contributions on behalf of the named executive under the WaMu Savings Plan during the calendar year in which the termination occurs; and

  •
  The annualized contributions made on behalf of the named executive under our medical, dental, life and long-term disability plans during the calendar year in which the termination occurs.

        At the Committee's discretion, cash bonus payments pursuant to our Leadership Bonus Plan would be prorated based on the number of days of active service during the calendar year prior to the termination. Company performance continues to be measured against the applicable performance measures at the end of the applicable calendar year.

  Cash Payments—Other Named Executives

        Under our new executive severance plan, all executive officers other than Messrs. Killinger and Rotella, including Messrs. Casey, Corcoran and Cathcart, are entitled to a cash payment upon this triggering event equal to 1.5 times the sum of (i) base salary plus (ii) the higher of (A) target bonus for the current year or (B) actual bonus for the prior year. No benefits under the severance plan will be paid to any covered executive who becomes entitled to benefits under his or her change-in-control agreement.

        Under Ms. Chapman's severance agreement, upon this triggering event Ms. Chapman would be entitled to receive all payments due to her under her severance agreement and related consulting agreement.

  Termination by Company with "Cause" or by the Named Executive for Any Reason before a Change-in-Control of the Company

        Our employment or change-in-control agreements with all named executives other than Ms. Chapman, and the new executive severance plan, provide that if we terminate the named executive with "cause" before there is a change-in-control of the Company, then the named executive would not be entitled to any cash severance payments. If Ms. Chapman materially breaches the terms of her severance agreement or related consulting agreement at any time whether before or after a change-in-control of the Company, then she would not be entitled to any further payments under either agreement. In addition, in case of a "for cause" termination, all of each named executive's outstanding stock options (whether vested or unvested), unvested shares of restricted stock and performance share awards for outstanding performance cycles would be immediately forfeited and cancelled pursuant to the applicable equity award agreements. The named executive's cash bonus payout under our Leadership Bonus Plan for the year in which the termination occurred would be forfeited at the discretion of the Human Resources Committee. The employment and change-in-control agreements generally define "cause" to include (i) recurring violations of our substance abuse policy; (ii) conviction of a felony or certain misdemeanors involving moral turpitude; (iii) entering into a pretrial diversion program in connection with the prosecution for certain crimes; (iv) dishonesty, fraud, destruction or theft of Company property; (v) physical attack on another Company employee; (vi) willful malfeasance or gross negligence in performance; or (vii) or misconduct that causes a material injury to us.

        The plan documents for our nonqualified retirement plans, the SERP, SERAP and ETRIP, all generally provide that if the "for cause" termination of the named executive is due to his or her fraud, embezzlement, theft or any other crime of moral turpitude or dishonesty in his or her relationship with us (without necessity of formal criminal proceedings being initiated), then the named executive's vested and unvested benefits in these plans also would be forfeited.

        If the named executive terminates his or her employment for any reason prior to a change-in-control, the employment and change-in-control agreements and plan documents (and severance and consulting agreements for Ms. Chapman) do not provide for any additional compensation or benefits for such named executive. However, the named executive would not forfeit his or her equity awards and retirement plan balances, as described above.

  Upon a Change-in-Control of the Company without Termination of the Named Executive's Employment

        The named executives' employment and change-in-control agreements and Ms. Chapman's severance and consulting agreements do not provide for any additional compensation payable to the named executives in the event of a change-in-control of the Company (e.g., no "single trigger" payment). However, our Amended and Restated 2003 Equity Incentive Plan provides that as of the consummation of a "company transaction," all outstanding unvested stock options and unvested shares of restricted stock would vest, unless the Human Resources Committee instead in its discretion provides that such outstanding awards are assumed or substituted by the acquiring company with all existing terms and conditions, including vesting terms, remaining in effect. For this purpose, "company transaction" is generally defined in the Plan as an acquisition of the Company by merger, consolidation, asset acquisition or stock purchase, which is generally the same as a change-in-control of the Company.

        As of the closing of the change-in-control (whether or not the named executive is later terminated), the named executives would receive a payout for all performance share awards subject to outstanding performance cycles. The payout would be based on our performance relative to the peer group, as calculated through the most recent month or quarter prior to the date of the change-in-control. In addition, our ETRIP provides that each named executive would be credited with three additional years of "executive service" for the purposes of ETRIP benefit calculations. The SERP and SERAP do not have any acceleration or similar provisions regarding a change-in-control.

  Within Three Years after a Change-in-Control of the Company: Termination by the Company for Any Reason or without Cause, as Applicable, or by the Named Executive with Good Reason

        In accordance with their employment or change-in-control agreements and applicable benefit plan documents, each named executive other than Ms. Chapman would receive the amounts described in the section entitled "Death or Disability" with any performance criteria related to restricted stock vesting removed, as well as a lump sum cash severance payment equal to three times the named executive's "annual compensation" in the event that they are terminated for any reason (for Messrs. Killinger and Rotella) or without cause (for Messrs. Casey, Corcoran and Cathcart) or if they terminate their employment with "good reason," in all cases within three years after a change-in-control of the Company. For this purpose, annual compensation would be calculated in accordance with the description above at page 122.

        For Messrs. Killinger and Rotella, "good cause" or "good reason" is generally defined as any of the following: (i) assignment of duties that are materially different from those assigned prior to the change-in-control, or which result in significantly less authority and responsibility; (ii) the removal of named executive from the position held immediately prior to the change-in-control; (iii) a reduction in base salary, or failure to increase base salary each year in a percentage amount at least equal to that of the consumer price index; (iv) a reduction in the named executive's total compensation to a level below the average total compensation paid by the Company to the named executive during the 24 months prior to the change-in-control; or (v) any change in job duties requiring relocation outside of the greater metropolitan area of the primary work location without the employee's written consent. In addition, Mr. Rotella's agreement further defines "good reason" to include (a) the failure of a successor to the Company to assume all of our obligations under the agreement and any related arrangement; or (b) a material breach of the agreement by the Company or its successor.

        For other named executives other than Ms. Chapman, "good reason" is generally defined as any of the following: (i) the assignment of duties which (a) are materially different from the executive's duties immediately prior to the change-in-control, or (b) result in the executive having significantly less authority and/or responsibility than he or she had prior to the change-in-control; (ii) a reduction of executive's total compensation opportunity from that in effect on the date of the change-in-control, with the exception that changes in the allocation of the executive's compensation between salary and incentive compensation, and changes to the criteria or method for determining incentive compensation amounts actually earned, shall not constitute "good reason"; or (iii) a relocation by more than 50 miles of the executive's principal place of employment as in effect on the date of the change-in-control, if the relocation increases the distance between the executive's principal residence and principal place of employment by more than 25 miles.

        The amount we would owe Ms. Chapman if we terminated her for any reason other than her material breach of the terms of her severance or consulting agreement does not change whether or not a change-in-control occurs.

  Within Three Years after a Change-in-Control of the Company: Termination by the Named Executive without Good Reason

        If the named executive terminates his or her employment without "good reason" within three years after a change-in-control, the employment and change-in-control agreements and plan documents and, for Ms. Chapman, her severance and consulting agreements, do not provide for any additional compensation or benefits.

  280G Tax Gross-Up

        Our employment and change-in-control agreements with named executives other than Ms. Chapman provide that if any Company payment made upon termination after a change-in-control of the Company constitutes an "excess parachute payment" under Section 280G of the Code, we would make a gross-up payment to the named executive. The gross-up payment would be equal to the amount necessary to cause the net amount retained by the named executive, after subtracting (i) the excise tax imposed on "excess parachute payments" by Section 4999 of the Code, and (ii) any federal, state and local income taxes, FICA tax, and the Section 4999 excise tax on the gross-up payment, to be equal to the net amount the named executive would have retained had no Section 4999 excise tax been imposed and no Company gross-up payment been made. Ms. Chapman's severance agreement does not provide for any gross-up payment.

  Post-Employment Recoupment of Equity Awards

        The award agreements for restricted stock and stock option grants made in 2006 and beyond to employees, including the named executives, contain certain non-solicitation restrictions that generally apply for one-year after termination of the named executive's employment with us. If the named executive violates the non-solicitation provisions, he or she will forfeit all of his or her outstanding stock options and restricted stock awarded under the agreement. In addition, the named executive would be required to return to us all gains realized by him or her on restricted stock or stock options obtained pursuant to the agreements during the 12 month period prior to his or her violation.

Kerry K. Killinger

				Termination After Change-in-Control(7)(8)
	A	B	C	D	E
Type of Benefit	Death or Disability ($)	Termination before a Change- in-Control by Company without Cause ($)	Upon a Change-in- Control ($)(7)	Termination by Company for Any Reason or by Executive with Good Reason ($)	Termination by Executive without Good Reason ($)
Cash Severance(1)	—	16,491,635	—	16,491,635	—
Option Vesting(2)	—	—	—	—	—
Restricted Stock Vesting(3)	1,526,736	5,835,945	5,835,945	—	—
Performance Share Vesting(4)	—	—	—	—	—
ETRIP Additional Service Credits	—	—	3,956,073	—	—
280G Tax Gross Up(5)	—	—	—	—	—
Total Value Upon Event(6)	1,526,736	22,327,580	9,792,018	16,491,635	—

Total Value Upon CIC and Termination Events in Column D (Column C+D)				26,283,653

Total Value Upon CIC and Termination Event in Column E (Column C+E)					9,792,018

(1)
Mr. Killinger's employment agreement provides for a lump sum cash payment in the amount of three times his "annual compensation," as described at page 122, in the event (i) we terminate his employment, without cause, prior to a change-in-control; or (ii) if within three years following a change-in-control, our successor terminates his employment for any reason or by Mr. Killinger for good reason.

(2)
Mr. Killinger's employment agreement provides for the acceleration of vesting of stock options and restricted stock upon his termination (i) by us for any reason other than for cause preceding a change-in-control, or (ii) after a change-in-control, by our successor for any reason or by Mr. Killinger for good reason (assuming the vesting of his options and stock does not accelerate on the closing of the change-in-control). The value of stock option vesting reflected in the table is zero as none of his unvested options has an exercise price less than the $13.61 closing price of our stock on December 31, 2007. Because Mr. Killinger meets the age and service requirements for retirement under his stock option agreements (age 55 with 10 years of service), his post-termination exercise period for vested options is 5 years, not to exceed the original expiration date of the option grant.

(3)
The value of restricted stock vesting was calculated by multiplying the number of unvested shares by $13.61, with any performance measures through the end of 2007 factored into the calculation for Death or Disability but not for a Change-in-Control.

(4)
This reflects the anticipated payout rate for performance share awards with uncompleted performance cycles as of December 31, 2007.

(5)
Mr. Killinger's employment agreement provides that if any Company payments made upon termination after a change-in-control of the Company constitute a "parachute payment" under Section 280G of the Code, the Company would make a gross-up payment to Mr. Killinger. The gross-up payment would be equal to the amount necessary to cause the net amount retained by Mr. Killinger, after subtracting (i) the parachute payment excise tax imposed by Section 4999 of the Code, and (ii) any federal, state and local income taxes, FICA tax, and the Section 4999 excise tax on the gross-up payment, to be equal to the net amount Mr. Killinger would have retained had no Section 4999 excise tax been imposed and no Company gross-up payment been made.

(6)
In addition to the total values payable to Mr. Killinger upon each of the triggering events contained in this table, Mr. Killinger would have been entitled to receive or retain the following amounts, none of which would have increased or accelerated on his termination or a change-in-control of the Company: (i) all of his vested stock options reported at page 108, unless he is terminated for cause; (ii) his accrued benefits under our nonqualified deferred compensation plans, as reported at page 118, unless in the case of the SERP and SERAP he is terminated for cause; (iii) his accrued benefits under the WaMu Pension Plan, as reported at page 114, and unless he is terminated for cause, his accrued benefits under the ETRIP, as reported in footnote 3 to the Pension Benefits Table at page 114; (iv) his accrued benefits or amounts under Company plans that do not discriminate in favor of executive officers and that are available generally to all salaried employees, such as the WaMu Savings (401(k)) Plan; and (v) the deferred bonus arrangement described on page 120. As of December 31, 2007, the aggregate of these amounts was $19,972,267, or $8,986,004 if Mr. Killinger had been terminated for cause.

(7)
These columns assume that the vesting of stock options and restricted stock accelerated on the consummation of the change-in-control because the Human Resources Committee did not provide for the assumption or substitution of unvested stock options and restricted stock by the acquiring company.

(8)
Note: For a change-in-control and subsequent termination of Mr. Killinger's employment, he would have received the "Total Value Upon Event" specified in the table in column C plus the "Total Value Upon Event" in either column D or column E, depending upon the circumstances of his termination.—

Thomas W. Casey

				Termination After Change-in-Control(7)(8)
	A	B	C	D	E
Type of Benefit	Death or Disability($)	Termination before a Change- in-Control by Company without Cause($)	Upon a Change-in- Control($)(7)	Termination by Company without Cause or by Executive with Good Reason($)	Termination by Executive without Good Reason($)
Cash Severance(1)	—	3,042,090	—	6,287,391	—
Option Vesting(2)	—	—	—	—	—
Restricted Stock Vesting(3)	610,032	—	2,467,905	—	—
Performance Share Vesting(4)	—	—	—	—	—
ETRIP Additional Service Credits	—	—	1,438,865	—	—
280G Tax Gross Up(5)	—	—	—	3,861,811	—
Total Value Upon Event(6)	610,032	3,042,090	3,906,770	10,149,202	—

Total Value Upon CIC and Termination Events in Column D (Column C+D)				14,055,972

Total Value Upon CIC and Termination Event in Column E (Column C+E)					3,906,770

(1)
Mr. Casey's change-in-control agreement provides for a lump sum cash payment in the amount of three times his "annual compensation," as described at page 122, if within three years following a change-in-control, our successor terminates his employment without cause or if Mr. Casey terminates his employment for good reason. In addition, his agreement contains provision that prohibits him from soliciting our employees, contractors or consultants to join one of our competitors, which would apply for one-year after termination of his employment. The amount shown in Column B represents payments we would have made under our new executive severance plan assuming it had been effective at December 31, 2007.

(2)
The value of stock option vesting reflected in the table is zero as none of the unvested options has an exercise price less than the $13.61 closing price of our stock on December 31, 2007.

(3)
The value of restricted stock vesting was calculated by multiplying the number of unvested shares by $13.61, with any performance measures through the end of 2007 factored into the calculation for Death or Disability but not for a Change-in-Control.

(4)
This reflects the anticipated payout rate for performance share awards with uncompleted performance cycles as of December 31, 2007.

(5)
Mr. Casey's change-in-control agreement provides that if any Company payments made upon termination after a change-in-control of the Company constitute a "parachute payment" under Section 280G of the Code, our successor would make a gross-up payment to Mr. Casey. The gross-up payment would be equal to the amount necessary to cause the net amount retained by Mr. Casey, after subtracting (i) the parachute payment excise tax imposed by Section 4999 of the Code, and (ii) any federal, state and local income taxes, FICA tax, and the Section 4999 excise tax on the gross-up payment, to be equal to the net amount Mr. Casey would have retained had no Section 4999 excise tax been imposed and no Company gross-up payment been made.

(6)
In addition to the total values payable to Mr. Casey upon each of the triggering events contained in this table, Mr. Casey would have been entitled to receive or retain the following amounts, none of which would have increased or accelerated on his termination or a change-in-control of the Company: (i) all of his vested stock options reported at page 108, unless he is terminated for cause; (ii) his accrued benefits under our nonqualified deferred compensation plans, as reported at page 118, unless in the case of the SERP and SERAP he is terminated for cause, (iii) his accrued benefits under the WaMu Pension Plan, as reported at page 114, and unless he is terminated for cause his accrued benefits under the ETRIP, as reported in footnote 3 to the Pension Benefits Table at page 114; (iv) his 2007 Leadership Bonus Plan cash bonus payout; and (v) his accrued benefits or amounts under Company plans that do not discriminate in favor of executive officers and that are available generally to all salaried employees, such as the WaMu Savings (401(k)) Plan. As of December 31, 2007, the aggregate of these amounts was $5,145,839, or $3,210,630 if Mr. Casey had been terminated for cause.

(7)
These columns assume that the vesting of stock options and restricted stock accelerated on the consummation of the change-in-control because the Human Resources Committee did not provide for the assumption or substitution of unvested stock options and restricted stock by the acquiring company.

(8)
Note:    For a change-in-control and subsequent termination of Mr. Casey's employment, he would have received the "Total Value Upon Event" specified in the table in column C plus the "Total Value Upon Event" in either column D or column E, depending upon the circumstances of his termination.

Stephen J. Rotella

					Termination After Change-in-Control(10)(11)
	A	B		C	D	E
Type of Benefit	Death or Disability($)	Termination Before a Change-in- Control by Company without Cause($)(8)		Upon a Change-in- Control($)(10)	Termination by Company for Any Reason or by Executive with Good Reason($)	Termination by Executive without Good Reason($)
Cash Severance(1)	—	8,451,952		—	12,677,928	—
Option Vesting(2)	—	—		—	—	—
Restricted Stock Vesting(3)	1,663,069	4,114,717	(9)	4,114,717	—	—
Performance Share Vesting(4)	—	—		—	—	—
ETRIP Additional Service Credits	—	—		3,953,848	—	—
SERP Vesting(5)	88,352	—		—	—	—
280G Tax Gross Up(6)	—	—		—	7,770,005	—
Total Value Upon Event(7)	1,751,421	12,566,669		8,068,565	20,447,933	—

Total Value Upon CIC and Term. Events in Column D (Column C+D)					28,516,498

Total Value Upon CIC and Term. Event in Column E (Column C+E)						8,068,565

(1)
Mr. Rotella's employment agreement provides for a lump sum cash payment in the amount of (i) two times his "annual compensation," as described at page 122, in the event the Company terminates his employment, without cause, prior to a change-in-control; and (ii) three times his annual compensation if within three years following a change-in-control, his employment is terminated by the Company for any reason or by Mr. Rotella for good reason.

(2)
Mr. Rotella's employment agreement provides for the acceleration of vesting of stock options and restricted stock upon his termination (i) by the Company for any reason other than for cause preceding a change-in-control, or (ii) after a change-in-control, by the Company for any reason or by Mr. Rotella for good reason (assuming the options and stock does not accelerate on the closing of the change-in-control). In addition, upon such terminations, Mr. Rotella would continue to hold his performance share awards for all uncompleted performance cycles. Such awards would pay out at the end of the applicable cycles in accordance with the terms of the Performance Share Award Program. The value of stock option vesting reflected in the table is zero as none of the unvested options has an exercise price less than the $13.61 closing price of our stock on December 31, 2007.

(3)
The value of restricted stock vesting was calculated by multiplying the number of unvested shares by $13.61, with any performance measures through the end of 2007 factored into the calculation for Death or Disability but not for a Change-in-Control.

(4)
This reflects the anticipated payout rate for performance share awards with uncompleted performance cycles as of December 31, 2007.

(5)
Mr. Rotella was 50% vested in his SERP benefit as of the end of 2007. This amount represents the portion of Mr. Rotella's SERP benefit that would become non-forfeitable upon his death or permanent disability. There is no incremental value to Mr. Rotella in other termination situations.

(6)
Mr. Rotella's employment agreement provides that if any Company payments made upon termination after a change-in-control of the Company constitute a "parachute payment" under Section 280G of the Code, the Company would make a gross-up payment to Mr. Rotella. The gross-up payment would be equal to the amount necessary to cause the net amount retained by Mr. Rotella, after subtracting (i) the parachute payment excise tax imposed by Section 4999 of the Code, and (ii) any federal, state and local income taxes, FICA tax, and the Section 4999 excise tax on the gross-up payment, to be equal to the net amount Mr. Rotella would have retained had no Section 4999 excise tax been imposed and no Company gross-up payment been made.

(7)
In addition to the total values payable to Mr. Rotella upon each of the triggering events contained in this table, Mr. Rotella would have been entitled to receive or retain the following amounts, none of which would have increased or accelerated on his termination or a change-in-control of the Company: (i) all of his vested stock options reported at page 108, unless he is terminated for cause; (ii) his accrued benefits under our nonqualified deferred compensation plans, as reported at page 118, unless in the case of the SERP he is terminated for cause; (iii) his accrued benefits under the WaMu Pension Plan, as reported at page 114 and his accrued benefits under the ETRIP, as reported in footnote 3 to the Pension Benefits Table at page 114, in each case unless he is terminated for cause; (iv) his 2007 Leadership Bonus Plan cash bonus payout; and (v) his accrued benefits or amounts under Company plans that do not discriminate in favor of executive officers and that are available generally to all salaried employees, such as the WaMu Savings (401(k)) Plan. As of December 31, 2007, the aggregate of these amounts was $15,465,672, or $13,495,795 if Mr. Rotella had been terminated for cause.

(8)
Under Mr. Rotella's employment agreement, he would be required to execute a separation agreement with the Company upon termination to receive the benefits reported in this column. The separation agreement would contain a 24 month non-competition and non-solicitation covenant in favor of the Company.

(9)
Mr. Rotella's employment agreement provides that the Human Resources Committee may exclude any of his particular awards of restricted stock made after March 1, 2005 from acceleration upon the triggering event reported in this column.

(10)
These columns assume that the vesting of stock options and restricted stock accelerated on the consummation of the change-in-control because the Human Resources Committee did not provide for the assumption or substitution of unvested stock options and restricted stock by the acquiring company.

(11)
Note: For a change-in-control and subsequent termination of Mr. Rotella's employment, he would have received the "Total Value Upon Event" specified in the table in column D plus the "Total Value Upon Event" in either column E or column F, depending upon the circumstances of his termination.

James B. Corcoran

				Termination After Change-in-Control(8)(9)
	A	B	C	D	E
Type of Benefit	Death or Disability ($)	Termination Before a Change-in- Control by Company without Cause($)	Upon a Change-in- Control($)(8)	Termination by Company without Cause or by Executive with Good Reason($)	Termination by Executive without Good Reason($)
Cash Severance(1)	—	2,329,800	—	4,692,672	—
Option Vesting(2)	—	—	—	—	—
Restricted Stock Vesting(3)	253,421	—	424,229	—	—
Performance Share Vesting(4)	—	—	—	—	—
ETRIP Additional Service Credits	—	—	1,068,458	—	—
SERP Vesting(5)	3,520	—	—	—	—
280G Tax Gross Up(6)	—	—	—	—	—
Total Value Upon Event(7)	256,941	2,329,800	1,492,687	4,692,672	—

Total Value Upon CIC and Term. Events in Column D (Column C+D)				6,185,359

Total Value Upon CIC and Term. Event in Column E (Column C+E)					1,492,687

(1)
Mr. Corcoran's change-in-control agreement provides for a lump sum cash payment in the amount of three times his "annual compensation," as described at page 122, if within three years following a change-in-control, our successor terminates his employment without cause or Mr. Corcoran terminates his employment for good reason. In addition, his agreement contains provision that prohibits him from soliciting our employees, contractors or consultants to join one of our competitors, which would apply for one-year after termination of his employment. The amount shown in Column B represents payments we would have made under our new executive severance plan assuming it had been effective at December 31, 2007.

(2)
The value of stock option vesting reflected in the table is zero as none of the unvested options has an exercise price less than the $13.61 closing price of our stock on December 31, 2007.

(3)
The value of restricted stock vesting was calculated by multiplying the number of unvested shares by $13.61, with any performance measures through the end of 2007 factored into the calculation for Death or Disability but not for a Change-in-Control.

(4)
This reflects the anticipated payout rate for performance share awards with uncompleted performance cycles as of December 31, 2007.

(5)
Mr. Corcoran was 0% vested in his SERP benefit as of the end of 2007. This amount represents the portion of Mr. Corcoran's SERP benefit that would become non-forfeitable upon his death or permanent disability. There is no incremental value to Mr. Corcoran in other termination situations.

(6)
Mr. Corcoran's change-in-control agreement provides that if any Company payments made upon termination after a change-in-control of the Company constitute a "parachute payment" under Section 280G of the Code, the Company would make a gross-up payment to Mr. Corcoran. The gross-up payment would be equal to the amount necessary to cause the net amount retained by Mr. Corcoran, after subtracting (i) the parachute payment excise tax imposed by Section 4999 of the Code, and (ii) any federal, state and local income taxes, FICA tax, and the Section 4999 excise tax on the gross-up payment, to be equal to the net amount Mr. Corcoran would have retained had no Section 4999 excise tax been imposed and no Company gross-up payment been made.

(7)
In addition to the total values payable to Mr. Corcoran upon each of the triggering events contained in this table, Mr. Corcoran would have been entitled to receive or retain the following amounts, none of which would have increased or accelerated on his termination or a change-in-control of the Company: (i) all of his vested stock options reported at page 108, unless he is terminated for cause; (ii) his accrued benefits under our nonqualified deferred compensation plans, as reported at page 118, unless in the case of the SERP he is terminated for cause; (iii) his accrued benefits under the WaMu Pension Plan, as reported at page 114 and his accrued benefits under the ETRIP, as reported in footnote 3 to the Pension Benefits Table at page 114, in each case unless he is terminated for cause; (iv) his 2007 Leadership Bonus Plan cash bonus payout; and (v) his accrued benefits or amounts under Company plans that do not discriminate in favor of executive officers and that are available generally to all salaried employees, such as the WaMu Savings (401(k)) Plan. As of December 31, 2007, the aggregate of these amounts was $389,742, or $9,146 if Mr. Corcoran had been terminated for cause.

(8)
These columns assume that the vesting of stock options and restricted stock accelerated on the consummation of the change-in-control because the Human Resources Committee did not provide for the assumption of unvested stock options and restricted stock by the acquiring company.

(9)
Note: For a change-in-control and subsequent termination of Mr. Corcoran's employment, he would have received the "Total Value Upon Event" specified in the table in column C plus the "Total Value Upon Event" in either column D or column E, depending upon the circumstances of his termination.

Ronald J. Cathcart

				Termination After Change-in-Control(8)(9)
	A	B	C	D	E
Type of Benefit	Death or Disability ($)	Termination before a Change- in-Control by Company without Cause ($)	Upon a Change-in- Control ($)(8)	Termination by Company without Cause or by Executive with Good Reason ($)	Termination by Executive without Good Reason ($)
Cash Severance(1)	—	1,673,700	—	3,417,141	—
Option Vesting(2)	—	—	—	—	—
Restricted Stock Vesting(3)	161,360	—	834,489	—	—
Performance Share Vesting(4)	—	—	—	—	—
ETRIP Additional Service Credits	—	—	855,069	—	—
SERP Vesting(5)	27,349	—	—	—	—
280G Tax Gross Up(6)	—	—	—	1,869,620	—
Total Value Upon Event(7)	188,709	1,673,700	1,689,558	5,286,761	—

Total Value Upon CIC and Term. Events in Column D (Column C+D)				6,976,319

Total Value Upon CIC and Term. Event in Column E (Column C+E)					1,689,558

(1)
Mr. Cathcart's change in control agreement provides for a lump sum cash payment in the amount of three times his "annual compensation," as described at page 122, if within three years following a change-in-control, our successor terminates his employment without cause or Mr. Cathcart terminates his employment for good reason. In addition, his agreement contains provision that prohibits him from soliciting our employees, contractors or consultants to join one of our competitors, which would apply for one-year after termination of his employment. The amount shown in Column B represents payments we would have made under our new executive severance plan assuming it had been effective at December 31, 2007.

(2)
The value of stock option vesting reflected in the table is zero as none of the unvested options has an exercise price that is less than the $13.61 closing price of our stock on December 31, 2007.

(3)
The value of restricted stock vesting was calculated by multiplying the number of unvested shares by $13.61, with any performance measures through the end of 2007 factored into the calculation for Death or Disability but not for a Change-in-Control.

(4)
This reflects the anticipated payout rate for performance share awards with uncompleted performance cycles as of December 31, 2007.

(5)
Mr. Cathcart was 25% vested in his SERP benefit as of the end of 2007. This amount represents the portion of Mr. Cathcart's SERP benefit that would become non-forfeitable upon his death or permanent disability. There is no incremental value to Mr. Cathcart in other termination situations.

(6)
Mr. Cathcart's change in control agreement provides that if any Company payments made upon termination after a change-in-control of the Company constitute a "parachute payment" under Section 280G of the Code, the Company would make a gross-up payment to Mr. Cathcart. The gross-up payment would be equal to the amount necessary to cause the net amount retained by Mr. Cathcart, after subtracting (i) the parachute payment excise tax imposed by Section 4999 of the Code, and (ii) any federal, state and local income taxes, FICA tax, and the Section 4999 excise tax on the gross-up payment, to be equal to the net amount Mr. Cathcart would have retained had no Section 4999 excise tax been imposed and no Company gross-up payment been made.

(7)
In addition to the total values payable to Mr. Cathcart upon each of the triggering events contained in this table, Mr. Cathcart would have been entitled to receive or retain the following amounts, none of which would have increased or accelerated on his termination or a change-in-control of the Company: (i) all of his vested stock options reported at page 108, unless he is terminated for cause; (ii) his accrued benefits under our nonqualified deferred compensation plans, as reported at page 118, unless in the case of the SERP he is terminated for cause; (iii) his accrued benefits under the WaMu Pension Plan, as reported at page 114 and his accrued benefits under the ETRIP, as reported in footnote 3 to the Pension Benefits Table at page 114, in each case unless he is terminated for cause; (iv) his 2007 Leadership Bonus Plan cash bonus payout; and (v) his accrued benefits or amounts under Company plans that do not discriminate in favor of executive officers and that are available generally to all salaried employees, such as the WaMu Savings (401(k)) Plan. As of December 31, 2007, the aggregate of these amounts was $340,895, or $9,450 if Mr. Cathcart had been terminated for cause.

(8)
These two columns assume that the vesting of stock options and restricted stock accelerated on the consummation of the change-in-control because the Human Resources Committee did not provide for the assumption of unvested stock options and restricted stock by the acquiring company.

(9)
Note: For a change-in-control and subsequent termination of Mr. Cathcart's employment, he would have received the "Total Value Upon Event" specified in the table in column C plus the "Total Value Upon Event" in either column D or column E, depending upon the circumstances of his termination.

Fay L. Chapman

				Termination After Change-in-Control(6)(7)
	A	B	C	D	E
Type of Benefit	Death or Disability ($)	Termination before a Change- in-Control by Company without Cause ($)	Upon a Change-in- Control ($)(6)	Termination by Company without Cause or by Executive with Good Reason ($)	Termination by Executive without Good Reason ($)
Cash Severance(1)	3,181,000	3,181,000	—	3,181,000	—
Option Vesting(2)	—	—	—	—	—
Restricted Stock Vesting(3)	457,886	—	1,375,785	—	—
Performance Share Vesting(4)	—	—	—	—	—
ETRIP Additional Service Credits	—	—	1,065,505	—	—
280G Tax Gross Up	—	—	—	—	—
Total Value Upon Event(5)	3,638,886	3,181,000	2,441,290	3,181,000	—

Total Value Upon CIC and Term. Events in Column D (Column C+D)				5,622,290

Total Value Upon CIC and Term. Event in Column E (Column C+E)					2,441,290

(1)
Amounts shown represent $531,000 in base salary through June 30, 2008 under the terms of Ms. Chapman's severance agreement and $2,650,000 in consulting fees payable under her consulting agreement to be effective July 1, 2008. For purposes of cash severance, "cause" for Ms. Chapman means a material breach by her of the terms of her severance agreement, and "good reason" means a material breach by us of the terms of her severance agreement.

(2)
The value of stock option vesting reflected in the table is zero as none of the unvested options has an exercise price that is less than the $13.61 closing price of our stock on December 31, 2007.

(3)
The value of restricted stock vesting was calculated by multiplying the number of unvested shares by $13.61, with any performance measures through the end of 2007 factored into the calculation for Death or Disability but not for a Change-in-Control.

(4)
This reflects the anticipated payout rate for performance share awards with uncompleted performance cycles as of December 31, 2007.

(5)
In addition to the total values payable to Ms. Chapman upon each of the triggering events contained in this table, Ms. Chapman would have been entitled to receive or retain the following amounts, none of which would have increased or accelerated on her termination or a change-in-control of the Company: (i) all of her vested stock options reported at page 108, unless she is terminated for cause; (ii) her accrued benefits under our nonqualified deferred compensation plans, as reported at page 118, unless in the case of the SERP and SERAP she is terminated for cause; (iii) her accrued benefits under the WaMu Pension Plan, as reported at page 114, and unless she is terminated for cause, her accrued benefits under the ETRIP, as reported in footnote 3 to the Pension Benefits Table at page 114; (iv) her 2007 Leadership Bonus Plan cash bonus payout; and (v) her accrued benefits or amounts under Company plans that do not discriminate in favor of executive officers and that are available generally to all salaried employees, such as the WaMu Savings (401(k)) Plan. As of December 31, 2007, the aggregate of these amounts was $4,293,215, or $2,077,318 if Ms. Chapman had been terminated for cause.

(6)
These columns assume that the vesting of stock options and restricted stock accelerated on the consummation of the change-in-control because the Human Resources Committee did not provide for the assumption of unvested stock options and restricted stock by the acquiring company.

(7)
Note:    For a change-in-control and subsequent termination of Ms. Chapman's employment, she would have received the "Total Value Upon Event" specified in the table in column C plus the "Total Value Upon Event" in either column D or column E, depending upon the circumstances of her termination.

Compensation of Non-Employee Directors

        Our Board of Directors, acting upon a recommendation from the Governance Committee, annually determines the non-employee directors' compensation for serving on the Board and its committees. In establishing non-employee director compensation, the Board and the Governance Committee are guided by the following goals:

  •
  Compensation should consist of a combination of cash and equity awards that are designed to pay the directors fairly for work required for a company of our size and scope;

  •
  Compensation should align the directors' interests with the long-term interests of shareholders; and

  •
  Compensation should assist with attracting and retaining qualified directors.

        In making its recommendation, the Governance Committee considers information received from Towers Perrin, the compensation consulting firm, regarding competitive information on outside director compensation for Fortune 500 companies generally and for the peer banks we use to benchmark executive compensation, as discussed at page 86. Towers Perrin also provides recommendations for our non-employee director compensation program. The chair of the Governance Committee engages Towers Perrin to perform the analysis provided to the Committee. The Governance Committee and Board most recently completed this process in December 2007, and determined that our director compensation for 2008 should change slightly from 2007, as noted below. We do not pay director compensation to directors who are also our employees. The elements of compensation paid to non-employee directors for their service on our Board are described below.

Cash Compensation

        Non-employee directors receive the following cash payments for their service on our Board of Directors and Board committees:

  •
  an annual cash retainer of $60,000;

  •
  $750 for attendance at each purely telephonic Board meeting or committee meeting;

  •
  $1,500 for attendance in person or by telephone at each other Board meeting or committee meeting;

  •
  an annual retainer of $10,000 to the chair of each of the Finance, Human Resources and Governance Committees;

  •
  an annual retainer of $7,500 to the chair of the Corporate Relations Committee;

  •
  an annual retainer of $20,000 to the chair of the Audit Committee (increased from $15,000 in 2007); and

  •
  an annual retainer of $25,000 for the Lead Independent Director (increased from $5,000 in 2007).

        Each Corporate Development Committee member other than Mr. Killinger receives an annual cash retainer of $6,000 in lieu of any fees for committee meeting attendance.

        Directors who resign or retire from our Board receive a prorated portion of the applicable cash retainers based upon their service on the Board and Board committees during the year. During 2007, we did not provide perquisites to any director in an amount that is reportable under applicable SEC rules and regulations. We directly pay or reimburse all non-employee directors for parking, travel and accommodation expenses in connection with attendance at Board and committee meetings. When a director retires from our Board, it is our practice to make a $10,000 cash donation in the retiring director's name to a charitable entity selected by the director.

Stock Compensation

        Each non-employee director is eligible for an annual grant of options to purchase Company common stock and shares of restricted stock issued from our Amended and Restated 2003 Equity Incentive Plan, as recommended by our Governance Committee. The options and restricted stock we award to our directors vest on the first anniversary of the date of grant, subject to earlier vesting on termination of service in certain circumstances. Shares of restricted stock for directors accrue regularly-declared Company dividends in the form of additional shares of restricted stock.

  Deferred Compensation

        Our directors are also eligible to participate in our Deferred Compensation Plan, which is described in greater detail at page 119. The Deferred Compensation Plan allows eligible directors to defer their vested restricted stock and their fees and retainers payable for their service on the Board and Board committees.

Director Compensation in 2007

        The table below shows compensation we paid our non-employee directors for 2007. Mr. Chazen is not included because he joined our Board in 2008.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Anne V. Farrell	97,500	73,879	31,281	—	—	202,680
Stephen E. Frank	127,250	70,233	29,736	206	46,600	274,025
Thomas C. Leppert	82,750	25,190	29,736	—	—	137,676
Charles M. Lillis	90,000	25,190	29,736	—	—	144,926
Phillip D. Matthews	101,250	25,190	29,736	—	—	156,176
Regina T. Montoya	77,500	21,353	28,150	—	—	127,003
Michael K. Murphy	97,500	70,233	29,736	—	—	197,469
Margaret Osmer McQuade	94,500	70,233	29,736	—	—	194,469
Mary E. Pugh	96,250	70,233	29,736	—	—	196,219
William G. Reed Jr.	109,750	70,233	29,736	—	—	209,719
Orin C. Smith	90,750	70,233	29,736	—	—	190,719
James H. Stever	109,750	70,233	29,736	—	—	209,719

(1)
The amounts in this column represent the annual cash retainers and cash meeting fees paid to our non-employee directors for service during 2007.

(2)
This column reflects the dollar amount recognized for financial statement reporting purposes for 2007 in accordance with FAS 123R for awards of unvested restricted stock. The fair value of Company restricted stock is based on the market value of our common stock on the applicable measurement date for accounting purposes. For additional information, see Note 21 to the Washington Mutual, Inc. and Subsidiaries Consolidated Financial Statements contained in the Company's Form 10-K for the year-ended December 31, 2007. As of December 31, 2007, each non-employee director held the following number of shares of unvested restricted stock (including dividend shares) issued as stock awards: Mrs. Farrell: 3,452, Mr. Frank: 3,451, Mr. Leppert: 1,678,

  Mr. Lillis: 1,678, Mr. Matthews: 3,053, Ms. Montoya: 1,678, Mr. Murphy: 3,452, Ms. Osmer McQuade: 1,678, Ms. Pugh: 2,781, Mr. Reed: 3,452, Mr. Smith: 1,678, and Mr. Stever: 3,452. The grant date fair value computed in accordance with FAS 123R for each restricted stock award granted in 2007 and reported in this column was $70,043.

(3)
This column reflects the dollar amount recognized for financial statement reporting purposes for 2007 in accordance with FAS 123R for stock option awards. For information regarding significant factors, assumptions and methodologies used in determining the fair value of our stock options, see Note 21 to the Washington Mutual, Inc. and Subsidiaries Consolidated Financial Statements contained in the Company's Form 10-K for the year-ended December 31, 2007, as supplemented by the table at page 107. The grant date fair value computed in accordance with FAS 123R for each stock option award granted in 2007 and reported in this column was $29,696. As of December 31, 2007, each non-employee director held the following number of shares of vested and unvested Company stock options granted as option awards:

Name	Vested Stock Options	Unvested Stock Options
Anne V. Farrell	46,333	3,712
Stephen E. Frank	46,333	3,712
Thomas C. Leppert	3,333	3,712
Charles M. Lillis	3,333	3,712
Phillip D. Matthews	48,708	3,712
Regina T. Montoya	0	3,712
Michael K. Murphy	41,833	3,712
Margaret Osmer McQuade	21,018	3,712
Mary E. Pugh	37,333	3,712
William G. Reed Jr.	8,333	3,712
Orin C. Smith	3,333	3,712
James H. Stever	41,833	3,712

(4)
The amount shown for Mr. Frank represents above-market interest on his vested balance in an unfunded deferred compensation plan for certain former directors of Great Western Financial Corporation, for which we assumed responsibility as successor to Great Western. No additional compensation may be deferred under this plan. Interest accrues on fund balances outstanding within the plan at enhanced rates. In accordance with applicable SEC regulations, the reported above-market interest consists of earnings to the extent the interest rate exceeded 120% of the applicable federal long-term rate (the "Benchmark Rate"). Mr. Frank's enhanced rate for 2007 was 6.31%, which exceeded the Benchmark Rate of 6.27%.

(5)
For Mr. Frank, this column includes certain retirement benefits to which he is entitled under an unfunded directors' retirement plan for which our Company assumed responsibility as successor to Great Western Financial Corporation. Upon termination of service on Great Western's board of directors, each eligible director became entitled under the plan to an annual retirement benefit equal to the sum of the annual retainer previously paid to members of the Great Western board plus 12 times the monthly meeting fee, both as in effect at the time of the director's termination. Benefits are payable for a period equal to the number of years that the eligible director served as a Great Western director and will be provided to the surviving spouse or other designated beneficiary following an eligible director's death. Pursuant to the plan, Mr. Frank is entitled to receive quarterly payments of $11,650. Mr. Frank is entitled to receive these payments until October 2008.

PART IV

Exhibits

(b)
Exhibits:

        The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index of Exhibits to this Annual Report on Form 10-K (pages E-1 through E-5).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 22, 2008.

WASHINGTON MUTUAL, INC.
/s/ THOMAS W. CASEY Thomas W. Casey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

WASHINGTON MUTUAL, INC.
INDEX OF EXHIBITS
DESCRIPTION

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of the Company, as amended on January 22, 2001, February 8, 2001, June 22, 2006, September 15, 2006, December 12, 2006, May 23, 2007 and December 17, 2007. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-14667 (the "2007 10-K")).
3.2	Restated Bylaws of the Company, as amended (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-14667 (the "2006 10-K")).
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
10.2
Washington Mutual, Inc. Amended and Restated 2003 Equity Incentive Plan (the "Restated EIP") (Incorporated by reference to the Company's Definitive Proxy Statement on Form 14A filed March 17, 2006 (the "2006 Proxy"), File No. 1-14667), as amended by (i) an Amendment No. 1 to the Restated EIP (Incorporated by reference to the 2006 10-K), including (ii) a Form of EIP Stock Option Agreement (3-Year, Price Vesting) (Incorporated by reference to the 2007 10-K), (iii) a Form of the EIP Stock Option Agreement (4-Year, Price Vesting) (Incorporated by reference to the 2007 10-K), (iv) a Form of the EIP Restricted Stock Award Agreement (3-Year, Performance Vesting) (Incorporated by reference to the 2007 10-K), and (v) a Form of the EIP Restricted Stock Award Agreement (3-Year Vesting) (Incorporated by reference to the 2007 10-K).
10.3	Form of Cash Long Term Incentive Award (Incorporated by reference to the 2007 10-K).
10.4	Washington Mutual, Inc. Executive Incentive Compensation Plan (Incorporated by reference to the 2006 Proxy).
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
10.8
WaMu Savings Plan as amended and restated effective January 1, 2006 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 10-K"), File No. 1-14667), as amended by (i) an Amendment No. 1 to the WaMu Savings Plan (Incorporated by reference to the 2006 10-K), (ii) an Amendment No. 2 to the WaMu Savings Plan (Incorporated by reference to the 2006 10-K), (iii) an Amendment No. 3 to the WaMu Savings Plan (Incorporated by reference to the 2007 10-K), and (iv) an Amendment No. 4 to the WaMu Savings Plan (Incorporated by reference to the 2007 10-K).
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
10.11
Washington Mutual, Inc. Deferred Compensation Plan (the "DCP"), amended and restated effective July 20, 2004 (Incorporated by reference to the 2004 10-K), as amended by (i) an Amendment No. 1 to the DCP (Incorporated by reference to the 2005 10-K), (ii) an Amendment No. 2 to the DCP (Incorporated by reference to the 2005 10-K), (iii) an Amendment No. 3 to the DCP (Incorporated by reference to the 2007 10-K), (iv) an Amendment No. 4 to the DCP (Incorporated by reference to the 2006 10-K), and (v) an Amendment No. 5 to the DCP (Incorporated by reference to the Company's Current Form 8-K filed November 15, 2007, File No. 1-14667).
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
10.24	Executive Severance and Mutual Release Agreement dated December 10, 2007 by and between the Company and Fay Chapman (Incorporated by reference to the 2007 10-K).
12.1	Computation of Ratios of Earnings to Fixed Charges (Incorporated by reference to the 2007 10-K).
12.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (Incorporated by reference to the 2007 10-K).
21	List of Subsidiaries of the Registrant (Incorporated by reference to the 2007 10-K).
23	Consent of Deloitte & Touche LLP (Incorporated by reference to the 2007 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the 2007 10-K).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the 2007 10-K).

QuickLinks

WASHINGTON MUTUAL, INC. 2007 ANNUAL REPORT ON FORM 10-K/A TABLE OF CONTENTS
Explanatory Note
PART II
PART III
Standard & Poor's Financial Index Companies in the Performance Share Peer Group for Awards in the 2004-2006 Performance Cycle
PART IV
SIGNATURES
WASHINGTON MUTUAL, INC. INDEX OF EXHIBITS DESCRIPTION