Form 10-Q
period 2008-06-30
WASHINGTON MUTUAL, INC
filed 2008-08-11
CIK 933136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the issuer's classes of common stock as of July 31, 2008:

Common Stock — 1,705,359,302(1)
(1)Includes 6,000,000 shares held in escrow.

 WASHINGTON MUTUAL, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008
TABLE OF CONTENTS

Page
PART I – Financial Information	1
Item 1. Financial Statements	1
Consolidated Statements of Income (Unaudited) – Three and Six Months Ended June 30, 2008 and 2007	1
Consolidated Statements of Financial Condition (Unaudited) – June 30, 2008 and December 31, 2007	2
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited) – Six Months Ended June 30, 2008 and 2007	3
Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended June 30, 2008 and 2007	4
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Risk Factors	31
Controls and Procedures	32
Critical Accounting Estimates	33
Overview	35
Recently Issued Accounting Standards Not Yet Adopted	37
Summary Financial Data	38
Earnings Performance	39
Review of Financial Condition	48
Operating Segments	54
Off-Balance Sheet Activities	60
Risk Management	62
Credit Risk Management	63
Liquidity Risk and Capital Management	76
Market Risk Management	80
Operational Risk Management	85
Goodwill Litigation	86
Item 3. Quantitative and Qualitative Disclosures About Market Risk	80
Item 4. Controls and Procedures	32
PART II – Other Information	88
Item 1. Legal Proceedings	88
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	93
Item 4. Submission of Matters to a Vote of Security Holders	94
Item 6. Exhibits	95

i

Part I – FINANCIAL INFORMATION

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Interest Income
Loans held for sale	$52	$421	$138	$984
Loans held in portfolio	3,604	3,786	7,559	7,686
Available-for-sale securities	335	351	691	682
Trading assets	117	108	233	221
Other interest and dividend income	94	82	171	183

Total interest income	4,202	4,748	8,792	9,756
Interest Expense
Deposits	1,115	1,723	2,443	3,495
Borrowings	791	991	1,878	2,146

Total interest expense	1,906	2,714	4,321	5,641

Net interest income	2,296	2,034	4,471	4,115
Provision for loan losses	5,913	372	9,423	606

Net interest income (expense) after provision for loan losses	(3,617)	1,662	(4,952)	3,509
Noninterest Income
Revenue from sales and servicing of home mortgage loans	(109)	300	302	425
Revenue from sales and servicing of consumer loans	159	403	407	846
Depositor and other retail banking fees	767	720	1,470	1,385
Credit card fees	177	183	358	355
Securities fees and commissions	64	70	122	131
Insurance income	32	29	63	58
Loss on trading assets	(305)	(145)	(521)	(253)
Gain (loss) on other available-for-sale securities	(402)	7	(384)	41
Gain (loss) on extinguishment of borrowings	100	(14)	113	(7)
Other income	78	205	199	318

Total noninterest income	561	1,758	2,129	3,299
Noninterest Expense
Compensation and benefits	939	977	1,853	1,979
Occupancy and equipment	460	354	818	731
Telecommunications and outsourced information services	123	132	253	261
Depositor and other retail banking losses	61	58	124	119
Advertising and promotion	103	113	208	211
Professional fees	57	55	96	93
Foreclosed asset expense	217	56	372	95
Other expense	443	393	831	755

Total noninterest expense	2,403	2,138	4,555	4,244
Minority interest expense	75	42	151	85

Income (loss) before income taxes	(5,534)	1,240	(7,529)	2,479
Income taxes	(2,206)	410	(3,063)	865

Net Income (Loss)	$(3,328)	$830	$(4,466)	$1,614

Net Income (Loss) Applicable to Common Stockholders	$(6,689)	$822	$(7,892)	$1,599

Earnings Per Common Share:
Basic	$(6.58)	$0.95	$(8.43)	$1.83
Diluted	(6.58)	0.92	(8.43)	1.78
Dividends declared per common share	0.01	0.55	0.16	1.09
Basic weighted average number of common shares outstanding (in thousands)	1,016,081	868,968	936,502	871,876
Diluted weighted average number of common shares outstanding (in thousands)	1,016,081	893,090	936,502	896,304

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30, 2008	December 31, 2007
	(dollars in millions)
Assets
Cash and cash equivalents	$7,235	$9,560
Federal funds sold and securities purchased under agreements to resell	2,750	1,877
Trading assets (including securities pledged of zero and $388)	2,308	2,768
Available-for-sale securities, total amortized cost of $25,756 and $27,789:
Mortgage-backed securities (including securities pledged of $121 and $1,221)	18,241	19,249
Investment securities (including securities pledged of $112 and $3,078)	6,134	8,291

Total available-for-sale securities	24,375	27,540
Loans held for sale	1,877	5,403
Loans held in portfolio	239,627	244,386
Allowance for loan losses	(8,456)	(2,571)

Loans held in portfolio, net	231,171	241,815
Investment in Federal Home Loan Banks	3,498	3,351
Mortgage servicing rights	6,175	6,278
Goodwill	7,284	7,287
Other assets	23,058	22,034

Total assets	$309,731	$327,913

Liabilities
Deposits:
Noninterest-bearing deposits	$31,112	$30,389
Interest-bearing deposits	150,811	151,537

Total deposits	181,923	181,926
Federal funds purchased and commercial paper	75	2,003
Securities sold under agreements to repurchase	214	4,148
Advances from Federal Home Loan Banks	58,363	63,852
Other borrowings	30,590	38,958
Other liabilities	8,566	8,523
Minority interests	3,914	3,919

Total liabilities	283,645	303,329
Stockholders' Equity
Preferred stock	3,392	3,392
Common stock, no par value: 3,000,000,000 shares authorized, 1,705,343,797 and 869,036,088 shares issued and outstanding	–	–
Capital surplus – common stock	12,916	2,630
Accumulated other comprehensive loss	(1,079)	(359)
Retained earnings	10,857	18,921

Total stockholders' equity	26,086	24,584

Total liabilities and stockholders' equity	$309,731	$327,913

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Number of Common Shares	Preferred Stock	Capital Surplus – Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(in millions)
BALANCE, December 31, 2006	944.5	$492	$5,825	$(287)	$20,939	$26,969
Cumulative effect from the adoption of FASB Interpretation No. 48	–	–	–	–	(6)	(6)

Adjusted balance	944.5	492	5,825	(287)	20,933	26,963
Comprehensive income:
Net income	–	–	–	–	1,614	1,614
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	–	(303)	–	(303)
Net unrealized gain from cash flow hedging instruments	–	–	–	22	–	22

Total comprehensive income	–	–	–	–	–	1,333
Cash dividends declared on common stock	–	–	–	–	(961)	(961)
Cash dividends declared on preferred stock	–	–	–	–	(15)	(15)
Common stock repurchased and retired	(74.9)	–	(3,297)	–	–	(3,297)
Common stock issued	6.1	–	187	–	–	187

BALANCE, June 30, 2007	875.7	$492	$2,715	$(568)	$21,571	$24,210

BALANCE, December 31, 2007	869.0	$3,392	$2,630	$(359)	$18,921	$24,584
Cumulative effect from the adoption of accounting pronouncements, net of income taxes	–	–	–	–	(36)	(36)

Adjusted balance	869.0	3,392	2,630	(359)	18,885	24,548
Comprehensive loss:
Net loss	–	–	–	–	(4,466)	(4,466)
Other comprehensive income (loss), net of tax:
Net unrealized loss from securities arising during the period, net of reclassification adjustments	–	–	–	(702)	–	(702)
Net unrealized loss from cash flow hedging instruments	–	–	–	(23)	–	(23)
Amortization and deferral of gains, losses and prior service costs from defined benefit plans	–	–	–	5	–	5

Total comprehensive loss	–	–	–	–	–	(5,186)
Preferred stock issued	–	5,010	–	–	–	5,010
Conversion of preferred stock into common stock	646.5	(5,010)	5,010	–	–	–
Common stock issued	189.8	–	1,552	–	–	1,552
Warrants issued	–	–	434	–	–	434
Beneficial conversion feature	–	–	3,290	–	(3,290)	–
Cash dividends declared on common stock	–	–	–	–	(140)	(140)
Cash dividends declared on preferred stock	–	–	–	–	(136)	(136)
Cash dividends returned(1)	–	–	–	–	4	4

BALANCE, June 30, 2008	1,705.3	$3,392	$12,916	$(1,079)	$10,857	$26,086

(1)
Represents accumulated dividends on shares returned from escrow.

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$(4,466)	$1,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	9,423	606
Loss (gain) from home mortgage loans	19	(214)
Gain from credit card loans	–	(259)
Loss (gain) on available-for-sale securities	384	(41)
(Gain) loss on extinguishment of borrowings	(113)	7
Depreciation and amortization	150	306
Change in fair value of MSR	492	333
Stock dividends from Federal Home Loan Banks	(72)	(55)
Capitalized interest income from option adjustable-rate mortgages	(591)	(706)
Origination and purchases of loans held for sale, net of principal payments	(18,605)	(54,637)
Proceeds from sales of loans originated and held for sale	20,271	57,928
Net decrease (increase) in trading assets	481	(825)
Increase in other assets	(570)	(382)
(Decrease) increase in other liabilities	(437)	80

Net cash provided by operating activities	6,366	3,755
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(5,694)	(8,981)
Proceeds from sales of available-for-sale securities	6,822	4,370
Principal payments and maturities on available-for-sale securities	1,566	1,227
Purchases of Federal Home Loan Bank stock	(130)	(24)
Redemption of Federal Home Loan Bank stock	55	1,188
Origination and purchases of loans held in portfolio, net of principal payments	2,138	6,526
Proceeds from sales of loans	19	22,692
Proceeds from sales of foreclosed assets	545	354
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(873)	476
Purchases of premises and equipment, net	(30)	(123)

Net cash provided by investing activities	4,418	27,705

(The Consolidated Statements of Cash Flows are continued on the next page.)

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

(Continued from the previous page.)

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash Flows from Financing Activities
Decrease in deposits	$(3)	$(12,576)
(Decrease) increase in short-term borrowings	(5,512)	1,907
Proceeds from long-term borrowings	–	13,054
Repayments of long-term borrowings	(8,828)	(10,120)
Proceeds from advances from Federal Home Loan Banks	19,157	20,016
Repayments of advances from Federal Home Loan Banks	(24,647)	(42,904)
Proceeds from issuance of preferred stock	5,010	–
Proceeds from issuance of common stock	1,552	154
Proceeds from issuance of warrants	434	–
Proceeds from issuance of preferred securities by subsidiary	–	497
Cash dividends paid on preferred and common stock	(276)	(976)
Repurchase of common stock	–	(3,297)
Other	4	4

Net cash used by financing activities	(13,109)	(34,241)

Decrease in cash and cash equivalents	(2,325)	(2,781)
Cash and cash equivalents, beginning of period	9,560	6,948

Cash and cash equivalents, end of period	$7,235	$4,167

Noncash Activities
Conversion of preferred stock into common stock	$5,010	$–
Loans exchanged for mortgage-backed securities	59	472
Real estate acquired through foreclosure	1,088	627
Loans transferred from held for sale to held in portfolio	1,434	2,624
Loans transferred from held in portfolio to held for sale	2	2,908
Cash Paid During the Period For
Interest on deposits	$2,461	$3,556
Interest on borrowings	1,991	2,404
Income taxes	149	1,146

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

        The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual, Inc.'s 2007 Annual Report on Form 10-K/A.

  Cumulative Effect from the Adoption of Accounting Pronouncements

        On January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements ("Statement No. 157"), Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("Issue No. 06-4") and EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements ("Issue No. 06-10"). The cumulative effect, net of income taxes, on the Consolidated Statements of Stockholders' Equity and Comprehensive Income upon the adoption of Statement No. 157, Issue No. 06-4 and Issue No. 06-10 was $1 million, $(35) million and $(2) million.

  Recently Issued Accounting Standards Not Yet Adopted

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133 ("Statement No. 161"). Statement No. 161 amends and requires enhanced qualitative, quantitative and credit risk disclosures about an entity's derivative and hedging activities, but does not change the scope or accounting principles of Statement No. 133. Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Because Statement No. 161 impacts the Company's disclosure and not its accounting treatment for derivative financial instruments and related hedged items, the Company's adoption of Statement No. 161 will not impact the Consolidated Statement of Income and the Consolidated Statement of Financial Condition.

        In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the effect FSP FAS 142-3 will have on the Consolidated Financial Statements.

        In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("Statement No. 162"). Statement No. 162 is intended to improve financial reporting by

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the effect, if any, that Statement No. 162 will have on the Consolidated Financial Statements.

        In May 2008, the FASB issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 ("Statement No. 163"). Statement No. 163 requires an insurance enterprise that issues financial guarantee insurance contracts to initially recognize the premiums received (or premiums expected to be received) for issuing the contracts as unearned premium revenue and to recognize that premium revenue over the period of the contract and in proportion to the amount of insurance protection provided. Statement No. 163 also requires recognition of a claim liability before an event of default if there is evidence that credit deterioration of the guaranteed obligation has occurred. This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities and claim liabilities. Statement No. 163 requires that disclosures about the risk-management activities of the insurance enterprise and its claim liabilities be effective for the first period (including interim periods) beginning after its issuance. The Company is currently evaluating the effect, if any, that Statement No. 163 will have on the Consolidated Financial Statements.

        In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash (i.e., if the investor elects to convert, the issuer has the right to pay some or all of the conversion value in cash rather than to settle the conversion value fully in shares). Such guidance is effective for fiscal years and interim periods beginning after December 15, 2008. It requires retrospective application to instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. The Company is currently evaluating the effect that FSP APB 14-1 will have on the Consolidated Financial Statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the process of allocating earnings for purposes of computing earnings per share pursuant to the two-class method that is described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early application is not permitted. The Company is currently evaluating the effect, if any, FSP EITF 03-6-1 will have on the Consolidated Financial Statements.

        In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("Issue No. 07-5"). Issue No. 07-5 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of January 1, 2009. The cumulative effect of the change in accounting principle, if any, shall be recognized as an adjustment to

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

beginning retained earnings as of January 1, 2009. The Company is currently evaluating the effect, if any, that Issue No. 07-5 will have on the Consolidated Financial Statements.

        In June 2008, the FASB ratified the consensus reached by the EITF on Issue No 08-3, Accounting By Lessees for Maintenance Deposits ("Issue No. 08-3"), which clarifies that maintenance deposits shall be recognized as deposit assets and the amount that is not probable of being returned shall be recognized as additional expense. Issue No. 08-3 is effective for financial statements that are issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the effect, if any, that Issue No. 08-3 will have on the Consolidated Financial Statements.

        In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 08-4, Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("Issue No. 08-4"). Such guidance shall be effective for financial statements that are issued for fiscal years ending after December 15, 2008, with early application permitted. The Company does not expect the application of Issue No. 08-4 to have a material effect on the Consolidated Financial Statements.

Note 2: Restructuring Activities

        In the second quarter of 2008, the Company implemented a series of initiatives designed to further consolidate the Home Loans business and corporate support and other business functions and significantly reduce future operating costs. As part of these activities, the Company discontinued all lending conducted through its wholesale channel, closed all of its remaining freestanding home loan centers and sales offices, closed or consolidated certain loan fulfillment centers and reduced functions that primarily supported home loans activities that have been discontinued. In connection with these activities, the Company expects to incur pre-tax restructuring charges of approximately $390 million, which consists of approximately $110 million in termination benefits, approximately $140 million in lease terminations and other decommissioning costs and approximately $140 million in fixed asset write-downs. Of the total expense expected to be incurred, $204 million was recorded in the second quarter of 2008, which consisted of $66 million in employee termination benefits, $46 million in lease termination and other decommissioning costs and $92 million of fixed asset write-downs. These restructuring activities are expected to be substantially completed by the fourth quarter of 2008.

        Charges for termination benefits were recorded in compensation and benefits expense; charges for lease terminations, other decommissioning costs and fixed asset write-downs were recorded in occupancy and equipment expense in the Consolidated Statements of Income. All of these charges were recorded within the Corporate Support/Treasury and Other category of the Company's operating segment structure.

        At June 30, 2008, the outstanding liability of these restructuring charges was $103 million. Substantially all of the outstanding liability related to termination benefits is expected to be paid during the remainder of 2008. The liability related to lease terminations is expected to be paid over the remaining terms of the leases, substantially all of which will expire by December 31, 2013.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3: Mortgage Banking Activities

        Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain (loss) from home mortgage loans and originated mortgage-backed securities(1)	$(162)	$66	$(19)	$214
Revaluation gain (loss) from derivatives economically hedging loans held for sale	11	126	(9)	72

Gain (loss) from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	(151)	192	(28)	286
Servicing activity:
Home mortgage loan servicing revenue(2)	438	526	908	1,041
Change in MSR fair value due to payments on loans and other	(301)	(401)	(531)	(757)
Change in MSR fair value due to valuation inputs or assumptions	542	530	42	434
Revaluation loss from derivatives economically hedging MSR	(637)	(547)	(89)	(579)

Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments	42	108	330	139

Total revenue from sales and servicing of home mortgage loans	$(109)	$300	$302	$425

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

        Changes in the balance of mortgage servicing rights ("MSR") were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007		2008	2007
	(in millions)
Fair value, beginning of period	$5,726		$6,507	$6,278		$6,193
Home loans:
Additions	205		592	386		1,351
Change in MSR fair value due to payments on loans and other	(301)		(401)	(531)		(757)
Change in MSR fair value due to valuation inputs or assumptions	542		530	42		434
Sale of MSR	–		–	(1)		–
Net change in commercial real estate MSR(1)	3		3	1		10

Fair value, end of period	$6,175		$7,231	$6,175		$7,231

Unrealized gain still held(2)	$544	$	N/A	$42	$	N/A

(1)
Changes in commercial real estate MSR fair value are included in other income on the Consolidated Statements of Income.
(2)
Pursuant to the disclosure requirements of Statement No. 157 that was adopted by the Company on January 1, 2008, this represents the amount of gains for the period included in earnings attributable to the change in unrealized gains relating to MSR still held at June 30, 2008.

        Changes in the portfolio of mortgage loans serviced for others were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Balance, beginning of period	$449,126	$467,782	$456,484	$444,696
Home loans:
Additions	9,828	29,949	19,690	74,500
Sale of servicing	–	–	(109)	–
Loan payments and other	(17,534)	(24,213)	(34,711)	(46,682)
Net change in commercial real estate loans	181	1,349	247	2,353

Balance, end of period	$441,601	$474,867	$441,601	$474,867

Note 4: Guarantees

        In the ordinary course of business, the Company sells loans to third parties and in certain circumstances retains credit risk exposure on those loans and may be required to repurchase them. The Company may also be required to repurchase sold loans when representations and warranties made by the Company in connection with those sales are breached. Under certain circumstances, such as when a loan sold to an investor and serviced by the Company fails to perform according to its contractual terms within the six months after its origination or upon written request of the investor, the Company will review the loan file to determine whether or not errors may have been made in the process of originating the loan. If errors are discovered and it is determined that such errors constitute a breach

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

of a representation or warranty made to the investor in connection with the Company's sale of the loan, then if the breach had a material adverse effect on the value of the loan, the Company will be required to either repurchase the loan or indemnify the investor for losses sustained. Reserves established to repurchase loans or indemnify investors are recorded as a reduction to revenue from sales and servicing of home loans on the Consolidated Statements of Income.

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

        The Company has recorded reserves of $375 million and $268 million as of June 30, 2008 and December 31, 2007, to cover its estimated exposure related to all of the aforementioned loss contingencies.

        From time to time, the Company and its subsidiaries enter into agreements in connection with the issuance of debt or equity securities which contain standard representations, warranties and indemnifications to third parties against damages, losses and expenses arising from those transactions. The extent of the Company's obligation under these agreements depends on the occurrence of future events that cannot be determined. Accordingly, the Company's potential future liability under these agreements cannot be estimated and it has therefore not accrued for these potential future liabilities.

Note 5: Covered Bond Program

        In September 2006, WMB launched a €20 billion Covered Bond Program ("the Program") intended to diversify its investor base, lengthen the maturity profile of its liabilities and provide an additional source of stable funding. Under the Program, the Company may, from time to time, issue floating rate US dollar-denominated mortgage bonds secured principally by its portfolio of residential mortgage loans to a statutory trust not affiliated with the Company, which in turn will issue Euro-denominated covered bonds secured by the mortgage bonds.

        At June 30, 2008 and December 31, 2007, €6.00 billion in principal amount of Euro-denominated covered bonds with an average interest rate of 4.08% and $7.78 billion in principal amount of mortgage bonds, which are included in other borrowings on the Consolidated Statements of Financial Condition, have been issued and are outstanding. Mortgage bonds are floating rate instruments with the applicable interest rate payable on mortgage bonds tied to short-term interest rates. Euro-denominated covered bonds (and related mortgage bonds) issued on September 26, 2006, mature on each of September 27, 2011 and September 27, 2016, respectively; additional Euro-denominated covered bonds (and related mortgage bonds) issued on May 18, 2007, mature on May 19, 2014.

        At June 30, 2008, rating agencies required 13.4% over-collateralization with respect to assets comprising the cover pool. Over-collateralization requirements may change from time to time based on rating agency requirements, market conditions and composition of the cover pool.

        To be included in the cover pool, mortgage loans must satisfy eligibility criteria which are as follows: (a) no mortgage bond issuer event of default would occur as a result of including the mortgage loan in the cover pool; (b) current ratings on covered bonds would not be adversely affected as a result

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

of including the mortgage loan in the cover pool; (c) the mortgage loan does not have an outstanding principal balance greater than $3,000,000; and (d) the mortgage loan is approved for inclusion in the cover pool by the rating agencies. The foregoing eligibility criteria may change from time to time subject to approval by the rating agencies. The Company may add and remove mortgage loans from the cover pool that collateralizes mortgage bonds.

        At June 30, 2008, outstanding Euro-denominated covered bonds were rated AAA by each of Standard & Poor's and Fitch, and A2 by Moody's. Euro-denominated covered bonds were on "negative watch" by Moody's and Fitch. Mortgage bonds are not rated. Under current program covenants, due to the recent downgrades of Washington Mutual Bank's long-term rating by Moody's and Standard & Poor's, the Program may not issue additional covered bond series.

        There are no material contingent liabilities, guarantees, or reimbursement programs entered into between the Company, its affiliates and the issuing trusts established under the Program. The Company is obligated to reimburse the issuing trusts for certain fees and expenses (primarily rating agency fees and trustee service fees) associated with the issuance of covered bonds as such fees and expenses become due; however, these are not material.

        The statutory trusts formed in connection with the Program are not qualifying special purpose entities ("QSPEs") that meet all the conditions for non-consolidation in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("Statement No. 140"). The statutory trusts are special purpose entities ("SPEs") (which also meet the definition of variable interest entities), for purposes of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN46(R)"), but do not qualify for consolidation in the Company's financial statements. Specifically, under the Program documentation, the Company's interests in the statutory trusts do not cause the Company to absorb the majority of expected losses or entitle it to receive the majority of residual returns, if any, upon the liquidation of the statutory trusts. The statutory trusts' variable interests, including the covered bonds they issued, and the swap and the guaranteed investment contracts into which they entered, collectively absorb the majority of expected losses. Finally, the Company does not control the exercise of decision-making over the statutory trusts and has no voting rights with respect to the statutory trusts.

        In addition, the Company created a separate account to guarantee payments to the statutory trusts SPEs. The separate account does not guarantee payments to an issuing trust. Rather, it constitutes an account to support payments under the mortgage bonds, which are direct obligations of the Company's principal banking subsidiary, WMB. Pre-funding arrangements for direct obligations of the Company or its subsidiaries would not affect consideration of the obligations by downstream holders of the obligations. The documentation for the Program does not entitle or obligate the Company to absorb potential gains or losses from the statutory trusts.

        The issuing trusts enter into swap arrangements which economically hedge the interest rate and currency risks borne by those trusts. Those risks result from the differences between cash inflows from the mortgage bonds held by the trust and cash outflows of the covered bonds issued by the trust. The Company does not satisfy the conditions to consolidate the trusts and therefore is not subject to accounting requirements under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement No. 133") with respect to those derivative instruments.

        The Company has no reporting or disclosure obligations under Statement No.133 regarding foreign currency hedges and FASB Statement No. 52, Foreign Currency Translation, with respect to foreign

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

exchange transactions. The Company is not the issuer of the Euro-denominated covered bonds; its obligations under the Program are denominated in US Dollars. In addition, it is the non-consolidated statutory trusts, rather than the Company, that are parties to the currency hedging arrangements related to the Program.

        At June 30, 2008 and December 31, 2007, loans totaling $9.74 billion and $9.09 billion were pledged to secure borrowings issued under the Program.

Note 6: Equity Issuance

        In April 2008, the Company sold $7.2 billion of equity securities to investment vehicles managed by TPG Capital ("TPG Investors") and to other qualified institutional buyers and institutional accredited investors ("Other Investors"), including many of the Company's largest institutional shareholders.

  Preferred Stock

        The Company issued 56,570 shares of preferred stock at a purchase price and liquidation preference of $100,000 per share. The preferred stock consisted of 19,928 shares of Series T Contingently Convertible Perpetual Non-cumulative Preferred Stock issued to TPG Investors and 36,642 shares of Series S Contingently Convertible Perpetual Non-cumulative Preferred Stock issued to Other Investors ("Series S and Series T Preferred Stock"). The conversion price of the Series S and Series T Preferred Stock was $8.75 per share. The recorded amount of the Series S and Series T Preferred Stock, based upon an allocation of the total proceeds, was $5.01 billion, net of issuance costs. All of the Series S and Series T Preferred Stock issued in April 2008 were converted into the Company's common stock on June 30, 2008. Prior to the conversion, the conversion prices of the Series S and Series T Preferred Stock were subject to anti-dilution adjustments.

  Common Stock

        The Company issued 176.3 million shares of its common stock, which included 822,857 shares issued to TPG Investors and 175.5 million shares issued to Other Investors, at $8.75 per share.

        With the receipt of certain approvals, including the approval of the Company's shareholders, the Series S and Series T Preferred Stock was automatically converted into the Company's common stock on June 30, 2008. With the conversion of the Series S and Series T Preferred Stock, TPG Investors received 227.7 million shares and Other Investors received 418.8 million shares of the Company's common stock.

        With limited exceptions, TPG Investors are restricted from disposing of the common stock acquired in this transaction. However, following the 18-month anniversary of the closing date of the transaction, TPG Investors may dispose of 1/18th of their securities each month. All restrictions are removed following the three-year anniversary of the closing date of the transaction. Restrictions on the dispositions of the common stock acquired by certain of the Other Investors are similar except they are allowed to dispose of 1/9th of the securities owned each month following the nine-month anniversary of the closing date of the transaction and all restrictions are removed following the 18-month anniversary of the closing date.

        Warrants to acquire 68.3 million shares of the Company's common stock were issued to investors, including TPG Investors and certain of the Other Investors, who agreed to the above described transfer

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

restrictions on their shares, with the warrants being subject to the same restrictions. In accordance with the terms of the warrants, with the receipt of certain approvals, all of which were obtained prior to the end of the second quarter, the warrants became exercisable. The exercise price of the warrants is $10.06 per share and is no longer subject to a $0.50 per share reduction following each six-month anniversary from the issuance date of the warrants. The warrants are exercisable at any time until the fifth anniversary of the issuance of the warrants. The exercise price of the warrants is subject to anti-dilution adjustments. In addition, if certain events that constitute a fundamental change in control of the Company occur, investors may be permitted to put the instrument to the Company at fair value. The fair value of the warrants is $434 million and was recorded in capital surplus – common stock on the Consolidated Statements of Financial Condition.

        If the Company engages in certain transactions, such as an issuance or sale of more than $500 million of common stock or other equity-linked securities (such as securities that are convertible into, exchangeable or exercisable for, or otherwise linked to the Company's common stock) or if there occurs a fundamental change in the ownership of the Company (such as a consolidation, merger, liquidation, or sale of all, or substantially all, the Company's assets) within 18 months from the closing date of the equity issuance, TPG Investors would, in the event that the effective price of a future transaction or fundamental change is less than $8.75 per share, receive from the Company either cash or shares of the Company's common stock and a reduction in the effective per share exercise price of any outstanding warrants (the "Price Protection Feature"). The Price Protection Feature also applies, with similar terms, to certain of the Other Investors who also agreed to the above described transfer restrictions on their shares, for those events which occur within 9 months of the closing date. Upon the occurrence of a triggering event, for each share of common stock subject to the Price Protection Feature (including those resulting from the exercise of warrants), investors would receive an amount equal to the difference between what the investor paid to acquire the stock and the effective per share price of the event that triggered the Price Protection Feature. In addition, the per share exercise price of any outstanding warrants would be reduced to the same effective per share price of the triggering event. The Price Protection Feature is recognized as a derivative and is recorded in other liabilities on the Consolidated Statements of Financial Condition with changes in fair value recognized in earnings.

  Issuance Costs

        The Company incurred $255 million in transaction-related costs that are recorded in capital surplus – common stock as a reduction of the proceeds from the equity issuance.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Note 7: Earnings Per Common Share

        Information used to calculate earnings per common share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in millions, except per share amounts; shares in thousands)
Net income (loss)	$(3,328)	$830	$(4,466)	$1,614
Preferred dividends declared:
Series K	(5)	(8)	(13)	(15)
Series R	(60)	–	(117)	–
Series S and Series T	(6)	–	(6)	–
Beneficial conversion feature	(3,290)	–	(3,290)	–

Net income (loss) applicable to common stockholders for basic EPS	(6,689)	822	(7,892)	1,599
Effect of dilutive securities	–	–	–	(1)

Net income (loss) applicable to common stockholders for diluted EPS	$(6,689)	$822	$(7,892)	$1,598

Basic weighted average number of common shares outstanding	1,016,081	868,968	936,502	871,876
Dilutive effect of potential common shares from:
Awards granted under equity incentive programs	–	12,946	–	13,026
Common stock warrants	–	9,999	–	10,225
Convertible debt	–	1,177	–	1,177

Diluted weighted average number of common shares outstanding	1,016,081	893,090	936,502	896,304

Earnings per common share:
Basic	$(6.58)	$0.95	$(8.43)	$1.83
Diluted	(6.58)	0.92	(8.43)	1.78

        The Company accounted for a contingent beneficial conversion feature ("BCF") related to the conversion option in the Series S and Series T Preferred Stock in accordance with EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, during the second quarter of 2008. The BCF was measured based on its intrinsic value at the commitment date, April 7, 2008. The intrinsic value of the BCF was based on the difference between the fair value of the Company's common stock and the effective conversion price per common share. The BCF was recognized as a one-time deemed preferred dividend in the second quarter of 2008 upon shareholder approval of the conversion. The BCF is a non-cash item that did not affect the Company's net loss but did have the effect of reducing earnings per common share as a subtraction from net loss applicable to common stockholders. The BCF was accounted for as a $3.29 billion reduction in retained earnings and a corresponding increase in capital surplus-common stock.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

        During the second quarter of 2008, dividends on the Series S and Series T Preferred Stock were payable, on a non-cumulative basis, in cash, on an as-converted basis. Dividends were payable at the same rate that dividends were payable to holders of shares of the Company's common stock. Due to this dividend feature, the Series S and Series T Preferred Stock, for purposes of calculating earnings per share, were considered to be participating securities and received application of the two-class method in accordance with FASB Statement No. 128, Earnings Per Share. During this period, holders of the Series S and Series T Preferred Stock received a $6 million dividend distribution which was subtracted from net loss applicable to common stockholders as a preferred dividend. Application of the two-class method had no impact on earnings per share in the second quarter.

        Options under the equity incentive programs to purchase an additional 55.6 million and 19.1 million shares of common stock were outstanding at June 30, 2008 and 2007, and were not included in the above computations of diluted earnings per share because their inclusion would have had an antidilutive effect. Also outstanding at June 30, 2008 and excluded from the above computations of diluted earnings per share because of their antidilutive effect were 141.2 million shares of potential common stock related to Series R Non-cumulative Perpetual Convertible Preferred Stock, warrants to acquire an additional 68.3 million shares of common stock that were issued to TPG Investors and certain of the Other Investors, warrants to acquire an additional 29.2 million shares of common stock that were issued to holders of Trust Preferred Income Equity Redeemable SecuritiesSM and 18.6 million shares of potential common stock related to restricted stock and restricted stock units granted under equity incentive programs.

        As part of the 1996 business combination with Keystone Holdings, Inc., 6 million shares of common stock, with an assigned value of $18.4944 per share, are being held in escrow for the benefit of certain of the former investors in Keystone Holdings and their transferees. At June 30, 2008, the conditions for releasing the shares from escrow to those investors and their transferees were not satisfied and therefore none of the shares in the escrow were included in the above computations.

        Additionally, if an event were to occur which triggered the provisions of the Price Protection Feature, the Company would have a choice of settlement either with cash or (subject to certain restrictions) through the issuance of additional shares of common stock. At June 30, 2008, none of the events or conditions that would trigger a settlement of the Price Protection Feature had occurred and therefore there was no impact to the above computations of earnings per share.

Note 8: Employee Benefits Programs

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

        Components of net periodic benefit cost for the Pension Plan, Nonqualified Defined Benefit Plans and Other Postretirement Benefit Plans were as follows:

	Three Months Ended June 30,
	2008			2007
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Net periodic benefit cost:
Interest cost	$25	$2	$–	$17	$2	$–
Service cost	20	1	–	24	1	–
Expected return on plan assets	(43)	–	–	(36)	–	–
Amortization of prior service cost	4	–	–	(3)	–	–
Recognized net actuarial loss	–	–	–	1	–	–

Net periodic benefit cost	$6	$3	$–	$3	$3	$–

	Six Months Ended June 30,
	2008			2007
	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans	Pension Plan	Nonqualified Defined Benefit Plans	Other Postretirement Benefit Plans
	(in millions)
Net periodic benefit cost:
Interest cost	$51	$4	$1	$42	$4	$1
Service cost	39	2	–	47	1	–
Expected return on plan assets	(86)	–	–	(71)	–	–
Amortization of prior service cost	7	–	–	–	–	–
Recognized net actuarial loss	–	–	–	5	1	–

Net periodic benefit cost	$11	$6	$1	$23	$6	$1

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

Note 9: Fair Value

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

  Fair Value Hierarchy

        Statement No. 157 defines the term "fair value" as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. As required by Statement No. 157, the Company's policy is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

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

        Trading assets and available-for-sale securities – Trading assets and available-for-sale securities are carried at fair value on a recurring basis. When available, fair value is based on quoted prices in an active market and as such, would be classified as Level 1 (e.g., U.S. Government securities). If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, discounted cash flows or other pricing models. Trading assets and available-for-sale securities that the Company classifies as Level 2 include certain agency and non-agency mortgage-backed securities, U.S. states and political subdivisions debt securities and other debt and equity securities. Trading assets classified as Level 3 include certain retained interests in securitizations, which are largely comprised of interests retained from credit card securitizations and other such securities for which fair value estimation requires the use of unobservable inputs. The Company values interests retained in credit card securitizations using a discounted cash flow approach that incorporates the Company's expectations of prepayment speeds and its expectations of net credit losses and finance charges and fees related to the securitized assets. Risk-adjusted discount rates are based on quotes from third party sources.

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

        Loans held for sale – Loans that the Company intends to sell or securitize are designated as held for sale. In some instances, the Company may use a fair value hedge, as prescribed by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"). Loans held for sale achieving hedge accounting treatment, as prescribed by Statement No. 133, will be carried at fair value on a recurring basis. Loans held for sale where hedge accounting treatment does not apply are carried at the lower of cost or fair value and as such, when these loans are reported at fair value, it is on a nonrecurring basis. The fair values of loans held for sale are generally based on observable market prices of securities that have loan collateral or interests in loans that are similar to the held-for-sale loans or whole loan sale prices if formally committed. If market quotes are not readily available, fair value is estimated using a discounted cash flow model, which takes into account expected prepayment factors and the degree of credit risk associated with the loans. Conforming mortgage loans held for sale which are carried at fair value are largely classified as Level 2. Nonconforming loans held for sale where fair value is based on unobservable inputs are classified as Level 3.

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

        Mortgage servicing rights ("MSR") – MSR is classified as Level 3 as quoted prices are not available and the Company uses an Option Adjusted Spread ("OAS") valuation methodology to estimate the fair value of MSR. The OAS methodology projects cash flows over multiple interest rate scenarios and discounts these cash flows using risk-adjusted discount rates. Significant assumptions used in the valuation of MSR include market interest rates, projected prepayment speeds, cost of service, ancillary income and option adjusted spreads. Additionally, an independent broker estimate of the fair value of the MSR is obtained quarterly along with other market-based evidence. Management uses this information along with the OAS valuation methodology to estimate the fair value of MSR.

        Derivatives – Quoted market prices are used to value exchange traded derivatives, such as futures which the Company would classify as Level 1. However, substantially all of the Company's derivatives are traded in over-the-counter ("OTC") markets where quoted market prices are not readily available. The fair value of OTC derivatives, which may include interest rate swaps, forward commitments to purchase or sell mortgage-backed securities, options and foreign currency swaps, is determined using quantitative models that require the use of multiple observable market inputs including forward interest rate projections, exchange rates and interest rate volatilities. Significant market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. These instruments fall within Level 2.

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

        In connection with the April 2008 equity issuance, the agreements provided a Price Protection Feature to certain investors. The Price Protection Feature is accounted for by the Company as a derivative liability. The fair value of the Price Protection Feature derivative is estimated using a valuation method based on the Black-Scholes option pricing formula and taking into account contractual features and management assumptions. As the fair value estimation includes significant unobservable inputs, the Price Protection Feature derivative is classified as Level 3.

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents for each hierarchy level the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008:

	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Trading assets	$2,308	$–	$424	$1,884
Available-for-sale securities	24,375	124	22,429	1,822
Loans held for sale(1)	1,005	–	1,005	–
Mortgage servicing rights	6,175	–	–	6,175
Derivatives, included in other assets	1,809	–	1,799	10

Total	$35,672	$124	$25,657	$9,891

As a percentage of total assets	11%	–%	8%	3%
Liabilities:
Derivatives, included in other liabilities	$893	$–	$822	$71
Other liabilities(2)	62	62	–	–

Total	$955	$62	$822	$71

(1)
Loans achieving hedge accounting treatment as prescribed by Statement No. 133.
(2)
Represents deferred compensation balances in which the value is based on exchange-traded securities.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

        The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Trading Assets	Available-for- sale Securities	Derivatives(3)	Trading Assets	Available-for- sale Securities	Derivatives(3)
	(in millions)
Fair value, beginning of period	$2,244	$1,727	$42	$2,413	$2,749	$15
Total gains or (losses) (realized/unrealized):
Included in earnings	(158)	(395)	(58)	(134)	(448)	7
Included in other comprehensive income (loss)	–	281	–	–	(156)	–
Purchases, issuances and settlements	(230)	(95)	(45)	(426)	(154)	(83)
Net transfers into or out of Level 3(1)	28	304	–	31	(169)	–

Fair value, end of period	$1,884	$1,822	$(61)	$1,884	$1,822	$(61)

Net unrealized gains (losses) still held(2)	$(158)	$(397)	$(48)	$(136)	$(450)	$(48)

Note: For changes in the fair value of MSR, see Note 3 to the Consolidated Financial Statements – "Mortgage Banking Activities."

(1)
Assets and liabilities transferred into or out of Level 3 during the period are reported at their fair values on the last day of the same period.
(2)
Represents the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at June 30, 2008.
(3)
Level 3 derivative assets and liabilities have been netted on these tables for presentation purposes only.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

        The following table summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Trading Assets	Available-for- sale Securities	Derivatives(1)	Trading Assets	Available-for- sale Securities	Derivatives(1)
	(in millions)
Interest income – available-for-sale securities	$–	$11	$–	$–	$24	$–
Interest income – trading assets	112	–	–	216	–	–
Revenue from sales and servicing of home mortgage loans	–	–	(2)	–	–	60
Revenue from sales and servicing of consumer loans	12	–	–	121	–	–
Loss on other available-for-sale securities	–	(406)	–	–	(472)	–
Loss on trading assets	(282)	–	–	(471)	–	–
Other income	–	–	(56)	–	–	(53)

Total	$(158)	$(395)	$(58)	$(134)	$(448)	$7

Note: For gains and losses due to changes in fair value of MSR, see Note 3 to the Consolidated Financial Statement – "Mortgage Banking Activities."

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

        Loans held for sale included loans which were adjusted to fair value using Level 2 and Level 3 inputs within the fair value hierarchy. These loans had an aggregate cost of $687 million and $41 million and a fair value of $685 million and $37 million at June 30, 2008 and March 31, 2008. The losses of $2 million and $6 million were included in earnings within the revenue from sales and servicing of home mortgage loans classification for the three and six months ended June 30, 2008.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

        The following table summarizes loans transferred from loans held for sale to loans held in portfolio, including losses for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Aggregate Cost	Fair Value	Loss	Aggregate Cost	Fair Value	Loss
	(in millions)
Commercial loans transferred to loans held in portfolio(1)	$–	$–	$–	$145	$143	$(2)
Home loans transferred to loans held in portfolio(2)	21	17	(4)	68	55	(13)

Total	$21	$17	$(4)	$213	$198	$(15)

(1)
Loans were adjusted to the lower of cost or fair value using Level 2 inputs with losses included within other noninterest income.
(2)
Loans were adjusted to the lower of cost or fair value using Level 3 inputs with losses included within revenue from sales and servicing of home mortgage loans.

  Fair Value Option

        FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("Statement No. 159") became effective on January 1, 2008. Statement No. 159 permits an instrument by instrument irrevocable election to account for selected financial assets and financial liabilities at fair value. The Company did not elect to apply the fair value option to any eligible financial assets or financial liabilities on January 1, 2008 or during the first half of 2008. Subsequent to the initial adoption, the Company may elect to account for selected financial assets and financial liabilities at fair value. Such an election could be made at the time an eligible financial asset, financial liability or firm commitment is recognized or when certain specified reconsideration events occur.

Note 10: Operating Segments

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

        The Card Services Group manages the Company's credit card operations. The segment's principal activities include: (1) issuing credit cards; (2) either holding outstanding balances on credit cards in portfolio or securitizing and selling them; (3) servicing credit card accounts; and (4) providing other cardholder services. Credit card balances that are held in the Company's loan portfolio generate interest income from finance charges on outstanding card balances, and noninterest income from the collection of fees associated with the credit card portfolio, such as interchange, performance fees (late, overlimit and returned check charges) and cash advance and balance transfer fees.

        In response to tightening secondary markets, the Company has substantially ceased credit card securitizations, resulting in on-balance sheet funding of new originations.

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

        The principal activities of the Home Loans Group include: (1) the origination, fulfillment and servicing of home loans and home equity loans and lines of credit; (2) managing the Company's capital markets operations, which includes the selling of all types of real estate secured loans in the secondary market, which in light of continuing illiquid market conditions, are substantially limited to conforming loans sold to government-sponsored enterprises; and (3) holding the Company's held for investment portfolios of home loans, home equity loans and home equity lines of credit made to higher risk borrowers through the subprime mortgage channel, of which all lending activities were discontinued in the fourth quarter of 2007.

        In conjunction with the resizing of the home loans business, the Company has decided to eliminate negatively amortizing products including the Option ARM from the product line, discontinue all lending conducted through its wholesale channel, close all of its freestanding home loan centers and sales offices and close or consolidate certain loan fulfillment centers.

        The segment offers a wide variety of real estate secured residential loan products and services. Such loans are held in portfolio by the Home Loans Group, sold to secondary market participants or

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

transferred through inter-segment sales to the Retail Banking Group. Beginning in the second half of 2007, loans that historically had been transferred to the held for investment portfolio within the Retail Banking Group were retained within the held for investment portfolio within the Home Loans Group. The decision to retain or sell loans, and the related decision to retain or not retain servicing when loans are sold, involves the analysis and comparison of expected interest income and the interest rate and credit risks inherent with holding loans in portfolio, with the expected servicing fees, the size of the gain or loss that would be realized if the loans were sold and the expected expense of managing the risk related to any retained mortgage servicing rights.

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

  •
  costs that the Company's chief operating decision maker did not consider when evaluating the performance of the Company's four operating segments, including costs associated with the Company's restructuring activities;

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

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

        Financial highlights by operating segment were as follows:

	Three Months Ended June 30, 2008
					Corporate Support/ Treasury and Other
						Reconciling Adjustments
	Retail Banking Group	Card Services Group(1)	Commercial Group	Home Loans Group
						Securitization(2)	Other		Total
	(in millions)
Condensed income statement:
Net interest income	$1,210	$769	$203	$240	$254	$(506)	$126	(3)	$2,296
Provision for loan losses	3,823	911	17	1,637	55	(530)	–		5,913
Noninterest income	842	187	5	(97)	(327)	(24)	(25	)(4)	561
Inter-segment revenue (expense)	7	(5)	–	(2)	–	–	–		–
Noninterest expense	1,232	297	63	484	327	–	–		2,403
Minority interest expense	–	–	–	–	75	–	–		75

Income (loss) before income taxes	(2,996)	(257)	128	(1,980)	(530)	–	101		(5,534)
Income taxes	(959)	(82)	41	(635)	(247)	–	(324	)(5)	(2,206)

Net income (loss)	$(2,037)	$(175)	$87	$(1,345)	$(283)	$–	$425		$(3,328)

Performance and other data:
Average loans	$138,671	$26,314	$41,891	$54,880	$1,648	$(16,872)	$(1,123	)(6)	$245,409
Average assets	145,800	28,844	43,875	65,074	47,151	(14,739)	(1,123	)(6)	314,882
Average deposits	149,509	n/a	6,632	5,202	23,267	n/a	n/a		184,610

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
(5)
Represents the difference between the tax amounts recorded by the segments and the amount recognized in the Company's Consolidated Statements of Income.
(6)
Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized upon transfer of portfolio loans from the Home Loans Group.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

	Three Months Ended June 30, 2007
					Corporate Support/ Treasury and Other
						Reconciling Adjustments
	Retail Banking Group	Card Services Group(1)	Commercial Group	Home Loans Group
						Securitization(2)	Other		Total
	(in millions)
Condensed income statement:
Net interest income (expense)	$1,291	$649	$208	$211	$(4)	$(459)	$138	(3)	$2,034
Provision for loan losses	91	523	2	101	(51)	(294)	–		372
Noninterest income	820	393	63	389	60	165	(132	)(4)	1,758
Inter-segment revenue (expense)	16	–	–	(16)	–	–	–		–
Noninterest expense	1,131	306	74	547	80	–	–		2,138
Minority interest expense	–	–	–	–	42	–	–		42

Income (loss) before income taxes	905	213	195	(64)	(15)	–	6		1,240
Income taxes	340	80	73	(24)	(37)	–	(22	)(5)	410

Net income (loss)	$565	$133	$122	$(40)	$22	$–	$28		$830

Performance and other data:
Average loans	$149,716	$24,234	$38,789	$43,312	$1,367	$(13,888)	$(1,301	)(6)	$242,229
Average assets	159,515	26,762	41,184	60,342	41,789	(12,287)	(1,301	)(6)	316,004
Average deposits	145,252	n/a	15,294	8,372	37,847	n/a	n/a		206,765

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
(5)
Represents the difference between the tax amounts recorded by the segments and the amount recognized in the Company's Consolidated Statements of Income.
(6)
Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized upon transfer of portfolio loans from the Home Loans Group.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

	Six Months Ended June 30, 2008
					Corporate Support/ Treasury and Other
						Reconciling Adjustments
	Retail Banking Group	Card Services Group(1)	Commercial Group	Home Loans Group
						Securitization(2)	Other		Total
	(in millions)
Condensed income statement:
Net interest income	$2,413	$1,534	$400	$490	$386	$(1,010)	$258	(3)	$4,471
Provision for loan losses	6,122	1,537	47	2,544	173	(1,000)	–		9,423
Noninterest income	1,617	604	(3)	221	(241)	10	(79	)(4)	2,129
Inter-segment revenue (expense)	15	(9)	–	(6)	–	–	–		–
Noninterest expense	2,453	557	131	983	431	–	–		4,555
Minority interest expense	–	–	–	–	151	–	–		151

Income (loss) before income taxes	(4,530)	35	219	(2,822)	(610)	–	179		(7,529)
Income taxes	(1,450)	11	70	(904)	(316)	–	(474	)(5)	(3,063)

Net income (loss)	$(3,080)	$24	$149	$(1,918)	$(294)	$–	$653		$(4,466)

Performance and other data:
Average loans	$140,695	$26,601	$41,413	$55,275	$1,602	$(17,131)	$(1,171	)(6)	$247,284
Average assets	148,704	29,044	43,439	65,958	46,338	(14,907)	(1,171	)(6)	317,405
Average deposits	148,122	n/a	7,053	5,335	23,947	n/a	n/a		184,457

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
(5)
Represents the difference between the tax amounts recorded by the segments and the amount recognized in the Company's Consolidated Statements of Income.
(6)
Represents the inter-segment offset for inter-segment loan premiums that the Retail Banking Group recognized upon transfer of portfolio loans from the Home Loans Group.

WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

	Six Months Ended June 30, 2007
					Corporate Support/ Treasury and Other	Reconciling Adjustments
	Retail Banking Group	Card Services Group(1)	Commercial Group	Home Loans Group
						Securitization(2)	Other		Total
	(in millions)
Condensed income statement:
Net interest income (expense)	$2,575	$1,290	$420	$455	$(26)	$(874)	$275	(3)	$4,115
Provision for loan losses	153	912	(7)	150	(25)	(577)	–		606
Noninterest income	1,571	867	78	550	154	297	(218	)(4)	3,299
Inter-segment revenue (expense)	34	–	–	(34)	–	–	–		–
Noninterest expense	2,201	635	148	1,069	191	–	–		4,244
Minority interest expense	–	–	–	–	85	–	–		85

Income (loss) before income taxes	1,826	610	357	(248)	(123)	–	57		2,479
Income taxes	685	229	134	(93)	(106)	–	16	(5)	865

Net income (loss)	$1,141	$381	$223	$(155)	$(17)	$–	$41		$1,614

Performance and other data:
Average loans	$152,445	$23,921	$38,715	$48,255	$1,356	$(13,201)	$(1,389	)(6)	$250,102
Average assets	162,264	26,403	41,094	65,831	41,335	(11,627)	(1,389	)(6)	323,911
Average deposits	144,644	n/a	13,671	8,436	42,002	n/a	n/a		208,753

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
(5)
Represents the difference between the tax amounts recorded by the segments and the amount recognized in the Company's Consolidated Statements of Income.
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

        There are a number of significant factors which could cause actual conditions, events or results to differ materially from those described in the forward-looking statements, many of which are beyond management's control or its ability to accurately forecast or predict. Factors that might cause our future performance to vary from that described in our forward-looking statements include market, credit, operational, regulatory, strategic, liquidity, capital and economic factors as discussed in "Management's Discussion and Analysis" and in other periodic reports filed with the SEC. In addition, other factors besides those listed below or discussed in reports filed with the SEC could adversely affect our results and this list is not a complete set of all potential risks or uncertainties. Significant among the factors are the following which are described in greater detail in Part I Item 1A – "Risk Factors" in the Company's 2007 Annual Report on Form 10-K/A:

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

  Changes in Internal Control Over Financial Reporting

        Management reviews and evaluates the design and effectiveness of the Company's internal control over financial reporting on an ongoing basis, which may result in the discovery of deficiencies, some of which may be significant. Management changes its internal control over financial reporting as needed to maintain its effectiveness, correcting any deficiencies, as needed, in order to ensure the continued effectiveness of the Company's internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. For management's assessment of the Company's internal control over financial reporting, refer to the Company's 2007 Annual Report on Form 10-K/A, "Management's Report on Internal Control Over Financial Reporting."

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

        Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Company's Board of Directors. The Company believes that the judgments, estimates and assumptions used in the preparation of its financial statements are appropriate given the facts and circumstances as of June 30, 2008. The nature of these judgments, estimates and assumptions are described in greater detail in the Company's 2007 Annual Report on Form 10-K/A in the "Critical Accounting Estimates" section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

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

        Substantially all of the Company's Level 1 assets at June 30, 2008 were U.S. Government securities. Assets and liabilities generally included as Level 2 include substantially all of the Company's available-for-sale securities, including mortgage-backed securities, debt and equity securities issued by U.S. states, political subdivisions or commercial enterprises; those conforming mortgage loans held for sale that are carried at fair value; and derivative contracts traded in over-the-counter markets, such as interest rate swaps, forwards and options, and foreign currency swaps.

        Level 3 assets are comprised of the Company's mortgage servicing rights ("MSR"), substantially all trading assets, mortgage loan commitments that are accounted for as derivatives, and certain available-for-sale securities in which market-based information to estimate fair value was not available. The Company's Level 3 assets totaled $9.89 billion at June 30, 2008 and represented approximately 28% of total assets measured at fair value on a recurring basis and approximately 3% of the Company's total assets.

        See Note 9 to the Consolidated Financial Statements – "Fair Value" for a further description of the valuation methodologies used for assets and liabilities measured at fair value.

  Fair Value of Reporting Units and Goodwill Impairment

        Under FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill must be allocated to reporting units and tested for impairment. The Company tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level, which is the same level as the Company's four operating segments identified in Note 10 to the Consolidated Financial Statements – "Operating Segments." The Company's goodwill totaled $7.28 billion as of June 30, 2008, and is recorded in three of its operating segments: the Retail Banking Group, the Card Services Group and the Commercial Group. The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying value, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared with the actual carrying value of goodwill recorded within the reporting unit. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss for the amount of the difference, which would be recorded as a charge against net income.

        The estimation of fair value for each reporting unit is determined primarily through a discounted cash flow approach that considers the market environment and the Company's expectations about future conditions. Estimated fair value computed under this approach contemplates cash flow projections based on the internal business forecasts for each reporting unit, and appropriate discount rates. Estimation of fair value involves significant management judgment about future conditions that are inherently uncertain, including the results of operations and the extent and timing of credit losses. In addition, analysis using market-based trading and transaction multiples, where available, is used to assess the reasonableness of the valuations derived from the discounted cash flow models.

        In the second quarter, the Company considered the continuing adverse conditions within the market environment and the Company's best estimates regarding future conditions including credit losses, and concluded that there was no goodwill impairment within its reporting units with recorded goodwill as of June 30, 2008. A continuing period of market disruption, the Company's diminished trading value and market capitalization, or further market deterioration are factors the Company will continue to consider in future evaluations of recorded goodwill for impairment, including particularly its annual evaluation to be conducted in the third quarter of 2008 and subsequent evaluations.

        For additional information regarding the carrying values of goodwill by operating segment, see Note 9 to the Consolidated Financial Statements – "Goodwill and Other Intangible Assets" in the Company's 2007 Annual Report on Form 10-K/A.

Overview

        The Company recorded a net loss in the second quarter of 2008 of $3.33 billion, compared with net income of $830 million in the second quarter of 2007, primarily due to the Company's significant increase in loan reserves by $3.74 billion to $8.46 billion. Diluted loss per share was $6.58 for the quarter ended June 30, 2008. Diluted loss per share in the second quarter was negatively impacted by a one-time, non-cash adjustment of $(3.24) per share related to the conversion in June 2008 of Series S and Series T convertible preferred stock issued in April 2008 in connection with the Company's $7.2 billion capital raise. This non-cash adjustment had no effect on the Company's capital ratios or the net loss recorded in the second quarter, but had the effect of reducing retained earnings by $3.29 billion and increasing capital surplus-common stock by a corresponding amount. Excluding this one-time adjustment, diluted loss per share in the second quarter was $3.34 per share, compared with diluted earnings per share of $0.92 in the second quarter of 2007. The conversion option in the Series S and Series T Preferred Stock created a beneficial conversion feature as defined within generally accepted accounting principles and is described in further detail in Note 7 to the Consolidated Financial Statements — "Earnings Per Common Share."

        The Company recorded a provision for loan losses of $5.91 billion in the second quarter of 2008, an increase of $5.54 billion from the second quarter of 2007 and significantly higher than second quarter 2008 net charge-offs, which totaled $2.17 billion. Net charge-offs in the second quarter of 2007 were $271 million. Adverse trends in key credit risk indicators, including high inventory levels of unsold homes, rising foreclosure rates, the significant contraction in the availability of credit for nonconforming mortgage products and negative job growth trends exerted severe pressure on the performance of the single-family residential ("SFR") loan portfolio, particularly loans in geographic areas in which the Company's lending activities have been concentrated in recent years. Nationwide sales volume of existing homes in June 2008 was 15% lower than June 2007, leading to a supply of unsold homes of approximately 11.1 months, a 22% increase from June 2007, while the national median sales price for existing homes fell by 6% between those periods. Since July 2006, average home prices declined 19%, as measured by the S&P Case-Shiller 10-City Composite Home Price Index, or 22% when this index is weighted to reflect the geographic distribution of the Company's SFR portfolio. Foreclosure filings were also up significantly, increasing by 121% from the second quarter of 2007 to the second quarter of 2008.

        The deteriorating housing market conditions resulted in sharply higher delinquency rates and restructurings of troubled loans, as the Company has intensified its efforts to work with borrowers to keep them in their homes whenever it can do so. The ratio of nonperforming assets to total assets rose to 3.62% at June 30, 2008, compared with 1.29% at June 30, 2007. Restructured nonaccrual loans accounted for 0.46% of the nonperforming assets to total assets ratio at June 30, 2008, compared with 0.05% of the ratio at June 30, 2007. Cure rates on early stage delinquencies, representing loans that are up to three payments past due, have also deteriorated, as declining home values and the reduced availability of credit throughout the mortgage market have created conditions in which many borrowers cannot refinance their mortgage or sell their home at a price that is sufficient to repay their mortgage.

        Deteriorating trends in delinquency rates began migrating across the different types of loans in the Company's SFR portfolio starting in 2007. Rising levels of delinquencies initially occurred within the subprime mortgage channel during the first half of 2007, followed by the appearance of higher delinquencies in home equity loans and lines of credit during the second half of 2007. During the first half of 2008, Option ARMs have been the product type exhibiting the greatest increase in delinquency rates. The increases in Option ARM delinquencies are generally concentrated in geographic markets that have experienced the most significant levels of housing price depreciation, particularly in the inland regions of California and the Southeastern section of the country. While Option ARM loans that have experienced negative amortization are subject to payment recasting events, the presence of this feature has not been a significant contributor to the increase in delinquency rates, as the majority of recasts are not contractually scheduled to occur until 2010 and later years.

        In addition to higher delinquency levels within its SFR loan portfolio, the Company also began experiencing deteriorating trends in loan loss severities starting in 2007, which continued to increase in the second quarter of 2008, reflecting the steep decline in home prices. Annualized net SFR charge-offs as a percentage of the average balance of the SFR portfolio increased from 0.39% in the second quarter of 2007 to 4.21% in the second quarter of 2008.

        In response to these deteriorating trends in housing market conditions, delinquencies and loss severities, the Company has continued in 2008 to update its loan loss provisioning assumptions for its SFR portfolio, changing key assumptions used to evaluate default frequencies and loss severities, to reflect these trends. These updated assumptions accounted for approximately one-third of the provision recorded in the second quarter of 2008 and approximately $1.2 billion of the provision recorded in the first quarter of 2008. Refer to Credit Risk Management – "Allowance for Loan Losses" section for further discussion of these changes and a general discussion of the Allowance for Loan Losses.

        The Company also experienced declines in the credit performance of its credit card portfolio during the first half of 2008, reflecting a softening U.S. economy and increased national unemployment, the macroeconomic factors that generally have the greatest impact on consumer spending and credit card performance. Annualized net credit card charge-offs as a percentage of the average balance of the credit card portfolio were 6.51% in the second quarter of 2008 and 3.63% in the second quarter of 2007. The national unemployment rate increased to 5.5% in June 2008 from 4.6% in June 2007, while the U.S. economy lost approximately 191,000 net jobs during the second quarter of 2008, compared with net job growth of 315,000 in the second quarter of 2007.

        With the elevated levels of loan loss provisioning and charge-offs in its loan portfolios, the Company took steps to bolster its capital and liquidity positions during the second quarter. In April 2008, the Company issued approximately $7.2 billion of equity, comprised of common stock; perpetual, non-cumulative convertible preferred stock that was subsequently converted into common shares on

June 30, 2008 after receiving approval of the conversion from the Company's shareholders; and warrants. The Company took further steps to enhance its capital position by reducing both its quarterly common stock dividend to $0.01 per share, and the size of its balance sheet by $18 billion since the beginning of 2008. The Company expects that 2008 will be the peak year for loan loss provisioning.

        At June 30, 2008, the Company's Tier 1 capital to average total assets ratio was 7.76%, and its total risk-based capital to total risk-weighted assets ratio was 13.93%, exceeding the regulatory guidelines for well-capitalized institutions, and the tangible equity to total tangible assets ratio was 7.79%, above the Company's established target of 5.50%.

        Net interest income was $2.30 billion in the second quarter of 2008, compared with $2.03 billion in the second quarter of 2007. The increase was due to the expansion of the net interest margin, which increased, on a taxable-equivalent basis, from 2.91% in the second quarter of 2007 to 3.22% in the second quarter of 2008. As the Company's short-term wholesale borrowing costs reprice to current market rates faster than most of its interest-earning assets, the margin was aided by lower short-term interest rates, reflecting the actions taken by the Federal Reserve to stimulate the economy in light of the deteriorating housing market and higher unemployment rates. Since June 30, 2007, the target Federal Funds rate declined from 5.25% to 2.00%.

        Noninterest income totaled $561 million in the second quarter of 2008, compared with $1.76 billion in the same quarter of 2007. Results from the sales and servicing of home mortgage loans declined from net revenue of $300 million in the second quarter of 2007 to net expense of $109 million in the second quarter of 2008. Continuing illiquidity in the secondary market for nonconforming loans, along with the Company's decisions to discontinue all lending through the subprime mortgage channel in the fourth quarter of 2007 and the wholesale mortgage channel in April 2008 led to significantly lower mortgage production activity. Additionally, the provision for loan repurchases rose significantly, primarily reflecting an increase in the volume of investor requests to repurchase loans the Company had previously sold. Revenue from the sales and servicing of consumer loans declined from $403 million in the second quarter of 2007 to $159 million in the second quarter of 2008 as the absence of securitization sales activity from the continued illiquid secondary market for unsecured loan products decreased the amount of gain on sale and higher net credit losses on securitized loans lowered excess servicing income. The Company also recorded a $407 million loss through earnings from the write-down of certain mortgage-backed securities within the available-for-sale securities portfolio, reflecting credit deterioration in which the declines in value were determined to represent an other-than-temporary impairment condition.

        Noninterest expense totaled $2.40 billion in the second quarter of 2008, compared with $2.14 billion in the second quarter of 2007. With high volumes of delinquent loans migrating to foreclosure status and the steep declines in home prices, foreclosed asset expense increased from $56 million in the second quarter of 2007 to $217 million in the second quarter of 2008. Foreclosure expenses are expected to remain elevated until housing market conditions stabilize. In addition to the actions taken in the fourth quarter of 2007 to resize the home loans business and corporate and other functions, the Company initiated additional measures in the second quarter of 2008 to significantly reduce expenses, primarily within the home loans business and corporate support functions. The Company expects to incur approximately $450 million of restructuring and resizing costs related to these measures, of which $207 million were recorded in the second quarter, and anticipates that annualized expense savings of approximately $1 billion will be realized upon the completion of these initiatives.

Recently Issued Accounting Standards Not Yet Adopted

        Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in millions, except per share amounts)
Profitability
Net interest income	$2,296	$2,034	$4,471	$4,115
Net interest margin on a taxable-equivalent basis(1)	3.22%	2.91%	3.14%	2.85%
Noninterest income	$561	$1,758	$2,129	$3,299
Noninterest expense	2,403	2,138	4,555	4,244
Net income (loss)	(3,328)	830	(4,466)	1,614
Basic earnings per common share	$(6.58)	$0.95	$(8.43)	$1.83
Diluted earnings per common share:
Diluted earnings per common share	(6.58)	0.92	(8.43)	1.78
Less: Effect of conversion feature(2)	(3.24)	–	(3.51)	–

Diluted earnings per common share excluding effect of conversion feature	(3.34)	0.92	(4.92)	1.78
Basic weighted average number of common shares outstanding (in thousands)	1,016,081	868,968	936,502	871,876
Diluted weighted average number of common shares outstanding (in thousands)	1,016,081	893,090	936,502	896,304
Dividends declared per common share	$0.01	$0.55	$0.16	$1.09
Return on average assets	(4.23)%	1.05%	(2.81)%	1.00%
Return on average common equity	(69.25)	13.74	(45.67)	13.36
Efficiency ratio(3)	84.11	56.38	69.01	57.24
Asset Quality (at period end)
Nonaccrual loans(4)	$9,691	$3,275	$9,691	$3,275
Foreclosed assets	1,512	750	1,512	750

Total nonperforming assets(4)	11,203	4,025	11,203	4,025
Nonperforming assets(4) to total assets	3.62%	1.29%	3.62%	1.29%
Allowance for loan losses	$8,456	$1,560	$8,456	$1,560
Allowance as a percentage of loans held in portfolio	3.53%	0.73%	3.53%	0.73%
Credit Performance
Provision for loan losses	$5,913	$372	$9,423	$606
Net charge-offs	2,171	271	3,538	454
Capital Adequacy (at period end)
Stockholders' equity to total assets	8.42%	7.75%	8.42%	7.75%
Tangible equity to total tangible assets(5)	7.79	6.07	7.79	6.07
Tier 1 capital to average total assets (leverage)(6)	7.76	6.09	7.76	6.09
Total risk-based capital to total risk-weighted assets(6)	13.93	11.04	13.93	11.04
Per Common Share Data
Book value per common share (at period end)(7)	$13.35	$27.27	$13.35	$27.27
Tangible book value per common share (at period end)(8)	9.01	16.59	9.01	16.59
Market prices:
High	13.90	44.66	21.92	46.02
Low	4.65	38.76	4.65	38.73
Period end	4.93	42.64	4.93	42.64
Supplemental Data
Total home loan volume	8,494	31,035	21,980	61,239
Total loan volume	12,969	46,118	30,958	88,253

(1)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on U.S. states and political subdivisions securities and loans related to the Company's community lending and investment activities. The federal statutory tax rate was 35% for the periods presented.
(2)
This one-time earnings per share reduction represents a beneficial conversion feature that was recorded upon the June 2008 conversion of the preferred shares issued in connection with the April 2008 capital transaction. This non-cash adjustment, which had no effect on the Company's capital ratios or the net loss recorded in the second quarter, was provided to facilitate the comparison of earnings per share to the prior reporting periods presented on this schedule.
(3)
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(4)
Excludes nonaccrual loans held for sale.
(5)
Excludes unrealized net gain/loss on available-for-sale securities and cash flow hedging instruments, goodwill and intangible assets (except MSR) and the impact from the adoption and application of FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. Minority interests of $3.91 billion and $2.94 billion for June 30, 2008 and June 30, 2007 are included in the numerator.
(6)
The capital ratios are estimated as if Washington Mutual, Inc. were a bank holding company subject to Federal Reserve Board capital requirements.
(7)
Excludes six million shares held in escrow.
(8)
Excludes goodwill and intangible assets (except MSR).

Earnings Performance

        Average balances, on a taxable-equivalent basis, together with the total dollar amounts of interest income and expense related to such balances and the weighted average interest rates, were as follows:

	Three Months Ended June 30,
	2008			2007
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets (Taxable-Equivalent Basis(1))
Interest-earning assets(2):
Federal funds sold and securities purchased under agreements to resell	$2,161	2.15%	$11	$3,964	5.39%	$53
Trading assets	2,404	19.50	117	4,995	8.67	108
Available-for-sale securities(3):
Mortgage-backed securities	19,190	5.67	271	19,177	5.39	259
Investment securities	5,287	5.06	67	7,382	5.15	95
Loans held for sale	3,672	5.62	52	26,225	6.43	421
Loans held in portfolio(4):
Loans secured by real estate:
Home loans(5)(6)	107,299	5.83	1,563	90,818	6.44	1,462
Home equity loans and lines of credit(6)	60,964	5.12	777	54,431	7.59	1,031
Subprime mortgage channel(7)	16,933	6.05	256	20,152	6.80	343
Home construction(8)	1,973	7.41	37	2,043	6.72	34
Multi-family	32,786	6.13	502	29,419	6.65	488
Other real estate	10,205	6.26	159	6,843	7.03	120

Total loans secured by real estate	230,160	5.73	3,294	203,706	6.84	3,478
Consumer:
Credit card	9,443	11.56	271	10,101	10.44	263
Other	180	16.85	8	254	12.44	8
Commercial	1,954	6.76	33	1,943	7.73	38

Total loans held in portfolio	241,737	5.98	3,606	216,004	7.02	3,787
Other	11,052	3.01	83	2,089	5.47	29

Total interest-earning assets	285,503	5.90	4,207	279,836	6.80	4,752
Noninterest-earning assets:
Mortgage servicing rights	6,115			6,782
Goodwill	7,283			9,054
Other assets	15,981			20,332

Total assets	$314,882			$316,004

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
(4)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $77 million and $157 million for the three months ended June 30, 2008 and 2007.
(5)
Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $255 million and $344 million for the three months ended June 30, 2008 and 2007.
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
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$22,619	1.39%	$78	$30,373	2.51%	$190
Savings and money market deposits	62,078	2.17	335	58,969	3.33	490
Time deposits	69,161	4.08	702	84,330	4.96	1,043

Total interest-bearing deposits	153,858	2.91	1,115	173,672	3.98	1,723
Federal funds purchased and commercial paper	79	3.05	1	2,169	5.36	29
Securities sold under agreements to repurchase	406	2.20	2	8,416	5.35	112
Advances from Federal Home Loan Banks	60,402	3.36	505	22,063	5.36	295
Other	30,839	3.69	283	39,886	5.57	555

Total interest-bearing liabilities	245,584	3.12	1,906	246,206	4.42	2,714

Noninterest-bearing sources:
Noninterest-bearing deposits	30,752			33,093
Other liabilities	7,075			9,610
Minority interests	3,913			2,659
Stockholders' equity	27,558			24,436

Total liabilities and stockholders' equity	$314,882			$316,004

Net interest spread and net interest income on a taxable-equivalent basis		2.78	$2,301		2.38	$2,038

Impact of noninterest-bearing sources		0.44			0.53
Net interest margin on a taxable-equivalent basis		3.22			2.91

	Six Months Ended June 30,
	2008			2007
	Average Balance	Rate	Interest Income	Average Balance	Rate	Interest Income
	(dollars in millions)
Assets (Taxable-Equivalent Basis(1))
Interest-earning assets(2):
Federal funds sold and securities purchased under agreements to resell	$2,139	2.81%	$30	$3,947	5.39%	$105
Trading assets	2,565	18.22	233	5,293	8.37	221
Available-for-sale securities(3):
Mortgage-backed securities	19,068	5.74	546	18,821	5.44	511
Investment securities	5,802	5.24	152	6,785	5.18	176
Loans held for sale	4,323	6.40	138	30,810	6.40	984
Loans held in portfolio(4):
Loans secured by real estate:
Home loans(5)(6)	108,536	6.05	3,283	94,074	6.45	3,033
Home equity loans and lines of credit(6)	61,080	5.70	1,733	53,726	7.57	2,020
Subprime mortgage channel(7)	17,519	6.19	543	20,381	6.74	686
Home construction(8)	2,058	7.54	78	2,052	6.63	68
Multi-family	32,374	6.23	1,009	29,621	6.61	979
Other real estate	10,001	6.37	317	6,803	7.03	238

Total loans secured by real estate	231,568	6.02	6,963	206,657	6.81	7,024
Consumer:
Credit card	9,233	11.16	513	10,500	11.03	574
Other	188	17.17	16	261	12.70	17
Commercial	1,972	7.06	69	1,874	7.84	73

Total loans held in portfolio	242,961	6.23	7,561	219,292	7.03	7,688
Other	8,526	3.34	141	2,776	5.65	78

Total interest-earning assets	285,384	6.18	8,801	287,724	6.80	9,763
Noninterest-earning assets:
Mortgage servicing rights	5,998			6,545
Goodwill	7,285			9,054
Other assets	18,738			20,588

Total assets	$317,405			$323,911

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
(4)
Interest income for loans held in portfolio includes amortization of net deferred loan origination costs of $139 million and $315 million for the six months ended June 30, 2008 and 2007.
(5)
Capitalized interest recognized in earnings that resulted from negative amortization within the Option ARM portfolio totaled $591 million and $706 million for the six months ended June 30, 2008 and 2007.
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
	(dollars in millions)
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing checking deposits	$23,502	1.58%	$184	$31,093	2.57%	$397
Savings and money market deposits	59,014	2.43	714	56,927	3.31	933
Time deposits	71,693	4.33	1,545	87,960	4.96	2,165

Total interest-bearing deposits	154,209	3.19	2,443	175,980	4.00	3,495
Federal funds purchased and commercial paper	544	3.58	10	3,003	5.44	81
Securities sold under agreements to repurchase	646	3.28	10	10,247	5.43	276
Advances from Federal Home Loan Banks	61,600	3.83	1,175	29,019	5.37	773
Other	32,443	4.23	683	36,366	5.62	1,016

Total interest-bearing liabilities	249,442	3.48	4,321	254,615	4.46	5,641

Noninterest-bearing sources:
Noninterest-bearing deposits	30,248			32,773
Other liabilities	7,989			9,547
Minority interests	3,914			2,554
Stockholders' equity	25,812			24,422

Total liabilities and stockholders' equity	$317,405			$323,911

Net interest spread and net interest income on a taxable-equivalent basis		2.70	$4,480		2.34	$4,122

Impact of noninterest-bearing sources		0.44			0.51
Net interest margin on a taxable-equivalent basis		3.14			2.85

  Net Interest Income

        Net interest income, expressed on a taxable-equivalent basis, increased $263 million and $358 million for the three and six months ended June 30, 2008 as compared to the same periods in 2007. The increase was largely due to the expansion of the net interest margin, which increased, on a taxable-equivalent basis, 31 basis points and 29 basis points during the three and six months ended June 30, 2008 as compared to 2007. The decrease in deposit and borrowing costs, aided by actions taken by the Federal Reserve which lowered the target Federal Funds rate from 5.25% at June 30, 2007 to 2.00% at June 30, 2008, more than offset the downward repricing of the loan portfolio, which generally responds to declining interest rates at a slower pace than the Company's wholesale borrowing sources. An increase in nonaccruing home loans also contributed to the decline in the yield on average interest-earning assets.

        Average total noninterest-bearing liabilities used to fund average total interest-earnings assets increased from approximately 12% for the three months ended June 30, 2007 to approximately 14% for the same period in 2008, reflecting, in part, the effects from the April 2008 $7.2 billion capital issuance.

  Noninterest Income

        Noninterest income consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
	2008	2007		2008	2007
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans	$(109)	$300	–%	$302	$425	(29)%
Revenue from sales and servicing of consumer loans	159	403	(61)	407	846	(52)
Depositor and other retail banking fees	767	720	6	1,470	1,385	6
Credit card fees	177	183	(3)	358	355	1
Securities fees and commissions	64	70	(9)	122	131	(6)
Insurance income	32	29	13	63	58	8
Loss on trading assets	(305)	(145)	111	(521)	(253)	106
Gain (loss) on other available-for-sale securities	(402)	7	–	(384)	41	–
Gain (loss) on extinguishment of borrowings	100	(14)	–	113	(7)	–
Other income	78	205	(62)	199	318	(37)

Total noninterest income	$561	$1,758	(68)	$2,129	$3,299	(35)

  Revenue from sales and servicing of home mortgage loans

        Revenue from sales and servicing of home mortgage loans, including the effects of derivative risk management instruments, consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
	2008	2007		2008	2007
	(dollars in millions)
Revenue from sales and servicing of home mortgage loans:
Sales activity:
Gain (loss) from home mortgage loans and originated mortgage-backed securities(1)	$(162)	$66	–%	$(19)	$214	–%
Revaluation gain (loss) from derivatives economically hedging loans held for sale	11	126	(91)	(9)	72	–

Gain (loss) from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments	(151)	192	–	(28)	286	–
Servicing activity:
Home mortgage loan servicing revenue(2)	438	526	(17)	908	1,041	(13)
Change in MSR fair value due to payments on loans and other	(301)	(401)	(25)	(531)	(757)	(30)
Change in MSR fair value due to valuation inputs or assumptions	542	530	2	42	434	(90)
Revaluation loss from derivatives economically hedging MSR	(637)	(547)	17	(89)	(579)	(85)

Home mortgage loan servicing revenue, net of MSR valuation changes and derivative risk management instruments	42	108	(62)	330	139	139

Total revenue from sales and servicing of home mortgage loans	$(109)	$300	–	$302	$425	(29)

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

        The following table presents MSR valuation and the corresponding risk management derivative instruments and securities during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
MSR Valuation and Risk Management:
Change in MSR fair value due to valuation inputs or assumptions	$542	$530	$42	$434
Loss on MSR risk management instruments:
Revaluation loss from derivatives economically hedging MSR	(637)	(547)	(89)	(579)
Revaluation loss from certain trading securities	(2)	(4)	(2)	–

Total loss on MSR risk management instruments	(639)	(551)	(91)	(579)

Total changes in MSR valuation and risk management	$(97)	$(21)	$(49)	$(145)

        The following table reconciles the loss on investment securities that are designated as MSR risk management instruments to loss on trading assets that are reported within noninterest income during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Loss on trading assets resulting from:
MSR risk management instruments	$(2)	$(4)	$(2)	$–
Other	(303)	(141)	(519)	(253)

Total loss on trading assets	$(305)	$(145)	$(521)	$(253)

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

        Loss from home mortgage loans and originated mortgage-backed securities, net of hedging and risk management instruments, was $151 million in the second quarter of 2008 compared with a gain of $192 million in the same period of 2007, and a loss of $28 million for the six months ended June 30, 2008, compared with a gain of $286 million for the same period in 2007. The decreases for the three and six months ended June 30, 2008 reflected significantly lower sales and production volume as the Company discontinued all lending through the subprime mortgage channel in the fourth quarter of 2007 and the wholesale mortgage channel in April 2008 and retained more loans in its portfolio in response to the severe contraction in the secondary mortgage markets for substantially all loans not eligible for purchase by the housing government-sponsored enterprises. Also contributing to the decline in performance was an increase in the provision for loan repurchases to $171 million and $227 million for the three and six months ended June 30, 2008 compared with $11 million and $34 million for the same periods in 2007, due primarily to an increase in repurchase demands for prime home mortgage loans previously sold.

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

        Home mortgage loan servicing revenue, net of loan payments, increased by $12 million and $93 million for the three and six months ended June 30, 2008, compared with the same periods in 2007. The increase in net servicing revenue between the comparative six month periods was attributable to a slowdown in mortgage prepayments, reflecting diminished opportunities for borrowers to refinance during a period when the housing market is weakening, underwriting standards across the mortgage banking industry have tightened and rates for nonconforming loan products have increased above levels experienced prior to the illiquid secondary market conditions.

        MSR valuation and risk management resulted in a loss of $97 million in the second quarter of 2008, compared with a loss of $21 million in the second quarter of 2007 as the decline in the value of MSR risk management instruments more than offset the increase in MSR valuation. Loss from MSR valuation and risk management was $49 million for the six months ended June 30, 2008, compared with $145 million for the same period in 2007. The performance of the MSR risk management instruments was adversely affected by the flat-to-inverted slope of the yield curve during the first quarter of 2007, which had the effect of increasing hedging costs during that period.

  All Other Noninterest Income Analysis

        Revenue from sales and servicing of consumer loans decreased $244 million for the three months ended June 30, 2008, compared with the same period in 2007, predominantly due to a decline in the performance of the securitized credit card loan portfolio primarily resulting from higher credit costs and a $104 million decrease in gain from securitizations as the Company did not enter into credit card securitization sales during the second quarter of 2008. For the six months ended June 30, 2008, revenue from sales and servicing of consumer loans decreased $439 million compared with the same period in 2007, primarily due to the absence of new credit card securitization sales in the first half of 2008 due to the challenging capital markets environment. This led to a decrease of $259 million in gain from securitizations for the six months ended June 30, 2008, compared with the same period in 2007.

        The increase in depositor and other retail banking fees was largely due to higher transaction fees and an increase in the number of noninterest-bearing checking accounts. The number of noninterest-bearing retail checking accounts at June 30, 2008 totaled approximately 11.6 million compared with approximately 10.4 million at June 30, 2007.

        Loss on trading assets increased $160 million for the three months ended June 30, 2008, compared with the same period in 2007, primarily due to a decline in the value of retained interests from credit card securitizations reflecting unfavorable market conditions. The increase in loss on trading assets for the first half of 2008, compared with the same period in 2007, was a result of downward adjustments to the fair value of trading assets backed by Alt-A loans and the decrease in the value of retained interests from credit card securitizations.

        The Company recognized impairment losses of $407 million and $474 million for the three and six months ended June 30, 2008 on certain mortgage-backed securities where the Company determined that the decline in the fair value of the securities below their amortized cost represented an other-than-temporary condition. Partially offsetting the impairment losses for the six months ended June 30, 2008 was a realized net gain on sale of available-for-sale securities of $90 million driven by higher sales volume.

        During the second quarter of 2008, the Company retired approximately $1.11 billion of Washington Mutual's senior and subordinated debt reflecting the reduction in the Company's funding requirements resulting from the reduction of the balance sheet in the first half of 2008. These senior and subordinated debts were retired at a discounted value resulting in a gain on extinguishment of borrowings of $99 million in the second quarter of 2008.

        The decrease in other income of $127 million and $119 million for the three and six months ended June 30, 2008, compared with the same periods in 2007, primarily resulted from revaluation losses on derivatives held for interest-rate risk management purposes, and a $55 million downward adjustment on the price protection feature related to the capital issuance in April 2008. See Note 6 to the Consolidated Financial Statements – "Equity Issuance" for the details of the price protection feature.

  Noninterest Expense

        Noninterest expense consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
	2008	2007		2008	2007
	(dollars in millions)
Compensation and benefits	$939	$977	(4)%	$1,853	$1,979	(6)%
Occupancy and equipment	460	354	30	818	731	12
Telecommunications and outsourced information services	123	132	(7)	253	261	(3)
Depositor and other retail banking losses	61	58	6	124	119	4
Advertising and promotion	103	113	(10)	208	211	(2)
Professional fees	57	55	4	96	93	4
Postage	101	106	(4)	205	214	(4)
Foreclosed asset expense	217	56	289	372	95	293
Other expense	342	287	19	626	541	16

Total noninterest expense	$2,403	$2,138	12	$4,555	$4,244	7

        In the second quarter of 2008, the Company implemented a series of initiatives designed to significantly reduce operating expenses. These initiatives included further consolidation of the home loans business and other savings across corporate support and other business functions. In connection with these activities, the Company recorded restructuring charges of $204 million and resizing charges of $3 million in the second quarter. Restructuring charges consisted of $66 million in employee termination benefits, $46 million in lease termination and other decommissioning costs and $92 million of fixed asset write-downs. The restructuring charges are described further in Note 2 to the Consolidated Financial Statements – "Restructuring Activities."

        Compensation and benefits expense decreased during the three and six months ended June 30, 2008, compared with the same periods in 2007, primarily due to lower home loan mortgage banking incentive compensation that resulted from the significant decline in home loan volume. The decreases were partially offset by lower levels of deferred compensation costs resulting from a decline in loan originations during the first half of 2008. Reflecting the Company's initiatives to resize the home loans business and corporate and other support functions, the number of employees decreased from 49,989 at June 30, 2007 to 43,198 at June 30, 2008.

        Occupancy and equipment expense increased during the three and six months ended June 30, 2008, compared with the same periods in 2007, predominantly due to charges of $138 million and $150 million recognized in the three and six months ended June 30, 2008 related to the Company's restructuring of its home loans business. The increases were significantly offset by reduced expense levels resulting from the previous expense reduction actions taken by the Company to streamline the home loans business and corporate and other support functions.

        The increase in foreclosed asset expense for the three and six months ended June 30, 2008, compared with the same periods in 2007, was due to the deterioration in the credit environment and further weakening in the housing market. The total number of foreclosed properties has increased while the values of those properties have generally declined. The Company expects that foreclosed asset expense will remain elevated until home prices begin to stabilize.

        A significant portion of the increase in other noninterest expense for the three and six months ended June 30, 2008, compared with the same periods in 2007, was due to an increase in FDIC deposit insurance premiums of the Company's banking subsidiaries. Other noninterest expense during the six months ended June 30, 2008 included a $38 million partial recovery of the Visa litigation expense recorded during the second half of 2007.

Review of Financial Condition

  Trading Assets

        Trading assets consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Credit card retained interests	$1,559	$1,838
Mortgage-backed securities	720	854
U.S. Government and other debt securities	29	76

Total trading assets	$2,308	$2,768

        The Company's trading assets are primarily comprised of financial instruments that are retained from securitization transactions. Credit card retained interests are mostly comprised of subordinated interests that consist of noninterest-bearing beneficial interests. These retained interests are repaid after the related senior classes of securities, which are usually held by third party investors. Substantially all of the trading assets are classified as Level 3 in the fair value hierarchy.

        Trading assets at June 30, 2008 decreased $460 million from December 31, 2007, primarily due to downward adjustments to the fair value of credit card retained interests reflecting unfavorable market conditions.

        The following table presents trading assets, including mortgage-backed securities by asset type, by rating at June 30, 2008:

	AAA		AA	A	BBB	Below Investment Grade	Total
	(in millions)
Credit card retained interests	$–		$34	$107	$280	$1,138	$1,559
Mortgage-backed securities:
Agency	292	(1)	–	–	–	–	292
Prime	236		1	3	5	24	269
Alt-A	81		2	–	–	42	125
Subprime	–		–	–	–	2	2
Commercial	–		–	–	–	32	32

Total mortgage-backed securities	609		3	3	5	100	720
U.S. Government and other debt securities	29		–	–	–	–	29

Total trading assets	$638		$37	$110	$285	$1,238	$2,308

(1)
Includes U.S. Government-sponsored agencies securities, which are not rated.

  Available-for-Sale Securities

        The Company holds available-for-sale securities primarily for interest rate risk management and liquidity enhancement purposes. Accordingly, the portfolio is comprised primarily of highly-rated debt securities. The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of available-for-sale securities as of the dates indicated. At June 30, 2008 and December 31, 2007 there were no securities classified as held to maturity.

	June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$176	$–	$(4)	$172
Agency	8,733	64	(53)	8,744
Private label	10,513	9	(1,197)	9,325

Total mortgage-backed securities	19,422	73	(1,254)	18,241
Investment securities:
U.S. Government	175	–	–	175
Agency	1,379	2	(3)	1,378
U.S. states and political subdivisions	1,707	11	(22)	1,696
Other debt securities	2,597	7	(118)	2,486
Equity securities	476	–	(77)	399

Total investment securities	6,334	20	(220)	6,134

Total available-for-sale securities	$25,756	$93	$(1,474)	$24,375

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
Mortgage-backed securities:
U.S. Government	$177	$2	$(1)	$178
Agency	6,968	69	(23)	7,014
Private label	12,356	45	(344)	12,057

Total mortgage-backed securities	19,501	116	(368)	19,249
Investment securities:
U.S. Government	591	3	(1)	593
Agency	3,614	40	(2)	3,652
U.S. states and political subdivisions	1,598	17	(8)	1,607
Other debt securities	2,030	15	(35)	2,010
Equity securities	455	2	(28)	429

Total investment securities	8,288	77	(74)	8,291

Total available-for-sale securities	$27,789	$193	$(442)	$27,540

        The fair value of available-for-sale mortgage-backed securities by asset type and rating and the book value as a percentage of par value at June 30, 2008 is presented in the following table:

	AAA(1)	AA	A	BBB	Below Investment Grade	Total
	(in millions)
Mortgage-backed securities:
Agency and U.S. Government	$7,501	$–	$–	$–	$–	$7,501
Prime	2,863	324	52	33	29	3,301
Alt-A	408	44	1	7	63	523
Subprime	155	40	55	36	40	326
Commercial	6,563	8	–	8	11	6,590

Total mortgage-backed securities	$17,490	$416	$108	$84	$143	$18,241

Book value as a percentage of par value(2)	95%	56%	41%	32%	18%	89%

(1)
Includes securities guaranteed by the U.S. Government or U.S. Government-sponsored agencies, which are not rated.
(2)
Book value includes declines in fair value, recognized as other-than-temporary impairment losses recognized in noninterest income and unrealized net gain/loss recorded in other comprehensive income.

        At June 30, 2008, available-for-sale investment securities were comprised primarily of U.S. Government-sponsored agency securities and securities issued by U.S. states and political subdivisions. Substantially all investment securities are investment grade.

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

        The Company recognized other-than-temporary impairment losses of $407 million and $474 million on certain mortgage securities backed by Alt-A, prime and subprime collateral during the three and six months ended June 30, 2008. Specifically, other-than-temporary impairment losses were recognized on mortgage-backed securities which have experienced adverse changes in their estimated cash flows or where management judgmentally considered it probable that the Company will be unable to collect all amounts due, in both cases taking into account available evidence related to the nature and credit risk characteristics of the specific securities, including downgrades on securities and projections considering expected default rates, loss severity and loss timing. Approximately 70% of the other-than-temporary impairment losses recognized in the second quarter of 2008 were on mortgage-backed securities rated BBB or below investment grade. The securities for which other-than-temporary impairment losses were recognized were classified as Level 3 in the fair value hierarchy.

        Unrealized losses increased $1.03 billion during the six months ended June 30, 2008, predominantly due to market credit spreads widening. The Company does not believe it is probable that it will be unable to collect all amounts due on these securities and it has the intent and ability to retain these securities for a sufficient period of time to allow for their recovery. Accordingly, the Company does not consider their decline in fair value to represent an other-than-temporary impairment condition.

        During the three and six months ended June 30, 2008, the Company transferred $479 million and $852 million of available-for-sale securities from Level 2 to Level 3 in the fair value hierarchy. The market inputs used to estimate the fair value of these securities could no longer be corroborated and therefore were considered to be unobservable inputs. For the three and six months ended June 30, 2008, the Company recognized gross unrealized losses on the securities transferred into Level 3 of $39 million and $162 million that were recorded to other comprehensive income, net of income taxes. Also during the same periods, the Company transferred $175 million and $1.02 billion of available-for-sale securities from Level 3 to Level 2 as the Company was able to use observable market inputs to corroborate the fair value estimates.

        The gross gains and losses realized through earnings on available-for-sale securities for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Available-for-sale securities
Realized gross gains	$28	$20	$130	$59
Realized gross losses	(430)	(13)	(514)	(18)

Realized net gain (loss)	$(402)	$7	$(384)	$41

  Loans

        Total loans consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Loans held for sale	$1,877	$5,403

Loans held in portfolio:
Loans secured by real estate:
Home loans(1)	$105,027	$110,387
Home equity loans and lines of credit(1)	60,386	60,963
Subprime mortgage channel(2):
Home loans	13,951	16,092
Home equity loans and lines of credit	2,101	2,525
Home construction(3)	1,902	2,226
Multi-family	33,144	31,754
Other real estate	10,478	9,524

Total loans secured by real estate	226,989	233,471
Consumer:
Credit card	10,589	8,831
Other	177	205
Commercial	1,872	1,879

Total loans held in portfolio(4)	$239,627	$244,386

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
(4)
Includes net unamortized deferred loan costs of $1.31 billion and $1.45 billion at June 30, 2008 and December 31, 2007.

        Loans held for sale decreased $3.53 billion from December 31, 2007 as sales of residential mortgage loans exceeded originations of loans designated as held for sale. Due to the illiquid market, residential mortgage loans designated as held for sale at June 30, 2008 and December 31, 2007 were largely limited to conforming loans eligible for purchase by the housing government-sponsored enterprises. Subprime mortgage channel home loans and home equity loans and lines of credit decreased $2.57 billion as loan charge-offs and payoffs in the subprime portfolio were not replaced with loan originations in the first half of 2008.

        Credit card loans held in portfolio increased $1.76 billion, or 20%, from December 31, 2007. In response to tightening secondary markets, the Company has substantially ceased credit card securitizations, resulting in on-balance sheet funding of new originations.

        Total home loans held in portfolio consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Home loans:
Short-term adjustable-rate loans(1):
Option ARMs(2)	$52,886	$58,870
Other ARMs	9,128	9,551

Total short-term adjustable-rate loans	62,014	68,421
Medium-term adjustable-rate loans(3)	37,546	36,507
Fixed-rate loans	5,467	5,459

Home loans held in portfolio(4)	105,027	110,387
Subprime mortgage channel	13,951	16,092

Total home loans held in portfolio	$118,978	$126,479

(1)
Short-term adjustable-rate loans reprice within one year.
(2)
The total amount by which the unpaid principal balance of Option ARM loans exceeded their original principal amount was $2.05 billion and $1.73 billion at June 30, 2008 and December 31, 2007.
(3)
Medium-term adjustable-rate loans reprice after one year.
(4)
Excludes home loans in the subprime mortgage channel.

        The Option ARM home loan portfolio decreased $5.98 billion during the first half of 2008 as loan payments sharply exceeded originations. Additionally, the Company continued to work with selected customers to convert their Option ARMs into other products which do not have negative amortization features. The Company ceased originating Option ARM loans in the second quarter of 2008.

  Other Assets

        Other assets consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Accounts receivable	$5,490	$4,837
Investment in bank-owned life insurance	5,165	5,072
Premises and equipment	2,544	2,779
Accrued interest receivable	1,626	2,039
Derivatives	1,809	2,093
Identifiable intangible assets	320	388
Foreclosed assets	1,512	979
Other	4,592	3,847

Total other assets	$23,058	$22,034

  Deposits

        Deposits consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Retail deposits:
Checking deposits:
Noninterest bearing	$25,435	$23,476
Interest bearing	21,715	25,713

Total checking deposits	47,150	49,189
Savings and money market deposits	58,016	44,987
Time deposits	43,086	49,410

Total retail deposits	148,252	143,586
Commercial business and other deposits	8,892	11,267
Brokered deposits:
Consumer	19,248	18,089
Institutional	100	2,515
Custodial and escrow deposits	5,431	6,469

Total deposits	$181,923	$181,926

        The increase in noninterest-bearing retail checking deposits was mostly due to the continuing customer account growth in the Company's free checking product. Savings and money market accounts increased as competitive pricing on money market deposits attracted new deposits and customers shifted from maturing time deposits and interest-bearing retail checking deposits. As a result, overall retail deposits increased by $4.67 billion.

        Institutional brokered deposits decreased $2.42 billion or 96% from December 31, 2007 as the Company shifted to lower cost funding sources.

        Transaction accounts (checking, savings and money market deposits) comprised 71% and 66% of retail deposits at June 30, 2008 and December 31, 2007. These products generally have the benefit of lower interest costs, compared with time deposits, and represent the core customer relationship that is maintained within the retail banking franchise. Average total deposits funded 65% of average total interest-earning assets in the second quarter of 2008, compared with 64% in the fourth quarter of 2007.

  Borrowings

        Borrowings totaled $89.24 billion at June 30, 2008, compared with $108.96 billion at December 31, 2007. The decrease primarily reflects the Company's reduced funding requirements resulting from the reduction in the size of the balance sheet during the six months ended June 30, 2008.

Operating Segments

        The Company has four operating segments for the purpose of management reporting: the Retail Banking Group, the Card Services Group, the Commercial Group and the Home Loans Group. The Company's operating segments are defined by the products and services they offer. The Retail Banking Group, the Card Services Group and the Home Loans Group are consumer-oriented while the Commercial Group serves commercial customers. In addition, the category of Corporate Support/Treasury and Other includes the community lending and investment operations; the Treasury function, which manages the Company's interest rate risk, liquidity position and capital; the Corporate Support function, which provides facilities, legal, accounting and finance, human resources and technology services; and the Enterprise Risk Management function, which oversees the identification, measurement, monitoring, control and reporting of credit, market and operational risk. Refer to Note 10 to the Consolidated Financial Statements – "Operating Segments" for information regarding the key elements of management reporting methodologies used to measure segment performance.

        The Company serves the needs of 19.8 million consumer households through its 2,239 retail banking stores, 42 lending stores and centers, 4,962 owned and branded ATMs, telephone call centers and online banking.

        Financial highlights by operating segment were as follows:

  Retail Banking Group

	Three Months Ended June 30,
				Six Months Ended June 30,
			Percentage Change			Percentage Change
	2008	2007		2008	2007
	(dollars in millions)
Condensed income statement:
Net interest income	$1,210	$1,291	(6)%	$2,413	$2,575	(6)%
Provision for loan losses	3,823	91	–	6,122	153	–
Noninterest income	842	820	3	1,617	1,571	3
Inter-segment revenue	7	16	(58)	15	34	(55)
Noninterest expense	1,232	1,131	9	2,453	2,201	11

Income (loss) before income taxes	(2,996)	905	–	(4,530)	1,826	–
Income taxes	(959)	340	–	(1,450)	685	–

Net income (loss)	$(2,037)	$565	–	$(3,080)	$1,141	–

Performance and other data:
Efficiency ratio	59.82%	53.19%	12	60.63%	52.65%	15
Average loans	$138,671	$149,716	(7)	$140,695	$152,445	(8)
Average assets	145,800	159,515	(9)	148,704	162,264	(8)
Average deposits	149,509	145,252	3	148,122	144,644	2
Loan volume	655	5,760	(89)	1,893	10,338	(82)
Employees at end of period	27,857	28,523	(2)	27,857	28,523	(2)

        The decrease in net interest income was substantially due to a decline in the spread on home mortgage and home equity loans and declining average balances of home mortgage loans. Home mortgage loan average balances declined $17.23 billion and $18.84 billion compared with the three and six months ended June 30, 2007, as the Home Loans Group began retaining all originated home mortgage loans in July 2007. Also partially contributing to the decrease in net interest income were declining funds transfer credits on deposits driven by declining short-term interest rates. Average deposit balances increased $4.26 billion and $3.48 billion compared with the three and six months ended June 30, 2007.

        The substantial increase in the provision for loan losses resulted from an increase in delinquencies in the home equity and home mortgage loan portfolios. Also contributing to the increase was declining housing prices from the deteriorating housing market, which increased expected loss severities.

        The increase in noninterest income was substantially due to a 7% and 6% increase in depositor and other retail banking fees for the three and six months ended June 30, 2008, compared with the same periods in 2007, driven by higher transaction fees and the increase in the number of accounts. The number of noninterest-bearing retail checking accounts at June 30, 2008 totaled approximately

11.6 million, compared with approximately 10.4 million at June 30, 2007. The increase was primarily offset by a decrease in fees received on official check balances in process.

        The increase in noninterest expense for the second quarter of 2008, compared with the second quarter of 2007, was significantly attributable to increased foreclosed asset expense as a result of the downturn in the housing market and increased defaults. Foreclosed asset expense totaled $67 million for the second quarter of 2008, compared with $7 million in the second quarter of 2007. Partially contributing to the increase was higher FDIC deposit insurance premiums. These increases were partly offset by lower technology costs.

        For the six months ended June 30, 2008, compared with the same period in 2007, noninterest expense increased partially due to higher foreclosed assets expense, which increased to $102 million from $13 million during the same period in 2007. Also contributing to the increase were higher fraud losses and higher compensation and benefits. Partially offsetting these increases were lower technology costs.

Card Services Group (Managed basis)

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
	2008	2007		2008	2007
	(dollars in millions)
Condensed income statement:
Net interest income	$769	$649	18%	$1,534	$1,290	19%
Provision for loan losses	911	523	74	1,537	912	69
Noninterest income	187	393	(52)	604	867	(30)
Inter-segment expense	5	–	–	9	–	–
Noninterest expense	297	306	(3)	557	635	(12)

Income (loss) before income taxes	(257)	213	–	35	610	(94)
Income taxes	(82)	80	–	11	229	(95)

Net income (loss)	$(175)	$133	–	$24	$381	(94)

Performance and other data:
Efficiency ratio	31.25%	29.33%	7	26.16%	29.42%	(11)
Average loans	$26,314	$24,234	9	$26,601	$23,921	11
Average assets	28,844	26,762	8	29,044	26,403	10
Employees at end of period	2,940	2,827	4	2,940	2,827	4

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

        The increase in net interest income for the three and six months ended June 30, 2008 was substantially due to improved spreads and growth in the average balance of managed credit card loans. The spread improvement reflects lower funds transfer charges which were partially offset by lower managed loan yields. The average loan balances for the three and six months ended June 30, 2008 increased by $2.08 billion and $2.68 billion, compared with the same periods in 2007.

        The increase in the provision for loan losses was driven by higher net credit losses and the growth in managed credit card receivables. Managed net credit losses increased to 10.84% of average managed receivables in the three months ended June 30, 2008, up from 6.49% for the same period in 2007.

Contractual and bankruptcy losses, as well as delinquencies, have increased due to a weakening economy and rising unemployment rates.

        Noninterest income declined for the three months ended June 30, 2008, compared with the same period in 2007, primarily due to higher market valuation losses on retained interests reflecting lower residual cash flow assumptions and higher discount rates. Also contributing to the decrease was reduced gain on sale due to the absence of securitization sale activity during the current quarter given the challenging capital markets environment, and lower excess servicing impacted by higher net credit losses on securitized loans.

        For the six months ended June 30, 2008, the decrease in noninterest income, compared with the six months ended June 30, 2007, was primarily due to reduced gain on sale resulting from the absence of securitization sale activity in 2008 and higher market valuation losses on retained interests. Also contributing to the decrease was lower excess servicing, which was partially offset by the recognition of an $85 million pretax gain from the redemption of a portion of the Company's shares associated with the Visa initial public offering in March 2008 and an increase in fee income.

        The decrease in noninterest expense during the six months ended June 30, 2008, compared with the same period in 2007, was significantly due to a $38 million partial recovery of the Visa-related litigation expense recorded during the second half of 2007 and lower marketing expenses. These were partially offset by higher compensation costs related to an increase in the number of employees.

  Commercial Group

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
	2008	2007		2008	2007
	(dollars in millions)
Condensed income statement:
Net interest income	$203	$208	(3)%	$400	$420	(5)%
Provision for loan losses	17	2	607	47	(7)	–
Noninterest income	5	63	(93)	(3)	78	–
Noninterest expense	63	74	(15)	131	148	(12)

Income before income taxes	128	195	(35)	219	357	(39)
Income taxes	41	73	(44)	70	134	(48)

Net income	$87	$122	(29)	$149	$223	(33)

Performance and other data:
Efficiency ratio	30.34%	27.42%	11	33.07%	29.89%	11
Average loans	$41,891	$38,789	8	$41,413	$38,715	7
Average assets	43,875	41,184	7	43,439	41,094	6
Average deposits	6,632	15,294	(57)	7,053	13,671	(48)
Loan volume	3,768	4,348	(13)	6,603	8,018	(18)
Employees at end of period	1,342	1,508	(11)	1,342	1,508	(11)

        The decrease in net interest income for the three and six months ended June 30, 2008, compared with the same periods in 2007, was substantially due to lower funds transfer credits on lower average balances of deposits attributable to the winding-down of the mortgage banker finance warehouse lending operations in the fourth quarter of 2007. Largely offsetting this decrease was higher net interest income from $3.10 billion growth in the average balance of loans in the second quarter of 2008 compared with the same period in 2007, predominantly in multi-family and non-residential loans.

        The increase in the provision for loan losses was due to higher reserve requirements reflecting higher unemployment rates in portfolio concentration areas, increased delinquencies and higher loan balances. Net charge-offs have remained relatively low at $7 million in the first half of 2008.

        The decrease in noninterest income was predominantly due to lower gain on sale resulting from reduced sales volume of multi-family and commercial loans in 2008.

        Noninterest expense declined during the three and six months ended June 30, 2008, compared with the same periods in 2007, substantially due to the decision to scale back presence in non-core markets resulting in a decrease in employee compensation and benefits expense due to the reduction in the number of employees and a decrease in occupancy expense.

  Home Loans Group

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
	2008	2007		2008	2007
	(dollars in millions)
Condensed income statement:
Net interest income	$240	$211	13%	$490	$455	8%
Provision for loan losses	1,637	101	–	2,544	150	–
Noninterest income	(97)	389	–	221	550	(60)
Inter-segment expense	2	16	(86)	6	34	(83)
Noninterest expense	484	547	(12)	983	1,069	(8)

Loss before income taxes	(1,980)	(64)	–	(2,822)	(248)	–
Income taxes	(635)	(24)	–	(904)	(93)	871

Net loss	$(1,345)	$(40)	–	$(1,918)	$(155)	–

Performance and other data:
Efficiency ratio	344.70%	93.71%	268	139.26%	110.07%	27
Average loans	$54,880	$43,312	27	$55,275	$48,255	15
Average assets	65,074	60,342	8	65,958	65,831	–
Average deposits	5,202	8,372	(38)	5,335	8,436	(37)
Loan volume	8,462	35,938	(76)	22,236	69,718	(68)
Employees at end of period	7,338	13,150	(44)	7,338	13,150	(44)

        The increase in net interest income during the second quarter of 2008, compared with the second quarter of 2007, was primarily due to the increase of $14.28 billion in average balances of prime home mortgage loans. Beginning in July 2007, the Home Loans Group began retaining these home mortgage loans within its portfolio. Also contributing to the increase were lower funds transfer pricing charges on the MSR asset. These increases were substantially offset by lower net interest income resulting from a decline in average balances of custodial and escrow deposits.

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

        The decrease in noninterest income for the second quarter of 2008, compared with the same period in 2007, was largely due to reduced gain on sale resulting from higher provision for loan repurchases and lower volumes in the mortgage origination pipeline, as well as lower inter-segment sales. Higher delinquencies drove increased repurchase requests from investors resulting in an increase in the provision for repurchase reserves.

        The decrease in noninterest income for the six months ended June 30, 2008, compared with the same period in 2007, was significantly driven by reduced gain on sale due to higher repurchase reserves and lower volumes. Also contributing to the decrease were increased losses from trading securities stemming from credit downgrades and widening spreads. These decreases were partially offset by the write-down of trading assets retained from subprime mortgage securitizations that occurred in the first half of 2007.

        The decrease in noninterest expense for the three and six months ended June 30, 2008, compared with the same periods in 2007, was primarily due to a reduction in the number of employees and locations, resulting from the initiatives to resize the home loans business. This decrease was largely offset by higher foreclosed asset expense as a result of the downturn in the housing market and increased number of foreclosures. Foreclosed asset expense totaled $149 million and $267 million for the three and six months ended June 30, 2008, compared with $47 million and $80 million for the same periods in 2007.

  Corporate Support/Treasury and Other

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
	2008	2007		2008	2007
	(dollars in millions)
Condensed income statement:
Net interest income (expense)	$254	$(4)	–%	$386	$(26)	–%
Provision for loan losses	55	(51)	–	173	(25)	–
Noninterest income	(327)	60	–	(241)	154	–
Noninterest expense	327	80	312	431	191	126
Minority interest expense	75	42	78	151	85	77

Loss before income taxes	(530)	(15)	–	(610)	(123)	396
Income taxes	(247)	(37)	573	(316)	(106)	199

Net income (loss)	$(283)	$22	–	$(294)	$(17)	–

Performance and other data:
Average loans	$1,648	$1,367	21	$1,602	$1,356	18
Average assets	47,151	41,789	13	46,338	41,335	12
Average deposits	23,267	37,847	(39)	23,947	42,002	(43)
Loan volume	84	72	17	226	179	26
Employees at end of period	3,721	3,981	(7)	3,721	3,981	(7)

        The increase in net interest income was primarily due to improved spreads on lower cost borrowings. Also contributing to the increase was higher yields and lower funds transfer charges on available-for-sale securities.

        The decline in noninterest income was primarily due to a $407 million other-than-temporary impairment in the Company's available-for-sale securities portfolio during the three months ended June 30, 2008. Also contributing to the decline was a $55 million downward adjustment on the price protection feature derivative related to the capital issuance in April 2008. Partially offsetting the decrease were gains resulting from the early retirement of $1.11 billion of Washington Mutual's senior and subordinated debts.

        The increase in noninterest expense was primarily due to $204 million in charges related to the Company's second quarter 2008 restructuring efforts.

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

        When the Company sells or securitizes loans that it originated, it generally retains the right to service the loans and may retain senior, subordinated, residual, and other interests, all of which are considered retained interests in the sold or securitized assets. Retained interests in mortgage loan securitizations, excluding the rights to service such loans, were $1.23 billion at June 30, 2008, of which $1.13 billion are of investment-grade quality. Retained interests in credit card securitizations were $1.56 billion at June 30, 2008, of which $421 million are of investment-grade quality. Additional information concerning the pretax gains, cash flows, servicing fees, principal and interest received on and valuation of retained interests and loan repurchases, in each case, arising from the Company's securitization activities is included in Note 7 to the Consolidated Financial Statements – "Securitizations" in the Company's 2007 Annual Report on Form 10-K/A. Additional information concerning the revenue and expenses from the sales and servicing of home mortgage loans, including the effects of derivative risk management instruments is included in Note 8 to the Consolidated Financial Statements – "Mortgage Banking Activities" in the Company's 2007 Annual Report on Form 10-K/A.

  American Securitization Forum Framework

        In December 2007, the American Securitization Forum ("ASF"), working with various constituency groups as well as representatives of U.S. Federal government agencies, issued the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans (the "ASF Framework"). On January 8, 2008, the Securities and Exchange Commission's (the "SEC") Office of the Chief Accountant (the "OCA") issued a letter (the "OCA Letter") addressing accounting issues that may be raised by the ASF Framework. The OCA Letter expressed the view that if a subprime ARM loan made to a Segment 2 borrower, as described below, is modified in accordance with the ASF Framework and that loan could be legally modified, the OCA would not object to continued status of the transferee as a QSPE under Statement No. 140.

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

        The Company elected to apply the fast-track loan modification provisions of the ASF Framework beginning in March 2008 and its application did not impact the off-balance sheet accounting treatment of QSPEs that hold Segment 2 loans that were selected for modification.

        At June 30, 2008, the total amount of assets owned by Company-sponsored QSPEs that hold subprime ARM loans was $22.74 billion. The table below provides details of the assets comprising the balance of these QSPEs at June 30, 2008:

QSPEs Balance
(in millions)
Subprime ARM loans:
Segment 1	$3,867
Segment 2	469
Segment 3	3,042

Total subprime ARM loans	7,378
Other loans(1)	12,283
Foreclosed assets	3,076

Total assets of Company-sponsored QSPEs that hold subprime ARM loans	$22,737

(1)
Substantially comprised of subprime mortgage loans that are not within the parameters established by the ASF Framework.

        The tables below provide details of activities related to fast-track modifications, loan payoffs and other activities for the three and six months ended June 30, 2008:

	For the three months ended June 30, 2008
	Fast-track Modifications(1)	Loan Payoffs	Foreclosure Activities	Other Activities(2)
	(in millions)
Subprime ARM loans:
Segment 1	$–	$213	$297	$115
Segment 2	336	12	72	18
Segment 3	–	10	781	135

Total subprime ARM loans	$336	$235	$1,150	$268

(1)
Fast-track modifications began in March 2008 and are only applicable to Segment 2 subprime ARM loans.
(2)
Other activities include loss mitigation modification and workout plan activities.

	For the six months ended June 30, 2008
	Fast-track Modifications(1)	Loan Payoffs	Foreclosure Activities	Other Activities(2)
	(in millions)
Subprime ARM loans:
Segment 1	$–	$428	$517	$155
Segment 2	404	42	232	38
Segment 3	–	21	3,508	293

Total subprime ARM loans	$404	$491	$4,257	$486

(1)
Fast-track modifications began in March 2008 and are only applicable to Segment 2 subprime ARM loans.
(2)
Other activities include loss mitigation modification and workout plan activities.

        Other loans and foreclosed assets totaled approximately $15 billion at June 30, 2008, a decrease of approximately $400 million from March 31, 2008 and an increase of approximately $700 million from December 31, 2007. The decrease from March 31, 2008 was due to the exclusion of trusts that no longer have loans which meet the ASF criteria, loan payoffs, and the liquidation of foreclosed assets. The increase from December 31, 2007 was primarily due to an increase in foreclosed assets.

        The total principal amount of beneficial interests issued by Company-sponsored securitizations that hold subprime ARM loans at June 30, 2008 was approximately $23 billion, substantially all of which were sold to third parties with a de minimis amount held by the Company.

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

        The Company's Chief Enterprise Risk Officer is responsible for enterprise-wide risk management. The Company's Enterprise Risk Management function oversees the identification, measurement, monitoring, control and reporting of credit, market, and operational risk. The Company's Treasury function is responsible for the measurement, management and control of liquidity risk. The General Auditor reports directly to the Audit Committee of the Board of Directors, and independently assesses the Company's compliance with risk management controls, policies and procedures.

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

        Members of the Enterprise Risk Management function work with the lines of business to establish appropriate policies, standards and limits designed to maintain risk exposures within the Company's risk tolerance. Significant risk management policies approved by the relevant management committees are also reviewed and approved by the Audit and Finance Committees. Enterprise Risk Management also provides objective oversight of risk elements inherent in the Company's business activities and practices, and reports periodically to the Board of Directors.

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

        The Company recorded a provision for loan losses of $5.91 billion in the second quarter of 2008 compared with a provision of $372 million in the second quarter of last year and a significant increase in net charge-offs to $2.17 billion for the quarter ended June 30, 2008. The increase in the provision for loan losses reflected the further decline in housing prices which increased expected loss severities, increased delinquencies, reduced availability of credit and the weakening economy. Cure rates on early stage delinquencies, representing loans that are up to three payments past due, deteriorated significantly as declining home prices and the reduced availability of credit prevented many borrowers from refinancing their mortgage or selling their home at a price sufficient to repay their mortgage. On a national basis, the supply of unsold homes in June 2008 increased 22% from June 2007 to approximately 11.1 months. In turn, this has contributed to a 6% decline in the national median sales price for existing homes between those same periods. Since July 2006, average home prices declined 19%, as measured by the S&P Case-Shiller 10-City Composite Home Price Index, or 22% if weighted to reflect the geographic distribution of the Company's single-family residential portfolio. California and Florida have seen some of the sharpest declines in home prices, where 51% and 8% of the Company's total single-family residential loans at June 30, 2008 were located. Housing market weakness was also evident in the change in the national volume of foreclosure filings which increased by 121% from the second quarter of 2007 to the second quarter of 2008. Average loss severities on late-stage delinquent loans and foreclosed assets have increased as lower collateral values have been insufficient to cover the recorded investment in the loan. Approximately one-third of net single-family residential charge-offs recorded in both the second quarter of 2008 and for the six months ended June 30, 2008 were recorded on loans that were more than 180 days past due. As housing prices continued to decline, additional charge-offs were recorded on late-stage delinquent loans. These loans experienced prior charge-offs when they became 180 days past due, to the extent their carrying amounts exceeded net realizable values. The ratio of nonperforming assets to total assets increased from 2.17% at the end of 2007 to 3.62% at June 30, 2008. Increasing early stage credit card delinquencies and a more seasoned credit card portfolio partially contributed to the increase in the allowance for loan losses.

        Reflecting higher incurred losses inherent in the portfolio resulting primarily from these economic factors, the Company increased its allowance for loan losses, both in absolute terms and as a percentage of loans held in portfolio from $2.57 billion or 1.05% of loans held in portfolio at December 31, 2007 to $8.46 billion or 3.53% of total loans held in portfolio at June 30, 2008. Credit costs are expected to remain elevated throughout the remainder of 2008 and 2009 while the Company expects 2008 to be the peak year for provisioning.

        In light of these deteriorating conditions in the U.S. housing market, the Company has taken actions to reduce its potential future exposure to credit risk, including tightening underwriting standards across all loan products, shifting the product strategy toward originating conforming mortgage loans that can be sold to housing government-sponsored enterprises, elimination of negatively amortizing products including Option ARMs, discontinuation of all lending conducted through the wholesale channel, and the reduction or suspension of undrawn home equity lines of credit. During 2008, single-

family residential loans decreased $8.50 billion or 4% with most of the decrease coming from the Option ARM portfolio. The Company reduced or suspended $8.23 billion of available credit under home equity lines of credit in the quarter ended June 30, 2008 and $6.06 billion in the quarter ended March 31, 2008, as permitted by the Company's contractual agreements with its customers. At June 30, 2008, the Company had unfunded commitments to extend credit on home equity lines of credit of $41.0 billion. The Company also actively manages credit lines available to qualified credit card customers based on an evaluation of predictive risk indicators, such as account performance and risk scores.

        The Company has also decided to focus its residential mortgage loan origination business on the retail channel and as a result, the Company expects to be better positioned to manage the credit risk of loans being added to the portfolio as home loans and home equity loans and lines of credit originated through the retail channel performed better at June 30, 2008 than loans with comparable risk characteristics originated through the Company's wholesale channel.

Origination Channel

	Portfolio at June 30, 2008	Nonaccrual Loans
	(in millions)
Retail(1)	$96,913	$2,715
Wholesale	55,567	2,750
Purchased/Correspondent	10,692	813
Subprime mortgage channel	15,983	3,008

Total home and home equity loans and lines of credit held in portfolio	$179,155	$9,286

(1)
94% or $55.39 billion of the Company's prime home equity portfolio was originated in the retail channel.

  Nonaccrual Loans, Foreclosed Assets and Restructured Loans

        Loans, excluding credit card loans, are generally placed on nonaccrual status upon reaching 90 days past due. Additionally, individual loans in non-homogeneous portfolios are placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal or interest by the borrower is not expected. Restructured loans are reported as nonaccrual loans and interest received on such loans is accounted for using the cash method until such time as the Company determines that collectability of principal and interest is reasonably assured, at which point the loan is returned to accrual status and reported as an accruing restructured loan. At June 30, 2008, restructured loans of $1.43 billion were reported as nonaccrual loans in accordance with the Company's policy, accounting for 46 basis points of the 362 basis points of the nonperforming assets to total assets ratio.

        Nonaccrual loans and foreclosed assets ("nonperforming assets") consisted of the following:

	June 30, 2008	Nonaccrual Loans as a % of Loan Category	March 31, 2008	Nonaccrual Loans as a % of Loan Category	December 31, 2007	Nonaccrual Loans as a % of Loan Category
	(dollars in millions)
Nonperforming assets:
Nonaccrual loans(1)(2)(3):
Loans secured by real estate:
Home loans(4)(5)	$4,757	4.53%	$3,504	3.23%	$2,302	2.09%
Home equity loans and lines of credit(4)	1,521	2.52	1,102	1.80	835	1.37
Subprime mortgage channel(6)	3,008	18.74	2,882	16.62	2,721	14.61
Home construction(7)	79	4.14	77	3.68	56	2.51
Multi-family	181	0.55	142	0.44	131	0.41
Other real estate	87	0.83	87	0.87	53	0.55

Total nonaccrual loans secured by real estate	9,633	4.24	7,794	3.36	6,098	2.61
Consumer	1	0.02	2	0.02	1	0.02
Commercial	57	3.03	28	1.43	24	1.26

Total nonaccrual loans held in portfolio	9,691	4.04	7,824	3.22	6,123	2.51
Foreclosed assets(8)	1,512		1,357		979

Total nonperforming assets	$11,203		$9,181		$7,102

Total nonperforming assets as a percentage of total assets	3.62%		2.87%		2.17%

(1)
Nonaccrual loans held for sale, which are excluded from the nonaccrual balances presented above, were $2 million, zero and $4 million at June 30, 2008, March 31, 2008 and December 31, 2007. Loans held for sale are accounted for at the lower of cost or fair value, with valuation changes included as adjustments to noninterest income.
(2)
Credit card loans are exempt under regulatory rules from being classified as nonaccrual because they are charged off when they are determined to be uncollectible, or by the end of the month in which the account becomes 180 days past due.
(3)
Includes nonaccrual restructured loans of $1.43 billion, $669 million and $633 million at June 30, 2008, March 31, 2008 and December 31, 2007. Excludes accruing restructured loans of $465 million, $372 million and $251 million at June 30, 2008, March 31, 2008 and December 31, 2007.
(4)
Excludes home loans and home equity loans and lines of credit in the subprime mortgage channel.
(5)
Includes nonaccrual Option ARM loans of $3.23 billion, $2.51 billion and $1.63 billion at June 30, 2008, March 31, 2008 and December 31, 2007.
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
(8)
Foreclosed real estate securing Government National Mortgage Association ("GNMA") loans of $21 million, $25 million and $37 million at June 30, 2008, March 31, 2008 and December 31, 2007 have been excluded. These assets are fully collectible as the corresponding GNMA loans are insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veterans Affairs ("VA").

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

        The dynamics involved in determining incurred credit losses can vary considerably based on the existence, type and quality of the security underpinning the loan and the credit characteristics of the borrower. Hence, real estate secured loans are generally accorded a proportionately lower allowance for loan losses than unsecured credit card loans held in portfolio. Similarly, loans to higher risk borrowers, in the absence of mitigating factors, are generally accorded a proportionately higher allowance for loan losses. Certain real estate secured loans that have features which may result in increased credit risk when compared with real estate secured loans without those features are discussed in the Company's 2007 Annual Report on Form 10-K/A – "Credit Risk Management."

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

        In response to increasingly adverse credit trends and consistent with its practice of routinely and regularly evaluating the accuracy of statistical estimation techniques, the Company made significant changes to key assumptions used to estimate incurred losses in its loan portfolio. For example, in the second quarter of 2008, the Company shortened the historical time period used to evaluate default frequencies for its prime mortgage portfolio from a three-year period to a one-year period to reflect the evolving risk profile of the loan portfolio and adjusted its severity assumptions for all single-family mortgages to reflect the continuing decline in home prices. These updated assumptions accounted for approximately one-third of the provision recorded in the second quarter of 2008. In the first quarter of 2008, the Company shortened the time period used to evaluate default frequencies in its home equity loans and lines of credit and subprime mortgage channel portfolios from a three-year historical period to a one-year historical period. These updated assumptions accounted for approximately $1.2 billion of the provision recorded in the first quarter of 2008. By providing greater emphasis to more recent default data, the allowance for loan losses better reflects the evolving risk profile of the loan portfolio.

        Additionally, in response to increasingly adverse credit trends, including declining home prices, the Company updated its assumptions used to estimate the net realizable value of loans to determine the amount of related charge-offs. These updated assumptions resulted in additional charge-offs of approximately $130 million in the second quarter of 2008.

        Refer to Note 1 to the Consolidated Financial Statements – "Summary of Significant Accounting Policies" in the Company's 2007 Annual Report on Form 10-K/A for further discussion of the Allowance for Loan Losses.

        Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in millions)
Balance, beginning of period	$4,714	$1,540	$2,571	$1,630
Allowance transferred to loans held for sale	–	(81)	–	(229)
Other	–	–	–	7
Provision for loan losses	5,913	372	9,423	606

	10,627	1,831	11,994	2,014
Loans charged off:
Loans secured by real estate:
Home loans(1)	(687)	(21)	(1,017)	(57)
Home equity loans and lines of credit(1)	(726)	(55)	(1,212)	(84)
Subprime mortgage channel(2)	(572)	(103)	(960)	(143)
Home construction(3)	(3)	(1)	(12)	(1)
Multi-family	(3)	–	(7)	–
Other real estate	(1)	(1)	(3)	(1)

Total loans secured by real estate	(1,992)	(181)	(3,211)	(286)
Consumer:
Credit card	(169)	(106)	(303)	(202)
Other	(2)	(2)	(4)	(5)
Commercial	(51)	(15)	(90)	(23)

Total loans charged off	(2,214)	(304)	(3,608)	(516)
Recoveries of loans previously charged off:
Loans secured by real estate:
Home loans(1)	–	1	1	2
Home equity loans and lines of credit(1)	17	3	26	6
Subprime mortgage channel(2)	3	11	4	12
Other real estate	1	–	1	1

Total loans secured by real estate	21	15	32	21
Consumer:
Credit card	16	15	28	31
Other	–	–	1	6
Commercial	6	3	9	4

Total recoveries of loans previously charged off	43	33	70	62

Net charge-offs	(2,171)	(271)	(3,538)	(454)

Balance, end of period	$8,456	$1,560	$8,456	$1,560

Net charge-offs (annualized) as a percentage of average loans held in portfolio	3.59%	0.50%	2.91%	0.41%
Allowance as a percentage of loans held in portfolio	3.53	0.73	3.53	0.73

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

  Key Factors Affecting Credit Costs: Lien Position, Loan-to-Value Ratios and Loan Vintages

        In a stressed housing market with increasing delinquencies and declining housing prices, such as currently exists, the adequacy of collateral securing a loan becomes an important factor in determining future loan performance as borrowers with more equity in their properties generally have a greater vested interest in keeping their loans current than borrowers with little to no equity in their properties. Generally, homes purchased prior to the end of 2004 have benefited from more home price appreciation than homes purchased more recently. The credit performance of earlier vintage loans in the Company's residential loan portfolio is generally more favorable than loans originated or purchased more recently, although lately there has been some pressure on earlier vintages, such as the 2005 vintages.

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

        Statistical estimation techniques used to estimate the allowance for loan losses in single-family residential portfolios incorporate estimates of changes in housing prices using Office of Federal Housing Enterprise Oversight ("OFHEO") cumulative growth rates available at the time the assessments are conducted. The estimate of the allowance at June 30, 2008 incorporated OFHEO data as of March 31, 2008 as well as more current data evidencing conditions in the housing market, such as provided by the National Association of Realtors, and internal estimates of future loss severity reflecting recent actual experience and forecasted home prices. As indicated in the footnotes to the loan-to-value/vintage tables that follow, estimated current loan-to-value ratios reflected in the tables are estimated using OFHEO home price index data as of March 31, 2008.

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

        The table below analyzes the composition of home loans held in portfolio at June 30, 2008:

	Year of Origination
Loan-to-Value Ratio at Origination	Pre-2005	2005	2006	2007	2008	Total	% of Total
	(dollars in millions)
Home loans:
≤ 50%	$3,381	$1,162	$752	$2,722	$517	$8,534	8%
>50-60%	3,710	1,662	1,370	3,696	534	10,972	11
>60-70%	8,515	4,867	3,652	7,402	848	25,284	24
>70-80%	14,622	10,460	9,629	17,012	1,271	52,994	51
>80-90%	1,659	633	559	1,543	214	4,608	4
>90%	963	186	184	394	10	1,737	2

Total home loans held in portfolio(1)(2)(3)(4)(5)	$32,850	$18,970	$16,146	$32,769	$3,394	$104,129	100%

As a percentage of total	32%	18%	16%	31%	3%	100%
Nonaccrual loans as a percentage of total	3.01	5.21	7.38	4.78	0.29	4.56
Average loan-to-value ratio at origination	69	71	72	70	66	70
Average estimated current loan-to-value ratio(6)	48	71	81	74	66	66

(1)
Excludes home loans in the subprime mortgage channel. Includes Option ARM home loans.
(2)
Excluded from the balances of home loans held in portfolio are $233 million of home loans that are insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veterans Affairs ("VA"), of which $13 million have loan-to-value ratios of ≤ 80% and $220 million have loan-to-value ratios of >80%.
(3)
Originations and purchases of home loans with loan-to-value ratios at origination of >80% amounted to $1.96 billion in the first half of 2008.
(4)
Included in the balance of home loans held in portfolio are the following interest-only home loans and their related loan-to-value ratios at origination: $31.24 billion (≤80%), $859 million (>80-90%) and $178 million (>90%). Originations and purchases of interest-only loans amounted to $3.94 billion in the first half of 2008.
(5)
Excludes $646 million for which LTV or vintage data was unavailable.
(6)
The average estimated current loan-to-value ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the March 31, 2008 OFHEO home price index.

        The table below analyzes the composition of Option ARM home loans held in portfolio at June 30, 2008:

	Year of Origination
Loan-to-Value Ratio at Origination	Pre-2005	2005	2006	2007	2008	Total	% of Total
	(dollars in millions)
Home loan Option ARMs:
≤50%	$1,037	$628	$387	$698	$15	$2,765	6%
>50-60%	1,238	906	773	1,261	29	4,207	8
>60-70%	3,870	3,085	2,527	3,161	74	12,717	24
>70-80%	7,491	6,479	7,308	8,063	92	29,433	56
>80-90%	898	450	442	890	21	2,701	5
>90%	259	92	125	121	2	599	1

Total home loan Option ARMs held in portfolio(1)(2)	$14,793	$11,640	$11,562	$14,194	$233	$52,422	100%

As a percentage of total	28%	22%	22%	27%	1%	100%
Nonaccrual loans as a percentage of total	4.02	6.62	8.49	6.14	0.43	6.14
Average loan-to-value ratio at origination	71	72	73	72	70	72
Average estimated current loan-to-value ratio(3)	50	74	83	78	71	70

(1)
Originations and purchases of Option ARMs amounted to $241 million in the first half of 2008.
(2)
Excludes $267 million for which LTV or vintage data was unavailable.
(3)
The average estimated current loan-to-value ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the March 31, 2008 OFHEO home price index.

  Option ARM Home Loans

        During the second quarter of 2008, the Company eliminated the production of negatively amortizing products, including Option ARMs, and continued its modification practices of working with selected customers to convert their Option ARMs into other products which do not have negative amortization features. The Option ARM home loan portfolio decreased $5.98 billion during the first half of 2008.

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

        A recasting event occurs every 60 months or sooner upon reaching a negative amortization cap. When a recasting event occurs, a new minimum monthly payment is calculated without regard to any limits on the increase or decrease in amount that would otherwise apply under the annual 7.5% payment cap. This new minimum monthly payment is calculated to be sufficient to fully repay the principal balance of the loan, including any theretofore deferred interest, over the remainder of the loan term using the fully-indexed rate then in effect. A recasting event occurs immediately whenever the unpaid principal balance reaches the negative amortization cap, which is expressed as a percent of the original loan balance. Prior to 2006, the negative amortization cap was 125% of the original loan balance (or 110% of the original loan balance for loans secured by property located in New York and loans purchased through the correspondent channel). For all Option ARM loans originated in 2006, the negative amortization cap was 110% of the original loan balance. For Option ARM loans originated in 2007, the negative amortization cap was raised to 115%, with the exception of loans secured by property located in New York and loans purchased through the correspondent channel where the negative amortization cap remains at 110%. Declines in mortgage rates to which Option ARM loans are indexed will generally delay the time frame within which negatively amortizing Option ARM loans reach their negative amortization caps. Conversely, increases in mortgage rates to which Option ARM loans are indexed will generally accelerate the timeframe within which negatively amortizing Option ARM loans reach their negative amortization caps.

        Assuming all Option ARM loans recast no earlier than five years after origination, as of June 30, 2008, $2.2 billion or 4% of the Company's Option ARM portfolio is scheduled to recast in the latter half of 2008 and $7.1 billion or 13% is scheduled to recast in 2009. This $9.3 billion of Option ARM loans that are contractually scheduled to recast through 2009 are not expected to have a material effect on the future cash flows and liquidity of the Company. The primary risks of the Option ARM portfolio on cash flows and liquidity are related to (a) the deficiency of cash flows that could be experienced if a portion of the loans ceases paying principal and interest, and (b) the decline in liquidity resources that could be experienced if a portion of the Option ARM portfolio becomes unavailable for collateralized borrowing (i.e., in the event the loans become non-performing). Given the most extreme hypothetical scenario in which all of these $9.3 billion of loans reach the 5-year recasting event on the same day, none of these loans prepay on or prior to that date and no future interest or principal payments are received, the effect on daily cash flows would be de minimis to the Company's normal and routine changes in deposit balances and normal and routine variances in principal and interest payments received on all loans in the Company's held for investment portfolios. Additionally, the Option ARM loans that are scheduled to recast in 2008 and 2009 are predominantly loans that were originated in 2003 and 2004. The relatively low estimated current loan-to-value ratio and other favorable characteristics of the pre-2005 vintages represent a substantial risk mitigant relative to the recast of such loans in 2008 and 2009 such that the actual impact of nonperforming assets on the Company's borrowing capacity would not be expected to be material.

        The Company identifies and measures risks associated with Option ARM loans in a number of ways. These include monthly monitoring of borrower actual payment performance on the mortgage loans as well as quarterly updates of information on borrowers' broader credit standing as measured by updated FICO scores. Post-origination, property value estimates are generally updated through reference to local area indices of home price appreciation. For seriously delinquent loans being reviewed for loss mitigation or write-down activities, these are supplemented by updated estimates of value on individual properties. Trends in the incidence and depth of negative amortization are monitored, including their correlations with the overall trends in Treasury yields and the 12-Month Treasury Average ("MTA") index. The relationship of these attributes to actual historical delinquency performance are studied, and subsequent loan origination and loss mitigation practices are modified to reflect new information and manage risks. The Company's loss mitigation practices include modifying Option ARMs into other products which do not have negative amortization features.

        The table below provides an analysis of the geographic distribution of the Company's home loan Option ARM portfolio and nonaccrual loan balances at June 30, 2008:

	Portfolio		Nonaccrual		Weighted Average Estimated Current Loan-to-Value Ratio (Portfolio)
	(dollars in millions)
California:
Northern coastal	$7,704	15%	$298	9%	70%
Southern coastal	14,337	27	667	21	71
Other	4,300	8	294	9	79

Total California	26,341	50	1,259	39	72
Florida	6,921	13	831	26	72
New York/New Jersey	4,674	9	251	8	62
Washington/Oregon	1,970	4	58	2	63
Illinois	1,380	2	114	3	68
Massachusetts	1,194	2	90	3	70
Other(1)	10,406	20	625	19	70

Total Option ARMs held in portfolio	$52,886	100%	$3,228	100%	70%

(1)
Of this category, Arizona had the largest portfolio and nonaccrual balances of approximately $1.06 billion and $66 million.

        The table below analyzes the composition of prime home equity loans and lines of credit held in portfolio at June 30, 2008:

	Year of Origination
Combined Loan-to-Value Ratio at Origination(1)	Pre-2005	2005	2006	2007	2008	Total	% of Total
	(dollars in millions)
Prime home equity loans and lines of credit:
≤50%	$2,834	$1,308	$1,385	$1,490	$239	$7,256	12%
>50-60%	1,848	932	909	1,042	116	4,847	8
>60-70%	2,749	1,528	1,443	1,724	187	7,631	13
>70-80%	6,334	4,310	3,707	4,948	327	19,626	33
>80-90%	2,718	3,904	5,223	6,354	101	18,300	31
>90%	541	189	200	450	3	1,383	3

Total prime home equity loans and lines of credit held in portfolio(2)(3)(4)(5)(6)	$17,024	$12,171	$12,867	$16,008	$973	$59,043	100%

As a percentage of total	29%	20%	22%	27%	2%	100%
Nonaccrual loans as a percentage of total	1.12	2.47	3.64	3.39	0.41	2.55
Average combined loan-to-value ratio at origination(1)	69	74	75	76	63	73
Average estimated current combined loan-to-value ratio(1)(7)	51	69	78	80	64	69

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
(3)
26% of prime home equity loans and lines of credit were in first lien position at June 30, 2008.

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
(5)
Extensions of credit under prime home equity loans and lines of credit with combined loan-to-value ratios at origination of >80% amounted to $91 million in the first half of 2008.
(6)
Excludes $735 million for which LTV or vintage data was unavailable.
(7)
The average estimated current combined loan-to-value ratio reflects the outstanding balance or commitment amount (in the case of lines of credit) at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the March 31, 2008 OFHEO home price index.

        The prime home equity loans and lines of credit held in portfolio at June 30, 2008, as shown in the immediately preceding table, included the following home equity loans and lines of credit in junior lien position:

	Year of Origination
Combined Loan-to-Value Ratio at Origination(1)	Pre-2005	2005	2006	2007	2008	Total	% of Total
	(dollars in millions)
Prime junior lien home equity loans and lines of credit:
≤ 50%	$1,032	$644	$856	$740	$106	$3,378	8%
>50-60%	955	646	773	711	79	3,164	7
>60-70%	1,632	1,170	1,284	1,201	126	5,413	12
>70-80%	4,117	3,469	3,353	3,527	217	14,683	34
>80-90%	2,270	3,549	5,026	5,014	42	15,901	37
>90%	262	77	165	418	3	925	2

Total prime junior lien home equity loans and lines of credit held in portfolio(2)(3)(4)	$10,268	$9,555	$11,457	$11,611	$573	$43,464	100%

As a percentage of total	24%	22%	26%	27%	1%	100%
Nonaccrual loans as a percentage of total	1.12	2.54	3.68	3.28	0.17	2.67
Average combined loan-to-value ratio at origination(1)	72	76	77	78	65	76
Average estimated current combined loan-to-value ratio(1)(5)	55	73	80	82	65	73

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
(4)
Excludes $603 million for which LTV or vintage data was unavailable.
(5)
The average estimated current combined loan-to-value ratio reflects the outstanding balance or commitment amount (in the case of lines of credit) at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the March 31, 2008 OFHEO home price index.

        The subprime mortgage channel loans held in portfolio at June 30, 2008 were as follows:

	Year of Origination
Loan-to-Value Ratio at Origination	Pre-2005	2005	2006	2007	2008	Total	% of Total
	(dollars in millions)
Subprime mortgage channel:
≤ 50%	$195	$98	$218	$57	$–	$568	4%
>50-60%	231	135	208	82	–	656	4
>60-70%	485	301	462	196	–	1,444	9
>70-80%	1,502	2,058	2,052	752	–	6,364	40
>80-90%	1,604	1,063	1,784	582	–	5,033	31
>90%	28	108	1,579	203	–	1,918	12

Total subprime mortgage channel loans held in portfolio(1)	$4,045	$3,763	$6,303	$1,872	$–	$15,983	100%

As a percentage of total	25%	24%	39%	12%	–%	100%
Nonaccrual loans as a percentage of total	14.51	26.20	17.37	17.74	–	18.77
Average loan-to-value ratio at origination(2)	77	79	83	80	n/a	80
Average estimated current loan-to-value ratio(3)	58	73	84	83	n/a	75

(1)
Excludes $92 million for which LTV or vintage data was unavailable.
(2)
Origination loan-to-value used for first liens and combined loan-to-value used for second liens.
(3)
The average estimated current loan-to-value ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value. Current property values are estimated using data from the March 31, 2008 OFHEO home price index.

        The Company monitors delinquency rates for all loans held in portfolio. Increasing early stage delinquency rates (i.e. loans 30-89 days) are indicative of possible future credit problems when the Company has serious doubts as to the ability of such borrowers to cure the delinquency condition. Such loans have a greater propensity to migrate into nonaccrual status as cure rates on early stage delinquencies have deteriorated with the continued decline in the U.S. housing market. Delinquency rates for home loans, home equity loans and lines of credit and subprime mortgage channel loans that were more than 30 days past due but less than 90 days past due were 2.89%, 1.47% and 6.45% at June 30, 2008 as compared with 2.02%, 1.43% and 6.67% at December 31, 2007. The balance of potential problem non-homogeneous loans, which consists of accruing loans that were reviewed for potential impairment and were subsequently determined not to be impaired, amounted to $112 million and $170 million at June 30, 2008 and December 31, 2007.

  90 Days or More Past Due and Still Accruing

        The total amount of loans held in portfolio, excluding credit card loans, that were 90 days or more contractually past due and still accruing interest was $75 million and $98 million at June 30, 2008 and December 31, 2007. The majority of these loans are either VA- or FHA-insured with little or no risk of loss of principal or interest. Managed credit card loans that were 90 days or more contractually past due and still accruing interest were $924 million and $836 million at June 30, 2008 and December 31, 2007, including $280 million and $174 million related to loans held in portfolio. The delinquency rate on managed credit card loans that were 30 days or more delinquent at June 30, 2008 and December 31, 2007 was 7.05% and 6.47%.

  Derivative Counterparty Credit Risk

        Derivative financial instruments expose the Company to credit risk in the event of nonperformance by counterparties to such agreements. This risk consists primarily of the termination value of agreements where the Company is in a favorable position. Credit risk related to derivative financial instruments is considered within the fair value measurement of the instrument. The Company manages the credit risk associated with its various derivative counterparties through counterparty credit review, counterparty exposure limits, diversifying transactions across a number of counterparties and monitoring procedures. The Company's agreements generally include master netting agreements whereby the counterparties are entitled to settle their positions "net." The Company obtains collateral from certain counterparties and monitors all exposure and collateral requirements daily to manage risk. The fair value of collateral received from a counterparty is continually monitored and the Company may request additional collateral from counterparties or return collateral pledged as deemed appropriate. The Company's risk management practices assist to mitigate the change in expected effects on the Company's cash flow and liquidity in the event of non-performance or failure by derivative counterparties.

        At June 30, 2008 and December 31, 2007, the gross positive fair value of the Company's derivative financial instruments was $1.79 billion and $2.04 billion. The Company's master netting agreements at June 30, 2008 and December 31, 2007 reduced the exposure to this gross positive fair value by $749 million and $331 million. The Company's collateral against derivative financial instruments was $637 million and $1.28 billion at June 30, 2008 and December 31, 2007. Accordingly, the Company's net exposure to derivative counterparty credit risk at June 30, 2008 and December 31, 2007 was $405 million and $435 million.

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

        While current market conditions have limited the liquidity sources of the Parent and its banking subsidiaries, the Company's current sources of liquidity provide it the ability to fund its operations and meet all preferred stock and debt service obligations. The principal sources of liquidity available to the Company in the current environment are collateralized borrowings with the most significant source being advances made available through the banking subsidiaries' memberships in the Federal Home Loan Bank system, and FDIC-insured deposits originated through the retail banking network or from retail deposit brokers. Other sources of funding, primarily those accessed directly through capital market transactions, covered bonds and uninsured institutional deposits are dependent on maintaining certain credit ratings assigned by various nationally recognized statistical rating organizations

("NRSROs"). Because of downgrades made to those ratings by the NRSROs, many of these sources of liquidity are not currently available to the Company.

  Parent

        In April 2008, the Parent completed a significant recapitalization which resulted in the receipt of approximately $7.2 billion, $5.0 billion of which has been contributed to its principal banking subsidiary, Washington Mutual Bank. With the remaining proceeds from the April 2008 recapitalization, the Parent expects to continue to have sufficient cash and cash equivalents to fund its operations for the foreseeable future without relying on the payment of bank subsidiary dividends. In the future, and as market conditions permit, the Parent may look to dividends paid by its banking subsidiaries for additional liquidity. For more information on dividend limitations applicable to the Parent's banking subsidiaries, refer to "Business – Regulation and Supervision" and Note 20 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" in the Company's 2007 Annual Report on Form 10-K/A.

        In January 2006, the Parent filed an automatically effective registration statement under which an unlimited amount of debt securities, preferred stock and depositary shares were registered. The Parent's long-term obligations are rated BBB by Fitch, BBB- by Standard & Poor's, Baa3 by Moody's, and BBB by DBRS. Short-term obligations are rated F2 by Fitch, A3 by Standard & Poor's and R-2M by DBRS.

  Banking Subsidiaries

        The principal sources of liquidity for the Parent's banking subsidiaries are retail deposits, FHLB advances, repurchase agreements, federal funds purchased, the maturity and repayment of portfolio loans, securities held in the available-for-sale portfolio, loans designated as held for sale and the Federal Reserve Bank's discount window. Retail deposits, most of which are comprised of accounts with balances less than $100,000, continue to provide the Company with a significant source of stable funding. The Company's continuing ability to retain its retail deposit base and to attract new deposits depends on various factors such as customer service satisfaction levels, the competitiveness of interest rates offered on deposit products, the Company's reputation and depositor perception of the Company's stability and future prospects, which perceptions can be influenced at times by external events, such as instability in the banking industry generally, and rumor and speculation.

        The Federal Home Loan Bank system continues to provide the Parent's banking subsidiaries with a reliable and significant source of liquidity. The Parent's banking subsidiaries continue to have qualifying assets that are available to pledge as collateral for additional FHLB Advances, repurchase agreements and other collateral-dependent liquidity sources.

        With the disruptions in the credit markets, credit card securitizations cannot be transacted on terms that are attractive to the Company, and mortgage loan sales are currently limited primarily to conforming loans eligible for purchase by Freddie Mac and Fannie Mae. Accordingly, the Company's liquidity planning assumes that the government-sponsored enterprises will be the only reliable sources of liquidity in the secondary market for the foreseeable future.

        In connection with credit card securitizations, the Company will be required to fund spread accounts to make payments to securitization investors and credit enhancers in the event their share of cash flows is insufficient to cover the required amounts due. This generally occurs when the performance of securitized loans deteriorates causing excess servicing amounts to decrease below contractually specified levels. As of June 30, 2008, there are no spread account funding requirements.

        As part of its funding diversification strategy, Washington Mutual Bank launched a €20 billion covered bond program in September 2006. While €14 billion remains unissued under this program, no further issuances may occur until the Company's credit ratings assigned by the NRSROs are upgraded or the ratings-based restrictions applicable to the program are eliminated. Existing floating-rate U.S. dollar-denominated mortgage bonds were issued by Washington Mutual Bank and collateralize the outstanding Euro-denominated covered bonds. The covered bonds were issued by a statutory trust that is not consolidated by the Company. The mortgage bonds are secured principally by residential mortgage loans in Washington Mutual Bank's portfolio. For more information on the covered bonds program, see Note 5 to the Consolidated Financial Statements – "Covered Bond Program."

        Under the Global Bank Note Program, which was established in August 2003 and renewed in December 2005, Washington Mutual Bank may issue notes in the United States and in international capital markets in a variety of currencies and structures. Washington Mutual Bank had $12.38 billion available under this program as of June 30, 2008.

        Senior unsecured long-term obligations of Washington Mutual Bank are rated BBB by Fitch, BBB by Standard & Poor's, Baa2 by Moody's and BBBH by DBRS. Short-term obligations are rated F2 by Fitch, A2 by Standard & Poor's, P2 by Moody's and R-2H by DBRS.

  Capital Management

        Management monitors capital adequacy for both the Company (on a consolidated basis) and its banking subsidiaries. Sufficient capital is maintained at both levels to provide for losses based on the risks inherent in the combination of businesses. The views of investors, credit rating agencies, lenders and regulators are considered in determining capital ratio targets.

        Capital is typically generated through the issuance of equity securities such as common stock and perpetual preferred stock and from the retention of earnings. The Company is not currently generating capital through earnings due to the high levels of loan loss provisioning that has resulted from the severe downturn in the credit environment. On a consolidated basis, capital may also be raised through issuance of capital securities by various subsidiaries of the Company, in particular Washington Mutual Preferred Funding LLC ("WMPF LLC"). Target capital levels are estimated so as to meet both expected and unexpected future losses.

        In April 2008, the Company issued $7.2 billion of capital through a private sale of common stock, Series S and Series T Contingently Convertible Perpetual Non-cumulative Preferred Stock (the "Series S and Series T Preferred Stock") and warrants to acquire common stock. Of the total amount, $3.0 billion was contributed in the form of Tier 1 regulatory capital to Washington Mutual Bank during the second quarter. On June 30, 2008, the Series S and Series T Preferred Stock were automatically converted into the Company's common stock upon receipt of certain approvals, including the approval of the Company's shareholders. Following the end of the second quarter, the Parent contributed an additional $2 billion of Tier 1 regulatory capital to Washington Mutual Bank.

        The April 2008 equity issuance provided, for a limited period of time, a price protection feature to some of the investors who participated in this transaction. In certain circumstances, were the Company to engage in a future capital raising transaction, or if a fundamental change in the ownership of the Company occurs, the Company would be required to compensate those investors in the form of cash or shares of the Company's common stock. For further information, see Note 6 to the Consolidated Financial Statements – "Equity Issuance" for details of the capital issuance and the related price protection feature.

        In the fourth quarter of 2007, the Company issued $3.0 billion of Series R Non-Cumulative Perpetual Convertible Preferred Stock for net proceeds of approximately $2.9 billion. Of the total net proceeds received from the sale of Series R Preferred Stock, $1.0 billion was contributed to Washington Mutual Bank. The remaining proceeds were retained at the Parent to enhance its liquidity profile.

        In 2006 and 2007, the Company issued a total of $3.9 billion of perpetual, non-cumulative preferred securities through its indirect subsidiary, WMPF LLC. The high equity content characteristics of these securities are acknowledged by the Office of Thrift Supervision ("OTS"), the Company's primary regulator, and the rating agencies as qualifying elements in the composition of financial institutions' core capital structures. Accordingly, such securities are included as equity components within the Company's capital ratios.

        To mitigate the capital impact of elevated credit costs, management has recommended that the Company's Board of Directors maintain the reduced quarterly common dividend payment rate of one cent per share. Refer to Item 1A – "Risk Factors" for additional information regarding risks related to capital sufficiency.

        On July 15, 2008, the Company's Board of Directors declared a cash dividend of one cent per share on the Company's common stock, payable on August 15, 2008 to shareholders of record as of July 31, 2008. The Company's Board of Directors considers a variety of factors when determining the dividend on the Company's common stock, including overall capital levels, liquidity position and the Company's earnings. In addition, the Company will pay a dividend of $0.2528 per depositary share of Series K Preferred Stock, and a dividend of $19.8056 per share of Series R Preferred Stock on September 15, 2008 to shareholders of record on September 1, 2008.

        With certain limited exceptions, if the Company does not pay full quarterly dividends on any issued and outstanding class or series of its preferred stock for a particular dividend period, then the Company may not pay dividends on, or repurchase, redeem or make a liquidation payment with respect to its common stock or other junior securities during the next succeeding dividend period. Refer to Note 17 to the Consolidated Financial Statements – "Preferred Stock and Minority Interest" in the Company's 2007 Annual Report on Form 10-K/A for additional information.

  Capital Composition and Capital Ratios

        Capital is comprised of tangible common equity, perpetual preferred stock and, to a lesser degree, trust preferred securities. When measuring the Company's capital, tangible common equity is composed of common stock and retained earnings, and excludes the effects of intangible assets (except mortgage servicing rights). The following table presents the composition of the Company's capital components:

	June 30, 2008	December 31, 2007
	(in millions)
Tangible Common Equity	$16,361	$14,083
Series K Preferred Stock	492	492
Series R Preferred Stock	2,900	2,900
WMPF LLC Preferred Stock	3,912	3,912
Trust Preferred Securities	814	813

        OTS capital guidelines require that the dominant form of a savings association's equity (referred to as "core" or "Tier 1" capital under OTS guidelines) should be common voting shares and that savings associations should avoid undue reliance on preferred securities. Preferred securities issued by WMPF LLC (an indirect subsidiary of Washington Mutual Bank ("WMB")) qualify as part of WMB's Tier 1 capital. As a prudential safeguard, the OTS limits the portion of a savings association's Tier 1 core capital that may be comprised of preferred securities to an amount that cannot exceed 25% of Tier 1 capital. At June 30, 2008, the aggregate amount of preferred securities issued by WMPF LLC represented 18.45% of WMB's total Tier 1 capital. The capital structure of Washington Mutual Bank fsb ("WMBfsb") does not contain any preferred securities.

        The Parent is not required by the OTS to report its capital ratios, and the Parent is not a bank holding company subject to capital adequacy requirements administered by the Federal Reserve Board. Nevertheless, capital ratios are integral to the Company's capital management process and the provision of such metrics facilitates peer comparisons with Federal Reserve Board-regulated bank holding companies. The Company's primary metric for measuring capital adequacy is its tangible equity to total tangible assets. Tangible equity includes tangible common equity, as described above, and perpetual preferred stock. Tier 1 capital, which is used to calculate the Tier 1 leverage ratio, consists of tangible equity and includes certain non-perpetual trust preferred securities. Tier 1 risk-based capital consists of Tier 1 capital, adjusted for the effects of residual interests. Total capital consists of Tier 1 risk-based capital, and includes certain qualifying subordinated debt issued by the Company and its banking subsidiaries, and the allowance for loan losses, subject in each case to certain limits.

	June 30, 2008	December 31, 2007
	(dollars in millions)
Tangible equity	$23,665	$21,387
Total tangible assets	303,731	320,749
Tangible equity to total tangible assets	7.79%	6.67%
Tier 1 capital	$23,912	$21,610
Average total assets	308,157	315,832
Tier 1 leverage	7.76%	6.84%
Tier 1 risk-based capital	$22,644	$20,013
Total risk-based capital	33,458	31,128
Total risk-weighted assets	240,193	252,330
Tier 1 risk-based capital to total risk-weighted assets	9.43%	7.93%
Total risk-based capital to total risk-weighted assets	13.93%	12.34%

  Subsidiary capital requirements

        The regulatory capital ratios of WMB and WMBfsb and the minimum regulatory capital ratios required to be classified as "well-capitalized" institutions under the OTS's capital adequacy framework were as follows:

	June 30, 2008
			Well-Capitalized Minimum
	WMB	WMBfsb
Tier 1 leverage	7.07%	63.45%	5.00%
Tier 1 risk-based capital to total risk-weighted assets	8.40	165.24	6.00
Total risk-based capital to total risk-weighted assets	12.44	165.60	10.00

        The Company's federal savings bank subsidiaries are also required by Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of assets. WMB and WMBfsb continue to satisfy this requirement.

        The Company's broker-dealer subsidiaries are also subject to capital requirements. At June 30, 2008 and December 31, 2007, all of its broker-dealer subsidiaries were in compliance with their applicable capital requirements.

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

  MSR Risk Management

        The Company manages potential changes in the fair value of MSR through a comprehensive risk management program. The intent is to utilize risk management instruments to mitigate the effects of changes in MSR fair value within the context of the Company's overall mortgage portfolio. Risk management instruments may include interest rate contracts, forward rate agreements, forward purchase commitments and available-for-sale and trading securities. The securities generally consist of fixed-rate debt securities, such as U.S. Government and agency obligations and mortgage-backed securities, including principal-only strips. The interest rate contracts may consist of interest rate swaps, interest rate swaptions, interest rate futures and interest rate caps and floors. The Company may purchase or sell option contracts, depending on the portfolio risks it seeks to manage. The Company also enters into forward commitments to purchase and sell mortgage-backed securities, which generally are comprised of fixed-rate mortgage-backed securities with 15 or 30 year maturities.

        The fair value of MSR is primarily affected by changes in expected prepayments that result from changes in spot and future primary mortgage rates and in changes in other applicable market interest rates. Changes in the value of MSR risk management instruments vary based on the specific instrument. For example, changes in the fair value of interest rate swaps are driven by shifts in interest rate swap rates and the fair value of U.S. Treasury securities is based on changes in U.S. Treasury rates. Primary mortgage rates may move more or less than the rates on Treasury bonds or interest rate swaps or the yields on mortgage-backed securities. Potential differences in the change in value between MSR and MSR risk management instruments are what is referred to as basis risk. The Company generally constructs its hedge portfolio to minimize basis risk.

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

        The projection of the sensitivity of net income, net interest income and discounted cash flow analyses requires numerous assumptions. Prepayment speeds, decay rates (the estimated runoff of deposit accounts that do not have a stated maturity), future deposits and loan rates and loan and deposit volume and mix projections are among the most significant assumptions. Prepayments affect the size of the loan and mortgage-backed securities portfolios, which impacts net interest income. All deposit and loan portfolio assumptions, including loan prepayment speeds and deposit decay rates, require management's judgments of anticipated customer behavior in various interest rate environments. These assumptions are derived from internal and external analyses. The rates on new investment securities and borrowings are estimated based on market rates while the rates on deposits and loans are estimated based on the rates offered by the Company to customers.

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

  July 1, 2008 and January 1, 2008 Net Interest Income Sensitivity Comparison

        The table below indicates the sensitivity of net interest income as a result of hypothetical interest rate movements on market risk sensitive instruments. The base case assumptions used for this sensitivity analysis are similar to the Company's most recent net interest income projection for the respective twelve month periods as of the date the analysis was performed. The comparative results assume parallel shifts in the forward yield curve with interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve month periods ending June 30, 2009 and December 31, 2008. The base scenario for the implied forward rate analysis represents market expectations for interest rates for the next twelve months.

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

  Comparative Net Interest Income Sensitivity

	Gradual Change in Rates
	-100 basis points	+100 basis points
Implied forward rates:
Net interest income change for the one year period beginning:
July 1, 2008	0.71%	(0.72)%
January 1, 2008	2.78	(2.74)

        The short-term Treasury and LIBOR implied forward rates in the July 1, 2008 net interest income sensitivity analyses were lower than the rates at January 1, 2008 while long-term rates were relatively stable. The more upward sloping implied forward curves in the July 1, 2008 analysis contributed to a more favorable interest rate environment that generally tended to enhance the net interest margin in all scenarios.

        Net interest income sensitivity declined in the ±100 basis point environments in the July 1, 2008 analysis compared to the January 1, 2008 analysis. The primary reason for the reduction in sensitivity was the continued execution of fixed-rate term FHLB advances and pay fixed-rate interest rate swaps, as well as the termination of receive fixed-rate swaps. The intent of the activity was to reduce the duration mismatch of assets and liabilities and net interest income sensitivity. Other factors contributing to the reduction in net interest income sensitivity were the projected shrinkage of the balance sheet (mainly due to the $10 billion in balance sheet shrinkage that occurred from December 31, 2007 through June 30, 2008) and the reduction of loan volume production and sensitivity.

  July 1, 2008 and January 1, 2008 Net Income Sensitivity Comparison

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

        In performing net income simulations, parallel shifts in the implied forward yield curve are assumed, with interest rates rising 100 basis points and decreasing 100 basis points in even quarterly increments over the twelve month periods ending June 30, 2009 and December 31, 2008. The interest rate scenarios are identical to the scenarios used for the net interest income comparison. The assumptions used in the base scenario are similar to the assumptions used in the Company's most current earnings forecast.

        For the twelve month period ending June 30, 2009 using implied forward rates, net income is projected to increase approximately $20 million in the -100 basis point simulation while it is projected to decrease approximately $45 million in the +100 basis point simulation. In comparison, net income was projected to increase approximately $160 million in the -100 basis point scenario and decrease approximately $120 million in the +100 basis point scenario for the twelve month period ended December 31, 2008. The projected decrease in net income sensitivity in the +100 basis point scenario for the twelve month period ending June 30, 2009 as compared with the period ended December 31, 2008 was primarily due to decreases in net interest income sensitivity partially offset by changes in other income (fair value changes in the MSR and related hedges).

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

        On December 18, 2006, a summary judgment order in favor of plaintiffs was entered in the lawsuit in the amount of $402 million. Following defendant's appeal and oral argument, on March 6, 2008 the United States Court of Appeals for the Federal Circuit affirmed as to liability but partially reversed as to damages and reduced the judgment to $55 million. It also remanded to the trial court for further proceedings including a determination regarding whether damages based on other theories and claims are appropriate. On June 9, 2008, the Court denied defendant's motion for rehearing.

        On July 31, 2008, the trial court rendered an oral decision granting plaintiffs' motion to enter a final judgment on the $55 million amount and indicated it would enter an order to that effect in the next several weeks and that the case would be set for trial on all other remaining claims. If such judgment is entered, defendant could file an appeal of that order. The Company cannot estimate when a final resolution of the case at trial level and all appeals will be concluded. In complex litigation such as this case, the appeals process could last several years. In the event of an appeal the amount of the court's damages findings could be reduced or negated.

  Dime Bancorp, Inc.

        In January 1995, Anchor Savings Bank FSB, filed suit against the U.S. Government for unspecified damages involving supervisory goodwill related to its acquisition of eight troubled savings institutions from 1982-1985. Four of the acquisitions involved financial assistance from the U.S. Government, and four did not. The Dime Savings Bank of New York, FSB acquired Anchor Savings Bank shortly after the case was brought and Dime Savings Bank assumed the rights under the litigation against the U.S. Government. Dime Bancorp distributed a Litigation Tracking Warrant™ (an "LTW") for each share of its common stock outstanding on December 22, 2000 to each of its shareholders on that date. In January 2002, Dime Savings Bank and Dime Bancorp merged into WMB and the Company. As a result of these mergers, the Company assumed the litigation against the U.S. Government and the LTWs are now, when exercisable, exercisable for shares of the Company's common stock. The events and conditions that would entitle a holder to exercise an LTW did not change as a result of these mergers and had not yet occurred as of December 31, 2007. For additional information concerning the Dime goodwill litigation and the LTWs, see the Company's Current Reports on Form 8-K, dated March 12, 2003 and March 14, 2008, File No. 1-14667.

        In a series of decisions issued in 2002, the Court of Federal Claims granted the Company's summary judgment motions as to contract liability with respect to the four acquisitions involving financial assistance, but granted the U.S. Government's motions with respect to the four unassisted acquisitions. On September 29, 2003, the Court denied the U.S. Government's motion for summary judgment with respect to the claim for the Company's lost profits, but granted the U.S. Government's motion with respect to the Company's alternative claims for reliance damages and for the value of the lost supervisory goodwill. A six-week trial on the Company's lost profits claim started in June 2005, followed by a post-trial briefing which was completed in November 2005. On March 14, 2008, the U.S. Court of Federal Claims issued an order and findings in the case. The Court's order and findings concluded that Anchor Savings had incurred recoverable damages in the amount of approximately $382 million, plus an undetermined amount for a gross-up of the Company's tax liabilities. The Court ordered the parties to provide certain information with respect to the gross-up by May 1, 2008, so that it could make a final determination in regard to the gross-up. The Court found that Anchor was entitled to damages for the lost profits resulting from its forced sale of its Residential Funding Corporation subsidiary and of large portions of its branch network. The Court awarded additional damages based on expectation damages from reduced stock proceeds, "wounded bank" damages and overpayment of FDIC premiums. On June 27, 2008, per the parties' stipulation, the court entered an order allowing plaintiff to postpone its application for the gross-up until such time as it actually pays taxes upon the award in the case and entered a final judgment for approximately $382 million. On

July 16, 2008, the Court granted the defendant's motion to correct a clerical error in calculation of damages and reduced the judgment to approximately $356 million.

        The Company anticipates that, with the exception of the court's July 16, 2008 order reducing the judgment, the government will appeal the judgment. In such event, the Company cannot estimate when a final resolution of all appeals will be concluded. In complex litigation such as this case, the appeals process could last several years. In the event of an appeal the amount of the court's damages findings could be reduced or negated.

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

  Securities and Related Litigation

        In July 2004, the Company and a number of its officers were named as defendants in a series of cases alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. By stipulation, those cases were consolidated into a single case pending in the U.S. District Court for the Western Division of Washington. South Ferry L.P. #2 v. Killinger et al., No. CV04-1599C (W.D. Wa., Filed Jul. 19, 2004) (the "South Ferry Action"). In brief, the plaintiffs in the South Ferry Action allege, on behalf of a putative class of purchasers of Washington Mutual, Inc., securities from April 15, 2003, through June 28, 2004, that in various public statements the defendants purportedly made misrepresentations and failed to disclose material facts concerning, among other things, alleged internal systems problems and hedging issues.

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

        The defendants thereafter moved the Ninth Circuit to have the Appellate Court accept the case for interlocutory review of the District Court's original order denying the motion to dismiss. On June 9, 2006, the Ninth Circuit granted the defendants' motion, indicating that the Court would hear the merits of the defendants' appeal. The defendants filed their initial brief on September 25, 2006. Pursuant to an updated, stipulated briefing schedule, the plaintiffs filed their responsive brief on January 10, 2007, and the defendants filed their reply on March 12, 2007. Oral argument occurred on April 8, 2008. A decision has not been issued.

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

        On November 1, 2007, the Attorney General of the State of New York filed a lawsuit against First American Corporation and First American eAppraiseIT. The People of the State of New York by Andrew Cuomo v. First American Corporation and First American eAppraiseIT, No. 07-406796 (N.Y. Sup. Ct. Filed Nov. 1, 2007). According to the Attorney General's Complaint, eAppraiseIT is a First American subsidiary that provides residential real estate appraisal services to various lenders, including the Bank. The Attorney General asserts that, contrary to various state and federal requirements and the Uniform Standards of Professional Appraisal Practice, the Bank conspired with eAppraiseIT in various ways to falsely increase the valuations done by appraisers eAppraiseIT retained to perform appraisals on Bank loans. First American Corporation and First American eAppraiseIT are not affiliates of the Company, and neither the Company nor the Bank is a defendant in the case.

        On November 5, 2007, two securities class actions were filed against the Company and certain of its officers. Koesterer v. Washington Mutual, Inc., et al., No. 07-CIV-9801 (S.D.N.Y. Filed Nov. 5, 2007); Abrams v. Washington Mutual, Inc., et al., No. 07-CIV-9806 (S.D.N.Y. Filed Nov. 5, 2007). A third was filed in Seattle on November 7, 2007. Nelson v. Washington Mutual, Inc., et al., No. C07-1809 (W.D. Wa. Filed Nov. 7, 2007). Koesterer sought relief on behalf of all persons who purchased the Company's publicly traded securities between July 19, 2006, and October 31, 2007; Abrams sought relief on behalf of all persons who purchased or otherwise acquired the Company's common stock between October 18, 2006, and November 1, 2007; Nelson sought relief on behalf of all persons who purchased or otherwise acquired the Company's common stock between April 18, 2006, and November 1, 2007. The plaintiffs in these cases assert that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by allegedly making false and misleading statements and omissions concerning, among other things, the conspiracy with eAppraiseIT as alleged by the Attorney General as well as various aspects of the Company's performance and accounting in light of that alleged conspiracy and of changing conditions in the home lending and credit markets. A fourth lawsuit, Garber v. Washington Mutual, Inc., et al., No. (S.D. N.Y. Filed Dec. 20, 2007), made nearly identical allegations on behalf of persons who purchased the securities of Washington Mutual, Inc., from April 18, 2006, through December 10, 2007. On May 13, 2008, plaintiff Brockton Contributory Retirement System filed a fifth securities complaint that plaintiffs termed "a placeholder complaint to preserve" various rights and claims for potential inclusion in a forthcoming consolidated, amended complaint. On allegations similar to those in the prior-filed securities actions, Brockton asserts that the Company and various co-defendants violated the Securities Act of 1933 (the "Securities Act") with respect to the Company's public offerings of debt in August 2006 and October 2007 and of depositary shares in September 2006. Nelson has been dismissed. Koesterer, Abrams, Garber, and Brockton will be referred to as the "Securities Actions."

        On November 13, 2007, two shareholder derivative actions were filed nominally on behalf of the Company against certain of its officers and directors. Sneva v. Killinger, et al., No. C07-1826 (W.D. Wa. Filed Nov. 13, 2007); Harrison v. Killinger, et al., No. C07-1827 (W.D. Wa. Filed Nov. 13, 2007). A third was filed in Washington State Superior Court on November 16, 2007. Catholic Medical Mission v. Killinger et al., No. 07-2-36548-6SEA (Wa. Super. Ct. Filed Nov. 16, 2007). Six additional shareholder derivative actions were subsequently filed in federal court, Slater v. Killinger et al., No. C08-0005 (W.D. Wa. Filed Jan. 3, 2008); Procida v. Killinger et al., No. 08-Civ-0565 (S.D.N.Y. Filed Jan. 18, 2008) (Procida I); Ryan v. Killinger et al., C08-0095 (W.D. Wa. Filed Jan. 18, 2008), Procida v. Killinger et al., No. C08-0389 (W.D. Wa. Filed Mar. 6, 2008) (Procida II), Henry v. Killinger et al., No. C08-0566 (W.D. Wa. Filed Apr. 10, 2008); and Scheller v. Killinger et al., No. C08-0647 (W.D. Wa. Filed Apr. 25, 2008), and three additional shareholder derivative actions were filed in state court, Breene v. Killinger, et al., No. 07-2-41042-2SEA (Wa. Super. Ct. Filed Dec. 28, 2007); Gibb v. Killinger, et al., No. 07-2-41044-9SEA (Wa. Super. Ct. Filed Dec. 28, 2007); and Brody v. First American Corp. et al., No. 08-2-13425-3 SEA. Sneva, Harrison, Slater, Procida I, Ryan, Procida II, Henry, Scheller, Catholic Medical Mission, Breene, Gibb, and Brody will be referred to as the "Derivative Actions." The allegations in the Derivative Actions mirror those in the Securities Actions, but seek relief based on claims that the defendants, among other things, (1) breached their fiduciary duties to the Company and its shareholders by materially misleading the investing public and/or failing to disclose material adverse information about the Company; (2) participated in a conspiracy to defraud the Company and its shareholders; (3) abused their ability to control the Company; (4) caused an illegal waste of Company assets; (5) have been unjustly enriched; and (6) improperly profited from the sale of Company stock based on misappropriated, inside information.

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

        All of the federally filed cases have been transferred to the U.S. District Court for the Western District of Washington, which on May 7, 2008, consolidated the Securities Actions into a single case, In re Washington Mutual, Inc. Securities Litigation, No. C08-387 MJP (the "Consolidated Securities Action"), and the ERISA Actions into a single case, In re Washington Mutual, Inc. ERISA Litigation, No. C07-1874 MJP (the "Consolidated ERISA Action"). The Court subsequently consolidated the federally filed Derivative Actions on May 21, 2008, into two tracks: In re Washington Mutual, Inc. Derivative Litigation (Demand Made), No. C08-566 MJP; In re Washington Mutual, Inc. Derivative Litigation (Demand Futile), No. C07-1826 MJP (the "Consolidated Federal Derivative Actions"). The Court held an initial status conference on June 9, 2008, and issued a comprehensive scheduling order on July 25, 2008, settling the first trial for May 2, 2011. The Court's order indicates that the Securities Actions will be tried first, followed by the ERISA Actions and the Derivatives Actions.

        Pursuant to the Court's scheduling order, a consolidated amended complaint was filed in the Consolidated Federal Derivative Actions on July 15, 2008. The Company moved to dismiss the consolidated amended complaint on July 31, 2008, on the threshold ground that plaintiffs lack standing because they failed to make a demand on the Company's Board of Directors before filing suit. The Court has not yet ruled on the Company's motion. Separately, agreed orders have been entered in the state court-filed Derivative Actions pursuant to which the defendants are not required to respond to the complaints until the federal court resolves the motion to dismiss the Consolidated Securities Action.

        A consolidated amended complaint was filed in the Consolidated Securities Action on August 5, 2008. The complaint purports to set out claims under the Exchange Act and the Securities Act, with a defined class period of October 19, 2005 through July 23, 2008. In addition to the Company, defendants in the consolidated amended complaint include certain current and former officers and directors, and various other co-defendants. The Company intends to move to dismiss the consolidated amended complaint by October 6, 2008.

        A consolidated amended complaint was filed in the ERISA Action on August 5, 2008. The complaint purports to set out six claims for breaches of fiduciary duty under ERISA, with a defined class period of October 19, 2005 to the present. In addition to the Company, defendants in the consolidated amended complaint include certain current and former members of the Human Resources Committee of the Board of Directors and members of the Plan Investment Committee and Plan Administration Committee of the WaMu Savings Plan. The Company intends to move to dismiss the consolidated amended complaint by September 19, 2008.

        On February 8, 2008, a class action was filed against the Company and other defendants on behalf of a putative class of persons in the United States who obtained home loans from the Company and "received an appraisal performed by" appraisal management companies eAppraiseIT and Lender's Service, Inc. Spears v. Washington Mutual, Inc., et al., No. C08-00868-HRL (N.D. Cal. Filed Feb. 8, 2008). An amended complaint was filed in this action on March 28, 2008. On behalf of this putative class, plaintiffs assert that an alleged conspiracy to inflate appraisals by the Company, eAppraiseIT and Lender's Service, Inc., violated RESPA, Section 17200 of California's Business and Professions Code, and California's Consumers Legal Remedies Act. Plaintiffs also bring various common law claims. Plaintiffs seek, among other things, the recovery of actual and treble damages, restitution, an injunction, and costs and attorneys' fees. Motions to dismiss the amended complaint are pending, as is plaintiffs' motion to transfer the case to the Western District of Washington.

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

        On November 15, 2004, American Express filed an antitrust lawsuit against the Associations and several member banks, alleging, among other things, that the defendants jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express cards. American Express Travel Related Services Company, Inc. v. Visa U.S.A. Inc., et al, No. 04-Civ-08967 (S.D.N.Y. Filed Nov. 15, 2004). Providian Financial Corporation and Providian National Bank were named as defendants; after the Providian merger, the Company and the Bank were added as defendants. On November 7, 2007, American Express issued a press release announcing that it had reached an agreement with Visa Inc., Visa USA and Visa International to drop Visa and five of its member banks, including the Company, as defendants in the American Express Litigation. The settlement amounts totaling $2.25 billion due to American Express are to be paid directly by Visa over the next four years. In November 2007, the Company announced that it would recognize a charge of $38 million for its share of the settlement.

        On June 22, 2005, a group of retail merchants filed a purported class action against the Associations and several member banks alleging, among other things, that the defendants conspired in violation of the antitrust laws to fix the level of interchange fees. Providian Financial Corporation and Providian National Bank were named as defendants; after the Providian merger, the Company and the Bank were added as defendants. Photos Etc. Corporation, et al. v. Visa U.S.A. Inc., et al., No. 305-CV-1007 (D. Conn. Filed June 22, 2005). Since then, approximately 48 similar complaints have been filed on behalf of merchants against the card Associations and, in some cases, against member banks including the Bank. On October 19, 2005, the Judicial Panel on Multidistrict Litigation issued an order coordinating the cases for pretrial proceedings. In re Payment Card Interchange Fee Litigation, MDL 1720 (E.D.N.Y.). On April 24, 2006, the group of purported class plaintiffs filed a First Amended Class Action Complaint. The case is now in discovery.

        Refer to Note 15 to the Consolidated Financial Statements – "Commitments, Guarantees and Contingencies" in the Company's 2007 Annual Report on Form 10-K/A for a further discussion of pending and threatened litigation action and proceedings against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The table below displays share repurchases made by the Company for the quarter ended June 30, 2008. Management may engage in future share repurchases as liquidity conditions permit and market conditions warrant.

Issuer Purchases of Equity Securities	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	11,377	$11.33	–	47,454,022
May 1, 2008 to May 30, 2008	20,988	11.62	–	47,454,022
June 2, 2008 to June 30, 2008	4,245	7.33	–	47,454,022

Total	36,610	11.03	–	47,454,022

(1)
This column includes shares acquired under equity compensation arrangements with the Company's employees and directors. The Company has not engaged in share repurchase activities since the third quarter of 2007.
(2)
Effective July 18, 2006, the Company adopted a share repurchase program approved by the Board of Directors (the "2006 Program"). Under the 2006 Program, the Company was authorized to repurchase up to 150 million shares of its common stock, as conditions warrant, and had repurchased 102,545,978 shares under this program as of June 30, 2008.

        For a discussion regarding working capital requirements and dividend restrictions applicable to the Company's banking subsidiaries, refer to the Company's 2007 Annual Report on Form 10-K/A, "Business – Regulation and Supervision" and Note 20 to the Consolidated Financial Statements – "Regulatory Capital Requirements and Dividend Restrictions" in the Company's 2007 Annual Report on Form 10-K/A.

Item 4. Submission of Matters to a Vote of Security Holders

        Washington Mutual, Inc. held its annual meeting of shareholders on April 15, 2008. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

		For	Withhold
1.	The election of twelve directors set forth below:
	Stephen I. Chazen	663,432,095	45,886,112
	Stephen E. Frank	443,699,913	275,618,294
	Kerry K. Killinger	628,653,137	80,665,070
	Thomas C. Leppert	665,371,479	43,946,728
	Charles M. Lillis	420,836,238	288,481,969
	Phillip D. Matthews	495,047,832	214,270,375
	Regina T. Montoya	521,520,183	187,798,024
	Michael K. Murphy	518,305,365	191,012,842
	Margaret Osmer McQuade	432,639,770	276,678,437
	William G. Reed, Jr.	519,183,445	190,134,762
	Orin C. Smith	665,661,125	43,657,081
	James H. Stever	410,045,932	299,272,276

		For	Against	Abstain
2.	Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditor for 2008	687,055,166	11,005,724	11,257,307

		For	Against	Abstain	Broker Non-Votes
3.	Amendment to Amended and Restated Employee Stock Purchase Plan for the purpose of increasing the number of shares available under the plan by 4,000,000 to 8,863,590	501,372,978	20,682,918	7,539,885	179,722,427

		For	Against	Abstain	Broker Non-Votes
4.	Shareholder proposal regarding an independent board chairman	271,935,891	250,398,481	7,261,409	179,722,427

		For	Against	Abstain	Broker Non-Votes
5.	Shareholder proposal regarding the Company's director election process	221,619,872	299,916,456	8,059,453	179,722,427

        Washington Mutual, Inc. held a special meeting of shareholders on June 24, 2008. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

		For	Against	Abstain
1.	Amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 1,600,000,000 to 3,000,000,000	735,441,135	25,007,544	10,478,751

		For	Against	Abstain
2.	Authorization for Conversion of Series S and Series T Contingent Convertible Perpetual Non-Cumulative Preferred Stock into common stock and exercise of warrants to purchase common stock	737,547,392	22,584,827	10,795,211

Item 6. Exhibits

  (a)
  Exhibits

        See Index of Exhibits on page 97.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2008.

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
4.2
Form of Warrant to purchase common stock of the Company issued to certain investors under the Investment Agreement dated as of April 7, 2008 between the Company and the investors party thereto (Filed herewith).
4.3
Form of Warrant to purchase common stock of the Company issued to certain investors under the Securities Purchase Agreement (Common Stock/Preferred Stock/Warrants) dated as of April 7, 2008 between the Company and the purchasers party thereto (Filed herewith).
10.1
Investment Agreement dated as of April 7, 2008 between the Company and the investors party thereto (Incorporated by reference to the Company's Current Report on Form 8-K filed April 11, 2008, File No. 1-14667).
10.2	Securities Purchase Agreement (Common Stock) dated as of April 7, 2008 between the Company and the purchasers party thereto (Filed herewith).
10.3	Securities Purchase Agreement (Common Stock/Preferred Stock) dated as of April 7, 2008 between the Company and the purchasers party thereto (Filed herewith).
10.4	Securities Purchase Agreement (Common Stock/Preferred Stock/Warrants) dated as of April 7, 2008 between the Company and the purchasers party thereto (Filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
99.1	Computation of Ratios of Earnings to Fixed Charges (Filed herewith).
99.2	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends (Filed herewith).

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
  Note 1: Summary of Significant Accounting Policies
  Note 2: Restructuring Activities
  Note 3: Mortgage Banking Activities
  Note 4: Guarantees
  Note 5: Covered Bond Program
  Note 6: Equity Issuance
  Note 7: Earnings Per Common Share
  Note 8: Employee Benefits Programs
  Note 9: Fair Value
  Note 10: Operating Segments
SIGNATURES
INDEX OF EXHIBITS