Form 10-Q
period 2012-06-30
WMI HOLDINGS CORP.
filed 2012-08-09
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14667

WMI Holdings Corp.

(Exact name of registrant as specified in its charter)

Washington	91-1653725
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1201 THIRD AVENUE, SUITE 3000 SEATTLE, WASHINGTON	98101
(Address of principal executive offices)	(Zip Code)

(206) 432-8887

(Registrant’s telephone number, including area code)

Washington Mutual, Inc.

1301 Second Ave., Seattle, WA 98101

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	200,000,000
(Class)	(Outstanding at August 8, 2012)

EXPLANATORY NOTE

On September 26, 2008, Washington Mutual, Inc. (“WMI”) filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court for the District of Delaware. WMIHC’s plan of reorganization (as modified, the “Plan”) was confirmed by the Bankruptcy Court on February 24, 2012 and became effective on March 19, 2012, on which date we emerged from bankruptcy (the “Effective Date”), with a new board of directors. On the Effective Date, we also changed our corporate title to WMI Holdings Corp. (“WMIHC”) and we are a successor to WMI.

In connection with the Plan becoming effective, among other things:

•	approximately $6.5 billion was distributed to parties-in-interest on account of their allowed claims;

•	WMIHC received $75 million in cash from certain creditors;

•

WMIHC obtained access to a $125 million senior credit facility, approximately $25 million of which can be used for working capital and $100 million of which can be utilized in addition to the amount available for working capital for certain acquisitions and originations, subject to certain criteria and conditions set forth in the Financing Agreement (see Note 10: Financing Agreement);

•

WMIHC issued $110 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIHC and Wilmington Trust, National Association, as Trustee. Additionally, WMIHC issued $20 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIHC and Law Debenture Trust Company of New York, as Trustee. With limited exceptions, the Runoff Notes are solely the obligation of WMIHC’s wholly owned subsidiary WMMRC and are nonrecourse to WMIHC (see Note 9: Notes Payable); and

•

Based on our analysis, we believe WMIHC experienced an ownership change under Section 382 of the Internal Revenue Code. Prior to emergence, WMI abandoned the stock of Washington Mutual Bank (“WMB”), thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a NOL for the current year. We believe that the total available and utilizable NOL carry forward at March 19, 2012 is expected to be approximately $5.96 billion and at June 30, 2012 there was no limit on the use of these NOLs. See Note 7: Federal Income Taxes and Item 1A. Risk Factors-Risks Related to WMIHC’s Business.

During the bankruptcy, WMIHC adopted so-called “Modified Exchange Act Reporting” under the SEC Staff’s Legal Bulletin No. 2 (“SLB 2”). Since emergence, WMIHC continues to follow SLB 2 and has filed as of the Effective Date a Form 8-K and subsequently filed a Form 8-K/A, which included WMIHC’s audited balance sheet as of the Effective Date. As provided under the SLB 2 Modified Exchange Act Reporting, WMIHC intends to file Exchange Act periodic reports for all periods that begin after the Effective Date of the Plan.

As part of the bankruptcy, WMI Liquidating Trust (“Trust”) was formed and the Trust files certain documents under the same Commission File Number as WMIHC. WMIHC has no control over and is not responsible for the filings of, or the content of filings of, the Trust with the SEC.

WMI HOLDINGS CORP.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the periods ended June 30, 2012 and June 30, 2011

(in thousands, except per share amounts)

(Unaudited)

	Successor (1)	Predecessor (1)	Successor (1)	Predecessor (1)	Predecessor (1)
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012	Six Months ended June 30, 2011
Revenues:
Premiums earned	$5,268	$8,885	$6,287	$6,177	$18,056
Net investment income	2,179	4,323	3,082	3,172	5,975

Total revenues	7,447	13,208	9,369	9,349	24,031

Expenses:
Losses and loss adjustment expenses	9,424	12,791	10,037	$11,467	23,691
Ceding commission expense	618	1,118	735	768	2,270
General and administrative expenses	1,316	667	1,473	547	1,329
Interest expense	4,262	—	4,825	—	—

Total expenses	15,620	14,576	17,070	12,782	27,290

Income (loss) before federal income taxes	(8,173)	(1,368)	(7,701)	(3,433)	(3,259)

Federal income tax expense (benefit)	—	—	—	—	—

Net income (loss)	$(8,173)	$(1,368)	$(7,701)	$(3,433)	$(3,259)

Net income (loss) per share
Basic	$(0.04)	$(1,368.00)	$(0.04)	$(3,433.00)	$(3,259.00)
Diluted	$(0.04)	$(1,368.00)	$(0.04)	$(3,433.00)	$(3,259.00)

Shares used in per share calculation
Basic	200,000,000	1,000	200,000,000	1,000	1,000
Diluted	200,000,000	1,000	200,000,000	1,000	1,000

(1) Please refer to Note 1 for explanation of “Successor” and “Predecessor” Presentation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and December 31, 2011

(in thousands, except share data)

(Unaudited)(1)

	Successor June 30, 2012	Predecessor December 31, 2011
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$283,676	$298,555
Cash equivalents held in trust	22,771	33,458

Total investments held in trust	306,447	332,013

Cash and cash equivalents	32,877	7,642
Fixed-maturity securities, at fair value	63,891	5,490
Accrued investment income	2,650	2,622
Other assets	1,874	2,792

Total assets	$407,739	$350,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$133,380	$—
Notes payable - interest	1,445	—
Losses and loss adjustment reserves	132,658	142,119
Losses payable	3,693	5,923
Unearned premiums	357	456
Accrued ceding commissions	127	329
Loss contract fair market value reserve	63,064	—
Other liabilities	4,116	26,742

Total liabilities	338,840	175,569

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $ 0.00001 par value, 5,000,000 authorized, zero outstanding as of June 30, 2012; Preferred stock of the Predecessor, none authorized or outstanding as of December 31, 2011.	—	—

Common stock, $ 0.00001 par value; 500,000,000 authorized, 200,000,000 shares issued and outstanding as of June 30, 2012; Common Stock of the Predecessor, $1 par value, 1,000 shares issued and outstanding as of December 31, 2011.	2	1

Additional paid-in capital	76,598	69,879
Retained earnings	(7,701)	105,110

Total shareholders’ equity	68,899	174,990

Total liabilities and shareholders’ equity	$407,739	$350,559

(1) The Balance Sheet at December 31, 2011 is derived from the audited financial statements of the Predecessor.

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the periods ended June 30, 2012 and March 19, 2012

(in thousands, except per share amounts)

(Unaudited)

			Additional	Retained	Total
	Common Stock		paid-in	earnings	shareholders’
	Shares	Amount	capital	(deficit)	equity (deficit)
Balance at December 31, 2011 (Predecessor)	1,000	$1	$69,879	$105,110	$174,990

Net income (loss) from January 1, 2012 to March 19, 2012	—	—	—	(3,433)	(3,433)

Balance at March 19, 2012 (Predecessor) (Unaudited)	1,000	1	69,879	101,677	171,557

Fresh Start Adjustments:
Allocated carve-out costs	—	—	—	23,108	23,108
Cancellation of Predecessor common stock	(1,000)	(1)	(69,879)	(124,785)	(194,665)
Issuance of common stock:
Common stock, $.00001 par value; 500,000,000 authorized, 200,000,000 shares issued and outstanding	2,000,000	2	76,598	—	76,600

Balance at March 19, 2012 (Successor)	2,000,000	2	76,598	—	76,600

Net income (loss) from March 20, 2012 to June 30, 2012	—	—	—	(7,701)	(7,701)

Balance at June 30, 2012 (Unaudited)	2,000,000	2	76,598	(7,701)	68,899

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the periods ended June 30, 2012 and June 30, 2011

(in thousands)

(Unaudited)

	Successor	Predecessor	Predecessor
	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012	Six Months ended June 30, 2011
Cash flows from operating activities:
Net income (loss)	$(7,701)	$(3,433)	$(3,259)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities before reorganization activities:

Amortization of bond premium or discount	756	523	1,299
Net realized gain on sale of investments	(271)	(176)	(1,186)
Unrealized (gain) loss on trading securities	(273)	(1,049)	753
Changes in assets and liabilities:
Accrued investment income	(337)	309	581
Other assets	1,515	(597)	1,219
Change in cash held in trust	3,478	7,209	(5,510)
Losses and loss adjustment reserves	(8,352)	(1,109)	(33,988)
Losses payable	(3,893)	1,662	(3,499)
Unearned premiums	(52)	(47)	(118)
Accrued ceding commission expense	(339)	137	(230)
Accrued interest on notes payable	1,445	—	—
Other liabilities	67	414	1,023

Total Adjustments	(6,256)	7,276	39,656

Net cash provided by (used in) operating activities	(13,957)	3,843	(42,915)

Cash flows from investing activities:
Purchase of investments	(79,303)	(38,506)	(60,546)
Proceeds from sales and maturities of investments	40,743	34,035	107,527

Net cash provided by (used in) investing activities	(38,560)	(4,471)	46,981

Cash flows from financing activities:
Cash from (used in) reorganization activities:	—	75,000	—
Notes payable issued	3,380	—	—

Net cash provided by (used in) financing activities	3,380	75,000	—

Increase (decrease) in cash and cash equivalents	(49,137)	74,372	4,066

Cash and cash equivalents, beginning of period	82,014	7,642	1,938

Cash and cash equivalents, end of year	$32,877	$82,014	$6,004

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise indicated, financial information, including dollar values stated in the text of the notes to financial statements, is expressed in thousands.

References herein to the “Company”, “we”, “us”, “our” or “Successor” generally are intended to refer to WMI Holdings Corp. and its subsidiaries on a consolidated basis.

Note 1: The Company and its subsidiaries

WMI Holdings Corp.

WMI Holdings Corp. (“WMIHC”) is a holding company organized and existing under the law of the State of Washington. WMIHC, formerly known as Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC” or “Predecessor”), a Hawaiian corporation, and WMI Investment Corp. (“WMIIC”), a Delaware corporation. As of the Petition Date (defined below), WMIIC held a variety of securities and investments. Upon emergence from bankruptcy on March 19, 2012, we had no operations other than WMMRC’s legacy reinsurance business which is being operated in runoff and has not written any new business since September 26, 2008.

WMMRC

WMMRC is a wholly-owned subsidiary of WMIHC. Prior to August 2008 (at which time WMMRC became a direct subsidiary of WMI), WMMRC was a wholly-owned subsidiary of FA Out-of-State Holdings, Inc., a second-tier subsidiary of Washington Mutual Bank (“WMB”) and third-tier subsidiary of WMI. WMMRC is a pure captive insurance company domiciled in the State of Hawaii. WMMRC was incorporated on February 25, 2000, and received a Certificate of Authority, dated March 2, 2000, from the Insurance Commissioner of the State of Hawaii.

WMMRC was organized to reinsure private mortgage insurance risk for seven primary mortgage insurers then offering private mortgage insurance on loans originated or purchased by former subsidiaries of WMI. The seven primary mortgage insurers are United Guaranty Residential Insurance Company (“UGRIC”), Genworth Mortgage Insurance Corporation (“GMIC”), Mortgage Guaranty Insurance Corporation (“MGIC”), PMI Mortgage Insurance Company (“PMI”), Radian Guaranty Incorporated (“Radian”), Republic Mortgage Insurance Company (“RMIC”) and Triad Guaranty Insurance Company (“Triad”).

Due to deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were terminated effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC ceased assuming new mortgage risks from the primary carriers. Consequently, WMMRC’s continuing operations consist solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. Management does not believe any additional adjustments to the carrying values of assets and liabilities which have been recorded at fair market value as reported in these financial statements are required as a result of WMMRC’s runoff status.

WMIIC

WMIIC does not currently have any operations and is fully eliminated upon consolidation. Prior to September 26, 2008, WMIIC held a variety of securities and investments; however, such securities and investments were liquidated and the value thereof distributed in connection with implementing the Plan as described in Note 2: Reorganization under Chapter 11 of the United States Bankruptcy Code, below.

Note 2: Reorganization under Chapter 11 of the United States Bankruptcy Code

Prior to September 26, 2008 (the “Petition Date”), WMI was a multiple savings and loan holding company that owned WMB and, indirectly, WMB’s subsidiaries, including Washington Mutual Bank fsb (“FSB”). As of the Petition Date, WMI also owned, directly or indirectly, several non-banking, non-debtor subsidiaries. Prior to the Petition Date, WMI was subject to regulation and examination by the Office of Thrift Supervision (the “OTS”). WMB and FSB, in turn, as depository institutions with federal thrift charters, were subject to regulation and examination by the OTS. In addition, WMI’s banking and non-banking subsidiaries were overseen by various federal and state authorities, including the Federal Deposit Insurance Corporation (“FDIC”).

On September 25, 2008 (the “Receivership Date”), the OTS, by order number 2008-36, closed WMB, appointed the FDIC as receiver for WMB (the “FDIC Receiver”) and advised that the FDIC Receiver was immediately taking possession of WMB’s assets. Immediately after its appointment as receiver, the FDIC Receiver sold substantially all the assets of WMB, including the stock of FSB, to JPMorgan Chase Bank, National Association (“JPMC”), pursuant to that certain Purchase and Assumption Agreement, Whole Bank, effective September 25, 2008 (the “Purchase and Assumption Agreement”), in exchange for payment of $1.88 billion and the assumption of all of WMB’s deposit liabilities. As a result of this transaction, substantially all of the business and accounting records of WMI became the property of JPMC and WMIHC had extremely limited access to such records. The foregoing notwithstanding, over time, limited access to such records was obtained through information sharing arrangements. Access to WMMRC’s historical records was not significantly affected by WMB’s closure and receivership.

On the Petition Date, WMI and WMIIC (together, referred to herein as the “Debtors”) each filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Court”) (Case No.08-12229 (MFW)).

On December 12, 2011, the Debtors filed with the Court the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Filed Plan”) and a related disclosure statement (the “Disclosure Statement”). The Filed Plan was subsequently modified and, on February 24, 2012, the Court entered an order (the “Confirmation Order”) confirming the Filed Plan as modified by such modifications (the “Plan”). On March 19, 2012 (the “Effective Date”), the Plan became effective.

As previously disclosed, the Plan provides for the distribution of cash, Runoff Notes (as defined below), liquidating trust interests in WMI Liquidating Trust (the “Trust”) and newly issued shares of WMIHC’s common stock, in each case to certain holders of claims against, or former equity interests in, the Debtors. On or about March 23, 2012, the Trust distributed approximately $6.5 billion in cash and other assets as contemplated by the Plan.

Note 3: Significant Accounting Policies

Basis of Presentation

As of March 19, 2012, the Company adopted fresh start accounting in accordance with Accounting Standards Codification (“ASC”) 852-10, Reorganizations (see Note 4: Fresh Start Accounting). The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements prior to March 19, 2012 are not comparable with the financial statements on or after March 19, 2012. Reference to “Successor” refers to the Company on or after March 19, 2012 after the emergence from bankruptcy on March 19, 2012. Reference to “Predecessor” refers to WMMRC prior to the emergence from bankruptcy.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reporting and also under SEC Staff’s Legal Bulletin No. 2, “Modified Exchange Act Reporting” for public companies reporting while in bankruptcy proceedings. Certain information and footnote disclosures normally included in the financial statements and prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures included are adequate.

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statement and notes thereto filed in the Company’s Amended Form 8-K/A for the consolidated balance sheets as of March 19, 2012 (Successor) and December 31, 2011 (Predecessor), filed with the SEC on August 8, 2012. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the period presented in accordance with GAAP.

All significant intercompany transactions and balances have been eliminated in preparing the condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Management has made significant estimates in certain areas, including valuing certain financial instruments and other assets, the determination of the contingent risk liabilities, and in determining appropriate insurance reserves. Actual results could differ substantially from those estimates.

Fair Value of Certain Financial Instruments

Fair Value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Generally, for assets that are reported at fair value, the Company uses quoted market prices or valuation models to estimate their fair value. These models incorporate inputs such as forward yield curves, market volatilities and pricing spreads, utilizing market-based inputs where readily available. The degree of management judgment involved in estimating the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data, little judgment is necessary when estimating the instrument’s fair value. When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation.

Fair Value Option

The Company classifies fixed-maturity investments as trading securities pursuant to FASB Fair Value Option accounting guidance. Fixed-maturity investments treated as “hold-to-maturity” investments are recorded at amortized cost which, in the case of much of our investment holdings, approximates fair value. As such, changes in unrealized gains and losses on investments held at the balance sheet date are recognized and reported as a component of net investment income on the statement of operations. The Company believes Fair Value Option accounting provides better matching of investment earnings to potential cash flow generated from the investment portfolio and reduces subjectivity related to evaluating other-than-temporary impairment on the Company’s investment portfolio.

The Company has recorded a liability related to a loss contract fair market value reserve (the “Reserve”) and applies FASB Fair Value Option accounting guidance to this liability. The Reserve was initially established in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The Company recorded this Reserve to properly value the net economic value of the WMMRC subsidiary as further described in Note 4: Fresh Start Accounting. As such, changes in the loss contract reserve at the balance sheet date are recognized and reported as a component of losses and loss adjustment expense in the statement of operations. The Company believes Fair Value Option accounting provides better matching of earnings to potential cash flow generated from the WMMRC operating business.

Fair Value Measurement

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the FASB Fair Value Measurements and Disclosures accounting guidance. The framework is based on the inputs used in valuation and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the fair value accounting guidance hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions.

The three levels of the hierarchy are as follows:

Level 1–Inputs to the valuation methodology are quoted prices for identical assets or liabilities traded in active markets.

Level 2–Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market corroborated inputs.

Level 3–Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use.

Fair values are based on quoted market prices when available (Level 1). The Company receives the quoted market prices from a third party, nationally recognized pricing service. When market prices are not available, the Company utilizes a pricing service to determine an estimate of fair value. The fair value is generally estimated using current market inputs for similar financial instruments with comparable terms and credit quality, commonly referred to as matrix pricing (Level 2). These valuation techniques involve some level of management estimation and judgment. The Company recognizes transfers between levels in the fair value hierarchy at the end of the reporting period.

Fixed-Maturity Securities

Fixed-maturity securities consist of U.S. Treasury securities, obligations of U.S. government agencies, commercial mortgage-backed securities and corporate debt securities. Fixed-maturity securities held in trust are for the benefit of the primary insurers as more fully described in Note 5: Insurance Activity. Investments in fixed-maturity securities are reported at their estimated fair values or amortized cost (as the case may be) and are classified as trading securities in accordance with applicable accounting guidance. Realized gains and losses on the sale of fixed-maturity securities are determined using the specific identification method and are reported as a component of net investment income within the statement of operations.

Investments Held in Trust

Cash equivalents which include highly liquid debt instruments with original maturities of three months or less and fixed-maturity securities, are held in trust for the benefit of the primary insurers as more fully described in Notes 4: Fresh Start Accounting and 5: Insurance Activity.

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $12.8 million and $3.1 million as of June 30, 2012 and December 31, 2011, respectively.

The Company’s premium deficiency analysis was performed on a single book basis and includes all book years and reinsurance treaties aggregated together using assumptions based on the actuarial best estimates at the balance sheet date. The calculation for premium deficiency requires significant judgment and includes estimates of future expected premiums, claims, loss adjustment expenses and investment income as of the balance sheet date. To the extent ultimate losses are higher or premiums are lower than estimated, additional premium deficiency reserves may be required in the future.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, U.S. Treasury bills and overnight investments.

Ceding Commission Expense

The Company is required to pay a ceding commission to certain primary insurers pursuant to certain reinsurance agreements.

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserve includes case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company utilizes the findings of an independent consulting actuary. The consulting actuary estimates ultimate loss rates based upon industry data and claims and exposure data provided by the primary mortgage insurance carriers and assumptions of prepayment speed relative to loans reinsured by the Company. The fully developed ultimate loss rates are then applied to cumulative earned premium and reduced for cumulative losses and loss adjustment expenses paid to arrive at the liability for unpaid losses and loss adjustment expenses. Actuarial methods utilized by the consulting actuary to derive the ultimate loss rates, include the loss development method, simulated loss development method, Bornhuetter-Ferguson method and simulated Bornhuetter-Ferguson method on a paid and incurred basis. Due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (x) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (y) ceded case reserves and IBNR levels reported by the primary mortgage guaranty carriers as of June 30, 2012 and December 31, 2011, respectively. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond management’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Fresh Start Accounting

The Company adopted fresh start accounting in accordance with ASC 852 (Reorganizations) (“ASC 852”). See Note 4: Fresh Start Accounting for a description of the Company’s application of this standard.

Comprehensive Income (Loss)

The Company has no comprehensive income (loss) other than the net income (loss) disclosed in the condensed consolidated statement of operations.

Dividend Policy

WMIHC currently has no plans to pay a dividend. The Financing Agreement includes restrictions related to the payment of dividends.

New Accounting Pronouncements

On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, which requires entities to change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in equity, and disclosures about fair value measurements. ASU 2011-04 requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs, and the interrelationships between those unobservable inputs, if any. All the amendments to ASC 820 made by ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. We have adopted this standard and determined it has not had a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

Note 4: Fresh Start Accounting

Under ASC 852, the application of fresh start accounting results in the allocation of reorganization value to the fair value of assets, and is required when (a) the reorganization value of assets immediately prior to confirmation of a plan of reorganization is less than the total of all post-petition liabilities and allowed claims and (b) the holders of voting shares immediately prior to the confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity. The Company adopted fresh start accounting as of the Effective Date, which represents the date on which all material conditions precedent to the effectiveness of the Plan were satisfied or waived as it believes that it satisfied both of the aforementioned conditions.

The Company’s reorganization value (“Equity Value”), upon emergence from bankruptcy, was determined to be $76.6 million, which represents management’s best estimate of fair value based on a calculation of the present value of the Company’s consolidated assets and liabilities as at March 19, 2012. As part of our fresh start reporting, we applied various valuation methodologies to calculate the reorganization value of the Successor. These methods included (a) the comparable company’s analysis, (b) the precedent transactions analysis and (c) the discounted cash flow analysis. The application of these methodologies requires certain key estimates, judgments and assumptions, including financial projections, the amount of cash available to fund operations and current market conditions. Such projections, judgments and assumptions are inherently subject to significant uncertainties and there can be no assurance that such estimates, assumptions and projections reflected in the valuation will be realized and actual results may vary materially.

A significant difference exists between the Equity Value determined by management and the value determined by the Court in an opinion dated September 13, 2011 in which the Court expressed its view with respect to the Company’s value (including the value of net operating loss carry forward items relating to taxes (“NOLs”)). While the NOL asset has been recorded on the Company’s opening balance sheet at the value assigned by the Court, management also has recorded a full valuation allowance relative to these assets. The valuation allowance was determined to be necessary as management is unable to identify potential earnings from its existing operations and assets which would allow the Company to benefit from the utilization of these NOLs now or in the future. In the event that earnings are recognized in future periods, the availability of NOLs could result in additional value to the shareholders. The utilization of NOLs may be subject to significant additional limits. See Note 7: Federal Income Taxes for additional detail and Item 1A. Risk Factors-Risks Related to WMIHC’s Business.

No cash will be used for Plan-related liabilities as WMIHC is not liable for pre-petition claims under the terms of the Plan and the estimated minimum level of cash required for ongoing reserves was deducted from total projected cash to arrive at an amount of remaining or available cash. The Effective Date Equity Value of $76.6 million is intended to reflect a value that a willing buyer would pay for the Company’s assets immediately after emerging from bankruptcy.

The value of a business is subject to uncertainties and contingencies that are difficult to predict and will fluctuate with changes in factors affecting the prospects of such a business. As a result, the estimates set forth herein are not necessarily indicative of actual outcomes, which may be significantly more or less favorable than those set forth herein. These estimates assume that the Company will continue as the owner and operator of these businesses and related assets and that such businesses and assets will be operated in accordance with WMMRC’s historical business practices, which is the basis for financial projections. The financial projections are based on projected market conditions and other estimates and assumptions including, but not limited to, general business, economic, competitive, regulatory, market and financial conditions, all of which are difficult to predict and generally beyond the Company’s control. Depending on the actual results of such factors, operations or changes in financial markets, these valuation estimates may differ significantly from that disclosed herein.

The Company’s Equity Value was first allocated to its tangible assets and identifiable intangible assets and the excess (if any) of reorganization value over the fair value of tangible and identifiable intangible assets would be recorded as goodwill. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. The only intangible asset identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. WMMRC’s deferred taxes were determined in conformity with applicable income tax accounting standards.

Material differences, including with respect to its business operations, financial performance, asset size and other factors, exist with respect to the pre-petition operations and financial position of Washington Mutual, Inc. and its subsidiaries as compared with the post-emergence operations and financial position of the Company. In order to address such differences, in preparing these and future financial statements, management has concluded that it is appropriate to use the financial information of the Company’s wholly-owned subsidiary, WMMRC as the basis for its past and ongoing financial reporting. Information in these Financial Statements labeled as “Predecessor” refers to periods prior to the adoption of fresh start reporting, while those labeled as “Successor” refer to periods following the Company’s reorganization and emergence from bankruptcy.

Adjustments recorded to the Predecessor, after giving effect to the implementation of the Plan and to record assets and liabilities at fair value pursuant to the adoption of fresh start accounting are summarized below (dollars in thousands):

	Predecessor March 19, 2012	Reorganization Adjustments (a)		Fair Value Adjustments (b)		Successor March 19, 2012
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$303,169	$—		$—		$303,169
Cash equivalents held in trust	26,249	—		—		26,249

Total investments held in trust	329,418	—		—		329,418

Cash and cash equivalents	7,014	75,000	(c)	—		82,014
Fixed-maturity securities, at fair value	6,049	—		—		6,049
Accrued investment income	2,313	—		—		2,313
Other assets	3,389	210,000	(d)	(210,000	) (i)	3,389

Total assets	$348,183	$285,000		$(210,000)		$423,183

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable - principal	$—	$130,000	(e)	$—		$130,000
Losses and loss adjustment reserves	141,010	—		—		141,010
Losses payable	7,585	—		—		7,585
Unearned premiums	409	—		—		409
Accrued ceding commissions	466	—		—		466
Loss contract fair market value reserve	—	—		63,064	(j)	63,064
Other liabilities	27,156	(23,109	) (f)	2	(f)	4,049

Total liabilities	176,626	106,891		63,066		346,583

Shareholders’ equity:
Common stock, $.00001 par value; 500,000,000 authorized, 200,000,000 shares issued and outstanding	—	2	(g)	—		2
Common stock, $1 par value, 1,000 shares issued and outstanding	1	—		(1	) (k)	—
Additional paid-in capital (Predecessor)	69,879	—		(69,879	) (l)	—
Additional paid-in capital Successor	—	154,998	(g)	(78,400	) (m)	76,598
Retained earnings	101,677	23,109	(h)	(124,786	) (n)	—

Total shareholders’ equity	171,557	178,109		(273,066)		76,600

Total liabilities and shareholders’ equity	$348,183	$285,000		$(210,000)		$423,183

The following notes relate to the table above and should be read in conjunction with the information in such table.

(a)	These adjustments are necessary to give effect to the Plan, including the receipt of cash proceeds associated with the contribution of cash from certain creditors, issuance of debt securities, issuance of 200 million shares of common stock and other transactions as contemplated under the Plan.

(b)	These adjustments are necessary to reflect assets and liabilities at fair value and elimination of Predecessor equity. The primary operating business of the Successor is the WMMRC subsidiary which has a net asset value higher than its Fair Market Value (“FMV”).

(c)	This adjustment reflects $75 million of cash contributed to the Company on the Effective Date by certain creditors.

(d)	This adjustment reflects the Court’s valuation of WMMRC of $140 million and additional value attributable to the NOLs. These items have been adjusted to FMV as part of the application of Fresh Start Accounting. The Court’s valuation is presented solely for information purposes, however, because management does not believe that the Court’s valuation necessarily reflects the actual or FMV of the Company’s assets and liabilities under GAAP. This adjustment is eliminated as described in (i) below.

(e)	This adjustment reflects the issuance of $130 million of Runoff Notes as described in Note 9: Notes Payable below.

(f)	This adjustment reflects eliminating an intercompany payable occurring from carve-out allocated costs related to historic charges allocated as if services had been performed and charged to the Predecessor in accordance with Staff Accounting Bulletin (“SAB”) Topic 1B and 1B1. The methodology for these charges is based on applying the current contractual relationships described in Note 8: Service Agreements and Related Party Transactions as if they had been in place since the formation of WMMRC. The impact on historic earnings is described in (h) below. Additionally, this eliminates the offsetting intercompany amount created when Predecessor common stock is eliminated.

(g)	This adjustment reflects the calculated value of the 200 million shares of common stock issued before adjusting for FMV as a result of Fresh Start Accounting. This amount results from the use of the Court-assigned (non-GAAP) values attributed to assets and liabilities which are then utilized in calculating the resulting balance attributable to equity. The common stock is recorded at par value calculated as 200 million shares at a par value of $0.00001 per share. The remainder of the value is then attributed to additional paid-in capital.

(h)	This adjustment increases the retained earnings of the Predecessor due to the elimination of the carve-out costs which decreased historic earnings of the Predecessor. The resulting intercompany payable is described in (f) above. These costs and the related retained earnings are eliminated as the costs were allocated in accordance with SAB Topics 1B and 1B1 and would have eliminated in consolidation.

(i)	This adjustment reflects the elimination of the Court assigned values described in (d) above. There has been no goodwill recorded as a result of this transaction. WMMRC is reported as the Predecessor and therefore is carried at FMV in individual line items. Management believes that the Court’s valuation was inconsistent with GAAP and such information related to such valuation is being presented here for informational purposes only. Therefore, elimination is required to present the opening balance sheet in accordance with GAAP.

(j)	This adjustment is required to reflect a loss contract fair market value reserve of $63.1 million relating to contractual obligations of WMMRC. This is in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The net assets or equity value of WMMRC totaled $171.6 million prior to reorganization and fair value adjustments. The elimination of the costs and intercompany payable allocated to the predecessor in accordance with SAB Topic 1B and 1B1 and described in (f) above increase the equity value to $194.7 million. The value of WMMRC was reduced by $63.1 million based upon the FMV analysis described above.

Predecessor retained earnings	$101,677
Adjustment for carve-out allocations	23,109

Predecessor adjusted retained earnings	124,786
Predecessor additional paid-in capital	69,879
Predecessor common stock eliminated in consolidation	(1)

Predecessor equity value	194,664
Fair market value of WMMRC	131,600

Loss contract fair market reserve allowance	$63,064

(k)	This adjustment reflects the elimination of common stock of the Predecessor.

(l)	This adjustment reflects the elimination of additional paid-in capital of the Predecessor.

(m)	This adjustment reflects the reduction of equity value resulting from fresh start accounting. It is comprised of a reduction (relative to Court assigned FMV) in WMMRC’s FMV totaling $8.4 million and the elimination of the Court assigned value of $70 million related to NOLs. Although the Company has substantial NOLs they are subject to a 100 percent valuation allowance as described in Note 7: Federal Income Taxes, and there can be no assurance the Company will be able to realize any benefit from the NOLs.

Fair market value of WMMRC (Court assigned)	$140,000
Fair market value of WMMRC	131,600

Fair market value reduction	8,400
Elimination of Court assigned value related to NOLs	70,000

Total change in fair market value affecting Equity Value	$78,400

Court assigned Equity Value recorded as additional paid-in capital	$154,998
Total change in fair market value affecting Equity Value	78,400

Additional paid-in capital at March 19, 2012	$76,598

(n)	This adjustment reflects the elimination of adjusted retained earnings of the Predecessor.

Predecessor retained earnings	$101,677
Adjustment for carve-out allocations	23,109

Predecessor adjusted retained earnings	$124,786

Note 5: Insurance Activity

The Company, through WMMRC, reinsures mortgage guaranty risks of mortgage loans originated by affiliates of the Company during the period from 1997 through 2008. WMMRC is (or was) a party to reinsurance agreements with UGRIC, GMIC, MGIC, PMI, Radian, RMIC and Triad. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. Effective August 31, 2009, WMMRC commuted its book of business with Triad. All agreements are on an excess of loss basis, except for certain reinsurance treaties with GMIC and Radian during 2007 and 2008, which are reinsured on a 50 percent quota share basis. Pursuant to the excess of loss reinsurance treaties, WMMRC reinsures a second loss layer which ranges from 5 percent to 10 percent of the risk in force in excess of the primary mortgage insurer’s first loss percentages which range from 4 percent to 5 percent.

As security for the ceding insurers, WMMRC has entered into separate trust agreements with each of the primary mortgage insurance companies whereby premiums assumed are held in trust accounts for the benefit of each separate insurer. Pursuant to the terms of the reinsurance agreements, WMMRC is required to keep such assets in trust for a minimum of five years and are subject to claims for up to ten (10) years from termination of obligations arising from the last year in which insurance business was written prior to runoff. Release of funds from the trust by WMMRC requires approval from the primary mortgage guaranty companies.

Premiums assumed and earned are as follows for the periods ended June 30, 2012 and 2011 respectively:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012	Six Months ended June 30, 2011
Premiums assumed	$5,224	$8,831	$6,235	$6,130	$17,938
Change in unearned premiums	44	54	52	47	118

Premiums earned	$5,268	$8,885	$6,287	$6,177	$18,056

The components of the liability for losses and loss adjustment reserves are as follows as of June 30, 2012 and December 31, 2011:

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Case-basis reserves	$114,401	$132,970
IBNR reserves	5,430	6,049
Premium deficit reserves	12,827	3,100

Total	$132,658	$142,119

Losses and loss adjustment reserve activity are as follows for the periods ended June 30, 2012 and December 31, 2011:

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Balance at beginning of period	$142,119	$190,036
Incurred - prior periods	21,504	47,321
Paid - prior periods	(30,965)	(95,238)

Total	$132,658	$142,119

Note 6: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at June 30, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Trading Securities:
U.S. Treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored enterprises	128,886	1,935	(147)	130,674
Corporate debt securities	129,447	4,224	(135)	133,536
Commercial paper	29,966	7	(3)	29,970
Foreign corporate debt securities	33,045	560	(25)	33,580
Commercial mortgage-backed securities	19,609	76	(128)	19,557

Total fixed-maturity securities	341,203	6,802	(438)	347,567

Less total unrestricted fixed-maturity securities	63,567	377	(53)	63,891

Total fixed-maturity securities held in trust	$277,636	$6,425	$(385)	$283,676

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at December 31, 2011, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Trading Securities:
U.S. Treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored enterprises	122,874	2,029	(267)	124,636
Corporate debt securities	129,916	3,791	(845)	132,862
Foreign corporate debt securities	26,800	546	(117)	27,229
Commercial mortgage-backed securities	19,138	76	(146)	19,068

Total fixed-maturity securities	298,978	6,442	(1,375)	304,045

Less total unrestricted fixed-maturity securities	5,348	151	(9)	5,490

Total fixed-maturity securities held in trust	$293,630	$6,291	$(1,366)	$298,555

Amortized cost and estimated fair value of fixed-maturity securities at June 30, 2012 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2012	$65,202	$65,251
2013-2016	164,741	170,028
2017-2021	36,474	36,961
Thereafter	55,165	55,771
Mortgage-backed securities	19,621	19,556

Total fixed-maturity securities	$341,203	$347,567

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the periods ending June 30, 2012 and 2011, is summarized as follows:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012	Six Months ended June 30, 2011
Investment income:
Amortization of premium or discount on fixed-maturity	$(669)	$(654)	$(756)	$(523)	$(1,299)
Investment income on fixed-maturity securities	2,878	3,199	3,279	2,467	6,803
Interest income on cash and equivalents	15	13	15	3	38
Realized net gain (loss) from sale of investment	278	1,090	271	176	1,186
Unrealized (losses) gains on trading securities held at year end	(323)	675	273	1,049	(753)

Net investment income	$2,179	$4,323	$3,082	$3,172	$5,975

The following tables show how the Company’s investments are categorized in accordance with fair value measurement, as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Class of Security:
U.S. Treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored securities	40,727	89,947	—	130,674
Corporate debt securities	—	133,536	—	133,536
Commercial paper	29,970	—		29,970
Foreign corporate debt securities	—	33,580	—	33,580
Commercial mortgage-backed securities	—	19,557	—	19,557

Total	$70,947	$276,620	$—	$347,567

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Class of Security:
U.S. Treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored securities	42,927	81,709	—	124,636
Corporate debt securities	—	132,862	—	132,862
Foreign corporate debt securities	—	27,229	—	27,229
Commercial mortgage-backed securities	—	19,068	—	19,068

Total	$43,177	$260,868	$—	$304,045

Note 7: Federal Income Taxes

For the six months ended June 30, 2012, the Company recorded a loss of approximately $11 million. Due to the projected losses for the year ended December 31, 2012, the Company has not recorded an income tax expense or benefit for the six months ended June 30, 2012. The Company recorded no income tax expense or benefit for the period ended December 31, 2011 due to losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code that apply to property and casualty insurance companies. WMIHC, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the period ending June 30, 2012 or December 31, 2011 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments. As of June 30, 2012 and December 31, 2011, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future. The amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are revised.

On March 19, 2012, WMIHC emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gives rise to an NOL for the current year. Under Section 382 of the Internal Revenue Code, and based on our analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under IRC Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at March 19, 2012 is expected to be approximately $5.96 billion. At June 30, 2012 there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2030. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks. See Item 1A. Risk Factors-Risks Related to WMIHC’s Business.

The Company accounts for uncertain tax positions in accordance with the income taxes accounting guidance. The Company has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2008 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended June 30, 2012 and December 31, 2011.

Note 8: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaiian-based service provider to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIHC entered into two agreements with WMMRC on March 19, 2012. Total amounts incurred under these agreements totaled $560 thousand for the period from March 20, 2012 to June 30, 2012 and zero for all other periods. The expense and related income eliminate on consolidation. These agreements are described below.

On March 19, 2012, WMIHC entered into an Investment Management Agreement with WMMRC. Under the terms of this agreement WMIHC receives from WMMRC a fee equal to the product of (x) the ending dollar amount of assets under management during the calendar month in question and (y) .002 divided by 12. WMIHC is responsible for investing the funds of WMMRC based on applicable investment criteria and subject to rules and regulations to which WMMRC is subject.

On March 19, 2012, WMIHC entered into an Administrative Services Agreement with WMMRC. Under the terms of this agreement, WMIHC receives from WMMRC a fee of $110 thousand per month. WMIHC is responsible for providing administrative services to support, among other things, supervision, governance, financial administration and reporting, risk management, and claims management as may be necessary, together with such other general or specific administrative services that may be reasonably required or requested by WMMRC in the ordinary course of its business.

On March 23, 2012, WMIHC and the Trust entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party will make available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees and, initially, limited use of the Company’s health insurance plan for its employees. The TSA has a term of six months which may be extended upon agreement of the parties and either party may terminate one or more of the services offered upon ten (10) days written notice to the other party.

See Note 4: Fresh Start Accounting for a discussion of fees attributed to WMMRC in accordance with SAB Topics 1B and 1B1 which address common cost and expense allocations for pre-Effective Date periods in Fresh Start Accounting section.

Note 9: Notes Payable

On the Effective Date, WMIHC issued $110 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIHC and Wilmington Trust, National Association, as Trustee (the “First Lien Trustee”). Additionally, WMIHC issued $20 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIHC and Law Debenture Trust Company of New York, as Trustee (the “Second Lien Trustee” and, together with the First Lien Trustee, the “Trustees”). The Runoff Notes are scheduled to mature on March 19, 2030 and pay interest quarterly.

The Runoff Notes are secured by, and have a specified priority in right of payment in, (a) a securities or deposit account into which WMIHC will deposit distributions it receives of Runoff Proceeds (as defined within the Indentures) (the “Collateral Account”) and (b) the equity interests in, and assets of, either WMMRC, or such other entity as holds (or may hold in the future) WMMRC’s existing portfolio of assets, to the extent a lien has been granted therein (with any such lien subject to regulatory approval). No such regulatory approval has been obtained as of the date on which these audited financial statements are being published.

WMIHC will, and has agreed to cause WMMRC to, deposit all distributions, dividends or other receipts in respect of Runoff Proceeds Distributions (as defined in the Indentures) on the date paid to WMIHC in the Collateral Account established in accordance with the terms of the Indentures. On any interest payment date, payments are made from the Collateral Account and from any other Runoff Proceeds Distributions in the priority set forth in the Indentures. The obligations created by the Runoff Notes are nonrecourse to WMIHC (except for certain actions for specific performance) and, except in certain limited circumstances as more fully described in Section 7.16 of the Indentures with respect to Runoff Proceeds Distributions in the Collateral Account or for failure to comply with certain specified covenants relating to (i) the deposit of Runoff Proceeds in the Collateral Account, (ii) payment of Runoff Proceeds in the Collateral Account in accordance with the order of priority established in the Indentures, (iii) failure to seek to obtain the appropriate regulatory approval to permit the dividend of Runoff Proceeds to WMIHC and (iv) the failure to cause WMMRC to deposit Runoff Proceeds into a segregated account.

In connection with an interest payment due and payable in respect of the Runoff Notes on June 1, 2012, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. The aggregate face amount of PIK Notes issued totaled approximately $3.4 million.

Outstanding amounts under these notes totaled $133.4 million as of June 30, 2012 and zero as of December 31, 2011.

Note 10: Financing Arrangements

As of March 19, 2012, a Financing Agreement (the “Financing Agreement”) was entered into by and among the WMIHC, each current subsidiary of WMIHC and any additional subsidiary or person who later agrees to or becomes a Guarantor (each a “Guarantor” collectively, the “Guarantors”), the lenders from time to time party thereto (each a “Lender” and collectively, the “Lenders”), on a several and not joint basis, and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders (together with its successors and assigns, in such capacity, the “Agent”). The credit facility established by the Financing Agreement may be used for only certain specific purposes.

The facility consists of (a) a tranche A term loan and a tranche A-1 term loan in the aggregate principal amount of $25 million and (b) a tranche B term loan in the aggregate principal amount of $100 million. The proceeds of (a) the tranche A term loan and tranche

A-1 term loan can be used to fund working capital and for general corporate purposes of the Company, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sectors. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. As of June 30, 2012, no loans are outstanding under the Financing Agreement.

Note 11: Capital Stock

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share. The newly issued shares of common stock were issued by WMIHC pursuant to the Court approved Plan and in reliance on Section 1145 of the Bankruptcy Code. As of June 30, 2012, 200,000,000 shares of WMIHC’s common stock were issued and outstanding; no shares of WMIHC’s preferred stock are issued or outstanding.

Note 12: Pending Litigation

Except as described below, as of June 30, 2012, the Company was not a party to, or aware of, any pending legal proceedings or investigations against the Company requiring disclosure at this time.

Article XLI of the Plan includes, among other things, customary discharge, injunction, bar order and release provisions which, when taken together, operate to insulate the Company from and against any liabilities in respect of claims and causes of action that arose prior to the Petition Date. In addition, the Plan also includes a customary exculpation clause in favor of the Debtors, their respective directors, officers and others named therein for conduct during the pendency of the chapter 11 proceedings (other than in respect of willful misconduct or conduct that was grossly negligent).

WMI Holdings Corp. Litigation

Prior to the Effective Date of the Plan, WMI filed a complaint in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case no: 08-12229 (MFW), Adv. Proc. No: 12-50422 (MFW) (the “Coverage Action”) against certain insurance carriers (including Allied World Assurance Company Ltd. (“Allied”)), from whom WMI purchased director and officer liability insurance policies prior to the Effective Date. On May 31, 2012, in response to an affidavit filed by Allied, the Supreme Court of Bermuda issued an anti-suit injunction order as to WMIHC, among others (the “Bermuda Action”). On the Effective Date, and unrelated to the Bermuda Action, WMI’s interests in the Coverage Action vested in the Trust and as a result, on June 11, 2012, counsel for the Trust filed a motion in the Bankruptcy Court seeking to have the Trust substituted for WMIHC as a plaintiff in the Coverage Action. On June 28, 2012, the Bankruptcy Court, without a hearing, granted such motion and WMIHC is no longer a party in the Coverage Action. Additionally, WMIHC does not expect to have any role in the Bermuda Action, although it may take appropriate action to terminate all related proceedings against it.

WMMRC Litigation

With respect to the Company’s sole operating subsidiary, WMMRC, on October 22, 2007, lead plaintiffs Robert Alexander and James Reed filed a putative Class Action Complaint (the “Class Action Complaint”) in the United States District Court, Eastern District of Pennsylvania (the “Pennsylvania Action”) against WMMRC, WMI, WMB and Washington Mutual Bank fsb (“FSB”, and collectively, the “Defendants”) alleging that the Defendants violated Section 8 of the Real Estate Settlement Procedures Act (“RESPA”), 12 U.S.C. § 2607, by collecting referral payments or unearned fees in the form of reinsurance premiums. Specifically, plaintiffs allege that the private mortgage insurance policies procured in connection with their loans are subject to captive reinsurance arrangements between private mortgage insurers and WMMRC. Plaintiffs have alleged that a percentage of the mortgage insurance premiums paid by borrowers are ceded to WMMRC, but that the risk assumed by WMMRC is not commensurate with the premiums that it receives. According to plaintiffs, these allegedly excessive reinsurance premiums are disguised kickbacks paid to WMI through the captive reinsurance arrangements in exchange for the placement of its primary mortgage business. The complaint seeks treble damages, attorney’s fees and defense costs.

On December 21, 2007, the Defendants filed a Motion to Dismiss Plaintiffs’ Complaint. That motion was denied. The Defendants subsequently filed an interlocutory appeal of the denial with the Third Circuit Court of Appeals. Following the Third Circuit’s October 2009 decision in Alston v. Countrywide Financial Corp., 585 F.3d 753 (3d Cir. 2009), which raised similar issues, the petition for appeal in the Pennsylvania Action was denied and the matter was returned to the district court. On January 11, 2010, the Pennsylvania Action was removed from the Civil Suspense File and re-opened for final disposition by the district court. A joint discovery plan was approved by the district court on February 2, 2010. The Pennsylvania Action remained stayed as to WMI due to its bankruptcy filing.

On March 1, 2010, WMMRC filed an Amended Answer to the Class Action Complaint. In addition, pursuant to the parties’ joint discovery plan, three additional motions were filed on March 1, 2010. The FDIC, in its capacity as receiver for WMB, and JPMC, as successor to FSB, filed motions to dismiss the complaint for lack of subject matter jurisdiction. Additionally, the FDIC, as receiver, filed a motion to strike plaintiffs’ class allegations against the FDIC for failure to comply with procedural requirements of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). The FDIC’s motion to dismiss was granted on June 28, 2011.

In 2011, the parties reached a preliminary compromise and settlement in the Class Action Complaint. That compromise was subsequently memorialized in a written settlement agreement. Pursuant to the Federal Rules of Civil Procedure, the settlement must be approved by the District Court. On June 4, 2012, Plaintiffs filed a motion for preliminary approval of the settlement and on June 25, 2012, the District Court entered an order preliminarily approving such settlement. In accordance with GAAP guidance on Loss Contingencies, in 2010 management recorded (and continues to record) an accrual for estimated anticipated settlements of $4 million as a component of other liabilities on the balance sheet and as a component of general and administrative expenses on the statement of operations. The amount of such accrual as of June 30, 2012 and December 31, 2011 corresponds to the settlement amount. On or about July 16, 2012, the settlement amount was deposited into a settlement distribution escrow account and will remain on deposit in such account until the District Court finally approves the settlement. A final hearing to approve the settlement of the Class Action Complaint is currently scheduled for November 27, 2012.

Note 13: Subsequent Events

The Company has evaluated subsequent events for disclosure and recognition and noted no matters that require disclosure herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes, included elsewhere in this Form 10-Q. The following is a discussion and analysis of our results of operations for the six months ended June 30, 2012 and 2011 and financial condition as of June 30, 2012 and December 31, 2011. (Dollars in thousands, except per share data and as otherwise indicated).

References herein to the “Company”, “we”, “us”, “our” or “Successor” generally are intended to refer to WMI Holdings Corp. and its subsidiaries on a consolidated basis.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include be identified by the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks are identified and discussed in this quarterly report under Risk Factors in Part II, Item 1A of this Report. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statement speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

Background

WMI Holdings Corp.

WMI Holdings Corp. (“WMIHC”) is a holding company organized and existing under the law of the State of Washington. WMIHC formerly known as Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC” or “Predecessor”), and WMI Investment Corp. (“WMIIC”), a Delaware corporation. As of the Petition Date (defined below), WMIIC held a variety of securities and investments. Upon emergence from bankruptcy on the Effective Date, we had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode.

Prior to September 26, 2008 (the “Petition Date”), WMI was a multiple savings and loan holding company that owned Washington Mutual Bank (“WMB”) and, indirectly, WMB’s subsidiaries, including Washington Mutual Bank fsb (“FSB”). As of the Petition Date, WMI also owned, directly or indirectly, several non-banking, non-debtor subsidiaries. Prior to the Petition Date, WMI was subject to regulation by the Office of Thrift Supervision (the “OTS”). WMB and FSB, in turn, as depository institutions with federal thrift charters, were subject to regulation and examination by the OTS. In addition, WMI’s banking and non-banking subsidiaries were overseen by various federal and state authorities, including the Federal Deposit Insurance Corporation (“FDIC”). As a result of this transaction, substantially all of the business and accounting records of WMI became the property of JPMC and WMIHC had extremely limited access to such records. The foregoing notwithstanding, over time, limited access to such records was obtained through information sharing arrangements. Access to WMMRC’s historical records was not significantly affected by WMB’s closure and receivership.

On September 25, 2008 (the “Receivership Date”), the OTS, by order number 2008-36, closed WMB, appointed the FDIC as receiver for WMB (the “FDIC Receiver”) and advised that the FDIC Receiver was immediately taking possession of WMB’s assets. Immediately after its appointment as receiver, the FDIC Receiver sold substantially all the assets of WMB, including, among other things, the stock of FSB, to JPMorgan Chase Bank, National Association (“JPMC”), pursuant to that certain Purchase and Assumption Agreement, Whole Bank, effective September 25, 2008 (the “Purchase and Assumption Agreement”) (publicly available at http://www.fdic.gov/about/freedom/popular.html), in exchange for payment of $1.88 billion and the assumption of all of WMB’s deposit liabilities.

On the Petition Date, WMI and WMIIC (together, referred to herein as the “Debtors”) each commenced with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) voluntary petitions for relief under chapter 11 of title 11 of the United States Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) (Case No.08-12229 (MFW)).

On December 12, 2011, the Debtors filed with the Court the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Filed Plan”) and a related disclosure statement (the “Disclosure Statement”). The Filed Plan was subsequently modified and, on February 24, 2012, the Court entered an order (the “Confirmation Order”) confirming the Filed Plan as modified by such modifications (the “Plan”). On March 19, 2012 (the “Effective Date”), the Plan became effective.

As previously disclosed, the Plan provides for the distribution of cash, Runoff Notes (as defined below), liquidating trust interests in WMI Liquidating Trust (the “Trust”) and newly issued shares of the Company’s common stock, in each case to certain holders of claims against, or former equity interests in, the Debtors. On or about March 23, 2012, the Trust distributed approximately $6.5 billion in cash and other assets as contemplated by the Plan.

WMIHC’s Amended and Restated Articles of Incorporation authorize the Company to issue up to 500,000,000 shares of common stock, and up to 5,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. On the Effective Date of the Plan and pursuant to its terms, WMIHC issued 200,000,000 shares of common stock, with 194,670,501 shares having been issued to WMIHC’s new shareholders and 5,329,499 shares having been deposited into the Disputed Equity Escrow (as discussed below) on the Effective Date. As of August 8, 2012, 4,402,977 shares of common stock remain on deposit in the Disputed Equity Escrow. No shares of the WMIHC’s preferred stock are issued or outstanding.

On the Effective Date, the Debtors (and now the Liquidating Trust on behalf of the Debtors) continued to dispute whether the interests of certain former holders of “Equity Interests” or “Claims” (in each case as those terms are defined in the Plan) against the Debtors should be allowed. As a result, pursuant to the Plan, on the Effective Date, a “Disputed Equity Escrow” (as defined in the Plan) was created for the benefit of each holder of an “Disputed Equity Interest” (as such term is defined in the Plan). Such Disputed Equity Escrow was created to hold shares of the Company’s common stock (as well as any dividends, gains or income attributable in respect of such common stock) allocable, on a pro rata basis, to each holder of such a Disputed Equity Interest if and when such Disputed Equity Interest becomes an “Allowed Equity Interest” (as such term is defined in the Plan). All such Equity Interests will constitute Disputed Equity Interests pursuant to the Plan until such time, or from time to time, as each Disputed Equity Interest has been compromised and settled or allowed or disallowed by a final order of the Court.

The Liquidating Trustee acts as escrow agent with respect to the Disputed Equity Escrow. Until such time as all of the Company’s common stock has been distributed from the Disputed Equity Escrow in accordance with the Plan (e.g., as a result of all Disputed Equity Claims becoming Allowed Equity Interests or all Disputed Equity Claims being disallowed), the Liquidating Trustee is vested with the authority to exercise voting or consent rights with respect to such stock; provided, however, that the Liquidating Trustee is obligated to vote or consent, as the case may be, as to such stock in the same proportion as all other holders of WMIHC’s common stock have voted or consented, in each case on an issue-by-issue basis. The Liquidating Trust has no right to or entitlement in any shares of common stock held in the Disputed Equity Escrow. Additionally, WMIHC does not have any right to, or interest in, any shares of common stock held by the Disputed Equity Escrow unless or until such time as WMIHC repurchases or otherwise acquires such common stock.

For more information regarding the Disputed Equity Escrow, see Section 26.3 of the Plan. For more information regarding the Plan and related matters, please refer to copies of the Plan Disclosure Statement and Confirmation, each of which were attached as exhibits 2.1, 2.2, and 2.3 to that certain Form 8-K filed by WMIHC on March 26, 2012.

WMMRC

WMMRC is a wholly-owned subsidiary of the Company. Prior to August 2008 (at which time WMMRC became a direct subsidiary of WMI), WMMRC was a wholly-owned subsidiary of FA Out-of-State Holdings, Inc., a second-tier subsidiary of WMB and third-tier subsidiary of WMI. WMMRC is a pure captive insurance company domiciled in the State of Hawaii. WMMRC was incorporated on February 25, 2000, and received a Certificate of Authority, dated March 2, 2000, from the Insurance Commissioner of the State of Hawaii.

WMMRC was organized to reinsure private mortgage insurance risk for seven primary mortgage insurers on loans originated or purchased by former subsidiaries of WMIHC. The seven primary mortgage insurers are United Guaranty Residential Insurance Company (“UGRIC”), Genworth Mortgage Insurance Corporation (“GMIC”), Mortgage Guaranty Insurance Corporation (“MGIC”), PMI Mortgage Insurance Company (“PMI”), Radian Guaranty Incorporated (“Radian”), Republic Mortgage Insurance Company (“RMIC”) and Triad Guaranty Insurance Company (“Triad”).

Due to deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were terminated effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As such, effective September 26, 2008, WMMRC ceased assuming new mortgage risks from the primary carriers. Consequently, the Company’s continuing operations consist solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. Management does not believe any adjustments to the carrying values of assets and liabilities as reported in these financial statements are required as a result of the runoff status.

WMIIC

WMIIC does not currently have any operations and is fully eliminated upon consolidation. Prior to September 26, 2008, WMIIC held a variety of securities and investments; however, such securities and investments were liquidated and the value thereof distributed in connection with implementing the Plan as described in Note 2: Reorganization under Chapter 11 of the United States Bankruptcy Code.

Segments

The Company manages its business on the basis of one operating segment, property and casualty reinsurance, in accordance with GAAP. Within the property and casualty reinsurance segment, our current risks arise solely from the reinsurance of mortgage insurance policies that are placed on certain residential mortgage loans. The majority of these policies are required by mortgage lenders as a stipulation to approve the mortgage loans. The mortgage insurance policies protect the beneficiaries of the policy from all or a portion of default-related losses.

Business Overview and Operating Environment

WMIHC has retained Blackstone Advisory Partners L.P. (“Blackstone”) to assist WMIHC in developing its acquisition strategy and to provide financial advisory services in connection with potential transactions.

Under the terms of the agreement, Blackstone will work with us to consider potential mergers, acquisitions or business combinations. Blackstone will assist with developing an acquisition strategy, identifying and evaluating strategic opportunities, collecting and analyzing information regarding potential target companies, determining the valuation of potential target companies and advising on capital-raising, if needed, to fund this external growth strategy.

There can be no assurance that any transaction will occur or if so on what terms.

With respect to our current operations, the Company currently operates a single business, WMMRC, whose sole activity is the reinsurance of mortgage insurance policies that has been in runoff mode since September 26, 2008. Since that date, WMMRC has not underwritten any new policies (and by extension any new risk). WMMRC, through predecessor companies, began reinsuring risks in 1997 and continued through September 25, 2008.

The nature of the reinsurance contracts are mainly excess-of-loss contracts whereby WMMRC takes a portion of the risk, usually five or ten percent, with a stated attachment and exit point. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25 to 40 percent.

Beginning in 2006, the housing market and related credit markets experienced a downturn that in 2012 has shown initial signs of stabilizing. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities have occurred (and continue to occur), and deterioration in the credit performance of mortgage loans has occured. In addition, the macro-economic environment during that period has demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains.

While the macro-economic outlook remains guarded, there are indications that the housing market has begun to stabilize nationally. Recent reports show housing prices in certain locales have increased somewhat on a year-over-year basis, and that housing sales in certain market have begun to recover, although they remain well below their long-run average. Nevertheless, despite these early signs of market improvement, WMMRC’s operating environment remains challenged as much of its results over the next several years will be directly affected by the significant inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our audited balance sheets on Form 8-K/A as of at March 19, 2012 and December 31, 2011 continue to describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, our values under fresh start accounting and the resulting loss contract fair market value reserve. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

The Company adopted fresh start accounting in accordance with ASC 852 (Reorganizations) (“ASC 852”). Note 4: Fresh Start Accounting of the accompanying condensed consolidated financial statements more fully describe the Company’s application of this standard.

Recently issued accounting standards and their impact to the Company have been presented under “New Accounting Pronouncements” in Note 3: Significant Accounting Policies of the accompanying condensed consolidated financial statements.

Fresh Start Accounting

Under ASC 852, the application of fresh start accounting results in the allocation of reorganization value to the fair value of assets and required when (a) the reorganization value of assets immediately prior to confirmation of a plan of reorganization is less than the total of all post-petition liabilities and allowed claims and (b) the holders of voting shares immediately prior to the confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity. The Company adopted fresh start accounting as of the Effective Date, which represents the date on which all material conditions precedent to the effectiveness of the Plan were satisfied or waived as it believes that it satisfied both of the aforementioned conditions.

The Company’s Reorganization value (“Equity Value”), upon emergence from bankruptcy, was determined to be $76.6 million, which represents management’s best estimate of fair value based on a calculation of the present value of the Company’s consolidated assets and liabilities as at March 19, 2012. As part of our fresh start reporting, we applied various valuation methodologies to calculate the reorganization value of the Successor. These methods included (a) the comparable company’s analysis, (b) the precedent transactions analysis and (c) the discounted cash flow analysis. The application of these methodologies requires certain key estimates, judgments and assumptions, including financial projections, the amount of cash available to fund operations and current market conditions. Such projections, judgments and assumptions are inherently subject to significant uncertainties and there can be no assurance that such estimates, assumptions and projections reflected in the valuation will be realized and actual results may vary materially.

A significant difference exists between the Equity Value determined by management and the value determined by the Court in an opinion dated September 13, 2011 in which the Court expressed its view with respect to the Company’s value (including the value of net operating loss carry forward items relating to taxes (“NOLs”)). While the NOL asset has been recorded on the Company’s opening balance sheet, management also has recorded a full valuation allowance relative to these assets. The valuation allowance was determined necessary as management is unable to identify potential earnings from its existing operations and assets which would allow the Company to benefit from the utilization of these NOLs now or in the future. In the event that earnings are recognized in future periods, the availability of NOLs could result in additional value to the shareholders. The utilization of NOLs may be subject to significant additional limits. See Note 7: Federal Income Taxes for additional detail and Item 1A. Risk Factors-Risks Related to WMIHC’s Business.

No cash will be used for Plan-related liabilities as the Company will not be liable for pre-petition claims under the terms of the Plan and the estimated minimum level of cash required for ongoing reserves was deducted from total projected cash to arrive at an amount of remaining or available cash. The Effective Date Equity Value of $76.6 million is intended to reflect a value that a willing buyer would pay for the Company’s assets immediately after emerging from bankruptcy.

The value of a business is subject to uncertainties and contingencies that are difficult to predict and will fluctuate with changes in factors affecting the prospects of such a business. As a result, the estimates set forth herein are not necessarily indicative of actual outcomes, which may be significantly more or less favorable than those set forth herein. These estimates assume that the Company will continue as the owner and operator of these businesses and related assets and that such businesses and assets will be operated in accordance with WMMRC’s historical business practices, which is the basis for financial projections. The financial projections are based on projected market conditions and other estimates and assumptions including, but not limited to, general business, economic, competitive, regulatory, market and financial conditions, all of which are difficult to predict and generally beyond the Company’s control. Depending on the actual results of such factors, operations or changes in financial markets, these valuation estimates may differ significantly from that disclosed herein.

The Company’s Equity Value was first allocated to its tangible assets and identifiable intangible assets and the excess (if any) of reorganization value over the fair value of tangible and identifiable intangible assets would be recorded as goodwill. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. The only intangible asset identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. WMMRC’s deferred taxes were determined in conformity with applicable income tax accounting standards.

Material differences exist with respect to the pre-petition operations and financial position of Washington Mutual, Inc. and its subsidiaries as compared with the post-emergence operations and financial position of the Company. In order to address such differences, in preparing these and future financial statements, management has concluded that it is appropriate to use the financial information of the Company’s wholly-owned subsidiary, WMMRC. Information in the accompanying condensed consolidated financial statements labeled as “Predecessor” refers to periods prior to the adoption of fresh start reporting, while those labeled as “Successor” refer to periods following the Company’s reorganization and emergence from bankruptcy.

Results of Operations for the six months ended June 30, 2012 and 2011

As discussed in Note 3: Significant Accounting Policies, the financial statements prior to March 19, 2012, are not necessarily comparable with the financial statements for periods on or after March 19, 2012; however, while there is a different basis of accounting post-emergence, substantially all of the operating assets and liabilities remain consistent between Predecessor and Successor. Accordingly, the results of operations below are made on a comparative basis for the six months ended June 30, 2012 and 2011.

For the six months ended June 30, 2012, we reported a net loss of $11.1 million, as compared to a net loss of $3.3 million reported for the same period in 2011. The total revenue for the six months ended June 30, 2012 was $18.7 million, compared to total revenue of $24.0 million for the same period in 2011. The decrease in revenues is consistent with the status of the WMMRC subsidiary which is in runoff mode. No new business is being undertaken and the revenues are expected to continue to decrease.

Underwriting expenses defined as losses and loss adjustment expenses and ceding commission expenses decreased by $3.0 million from $23.0 million for the six months ending June 30, 2012 compared to $26.0 million for the six months ending June 30, 2011. This trend is consistent with the runoff nature of the WMMRC subsidiary. As more fully described in Note 3: Significant Accounting Policies of the accompanying condensed consolidated financial statements, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (a) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (b) ceded case reserves and incurred but not recorded (“IBNR”) loss levels reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

For the six months ended June 30, 2012, our investment portfolio reported a net investment income of $6.3 million, or a return of 1.54 percent on our investment account, as compared to a net investment income of $6.0 million, or a return of 1.72 percent, for the same period in 2011.

General and administrative expenses

For the six months ended June 30, 2012, our general and administrative expenses totaled $2.0 million, an increase from general and administrative expenses totaling $1.3 million for the same period in 2011. The increase in these expenses is primarily attributable to resuming public financial reporting after emerging from bankruptcy earlier this year.

Interest expense

For the six months ended June 30, 2012, we incurred $4.8 million of interest expense which is payable on the Runoff Notes. No such interest expense was incurred during the same period in 2011 due to the fact that the Runoff Notes were not issued and outstanding then. Because “Runoff Proceeds” (as such term is defined in the Indentures) have not been available to pay accrued interest on the Runoff Notes to date, our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. As a result, $3.4 million of “PIK Notes” were issued in satisfaction of our obligation to pay interest on the Runoff Notes. The remaining interest expense of $1.4 million is accrued interest since the last interest payment period. This accrued interest will be converted to PIK Notes at the next payment date if there is not cash available to satisfy the required interest payment.

Net loss

Net loss for the six months ended June 30, 2012 totaled $11.1 million compared to a net loss of $3.3 million for the same period in 2011. The primary factors impacting the increase in loss of $7.8 million for the period are related to the interest expense of $4.8 million which did not exist in prior periods, a revenue reduction of $5.3 million between the two periods partially offset by a decrease in underwriting expense of $3.0 million as a result of WMMRC being in a runoff mode and increases of $0.7 million from general and administrative expense.

Comprehensive Income (Loss)

The Company has no comprehensive income (loss) other than the net income (loss) disclosed in the condensed consolidated statement of operations.

Net Premiums Earned

The majority of WMMRC’s reinsurance contracts require net premiums to be written and earned monthly. In a few cases, the net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012	Six Months ended June 30, 2011
Premiums assumed	$5,224	$8,831	$6,235	$6,130	$17,938
Change in unearned premiums	44	54	52	47	118

Premiums earned	$5,268	$8,885	$6,287	$6,177	$18,056

For the six months ended June 30, 2012, net premiums totaled $12.5 million a decrease of $5.6 million when compared to premiums of $18.1 million for the same period in 2011.

Losses Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses incurred for the six months ended June 30, 2012 and 2011, are provided in the following table:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012	Six Months ended June 30, 2011
Losses incurred	$9,424	$12,791	$10,037	$11,467	$23,691

We establish reserves for each contract based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, industry data and historical experience as well as our own actuarial estimates. Quarterly, we review these estimates on a contract by contract basis and adjust as we deem necessary based on updated information and our internal actuarial estimates.

For the six months ended June 30, 2012 and 2011, the loss ratios for our business were 173 percent and 131 percent, respectively. The loss ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting profit or, in this case, loss.

The components of the liability for losses and loss adjustment reserves are as follows at June 30, 2012 and December 31, 2011:

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Case-basis reserves	$114,401	$132,970
IBNR reserves	5,430	6,049
Premium deficit reserves	12,827	3,100

Total	$132,658	$142,119

Losses and loss adjustment reserve activity are as follows for the periods ended June 30, 2012 and December 31, 2011:

	Successor	Predecessor
	June 30, 2012	December 31, 2011
Balance at January 1	$142,119	$190,036

Incurred - prior periods	21,504	47,321
Paid - prior periods	(30,965)	(95,238)

Total	$132,658	$142,119

Net Investment Income (Loss)

A summary of our net investment income (loss) for the six months ended June 30, 2012 and 2011 is as follows:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012	Six Months ended June 30, 2011
Investment income:
Amortization of premium or discount on fixed-maturity	$(669)	$(654)	$(756)	$(523)	$(1,299)
Investment income on fixed-maturity securities	2,878	3,199	3,279	2,467	6,803
Interest income on cash and equivalents	15	13	15	3	38
Realized net gain (loss) from sale of investment	278	1,090	271	176	1,186
Unrealized (losses) gains on trading securities held at year end	(323)	675	273	1,049	(753)

Net investment income	$2,179	$4,323	$3,082	$3,172	$5,975

For the six months ended June 30, 2012, investment income, net of all fees and expenses, resulted in a gain of 1.54 percent on our investment portfolio. This compares to income of 1.72 percent for the same period in 2011.

Income Taxes

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code that apply to property and casualty insurance companies. The Company, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the period ending June 30, 2012 or December 31, 2011 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments. As of June 30, 2012 and December 31, 2011, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future. The amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are revised.

The Company has no current tax liability due as a result of its loss position for both the six months ended June 30, 2012 and 2011. More detailed information regarding the Company’s tax position including net operating loss carry forwards is provided in Note 7: Federal Income Taxes of the accompanying condensed consolidated financial statements.

Investments

General

We hold investments at both WMIHC and WMMRC and the two portfolios consist entirely of fixed income instruments, including commercial paper and overnight money market funds. Value of the consolidated Company’s total investments increased from $345.0 million on December 31, 2011 to $403.2 million on June 30, 2012.

We work with investment broker dealers and, in the case of WMMRC, collateral trustees, in determining whether a market for a financial instrument is active or inactive. We regularly obtain indicative pricing from market markers and from multiple dealers and compare the level of pricing variances as a way to observe market liquidity for certain investment securities. We also obtain trade history and live market quotations from publicly quoted sources, such as Bloomberg, for trade volume and frequency observation.

While we obtain market pricing information from broker dealers, the ultimate fair value of our investments is based on portfolio statements provided by financial institutions that hold our accounts.

There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the six months ended June 30, 2012.

Please refer to Note 6: Investment Securities of the financial statements for additional information regarding our investment securities.

WMIHC

On the Effective Date, WMIHC received $75 million of cash as contemplated by the Plan. We invested $74 million in agency discount notes, corporate obligations and overnight money market funds. These investment securities are all scheduled to mature within six months after purchase and we intend to hold them to maturity. WMIHC’s investment portfolio is recorded at amortized cost. At June 30, 2012, the portfolio was valued at $73.9 million with the final maturity of those investments scheduled to occur on or about December 28, 2012.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. At June 30, 2012, over 93 percent of WMMRC’s investment portfolio was held in six trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, including funds in overnight money market, was valued at approximately $328.5 million. Approximately 22 percent of the portfolio consists of securities that will mature within the next 12 months and 69 percent of the securities will mature within the next five years.

Liquidity and Capital Resources

General

WMIHC is organized as a holding company with no operations of its own. With respect to its own operations, WMIHC has minimal continuing cash needs, other than with respect to the payment most of administrative expenses and interest payments on “Runoff Notes” (as defined in the Indentures). Such interest payments are payable solely from “Runoff Proceeds” (as defined in the Indentures) received by WMIHC from WMMRC from time to time. Except in limited circumstances, the Runoff Notes are nonrecourse to WMIHC. See Note 9: Notes Payable. In addition, all of our significant operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our property and casualty reinsurance programs, but has been operating in runoff mode since the Petition Date. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIHC does not currently expect to pay dividends on our common shares.

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for itself as well as its principal operating subsidiary. Funds held by WMMRC are not available to WMIHC to satisfy its liquidity needs. Any dividend or payment by WMMRC to WMIHC must be approved by the Insurance Commissioner of the State of Hawaii. In addition, all dividends paid by WMMRC to WMIHC must first be used to make payments on the Runoff Notes in accordance with the Indentures.

Our sources of liquidity include premium receipts, investment income, cash on hand, investment securities and our $125 million financing facility. Because of the limited nature of WMIHC’s operations, and the runoff nature of WMMRC’s business, as discussed above, cash is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest obligations on the Runoff Notes (only if WMIHC is in receipt of Runoff Proceeds; otherwise WMIHC pays interest using the “payment-in-kind” (“PIK”) option available under the Indentures) and general administrative expenses.

The Company monitors operating activities, forecasts liquidity needs and adjusts composition of investment securities in order to address liquidity needs. The Company currently has negative monthly operating cash flows mainly due to loss expenses at WMMRC. As a result, the Company maintains a very high quality and short duration investment portfolio in order to match its liability profile at both levels of the consolidated organization.

Capital Structure and Management

WMIHC’s capital structure consists of shareholders’ equity and $130 million of term debt, both of which were issued on the Effective Date.

On the Effective Date, all shares of common and preferred equity securities previously issued by Washington Mutual, Inc. were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of June 30, 2012, 200,000,000 shares of WMIHC’s common stock were issued and outstanding; no shares of its preferred stock are issued or outstanding.

We expect our existing capital structure is sufficient to sustain our business operations and currently do not anticipate incurring additional indebtedness or raising additional equity. The foregoing notwithstanding, the Company may, subject to market conditions, as well as limitations set forth in the documentation governing the Financing Agreement (defined below) and Runoff Note Indentures (defined below), determine to incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions.

While WMIHC is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaiian law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of June 30, 2012, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends is subject to statutory restrictions imposed by Hawaiian insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Financing Agreement and the Indentures impose restrictions on WMMRC business activities. During the quarter ended June 30, 2012, WMMRC paid no dividends to its parent.

Financing Agreement

As of March 19, 2012, a Financing Agreement (the “Financing Agreement”) was entered into by and among WMIHC, each current subsidiary of WMIHC and any additional subsidiary or person who later agrees to or becomes a Guarantor (each a “Guarantor” collectively, the “Guarantors”), the lenders, severally and not jointly, from time to time party hereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders (together with its successors and assigns, in such capacity, the “Agent”). The credit facility established by the Financing Agreement may be used for only certain specific purposes.

The facility consists of (a) a tranche A term loan and a tranche A-1 term loan in the aggregate principal amount of $25 million and (b) a tranche B term loan in the aggregate principal amount of $100 million. The proceeds of (a) the tranche A term loan and tranche A-1 term loan can be used to fund working capital and for general corporate purposes, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sector. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC. As of June 30, 2012, no loans are outstanding under the Financing Agreement. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired.

Notes Payable

On the Effective Date, WMIHC issued $110 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIHC and Wilmington Trust, National Association, as Trustee (the “First Lien Trustee”). Additionally, WMIHC issued $20 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIHC and Law Debenture Trust Company of New York, as Trustee (the “Second Lien Trustee” and, together with the First Lien Trustee, the “Trustees”). The Runoff Notes are scheduled to mature on March 19, 2030 and pay interest quarterly.

The Runoff Notes are secured by, and have a specified priority in right of payment in, (a) a securities or deposit account into which WMIHC will deposit distributions it receives of Runoff Proceeds (as defined within the Indentures) (the “Collateral Account”) and (b) the equity interests in, and assets of, either WMMRC, or such other entity as holds (or may hold in the future) WMMRC’s existing portfolio of assets, to the extent a lien has been granted therein (with any such lien subject to regulatory approval). No such regulatory approval has been obtained as of the date on which these audited financial statements are being published.

WMIHC will, and has agreed to cause WMMRC to, deposit all distributions, dividends or other receipts in respect of Runoff Proceeds Distributions (as defined in the Indentures) on the date paid to WMIHC in a Collateral Account established in accordance with the terms of the Indentures. On any interest payment date, payments are made from the Collateral Account and from any other Runoff Proceeds Distributions in the priority set forth in the Indentures. The obligations created by the Runoff Notes are nonrecourse to WMIHC (except for certain actions for specific performance) and, except in certain limited circumstances as more fully described in Section 7.16 of the Indentures with respect to Runoff Proceeds Distributions in the Collateral Account or for failure to comply with certain specified covenants relating to (i) the deposit of Runoff Proceeds in the Collateral Account, (ii) payment of Runoff Proceeds in the Collateral Account in accordance with the order of priority established in the Indentures, (iii) failure to seek to obtain the appropriate regulatory approval to permit the dividend of Runoff Proceeds to WMIHC and (iv) the failure to cause WMMRC to deposit Runoff Proceeds into a segregated account.

In connection with an interest payment due and payable in respect of the Runoff Notes on June 1, 2012, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. The aggregate face amount of PIK Notes issued totaled approximately $3.4 million.

Outstanding amounts outstanding under these notes totaled $133.4 million as of June 30, 2012 and zero as of December 31, 2011.

Contractual Obligations Commitments and Contingencies

WMMRC has engaged a Hawaiian-based service provider to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

On March 19, 2012, WMIHC entered into an Investment Management Agreement with WMMRC. Under the terms of this agreement, WMIHC receives a fee from WMMRC equal to the product of (x) the ending dollar amount of assets under management during the calendar month in question and (y) .002 divided by 12. WMIHC is responsible for investing the funds of WMMRC based on applicable investment criteria and subject to rules and regulations to which WMMRC is subject.

On March 19, 2012, WMIHC entered into an Administrative Services Agreement with WMMRC. Under the terms of this agreement, WMIHC receives from WMMRC a fee of $110 thousand per month. WMIHC is responsible for providing administrative services to support, among other things, supervision, governance, financial administration and reporting, risk management, and claims management as may be necessary, together with such other general or specific administrative services that may be reasonably required or requested by WMMRC in the ordinary course of its business.

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $560 thousand for the period from March 20, 2012 to June 30, 2012 and zero for all other periods. The expense and related income eliminate on consolidation. These agreements are described below.

On March 23, 2012, WMIHC and the Trust entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party will make available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees and, initially, use for a limited time of the Company’s health insurance plan for its employees. The TSA has an initial term of six months and either party may terminate one or more of the services offered upon ten (10) days written notice to the other party.

See Note 4: Fresh Start Accounting of the accompanying condensed consolidated financial statements for a discussion of fees attributed to WMMRC in accordance with SAB Topics 1B and 1B1 which address common cost and expense allocations for pre-Effective Date periods in Fresh Start Accounting section.

As a result of the reorganization an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated periodically for changes to its value. During the period ended June 30, 2012, the value was analyzed and remained unchanged. This reserve is expected to improve operating results in future periods as it will reduce future losses. For additional information see Note 3: Significant Accounting Policies and Note 4: Fresh Start Accounting.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are principally exposed to three types of market risk:

•	interest rate risk;

•	credit risk; and

•	liquidity risk

Interest Rate Risk: The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of the Company’s fixed maturity portfolio falls and the Company has the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline, the market value of the Company’s fixed income portfolio increases and the Company has reinvestment risk, as funds reinvested will earn less than is necessary to match anticipated liabilities. We manage interest rate risk by selecting investments with characteristics such as duration, yield, and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. In the case of WMMRC, the investment portfolio duration is maintained at approximately two years because a significant portion of WMMRC’s losses are expected to be paid out over the next three years.

At June 30, 2012, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on U.S. treasury yield) would have resulted in an estimated decrease in market value of 1.53 percent or approximately $6.1 million. At December 31, 2011, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.00 percent or approximately $6.9 million.

At June 30, 2012, the Company held $66.2 million of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2012		At December 31, 2011
	0	+100	0	+100
Total Market/Fair Value ($000)	402,482	396,343	344,996	338,103
Market/Fair Value Change ($000)	0	-6,139	0	-6,893
Market/Fair Value Change (%)	0.00	-1.53	0.00	-2.00

Credit Risk: The Company’s primary credit risks result from investments in corporate bonds. We limit our credit exposure by purchasing high quality fixed income investments to maintain an average credit quality of AA- or higher for the overall investments and an aggregated weighted average credit quality of AAA for mortgage and commercial mortgage-backed issues. A1/P1 is the minimum rating for all of our short term commercial paper positions. In addition, we have limited our exposure to any single issuer to 5 percent or less of total investments, excluding commercial paper, treasury and agency securities. Our minimum rating for investment at purchase is A3/A-. Where investments are downgraded below the minimum rating at purchase, we permit our investment managers to continue holding such securities subject to additional credit research and monitoring. As of June 30, 2012, 2.4 percent of the portfolio was rated below A3/A-; we did not have any exposure to non-investment grade securities; and we did not have an aggregate exposure to any single issuer of more than 5 percent of total investments, other than with respect to government securities.

Liquidity risk: Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including non-agency mortgage-backed securities which represent 4.9 percent of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, it may be difficult to sell the investments in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. As of June 30, 2012, the Company had $81.1 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Please refer to in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources for additional information regarding our liquidity sources and management.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and the Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Interim Chief Executive Officer and the Interim Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f)
and 15d-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Except as described below, for the period ended June 30, 2012, the Company was not a party to, or aware of, any pending legal proceedings or investigations against the Company requiring disclosure at this time.

The Company notes that Article XLI of the Plan includes, among other things, customary discharge, injunction, bar order and release provisions which, when taken together, operate to insulate the Company from and against any liabilities in respect of claims and causes of action that arose prior to the Petition Date. In addition, the Plan also includes a customary exculpation clause in favor of the Debtors, their directors, officers and others named therein for conduct during the pendency of the Company’s chapter 11 proceedings (other than in respect of willful misconduct or conduct that was grossly negligent).

WMI Holdings Corp. Litigation

Prior to the Effective Date of the Plan, WMI filed a complaint in the United States Bankruptcy Court for the District of Delaware, Case no: 08-12229 (MFW), Adv. Proc. No: 12-50422 (MFW) (the “Coverage Action”) against certain insurance carriers (including Allied World Assurance Company Ltd. (“Allied”)), from whom WMI purchased director and officer liability insurance policies prior to the Effective Date. WMIHC notes that on May 31, 2012, in response to an affidavit filed by Allied, the Supreme Court of Bermuda issued an anti-suit injunction order as to the WMIHC, among others (the “Bermuda Action”). On the Effective Date of the Plan, and unrelated to the Bermuda Action, WMI’s interests in the Coverage Action vested in the Trust and as a result, on June 11, 2012, counsel for the Trust filed a motion in the Bankruptcy Court seeking to have the Trust substituted for WMIHC as a plaintiff in the Coverage Action. On June 28, 2012, the Bankruptcy Court, without a hearing, granted such motion and WMIHC is no longer a party in the Coverage Action. Additionally, WMIHC does not expect to have any role in the Bermuda Action, although it may take appropriate action to terminate all related proceedings against it.

WMMRC Litigation

With respect to the Company’s sole operating subsidiary, WMMRC, on October 22, 2007, lead plaintiffs Robert Alexander and James Reed filed a putative Class Action Complaint (the “Class Action Complaint”) in the United States District Court, Eastern District of Pennsylvania (the “Pennsylvania Action”) against WMMRC, WMI, WMB and Washington Mutual Bank fsb (“FSB”, and collectively, the “Defendants”) alleging that the Defendants violated Section 8 of the Real Estate Settlement Procedures Act (“RESPA”), 12 U.S.C. § 2607, by collecting referral payments or unearned fees in the form of reinsurance premiums. Specifically, plaintiffs allege that the private mortgage insurance policies procured in connection with their loans are subject to captive reinsurance arrangements between private mortgage insurers and WMMRC. Plaintiffs have alleged that a percentage of the mortgage insurance premiums paid by borrowers are ceded to WMMRC, but that the risk assumed by WMMRC is not commensurate with the premiums that it receives. According to plaintiffs, these allegedly excessive reinsurance premiums were disguised kickbacks paid to WMI through the captive reinsurance arrangements in exchange for the placement of its primary mortgage business. The complaint seeks treble damages, attorney’s fees and defense costs.

On December 21, 2007, the Defendants filed a Motion to Dismiss Plaintiffs’ Complaint. That motion was denied. The Defendants subsequently filed an interlocutory appeal of the denial with the Third Circuit Court of Appeals. Following the Third Circuit’s October 2009 decision in Alston v. Countrywide Financial Corp., 585 F.3d 753 (3d Cir. 2009), which raised similar issues, the petition for appeal in the Pennsylvania Action was denied and the matter was returned to the district court. On January 11, 2010, the Pennsylvania Action was removed from the Civil Suspense File and re-opened for final disposition by the district court. A joint discovery plan was approved by the district court on February 2, 2010. The Pennsylvania Action remained stayed as to WMI due to its bankruptcy filing.

On March 1, 2010, WMMRC filed an Amended Answer to the Class Action Complaint. In addition, pursuant to the parties’ joint discovery plan, three additional motions were filed on March 1, 2010. The FDIC, in its capacity as receiver for WMB, and JPMC, as successor to FSB, filed motions to dismiss the complaint for lack of subject matter jurisdiction.

Additionally, the FDIC, as receiver, filed a motion to strike plaintiffs’ class allegations against the FDIC for failure to comply with procedural requirements of the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”). The FDIC’s motion to dismiss was granted on June 28, 2011.

In 2011, the parties reached a preliminary compromise and settlement in the Class Action Complaint. That compromise was subsequently memorialized in a written settlement agreement. Pursuant to the Federal Rules of Civil Procedure, the settlement must be approved by the District Court. On June 4, 2012, Plaintiffs filed a motion for preliminary approval of the settlement and on June 25, 2012, the District Court entered an order preliminarily approving such settlement. In accordance with GAAP guidance on Loss Contingencies, in 2010 management recorded an accrual for estimated anticipated settlements of $4 million as a component of other liabilities on the balance sheet and as a component of general and administrative expenses on the statement of operations. The amount of such accrual as of June 30, 2012 and December 31, 2011 corresponds to the settlement amount. On or about July 16, 2012, the settlement amount was deposited into a settlement distribution escrow account and will remain on deposit in such account until the District Court finally approves the settlement. A final hearing to approve the settlement of the Class Action Complaint is currently scheduled for November 27, 2012.

Item 1A.	Risk Factors.

The risks described below could materially and adversely affect our business, financial condition, and results of operations. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that apply to all companies operating in the United States and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial.

Risks Related to WMIHC’s Emergence from Bankruptcy

Despite having emerged from bankruptcy on March 19, 2012, WMIHC continues to be subject to the risks and uncertainties associated with residual Chapter 11 bankruptcy proceedings.

As discussed above (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Background), WMIHC emerged from bankruptcy on the Effective Date. Because of the residual risks and uncertainties associated with Chapter 11 bankruptcy proceedings, the ultimate impact that events that occurred during, or that may occur subsequent to, these proceedings will have on WMIHC’s business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot assure you that having been subject to bankruptcy protection will not adversely affect WMIHC’s operations going forward.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Plan, WMIHC was required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and WMIHC’s ability to continue operations upon emergence from bankruptcy under Chapter 11. The projected financial information filed with the Bankruptcy Court reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions, many of which were and continue to be beyond our control and which may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. WMIHC’s actual results will likely vary from those contemplated by the projected financial information and the variations may be material.

Because our historical consolidated financial statements are expected to reflect fresh start reporting adjustments following emergence from bankruptcy, as well as any effects of the transactions contemplated by the Plan, financial information in our future financial statements will not be comparable to WMI’s financial information from prior periods.

Following emergence from Chapter 11, we adopted fresh start reporting in accordance with ASC 852 (Reorganizations), pursuant to which the reorganization value of the entity was assigned to the entity’s assets and liabilities in conformity with the procedures specified by ASC 805 (Business Combinations), which requires that the entity measure the identifiable assets and liabilities at their acquisition-date fair values. Adopting fresh start reporting resulted in a new reporting entity with no beginning retained earnings or deficit. In addition to the adoption of fresh start reporting, our post-emergence consolidated financial statements reflect effects of the transactions contemplated by the Plan. Thus, our future balance sheets and results of operations may not be entirely comparable in certain respects to balance sheets and consolidated statements of operations data for periods prior to the adoption of fresh start reporting and prior to accounting for the effects of the reorganization. Our historical financial information may not be indicative of future financial information.

Risks Related to WMIHC’s Business

WMIHC is a holding company, and its only material assets are its equity interests in its operating subsidiary and its other investments, and WMIHC’s principal source of revenue and cash flow will be distributions and certain payments from our subsidiaries; at the present, WMMRC is limited by contract in making distributions and in the future, our other subsidiaries may be limited by law and by contract in making distributions to us.

As a holding company, our only material assets are our cash on hand, the equity interests in our subsidiaries (WMMRC and WMIIC) and other investments. As of June 30, 2012, excluding assets held in trust, we had approximately $ 97.0 million in cash, cash equivalents, and investments, which includes $22.6 million held by our wholly-owned subsidiary, WMMRC; WMIIC holds no assets. For the foreseeable future, our principal source of revenue and cash flow will be investment income from our investment portfolio, distributions from our subsidiaries, if any, and certain payments made to us by WMMRC pursuant to an Administrative Services Agreement and Investment Management Agreement. WMMRC is limited by contract from making distributions to WMIHC until the Runoff Notes are paid in full and is limited by insurance law from making distributions to us unless consent is obtained from the Insurance Commissioner of the State of Hawaii. Thus, our ability to service our debt, finance acquisitions and pay dividends to our shareholders in the future is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are and will be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and shareholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business.

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition.

We are a holding company that holds all of the equity interests of WMMRC and WMIIC. In the future we intend to acquire other businesses or make other acquisitions that may involve unknown risks, some of which will be particular to the industry in which the business or acquisition targets operate. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such businesses or acquisitions, especially if we are unfamiliar with the relevant industry. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt will be subject to the specific risks applicable to any business or company we acquire.

The nature of certain of our assets is volatile and their value may fluctuate or change over short periods of time.

As of June 30, 2012, we had $97.0 million cash and other securities, of which approximately $74.4 million is held directly by WMIHC and approximately $22.6 million is held by WMMRC. Under most circumstances, WMMRC’s cash will not be available for use by WMIHC. Investing in securities other than U.S. government investments will likely result in a higher risk of loss to us, particularly in light of uncertain domestic and global political, credit and financial market conditions. We value these securities for various purposes based on a number of factors, including, without limitation, third-party independent valuations. Because valuations, and particularly valuations of securities of private securities and illiquid securities, are inherently uncertain, such valuations may fluctuate significantly over short periods of time and may differ materially from the values that would have been obtained if an active market existed for these securities.

We, together with our subsidiaries, may not be able to fully utilize our net operating loss and other tax carry forwards.

As of December 31, 2011, WMIHC and its subsidiaries had U.S. Federal net operating loss carry forwards of approximately $14 million, that if unused, will begin to expire in 2030. We have projected that WMIHC and its subsidiaries will have a NOL for 2012 of approximately $7.532 billion of which approximately $5.906 billion, will be allocated to that portion of 2012 after the ownership change described below. Both WMIHC and WMMRC have established valuation allowances for these deferred tax assets based on their assessments of the amounts of deferred tax assets that are more-likely-than-not realizable.

On March 19, 2012, we believe that WMIHC and its subsidiaries experienced an “ownership change” within the meaning of Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). An ownership change is generally defined as a more than 50 percentage point increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three year period or since the last ownership change if such prior ownership change occurred within the prior three year period. As a result of the ownership change on March 19, 2012, the limitations on the use of pre-change losses and other carry forward tax attributes in Sections 382 and 383 of the Code apply and WMIHC and its subsidiaries will only be able to utilize a small portion of their NOL carry forwards from the years prior to 2012 and the portion of the NOL for 2012 allocable to the portion of the year prior to March 20, 2012. The utilization of the NOL for 2012 allocable to the portion of the year after March 19, 2012 and the NOLs from subsequent years should not be affected by the ownership change on March 19, 2012.

The ability of WMIHC and its subsidiaries and any future subsidiary, to utilize their NOLs and other tax carry forwards to reduce taxable income in future years may be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carry forwards prior to their expiration. There can be no assurance that we will have sufficient taxable income in later years to use the net operating loss carry forwards before they expire. Additionally, the ability of WMIHC and its subsidiaries (and any future subsidiary) to fully use these tax assets could also be adversely affected if the respective companies were deemed to have another “ownership change” within the meaning of Sections 382 and 383 of the Code. Although we have certain restrictions in place on ownership transfer, our Board of Directors could issue additional shares of stock or permit future ownership changes and conversions or redemptions of our stock and depending on their magnitude, result in ownership changes that would trigger the imposition of additional limitations on their utilization under Sections 382 and 383. Accordingly, there can be no assurance that, in the future, WMIHC and/or its subsidiaries (and any future subsidiary) will not experience additional limitations on utilizing the tax benefits of their NOL and other tax carry forwards. Such limitations could have a material adverse effect on WMIHC and/or its subsidiaries’ results of operations, cash flows or financial condition.

In an attempt to minimize the likelihood of an additional ownership change occurring, our Amended and Restated Articles of Incorporation (the “Articles”) and Amended and Restated Bylaws (the “Bylaws”) contain restrictions limiting the accumulation (and disposition) of shares by persons owning (actually or constructively), or who would own as a result of the transaction, 4.75 percent of any class of our stock (with certain adjustments). Nevertheless, it is possible that we could undergo an additional ownership change, either by events within or outside of the control of our Board, e.g., indirect changes in the ownership of persons owning 5 percent of our stock. Also, in the event that the Second Lien Runoff Notes are recharacterized as equity, transfers of such notes might be taken into account for purposes of section 382. Moreover, approximately 4.4 million shares of our common stock is held in escrow in the Disputed Equity Escrow as defined in the Plan. See the Plan. A subsequent release or transfer of the stock potentially could result in an ownership change of WMIHC at that time. In the event of a subsequent ownership change, all or part of the NOLs from 2012 and subsequent years that were previously unlimited could also become subject to an annual limitation.

The IRS could challenge the amount of our net operating loss carry forwards.

The amount of our net operating loss carry forwards has not been audited or otherwise validated by the IRS. The IRS could challenge the amount or timing of our net operating losses, which if successful, could significantly reduce a portion or all of our net operating loss carry forwards. In addition, calculating whether an ownership change has occurred, for tax purposes, is subject to inherent uncertainty, both because of the complexity and ambiguity of Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our utilizable net operating loss carry forwards could be changed as a result of a successful challenge by the IRS or as a result of our learning of new information about the ownership of, and transactions in, our securities.

Possible changes in legislation could negatively affect our ability to use the tax benefits associated with our net operating loss carry forwards.

The rules relating to U.S. federal income taxation are constantly under review by persons involved in the legislative and administrative rulemaking processes, and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Future revisions in U.S. federal tax laws and interpretations thereof could adversely impair our ability to use some or all of the tax benefits associated with our net operating loss carry forwards.

If we are unable to make acquisitions, WMIHC may never achieve profitability.

Our ability to successfully execute an acquisition strategy will impact our ability to achieve profitability and grow our business. There can be no assurances that we will be successful in this endeavor. WMIHC’s inability to make acquisitions may impair WMIHC’s ability to achieve profitability. Even if WMIHC does achieve profitability, WMIHC may not be able to sustain or increase profitability on a quarterly or annual basis.

Most of our credit facility may only be used for permitted acquisitions and permitted originations and it contains restrictive covenants that may restrict our ability to pursue our business strategies.

WMIHC has a senior secured multi-draw term loan with a four and one-half (4 1/2) year or five (5) year maturity, as applicable, a three (3) year availability period, and an aggregate original principal amount not to exceed $125 million, to be available to us in three tranches, namely, (i) the Tranche A Credit Facility (including the Tranche A-1 Term Loan) in the aggregate amount of $25 million and (ii) the Tranche B Credit Facility of $100 million. WMIHC may draw on the Tranche A Credit Facility to fund working capital and for general corporate purposes only and Tranche B Credit Facility only to fund “permitted acquisitions” and “permitted originations” (as such terms are defined in the Credit Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sectors.

Our credit facility restricts, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The credit facility also contains customary events of default. These covenants, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of its assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, our credit facility contains financial covenants relating to, among other things, interest coverage ratio, asset coverage ratio and financial performance as compared with WMIHC’s annual business plan. Our ability to comply with these covenants is subject to certain events outside of our control. If we are unable to comply with these covenants, the lenders under the credit facility could terminate their commitments and they could accelerate repayment of our outstanding borrowings, and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms. If we are unable to repay outstanding borrowings when due, the lenders under the credit facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the credit facilities are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

We may need to raise additional capital for WMIHC in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

We currently believe that WMIHC’s current cash resources together with existing debt facilities will be sufficient to meet WMIHC’s anticipated needs for the next 12 months. However, we may need to raise additional capital sooner in order to acquire businesses or technologies. We may seek to raise additional capital through the issuance of equity or debt securities, or a combination thereof, in the public or private markets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for WMIHC’s business. Any future issuance of equity securities or securities convertible into equity would result in substantial dilution to WMIHC’s shareholders, and the securities issued in such a financing may have rights, preferences or privileges senior to those of WMIHC’s common stock or senior notes. Also as noted above, the provisions of the Code and certain applicable Treasury regulations will limit the number of shares of stock we can sell from time to time without causing a limitation on our ability to use our net operating loss carry forwards to reduce our future tax obligations. If WMIHC raises additional funds by issuing debt, WMIHC may be subject to limitations on its operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available to WMIHC at the time that it seeks to raise additional capital, our ability to execute our business plan successfully may be negatively impacted.

Changes in disclosure laws or interpretations resulting in higher compliance costs are likely to adversely affect WMIHC’s future consolidated results of operations, financial position and cash flows.

Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations enacted by the Securities and Exchange Commission (the “SEC”), are resulting in increased compliance costs. WMIHC, like all other public companies, is incurring expenses and diverting employees’ time in an effort to comply with such laws. WMIHC is an accelerated reporting company, and has completed the process of documenting its systems of internal control and has evaluated its systems of internal control. We expect to continue to devote the necessary resources, including internal and external resources, to support WMIHC’s assessment and disclosure obligations. In addition, during the bankruptcy, WMIHC adopted so-called “Modified Exchange Act Reporting” under the SEC Staff’s Legal Bulletin No. 2 (“SLB 2”). Upon emergence from bankruptcy, WMIHC continues to follow the guidance set forth in SLB 2 and has filed and will continue to file the Exchange Act periodic reports for all periods that begin after the Effective Date of the Plan. If WMIHC is not able to follow the Modified Exchange Act Reporting under SLB 2, much more extensive disclosure requirements would be imposed on WMIHC, which could have a material adverse effect on the Company, including but not limited to, substantial compliance costs and sanctions. Compliance with different or evolving standards will result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities and could subject WMIHC to sanctions or investigation by regulatory authorities.

Current and future litigation against WMIHC could be costly and time consuming to defend.

WMIHC may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert our attention and WMIHC resources, which may seriously harm our business, consolidated results of operations and financial condition.

An unfavorable judgment against WMIHC in any legal proceeding or claim could require WMIHC to pay monetary damages. In addition, an unfavorable judgment in which the counterparty is awarded equitable relief, such as an injunction, could have an adverse impact on WMIHC’s business, consolidated results of operations and consolidated financial condition.

Because WMIHC’s operations are highly dependent on key executives and employees, our inability to recruit and retain capable management could hinder our current operations and business plans.

Upon emerging from bankruptcy, WMIHC has limited staffing resources and is highly dependent on its interim executive officers and certain key employees. WMIHC’s key employees are employed by WMIHC; however, its Interim Chief Executive Officer, Charles Edward Smith, is an employee of the Trust, and its Interim Chief Financial Officer, Timothy Jaeger, is a self-employed consultant engaged by the Company to provide financial reporting services. As of June 30, 2012, the Company had two employees. However, minimal staffing and any inability of WMIHC to engage new executive officers or key employees in the event its interim executive officers or key employees terminate employment could adversely impact operations or delay or curtail WMIHC’s objectives.

Business interruptions could limit WMIHC’s ability to operate its business.

WMIHC’s operations, as well as others on which WMIHC depends, are vulnerable to damage or interruption from fire; natural disasters, including earthquakes; computer viruses; human error; power shortages; telecommunication failures; international acts of terror; and similar events. WMIHC’s offices are located in Seattle, Washington and we currently share office space with and obtain certain key services for the Trust pursuant to a Transitions Services Agreement. The Transition Services Agreement has an initial term of six months and is subject to automatic renewal but may be terminated by either party upon 10 days’ prior notice after the initial term. Although we have certain business continuity plans in place, we have not established a formal comprehensive disaster recovery plan, and WMIHC’s back-up operations and business interruption insurance may not be adequate to compensate it for losses WMIHC may suffer. A significant business interruption including an unexpected termination of the Transition Services Agreement could result in losses or damages incurred by WMIHC and require the Company to cease or curtail its operations.

We are subject to regulation by various Federal and State entities.

We are subject to the regulations of the SEC and the Insurance Commissioner of the State of Hawaii. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various Federal and State laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans.

We are also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Changes in accounting rules could adversely affect the reported financial statements or our results of operations and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us.

Risks Related to Owning WMIHC’s Stock

Our stock is subject to transfer restrictions under our Articles and Bylaws.

Our Articles and Bylaws contain significant transfer restrictions in relation to the transfer of our stock. These court-approved transfer restrictions have been adopted in order to protect our ability to utilize significant net operating loss carry forwards under and in accordance with regulations promulgated by the Internal Revenue Service. In particular, without the approval of our Board of Directors, (i) no person will be permitted to acquire, whether directly or indirectly, and whether in one transaction or a series of related transactions, our stock, to the extent that after giving effect to such purported acquisition (a) the purported acquirer or any other person by reason of the purported acquirer’s acquisition would become a Substantial Holder (as defined below) of any class of our stock, or (b) the percentage of stock ownership of a person that, prior to giving effect to the purported acquisition, is already a Substantial Holder of the class of stock sought to be acquired would be increased; and (ii) no Substantial Holder may dispose, directly or indirectly, of any shares without the consent of a majority of our Board of Directors. A “Substantial Holder” is a person that owns (as determined for NOL purposes) 4.75 percent of any class of our stock, including any instrument treated as stock for NOL purposes.

WMIHC’s common stock is trading over-the-counter on the Pink Quote electronic quotation system without the support of WMIHC and caution is advised.

We do not currently intend to have any of our securities listed on an exchange or a national market. We note that our common stock currently trades over-the-counter on Pink Quote, formerly known as Pink Sheets, electronic quotation system (“Pink Quote”) on an unsolicited quote basis, meaning that all prices reflect unsolicited customer orders. Investors are cautioned that no firm is making a market in our stock and investors may have a difficult time selling our stock. We have not taken any steps or actions to list or otherwise facilitate any trading in our common stock. We remind shareholders and investors that we have no control over the trading of our securities on the Pink Quote, except for the restrictions on transfers contained in our Articles and our Bylaws

Anti-takeover provisions in our Articles and Bylaws and under Washington law could make a third party acquisition of WMIHC difficult.

WMIHC’s Articles and Bylaws contain provisions that could make it more difficult for a third party to acquire WMIHC, even if doing so might be deemed beneficial by WMIHC’s shareholders. These provisions could limit the price that investors might be willing to pay in the future for shares of WMIHC’s common stock. WMIHC is also subject to certain provisions of Washington law that could delay, deter or prevent a change in control of WMIHC.

We may need to sell additional shares of WMIHC’s common stock or other securities in the future to meet WMIHC’s capital requirements. In such circumstances, the ownership interests of WMIHC’s shareholders prior to such sale could be substantially diluted.

WMIHC has 500,000,000 shares of common stock authorized for issuance and 5,000,000 shares of preferred stock authorized for issuance. As of August 8, 2012, WMIHC has 200,000,000 shares of its common stock issued and outstanding. The possibility of dilution posed by shares available for future sale could reduce the market price of WMIHC’s common stock and could make it more difficult for WMIHC to raise funds through equity offerings in the future.

Risks Related to WMMRC’s Business

General economic conditions that negatively affect housing prices may continue to negatively affect the credit performance of WMMRC’s underlying portfolio of mortgage loans and could continue to have an adverse effect on our future performance.

The outlook for the macroeconomic environment remains uncertain and there can be no assurances that recent signs of stability in the housing and credit markets will continue or improve. Prolonged high unemployment and further deterioration in the housing markets could negatively impact the performance of WMMRC’s underlying mortgage assets leading to a potential increase in defaults and losses.

The negative financial performance of the primary mortgage insurers with whom WMMRC does business is likely to negatively affect our financial performance and results.

One or more of the primary mortgage insurers with whom we do business is experiencing significant financial pressures and there can be no assurances that such insurers can withstand the current market and financial pressures they are facing. In fact, at least one counterparty is currently in receivership and operating subject to state supervision. These factors could have negative consequences for WMMRC’s cash flows and WMMRC’s ability to pay dividend to WMIHC in the future, which in turn could adversely affect WMIHC’s ability to service the Runoff Notes.

WMMRC is dependent on primary mortgage insurers to provide it with services. A disruption in the provision of such services could negatively affect WMMRC’s operations and financial performance.

WMMRC depends upon our primary mortgage insurers to provide us with several services, including providing us with the monthly cession statements that provides the basis for our accounting and financial records, information regarding applicable minimum capital thresholds, the establishment of ceded loss reserves, the payment of ceded premium (i.e., revenue) and the withdrawal of funds for paid losses. If our counterparties are unable to provide such services or if such services are otherwise interrupted or modified as a result of actions beyond our control (e.g., the placement of a counterparty into receivership or conservatorship), then such actions may be detrimental to our future financial performance.

Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently volatile, ceded paid losses may be substantially different from our ceded loss reserves.

The establishment of loss reserves is complex and requires judgment by management about the effect of matters that is inherently uncertain. In addition, establishing such loss reserves requires management to make various assumptions and judgments based on a variety of factors, including frequency of losses, severity of losses and timing of losses. As a result, WMMRC periodically monitors and adjusts its assumptions based on actual loan performance information, market indicators and other factors. Nevertheless, factors outside of WMMRC’s control, such as the overall performance of the economy, volatile housing prices, public policy considerations and borrower behavior all influence its assumptions and are subject to considerable change over time.

Loan loss mitigation efforts (including efforts to modify loans, effect short sales, loan rescissions and claim denials) by the firms servicing our underlying reinsured mortgage loans may not be effective.

WMMRC relies on the servicers of the mortgage loans to provide surveillance, loss mitigation and salvage efforts to ensure that the mortgage loans it reinsures are serviced according to the appropriate guidelines and significant efforts are made to ensure a beneficial outcome. Nevertheless, there can be no assurances that such efforts will be successful or have any effect on the ultimate ability of a borrower to satisfy such borrower’s obligations under a mortgage WMMRC has reinsured.

Low interest rates can negatively affect WMMRC’s financial performance.

A low interest rate environment can negatively affect WMMRC’s financial performance. Low interest rates provide an opportunity for generally well-qualified borrowers to refinance their mortgage loans. This typically results in a cancelation of the mortgage insurance policy applicable to such loans and terminates any future premium ceded we would expect from those loans. As a result, the portfolio of mortgage loans WMMRC reinsures could experience a larger percentage in the number of borrowers who are less creditworthy. Additionally, a low-interest rate environment generally results in lower yields on WMMRC’s investment portfolio, as maturing investments are generally reinvested at lower yields thereby reducing investment income.

Risks Related to the Runoff Notes

Any trading market that develops for the Runoff Notes may not be liquid; there are restrictions on transfers on the Second Lien Runoff Notes and the Runoff Notes are non-recourse.

A liquid market for the Runoff Notes may not develop and we do not currently intend to list the Runoff Notes on any national securities exchange or to seek their quotation on any automated dealer quotation system. If any of the Runoff Notes are traded after their initial issuance, they may trade at a discount from the initial offering price, depending upon prevailing interest rates, the market for similar securities, and other factors, including general economic conditions and our financial condition, performance and prospects.

In addition, the market for non-investment grade debt securities has historically been subject to disruptions that have caused price volatility independent of the operating and financial performance of the issuers of these securities. It is possible that any market for the Runoff Notes will be subject to these kinds of disruptions. Accordingly, declines in the liquidity and market price of the Runoff Notes may occur independent of operating and financial performance. The Second Lien Runoff Notes include certain restrictions on accumulation of 4.75 percent or more of the aggregate principal amount of such notes if such restrictions would not preclude the listing of such notes with the DTC.

Except in very limited circumstances, holders of the Runoff Notes will have no other recourse against WMIHC or its subsidiaries for payments due on the Runoff Notes, and there can be no assurance that the runoff proceeds and other recourse assets will be sufficient in amount to cause any unpaid interest and the outstanding principal amount of the Runoff Notes to be paid in full. The Runoff Notes will not be guaranteed by any current or future subsidiaries of WMIHC, including WMMRC, and will be effectively subordinate to the liabilities of WMMRC.

Item 6.	Exhibits

(a) The following exhibits are filed or incorporated by reference as part of this Form 10-Q.

Exhibit Number	Description of Exhibit

2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of the Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012. (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

2.2	Disclosure Statement for the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011. (Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

2.3	Order Confirming the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 24, 2012, as entered by the Court. (Filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

3.1	Amended and Restated Articles of Incorporation of WMI Holdings Corp., dated March 19, 2012. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of WMI Holdings Corp., dated March 19, 2012. (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

4.1	First Lien Indenture, dated March 19, 2012. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

4.2	Second Lien Indenture, dated March 19, 2012. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.1	Financing Agreement, dated March 19, 2012, by and among WMI Holdings Corp., as borrower, certain lenders party thereto, and US Bank National Association as agent for the lenders. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.2	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., Wilmington Trust, National Association, Law Debenture Trust Company of New York and U.S. Bank National Association. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.3	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., WMI Investment Corp. and US Bank National Association. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.4	Intercreditor Agreement, dated March 19, 2012, by and among Wilmington Trust, National Association, Law Debenture Trust Company of New York, and U.S. Bank National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.5	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Weijia “Vicky” Wu. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.6	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Peter Struck. (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.7	Transition Services Agreement, dated March 23, 2012, by and between WMI Holdings Corp. and the Liquidating Trust. (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.8	Form of Indemnification Agreement. (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Engagement Agreement, effective May 28, 2012 entered into by and between WMI Holding Corp. and CXO Consulting Group, LLC. (Filed as Exhibit 99.2 to registrant’s Form 8-K filed with the SEC on June 4, 2012, and incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMI HOLDINGS CORP. (Registrant)

Dated: August 9, 2012	By:	/s/ Charles Edward Smith
	Name:	Charles Edward Smith
	Title:	Interim Chief Executive Officer

Dated: August 9, 2012	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer

EXHIBIT INDEX

2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of the Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012. (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

2.2	Disclosure Statement for the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011. (Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

2.3	Order Confirming the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 24, 2012, as entered by the Court. (Filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

3.1	Amended and Restated Articles of Incorporation of WMI Holdings Corp., dated March 19, 2012. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of WMI Holdings Corp., dated March 19, 2012. (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

4.1	First Lien Indenture, dated March 19, 2012. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

4.2	Second Lien Indenture, dated March 19, 2012. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.1	Financing Agreement, dated March 19, 2012, by and among WMI Holdings Corp., as borrower, certain lenders party thereto, and US Bank National Association as agent for the lenders. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.2	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., Wilmington Trust, National Association, Law Debenture Trust Company of New York and U.S. Bank National Association. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.3	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., WMI Investment Corp. and US Bank National Association. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.4	Intercreditor Agreement, dated March 19, 2012, by and among Wilmington Trust, National Association, Law Debenture Trust Company of New York, and U.S. Bank National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.5	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Weijia “Vicky” Wu. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.6	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Peter Struck. (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.7	Transition Services Agreement, dated March 23, 2012, by and between WMI Holdings Corp. and the Liquidating Trust. (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.8	Form of Indemnification Agreement. (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Engagement Agreement, effective May 28, 2012 entered into by and between WMI Holding Corp. and CXO Consulting Group, LLC. (Filed as Exhibit 99.2 to registrant’s Form 8-K filed with the SEC on June 4, 2012, and incorporated herein by reference)