Form 10-Q/A
period 2012-06-30
WMI HOLDINGS CORP.
filed 2012-09-07
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE TO FORM 10-Q/A

This Amendment No. 1 on Form 10–Q/A (this “Amendment”) amends WMI Holdings Corp.’s quarterly report on Form 10–Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10-Q”), and is being filed: (a) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T; (b) to amend “Part II, Item 6. Exhibits” to provide updated Exhibits 31 and 32; and (c) to correct certain typographical errors set forth in “Part I. Financial Information Item 1. Financial Statements, WMI Holdings Corp. and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders’ Equity” by: (i) deleting the “per” in the header to read “(in thousands, except share amounts)”; and (ii) replacing “2,000,000” with “200,000,000” in the first columns following the column headings “Issuance of common stock”, “Balance at March 19, 2012 (Successor)”, and “Balance at June 30, 2012 (Unaudited)”. This Amendment contains the complete text of the original report with the corrected information appearing in Item 1 of Part I.

Except as described above, no other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

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

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the periods ended June 30, 2012 and March 19, 2012

(in thousands, except share amounts)

(Unaudited)

			Additional	Retained	Total
	Common Stock		paid-in	earnings	shareholders’
	Shares	Amount	capital	(deficit)	equity (deficit)
Balance at December 31, 2011 (Predecessor)	1,000	$1	$69,879	$105,110	$174,990

Net income (loss) from January 1, 2012 to March 19, 2012	—	—	—	(3,433)	(3,433)

Balance at March 19, 2012 (Predecessor) (Unaudited)	1,000	1	69,879	101,677	171,557

Fresh Start Adjustments:
Allocated carve-out costs	—	—	—	23,108	23,108
Cancellation of Predecessor common stock	(1,000)	(1)	(69,879)	(124,785)	(194,665)
Issuance of common stock:
Common stock, $.00001 par value; 500,000,000 authorized, 200,000,000 shares issued and outstanding	200,000,000	2	76,598	—	76,600

Balance at March 19, 2012 (Successor)	200,000,000	2	76,598	—	76,600

Net income (loss) from March 20, 2012 to June 30, 2012	—	—	—	(7,701)	(7,701)

Balance at June 30, 2012 (Unaudited)	200,000,000	2	76,598	(7,701)	68,899

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

Net investment income for the periods ending June 30, 2012 and 2011, is summarized as follows:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended Jun\ e 30, 2012	Three Months Ended June 30, 2011	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012	Six Months ended June 30, 2011
Investment income:
Amortization of premium or discount on fixed-maturity	$(669)	$(654)	$(756)	$(523)	$(1,299)
Investment income on fixed-maturity securities	2,878	3,199	3,279	2,467	6,803
Interest income on cash and equivalents	15	13	15	3	38
Realized net gain (loss) from sale of investment	278	1,090	271	176	1,186
Unrealized (losses) gains on trading securities held at year end	(323)	675	273	1,049	(753)

Net investment income	$2,179	$4,323	$3,082	$3,172	$5,975

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

Item 6.	Exhibits

(a) The following exhibits are filed or incorporated by reference as part of this Form 10-Q.

Exhibit Number	Description of Exhibit

2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of the Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012. (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

2.2	Disclosure Statement for the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011. (Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

2.3	Order Confirming the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 24, 2012, as entered by the Court. (Filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

3.1	Amended and Restated Articles of Incorporation of WMI Holdings Corp., dated March 19, 2012. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of WMI Holdings Corp., dated March 19, 2012. (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

4.1	First Lien Indenture, dated March 19, 2012. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

4.2	Second Lien Indenture, dated March 19, 2012. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.1	Financing Agreement, dated March 19, 2012, by and among WMI Holdings Corp., as borrower, certain lenders party thereto, and US Bank National Association as agent for the lenders. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.2	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., Wilmington Trust, National Association, Law Debenture Trust Company of New York and U.S. Bank National Association. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.3	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., WMI Investment Corp. and US Bank National Association. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.4	Intercreditor Agreement, dated March 19, 2012, by and among Wilmington Trust, National Association, Law Debenture Trust Company of New York, and U.S. Bank National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.5	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Weijia “Vicky” Wu. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.6	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Peter Struck. (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.7	Transition Services Agreement, dated March 23, 2012, by and between WMI Holdings Corp. and the Liquidating Trust. (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.8	Form of Indemnification Agreement. (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Engagement Agreement, effective May 28, 2012 entered into by and between WMI Holding Corp. and CXO Consulting Group, LLC. (Filed as Exhibit 99.2 to registrant’s Form 8-K filed with the SEC on June 4, 2012, and incorporated herein by reference)

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMI HOLDINGS CORP. (Registrant)

Dated: September 7, 2012	By:	/s/ Charles Edward Smith
	Name:	Charles Edward Smith
	Title:	Interim Chief Executive Officer

Dated: September 7, 2012	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer

EXHIBIT INDEX

2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of the Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012. (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

2.2	Disclosure Statement for the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011. (Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

2.3	Order Confirming the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 24, 2012, as entered by the Court. (Filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

3.1	Amended and Restated Articles of Incorporation of WMI Holdings Corp., dated March 19, 2012. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of WMI Holdings Corp., dated March 19, 2012. (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

4.1	First Lien Indenture, dated March 19, 2012. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

4.2	Second Lien Indenture, dated March 19, 2012. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.1	Financing Agreement, dated March 19, 2012, by and among WMI Holdings Corp., as borrower, certain lenders party thereto, and US Bank National Association as agent for the lenders. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.2	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., Wilmington Trust, National Association, Law Debenture Trust Company of New York and U.S. Bank National Association. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.3	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., WMI Investment Corp. and US Bank National Association. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.4	Intercreditor Agreement, dated March 19, 2012, by and among Wilmington Trust, National Association, Law Debenture Trust Company of New York, and U.S. Bank National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.5	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Weijia “Vicky” Wu. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.6	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Peter Struck. (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.7	Transition Services Agreement, dated March 23, 2012, by and between WMI Holdings Corp. and the Liquidating Trust. (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.8	Form of Indemnification Agreement. (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Engagement Agreement, effective May 28, 2012 entered into by and between WMI Holding Corp. and CXO Consulting Group, LLC. (Filed as Exhibit 99.2 to registrant’s Form 8-K filed with the SEC on June 4, 2012, and incorporated herein by reference)

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.