Form 10-Q
period 2012-09-30
WMI HOLDINGS CORP.
filed 2012-11-09
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	201,156,078
(Class)	(Outstanding at November 9, 2012)

EXPLANATORY NOTE

On September 26, 2008, Washington Mutual, Inc. (“WMI”) filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court for the District of Delaware. WMIHC’s plan of reorganization (as modified, the “Plan”) was confirmed by the Bankruptcy Court on February 24, 2012 and became effective on March 19, 2012, the date on which we emerged from bankruptcy (the “Effective Date”), with a new board of directors. On the Effective Date, we also changed our corporate name to WMI Holdings Corp. (“WMIHC”) and we are a successor to WMI.

In connection with the Plan becoming effective, among other things:

•	approximately $6.5 billion was distributed to parties-in-interest on account of their allowed claims;

•	WMIHC received $75 million in cash from certain creditors;

•

WMIHC obtained access to a $125 million senior credit facility, approximately $25 million of which can be used for working capital and $100 million of which can be utilized in addition to the amount available for working capital for certain acquisitions and originations, subject to certain criteria and conditions set forth in the Financing Agreement (see Note 10: Financing Arrangements);

•

WMIHC issued $110 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIHC and Wilmington Trust, National Association, as Trustee. Additionally, WMIHC issued $20 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIHC and Law Debenture Trust Company of New York, as Trustee. With limited exceptions, the Runoff Notes are solely the obligation of WMIHC’s wholly owned subsidiary WMMRC and are nonrecourse to WMIHC (see Note 9: Notes Payable); and

•

Based on our analysis, we believe WMIHC experienced an ownership change under Section 382 of the Internal Revenue Code. Prior to emergence, WMI abandoned the stock of Washington Mutual Bank (“WMB”), thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a NOL for the current year. We believe that the total available and utilizable NOL carry forward at March 19, 2012 is expected to be approximately $5.96 billion and at September 30, 2012 there was no limit on the use of these NOLs. See Note 7: Federal Income Taxes.

During the bankruptcy, WMIHC adopted so-called “Modified Exchange Act Reporting” under the SEC Staff’s Legal Bulletin No. 2 (“SLB 2”). Since emergence, WMIHC continues to follow SLB 2 and has filed as of the Effective Date a Form 8-K pertaining to emergence from bankruptcy and subsequently filed a Form 8-K/A, which included WMIHC’s audited balance sheet as of the Effective Date. As provided under the SLB 2 Modified Exchange Act Reporting, WMIHC intends to file Exchange Act periodic reports for all periods that begin after the Effective Date of the Plan.

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

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the periods ended September 30, 2012 and September 30, 2011

(in thousands, except per share amounts)

(Unaudited)

	Successor (1)	Predecessor (1)	Successor (1)	Predecessor (1)	Predecessor (1)
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012	Nine Months ended September 30, 2011
Revenues:
Premiums earned	$4,194	$8,701	$10,481	$6,177	$26,757
Net investment income	3,142	402	6,224	3,172	6,378

Total revenues	7,336	9,103	16,705	9,349	33,135

Expenses:
Losses and loss adjustment expenses	6,063	13,666	16,100	$11,467	37,357
Ceding commission expense	401	1,070	1,136	768	3,340
General and administrative expenses	1,927	631	3,400	547	1,960
Loss contract reserve fair market value change	(10,696)	—	(10,696)	—	—
Interest expense	4,342	—	9,167	—	—

Total expenses	2,037	15,367	19,107	12,782	42,657

Income (loss) before federal income taxes	5,299	(6,264)	(2,402)	(3,433)	(9,522)
Federal income tax expense (benefit)	—	—	—	—	—

Net income (loss)	$5,299	$(6,264)	$(2,402)	$(3,433)	$(9,522)

Net income (loss) per share
Basic	$0.03	$(6,264.00)	$(0.01)	$(3,433.00)	$(9,522.00)
Diluted	$0.03	$(6,264.00)	$(0.01)	$(3,433.00)	$(9,522.00)
Shares used in per share calculation
Basic	200,000,000	1,000	200,000,000	1,000	1,000
Diluted	200,000,000	1,000	200,000,000	1,000	1,000

(1)	Please refer to Note 3 and Note 4 for explanation of “Successor” and “Predecessor” Presentation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

(in thousands, except share data)

(Unaudited)(1)

	Successor September 30, 2012	Predecessor December 31, 2011
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$208,512	$298,555
Cash equivalents held in trust	94,698	33,458

Total investments held in trust	303,210	332,013
Cash and cash equivalents	15,344	7,642
Fixed-maturity securities, at fair value	72,782	5,490
Restricted cash	2,273	—
Accrued investment income	1,640	2,622
Other assets	1,820	2,792

Total assets	$397,069	$350,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable—principal	$134,047	$—
Notes payable—interest	1,452	—
Losses and loss adjustment reserves	130,689	142,119
Losses payable	2,832	5,923
Unearned premiums	313	456
Accrued ceding commissions	125	329
Loss contract fair market value reserve	52,368	—
Other liabilities	1,045	26,742

Total liabilities	322,871	175,569

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $ 0.00001 par value, 5,000,000 authorized, zero outstanding as of September 30, 2012; Preferred stock of the Predecessor, none authorized or outstanding as of December 31, 2011.	—	—
Common stock, $ 0.00001 par value; 500,000,000 authorized, 200,000,000 shares issued and outstanding as of September 30, 2012; Common Stock of the Predecessor, $1 par value, 1,000 shares issued and outstanding as of December 31, 2011.	2	1
Additional paid-in capital	76,598	69,879
Retained earnings	(2,402)	105,110

Total shareholders’ equity	74,198	174,990

Total liabilities and shareholders’ equity	$397,069	$350,559

(1)	The Balance Sheet at December 31, 2011 is derived from the audited financial statements of the Predecessor.

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the periods ended September 30, 2012 and March 19, 2012

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Total shareholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2011 (Predecessor)	1,000	$1	$69,879	$105,110	$174,990

Net (loss) income from January 1, 2012 to March 19, 2012	—	—	—	(3,433)	(3,433)

Balance at March 19, 2012 (Predecessor) (Unaudited)	1,000	1	69,879	101,677	171,557

Fresh Start Adjustments:
Allocated carve-out costs	—	—	—	23,108	23,108
Cancellation of Predecessor common stock	(1,000)	(1)	(69,879)	(124,785)	(194,665)
Issuance of common stock:
Common stock, $.00001 par value; 500,000,000 authorized, 200,000,000 shares issued and outstanding	200,000,000	2	76,598	—	76,600

Balance at March 19, 2012 (Successor)	200,000,000	2	76,598	—	76,600

Net (loss) income from March 20, 2012 to September 30, 2012	—	—	—	(2,402)	(2,402)

Balance at September 30, 2012 (Unaudited)	200,000,000	2	76,598	(2,402)	74,198

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the periods ended September 30, 2012 and September 30, 2011

(in thousands)

(Unaudited)

	Successor	Predecessor	Predecessor
	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012	Nine Months ended September 30, 2011
Cash flows from operating activities:
Net income (loss)	$(2,402)	$(3,433)	$(9,522)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities before reorganization activities:
Amortization of bond premium or discount	1,263	523	1,912
Net realized gain on sale of investments	(2,617)	(176)	(1,543)
Unrealized (gain) loss on trading securities	594	(1,049)	3,251
Changes in assets and liabilities:
Accrued investment income	674	309	798
Other assets	1,569	(597)	1,229
Change in cash held in trust	(68,449)	7,209	1,471
Change in restricted cash	(2,273)	—	—
Losses and loss adjustment reserves	(10,321)	(1,109)	(40,092)
Losses payable	(4,753)	1,662	(5,232)
Unearned premiums	(96)	(47)	(166)
Accrued ceding commission expense	(341)	137	(237)
Accrued interest on notes payable	1,452	—	—
Loss contract fair market value reserve	(10,696)	—	—
Other liabilities	(3,004)	414	1,526

Total Adjustments	(96,998)	7,276	(37,083)

Net cash provided by (used in) operating activities	(99,400)	3,843	(46,605)

Cash flows from investing activities:
Purchase of investments	(145,698)	(38,506)	(101,482)
Proceeds from sales and maturities of investments	174,381	34,035	152,882

Net cash provided by (used in) investing activities	28,683	(4,471)	51,400

Cash flows from financing activities:
Cash from (used in) reorganization activities:	—	75,000	—
Notes payable issued	4,047	—	—

Net cash provided by (used in) financing activities	4,047	75,000	—

Increase (decrease) in cash and cash equivalents	(66,670)	74,372	4,795
Cash and cash equivalents, beginning of period	82,014	7,642	1,938

Cash and cash equivalents, end of period	$15,344	$82,014	$6,733

Supplementary disclosure of cash information:
Cash paid during the year:
Interest	$3,668	$—	$—

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

The reinsurance agreements with Triad and PMI were commuted on August 31, 2009 and October 2, 2012, respectively (see Note 13: Subsequent Events for additional information on the PMI commutation).

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

Note 3: Significant Accounting Policies

Basis of Presentation

As of March 19, 2012, the Company adopted fresh start accounting in accordance with Accounting Standards Codification (“ASC”) 852-10, Reorganizations (see Note 4: Fresh Start Accounting). The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements prior to March 19, 2012 are not comparable with the financial statements on or after March 19, 2012. Reference to “Successor” refers to the Company on or after the emergence from bankruptcy on March 19, 2012. Reference to “Predecessor” refers to WMMRC prior to the adoption of fresh start accounting and the emergence from bankruptcy.

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

Fair Value Option

The Company classifies fixed-maturity investments as trading securities pursuant to Financial Accounting Standards Board (“FASB”) Fair Value Option accounting guidance. Fixed-maturity investments treated as “hold-to-maturity” investments are recorded at amortized cost which, in the case of much of our investment holdings, approximates fair value. As such, changes in unrealized gains and losses on investments held at the balance sheet date are recognized and reported as a component of net investment income on the statement of operations. The Company believes Fair Value Option accounting provides better matching of investment earnings to potential cash flow generated from the investment portfolio and reduces subjectivity related to evaluating other-than-temporary impairment on the Company’s investment portfolio.

The Company has recorded a liability related to a loss contract fair market value reserve (the “Reserve”) and applies FASB Fair Value Option accounting guidance to this liability. The Reserve was initially established in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The Company recorded this Reserve to properly value the net economic value of the WMMRC subsidiary as further described in Note 4: Fresh Start Accounting. At each reporting date, the Company reassesses the loss contract reserve which may result in a change to this line item in the balance sheet and statement of operations. Accordingly, any changes in the loss contract reserve at the balance sheet date are recognized and reported within the loss contract reserve fair market value change in the statement of operations. The Company believes Fair Value Option accounting provides better matching of earnings to potential cash flow generated from the WMMRC operating business.

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

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $15.8 million and $3.1 million as of September 30, 2012 and December 31, 2011, respectively.

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

Restricted cash

Restricted cash consists of amounts held for the express purposes of paying principal and interest on the Runoff Notes or other uses permitted under the terms and conditions governing the Company’s financing arrangements.

Ceding Commission Expense

The Company is required to pay a ceding commission to certain primary insurers pursuant to certain reinsurance agreements.

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserve includes case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company utilizes the findings of an independent consulting actuary. The consulting actuary estimates ultimate loss rates based upon industry data and claims and exposure data provided by the primary mortgage insurance carriers and assumptions of prepayment speed relative to loans reinsured by the Company. The fully developed ultimate loss rates are then applied to cumulative earned premium and reduced for cumulative losses and loss adjustment expenses paid to arrive at the liability for unpaid losses and loss adjustment expenses. Actuarial methods utilized by the consulting actuary to derive the ultimate loss rates, include the loss development method, simulated loss development method, Bornhuetter-Ferguson method and simulated Bornhuetter-Ferguson method on a paid and incurred basis. Due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (x) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (y) ceded case reserves and IBNR levels reported by the primary mortgage guaranty carriers as of September 30, 2012 and December 31, 2011, respectively. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond management’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Loss Contract Fair Market Value Reserves

A loss contract fair market value reserve relating to contractual obligations of WMMRC was established at March 19, 2012 as a result of applying Fresh Start Accounting (more fully described in Note 4) and in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The fair market value of this reserve is analyzed quarterly and is adjusted accordingly. This adjustment to the reserve produces an expense or contra-expense in the statement of operations.

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

Note 4: Fresh Start Accounting

Under ASC 852, the application of fresh start accounting results in the allocation of reorganization value to the fair value of assets, and is required when (a) the reorganization value of assets immediately prior to confirmation of a plan of reorganization is less than the total of all post-petition liabilities and allowed claims and (b) the holders of voting shares immediately prior to the confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity. The Company adopted fresh start accounting as of the Effective Date, which represents the date on which all material conditions precedent to the effectiveness of the Plan were satisfied or waived. As of the Effective Date, the Company believes that it satisfied both of the aforementioned conditions.

The Company’s reorganization value (“Equity Value”), upon emergence from bankruptcy, was determined to be $76.6 million, which represents management’s best estimate of fair value based on a calculation of the present value of the Company’s consolidated assets and liabilities as at March 19, 2012. As part of our fresh start reporting, we applied various valuation methodologies to calculate the reorganization value of the Successor. These methods included (a) the comparable company’s analysis, (b) the precedent transactions analysis and (c) the discounted cash flow analysis. The application of these methodologies requires certain key estimates, judgments and assumptions, including financial projections used by the Company, for example, to calculate and analyze losses attributable to reinsurance and other metrics, the amount of cash available to fund operations and current market conditions. Such projections, judgments and assumptions are inherently subject to significant uncertainties and there can be no assurance that such estimates, assumptions and projections reflected in the valuation will be realized and actual results may vary materially.

A significant difference exists between the Equity Value determined by management and the value determined by the Court in an opinion dated September 13, 2011 in which the Court expressed its view with respect to the Company’s value (including the value of net operating loss carry forward items relating to taxes (“NOLs”)). While the NOL asset has been recorded on the Company’s opening balance sheet at the value assigned by the Court, management also has recorded a full valuation allowance relative to these assets. The valuation allowance was determined to be necessary as management is unable to identify potential earnings from its existing operations and assets which would allow the Company to benefit from the utilization of these NOLs now or in the future. In the event that earnings are recognized in future periods, the availability of NOLs could result in additional value to the shareholders. The utilization of NOLs may be subject to significant additional limits. See Note 7: Federal Income Taxes for additional detail. No cash will be used for Plan-related liabilities as WMIHC is not liable for pre-petition claims under the terms of the Plan and the estimated minimum level of cash required for ongoing reserves was deducted from total projected cash to arrive at the amount of remaining or available cash. The Effective Date Equity Value of $76.6 million is intended to reflect a value that a willing buyer would pay for the Company’s assets immediately after emerging from bankruptcy.

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

Adjustments recorded to the Predecessor, after giving effect to the implementation of the Plan and to record assets and liabilities at fair value pursuant to the adoption of fresh start accounting are summarized below (dollars in thousands):

	Predecessor March 19, 2012	Reorganization Adjustments (a)		Fair Value Adjustments (b)		Successor March 19, 2012
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$303,169	$—		$—		$303,169
Cash equivalents held in trust	26,249	—		—		26,249

Total investments held in trust	329,418	—		—		329,418
Cash and cash equivalents	7,014	75,000	(c)	—		82,014
Fixed-maturity securities, at fair value	6,049	—		—		6,049
Accrued investment income	2,313	—		—		2,313
Other assets	3,389	210,000	(d)	(210,000	) (i)	3,389

Total assets	$348,183	$285,000		$(210,000)		$423,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable—principal	$—	$130,000	(e)	$—		$130,000
Losses and loss adjustment reserves	141,010	—		—		141,010
Losses payable	7,585	—		—		7,585
Unearned premiums	409	—		—		409
Accrued ceding commissions	466	—		—		466
Loss contract fair market value reserve	—	—		63,064	(j)	63,064
Other liabilities	27,156	(23,109	) (f)	2	(f)	4,049

Total liabilities	176,626	106,891		63,066		346,583

Shareholders’ equity:
Common stock, $.00001 par value; 500,000,000 authorized, 200,000,000 shares issued and outstanding	—	2	(g)	—		2
Common stock, $1 par value, 1,000 shares issued and outstanding	1	—		(1	) (k)	—
Additional paid-in capital (Predecessor)	69,879	—		(69,879	) (l)	—
Additional paid-in capital Successor	—	154,998	(g)	(78,400	) (m)	76,598
Retained earnings	101,677	23,109	(h)	(124,786	) (n)	—

Total shareholders’ equity	171,557	178,109		(273,066)		76,600

Total liabilities and shareholders’ equity	$348,183	$285,000		$(210,000)		$423,183

The following notes relate to the table above and should be read in conjunction with the information in such table.

(a)	These adjustments are necessary to give effect to the Plan, including the receipt of cash proceeds associated with the contribution of cash from certain creditors, issuance of debt securities, issuance of 200 million shares of common stock and other transactions as contemplated under the Plan.

(b)	These adjustments are necessary to reflect assets and liabilities at fair value and elimination of Predecessor equity. The primary operating business of the Successor is the WMMRC subsidiary which has a net asset value higher than its Fair Market Value (“FMV”).
(c)	This adjustment reflects $75 million of cash contributed to the Company on the Effective Date by certain creditors.
(d)	This adjustment reflects the Court’s valuation of WMMRC of $140 million and additional value attributable to the NOLs. These items have been adjusted to FMV as part of the application of Fresh Start Accounting. The Court’s valuation is presented solely for information purposes, however, because management does not believe that the Court’s valuation necessarily reflects the actual or FMV of the Company’s assets and liabilities under GAAP. This adjustment is eliminated as described in (i) below.
(e)	This adjustment reflects the issuance of $130 million of Runoff Notes as described in Note 9: Notes Payable below.
(f)	This adjustment reflects eliminating an intercompany payable occurring from carve-out allocated costs related to historic charges allocated as if services had been performed and charged to the Predecessor in accordance with Staff Accounting Bulletin (“SAB”) Topic 1B and 1B1. The methodology for these charges is based on applying the current contractual relationships described in Note 8: Service Agreements and Related Party Transactions as if they had been in place since the formation of WMMRC. The impact on historic earnings is described in (h) below. Additionally, this eliminates the offsetting intercompany amount created when Predecessor common stock is eliminated.
(g)	This adjustment reflects the calculated value of the 200 million shares of common stock issued before adjusting for FMV as a result of Fresh Start Accounting. This amount results from the use of the Court-assigned (non-GAAP) values attributed to assets and liabilities which are then utilized in calculating the resulting balance attributable to equity. The common stock is recorded at par value calculated as 200 million shares at a par value of $0.00001 per share. The remainder of the value is then attributed to additional paid-in capital.
(h)	This adjustment increases the retained earnings of the Predecessor due to the elimination of the carve-out costs which decreased historic earnings of the Predecessor. The resulting intercompany payable is described in (f) above. These costs and the related retained earnings are eliminated as the costs were allocated in accordance with SAB Topics 1B and 1B1 and would have eliminated in consolidation.
(i)	This adjustment reflects the elimination of the Court assigned values described in (d) above. There has been no goodwill recorded as a result of this transaction. WMMRC is reported as the Predecessor and therefore is carried at FMV in individual line items. Management believes that the Court’s valuation was inconsistent with GAAP and such information related to such valuation is being presented here for informational purposes only. Therefore, elimination is required to present the opening balance sheet in accordance with GAAP.
(j)	This adjustment is required to reflect a loss contract fair market value reserve of $63.1 million relating to contractual obligations of WMMRC. This is in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The net assets or equity value of WMMRC totaled $171.6 million prior to reorganization and fair value adjustments. The elimination of the costs and intercompany payable allocated to the predecessor in accordance with SAB Topic 1B and 1B1 and described in (f) above increase the equity value to $194.7 million. The value of WMMRC was reduced by $63.1 million based upon the FMV analysis described above.

Predecessor retained earnings	$101,677
Adjustment for carve-out allocations	23,109

Predecessor adjusted retained earnings	124,786
Predecessor additional paid-in capital	69,879
Predecessor common stock eliminated in consolidation	(1)

Predecessor equity value	194,664
Fair market value of WMMRC	131,600

Loss contract fair market reserve allowance	$63,064

(k)	This adjustment reflects the elimination of common stock of the Predecessor.
(l)	This adjustment reflects the elimination of additional paid-in capital of the Predecessor.
(m)	This adjustment reflects the reduction of equity value resulting from fresh start accounting. It is comprised of a reduction (relative to Court assigned FMV) in WMMRC’s FMV totaling $8.4 million and the elimination of the Court assigned value of $70 million related to NOLs. Although the Company has substantial NOLs they are subject to a 100 percent valuation allowance as described in Note 7: Federal Income Taxes, and there can be no assurance the Company will be able to realize any benefit from the NOLs.

Fair market value of WMMRC (Court assigned)	$140,000
Fair market value of WMMRC	131,600

Fair market value reduction	8,400
Elimination of Court assigned value related to NOLs	70,000

Total change in fair market value affecting Equity Value	$78,400

Court assigned Equity Value recorded as additional paid-in capital	$154,998
Total change in fair market value affecting Equity Value	78,400

Additional paid-in capital at March 19, 2012	$76,598

(n)	This adjustment reflects the elimination of adjusted retained earnings of the Predecessor.

Predecessor retained earnings	$101,677
Adjustment for carve-out allocations	23,109

Predecessor adjusted retained earnings	$124,786

Note 5: Insurance Activity

The Company, through WMMRC, reinsures mortgage guaranty risks of mortgage loans originated by affiliates of the Company during the period from 1997 through 2008. WMMRC is (or was) a party to reinsurance agreements with UGRIC, GMIC, MGIC, PMI, Radian, RMIC and Triad. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. The reinsurance agreements with Triad and PMI were commuted on August 31, 2009 and October 2, 2012, respectively (see Note 13: Subsequent Events for additional information on the PMI commutation).

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

As security for the ceding insurers, WMMRC has entered into separate trust agreements with each of the primary mortgage insurance companies whereby premiums assumed are held in trust accounts for the benefit of each separate insurer. Pursuant to the terms of the reinsurance agreements, WMMRC is required to keep such assets in trust for a minimum of five years and is subject to claims for up to ten (10) years from termination of obligations arising from the last year in which insurance business was written prior to runoff. Release of funds from the trust by WMMRC requires approval from the primary mortgage guaranty companies.

Premiums assumed and earned are as follows for the periods ended September 30, 2012 and 2011 respectively:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012	Nine Months ended September 30, 2011
Premiums assumed	$4,149	$8,653	$10,385	$6,130	$26,591
Change in unearned premiums	45	48	96	47	166

Premiums earned	$4,194	$8,701	$10,481	$6,177	$26,757

The components of the liability for losses and loss adjustment reserves are as follows as of September 30, 2012 and December 31, 2011:

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Case-basis reserves	$108,807	$132,970
IBNR reserves	6,096	6,049
Premium deficit reserves	15,786	3,100

Total	$130,689	$142,119

Losses and loss adjustment reserve activity are as follows for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Balance at beginning of period	$142,119	$190,036
Incurred—prior periods	27,567	47,321
Paid—prior periods	(38,997)	(95,238)

Total	$130,689	$142,119

The loss contract fair market reserve balance is analyzed and adjusted quarterly. The balances in the reserve was $52.4 million at September 30, 2012 and $0 at December 31, 2011 as the loss contract fair market reserve was established on March 19, 2012 at $63.1 million (as more fully described in Note 4 – Fresh Start Accounting). The fair market value of this reserve was decreased by $10.7 million during the period ended September 30, 2012 resulting in a decrease in expense of $10.7 million. This change was primarily the result of the commutation of PMI as more fully described in Note 13: Subsequent Events.

Note 6: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at September 30, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Trading Securities:
U.S. Treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored enterprises	101,400	1,608	(100)	102,908
Corporate debt securities	99,416	3,611	(151)	102,876
Commercial paper	44,866	56	(7)	44,915
Foreign corporate debt securities	18,342	447	(5)	18,784
Commercial mortgage-backed securities	11,571	55	(65)	11,561

Total fixed-maturity securities	275,845	5,777	(328)	281,294
Less total unrestricted fixed-maturity securities	72,690	232	(140)	72,782

Total fixed-maturity securities held in trust	$203,155	$5,545	$(188)	$208,512

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at December 31, 2011, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Trading Securities:
U.S. Treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored enterprises	122,874	2,029	(267)	124,636
Corporate debt securities	129,916	3,791	(845)	132,862
Foreign corporate debt securities	26,800	546	(117)	27,229
Commercial mortgage-backed securities	19,138	76	(146)	19,068

Total fixed-maturity securities	298,978	6,442	(1,375)	304,045
Less total unrestricted fixed-maturity securities	5,348	151	(9)	5,490

Total fixed-maturity securities held in trust	$293,630	$6,291	$(1,366)	$298,555

Amortized cost and estimated fair value of fixed-maturity securities at September 30, 2012 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2012	$35,037	$34,958
2013-2016	140,503	144,336
2017-2021	37,998	38,970
Thereafter	50,736	51,469
Mortgage-backed securities	11,571	11,561

Total fixed-maturity securities	$275,845	$281,294

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the periods ending September 30, 2012 and 2011, is summarized as follows:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012	Nine Months ended September 30, 2011
Investment income:
Amortization of premium or discount on fixed-maturity	$(507)	$(613)	$(1,263)	$(523)	$(1,912)
Investment income on fixed-maturity securities	2,113	3,150	5,377	2,467	9,953
Interest income on cash and equivalents	58	6	87	3	45
Realized net gain (loss) from sale of investment	2,345	357	2,617	176	1,543
Unrealized (losses) gains on trading securities held at period end	(867)	(2,498)	(594)	1,049	(3,251)

Net investment income	$3,142	$402	$6,224	$3,172	$6,378

The following tables show how the Company’s investments are categorized in accordance with fair value measurement, as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Class of Security:
U.S. Treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored securities	16,415	86,493	—	102,908
Corporate debt securities	—	102,876	—	102,876
Commercial paper	44,915	—		44,915
Foreign corporate debt securities	—	18,784	—	18,784
Commercial mortgage-backed securities	—	11,561	—	11,561

Total	$61,580	$219,714	$—	$281,294

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Class of Security:
U.S. Treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored securities	42,927	81,709	—	124,636
Corporate debt securities	—	132,862	—	132,862
Foreign corporate debt securities	—	27,229	—	27,229
Commercial mortgage-backed securities	—	19,068	—	19,068

Total	$43,177	$260,868	$—	$304,045

Note 7: Federal Income Taxes

For the nine months ended September 30, 2012, the Company recorded a loss of approximately $5.8 million. Due to the projected tax losses for the year ended December 31, 2012, the Company has not recorded an income tax expense or benefit for the nine months ended September 30, 2012. The Company recorded no income tax expense or benefit for the period ended December 31, 2011 due to losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code that apply to property and casualty insurance companies. WMIHC, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the period ending September 30, 2012 or December 31, 2011 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments. As of September 30, 2012 and December 31, 2011, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future. The amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are revised.

On March 19, 2012, WMIHC emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gives rise to an NOL for the current year. Under Section 382 of the Internal Revenue Code, and based on our analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under IRC Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at March 19, 2012 is expected to be approximately $5.96 billion. At September 30, 2012 there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2030. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

The Company accounts for uncertain tax positions in accordance with the income taxes accounting guidance. The Company has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2008 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended September 30, 2012 and December 31, 2011.

Note 8: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaiian-based service provider to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIHC entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Total amounts incurred under these agreements totaled $1.05 million for the period from March 20, 2012 to September 30, 2012 and zero for all other periods. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 23, 2012, WMIHC and the Trust entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party will make available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees and, initially, limited use of the Company’s health insurance plan for its employees. The TSA was amended on September 24, 2012 and the term of the agreement was extended through March 31, 2013 subject to automatic renewal for successive additional three-month terms unless earlier terminated by either party upon at least 30 days written notice prior to the expiration of the term. Either party may terminate one or more of the services offered upon ten (10) days written notice to the other party.

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

The Runoff Notes are secured by, and have a specified priority in right of payment in, (a) a securities or deposit account into which WMIHC will deposit distributions it receives of Runoff Proceeds (as defined in the Indentures) (the “Collateral Account”) and (b) the equity interests in, and assets of, either WMMRC, or such other entity as holds (or may hold in the future) WMMRC’s existing portfolio of assets, to the extent a lien has been granted therein (with any such lien subject to regulatory approval). No such regulatory approval has been obtained as of the date on which these audited financial statements are being published.

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

In connection with interest payments due and payable in respect of the Second Lien Notes on June 1 and September 1, 2012, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. In connection with interest payments due and payable in respect of the First Lien Notes on June 1, 2012, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. The September 1, 2012 interest payments on the First Lien Notes were paid in cash. The aggregate face amount of PIK Notes issued as of September 30, 2012 totals approximately $4.0 million.

Outstanding amounts under these notes totaled $134.0 million as of September 30, 2012 and zero as of December 31, 2011.

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

The facility consists of (a) a tranche A term loan and a tranche A-1 term loan in the aggregate principal amount of $25 million and (b) a tranche B term loan in the aggregate principal amount of $100 million. The proceeds of (a) the tranche A term loan and tranche

A-1 term loan can be used to fund working capital and for general corporate purposes of the Company, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sectors. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. As of September 30, 2012, no loans were outstanding under the Financing Agreement.

Note 11: Capital Stock

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of blank check preferred stock, each with a par value of $0.00001 per share. The newly issued shares of common stock were issued by WMIHC pursuant to the Court approved Plan and in reliance on Section 1145 of the Bankruptcy Code. As of September 30, 2012, 200,000,000 shares of WMIHC’s common stock were issued and outstanding. No shares of WMIHC’s preferred stock are issued or outstanding.

Note 12: Pending Litigation

Except as described below, as of September 30, 2012, the Company was not a party to, or aware of, any pending legal proceedings or investigations against the Company requiring disclosure at this time.

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

WMI Holdings Corp. Litigation

Prior to the Effective Date of the Plan, WMI filed a complaint in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case no: 08-12229 (MFW), Adv. Proc. No: 12-50422 (MFW) (the “Coverage Action”) against certain insurance carriers (including Allied World Assurance Company Ltd. (“Allied”)), from whom WMI purchased director and officer liability insurance policies prior to the Effective Date. On May 31, 2012, in response to an affidavit filed by Allied, the Supreme Court of Bermuda issued an anti-suit injunction order as to WMIHC, among others (the “Bermuda Action”). On the Effective Date, and unrelated to the Bermuda Action, WMI’s interests in the Coverage Action vested in the Trust and as a result, on June 11, 2012, the Trust filed a motion in the Bankruptcy Court seeking to have the Trust substituted for WMIHC as a plaintiff in the Coverage Action. On June 28, 2012, the Bankruptcy Court, without a hearing, granted such motion and WMIHC is no longer a party in the Coverage Action. On October 4, 2012, the Bankruptcy Court dismissed the Coverage Action and, on October 8, 2012, the Trust filed a similar action in the Delaware Superior Court, with WMIHC having no role in the recently filed action. Additionally, WMIHC does not expect to have any role in the Bermuda Action, although it may take appropriate action to terminate all related proceedings against it.

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

In 2011, the parties reached a preliminary compromise and settlement in the Class Action Complaint. That compromise was subsequently memorialized in a written settlement agreement. Pursuant to the Federal Rules of Civil Procedure, the settlement must be approved by the District Court. On June 4, 2012, Plaintiffs filed a motion for preliminary approval of the settlement and on June 25, 2012, the District Court entered an order preliminarily approving such settlement. In accordance with GAAP guidance on Loss Contingencies, in 2010 management recorded (and continues to record) an accrual for estimated anticipated settlements of $4 million as a component of other liabilities on the balance sheet and as a component of general and administrative expenses on the statement of operations. The amount of such accrual as of September 30, 2012 is zero as the Company on or about July 16, 2012, deposited the settlement amount into a settlement distribution escrow account and the settlement amount will remain on deposit in such account until the District Court finally approves the settlement. A final hearing to approve the settlement of the Class Action Complaint is currently scheduled for November 27, 2012. The amount of such accrual as of December 31, 2011 corresponds to the $4 million settlement amount.

Note 13: Subsequent Events

Effective on October 2, 2012, WMMRC and PMI agreed to the commutation or termination of the trust identified as the PMI Trust (the “Trust Account”) in the Indentures and the related agreements (the “Commutation”). The Commutation was (i) approved by the Hawaiian Division of Insurance and the Maricopa County, Arizona, Superior Court in CV 2011-018944 (the “Receivership Court”) and (ii) consented to by the Trust, the Trustees under the Indenture and the Lenders and Agent under the Financing Agreement.

To effectuate the Commutation, WMMRC entered into a Commutation and Release Agreement with PMI, dated July 17, 2012 (the “Commutation Agreement”). On October 2, 2012, upon the satisfaction of applicable conditions in accordance with the Commutation Agreement, PMI was paid $49 million in cash and WMMRC was paid approximately $30.7 million (the “WMMRC Amount”), representing all cash and assets remaining in the Trust Account after the payment to PMI. Under the Commutation Agreements each party was released from liabilities as contemplated therein. Following the Commutation, the WMMRC Amount was deposited into WMMRC’s custodial account and WMMRC has requested from the Hawaiian Division of Insurance approval to declare a dividend or distribution of all or a portion of the WMMRC Amount to WMIHC; provided however, that there can be no assurance that the Hawaiian Division of Insurance will approve any such dividend or distribution. If the Hawaiian Division of Insurance approves such a dividend or distribution, WMIHC will deposit such dividend or distribution (to the extent constituting Runoff Proceeds as defined in the Indentures), directly into the Collateral Account (as defined in the Indenture) for distribution in accordance with the Indentures.

The Commutation Agreement became effective on October 2, 2012 upon the completion of the following events: (v) the receiver appointed by the Receivership Court approved the Commutation; (w) the Company entered into Limited Waiver Agreements with the Trustees in order to permit the Commutation under the terms of each Indenture; (x) the Company received a Consent from the Lenders and Agent under the Financing Agreement in order to permit the Commutation under the Financing Agreement; and (y) WMI Liquidating Trust, the holder of at least two-thirds in aggregate principal amount of the Runoff Notes outstanding under both Indentures, consented to both limited waiver agreements.

The limited waiver agreements provide for a waiver of (i) a covenant that prohibits the Company and WMMRC from transferring certain assets from the Trusts for the limited purpose of allowing the Company and WMMRC to consummate the Commutation; and (ii) any Default or Event of Default (as such terms are defined under the Indentures) as a result of consummating the Commutation. The limited waiver agreements do not waive any other provisions of the Indentures.

Under the Commutation Agreement and upon consummation of the Commutation, (a) the parties to the Commutation Agreement are released from all liabilities and obligations under the following agreements: (i) January 1, 2003 Excess of Loss Policy Year Reinsurance Agreement, (ii) July 1, 1999 Reinsurance Agreement, (iii) January 1, 1999 Facultative Excess Layer Reinsurance Agreement, and (iv) April 1, 1999 Facultative Excess Layer Primary Mortgage Guarantee Reinsurance Agreement; and (b) upon the giving of notice of intention by PMI and WMMRC on October 3, 2012, that certain January 1, 2003 Trust Agreement, as amended by and between PMI, as beneficiary, WMMRC, as grantor and U.S. Bank, N.A., as Trustee was terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes, included elsewhere in this Form 10-Q. The following is a discussion and analysis of our results of operations for the nine months ended September 30, 2012 and 2011 and financial condition as of September 30, 2012 and December 31, 2011. (Dollars in thousands, except per share data and as otherwise indicated).

References herein to the “Company”, “we”, “us”, “our” or “Successor” generally are intended to refer to WMI Holdings Corp. and its subsidiaries on a consolidated basis.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks are identified and discussed in the Company’s prior quarterly report for the quarter ended June 30, 2012 under Risk Factors in Part II, Item 1A. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statement speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

Background

WMI Holdings Corp.

WMI Holdings Corp. (“WMIHC”) is a holding company organized and existing under the law of the State of Washington. WMIHC formerly known as Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC” or “Predecessor”), and WMI Investment Corp. (“WMIIC”), a Delaware corporation. As of the Petition Date (defined below), WMIIC held a variety of securities and investments. Upon emergence from bankruptcy on the Effective Date, we had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode and we have not written any new business since September 26, 2008.

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

WMIHC’s Amended and Restated Articles of Incorporation authorize the Company to issue up to 500,000,000 shares of common stock, and up to 5,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. On the Effective Date of the Plan and pursuant to its terms, WMIHC issued 200,000,000 shares of common stock, with 194,670,501 shares having been issued to WMIHC’s new shareholders and 5,329,499 shares having been deposited into the Disputed Equity Escrow (as discussed below) on the Effective Date. As of November 8, 2012, 4,347,399 shares of common stock remain on deposit in the Disputed Equity Escrow. No shares of WMIHC’s preferred stock are issued or outstanding.

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

The reinsurance agreements with Triad and PMI were commuted on August 31, 2009 and October 2, 2012, respectively (see Note 13: Subsequent Events for additional information on the PMI commutation).

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

Business Overview and Operating Environment

As previously disclosed WMIHC retained Blackstone Advisory Partners L.P. (“Blackstone”) to assist WMIHC in developing its acquisition strategy and to provide financial advisory services in connection with potential transactions.

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

With respect to our current operations, the Company currently operates a single business, WMMRC, whose sole activity is the reinsurance of mortgage insurance policies that has been operated in runoff mode since September 26, 2008. Since that date, WMMRC has not underwritten any new policies (and by extension any new risk). WMMRC, through predecessor companies, began reinsuring risks in 1997 and continued through September 25, 2008.

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

Beginning in 2006, the housing market and related credit markets experienced a downturn that in 2012 has shown initial signs of stabilizing. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities have occurred (and continue to occur), and deterioration in the credit performance of mortgage loans has occurred. In addition, the macro-economic environment during that period has demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains.

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

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our audited balance sheets on Form 8-K/A as of March 19, 2012 and December 31, 2011 continue to describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, our values under fresh start accounting and the resulting loss contract fair market value reserve. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

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

A significant difference exists between the Equity Value determined by management and the value determined by the Court in an opinion dated September 13, 2011 in which the Court expressed its view with respect to the Company’s value (including the value of net operating loss carry forward items relating to taxes (“NOLs”)). While the NOL asset has been recorded on the Company’s opening balance sheet, management also has recorded a full valuation allowance relative to these assets. The valuation allowance was determined necessary as management is unable to identify potential earnings from its existing operations and assets which would allow the Company to benefit from the utilization of these NOLs now or in the future. In the event that earnings are recognized in future periods, the availability of NOLs could result in additional value to the shareholders. The utilization of NOLs may be subject to significant additional limits. See Note 7: Federal Income Taxes for additional detail. No cash will be used for Plan-related liabilities as the Company will not be liable for pre-petition claims under the terms of the Plan and the estimated minimum level of cash required for ongoing reserves was deducted from total projected cash to arrive at an amount of remaining or available cash. The Effective Date Equity Value of $76.6 million is intended to reflect a value that a willing buyer would pay for the Company’s assets immediately after emerging from bankruptcy.

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

Results of Operations for the nine months ended September 30, 2012 and 2011

As discussed in Note 3: Significant Accounting Policies, the financial statements prior to March 19, 2012, are not necessarily comparable with the financial statements for periods on or after March 19, 2012; however, while there is a different basis of accounting post-emergence, substantially all of the operating assets and liabilities remain consistent between Predecessor and Successor. Accordingly, the results of operations below are made on a comparative basis for the nine months ended September 30, 2012 and 2011.

For the nine months ended September 30, 2012, we reported a net loss of $5.8 million, as compared to a net loss of $9.5 million reported for the same period in 2011. The total revenue for the nine months ended September 30, 2012 was $26.1 million, compared to total revenue of $33.1 million for the same period in 2011. The decrease in revenues is largely attributable to the operations of WMMRC in runoff mode. No new business is being undertaken and the revenues are expected to continue to decrease.

Underwriting expenses (defined as losses and loss adjustment expenses and ceding commission expenses) decreased by $11.2 million to $29.5 million for the nine months ending September 30, 2012 compared to $40.7 million for the nine months ending September 30, 2011. This trend is consistent with the runoff nature of the WMMRC subsidiary and is expected to continue. As more fully described in Note 3: Significant Accounting Policies of the accompanying condensed consolidated financial statements, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (a) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (b) ceded case reserves and incurred but not recorded (“IBNR”) loss levels reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of September 30, 2012, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $52.4 million. The fair market value of this reserve was $0 at December 31, 2011 (as it was established at a value of $63.1 million as a result of our reorganization (described in Note 4 – Fresh Start Accounting of the financial statements)). The decrease in the loss contract fair market value reserve during the period from March 20, 2012 through September 30, 2012 totaled $10.7 million and resulted in a corresponding decrease in expense of the same amount. This change was primarily the result of the commutation of PMI as more fully described in Note 13: Subsequent Events.

For the nine months ended September 30, 2012, our investment portfolio reported a net investment income of $9.4 million, or a return of 2.55 percent on our investment account, as compared to a net investment income of $6.4 million, or a return of 1.87 percent, for the same period in 2011.

General and administrative expenses

For the nine months ended September 30, 2012, our general and administrative expenses totaled $3.9 million, an increase from general and administrative expenses totaling $2.0 million for the same period in 2011. The increase in these expenses is primarily attributable to resuming public company financial reporting and filing of periodic reports under the Exchange Act after emerging from bankruptcy earlier this year.

Interest expense

For the nine months ended September 30, 2012, we incurred $9.2 million of interest expense which is payable on the Runoff Notes. No such interest expense was incurred during the same period in 2011 due to the fact that the Runoff Notes were not issued and outstanding then. Because sufficient “Runoff Proceeds” (as such term is defined in the Indentures) have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. As a result, $4.0 million of “PIK Notes” were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $3.7 million of interest was paid in cash. The remaining interest expense of $1.5 million is accrued interest since the last interest payment period. This accrued interest will be converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment.

Net loss

Net loss for the nine months ended September 30, 2012 totaled $5.8 million compared to a net loss of $9.5 million for the same period in 2011. The primary factors impacting the decrease in loss of $3.7 million for the period are related to the decreased expense relating to the fair market change in the loss contract value reserve of $10.7 million and increased interest expense of $9.2 million, neither of which existed in prior periods, a revenue reduction of $7.0 million between the two periods partially offset by a decrease in underwriting expense of $11.2 million as a result of WMMRC being in a runoff mode and increases of $2.0 million from general and administrative expense.

Summary of Change in Net Loss (in Millions)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Change
Components of change in Net loss
Revenue	$26.1	$33.1	$7.0
Underwriting expenses	29.5	40.7	(11.2)
General and administrative	3.9	1.9	2.0
Loss contract fair market value reserve change	(10.7)	—	(10.7)
Interest Expense	9.2	—	9.2

Net Loss	$(5.8)	$(9.5)	$(3.7)

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

Net Premiums Earned

The majority of WMMRC’s reinsurance contracts require net premiums to be written and earned monthly. In a few cases, the net premiums earned reflect the pro rata inclusion into income of net premiums written over the life of the reinsurance contracts. Details of net premiums earned are provided in the following table:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012	Nine Months ended September 30, 2011
Premiums assumed	$4,149	$8,653	$10,385	$6,130	$26,591
Change in unearned premiums	45	48	96	47	166

Premiums earned	$4,194	$8,701	$10,481	$6,177	$26,757

For the nine months ended September 30, 2012, net premiums totaled $16.7 million, a decrease of $10.1 million when compared to premiums of $26.8 million for the same period in 2011. Revenues are expected to continue to decrease due to the runoff status of WMMRC.

Losses Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses incurred for the nine months ended September 30, 2012 and 2011, are provided in the following table:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012	Nine Months ended September 30, 2011
Losses incurred	$6,063	$13,666	$16,100	$11,467	$37,357

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

For the nine months ended September 30, 2012 and 2011, the loss ratios for our business were 165 percent and 140 percent, respectively. The loss ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting profit or, in this case, loss.

The components of the liability for losses and loss adjustment reserves are as follows at September 30, 2012 and December 31, 2011:

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Case-basis reserves	$108,807	$132,970
IBNR reserves	6,096	6,049
Premium deficit reserves	15,786	3,100

Total	$130,689	$142,119

Losses and loss adjustment reserve activity are as follows for the periods ended September 30, 2012 and December 31, 2011:

	Successor	Predecessor
	September 30, 2012	December 31, 2011
Balance at January 1	$142,119	$190,036
Incurred—prior periods	27,567	47,321
Paid—prior periods	(38,997)	(95,238)

Total	$130,689	$142,119

Net Investment Income (Loss)

A summary of our net investment income (loss) for the nine months ended September 30, 2012 and 2011 is as follows:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012	Nine Months ended September 30, 2011
Investment income:
Amortization of premium or discount on fixed-maturity	$(507)	$(613)	$(1,263)	$(523)	$(1,912)
Investment income on fixed-maturity securities	2,113	3,150	5,377	2,467	9,953
Interest income on cash and equivalents	58	6	87	3	45
Realized net gain (loss) from sale of investment	2,345	357	2,617	176	1,543
Unrealized (losses) gains on trading securities held at year end	(867)	(2,498)	(594)	1,049	(3,251)

Net investment income	$3,142	$402	$6,224	$3,172	$6,378

For the nine months ended September 30, 2012, investment income, net of all fees and expenses, resulted in a gain of 2.55 percent on our investment portfolio. This compares to income of 1.87 percent for the same period in 2011.

Income Taxes

The Company has no current tax liability due as a result of its tax loss position for both the nine months ended September 30, 2012 and 2011. More detailed information regarding the Company’s tax position including net operating loss carry forwards is provided in Note 7: Federal Income Taxes of the accompanying condensed consolidated financial statements.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code that apply to property and casualty insurance companies. The Company, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the periods ending September 30, 2012 and December 31, 2011 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments. As of September 30, 2012 and December 31, 2011, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future. The amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are revised.

Investments

General

We hold investments at both WMIHC and WMMRC and the two portfolios consist entirely of fixed income instruments, including commercial paper and overnight money market funds. The value of the consolidated Company’s total cash and investments increased from $345 million on December 31, 2011 to $394 million on September 30, 2012.

We work with investment broker dealers and, in the case of WMMRC, collateral trustees, in determining whether a market for a financial instrument is active or inactive. We regularly obtain indicative pricing from market makers and from multiple dealers and compare the level of pricing variances as a way to observe market liquidity for certain investment securities. We also obtain trade history and live market quotations from publicly quoted sources, such as Bloomberg, for trade volume and frequency observation.

While we obtain market pricing information from broker dealers, the ultimate fair value of our investments is based on portfolio statements provided by financial institutions that hold our accounts.

There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the nine months ended September 30, 2012.

Please refer to Note 6: Investment Securities of the condensed consolidated financial statements for additional information regarding our investment securities.

WMIHC

On the Effective Date, WMIHC received $75 million of cash as contemplated by the Plan. We invested $74 million in agency discount notes, corporate obligations and overnight money market funds. These investment securities are primarily scheduled to mature within six months after purchase and we intend to hold all investments to maturity. WMIHC’s investment portfolio is recorded at amortized cost. At September 30, 2012, the portfolio was valued at $63.2 million. Approximately 97 percent of the portfolio consists of securities that will mature within the next 12 months and 3 percent of the securities will mature between one and three years.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. At September 30, 2012, over 97 percent of WMMRC’s investment portfolio was held in six trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, including funds in overnight money market, was valued at approximately $313 million. Approximately19 percent of the portfolio consists of securities that will mature within the next 12 months and 63 percent of the securities will mature between one and five years, and the remaining 18 percent beyond five years.

Liquidity and Capital Resources

General

WMIHC is organized as a holding company with no operations of its own. With respect to its own operations, WMIHC has minimal continuing cash needs, other than with respect to the payment of administrative expenses and interest and principal payments on the “Runoff Notes” (as defined in the Indentures). Interest and principal payments on the Runoff Notes are payable solely from “Runoff Proceeds” (as defined in the Indentures) received by WMIHC from WMMRC from time to time. Except in limited circumstances described in Note 9: Notes Payable to the condensed consolidated financial statements, the Runoff Notes are nonrecourse to WMIHC. See Note 9: Notes Payable. In addition, all of our significant operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our property and casualty reinsurance programs, but has been operating in runoff mode since the Petition Date. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIHC does not currently expect to pay dividends on our common shares.

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

Our sources of liquidity include premium receipts, investment income, cash on hand, investment securities and our $125 million financing facility. Because of the limited nature of WMIHC’s operations, and the runoff nature of WMMRC’s business, as discussed above, cash is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest and principal obligations on the Runoff Notes (only if WMIHC is in receipt of Runoff Proceeds; otherwise WMIHC pays interest using the “payment-in-kind” (“PIK”) option available under the Indentures) and general administrative expenses.

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

On the Effective Date, all shares of common and preferred equity securities previously issued by Washington Mutual, Inc. were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of September 30, 2012, 200,000,000 shares of WMIHC’s common stock were issued and outstanding; no shares of its preferred stock are issued or outstanding.

We expect our existing capital structure is sufficient to sustain our current business operations and currently do not anticipate incurring additional indebtedness. The foregoing notwithstanding, the Company may, subject to market conditions, as well as limitations set forth in the documentation governing the Financing Agreement (defined below) and Indentures (defined below), determine to incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions. As previously announced we have retained Blackstone Advisory Partners, LP to act as our financial advisors and to assist us in developing an acquisition strategy.

While WMIHC is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaiian law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of September 30, 2012, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends is subject to statutory restrictions imposed by Hawaiian insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Financing Agreement and the Indentures impose restrictions on WMMRC business activities. During the quarter ended September 30, 2012, WMMRC paid a $10 million dividend to WMIHC which was deposited into the Collateral Account and is being distributed in accordance with the Indentures.

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

The facility consists of (a) a tranche A term loan and a tranche A-1 term loan in the aggregate principal amount of $25 million and (b) a tranche B term loan in the aggregate principal amount of $100 million. The proceeds of (a) the tranche A term loan and tranche A-1 term loan can be used to fund working capital and for general corporate purposes, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sector. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC. As of September 30, 2012, no loans are outstanding under the Financing Agreement. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired.

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

The Runoff Notes are secured by, and have a specified priority in right of payment in, (a) a securities or deposit account into which WMIHC will deposit distributions it receives of Runoff Proceeds (as defined in the Indentures) (the “Collateral Account”) and (b) the equity interests in, and assets of, either WMMRC, or such other entity as holds (or may hold in the future) WMMRC’s existing portfolio of assets, to the extent a lien has been granted therein (with any such lien subject to regulatory approval). No such regulatory approval has been obtained as of the date on which these audited financial statements are being published.

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

In connection with interest payments due and payable in respect of the Second Lien Runoff Notes on June 1 and September 1, 2012, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. In connection with interest payments due and payable in respect of the First Lien Notes on June 1, 2012, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. The September 1, 2012 interest payments on the First Lien Notes were paid in cash. The aggregate face amount of PIK Notes issued as of September 30, 2012 totals approximately $4.0 million. Outstanding amounts under these notes totaled $134.0 million as of September 30, 2012 and zero as of December 31, 2011.

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

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $1.05 million for the period from March 20, 2012 to September 30, 2012 and zero for all other periods. The expense and related income eliminate on consolidation. These agreements are described below.

On March 23, 2012, WMIHC and the Trust entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party will make available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees and, initially, use for a limited time of the Company’s health insurance plan for its employees. The TSA was amended on September 24, 2012 and the term of the agreement was extended through March 31, 2013 subject to automatic renewal for successive additional three-month terms unless earlier terminated by either party upon at least 30 days written notice prior to the expiration of the term. Either party may terminate one or more of the services offered upon ten (10) days written notice to the other party.

See Note 4: Fresh Start Accounting of the accompanying condensed consolidated financial statements for a discussion of fees attributed to WMMRC in accordance with SAB Topics 1B and 1B1 which address common cost and expense allocations for pre-Effective Date periods in Fresh Start Accounting section.

As a result of the reorganization an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated at each reporting date for changes to its value. As of September 30, 2012, the loss contract fair market value reserve was analyzed and determined to be $52.4 million. This decrease in the loss contract fair market value reserve of $10.7 million resulted in a corresponding decrease in expenses of the same amount. The majority of the reduction resulted from the PMI commutation with the balance occurring due to changes in the timing and projected amounts of future losses from the remaining contracts. The fair market value of this reserve will ultimately be reduced to zero, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see Note 3: Significant Accounting Policies and Note 4: Fresh Start Accounting.

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

There have been no material changes to our market risks as disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and the Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Interim Chief Executive Officer and the Interim Chief Financial Officer, has completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective as described above at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Except as described below, for the period ended September 30, 2012, the Company was not a party to, or aware of, any pending legal proceedings or investigations against the Company requiring disclosure at this time.

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

WMI Holdings Corp. Litigation

Prior to the Effective Date of the Plan, WMI filed a complaint in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case no: 08-12229 (MFW), Adv. Proc. No: 12-50422 (MFW) (the “Coverage Action”) against certain insurance carriers (including Allied World Assurance Company Ltd. (“Allied”)), from whom WMI purchased director and officer liability insurance policies prior to the Effective Date. On May 31, 2012, in response to an affidavit filed by Allied, the Supreme Court of Bermuda issued an anti-suit injunction order as to WMIHC, among others (the “Bermuda Action”). On the Effective Date, and unrelated to the Bermuda Action, WMI’s interests in the Coverage Action vested in the Trust and as a result, on June 11, 2012, the Trust filed a motion in the Bankruptcy Court seeking to have the Trust substituted for WMIHC as a plaintiff in the Coverage Action. On June 28, 2012, the Bankruptcy Court, without a hearing, granted such motion and WMIHC is no longer a party in the Coverage Action. On October 4, 2012, the Bankruptcy Court dismissed the coverage action and, on October 8, 2012, the Trust filed a similar action in the Delaware Superior Court, with WMIHC having no role in the recently filed action. Additionally, WMIHC does not expect to have any role in the Bermuda Action, although it may take appropriate action to terminate all related proceedings against it.

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

In 2011, the parties reached a preliminary compromise and settlement in the Class Action Complaint. That compromise was subsequently memorialized in a written settlement agreement. Pursuant to the Federal Rules of Civil Procedure, the settlement must be approved by the District Court. On June 4, 2012, Plaintiffs filed a motion for preliminary approval of the settlement and on June 25, 2012, the District Court entered an order preliminarily approving such settlement. In accordance with GAAP guidance on Loss Contingencies, in 2010 management recorded an accrual for estimated anticipated settlements of $4 million as a component of other liabilities on the balance sheet and as a component of general and administrative expenses on the statement of operations. The amount of such accrual as of September 30, 2012 is zero as on or about July 16, 2012, the settlement amount was deposited into a settlement distribution escrow account and the settlement amount will remain on deposit in such account until the District Court finally approves the settlement. A final hearing to approve the settlement of the Class Action Complaint is currently scheduled for November 27, 2012. At December 31, 2011 the accrual corresponds to the $4 million settlement amount.

Item 1A.	Risk Factors.

Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 sets forth a detailed discussion of our risk factors. Accordingly, the information in this Form 10-Q should be read and considered in conjunction with all of the risk factors and information disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 6.	Exhibits

(a) The following exhibits are filed or incorporated by reference as part of this Form 10-Q.

Exhibit Number	Description of Exhibit

2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of the Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012. (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

2.2	Disclosure Statement for the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011. (Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

2.3	Order Confirming the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 24, 2012, as entered by the Court. (Filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

3.1	Amended and Restated Articles of Incorporation of WMI Holdings Corp., dated March 19, 2012. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of WMI Holdings Corp., dated March 19, 2012. (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

4.1	First Lien Indenture, dated March 19, 2012. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

4.2	Second Lien Indenture, dated March 19, 2012. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.1	Financing Agreement, dated March 19, 2012, by and among WMI Holdings Corp., as borrower, certain lenders party thereto, and US Bank National Association as agent for the lenders. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.2	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., Wilmington Trust, National Association, Law Debenture Trust Company of New York and U.S. Bank National Association. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.3	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., WMI Investment Corp. and US Bank National Association. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.4	Intercreditor Agreement, dated March 19, 2012, by and among Wilmington Trust, National Association, Law Debenture Trust Company of New York, and U.S. Bank National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.5	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Weijia “Vicky” Wu. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.6	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Peter Struck. (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.7	Transition Services Agreement, dated March 23, 2012, by and between WMI Holdings Corp. and the Liquidating Trust. (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.8	Amendment No. 1 To Transition Services Agreement, effective September 18, 2012, by and between WMI Holdings Corp. and the Liquidating Trust. (Filed as Exhibit 10.1 to registrant’s Form 8-K filed with the SEC on September 27, 2012, and incorporated herein by reference)

Exhibit Number		Description of Exhibit

10.9		Form of Indemnification Agreement. (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.10		Engagement Agreement, effective May 28, 2012 entered into by and between WMI Holdings Corp. and CXO Consulting Group, LLC. (Filed as Exhibit 99.2 to registrant’s Form 8-K filed with the SEC on June 4, 2012, and incorporated herein by reference)

10.11		Amendment to Engagement Agreement, effective October 23, 2012 entered into by and between WMI Holdings Corp. and CXO Consulting Group, LLC. (Filed as Exhibit 99.1 to registrant’s Form 8-K filed with the SEC on October 25, 2012, and incorporated herein by reference)

10.12		Commutation and Release Agreement dated July 17, 2012 and effective October 2, 2012, by and between PMI Mortgage Insurance Co. and WM Mortgage Reinsurance Company, Inc. (Filed as Exhibit 10.1 to registrant’s Form 8-K filed with the SEC on October 9, 2012, and incorporated herein by reference)

10.13		Limited Waiver Agreement with First Indenture Trustee dated October 2, 2012, entered into by and between WMI Holdings Corp. and Wilmington Trust, National Association. (Filed as Exhibit 10.2 to registrant’s Form 8-K filed with the SEC on October 9, 2012, and incorporated herein by reference)

10.14		Limited Waiver Agreement with Second Indenture Trustee dated October 2, 2012, entered into by and between WMI Holdings Corp. and Law Debenture Trust Company of New York. (Filed as Exhibit 10.3 to registrant’s Form 8-K filed with the SEC on October 9, 2012, and incorporated herein by reference)

10.15		Consent, dated September 24, 2012 and effective October 2, 2012, granted by U.S. Bank National Association, as administrative agent for the lenders party to that certain Financing Agreement, dated March 9, 2012 (the “Financing Agreement”) and the lenders party to the Financing Agreement and accepted and acknowledged by WMI Holdings Corp., WMI Investment Corp. and WM Mortgage Reinsurance Company, Inc. (Filed as Exhibit 10.4 to registrant’s Form 8-K filed with the SEC on October 9, 2012, and incorporated herein by reference)

31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMI HOLDINGS CORP. (Registrant)

Dated: November 9, 2012	By:	/s/ Charles Edward Smith
	Name:	Charles Edward Smith
	Title:	Interim Chief Executive Officer

Dated: November 9, 2012	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer

EXHIBIT INDEX

2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of the Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012. (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

2.2	Disclosure Statement for the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011. (Filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

2.3	Order Confirming the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 24, 2012, as entered by the Court. (Filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.)

3.1	Amended and Restated Articles of Incorporation of WMI Holdings Corp., dated March 19, 2012. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of WMI Holdings Corp., dated March 19, 2012. (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

4.1	First Lien Indenture, dated March 19, 2012. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

4.2	Second Lien Indenture, dated March 19, 2012. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.1	Financing Agreement, dated March 19, 2012, by and among WMI Holdings Corp., as borrower, certain lenders party thereto, and US Bank National Association as agent for the lenders. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.2	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., Wilmington Trust, National Association, Law Debenture Trust Company of New York and U.S. Bank National Association. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.3	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., WMI Investment Corp. and US Bank National Association. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.4	Intercreditor Agreement, dated March 19, 2012, by and among Wilmington Trust, National Association, Law Debenture Trust Company of New York, and U.S. Bank National Association. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.5	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Weijia “Vicky” Wu. (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.6	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Peter Struck. (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.7	Transition Services Agreement, dated March 23, 2012, by and between WMI Holdings Corp. and the Liquidating Trust. (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.8	Amendment No. 1 To Transition Services Agreement, effective September 18, 2012, by and between WMI Holdings Corp. and the Liquidating Trust. (Filed as Exhibit 10.1 to registrant’s Form 8-K filed with the SEC on September 27, 2012, and incorporated herein by reference)

10.9	Form of Indemnification Agreement. (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 23, 2012, and incorporated herein by reference)

10.10	Engagement Agreement, effective May 28, 2012 entered into by and between WMI Holdings Corp. and CXO Consulting Group, LLC. (Filed as Exhibit 99.2 to registrant’s Form 8-K filed with the SEC on June 4, 2012, and incorporated herein by reference)

10.11	Amendment to Engagement Agreement, effective October 23, 2012 entered into by and between WMI Holdings Corp. and CXO Consulting Group, LLC. (Filed as Exhibit 99.1 to registrant’s Form 8-K filed with the SEC on October 25, 2012, and incorporated herein by reference)

10.12	Commutation and Release Agreement dated July 17, 2012 and effective October 2, 2012, by and between PMI Mortgage Insurance Co. and WM Mortgage Reinsurance Company, Inc. (Filed as Exhibit 10.1 to registrant’s Form 8-K filed with the SEC on October 9, 2012, and incorporated herein by reference)

10.13	Limited Waiver Agreement with First Indenture Trustee dated October 2, 2012, entered into by and between WMI Holdings Corp. and Wilmington Trust, National Association. (Filed as Exhibit 10.2 to registrant’s Form 8-K filed with the SEC on October 9, 2012, and incorporated herein by reference)

10.14	Limited Waiver Agreement with Second Indenture Trustee dated October 2, 2012, entered into by and between WMI Holdings Corp. and Law Debenture Trust Company of New York. (Filed as Exhibit 10.3 to registrant’s Form 8-K filed with the SEC on October 9, 2012, and incorporated herein by reference)

10.15	Consent, dated September 24, 2012 and effective October 2, 2012, granted by U.S. Bank National Association, as administrative agent for the lenders party to that certain Financing Agreement, dated March 9, 2012 (the “Financing Agreement”) and the lenders party to the Financing Agreement and accepted and acknowledged by WMI Holdings Corp., WMI Investment Corp. and WM Mortgage Reinsurance Company, Inc. (Filed as Exhibit 10.4 to registrant’s Form 8-K filed with the SEC on October 9, 2012, and incorporated herein by reference)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.