Form 10-K
period 2012-12-31
WMI HOLDINGS CORP.
filed 2013-03-15
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-14667

WMI Holdings Corp.

(Exact name of registrant as specified in its charter)

Washington	91-1653725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 THIRD AVENUE, SUITE 3000

SEATTLE, WASHINGTON 98101

(Address of principal executive offices) (Zip Code)

(206) 432-8887

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☒

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($0.50) as reported by OTC Pink as of the last business day of the most recently completed second fiscal quarter (June 29, 2012) was $100 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 11, 2013, 201,156,078 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2013 Annual Meeting of Shareholders.

WMI HOLDINGS CORP.

2012 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

On September 26, 2008, Washington Mutual, Inc. (“WMI”) filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). That certain Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, as amended, modified or supplemented (the “Plan”) was confirmed by the Bankruptcy Court on February 24, 2012 and became effective on March 19, 2012, the date on which we emerged from bankruptcy (the “Effective Date”), with a new board of directors and certain new officers. On the Effective Date, we also changed our corporate name to WMI Holdings Corp. (“WMIHC”) and we are a successor to WMI.

In connection with the Plan becoming effective, among other things:

•	approximately $6.5 billion was distributed to parties-in-interest on account of their allowed claims;

•	WMIHC received $75.0 million in cash from certain creditors;

•

WMIHC obtained access to a $125.0 million senior credit facility, approximately $25.0 million of which can be used for working capital and $100.0 million of which can be utilized in addition to the amount available for working capital for certain acquisitions and originations, subject to certain criteria and conditions set forth in the Financing Agreement (see Note 10: Financing Arrangements to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K);

•

WMIHC issued (a) $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012, between WMIHC and Wilmington Trust, National Association, as Trustee, and (b) $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012, between WMIHC and Law Debenture Trust Company of New York, as Trustee; and with limited exceptions, the Runoff Notes are solely the obligation of WMIHC’s wholly-owned subsidiary, WM Mortgage Reinsurance Company, Inc. and are nonrecourse to WMIHC (see Note 9: Notes Payable to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K);

•

WMIHC issued 200,000,000 shares of common stock, of which 194,670,501 shares were issued to new WMIHC shareholders and 5,329,499 shares of common stock were issued and deposited into a Disputed Equity Escrow (as defined in the Plan); and

•

based on our analysis, we believe WMIHC experienced an ownership change under Section 382 of the Internal Revenue Code (the “Code”). Prior to emergence, WMI abandoned the stock of Washington Mutual Bank, thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a net operating loss carry forward (“NOL”) for the current year. We believe that the total available and utilizable NOL at December 31, 2012 is approximately $5.97 billion and there was no limit under Section 382 of the Code on the use of these NOLs as of December 31, 2012 (see Note 7: Federal Income Taxes to the consolidated financial statements in Item 8 of this Annual Report on 10-K).

During the bankruptcy, WMI adopted so-called “Modified Exchange Act Reporting” under the Securities and Exchange Commission (the “SEC”) Staff’s Legal Bulletin No. 2 (“SLB 2”). Upon emergence from bankruptcy, WMIHC continues to rely upon the guidance set forth in SLB 2 and we filed as of the Effective Date a Form 8-K pertaining to emergence from bankruptcy and subsequently filed a Form 8-K/A, which included WMIHC’s audited balance sheet as of the Effective Date. As provided under the SLB 2 Modified Exchange Act Reporting, WMIHC has resumed filing periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for all periods after the Effective Date of the Plan. Subsequent to the Effective Date, we have timely filed our Form 10-Q for the quarter ended June 30, 2012, Form 10-Q for the quarter ended September 30, 2012 and we are now filing our Annual Report on Form 10-K for the year ended December 31, 2012 and Current Reports on Form 8-K.

As part of the bankruptcy, WMI Liquidating Trust (“Trust”) was formed and the Trust files certain documents under the same Commission File Number as WMIHC. WMIHC has no control over and is not responsible for the filings of, or the content of filings of, the Trust with the SEC.

Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and 21E of the Exchange Act. All statements other than statements of historical fact included in this Annual Report on Form 10-K that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Some of these risks are identified and discussed under Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

* * * * *

As used in this Annual Report on Form 10-K, unless the context requires otherwise, (i) the terms “we,” “us,” “our,” “Successor,” or “Company” refer collectively to WMI Holdings Corp. and its consolidated subsidiaries; (ii) “WMIHC” refers only to WMI Holdings Corp, without regard to its subsidiaries; (iii) “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIHC); and (iv) “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIHC).

PART I

Item 1.	Business.

Introduction

WMI Holdings Corp.

After a nearly 3 1/2 year reorganization process, WMI Holdings Corp. (“WMIHC”) emerged from bankruptcy proceedings as the successor to Washington Mutual, Inc. (“WMI”). WMIHC is a holding company organized on August 17, 1994 (under the name Washington Mutual, Inc.) and existing under the laws of the State of Washington. WMIHC is the direct parent of WM Mortgage Reinsurance Company, Inc., a Hawaii corporation (“WMMRC”), and WMI Investment Corp., a Delaware corporation (“WMIIC”). As of September 26, 2008 (the “Petition Date”), the date WMI filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) in the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), WMIIC held a variety of securities and investments. Upon emergence from bankruptcy on March 19, 2012 (the “Effective Date”), we had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode and we have not written any new business since the Petition Date. All of the banking assets of WMI were sold to JPMorgan Chase Bank, N.A. (“JPMC”) by the Federal Deposit Insurance Corporation (“FDIC”) prior to the Petition Date.

Prior to the Petition Date, WMI was a multiple savings and loan holding company that owned Washington Mutual Bank (“WMB”) and, indirectly, WMB’s subsidiaries, including Washington Mutual Bank fsb (“FSB”). As of the Petition Date, WMI also owned, directly or indirectly, several non-banking, non-debtor subsidiaries. Prior to the Petition Date, WMI was subject to regulation by the Office of Thrift Supervision (the “OTS”). WMB and FSB, in turn, as depository institutions with federal thrift charters, were subject to regulation and examination by the OTS. In addition, WMI’s banking and non-banking subsidiaries were overseen by various federal and state authorities, including the FDIC.

On September 25, 2008 (the “Receivership Date”), the OTS, by order number 2008-36, closed WMB, appointed the FDIC as receiver for WMB (the “FDIC Receiver”) and advised that the FDIC Receiver was immediately taking possession of WMB’s assets. Immediately after its appointment as receiver, the FDIC Receiver sold substantially all the assets of WMB, including, among other things, the stock of FSB, to JPMC, pursuant to that certain Purchase and Assumption Agreement, Whole Bank, effective September 25, 2008 (publicly available at http://www.fdic.gov/about/freedom/popular.html), in exchange for payment of $1.88 billion and the assumption of all of WMB’s deposit liabilities. As a result of this transaction, substantially all of the business and accounting records of WMI became the property of JPMC and WMIHC had extremely limited access to such records. The foregoing notwithstanding, over time, limited access to such records was obtained through information sharing arrangements. Access to WMMRC’s historical records was not significantly affected by WMB’s closure and receivership.

On the Petition Date, WMI and WMIIC (together, referred to herein as the “Debtors”) each commenced with the Bankruptcy Court voluntary petitions for relief under Chapter 11 (Case No. 08-12229 (MFW)). On December 12, 2011, the Debtors filed with the Bankruptcy Court the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Filed Plan”) and a related disclosure statement (the “Disclosure Statement”). The Filed Plan was subsequently modified and, on February 24, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Filed Plan as modified by such modifications (the “Plan”). On the Effective Date, the Plan was substantially performed and became effective.

As previously disclosed, the Plan provided for the distribution of cash, Runoff Notes (as defined in the Explanatory Note), liquidating trust interests in WMI Liquidating Trust (the “Trust”) and newly issued shares of WMIHC’s common stock, in each case to certain holders of claims against, or former equity interests in, the Debtors. On or about March 23, 2012, the Trust distributed approximately $6.5 billion in cash and other assets as contemplated by the Plan.

WMIHC is authorized to issue up to 500,000,000 shares of common stock, and up to 5,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. On the Effective Date of the Plan and pursuant to its terms, WMIHC issued 200,000,000 shares of common stock, with 194,670,501 shares issued to WMIHC’s new shareholders and 5,329,499 shares issued and deposited into the Disputed Equity Escrow (as discussed in the paragraph below). As of December 31, 2012, 4,347,399 shares of common stock remain on deposit in the Disputed Equity Escrow. On October 18, 2012, 1,156,078 shares of WMIHC’s common stock were issued under the 2012 Long-Term Incentive Plan to directors. As of December 31, 2012, 201,156,078 shares of WMIHC’s common stock were issued and outstanding and no shares of WMIHC’s preferred stock are issued or outstanding.

On the Effective Date, the Debtors (and now the Trust on behalf of the Debtors) continued to dispute whether the interests of certain former holders of “Equity Interests” or “Claims” (in each case as those terms are defined in the Plan) against the Debtors should be allowed. As a result, pursuant to the Plan, on the Effective Date, a “Disputed Equity Escrow” (as defined in the Plan) was created for the benefit of each holder of an “Disputed Equity Interest” (as defined in the Plan). Such Disputed Equity Escrow was created to hold shares of WMIHC’s common stock (as well as any dividends, gains or income attributable in respect of such common stock) allocable, on a pro rata basis, to each holder of such a Disputed Equity Interest if and when such Disputed Equity Interest becomes an “Allowed Equity Interest” (as such term is defined in the Plan). All such Equity Interests will constitute Disputed Equity Interests pursuant to the Plan until such time, or from time to time, as each Disputed Equity Interest has been compromised and settled or allowed or disallowed by a final order of the Bankruptcy Court.

The liquidating trustee of the Trust, William Kosturos (the “Liquidating Trustee”), acts as escrow agent with respect to the Disputed Equity Escrow. Until such time as all of WMIHC’s common stock has been distributed from the Disputed Equity Escrow in accordance with the Plan (e.g., as a result of all “Disputed Equity Claims” (as such term is defined in the Plan)) becoming Allowed Equity Interests or all Disputed Equity Claims being disallowed), the Liquidating Trustee is vested with the authority to exercise voting or consent rights with respect to such stock; provided, however, that the Liquidating Trustee is obligated to vote or consent, as the case may be, as to such stock in the same proportion as all other holders of WMIHC’s common stock have voted or consented, in each case on an issue-by-issue basis. The Trust has no right to or entitlement in any shares of common stock held in the Disputed Equity Escrow. Additionally, WMIHC does not have any right to, or interest in, any shares of common stock held by the Disputed Equity Escrow, unless or until such time as WMIHC repurchases or otherwise acquires such common stock.

For more information regarding the Disputed Equity Escrow, see Section 26.3 of the Plan. For more information regarding the Plan and related matters, please refer to copies of the Disclosure Statement and the Confirmation Order. Each of the Plan, the Disclosure Statement and the Confirmation Order were attached as exhibits 2.1, 2.2, and 2.3 to that certain Form 8-K filed by WMIHC on March 1, 2012.

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

WMMRC was organized to reinsure private mortgage insurance risk for seven primary mortgage insurers on loans originated or purchased by certain former subsidiaries of WMI. The seven primary mortgage insurers are United Guaranty Residential Insurance Company (“UGRIC”), Genworth Mortgage Insurance Corporation (“GMIC”), Mortgage Guaranty Insurance Corporation (“MGIC”), PMI Mortgage Insurance Company (“PMI”), Radian Guaranty Incorporated (“Radian”), Republic Mortgage Insurance Company (“RMIC”) and Triad Guaranty Insurance Company (“Triad”).

Due to deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were terminated effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC ceased assuming new mortgage risks from the primary carriers. Consequently, the Company’s continuing operations consist solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. Management does not believe any adjustments to the carrying values of assets and liabilities as reported in our financial statements are required as a result of the runoff status.

The reinsurance agreements with Triad and PMI were commuted on August 31, 2009 and October 2, 2012, respectively (see Note: 5 Insurance Activity to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on the PMI communication). The PMI transaction resulted in a loss from contract termination of $6.2 million during the year ended December 31, 2012. In accordance with the commutation agreement between WMMRC and PMI, the trust assets were distributed in a manner such that PMI received $49.0 million in cash and WMMRC received all remaining trust assets equal to approximately $30.7 million.

Pursuant to the Indentures, WMIHC is required to use commercially reasonable efforts to obtain the necessary regulatory approval to convert from a Class 2 captive insurance company to a Class 4 sponsored, segregated cell captive insurance company and transfer/novate all existing business, assets, liabilities, equity and agreements from WMMRC to the newly created segregated cell. The purpose of this conversion is to allow WMMRC to operate the WMMRC business in runoff mode in a segregated cell separate from WMMRC and pledge WMIHC’s ownership interest in the segregated cell to the holders of Runoff Notes Noteholders and lenders pursuant to the Indentures and the Financing Agreement. In addition, if permitted by the Hawaiian regulator, WMMRC will pledge its assets to the Lenders, WMIHC will pledge its ownership interest in WMMRC to the Lenders, and the segregated cell will become a party to the Financing Agreement documents. Although we have started the process to consummate the conversion, there can be no assurance that the conversion described above will be consummated.

WMIIC

WMIIC does not currently have any assets or operations and is fully eliminated upon consolidation. Prior to September 26, 2008, WMIIC held a variety of securities and investments; however, such securities and investments were liquidated and the value thereof distributed in connection with implementing the Plan (see Note 2: Reorganization under Chapter 11 of the United States Bankruptcy Code to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

Segments

The Company manages its business on the basis of one operating segment, mortgage reinsurance, in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Within the mortgage reinsurance segment, our current risks arise solely from the reinsurance of mortgage insurance policies that were placed on certain residential mortgage loans prior to the Petition Date. The majority of these policies were required by mortgage lenders as a stipulation to approve the mortgage loans. The mortgage insurance policies protect the beneficiaries of the policy from all or a portion of default-related losses.

Business Strategy and Operating Environment

As previously disclosed, we retained Blackstone Advisory Partners L.P. (“Blackstone”) to assist WMIHC in developing our acquisition strategy and to provide financial advisory services in connection with potential transactions. Under the terms of the agreement, Blackstone is working with us to consider potential mergers, acquisitions or business combinations and is, assisting us with developing an acquisition strategy, identifying and evaluating strategic opportunities, collecting and analyzing information regarding potential target companies, determining the valuation of potential target companies and advising on capital-raising, if needed, to fund our external growth strategy. In connection with the foregoing, we may explore various financing alternatives to fund our external growth strategy, including improving our capital structure, which may include increasing, reducing and/or refinancing debt; pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing shareholders; launching an exchange offer; and pursuing other transactions involving our outstanding securities. There can be no assurance that any transaction will occur or if so, on what terms.

With respect to our current operations, the Company currently operates a single business, WMMRC, whose sole activity is the reinsurance of mortgage insurance policies that has been operated in runoff mode since the Petition Date. Since that date, WMMRC has not underwritten any new policies (and by extension any new risk). WMMRC, through predecessor companies, began reinsuring risks in 1997 and continued through September 25, 2008.

The nature of the reinsurance contracts are mainly excess-of-loss contracts whereby WMMRC takes a portion of the risk, usually 5 or 10 percent, with a stated attachment and exit point. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25 to 40 percent.

Beginning in 2006, the housing market and related credit markets experienced a downturn that in 2012 has shown initial signs of improvement. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities have occurred (and continue to occur), and deterioration in the credit performance of mortgage loans has occurred. In addition, the macro-economic environment during that period has demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains.

While the macro-economic outlook remains guarded, there are strong indications that the housing market has begun to rebound nationally. Recent reports show overall housing prices have increased somewhat on a year-over-year basis, and that housing sales in certain markets have increased, although they remain well below their long-run average. Nevertheless, despite these early signs of market improvement, WMMRC’s operating environment remains challenged as much of its results over the next several years will be directly affected by the significant inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in the accompanying consolidated financial statements describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, our values under fresh start accounting and the resulting loss contract fair market value reserve. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

The Company adopted fresh start accounting in accordance with ASC 852 (Reorganizations) (“ASC 852”) (see Note 4: Fresh Start Accounting to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

Recently issued accounting standards and their impact on the Company have been presented under “New Accounting Pronouncements” in Note 3: Significant Accounting Policies to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Fresh Start Accounting

Under ASC 852, the application of fresh start accounting results in the allocation of reorganization value to the fair value of assets is required when (a) the reorganization value of assets immediately prior to confirmation of a plan of reorganization is less than the total of all post-petition liabilities and allowed claims and (b) the holders of voting shares immediately prior to the confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity. The Company adopted fresh start accounting as of the Effective Date, which represents the date on which all material conditions precedent to the effectiveness of the Plan were satisfied or waived as it believes that it satisfied both of the aforementioned conditions.

The Company’s reorganization value (the “Equity Value”), upon emergence from bankruptcy, was determined to be $76.6 million, which represents management’s best estimate of fair value based on a calculation of the present value of the Company’s consolidated assets and liabilities as at March 19, 2012. As part of our fresh start reporting, we applied various valuation methodologies to calculate the reorganization value of the Successor. These methods included (a) the comparable company’s analysis, (b) the precedent transactions analysis and (c) the discounted cash flow analysis. The application of these methodologies requires certain key estimates, judgments and assumptions, including financial projections, the amount of cash available to fund operations and current market conditions. Such projections, judgments and assumptions are inherently subject to significant uncertainties and there can be no assurance that such estimates, assumptions and projections reflected in the valuation will be realized and actual results may vary materially.

A significant difference exists between the Equity Value determined by management and the value determined by the Bankruptcy Court in an opinion dated September 13, 2011 in which the Bankruptcy Court expressed its view with respect to the Company’s value (including the value of net operating loss carry forward items relating to taxes (“NOLs”)). While the NOL asset has been recorded on the Company’s opening balance sheet, management also has recorded a full valuation allowance relative to these assets. The valuation allowance was determined necessary as management is unable to identify potential earnings from its existing operations and assets which would allow the Company to benefit from the utilization of these NOLs now or in the future. In the event that earnings are recognized in future periods, the availability of NOLs could result in additional value to the shareholders. The utilization of NOLs may be subject to significant additional limits. For additional detail, see Note 7: Federal Income Taxes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. No cash will be used for Plan-related liabilities as the Company will not be liable for pre-petition claims under the terms of the Plan and the estimated minimum level of cash required for ongoing reserves was deducted from total projected cash to arrive at an amount of remaining or available cash. The Effective Date Equity Value of $76.6 million is intended to reflect a value that a willing buyer would pay for the Company’s assets immediately after emerging from bankruptcy.

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

Material differences exist with respect to the pre-petition operations and financial position of WMI and its subsidiaries as compared with the post-emergence operations and financial position of WMIHC. In order to address such differences, in preparing these and future financial statements, management has concluded that it is appropriate to use the financial information of WMIHC’s wholly-owned subsidiary, WMMRC. Information in the accompanying consolidated financial statements labeled as “Predecessor” refers to periods prior to the adoption of fresh start reporting, while those labeled as “Successor” refer to periods following the Company’s reorganization and emergence from bankruptcy.

Competition

Upon emergence from bankruptcy on the Effective Date, we had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode and we have not written any new business since September 26, 2008. Because WMMRC’s business is in runoff mode, we currently have no competitors in that line of business. However, because we are pursuing an acquisition strategy and competition for acquisitions generally has increased, we will compete for acquisition opportunities and some of those potential competitors for such opportunities are substantially larger and have considerably greater financial, technical, and marketing resources than we do.

Government Regulation

We are subject to the regulations of the SEC and the Insurance Commissioner of the State of Hawaii. We are also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Any of these laws or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us.

Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations enacted by the SEC, are resulting in increased compliance costs. In addition, during the bankruptcy, WMI adopted so-called “Modified Exchange Act Reporting” under the SEC Staff’s Legal Bulletin No. 2 (“SLB 2”). Upon emergence from bankruptcy, WMIHC continues to rely upon the guidance set forth in SLB 2 and we have filed and will continue to file the Exchange Act periodic reports for all periods that begin after the Effective Date of the Plan. Compliance with different or evolving standards will result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities and could subject WMIHC to sanctions or investigation by regulatory authorities.

Employees

As of December 31, 2012, we employed two full-time employees. We also have retained the services of two individuals on an interim basis to serve as executive officers of WMIHC. Neither of our employees is covered by a collective-bargaining agreement. We consider our relations with our employees to be good.

On March 21, 2012, the Company entered into an employment agreement with each of its two employees. These are “at will” employment arrangements, subject to the notice requirements set forth in the agreements. Such employment agreements were attached as exhibits 10.5 and 10.6 to that certain Form 8-K filed by WMIHC on March 23, 2012. The Company has two executive officers that are independent contractors. Information regarding our executive officers is included as an unnumbered Item in this Part I of the Annual Report on Form 10-K.

Available Information

We file annual, quarterly and other reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). We do not have an Internet website. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of its Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec/gov/ where you can obtain most of our SEC filings.

Upon written request, we will furnish to you without charge a paper copy of our Annual Report on Form 10-K for fiscal year ended December 31, 2012 (including financial statements and schedules, but without exhibits). Copies of exhibits to our Annual Report on Form 10-K, and copies of our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K will be furnished for a payment of a fee of $0.50 per page upon written request directed to Secretary, WMI Holdings Corp., 1201 Third Avenue, Suite 3000, Seattle, WA 98101.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the 2013 Proxy Statement.

The Company has two executive officers: Charles Edward Smith, its President, Interim Chief Executive Officer, Interim Chief Legal Officer and Secretary and Timothy F. Jaeger, its Interim Chief Financial Officer and Interim Chief Accounting Officer. Mr. Smith provides services to the Company under the Transition Services Agreement entered into between WMIHC and the Trust, under which Mr. Smith is to provide chief executive officer and other services to the Company. Mr. Jaeger provides services to the Company under an Engagement Agreement with CXO Consulting Group, LLC, under which Mr. Jaeger acts as Interim Chief Accounting Officer and Interim Chief Financial Officer to the Company. Subject to the terms of the agreements, the executive officers are elected by and serve at the discretion of the Company’s board of directors. There are no arrangements or understandings between the executive officers and any other person pursuant to which he was or is to be selected as an officer, other than the designated agreements, which agreements designate the service or positions to be held by the executive officer. Neither of the executive officers is related to one another or to any of the members of the board of directors.

Charles Edward Smith, age 43, has served as President, Interim Chief Executive Officer, Interim Chief Legal Officer and Secretary since March 19, 2012. In addition, since the Effective Date, Mr. Smith has served as the General Counsel of the Trust. During the significant portion of WMI’s Chapter 11 proceedings, Mr. Smith served as the Executive Vice President, General Counsel and Secretary of WMI. Prior to the closure of WMB on September 25, 2008, Mr. Smith was a First Vice President, Assistant General Counsel and Team Lead (Corporate Finance) for Washington Mutual, where he supported the Treasury Group and led a team of lawyers who supported the Company’s capital, liquidity, mergers and acquisitions and structured finance activities.

Timothy F. Jaeger, age 54, has served as Interim Chief Financial Officer since June 25, 2012 and Interim Chief Accounting Officer since May 28, 2012. He is a Certified Public Accountant with over 25 years of accounting experience. Most recently, from December 2006 to March 2012, Mr. Jaeger served as Senior Vice President-Chief Accounting Officer/CFO of Macquarie AirFinance, Ltd., a global aviation lessor providing aircraft and capital to the world’s airlines. From November 2006 to December 2009, Mr. Jaeger was a partner of Tatum Partners, LLC, an executive services and consulting firm in the United States.

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

As discussed below (see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Background), WMI emerged from bankruptcy on the Effective Date and changed its name to WMIHC. Because of the residual risks and uncertainties associated with Chapter 11 bankruptcy proceedings, the ultimate impact that events that occurred during, or that may occur subsequent to, these proceedings will have on WMIHC’s business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot assure you that having been subject to bankruptcy protection will not adversely affect WMIHC’s operations going forward.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Plan, WMI was required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and WMI’s ability to continue operations upon emergence from bankruptcy under Chapter 11. The projected financial information filed with the Bankruptcy Court reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions, many of which were and continue to be beyond our control and which may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. WMIHC’s actual results will likely vary from those contemplated by the projected financial information and the variations may be material.

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

As a holding company, our only material assets are our cash on hand, the equity interests in our subsidiaries (WMMRC and WMIIC) and other investments. As of December 31, 2012, excluding restricted cash and assets held in trust, we had approximately $92.6 million in cash, cash equivalents, and investments, which includes $15.7 million held by our wholly-owned subsidiary, WMMRC; WMIIC holds no assets. For the foreseeable future, our principal source of revenue and cash flow will be investment income from our investment portfolio, distributions from our subsidiaries, if any, and certain payments made to us by WMMRC pursuant to an Administrative Services Agreement and Investment Management Agreement. WMMRC is limited by contract from making distributions to WMIHC until the Runoff Notes are paid in full and is limited by insurance law from making distributions to us unless consent is obtained from the Insurance Commissioner of the State of Hawaii. Thus, our ability to service our debt, finance acquisitions and pay dividends to our shareholders in the future is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are and will be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and shareholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business.

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

As of December 31, 2012, we had $336.4 million cash and other securities, of which approximately $102.1 million is held directly by WMIHC and approximately $234.4 million is held by WMMRC. Under most circumstances, WMMRC’s cash will not be available for use by WMIHC. Investing in securities other than United States government investments will likely result in a higher risk of loss to us, particularly in light of uncertain domestic and global political, credit and financial market conditions. We value these securities for various purposes based on a number of factors, including, without limitation, third-party independent valuations. Because valuations, and particularly valuations of securities of private securities and illiquid securities, are inherently uncertain, such valuations may fluctuate significantly over short periods of time and may differ materially from the values that would have been obtained if an active market existed for these securities.

We, together with our subsidiaries, may not be able to fully utilize our net operating loss and other tax carry forwards.

As of December 31, 2011, WMIHC and its subsidiaries had United States federal NOLs of approximately $14.0 million, that if unused, will begin to expire in 2030. We have determined that WMIHC and its subsidiaries will have a NOL for December 31, 2012 of approximately $7.54 billion of which approximately $5.92 billion, will be allocated to that portion of 2012 after the ownership change described in this Annual Report on Form 10-K. Both WMIHC and WMMRC have established valuation allowances for these deferred tax assets based on their assessments of the amounts of deferred tax assets that are more-likely-than-not realizable.

On March 19, 2012, we believe that WMIHC and its subsidiaries experienced an “ownership change” within the meaning of Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”). An ownership change is generally defined as a more than 50 percentage point increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period or since the last ownership change if such prior ownership change occurred within the prior three-year period. As a result of the ownership change on March 19, 2012, the limitations on the use of pre-change losses and other carry forward tax attributes in Sections 382 and 383 of the Code apply and WMIHC and its subsidiaries will only be able to utilize a small portion of their NOL carry forwards from the years prior to 2012 and the portion of the NOL for 2012 allocable to the portion of the year prior to March 20, 2012. The utilization of the NOL for 2012 allocable to the portion of the year after March 19, 2012 and the NOLs from subsequent years should not be affected by the ownership change on March 19, 2012.

The ability of WMIHC and its subsidiaries and any future subsidiary, to utilize their NOLs and other tax carry forwards to reduce taxable income in future years may be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carry forwards prior to their expiration and/or the Internal Revenue Service (“IRS”) challenges that a transaction or transactions were concluded with the substantial intent of sheltering future tax liabilities. There can be no assurance that we will have sufficient taxable income or that the IRS will not challenge the use of the NOLs in later years to enable the Company to use the net operating loss carry forwards before they expire. Additionally, the ability of WMIHC and its subsidiaries (and any future subsidiary) to fully use these tax assets could also be adversely affected if the respective companies were deemed to have another “ownership change” within the meaning of Sections 382 and 383 of the Code. Although we have certain restrictions in place on ownership transfer, our board of directors could issue additional shares of stock or permit future ownership changes and conversions or redemptions of our stock and depending on their magnitude, result in ownership changes that would trigger the imposition of additional limitations on their utilization under Sections 382 and 383 of the Code. Accordingly, there can be no assurance that, in the future, WMIHC and/or its subsidiaries (and any future subsidiary) will not experience additional limitations on utilizing the tax benefits of their NOL and other tax carry forwards. Such limitations could have a material adverse effect on WMIHC and/or its subsidiaries’ results of operations, cash flows or financial condition.

In an attempt to minimize the likelihood of an additional ownership change occurring, our Amended and Restated Articles of Incorporation (the “Articles”) and Amended and Restated Bylaws (the “Bylaws”) contain restrictions limiting the accumulation (and disposition) of shares by persons owning (actually or constructively), or who would own as a result of the transaction, 4.75 percent of any class of our stock (with certain adjustments). Nevertheless, it is possible that we could undergo an additional ownership change, either by events within or outside of the control of our board, e.g., indirect changes in the ownership of persons owning 5 percent of our stock. Also, in the event that the Second Lien Notes are recharacterized as equity, transfers of such notes might be taken into account for purposes of Section 382 of the Code. Moreover, approximately 4.3 million shares of our common stock are held in escrow in the Disputed Equity Escrow (as defined in the Plan). A subsequent release or transfer of the stock potentially could result in an ownership change of WMIHC at that time. In the event of a subsequent ownership change, all or part of the NOLs from 2012 and subsequent years that were previously unlimited could also become subject to an annual limitation.

The IRS could challenge the amount, timing and/or use of our net operating loss carry forwards.

The amount of our net operating loss carry forwards has not been audited or otherwise validated by the IRS. The IRS could challenge the amount, the timing and/or our use of our net operating losses, which if successful, could significantly limit our ability to utilize a portion or all of our net operating loss carry forwards. In addition, calculating whether an ownership change has occurred, for tax purposes, is subject to inherent uncertainty, both because of the complexity and ambiguity of Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our utilizable net operating loss carry forwards could be changed as a result of a successful challenge by the IRS or as a result of our learning of new information about the ownership of, and transactions in, our securities.

Possible changes in legislation could negatively affect our ability to use the tax benefits associated with our net operating loss carry forwards.

The rules relating to United States federal income taxation are constantly under review by persons involved in the legislative and administrative rulemaking processes, and by the IRS and the United States Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Future revisions in United States federal tax laws and interpretations thereof could adversely impair our ability to use some or all of the tax benefits associated with our net operating loss carry forwards.

If we are unable to make acquisitions or there are delays in finding suitable acquisition targets, WMIHC may never achieve profitability or it could adversely affect the value of the Company.

Our ability to successfully execute an acquisition strategy will impact our ability to achieve profitability and grow our business. There can be no assurances that we will be successful in this endeavor. WMIHC’s inability to make acquisitions may impair WMIHC’s ability to achieve profitability. Even if WMIHC does achieve profitability, WMIHC may not be able to sustain or increase profitability on a quarterly or annual basis. There may be a substantial period of time before we are able to invest and make suitable acquisitions. Delays we encounter in the selection, acquisition and/or development of targets could adversely affect our profitability and the value of the Company.

Our board of directors may change our investment strategy without shareholder approval, which could alter the nature of your investment.

Our board of directors is developing and reviewing its strategic and investment strategy for the Company and determining what is in the best interest of our shareholders. This strategy may change over time. The methods of implementing our strategy may vary, as trends emerge and new investment opportunities develop. Our strategy, the methods for its implementation, and our other objectives, may be altered by our board of directors without the approval of our shareholders. As a result, the nature of your investment could change without your consent.

Most of our credit facility may only be used for permitted acquisitions and permitted originations and it contains restrictive covenants that may restrict our ability to pursue our business strategies.

WMIHC has a senior secured multi-draw term loan with a four and one-half (4 1/2) year or five (5) year maturity, as applicable, a three (3) year availability period, and an aggregate original principal amount not to exceed $125.0 million, to be available to us in three tranches, namely, (i) the Tranche A Credit Facility (including the Tranche A-1 Term Loan) in the aggregate amount of $25.0 million and (ii) the Tranche B Credit Facility of $100.0 million. WMIHC may draw on the Tranche A Credit Facility to fund working capital and for general corporate purposes only and Tranche B Credit Facility only to fund “permitted acquisitions” and “permitted originations” (as such terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sectors.

Our credit facility restricts, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The credit facility also contains customary events of default. These covenants, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of its assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, our credit facility contains financial covenants relating to, among other things, interest coverage ratio, asset coverage ratio and financial performance as compared with WMIHC’s annual business plan. Our ability to comply with these covenants is subject to certain events outside of our control. If we are unable to comply with these covenants, the lenders under the credit facility could terminate their commitments and they could accelerate repayment of our outstanding borrowings, and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms. If we are unable to repay outstanding borrowings when due, the lenders under the credit facility will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the credit facility are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

We may need to raise additional capital for WMIHC in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

We currently believe that WMIHC’s current cash resources together with existing debt facilities will be sufficient to meet WMIHC’s anticipated needs for the next 12 months. However, we may need to raise additional capital sooner in order to acquire businesses or technologies. We may seek to raise additional capital through the issuance of equity or debt securities, or a combination thereof, in the public or private markets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for WMIHC’s business. Any future issuance of equity securities or securities convertible into equity would result in substantial dilution to WMIHC’s shareholders, and the securities issued in such a financing may have rights, preferences or privileges senior to those of WMIHC’s common stock or senior notes. Also as noted in this Annual Report on Form 10-K, the provisions of the Code and certain applicable United States Treasury regulations will limit the number of shares of stock we can sell from time to time without causing a limitation on our ability to use our net operating loss carry forwards to reduce our future tax obligations. If WMIHC raises additional funds by issuing debt, WMIHC may be subject to limitations on its operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available to WMIHC at the time that it seeks to raise additional capital, our ability to execute our business plan successfully may be negatively impacted.

Changes in disclosure laws or interpretations resulting in higher compliance costs are likely to adversely affect WMIHC’s future consolidated results of operations, financial position and cash flows.

Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations enacted by the SEC, are resulting in increased compliance costs. WMIHC, like all other public companies, is incurring expenses and diverting employees’ time in an effort to comply with such laws. WMIHC is an accelerated reporting company, and has completed the process of documenting its systems of internal control and has evaluated its systems of internal control. We expect to continue to devote the necessary resources, including internal and external resources, to support WMIHC’s assessment and disclosure obligations. In addition, during the bankruptcy, WMI adopted so-called “Modified Exchange Act Reporting” under the SLB 2. Upon emergence from bankruptcy, WMIHC continues to rely upon the guidance set forth in SLB 2 and we have filed and will continue to file the Exchange Act periodic reports for all periods that begin after the Effective Date of the Plan. If WMIHC is not able to follow the Modified Exchange Act Reporting under SLB 2, much more extensive historical disclosure requirements could be imposed on WMIHC, which would have a material adverse effect on the Company, including but not limited to, substantial compliance costs and sanctions. Compliance with different or evolving standards will result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities and could subject WMIHC to sanctions or investigation by regulatory authorities.

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

WMIHC has limited staffing resources and is highly dependent on its interim executive officers and certain key employees. WMIHC’s key employees are employed by WMIHC; however, its Interim Chief Executive Officer, Charles Edward Smith, is an employee of the Trust, and its Interim Chief Financial Officer, Timothy F. Jaeger, is a self-employed consultant engaged by the Company to provide financial reporting services. As of December 31, 2012, the Company had two employees. However, minimal staffing and any inability of WMIHC to engage new executive officers or key employees in the event its interim executive officers or key employees terminate employment could adversely impact operations or delay or curtail WMIHC’s objectives.

Business interruptions could limit WMIHC’s ability to operate its business.

WMIHC’s operations, as well as others on which WMIHC depends, are vulnerable to damage or interruption from fire; natural disasters, including earthquakes; computer viruses; human error; power shortages; telecommunication failures; international acts of terror; and similar events. WMIHC’s offices are located in Seattle, Washington and we currently share office space with and obtain certain key services from the Trust pursuant to a Transitions Services Agreement. The Transition Services Agreement has an initial term of six months and is subject to automatic renewal but may be terminated by either party upon 10 days’ prior notice after the initial term. Although we have certain business continuity plans in place, we have not established a formal comprehensive disaster recovery plan, and WMIHC’s back-up operations and business interruption insurance may not be adequate to compensate it for losses WMIHC may suffer. A significant business interruption including an unexpected termination of the Transition Services Agreement could result in losses or damages incurred by WMIHC and require the Company to cease or curtail its operations.

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

Our Articles and Bylaws contain significant transfer restrictions in relation to the transfer of our stock. These court-approved transfer restrictions have been adopted in order to protect our ability to utilize significant net operating loss carry forwards under and in accordance with regulations promulgated by the IRS. In particular, without the approval of our board of directors, (i) no person will be permitted to acquire, whether directly or indirectly, and whether in one transaction or a series of related transactions, our stock, to the extent that after giving effect to such purported acquisition (a) the purported acquirer or any other person by reason of the purported acquirer’s acquisition would become a Substantial Holder (as defined below) of any class of our stock, or (b) the percentage of stock ownership of a person that, prior to giving effect to the purported acquisition, is already a Substantial Holder of the class of stock sought to be acquired would be increased; and (ii) no Substantial Holder may dispose, directly or indirectly, of any shares without the consent of a majority of our board of directors. A “Substantial Holder” is a person that owns (as determined for NOL purposes) 4.75 percent of any class of our stock, including any instrument treated as stock for NOL purposes.

WMIHC’s common stock is trading over-the-counter on the OTCQB electronic quotation system without the support of WMIHC and caution is advised.

We do not currently intend to have any of our securities listed on an exchange or a national market. We note that our common stock currently trades over-the-counter on OTC Markets OTCQB electronic quotation system (“OTCQB”) on an unsolicited quote basis, meaning that all prices reflect unsolicited customer orders. Investors are cautioned that no firm is making a market in our stock and investors may have a difficult time selling our stock. We have not taken any steps or actions to list or otherwise facilitate any trading in our common stock. We remind shareholders and investors that we have no control over the trading of our securities on the OTCQB or otherwise, except for the restrictions on transfers contained in our Articles and our Bylaws.

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

WMIHC has 500,000,000 shares of common stock authorized for issuance and 5,000,000 shares of preferred stock authorized for issuance. As of March 11, 2013, WMIHC has 201,156,078 shares of its common stock issued and outstanding. The possibility of dilution posed by shares available for future sale could reduce the market price of WMIHC’s common stock and could make it more difficult for WMIHC to raise funds through equity offerings in the future.

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

One or more of the primary mortgage insurers with whom we do business is experiencing significant financial pressures and there can be no assurances that such insurers can withstand the current market and financial pressures they are facing. In fact, at least one counterparty is currently operating subject to state supervision. These factors could have negative consequences for WMMRC’s cash flows and WMMRC’s ability to pay dividends to WMIHC in the future, which in turn could adversely affect WMIHC’s ability to service the Runoff Notes.

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

Risks Related to the Runoff Notes

Any trading market that develops for the Runoff Notes may not be liquid; there are restrictions on transfers on the Second Lien Notes and the Runoff Notes are non-recourse.

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

In addition, the market for non-investment grade debt securities has historically been subject to disruptions that have caused price volatility independent of the operating and financial performance of the issuers of these securities. It is possible that any market for the Runoff Notes will be subject to these kinds of disruptions. Accordingly, declines in the liquidity and market price of the Runoff Notes may occur independent of operating and financial performance. The Second Lien Notes include certain restrictions on accumulation of 4.75 percent or more of the aggregate principal amount of such notes if such restrictions would not preclude the listing of such notes with the DTC.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Seattle, Washington. We lease office space for our two employees and share common area space with the Trust pursuant to the Transition Services Agreement (as amended, the “TSA”), dated as of March 22, 2012, by and between the Company and the Trust. Under the TSA, we have the right to request and utilize one additional office and four interior cubes for our employees and consultants as long as such space is available. See Note 8: Service Agreements and Related Party Transactions to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

Item 3.	Legal Proceedings.

Except as described below, for the period ended December 31, 2012, the Company was not a party to, or aware of, any pending legal proceedings or investigations against the Company requiring disclosure at this time.

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

WMMRC Litigation

With respect to the Company’s sole operating subsidiary, WMMRC, on October 22, 2007, lead plaintiffs Robert Alexander and James Reed filed a putative Class Action Complaint (the “Class Action Complaint”) in the United States District Court, Eastern District of Pennsylvania (the “Pennsylvania Action”) against WMMRC, WMI,

WMB and FSB, (collectively, the “Defendants”) alleging that the Defendants violated Section 8 of the Real Estate Settlement Procedures Act (“RESPA”), 12 U.S.C. § 2607, by collecting referral payments or unearned fees in the form of reinsurance premiums. Specifically, plaintiffs allege that the private mortgage insurance policies procured in connection with their loans are subject to captive reinsurance arrangements between private mortgage insurers and WMMRC. Plaintiffs have alleged that a percentage of the mortgage insurance premiums paid by borrowers are ceded to WMMRC, but that the risk assumed by WMMRC is not commensurate with the premiums that it receives. According to plaintiffs, these allegedly excessive reinsurance premiums were disguised kickbacks paid to WMI through the captive reinsurance arrangements in exchange for the placement of its primary mortgage business. The complaint seeks treble damages, attorney’s fees and defense costs.

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

In 2011, the parties reached a preliminary compromise and settlement in the Class Action Complaint. That compromise was subsequently memorialized in a written settlement agreement. Pursuant to the Federal Rules of Civil Procedure, the settlement must be approved by the United States District Court, Eastern District of Pennsylvania (the “District Court”). On June 4, 2012, Plaintiffs filed a motion for preliminary approval of the settlement and on June 25, 2012, the District Court entered an order preliminarily approving such settlement. In accordance with GAAP guidance on Loss Contingencies, in 2010 management recorded an accrual for estimated anticipated settlements of $4.0 million as a component of other liabilities on the balance sheet and as a component of general and administrative expenses on the statement of operations. On or about July 16, 2012, the settlement amount was deposited into a settlement distribution escrow account from which the settlement amount will be distributed to plaintiffs in accordance with the terms of the settlement agreement. Accordingly, the amount of the accrual relating to the settlement was zero as of December 31, 2012. A final hearing to approve the settlement of the Class Action Complaint was held on November 27, 2012 and the District Court issued an order finally approving the settlement on December 4, 2012. At December 31, 2011 the accrual corresponds to the $4.0 million settlement amount.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As described in Part I, Item 1. Business, on September 26, 2008 (the “Petition Date”), the Debtors filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. The Debtors emerged from Chapter 11 on March 19, 2012. On the Effective Date, all of the outstanding common stock and all other outstanding equity securities of the Predecessor, including all options and restricted stock awards, were cancelled pursuant to the terms of the Plan and WMIHC issued 200,000,000 shares of common stock pursuant to the terms of the Plan (“Successor Common Stock”). Because the value of one share of Successor Common Stock bears no relation to the value of one share of the Predecessor’s common stock (a new equity value established upon emergence) the following discussion contains information regarding Successor Common Stock.

Market Information

Successor’s Common Stock is currently quoted on the OTCQB under the trading symbol “WMIH.” Prior to September 25, 2008, Predecessor’s common stock traded on the New York Stock Exchange under the symbol “WM.” From September 26, 2009 through the Effective Date, shares of the Predecessor’s common stock were quoted on the over-the-counter market under the symbol “WAMUQ.”

Because the value of one share of Predecessor’s common stock bears no relation to the value of one share of Successor’s Common Stock, only the trading prices of Successor’s Common Stock are set forth below. The following table shows the range of reported high and low daily closing prices for the Successor Common Stock for each full quarterly period during 2012 from the OTC Pink and OTCQB. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2012	High	Low
Fourth Quarter	$.88	$.45
Third Quarter	$.58	$.46
Second Quarter	$.77	$.43
First Quarter (beginning March 19, 2012)	$1.00	$.90

On March 11, 2013, the price of Successor’s Common Stock traded on the OTCQB was high of $0.75 per share and low of $0.70 per share.

Holders

As of March 11, 2013, there were approximately 8,030 shareholders of record of WMIHC common stock. This does not reflect holders who beneficially own common stock held in nominee or street name.

Dividends

We did not declare or pay any dividends on our Successor Common Stock. The terms of our Financing Agreement restrict the payment of dividends on shares of common stock, and we do not anticipate paying such dividends at this time or for the foreseeable future. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. See also “Dividend Policy” under Note 3: Significant Accounting Policies of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K, and Note 10: Financing Arrangements of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

Sales of Unregistered Equity Securities

In connection with our emergence from Chapter 11 on March 19, 2012, pursuant to the Plan we issued 200,000,000 shares of our Successor Common Stock. See Item 1, Business—History and Organizational Structure—Bankruptcy Proceedings. Based on the Confirmation Order, the Company relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, the issuance of the new securities.

On October 18, 2012, WMIHC issued a total of 1,156,078 shares of restricted common stock to our seven directors (165,154 shares per director) under our 2012 Long-Term Incentive Plan. The restricted shares vest in three equal installments on March 19 of each year over a three year period (subject to continued service as a director through each vesting date and subject to certain stock ownership guidelines in which the director must at all times during service on the board hold shares of WMIHC’s stock equal to 50 percent of the aggregate number of shares awarded to the director as director compensation and that have vested, and such shares may not be sold without the prior approval of the Compensation Committee). We issued the shares relying on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Performance Graph

The following graph shows the cumulative total shareholder return for the Successor Common Stock during the period from March 19, 2012 to December 31, 2012. Five year historical data is not presented because we emerged from bankruptcy on March 19, 2012 and the stock performance of WMIHC’s common stock is not comparable to the performance of Predecessor common stock. The chart also shows the cumulative returns of (a) the Standard & Poor’s 500 Index (“S&P 500”) and (b) an index of two peer companies selected by the Company. The peer group is comprised of the following companies: MGIC Investment Corporation and Radian Group Inc. This peer group index will be subject to occasional change as WMIHC or its competitors change their focus, merge or are acquired, undergo significant changes, or as new competitors emerge. The comparison assumes $100 was invested on the Effective Date, in Successor Common Stock and in each of the indices shown and assumes that all dividends were reinvested.

The comparisons are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of the Successor Common Stock.

Date	3/19/2012	3/31/2012	6/30/2012	9/30/2012	12/31/2012
S&P 500	$100	$100	$97	$104	$103
WMIHC	$100	$90	$50	$51	$84
Peer	$100	$99	$65	$76	$106

Tax Attribute Preservation Provision

In order to preserve valuable tax attributes following emergence from bankruptcy, restrictions were included in our Amended and Restated Articles of Incorporation (“Articles”) and Amended and Restated Bylaws on transfers of Successor Common Stock. Until the Restriction Release Date (as defined in our Articles), unless approved by our board of directors, any attempted transfer of Successor Common Stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) of either (i) any person or group of persons shall become a “Substantial Holder” of the Company (as defined in the Articles); or (ii) the ownership interest of any Substantial Holder shall be increased. Additionally, until the Restriction Release Date, Substantial Holders cannot dispose of Successor Common Stock without the consent of our board of directors.

Item 6.	Selected Financial Data.

	Successor	Predecessor
(in thousands, except per share amounts)	Period from March 20, 2012 through December 31,	Period from January 1, 2012 through March 19,	Year Ended December 31,
	2012	2012	2011	2010
Statement of Operations Data:
Revenues:
Premiums earned	$14,394	$6,177	$34,784	$45,595
Net investment income	6,893	3,172	8,597	19,827

Total revenues	21,287	9,349	43,381	65,422

Expenses:
Losses and loss adjustment expenses	18,644	11,467	47,321	$60,078
Ceding commission expense	1,544	768	4,339	5,580
General and administrative expenses	4,637	547	2,594	6,862
Loss contract reserve fair market value change	(10,847)	—	—	—
Loss from contract termination	6,151	—	—	—
Interest expense	13,511	—	—	517

Total expenses	33,640	12,782	54,254	73,037

(Loss) income before federal income taxes	(12,353)	(3,433)	(10,873)	(7,615)
Federal income tax expense (benefit)	—	—	—	13,027

Net (loss) income	$(12,353)	$(3,433)	$(10,873)	$5,412

Basic and diluted net (loss) income per share attributable to common stockholders	$(0.06)	$(3,433.00)	$(10,873.00)	$5,412.00
Shares used in computing basic and diluted net (loss) income per share	200,000,000	1,000	1,000	1,000

Statement of cash flow data:
Net cash provided by (used in)
Operating activities	$(102,774)	$3,843	$(53,092)	$(69,986)
Investing activities	31,249	(4,471)	58,796	83,133
Financing activities	6,272	75,000	—	(12,511)

Balance Sheet data (as of end of period):
Cash and cash equivalents	$16,761	$82,014	$7,642	$1,938
Total assets	339,916	423,183	350,559	414,295
Notes payable	136,272	130,000	—	—
Losses and loss adjustment reserves	82,524	141,010	142,119	190,036
Loss contract fair market value reserve	52,217	63,064	—	—
Total shareholders’ equity	64,390	76,600	174,990	185,863

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

WMI Holdings Corp.

WMIHC is a holding company organized and existing under the law of the State of Washington. WMIHC, formerly known as Washington Mutual, Inc., is the direct parent of WMMRC and WMIIC. As of the Petition Date, WMIIC held a variety of securities and investments. Upon emergence from bankruptcy on the Effective Date, we had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode and we have not written any new business since September 26, 2008.

Prior to the Petition Date, WMI was a multiple savings and loan holding company that owned WMB and, indirectly, WMB’s subsidiaries, including FSB. As of the Petition Date, WMI also owned, directly or indirectly, several non-banking, non-debtor subsidiaries. Prior to the Petition Date, WMI was subject to regulation by the OTS. WMB and FSB, in turn, as depository institutions with federal thrift charters, were subject to regulation and examination by the OTS. In addition, WMI’s banking and non-banking subsidiaries were overseen by various federal and state authorities, including the FDIC.

On the Receivership Date, the OTS, by order number 2008-36, closed WMB, appointed the FDIC Receiver and advised that the FDIC Receiver was immediately taking possession of WMB’s assets. Immediately after its appointment as receiver, the FDIC Receiver sold substantially all the assets of WMB, including, among other things, the stock of FSB, to JPMC, pursuant to that certain Purchase and Assumption Agreement, effective September 25, 2008 (publicly available at http://www.fdic.gov/about/freedom/popular.html), in exchange for payment of $1.88 billion and the assumption of all of WMB’s deposit liabilities. As a result of this transaction, substantially all of the business and accounting records of WMI became the property of JPMC and WMIHC had extremely limited access to such records. The foregoing notwithstanding, over time, limited access to such records was obtained through information sharing arrangements. Access to WMMRC’s historical records was not significantly affected by WMB’s closure and receivership.

On the Petition Date, the Debtors each commenced with the Bankruptcy Court voluntary petitions for relief under Chapter 11 (Case No.08-12229 (MFW)).

On December 12, 2011, the Debtors filed with the Bankruptcy Court the Filed Plan and the Disclosure Statement. The Filed Plan was subsequently modified and, on February 24, 2012, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On March 19, 2012, the Plan was substantially performed and became effective.

As previously disclosed, the Plan provided for the distribution of cash, Runoff Notes, liquidating trust interests in the Trust and newly issued shares of WMIHC’s common stock, in each case to certain holders of claims against, or former equity interests in, the Debtors. On or about March 23, 2012, the Trust distributed approximately $6.5 billion in cash and other assets as contemplated by the Plan.

WMIHC is authorized to issue up to 500,000,000 shares of common stock, and up to 5,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. On the Effective Date of the Plan and pursuant to its terms, WMIHC issued 200,000,000 shares of common stock, with 194,670,501 shares issued to WMIHC’s new shareholders and 5,329,499 shares issued and deposited into the Disputed Equity Escrow (as discussed in the paragraph below) on the Effective Date. As of December 31, 2012, 4,347,399 shares of common stock remain on deposit in the Disputed Equity Escrow. On October 18, 2012, 1,156,078 shares of WMIHC’s common stock were issued under the 2012 Long-Term Incentive Plan to directors. As of December 31, 2012, 201,156,078 shares of WMIHC’s common stock were issued and outstanding and no shares of WMIHC’s preferred stock are issued or outstanding.

On the Effective Date, the Debtors (and now the Trust on behalf of the Debtors) continued to dispute whether the interests of certain former holders of “Equity Interests” or “Claims” (in each case as those terms are defined in the Plan) against the Debtors should be allowed. As a result, pursuant to the Plan, on the Effective Date, a “Disputed Equity Escrow” (as defined in the Plan) was created for the benefit of each holder of an “Disputed Equity Interest” (as such term is defined in the Plan). Such Disputed Equity Escrow was created to hold shares of WMIHC’s common stock (as well as any dividends, gains or income attributable in respect of such common stock) allocable, on a pro rata basis, to each holder of such a Disputed Equity Interest if and when such Disputed Equity Interest becomes an “Allowed Equity Interest” (as such term is defined in the Plan). All such Equity Interests will constitute Disputed Equity Interests pursuant to the Plan until such time, or from time to time, as each Disputed Equity Interest has been compromised and settled or allowed or disallowed by a final order of the Bankruptcy Court.

The Liquidating Trustee acts as escrow agent with respect to the Disputed Equity Escrow. Until such time as all of WMIHC’s common stock has been distributed from the Disputed Equity Escrow in accordance with the Plan (e.g., as a result of all Disputed Equity Claims becoming Allowed Equity Interests or all Disputed Equity Claims being disallowed), the Liquidating Trustee is vested with the authority to exercise voting or consent rights with respect to such stock; provided, however, that the Liquidating Trustee is obligated to vote or consent, as the case may be, as to such stock in the same proportion as all other holders of WMIHC’s common stock have voted or consented, in each case on an issue-by-issue basis. The Liquidating Trust has no right to or entitlement in any shares of common stock held in the Disputed Equity Escrow. Additionally, WMIHC does not have any right to, or interest in, any shares of common stock held by the Disputed Equity Escrow unless or until such time as WMIHC repurchases or otherwise acquires such common stock.

For more information regarding the Disputed Equity Escrow, see Section 26.3 of the Plan. For more information regarding the Plan and related matters, please refer to copies of the Disclosure Statement and Confirmation Order. Each of the Plan, the Disclosure Statement and the Confirmation Order were attached as exhibits 2.1, 2.2, and 2.3 to that certain Form 8-K filed by WMIHC on March 1, 2012.

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

WMMRC was organized to reinsure private mortgage insurance risk for seven primary mortgage insurers on loans originated or purchased by former subsidiaries of WMIHC. The seven primary mortgage insurers are UGRIC, GMIC, MGIC, PMI, Radian, RMIC and Triad.

Due to deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were terminated effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As such, effective September 26, 2008, WMMRC ceased assuming new mortgage risks from the primary carriers. Consequently, the Company’s continuing operations consist solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. Management does not believe any adjustments to the carrying values of assets and liabilities as reported in our financial statements are required as a result of the runoff status.

The reinsurance agreements with Triad and PMI were commuted on August 31, 2009 and October 2, 2012, respectively (see Note 5: Insurance Activity to the consolidated financial statements in Item 8 of this Annual

Report on Form 10-K for additional information on the PMI commutation). The PMI transaction resulted in a loss from contract termination of $6.2 million in the current period. In accordance with the commutation agreement between WMMRC and PMI, the trust assets were distributed in a manner such that PMI received $49.0 million in cash and WMMRC received all remaining trust assets equal to approximately $30.7 million.

WMIIC

WMIIC does not currently have any operations and is fully eliminated upon consolidation. Prior to September 26, 2008, WMIIC held a variety of securities and investments; however, such securities and investments were liquidated and the value thereof distributed in connection with implementing the Plan (see Note 2: Reorganization under Chapter 11 of the United States Bankruptcy Code to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Segments

The Company manages its business on the basis of one operating segment, mortgage reinsurance, in accordance with GAAP. Within the mortgage reinsurance segment, our current risks arise solely from the reinsurance of mortgage insurance policies that are placed on certain residential mortgage loans. The majority of these policies are required by mortgage lenders as a stipulation to approve the mortgage loans. The mortgage insurance policies protect the beneficiaries of the policy from all or a portion of default-related losses.

Business Strategy and Operating Environment

As previously disclosed, we retained Blackstone Advisory Partners L.P. (“Blackstone”) to assist WMIHC in developing our acquisition strategy and to provide financial advisory services in connection with potential transactions. Under the terms of the agreement, Blackstone is working with us to consider potential mergers, acquisitions or business combinations and is, assisting us with developing an acquisition strategy, identifying and evaluating strategic opportunities, collecting and analyzing information regarding potential target companies, determining the valuation of potential target companies and advising on capital-raising, if needed, to fund our external growth strategy. In connection with the foregoing, we may explore various financing alternatives to fund our external growth strategy, including improving our capital structure, which may include increasing, reducing and/or refinancing debt; pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing shareholders; launching an exchange offer; and pursuing other transactions involving our outstanding securities. There can be no assurance that any transaction will occur or if so, on what terms.

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

The nature of the reinsurance contracts are mainly excess-of-loss contracts whereby WMMRC takes a portion of the risk, usually 5 or 10 percent, with a stated attachment and exit point. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25 to 40 percent.

Beginning in 2006, the housing market and related credit markets experienced a downturn that in 2012 has shown initial signs of improvement. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities have occurred (and continue to occur), and deterioration in the credit performance of mortgage loans has occurred. In addition, the macro-economic environment during that period has demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains.

While the macro-economic outlook remains guarded, there are strong indications that the housing market has begun to rebound nationally. Recent reports show overall housing prices have increased somewhat on a year-over-year basis, and that housing sales in certain markets have increased, although they remain well below their long-run average. Nevertheless, despite these early signs of market improvement, WMMRC’s operating environment remains challenged as much of its results over the next several years will be directly affected by the significant inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in the accompanying consolidated financial statements describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, our values under fresh start accounting and the resulting loss contract fair market value reserve. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

The Company adopted fresh start accounting in accordance with ASC 852. (see Note 4: Fresh Start Accounting to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

Recently issued accounting standards and their impact on the Company have been presented under “New Accounting Pronouncements” in Note 3: Significant Accounting Policies to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Fresh Start Accounting

Under ASC 852, the application of fresh start accounting results in the allocation of reorganization value to the fair value of assets is required when (a) the reorganization value of assets immediately prior to confirmation of a plan of reorganization is less than the total of all post-petition liabilities and allowed claims and (b) the holders of voting shares immediately prior to the confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity. The Company adopted fresh start accounting as of the Effective Date, which represents the date on which all material conditions precedent to the effectiveness of the Plan were satisfied or waived as it believes that it satisfied both of the aforementioned conditions.

The Company’s Equity Value, upon emergence from bankruptcy, was determined to be $76.6 million, which represents management’s best estimate of fair value based on a calculation of the present value of the Company’s consolidated assets and liabilities as at March 19, 2012. As part of our fresh start reporting, we applied various valuation methodologies to calculate the reorganization value of the Successor. These methods included (a) the comparable company’s analysis, (b) the precedent transactions analysis and (c) the discounted cash flow analysis. The application of these methodologies requires certain key estimates, judgments and assumptions, including financial projections, the amount of cash available to fund operations and current market conditions. Such projections, judgments and assumptions are inherently subject to significant uncertainties and there can be no assurance that such estimates, assumptions and projections reflected in the valuation will be realized and actual results may vary materially.

A significant difference exists between the Equity Value determined by management and the value determined by the Bankruptcy Court in an opinion dated September 13, 2011 in which the Bankruptcy Court expressed its view with respect to the Company’s value (including the NOLs). While the NOL asset has been recorded on the Company’s opening balance sheet, management also has recorded a full valuation allowance relative to these assets. The valuation allowance was determined necessary as management is unable to identify potential earnings from its existing operations and assets which would allow the Company to benefit from the utilization of these NOLs now or in the future. In the event that earnings are recognized in future periods, the availability of NOLs could result in additional value to the shareholders. The utilization of NOLs may be subject to significant additional limits. For additional detail, see Note 7: Federal Income Taxes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. No cash will be used for Plan-related liabilities as the Company will not be liable for pre-petition claims under the terms of the Plan and the estimated minimum level of cash required for ongoing reserves was deducted from total projected cash to arrive at an amount of remaining or available cash. The Effective Date Equity Value of $76.6 million is intended to reflect a value that a willing buyer would pay for the Company’s assets immediately after emerging from bankruptcy.

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

Material differences exist with respect to the pre-petition operations and financial position of WMI and its subsidiaries as compared with the post-emergence operations and financial position of the Company. In order to address such differences, in preparing these and future financial statements, management has concluded that it is appropriate to use the financial information of the Company’s wholly-owned subsidiary, WMMRC. Information in the accompanying consolidated financial statements labeled as “Predecessor” refers to periods prior to the adoption of fresh start reporting, while those labeled as “Successor” refer to periods following the Company’s reorganization and emergence from bankruptcy.

Results of Operations for the years ended December 31, 2012, 2011 and 2010

As discussed in Note 3: Significant Accounting Policies to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the financial statements prior to March 19, 2012, are not necessarily comparable with the financial statements for periods on or after March 19, 2012; however, while there is a different basis of accounting post-emergence, substantially all of the operating assets and liabilities remain consistent between Predecessor and Successor. Accordingly, the results of operations below are made on a comparative basis for the years ended December 31, 2012, 2011 and 2010.

For the year ended December 31, 2012, we reported a net loss of $15.8 million, as compared to a net loss of $10.9 million and a net profit of $5.4 million reported for the same period in 2011 and 2010 respectively. The total revenue for the year ended December 31, 2012 was $30.6 million, compared to total revenue of $43.4 million and $65.4 million for the same periods in 2011 and 2010 respectively. The $12.8 million revenue decrease between 2011 and 2012 and the $34.8 million decreases in revenue comparing 2010 and 2012 are largely attributable to the operations of WMMRC in runoff mode. No new business is being undertaken and the revenues are expected to continue to decrease.

Underwriting expenses (defined as losses, loss adjustment expenses and ceding commission expenses) totaled $32.4 million for the year ending December 31, 2012. A decrease of $19.3 million and $33.3 million, respectively, compared to underwriting expenses of $51.7 million and $65.7 million, respectively, for the years ending December 31, 2011 and 2010. This trend is consistent with the runoff nature of the WMMRC subsidiary and is expected to continue. As more fully described in Note 3: Significant Accounting Policies to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (a) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (b) ceded case reserves and IBNR loss levels reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of December 31, 2012, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $52.2 million. The fair market value of this reserve was $0 at December 31, 2011 (as it was established at a value of $63.1 million as a result of our reorganization (described in Note 4: Fresh Start Accounting to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K)). The decrease in the loss contract fair market value reserve during the period from March 20, 2012 through December 31, 2012 totaled $10.9 million and resulted in a corresponding decrease in expense of the same amount. This change was partially the result of the commutation of PMI as more fully described in Note 5: Insurance Activity to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

For the year ended December 31, 2012, our investment portfolio reported net investment income of $10.1 million, as compared to net investment income of $8.6 million and $19.8 million for the years ended December 31, 2011 and 2010 respectively.

General and Administrative Expenses

For the year ended December 31, 2012, our general and administrative expenses totaled $5.2 million, compared to $2.6 million and $6.9 million during the same periods in 2011 and 2010. This is an increase in general and administrative expenses totaling $2.5 million for the same period in 2011 and a decrease of $1.8 million from general and administrative expenses in 2010. The increase in these expenses comparing 2012 to 2011 is primarily attributable to resuming public company financial reporting and filing of periodic reports under the Exchange Act after emerging from bankruptcy earlier this year. For the period ending December 31, 2010 these costs included a $4.0 million class action settlement which is described in Note 12: Pending Litigation to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Interest Expense

For the year ended December 31, 2012, we incurred $13.5 million of interest expense which is payable on the Runoff Notes. No such interest expense was incurred during the same period in 2011 due to the fact that the Runoff Notes were not issued and outstanding then. Interest expense of $0.5 million is reflected for the same period in 2010, this interest relates to interest payable to WMMRC’s parent under intercompany loans, this does not eliminate under our current financial reporting as WMMRC is considered the predecessor company as of December 31, 2010. Because sufficient “Runoff Proceeds” (as such term is defined in the Indentures) have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. As a result, $8.3 million of “PIK Notes” were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $3.7 million of interest was paid in cash. The remaining interest expense of $1.5 million is accrued interest since the last interest payment period. This accrued interest will be converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment.

Net Loss

Net loss for the year ended December 31, 2012 totaled $15.8 million compared to a net loss of $10.9 million for the same period in 2011 and a net profit of $5.4 million for the same period in 2010. The primary factors impacting the change in net income for the earlier periods compared to 2012 are summarized in the tables below.

2012 versus 2011 Summary of Change in Net Loss (in thousands)

	Year Ended December 31,
	2012	2011	% Change	$ Change
Components of change in net loss
Revenue	$30,636	$43,381	-29.4%	$(12,745)
Underwriting expenses	32,423	51,660	37.2%	19,237
General and administrative	5,184	2,594	-99.8%	(2,590)
Loss contract fair market value reserve change	(10,847)	—	N/A	10,847
Loss from contract termination	6,151	—	N/A	(6,151)
Interest Expense	13,511	—	N/A	(13,511)

Net (loss) income	$(15,786)	$(10,873)	-45.2%	$(4,913)

2012 versus 2010 Summary of Change in Net Loss (in thousands)

	Year Ended December 31,
	2012	2010	% Change	$ Change
Components of change in net loss
Revenue	$30,636	$65,422	-53.2%	$(34,786)
Underwriting expenses	32,423	65,658	50.6%	33,235
General and administrative	5,184	6,862	24.5%	1,678
Loss contract fair market value reserve change	(10,847)	—	N/A	10,847
Loss from contract termination	6,151	—	N/A	(6,151)
Interest Expense	13,511	517	-2513.3%	(12,994)

Net Income (Loss) before federal income taxes	$(15,786)	$(7,615)	-107.3%	$(8,173)

Income tax benefit	—	13,027	-100.0%	(13,027)
Net (loss) income	$(15,786)	$5,412	-391.7%	$(21,198)

2011 versus 2010 Summary of Change in Net Loss (in thousands)

	Year Ended December 31,
	2011	2010	% Change	$ Change
Components of change in net loss
Revenue	$43,381	$65,422	-33.7%	$(22,041)
Underwriting expenses	51,660	65,658	21.3%	13,998
General and administrative	2,594	6,862	62.2%	4,268
Interest Expense	—	517	100.0%	517

Net Income (Loss) before federal income taxes	$(10,873)	$(7,615)	-42.8%	$(3,258)
Income tax benefit	—	13,027	-100.0%	(13,027)
Net (loss) income	$(10,873)	$5,412	-300.9%	$(16.285)

Comprehensive income (loss)

The Company has no comprehensive income (loss) other than the net income (loss) disclosed in the consolidated statements of operations.

Net Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Successor	Predecessor
			Year ended December 31,
	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	2011	2010
Premiums assumed	$14,210	$6,130	$34,562	$45,271
Change in unearned premiums	184	47	222	324

Premiums earned	$14,394	$6,177	$34,784	$45,595

For the year ended December 31, 2012, premiums earned totaled $20.6 million, a decrease of $14.2 million and $25.0 million when compared to premiums earned during the same periods in 2011 and 2010. Revenues are expected to continue to decrease due to the runoff status of WMMRC.

Losses Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses incurred for the years ended December 31, 2012 and 2011, are provided in the following table:

	Successor	Predecessor
			Year ended December 31
	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	2011	2010
Losses incurred	$18,644	$11,467	$47,321	$60,078

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

For the years ended December 31, 2012, 2011 and 2010, the loss ratios for our business were 146 percent, 136 percent and 132 percent, respectively. The loss ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting profit or, in this case, loss.

The components of the liability for losses and loss adjustment reserves are as follows at December 31, 2012 and December 31, 2011 and December 31, 2010:

	Successor	Predecessor
	December 31, 2012	December 31, 2011	December 31, 2010
Case-basis reserves	$66,173	$132,970	$174,858
IBNR reserves	1,298	6,049	9,028
Premium deficit reserves	15,053	3,100	6,150

Total	$82,524	$142,119	$190,036

Losses and loss adjustment reserve activity are as follows for the periods ended December 31, 2012, 2011 and 2010:

	Successor	Predecessor	Predecessor
	December 31, 2012	December 31, 2011	December 31, 2010
Balance at January 1	$142,119	$190,036	$256,426
Incurred—prior periods	30,111	47,321	60,078
Paid—prior periods	(89,706)	(95,238)	(126,468)

Total	$82,524	$142,119	$190,036

Net Investment Income (Loss)

A summary of our net investment income (loss) for the years ended December 31, 2012 and 2011 is as follows:

	Successor	Predecessor	Predecessor
	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment income:
Amortization of premium or discount on fixed-maturity	$(1,837)	$(523)	$(2,750)	$(2,822)
Investment income on fixed-maturity securities	7,232	2,467	12,920	17,410
Interest income on cash and equivalents	161	3	49	47
Realized net gain (loss) from sale of investment	2,747	176	1,206	4,796
Unrealized (losses) gains on trading securities held at year end	(1,410)	1,049	(2,828)	396

Net investment income	$6,893	$3,172	$8,597	$19,827

Income Taxes

The Company has no current tax liability due as a result of its tax loss position for both the years ended December 31, 2012, 2011 and 2010. More detailed information regarding the Company’s tax position including net operating loss carry forwards is provided in Note 7: Federal Income Taxes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Code that apply to mortgage insurance companies. The Company, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the periods ending December 31, 2012, 2011 and December 31, 2010 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments. As of December 31, 2012, 2011 and 2010, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future. The amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are revised.

Investments

General

We currently hold investments at both WMIHC and WMMRC and the two portfolios consist entirely of fixed income instruments, including commercial paper and overnight money market funds totaling $311.1 million. In addition, the Company held $25.2 million restricted cash at December 31, 2012. The value of the consolidated Company’s total cash and investments decreased each of the past two years. Cash and investments totaled $345.1 and $406.6 million at December 31, 2011 and 2010, respectively.

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

During the years ended December 31, 2012, corporate securities that mature within 12 months were transferred from Level 2 to Level 1, given improved liquidity in capital markets for those securities.

Please refer to Note 6: Investment Securities to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information regarding our investment securities.

WMIHC

On the Effective Date, WMIHC received $75.0 million as contemplated by the Plan. We invested most of this amount in agency discount notes, corporate obligations and overnight money market funds. These investment securities are primarily scheduled to mature within six months after purchase and we intend to hold all investments to maturity. WMIHC’s investment portfolio is recorded at amortized cost which, in the case of much of our investment holdings, approximates fair value. As such, changes in unrealized gains and losses on investments held at the balance sheet date are recognized and reported as a component of net investment income on the statement of operations. At December 31, 2012, the portfolio was valued at $76.8 million. Approximately 90 percent of the portfolio consists of securities that will mature within the next 12 months and 10 percent of the securities will mature between one and three years.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the consolidated statements of income. At December 31, 2012, over 93 percent of WMMRC’s investment portfolio was held in five trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, including funds in overnight money market instruments, was valued at approximately $234.4 million. Approximately 20 percent of the portfolio consists of securities that will mature within the next 12 months and 41 percent of the securities will mature between one and five years, and the remaining 39 percent beyond five years.

Liquidity and Capital Resources

General

WMIHC is organized as a holding company with limited operations of its own. With respect to its own operations, WMIHC has limited continuing cash needs, other than with respect to the payment of administrative expenses and interest and principal payments on the Runoff Notes. Interest and principal payments on the Runoff Notes are payable solely from “Runoff Proceeds” (as defined in the Indentures) received by WMIHC from

WMMRC from time to time. Except in limited circumstances described in Note 9: Notes Payable to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the Runoff Notes are nonrecourse to WMIHC. See Note 9: Notes Payable to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. In addition, all of our significant operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs, but has been operating in runoff mode since the Petition Date. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIHC does not currently expect to pay dividends on our common shares.

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIHC as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIHC to satisfy its liquidity needs. Any dividend or payment by WMMRC to WMIHC must be approved by the Insurance Commissioner of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIHC’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments, fees paid to it by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Commissioner of the State of Hawaii, cash on hand and potential borrowings made under its existing Financing Agreement. In addition, subject to the terms of the Indentures, all dividends paid by WMMRC to WMIHC must first be used to make payments on the Runoff Notes.

Our sources of liquidity include premium receipts, investment income, cash on hand, investment securities and our $125.0 million financing facility. Because of the runoff nature of WMMRC’s business and the restrictions imposed on the Company by the Indentures, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest and principal obligations on the Runoff Notes (only if WMIHC is in receipt of Runoff Proceeds; otherwise WMIHC pays interest using the “payment-in-kind” (“PIK”) option available under the Indentures) and general administrative expenses.

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

WMMRC has net assets totaling $167.0 million and $175.0 million as of December 31, 2012 and 2011, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by the trust arrangements referenced earlier in this report, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 9: Notes Payable to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Capital Structure and Management

WMIHC’s capital structure consists of shareholders’ equity and $136.3 million of term debt, both of which were issued on the Effective Date.

On the Effective Date, all shares of common and preferred equity securities previously issued by Washington Mutual, Inc. were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of December 31, 2012, 201,156,078 shares of WMIHC’s common stock were issued and outstanding; no shares of its preferred stock are issued or outstanding.

We expect our existing capital structure is sufficient to sustain our current business operations and currently do not anticipate incurring additional indebtedness. The foregoing notwithstanding, the Company may, subject to market conditions, as well as limitations set forth in the documentation governing the Financing Agreement (described below) and Indentures (described below), determine to incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions. As previously announced we have retained Blackstone Advisory Partners, LP to act as our financial advisors and to assist us in developing an acquisition strategy.

While WMIHC is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of December 31, 2012, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Financing Agreement and the Indentures impose restrictions on WMMRC business activities. During the year ended December 31, 2012, WMMRC paid $35.3 million in dividends to WMIHC which were deposited into the Collateral Account (as defined below) and is being distributed in accordance with the Indentures.

Financing Agreement

As of March 19, 2012, a Financing Agreement was entered into by and among WMIHC, each current subsidiary of WMIHC and any additional subsidiary or person who later agrees to or becomes a Guarantor (each a “Guarantor” collectively, the “Guarantors”), the lenders, severally and not jointly, from time to time party hereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders (together with its successors and assigns, in such capacity, the “Agent”). The credit facility established by the Financing Agreement may be used for only certain specific purposes.

The facility consists of (a) a tranche A term loan and a tranche A-1 term loan in the aggregate principal amount of $25.0 million and (b) a tranche B term loan in the aggregate principal amount of $100.0 million. The proceeds of (a) the tranche A term loan and tranche A-1 term loan can be used to fund working capital and for general corporate purposes, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sector. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC. As of December 31, 2012, no loans are outstanding under the Financing Agreement. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired.

Notes Payable

On the Effective Date, WMIHC issued $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIHC and Wilmington Trust, National Association, as Trustee (the “First Lien Trustee”). Additionally, WMIHC issued $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIHC and Law Debenture Trust Company of New York, as Trustee (the “Second Lien Trustee” and, together with the First Lien Trustee, the “Trustees”). The Runoff Notes are scheduled to mature on March 19, 2030 and pay interest quarterly.

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

In connection with interest payments due and payable in respect of the Second Lien Notes on June 1, 2012, September 1, 2012, and December 1, 2012, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. In connection with interest payments due and payable in respect of the First Lien Notes on June 1, 2012, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes in lieu of making such interest payment in cash. The September 1, 2012 and December 1, 2012 interest payments on the First Lien Notes were paid in cash. The aggregate face amount of PIK Notes issued and outstanding as of December 31, 2012 totals approximately $8.3 million. Outstanding amounts under these notes totaled approximately $136.3 million as of December 31, 2012 and zero as of December 31, 2011 and 2010. Approximately $2.1 million of First Lien Notes principal was paid during the year ended December 31, 2012. Interest on First Lien Notes paid in cash totaled approximately $3.7 million during the year ended December 31, 2012 and zero during December 31, 2011 and 2010. On September 4, 2012, WMIHC received the Issuer Incremental Amount and Issuer Priority Amount (as such terms are defined in the Indentures) in accordance with the terms of the First Lien Indenture. On March 1, 2013, approximately $21.3 million of principal was paid on the First Lien Notes.

As of December 31, 2012 the Collateral Account contained $25.0 million of cash received from WMMRC which were used for future principal and interest payments. For more information on the ultimate use of these funds for payments of principal and interest on the Runoff Notes see Note 16: Subsequent Events to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations Commitments and Contingencies

WMMRC has engaged a Hawaiian-based service provider to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

On March 19, 2012, WMIHC entered into an Investment Management Agreement with WMMRC. Under the terms of this agreement, WMIHC receives a fee from WMMRC equal to the product of (x) the ending dollar amount of assets under management during the calendar month in question and (y) .002 divided by 12. WMIHC is responsible for investing the funds of WMMRC based on applicable investment criteria and subject to rules and regulations to which WMMRC is subject. The Investment Management Agreement has been approved by the Insurance Commissioner of the State of Hawaii.

On March 19, 2012, WMIHC entered into an Administrative Services Agreement with WMMRC. Under the terms of this agreement, WMIHC receives from WMMRC a fee of $110,000 per month. WMIHC is responsible for providing administrative services to support, among other things, supervision, governance, financial administration and reporting, risk management, and claims management as may be necessary, together with such other general or specific administrative services that may be reasonably required or requested by WMMRC in the ordinary course of its business. The Administrative Services Agreement has been approved by the Insurance Commissioner of the State of Hawaii.

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $1.5 million for the period from March 20, 2012 to December 31, 2012 and zero for all other periods. The expense and related income eliminate on consolidation. These agreements are described above.

On March 23, 2012, WMIHC and the Trust entered into the TSA. Pursuant to the TSA, each party will make available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees and, initially, use for a limited time of the Company’s health insurance plan for its employees. The TSA was amended on September 24, 2012 and the term of the agreement was extended through March 31, 2013 subject to automatic renewal for successive additional three-month terms unless earlier terminated by either party upon at least 30 days’ written notice prior to the expiration of the term. Either party may terminate one or more of the services offered upon 10 days’ written notice to the other party.

In connection with implementing the Plan, certain holders of specified “Allowed Claims” had the right to elect to receive such holder’s “Pro Rata Share of the Common Stock Election”. Essentially, the Plan defines the “Pro Rata Share of the Common Stock Election” as ten million (10,000,000) shares of WMIHC’s common stock (i.e. five percent (5%)) issued and outstanding on the Effective Date. Holders exercising the foregoing election did so in lieu of receiving (i) 50% of such holder’s interest in and to certain litigation proceeds that could be realized by the Trust on account of certain claims and causes of action asserted by the Trust as contemplated by the Plan (“Litigation Proceeds”), and (ii) some or all of the Runoff Notes to which such holder may be entitled (if such holder elected to receive Runoff Notes in accordance with the terms of the Plan).

If a holder exercised the election described above and, as a result of such election, received shares of WMIHC’s common stock, then such holder’s share of Runoff Notes to which the election was effective (i.e., One Dollar ($1.00) of original principal amount of Runoff Notes for each share of WMIHC’s common stock) were not issued. In addition, as a result of making the aforementioned election, such holders conveyed to, and WMIHC retains an economic interest in, the Litigation Proceeds equal to fifty percent (50%) of the Litigation Proceeds to which the electing holder otherwise would have been entitled and such holder’s rights in respect of distributions from the Trust will be adjusted to the extent Litigation Proceeds are received by WMIHC). Distributions, if any, to WMIHC on account of the foregoing will be effected in accordance with the Plan and Confirmation Order.

As of December 31, 2012, WMIHC had not received any Litigation Proceeds in connection with the foregoing. Given the speculative nature of litigation, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds.

See Note 4: Fresh Start Accounting to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of fees attributed to WMMRC in accordance with SAB Topics 1B and 1B1 which address common cost and expense allocations for pre-Effective Date periods in Fresh Start Accounting section.

As a result of the reorganization an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated at each reporting date for changes to its value. As of December 31, 2012, the loss contract fair market value reserve was analyzed and determined to be $52.2 million. This decrease in the loss contract fair market value reserve of $10.9 million resulted in a corresponding decrease in expenses of the same amount. The majority of the reduction resulted from the PMI commutation with the balance occurring due to changes in the timing and projected amounts of future losses from the remaining contracts. The fair market value of this reserve will ultimately be reduced to zero, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see Note 3: Significant Accounting Policies to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K and Note 4: Fresh Start Accounting to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

On October 2, 2012, the reinsurance agreement with PMI was commuted resulting in a loss from termination of $6.2 million. This loss was partially offset by the reduction in the loss contract fair market value reserve. The commutation additionally provided an increase in current period cash available for distribution. This additional cash was distributed from WMMRC to WMIHC and at December 31, 2012 was held in the Collateral Account. For additional information see Note 16: Subsequent Events to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are principally exposed to three types of market risk:

•	interest rate risk;

•	credit risk; and

•	liquidity risk.

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

At December 31, 2012, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on United States treasury yield) would have resulted in an estimated decrease in market value of 1.78 percent or approximately $5.5 million. At December 31, 2011, the impact on the Company’s fixed maturity portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.00 percent or approximately $6.9 million.

At December 31, 2012, the Company held $50.6 million of the Company’s fixed maturity portfolio in asset-backed and mortgage-backed securities, including those issued by United States government agencies. These assets are exposed to prepayment risk, which occurs when holders of underlying loans increase the frequency with which they prepay the outstanding principal before the maturity date and refinance at a lower interest rate cost. The adverse impact of prepayment is more evident in a declining interest rate environment. As a result, the Company will be exposed to reinvestment risk, as cash flows received by the Company will be accelerated and will be reinvested at the prevailing interest rates.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2012		At December 31, 2011
	0	+100	0	+100
Total Market/Fair Value ($000)	311,097	305,559	344,996	338,103
Market/Fair Value Change ($000)	0	-5,538	0	-6,893
Market/Fair Value Change (%)	0.00	-1.78	0.00	-2.00

Credit Risk: The Company’s primary credit risks result from investments in corporate bonds. We limit our credit exposure by purchasing high quality fixed income investments to maintain an average credit quality of AA- or higher for the overall investments and an aggregated weighted average credit quality of AAA for mortgage and commercial mortgage-backed issues. A1/P1 is the minimum rating at purchase for all of our short-term commercial paper positions. In addition, we have limited our exposure to any single issuer to 7 percent or less of total investments, excluding commercial paper, treasury and agency securities. Our minimum rating for investment at purchase is A3/A-. Where investments are downgraded below the minimum rating at purchase, we permit our investment managers to continue holding such securities subject to additional credit research and monitoring. As of December 31, 2012, 2.8 percent of the portfolio was rated below A3/A-; we did not have any exposure to non-investment grade securities; and we did not have an aggregate exposure to any single issuer of more than 5 percent of total investments, other than with respect to government securities.

Liquidity risk: Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments, including non-agency mortgage-backed securities which represent 3.4 percent of total cash and investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements in a period of market illiquidity, it may be difficult to sell the investments in a timely manner and may have to be disposed of for less than what may otherwise have been possible under other conditions. As of December 31, 2012, the Company had $79.0 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Please refer to in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources for additional information regarding our liquidity sources and management.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference from WMI Holdings Corp. Consolidated Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Interim Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of December 31, 2012. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2012, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

(1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and

(2) is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Burr Pilger Mayer, Inc., the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WMI Holdings Corp.:

We have audited the internal control over financial reporting of WMI Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, WMI Holdings Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows of WMI Holdings Corp. and its subsidiaries, and our report dated March 15, 2013 expressed an unqualified opinion.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 15, 2013

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding our executive officers is provided in Item 1. Business—Executive Officers of the Registrant in this Annual Report on Form 10-K. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled “Proposal 1: Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2013 annual meeting of shareholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2012 (the “2013 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Executive Compensation,” “Director Compensation for Fiscal 2012,” and “Report of the Compensation Committee” in the 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains information as of December 31, 2012 about equity securities authorized for issuance under our equity compensation plan:

Plan category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	- 0 -
Equity compensation plans not approved by security holders	- 0 -	- 0 -	843,922
Total	- 0 -	- 0 -	843,922

(1)

On the Effective Date, pursuant to the Plan and the Confirmation Order, all equity interests in WMI, including common stock and any options, warrants, calls, subscriptions or other similar rights or other agreements, commitments or outstanding securities obligations, were cancelled and extinguished.

For further information on our equity compensation plan, see Note 11: Capital Stock to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management—Stock Ownership Table” in the 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Proposal 1: Election of Directors” and “Committees and Meetings of the Board” in the 2013 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the section entitled “Matters Relating to Our Auditors” in the 2013 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of this Annual Report on Form 10-K are as follows:

1. Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	F-2

WMI Holdings Corp. and Subsidiaries Consolidated Balance Sheets—as of December 31, 2012 (Successor) and December 31, 2011 (Predecessor)	F-3

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Operations—for the periods from March 20, 2012 through December 31, 2012, (Successor), and January 1, 2012 through March 19, 2012 (Predecessor), and for the years ended December 31, 2011 (Predecessor), and December 31, 2010 (Predecessor)

F-4

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity—for the periods from March 20, 2012 through December 31, 2012, (Successor), and January 1, 2012 through March 19, 2012 (Predecessor), and for the years ended December 31, 2011 (Predecessor), and December 31, 2010 (Predecessor)

F-5

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Cash Flows—for the periods from March 20, 2012 through December 31, 2012, (Successor), and January 1, 2012 through March 19, 2012 (Predecessor), and for the years ended December 31, 2011 (Predecessor), and December 31, 2010 (Predecessor)

F-6

Notes to Consolidated Financial Statements	F-7

2. Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index, which immediately follows the F-pages of this Annual Report on Form 10-K. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2013	WMI HOLDINGS CORP.

	By:	/s/ CHARLES EDWARD SMITH
Charles Edward Smith
Interim Chief Executive Officer and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Charles Edward Smith and Michael Willingham, and each of them, his or her lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHARLES EDWARD SMITH Charles Edward Smith	Interim Chief Executive Officer (Principal Executive Officer)	March 15, 2013

/S/ TIMOTHY F. JAEGER Timothy F. Jaeger	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2013

/S/ MICHAEL WILLINGHAM Michael Willingham	Director Chairman of the Board	March 15, 2013

/S/ EUGENE DAVIS Eugene Davis	Director	March 15, 2013

/S/ MARK HOLLIDAY Mark Holliday	Director	March 15, 2013

/S/ DIANE BETH GLOSSMAN Diane Beth Glossman	Director	March 15, 2013

/S/ TIMOTHY R. GRAHAM Timothy R. Graham	Director	March 15, 2013

/S/ MICHAEL RENOFF Michael Renoff	Director	March 15, 2013

/S/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	March 15, 2013

WMI HOLDINGS CORP.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

WMI Holdings Corp. and Subsidiaries Consolidated Balance Sheets—as of December 31, 2012 (Successor) and December 31, 2011(Predecessor)	F-3

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Operations—for the periods from March 20, 2012 through December 31, 2012, (Successor), and January 1, 2012 through March 19, 2012 (Predecessor), and for the years ended December 31, 2011 (Predecessor), and December 31, 2010 (Predecessor)

F-4

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity—for the periods from March 20, 2012 through December 31, 2012, (Successor), and January 1, 2012 through March 19, 2012 (Predecessor), and for the years ended December 31, 2011 (Predecessor), and December 31, 2010 (Predecessor)

F-5

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Cash Flows—for the periods from March 20, 2012 through December 31, 2012, (Successor), and January 1, 2012 through March 19, 2012 (Predecessor), and for the years ended December 31, 2011 (Predecessor), and December 31, 2010 (Predecessor)

F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WMI Holdings Corp.

We have audited the accompanying consolidated balance sheets of WMI Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2012 (Successor) and December 31, 2011 (Predecessor), and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the period from March 20, 2012 through December 31, 2012 (Successor), the period from January 1, 2012 through March 19, 2012 (Predecessor) and each of the two years in the period ended December 31, 2011 (Predecessor). The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WMI Holdings Corp. and its subsidiaries as of December 31, 2012 (Successor) and December 31, 2011 (Predecessor), and the results of their operations and their cash flows for the period from March 20, 2012 through December 31, 2012 (Successor), the period from January 1, 2012 through March 19, 2012 (Predecessor) and each of the two years in the period ended December 31, 2011 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated balance sheets, on September 26, 2008 the Company filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. The Company’s Seventh Amended Plan was confirmed on February 24, 2012. The Plan was substantially consummated on March 19, 2012 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting on March 19, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 15, 2013

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Successor December 31, 2012	Predecessor December 31, 2011
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$201,660	$298,555
Cash equivalents held in trust	17,019	33,458

Total investments held in trust	218,679	332,013
Cash and cash equivalents	16,761	7,642
Fixed-maturity securities, at fair value	75,809	5,490
Restricted cash	25,169	—
Accrued investment income	1,698	2,622
Other assets	1,800	2,792

Total assets	$339,916	$350,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable—principal	$136,272	$—
Notes payable—interest	1,476	—
Losses and loss adjustment reserves	82,524	142,119
Losses payable	2,140	5,923
Unearned premiums	225	456
Accrued ceding commissions	136	329
Loss contract fair market value reserve	52,217	—
Other liabilities	536	26,742

Total liabilities	275,526	175,569

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $ 0.00001 par value, 5,000,000 authorized, zero outstanding as of December 31, 2012; Preferred stock of the Predecessor, none authorized or outstanding as of December 31, 2011.	—	—
Common stock, $ 0.00001 par value; 500,000,000 authorized, 201,156,078 shares issued and outstanding as of December 31, 2012; Common Stock of the Predecessor, $1 par value, 1,000 shares issued and outstanding as of December 31, 2011.	2	1
Additional paid-in capital	76,741	69,879
Retained earnings	(12,353)	105,110

Total shareholders’ equity	64,390	174,990

Total liabilities and shareholders’ equity	$339,916	$350,559

The accompanying notes are an integral part of the consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Successor	Predecessor	Predecessor	Predecessor
	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Revenues:
Premiums earned	$14,394	$6,177	$34,784	$45,595
Net investment income	6,893	3,172	8,597	19,827

Total revenues	21,287	9,349	43,381	65,422

Expenses:
Losses and loss adjustment expenses	18,644	$11,467	47,321	60,078
Ceding commission expense	1,544	768	4,339	5,580
General and administrative expenses	4,637	547	2,594	6,862
Loss contract reserve fair market value change	(10,847)	—	—	—
Loss from contract termination	6,151	—	—	—
Interest expense	13,511	—	—	517

Total expenses	33,640	12,782	54,254	73,037

(Loss) income before federal income taxes	(12,353)	(3,433)	(10,873)	(7,615)
Federal income tax benefit	—	—	—	13,027

Net (loss) income	$(12,353)	$(3,433)	$(10,873)	$5,412

Basic and diluted net (loss) income per share attributable to common stockholders	$(0.06)	$(3,433.00)	$(10,873.00)	$5,412.00
Shares used in computing basic and diluted net (loss) income per share	200,000,000	1,000	1,000	1,000

The accompanying notes are an integral part of the consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Total shareholders’ equity (deficit)
	Shares	Amount
Balance at January 1, 2010 (Predecessor)	1,000	$1	$69,879	$110,571	$180,451
Net (loss) income from January 1, 2010 to December 31, 2010	—	—	—	5,412	5,412

Balance at December 31, 2010 (Predecessor)	1,000	$1	$69,879	$115,983	$185,863

Net (loss) income from January 1, 2011 to December 31, 2011	—	—	—	(10,873)	(10,873)

Balance at December 31, 2011 (Predecessor)	1,000	$1	$69,879	$105,110	$174,990

Net (loss) income from January 1, 2012 to March 19, 2012	—	—	—	(3,433)	(3,433)

Balance at March 19, 2012 (Predecessor) (Unaudited)	1,000	1	69,879	101,677	171,557

Fresh Start Adjustments:
Allocated carve-out costs	—	—	—	23,108	23,108
Cancellation of Predecessor common stock	(1,000)	(1)	(69,879)	(124,785)	(194,665)
Issuance of common stock:
Common stock, $.00001 par value; 500,000,000 authorized, 200,000,000 shares issued and outstanding	200,000,000	2	76,598	—	76,600

Balance at March 19, 2012 (Successor)	200,000,000	2	76,598	—	76,600

Net (loss) income from March 20, 2012 to December 31, 2012	0	—	—	(12,353)	(12,353)
Issuance of common stock under restricted share compensation arrangement:	1,156,078	—	143	—	143

Common stock, $.00001 par value; 500,000,000 authorized, 201,156,078 shares issued and outstanding
Balance at December 31, 2012 (Successor)	201,156,078	2	76,741	(12,353)	64,390

The accompanying notes are an integral part of the consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor	Predecessor	Predecessor
	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flows from operating activities:
Net (loss) income	$(12,353)	$(3,433)	$(10,873)	$5,412
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities before reorganization activities:
Amortization of bond premium or discount	1,837	523	2,750	2,822
Net realized gain on sale of investments	(2,747)	(176)	(1,206)	(4,796)
Unrealized (gain) loss on trading securities	1,410	(1,049)	2,828	(396)
Equity-based compensation expense	143	—	—	—
Changes in assets and liabilities:
Accrued investment income	616	309	889	856
Other assets	1,588	(597)	1,385	162
Change in cash held in trust	9,230	7,209	3,998	(23,188)
Change in restricted cash	(25,169)	—	—	—
Losses and loss adjustment reserves	(58,485)	(1,109)	(47,917)	(66,390)
Losses payable	(5,445)	1,662	(6,498)	9,784
Unearned premiums	(184)	(47)	(222)	(324)
Accrued ceding commission expense	(330)	137	(259)	121
Accrued interest on notes payable	1,476	—	—	—
Loss contract fair market value reserve	(10,847)	—	—	—
Other liabilities	(3,514)	414	2,033	6,275

Total adjustments	(90,421)	7,276	(42,219)	(75,398)

Net cash provided by (used in) operating activities	(102,774)	3,843	(53,092)	(69,986)

Cash flows from investing activities:
Purchase of investments	(202,847)	(38,506)	(147,993)	(224,791)
Proceeds from sales and maturities of investments	234,096	34,035	206,789	307,924

Net cash provided by (used in) investing activities	31,249	(4,471)	58,796	83,133

Cash flows from financing activities:
Cash from (used in) reorganization activities:	—	75,000	—	—
Notes payable—principal repayments	(2,064)	—	—	—
Notes payable—principal issued	8,336	—	—	(12,511)

Net cash provided by (used in) financing activities	6,272	75,000	—	(12,511)
Increase (decrease) in cash and cash equivalents	(65,253)	74,372	5,704	636
Cash and cash equivalents, beginning of period	82,014	7,642	1,938	1,302

Cash and cash equivalents, end of period	$16,761	$82,014	$7 ,642	$1,938

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$3,699	$—	$—	$—

Supplementary disclosure of non-cash investing and financing activities:
Notes payable issued in lieu of cash interest payments	$8,336	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

WMI HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise indicated, financial information, including dollar values stated in the text of the notes to financial statements, is expressed in thousands.

References herein to the “Company”, “we”, “us”, “our” or “Successor” generally are intended to refer to WMI Holdings Corp. and its subsidiaries on a consolidated basis.

Note 1: The Company and its Subsidiaries

WMI Holdings Corp.

WMI Holdings Corp. (“WMIHC”) is a holding company organized and existing under the laws of the State of Washington. WMIHC, formerly known as Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC”), a Hawaii corporation, and WMI Investment Corp. (“WMIIC”), a Delaware corporation. As of the Petition Date (defined below), WMIIC held a variety of securities and investments. Upon emergence from bankruptcy on March 19, 2012, we had no operations other than WMMRC’s legacy reinsurance business which is being operated in runoff and has not written any new business since September 26, 2008.

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

WMMRC was organized to reinsure private mortgage insurance risk for seven primary mortgage insurers then offering private mortgage insurance on loans originated or purchased by certain former subsidiaries of WMI. The seven primary mortgage insurers are United Guaranty Residential Insurance Company (“UGRIC”), Genworth Mortgage Insurance Corporation (“GMIC”), Mortgage Guaranty Insurance Corporation (“MGIC”), PMI Mortgage Insurance Company (“PMI”), Radian Guaranty Incorporated (“Radian”), Republic Mortgage Insurance Company (“RMIC”) and Triad Guaranty Insurance Company (“Triad”).

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

The reinsurance agreements with Triad and PMI were commuted on August 31, 2009 and October 2, 2012, respectively. The PMI transaction resulted in a loss from contract termination of $6.2 million dollars in the current period. In accordance with the commutation agreement between WMMRC and PMI, the trust assets were distributed in a manner such that PMI received $49.0 million in cash and WMMRC received all remaining trust assets equal to approximately $30.7 million.

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

As previously disclosed, the Plan provided for the distribution of cash, Runoff Notes (as defined below), liquidating trust interests in WMI Liquidating Trust (the “Trust”) and newly issued shares of WMIHC’s common stock, in each case to certain holders of claims against, or former equity interests in, the Debtors. On or about March 23, 2012, the Trust distributed approximately $6.5 billion in cash and other assets as contemplated by the Plan.

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

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual reporting and also under SEC Staff’s Legal Bulletin No. 2, “Modified Exchange Act Reporting” for public companies reporting while in bankruptcy proceedings.

All significant intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Management has made significant estimates in certain areas, including valuing certain financial instruments and other assets, the determination of the contingent risk liabilities, and in determining appropriate insurance reserves. Actual results could differ substantially from those estimates.

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

Fair Value Option

The Company classifies fixed-maturity investments as trading securities pursuant to Financial Accounting Standards Board (“FASB”) Fair Value Option accounting guidance. Fixed-maturity investments treated as “hold-to-maturity” investments are not recorded under the fair value option, but rather are recorded at amortized cost which, in the case of much of our investment holdings, approximates fair value. As such, changes in unrealized gains and losses on investments held at the balance sheet date are recognized and reported as a component of net investment income on the statement of operations. The Company believes Fair Value Option accounting provides better matching of investment earnings to potential cash flow generated from the investment portfolio and reduces subjectivity related to evaluating other-than-temporary impairment on the Company’s investment portfolio.

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

The three levels of the hierarchy are as follows:

Level 1—Inputs to the valuation methodology are quoted prices for identical assets or liabilities traded in active markets.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market corroborated inputs.

Level 3—Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use.

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

Cash Equivalents and Investments Held in Trust

Cash equivalents which include highly liquid overnight money market instruments and fixed-maturity securities, are held in trust for the benefit of the primary insurers as more fully described in Note 4: Fresh Start Accounting, and Note 5: Insurance Activity and the following information regarding restrictions on distribution of net assets of subsidiaries.

Third Party Restrictions on Distribution of Net Assets of Wholly-Owned Subsidiaries

The net assets of WMMRC are subject to restrictions from distribution from multiple sources including the primary insurers who have approval control of distribution from the trust, the Insurance Commissioner of the State of Hawaii who have approval control prior to distributions or intercompany advances, and additional restrictions as described in Note 9: Notes Payable.

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, expected dividends to policy holders, unamortized deferred acquisition costs, and maintenance costs exceed unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $15.1 million $3.1 million as of December 31, 2012 and 2011, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, U.S. Treasury bills and overnight investments. Except as described above in Cash Equivalents Held in Trust, the Company considers all amounts that are invested in highly liquid over-night money market instruments to be cash equivalents. The FDIC insures amounts on deposit with each financial institution up to limits as prescribed by law. The Company may hold funds with financial institutions in excess of the FDIC insured amount, however, the Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted cash

Restricted cash consists of amounts held for the express purposes of paying principal and interest on the Runoff Notes or other uses permitted under the terms and conditions governing the Company’s financing arrangements.

Ceding Commission Expense

The Company is required to pay a ceding commission to certain primary insurers pursuant to certain reinsurance agreements.

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserve includes case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company utilizes the findings of an independent consulting actuary. The consulting actuary estimates ultimate loss rates based upon industry data and claims and exposure data provided by the primary mortgage insurance carriers and assumptions of prepayment speed relative to loans reinsured by the Company. The fully developed ultimate loss rates are then applied to cumulative earned premium and reduced for cumulative losses and loss adjustment expenses paid to arrive at the liability for unpaid losses and loss adjustment expenses. Actuarial methods utilized by the consulting actuary to derive the ultimate loss rates, include the loss development method, simulated loss development method, Bornhuetter-Ferguson method and simulated Bornhuetter-Ferguson method on a paid and incurred basis. Due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (x) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (y) ceded case reserves and IBNR levels reported by the primary mortgage guaranty carriers as of December 31, 2012 and 2011, respectively. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond management’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

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

Comprehensive Income (Loss)

The Company has no comprehensive income (loss) other than the net income (loss) disclosed in the consolidated statement of operations.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents (of which we had zero). If common share equivalents existed, in periods where there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common share equivalents would be antidilutive.

Share based compensation

On May 22, 2012, WMIH’s board of directors approved the 2012 Long-Term Incentive Plan (the “2012 Plan”) to award restricted stock to its non-employee directors and to have a plan in place for awards to executives and others in connection with the Company’s operations and future strategic plans. A total of 2 million shares of common stock were reserved for future issuance under the Plan, which became effective upon the board of directors approval on May 22, 2012. The 2012 Plan provides for the granting of restricted shares and other cash and share based awards. The value of restricted stock is determined using the fair market value of the shares on the issuance date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the carrying amounts and tax bases of assets and liabilities and losses carried forward and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates and laws applicable to the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized.

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Penalties and interest, of which there are none, would be reflected in income tax expense. Tax years are open to the extent the Company has net operating loss carry-forwards available to be utilized currently.

Dividend Policy

WMIHC currently has no plans to pay a dividend. The Financing Agreement includes restrictions related to the payment of dividends.

New Accounting Pronouncements

On October 1, 2012 the FASB issued Accounting Standards Update No. 2012-04 Technical Corrections and Improvements which includes changes to clarify the codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This standard is effective for periods beginning after December 15, 2012 for public entities. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations, or disclosure requirements.

On August 27, 2012 the FASB issued Accounting Standards Update 2012-03 Technical Amendments and Corrections to SEC Sections Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This standard is effective upon publication for public entities. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations, or disclosure requirements.

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

The Company’s reorganization value (the “Equity Value”), upon emergence from bankruptcy, was determined to be $76.6 million, which represents management’s best estimate of fair value based on a calculation of the present value of the Company’s consolidated assets and liabilities as at March 19, 2012. As part of our fresh start reporting, we applied various valuation methodologies to calculate the reorganization value of the Successor. These methods included (a) the comparable company’s analysis, (b) the precedent transactions analysis and (c) the discounted cash flow analysis. The application of these methodologies requires certain key estimates, judgments and assumptions, including financial projections used by the Company, for example, to calculate and analyze losses attributable to reinsurance and other metrics, the amount of cash available to fund operations and current market conditions. Such projections, judgments and assumptions are inherently subject to significant uncertainties and there can be no assurance that such estimates, assumptions and projections reflected in the valuation will be realized and actual results may vary materially.

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

Material differences, including with respect to its business operations, financial performance, asset size and other factors, exist with respect to the pre-petition operations and financial position of WMI and its subsidiaries as compared with the post-emergence operations and financial position of the Company. In order to address such differences, in preparing these and future financial statements, management has concluded that it is appropriate to use the financial information of the Company’s wholly-owned subsidiary, WMMRC as the basis for its past and ongoing financial reporting. Information in these Financial Statements labeled as “Predecessor” refers to periods prior to the adoption of fresh start reporting, while those labeled as “Successor” refer to periods following the Company’s reorganization and emergence from bankruptcy.

Adjustments recorded to the Predecessor, after giving effect to the implementation of the Plan and to record assets and liabilities at fair value pursuant to the adoption of fresh start accounting are summarized below:

(dollars in thousands except per share amounts)	Predecessor March 19, 2012	Reorganization Adjustments (a)		Fair Value Adjustments (b)		Successor March 19, 2012
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$303,169	$—		$—		$303,169
Cash equivalents held in trust	26,249	—		—		26,249

Total investments held in trust	329,418	—		—		329,418
Cash and cash equivalents	7,014	75,000	(c)	—		82,014
Fixed-maturity securities, at fair value	6,049	—		—		6,049
Accrued investment income	2,313	—		—		2,313
Other assets	3,389	210,000	(d)	(210,000)	(i)	3,389

Total assets	$348,183	$285,000		$(210,000)		$423,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable—principal	$—	$130,000	(e)	$—		$130,000
Losses and loss adjustment reserves	141,010	—		—		141,010
Losses payable	7,585	—		—		7,585
Unearned premiums	409	—		—		409
Accrued ceding commissions	466	—		—		466
Loss contract fair market value reserve	—	—		63,064	(j)	63,064
Other liabilities	27,156	(23,109)	(f)	2	(f)	4,049

Total liabilities	176,626	106,891		63,066		346,583

Shareholders’ equity:
Common stock, $.00001 par value; 500,000,000 authorized, 200,000,000 shares issued and outstanding	—	2	(g)	—		2
Common stock, $1 par value, 1,000 shares issued and outstanding	1	—		(1)	(k)	—
Additional paid-in capital (Predecessor)	69,879	—		(69,879)	(l)	—
Additional paid-in capital (Successor)	—	154,998	(g)	(78,400)	(m)	76,598
Retained earnings	101,677	23,109	(h)	(124,786)	(n)	—

Total shareholders’ equity	171,557	178,109		(273,066)		76,600

Total liabilities and shareholders’ equity	$348,183	$285,000		$(210,000)		$423,183

The following notes relate to the table above and should be read in conjunction with the information in such table.

(a)	These adjustments are necessary to give effect to the Plan, including the receipt of cash proceeds associated with the contribution of cash from certain creditors, issuance of debt securities, issuance of 200 million shares of common stock and other transactions as contemplated under the Plan.

(b)	These adjustments are necessary to reflect assets and liabilities at fair value and elimination of Predecessor equity. The primary operating business of the Successor is the WMMRC subsidiary which has a net asset value higher than its Fair Market Value (“FMV”).
(c)	This adjustment reflects $75 million of cash contributed to the Company on the Effective Date by certain creditors.
(d)	This adjustment reflects the Court’s valuation of WMMRC of $140 million and additional value attributable to the NOLs. These items have been adjusted to FMV as part of the application of Fresh Start Accounting. The Court’s valuation is presented solely for information purposes, however, because management does not believe that the Court’s valuation necessarily reflects the actual or FMV of the Company’s assets and liabilities under GAAP. This adjustment is eliminated as described in (i) below.
(e)	This adjustment reflects the issuance of $130 million of Runoff Notes as described in Note 9: Notes Payable below.
(f)	This adjustment reflects eliminating an intercompany payable occurring from carve-out allocated costs related to historic charges allocated as if services had been performed and charged to the Predecessor in accordance with Staff Accounting Bulletin (“SAB”) Topic 1B and 1B1. The methodology for these charges is based on applying the current contractual relationships described in Note 8: Service Agreements and Related Party Transactions as if they had been in place since the formation of WMMRC. The impact on historic earnings is described in (h) below. Additionally, this eliminates the offsetting intercompany amount created when Predecessor common stock is eliminated.
(g)	This adjustment reflects the calculated value of the 200 million shares of common stock issued before adjusting for FMV as a result of Fresh Start Accounting. This amount results from the use of the Court-assigned (non-GAAP) values attributed to assets and liabilities which are then utilized in calculating the resulting balance attributable to equity. The common stock is recorded at par value calculated as 200 million shares at a par value of $0.00001 per share. The remainder of the value is then attributed to additional paid-in capital.
(h)	This adjustment increases the retained earnings of the Predecessor due to the elimination of the carve-out costs which decreased historic earnings of the Predecessor. The resulting intercompany payable is described in (f) above. These costs and the related retained earnings are eliminated as the costs were allocated in accordance with SAB Topics 1B and 1B1 and would have eliminated in consolidation.
(i)	This adjustment reflects the elimination of the Court assigned values described in (d) above. There has been no goodwill recorded as a result of this transaction. WMMRC is reported as the Predecessor and therefore is carried at FMV in individual line items. Management believes that the Court’s valuation was inconsistent with GAAP and such information related to such valuation is being presented here for informational purposes only. Therefore, elimination is required to present the opening balance sheet in accordance with GAAP.
(j)	This adjustment is required to reflect a loss contract fair market value reserve of $63.1 million relating to contractual obligations of WMMRC. This is in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The net assets or equity value of WMMRC totaled $171.6 million prior to reorganization and fair value adjustments. The elimination of the costs and intercompany payable allocated to the predecessor in accordance with SAB Topic 1B and 1B1 and described in (f) above increase the equity value to $194.7 million. The value of WMMRC was reduced by $63.1 million based upon the FMV analysis described above.

Predecessor retained earnings	$101,677
Adjustment for carve-out allocations	23,109

Predecessor adjusted retained earnings	124,786
Predecessor additional paid-in capital	69,879
Predecessor common stock eliminated in consolidation	(1)

Predecessor equity value	194,664
Fair market value of WMMRC	131,600

Loss contract fair market reserve allowance	$63,064

(k)	This adjustment reflects the elimination of common stock of the Predecessor.
(l)	This adjustment reflects the elimination of additional paid-in capital of the Predecessor.

(m)	This adjustment reflects the reduction of equity value resulting from fresh start accounting. It is comprised of a reduction (relative to Court assigned FMV) in WMMRC’s FMV totaling $8.4 million and the elimination of the Court assigned value of $70 million related to NOLs. Although the Company has substantial NOLs they are subject to a 100 percent valuation allowance as described in Note 7: Federal Income Taxes, and there can be no assurance the Company will be able to realize any benefit from the NOLs.

Fair market value of WMMRC (Court assigned)	$140,000
Fair market value of WMMRC	131,600

Fair market value reduction	8,400
Elimination of Court assigned value related to NOLs	70,000

Total change in fair market value affecting Equity Value	$78,400

Court assigned Equity Value recorded as additional paid-in capital	$154,998
Total change in fair market value affecting Equity Value	78,400

Additional paid-in capital at March 19, 2012	$76,598

(n)	This adjustment reflects the elimination of adjusted retained earnings of the Predecessor.

Predecessor retained earnings	$101,677
Adjustment for carve-out allocations	23,109

Predecessor adjusted retained earnings	$124,786

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

As security for the ceding insurers, WMMRC has entered into separate trust agreements with each of the primary mortgage insurance companies whereby a portion of the funds from premiums assumed are held in trust accounts for the benefit of each separate insurer. Pursuant to the terms of the reinsurance agreements, WMMRC is required to keep such assets in trust for a minimum of five (5) years and is subject to claims for up to ten (10) years from termination of obligations arising from the last year in which insurance business was written prior to runoff. Release of funds from the trust by WMMRC requires approval from the primary mortgage guaranty companies.

Premiums assumed and earned are as follows for the periods ended December 31, 2012, 2011 and 2010 respectively:

	Successor	Predecessor	Predecessor	Predecessor
	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Premiums assumed	$14,210	$6,130	$34,562	$45,271
Change in unearned premiums	184	47	222	324

Premiums earned	$14,394	$6,177	$34,784	$45,595

The components of the liability for losses and loss adjustment reserves are as follows as of December 31, 2012 and 2011:

	Successor	Predecessor	Predecessor
	December 31, 2012	December 31, 2011	December 31, 2010
Case-basis reserves	$66,173	$132,970	$174,858
IBNR reserves	1,298	6,049	9,028
Premium deficit reserves	15,053	3,100	6,150

Total	$82,524	$142,119	$190,036

Losses and loss adjustment reserve activity are as follows for the years ended December 30, 2012, 2011 and 2010:

	Successor	Predecessor	Predecessor
	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of period	$142,119	$190,036	$256,426
Incurred—prior periods	30,111	47,321	60,078
Paid or terminated—prior periods	(89,706)	(95,238)	(126,468)

Total	$82,524	$142,119	$190,036

The loss contract fair market reserve balance is analyzed and adjusted quarterly. The balances in the reserve was $52.2 million at December 31, 2012 and $0 at December 31, 2011 as the loss contract fair market reserve was established on March 19, 2012 at $63.1 million (as more fully described in Note 4—Fresh Start Accounting). The fair market value of this reserve was decreased by $10.9 million during the period ended December 31, 2012 resulting in a decrease in expense of $10.9 million. This change was partially the result of the commutation of PMI which was effective on October 2, 2012.

Note 6: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Trading Securities:
Obligations of U.S. government sponsored enterprises	$97,103	$1,416	$(156)	$98,363
Corporate debt securities	91,997	3,010	(34)	94,973
Commercial paper	54,949	—	—	54,949
Foreign corporate debt securities	18,305	379	(18)	18,666
Commercial mortgage-backed securities	10,541	64	(87)	10,518

Total fixed-maturity securities	272,895	4,869	(295)	277,469
Less total unrestricted fixed-maturity securities	75,659	168	(18)	75,809

Total fixed-maturity securities held in trust	$197,236	$4,701	$(277)	$201,660

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at December 31, 2011, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Trading Securities:
U.S. Treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored enterprises	122,874	2,029	(267)	124,636
Corporate debt securities	129,916	3,791	(845)	132,862
Foreign corporate debt securities	26,800	546	(117)	27,229
Commercial mortgage-backed securities	19,138	76	(146)	19,068

Total fixed-maturity securities	298,978	6,442	(1,375)	304,045
Less total unrestricted fixed-maturity securities	5,348	151	(9)	5,490

Total fixed-maturity securities held in trust	$293,630	$6,291	$(1,366)	$298,555

Amortized cost and estimated fair value of fixed-maturity securities at December 31, 2012 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2013	$82,371	$82,577
2014-2017	99,575	103,196
2018-2022	39,888	40,136
Thereafter	40,520	41,042
Mortgage-backed securities	10,541	10,518

Total fixed-maturity securities	$272,895	$277,469

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the periods ending December 31, 2012, 2011 and 2010, is summarized as follows:

	Successor	Predecessor	Predecessor	Predecessor
	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment income:
Amortization of premium or discount on fixed-maturity	$(1,837)	$(523)	$(2,750)	$(2,822)
Investment income on fixed-maturity securities	7,232	2,467	12,920	17,410
Interest income on cash and equivalents	161	3	49	47
Realized net gain (loss) from sale of investment	2,747	176	1,206	4,796
Unrealized (losses) gains on trading securities held at period end	(1,410)	1,049	(2,828)	396

Net investment income	$6,893	$3,172	$8,597	$19,827

The following tables show how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2012 and 2011:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored securities	$11,362	$87,001	$—	$98,363
Corporate debt securities	22,833	72,141	—	94,974
Commercial paper	54,948	—	—	54,948
Foreign corporate debt securities	1,001	17,665	—	18,666
Commercial mortgage-backed securities	—	10,518	—	10,518

Total	$90,144	$187,325	$—	$277,469

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Class of Security:
U.S. Treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored securities	42,927	81,709	—	124,636
Corporate debt securities	—	132,862	—	132,862
Foreign corporate debt securities	—	27,229	—	27,229
Commercial mortgage-backed securities	—	19,068	—	19,068

Total	$43,177	$260,868	$—	$304,045

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at end of the calendar quarter in which the reclassifications occur. During the year ended December 31, 2012, $17.7 million of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	2012		2011
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of Securities:
Corporate securities	$—	$16,745	$—	$—
Foreign corporate debt securities	—	1,001	—	—

Total Transfers	$—	$17,746	$—	$—

Note 7: Federal Income Taxes

For the year ended December 31, 2012, the Company recorded a loss of approximately $15.8 million. The Company has not recorded an income tax expense or benefit for the years ended December 31, 2012 or 2011. The Company recorded an income tax benefit for the period ended December 31, 2010 due to forgiveness of indebtedness exchanged for certain tax benefits.

	2012	2011	2010
Current federal income tax expense	$—	$—	33,401
Provision for doubtful federal income tax receivable	—	—	(46,428)
Deferred federal income tax (benefit) expense	—	—	—

Federal income tax benefit	$—	$—	$(13,027)

The items accounting for the difference between income taxes computed at the US federal statutory rate and our effecive rate were as follows:

	Successor	Predecessor	Predecessor	Predecessor
	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Income tax at the federal statutory rate of 35%	(35)%	(35)%	(35)%	(35)%
Effect of:
Tax benefit recovered from parent in bankruptcy	—	—	—	(610)
Fresh start accounting adjustments	—	—	(3)	(7)
Worthless stock deduction	(23,718)	—	—	—
Cancelation of debt	2,401	—	—	439
Reduction in NOL due to 382 Limitation	4,518	—	—	—
Change in valuation allowance	16,834	35	38	42

Effective Rate	— %	— %	— %	(171)%

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code that apply to mortgage insurance companies. WMIHC, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the year ending December 31, 2012, 2011 or 2010 associated with the Company’s tax liability from the preceding year.

On November 23, 2010, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), approved a Stipulation and Agreement between WMI and WMMRC that provides for the forgiveness of the note payable and associated accrued interest to WMI (WMMRC’s ultimate parent at that time) totaling $13.0 million at the date of the agreement, in exchange for certain tax benefits outstanding prior to WMI’s bankruptcy. Due to the WMI’s status in bankruptcy, WMMRC had deemed this uncollectible and expensed this future benefit in a prior year. As such, during 2010, WMMRC recorded a current tax benefit of $13.0 million.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, net operating losses and unrealized gains and losses on investments. As of December 31, 2012 and 2011, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future. The amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are revised.

The components of the net deferred tax asset as of December 31, 2012, 2011 and 2010, are as follows:

	2012	2011	2010
Deferred federal income tax asset:
Losses and loss adjustments expenses	$2,832	$4,097	$5,906
Net operating loss carryforward	2,088,461	5,013	43
Accruals and reserves	18,276	—	—
Accrual class action settlement	—	1,400	1,400

Total deferred federal income tax asset	2,109,569	10,510	7,349
Deferred federal income tax liabilities:
Net unrealized gains on investments	1,946	1,774	2,764
Total deferred federal income tax liabilities	1,946	1,774	2,764
Less: Valuation allowance	2,107,623	8,736	4,585

Net deferred federal income tax asset	$—	$—	$—

On March 19, 2012, WMIHC emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gives rise to an NOL for the current year. Under Section 382 of the Internal Revenue Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on March 19, 2012, and the Company’s ability to use the Company’s pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under IRC Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2012 is approximately $5.97 billion. At December 31, 2012 there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2029. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

The Company accounts for uncertain tax positions in accordance with the income taxes accounting guidance. The Company has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2008 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended December 31, 2012, 2011 and 2010.

Note 8: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaiian-based service provider to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIHC entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Total amounts incurred under these agreements totaled $1.5 million for the period from March 20, 2012 to December 31, 2012 and zero for all other periods. The expense and related income eliminate on consolidation. These agreements are described below.

On March 19, 2012, WMIHC entered into an Investment Management Agreement with WMMRC. Under the terms of this agreement WMIHC receives from WMMRC a fee equal to the product of (x) the ending dollar amount of assets under management during the calendar month in question and (y) .002 divided by 12. WMIHC is responsible for investing the funds of WMMRC based on applicable investment criteria and subject to rules and regulations to which WMMRC is subject. The Investment Management Agreement has been approved by the Insurance Commissioner of the State of Hawaii.

On March 19, 2012, WMIHC entered into an Administrative Services Agreement with WMMRC. Under the terms of this agreement, WMIHC receives from WMMRC a fee of $110 thousand per month. WMIHC is responsible for providing administrative services to support, among other things, supervision, governance, financial administration and reporting, risk management, and claims management as may be necessary, together with such other general or specific administrative services that may be reasonably required or requested by WMMRC in the ordinary course of its business. The Administrative Services Agreement has been approved by the Insurance Commissioner of the State of Hawaii.

On March 23, 2012, WMIHC and the Trust entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party will make available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees and, initially, limited use of the Company’s health insurance plan for its employees. The TSA was amended on September 24, 2012 and the term of the agreement was extended through March 31, 2013 subject to automatic renewal for successive additional three-month terms unless earlier terminated by either party upon at least 30 days’ written notice prior to the expiration of the term. Either party may terminate one or more of the services offered upon 10 days’ written notice to the other party.

In connection with implementing the Plan, certain holders of specified “Allowed Claims” had the right to elect to receive such holder’s “Pro Rata Share of the Common Stock Election”. Essentially, the Plan defines the “Pro Rata Share of the Common Stock Election” as ten million (10,000,000) shares of WMIHC’s common stock (i.e. five percent (5%)) issued and outstanding on the Effective Date. Holders exercising the foregoing election did so in lieu of receiving (i) 50% of such holder’s interest in and to certain litigation proceeds that could be realized by the Trust on account of certain claims and causes of action asserted by the Trust as contemplated by the Plan (“Litigation Proceeds”), and (ii) some or all of the Runoff Notes to which such holder may be entitled (if such holder elected to receive Runoff Notes in accordance with the terms of the Plan).

If a holder exercised the election described above and, as a result of such election, received shares of WMIHC’s common stock, then such holder’s share of Runoff Notes to which the election was effective (i.e., One Dollar ($1.00) of original principal amount of Runoff Notes for each share of WMIHC’s common stock) were not issued. In addition, as a result of making the aforementioned election, such holders conveyed to, and WMIHC retains an economic interest in, the Litigation Proceeds equal to fifty percent (50%) of the Litigation Proceeds to which the electing holder otherwise would have been entitled and such holder’s rights in respect of distributions from the Trust will be adjusted to the extent Litigation Proceeds are received by WMIHC). Distributions, if any, to WMIHC on account of the foregoing will be effected in accordance with the Plan and Confirmation Order.

As of December 31, 2012, WMIHC had not received any Litigation Proceeds in connection with the foregoing. Given the speculative nature of litigation, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds.

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

In connection with interest payments due and payable in respect of the Second Lien Notes on June 1, September 1and December 1, 2012, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. In connection with interest payments due and payable in respect of the First Lien Notes on June 1 and December 1, 2012, and WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes in lieu of making such interest payment in cash. The September 1, 2012 interest payments on the First Lien Notes were paid in cash. The aggregate face amount of PIK Notes issued and outstanding as of December 31, 2012 totals approximately $8.3 million.

Outstanding amounts under these notes totaled $136.3 million as of December 31, 2012 and zero as of December 31, 2011. Principal payments totaled $2.0 million and zero for the periods ended December 31, 2012 and 2011 respectively. At December 31, 2012 $25.0 million was held in the restricted cash account, this amount was subsequently used to pay principal and interest on the runoff notes as more fully described in Note 16: Subsequent Events.

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

The facility consists of (a) a tranche A term loan and a tranche A-1 term loan in the aggregate principal amount of $25.0 million and (b) a tranche B term loan in the aggregate principal amount of $100.0 million. The proceeds of (a) the tranche A term loan and tranche. A-1 term loan can be used to fund working capital and for general corporate purposes of the Company, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sectors. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. As of December 30, 2012, no loans were outstanding under the Financing Agreement.

Note 11: Capital Stock

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of blank check preferred stock, each with a par value of $0.00001 per share. 200,000,000 shares of common stock were issued by WMIHC pursuant to the Court approved Plan and in reliance on Section 1145 of the Bankruptcy Code on the Effective Date.

On October 18, 2012, 1,156,078 shares of restricted common stock were issued under the 2012 Long-Term Incentive Plan.

WMIHC issued restricted share grants to members of the board of directors totaling $550 thousand of aggregate intrinsic value during the year ended December 31, 2012, and zero for the years ended 2011 and 2010. The restricted shares vest over a three year period and the resulting unamortized value related to the unvested restricted share grant totals $407 thousand at December 31, 2012 and zero for the years ended December 31, 2011 and 2010. The unamortized value of $407 thousand at December 31, 2012 will be amortized over the next 2.2 years. Net stock-based compensation totaled $143 thousand for the year ended December 31, 2012 and zero for the years ended December 31, 2011 and 2010. The share grants were issued at the fair market value determined to be the trading price at the close of business on October 18, 2012, the date the grants were approved by the board of directors.

A summary of WMIHC’s restricted share award activity for the years ended December 31, 2012 and 2011 is presented below:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2011	—	$—	$—
Restricted stock awards granted	—	—	—
Restricted stock awards released or forfeited	—	—	—

Outstanding—December 31, 2011	—	—	—
Restricted stock awards granted	1,156,078	0.4761	550
Restricted stock awards released or forfeited	—	—	—

Outstanding—December 31, 2012	1,156,078	$0.4761	$550

Common Shares Subject to Repurchase—WMIHC has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. The restricted shares vest 1/3 per year over a three year period annually on March 19th. Until March 19, 2013, all of the restricted shares remain subject to repurchase. On March 19, 2013 385,360 of the shares will become vested assuming none are forfeited. WMIHC has the right to repurchase any unvested (but issued) shares of common stock at $0.0001 per share upon the termination of service in the case of a director. The shares subject to repurchase are not deemed to be issued for accounting purposes.

A summary of the Company’s restricted shares issued and subject to repurchase as of the years ended December 31, 2012 and 2011 is presented below:

Shares
Shares subject to repurchase—January 1, 2011	—
Unvested shares repurchased	—

Unvested shares—December 31, 2011	—
Shares issued subject to vesting during the period	1,156,078
Shares vested during the period	—

Unvested shares—December 31, 2012	1,156,078

As of December 31, 2012, 201,156,078 shares of WMIHC’s common stock were issued and outstanding. No shares of WMIHC’s preferred stock are issued or outstanding. See Note 14: Net (loss) Income Per Common Share for further information on shares used for EPS calculations.

Note 12: Pending Litigation

Except as described below, for the period ended December 31, 2012, the Company was not a party to, or aware of, any pending legal proceedings or investigations against the Company requiring disclosure at this time.

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

WMMRC Litigation

With respect to WMIHC’s sole operating subsidiary, WMMRC, on October 22, 2007, lead plaintiffs Robert Alexander and James Reed filed a putative Class Action Complaint (the “Class Action Complaint”) in the United States District Court, Eastern District of Pennsylvania (the “Pennsylvania Action”) against WMMRC, WMI, WMB and Washington Mutual Bank fsb (“FSB”, and collectively, the “Defendants”) alleging that the Defendants violated Section 8 of the Real Estate Settlement Procedures Act (“RESPA”), 12 U.S.C. § 2607, by collecting referral payments or unearned fees in the form of reinsurance premiums. Specifically, plaintiffs allege that the private mortgage insurance policies procured in connection with their loans are subject to captive reinsurance arrangements between private mortgage insurers and WMMRC. Plaintiffs have alleged that a percentage of the mortgage insurance premiums paid by borrowers are ceded to WMMRC, but that the risk assumed by WMMRC is not commensurate with the premiums that it receives. According to plaintiffs, these allegedly excessive reinsurance premiums were disguised kickbacks paid to WMI through the captive reinsurance arrangements in exchange for the placement of its primary mortgage business. The complaint seeks treble damages, attorney’s fees and defense costs.

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

In 2011, the parties reached a preliminary compromise and settlement in the Class Action Complaint. That compromise was subsequently memorialized in a written settlement agreement. Pursuant to the Federal Rules of Civil Procedure, the settlement must be approved by the United States District Court, Eastern District of Pennsylvania (the “District Court”). On June 4, 2012, Plaintiffs filed a motion for preliminary approval of the settlement and on June 25, 2012, the District Court entered an order preliminarily approving such settlement. In accordance with GAAP guidance on Loss Contingencies, in 2010 management recorded an accrual for estimated anticipated settlements of $4 million as a component of other liabilities on the balance sheet and as a component of general and administrative expenses on the statement of operations. On or about July 16, 2012, the settlement amount was deposited into a settlement distribution escrow account from which the settlement amount will be distributed to plaintiffs in accordance with the terms of the settlement agreement. Accordingly, the amount of the accrual relating to the settlement amount was zero as of December 31, 2012. A final hearing to approve the settlement of the Class Action Complaint was held on November 27, 2012 and the District Court issued an order finally approving the settlement on December 4, 2012. At December 31, 2011 the accrual corresponds to the $4 million settlement amount.

Note 13: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $167.0 million and $175.0 million as of December 31, 2012 and 2011 respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by trust agreements, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 9: Notes Payable.

Note 14: Net (loss) Income Per Common Share

Basic and diluted net (loss) income per share attributable to common shareholders is computed by dividing net (loss) income, excluding net (loss) income allocated to participating securities, by the weighted average number of shares outstanding less the weighted average of unvested restricted shares outstanding.

There were no dilutive effects from any equity instruments for any of the periods presented, therefore diluted net (loss) income per share was the same as basic net (loss) income for all periods presented. There were no participating shares for any period other than the period from March 20, 2012 to December 31, 2012.

The following table sets forth the compuation of basic and diluted net (loss) income per share:

(in thousands, except per share data):

	Successor	Predecessor	Predecessor	Predecessor
	Period from March 20, 2012 to December 31, 2012	Period from January 1, 2012 to March 19, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Numerator for basic and diluted net (loss) income per share:
Net (loss) income	$(12,353)	$(3,433)	$(10,873)	$5,412
Less: Net (loss) income allocated to participating securities	(18)	—	—	—

Net (loss) income attributable to common shareholders	$(12,335)	$(3,433)	$(10,873)	$5,412

Denominator for basic and diluted net (loss) income per share:
Weighted average share outstanding	200,298,083	1,000	1,000	1,000
Weighted average unvested restricted shares outstanding	(298,083)	—	—	—

Denominator for basic and diluted net (loss) income per share:	200,000,000	1,000	1,000	1,000

Basic and diluted net (loss) income per share attributable to common shareholders	$(0.06)	$(3,433.00)	$(10,873.00)	$5,412.00

Note 15: Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the year ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	Total Revenue	Net Income (Loss)	Earnings per share – basic and diluted
Successor
March 20 to March 31, 2012	$1,922	$472	$0.00
Second Quarter	7,447	(8,173)	(0.04)
Third Quarter	7,336	5,299	0.03
Fourth Quarter	4,582	(9,951)	(0.05)

Total	$21,287	$(12,353)	$(0.06)

Predecessor
January 1 to March 19, 2012	$9,349	$(3,433)	$(3,433.00)

Year Ended December 31, 2011
First Quarter	$10,823	$(1,891)	$(1,891.00)
Second Quarter	13,208	(1,368)	(1,368.00)
Third Quarter	9,103	(6,264)	(6,264.00)
Fourth Quarter	10,247	(1,350)	(1,350.00)

Total	$43,381	$(10,873)	$(10,873.00)

Note 16: Subsequent Events

On March 1, 2013, WMIHC paid holders of First Lien Notes approximately $25.0 million. This cash payment represented approximately $3.7 million in interest due and payable on the First Lien Notes in the ordinary course, as well as approximately $21.3 million of principal. The foregoing payment was possible as a result of cash received from WMMRC in connection with the commutation arrangements with PMI Mortgage Insurance Company (“PMI”) approved by the Insurance Commissioner of the State of Hawaii and previously disclosed in a Form 8-K filed by the Company with the SEC on October 9, 2012. This cash was transferred to WMIHC as restricted cash upon approval for distribution by the Insurance Commissioner of the State of Hawaii.

To effectuate the commutation, WMMRC entered into a Commutation and Release Agreement with PMI, dated July 17, 2012 and in accordance with that agreement, PMI was paid $49.0 million in cash and WMMRC was paid all cash and assets remaining in the trust account after the payment to PMI and each party was released from certain liabilities. WMMRC received $30.7 million from the commutation.

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Here- with

2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as modified by the Modification of Seventh Amended Plan dated January 9, 2012, the Second Modification of the Seventh Amended Plan dated January 12, 2012, and the Third Modification of Seventh Amended Plan dated February 16, 2012.	8-K	2.1	3/1/12

2.2	Disclosure Statement for the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011.	8-K	2.2	3/1/12

2.3	Order Confirming the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 24, 2012, as entered by the Court.	8-K	2.3	3/1/12

3.1	Amended and Restated Articles of Incorporation of WMI Holdings Corp., dated March 19, 2012.	8-K	3.1	3/23/12

3.2	Amended and Restated Bylaws of WMI Holdings Corp., dated March 19, 2012.	8-K	3.2	3/23/12

4.1	Senior First Lien Notes Indenture, dated as of March 19, 2012 by and between WMI Holdings Corp. and Wilmington Trust, National Association, as Trustee.	8-K	4.1	3/23/12

4.2	Senior Second Lien Notes Indenture, dated as of March 19, 2012 by and between WMI Holdings Corp. and Law Debenture Trust Company of New York, as Trustee.	8-K	4.2	3/23/12

10.1	Financing Agreement, dated March 19, 2012, by and among WMI Holdings Corp., as borrower, certain lenders party thereto, and U.S. Bank National Association as agent for the lenders.	8-K	10.1	3/23/12

10.2	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., Wilmington Trust, National Association, Law Debenture Trust Company of New York and U.S. Bank National Association.	8-K	10.2	3/23/12

10.3	Pledge and Security Agreement, dated March 19, 2012, by and among WMI Holdings Corp., WMI Investment Corp. and U.S. Bank National Association.	8-K	10.3	3/23/12

10.4	Intercreditor Agreement, dated March 19, 2012, by and among Wilmington Trust, National Association, Law Debenture Trust Company of New York, and U.S. Bank National Association.	8-K	10.4	3/23/12

10.5*	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Weijia “Vicky” Wu.	8-K	10.5	3/23/12

10.6*	Employment Agreement, dated March 22, 2012, by and between WMI Holdings Corp. and Peter Struck.	8-K	10.6	3/23/12

10.7*	Transition Services Agreement, dated March 23, 2012, by and between WMI Holdings Corp. and the Liquidating Trust.	8-K	10.7	3/23/12

10.8*	Amendment No. 1 To Transition Services Agreement, effective September 18, 2012, by and between WMI Holdings Corp. and the Liquidating Trust.	8-K	10.1	9/27/12

10.9*	Form of Indemnification Agreement.	8-K	10.8	3/23/12

10.10*	Engagement Agreement, effective May 28, 2012 entered into by and between WMI Holdings Corp. and CXO Consulting Group, LLC.	8-K	99.2	6/4/12

10.11	Amendment to Engagement Agreement, effective October 23, 2012 entered into by and between WMI Holdings Corp. and CXO Consulting Group, LLC.	8-K	99.1	10/25/12

10.12	Commutation and Release Agreement dated July 17, 2012 and effective October 2, 2012, by and between PMI Mortgage Insurance Co. and WM Mortgage Reinsurance Company, Inc.	8-K	10.1	10/9/12

10.13	Limited Waiver Agreement with First Indenture Trustee dated October 2, 2012, entered into by and between WMI Holdings Corp. and Wilmington Trust, National Association.	8-K	10.2	10/9/12

10.14	Limited Waiver Agreement with Second Indenture Trustee dated October 2, 2012, entered into by and between WMI Holdings Corp. and Law Debenture Trust Company of New York.	8-K	10.3	10/9/12

10.15	Consent, dated September 24, 2012 and effective October 2, 2012, granted by U.S. Bank National Association, as administrative agent for the lenders party to that certain Financing Agreement, dated March 9, 2012 (the “Financing Agreement”) and the lenders party to the Financing Agreement and accepted and acknowledged by WMI Holdings Corp., WMI Investment Corp. and WM Mortgage Reinsurance Company, Inc.	8-K	10.4	10/9/12

10.16*	Summary of Compensation Arrangements for Non-Employee Directors.				X

10.17*	2012 Long-Term Incentive Plan.				X

14	Code of Ethics.				X

21	List of Subsidiaries of Registrant.				X

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS+	XBRL Instance Document.	X

101.SCH+	XBRL Taxonomy Extension Schema Document.	X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Management Contract or Compensatory Plan or Arrangement.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.