Form 10-Q
period 2013-06-30
WMI HOLDINGS CORP.
filed 2013-08-09
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	201,156,078
(Class)	(Outstanding at August 8, 2013)

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Some of these risks are identified and discussed under Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ending December 31, 2012. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

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

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of June 30, 2013 and December 31, 2012

(in thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$177,407	$201,660
Cash equivalents held in trust	11,419	17,019

Total investments held in trust	188,826	218,679
Cash and cash equivalents	8,696	16,761
Fixed-maturity securities, at fair value	93,197	75,809
Restricted cash	3,089	25,169
Accrued investment income	1,779	1,698
Other assets	1,729	1,800

Total assets	$297,316	$339,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$116,435	$136,272
Notes payable - interest	1,261	1,476
Losses and loss adjustment reserves	66,028	82,524
Losses payable	1,981	2,140
Unearned premiums	1,649	225
Accrued ceding commissions	112	136
Loss contract fair market value reserve	51,230	52,217
Other liabilities	438	536

Total liabilities	239,134	275,526

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 authorized, zero outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.00001 par value; 500,000,000 authorized, 201,156,078 shares issued and outstanding as of June 30, 2013 and December 31, 2012	2	2
Additional paid-in capital	76,833	76,741
Accumulated deficit	(18,653)	(12,353)

Total shareholders’ equity	58,182	64,390

Total liabilities and shareholders’ equity	$297,316	$339,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the periods ended June 30, 2013 and June 30, 2012

(in thousands, except per share amounts)

(Unaudited)

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012
Revenues:
Premiums earned	$1,734	$5,268	$5,139	$6,287	$6,177
Net investment (loss) income	(2,708)	2,179	(2,012)	3,082	3,172

Net revenues	(974)	7,447	3,127	9,369	9,349

Expenses:
Losses and loss adjustment expenses (benefit)	(4,214)	9,424	(1,300)	10,037	11,467
Ceding commission expense	342	618	706	735	768
General and administrative expenses	1,614	1,316	3,034	1,473	547
Loss contract reserve fair market value change	—	—	(987)	—	—
Interest expense	3,768	4,262	7,974	4,825	—

Total expenses	1,510	15,620	9,427	17,070	12,782

(Loss) income before federal income taxes	(2,484)	(8,173)	(6,300)	(7,701)	(3,433)
Income tax expense (benefit)	—	—	—	—	—

Net (loss) income	$(2,484)	$(8,173)	$(6,300)	$(7,701)	$(3,433)

Basic and diluted net (loss) income per share attributable to common shareholders	$(0.01)	$(0.04)	$(0.03)	$(0.04)	$(3,433.00)
Shares used in computing basic and diluted net (loss) income per share	200,385,364	200,000,000	200,221,425	200,000,000	1,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

for the periods ended June 30, 2013 and December 31, 2012

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Total shareholders’ equity (deficit)
	Shares	Amount
Balance at January 1, 2012 (Predecessor)	1,000	$1	$69,879	$105,110	$174,990
Net (loss) income from January 1, 2012 to March 19, 2012	—	—	—	(3,433)	(3,433)

Balance at March 19, 2012 (Predecessor) (Unaudited)	1,000	1	69,879	101,677	171,557

Fresh Start Adjustments:
Allocated carve-out costs	—	—	—	23,108	23,108
Cancellation of Predecessor common stock	(1,000)	(1)	(69,879)	(124,785)	(194,665)
Issuance of common stock	200,000,000	2	76,598	—	76,600

Balance at March 19, 2012 (Successor)	200,000,000	2	76,598	—	76,600

Net (loss) income from March 20, 2012 to December 31, 2012	—	—	—	(12,353)	(12,353)
Issuance of common stock under restricted share compensation arrangement	1,156,078	—	143	—	143

Balance at December 31, 2012 (Successor)	201,156,078	2	76,741	(12,353)	64,390

Net (loss) income from January 1, 2013 to June 30, 2013	—	—	—	(6,300)	(6,300)
Vesting of common stock under restricted share compensation arrangement	—	—	92	—	92

Balance at June 30, 2013 (Successor)	201,156,078	$2	$76,833	$(18,653)	$58,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the periods ended June 30, 2013 and June 30, 2012

(in thousands)

(Unaudited)

	Successor	Successor	Predecessor
	Six months ended June 30, 2013	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012
Cash flows from operating activities:
Net (loss) income	$(6,300)	$(7,701)	$(3,433)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities before reorganization activities:
Amortization of bond premium or discount	1,084	756	523
Net realized (gain) loss on sale of investments	(13)	(271)	(176)
Unrealized (gain) loss on trading securities	4,587	(273)	(1,049)
Equity-based compensation expense	92	—	—
Changes in assets and liabilities:
Accrued investment income	(81)	(337)	309
Other assets	71	1,515	(597)
Change in cash held in trust	5,600	3,478	7,209
Change in restricted cash	22,080	—	—
Losses and loss adjustment reserves	(16,496)	(8,352)	(1,109)
Losses payable	(159)	(3,893)	1,662
Unearned premiums	1,424	(52)	(47)
Accrued ceding commission expense	(24)	(339)	137
Accrued interest on notes payable	(215)	1,445	—
Loss contract fair market value reserve	(987)	—	—
Other liabilities	(98)	67	414

Total Adjustments	16,865	(6,256)	7,276

Net cash provided by (used in) operating activities	10,565	(13,957)	3,843

Cash flows from investing activities:
Purchase of investments	(179,769)	(79,303)	(38,506)
Proceeds from sales and maturities of investments	180,976	40,743	34,035

Net cash provided by (used in) investing activities	1,207	(38,560)	(4,471)

Cash flows from financing activities:
Cash from reorganization activities	—	—	75,000
Notes payable – principal repayments	(21,282)	—
Notes payable – principal issued	1,445	3,380	—

Net cash provided by (used in) financing activities	(19,837)	3,380	75,000

Increase (decrease) in cash and cash equivalents	(8,065)	(49,137)	74,372
Cash and cash equivalents, beginning of period	16,761	82,014	7,642

Cash and cash equivalents, end of period	$8,696	$32,877	$82,014

Supplementary disclosure of cash flow information: Cash paid during the period:
Interest	$6,744	$—	$—

Supplementary disclosure of non-cash investing and financing activities:
Notes payable issued in lieu of cash interest payments	$1,445	$3,380	$—

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

Note 1: The Company and its Subsidiaries

WMI Holdings Corp.

WMI Holdings Corp. (“WMIHC”) is a holding company organized and existing under the law of the State of Washington. WMIHC, formerly known as Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC”), a Hawaiian corporation, and WMI Investment Corp. (“WMIIC”), a Delaware corporation. As described below, WMIHC is a successor to WMI, as and to the extent described in the Plan (defined below).

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

On September 25, 2008, the OTS, by order number 2008-36, closed WMB, appointed the FDIC as receiver for WMB (the “FDIC Receiver”) and advised that the FDIC Receiver was immediately taking possession of WMB’s assets. Immediately after its appointment as receiver, the FDIC Receiver sold substantially all the assets of WMB, including the stock of FSB, to JPMorgan Chase Bank, National Association (“JPMC”), pursuant to that certain Purchase and Assumption Agreement, Whole Bank, effective September 25, 2008, in exchange for payment of $1.88 billion and the assumption of all of WMB’s deposit liabilities. As a result of this transaction, substantially all of the business and accounting records of WMI became the property of JPMC and WMIHC had extremely limited access to such records. The foregoing notwithstanding, over time, limited access to such records was obtained through information sharing arrangements. Access to WMMRC’s historical records was not significantly affected by WMB’s closure and receivership.

On the Petition Date, WMI and WMIIC (together, referred to herein as the “Debtors”) each filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the District of Delaware (the “Court”) (Case No.08-12229 (MFW)).

On December 12, 2011, the Debtors filed with the Court the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Filed Plan”) and a related disclosure statement. The Filed Plan was subsequently modified and, on February 24, 2012, the Court entered an order (the “Confirmation Order”) confirming the Filed Plan as modified by such modifications (the “Plan”). On March 19, 2012 (the “Effective Date”), the Plan became effective and we emerged from bankruptcy with a new board of directors and certain new officers.

In connection with the Plan becoming effective, among other things:

•	approximately $6.5 billion was distributed to parties-in-interest on account of their allowed claims;

•	WMIHC received $75.0 million in cash from certain creditors;

•

WMIHC obtained access to a $125.0 million senior credit facility, approximately $25.0 million of which can be used for working capital and $100.0 million of which can be utilized in addition to the amount available for working capital for certain acquisitions and originations, subject to certain criteria and conditions set forth in the Financing Agreement (see Note 9: Financing Arrangements);

•

WMIHC issued: (a) $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIHC and Wilmington Trust, National Association, as Trustee; and (b) $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff

Notes”) under an indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIHC and Law Debenture Trust Company of New York, as Trustee; and with limited exceptions the Runoff Notes are solely payable from Runoff Proceeds Distributions (as defined in the Indentures) received by WMIHC from WMMRC and therefore, are generally nonrecourse to WMIHC (see Note 8: Notes Payable);

•

WMIHC issued 200,000,000 shares of common stock, of which 194,670,501 shares were issued to new WMIHC shareholders and 5,329,499 shares of common stock were issued and deposited into a Disputed Equity Escrow (as defined in the Plan); and

•

based on our analysis, we believe WMIHC experienced an ownership change under Section 382 of the Internal Revenue Code (the “Code”). Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a net operating loss carry forward (“NOL”) for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2012 was approximately $5.97 billion and at June 30, 2013 there was no limit under Section 382 of the Code on the use of these NOLs (see Note 6: Federal Income Taxes).

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

The reinsurance agreements with Triad and PMI were commuted on August 31, 2009 and October 2, 2012, respectively. The PMI transaction resulted in a loss from contract termination of $6.2 million in 2012. In accordance with the commutation agreement between WMMRC and PMI, the trust assets were distributed in a manner such that PMI received $49.0 million in cash and WMMRC received all remaining trust assets equal to approximately $30.7 million. In 2012, $25.0 million of this cash was transferred to WMIHC as restricted cash upon approval for distribution by the Insurance Commissioner of the State of Hawaii, and was paid out during the current year under the terms of the Indentures (as defined in Note 8: Notes Payable). This cash payment represented approximately $3.7 million in interest due and payable on the First Lien Notes in the ordinary course, as well as approximately $21.3 million of principal.

WMIIC

WMIIC does not currently have any operations and is fully eliminated upon consolidation. Prior to September 26, 2008, WMIIC held a variety of securities and investments; however, such securities and investments were liquidated and the value thereof distributed in connection with implementing the Plan.

Note 2: Significant Accounting Policies

Basis of Presentation

During the bankruptcy, WMI adopted so-called “Modified Exchange Act Reporting” under the Securities and Exchange Commission (the “SEC”) Staff’s Legal Bulletin No. 2 (“SLB 2”). Following the Effective Date, WMIHC continues to rely upon the guidance set forth in SLB 2 and we filed as of the Effective Date a Form 8-K pertaining to emergence from bankruptcy and subsequently filed a Form 8-K/A, which included WMIHC’s audited balance sheet as of the Effective Date. As provided under the SLB 2 Modified Exchange Act Reporting framework, WMIHC resumed filing periodic reports under the Exchange Act for all periods after the Effective Date of the Plan. Subsequent to the Effective Date, we have timely filed our Exchange Act periodic reports.

In connection with the foregoing, as of March 19, 2012, the Company adopted fresh start accounting in accordance with Accounting Standards Codification (“ASC”) 852-10, Reorganizations (as defined in Note 3: Fresh Start Accounting). The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements prior to March 19, 2012 are not comparable with the financial statements on or after March 19, 2012. Reference to “Successor” refers to the Company on or after the emergence from bankruptcy on March 19, 2012. Reference to “Predecessor” refers to WMMRC prior to the emergence from bankruptcy.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the SEC’s rules and regulations and, as discussed, also under SLB 2. Certain information and footnote disclosures normally included in the financial statements and prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures included are adequate.

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2013. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ended December 31, 2013.

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

The Company has recorded a liability related to a loss contract fair market value reserve (the “Reserve”) and applies Financial Accounting Standards Board (“FASB”) Fair Value Option accounting guidance to this liability. The Reserve was initially established in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The Company recorded this Reserve to properly value the net economic value of the WMMRC subsidiary as further described in Note 3: Fresh Start Accounting. As such, changes in the loss contract reserve at the balance sheet date are recognized and reported as a component of losses and loss adjustment expense in the statement of operations. The Company believes Fair Value Option accounting provides better matching of earnings to potential cash flow generated from the WMMRC operating business.

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

Cash Equivalents and Investments Held in Trust

Cash equivalents, which include highly liquid overnight money market instruments, and fixed-maturity securities are held in trust for the benefit of the primary insurers as more fully described in Notes 3: Fresh Start Accounting and Note 4: Insurance Activity and the following information regarding restrictions on distribution of net assets of subsidiaries.

Third Party Restrictions on Distribution of Net Assets of Wholly-Owned Subsidiaries

The net assets of WMMRC are subject to restrictions from distribution from multiple sources including the primary insurers who have approval control of distribution from the trust, the Insurance Commissioner of the State of Hawaii who has approval control prior to distributions or intercompany advances, and additional restrictions as described in Note 8: Notes Payable.

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The company has recorded unearned premiums totaling $1.6 million and $0.2 million as of June 30, 2013 and December 31, 2012, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $10.7 million and $15.1 million as of June 30, 2013 and December 31, 2012.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, U.S. Treasury bills and overnight investments. Except as described above in Cash Equivalents and Investments Held in Trust, the Company considers all amounts that are invested in highly liquid over-night money market instruments to be cash equivalents. The FDIC insures amounts on deposit with each financial institution up to limits as prescribed by law. The Company may hold funds with financial institutions in excess of the FDIC insured amount, however, the Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

Restricted cash consists of amounts held for the express purposes of paying principal and interest on the Runoff Notes (as defined in Note 8: Notes Payable) or other uses permitted under the terms and conditions governing the Company’s financing arrangements.

Ceding Commission Expense

The Company is required to pay a ceding commission to certain primary insurers pursuant to certain reinsurance agreements.

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserve includes case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company utilizes the findings of an independent consulting actuary. The consulting actuary estimates ultimate loss rates based upon industry data and claims and exposure data provided by the primary mortgage insurance carriers and assumptions of prepayment speed relative to loans reinsured by the Company. The fully developed ultimate loss rates are then applied to cumulative earned premium and reduced for cumulative losses and loss adjustment expenses paid to arrive at the liability for unpaid losses and loss adjustment expenses. Actuarial methods utilized by the consulting actuary to derive the ultimate loss rates, include the loss development method, simulated loss development method, Bornhuetter-Ferguson method and simulated Bornhuetter-Ferguson method on a paid and incurred basis. Due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (x) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (y) ceded case reserves and IBNR levels reported by the primary mortgage guaranty carriers as of June 30, 2013 and December 31, 2012, respectively. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond management’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Loss Contract Fair Market Value Reserves

A loss contract fair market value reserve relating to contractual obligations of WMMRC was established at March 19, 2012 as a result of applying Fresh Start Accounting (more fully described in Note 3: Fresh Start Accounting) and in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The fair market value of this reserve is analyzed quarterly and is adjusted accordingly. This adjustment to the reserve produces an expense or contra-expense in the statement of operations.

Fresh Start Accounting

The Company adopted fresh start accounting in accordance with ASC 852 (Reorganizations) (“ASC 852”). See Note 3: Fresh Start Accounting for a description of the Company’s application of this standard.

Comprehensive Income (Loss)

The Company has no comprehensive income (loss) other than the net (loss) income disclosed in the condensed consolidated statement of operations.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net (loss) income applicable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per common share is computed by dividing net (loss) income applicable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents (of which we had zero). If common share equivalents existed, in periods where there is a net loss, diluted loss per common share would be less than basic loss per common share, since the effect of including any common share equivalents would be antidilutive.

Share Based Compensation

On May 22, 2012, WMIHC’s board of directors approved the 2012 Long-Term Incentive Plan (the “2012 Plan”) to award restricted stock to its non-employee directors and to have a plan in place for awards to executives and others in connection with the Company’s operations and future strategic plans. A total of 2 million shares of common stock were reserved for future issuance under the Plan, which became effective upon the board of directors approval on May 22, 2012. The 2012 Plan provides for the granting of restricted shares and other cash and share based awards. The value of restricted stock is determined using the fair market value of the shares on the issuance date.

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

Dividend Policy

WMIHC had paid no dividends on or after the Effective Date and currently has no plans to pay a dividend. The Financing Agreement (as defined in Note 9: Financing Arrangements) includes restrictions related to the payment of dividends.

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

Note 3: Fresh Start Accounting

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

The Company’s reorganization value (“Equity Value”), upon emergence from bankruptcy, was determined to be $76.6 million, which represents management’s best estimate of fair value based on a calculation of the present value of the Company’s consolidated assets and liabilities as at March 19, 2012. As part of our fresh start reporting, we applied various valuation methodologies to calculate the reorganization value of the Successor. These methods included (a) the comparable company analysis, (b) the precedent transactions analysis and (c) the discounted cash flow analysis. The application of these methodologies requires certain key estimates, judgments and assumptions, including financial projections, the amount of cash available to fund operations and current market conditions. Such projections, judgments and assumptions are inherently subject to significant uncertainties and there can be no assurance that such estimates, assumptions and projections reflected in the valuation will be realized and actual results may vary materially.

A significant difference exists between the Equity Value determined by management and the value determined by the Court in an opinion dated September 13, 2011 in which the Court expressed its view with respect to the Company’s value (including the value of the NOLs). While the NOL asset has been recorded on the Company’s opening balance sheet at the value assigned by the Court, management also has recorded a full valuation allowance relative to these assets. The valuation allowance was determined to be necessary as management is unable to identify potential earnings from its existing operations and assets which would allow the Company to benefit from the utilization of these NOLs now or in the future. In the event that earnings are recognized in future periods, the availability of NOLs could result in additional value to the shareholders. The utilization of NOLs may be subject to significant additional limits. See Note 6: Federal Income Taxes for additional detail. No cash will be used for Plan-related liabilities as WMIHC is not liable for pre-petition claims under the terms of the Plan and the estimated minimum level of cash required for ongoing reserves was deducted from total projected cash to arrive at an amount of remaining or available cash. The Effective Date Equity Value of $76.6 million is intended to reflect a value that a willing buyer would pay for the Company’s assets immediately after emerging from bankruptcy.

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

Adjustments recorded to the Predecessor, after giving effect to the implementation of the Plan and to record assets and liabilities at fair value pursuant to the adoption of fresh start accounting are summarized below (dollars in thousands):

	Predecessor March 19, 2012	Reorganization Adjustments (a)		Fair Value Adjustments (b)		Successor March 19, 2012
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$303,169	$—		$—		$303,169
Cash equivalents held in trust	26,249	—		—		26,249

Total investments held in trust	329,418	—		—		329,418
Cash and cash equivalents	7,014	75,000	(c)	—		82,014
Fixed-maturity securities, at fair value	6,049	—		—		6,049
Accrued investment income	2,313	—		—		2,313
Other assets	3,389	210,000	(d)	(210,000	)(i)	3,389

Total assets	$348,183	$285,000		$(210,000)		$423,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$—	$130,000	(e)	$—		$130,000
Losses and loss adjustment reserves	141,010	—		—		141,010
Losses payable	7,585	—		—		7,585
Unearned premiums	409	—		—		409
Accrued ceding commissions	466	—		—		466
Loss contract fair market value reserve	—	—		63,064	(j)	63,064
Other liabilities	27,156	(23,109	)(f)	2	(f)	4,049

Total liabilities	176,626	106,891		63,066		346,583

Shareholders’ equity:
Common stock, $.00001 par value; 500,000,000 authorized, 200,000,000 shares issued and outstanding	—	2	(g)	—		2
Common stock, $1 par value, 1,000 shares issued and outstanding	1	—		(1	)(k)	—
Additional paid-in capital (Predecessor)	69,879	—		(69,879	)(l)	—
Additional paid-in capital (Successor)	—	154,998	(g)	(78,400	)(m)	76,598
Retained earnings	101,677	23,109	(h)	(124,786	)(n)	—

Total shareholders’ equity	171,557	178,109		(273,066)		76,600

Total liabilities and shareholders’ equity	$348,183	$285,000		$(210,000)		$423,183

The following notes relate to the table above and should be read in conjunction with the information in such table.

(a)	These adjustments are necessary to give effect to the Plan, including the receipt of cash proceeds associated with the contribution of cash from certain creditors, issuance of debt securities, issuance of 200 million shares of common stock and other transactions as contemplated under the Plan.

(b)	These adjustments are necessary to reflect assets and liabilities at fair value and elimination of Predecessor equity. The primary operating business of the Successor is the WMMRC subsidiary which has a net asset value higher than its Fair Market Value (“FMV”).

(c)	This adjustment reflects $75.0 million of cash contributed to the Company on the Effective Date by certain creditors.

(d)	This adjustment reflects the Court’s valuation of WMMRC of $140.0 million and additional value attributable to the NOLs. These items have been adjusted to FMV as part of the application of Fresh Start Accounting. The Court’s valuation is presented solely for information purposes, however, because management does not believe that the Court’s valuation necessarily reflects the actual or FMV of the Company’s assets and liabilities under GAAP. This adjustment is eliminated as described in (i) below.

(e)	This adjustment reflects the issuance of $130.0 million of Runoff Notes as described in Note 8: Notes Payable.

(f)	This adjustment reflects eliminating an intercompany payable occurring from carve-out allocated costs related to historic charges allocated as if services had been performed and charged to the Predecessor in accordance with Staff Accounting Bulletin (“SAB”) Topic 1B and 1B1. The methodology for these charges is based on applying the current contractual relationships described in Note 7: Service Agreements and Related Party Transactions as if they had been in place since the formation of WMMRC. The impact on historic earnings is described in (h) below. Additionally, this eliminates the offsetting intercompany amount created when Predecessor common stock is eliminated.

(g)	This adjustment reflects the calculated value of the 200 million shares of common stock issued before adjusting for FMV as a result of Fresh Start Accounting. This amount results from the use of the Court-assigned (non-GAAP) values attributed to assets and liabilities which are then utilized in calculating the resulting balance attributable to equity. The common stock is recorded at par value calculated as 200 million shares at a par value of $0.00001 per share. The remainder of the value is then attributed to additional paid-in capital.

(h)	This adjustment increases the retained earnings of the Predecessor due to the elimination of the carve-out costs which decreased historic earnings of the Predecessor. The resulting intercompany payable is described in (f) above. These costs and the related retained earnings are eliminated as the costs were allocated in accordance with SAB Topics 1B and 1B1 and would have eliminated in consolidation.

(i)	This adjustment reflects the elimination of the Court assigned values described in (d) above. There has been no goodwill recorded as a result of this transaction. WMMRC is reported as the Predecessor and therefore is carried at FMV in individual line items. Management believes that the Court’s valuation was inconsistent with GAAP and such information related to such valuation is being presented here for informational purposes only. Therefore, elimination is required to present the opening balance sheet in accordance with GAAP.

(j)	This adjustment is required to reflect a loss contract fair market value reserve of $63.1 million relating to contractual obligations of WMMRC. This is in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The net assets or equity value of WMMRC totaled $171.6 million prior to reorganization and fair value adjustments. The elimination of the costs and intercompany payable allocated to the Predecessor in accordance with SAB Topic 1B and 1B1 and described in (f) above increase the equity value to $194.7 million. The value of WMMRC was reduced by $63.1 million based upon the FMV analysis described above.

Predecessor retained earnings	$101,677
Adjustment for carve-out allocations	23,109

Predecessor adjusted retained earnings	124,786
Predecessor additional paid-in capital	69,879
Predecessor common stock eliminated in consolidation	(1)

Predecessor equity value	194,664
Fair market value of WMMRC	131,600

Loss contract fair market reserve allowance	$63,064

(k)	This adjustment reflects the elimination of common stock of the Predecessor.

(l)	This adjustment reflects the elimination of additional paid-in capital of the Predecessor.

(m)	This adjustment reflects the reduction of equity value resulting from Fresh Start Accounting. It is comprised of a reduction (relative to Court assigned FMV) in WMMRC’s FMV totaling $8.4 million and the elimination of the Court assigned value of $70 million related to NOLs. Although the Company has substantial NOLs they are subject to a 100 percent valuation allowance as described in Note 6: Federal Income Taxes, and there can be no assurance the Company will be able to realize any benefit from the NOLs.

Fair market value of WMMRC (Court assigned)	$140,000
Fair market value of WMMRC	131,600

Fair market value reduction	8,400
Elimination of Court assigned value related to NOLs	70,000

Total change in fair market value affecting Equity Value	$78,400

Court assigned Equity Value recorded as additional paid-in capital	$154,998
Total change in fair market value affecting Equity Value	78,400

Additional paid-in capital at March 19, 2012	$76,598

(n)	This adjustment reflects the elimination of adjusted retained earnings of the Predecessor.

Predecessor retained earnings	$101,677
Adjustment for carve-out allocations	23,109

Predecessor adjusted retained earnings	$124,786

Note 4: Insurance Activity

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

Premiums assumed and earned are as follows for the periods ended June 30, 2013 and 2012 respectively:

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012
Premiums assumed	$3,189	$5,224	$6,562	$6,235	$6,130
Change in unearned premiums	(1,455)	44	(1,423)	52	47

Premiums earned	$1,734	$5,268	$5,139	$6,287	$6,177

The components of the liability for losses and loss adjustment reserves are as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Case-basis reserves	$54,295	$66,173
IBNR reserves	1,022	1,298
Premium deficit reserves	10,711	15,053

Total	$66,028	$82,524

Losses and loss adjustment reserve activity are as follows for the six months ended June 30, 2013 and the year ended December 31, 2012:

	June 30, 2013	December 31, 2012
Balance at beginning of period	$82,524	$142,119
Incurred - prior periods	(1,300)	30,111
Paid - prior periods	(15,196)	(89,706)

Total	$66,028	$82,524

The loss contract fair market reserve balance is analyzed and adjusted quarterly. The balances in the reserve were $51.2 million at June 30, 2013 and $52.2 million at December 31, 2012. The loss contract fair market reserve was established on March 19, 2012 at $63.1 million (as more fully described in Note 3: Fresh Start Accounting). The fair market value of this reserve was decreased by $10.9 million during the year ended December 31, 2012 resulting in a decrease in expense of that amount for the year. The fair market value of this reserve was decreased by $1.0 million during the six months ended June 30, 2013, resulting in a corresponding decrease in expense of that amount for the period. There were no changes during the period from March 20, 2012 through June 30, 2012.

Note 5: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at June 30, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$72,849	$562	$(1,661)	$71,750
Corporate debt securities	102,209	1,955	(557)	103,607
Commercial paper	62,989	1	—	62,990
Foreign corporate debt securities	28,970	174	(288)	28,856
Commercial mortgage-backed securities	3,469	5	(73)	3,401

Total fixed-maturity securities	270,486	2,697	(2,579)	270,604
Less total unrestricted fixed-maturity securities – trading	20,405	254	(172)	20,487
Less total unrestricted fixed-maturity securities – held to maturity	72,710	—	—	72,710

Total fixed-maturity securities held in trust	$177,371	$2,443	$(2,407)	$177,407

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$97,104	$1,415	$(156)	$98,363
Corporate debt securities	91,997	3,011	(34)	94,974
Commercial paper	54,948	—	—	54,948
Foreign corporate debt securities	18,305	379	(18)	18,666
Commercial mortgage-backed securities	10,541	64	(87)	10,518

Total fixed-maturity securities	272,895	4,869	(295)	277,469
Less total unrestricted fixed-maturity securities – trading	14,246	168	(18)	14,396
Less total unrestricted fixed-maturity securities – held to maturity	61,413	—	—	61,413

Total fixed-maturity securities held in trust	$197,236	$4,701	$(277)	$201,660

Amortized cost and estimated fair value of fixed-maturity securities at June 30, 2013 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2013	$73,148	$73,167
2014-2017	124,916	126,578
2018-2022	42,272	40,983
Thereafter	26,681	26,475
Mortgage-backed securities	3,469	3,401

Total fixed-maturity securities	$270,486	$270,604

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the periods ending June 30, 2013 and 2012 is summarized as follows:

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(596)	$(669)	$(1,084)	$(756)	$(523)
Investment income on fixed-maturity securities	1,779	2,878	3,637	3,279	2,467
Interest income on cash and equivalents	5	15	9	15	3
Realized net gain (loss) from sale of investment	(121)	278	13	271	176
Unrealized (losses) gains on trading securities held at period end	(3,775)	(323)	(4,587)	273	1,049

Net investment income	$(2,708)	$2,179	$(2,012)	$3,082	$3,172

The following tables show how the Company’s investments are categorized in accordance with fair value measurement as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$11,211	$60,539	$—	$71,750
Corporate debt securities	21,302	82,305	—	103,607
Commercial paper	62,990	—	—	62,990
Foreign corporate debt securities	1,537	27,319	—	28,856
Commercial mortgage-backed securities	—	3,401	—	3,401

Total fixed maturity securities	97,040	173,564	—	270,604
Money market funds	19,784	—	—	19,784

Total	$116,824	$173,564	$—	$290,388

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$11,362	$87,001	$—	$98,363
Corporate debt securities	22,833	72,141	—	94,974
Commercial paper	54,948	—	—	54,948
Foreign corporate debt securities	1,001	17,665	—	18,666
Commercial mortgage-backed securities	—	10,518	—	10,518

Total fixed maturity securities	90,144	187,325	—	277,469
Money market funds	33,628	—	—	33,628

Total	$123,772	$187,325	$—	$311,097

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at end of the calendar quarter in which the reclassifications occur. During the six months ended June 30, 2013 and the year ended December 31, 2012, $6.3 million and $17.7 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	Six months ended June 30, 2013		Year ended December 31, 2012
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Corporate securities	$—	$6,261	$—	$16,745
Foreign corporate debt securities	—	—	—	1,001

Total Transfers	$—	$6,261	$—	$17,746

Note 6: Federal Income Taxes

For the six months ended June 30, 2013, the Company recorded a net loss of approximately $6.3 million. Due to projected tax losses for the year ended December 31, 2013 and the existence of net operating loss carry forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the six months ended June 30, 2013. The Company recorded no income tax expense or benefit for the period ended December 31, 2012 due to losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code that apply to property and casualty insurance companies. WMIHC, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the periods ending June 30, 2013 or December 31, 2012 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, net operating losses and unrealized gains and losses on investments. As of June 30, 2013 and December 31, 2012, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future. The amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are revised.

On March 19, 2012, WMIHC emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gives rise to an NOL for the year ending December 31, 2012. Under Section 382 of the Internal Revenue Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under IRC Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2012 is approximately $5.97 billion. At June 30, 2013 there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2029. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

The Company accounts for uncertain tax positions in accordance with the income taxes accounting guidance. The Company has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2008 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended June 30, 2013 and December 31, 2012.

Note 7: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaiian-based service provider to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIHC entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator. Total amounts incurred under these agreements totaled $886 thousand for the six months ended June 30, 2013, $560 thousand for the period from March 20, 2012 to June 30, 2012 and zero for the period from January 1, 2012 to March 19, 2012. The expense and related income eliminate on consolidation. These agreements are described below.

Under the terms of such Investment Management Agreement, WMIHC receives from WMMRC a fee equal to the product of (x) the ending dollar amount of assets under management during the calendar month in question and (y) .002 divided by 12. WMIHC is responsible for investing the funds of WMMRC based on applicable investment criteria and subject to rules and regulations to which WMMRC is subject.

Under the terms of such Administrative Services Agreement, WMIHC receives from WMMRC a fee of $110 thousand per month. WMIHC is responsible for providing administrative services to support, among other things, supervision, governance, financial administration and reporting, risk management, and claims management as may be necessary, together with such other general or specific administrative services that may be reasonably required or requested by WMMRC in the ordinary course of its business.

On March 23, 2012, WMIHC and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party makes available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees and, initially, limited use of the Company’s health insurance plan for its employees. The TSA was amended on September 24, 2012 and the term of the agreement was initially extended through March 31, 2013 subject to automatic renewal for successive additional three-month terms unless earlier terminated by either party upon at least 30 days written notice prior to the expiration of the term. The agreement has automatically renewed per its terms and is currently in place through September 30, 2013, subject to additional renewals. Either party may terminate one or more of the services offered upon ten (10) days written notice to the other party.

See Note 3: Fresh Start Accounting for a discussion of fees attributed to WMMRC in accordance with SAB Topics 1B and 1B1 which address common cost and expense allocations for pre-Effective Date periods.

In connection with implementing the Plan, certain holders of specified “Allowed Claims” had the right to elect to receive such holder’s “Pro Rata Share of the Common Stock Allotment”. Essentially, the Plan defines the “Pro Rata Share of the Common Stock Allotment” as a pro rata share of ten million (10,000,000) shares of WMIHC’s common stock (i.e. five percent (5%)) issued and outstanding on the Effective Date. Holders exercising the foregoing election did so in lieu of receiving (i) 50% of such holder’s interest in and to certain litigation proceeds that could be realized by the Trust on account of certain claims and causes of action asserted by the Trust as contemplated by the Plan (“Litigation Proceeds”), and (ii) some or all of the Runoff Notes to which such holder may be entitled (if such holder elected to receive Runoff Notes in accordance with the terms of the Plan).

If a holder exercised the election described above and, as a result of such election, received shares of WMIHC’s common stock, then such holder’s share of Runoff Notes to which the election was effective (i.e., One Dollar ($1.00) of original principal amount of Runoff Notes for each share of WMIHC’s common stock) were not issued. In addition, as a result of making the aforementioned election, such holders conveyed to WMIHC, and WMIHC retains an economic interest in, the Litigation Proceeds equal to fifty percent (50%) of the Litigation Proceeds to which the electing holder otherwise would have been entitled and such holder’s rights in respect of distributions from the Trust will be adjusted to the extent Litigation Proceeds are received by WMIHC). Distributions, if any, to WMIHC on account of the foregoing will be effected in accordance with the Plan and Confirmation Order.

As of June 30, 2013, WMIHC had not received any Litigation Proceeds in connection with the foregoing. Given the speculative nature of litigation, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds.

Note 8: Notes Payable

On the Effective Date, WMIHC issued $110.0 million aggregate principal amount of its First Lien Notes under the First Lien Indenture; and $20.0 million of Second Lien Notes under the Second Lien Indenture. The Runoff Notes are scheduled to mature on March 19, 2030 and pay interest quarterly.

The Runoff Notes are secured by, and have a specified priority in right of payment in, (a) a securities or deposit account into which WMIHC will deposit distributions it receives of Runoff Proceeds (as defined in the Indentures) (the “Collateral Account”) and (b) the equity interests in, and assets of, either WMMRC or such other entity as holds (or may hold in the future) WMMRC’s existing portfolio of assets, to the extent a lien has been granted therein (with any such lien subject to regulatory approval). No such regulatory approval has been obtained as of the date on which these unaudited financial statements are being published.

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. In connection with all interest payments due and payable in respect of the Second Lien Runoff Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes in lieu of making such interest payment in cash. Since the issuance of the Indentures through June 30, 2013, $10.4 million in interest payments on the First Lien Notes were paid in cash. The aggregate face amount of PIK Notes issued and outstanding as of June 30, 2013 and December 31, 2012 totals approximately $9.8 million and $8.3 million, respectively. Outstanding amounts under these Runoff Notes totaled approximately $116.4 million and $136.3 million as of June 30, 2013 and December 31, 2012, respectively. Approximately $21.3 million and $2.0 million of First Lien Notes principal was paid during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. Interest on First Lien Notes paid in cash totaled approximately $6.7 million, zero and $3.7 million during the six months ended June 30, 2013 and 2012 and the year ended December 31, 2012, respectively.

At June 30, 2013 and December 31, 2012, $3.1 million and $25.0 million respectively was held in the restricted cash account. The amount held at December 31, 2012 was subsequently used to pay principal and interest on the Runoff Notes. The disposition of and known amounts held or available at June 30, 2013 are more fully described in Note 14: Subsequent Events.

Note 9: Financing Arrangements

As of March 19, 2012, a Financing Agreement (the “Financing Agreement”) was entered into by and among WMIHC, each current subsidiary of WMIHC and any additional subsidiary or person who later agrees to or becomes a guarantor, the lenders from time to time party thereto (each a “Lender” and collectively, the “Lenders”), on a several and not joint basis, and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders. The credit facility established by the Financing Agreement may be used for only certain specific purposes.

The facility consists of (a) a tranche A term loan and a tranche A-1 term loan in the aggregate principal amount of $25 million and (b) a tranche B term loan in the aggregate principal amount of $100.0 million. The proceeds of (a) the tranche A term loan and tranche A-1 term loan can be used to fund working capital and for general corporate purposes of the Company, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sectors. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. As of June 30, 2013 and December 31, 2012, no loans were outstanding under the Financing Agreement.

Note 10: Capital Stock

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

WMIHC issued restricted share grants to members of the board of directors totaling zero and $550 thousand of aggregate intrinsic value during the three months ended June 30, 2013 and year ended December 31, 2012, respectively. The restricted shares vest over a three year period and the resulting unamortized value related to the unvested restricted share grant totals $315 thousand and $407 thousand at June 30, 2013 and December 31, 2012, respectively. The unamortized value of $315 thousand at June 30, 2013 will be amortized over the next one year and nine months. Net stock-based compensation totaled $92 thousand and zero for the six months ended June 30, 2013 and 2012, respectively. The share grants were issued at the fair market value determined to be the trading price at the close of business on October 18, 2012, the date the grants were approved by the board of directors.

A summary of WMIHC’s restricted share award activity for the six months ended June 30, 2013 and year ended December 31, 2012 is presented below:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2012	—	$—	$—
Restricted stock awards granted	1,156,078	0.4761	550
Restricted stock awards released or forfeited	—	—	—

Outstanding—December 31, 2012	1,156,078	0.4761	550
Restricted stock awards granted	—	—	—
Restricted stock awards released or forfeited	—	—	—

Outstanding—June 30, 2013	1,156,078	$0.4761	$550

WMIHC has issued the total number of shares subject to the restricted stock grants; however, until vested they are subject to repurchase. The restricted shares vest 1/3 per year over a three year period annually on March 19th. On June 30, 2013, 770,714 shares remained subject to repurchase. On March 19, 2013, 385,364 shares vested. As of December 31, 2012, all 1,156,078 of the shares were subject to repurchase. WMIHC has the right, but not the obligation, to repurchase any unvested (but issued) shares of common stock at $0.0001 per share upon the termination of service in the case of a director.

A summary of the Company’s restricted shares issued and subject to repurchase as of the six months ended June 30, 2013 and year ended December 31, 2012, respectively, is presented below:

Shares subject to repurchase—January 1, 2012	—
Shares issued subject to vesting during the period	1,156,078
Unvested shares repurchased	—
Shares vested during the period	—

Unvested shares—December 31, 2012	1,156,078
Shares issued subject to vesting during the period	—
Unvested shares repurchased	—
Shares vested during the period	385,364

Unvested shares—June 30, 2013	770,714

As of June 30, 2013, and December 31, 2012, 201,156,078 shares of WMIHC’s common stock were issued and outstanding. No shares of WMIHC’s preferred stock are issued or outstanding. See Note 13: Net (loss) Income Per Common Share for further information.

Note 11: Pending Litigation

As of June 30, 2013, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 12: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $159.0 million and $167.0 million as of June 30, 2013 and December 31, 2012, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by trust agreements, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 8: Notes Payable.

Note 13: Net (loss) Income Per Common Share

Basic and diluted net (loss) income per share attributable to common shareholders is computed by dividing net (loss) income, excluding net (loss) income allocated to participating securities, by the weighted average number of shares outstanding less the weighted average of unvested restricted shares outstanding.

There were no dilutive effects from any equity instruments for any of the periods presented, therefore diluted net (loss) income per share was the same as basic net (loss) income for all periods presented. There were no participating shares for any period prior to the issuance of restricted shares on October 18, 2012 as described in Note 10: Capital Stock.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	(in thousands, except for per share data)
	Successor	Successor	Successor	Successor	Predecessor
	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Period from March 20, 2012 to June 30, 2012	Period from January 1, 2012 to March 19, 2012
Numerator for basic and diluted net (loss) income per share:
Net (loss) income	$(2,484)	$(8,173)	$(6,300)	$(7,701)	$(3,433)
Less: Net (loss) income allocated to participating securities	(10)	—	(29)	—	—

Net (loss) income attributable to common shareholders	$(2,474)	$(8,173)	$(6,271)	$(7,701)	$(3,433)

Denominator for basic and diluted net (loss) income per share:
Weighted average share outstanding	201,156,078	200,000,000	201,156,078	200,000,000	1,000
Weighted average unvested restricted shares outstanding	(770,714)	—	(934,653)	—	—

Denominator for basic and diluted net (loss) income per share:	200,385,364	200,000,000	200,221,425	200,000,000	1,000

Basic and diluted net (loss) income per share attributable to common shareholders	$(0.01)	$(0.04)	$(0.03)	$(0.04)	$(3,433.00)

Note 14: Subsequent Events

On July 1, 2013, WMIHC repaid $2.9 million of principal and $30 thousand of interest relating to the Runoff Notes. The funds used to make the foregoing payments were received by WMIHC during the quarter ended June 30, 2013 from WMMRC.

On July 8, 2013, WMIHC received $15.0 million in cash from WMMRC. Prior to this transfer the use of these assets was restricted as described in Note 12: Restriction on Distribution of Net Assets from Subsidiary. This cash was transferred to WMIHC as restricted cash upon approval for distribution by the Insurance Commissioner of the State of Hawaii. On September 1, 2013, the restricted cash is required to be used to pay principal totaling approximately $12.1 million and interest of approximately $2.9 million on the Runoff Notes in accordance with the Indentures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the six months ended June 30, 2013 and 2012 and financial condition as of June 30, 2013 and December 31, 2012 (Dollars in thousands, except per share data and as otherwise indicated).

References herein to the “Company,” “we,” “us,” “our” or “Successor” generally are intended to refer to WMI Holdings Corp. and its subsidiaries on a consolidated basis. References to “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIHC); and “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIHC).

FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this report that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may be identified by the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks are identified and discussed in the Company’s prior Annual Report on Form 10-K for the year ended December 31, 2012 under Risk Factors in Part I, Item 1A. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

Background

WMI Holdings Corp.

After a nearly 3 1/2 year reorganization process, WMI Holdings Corp. (“WMIHC”) emerged from bankruptcy proceedings as Successor to Washington Mutual, Inc. (“WMI”). WMIHC is a holding company organized and existing under the law of the State of Washington. WMIHC is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC”), and WMI Investment Corp. (“WMIIC”). As of the Petition Date (defined below), WMIIC held a variety of securities and investments. Upon emergence from bankruptcy on March 19, 2012 (the “Effective Date”), we had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode and we have not written any new business since September 26, 2008 (the “Petition Date”).

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

On September 25, 2008, the OTS, by order number 2008-36, closed WMB, appointed the FDIC as receiver for WMB (the “FDIC Receiver”) and advised that the FDIC Receiver was immediately taking possession of WMB’s assets. Immediately after its appointment as receiver, the FDIC Receiver sold substantially all the assets of WMB, including, among other things, the stock of FSB, to JPMorgan Chase Bank, National Association (“JPMC”), pursuant to that certain Purchase and Assumption Agreement, Whole Bank, effective September 25, 2008 (publicly available at http://www.fdic.gov/about/freedom/popular.html), in exchange for payment of $1.88 billion and the assumption of all of WMB’s deposit liabilities. As a result of this transaction, substantially all of the business and accounting records of WMI became the property of JPMC and WMIHC had extremely limited access to such records. The foregoing notwithstanding, over time, limited access to such records was obtained through information sharing arrangements. Access to WMMRC’s historical records was not significantly affected by WMB’s closure and receivership.

On the Petition Date, WMI and WMIIC (together, referred to herein as the “Debtors”) each commenced with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (Case No.08-12229 (MFW)). On December 12, 2011, the Debtors filed with the Bankruptcy Court the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Filed Plan”) and a related disclosure statement (the “Disclosure Statement”). The Filed Plan was subsequently modified and, on February 24, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Filed Plan as modified by such modifications (the “Plan”). On March 19, 2012 (the “Effective Date”), the Plan became effective.

As previously disclosed, the Plan provided for the distribution of cash, Runoff Notes (as described in Note 8: Notes Payable to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q), liquidating trust interests in WMI Liquidating Trust (the “Trust”) and newly issued shares of the Company’s common stock, in each case to certain holders of claims against, or former equity interests in, the Debtors. On or about March 23, 2012, the Trust distributed approximately $6.5 billion in cash and other assets as contemplated by the Plan.

WMIHC is authorized to issue up to 500,000,000 shares of common stock, and up to 5,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. On the Effective Date of the Plan and pursuant to its terms, WMIHC issued 200,000,000 shares of common stock, with 194,670,501 shares having been issued to WMIHC’s new shareholders and 5,329,499 shares having been deposited into the Disputed Equity Escrow (as discussed in the paragraph below). As of August 1, 2013, 2,922,037 shares of common stock remain on deposit in the Disputed Equity Escrow. On October 18, 2012, 1,156,078 shares of WMIHC’s common stock were issued under the 2012 Long-Term Incentive Plan to directors. As of June 30, 2013 and December 31, 2012, 201,156,078 shares of WMIHC’s common stock were issued and outstanding and no shares of WMIHC’s preferred stock were issued or outstanding.

On the Effective Date, the Debtors (and now the Trust on behalf of the Debtors) continued to dispute whether the interests of certain former holders of “Equity Interests” or “Claims” (in each case as those terms are defined in the Plan) against the Debtors should be allowed. As a result, pursuant to the Plan, a “Disputed Equity Escrow” (as defined in the Plan) was created on the Effective Date for the benefit of each holder of a “Disputed Equity Interest” (as such term is defined in the Plan). Such Disputed Equity Escrow was created to hold shares of the Company’s common stock (as well as any dividends, gains or income attributable in respect of such common stock) allocable, on a pro rata basis, to each holder of such a Disputed Equity Interest if and when such Disputed Equity Interest becomes an “Allowed Equity Interest” (as such term is defined in the Plan). All such Equity Interests will constitute Disputed Equity Interests pursuant to the Plan until such time, or from time to time, as each Disputed Equity Interest has been compromised and settled or allowed or disallowed by a final order of the Bankruptcy Court.

The liquidating trustee of the Trust, William Kosturos (the “Liquidating Trustee”), acts as escrow agent with respect to the Disputed Equity Escrow. Until such time as all of WMIHC’s common stock has been distributed from the Disputed Equity Escrow in accordance with the Plan (e.g., as a result of all “Disputed Equity Claims” (as such term is defined in the Plan) becoming Allowed Equity Interests or all Disputed Equity Claims being disallowed), the Liquidating Trustee is vested with the authority to exercise voting or consent rights with respect to the common stock that remains in the Disputed Equity Escrow from time to time; provided, however, that the Liquidating Trustee is obligated to vote or consent, as the case may be, as to such stock in the same proportion as all other holders of WMIHC’s common stock have voted or consented, in each case on an issue-by-issue basis. The Trust has no right to or entitlement in any shares of common stock held in the Disputed Equity Escrow. Additionally, WMIHC does not have any right to, or interest in, any shares of common stock held by the Disputed Equity Escrow, unless or until such time as WMIHC repurchases or otherwise acquires such common stock.

For more information regarding the Disputed Equity Escrow, see Section 26.3 of the Plan. For more information regarding the Plan and related matters, please refer to copies of the Disclosure Statement and the Confirmation Order. Each of the Plan, the Disclosure Statement and the Confirmation Order are attached as exhibits 2.1, 2.2, and 2.3 to that certain Form 8-K filed by WMIHC on March 1, 2012.

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

The reinsurance agreements with Triad and PMI were commuted on August 31, 2009 and October 2, 2012, respectively (see Note 4: Insurance Activity to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for additional information on the PMI commutation). The PMI transaction resulted in a loss from contract termination of $6.2 million in 2012. In accordance with the commutation agreement between WMMRC and PMI, the trust assets were distributed in a manner such that PMI received $49.0 million in cash and WMMRC received all remaining trust assets equal to approximately $30.7 million.

WMIIC

WMIIC does not currently have any operations and is fully eliminated upon consolidation. Prior to September 26, 2008, WMIIC held a variety of securities and investments; however, such securities and investments were liquidated and the value thereof distributed in connection with implementing the Plan.

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

Business Strategy and Operating Environment

As previously disclosed in our prior SEC filings, WMIHC retained Blackstone Advisory Partners L.P. (“Blackstone”) to assist WMIHC in developing our acquisition strategy and to provide financial advisory services in connection with potential transactions. Under the terms of the agreement, Blackstone is working with us to consider potential mergers, acquisitions or business combinations, and is assisting with developing an acquisition strategy, identifying and evaluating strategic opportunities, collecting and analyzing information regarding potential target companies, determining the valuation of potential target companies and advising on capital-raising, if needed, to fund this external growth strategy. In connection with the foregoing, we may explore various financing alternatives to fund our external growth strategy, including improving our capital structure, which may include increasing, reducing and/or refinancing debt; pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing shareholders, launching an exchange offer, and pursuing other transactions involving our outstanding securities. There can be no assurance that any transaction will occur or if so on what terms.

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

Beginning in 2006, the housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities have occurred (and continue to occur), and deterioration in the credit performance of mortgage loans has occurred. In addition, the macro-economic environment during that period has demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. However, in 2013, signs of improvement have been evident.

While the macro-economic outlook remains guarded, the housing market in 2013 has begun to rebound nationally. Recent reports show housing prices in many locales have increased on a year-over-year basis, and that housing sales in many markets have increased, although they remain below their long-run average. Nevertheless, despite these early signs of market improvement, WMMRC’s operating environment remains challenged because much of its results over the next several years will be directly affected by the significant inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in our consolidated financial statements contained in our annual report filed on Form 10-K for the period ended December 31, 2012 continue to describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, our values under fresh start accounting and the resulting loss contract fair market value reserve. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

The Company adopted fresh start accounting in accordance with ASC 852 (Reorganizations) (“ASC 852”). Note 3: Fresh Start Accounting to the accompanying condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q more fully describes the Company’s application of this standard.

Fresh Start Accounting

Under ASC 852, the application of fresh start accounting results in the allocation of reorganization value to the fair value of assets and is required when (a) the reorganization value of assets immediately prior to confirmation of a plan of reorganization is less than the total of all post-petition liabilities and allowed claims and (b) the holders of voting shares immediately prior to the confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity. The Company adopted fresh start accounting as of the Effective Date, which represents the date on which all material conditions precedent to the effectiveness of the Plan were satisfied or waived.

The Company’s reorganization value (“Equity Value”), upon emergence from bankruptcy, was determined to be $76.6 million, which represents management’s best estimate of fair value based on a calculation of the present value of the Company’s consolidated assets and liabilities as at March 19, 2012. As part of our fresh start reporting, we applied various valuation methodologies to calculate the reorganization value of the Successor. These methods included (a) the comparable company analysis, (b) the precedent transactions analysis and (c) the discounted cash flow analysis. The application of these methodologies requires certain key estimates, judgments and assumptions, including financial projections, the amount of cash available to fund operations and current market conditions. Such projections, judgments and assumptions are inherently subject to significant uncertainties and there can be no assurance that such estimates, assumptions and projections reflected in the valuation will be realized and actual results may vary materially.

A significant difference exists between the Equity Value determined by management and the value determined by the Bankruptcy Court in an opinion, dated September 13, 2011 in which the Bankruptcy Court expressed its view with respect to the Company’s value (including the value of net operating loss carry forward items relating to taxes (“NOLs”)). While the NOL asset has been recorded on the Company’s opening balance sheet, management also has recorded a full valuation allowance relative to these assets. The valuation allowance was determined to be necessary as management is unable to identify potential earnings from its existing operations and assets which would allow the Company to benefit from the utilization of these NOLs now or in the future. In the event that earnings are recognized in future periods, the availability of NOLs could result in additional value to the shareholders. The utilization of NOLs may be subject to significant additional limits. For additional detail, see Note 6: Federal Income Taxes to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. No cash will be used for Plan-related liabilities as the Company will not be liable for pre-petition claims under the terms of the Plan and the estimated minimum level of cash required for ongoing reserves was deducted from total projected cash to arrive at an amount of remaining or available cash. The Effective Date Equity Value of $76.6 million is intended to reflect a value that a willing buyer would pay for the Company’s assets immediately after emerging from bankruptcy.

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

Results of Operations for the three months and six months ended June 30, 2013 and 2012

As discussed in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, the financial statements prior to March 19, 2012 are not necessarily comparable with the financial statements for periods on or after March 19, 2012; however, while there is a different basis of accounting post-emergence, substantially all of the operating assets and liabilities remain consistent between Predecessor and Successor. Accordingly, the results of operations below are made on a comparative basis for the periods ended June 30, 2013 and 2012.

For the three months ended June 30, 2013, we reported a net loss of $2.5 million, as compared to a net loss of $8.2 million reported for the same period in 2012. The net revenue for the three months ended June 30, 2013 was a net loss of $1.0 million, compared to net revenue of $7.4 million for the same period in 2012. For the six months ended June 30, 2013, we reported a net loss of $6.3 million, as compared to a net loss of $11.1 million reported for the same period in 2012. The net revenue for the six months ended June 30, 2013 was $3.1 million, compared to net revenue of $18.7 million for the same period in 2012. The decrease in revenues for the periods ended June 30, 2013 is largely attributable to a combination of the operations of WMMRC in runoff mode and reductions in the fair market value of the Company’s investments in 2013. No new business is being undertaken and the revenues are expected to continue to decrease as WMMRC continues in runoff mode.

Underwriting expenses (defined as losses and loss adjustment expenses and ceding commission expenses) decreased by $13.9 million resulting in a net benefit of $3.9 million for the three months ending June 30, 2013 compared to $10.0 million expense for the same period in 2012. Underwriting expenses decreased by $23.6 million resulting in a net benefit of $0.6 million for the six months ending June 30, 2013 compared to $23.0 million expense for the six months ending June 30, 2012. This was significantly impacted by the $4.4 million reduction in the Premium Deficiency Reserve (as more fully described in Note 4: Insurance Activity to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q). The reduction of Premium Deficiency Reserve is consistent with the runoff nature of the WMMRC subsidiary and this trend is expected to continue. As more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, WMMRC has recorded reserves at the higher of (a) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (b) ceded case reserves and incurred but not recorded (“IBNR”) loss levels reported by the primary mortgage guaranty carriers as of each reporting period. The aggregate liability for unpaid losses and loss adjustment expenses at period end represents management’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of June 30, 2013, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $51.2 million. The fair market value of this reserve was $52.2 million at December 31, 2012. The decrease in the loss contract fair market value reserve during the period from December 31, 2012 through June 30, 2013 totaled $1.0 million and resulted in a corresponding decrease in expense of the same amount. The loss contract fair market value reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization (described in Note 3: Fresh Start Accounting to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q). No such decrease in the value of the loss contract fair market value reserve or corresponding decrease in expense occurred during the three months ended June 30, 2013 or June 30, 2012 or during the six months ended June 30, 2012.

For the three months ended June 30, 2013, our investment portfolio reported a net investment loss of $2.7 million as compared to net investment income of $2.2 million for the same period in 2012. For the six months ended June 30, 2013, our investment portfolio reported a net investment loss of $2.0 million as compared to net investment income of $6.3 million for the same period in 2012. The primary factor causing the net investment loss relates to mark-to market valuation loss on trading securities. Due to recent increases in market interest rates, our net unrealized gain has decreased, and this reduction in gain flows directly through our income statement resulting in a net investment loss. Our investment maturities are generally established based on our projected cash requirements. Investments held in trust at WMMRC generally have later maturities than our investments held at WMIHC. WMMRC future cash needs are spread over a number of years. We hold short term investments at WMIHC so cash will be available as needed to fulfill our corporate strategy. For additional information relating to investment class, unrealized gains and losses and maturities, see Note 5: Investment Securities to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

General and administrative expenses

For the three months ended June 30, 2013, our general and administrative expenses totaled $1.6 million, a $0.3 million increase from the same period in 2012. For the six months ended June 30, 2013, our general and administrative expenses totaled $3.0 million, an increase from general and administrative expenses totaling $2.0 million for the same period in 2012. The increase in these expenses is primarily attributable to resuming our obligations as a public company, including financial reporting and filing of periodic reports under the Exchange Act after emerging from bankruptcy on March 19, 2012.

Interest expense

For the three months ended June 30, 2013, we incurred $3.8 million of interest expense which is payable on the “Runoff Notes” described below in this Item 2 under “Notes Payable.” This compares to $4.3 million of interest expense which was incurred during the same period in 2012. This reduction is a direct result of the paydown of the outstanding principal balance of the Runoff Notes. For the six months ended June 30, 2013, we incurred $8.0 million of interest expense which is payable on the Runoff Notes. This compares to $4.8 million of interest expense which was incurred during the same period in 2012, due to the fact that the Runoff Notes were not issued and outstanding until the Effective Date and, therefore, only 103 days of interest expense was recorded compared to 181 days in 2013. Because sufficient “Runoff Proceeds” (as such term is defined in the Indentures (defined below)) have not always been available to pay accrued interest on the Runoff Notes in cash, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. For the three months ended June 30, 2013, $0.7 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $3.0 million of interest was paid in cash. For the three months ended June 30, 2012, $3.4 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and no interest was paid in cash. For the six months ended June 30, 2013, $1.45 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $6.75 million of interest was paid in cash. For the six months ended June 30, 2012, $3.4 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and no interest was paid in cash. Accrued interest decreased by $0.2 million during the six months ended June 30, 2013 from $1.5 million at December 31, 2012 to $1.3 million as of June 30, 2013. Accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available in the Collateral Account (as defined in the Indentures) to satisfy the required interest payment. As the principal outstanding under the Runoff Notes continues to decrease, the amount of interest payable is expected to continue to decrease.

Net Loss

Net loss for the three months ended June 30, 2013 totaled $2.5 million compared to a net loss of $8.2 million for the same period in 2012. The primary line items impacting the change in net (loss) income for the periods are summarized in the table below.

Three months ended June 30, 2013 versus three months ended June 30, 2012 summary of change in net (loss) income (in thousands)

	Three months ended
	June 30, 2013	June 30, 2012	% Change	$ Change
Revenue	$(974)	$7,447	-113%	$(8,421)
Underwriting expenses	(3,872)	10,042	139%	13,914
General and administrative expenses	1,614	1,316	-23%	(298)
Loss contract fair market value reserve change	—	—	N/A	—
Interest expense	3,768	4,262	12%	494

Net (loss) income	$(2,484)	$(8,173)	70%	$5,689

Net loss for the six months ended June 30, 2013 totaled $6.3 million compared to a net loss of $11.1 million for the same period in 2012. The primary line items impacting the change in net (loss) income for the periods are summarized in the table below.

Six months ended June 30, 2013 versus the six months ended June 30, 2012 summary of change in net (loss) income (in thousands)

	Six months ended
	June 30, 2013	June 30, 2012	% Change	$ Change
Revenue	$3,127	$18,718	-83%	$(15,591)
Underwriting expenses	(594)	23,007	103%	23,601
General and administrative expenses	3,034	2,020	-50%	(1,014)
Loss contract fair market value reserve change	(987)	—	N/A	987
Interest expense	7,974	4,825	-65%	(3,149)

Net (loss) income	$(6,300)	$(11,134)	43%	$4,834

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

Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012
Premiums assumed	$3.189	$5,224	$6,562	$6,235	$6,130
Change in unearned premiums	(1,455)	44	(1,423)	52	47

Premiums earned	$1,734	$5,268	$5,139	$6,287	$6,177

For the three months ended June 30, 2013, premiums earned totaled $1.7 million, a decrease of $3.6 million when compared to premiums earned of $5.3 million for the same period in 2012. For the six months ended June 30, 2013, premiums earned totaled $5.1 million, a decrease of $7.4 million when compared to premiums earned of $12.5 million for the same period in 2012. This is consistent with the status of WMMRC in runoff mode and further reflects the impact of the PMI commutation described in Note 4: Insurance Activity to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. Premiums earned during the three months and six months ended June 30, 2013 were further reduced due to a $1.4 million increase in the post default premium reserve which is more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Losses Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses incurred for the three months and six months ended June 30, 2013 and 2012, are provided in the following table:

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from March 20, 2012 through June 30 2012	Period from January 1, 2012 through March 19, 2012
Losses incurred	$(4,214)	$9,424	$(1,300)	$10,037	$11,467

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

For the three months ended June 30, 2013 and 2012, the loss ratios for our business were -243 percent and 176 percent, respectively. For the six months ended June 30, 2013 and 2012, the loss ratios for our business were -25 percent and 173 percent, respectively. The loss ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting loss or profit, as the case may be.

The components of the liability for losses and loss adjustment reserves are as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Case-basis reserves	$54,295	$66,173
IBNR reserves	1,022	1,298
Premium deficit reserves	10,711	15,053

Total	$66,028	$82,524

Losses and loss adjustment reserve activity are as follows for the six months ended June 30, 2013 and year ended December 31, 2012:

	June 30, 2013	December 31, 2012
Balance at beginning of period	$82,524	$142,119
Incurred - prior periods	(1,300)	30,111
Paid - prior periods	(15,196)	(89,706)

Total	$66,028	$82,524

Net Investment Income (Loss)

A summary of our net investment income (loss) for the three months and six months ended June 30, 2013 and 2012 is as follows:

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Period from March 20, 2012 through June 30, 2012	Period from January 1, 2012 through March 19, 2012
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(596)	$(669)	$(1,084)	$(756)	$(523)
Investment income on fixed-maturity securities	1,779	2,878	3,637	3,279	2,467
Interest income on cash and equivalents	5	15	9	15	3
Realized net gain (loss) from sale of investment	(121)	278	13	271	176
Unrealized (losses) gains on trading securities held at period end	(3,775)	(323)	(4,587)	273	1,049

Net investment income	$(2,708)	$2,179	$(2,012)	$3,082	$3,172

Income Taxes

The Company has no current tax liability due as a result of its tax loss position for periods ended June 30, 2013 and 2012 and December 31, 2012. More detailed information regarding the Company’s tax position including net operating loss carry forwards is provided in Note 7: Federal Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2012 and in Note 6: Federal Income Taxes to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code that apply to property and casualty insurance companies. WMIHC, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the periods ending June 30, 2013 and December 31, 2012 associated with WMIHC’s tax liability from the current or preceding periods.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments. As of June 30, 2013 and December 31, 2012, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future. The amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are revised.

Investments

General

We hold investments at both WMIHC and WMMRC and the two portfolios consist entirely of fixed income instruments, including commercial paper and overnight money market funds. The value of these investments declined from $311.1 million as of December 31, 2012 to $290.4 million as of June 30, 2013. The primary factor in this decrease in investments was the result of loan losses paid from the funds held in trust for this purpose by WMMRC. In addition, the Company held $3.1 million and $25.2 million restricted cash at June 30, 2013 and December 31, 2012, respectively. The restricted cash held at December 31, 2012 was utilized for the paydown of Runoff Notes as described in Notes Payable below. The current balance of restricted cash was received as a distribution from WMMRC and was used for a further paydown of Runoff Notes as described in Note 14: Subsequent Events to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

During the six months ended June 30, 2013 and the year ended December 31, 2012, we transferred $6.3 million and $17.7 million, respectively, of corporate securities that mature within 12 months from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 5: Investment Securities to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our investment securities.

WMIHC

On the Effective Date, WMIHC received $75 million of cash as contemplated by the Plan. We invested $74 million in agency discount notes, corporate obligations and overnight money market funds. These investment securities are primarily scheduled to mature within six months after purchase and we intend to hold all investments to maturity. WMIHC’s investment portfolio is recorded at amortized cost. At June 30, 2013, the portfolio was valued at $74.9 million. Approximately 83 percent of the portfolio consists of securities that will mature within the next 12 months and 100 percent of the securities will mature within the next two years.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. At June 30, 2013, over 88 percent of WMMRC’s investment portfolio was held in five trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, including funds in overnight money market instruments, was valued at approximately $215.5 million at June 30, 2013. Approximately 22 percent of the portfolio consists of securities that will mature within the next 12 months and 46 percent of the securities will mature between one and five years, and the remaining 32 percent beyond five years.

Liquidity and Capital Resources

General

WMIHC is organized as a holding company with limited operations of its own. With respect to its own operations, WMIHC has limited continuing cash needs, other than with respect to the payment of administrative expenses and interest and principal payments on “Runoff Notes” described below in this Item 2 under “Notes Payable”. Interest and principal payments on the Runoff Notes are payable solely from “Runoff Proceeds” (as defined in the “Indentures” described below in this Item 2 under “Notes Payable”) received by WMIHC from WMMRC from time to time. Except in limited circumstances described in Note 8: Notes Payable to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, the Runoff Notes are nonrecourse to WMIHC. In addition, all of our significant operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs, but has been operating in runoff mode since the Petition Date. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIHC does not currently expect to pay dividends on our common shares.

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIHC as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIHC to satisfy its liquidity needs. Any dividend or payment by WMMRC to WMIHC must be approved by the Insurance Commissioner of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIHC’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments, fees paid to it by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Commissioner of the State of Hawaii, cash on hand and potential borrowings made under its existing “Financing Agreement” described below in this Item 2 under “Financing Arrangements.” In addition, all dividends paid by WMMRC to WMIHC must first be used to make payments on the Runoff Notes in accordance with the Indentures.

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

WMMRC has net assets totaling $159.0 million and $167.0 million as of June 30, 2013 and December 31, 2012, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by the trust arrangements referenced earlier in this report, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 8: Notes Payable to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Capital Structure and Management

WMIHC’s capital structure consists of shareholders’ equity and $116.4 million of term debt as of June 30, 2013. Term debt of $130.0 million was issued on the Effective Date. This has subsequently decreased by a net amount of $13.6 million as a result of principal payments totaling $23.4 million net of PIK Notes which have been issued totaling $9.8 million.

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of June 30, 2013, 201,156,078 shares of WMIHC’s common stock were issued and outstanding; no shares of its preferred stock are issued or outstanding.

We believe that our existing capital structure is sufficient to sustain our current business operations and currently do not anticipate incurring additional indebtedness. The foregoing notwithstanding, the Company may, subject to market conditions, as well as limitations set forth in the documentation governing the Financing Agreement (described below) and Indentures (described below), determine to incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions. As previously announced we have retained Blackstone to act as our financial advisors and to assist us in developing an acquisition strategy.

While WMIHC is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of June 30, 2013, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the

Financing Agreement and the Indentures impose restrictions on WMMRC business activities. During the three months ended June 30, 2013, WMMRC paid $6.0 million in dividends to WMIHC. On July 8, 2013, WMMRC paid a $15.0 million dividend to WMIHC which was deposited into the Collateral Account and will be distributed in accordance with the Indentures. See Note 14: Subsequent Events to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Financing Agreement

As of March 19, 2012, a Financing Agreement (the “Financing Agreement”) was entered into by and among WMIHC, each current subsidiary of WMIHC and any additional subsidiary or person who later agrees to or becomes a guarantor, the lenders, severally and not jointly, from time to time party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders. The credit facility established by the Financing Agreement may be used for only certain specific purposes.

The facility consists of (a) a tranche A term loan and a tranche A-1 term loan in the aggregate principal amount of $25 million and (b) a tranche B term loan in the aggregate principal amount of $100.0 million. The proceeds of (a) the tranche A term loan and tranche A-1 term loan can be used to fund working capital and for general corporate purposes, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sector. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC. As of June 30, 2013 and December 31, 2012, no loans were outstanding under the Financing Agreement. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired.

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

The Runoff Notes are secured by, and have a specified priority in right of payment in, (a) a securities or deposit account into which WMIHC will deposit distributions it receives of Runoff Proceeds (as defined in the Indentures) (the “Collateral Account”) and (b) the equity interests in, and assets of, either WMMRC, or such other entity as holds (or may hold in the future) WMMRC’s existing portfolio of assets, to the extent a lien has been granted therein (with any such lien subject to regulatory approval). No such regulatory approval has been obtained as of the date of this Quarterly Report on Form 10-Q.

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. In connection with all interest payments due and payable in respect of the Second Lien Runoff Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. Since the issuance of the Indentures through June 30, 2013, $10.4 million in interest payments on the First Lien Notes were paid in cash. The aggregate face amount of PIK Notes issued and outstanding as of June 30, 2013 and December 31, 2012 totals approximately $9.8 million and $8.3 million, respectively. Outstanding amounts under these Runoff Notes totaled approximately $116.4 million and $136.3 million as of June 30, 2013 and December 31, 2012, respectively. Approximately $21.3 million and $2.1 million of First Lien Notes principal was paid during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. Interest on First Lien Notes paid in cash totaled approximately $6.7 million, zero and $3.7 million during the six months ended June 30, 2013 and 2012 and the year ended December 31, 2012, respectively.

As of June 30, 2013, the Collateral Account contained $3.1 million of cash received from WMMRC to be used for future principal and interest payments. Additionally, on July 8, 2013, WMMRC paid $15.0 million in dividends to its parent which was deposited into the Collateral Account and will be distributed in accordance with the Indentures. See Note 14: Subsequent Events to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for more information.

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

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $886 thousand for the six months ended June 30, 2013, $560 thousand for the period from March 20, 2012 to June 30, 2012 and zero for the period from January 1, 2012 to March 19, 2012. The expense and related income eliminate on consolidation.

On March 23, 2012, WMIHC and the Trust entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party will make available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees and, initially, use for a limited time of the Company’s health insurance plan for its employees. The TSA was amended on September 24, 2012 and the term of the agreement was initially extended through March 31, 2013 subject to automatic renewal for successive additional three-month terms unless earlier terminated by either party upon at least 30 days written notice prior to the expiration of the term. The agreement has automatically renewed per its terms and is currently in place through September 30, 2013, subject to additional renewals. Either party may terminate one or more of the services offered upon ten (10) days written notice to the other party.

See Note 3: Fresh Start Accounting to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a discussion of fees attributed to WMMRC in accordance with SAB Topics 1B and 1B1 which address common cost and expense allocations for pre-Effective Date periods.

In connection with implementing the Plan, certain holders of specified “Allowed Claims” had the right to elect to receive such holder’s “Pro Rata Share of the Common Stock Allotment.” Essentially, the Plan defines the “Pro Rata Share of the Common Stock Allotment” as a pro rata share of ten million (10,000,000) shares of WMIHC’s common stock (i.e. five percent (5%)) issued and outstanding on the Effective Date. Holders exercising the foregoing election did so in lieu of receiving (i) 50% of such holder’s interest in and to certain litigation proceeds that could be realized by the Trust on account of certain claims and causes of action asserted by the Trust as contemplated by the Plan (“Litigation Proceeds”), and (ii) some or all of the Runoff Notes to which such holder may be entitled (if such holder elected to receive Runoff Notes in accordance with the terms of the Plan).

If a holder exercised the election described above and, as a result of such election, received shares of WMIHC’s common stock, then such holder’s share of Runoff Notes to which the election was effective (i.e., One Dollar ($1.00) of original principal amount of Runoff Notes for each share of WMIHC’s common stock) were not issued. In addition, as a result of making the aforementioned election, such holders conveyed to WMIHC, and WMIHC retains an economic interest in, the Litigation Proceeds equal to fifty percent (50%) of the Litigation Proceeds to which the electing holder otherwise would have been entitled and such holder’s rights in respect of distributions from the Trust will be adjusted to the extent Litigation Proceeds are received by WMIHC. Distributions, if any, to WMIHC on account of the foregoing will be effected in accordance with the Plan and Confirmation Order.

As of June 30, 2013, WMIHC had not received any Litigation Proceeds in connection with the foregoing. Given the speculative nature of litigation, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds.

As a result of the reorganization an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated periodically for changes to its value. As of June 30, 2013, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $51.2 million. The fair market value of this reserve was $52.2 million at December 31, 2012. The decrease in the loss contract fair market value reserve during the period from December 31, 2012 through June 30, 2013 totaled $1.0 million and resulted in a corresponding decrease in expense of the same amount. The loss contract fair market value reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization. No change in the value of the loss contract fair market value reserve occurred during the period between March 20, 2012 and June 30, 2012. The fair market value of this reserve will ultimately be reduced to zero therefore it will improve operating results in future periods as it will reduce future expenses. For additional information, see Note 2: Significant Accounting Policies and Note 3: Fresh Start Accounting to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Our management has evaluated, under the supervision and with the participation of our Interim Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of June 30, 2013. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2013, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of June 30, 2013, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our risk factors from those disclosed in such Annual Report.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of WMI Holdings Corp., dated March 19, 2012. (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 26, 2012, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of WMI Holdings Corp., dated March 19, 2012, as amended by the Amendment to Bylaws dated April 1, 2013. (Filed as Exhibit 3.2 to the Company’s Current Report on Form 10-Q filed on May 10, 2013, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMI HOLDINGS CORP.
(Registrant)

Dated: August 9, 2013	By:	/s/ Charles Edward Smith
	Name:	Charles Edward Smith
	Title:	Interim Chief Executive Officer

Dated: August 9, 2013	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer