Form 10-Q
period 2013-09-30
WMI HOLDINGS CORP.
filed 2013-11-08
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	201,842,351
(Class)	(Outstanding at November 7, 2013)

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

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of September 30, 2013 and December 31, 2012

(in thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$172,372	$201,660
Cash equivalents held in trust	12,303	17,019

Total investments held in trust	184,675	218,679
Cash and cash equivalents	8,347	16,761
Fixed-maturity securities, at fair value	77,928	75,809
Restricted cash	115	25,169
Accrued investment income	1,449	1,698
Other assets	1,451	1,800

Total assets	$273,965	$339,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$102,181	$136,272
Notes payable - interest	1,107	1,476
Losses and loss adjustment reserves	57,570	82,524
Losses payable	2,281	2,140
Unearned premiums	1,506	225
Accrued ceding commissions	104	136
Loss contract fair market value reserve	51,230	52,217
Other liabilities	473	536

Total liabilities	216,452	275,526

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 authorized, zero outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.00001 par value; 500,000,000 authorized, 201,842,351 and 201,156,078 shares issued and outstanding as of September 30, 2013 and December 31, 2012 respectively	2	2
Additional paid-in capital	77,042	76,741
Accumulated deficit	(19,531)	(12,353)

Total shareholders’ equity	57,513	64,390

Total liabilities and shareholders’ equity	$273,965	$339,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the periods ended September 30, 2013 and September 30, 2012

(in thousands, except per share amounts)

(Unaudited)

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012
Revenues:
Premiums earned	$2,933	$4,194	$8,072	$10,481	$6,177
Net investment (loss) income	790	3,142	(1,222)	6,224	3,172

Net revenues	3,723	7,336	6,850	16,705	9,349

Expenses:
Losses and loss adjustment expenses (benefit)	(618)	6,063	(1,918)	16,100	11,467
Ceding commission expense	321	401	1,027	1,136	768
General and administrative expenses	1,332	1,927	4,366	3,400	547
Loss contract reserve fair market value change	—	(10,696)	(987)	(10,696)	—
Interest expense	3,566	4,342	11,540	9,167	—

Total expenses	4,601	2,037	14,028	19,107	12,782

(Loss) income before federal income taxes	(878)	5,299	(7,178)	(2,402)	(3,433)
Income tax expense (benefit)	—	—	—	—	—

Net (loss) income	$(878)	$5,299	$(7,178)	$(2,402)	$(3,433)

Basic and diluted net (loss) income per share attributable to common shareholders	$(0.00)	$0.03	$(0.04)	$(0.01)	$(3,433.00)
Shares used in computing basic and diluted net (loss) income per share	200,385,364	200,000,000	200,276,671	200,000,000	1,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

for the periods ended September 30, 2013 and December 31, 2012

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Total shareholders’ equity (deficit)
	Shares	Amount
Balance at January 1, 2012 (Predecessor)	1,000	$1	$69,879	$105,110	$174,990
Net (loss) income from January 1, 2012 to March 19, 2012	—	—	—	(3,433)	(3,433)

Balance at March 19, 2012 (Predecessor) (Unaudited)	1,000	1	69,879	101,677	171,557

Fresh Start Adjustments:
Allocated carve-out costs	—	—	—	23,108	23,108
Cancellation of Predecessor common stock	(1,000)	(1)	(69,879)	(124,785)	(194,665)
Issuance of common stock	200,000,000	2	76,598	—	76,600

Balance at March 19, 2012 (Successor)	200,000,000	2	76,598	—	76,600

Net (loss) income from March 20, 2012 to December 31, 2012	—	—	—	(12,353)	(12,353)
Issuance of common stock under restricted share compensation arrangement	1,156,078	—	—	—	—
Stock based compensation			143		143

Balance at December 31, 2012 (Successor)	201,156,078	2	76,741	(12,353)	64,390

Net (loss) income from January 1, 2013 to September 30, 2013	—	—	—	(7,178)	(7,178)
Issuance of common stock under restricted share compensation arrangement	686,273	—		—	—
Stock based compensation	—	—	301	—	301

Balance at September 30, 2013 (Successor)	201,842,351	$2	$77,042	$(19,531)	$57,513

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the periods ended September 30, 2013 and September 30, 2012

(in thousands)

(Unaudited)

	Successor	Successor	Predecessor
	Nine months ended September 30, 2013	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012
Cash flows from operating activities:
Net (loss) income	$(7,178)	$(2,402)	$(3,433)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities before reorganization activities:
Amortization of bond premium or discount	1,715	1,263	523
Net realized (gain) loss on sale of investments	754	(2,617)	(176)
Unrealized (gain) loss on trading securities	4,022	594	(1,049)
Equity-based compensation expense	301	—	—
Changes in assets and liabilities:
Accrued investment income	249	674	309
Other assets	349	1,569	(597)
Change in cash held in trust	4,716	(68,449)	7,209
Change in restricted cash	25,054	(2,273)	—
Losses and loss adjustment reserves	(24,954)	(10,321)	(1,109)
Losses payable	141	(4,753)	1,662
Unearned premiums	1,281	(96)	(47)
Accrued ceding commission expense	(32)	(341)	137
Accrued interest on notes payable	(369)	1,452	—
Loss contract fair market value reserve	(987)	(10,696)	—
Other liabilities	(63)	(3,004)	414

Total Adjustments	12,177	(96,998)	7,276

Net cash provided by (used in) operating activities	4,999	(99,400)	3,843

Cash flows from investing activities:
Purchase of investments	(297,475)	(145,698)	(38,506)
Proceeds from sales and maturities of investments	318,153	174,381	34,035

Net cash provided by (used in) investing activities	20,678	28,683	(4,471)

Cash flows from financing activities:
Cash from reorganization activities	—	—	75,000
Notes payable – principal repayments	(36,294)	—
Notes payable – principal issued	2,203	4,047	—

Net cash provided by (used in) financing activities	(34,091)	4,047	75,000

Increase (decrease) in cash and cash equivalents	(8,414)	(66,670)	74,372
Cash and cash equivalents, beginning of period	16,761	82,014	7,642

Cash and cash equivalents, end of period	$8,347	$15,344	$82,014

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$9,706	$3,668	$—

Supplementary disclosure of non-cash investing and financing activities:
Notes payable issued in lieu of cash interest payments	$2,203	$4,047	$—

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

•	WMIHC issued 200,000,000 shares of common stock, of which 194,670,501 shares were issued to new WMIHC shareholders and 5,329,499 shares of common stock were issued and deposited into a Disputed Equity Escrow (as defined in the Plan); and

•	based on our analysis, we believe WMIHC experienced an ownership change under Section 382 of the Internal Revenue Code (the “Code”). Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a net operating loss carry forward (“NOL”) for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2012 was approximately $5.97 billion and at September 30, 2013 there was no limit under Section 382 of the Code on the use of these NOLs (see Note 6: Federal Income Taxes).

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

The reinsurance agreements with Triad and PMI were commuted on August 31, 2009 and October 2, 2012, respectively. The PMI transaction resulted in a loss from contract termination of $6.2 million in 2012. In accordance with the commutation agreement between WMMRC and PMI, the trust assets were distributed in a manner such that PMI received $49.0 million in cash and WMMRC received all remaining trust assets equal to approximately $30.7 million. In 2012, $25.0 million of this cash was transferred to WMIHC as restricted cash upon approval for distribution by the Insurance Commissioner of the State of Hawaii, and was paid out during the current year under the terms of the Indentures. This cash payment represented approximately $3.7 million in interest due and payable on the First Lien Notes in the ordinary course, as well as approximately $21.3 million of principal.

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

In connection with the foregoing, as of March 19, 2012, the Company adopted fresh start accounting in accordance with Accounting Standards Codification (“ASC”) 852-10, Reorganizations (as described in Note 3: Fresh Start Accounting). The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements prior to March 19, 2012 are not comparable with the financial statements on or after March 19, 2012. Reference to “Successor” refers to the Company on or after the emergence from bankruptcy on March 19, 2012. Reference to “Predecessor” refers to WMMRC prior to the emergence from bankruptcy.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2013. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ended December 31, 2013.

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

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The company has recorded unearned premiums totaling $1.5 million and $0.2 million as of September 30, 2013 and December 31, 2012, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $8.1 million and $15.1 million as of September 30, 2013 and December 31, 2012.

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

Restricted Cash

Restricted cash consists of amounts held for the express purposes of paying principal, interest and related fees on the Runoff Notes pursuant to the terms of the Indentures.

Ceding Commission Expense

The Company is required to pay a ceding commission to certain primary insurers pursuant to certain reinsurance agreements.

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserve includes case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company utilizes the findings of an independent consulting actuary. The consulting actuary estimates ultimate loss rates based upon industry data and claims and exposure data provided by the primary mortgage insurance carriers and assumptions of prepayment speed relative to loans reinsured by the Company. The fully developed ultimate loss rates are then applied to cumulative earned premium and reduced for cumulative losses and loss adjustment expenses paid to arrive at the liability for unpaid losses and loss adjustment expenses. Actuarial methods utilized by the consulting actuary to derive the ultimate loss rates include the loss development method, simulated loss development method, Bornhuetter-Ferguson method and simulated Bornhuetter-Ferguson method on a paid and incurred basis. Due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (x) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (y) ceded case reserves and IBNR levels reported by the primary mortgage guaranty carriers as of September 30, 2013 and December 31, 2012, respectively. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond management’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

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

Share Based Compensation

On May 22, 2012, WMIHC’s board of directors approved the 2012 Long-Term Incentive Plan (the “2012 Plan”) to award restricted stock to its non-employee directors and to have a plan in place for awards to executives and others in connection with the Company’s operations and future strategic plans. A total of two million shares of common stock were reserved for future issuance under the Plan, which became effective upon the board of directors approval on May 22, 2012. The 2012 Plan provides for the granting of restricted shares and other cash and share based awards. The value of restricted stock is determined using the fair market value of the shares on the issuance date.

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

Dividend Policy

WMIHC has paid no dividends on or after the Effective Date and currently has no plans to pay a dividend. The Financing Agreement (as defined in Note 9: Financing Arrangements) includes restrictions related to the payment of dividends.

New Accounting Pronouncements

In October 2012 the FASB issued Accounting Standards Update No. 2012-04 Technical Corrections and Improvements which includes changes to clarify the codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This standard is effective for periods beginning after December 15, 2012 for public entities. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations, or disclosure requirements.

In August 2012 the FASB issued Accounting Standards Update 2012-03 Technical Amendments and Corrections to SEC Sections Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This standard is effective upon publication for public entities. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations, or disclosure requirements.

In July 2013 the FASB issued Accounting Standards Update 2013-11 Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard is effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2013. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations, or disclosure requirements.

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

Premiums assumed and earned are as follows for the periods ended September 30, 2013 and 2012 respectively:

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012
Premiums assumed	$2,790	$4,149	$9,353	$10,385	$6,130
Change in unearned premiums	143	45	(1,281)	96	47

Premiums earned	$2,933	$4,194	$8,072	$10,481	$6,177

The components of the liability for losses and loss adjustment reserves are as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Case-basis reserves	$48,681	$66,173
IBNR reserves	786	1,298
Premium deficiency reserves	8,103	15,053

Total	$57,570	$82,524

Losses and loss adjustment reserve activity are as follows for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	September 30, 2013	December 31, 2012
Balance at beginning of period	$82,524	$142,119
Incurred (recovered) - prior periods	(1,918)	30,111
Paid - prior periods	(23,036)	(89,706)

Total	$57,570	$82,524

The loss contract fair market reserve balance is analyzed and adjusted quarterly. The balances in the reserve were $51.2 million at September 30, 2013 and $52.2 million at December 31, 2012. The loss contract fair market reserve was established on March 19, 2012 at $63.1 million (as more fully described in Note 3: Fresh Start Accounting). The fair market value of this reserve was decreased by $10.9 million during the year ended December 31, 2012 resulting in a decrease in expense of that amount for the year. The fair market value of this reserve was decreased by $1.0 million and $10.7 million during the nine months ended September 30, 2013 and the period from March 20, 2012 through September 30, 2012 respectively resulting in corresponding decreases in expense of the respective amount for each period.

Note 5: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at September 30, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$58,262	$419	$(1,088)	$57,593
Corporate debt securities	102,143	1,832	(413)	103,562
Commercial paper	59,978	—	—	59,978
Foreign corporate debt securities	26,848	200	(213)	26,835
Commercial mortgage-backed securities	2,385	—	(53)	2,332

Total fixed-maturity securities	249,616	2,451	(1,767)	250,300
Less total unrestricted fixed-maturity securities – trading	10,354	230	(185)	10,399
Less total unrestricted fixed-maturity securities – held to maturity	67,529	—	—	67,529

Total fixed-maturity securities held in trust	$171,733	$2,221	$(1,582)	$172,372

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$97,103	$1,416	$(156)	$98,363
Corporate debt securities	91,997	3,010	(34)	94,973
Commercial paper	54,949	—	—	54,949
Foreign corporate debt securities	18,305	379	(18)	18,666
Commercial mortgage-backed securities	10,541	64	(87)	10,518

Total fixed-maturity securities	272,895	4,869	(295)	277,469
Less total unrestricted fixed-maturity securities – trading	14,246	168	(18)	14,396
Less total unrestricted fixed-maturity securities – held to maturity	61,413	—	—	61,413

Total fixed-maturity securities held in trust	$197,236	$4,701	$(277)	$201,660

Amortized cost and estimated fair value of fixed-maturity securities at September 30, 2013 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2013	$62,361	$62,356
2014-2017	130,860	132,576
2018-2022	30,677	29,964
Thereafter	23,333	23,072
Mortgage-backed securities	2,385	2,332

Total fixed-maturity securities	$249,616	$250,300

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the periods ending September 30, 2013 and 2012 is summarized as follows:

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(631)	$(507)	$(1,715)	$(1,263)	$(523)
Investment income on fixed-maturity securities	1,621	2,113	5,258	5,377	2,467
Interest income on cash and equivalents	2	58	11	87	3
Realized net gain (loss) from sale of investment	(767)	2,345	(754)	2,617	176
Unrealized (losses) gains on trading securities held at period end	565	(867)	(4,022)	(594)	1,049

Net investment income	$790	$3,142	$(1,222)	$6,224	$3,172

The following tables show how the Company’s investments are categorized in accordance with fair value measurement as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$7,438	$50,155	$—	$57,593
Corporate debt securities	19,285	84,277	—	103,562
Commercial paper	59,978	—	—	59,978
Foreign corporate debt securities	2,561	24,274	—	26,835
Commercial mortgage-backed securities	—	2,332	—	2,332

Total fixed maturity securities	89,262	161,038	—	250,300
Money market funds	20,556	—	—	20,556

Total	$109,818	$161,038	$—	$270,856

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$11,362	$87,001	$—	$98,363
Corporate debt securities	22,833	72,141	—	94,974
Commercial paper	54,948	—	—	54,948
Foreign corporate debt securities	1,001	17,665	—	18,666
Commercial mortgage-backed securities	—	10,518	—	10,518

Total fixed maturity securities	90,144	187,325	—	277,469
Money market funds	33,628	—	—	33,628

Total	$123,772	$187,325	$—	$311,097

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at end of the calendar quarter in which the reclassifications occur. During the nine months ended September 30, 2013 and the year ended December 31, 2012, $12.3 million and $17.7 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	Nine months ended September 30, 2013		Year ended December 31, 2012
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Corporate securities	$—	$9,716	$—	$16,745
Foreign corporate debt securities	—	2,561	—	1,001

Total Transfers	$—	$12,277	$—	$17,746

Note 6: Federal Income Taxes

For the nine months ended September 30, 2013, the Company recorded a net loss of approximately $7.2 million. Due to projected tax losses for the year ended December 31, 2013 and the existence of net operating loss carry forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the nine months ended September 30, 2013. The Company recorded no income tax expense or benefit for the period ended December 31, 2012 due to losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code that apply to property and casualty insurance companies. WMIHC, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the periods ending September 30, 2013 or December 31, 2012 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, net operating losses and unrealized gains and losses on investments. As of September 30, 2013 and December 31, 2012, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On March 19, 2012, WMIHC emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gives rise to an NOL for the year ending December 31, 2012. Under Section 382 of the Internal Revenue Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under IRC Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2012 is approximately $5.97 billion. At September 30, 2013 there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2029. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

The Company accounts for uncertain tax positions in accordance with the income taxes accounting guidance. The Company has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2008 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended September 30, 2013 and December 31, 2012.

Note 7: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaiian-based service provider to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIHC entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator. Total amounts incurred under these agreements totaled $1.3 million for the nine months ended September 30, 2013, $1.1 million for the period from March 20, 2012 to September 30, 2012 and zero for the period from January 1, 2012 to March 19, 2012. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 23, 2012, WMIHC and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party makes available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees. The TSA was amended on September 24, 2012 and the term of the agreement was initially extended through March 31, 2013 subject to automatic renewal for successive additional three-month terms unless earlier terminated by either party upon at least 30 days written notice prior to the expiration of the term. The agreement has automatically renewed per its terms and is currently in place through December 31, 2013, subject to additional renewals. Either party may terminate one or more of the services offered upon ten (10) days written notice to the other party.

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

As of September 30, 2013, WMIHC had not received any Litigation Proceeds in connection with the foregoing. Given the speculative nature of litigation, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds.

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. In connection with all interest payments due and payable in respect of the Second Lien Runoff Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes in lieu of making such interest payment in cash. Since the issuance of the Indentures through September 30, 2013, $13.4 million in interest payments on the First Lien Notes were paid in cash. The aggregate face amount of PIK Notes issued and outstanding as of September 30, 2013 and December 31, 2012 totals approximately $10.5 million and $8.3 million, respectively. Outstanding amounts under these Runoff Notes totaled approximately $102.2 million and $136.3 million as of September 30, 2013 and December 31, 2012, respectively. Approximately $36.2 million and $2.1 million of First Lien Notes principal was paid during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. Interest on First Lien Notes paid in cash totaled approximately $9.7 million, $3.7 million and $3.7 million during the nine months ended September 30, 2013 and 2012 and the year ended December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, $0.1 million and $25.2 million respectively were held in the restricted cash account. $25.0 million of the amount held at December 31, 2012 was subsequently used to pay principal and interest on the Runoff Notes. The disposition of and known amounts held or available at September 30, 2013 are held to comply with the terms of the Indentures.

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

The facility consists of (a) a tranche A term loan and a tranche A-1 term loan in the aggregate principal amount of $25 million and (b) a tranche B term loan in the aggregate principal amount of $100.0 million. The proceeds of (a) the tranche A term loan and tranche A-1 term loan can be used to fund working capital and for general corporate purposes of the Company, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sectors. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. As of September 30, 2013 and December 31, 2012, no loans were outstanding under the Financing Agreement.

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

WMIHC issued restricted share grants to members of the board of directors totaling $700 thousand and $550 thousand of aggregate intrinsic value during the nine months ended September 30, 2013 and year ended December 31, 2012, respectively. The restricted shares vest over a three year period and the resulting unamortized value related to the unvested restricted share grant totals $806 thousand and $407 thousand at September 30, 2013 and December 31, 2012, respectively. The unamortized value of $806 thousand at September 30, 2013 if all are ultimately vested will be amortized according to the following schedule.

Amortization Schedule (in thousands)
4th quarter 2013	$100
1st quarter 2014	100
2nd quarter 2014	100
3rd quarter 2014	100
4th quarter 2014	100
1st quarter 2015	96
2nd quarter 2015	54
3rd quarter 2015	54
4th quarter 2015	54
1st quarter 2016	48

Total Unamortized value	$806

Net stock-based compensation totaled $301 thousand and zero for the nine months ended September 30, 2013 and 2012, respectively. The share grants were issued at the fair market value determined to be the trading price at the close of business on October 18, 2012, and August 13, 2013, respectively, the dates the grants were approved by the board of directors.

A summary of WMIHC’s restricted share award activity for the nine months ended September 30, 2013 and year ended December 31, 2012 is presented below:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2012	—	$—	$—
Restricted stock awards granted	1,156,078	0.4761	550
Restricted stock awards released or forfeited	—	—	—

Outstanding—December 31, 2012	1,156,078	0.4761	550
Restricted stock awards granted	686,273	1.0200	700
Restricted stock awards released or forfeited	—	—	—

Outstanding—September 30, 2013	1,842,351	$0.6787	$1,250

WMIHC has issued the total number of shares subject to the restricted stock grants; however, until vested they are subject to repurchase. The restricted shares vest 1/3 per year over a three year period annually on March 19th. On September 30, 2013, 1,456,987 shares remained subject to repurchase. On March 19, 2013, 385,364 shares vested. As of December 31, 2012, all 1,156,078 of the then issued shares were subject to repurchase. WMIHC has the right, but not the obligation, to repurchase any unvested (but issued) shares of common stock at $0.0001 per share upon the termination of service in the case of a director.

A summary of the Company’s restricted shares issued and subject to repurchase as of the nine months ended September 30, 2013 and year ended December 31, 2012, respectively, is presented below:

Shares subject to repurchase—January 1, 2012	—
Shares issued subject to vesting during the period	1,156,078
Unvested shares repurchased	—
Shares vested during the period	—

Unvested shares—December 31, 2012	1,156,078
Shares issued subject to vesting during the period	686,273
Unvested shares repurchased	—
Shares vested during the period	(385,364)

Unvested shares—September 30, 2013	1,456,987

As of September 30, 2013, and December 31, 2012, 201,842,351 and 201,156,078 shares of WMIHC’s common stock were issued and outstanding, respectively. No shares of WMIHC’s preferred stock are issued or outstanding. See Note 13: Net (loss) Income Per Common Share for further information.

Note 11: Pending Litigation

As of September 30, 2013, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 12: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $145.0 million and $167.0 million as of September 30, 2013 and December 31, 2012, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by trust agreements, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 8: Notes Payable.

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

The following table sets forth the computation of basic and diluted net (loss) income per share:

	(in thousands, except for per share data)
	Successor	Successor	Successor	Successor	Predecessor
	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Period from March 20, 2012 to September 30, 2012	Period from January 1, 2012 to March 19, 2012
Numerator for basic and diluted net (loss) income per share:
Net (loss) income	$(878)	$5,299	$(7,178)	$(2,402)	$(3,433)
Less: Net (loss) income allocated to participating securities	(4)	—	(36)	—	—

Net (loss) income attributable to common shareholders	$(874)	$5,299	$(7,142)	$(2,402)	$(3,433)

Denominator for basic and diluted net (loss) income per share:
Weighted average share outstanding	201,514,133	200,000,000	201,276,741	200,000,000	1,000
Weighted average unvested restricted shares outstanding	(1,128,769)	—	(1,000,070)	—	—

Denominator for basic and diluted net (loss) income per share	200,385,364	200,000,000	200,276,671	200,000,000	1,000

Basic and diluted net (loss) income per share attributable to common shareholders	$(0.00)	$0.03	$(0.04)	$(0.01)	$(3,433.00)

Note 14: Subsequent Events

The Company has evaluated subsequent events for disclosure and recognition and noted no matters that require disclosure herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the three months and nine months ended September 30, 2013 and 2012 and financial condition as of September 30, 2013 and December 31, 2012 (Dollars in thousands, except per share data and as otherwise indicated).

References herein to the “Company,” “we,” “us,” “our” or “Successor” generally are intended to refer to WMI Holdings Corp. and its subsidiaries on a consolidated basis. References to “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIHC); and “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIHC).

FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this report that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may be identified by the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks are identified and discussed in the Company’s prior Annual Report on Form 10-K for the year ended December 31, 2012 under Risk Factors in Part I, Item 1A. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

Background

WMI Holdings Corp.

After a nearly 3 1/2 year reorganization process, WMI Holdings Corp. (“WMIHC”) emerged from bankruptcy proceedings as Successor to Washington Mutual, Inc. (“WMI”). WMIHC is a holding company organized and existing under the law of the State of Washington. WMIHC is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC”), and WMI Investment Corp. (“WMIIC”). As of the Petition Date (defined below), WMIIC held a variety of securities and investments. Upon emergence from bankruptcy on March 19, 2012, we had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode and we have not written any new business since September 26, 2008 (the “Petition Date”).

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

WMIHC is authorized to issue up to 500,000,000 shares of common stock, and up to 5,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. On the Effective Date of the Plan and pursuant to its terms, WMIHC issued 200,000,000 shares of common stock, with 194,670,501 shares having been issued to WMIHC’s new shareholders and 5,329,499 shares having been deposited into the Disputed Equity Escrow (as discussed in the paragraph below). As of September 30, 2013, 2,922,037 shares of common stock remain on deposit in the Disputed Equity Escrow. On October 18, 2012, 1,156,078 restricted shares of WMIHC’s common stock were issued under the 2012 Long-Term Incentive Plan to directors. On August 13, 2013, 686,273 restricted shares of WMIHC’s common stock were issued under the 2012 Long-Term Incentive Plan to directors. As of September 30, 2013, 201,842,351 shares of WMIHC’s common stock were issued and outstanding. As of December 31, 2012, 201,156,078 shares of WMIHC’s common stock were issued and outstanding. No shares of WMIHC’s preferred stock were issued or outstanding at either date.

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

Business Strategy and Operating Environment

As previously disclosed in our prior SEC filings, WMIHC retained Blackstone Advisory Partners L.P. (“Blackstone”) to assist WMIHC in developing our acquisition strategy and to provide financial advisory services in connection with potential transactions. Under the terms of the agreement, Blackstone is working with us to consider potential mergers, acquisitions or business combinations, and is assisting with developing an acquisition strategy, identifying and evaluating strategic opportunities, collecting and analyzing information regarding potential target companies, determining the valuation of potential target companies and advising on capital-raising, if needed, to fund this external growth strategy. In addition, WMIHC’s board of directors has established a Corporate Strategy and Development Committee (the “CS&D Committee”) in furtherance of the foregoing objectives. The CS&D Committee has met regularly with Blackstone to discuss and evaluate potential transactions of varying size and across varying industries. During the quarter ended September 30, 2013, the CS&D Committee met six times. The foregoing notwithstanding, we have not, to date, identified and executed definitive documentation relating to any transaction.

In connection with, and in addition to, the foregoing, we may explore various financing alternatives to fund our external growth strategy, including improving our capital structure, which may include increasing, reducing and/or refinancing debt; pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing shareholders, launching an exchange offer, and pursuing other transactions involving our outstanding securities.

There can be no assurance that any transaction will occur or, if so, on what terms.

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

Beginning in 2006, the housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities have occurred, and deterioration in the credit performance of mortgage loans has occurred. In addition, the macro-economic environment during that period has demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. However, in 2013, signs of improvement have been evident.

While the macro-economic outlook remains guarded, the housing market in 2013 has begun to rebound nationally. Recent reports show housing prices in many locales have increased on a year-over-year basis, and that housing sales in many markets have increased, although they remain below their long-run average. Nevertheless, despite these signs of market improvement, WMMRC’s operating environment remains challenged because much of its results over the next several years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008.

Corporate Governance Matters

Our board of directors has appointed a Nominating and Corporate Governance Committee (the “Nominating Committee”) comprised of Diane Glossman, Mark Holliday and Michael Willingham, each of whom is a non-management director and each of whom our board has determined is independent in accordance with Nasdaq Global Select Market listing standards. Mr. Willingham will serve as chairman of the Nominating Committee. Responsibilities of the Nominating Committee will include proposing to our board for proposal to shareholders a slate of director nominees in connection with the election of directors and considering board nominees recommended by shareholders. Any shareholder wishing to nominate a candidate for director at a shareholders’ meeting must submit a proposal as described under “Shareholder Proposals for 2014” contained in our Proxy Statement for the Annual Meeting of Shareholders dated April 23, 2013. Other responsibilities of the Nominating Committee include advising our board with respect to board procedures and committees, overseeing the evaluations of the board and its committees and developing, recommending and reviewing our corporate governance guidelines.

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

Results of Operations for the three months and nine months ended September 30, 2013 and 2012

As discussed in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, the financial statements prior to March 19, 2012 are not necessarily comparable with the financial statements for periods on or after March 19, 2012; however, while there is a different basis of accounting post-emergence, substantially all of the operating assets and liabilities remain consistent between Predecessor and Successor. Accordingly, the results of operations below are made on a comparative basis for the periods ended September 30, 2013 and 2012.

For the three months ended September 30, 2013, we reported a net loss of $0.9 million, as compared to net income of $5.3 million reported for the same period in 2012. The net revenue for the three months ended September 30, 2013 was $3.7 million, compared to net revenue of $7.3 million for the same period in 2012. For the nine months ended September 30, 2013, we reported a net loss of $7.2 million, as compared to a net loss of $5.8 million reported for the same period in 2012. The net revenue for the nine months ended September 30, 2013 was $6.9 million, compared to net revenue of $26.1 million for the same period in 2012. The decrease in revenues for the periods ended September 30, 2013 is largely attributable to a combination of the operations of WMMRC in runoff mode and reductions in the fair market value of the Company’s investments in 2013. No new business is being undertaken and the revenues are expected to continue to decrease as WMMRC continues in runoff mode.

Underwriting expenses (defined as losses and loss adjustment expenses and ceding commission expenses) decreased by $6.8 million resulting in a net benefit of $0.3 million for the three months ending September 30, 2013 compared to $6.5 million expense for the same period in 2012. Underwriting expenses decreased by $30.4 million resulting in a net benefit of $0.9 million for the nine months ending September 30, 2013 compared to $29.5 million expense for the nine months ending September 30, 2012. This was significantly impacted by the $7.0 million reduction in the Premium Deficiency Reserve (as more fully described in Note 4: Insurance Activity to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q). The reduction of Premium Deficiency Reserve is consistent with the runoff nature of the WMMRC subsidiary and this trend is expected to continue. As more fully described in Note 2: Significant Accounting

Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, WMMRC has recorded reserves at the higher of (a) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (b) ceded case reserves and incurred but not recorded (“IBNR”) loss levels reported by the primary mortgage guaranty carriers as of each reporting period. The aggregate liability for unpaid losses and loss adjustment expenses at period end represents management’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of September 30, 2013, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $51.2 million. The fair market value of this reserve was $52.2 million at December 31, 2012. The decrease in the loss contract fair market value reserve during the period from December 31, 2012 through September 30, 2013 totaled $1.0 million and resulted in a corresponding decrease in expense of the same amount. The loss contract fair market value reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization (described in Note 3: Fresh Start Accounting to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q). No such decrease in the value of the loss contract fair market value reserve or corresponding decrease in expense occurred during the three months ended September 30, 2013. A $10.7 million decrease in the value of the loss contract fair market value reserve and corresponding decrease in expense of a like amount occurred during the three months and nine months ended September 30, 2012.

For the three months ended September 30, 2013, our investment portfolio reported net investment income of $0.8 million as compared to net investment income of $3.1 million for the same period in 2012. For the nine months ended September 30, 2013, our investment portfolio reported a net investment loss of $1.2 million as compared to net investment income of $9.4 million for the same period in 2012. The primary factor causing the reduction in income during the current quarter and the net investment loss for the nine months ended September 30, 2012 relates to mark-to market valuation loss on trading securities. Due to increases in market interest rates, our net unrealized gain has decreased, and this reduction in gain flows directly through our income statement resulting in a net investment loss. Our investment maturities are generally established based on our projected cash requirements. Investments held in trust at WMMRC generally have later maturities than our investments held at WMIHC. WMMRC future cash needs are spread over a number of years. We hold short term investments at WMIHC so cash will be available as needed to fulfill our corporate strategy. For additional information relating to investment class, unrealized gains and losses and maturities, see Note 5: Investment Securities to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

General and administrative expenses

For the three months ended September 30, 2013, our general and administrative expenses totaled $1.3 million, a $0.6 million decrease from the $1.9 million of expense for the same period in 2012. For the nine months ended September 30, 2013, our general and administrative expenses totaled $4.4 million, an increase from general and administrative expenses totaling $3.9 million for the same period in 2012. The increase noted in these expenses for the nine months ended September 30 is primarily attributable to resuming our obligations as a public company, including financial reporting and filing of periodic reports under the Exchange Act after emerging from bankruptcy on March 19, 2012. The reduction noted in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 is a result of additional Exchange Act filings required due to our emergence from bankruptcy during 2012.

Interest expense

For the three months ended September 30, 2013, we incurred $3.6 million of interest expense which is payable on the “Runoff Notes” described below in this Item 2 under “Notes Payable.” This compares to $4.3 million of interest expense which was incurred during the same period in 2012. This reduction is a direct result of the paydown of the outstanding principal balance of the Runoff Notes. For the nine months ended September 30, 2013, we incurred $11.5 million of interest expense which is payable on the Runoff Notes. This compares to $9.2 million of interest expense which was incurred during the same period in 2012, due to the fact that the Runoff Notes were not issued and outstanding until the Effective Date and, therefore, only 195 days of interest expense was recorded compared to 273 days in 2013. Because sufficient “Runoff Proceeds” (as such term is defined in the Indentures (defined below)) have not always been available to pay accrued interest on the Runoff Notes in cash, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. For the three months ended September 30, 2013, $0.7 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $3.0 million of interest was paid in cash. For the three months ended September 30, 2012, $0.7 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $3.7 million of interest was paid in cash. For the nine months ended September 30, 2013, $2.2 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $9.7 million of interest was paid in cash. For the nine months ended September 30, 2012, $4.0 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $3.7 million of interest was paid in cash. Accrued interest decreased by $0.4 million during the nine months ended September 30, 2013 from $1.5 million at December 31, 2012 to $1.1 million as of September 30, 2013. Accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available in the Collateral Account (as defined in the Indentures) to satisfy the required interest payment. As the principal outstanding under the Runoff Notes continues to decrease, the amount of interest payable is expected to continue to decrease.

Net Loss

Net loss for the three months ended September 30, 2013 totaled $0.9 million compared to a net income of $5.3 million for the same period in 2012. The primary line items impacting the change in net (loss) income for the periods are summarized in the table below.

Three months ended September 30, 2013 versus three months ended September 30, 2012 summary of change in net (loss) income (in thousands)

	Three months ended
	September 30, 2013	September 30, 2012	% Change	$ Change
Revenue	$3,723	$7,336	–49%	$(3,613)
Underwriting expenses	(297)	6,464	105%	6,761
General and administrative expenses	1,332	1,927	31%	595
Loss contract fair market value reserve change	—	(10,696)	N/A	(10,696)
Interest expense	3,566	4,342	18%	776

Net (loss) income	$(878)	$5,299	–117%	$(6,177)

Net loss for the nine months ended September 30, 2013 totaled $7.2 million compared to a net loss of $5.8 million for the same period in 2012. The primary line items impacting the change in net (loss) income for the periods are summarized in the table below.

Nine months ended September 30, 2013 versus the nine months ended September 30, 2012 summary of change in net (loss) income (in thousands)

	Nine months ended
	September 30, 2013	September 30, 2012	% Change	$ Change
Revenue	$6,850	$26,054	–74%	$(19,204)
Underwriting expenses	(891)	29,471	103%	30,362
General and administrative expenses	4,366	3,947	–11%	(419)
Loss contract fair market value reserve change	(987)	(10,696)	–91%	(9,709)
Interest expense	11,540	9,167	–26%	(2,373)

Net (loss) income	$(7,178)	$(5,835)	–23%	$(1,343)

The following schedule illustrates the combination of Predecessor and Successor financial results to present the full nine months ended September 30, 2012.

	Successor	Predecessor
	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012	Nine Months ended September 30, 2012
Revenue	$16,705	$9,349	$26,054
Underwriting expenses	17,236	12,235	29,471
General and administrative expenses	3,400	547	3,947
Loss contract fair market value reserve change	(10,696)	—	(10,696)
Interest expense	9,167	—	9,167

Net (loss) income	$(2,402)	$(3,433)	$(5,835)

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

Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012
Premiums assumed	$2,790	$4,149	$9,353	$10,385	$6,130
Change in unearned premiums	143	45	(1,281)	96	47

Premiums earned	$2,933	$4,194	$8,072	$10,481	$6,177

For the three months ended September 30, 2013, premiums earned totaled $2.9 million, a decrease of $1.3 million when compared to premiums earned of $4.2 million for the same period in 2012. For the nine months ended September 30, 2013, premiums earned totaled $8.1 million, a decrease of $8.6 million when compared to premiums earned of $16.7 million for the same period in 2012. This is consistent with the status of WMMRC in runoff mode and further reflects the impact of the PMI commutation described in Note 4: Insurance Activity to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. Premiums earned during the nine months ended September 30, 2013 were further reduced due to a $1.4 million increase in the post default premium reserve which is more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Losses Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses incurred or recovered for the three months and nine months ended September 30, 2013 and 2012, are provided in the following table:

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from March 20, 2012 through September 30 2012	Period from January 1, 2012 through March 19, 2012
Losses incurred (recovered)	$(618)	$6,063	$(1,918)	$16,100	$11,467

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

For the three months ended September 30, 2013 and 2012, the loss ratios for our business were losses recovered of 21 percent and losses incurred of 145 percent, respectively. For the nine months ended September 30, 2013 and 2012, the loss ratios for our business were losses recovered of 24 percent and losses incurred of 165 percent, respectively. The loss ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting loss or profit, as the case may be. The primary factor providing a loss recovery in any given period is the reduction of previously recorded premium deficiency reserves. A premium deficiency reserve reduction is generally the result of more favorable loss trends.

The components of the liability for losses and loss adjustment reserves are as follows at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Case-basis reserves	$48,681	$66,173
IBNR reserves	786	1,298
Premium deficiency reserves	8,103	15,053

Total	$57,570	$82,524

Losses and loss adjustment reserve activity are as follows for the nine months ended September 30, 2013 and year ended December 31, 2012:

	September 30, 2013	December 31, 2012
Balance at beginning of period	$82,524	$142,119
Incurred - prior periods	(1,918)	30,111
Paid - prior periods	(23,036)	(89,706)

Total	$57,570	$82,524

Net Investment Income (Loss)

A summary of our net investment income (loss) for the three months and nine months ended September 30, 2013 and 2012 is as follows:

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Period from March 20, 2012 through September 30, 2012	Period from January 1, 2012 through March 19, 2012
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(631)	$(507)	$(1,715)	$(1,263)	$(523)
Investment income on fixed-maturity securities	1,621	2,113	5,258	5,377	2,467
Interest income on cash and equivalents	2	58	11	87	3
Realized net gain (loss) from sale of investment	(767)	2,345	(754)	2,617	176
Unrealized (losses) gains on trading securities held at period end	565	(867)	(4,022)	(594)	1,049

Net investment income	$790	$3,142	$(1,222)	$6,224	$3,172

Income Taxes

The Company has no current tax liability due as a result of its tax loss position for periods ended September 30, 2013 and 2012 and December 31, 2012. More detailed information regarding the Company’s tax position including net operating loss carry forwards is provided in Note 7: Federal Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2012 and in Note 6: Federal Income Taxes to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code that apply to property and casualty insurance companies. WMIHC, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the periods ending September 30, 2013 and December 31, 2012 associated with WMIHC’s tax liability from the current or preceding periods.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments. As of September 30, 2013 and December 31, 2012, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We hold investments at both WMIHC and WMMRC and the two portfolios consist entirely of fixed income instruments, including commercial paper and overnight money market funds. The value of these investments declined from $311.1 million as of December 31, 2012 to $270.9 million as of September 30, 2013. The primary factor in this decrease in investments was the result of loan losses paid from the funds held in trust for this purpose by WMMRC. In addition, WMIHC held $0.1 million and $25.2 million restricted cash at September 30, 2013 and December 31, 2012, respectively. $25.0 million of the restricted cash held at December 31, 2012 was utilized for the paydown of Runoff Notes as described in Notes Payable below. The current balance of restricted cash is held in a separate collateral account to comply with the terms of the Indentures.

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

During the nine months ended September 30, 2013 and the year ended December 31, 2012, we transferred $12.3 million and $17.7 million, respectively, of corporate securities that mature within 12 months from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 5: Investment Securities to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our investment securities.

WMIHC

On the Effective Date, WMIHC received $75 million of cash as contemplated by the Plan. We invested $74 million in agency discount notes, corporate obligations and overnight money market funds. These investment securities are primarily scheduled to mature within six months after purchase and we intend to hold all investments to maturity and reinvest the proceeds of the matured securities in similar investment securities. WMIHC’s investment portfolio is recorded at amortized cost. At September 30, 2013, the portfolio was valued at $74.7 million. Approximately 90 percent of the portfolio consists of securities that will mature within the next 12 months and 100 percent of the securities will mature within the next 18 months.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. At September 30, 2013, over 94 percent of WMMRC’s investment portfolio was held in five trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, including funds in overnight money market instruments, was valued at approximately $196.2 million at September 30, 2013. Approximately 21 percent of the portfolio consists of securities that will mature within the next 12 months and 52 percent of the securities will mature between one and five years, and the remaining 27 percent beyond five years.

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

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIHC as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIHC to satisfy its liquidity needs. Any dividend or payment by WMMRC to WMIHC must be approved by the Insurance Commissioner of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIHC’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments, fees paid to it by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Commissioner of the State of Hawaii, cash on hand and potential borrowings made under its existing Financing Agreement described below in this Item 2 under “Financing Agreement”. In addition, all dividends paid by WMMRC to WMIHC must first be used to make payments on the Runoff Notes in accordance with the Indentures.

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

WMMRC has net assets totaling $145.0 million and $167.0 million as of September 30, 2013 and December 31, 2012, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by the trust arrangements referenced earlier in this report, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 8: Notes Payable to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Capital Structure and Management

WMIHC’s capital structure consists of shareholders’ equity and $102.2 million of term debt as of September 30, 2013. Term debt of $130.0 million was issued on the Effective Date. This has subsequently decreased by a net amount of $27.8 million as a result of principal payments totaling $38.3 million net of PIK Notes which have been issued totaling $10.5 million.

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of September 30, 2013, 201,842,351 shares of WMIHC’s common stock were issued and outstanding; no shares of its preferred stock are issued or outstanding.

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

While WMIHC is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of September 30, 2013, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Financing Agreement and the Indentures impose restrictions on WMMRC business activities. During the three months ended September 30, 2013, WMMRC paid $15.0 million in dividends to WMIHC.

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

The facility consists of (a) a tranche A term loan and a tranche A-1 term loan in the aggregate principal amount of $25 million and (b) a tranche B term loan in the aggregate principal amount of $100.0 million. The proceeds of (a) the tranche A term loan and tranche A-1 term loan can be used to fund working capital and for general corporate purposes, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sector. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC. As of September 30, 2013 and December 31, 2012, no loans were outstanding under the Financing Agreement. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired.

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. In connection with all interest payments due and payable in respect of the Second Lien Runoff Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. Since the issuance of the Indentures through September 30, 2013, $13.4 million in interest payments on the First Lien Notes were paid in cash. The aggregate face amount of PIK Notes issued and outstanding as of September 30, 2013 and December 31, 2012 totals approximately $10.5 million and $8.3 million, respectively. Outstanding amounts under these Runoff Notes totaled approximately $102.2 million and $136.3 million as of September 30, 2013 and December 31, 2012, respectively. Approximately $36.2 million and $2.1 million of First Lien Notes principal was paid during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. Interest on First Lien Notes paid in cash totaled approximately $9.7 million, $3.7 million and $3.7 million during the nine months ended September 30, 2013 and 2012 and the year ended December 31, 2012, respectively.

As of September 30, 2013, the Collateral Account contained $0.1 million of cash held to comply with the financing agreement which is described in Note 9: Financing Arrangements to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $1.3 million for the nine months ended September 30, 2013, $1.1 million for the period from March 20, 2012 to September 30, 2012 and zero for the period from January 1, 2012 to March 19, 2012. The expense and related income eliminate on consolidation.

On March 23, 2012, WMIHC and the Trust entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party will make available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees. The TSA was amended on September 24, 2012 and the term of the agreement was initially extended through March 31, 2013 subject to automatic renewal for successive additional three-month terms unless earlier terminated by either party upon at least 30 days written notice prior to the expiration of the term. The agreement has automatically renewed per its terms and is currently in place through December 31, 2013, subject to additional renewals. Either party may terminate one or more of the services offered upon ten (10) days written notice to the other party.

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

As of September 30, 2013, WMIHC had not received any Litigation Proceeds in connection with the foregoing. Given the speculative nature of litigation, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds.

As a result of the reorganization pursuant to the plan, an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded as of March 19, 2013. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated periodically for changes to its value. As of September 30, 2013, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $51.2 million. The fair market value of this reserve was $52.2 million at December 31, 2012. The decrease in the loss contract fair market value reserve during the period from December 31, 2012 through September 30, 2013 totaled $1.0 million and resulted in a corresponding decrease in expense of the same amount. The decrease in the loss contract fair market value reserve during the period between March 20, 2012 and September 30, 2012 totaled $10.7 million and resulted in a corresponding decrease in expense of the same amount. The fair market value of this reserve will ultimately be reduced to zero therefore it will improve operating results in future periods as it will reduce future expenses. For additional information, see Note 2: Significant Accounting Policies and Note 3: Fresh Start Accounting to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Our management has evaluated, under the supervision and with the participation of our Interim Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of September 30, 2013. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2013, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of September 30, 2013, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our risk factors from those disclosed in such Annual Report.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of WMI Holdings Corp., dated March 19, 2012 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 26, 2012, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of WMI Holdings Corp., dated March 19, 2012, as amended by the Amendment to Bylaws dated April 1, 2013 (filed as Exhibit 3.2 to the Company’s Current Report on Form 10-Q filed on May 10, 2013, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMI HOLDINGS CORP.
(Registrant)

Dated: November 8, 2013	By:	/s/ Charles Edward Smith
	Name:	Charles Edward Smith
	Title:	Interim Chief Executive Officer

Dated: November 8, 2013	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer