Form 10-K
period 2013-12-31
WMI HOLDINGS CORP.
filed 2014-03-14
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($0.80) as reported by OTCQB as of the last business day of the most recently completed second fiscal quarter (June 28, 2013) was $161 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 13, 2014, 202,092,351 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2014 Annual Meeting of Shareholders.

WMI HOLDINGS CORP.

2013 FORM 10-K ANNUAL REPORT

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

Introduction

WMI Holdings Corp.

On March 19, 2012 (the “Effective Date”), WMI Holdings Corp. (“WMIHC”) emerged from bankruptcy proceedings as the successor to Washington Mutual, Inc. (“WMI”). WMIHC is a holding company organized on August 17, 1994 (under the name Washington Mutual, Inc.) and existing under the laws of the State of Washington. WMIHC is the direct parent of WM Mortgage Reinsurance Company, Inc., a Hawaii corporation (“WMMRC”), and WMI Investment Corp., a Delaware corporation (“WMIIC”). As of September 26, 2008 (the “Petition Date”), the date WMI filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) in the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), WMIIC held a variety of securities and investments. As of the Effective Date, we had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode and we have not written any new business since the Petition Date. All of the banking assets of WMI were sold to JPMorgan Chase Bank, N.A. (“JPMC”) by the Federal Deposit Insurance Corporation (“FDIC”) prior to the Petition Date and all of the securities and investments held by WMIIC were liquidated and the value thereof distributed in connection with implementing the Plan (as defined below).

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

The Plan provided for, among other things, the distribution of cash, Runoff Notes (as defined in Note 1 in our Consolidated Financial Statements (“The Company and its Subsidiaries”) in Item 8 of this Annual Report on Form 10-K) and liquidating trust interests in WMI Liquidating Trust (the “Trust”) to certain holders of claims against the Debtors. The Plan also provided for the distribution of newly issued shares of WMIHC’s common stock to holders of preferred and common equity interests in the WMI. On or about March 23, 2012, the Trust distributed approximately $6.5 billion in cash and other assets as contemplated by the Plan.

Upon emergence from bankruptcy, WMIHC received $75 million in cash from certain creditors; obtained access to a $125 million senior credit facility to be used to fund working capital needs and permitted acquisitions; issued an aggregate amount of $130 million in Runoff Notes; and recorded a net operating loss (“NOL”) carry forward of approximately $5.97 billion. WMIHC also emerged from bankruptcy with a new board of directors and certain new officers. As described more fully in Item 7 of this Annual Report on Form 10-K, WMIHC continues to develop an acquisition strategy and is working with its investment banking advisor to identify and evaluate strategic opportunities across a broad array of industries for the purpose of facilitating an acquisition by WMIHC of one or more operating businesses. Nevertheless, as of December 31, 2013, we had not executed definitive documentation relating to any acquisition and there can be no assurance that any transaction will occur or, if so, on what terms.

WMIHC is authorized to issue up to 500,000,000 shares of common stock, and up to 5,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. On the Effective Date of the Plan and pursuant to its terms, WMIHC issued 200,000,000 shares of common stock, with 194,670,501 shares issued to WMIHC’s new shareholders and 5,329,499 shares issued and deposited into the Disputed Equity Escrow (as discussed below). As of December 31, 2013, 2,922,037 shares of common stock remain on deposit in the Disputed Equity Escrow. On October 18, 2012, 1,156,078 restricted shares of WMIHC’s common stock were issued under the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) to our outside directors. On August 13, 2013, 686,273 restricted shares of WMIHC’s common stock were issued under the 2012 Plan to our directors. As of December 31, 2013, 201,842,351 shares of WMIHC’s common stock were issued and outstanding and no shares of WMIHC’s preferred stock were issued or outstanding.

On the Effective Date, the Debtors (and now the Trust on behalf of the Debtors) continued to dispute whether the interests of certain former holders of “Equity Interests” or “Claims” (in each case as those terms are defined in the Plan) against the Debtors should be allowed. As a result, pursuant to the Plan, on the Effective Date, a “Disputed Equity Escrow” (as defined in the Plan) was created for the benefit of each holder of a “Disputed Equity Interest” (as defined in the Plan). Such Disputed Equity Escrow was created to hold shares of WMIHC’s common stock (as well as any dividends, gains or income attributable in respect of such common stock) allocable, on a pro rata basis, to each holder of such a Disputed Equity Interest if and when such Disputed Equity Interest becomes an “Allowed Equity Interest” (as such term is defined in the Plan). All such Equity Interests will constitute Disputed Equity Interests pursuant to the Plan until such time, or from time to time, as each Disputed Equity Interest has been compromised and settled or allowed or disallowed by a final order of the Bankruptcy Court.

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

On January 31, 2014, WMIHC announced that it had entered into (i) a note purchase agreement, dated as of January 30, 2014 (the “Note Purchase Agreement”), with the guarantors party thereto and KKR Management

Holdings L.P. (“KKR Management”), (ii) an investment agreement, dated as of January 30, 2014 (the “Investment Agreement”), with KKR Fund Holdings L.P. (“KKR Fund” and, together with KKR Management, “KKR”) and, for limited purposes, KKR Management and (iii) an investor rights agreement, dated as of January 30, 2014 (the “Investor Rights Agreement”), with KKR Fund ((i), (ii) and (iii) together, the “KKR Transaction”). For further information on the KKR Transaction, see Note 15 to our Consolidated Financial Statements (“Subsequent Events”) in Item 8 of this Annual Report on Form 10-K.

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

Due to deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC ceased assuming new mortgage risks from the primary carriers, and the Company’s continuing operations consisted solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in-force policies and otherwise continues as a licensed insurer. Management periodically evaluates the risks associated with the WMMRC portfolio of insurance policies and considers making adjustments, from time to time and in consultation with its advisors, as it deems appropriate. Management does not believe any adjustments to the carrying values of assets and liabilities as reported in our financial statements are required as a result of the runoff status.

The reinsurance agreements with Triad and PMI were commuted on August 31, 2009 and October 2, 2012, respectively (see Note 4 to our Consolidated Financial Statements (“Insurance Activity”) in Item 8 of this Annual Report on Form 10-K for additional information on the PMI communication). The PMI transaction resulted in a loss from contract termination of $6.2 million during the year ended December 31, 2012. In accordance with the commutation agreement between WMMRC and PMI, the trust assets were distributed in a manner such that PMI received $49.0 million in cash and WMMRC received all remaining trust assets equal to approximately $30.7 million.

As required by the Indentures (as defined in Note 1 to our Consolidated Financial Statements (“The Company and its Subsidiaries”) in Item 8 of this Annual Report on Form 10-K), we applied for regulatory approval from the Insurance Division of the State of Hawaii for WMMRC to form a protected cell (e.g. convert from a Class 2 captive insurance company to a Class 4 captive insurance company) and grant certain additional liens to the note holders under the Indentures and lenders party to the Financing Agreement (as defined in Note 9 to our Consolidated Financial Statements (“Financing Arrangements”) in Item 8 of this Annual Report on Form 10-K), and provide additional guarantees to the lenders. The Insurance Division approved our request to form the protected cell but denied our request to grant the additional liens and guarantees. In light of the Insurance Division’s decision, and because there would be no direct benefits resulting from forming the protected cell without having authority to grant the additional liens and guarantees described above, we have decided not to form the protected cell.

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

Government Regulation

We are subject to the regulations of the Securities and Exchange Commission (“SEC”) and the Insurance Commissioner of the State of Hawaii. We are also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Any of these laws or regulations may be modified or changed from time to time, and there is no assurance that such modifications or changes will not adversely affect us.

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

Employees

As of December 31, 2013, we employed two full-time employees. We also have retained the services of two individuals on an interim basis to serve as executive officers of WMIHC. Neither of our employees is covered by a collective-bargaining agreement. We consider our relations with our employees to be good.

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

Executive Officers of the Registrant

The Company has two executive officers: Charles Edward Smith, its President, Interim Chief Executive Officer, Interim Chief Legal Officer and Secretary and Timothy F. Jaeger, its Interim Chief Financial Officer and Interim Chief Accounting Officer. Mr. Smith provides services to the Company under the Transition Services Agreement, dated March 23, 2012 (the “TSA”), entered into between WMIHC and the Trust, under which Mr. Smith is to provide chief executive officer and other services to the Company. Mr. Jaeger provides non-exclusive services to the Company under an Engagement Agreement with CXO Consulting Group, LLC, under which Mr. Jaeger acts as Interim Chief Accounting Officer and Interim Chief Financial Officer to the

Company. Subject to the terms of the agreements, the executive officers are elected by and serve at the discretion of the Company’s board of directors. There are no arrangements or understandings between the executive officers and any other person pursuant to which he was or is to be selected as an officer, other than the designated agreements, which agreements designate the service or positions to be held by the executive officer. Neither of the executive officers is related to one another or to any of our members of the board of directors.

Mr. Smith, age 44, has served as President, Interim Chief Executive Officer, Interim Chief Legal Officer and Secretary since the Effective Date. In addition, since the Effective Date, Mr. Smith has served as the Executive Vice President, General Counsel and Secretary of the Trust. During the significant portion of WMI’s Chapter 11 proceedings, Mr. Smith served as the Executive Vice President, General Counsel and Secretary of WMI. Prior to the closure of WMB on September 25, 2008, Mr. Smith was a First Vice President, Assistant General Counsel and Team Lead (Corporate Finance) for WMB, where he supported the Treasury Group and led a team of lawyers who supported the Company’s capital, liquidity, mergers and acquisitions and structured finance activities.

Mr. Jaeger, age 55, has served as Interim Chief Financial Officer since June 25, 2012 and Interim Chief Accounting Officer since May 28, 2012. He is a Certified Public Accountant with over 25 years of accounting experience. Most recently, from December 2006 to March 2012, Mr. Jaeger served as Senior Vice President-Chief Accounting Officer/CFO of Macquarie AirFinance, Ltd., a global aviation lessor providing aircraft and capital to the world’s airlines. From November 2006 to December 2009, Mr. Jaeger was a partner of Tatum Partners, LLC, an executive services and consulting firm in the United States.

Available Information

We file annual, quarterly and other reports, proxy statements and other information with the SEC under the Exchange Act. As of December 31, 2013, we did not have an Internet website. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of its Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec/gov/ where you can obtain our SEC filings.

Upon written request, we will furnish to you without charge a paper copy of our Annual Report on Form 10-K for fiscal year ended December 31, 2013 (including financial statements and schedules, but without exhibits). Copies of exhibits to our Annual Report on Form 10-K, and copies of our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K will be furnished for a payment of a fee of $0.50 per page upon written request directed to Secretary, WMI Holdings Corp., 1201 Third Avenue, Suite 3000, Seattle, WA 98101.

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

Risks Related to WMIHC’s Emergence from Bankruptcy

Despite having emerged from bankruptcy, WMIHC continues to be subject to the risks and uncertainties associated with residual Chapter 11 bankruptcy proceedings.

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

Because our historical consolidated financial statements reflect fresh start reporting adjustments following emergence from bankruptcy, as well as effects of the transactions contemplated by the Plan, financial information in our future financial statements will not be comparable to WMI’s financial information prior to our emergence from bankruptcy.

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

Risks Related to WMIHC’s Business

WMIHC is a holding company, and its only material assets are its equity interests in its operating subsidiary and its other investments, and WMIHC’s principal source of revenue and cash flow will be distributions and certain payments from our wholly-owned subsidiary, WMMRC; at the present, WMMRC is limited by contract in making distributions and in the future, our other subsidiaries may be limited by law and by contract in making distributions to us.

As a holding company, our only material assets are our cash on hand, the equity interests in our subsidiaries (WMMRC and WMIIC) and other investments. As of December 31, 2013, excluding restricted cash and assets held in trust, we had approximately $84.9 million in cash, cash equivalents, and investments, which includes $11.0 million held by our wholly-owned subsidiary, WMMRC; WMIIC holds no assets and generates no revenues. For the foreseeable future, our principal source of revenue and cash flow will be investment income from our investment portfolio, distributions from our subsidiaries, if any, and certain payments made to us by WMMRC pursuant to an Administrative Services Agreement and Investment Management Agreement. WMMRC is limited by contract from making distributions to WMIHC until the Runoff Notes are paid in full and is limited by insurance law from making distributions to us unless consent is obtained from the Insurance Commissioner of the State of Hawaii. Thus, our ability to service our debt, finance acquisitions and pay dividends to our shareholders in the future is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are and will be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise except for distributions of Runoff Proceeds (as defined in the Indentures) to pay the note holders under the Indenture. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that are contained in our financing agreements and Indentures, availability of sufficient funds and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and shareholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business.

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

As of December 31, 2013, we had $264.0 million cash and other securities, of which approximately $74.0 million is held directly by WMIHC and approximately $190.0 million is held by WMMRC. Under most circumstances, WMMRC’s cash will not be available for use by WMIHC. Investing in securities other than United States government investments will likely result in a higher risk of loss to us, particularly in light of uncertain domestic and global political, credit and financial market conditions. We value these securities for various purposes based on a number of factors, including, without limitation, third-party independent valuations. Because valuations, and particularly valuations of securities of private securities and illiquid securities, are inherently uncertain, such valuations may fluctuate significantly over short periods of time and may differ materially from the values that would have been obtained if an active market existed for these securities.

We, together with our subsidiaries, may not be able to fully utilize our NOL and other tax carry forwards.

As of December 31, 2012, WMIHC and its subsidiaries had United States federal NOLs of approximately $7.54 billion, of which approximately $5.97 billion was allocated to that portion of 2012 after the ownership change described in this Annual Report on Form 10-K that, if unused, will begin to expire in 2029. We have determined that, as of December 31, 2013, WMIHC and its subsidiaries had NOLs not subject to limitation under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”) of approximately $5.96 billion. Both WMIHC and WMMRC have established valuation allowances for these deferred tax assets based on their assessments of the amounts of deferred tax assets that are more-likely-than-not realizable.

On the Effective Date, we believe that WMIHC and its subsidiaries experienced an “ownership change” within the meaning of Sections 382 and 383 of the Code. An ownership change is generally defined as a more than 50 percentage point increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period or since the last ownership change if such prior ownership change occurred within the prior three-year period. As a result of the ownership change on the Effective Date, the limitations on the use of pre-change losses and other carry forward tax attributes in Sections 382 and 383 of the Code apply and WMIHC and its subsidiaries will only be able to utilize a small portion of their NOL carry forwards from the years prior to 2012 and the portion of the NOL for 2012 allocable to the portion of the year prior to March 20, 2012. The utilization of the NOL for 2012 allocable to the portion of the year after the Effective Date and the NOLs from subsequent years should not be affected by the ownership change on the Effective Date.

The ability of WMIHC and its subsidiaries, and any future subsidiary, to utilize their NOLs and other tax carry forwards to reduce taxable income in future years may be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carry forwards prior to their expiration and/or the Internal Revenue Service (“IRS”) challenges that a transaction or transactions were concluded with the substantial intent of sheltering future tax liabilities. There can be no assurance that we will have sufficient taxable income or that the IRS will not challenge the use of the NOLs in later years to enable the Company to use the NOLs before they expire. Additionally, the ability of WMIHC and its subsidiaries (and any future subsidiary) to fully use these tax assets could also be adversely affected if the respective companies were deemed to have another “ownership change” within the meaning of Sections 382 and 383 of the Code. Although we have certain restrictions in place on ownership transfer, our board of directors could issue additional shares of stock or permit future ownership changes and conversions or redemptions of our stock and, which, depending on their magnitude, could result in ownership changes that would trigger the imposition of additional limitations on the utilization of our NOLs under Sections 382 and 383 of the Code. Accordingly, there can be no assurance that, in the future, WMIHC and/or its subsidiaries (and any future subsidiary) will be able to utilize its NOLs or not experience additional limitations on utilizing the tax benefits of their NOLs and other tax carry forwards. Such limitations could have a material adverse effect on WMIHC and/or its subsidiaries’ results of operations, cash flows or financial condition.

In an attempt to minimize the likelihood of an additional ownership change occurring, our Amended and Restated Articles of Incorporation (the “Articles”) contain restrictions limiting the accumulation (and disposition) of shares by persons owning (actually or constructively), or who would own as a result of the transaction, 4.75 percent of any class of our stock (with certain adjustments). Nevertheless, it is possible that we could undergo an additional ownership change, either by events within or outside of the control of our board, e.g., indirect changes in the ownership of persons owning 5 percent of our stock. Also, in the event that the Second Lien Notes (as defined in Note 1 to our Consolidated Financial Statements ( “The Company and its Subsidiaries”) in Item 8 of this Annual Report on Form 10-K), are recharacterized as equity, transfers of such notes might be taken into account for purposes of Section 382 of the Code. Moreover, approximately 2.9 million shares of our common stock are held in escrow in the Disputed Equity Escrow (as defined in the Plan). A subsequent release or transfer of the stock potentially could result in an ownership change of WMIHC at that time. In the event of a subsequent ownership change, all or part of the NOLs from 2012 and subsequent years that were previously unlimited could also become subject to an annual limitation.

The IRS could challenge the amount, timing and/or use of our NOL carry forwards.

The amount of our NOL carry forwards has not been audited or otherwise validated by the IRS. Among other things, the IRS could challenge whether an ownership change occurred on the Effective Date, as well as the amount, the timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all of our NOL carry forwards. In addition, calculating whether an ownership change has occurred, for tax purposes, is subject to inherent uncertainty, both because of the complexity and ambiguity of Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our utilizable NOL carry forwards could be changed as a result of a successful challenge by the IRS or as a result of our learning of new information about the ownership of, and transactions in, our securities.

Possible changes in legislation could negatively affect our ability to use the tax benefits associated with our NOL carry forwards.

The rules relating to United States federal income taxation are constantly under review by persons involved in the legislative and administrative rulemaking processes, by the IRS and by the United States Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Future revisions in United States federal tax laws and interpretations thereof could adversely impair our ability to use some or all of the tax benefits associated with our NOL carry forwards.

If we are unable to make acquisitions or there are delays in finding suitable acquisition targets, WMIHC may never achieve sustained profitability or it could adversely affect the value of the Company.

Our ability to successfully execute an acquisition strategy will impact our ability to sustain or increase profitability and grow our business. There can be no assurances that we will be successful in this endeavor. WMIHC’s inability to make acquisitions may impair WMIHC’s ability to be profitable. WMIHC may not be able to sustain or increase profitability on a quarterly or annual basis. There may be a substantial period of time before we are able to invest and make suitable acquisitions. Delays we encounter in the selection, acquisition and/or development of targets could adversely affect our profitability and the value of the Company.

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

Most of our senior credit facility may only be used for permitted acquisitions and permitted originations and it contains restrictive covenants that may restrict our ability to pursue our business strategies.

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

Our credit facility restricts, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The credit facility also contains customary events of default. These covenants, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of its assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, our credit facility contains financial covenants relating to, among other things, interest coverage ratio, asset coverage ratio and financial performance as compared with WMIHC’s annual business plan. Our ability to comply with these covenants is subject to certain events outside of our control, including the approval of certain governmental authorities relating to the transfer of certain insurance assets. If we are unable to comply with these covenants, the lenders under the credit facility could terminate their commitments and they could accelerate repayment of our outstanding borrowings, and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms. If we are unable to repay outstanding borrowings when due, the lenders under the credit facility will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the credit facility are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

We currently believe that WMIHC’s current cash resources together with existing debt facilities will be sufficient to meet WMIHC’s anticipated needs for the next 12 months. However, we may need to raise additional capital sooner in order to acquire businesses or technologies. We may seek to raise additional capital through the issuance of equity or debt securities, or a combination thereof, in the public or private markets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for WMIHC’s business. Any future issuance of equity securities or securities convertible into equity may result in substantial dilution to WMIHC’s shareholders, and the securities issued in such a financing may have rights, preferences or privileges senior to those of WMIHC’s common stock or senior notes. Also as noted in this Annual Report on Form 10-K, the provisions of the Code and certain applicable United States Treasury regulations will limit the number of shares of stock we can sell from time to time without causing a limitation on our ability to use our NOL carry forwards to reduce our future tax obligations. If WMIHC raises additional funds by issuing debt, WMIHC may be subject to limitations on its operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available to WMIHC at the time that it seeks to raise additional capital, our ability to execute our business plan successfully may be negatively impacted. Our senior credit facility expires on March 19, 2015. If we have not identified and closed on an acquisition by this date, our existing senior credit facility will not be available for acquisitions or working capital. Likewise, there can be no assurances that WMIHC will be able to successfully identify and enter into a replacement senior credit facility when such existing senior credit facility expires in accordance with its terms.

The lenders’ obligations to make loans under WMIHC’s senior credit facility are subject to the satisfaction or waiver of certain conditions, including the absence of defaults and events of defaults under such credit facility, the accuracy of representations and warranties in all material respects and an asset coverage ratio (as defined in such credit facility) of at least 1.25 to 1:00. There are certain additional conditions for the lenders’ obligation to make loans used to fund permitted acquisitions, including that such loans must not represent more than 80% of the purchase price paid in connection with a permitted acquisition and the transaction must receive either lender board representative approval or approval by independent valuation process (as defined in the credit facility).

The Subordinated Notes (as defined below) may only be used to fund permitted acquisitions, and the availability of funding under the Note Purchase Agreement is subject to certain conditions.

WMIHC may, at its election, issue up to $150 million aggregate principal amount (at issuance) of subordinated 7.50% PIK notes (the “Subordinated Notes”) to KKR Management under the Note Purchase Agreement, on one or more occasions until January 30, 2017. WMIHC must use all or substantially all of the proceeds from the issuance of the Subordinated Notes to fund the acquisition, whether by purchase, merger or otherwise, of the assets of, or equity interests of, or a business line, unit or division of any entity approved by our board of directors.

KKR Management’s obligation to purchase the Subordinated Notes is subject to the satisfaction or waiver of certain conditions, including the absence of defaults and events of defaults under the Note Purchase Agreement, the pro forma solvency of WMIHC and its subsidiaries, compliance with the provisions of the certificate of designation of WMIHC’s convertible stock and compliance with certain sections of the Investor Rights Agreement. Further, WMIHC’s ability to issue the Subordinated Notes is subject to the absence of defaults and events of defaults under the credit facility and limited under the terms of the credit facility to an original principal amount no greater than (i) $25 million and (ii) 25% of consolidated tangible assets, as defined in the credit facility. If the above conditions are not met by WMIHC or waived by KKR Management and, if applicable, the lenders under the credit facility, then WMIHC may not have access to adequate funding for the purchase of the desired acquisition.

We will not be able to issue Subordinated Notes after January 30, 2017.

The Note Purchase Agreement contains restrictive covenants that may restrict our ability to pursue our business strategies.

The Note Purchase Agreement restricts, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. These covenants, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt.

KKR Management and the lenders under the credit facility may not provide funding to us to acquire a desirable acquisition, in contravention of their obligations to do so.

Even if WMIHC is in compliance with the conditions for issuance of the Subordinated Notes, KKR Management may refuse to purchase, or may be unable to purchase, such Subordinated Notes, in violation of the Note Purchase Agreement. Our legal remedies to enforce our right to require KKR Management to purchase the Subordinated Notes pursuant to the terms of the Note Purchase Agreement may not be adequate to allow us to consummate the desired acquisition. Similarly, even if WMIHC is in compliance with the conditions for borrowing under the credit facility, the lenders under the credit facility may refuse, or may be unable, to make such extensions of credit, in violation of the credit facility. Our legal remedies to enforce our right to require the lenders under the credit facility to extend credit pursuant to the terms of the credit facility may not be adequate to allow us to consummate the desired acquisition.

The restrictive covenants in the Credit Facility and the Note Purchase Agreement are subject to a number of important qualifications, exceptions and limitations, and are subject to amendment.

The restrictive covenants in the credit facility and the Note Purchase Agreement are subject to a number of important qualifications, exceptions and limitations. This means that the restrictions are not absolute prohibitions. WMIHC and its subsidiaries may be able to engage in some of the restricted activities, such as incurring additional debt, paying dividends, making investments, selling assets and entering into mergers or other business combinations, in limited amounts or in certain circumstances, notwithstanding the restrictive covenants. These actions could adversely affect our financial condition and the value of WMIHC. In addition, the restrictive covenants in the credit facility and the Note Purchase Agreement can be amended with the consent of lenders whose pro rata shares aggregate at least 66 2/3%, with respect to an amendment to the credit facility, and a majority of the holders of the Subordinated Notes then outstanding, with respect to an amendment to the Note Purchase Agreement, and any such amendment would bind all lenders and holders, respectively, including ones that did not vote in favor of the amendment. Any such amendment could delete one or more restrictive covenants or add additional qualifications, exceptions or limitations.

Changes in disclosure laws or interpretations resulting in higher compliance costs are likely to adversely affect WMIHC’s future consolidated results of operations, financial position and cash flows.

Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations enacted by the SEC, are resulting in increased compliance costs. WMIHC, like all other public companies, is incurring expenses and diverting employees’ time in an effort to comply with such laws. WMIHC is an accelerated reporting company, and has completed the process of documenting its systems of internal control and has evaluated its systems of internal control. We expect to continue to devote the necessary resources, including internal and external resources, to support WMIHC’s assessment and disclosure obligations. In addition, during the bankruptcy, WMI adopted so-called “Modified Exchange Act Reporting” under the SLB 2. Upon emergence from bankruptcy, WMIHC continues to rely upon the guidance set forth in SLB 2 and we have filed and will continue to file the Exchange Act periodic reports for all periods that begin after the Effective Date of the Plan. If WMIHC is not able to follow the Modified Exchange Act Reporting under SLB 2, much more extensive historical disclosure requirements could be imposed on WMIHC which we may not be able to satisfy and which would have a material adverse effect on the Company, including but not limited to, substantial compliance costs and sanctions. Compliance with different or evolving standards will result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities and could subject WMIHC to sanctions or investigation by regulatory authorities.

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

We have very limited staffing and management resources and we are highly dependent on our interim executive officers and certain key employees. WMIHC’s key employees are employed by WMIHC; however, its Interim Chief Executive Officer, Charles Edward Smith, is an employee of the Trust, and its Interim Chief Financial Officer, Timothy F. Jaeger, is a self-employed consultant engaged by the Company to provide financial reporting services. As of December 31, 2013, the Company had two employees. However, minimal staffing and any inability of WMIHC to engage new executive officers or key employees in the event its interim executive officers or key employees terminate employment could have a material adverse impact on our operations or delay or curtail WMIHC’s objectives.

Business interruptions could limit WMIHC’s ability to operate its business.

WMIHC’s operations, as well as others on which WMIHC depends, are vulnerable to damage or interruption from fire; natural disasters, including earthquakes; computer viruses; human error; power shortages; telecommunication failures; international acts of terror; and similar events. WMIHC’s offices are located in Seattle, Washington and we currently share office space with and obtain certain key services from the Trust pursuant to the TSA. The TSA was amended on September 18, 2012 and the term of the agreement was extended through March 31, 2013, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

Although we have certain business continuity plans in place, we have not established a formal comprehensive disaster recovery plan, and WMIHC’s back-up operations and business interruption insurance may not be adequate to compensate it for losses WMIHC may suffer. A significant business interruption, including an unexpected non-renewal or termination of the TSA, could result in losses or damages incurred by WMIHC and require the Company to cease or curtail its operations at our current location.

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

We are also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Changes in accounting rules could adversely affect the reported financial statements or our results of operations and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and there is no assurance that such modifications or changes will not adversely affect us.

Risks Related to Owning WMIHC’s Stock

Our stock is subject to transfer restrictions under our Articles.

Our Articles contain significant transfer restrictions in relation to the transfer of our stock. These court-approved transfer restrictions have been adopted in order to protect our ability to utilize significant NOL carry forwards under and in accordance with regulations promulgated by the IRS. In particular, without the approval of our board of directors, (i) no person will be permitted to acquire, whether directly or indirectly, and whether in one transaction or a series of related transactions, our stock, to the extent that after giving effect to such purported acquisition (a) the purported acquirer or any other person by reason of the purported acquirer’s acquisition would become a Substantial Holder (as defined below) of any class of our stock, or (b) the percentage of stock ownership of a person that, prior to giving effect to the purported acquisition, is already a Substantial Holder of the class of stock sought to be acquired would be increased; and (ii) no Substantial Holder may dispose, directly or indirectly, of any shares without the consent of a majority of our board of directors. A “Substantial Holder” is a person that owns (as determined for NOL purposes) 4.75 percent of any class of our stock, including any instrument treated as stock for NOL purposes.

WMIHC’s common stock is trading over-the-counter on the OTCQB electronic quotation system without the support of WMIHC and caution is advised.

We do not currently intend to have any of our securities listed on an exchange or a national market. We note that our common stock currently trades over-the-counter on OTC Markets OTCQB electronic quotation system (“OTCQB”) on an unsolicited quote basis, meaning that all prices reflect unsolicited customer orders. Investors are cautioned that no firm is making a market in our stock and investors may have a difficult time selling our stock. We have not taken any steps or actions to list or otherwise facilitate any trading in our common stock. We remind shareholders and investors that we have no control over the trading of our securities on the OTCQB or otherwise, except for the restrictions on transfers contained in our Articles.

Anti-takeover provisions in our Articles and Amended and Restated Bylaws (“Bylaws”) and under Washington law could make a third party acquisition of WMIHC difficult.

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

WMIHC has 500,000,000 shares of common stock authorized for issuance and 5,000,000 shares of preferred stock authorized for issuance. As of March 12, 2014, WMIHC had 201,842,351 shares of its common stock issued and outstanding. The possibility of dilution posed by shares available for future sale could reduce the market price of WMIHC’s common stock and could make it more difficult for WMIHC to raise funds through equity offerings in the future.

In connection with the KKR Transaction, 1,000,000 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”), and warrants to purchase 61,400,000 shares of the Company’s common stock were issued effective January 30, 2014.

For further information on the KKR Transaction and the reservation and issuance of the Company’s common stock under the 2012 Plan, see Note 15 to our Consolidated Financial Statements (“Subsequent Events”) in Item 8 of this Annual Report on Form 10-K.

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

One or more of the primary mortgage insurers with whom we do business may be vulnerable to adverse market conditions and because of that uncertainty there can be no assurances that such insurers can withstand the current market and financial pressures they may face from time to time. In fact, at least one counterparty is currently operating subject to state supervision. These factors could have negative consequences for WMMRC’s cash flows and WMMRC’s ability to pay dividends to WMIHC in the future, which in turn could adversely affect WMIHC’s ability to service the Runoff Notes.

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

WMMRC is subject to comprehensive regulations, including minimum capital standards, which are subject to change and may harm our business.

WMMRC is domiciled in the State of Hawaii and is subject to the rules and regulations as promulgated by the State of Hawaii and its Department of Insurance, its primary state regulator. Foremost among those rules and regulations are minimum capital standards. Management believes that as of December 31, 2013, WMMRC satisfied such minimum capital standards and other applicable rules and regulations. Nevertheless, there can be no assurances of WMMRC’s future ability to meet those standards, or as they may be revised.

In addition, WMMRC’s business may be affected by legislative or regulatory reforms of the U.S. housing finance system, as well as the application of certain public or private sector programs designed to assist homeowners avoid foreclosure. In each case, these reforms and programs could change the economic behavior of either the mortgage insurance policyholders or the mortgage insurance companies to the detriment of WMMRC. Following the severe financial dislocations of 2008, new, sweeping rules and rules and regulations were (and continue to be) promulgated by federal, state and local regulatory authorities, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Because WMMRC is currently operating its business in runoff mode, it has not, to date, needed to materially change any of its business practices in response to various regulatory initiatives, including the Dodd-Frank Act. Nevertheless, there can be no assurances that WMMRC will not be required to undertake changes to its business practices in the future in response to one or more regulatory initiatives.

In addition, WMMRC’s reinsurance counterparties with active underwriting and other businesses have disclosed heightened regulatory oversight of their operations, including by the Consumer Financial Protection Bureau (“CFPB”) and we cannot predict the extent to which such heightened scrutiny may affect how those counterparties do business with WMMRC. Likewise, neither WMMRC nor its counterparties can predict the full impact various regulatory initiatives currently pending or being considered may have on their respective businesses or operations.

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

Except in very limited circumstances, holders of the Runoff Notes will have no recourse against WMIHC or its subsidiaries for payments due on the Runoff Notes other than against Runoff Proceeds, and there can be no assurance that the runoff proceeds and other recourse assets will be sufficient in amount to cause any unpaid interest and the outstanding principal amount of the Runoff Notes to be paid in full. The Runoff Notes will not be guaranteed by any current or future subsidiaries of WMIHC, including WMMRC, and will be effectively subordinate to the liabilities of WMMRC.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Seattle, Washington. We lease office space for our two employees and share common area space with the Trust pursuant to the TSA. Under the TSA, we have the right to request and utilize one additional office and four interior cubes for our employees and consultants as long as such space is available. See Note 7 to our Consolidated Financial Statements (“Service Agreements and Related Party Transactions”) in Item 8 of this Annual Report on Form 10-K for additional information.

Item 3.	Legal Proceedings.

As of December 31, 2013, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As described in Part I, Item 1. Business, on September 26, 2008, the Debtors filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. The Debtors emerged from Chapter 11 on March 19, 2012. On the Effective Date, all of the outstanding common stock and all other outstanding equity securities of the Predecessor, including all options and restricted stock awards, were cancelled pursuant to the terms of the Plan and WMIHC issued 200,000,000 shares of common stock pursuant to the terms of the Plan (“Successor Common Stock”). Because the value of one share of Successor Common Stock bears no relation to the value of one share of the Predecessor’s common stock (a new equity value established upon emergence) the following discussion contains information regarding Successor Common Stock.

Market Information

Successor Common Stock is currently quoted on the OTCQB under the trading symbol “WMIH.” Prior to September 25, 2008, Predecessor’s common stock traded on the New York Stock Exchange under the symbol “WM.” From September 26, 2009 through the Effective Date, shares of the Predecessor’s common stock were quoted on the over-the-counter market under the symbol “WAMUQ.”

Because the value of one share of Predecessor’s common stock bears no relation to the value of one share of Successor Common Stock, only the trading prices of Successor Common Stock are set forth below. The following table shows the range of reported high and low daily closing prices for the Successor Common Stock for each full quarterly period during 2013 and 2012 from the OTC Pink and OTCQB. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High	Low
Fourth Quarter – 2013	$2.82	$1.01
Third Quarter – 2013	$1.38	$.80
Second Quarter – 2013	$.95	$.59
First Quarter – 2013	$.84	$.67
Fourth Quarter – 2012	$.88	$.45
Third Quarter – 2012	$.58	$.46
Second Quarter – 2012	$.77	$.43
First Quarter (beginning March 19, 2012)	$1.00	$.90

On March 7, 2014, the price of Successor Common Stock traded on the OTCQB ranged from a high of $3.34 per share to a low of $3.15 per share.

Holders

As of March 7, 2014, there were approximately 7,947 shareholders of record of WMIHC common stock. This does not reflect holders who beneficially own common stock held in nominee or street name.

Dividends

We have not declared or paid any dividends on our Successor Common Stock. The terms of our Financing Agreement and the Note Purchase Agreement restrict the payment of dividends on shares of our common stock, and we do not anticipate paying any dividends at this time or for the foreseeable future. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. See also “Dividend Policy” under Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies”) and Note 9 to our Consolidated Financial Statements (“Financing Arrangements”) in Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

Sales of Unregistered Equity Securities

On March 19, 2012, pursuant to the Plan we issued 200,000,000 shares of our Successor Common Stock. See Item 1. Business Introduction—WMI Holdings Corp. Based on the Confirmation Order, the Company relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), the issuance of the new securities.

On October 18, 2012, WMIHC issued a total of 1,156,078 restricted shares of WMIHC’s common stock under the 2012 Plan to outside directors. On August 13, 2013, 686,273 restricted shares of WMIHC’s common stock were issued under the 2012 Plan to outside directors. The restricted shares vest in three equal installments commencing on the date of grant over a three year period (subject to continued service as a director through each vesting date and subject to certain stock ownership guidelines in which the director must at all times during service on the board hold shares of WMIHC’s stock equal to 50 percent of the aggregate number of shares awarded to the director as director compensation and that have vested, and such shares may not be sold without the prior approval of the Compensation Committee). Effective February 10, 2014, we increased the number of shares reserved and available for awards under our 2012 Plan from 2 million to 3 million shares of WMIHC’s common stock and issued 250,000 restricted shares to members of our Corporate Strategy and Development Committee and our Chairman, Michael Willingham. We issued these shares relying on Section 4(2) of the Securities Act, and Rule 506 of Regulation D thereunder.

In connection with the KKR Transaction, 1,000,000 shares of Series A Convertible Preferred Stock, and warrants to purchase 61,400,000 shares of the Company’s common stock were issued effective January 30, 2014. For further information on the KKR Transaction and the authorization and issuance under the 2012 Plan, see Note 15 to our Consolidated Financial Statements (“Subsequent Events”) in Item 8 of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the cumulative total shareholder return for the Successor Common Stock during the period from the Effective Date to December 31, 2013. Five year historical data is not presented because we emerged from bankruptcy on March 19, 2012 and the stock performance of WMIHC’s common stock is not comparable to the performance of Predecessor common stock. The chart also shows the cumulative returns of (a) the Standard & Poor’s 500 Index (“S&P 500”) and (b) an index of two peer companies selected by the Company. The peer group is comprised of the following companies: MGIC Investment Corporation and Radian Group Inc. This peer group index will be subject to occasional change as WMIHC or its competitors change their focus, merge or are acquired, undergo significant changes, or as new competitors emerge. The comparison assumes $100 was invested on the Effective Date, in Successor Common Stock and in each of the indices shown and assumes that all dividends were reinvested.

The comparisons are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of the Successor Common Stock.

Date	3/19/2012	12/31/2012	12/31/2013
S&P 500	$100	$103	$136
WMIHC	$100	$84	$282
Peer	$100	$106	$240

Tax Attribute Preservation Provision

In order to preserve valuable tax attributes following emergence from bankruptcy, restrictions were included in our Articles on transfers of Successor Common Stock. Until the Restriction Release Date (as defined in our Articles), unless approved by our board of directors, any attempted transfer of Successor Common Stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) either (i) any person or group of persons shall become a “Substantial Holder” of the Company (as defined in the Articles); or (ii) the ownership interest of any Substantial Holder shall be increased. Additionally, until the Restriction Release Date, Substantial Holders cannot dispose of Successor Common Stock without the consent of our board of directors.

Item 6.	Selected Financial Data.

	Successor		Predecessor
(in thousands, except per share amounts)	Year Ended December 31, 2013	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year Ended December 31, 2011
Statement of Operations Data:
Revenues:
Premiums earned	$10,946	$14,394	$6,177	$34,784
Net investment income (loss)	(778)	6,893	3,172	8,597

Total revenues	10,168	21,287	9,349	43,381

Expenses:
Losses and loss adjustment expenses (benefit)	(6,159)	18,644	11,467	47,321
Ceding commission expense	1,325	1,544	768	4,339
General and administrative expenses	5,665	4,637	547	2,594
Loss contract reserve fair market value change	(5,898)	(10,847)	—	—
Loss from contract termination	—	6,151	—	—
Interest expense	14,897	13,511	—	—

Total expenses	9,830	33,640	12,782	54,254

Income (loss) before federal income taxes	338	(12,353)	(3,433)	(10,873)
Federal income tax expense (benefit)	—	—	—	—

Net income (loss)	$338	$(12,353)	$(3,433)	$(10,873)

Basic and diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.06)	$(3,433.00)	$(10,873.00)
Shares used in computing basic and diluted net income (loss) per share	200,304,068	200,000,000	1,000	1,000

Statement of cash flow data:
Net cash provided by (used in)
Operating activities	$(25,297)	$(102,774)	$3,843	$(53,092)
Investing activities	51,292	31,249	(4,471)	58,796
Financing activities	(30,770)	6,272	75,000	—

Balance Sheet data (as of end of period):
Cash and cash equivalents	$11,986	$16,761	$82,014	$7,642
Total assets	267,638	339,916	423,183	350,559
Notes payable	105,502	136,272	130,000	—
Losses and loss adjustment reserves	44,314	82,524	141,010	142,119
Loss contract fair market value reserve	46,319	52,217	63,064	—
Total shareholders’ equity	65,129	64,390	76,600	174,990

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K. The following is a discussion and analysis of our results of operations for the periods ended December 31, 2013, 2012 and 2011 and the financial condition as of December 31, 2013 and December 31, 2012 (dollars in thousands, except per share data and as otherwise indicated).

References herein to the “Company,” “we,” “us,” “our” or “Successor” generally are intended to refer to WMI Holdings Corp. and its subsidiaries on a consolidated basis. References to “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIHC); and “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIHC).

FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS

As discussed under “Forward-Looking Statements” at the beginning of this Report and “Risk Factors” in Item 1A of Part I of this Report, actual results may differ materially from the results contemplated by forward-looking statements. We are not undertaking any obligation to update forward-looking statements or other statements we may make in the following discussion or elsewhere in this document, even though these statements may be affected by events or circumstances occurring after the forward-looking statements were made. Therefore, you should not rely on these statements being current as of any time other than the time at which this document was filed with the SEC.

OVERVIEW

Our Business Strategy and Operating Environment

WMIHC is a holding company organized and existing under the law of the State of Washington. WMIHC is the direct parent of WMMRC and WMIIC. As of the Effective Date, WMIHC had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode. WMMRC has not written any new business since the Petition Date.

WMIHC retained Blackstone Advisory Partners L.P. (“Blackstone”) in July 2012 to work with us to develop our acquisition strategy and to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities, including collecting and analyzing information regarding potential target companies, determining the valuation of potential target companies and advising on capital-raising, if needed, to fund our external growth strategy.

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

The Corporate Strategy and Development Committee of our Board of Directors (the “CS&D Committee”) meets regularly with Blackstone to discuss and evaluate potential transactions of varying size and across varying industries. During the year ended December 31, 2013, the CS&D Committee met formally and informally numerous times and, since Blackstone’s retention, we have contacted more than 100 potential counterparties, including more than 20 potential target companies. As of December 31, 2013, we had not executed definitive documentation relating to any acquisition transaction.

On January 31, 2014, WMIHC announced that it had entered into (i) the Note Purchase Agreement, (ii) the Investment Agreement, and (iii) the Investor Rights Agreement. For further information on the KKR Transaction, see Note 15 to our Consolidated Financial Statements (“Subsequent Events”) in Item 8 of this Annual Report on Form 10-K.

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

Beginning in 2006, the housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. However, in 2013, signs of improvement have been evident

While the macro-economic outlook remains guarded, there are strong indications that the housing market in 2013 has improved nationally. Recent reports show housing prices have increased on a year-over-year basis, and that housing sales in many markets have increased, although they remain below their long-run average. Nevertheless, despite these signs of market improvement, WMMRC’s operating environment remains challenged as much of its results over the next several years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008.

Our Financial Information

The financial information in this Annual Report on Form 10-K has been derived from our Consolidated Financial Statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles of the United States (“GAAP”), which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in the accompanying consolidated financial statements describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, our values under fresh start accounting and the resulting loss contract fair market value reserve. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

The Company adopted fresh start accounting in accordance with ASC 852. (see Note 3 to our Consolidated Financial Statements (“Fresh Start Accounting”) in Item 8 of this Annual Report on Form 10-K).

Recently issued accounting standards and their impact on the Company have been presented under “New Accounting Pronouncements” in Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies”) in Item 8 of this Annual Report on Form 10-K.

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

A significant difference exists between the Equity Value determined by management and the value determined by the Court in an opinion dated September 13, 2011 in which the Court expressed its view with respect to the Company’s value (including the value of the NOLs). While the NOL asset has been recorded on the Company’s opening balance sheet at the value assigned by the Court, management also has recorded a full valuation allowance relative to these assets. The valuation allowance was determined to be necessary as management is unable to identify potential earnings from its existing operations and assets which would allow the Company to benefit from the utilization of these NOLs now or in the future. In the event that earnings are recognized in future periods, the availability of NOLs could result in additional value to the shareholders. The utilization of NOLs may be subject to significant additional limits. See Note 6 to our Consolidated Financial Statements (“Income Taxes”) in Item 8 of this Annual Report on Form 10-K for additional detail. No cash will be used for Plan-related liabilities as WMIHC is not liable for pre-petition claims under the terms of the Plan and the estimated minimum level of cash required for ongoing reserves was deducted from total projected cash to arrive at an amount of remaining or available cash. The Effective Date Equity Value of $76.6 million is intended to reflect a value that a willing buyer would pay for the Company’s assets immediately after emerging from bankruptcy.

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

Overview of Revenues and Expenses

Because WMIHC has no current operations of its own, its revenue is derived almost entirely from earnings on its investment portfolio, as well as payments it receives from, and dividends paid by, WMMRC. At this time, dividends received by WMIHC from WMMRC must be distributed to holders of WMIHC’s Runoff Notes in accordance with the terms of the Runoff Notes Indentures.

WMMRC’s revenues consist primarily of the following:

•	net premiums earned on reinsurance contracts;

•	positive changes to (and corresponding releases from) loss contract reserves; and

•	net investment income and net gains (losses) on WMMRC’s investment portfolio.

WMMRC’s expenses consist primarily of the following:

•	underwriting expenses; and

•	general and administrative expenses.

Results of Operations for the years ended December 31, 2013, 2012 and 2011

As discussed in Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies”) in Item 8 of this Annual Report on Form 10-K, the financial statements prior to March 19, 2012, are not necessarily comparable with the financial statements for periods on or after March 19, 2012; however, while there is a different basis of accounting post-emergence, substantially all of the operating assets and liabilities remain consistent between Predecessor and Successor. Accordingly, the results of operations below are made on a comparative basis for the years ended December 31, 2013, 2012 and 2011.

For the year ended December 31, 2013, we reported net income of $0.3 million, as compared to net losses of $15.8 million and $10.9 million reported for the same period in 2012 and 2011, respectively. Over the last three years, due to various factors, including operating in runoff mode and general economic conditions, WMMRC has experienced decreased revenues. Likewise, during the years ended December 31, 2012 and 2011, respectively, WMMRC’s underwriting expenses remained consistent relative to such decreased revenues. When taken together, these factors resulted in net losses for those periods. By comparison, for the year ended December 31, 2013, WMMRC’s underwriting expenses were significantly less than prior periods relative to continuing decreased revenues. As result, we experienced positive net income for the period. The reduction in underwriting expenses is primarily a result of improvements in general economic conditions and, specifically, improvements in the real estate market. These improvements resulted in lower than expected incurred losses. The components that gave rise to net income in the current year versus net losses in prior years are described in the tables below under the Net Income (Loss) section.

The total revenue for the year ended December 31, 2013 was $10.2 million, compared to total revenue of $30.6 million and $43.4 million for the same periods in 2012 and 2011, respectively. The $20.4 million revenue decrease between 2012 and 2013 and the $33.2 million decrease in revenue comparing 2011 and 2013 are largely attributable to the operations of WMMRC in runoff mode and the change in the interest rate environment which caused an increase in unrealized losses due to changes in fair market value which were recognized in earlier periods as investment income. No new business is being undertaken and the revenues are expected to continue to decrease.

Underwriting expenses or recoveries (defined as losses, loss adjustment expenses and ceding commission expenses) totaled a $4.8 million recovery for the year ending December 31, 2013, resulting in a decrease of $37.2 million and $56.5 million, respectively, compared to underwriting expenses of $32.4 million and $51.7 million, respectively, for the years ending December 31, 2012 and 2011. This trend is consistent with the runoff nature of the WMMRC subsidiary and is expected to continue. As more fully described in Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies”) in Item 8 of this Annual Report on Form 10-K, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (a) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (b) ceded case reserves and incurred but not reported losses (“IBNR”) loss levels reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of December 31, 2013, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $46.3 million. The fair market value of this reserve was $52.2 million at December 31, 2012 and $0.0 at December 31, 2011 (as it was established at a value of $63.1 million as a result of our reorganization described in Note 3 to our Consolidated Financial Statements “Fresh Start Accounting” in Item 8 of this Annual Report on Form 10-K). The decrease in the loss contract fair market value reserve during the year ended December 31, 2013 and for the period from March 20, 2012 through December 31, 2012 totaled $5.9 million and $10.9 million respectively, and resulted in a corresponding decrease in expense of the same amount during the respective period. The change in 2012 was partially the result of the commutation of PMI as more fully described in Note 4 to our Consolidated Financial Statements (“Insurance Activity”) in Item 8 of this Annual Report on Form 10-K.

For the year ended December 31, 2013, our investment portfolio reported net investment losses of $0.8 million, as compared to net investment income of $10.1 million and $8.6 million for the years ended December 31, 2012 and 2011, respectively. The components of the investment income (loss) are more fully described below in the Net Investment Income (Loss) section. The primary variance occurred due to a changed interest rate environment which resulted in an increase in unrealized losses for the current period.

General and Administrative Expenses

For the year ended December 31, 2013, our general and administrative expenses totaled $5.7 million, compared to $5.2 million and $2.6 million during the same periods in 2012 and 2011, respectively. This is an increase in general and administrative expenses totaling $0.5 million for the same period in 2012 and an increase of $3.1 million from general and administrative expenses in 2011. The increase in these expenses comparing 2013 to 2012 and 2011 is primarily attributable to resuming public company financial reporting and filing of periodic reports under the Exchange Act after emerging from bankruptcy on March 19, 2012.

Interest Expense

For the year ended December 31, 2013, we incurred $14.9 million of interest expense which is payable on the Runoff Notes. For the period ended December 31, 2012, we incurred $13.5 million of interest expense which is payable on the Runoff Notes. The amount of interest expense for the year ended December 31, 2012 was less than the interest expense for the year ended December 31, 2013 primarily due to the fact that the Runoff Notes were not issued until March 19, 2012. No such interest expense was incurred during the same period in 2011 due to the fact that the Runoff Notes were not issued and outstanding then. Because sufficient “Runoff Proceeds” (as such term is defined in the Indentures) have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. For the year ended December 31, 2013 as a result, $5.5 million of “PIK Notes” were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $9.7 million of interest was paid in cash. Accrued interest expense decreased by $0.3 million yielding net interest expense of $14.9 million for the year ended December 31, 2013. For the year ended December 31, 2012, $8.3 million of “PIK Notes” were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $3.7 million of interest was paid in cash. The total interest expense of $13.5 million includes $1.5 million of interest accrued since the last interest payment period. The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment.

Net Income (Loss)

Net income for the year ended December 31, 2013 totaled $0.3 million compared to net losses of $15.8 million and $10.9 million for the years ended December 31, 2012 and 2011, respectively. The primary factors impacting the change in net income (loss) for the earlier periods compared to 2013 and 2012 are summarized in the tables below.

2013 versus 2012 Summary of Change in Net Income (Loss) (in thousands)

	Year Ended December 31,
	2013	2012	% Change	$ Change
Components of change in net income (loss)
Revenue	$10,168	$30,636	-66.8%	$(20,468)
Underwriting (benefit) expense	(4,834)	32,423	114.9%	37,257
General and administrative expense	5,665	5,184	-9.3%	(481)
Loss contract fair market value reserve (benefit)	(5,898)	(10,847)	-45.6%	(4,949)
Loss from contract termination	—	6,151	N/A	6,151
Interest expense	14,897	13,511	-10.3%	(1,386)

Net income (loss)	$338	$(15,786)	102.1%	$16,124

2013 versus 2011 Summary of Change in Net Income (Loss) (in thousands)

	Year Ended December 31,
	2013	2011	% Change	$ Change
Components of change in net income (loss)
Revenue	$10,168	$43,381	-76.6%	$(33,213)
Underwriting (benefit) expense	(4,834)	51,660	109.4%	56,494
General and administrative expense	5,665	2,594	-118.4%	(3,071)
Loss contract fair market value reserve (benefit)	(5,898)	—	N/A	5,898
Interest expense	14,897	—	N/A	(14,897)

Net income (loss)	$338	$(10,873)	103.1%	$11,211

2012 versus 2011 Summary of Change in Net Income (Loss) (in thousands)

	Year Ended December 31,
	2012	2011	% Change	$ Change
Components of change in net income (loss)
Revenue	$30,636	$43,381	-29.4%	$(12,745)
Underwriting (benefit) expense	32,423	51,660	37.2%	19,237
General and administrative expense	5,184	2,594	-99.8%	(2,590)
Loss contract fair market value reserve (benefit)	(10,847)	—	N/A	10,847
Loss from contract termination	6,151	—	N/A	(6,151)
Interest expense	13,511	—	N/A	(13,511)

Net income (loss)	$(15,786)	$(10,873)	-45.2%	$(4,913)

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

Net Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Successor		Predecessor
	Year ended December 31, 2013	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year Ended December 31, 2011
Premiums assumed	$12,115	$14,210	$6,130	$34,562
Change in unearned premiums	(1,169)	184	47	222

Premiums earned	$10,946	$14,394	$6,177	$34,784

For the year ended December 31, 2013, premiums earned totaled $10.9 million, a decrease of $9.6 million and $23.8 million when compared to premiums earned during the same periods in 2012 and 2011, respectively. Indeed, the Company revenues will continue to decrease due to WMMRC operating in runoff mode. Factors contributing to such decreased premiums include WMMRC consummating the PMI Commutation and operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the years ended December 31, 2013, 2012 and 2011, are provided in the following table:

	Successor		Predecessor
	Year ended December 31, 2013	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year Ended December 31, 2011
Losses (benefits) incurred	$(6,159)	$18,644	$11,467	$47,321

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

For the years ended December 31, 2013, 2012 and 2011, the loss or benefit ratios for our business were a benefit ratio of 56 percent, and loss ratios of 146 percent and 136 percent, respectively. The loss or benefit ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. As a result of improvements in economic conditions generally, and the real estate market particularly, incurred losses have been less than previously projected which, in turn, has yielded the improvement in losses (benefits) incurred described above. In addition, loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Over the course of 2013, a majority of WMMRC’s reinsurance arrangements for the 2005 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at December 31, 2013, 2012 and 2011, respectively:

	Successor		Predecessor
	December 31, 2013	December 31, 2012	December 31, 2011
Case-basis reserves	$41,159	$66,173	$132,970
IBNR reserves	713	1,298	6,049
Premium deficit reserves	2,442	15,053	3,100

Total	$44,314	$82,524	$142,119

Losses and loss adjustment reserve activity are as follows for the periods ended December 31, 2013, 2012 and 2011, respectively:

	Successor		Predecessor
	December 31, 2013	December 31, 2012	December 31, 2011
Balance at January 1	$82,524	$142,119	$190,036
Incurred—prior periods	(6,159)	30,111	47,321
Paid—prior periods	(32,051)	(89,706)	(95,238)

Total	$44,314	$82,524	$142,119

Net Investment Income (Loss)

A summary of our net investment income (loss) for the years ended December 31, 2013, 2012 and 2011, respectively, is as follows:

	Successor		Predecessor
	Year ended December 31, 2013	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year ended December 31, 2011
Investment income (loss):
Amortization of premium or discount on fixed-maturity	$(2,309)	$(1,837)	$(523)	$(2,750)
Investment income on fixed-maturity securities	6,588	7,232	2,467	12,920
Interest income on cash and equivalents	10	161	3	49
Realized net gain (loss) from sale of investments	(1,575)	2,747	176	1,206
Unrealized (losses) gains on trading securities held at year end	(3,492)	(1,410)	1,049	(2,828)

Net investment income (loss)	$(778)	$6,893	$3,172	$8,597

Income Taxes

The Company has no current tax liability due as a result of its tax loss position for the years ended December 31, 2013, 2012 and 2011. More detailed information regarding the Company’s tax position including NOL carry forwards is provided in Note 6 to our Consolidated Financial Statements (“Income Taxes”) in Item 8 of this Annual Report on Form 10-K.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Code that apply to mortgage insurance companies. The Company, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the periods ending December 31, 2013, 2012 and 2011 associated with the Company’s tax liability from the preceding year. Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments. As of December 31, 2013, 2012 and 2011, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We hold investments at both WMIHC and WMMRC and the two portfolios consist entirely of fixed income instruments, including commercial paper and overnight money market funds totaling $263.9 million. In addition, the Company held $0.1 million and $25.2 million restricted cash at December 31, 2013 and 2012, respectively. The value of the consolidated Company’s total cash and investments decreased during the past year. Cash and investments totaled $263.9 million and $345.1 million at December 31, 2013 and 2012, respectively.

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

During the years ended December 31, 2013 and 2012, we transferred $7.1 million and $17.7 million, respectively, of corporate securities that mature within 12 months from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 5 to our Consolidated Financial Statements (“Investment Securities”) in Item 8 of this Annual Report on Form 10-K for additional information regarding our investment securities.

WMIHC

On the Effective Date, WMIHC received $75.0 million as contemplated by the Plan. We invested $74 million in agency discount notes, corporate obligations and overnight money market funds. These investment securities are primarily short term and we currently intend to hold all investments to maturity and reinvest the proceeds of the matured or called securities in similar investment securities. We reassess management intent on investment horizons on a quarterly basis. The portfolio may be reclassified if management determines that securities are likely to be sold before their respective maturities. WMIHC’s investment portfolio is recorded at amortized cost. At December 31, 2013 and 2012, the portfolio was valued at $73.8 million and $76.8 million, respectively. At December 31, 2013, approximately 93 percent of the portfolio consists of securities that will mature within the next 12 months and 100 percent of the securities will mature within the next 18 months.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the consolidated statements of income. At December 31, 2013, over 94 percent of WMMRC’s investment portfolio was held in five trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, including funds in overnight money market instruments, was valued at approximately $189.9 million and $234.4 million at December 31, 2013 and 2012, respectively. At December 31, 2013, approximately 51 percent of the portfolio consisted of securities that will mature within the next 12 months and 47 percent of the securities will mature between one and five years, and the remaining 2 percent beyond five years.

Liquidity and Capital Resources

General

WMIHC is organized as a holding company with limited operations of its own. With respect to its own operations, WMIHC has limited continuing cash needs, other than with respect to the payment of administrative expenses and interest and principal payments on the “Runoff Notes” described below in this Part II under “Notes

Payable.” Interest and principal payments on the Runoff Notes are payable solely from “Runoff Proceeds” (as defined in the “Indentures” described below in this Part II under “Notes Payable”) received by WMIHC from WMMRC from time to time. Except in limited circumstances described in Note 8 to our Consolidated Financial Statements (“Notes Payable”) in Item 8 of this Annual Report on Form 10-K, the Runoff Notes are nonrecourse to WMIHC. In addition, all of our significant operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs, but has been operating in runoff mode since the Petition Date. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIHC does not currently expect to pay dividends on our common shares.

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIHC as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIHC to satisfy its liquidity needs. Any dividend or payment by WMMRC to WMIHC must be approved by the Insurance Commissioner of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIHC’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments, fees paid to it by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Commissioner of the State of Hawaii, cash on hand and potential borrowings made under its existing Financing Agreement described below in this Part II under “Financing Arrangements.” In addition, all dividends paid by WMMRC to WMIHC must first be used to make payments on the Runoff Notes in accordance with the Indentures.

Our sources of liquidity include premium receipts, investment income, cash on hand, investment securities, our $125.0 million senior financing facility and the $150 million subordinated note commitment from KKR. Because of the limited nature of WMIHC’s operations, and the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest and principal obligations on the Runoff Notes (only if WMIHC is in receipt of Runoff Proceeds; otherwise WMIHC pays interest using the “payment-in-kind” (“PIK”) option available under the Indentures) and general administrative expenses.

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

WMMRC has net assets totaling $145.8 million, $167.0 million and $175.0 million as of December 31, 2013, 2012 and 2011, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by the trust arrangements referenced earlier in this report, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 8 to our Consolidated Financial Statements (“Notes Payable”) in Item 8 of this Annual Report on Form 10-K.

Capital Structure and Management

WMIHC’s capital structure consists of shareholders’ equity and $105.5 million of term debt as of December 31, 2013 represented by the Runoff Notes and governed by the terms of the Indentures.

Our term debt of $130.0 million was issued on the Effective Date. This has subsequently decreased by a net amount of $24.5 million as a result of principal payments totaling $38.4 million net of PIK Notes which have been issued totaling $13.9 million. On the Effective Date, all shares of common and preferred equity securities previously issued by Washington Mutual, Inc. were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Articles, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of December 31, 2013, 201,842,351 shares of WMIHC’s common stock were issued and outstanding and no shares of its preferred stock were issued or outstanding as of such date.

The following transactions (more fully described in Note 15 to our Consolidated Financial Statements (“Subsequent Events”) in Item 8 of this Annual Report on Form 10-K) were completed subsequent to December 31, 2013:

•

In connection with the KKR Transaction, 1,000,000 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”), and warrants to purchase 61,400,000 shares of the Company’s common stock were issued effective January 30, 2014.

•

Effective February 10, 2014, the number of shares of common stock available for awards pursuant to our 2012 Long-Term Incentive Plan (the “2012 Plan”) and reserved for issuance was increased from 2 million to 3 million shares, and 250,000 restricted shares of the Company’s common stock were issued to members of our CS&D Committee and our Chairman, Michael Willingham.

We believe that our existing capital structure is sufficient to sustain our current business operations and currently do not anticipate incurring additional indebtedness. The foregoing notwithstanding, the Company may, subject to market conditions, as well as limitations set forth in the documentation governing the Financing Agreement (described below) and Indentures (described below), determine to incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions. As previously announced we have retained Blackstone Advisory Partners, LP to act as our financial advisors and to assist us in developing an acquisition strategy, and we have subsequently entered into a strategic relationship with KKR and closed the KKR Transaction as more fully described in Note 15 to our Consolidated Financial Statements (“Subsequent Events”) in Item 8 of this Annual Report on Form 10-K.

While WMIHC is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of December 31, 2013, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Financing Agreement and the Indentures impose restrictions on WMMRC business activities. During the years ended December 31, 2013 and 2012, WMMRC paid $21.0 million and $35.3 million, respectively, in dividends to WMIHC which were deposited into the Collateral Account (as defined below) and were distributed in accordance with the Indentures.

Financing Arrangements

As of March 19, 2012, a Financing Agreement was entered into by and among WMIHC, WMIIC, the lenders, severally and not jointly, party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders. The credit facility established by the Financing Agreement may be used for only certain specific purposes.

The facility consists of (a) a tranche A term loan commitment and a tranche A-1 term loan commitment in the aggregate principal amount of $25.0 million and (b) a tranche B term loan commitment in the aggregate principal amount of $100.0 million. The proceeds of (a) the tranche A term loan and tranche A-1 term loan can be used to fund working capital and for general corporate purposes, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sector. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC.

As of December 31, 2013 and 2012, no loans were outstanding under the Financing Agreement. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. Pursuant to the terms and conditions of the Financing Agreement, the commitment of the Lenders to extend credit under the Financing Agreement will terminate no later than March 19, 2015.

In addition, as of January 30, 2014 and pursuant to the terms and conditions of the Note Purchase Agreement, KKR Management committed to purchase up to $150 million aggregate principal amount of subordinated 7.50% PIK notes (the “Subordinated Notes”) from WMIHC. The Subordinated Notes may be issued by WMIHC, at WMIHC’s option, in one or more tranches over a three year period commencing January 30, 2014, subject to certain terms and conditions, including the conditions that:

•

all or substantially all of the proceeds from the issuance of the Subordinated Notes are used by WMIHC to fund the acquisition of the assets of, or equity interests of, or a business line, unit or division of, any entity that has been approved by the board of directors of WMIHC (the “Board”);

•	no defaults or events of default have occurred under the Note Purchase Agreement; and

•	no violation of certain provisions of the Investor Rights Agreement have occurred.

KKR Management may refuse to purchase Subordinated Notes from WMIHC in the event that a third party has completed a successful proxy contest against WMIHC or has publicly initiated or threatened to initiate a proxy contest and, in connection therewith, such third party is granted the right to designate more than one nominee to the Board. Upon such refusal, KKR Management will automatically forfeit a percentage of the warrants described in the Investment Agreement. Additionally, WMIHC’s ability to issue the Subordinated Notes is subject to no default or event of default under the Financing Agreement, and limited by the Financing Agreement to the greater of (a) $25 million and (b) 25% of consolidated tangible assets, as defined in the Financing Agreement.

The Subordinated Notes will be unsecured obligations of WMIHC that rank junior to WMIHC’s existing and future senior indebtedness, and will be irrevocably and unconditionally guaranteed by certain WMIHC subsidiaries.

For further information on the KKR Transaction, see Note 15 to our Consolidated Financial Statements (“Subsequent Events”) in Item 8 of this Annual Report on Form 10-K.

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

The Runoff Notes are secured by, and have a specified priority in right of payment in, (a) a securities or deposit account into which WMIHC will deposit distributions it receives of Runoff Proceeds (as defined in the Indentures) (the “Collateral Account”) and (b) the equity interests in, and assets of, either WMMRC, or such other entity as holds (or may hold in the future) WMMRC’s existing portfolio of assets, to the extent a lien has been granted therein (with any such lien subject to regulatory approval). No such regulatory approval has been obtained as of the date of this Annual Report on Form 10-K.

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. In connection with interest payments due and payable in respect of the Second Lien Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. The aggregate face amount of PIK Notes issued as of December 31, 2013, 2012 and 2011 totals approximately $13.9 million, $8.3 million and $0.0, respectively. Outstanding amounts under these notes totaled approximately $105.5 million, $136.3 million and $0.0 as of December 31, 2013, 2012 and 2011, respectively. Approximately $36.3 million, $2.1 million and $0.0 of First Lien Notes principal was paid during the years ended December 31, 2013, 2012 and 2011, respectively. Interest on First Lien Notes paid in cash totaled approximately $9.7 million, $3.7 million and $0.0 million during the years ended December 31, 2013, 2012 and 2011, respectively. On September 4, 2012, WMIHC received the Issuer Incremental Amount and Issuer Priority Amount (as such terms are defined in the Indentures) in accordance with the terms of the First Lien Indenture. As of December 31, 2013 and 2012, the Collateral Account contained $0.1 million, and $25.0 million, respectively of cash received from WMMRC which were ultimately used for future administrative expenses and interest and principal payments on the Runoff Notes.

Contractual Obligations Commitments and Contingencies

WMMRC has engaged a Hawaiian-based service provider, Marsh Management Services Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

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

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $1.7 million for the year ended December 31, 2013, and $1.5 million for the period from March 20, 2012 to December 31, 2012 and $0.0 for all other periods. The expense and related income eliminate on consolidation.

On March 23, 2012, WMIHC and the Trust entered into the Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party will make available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees. The TSA was amended on September 18, 2012 and the term of the agreement was extended through March 31, 2013, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term. The agreement has automatically renewed per its terms and is currently in place through June 30, 2014, subject to additional renewals. Either party may terminate one or more of the services offered upon 10 days’ written notice to the other party.

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

As of December 31, 2013, WMIHC had not received any Litigation Proceeds in connection with the foregoing. Given the speculative nature of litigation, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds.

See Note 3 to our Consolidated Financial Statements (“Fresh Start Accounting”) in Item 8 of this Annual Report on Form 10-K for a discussion of fees attributed to WMMRC in accordance with SAB Topics 1B and 1B1 which address common cost and expense allocations for pre-Effective Date periods.

As a result of the reorganization an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated at each reporting date for changes to its value. As of December 31, 2013 and 2012, the loss contract fair market value reserve was analyzed and determined to be $46.3 million and $52.2 million, respectively. This decrease in the loss contract fair market value reserve of $5.9 million and $10.9 million for the periods ended December 31, 2013 and 2012, respectively, resulted in corresponding decreases in expenses of the same amount. The majority of the 2012 reduction resulted from the PMI commutation with the balance occurring due to changes in the timing and projected amounts of future losses from the remaining contracts. The fair market value of this reserve will ultimately be reduced to $0.0, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see each of Notes 2 and 3 to our Consolidated Financial Statements (“Significant Accounting Policies”) and (“Fresh Start Accounting”), respectively, in each case as set forth in Item 8 of this Annual Report on Form 10-K.

As of January 30, 2014, pursuant to the terms and conditions of the Investment Agreement, WMIHC sold to KKR Fund 1,000,000 shares of Convertible Preferred Stock having the terms, rights, obligations and preferences contained in the Articles of Amendment for a purchase price equal to $11.1 million and issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIHC’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”). KKR Fund’s rights as a holder of the Convertible Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Holders own 50% of the Convertible Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIHC), the Holders will have the right to appoint one of seven directors to WMIHC’s board of directors. Additionally, until January 30, 2017, and subject to certain limitations, the Holders will have the right to purchase up to 50% of any future equity rights offerings or other equity issuance by WMIHC on the same terms as the equity issued to other investors in such transactions, in an aggregate amount of such offerings and issuances by WMIHC of up to $1 billion. The Investor Rights Agreement also provides the Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to common stock (and common stock underlying the Convertible Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. Moreover, for as long as the Holders beneficially own any shares of common stock of WMIHC or Convertible Preferred Stock or any of the Warrants, WMIHC has agreed to provide customary Rule 144A information rights, to provide the Holders with regular audited and unaudited financial statements and to allow the Holders or their representatives to inspect WMIHC’s books and records. For further information on the Investment Agreement and the Investor Rights Agreement, see Note 15 to our Consolidated Financial Statements (“Subsequent Events”) in Item 8 of this Annual Report on Form 10-K.

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

Interest Rate Risk: The Company’s fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of the Company’s fixed maturity portfolio falls and the Company has the risk that cash outflows will have to be funded by selling assets, which will be trading at depreciated values. As interest rates decline, the market value of the Company’s fixed income portfolio increases and the Company has reinvestment risk, as funds reinvested will earn less than is necessary to match anticipated liabilities. We manage interest rate risk primarily by selecting investments with characteristics such as duration, and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. In the case of WMMRC, the investment portfolio duration is currently under two years because a significant portion of WMMRC’s losses are expected to be paid out over the next two years.

At December 31, 2013, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on United States Treasury yield) would have resulted in an estimated decrease in market value of 0.84 percent or approximately $2.4 million. At December 31, 2012, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on United States Treasury yield) would have resulted in an estimated decrease in market value of 1.78 percent or approximately $5.5 million.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2013		At December 31, 2012
	0	+100	0	+100
Total Market/Fair Value ($000)	263,664	261,284	311,097	305,559
Market/Fair Value Change ($000)	0	-2,380	0	-5,538
Market/Fair Value Change (%)	0.00	-0.84	0.00	-1.78

Credit Risk: The Company’s primary credit risks result from investments in corporate bonds. We limit our credit exposure by purchasing high quality fixed income investments to maintain an average credit quality of AA- or higher for the overall investments. A1/P1 is the minimum rating at purchase for all of our short-term commercial paper positions. In addition, we have limited our exposure to any single issuer to 7 percent or less of total investments, excluding commercial paper, treasury and agency securities. Our minimum rating for investment at purchase is A3/A-. Where investments are downgraded below the minimum rating at purchase, we permit our investment managers to continue holding such securities subject to additional credit research and monitoring. During 2013, Moody’s downgraded certain large U.S. banks and/or bank holding companies from A3 to Baa1. We continue to hold some positions in these credits. At December 31, 2013, 7.7 percent of the portfolio was rated below A3/A-, comparing to 2.8 percent at December 31, 2012. We did not have any exposure to non-investment grade securities; and we did not have an aggregate exposure to any single issuer of more than 6 percent of total investments, other than with respect to government securities and commercial paper.

Liquidity Risk: Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements in a period of market illiquidity, it may be difficult to sell the investments in a timely manner and they may have to be disposed of for less than what may otherwise have been possible under other conditions. As of December 31, 2013, the Company had $72.2 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources for additional information regarding our liquidity sources and management.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference from the WMI Holdings Corp. Consolidated Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Interim Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of December 31, 2013. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2013, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Burr Pilger Mayer, Inc., the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WMI Holdings Corp.:

We have audited the internal control over financial reporting of WMI Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WMI Holdings Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows of WMI Holdings Corp. and its subsidiaries, and our report dated March 14, 2014 expressed an unqualified opinion.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 14, 2014

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding our executive officers is provided in Item 1. Business—Executive Officers of the Registrant in this Annual Report on Form 10-K. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled “Proposal 1: Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “Shareholder Proposals for 2015” in our Proxy Statement for our 2014 annual meeting of shareholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2013 (the “2014 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Executive Compensation,” “Director Compensation for Fiscal 2013,” and “Report of the Compensation Committee” in the 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains information as of December 31, 2013 about equity securities authorized for issuance under our 2012 Plan:

Plan category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	- 0 -
Equity compensation plans not approved by security holders	- 0 -	- 0 -	157,649

Total	- 0 -	- 0 -	157,649

(1)

On the Effective Date, pursuant to the Plan and the Confirmation Order, all equity interests in WMI, including common stock and any options, warrants, calls, subscriptions or other similar rights or other agreements, commitments or outstanding securities obligations, were cancelled and extinguished.

The 2012 Plan took effect on May 22, 2012, and will terminate on May 22, 2022. Upon termination, we will stop issuing awards under the 2012 Plan; however, the termination of the plan will not affect any outstanding awards. The adoption of the 2012 Plan did not require shareholder approval. The 2012 Plan is administered concurrently by our Compensation Committee and Board of Directors, and we are authorized to make restricted stock grants and certain other awards under the plan. The 2012 Plan currently does not authorize the award of options, stock appreciation rights or any performance-based awards. Effective February 10, 2014, the number of shares of common stock available for awards pursuant to the 2012 Plan and reserved for issuance was increased from 2 million to 3 million shares, and a total of 250,000 restricted shares of WMIHC’s common stock was issued to members of our CS&D Committee and our Chairman, Michael Willingham. 907,649 shares of WMIHC’s common stock remain available for future issuance under the 2012 Plan. In the event any award granted under the 2012 Plan is forfeited, terminates or is canceled or expires, the number of shares of stock subject to such award, to the extent of any such forfeiture, termination, cancellation or expiration, will thereafter be available for grant under the plan. At the discretion of the Compensation Committee or the Board of Directors, awards may be granted to employees, officers, directors, consultants and other service providers of WMIHC or its affiliates. Each award must be evidenced by a written agreement between WMIHC and the grantee. Restricted stock grants are subject to such restrictions on transferability and other restrictions as the Compensation Committee or the Board of Directors may impose. These restrictions may lapse separately or in combination at such times, in such circumstances, in such installments, or otherwise, as the Compensation Committee or the Board of Directors determines; however, no more than 5% in the aggregate of the shares available for award may be subject to restricted stock grants with respect to which the restrictions lapse solely based on the passage of time and which vest in less than three years. Restricted stock may not be sold, pledged, assigned, hypothecated, transferred or disposed of, except in limited circumstances. Subject to override by the Board of Directors, in the event of a change in control of WMIHC, any time based or other restrictions imposed on restricted stock grants will lapse. For further information on our 2012 Plan, see Notes 10 and 15 to our Consolidated Financial Statements (“Capital Stock”) and (“Subsequent Events”), in each case, as set forth in Item 8 of this Annual Report on Form 10-K.

The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management—Stock Ownership Table” in the 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Proposal 1: Election of Directors” and “Committees and Meetings of the Board” in the 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the section entitled “Matters Relating to Our Auditors” in the 2014 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of this Annual Report on Form 10-K are as follows:

1. Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	F-2

WMI Holdings Corp. and Subsidiaries Consolidated Balance Sheets—as of December 31, 2013 (Successor) and December 31, 2012 (Successor)	F-3

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Operations—for the year ended December 31, 2013 (Successor) and periods from March 20, 2012 through December 31, 2012 (Successor), and January 1, 2012 through March 19, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor)

F-4

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity—for the year ended December 31, 2013 (Successor) and for the periods from March 20, 2012 through December 31, 2012 (Successor), and January 1, 2012 through March 19, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor)

F-5

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Cash Flows—for the year ended December 31, 2013 (Successor) and for the periods from March 20, 2012 through December 31, 2012 (Successor), and January 1, 2012 through March 19, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor)

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

Date: March 14, 2014	WMI HOLDINGS CORP.

	By:	/s/ CHARLES EDWARD SMITH
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

Signature	Title	Date

/S/ CHARLES EDWARD SMITH Charles Edward Smith	Interim Chief Executive Officer (Principal Executive Officer)	March 14, 2014

/S/ TIMOTHY F. JAEGER Timothy F. Jaeger	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2014

/S/ MICHAEL WILLINGHAM Michael Willingham	Director Chairman of the Board	March 14, 2014

Eugene Davis	Director	March 14, 2014

/S/ MARK HOLLIDAY Mark Holliday	Director	March 14, 2014

/S/ DIANE BETH GLOSSMAN Diane Beth Glossman	Director	March 14, 2014

/S/ TIMOTHY R. GRAHAM Timothy R. Graham	Director	March 14, 2014

/S/ MICHAEL RENOFF Michael Renoff	Director	March 14, 2014

/S/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	March 14, 2014

WMI HOLDINGS CORP.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

WMI Holdings Corp. and Subsidiaries Consolidated Balance Sheets—as of December 31, 2013 (Successor), and December 31, 2012 (Successor)	F-3

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Operations—for the year ended December 31, 2013 (Successor), and periods from March 20, 2012 through December 31, 2012 (Successor), and January 1, 2012 through March 19, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor)

F-4

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity—for the year ended December 31, 2013 (Successor), and for the periods from March 20, 2012 through December 31, 2012 (Successor), and January 1, 2012 through March 19, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor)

F-5

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Cash Flows—for the year ended December 31, 2013 (Successor), and for the periods from March 20, 2012 through December 31, 2012 (Successor), and January 1, 2012 through March 19, 2012 (Predecessor), and for the years ended December 31, 2011 (Predecessor)

F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WMI Holdings Corp.

We have audited the accompanying consolidated balance sheets of WMI Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2013 (Successor) and December 31, 2012 (Successor), and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2013 (Successor) and for the period from March 20, 2012 through December 31, 2012 (Successor), the period from January 1, 2012 through March 19, 2012 (Predecessor) and for the year ended December 31, 2011 (Predecessor). The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WMI Holdings Corp. and its subsidiaries as of December 31, 2013 (Successor) and December 31, 2012 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2013 (Successor) and for the period from March 20, 2012 through December 31, 2012 (Successor), the period from January 1, 2012 through March 19, 2012 (Predecessor) and for the year ended December 31, 2011 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 14, 2014

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Successor December 31, 2013	Successor December 31, 2012
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$145,904	$201,660
Cash equivalents held in trust	33,093	17,019

Total investments held in trust	178,997	218,679
Cash and cash equivalents	11,986	16,761
Fixed-maturity securities, at fair value	72,897	75,809
Restricted cash	115	25,169
Accrued investment income	1,110	1,698
Deferred offering costs	1,071	—
Other assets	1,462	1,800

Total assets	$267,638	$339,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable—principal	$105,502	$136,272
Notes payable—interest	1,143	1,476
Losses and loss adjustment reserves	44,314	82,524
Losses payable	2,517	2,140
Unearned premiums	1,394	225
Accrued ceding commissions	102	136
Loss contract fair market value reserve	46,319	52,217
Other liabilities	1,218	536

Total liabilities	202,509	275,526

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 authorized, none issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.00001 par value; 500,000,000 authorized, 201,842,351 and 201,156,078 shares issued and outstanding as of December 31, 2013 and 2012, respectively	2	2
Additional paid-in capital	77,142	76,741
Accumulated deficit	(12,015)	(12,353)

Total shareholders’ equity	65,129	64,390

Total liabilities and shareholders’ equity	$267,638	$339,916

The accompanying notes are an integral part of the consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Successor	Successor	Predecessor	Predecessor
	Year ended December 31, 2013	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year ended December 31, 2011
Revenues:
Premiums earned	$10,946	$14,394	$6,177	$34,784
Net investment (loss) income	(778)	6,893	3,172	8,597

Total revenues	10,168	21,287	9,349	43,381

Expenses:
Losses and loss adjustment expenses (benefit)	(6,159)	18,644	11,467	47,321
Ceding commission expense	1,325	1,544	768	4,339
General and administrative expenses	5,665	4,637	547	2,594
Loss contract reserve fair market value change	(5,898)	(10,847)	—	—
Loss from contract termination	—	6,151	—	—
Interest expense	14,897	13,511	—	—

Total expenses	9,830	33,640	12,782	54,254

Income (loss) before federal income taxes	338	(12,353)	(3,433)	(10,873)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$338	$(12,353)	$(3,433)	$(10,873)

Basic and diluted net income (loss) per share attributable to common shareholders	$0.00	$(0.06)	$(3,433.00)	$(10,873.00)
Shares used in computing basic and diluted net income (loss) per share	200,304,068	200,000,000	1,000	1,000

The accompanying notes are an integral part of the consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Total shareholders’ equity (deficit)
	Shares	Amount
Balance at January 1, 2011 (Predecessor)	1,000	$1	$69,879	$115,983	$185,863

Net income (loss) from January 1, 2011 to December 31, 2011	—	—	—	(10,873)	(10,873)

Balance at December 31, 2011 (Predecessor)	1,000	1	69,879	105,110	174,990
Net income (loss) from January 1, 2012 to March 19, 2012	—	—	—	(3,433)	(3,433)

Balance at March 19, 2012 (Predecessor) (Unaudited)	1,000	1	69,879	101,677	171,557
Fresh Start Adjustments:
Allocated carve-out costs	—	—	—	23,108	23,108
Cancellation of Predecessor common stock	(1,000)	(1)	(69,879)	(124,785)	(194,665)
Issuance of common stock	200,000,000	2	76,598	—	76,600

Balance at March 19, 2012 (Successor)	200,000,000	2	76,598	—	76,600
Net income (loss) from March 20, 2012 to December 31, 2012	—	—	—	(12,353)	(12,353)
Issuance of common stock under restricted share compensation arrangement	1,156,078	—	—	—	—
Stock based compensation	—	—	143	—	143

Balance at December 31, 2012 (Successor)	201,156,078	2	76,741	(12,353)	64,390
Net income (loss) from January 1, 2013 to December 31, 2013	—	—	—	338	338
Issuance of common stock under restricted share compensation arrangement	686,273	—	—	—	—
Stock based compensation	—	—	401	—	401

Balance at December 31, 2013 (Successor)	201,842,351	$2	$77,142	$(12,015)	$65,129

The accompanying notes are an integral part of the consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Successor	Predecessor	Predecessor
	Year ended December 31, 2013	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year ended December 31, 2011
Cash flows from operating activities:
Net income (loss)	$338	$(12,353)	$(3,433)	$(10,873)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities before reorganization activities:
Amortization of bond premium or discount	2,309	1,837	523	2,750
Net realized (gain) loss on sale of investments	1,575	(2,747)	(176)	(1,206)
Unrealized (gain) loss on trading securities	3,492	1,410	(1,049)	2,828
Equity-based compensation expense	401	143	—	—
Changes in assets and liabilities:
Accrued investment income	588	616	309	889
Deferred offering costs	(1,071)	—	—	—
Other assets	338	1,588	(597)	1,385
Change in cash held in trust	(16,074)	9,230	7,209	3,998
Change in restricted cash	25,054	(25,169)	—	—
Losses and loss adjustment reserves	(38,210)	(58,485)	(1,109)	(47,917)
Losses payable	377	(5,445)	1,662	(6,498)
Unearned premiums	1,169	(184)	(47)	(222)
Accrued ceding commission expense	(34)	(330)	137	(259)
Accrued interest on notes payable	(333)	1,476	—	—
Loss contract fair market value reserve	(5,898)	(10,847)	—	—
Other liabilities	682	(3,514)	414	2,033

Total adjustments	(25,635)	(90,421)	7,276	(42,219)

Net cash (used in) provided by operating activities	(25,297)	(102,774)	3,843	(53,092)

Cash flows from investing activities:
Purchase of investments	(430,983)	(202,847)	(38,506)	(147,993)
Proceeds from sales and maturities of investments	482,275	234,096	34,035	206,789

Net cash provided by (used in) investing activities	51,292	31,249	(4,471)	58,796

Cash flows from financing activities:
Cash from (used in) reorganization activities	—	—	75,000	—
Notes payable—principal repayments	(36,294)	(2,064)	—	—
Notes payable—principal issued	5,524	8,336	—	—

Net cash (used in) provided by financing activities	(30,770)	6,272	75,000	—

(Decrease) increase in cash and cash equivalents	(4,775)	(65,253)	74,372	5,704
Cash and cash equivalents, beginning of period	16,761	82,014	7,642	1,938

Cash and cash equivalents, end of period	$11,986	$16,761	$82,014	$7,642

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$9,707	$3,699	$—	$—

Supplementary disclosure of non-cash investing and financing activities:
Notes payable issued in lieu of cash interest payments	$5,524	$8,336	$—	$—

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

Note 1: The Company and its Subsidiaries

WMI Holdings Corp.

WMI Holdings Corp. (“WMIHC”) is a holding company organized and existing under the laws of the State of Washington. WMIHC, formerly known as Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC”), a Hawaii corporation, and WMI Investment Corp. (“WMIIC”), a Delaware corporation. As described below, WMIHC is a successor to WMI, as and to the extent described in the Plan (defined below) .

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

•

WMIHC issued: (a) $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIHC and Wilmington Trust, National Association, as Trustee; and (b) $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIHC and Law Debenture Trust Company of New York, as Trustee; and with limited exceptions the Runoff Notes are solely payable from Runoff Proceeds Distributions (as defined in the Indentures) received by WMIHC from WMMRC, and therefore are generally nonrecourse to WMIHC (see Note 8: Notes Payable);

•

WMIHC issued 200,000,000 shares of common stock, of which 194,670,501 shares were issued to new WMIHC shareholders and 5,329,499 shares of common stock were issued and deposited into a Disputed Equity Escrow (as defined in the Plan); and

•

based on our analysis, we believe WMIHC experienced an ownership change under Section 382 of the Internal Revenue Code (the “Code”). Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a net operating loss (“NOL”) carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2013 was approximately $5.96 billion and at December 31, 2013 we believe that there was no limit under Section 382 of the Code on the use of these NOLs (see Note 6: Income Taxes).

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

Due to deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC ceased assuming new mortgage risks from the primary carriers. Consequently, WMMRC’s continuing operations consist solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. Management does not believe any additional adjustments to the carrying values of assets and liabilities which were recorded at fair market value as a result of fresh start accounting as of March 19, 2012 are required as a result of WMMRC’s runoff status.

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

The accompanying consolidated financial statements have been prepared pursuant to the SEC’s rules and regulations and, as discussed, also under SLB 2. Certain information and footnote disclosures normally included in the financial statements and prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures included are adequate.

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

Fair Value Option

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

Cash Equivalents and Investments Held in Trust

Cash equivalents, which include highly liquid overnight money market instruments, and fixed-maturity securities are held in trust for the benefit of the primary insurers as more fully described in Note 3: Fresh Start Accounting, and Note 4: Insurance Activity and the following information regarding restrictions on distribution of net assets of subsidiaries.

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

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $1.4 million and $0.2 million as of December 31, 2013 and 2012, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $2.4 million and $15.1 million as of December 31, 2013 and 2012, respectively.

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

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserve includes case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company utilizes the findings of an independent consulting actuary. The consulting actuary estimates ultimate loss rates based upon industry data and claims and exposure data provided by the primary mortgage insurance carriers and assumptions of prepayment speed relative to loans reinsured by the Company. The fully developed ultimate loss rates are then applied to cumulative earned premium and reduced for cumulative losses and loss adjustment expenses paid to arrive at the liability for unpaid losses and loss adjustment expenses. Actuarial methods utilized by the consulting actuary to derive the ultimate loss rates, include the loss development method, simulated loss development method, Bornhuetter-Ferguson method and simulated Bornhuetter-Ferguson method on a paid and incurred basis. Due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (x) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (y) ceded case reserves and IBNR levels reported by the primary mortgage guaranty carriers as of December 31, 2013 and 2012, respectively. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond management’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents (of which we had zero). If common share equivalents existed, in periods where there is a net loss, diluted loss per common share would be equal to or less than basic loss per common share, since the effect of including any common share equivalents would be antidilutive.

Share Based Compensation

On May 22, 2012, WMIHC’s board of directors approved the 2012 Long-Term Incentive Plan (the “2012 Plan”) to award restricted stock to its non-employee directors and to have a plan in place for awards to executives and others in connection with the Company’s operations and future strategic plans. A total of 2 million shares of common stock were initially reserved for future issuance under the Plan, which became effective upon the board of directors approval on May 22, 2012. The 2012 Plan provides for the granting of restricted shares and other cash and share based awards. The value of restricted stock is determined using the fair market value of the shares on the issuance date.

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

Dividend Policy

WMIHC has paid no dividends on or after the Effective Date and currently has no plans to pay a dividend. The Financing Agreement and the Note Purchase Agreement (as such are defined in Note 9: Financing Arrangements) include restrictions related to the payment of dividends.

New Accounting Pronouncements

In July 2013 the FASB issued Accounting Standards Update 2013-11, Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard is effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2013. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations, or disclosure requirements.

In December 2013 the FASB issued Accounting Standards Update 2013-12, Definition of a Public Business Entity—An addition to the Master Glossary. This amendment has no effective date, but the term “public business entity” will be used in the 2014 Accounting Standards. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations, or disclosure requirements.

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

Adjustments recorded to the Predecessor, after giving effect to the implementation of the Plan and to record assets and liabilities at fair value pursuant to the adoption of fresh start accounting are summarized below:

(dollars in thousands except per share amounts)	Predecessor March 19, 2012	Reorganization Adjustments (a)		Fair Value Adjustments (b)		Successor March 19, 2012
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$303,169	$—		$—		$303,169
Cash equivalents held in trust	26,249	—		—		26,249

Total investments held in trust	329,418	—		—		329,418
Cash and cash equivalents	7,014	75,000	(c)	—		82,014
Fixed-maturity securities, at fair value	6,049	—		—		6,049
Accrued investment income	2,313	—		—		2,313
Other assets	3,389	210,000	(d)	(210,000)	(i)	3,389

Total assets	$348,183	$285,000		$(210,000)		$423,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable—principal	$—	$130,000	(e)	$—		$130,000
Losses and loss adjustment reserves	141,010	—		—		141,010
Losses payable	7,585	—		—		7,585
Unearned premiums	409	—		—		409
Accrued ceding commissions	466	—		—		466
Loss contract fair market value reserve	—	—		63,064	(j)	63,064
Other liabilities	27,156	(23,109)	(f)	2	(f)	4,049

Total liabilities	176,626	106,891		63,066		346,583

Shareholders’ equity:
Common stock, $.00001 par value; 500,000,000 authorized, 200,000,000 shares issued and outstanding	—	2	(g)	—		2
Common stock, $1 par value, 1,000 shares issued and outstanding	1	—		(1)	(k)	—
Additional paid-in capital (Predecessor)	69,879	—		(69,879)	(l)	—
Additional paid-in capital (Successor)	—	154,998	(g)	(78,400)	(m)	76,598
Retained earnings	101,677	23,109	(h)	(124,786)	(n)	—

Total shareholders’ equity	171,557	178,109		(273,066)		76,600

Total liabilities and shareholders’ equity	$348,183	$285,000		$(210,000)		$423,183

The following notes relate to the table above and should be read in conjunction with the information in such table.

(a)	These adjustments are necessary to give effect to the Plan, including the receipt of cash proceeds associated with the contribution of cash from certain creditors, issuance of debt securities, issuance of 200 million shares of common stock and other transactions as contemplated under the Plan.
(b)	These adjustments are necessary to reflect assets and liabilities at fair value and elimination of Predecessor equity. The primary operating business of the Successor is the WMMRC subsidiary which has a net asset value higher than its Fair Market Value (“FMV”).
(c)	This adjustment reflects $75 million of cash contributed to the Company on the Effective Date by certain creditors.
(d)	This adjustment reflects the Court’s valuation of WMMRC of $140 million and additional value attributable to the NOLs. These items have been adjusted to FMV as part of the application of Fresh Start Accounting. The Court’s valuation is presented solely for information purposes, however, because management does not believe that the Court’s valuation necessarily reflects the actual or FMV of the Company’s assets and liabilities under GAAP. This adjustment is eliminated as described in (i) below.
(e)	This adjustment reflects the issuance of $130 million of Runoff Notes as described in Note 8: Notes Payable below.
(f)	This adjustment reflects eliminating an intercompany payable occurring from carve-out allocated costs related to historic charges allocated as if services had been performed and charged to the Predecessor in accordance with Staff Accounting Bulletin (“SAB”) Topic 1B and 1B1. The methodology for these charges is based on applying the current contractual relationships described in Note 7: Service Agreements and Related Party Transactions as if they had been in place since the formation of WMMRC. The impact on historic earnings is described in (h) below. Additionally, this eliminates the offsetting intercompany amount created when Predecessor common stock is eliminated.
(g)	This adjustment reflects the calculated value of the 200 million shares of common stock issued before adjusting for FMV as a result of Fresh Start Accounting. This amount results from the use of the Court-assigned (non-GAAP) values attributed to assets and liabilities which are then utilized in calculating the resulting balance attributable to equity. The common stock is recorded at par value calculated as 200 million shares at a par value of $0.00001 per share. The remainder of the value is then attributed to additional paid-in capital.
(h)	This adjustment increases the retained earnings of the Predecessor due to the elimination of the carve-out costs which decreased historic earnings of the Predecessor. The resulting intercompany payable is described in (f) above. These costs and the related retained earnings are eliminated as the costs were allocated in accordance with SAB Topics 1B and 1B1 and would have eliminated in consolidation.
(i)	This adjustment reflects the elimination of the Court assigned values described in (d) above. There has been no goodwill recorded as a result of this transaction. WMMRC is reported as the Predecessor and therefore is carried at FMV in individual line items. Management believes that the Court’s valuation was inconsistent with GAAP and such information related to such valuation is being presented here for informational purposes only. Therefore, elimination is required to present the opening balance sheet in accordance with GAAP.

(j)	This adjustment is required to reflect a loss contract fair market value reserve of $63.1 million relating to contractual obligations of WMMRC. This is in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The net assets or equity value of WMMRC totaled $171.6 million prior to reorganization and fair value adjustments. The elimination of the costs and intercompany payable allocated to the predecessor in accordance with SAB Topic 1B and 1B1 and described in (f) above increase the equity value to $194.7 million. The value of WMMRC was reduced by $63.1 million based upon the FMV analysis described above.

Predecessor retained earnings	$101,677
Adjustment for carve-out allocations	23,109

Predecessor adjusted retained earnings	124,786
Predecessor additional paid-in capital	69,879
Predecessor common stock eliminated in consolidation	(1)

Predecessor equity value	194,664
Fair market value of WMMRC	131,600

Loss contract fair market reserve allowance	$63,064

(k)	This adjustment reflects the elimination of common stock of the Predecessor.
(l)	This adjustment reflects the elimination of additional paid-in capital of the Predecessor.
(m)	This adjustment reflects the reduction of equity value resulting from Fresh Start Accounting. It is comprised of a reduction (relative to Court assigned FMV) in WMMRC’s FMV totaling $8.4 million and the elimination of the Court assigned value of $70 million related to NOLs. Although the Company has substantial NOLs they are subject to a 100 percent valuation allowance as described in Note 6: Income Taxes, and there can be no assurance the Company will be able to realize any benefit from the NOLs.

Fair market value of WMMRC (Court assigned)	$140,000
Fair market value of WMMRC	131,600

Fair market value reduction	8,400
Elimination of Court assigned value related to NOLs	70,000

Total change in fair market value affecting Equity Value	$78,400

Court assigned Equity Value recorded as additional paid-in capital	$154,998
Total change in fair market value affecting Equity Value	78,400

Additional paid-in capital at March 19, 2012	$76,598

(n)	This adjustment reflects the elimination of adjusted retained earnings of the Predecessor.

Predecessor retained earnings	$101,677
Adjustment for carve-out allocations	23,109

Predecessor adjusted retained earnings	$124,786

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

Premiums assumed and earned are as follows for the periods ended December 31, 2013, 2012 and 2011, respectively:

	Successor	Successor	Predecessor	Predecessor
	Year ended December 31, 2013	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year ended December 31, 2011
Premiums assumed	$12,115	$14,210	$6,130	$34,562
Change in unearned premiums	(1,169)	184	47	222

Premiums earned	$10,946	$14,394	$6,177	$34,784

The components of the liability for losses and loss adjustment reserves are as follows as of December 31, 2013 and 2012, respectively:

	Successor	Successor
	December 31, 2013	December 31, 2012
Case-basis reserves	$41,159	$66,173
IBNR reserves	713	1,298
Premium deficit reserves	2,442	15,053

Total	$44,314	$82,524

Losses and loss adjustment reserve activity are as follows for the years ended December 31, 2013, 2012 and 2011, respectively:

	Successor	Successor	Predecessor
	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of period	$82,524	$142,119	$190,036
Incurred—prior periods	(6,159)	30,111	47,321
Paid or terminated—prior periods	(32,051)	(89,706)	(95,238)

Total	$44,314	$82,524	$142,119

The loss contract fair market reserve balance is analyzed and adjusted quarterly. The balances in the reserve was $46.3 million at December 31, 2013 and $52.2 million at December 31, 2012. The loss contract fair market reserve was established on March 19, 2012 at $63.1 million (as more fully described in Note 3: Fresh Start

Accounting). The fair market value of this reserve was decreased by $5.9 million and $10.9 million during the periods ended December 31, 2013 and 2012, respectively, resulting in corresponding decreases in expense of the respective amount for each period.

Note 5: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at December 31, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Trading Securities:
Obligations of U.S. government sponsored enterprises	$15,868	$127	$(163)	$15,832
Corporate debt securities	80,624	1,450	(182)	81,892
Commercial paper	98,929	4	(1)	98,932
Foreign corporate debt securities	22,166	149	(170)	22,145

Total fixed-maturity securities	217,587	1,730	(516)	218,801
Less total unrestricted fixed-maturity securities—trading	7,326	232	(13)	7,545
Less total unrestricted fixed-maturity securities—held to maturity	65,352	—	—	65,352

Total fixed-maturity securities held in trust	$144,909	$1,498	$(503)	$145,904

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Trading Securities:
Obligations of U.S. government sponsored enterprises	$97,103	$1,416	$(156)	$98,363
Corporate debt securities	91,997	3,010	(34)	94,973
Commercial paper	54,949	—	—	54,949
Foreign corporate debt securities	18,305	379	(18)	18,666
Commercial mortgage-backed securities	10,541	64	(87)	10,518

Total fixed-maturity securities	272,895	4,869	(295)	277,469
Less total unrestricted fixed-maturity securities—trading	14,246	168	(18)	14,396
Less total unrestricted fixed-maturity securities—held to maturity	61,413	—	—	61,413

Total fixed-maturity securities held in trust	$197,236	$4,701	$(277)	$201,660

Amortized cost and estimated fair value of fixed-maturity securities at December 31, 2013 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2014	$120,536	$120,604
2015-2018	92,692	93,944
2019-2023	4,359	4,253
Thereafter	—	—

Total fixed-maturity securities	$217,587	$218,801

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income (loss) for the periods ending December 31, 2013, 2012 and 2011, respectively, is summarized as follows:

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2013	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year ended December 31, 2011
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(2,309)	$(1,837)	$(523)	$(2,750)
Investment income on fixed-maturity securities	6,588	7,232	2,467	12,920
Interest income on cash and equivalents	10	161	3	49
Realized net gain (loss) from sale of investments	(1,575)	2,747	176	1,206
Unrealized (losses) gains on trading securities held at period end	(3,492)	(1,410)	1,049	(2,828)

Net investment income (loss)	$(778)	$6,893	$3,172	$8,597

The following tables show how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2013 and 2012, respectively:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$6,299	$9,533	$—	$15,832
Corporate debt securities	11,891	70,001	—	81,892
Commercial paper	98,932	—	—	98,932
Foreign corporate debt securities	7,652	14,493	—	22,145

Total fixed maturity securities	124,774	94,027	—	218,801
Money market funds	44,863	—	—	44,863

Total	$169,637	$94,027	$—	$263,664

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$11,362	$87,001	$—	$98,363
Corporate debt securities	22,833	72,141	—	94,974
Commercial paper	54,948	—	—	54,948
Foreign corporate debt securities	1,001	17,665	—	18,666
Commercial mortgage-backed securities	—	10,518	—	10,518

Total fixed maturity securities	90,144	187,325	—	277,469
Money market funds	33,628	—	—	33,628

Total	$123,772	$187,325	$—	$311,097

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at end of the calendar quarter in which the reclassifications occur. During the years ended December 31, 2013 and 2012, $7.1 million and $17.7 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	2013		2012
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of Securities:
Corporate securities	$—	$4,598	$—	$16,745
Foreign corporate debt securities	—	2,537	—	1,001

Total Transfers	$—	$7,135	$—	$17,746

Note 6: Income Taxes

For the years ended December 31, 2013, the Company recorded net income of approximately $0.3 million, and the Company recorded net losses for the years ended December 31, 2012 and 2011, of $15.8 million and $10.9 million, respectively. The Company has not recorded an income tax expense or benefit for the years ended December 31, 2013, 2012 or 2011.

	2013	2012	2011
Current federal income tax expense	$—	$—	$—
Provision for doubtful federal income tax receivable	—	—	—
Deferred federal income tax (benefit) expense	—	—	—

Federal income tax benefit	$—	$—	$—

The items accounting for the difference between income taxes computed at the US federal statutory rate and our effective rate were as follows:

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2013	Period from March 20, 2012 through December 31, 2012	Period from January 1, 2012 through March 19, 2012	Year ended December 31, 2011
Income tax at the federal statutory rate of 35%	35%	(35)%	(35)%	(35)%
Effect of:
Fresh start accounting adjustments	—	—	—	(3)
Worthless stock deduction	13	(23,718)	—	—
Cancelation of debt	—	2,401	—	—
As filed adjustments	(14,505)	—	—	—
Reduction in NOL due to 382 Limitation	—	4,518	—	—
Change in valuation allowance	14,457	16,834	35	38

Effective Rate	— %	— %	— %	— %

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Code that apply to property and casualty insurance companies. WMIHC, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the year ending December 31, 2013, 2012 or 2011 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, net operating losses and unrealized gains and losses on investments. As of December 31, 2013, 2012 and 2011, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

The components of the net deferred tax asset as of December 31, 2013 and 2012, respectively, are as follows:

	2013	2012
Deferred federal income tax asset:
Losses and loss adjustments expenses	$143	$2,832
Net operating loss carryforward	2,087,490	2,088,461
Accruals and reserves	16,387	18,276
As filed adjustments	130	—
Capital loss carryforward	52,756	—

Total deferred federal income tax asset	2,156,906	2,109,569
Deferred federal income tax liabilities:
Net unrealized gains on investments	425	1,946

Total deferred federal income tax liabilities	425	1,946

Less: Valuation allowance	2,156,481	2,107,623

Net deferred federal income tax asset	$—	$—

On March 19, 2012, WMIHC emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gives rise to an NOL for the year ended December 31, 2012. Under Section 382 of the Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2013 is approximately $5.96 billion. At December 31, 2013 there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2029. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

The Company accounts for uncertain tax positions in accordance with the income taxes accounting guidance. The Company has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2008 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended December 31, 2013, 2012 and 2011.

Note 7: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaiian-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIHC entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator. Total amounts incurred under these agreements totaled $1.7 million for the year ended December 31, 2013, $1.5 million for the period from March 20, 2012 to December 31, 2012 and $0.0 for all other periods. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 23, 2012, WMIHC and the Trust entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party makes available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the WMI Liquidating Trust (the “Trust”) with access to certain of the Company’s employees. The TSA was amended on September 18, 2012 and the term of the agreement was extended through March 31, 2013, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term. The agreement has automatically renewed per its terms and is currently in place through June 30, 2014, subject to additional renewals. Either party may terminate one or more of the services offered upon 10 days’ written notice to the other party.

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

As of December 31, 2013, WMIHC had not received any Litigation Proceeds in connection with the foregoing. Given the speculative nature of litigation, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds.

Note 8: Notes Payable

On the Effective Date, WMIHC issued $110.0 million aggregate principal amount of its First Lien Notes under the First Lien Indenture, between WMIHC and Wilmington Trust, National Association, as Trustee. Additionally, WMIHC issued $20.0 million aggregate principal amount of its Second Lien Notes under the Second Lien Indenture, between WMIHC and Law Debenture Trust Company of New York, as Trustee. The Runoff Notes are scheduled to mature on March 19, 2030 and pay interest quarterly.

The Runoff Notes are secured by, and have a specified priority in right of payment in, a securities or deposit account into which WMIHC will deposit distributions it receives of Runoff Proceeds (as defined in the Indentures) (the “Collateral Account”).

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. In connection with interest payments due and payable in respect of the Second Lien Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. The aggregate face amount of PIK Notes issued as of December 31, 2013, 2012 and 2011 totals approximately $13.9 million, $8.3 million and $0.0, respectively. Outstanding amounts under these notes totaled approximately $105.5 million, $136.3 million and $0.0 as of December 31, 2013, 2012 and 2011, respectively. Approximately $36.3 million, $2.1 million and $0.0 of First Lien Notes principal was paid during the years ended December 31, 2013, 2012 and 2011, respectively. Interest on First Lien Notes paid in cash totaled approximately $9.7 million, $3.7 million and $0.0 during the years ended December 31, 2013, 2012 and 2011, respectively. On September 4, 2012, WMIHC received the Issuer Incremental Amount and Issuer Priority Amount (as such terms are defined in the Indentures) in accordance with the terms of the First Lien Indenture.

As of December 31, 2013, 2012 and 2011, the Collateral Account contained $0.1 million, $25.0 million and $0.0, respectively, of cash received from WMMRC which (for the periods with a balance) were or will be ultimately used for future administrative expenses, interest and principal payments.

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

The facility consists of (a) a tranche A term loan and a tranche A-1 term loan in the aggregate principal amount of $25.0 million and (b) a tranche B term loan in the aggregate principal amount of $100.0 million. The proceeds of (a) the tranche A term loan and tranche A-1 term loan can be used to fund working capital and for general corporate purposes of the Company, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sectors. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. As of December 30, 2013 and 2012, no loans were outstanding under the Financing Agreement.

On January 31, 2014, WMIHC announced that it had entered into (i) a note purchase agreement, dated as of January 30, 2014 (the “Note Purchase Agreement”), with the guarantors party thereto and KKR Management Holdings L.P. (“KKR Management”), (ii) an investment agreement, dated as of January 30, 2014 (the “Investment Agreement”), with KKR Fund Holdings L.P. (“KKR Fund” and, together with KKR Management, “KKR”) and, for limited purposes, KKR Management and (iii) an investor rights agreement, dated as of January 30, 2014 (the “Investor Rights Agreement”), with KKR Fund (together, the “KKR Transaction”).

Pursuant to the terms and conditions of the Note Purchase Agreement, KKR Management has committed to purchase up to $150 million aggregate principal amount (at issuance) of subordinated 7.50% PIK notes (the “Subordinated Notes”) from the Company.

For further information on the Note Purchase Agreement and the KKR Transaction, see Note 15: Subsequent Events.

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

On January 31, 2014, WMIHC announced that it had entered into (i) the Note Purchase Agreement, (ii) the Investment Agreement and (iii) the Investor Rights Agreement.

Pursuant to the terms and conditions of the Investment Agreement, the Company has sold to KKR Fund 1,000,000 shares of the Series A Convertible Preferred Stock (the “Convertible Preferred Stock”) having the terms, rights, obligations and preferences contained in the Articles of Amendment of the Company dated January 30, 2014 (the “Articles of Amendment”) for a purchase price equal to $11.1 million and has issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of the Company’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”).

For further information on the Investment Agreement and the KKR Transaction, see Note 15: Subsequent Events.

WMIHC issued restricted share grants to members of the board of directors totaling $700 thousand, $550 thousand and $0.0 of aggregate intrinsic value during the years ended December 31, 2013, 2012 and 2011, respectively. The restricted shares vest over a three year period and the resulting unamortized value related to the unvested restricted share grant totals $706 thousand, $407 thousand and $0.0 for the years ended December 31, 2013, 2012 and 2011, respectively. The unamortized value of $706 thousand at December 31, 2013, if all are ultimately vested will be amortized according to the following schedule.

Amortization Schedule (in thousands)
1st quarter 2014	100
2nd quarter 2014	100
3rd quarter 2014	100
4th quarter 2014	100
1st quarter 2015	96
2nd quarter 2015	54
3rd quarter 2015	54
4th quarter 2015	54
1st quarter 2016	48

Total Unamortized value	$706

Net stock-based compensation totaled $401 thousand, $143 thousand and $0.0 for the years ended December 31, 2013, 2012 and 2011, respectively. The share grants were issued at the fair market value determined to be the trading price at the close of business on October 18, 2012, and August 13, 2013, respectively, the date the grants were approved by the board of directors.

A summary of WMIHC’s restricted share award activity for the years ended December 31, 2013 and 2012 is presented below. The 2012 Plan did not exist in 2011. Consequently, no awards of restricted shares were made in 2011.

	Number of Restricted Stock Awards Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2012	—	$—	$—
Restricted stock awards granted during 2012	1,156,078	0.4761	550
Restricted stock awards released or forfeited during 2012	—	—	—

Outstanding—December 31, 2012	1,156,078	0.4761	550
Restricted stock awards granted during 2013	686,273	1.0200	700
Restricted stock awards released or forfeited during 2013	—	—	—

Outstanding—December 31, 2013	1,842,351	$0.6787	$1,250

WMIHC has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. The restricted shares vest 1/3 per year over a three year period annually on March 19th. On December 31, 2013, 1,456,987 shares remained subject to repurchase. On March 19, 2013, 385,364 shares vested. On March 19, 2014, 614,117 of the shares will become vested assuming none are forfeited. WMIHC has the right, but not the obligation, to repurchase any unvested (but issued) shares of common stock at $0.0001 per share upon the termination of service in the case of a director.

A summary of WMIHC’s restricted shares issued and subject to repurchase as of the years ended December 31, 2013 and 2012 is presented below. There were no WMIHC restricted shares issued and subject to repurchase during 2011.

Shares
Unvested shares—January 1, 2012	—
Shares issued subject to vesting during 2012	1,156,078
Unvested shares repurchased during 2012	—
Shares vested during 2012	—

Unvested shares—December 31, 2012	1,156,078
Shares issued subject to vesting during 2013	686,273
Unvested shares repurchased during 2013	—
Shares vested during 2013	(385,364)

Unvested shares—December 31, 2013	1,456,987

As of December 31, 2013 and 2012, 201,842,351 and 201,156,078 shares, respectively, of WMIHC’s common stock were issued and outstanding. As of December 31, 2013 and 2012, no shares of WMIHC’s preferred stock were issued or outstanding. See Note 13: Net Income (Loss) Per Common Share for further information on shares used for EPS calculations.

In connection with the 2012 Plan, 1,000,000 additional shares of the Company’s common stock were reserved effective February 10, 2014. In connection with the 2012 Plan, 250,000 restricted shares of the Company’s common stock were issued to members of our Corporate Strategy and Development Committee and our Chairman, Michael Willingham, effective February 10, 2014. For further information on the 2012 Plan, see Note 15: Subsequent Events.

Note 11: Pending Litigation

As of December 31, 2013, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 12: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $145.8 million and $167.0 million as of December 31, 2013 and 2012, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by trust agreements, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 8: Notes Payable.

Note 13: Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per share attributable to common shareholders is computed by dividing net income (loss), excluding net income (loss) allocated to participating securities, by the weighted average number of shares outstanding less the weighted average of unvested restricted shares outstanding.

There were no dilutive effects from any equity instruments for any of the periods presented, therefore diluted net income (loss) per share was the same as basic net income (loss) for all periods presented. There were no participating shares for periods prior to the issuance of restricted shares on October 18, 2012 as described in Note 10: Capital Stock.

The following table sets forth the computation of basic and diluted net income (loss) per share:

(in thousands, except per share data):

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2013	Period from March 20, 2012 to December 31, 2012	Period from January 1, 2012 to March 19, 2012	Year Ended December 31, 2011
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$338	$(12,353)	$(3,433)	$(10,873)
Less: Net income (loss) allocated to participating securities	2	(18)	—	—

Net income (loss) attributable to common shareholders	$336	$(12,335)	$(3,433)	$(10,873)

Denominator for basic and diluted net income (loss) per share:
Weighted-average shares outstanding	201,419, 306	200,298,083	1,000	1,000
Weighted-average unvested restricted shares outstanding	(1,115,238)	(298,083)	—	—

Denominator for basic and diluted net income (loss) per share:	200,304,068	200,000,000	1,000	1,000

Basic and diluted net income (loss) per share attributable to common shareholders	$0.00	$(0.06)	$(3,433.00)	$(10,873.00)

Note 14: Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the year ended December 31, 2013, 2012 and 2011, respectively, (in thousands, except per share amounts):

	Total Revenue	Net Income (Loss)	Earnings per share – basic and diluted
Successor
Year Ended December 31, 2013
First Quarter	$4,101	$(3,816)	$(0.02)
Second Quarter	(974)	(2,484)	(0.01)
Third Quarter	3,723	(878)	(0.01)
Fourth Quarter	3,318	7,516	0.04

Total	$10,168	$338	$0.00

Period from March 20, 2012 to December 31, 2012
March 20 to March 31, 2012	$1,922	$472	$0.00
Second Quarter	7,447	(8,173)	(0.04)
Third Quarter	7,336	5,299	0.03
Fourth Quarter	4,582	(9,951)	(0.05)

Total	$21,287	$(12,353)	$(0.06)

Predecessor
January 1 to March 19, 2012	$9,349	$(3,433)	$(3,433.00)

Year Ended December 31, 2011
First Quarter	$10,823	$(1,891)	$(1,891.00)
Second Quarter	13,208	(1,368)	(1,368.00)
Third Quarter	9,103	(6,264)	(6,264.00)
Fourth Quarter	10,247	(1,350)	(1,350.00)

Total	$43,381	$(10,873)	$(10,873.00)

Note 15: Subsequent Events

On January 31, 2014, WMIHC announced that it had entered into (i) the Note Purchase Agreement, (ii) the Investment Agreement and (iii) the Investor Rights Agreement.

Note Purchase Agreement

Pursuant to the terms and conditions of the Note Purchase Agreement, KKR Management has committed to purchase up to $150 million aggregate principal amount (at issuance) of subordinated 7.50% PIK notes (the “Subordinated Notes”) from WMIHC.

The Subordinated Notes may be issued by WMIHC, at WMIHC’s option, in one or more tranches over a three year period, subject to certain terms and conditions, including the conditions that (i) all or substantially all of the proceeds from the issuance of the Subordinated Notes are used by WMIHC to fund the acquisition of the assets of, or equity interests of, or a business line, unit or division of, any entity that has been approved by the board of directors of WMIHC (the “Board”), (ii) no defaults or events of default shall have occurred under the Note Purchase Agreement and (iii) no violation of certain provisions of the Investor Rights Agreement shall have occurred. KKR Management may refuse to purchase Subordinated Notes from WMIHC in the event that a third party (other than KKR or any of its affiliates) (i) has completed a successful proxy contest against WMIHC or

(ii) has publicly initiated or threatened to initiate a proxy contest and, in connection therewith, such third party is granted the right to designate more than one nominee to the Board. Upon such refusal, KKR Management will automatically forfeit a percentage of warrants described below in the Investment Agreement.

Additionally, WMIHC’s ability to issue the Subordinated Notes is subject to no default or event of default under the Financing Agreement, and limited by the Financing Agreement to the greater of (i) $25,000,000 and (ii) 25% of consolidated tangible assets, as defined in the Financing Agreement. The lenders under the Financing Agreement have provided their consent to the subordination provisions of the Note Purchase Agreement, in accordance with the terms of the Financing Agreement.

Each Subordinated Note will mature on the date that is seven years from the date that the initial Subordinated Note is first issued (the “Initial Issue Date”). Interest on the Subordinated Notes is due semi-annually and will be paid entirely by capitalizing accrued and unpaid interest on each interest payment date and adding the same to the principal amount of the Subordinated Notes then outstanding. Following an increase in the principal amount of the outstanding Subordinated Notes as a result of the capitalization of accrued interest, interest will accrue on such increased principal amount from and after the date of such interest capitalization.

The Subordinated Notes will be unsecured obligations of WMIHC that rank junior to WMIHC’s existing and future senior indebtedness. The payment of all obligations owing in respect of the Subordinated Notes is expressly subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness. The Subordinated Notes will be irrevocably and unconditionally guaranteed, on a joint and several basis, by certain of WMIHC’s existing and future subsidiaries.

On and after the date that is three years after the Initial Issue Date, the Subordinated Notes may be redeemed by WMIHC, in whole or in part, at the redemption prices (expressed as a percentage of principal amount of the Subordinated Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the 12-month period beginning on the dates specified below:

Date	Percentage
3rd anniversary of the Initial Issue Date	103.750%
4th anniversary of the Initial Issue Date	101.875%
5th anniversary of the Initial Issue Date and thereafter	100.000%

Prior to the date that is three years after the Initial Issue Date, the Subordinated Notes may be redeemed by the Company, in whole or in part, at a redemption price equal to 100% of the principal amount of Subordinated Notes redeemed plus a “make whole” premium calculated in the manner set forth in the Note Purchase Agreement.

The Note Purchase Agreement contains covenants that, among other things, limit WMIHC and WMIHC’s restricted subsidiaries ability to:

•	incur additional indebtedness;

•

(i) pay dividends or make other distributions, (ii) purchase, redeem or retire the capital stock of WMIHC, (iii) pay, purchase or redeem, prior to scheduled maturity, certain subordinated obligations and (iv) make certain restricted investments;

•	incur or suffer to exist liens;

•	allow to exist certain restrictions on the ability of WMIHC’s restricted subsidiaries to pay dividends or make other payments to the Company;

•	designate WMIHC’s subsidiaries as unrestricted subsidiaries;

•	enter into transactions with affiliates;

•	dispose of assets; and

•	consolidate, merge or sell all or substantially all of WMIHC’s assets.

Additionally, the Note Purchase Agreement contains covenants that require WMIHC to:

•	file reports with the SEC within certain time periods;

•	cause certain future restricted subsidiaries to guarantee the Subordinated Notes; and

•

make an offer to purchase Subordinated Notes from holders in the event of certain types of change of control of WMIHC or in certain circumstances related to the sale of WMIHC’s or a restricted subsidiary’s assets.

The covenants are subject to a number of important exceptions, limitations and qualifications set forth in the Note Purchase Agreement.

The Subordinated Notes have not been registered under the Securities Act and may not be sold or transferred in the United States without registration or an applicable exemption from the registration requirements.

Investment Agreement

Pursuant to the terms and conditions of the Investment Agreement, WMIHC has sold to KKR Fund 1,000,000 shares of the Series A Convertible Preferred Stock having the terms, rights, obligations and preferences contained in the Articles of Amendment for a purchase price equal to $11.1 million and has issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIHC’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”).

The Convertible Preferred Stock has rights substantially similar to those associated with WMIHC’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Convertible Preferred Stock has a liquidation preference equal to the greater of (i) $1.00 per $1 million face amount plus declared but unpaid dividends on the underlying common stock of the Company and (ii) the amount that the holder would be entitled to in a relevant transaction had the Convertible Preferred Stock been converted to common stock of WMIHC. The Convertible Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIHC either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. Further, KKR Fund, as the holder of the Convertible Preferred Stock and the Warrants, has received other rights pursuant to the Investor Rights Agreement as described below.

The Warrants have a five-year term from the date of issuance and are subject to customary structural adjustment provisions for stock splits, combinations, recapitalizations and other similar transactions.

Investor Rights Agreement

KKR Fund’s rights as a holder of the Convertible Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Holders own 50% of the Convertible Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIHC), the Holders will have the right to appoint one of seven directors to the Board. As of March 10, 2014, the Holders have not exercised this right of appointment.

Additionally, until January 30, 2017, the Holders will have the right to purchase up to 50% of any future equity rights offerings or other equity issuance by WMIHC on the same terms as the equity issued to other investors in such transactions, in an aggregate amount of such offerings and issuances by WMIHC of up to $1 billion (the “Participation Rights”). The foregoing Participation Rights do not include any issuances of securities by WMIHC constituting any part of the consideration payable by it in connection with any acquisitions or investments (including any rollover equity) or in respect of any employee options or other income compensation. The aggregate beneficial ownership by Holders of equity securities of WMIHC after giving effect to any equity issuances (and on a pro forma basis after taking into account any acquisitions) shall at no time exceed 42.5% of the equity securities of WMIHC without the prior written consent of WMIHC. Any such rights to acquire equity securities are subject to limitation to the extent they would cause a loss of all or substantially all of the benefit of the Company’s tax benefits (as such term is defined in the Articles). Except for the foregoing Participation Rights and the issuance of common stock in respect of the Warrants and the Convertible Preferred Stock, KKR Fund and its affiliates shall not purchase or acquire any equity securities of the WMIHC or its subsidiaries without WMIHC’s prior written consent, subject to certain exceptions.

In connection with the issuance of the Convertible Preferred Stock and the Warrants, KKR Fund and its affiliates have agreed that, until December 31, 2016, they will not:

i.	request the call of a special meeting of the shareholders of WMIHC; seek to make, or make, a shareholder proposal at any meeting of the shareholders of WMIHC; seek the removal of any director from the Board; or make any “solicitation” of “proxies” (as such terms are used in the proxy rules of the SEC) or solicit any written consents of shareholders with respect to any matter;

ii.	form or join or participate in a “partnership, limited partnership, syndicate or other group” within the meaning of Section 13(d)(3) of the Exchange Act, with respect to any voting securities of WMIHC;

iii.	make or issue, or cause to be made or issued, any public disclosure, statement or announcement (including filing reports with the SEC) (x) in support of any solicitation described in clause (i) above, or (y) negatively commenting upon WMIHC;

iv.	except pursuant to any exercise of any Warrant, the conversion of the Convertible Preferred Stock, or the exercise of the Participation Rights, acquire, agree or seek to acquire, beneficially or otherwise, any voting securities of the Company (other than securities issued pursuant to a plan established by the Board for members of the Board, a stock split, stock dividend distribution, spin-off, combination, reclassification or recapitalization of WMIHC and its common stock or other similar corporate action initiated by WMIHC);

v.	enter into any discussions, negotiations, agreements or undertakings with any person with respect to the foregoing or advise, assist, encourage or seek to persuade others to take any action with respect to the foregoing, except pursuant to mandates granted by WMIHC to raise capital by WMIHC to KKR Capital Markets LLC and its affiliates; or

vi.	short any of the WMIHC’s common stock or acquire any derivative or hedging instrument or contract relating to WMIHC’s common stock.

In the event that any shareholder or group of shareholders other than KKR Fund calls a shareholder meeting or seeks to nominate nominees to the Board, then KKR Fund shall not be restricted from calling a shareholder meeting in order to nominate directors as an alternative to the nominees nominated by such shareholder or group, provided that KKR Fund shall not nominate or propose a number of directors to the Board that is greater than the number of directors nominated or proposed by such shareholder or group.

The Investor Rights Agreement also provides the Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to common stock (and common stock underlying the Convertible Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days.

For as long as the Holders beneficially own any shares of common stock of WMIHC or Convertible Preferred Stock or any of the Warrants, WMIHC has agreed to provide customary Rule 144A information rights, to provide the Holders with regular audited and unaudited financial statements and to allow the Holders or their representatives to inspect WMIHC’s books and records.

As described above in “Note Purchase Agreement,” in certain circumstances KKR Management may refuse to purchase Subordinated Notes. Upon the occurrence of KKR Management’s refusal, pursuant to and in accordance with the terms and conditions of the Note Purchase Agreement, to purchase Subordinated Notes, Holders will automatically forfeit a percentage of the Warrants.

General

The foregoing description of (i) the Note Purchase Agreement is qualified in its entirety by reference to the Note Purchase Agreement, which was filed with the SEC as Exhibit 4.1 on Form 8-K on January 31, 2014, and incorporated by reference, (ii) the Investor Rights Agreement is qualified in its entirety by reference to the Investor Rights Agreement, which was filed with the SEC as Exhibit 4.2 on Form 8-K on January 31, 2014, and incorporated by reference, (iii) the Warrants are qualified in their entirety by reference to the Form of Tranche A Warrant and Form of Tranche B Warrant, which were filed with the SEC as Exhibits 4.3 and 4.4, respectively, on Form 8-K on January 31, 2014, and incorporated by reference, (iv) the Convertible Preferred Stock is qualified in its entirety by reference to the Articles of Amendment, which were filed with the SEC as Exhibit 4.5 on Form 8-K on January 31, 2014, and incorporated by reference, and the Form of Series A Convertible Preferred Stock Certificate, which was filed with the SEC as Exhibit 4.6 on Form 8-K on January 31, 2014, and incorporated by reference and (v) the Investment Agreement is qualified in its entirety by reference to the Investment Agreement, which was filed with the SEC as Exhibit 10.1 on Form 8-K on January 31, 2014, and incorporated by reference.

Effective February 10, 2014, the Board approved and adopted a First Amendment to the 2012 Plan, pursuant to which the number of shares of the Company’s common stock reserved and available for grants under the 2012 Plan was increased from 2 million shares to 3 million shares, and that modified the terms under which the 2012 Plan may be amended to permit such an increase through action of the Board except when shareholder approval is necessary to comply with any applicable law, regulation or rule of any stock exchange on which the Company’s shares are listed, quoted or traded. The foregoing description of the First Amendment is qualified in its entirety by reference to the full text of the First Amendment, which was filed with the SEC as Exhibit 99.1 on Form 8-K on February 13, 2014, and is incorporated herein by reference.

On February 10, 2014, 250,000 restricted shares of WMIHC’s common stock were issued under the 2012 Plan to members of our Corporate Strategy and Development Committee and our Chairman, Michael Willingham. The foregoing description of the issuance is qualified in its entirety by reference to the full text of the Form D, which was filed with the SEC on February 13, 2014, and is incorporated herein by reference.

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Here- with

2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as modified by the Modification of Seventh Amended Plan, dated January 9, 2012, the Second Modification of the Seventh Amended Plan, dated January 12, 2012, and the Third Modification of Seventh Amended Plan, dated February 16, 2012.	8-K	2.1	3/1/12

2.2	Disclosure Statement for the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011.	8-K	2.2	3/1/12

2.3	Order Confirming the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated February 24, 2012, as entered by the Court.	8-K	2.3	3/1/12

3.1	Amended and Restated Articles of Incorporation of WMI Holdings Corp., dated March 19, 2012, as amended.				X

3.2	Amended and Restated Bylaws of WMI Holdings Corp., dated March 19, 2012, as amended.	10-Q	3.2	5/10/13

4.1	Senior First Lien Notes Indenture, dated March 19, 2012, between WMI Holdings Corp. and Wilmington Trust, National Association, as Trustee.	8-K	4.1	3/23/12

4.2	Senior Second Lien Notes Indenture, dated March 19, 2012, between WMI Holdings Corp. and Law Debenture Trust Company of New York, as Trustee.	8-K	4.2	3/23/12

4.3	Note Purchase Agreement, dated January 30, 2014, between WMI Holdings Corp., the guarantors party thereto and KKR Management Holdings L.P.	8-K	4.1	1/31/14

4.4	Investor Rights Agreement, dated January 30, 2014, between WMI Holdings Corp., KKR Fund Holdings L.P. and any subsequent shareholder party.	8-K	4.2	1/31/14

4.5	Form of Tranche A Warrant.	8-K	4.3	1/31/14

4.6	Form of Tranche B Warrant.	8-K	4.4	1/31/14

4.7	Form of Series A Convertible Preferred Stock Certificate.	8-K	4.6	1/31/14

10.1	Financing Agreement, dated March 19, 2012, among WMI Holdings Corp., as borrower, certain lenders party thereto, and U.S. Bank National Association as agent for the lenders.	8-K	10.1	3/23/12

10.2	Pledge and Security Agreement, dated March 19, 2012, among WMI Holdings Corp., Wilmington Trust, National Association, Law Debenture Trust Company of New York and U.S. Bank National Association.	8-K	10.2	3/23/12

10.3	Pledge and Security Agreement, dated March 19, 2012, among WMI Holdings Corp., WMI Investment Corp. and U.S. Bank National Association.	8-K	10.3	3/23/12

10.4	Intercreditor Agreement, dated March 19, 2012, among Wilmington Trust, National Association, Law Debenture Trust Company of New York, and U.S. Bank National Association.	8-K	10.4	3/23/12

10.5*	Employment Agreement, dated March 22, 2012, between WMI Holdings Corp. and Weijia “Vicky” Wu.	8-K	10.5	3/23/12

10.6*	Employment Agreement, dated March 22, 2012, between WMI Holdings Corp. and Peter Struck.	8-K	10.6	3/23/12

10.7*	Transition Services Agreement, dated March 23, 2012, between WMI Holdings Corp. and the Liquidating Trust.	8-K	10.7	3/23/12

10.8*	Amendment No. 1 To Transition Services Agreement, dated September 18, 2012, between WMI Holdings Corp. and the Liquidating Trust.	8-K	10.1	9/27/12

10.9*	Form of Indemnification Agreement.	8-K	10.8	3/23/12

10.10*	Engagement Agreement, dated May 28, 2012, between WMI Holdings Corp. and CXO Consulting Group, LLC.	8-K	99.2	6/4/12

10.11*	Amendment to Engagement Agreement, dated October 23, 2012, between WMI Holdings Corp. and CXO Consulting Group, LLC.	8-K	99.1	10/25/12

10.12	Commutation and Release Agreement, dated July 17, 2012 and effective October 2, 2012, between PMI Mortgage Insurance Co. and WM Mortgage Reinsurance Company, Inc.	8-K	10.1	10/9/12

10.13	Limited Waiver Agreement with First Indenture Trustee, dated October 2, 2012, between WMI Holdings Corp. and Wilmington Trust, National Association.	8-K	10.2	10/9/12

10.14	Limited Waiver Agreement with Second Indenture Trustee, dated October 2, 2012, between WMI Holdings Corp. and Law Debenture Trust Company of New York.	8-K	10.3	10/9/12

10.15	Consent, dated September 24, 2012 and effective October 2, 2012, granted by U.S. Bank National Association, as administrative agent for the lenders party to the Financing Agreement and accepted and acknowledged by WMI Holdings Corp., WMI Investment Corp. and WM Mortgage Reinsurance Company, Inc.	8-K	10.4	10/9/12

10.16*	Summary of Compensation Arrangements for Non-Employee Directors.	10-K	10.16	3/15/13

10.17*	2012 Long-Term Incentive Plan.	10-K	10.17	3/15/14

10.18*	First Amendment to 2012 Long-Term Incentive Plan.	8-K	99.1	2/13/14

10.19	Investment Agreement, dated January 30, 2014, among WMI Holdings Corp., KKR Fund Holdings L.P. and KKR Management Holdings L.P.	8-K	10.1	1/31/14

14	Code of Ethics.	10-K	14	3/15/13

21	List of Subsidiaries of Registrant.	10-K	21	3/15/13

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS+	XBRL Instance Document.	X

101.SCH+	XBRL Taxonomy Extension Schema Document.	X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Management Contract or Compensatory Plan or Arrangement.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.