Form 10-Q
period 2014-03-31
WMI HOLDINGS CORP.
filed 2014-05-09
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	202,092,351
(Class)	(Outstanding at May 8, 2014)

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Some of these risks are identified and discussed under Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

* * * * *

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, (i) the terms “we,” “us,” “our” or “Company” refer collectively to WMI Holdings Corp. and its consolidated subsidiaries; (ii) “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries; (iii) “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIHC); and (iv) “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIHC).

WMI HOLDINGS CORP.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$130,317	$145,904
Cash equivalents held in trust	37,891	33,093

Total investments held in trust	168,208	178,997
Cash and cash equivalents	4,463	11,986
Fixed-maturity securities, at fair value	86,163	72,897
Restricted cash	106	115
Accrued investment income	1,100	1,110
Deferred offering costs	13,119	1,071
Other assets	1,071	1,462

Total assets	$274,230	$267,638

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$107,431	$105,502
Notes payable - interest	1,164	1,143
Losses and loss adjustment reserves	34,837	44,314
Losses payable	1,426	2,517
Unearned premiums	1,267	1,394
Accrued ceding commissions	50	102
Loss contract fair market value reserve	46,319	46,319
Other liabilities	520	1,218

Total liabilities	193,014	202,509

Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock, $0.00001 par value, 5,000,000 authorized; 1,000,000 and zero shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.00001 par value, 500,000,000 authorized; 202,092,351 and 201,842,351 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	106,064	77,142
Accumulated deficit	(24,850)	(12,015)

Total shareholders’ equity	81,216	65,129

Total liabilities and shareholders’ equity	$274,230	$267,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts and share data)

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenues:
Premiums earned	$2,166	$3,405
Net investment income	668	696

Total revenues	2,834	4,101

Expenses:
Losses and loss adjustment expense	1,104	2,914
Ceding commission expense	213	364
General and administrative expense	1,447	1,420
Loss contract reserve fair market value change	—	(987)
Interest expense	3,450	4,206

Total expense	6,214	7,917

Loss before federal income taxes	(3,380)	(3,816)
Income tax expense (benefit)	—	—

Net loss	$(3,380)	$(3,816)

Preferred deemed dividend	(9,455)	—

Net loss attributable to common shareholders	(12,835)	—

Basic and diluted net (loss) per share attributable to common shareholders	$(0.06)	$(0.02)
Shares used in computing basic and diluted net (loss) per share	200,474,070	200,055,664

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated (deficit)	Total shareholders’ equity
Balance at January 1, 2013	201,156,078	$2	—	$—	$76,741	$(12,353)	$64,390
Net income (loss) from January 1, 2013 to December 31, 2013	—	—	—	—	—	338	338
Issuance of common stock under restricted share compensation arrangement	686,273	—	—	—	—	—	—
Stock based compensation	—	—	—	—	401	—	401

Balance at December 31, 2013	201,842,351	2	—	—	77,142	(12,015)	65,129
Net income (loss) from January 1, 2014 to March 31, 2014	—	—	—	—	—	(3,380)	(3,380)
Issuance of common stock under restricted share compensation arrangement	250,000	—	—	—	—	—	—
Issuance of preferred stock, net of offering costs	—	—	1,000,000	—	9,455	—	9,455
Preferred deemed dividend	—	—	—	—	9,455	(9,455)	—
Issuance of warrants to purchase common stock, net of offering costs	—	—	—	—	9,883	—	9,883
Stock based compensation	—	—	—	—	129	—	129

Balance at March 31, 2014	202,092,351	$2	1,000,000	$0	$106,064	$(24,850)	$81,216

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flows from operating activities:
Net income (loss)	$(3,380)	$(3,816)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of bond premium or discount	529	488
Net realized (gain) loss on sale of investments	(27)	(134)
Unrealized (gain) loss on trading securities	(66)	812
Equity-based compensation expense	129	46
Changes in assets and liabilities:
Accrued investment income	10	89
Other assets	391	35
Change in cash held in trust	(4,798)	1,140
Change in restricted cash	9	25,005
Losses and loss adjustment reserves	(9,477)	(4,125)
Losses payable	(1,091)	244
Unearned premiums	(127)	(31)
Accrued ceding commission expense	(52)	(18)
Accrued interest on notes payable	21	(223)
Loss contract fair market value reserve	—	(987)
Other liabilities	(698)	63

Total adjustments	(15,247)	22,404

Net cash (used in) provided by operating activities	(18,627)	18,588

Cash flows from investing activities:
Purchase of investments	(249,770)	(76,895)
Proceeds from sales and maturities of investments	251,655	71,651

Net cash provided by (used in) investing activities	1,885	(5,244)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	11,072	—
Fees incurred preferred stock issuance	(1,617)	—
Proceeds from sale of warrants to purchase common stock	11,500	—
Fees incurred relating to warrants issued	(1,617)	—
Deferred offering costs	(12,048)	—
Notes payable – principal repayments	—	(21,282)
Notes payable – principal issued	1,929	711

Net cash provided by (used in) financing activities	9,219	(20,571)

Increase (decrease) in cash and cash equivalents	(7,523)	(7,227)
Cash and cash equivalents, beginning of period	11,986	16,761

Cash and cash equivalents, end of period	$4,463	$9,534

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$1,500	$3,718

Supplementary disclosure of non-cash investing and financing activities:
Notes payable issued in lieu of cash interest payments	$1,929	$711

Preferred deemed dividend recorded due to beneficial conversion feature	$9,455	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless otherwise indicated, financial information, including dollar values stated in the text of the notes to financial statements, is expressed in thousands.

References herein to the “Company,” “we,” “us” or “our” generally are intended to refer to WMI Holdings Corp. and its subsidiaries on a consolidated basis. “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIHC). “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIHC).

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

In connection with the Plan becoming effective, among other things:

•	approximately $6.5 billion was distributed to parties-in-interest on account of their allowed claims;

•	WMIHC received $75.0 million in cash from certain creditors;

•	WMIHC obtained access to a $125.0 million senior credit facility, approximately $25.0 million of which can be used for working capital and $100.0 million of which can be utilized in addition to the amount available for working capital for certain acquisitions and originations, subject to certain criteria and conditions set forth in the Financing Agreement (see Note 8: Financing Arrangements);

•

WMIHC issued: (a) $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIHC and Wilmington Trust, National Association, as Trustee; and (b) $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIHC and Law Debenture Trust Company of New York, as Trustee; and with limited exceptions the Runoff Notes are solely payable from Runoff Proceeds Distributions (as defined in the Indentures) received by WMIHC from WMMRC, and therefore are generally nonrecourse to WMIHC (see Note 7: Notes Payable);

•	WMIHC issued 200,000,000 shares of common stock, of which 194,670,501 shares were issued to new WMIHC shareholders and 5,329,499 shares of common stock were issued and deposited into a Disputed Equity Escrow (as defined in the Plan); and

•	based on our analysis, we believe WMIHC experienced an ownership change under Section 382 of the Internal Revenue Code (the “Code”). Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a net operating loss (“NOL”) carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2013 was approximately $5.96 billion and at March 31, 2014 we believe that there was no limit under Section 382 of the Code on the use of these NOLs (see Note 5: Income Taxes).

Upon emergence from bankruptcy on March 19, 2012, we had limited operations other than WMMRC’s legacy reinsurance business which is being operated in runoff and has not written any new business since September 26, 2008.

WMIHC is authorized to issue up to 500,000,000 shares of common stock, and up to 5,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. On the Effective Date of the Plan and pursuant to its terms, WMIHC issued 200,000,000 shares of common stock, with 194,670,501 shares issued to WMIHC’s new shareholders and 5,329,499 shares issued and deposited into the Disputed Equity Escrow. As of March 31, 2014, 2,922,037 shares of common stock remain on deposit in the Disputed Equity Escrow. On October 18, 2012, 1,156,078 restricted shares of WMIHC’s common stock were issued under the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) to our outside directors. On August 13, 2013, 686,273 restricted shares of WMIHC’s common stock were issued under the 2012 Plan to our directors. On February 10, 2014, 250,000 restricted shares of WMIHC’s common stock were issued under the 2012 Plan to members of our Corporate Strategy and Development Committee and our Chairman, Michael Willingham. As of March 31, 2014, 202,092,351 shares of WMIHC’s common stock were issued and outstanding. On January 30, 2014, 1,000,000 shares of WMIHC’s preferred stock were issued in conjunction with the KKR Transaction, described in Note 8: Financing Arrangements, and remain outstanding as of March 31, 2014.

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

The reinsurance agreements with Triad and PMI were commuted on August 31, 2009 and October 2, 2012, respectively. As more fully described in Note 13: Subsequent Events, on April 3, 2014, WMMRC and UGRIC entered into a Commutation Agreement and Mutual Release which is subject to a number of conditions including obtaining all necessary consents, approvals and waivers.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for quarterly reporting. Certain information and footnote disclosures normally included in the financial statements and prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures included are adequate.

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2014. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

The carrying value of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximates their fair value because of their short term nature.

The carrying value of notes payable approximates fair value based on time to maturity, underlying collateral, and prevailing interest rates.

Fair Value Option

The Company has recorded a liability related to a loss contract fair market value reserve (the “Reserve”) and applies Financial Accounting Standards Board (“FASB”) Fair Value Option accounting guidance to this liability. The Reserve was initially established in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The Company recorded this Reserve to properly value the net economic value of the WMMRC subsidiary. At each reporting date, the Company reassesses the loss contract reserve which may result in a change to this line item in the balance sheet and a corresponding contra-expense which is reflected in the statement of operations. Accordingly, any changes in the loss contract reserve at the balance sheet date are recognized and reported within the loss contract reserve fair market value change in the statement of operations. The Company believes Fair Value Option accounting provides better matching of earnings to potential cash flow generated from the WMMRC operating business.

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

Third Party Restrictions on Distribution of Net Assets of Wholly-Owned Subsidiaries

The net assets of WMMRC are subject to restrictions from distribution from multiple sources including the primary insurers who have approval control of distribution from the trust, the Insurance Commissioner of the State of Hawaii who has approval control prior to distributions or intercompany advances, and additional restrictions as described in Note 7: Notes Payable.

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $1.3 million and $1.4 million as of March 31, 2014 and December 31, 2013, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $2.0 million and $2.4 million as of March 31, 2014 and December 31, 2013, respectively.

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

Restricted Cash

Restricted cash consists of amounts held for the express purposes of paying principal and interest and related fees on the Runoff Notes pursuant to the terms of the Indentures.

Ceding Commission Expense

The Company is required to pay a ceding commission to certain primary insurers pursuant to certain reinsurance agreements.

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserve includes case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company utilizes the findings of an independent consulting actuary. The consulting actuary estimates ultimate loss rates based upon industry data and claims and exposure data provided by the primary mortgage insurance carriers and assumptions of prepayment speed relative to loans reinsured by the Company. The fully developed ultimate loss rates are then applied to cumulative earned premium and reduced for cumulative losses and loss adjustment expenses paid to arrive at the liability for unpaid losses and loss adjustment expenses. Actuarial methods utilized by the consulting actuary to derive the ultimate loss rates include the loss development method, simulated loss development method, Bornhuetter-Ferguson method and simulated Bornhuetter-Ferguson method on a paid and incurred basis. Due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (x) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (y) ceded case reserves and IBNR levels reported by the primary mortgage guaranty carriers as of March 31, 2014 and December 31, 2013, respectively. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond management’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Loss Contract Fair Market Value Reserves

A loss contract fair market value reserve relating to contractual obligations of WMMRC was established at March 19, 2012 as a result of applying Fresh Start Accounting and in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The fair market value of this reserve is analyzed quarterly and is adjusted accordingly. This adjustment to the reserve produces an expense or contra-expense in the statement of operations.

Fresh Start Accounting

The Company adopted fresh start accounting in accordance with ASC 852 (Reorganizations) (“ASC 852”) upon emergence from bankruptcy on March 19, 2012. Under ASC 852, the application of fresh start accounting results in the allocation of reorganization value to the fair value of assets, and is required when (a) the reorganization value of assets immediately prior to confirmation of a plan of reorganization is less than the total of all post-petition liabilities and allowed claims and (b) the holders of voting shares immediately prior to the confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity. The Company adopted fresh start accounting as of the Effective Date, which represents the date on which all material conditions precedent to the effectiveness of the Plan were satisfied or waived. As of the Effective Date, the Company believes that it satisfied both of the aforementioned conditions.

The Company’s reorganization value (“Equity Value”), upon emergence from bankruptcy, was determined to be $76.6 million, which represented management’s best estimate of fair value based on a calculation of the present value of the Company’s consolidated assets and liabilities as at March 19, 2012. As part of our fresh start reporting, we applied various valuation methodologies to calculate the reorganization value of the Company. These methods included (a) the comparable company analysis, (b) the precedent transactions analysis and (c) the discounted cash flow analysis. The application of these methodologies requires certain key estimates, judgments and assumptions, including financial projections, the amount of cash available to fund operations and current market conditions. Such projections, judgments and assumptions are inherently subject to significant uncertainties and there can be no assurance that such estimates, assumptions and projections reflected in the valuation will be realized and actual results may vary materially. The Company filed a Form 8-K pertaining to emergence from bankruptcy and subsequently filed a Form 8-K/A, which included WMIHC’s audited balance sheet as of the Effective Date.

Comprehensive Income (Loss)

The Company has no comprehensive income (loss) other than the net income (loss) disclosed in the condensed consolidated statement of operations.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents (of which we had zero prior to the current quarter). If common share equivalents exist, in periods where there is a net loss, diluted loss per common share would be equal to or less than basic loss per common share, since the effect of including any common share equivalents would be antidilutive.

Share Based Compensation

On May 22, 2012, WMIHC’s board of directors (the “Board”) approved the 2012 Plan to award restricted stock to its non-employee directors and to have a plan in place for awards to executives and others in connection with the Company’s operations and future strategic plans. A total of 2 million shares of common stock were initially reserved for future issuance under the Plan, which became effective upon the Board approval on May 22, 2012. On February 10, 2014, the Board approved and adopted a First Amendment to the 2012 Plan, pursuant to which the number of shares of WMIHC’s common stock reserved and available for grants under the 2012 Plan was increased from 2 million shares to 3 million shares, and that modified the terms under which the 2012 Plan may be amended to permit such an increase through action of the Board except when shareholder approval is necessary to comply with any applicable law, regulation or rule of any stock exchange on which WMIHC’s shares are listed, quoted or traded. The 2012 Plan provides for the granting of restricted shares and other cash and share based awards. The value of restricted stock is determined using the fair market value of the shares on the issuance date.

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

Dividend Policy

WMIHC has paid no dividends on or after the Effective Date and currently has no plans to pay a dividend. The Financing Agreement and the Note Purchase Agreement (as such are defined in Note 8: Financing Arrangements) includes restrictions related to the payment of dividends.

New Accounting Pronouncements

In March 2014 the FASB issued Accounting Standards Update 2014-06, Technical Corrections and Improvements Related to Glossary Terms — amendments in this update relate to glossary terms and cover a wide range of topics in the codification. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

Note 3: Insurance Activity

The Company, through WMMRC, reinsures mortgage guaranty risks of mortgage loans originated by affiliates of the Company during the period from 1997 through 2008. WMMRC is (or was) a party to reinsurance agreements with UGRIC, GMIC, MGIC, PMI, Radian, RMIC and Triad. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. The reinsurance agreements with Triad and PMI were commuted on August 31, 2009 and October 2, 2012, respectively. On April 3, 2014, WMMRC and UGRIC entered into a Commutation Agreement and Mutual Release which is subject to a number of conditions including obtaining all necessary consents, approvals and waivers as more fully described in Note 13: Subsequent Events.

All agreements are on an excess of loss basis, except for certain reinsurance treaties with GMIC and Radian during 2007 and 2008, which are reinsured on a 50 percent quota share basis. Pursuant to the excess of loss reinsurance treaties, WMMRC reinsures a second loss layer which ranges from 5 percent to 10 percent of the risk in force in excess of the primary mortgage insurer’s first loss percentage which range from 4 percent to 5 percent. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25 to 40 percent.

As security for the ceding insurers, WMMRC has entered into separate trust agreements with each of the primary mortgage insurance companies whereby a portion of the funds from premiums assumed are held in trust accounts for the benefit of each separate insurer. Pursuant to the terms of the reinsurance agreements, WMMRC is required to keep such assets in trust for a minimum of five (5) years and are subject to claims for up to ten (10) years from termination of obligations arising from the last year in which insurance business was written prior to runoff. Release of funds from the trust by WMMRC requires approval from the primary mortgage guaranty companies.

Premiums assumed and earned are as follows for the periods ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Premiums assumed	$2,039	$3,374
Change in unearned premiums	127	31

Premiums earned	$2,166	$3,405

The components of the liability for losses and loss adjustment reserves are as follows as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
Case-basis reserves	$32,133	$41,159
IBNR reserves	668	713
Premium deficiency reserves	2,036	2,442

Total losses and loss adjustment reserves	$34,837	$44,314

Losses and loss adjustment reserve activity are as follows for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
Balance at beginning of period	$44,314	$82,524
Incurred - prior periods	1,104	(6,159)
Paid - prior periods	(10,581)	(32,051)

Total losses and loss adjustment reserves	$34,837	$44,314

The loss contract fair market reserve balance is analyzed and adjusted quarterly. The balance in the reserve was $46.3 million at March 31, 2014 and $46.3 million at December 31, 2013. The fair market value of this reserve remained unchanged during the three months ended March 31, 2014 and decreased by $1.0 million during the three months ended March 31, 2013, resulting in no impact on expense at March 31, 2014 and a decrease in expense of $1.0 million for the three months ended March 31, 2013.

Note 4: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at March 31, 2014, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$8,491	$46	$(40)	$8,497
Corporate debt securities	89,529	1,306	(104)	90,731
Commercial paper	96,115	—	—	96,115
Foreign corporate debt securities	21,064	178	(105)	21,137

Total fixed-maturity securities	215,199	1,530	(249)	216,480
Less total unrestricted fixed-maturity securities – trading	7,303	234	(12)	7,525
Less total unrestricted fixed-maturity securities – held to maturity	78,638	—	—	78,638

Total fixed-maturity securities held in trust	$129,258	$1,296	$(237)	$130,317

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at December 31, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$15,868	$127	$(163)	$15,832
Corporate debt securities	80,624	1,450	(182)	81,892
Commercial paper	98,929	4	(1)	98,932
Foreign corporate debt securities	22,166	149	(170)	22,145

Total fixed-maturity securities	217,587	1,730	(516)	218,801
Less total unrestricted fixed-maturity securities – trading	7,326	232	(13)	7,545
Less total unrestricted fixed-maturity securities – held to maturity	65,352	—	—	65,352

Total fixed-maturity securities held in trust	$144,909	$1,498	$(503)	$145,904

Amortized cost and estimated fair value of fixed-maturity securities at March 31, 2014 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2014	$120,156	$120,186
2015-2019	94,040	95,265
2020-2023	1,003	1,029
Thereafter	—	—

Total fixed-maturity securities	$215,199	$216,480

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the three months ended March 31, 2014 and 2013, respectively, is summarized as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(529)	$(488)
Investment income on fixed-maturity securities	1,102	1,858
Interest income on cash and equivalents	2	4
Realized net gain from sale of investments	27	134
Unrealized (losses) gains on trading securities held at period end	66	(812)

Net investment income	$668	$696

The following tables show how the Company’s investments are categorized in accordance with fair value measurement, as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$3,042	$5,455	$—	$8,497
Corporate debt securities	29,813	60,918	—	90,731
Commercial paper	96,115	—	—	96,115
Foreign corporate debt securities	6,842	14,295	—	21,137

Total fixed-maturity securities	135,812	80,668	—	216,480
Money market funds	42,019	—	—	42,019

Total	$177,831	$80,668	$—	$258,499

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$6,299	$9,533	$—	$15,832
Corporate debt securities	11,891	70,001	—	81,892
Commercial paper	98,932	—	—	98,932
Foreign corporate debt securities	7,652	14,493	—	22,145

Total fixed-maturity securities	124,774	94,027	—	218,801
Money market funds	44,863	—	—	44,863

Total	$169,637	$94,027	$—	$263,664

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at the end of the calendar quarter in which the reclassifications occur. During the three months ended March 31, 2014 and the year ended December 31, 2013, $12.1 million and $7.1 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	January 1, 2014 to March 31, 2014		January 1, 2013 to December 31, 2013
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Corporate securities	$—	$11,299	$—	$4,598
Foreign corporate debt securities	—	768	—	2,537

Total transfers	$—	$12,067	$—	$7,135

Note 5: Income Taxes

For the three months ended March 31, 2014, the Company recorded a net loss of approximately $3.4 million. Due to projected tax losses for the year ended December 31, 2014 and the existence of net operating loss carry forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the three months ended March 31, 2014. The Company recorded no income tax expense or benefit for the year ended December 31, 2013 due to tax losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Code that apply to property and casualty insurance companies. WMIHC, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the three months ended March 31, 2014 or the year ended December 31, 2013 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, net operating losses and unrealized gains and losses on investments. As of March 31, 2014 and December 31, 2013, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On March 19, 2012, WMIHC emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gives rise to a NOL for the year ended December 31, 2012. Under Section 382 of the Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2013 is approximately $5.96 billion. At March 31, 2014 there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2029. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

The Company accounts for uncertain tax positions in accordance with the income taxes accounting guidance. The Company has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2008 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended March 31, 2014 and December 31, 2013.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaiian-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIHC entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator. Total amounts incurred under these agreements totaled $421 thousand and $443 thousand for the three months ended March 31, 2014 and 2013, respectively. The expense and related income eliminate on consolidation. These agreements are described below.

Under the terms of such Investment Management Agreement, WMIHC receives from WMMRC a fee equal to the product of (x) the ending dollar amount of assets under management during the calendar month in question and (y) .002 divided by 12. WMIHC is responsible for investing the funds of WMMRC based on applicable investment criteria and subject to rules and regulations to which WMMRC is subject.

Under the terms of such Administrative Services Agreement, WMIHC receives from WMMRC a fee of $110 thousand per month. WMIHC is responsible for providing administrative services to support, among other things, supervision, governance, financial administration and reporting, risk management and claims management as may be necessary, together with such other general or specific administrative services that may be reasonably required or requested by WMMRC in the ordinary course of its business.

On March 23, 2012, WMIHC and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party makes available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees and, initially, limited use of the Company’s health insurance plan for its employees. The TSA was amended on September 18, 2012 and the term of the agreement was initially extended through March 31, 2013 with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term. The agreement has automatically renewed per its terms and is currently in place through September 30, 2014, subject to additional renewals. Either party may terminate one or more of the services offered upon ten (10) days’ written notice to the other party.

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

As of March 31, 2014, WMIHC had not received any Litigation Proceeds in connection with the foregoing. Given the speculative nature of litigation, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds. The Trust’s Litigation Subcommittee recently disclosed in its Form 10-K for the period ended December 31, 2013 that it has investigated potential claims against various third parties, including breach of contract claims, breach of fiduciary duty claims, professional malpractice claims and business tort and antitrust claims. Based on this investigation, the Litigation Subcommittee has determined not to assert claims against such third parties, other than those which are currently pending and being litigated. As a result of the Trust’s public disclosures on these matters, at this time WMIHC believes it is increasingly unlikely that it will realize any value on account of Litigation Proceeds.

Note 7: Notes Payable

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. In connection with interest payments due and payable in respect of the Second Lien Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. The aggregate face amount of PIK Notes issued as of March 31, 2014 and December 31, 2013 totals approximately $15.8 million and $13.9 million, respectively. Outstanding amounts under these notes totaled approximately $107.4 million and $105.5 million as of March 31, 2014 and December 31, 2013, respectively. No First Lien Notes principal was paid during the three months ended March 31, 2014, and approximately $36.3 million of First Lien Notes principal was paid during the year ended December 31, 2013. Interest on First Lien Notes paid in cash totaled approximately $1.5 million and $3.7 million during the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Collateral Account contained $0.1 million and $0.1 million, respectively, of cash received from WMMRC which were or will be ultimately used for future administrative expenses, interest and principal payments.

Note 8: Financing Arrangements

As of March 19, 2012, a Financing Agreement (the “Financing Agreement”) was entered into by and among WMIHC, WMIIC, the lenders, severally and not jointly, party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders. The credit facility established by the Financing Agreement may be used for only certain specific purposes.

The facility consists of (a) a tranche A term loan commitment and a tranche A-1 term loan commitment in the aggregate principal amount of $25 million and (b) a tranche B term loan commitment in the aggregate principal amount of $100.0 million. The proceeds of (a) the tranche A term loan and tranche A-1 term loan can be used to fund working capital and for general corporate purposes, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sectors. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC.

As of March 31, 2014 and December 31, 2013, no loans were outstanding under the Financing Agreement. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. Pursuant to the terms and conditions of the Financing Agreement, the commitment of the Lenders to extend credit under the Financing Agreement will terminate no later than March 19, 2015.

On January 30, 2014, WMIHC entered into (i) a note purchase agreement, dated as of January 30, 2014 (the “Note Purchase Agreement”), with the guarantors party thereto and KKR Management Holdings L.P. (“KKR Management”), (ii) an investment agreement, dated as of January 30, 2014 (the “Investment Agreement”), with KKR Fund Holdings L.P. (“KKR Fund” and, together with KKR Management, “KKR”) and, for limited purposes, KKR Management and (iii) an investor rights agreement, dated as of January 30, 2014 (the “Investor Rights Agreement”), with KKR Fund (together, the “KKR Transaction”).

Pursuant to the terms and conditions of the Note Purchase Agreement, KKR Management has committed to purchase up to $150 million aggregate principal amount (at issuance) of subordinated 7.50% PIK notes (the “Subordinated Notes”) from the Company.

The Subordinated Notes may be issued by WMIHC, at WMIHC’s option, in one or more tranches over a three year period, subject to certain terms and conditions, including the conditions that (i) all or substantially all of the proceeds from the issuance of the Subordinated Notes are used by WMIHC to fund the acquisition of the assets of, or equity interests of, or a business line, unit or division of, any entity that has been approved by the Board, (ii) no defaults or events of default shall have occurred under the Note Purchase Agreement and (iii) no violation of certain provisions of the Investor Rights Agreement shall have occurred. KKR Management may refuse to purchase Subordinated Notes from WMIHC in the event that a third party (other than KKR or any of its affiliates) (i) has completed a successful proxy contest against WMIHC or (ii) has publicly initiated or threatened to initiate a proxy contest and, in connection therewith, such third party is granted the right to designate more than one nominee to the Board. Upon such refusal, KKR Management will automatically forfeit a percentage of warrants described below in Note 9: Capital Stock.

Additionally, WMIHC’s ability to issue the Subordinated Notes is subject to no default or event of default under the Financing Agreement, and limited by the Financing Agreement to the greater of (i) $25 million and (ii) 25% of consolidated tangible assets, as defined in the Financing Agreement. The lenders under the Financing Agreement have provided their consent to the subordination provisions of the Note Purchase Agreement, in accordance with the terms of the Financing Agreement.

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

The Subordinated Notes have not been registered under the Securities Act and may not be sold or transferred in the United States without registration or an applicable exemption from the registration requirements. As of March 31, 2014, no Subordinated Notes were outstanding under the Note Purchase Agreement.

The foregoing description of the Note Purchase Agreement is qualified in its entirety by reference to the Note Purchase Agreement, which was filed with the SEC as Exhibit 4.1 on Form 8-K on January 31, 2014, and incorporated by reference.

Note 9: Capital Stock

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation (the “Articles”), WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of blank check preferred stock, each with a par value of $0.00001 per share. 200,000,000 shares of common stock were issued by WMIHC pursuant to the Court approved Plan and in reliance on Section 1145 of the Bankruptcy Code on the Effective Date.

As described in Note 8: Financing Arrangements, WMIHC entered into (i) the Note Purchase Agreement, (ii) the Investment Agreement and (iii) the Investor Rights Agreement on January 30, 2014.

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

The Convertible Preferred Stock has rights substantially similar to those associated with WMIHC’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Convertible Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Convertible Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Convertible Preferred Stock been converted to common stock of WMIHC. The Convertible Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIHC either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC 470 a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the preferred stock. This preferred deemed dividend is reflected as an increase to our accumulated deficit, and as an increase in additional paid in capital. Further, KKR Fund, as the holder of the Convertible Preferred Stock and the Warrants, has received other rights pursuant to the Investor Rights Agreement as described below.

The Warrants have a five-year term from the date of issuance and are subject to customary structural adjustment provisions for stock splits, combinations, recapitalizations and other similar transactions.

KKR Fund’s rights as a holder of the Convertible Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Holders own 50% of the Convertible Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIHC), the Holders will have the right to appoint one of seven directors to the Board. As of May 8, 2014, the Holders have not exercised this right of appointment.

Additionally, until January 30, 2017, the Holders will have the right to purchase up to 50% of any future equity rights offerings or other equity issuance by WMIHC on the same terms as the equity issued to other investors in such transactions, in an aggregate amount of such offerings and issuances by WMIHC of up to $1.0 billion (the “Participation Rights”). The foregoing Participation Rights do not include any issuances of securities by WMIHC constituting any part of the consideration payable by it in connection with any acquisitions or investments (including any rollover equity) or in respect of any employee options or other income compensation. The aggregate beneficial ownership by Holders of equity securities of WMIHC after giving effect to any equity issuances (and on a pro forma basis after taking into account any acquisitions) shall at no time exceed 42.5% of the equity securities of WMIHC without the prior written consent of WMIHC. Any such rights to acquire equity securities are subject to limitation to the extent they would cause a loss of all or substantially all of the benefit of the Company’s tax benefits (as such term is defined in the Articles). Except for the foregoing Participation Rights and the issuance of common stock in respect of the Warrants and the Convertible Preferred Stock, KKR Fund and its affiliates shall not purchase or acquire any equity securities of WMIHC or its subsidiaries without WMIHC’s prior written consent, subject to certain exceptions.

In connection with the issuance of the Convertible Preferred Stock and the Warrants, KKR Fund and its affiliates have agreed that, until December 31, 2016, they will not:

•	request the call of a special meeting of the shareholders of WMIHC; seek to make, or make, a shareholder proposal at any meeting of the shareholders of WMIHC; seek the removal of any director from the Board; or make any “solicitation” of “proxies” (as such terms are used in the proxy rules of the SEC) or solicit any written consents of shareholders with respect to any matter;

•	form or join or participate in a “partnership, limited partnership, syndicate or other group” within the meaning of Section 13(d)(3) of the Exchange Act, with respect to any voting securities of WMIHC;

•	make or issue, or cause to be made or issued, any public disclosure, statement or announcement (including filing reports with the SEC) (x) in support of any solicitation described above, or (y) negatively commenting upon WMIHC;

•	except pursuant to any exercise of any Warrant, the conversion of the Convertible Preferred Stock, or the exercise of the Participation Rights, acquire, agree or seek to acquire, beneficially or otherwise, any voting securities of the Company (other than securities issued pursuant to a plan established by the Board for members of the Board, a stock split, stock dividend distribution, spin-off, combination, reclassification or recapitalization of WMIHC and its common stock or other similar corporate action initiated by WMIHC);

•	enter into any discussions, negotiations, agreements or undertakings with any person with respect to the foregoing or advise, assist, encourage or seek to persuade others to take any action with respect to the foregoing, except pursuant to mandates granted by WMIHC to raise capital by WMIHC to KKR Capital Markets LLC and its affiliates; or

•	short any of WMIHC’s common stock or acquire any derivative or hedging instrument or contract relating to WMIHC’s common stock.

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

The foregoing description of (i) the Investor Rights Agreement is qualified in its entirety by reference to the Investor Rights Agreement, which was filed with the SEC as Exhibit 4.2 on Form 8-K on January 31, 2014, and incorporated by reference, (ii) the Warrants are qualified in their entirety by reference to the Form of Tranche A Warrant and Form of Tranche B Warrant, which were filed with the SEC as Exhibits 4.3 and 4.4, respectively, on Form 8-K on January 31, 2014, and incorporated by reference, (iii) the Convertible Preferred Stock is qualified in its entirety by reference to the Articles of Amendment, which were filed with the SEC as Exhibit 4.5 on Form 8-K on January 31, 2014, and incorporated by reference, and the Form of Series A Convertible Preferred Stock Certificate, which was filed with the SEC as Exhibit 4.6 on Form 8-K on January 31, 2014, and incorporated by reference and (iv) the Investment Agreement is qualified in its entirety by reference to the Investment Agreement, which was filed with the SEC as Exhibit 10.1 on Form 8-K on January 31, 2014, and incorporated by reference.

WMIHC issued restricted share grants to members of our Corporate Strategy and Development Committee and our Chairman, Michael Willingham, totaling $0.6 million of aggregate intrinsic value during the three months ended March 31, 2014, and to members of the Board totaling $0.7 million of aggregate intrinsic value during the year ended December 31, 2013. The restricted shares vest over a three year period and the resulting unamortized value related to the unvested restricted share grant totals $1.2 million and $0.7 million at March 31, 2014 and December 31, 2013, respectively. The unamortized value of $1.2 million at March 31, 2014, if all are ultimately vested will be amortized according to the following schedule.

Amortization Schedule (in thousands)
2nd quarter 2014	$153
3rd quarter 2014	153
4th quarter 2014	153
1st quarter 2015	146
2nd quarter 2015	107
3rd quarter 2015	107
4th quarter 2015	107
1st quarter 2016	100
2nd quarter 2016	53
3rd quarter 2016	53
4th quarter 2016	53
1st quarter 2017	23

Total Unamortized value	$1,208

Net stock-based compensation totaled $129 thousand and $46 thousand for the three months ended March 31, 2014 and 2013, respectively. The share grants were issued at the fair market value determined to be the trading price at the close of business on the respective date the grants were approved by the Board.

A summary of WMIHC’s restricted share award activity for the three months ended March 31, 2014 and year ended December 31, 2013 is presented below:

	Number of Restricted Stock Awards Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2013	1,156,078	$0.4761	$550
Restricted stock awards granted during 2013	686,273	1.0200	700
Restricted stock awards released or forfeited during 2013	—	—	—

Outstanding—December 31, 2013	1,842,351	.6787	1,250
Restricted stock awards granted during 2014	250,000	2.5300	633
Restricted stock awards released or forfeited during 2014	—	—	—

Outstanding—March 31, 2014	2,092,351	$0.8999	$1,883

WMIHC has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 1,092,870 on March 31, 2014 and 1,456,987 on December 31, 2013. The shares subject to repurchase at March 31, 2014 will vest according to the following schedule.

Vesting schedule of shares subject to repurchase
2nd quarter 2014	—
3rd quarter 2014	—
4th quarter 2014	—
1st quarter 2015	697,451
2nd quarter 2015	—
3rd quarter 2015	—
4th quarter 2015	—
1st quarter 2016	312,087
2nd quarter 2016	—
3rd quarter 2016	—
4th quarter 2016	—
1st quarter 2017	83,332

Total	1,092,870

WMIHC has the right, but not the obligation, to repurchase any unvested (but issued) shares of common stock at $0.0001 per share upon the termination of service in the case of a director.

A summary of the Company’s restricted shares issued and subject to repurchase as of the three months ended March 31, 2014 and year ended December 31, 2013 is presented below:

Shares subject to repurchase—January 1, 2013	1,156,078
Shares issued subject to vesting during 2013	686,273
Unvested shares repurchased during 2013	—
Shares vested during 2013	(385,364)

Unvested shares—December 31, 2013	1,456,987
Shares issued subject to vesting during 2014	250,000
Unvested shares repurchased during 2014	—
Shares vested during 2014	(614,117)

Unvested shares—March 31, 2014	1,092,870

As of March 31, 2014 and December 31, 2013, 202,092,351 and 201,842,351 shares, respectively, of WMIHC’s common stock were issued and outstanding. As of March 31, 2014, 1,000,000 shares of WMIHC’s preferred stock were issued and outstanding. As of December 31, 2013, no shares of WMIHC’s preferred stock were issued or outstanding. As of March 31, 2014, 61,400,000 Warrants to purchase WMIHC’s common stock were issued and outstanding. No warrants were issued and outstanding at December 31, 2013.

See Note 12: Net (loss) Income Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of March 31, 2014, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $144.6 million and $145.8 million as of March 31, 2014 and December 31, 2013, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by trust agreements, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable.

Note 12: Net (loss) Income Per Common Share

Basic net (loss) income per share attributable to common shareholders is computed by dividing net (loss) income, excluding net (loss) income allocated to participating securities, by the weighted average number of shares outstanding less the weighted average of unvested restricted shares outstanding.

There were no dilutive effects from any equity instruments for any of the periods presented, therefore diluted net (loss) income per share was the same as basic net (loss) income for all periods presented.

The following table sets forth the computation of basic and diluted net (loss) per share:

	(in thousands, except per share data)
	Three months ended March 31, 2014	Three months ended March 31, 2013
Numerator for basic and diluted net (loss) per share:
Net (loss)	$(3,380)	$(3,816)
Preferred deemed dividend	(9,455)	—
Less: Net (loss) allocated to participating securities	(96)	(21)

Net (loss) attributable to common shareholders, net of loss attributable to participating securities	$(12,739)	$(3,795)

Denominator for basic and diluted net (loss) per share:
Weighted average shares outstanding	201,978,462	201,156,078
Weighted average unvested restricted shares outstanding	(1,504,392)	(1,100,414)

Denominator for basic and diluted net (loss) per share:	200,474,070	200,055,664

Basic and diluted net (loss) per share attributable to common shareholders	$(0.06)	$(0.02)

Note 13: Subsequent Events

On April 3, 2014, WMMRC and UGRIC entered into a Commutation Agreement and Mutual Release (the “Commutation Agreement”). Pursuant to the Commutation Agreement, WMMRC and UGRIC agreed to the commutation and termination of the (i) trust and trust account (the “Trust Account”) established by that certain trust agreement dated December 31, 1998 between WMMRC, UGRIC and US Bank, National Association, as trustee (the “Trust Agreement”), pursuant to which WMMRC established a Trust Account for the benefit of UGRIC, in order to secure obligations of WMMRC and (ii) the reinsurance agreements and related arrangements described more specifically in the Commutation Agreement (the “Commutation”). In accordance with the terms of the Commutation Agreement and upon the consummation of the Commutation, UGRIC will be paid $17.7 million in cash and WMMRC will be paid all remaining cash and assets remaining in the Trust Account, which is estimated to be approximately $65.4 million (the “WMMRC Amount”) from the Commutation.

The effectiveness of the Commutation Agreement and the consummation of the Commutation thereunder is subject to a number of conditions including obtaining all necessary consents, approvals and waivers including the approval of the Commutation by the State of Hawaii, Insurance Division, approval of a limited waiver by the requisite holders of 13% Senior First and Second Lien Notes issued by the Company pursuant to the Indentures, dated March 19, 2012 and approval of the requisite lenders under the Company’s Financing Agreement, dated March 19, 2012 ( the “ Financing Agreement”). In the event these conditions are not satisfied, the Commutation Agreement will be null and void. The “Indentures” mean: (a) the Senior First Lien Notes Indenture dated as of March 19, 2012 by and between the Company and Wilmington Trust, National Association, as trustee (“First Indenture Trustee”) (the “First Lien Indenture”) and (b) the Senior Second Lien Notes Indenture dated as of March 19, 2012 by and between the Company and Law Debenture Trust Company of New York, as Trustee (“Second Indenture Trustee”) (the “Second Lien Indenture”).

The State of Hawaii, Insurance Division has approved the Commutation Agreement and the Company is seeking to enter into Limited Waiver Agreements with the First Indenture Trustee and Second Indenture Trustee in order to permit the Commutation under the terms of the First Lien Indenture and Second Lien Indenture. WMI Liquidating Trust, the beneficial owner of at least two-thirds in aggregate principal amount of the notes outstanding under the First Lien Indenture and the Second Lien Indenture, and Cede & Co., the registered holder of at least two-thirds in aggregate principal amount of the notes outstanding under the First and Second Lien Indentures, have consented to the limited waiver under the First and Second Lien Indentures. The Company is also seeking to enter into a Consent Agreement with the lenders and agent under the Financing Agreement in order to permit the Commutation under the Financing Agreement, which consent had not been obtained as of May 8, 2014.

Provided that the necessary consents, approvals and waivers are obtained and following the consummation of Commutation, the WMMRC Amount will be deposited into WMMRC’s custodial account. WMMRC requested and received approval from the State of Hawaii, Insurance Division to declare a dividend or distribution of all or a portion of the WMMRC Amount to the Company. Upon consummation of the Commutation and after we have obtained the necessary consents and waivers, the Company will deposit such dividend or distribution to the extent constituting Runoff Proceeds (as defined in the Indentures) directly into the Collateral Account (as defined in the Indentures) for distribution to the note holders in accordance with the Indentures.

Under the Commutation Agreement and upon consummation of the Commutation, the parties to the Commutation Agreement will be released from all liabilities and obligations under (i) the Trust Agreement, by and between UGRIC, as beneficiary, WMMRC, as grantor and U.S. Bank, National Association, as trustee and (ii) the reinsurance and related arrangements, described more specifically in the Commutation Agreement (the “Reinsurance Agreements”) and the Trust Agreement and Reinsurance Agreements will be terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes, included in Item 1 of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the three months ended March 31, 2014 and 2013 and financial condition as of March 31, 2014 and December 31, 2013 (Dollars in thousands, except per share data and as otherwise indicated).

References herein to the “Company,” “we,” “us,” or “our” generally are intended to refer to WMI Holdings Corp. and its subsidiaries on a consolidated basis, and “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries. References to “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIHC); and “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIHC).

FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this report that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks are identified and discussed in the Company’s prior Annual Report on Form 10-K for the year ended December 31, 2013 under Risk Factors in Part I, Item 1A. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

Background

WMI Holdings Corp.

WMIHC is a holding company organized and existing under the laws of the State of Washington. WMIHC is the direct parent of WMMRC and WMIIC. As of March 19, 2012 (the “Effective Date”), the date we emerged from bankruptcy, WMIHC had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode. WMMRC has not written any new business since September 26, 2008 (the “Petition Date”).

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

The Corporate Strategy and Development Committee of our board of directors (the “CS&D Committee”) meets regularly with Blackstone to discuss and evaluate potential transactions of varying size and across varying industries. During the quarter and year ended March 31, 2014 and December 31, 2013, respectively, the CS&D Committee met formally and informally numerous times and, since Blackstone’s retention, we have contacted more than 100 potential counterparties, including more than 20 potential target companies. As of March 31, 2014, we had not executed definitive documentation relating to any acquisition transaction.

On January 31, 2014, WMIHC announced that it had entered into (i) a note purchase agreement, dated as of January 30, 2014 (the “Note Purchase Agreement”), with the guarantors party thereto and KKR Management Holdings L.P. (“KKR Management”), (ii) an investment agreement, dated as of January 30, 2014 (the “Investment Agreement”), with KKR Fund Holdings L.P. (“KKR Fund” and, together with KKR Management, “KKR”) and, for limited purposes, KKR Management and (iii) an investor rights agreement, dated as of January 30, 2014 (the “Investor Rights Agreement”), with KKR Fund (together, the “KKR Transaction”). For further information on the KKR Transaction, see Note 8: Financing Arrangements and Note 9: Capital Stock, to the condensed consolidated financial information in Item 1 of this Quarterly Report on Form 10-Q.

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

Beginning in 2006, the U.S. housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. Beginning in 2013, signs of improvement have been evident, and while the macro-economic outlook remains guarded, there are strong indications that the housing market has improved nationally. However, recent reports show housing prices have increased on a year-over-year basis although at a slowing pace, and that housing sales in many markets have dropped recently. Nevertheless, WMMRC’s operating environment remains challenged as much of its results over the next several years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008.

Our Financial Information

The financial information in this Quarterly Report on Form 10-Q has been derived from our condensed consolidated financial statements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in the accompanying condensed consolidated financial statements describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, our values under fresh start accounting and the resulting loss contract fair market value reserve. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

The Company adopted fresh start accounting in accordance with ASC 852 on the Effective Date.

Recently issued accounting standards and their impact on the Company have been presented under “New Accounting Pronouncements” in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Overview of Revenues and Expenses

Because WMIHC has no current operations of its own, its revenue is derived almost entirely from earnings on its investment portfolio, as well as payments it receives from, and dividends paid by, WMMRC. At this time, dividends received by WMIHC from WMMRC must be distributed to holders of WMIHC’s Runoff Notes in accordance with the terms of the Indentures as described below in this Item 2. under “Notes Payable.”

WMMRC’s revenues consist primarily of the following:

•	net premiums earned on reinsurance contracts;

•	positive changes to (and corresponding releases from) loss contract reserves; and

•	net investment income and net gains (losses) on WMMRC’s investment portfolio.

WMMRC’s expenses consist primarily of the following:

•	underwriting expenses; and

•	general and administrative expenses.

Results of Operations for the three months ended March 31, 2014 and 2013

For the three months ended March 31, 2014, we reported a net loss of $3.4 million, as compared to a net loss of $3.8 million reported for the same period in 2013. Over the last three years, due to various factors, including operating in runoff mode and general economic conditions, WMMRC has experienced decreased revenues. Likewise, during the three months ended March 31, 2013 WMMRC’s loss and loss adjustment expenses were approximately 86% relative to such decreased revenues. When taken together, these factors resulted in a net loss for the period. By comparison, for the three months ended March 31, 2014, WMMRC’s loss and loss adjustment expenses were approximately 51% relative to continuing decreased revenues. The reduction in underwriting expenses is primarily a result of improvements in general economic conditions and, specifically, improvements in the real estate market as well as certain book year’s loss layer being completely paid out. These improvements resulted in lower than expected incurred losses. The components that gave rise to a smaller net loss in the current quarter versus the net loss in the corresponding quarter in 2013 are described in the tables below under the Net Income (Loss) section.

The total revenue for the three months ended March 31, 2014 was $2.8 million, compared to total revenue of $4.1 million for the same period in 2013. The decrease in revenue is largely attributable to the operations of WMMRC in runoff mode. No new business is being undertaken and the revenues are expected to continue to decrease.

Underwriting expenses or recoveries (defined as losses and loss adjustment expenses and ceding commission expenses) decreased by $2.0 million to $1.3 million for the three months ended March 31, 2014 compared to $3.3 million for the three months ended March 31, 2013. This trend is consistent with the runoff nature of the WMMRC subsidiary and is expected to continue. As more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (a) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (b) ceded case reserves and incurred but not recorded (“IBNR”) loss levels reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of March 31, 2014, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $46.3 million. The fair market value of this reserve was $46.3 million at December 31, 2013. There was no change in the loss contract fair market value reserve during the period from December 31, 2013 through March 31, 2014, therefore there was no corresponding decrease in expense. The decrease in the loss contract fair market value reserve during the period from December 31, 2012 through March 31, 2013 totaled $1.0 million and resulted in a corresponding decrease in expense of the same amount. The loss contract fair market value reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization (described in Note 1: The Company and its Subsidiaries to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q).

For the three months ended March 31, 2014, our investment portfolio reported net investment income of $0.7 million as compared to net investment income of $0.7 million for the same period in 2013. The components of the investment income (loss) are more fully described below in the Net Investment Income (Loss) section.

General and administrative expenses

For the three months ended March 31, 2014, our general and administrative expenses totaled $1.4 million, matching general and administrative expenses totaling $1.4 million for the same period in 2013. The stability of these expenses is a good indicator that having completed a full cycle of public company financial reporting and filing of periodic reports under the Exchange Act after emerging from bankruptcy on March 19, 2012, and assuming no change in our operations, we have achieved a baseline for general and administrative expenses.

Interest expense

For the three months ended March 31, 2014, we incurred $3.4 million of interest expense which is payable on the Runoff Notes described below in this Item 2 under “Notes Payable.” This compares to $4.2 million of interest expense which was incurred during the same period in 2013, due to the fact that the Runoff Notes balances have been reduced by a net amount of $8.3 million when comparing the balance as of March 31, 2014 to 2013, respectively. Because sufficient Runoff Proceeds have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment. For the three months ended March 31, 2014, $1.9 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $1.5 million of interest was paid in cash. Accrued interest expense remained unchanged yielding net interest expense of $3.4 million for the three months ended March 31, 2014. For the three months ended March 31, 2013, $0.7 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $3.7 million of interest was paid in cash. Accrued interest decreased by $0.2 million during the three months ended March 31, 2013 from $1.5 million at December 31, 2012 to $1.3 million as of March 31, 2013.

Net Loss

Net loss for the three months ended March 31, 2014 totaled $3.4 million compared to a net loss of $3.8 million for the same period in 2013. The primary factors impacting the change in net loss for the periods are summarized in the table below.

March 31, 2014 versus March 31, 2013 Summary of Change in Net Income (Loss) (in thousands)

	Three months ended
	March 31, 2014	March 31, 2013	% Change	$ Change
Revenue	$2,834	$4,101	-30.89%	$(1,267)
Underwriting expenses	1,317	3,278	59.82%	1,961
General and administrative	1,447	1,420	-1.90%	(27)
Loss contract fair market value reserve change	—	(987)	N/A	(987)
Interest expense	3,450	4,206	17.97%	756

Net loss	$(3,380)	$(3,816)	11.43%	$436

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

Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Premiums assumed	$2,039	$3,374
Change in unearned premiums	127	31

Premiums earned	$2,166	$3,405

For the three months ended March 31, 2014, premiums earned totaled $2.2 million, a decrease of $1.2 million when compared to premiums earned of $3.4 million for the same period in 2013. The primary factor contributing to such decreased premiums relates to WMMRC operating in runoff mode. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the three months ended March 31, 2014 and 2013, respectively, are provided in the following table:

	Three Months Ended March 31, 2014	Three months ended March 31, 2013
Losses incurred	$1,104	$2,914

We establish reserves for each contract based on estimates of the ultimate cost of all losses including losses incurred but not reported. These estimated ultimate reserves are based on reports received from ceding companies, industry data and historical experience as well as our own actuarial estimates. Quarterly, we review these estimates on a contract by contract basis and adjust the estimates as we deem necessary based on updated information and our internal actuarial estimates.

For the three months ended March 31, 2014 and 2013, the loss ratios for our business were 51 percent and 86 percent, respectively. The loss or benefit ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. As a result of improvements in economic conditions generally, and the real estate market particularly, incurred losses have been less than previously projected which, in turn, has yielded the improvement in losses (benefits) incurred described above. In addition, loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Over the course of 2013, a majority of WMMRC’s reinsurance arrangements for the 2005 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
Case-basis reserves	$32,133	$41,159
IBNR reserves	668	713
Premium deficiency reserves	2,036	2,442

Total	$34,837	$44,314

Losses and loss adjustment reserve activity are as follows for the periods ended March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
Balance at January 1	$44,314	$82,524
Incurred—prior periods	1,104	(6,159)
Paid—prior periods	(10,581)	(32,051)

Total	$34,837	$44,314

Net Investment Income

A summary of our net investment income for the three months ended March 31, 2014 and 2013, respectively, is as follows:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(529)	$(488)
Investment income on fixed-maturity securities	1,102	1,858
Interest income on cash and equivalents	2	4
Realized net gain from sale of investments	27	134
Unrealized (losses) gains on trading securities held at period end	66	(812)

Net investment income	$668	$696

Federal Income Taxes

The Company has no current tax liability due as a result of its tax loss position for periods ended March 31, 2014 and 2013 and December 31, 2013. More detailed information regarding the Company’s tax position including net operating loss carry forwards is provided in Note 6: Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2013 and on Note 5: Income Taxes to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code that apply to property and casualty insurance companies. The Company, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the periods ended March 31, 2014 and December 31, 2013 associated with the Company’s tax liability from the current or preceding periods.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments. As of March 31, 2014 and December 31, 2013, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We hold investments at both WMIHC and WMMRC and the two portfolios consist entirely of fixed income instruments, including commercial paper and overnight money market funds totaling $258.5 million as of March 31, 2014. In addition, the Company held $0.1 million and $0.1 million restricted cash at March 31, 2014 and December 31, 2013, respectively. The value of the consolidated Company’s total cash and investments decreased during the past quarter. Cash and investments totaled $258.8 million and $263.9 million at March 31, 2014 and December 31, 2013, respectively. The primary factor in this decrease in investments was the result of loan losses paid from the funds held in trust for this purpose by WMMRC.

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

During the three months ended March 31, 2014 and the year ended December 31, 2013, $12.1 million and $7.1 million, respectively, of corporate securities that mature within 12 months were transferred from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, for additional information regarding our investment securities.

WMIHC

On the Effective Date, WMIHC received $75.0 million of cash as contemplated by WMIHC’s Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, as modified (the “Plan”). We invested $74.0 million in agency discount notes, corporate obligations and overnight money market funds. These investment securities are primarily short term and we currently intend to hold all investments to maturity and reinvest the proceeds of the matured or called securities in similar investment securities. We reassess management intent on investment horizons on a quarterly basis. The portfolio may be reclassified if management determines that securities are likely to be sold before their respective maturities. WMIHC’s investment portfolio is recorded at amortized cost. At March 31, 2014 and December 31, 2013, the portfolio was valued at $79.7 million and $73.8 million, respectively. At March 31, 2014, approximately 94 percent of the portfolio consists of securities that will mature within the next 12 months and 100 percent of the securities will mature within the next 18 months.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. At March 31, 2014, over 94 percent of WMMRC’s investment portfolio was held in five trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, including funds in overnight money market instruments, was valued at approximately $178.8 million and $189.9 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, approximately 56 percent of the portfolio consists of securities that will mature within the next 12 months and 43 percent of the securities will mature between one and five years, and the remaining 1 percent beyond five years.

Liquidity and Capital Resources

General

WMIHC is organized as a holding company with limited operations of its own. With respect to its own operations, WMIHC has limited continuing cash needs, other than with respect to the payment of administrative expenses and interest and principal payments on Runoff Notes described below in this Item 2 under “Notes Payable.” Interest and principal payments on the Runoff Notes are payable solely from Runoff Proceeds (as defined in the Indentures described below in this Item 2 under “Notes Payable”) received by WMIHC from WMMRC from time to time. Except in limited circumstances described in Note 7: Notes Payable to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, the Runoff Notes are nonrecourse to WMIHC. In addition, all of our significant operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs, but has been operating in runoff mode since the Petition Date. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIHC does not currently expect to pay dividends on our common shares.

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

In light of the restrictions on dividends applicable to WMMRC, WMIHC’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments, fees paid to it by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Commissioner of the State of Hawaii, cash on hand and potential borrowings made under its existing Financing Agreement described below in this Item 2 under “Financing Arrangements” and under the Note Purchase Agreement. In addition, all dividends paid by WMMRC to WMIHC must first be used to make payments on the Runoff Notes in accordance with the Indentures.

Our sources of liquidity include premium receipts, investment income, cash on hand, investment securities, our $125 million senior financing facility and the $150 million subordinated note commitment from KKR. Because of the limited nature of WMIHC’s operations, and the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest and principal obligations on the Runoff Notes (only if WMIHC is in receipt of Runoff Proceeds; otherwise WMIHC pays interest using the “payment-in-kind” (“PIK”) option available under the Indentures) and general administrative expenses.

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

WMMRC has net assets totaling $144.6 million and $145.8 million as of March 31, 2014 and December 31, 2013, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by the trust arrangements referenced earlier in this report, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Capital Structure and Management

WMIHC’s capital structure consists of shareholders’ equity and $107.4 million of term debt as of March 31, 2014 represented by the Runoff Notes and governed by the terms of the Indentures.

Our term debt of $130.0 million was issued on the Effective Date. This has subsequently decreased by a net amount of $22.6 million as a result of principal payments totaling $38.4 million net of PIK Notes which have been issued totaling $15.8 million. On the Effective Date, all shares of common and preferred equity securities previously issued by WMIHC’s predecessor, Washington Mutual, Inc., were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of March 31, 2014, 202,092,351 shares of WMIHC’s common stock were issued and outstanding; and 1,000,000 shares of its preferred stock were issued or outstanding.

We believe our existing capital structure is sufficient to sustain our current business operations and currently do not anticipate incurring additional indebtedness. The foregoing notwithstanding, the Company may, subject to market conditions, as well as limitations set forth in the documentation governing the Financing Agreement (described below), the Indentures (described below)

and the KKR Transaction, determine to incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions. As previously announced we have retained Blackstone to act as our financial advisors and to assist us in developing an acquisition strategy and we have subsequently entered into a strategic relationship with KKR and closed the KKR Transaction as more fully described in Note 8: Financing Arrangements, and Note 9: Capital Stock, to our condensed consolidated financial statements in Item 1 of this Annual Report on Form 10-Q.

While WMIHC is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of March 31, 2014, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Financing Agreement and the Indentures impose restrictions on WMMRC’s business activities. During the quarter ended March 31, 2014, WMMRC paid $1.5 million in dividends to its parent.

Financing Arrangements

As of March 19, 2012, a Financing Agreement (the “Financing Agreement”) was entered into by and among WMIHC, WMIIC, the lenders, severally and not jointly, party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders. The credit facility established by the Financing Agreement may be used for only certain specific purposes.

The facility consists of (a) a tranche A term loan commitment and a tranche A-1 term loan commitment in the aggregate principal amount of $25 million and (b) a tranche B term loan commitment in the aggregate principal amount of $100 million. The proceeds of (a) the tranche A term loan and tranche A-1 term loan can be used to fund working capital and for general corporate purposes, and (b) the tranche B term loan can be used to fund certain permitted acquisitions and permitted originations (as these terms are defined in the Financing Agreement) which are limited to acquisitions and originations of business in the financial services or insurance sector. The Lenders are severally, and not jointly, obligated to extend such credit to WMIHC.

As of March 31, 2014 and December 31, 2013, no loans were outstanding under the Financing Agreement. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. Pursuant to the terms and conditions of the Financing Agreement, the commitment of the Lenders to extend credit under the Financing Agreement will terminate no later than March 19, 2015.

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

For further information on the KKR Transaction, see Note 8: Financing Arrangements, and Note 9: Capital Stock, to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. In connection with interest payments due and payable in respect of the Second Lien Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. The aggregate face amount of PIK Notes issued as of March 31, 2014 and December 31, 2013 totals approximately $15.8 million and $13.9 million, respectively. Outstanding amounts under these notes totaled approximately $107.4 million and $105.5 million as of March 31, 2014 and December 31, 2013, respectively. No First Lien Notes principal was paid during the three months ended March 31, 2014 and approximately $36.3 million of First Lien Notes principal was paid during the year ended December 31, 2013. Interest on First Lien Notes paid in cash totaled approximately $1.5 million and $3.7 million during the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Collateral Account contained $0.1 million and $0.1 million, respectively, of cash received from WMMRC which were or will be ultimately used for future administrative expenses, interest and principal payments.

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

On March 19, 2012, WMIHC entered into an Administrative Services Agreement with WMMRC. Under the terms of this agreement, WMIHC receives from WMMRC a fee of $110 thousand per month. WMIHC is responsible for providing administrative services to support, among other things, supervision, governance, financial administration and reporting, risk management and claims management as may be necessary, together with such other general or specific administrative services that may be reasonably required or requested by WMMRC in the ordinary course of its business. The Administrative Services Agreement has been approved by the Insurance Commissioner of the State of Hawaii.

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $421 thousand and $443 thousand for the three months ended March 31, 2014 and 2013, respectively. The expense and related income eliminate on consolidation.

On March 23, 2012, WMIHC and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party will make available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees. The TSA was amended on September 18, 2012 and the term of the agreement was initially extended through March 31, 2013, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term. The agreement has automatically renewed per its terms and is currently in place through September 30, 2014, subject to additional renewals. Either party may terminate one or more of the services offered upon 10 days’ written notice to the other party.

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

If a holder exercised the election described above and, as a result of such election, received shares of WMIHC’s common stock, then such holder’s share of Runoff Notes to which the election was effective (i.e., One Dollar ($1.00) of original principal amount of Runoff Notes for each share of WMIHC’s common stock) were not issued. In addition, as a result of making the aforementioned election, such holders conveyed to, and WMIHC retains an economic interest in, the Litigation Proceeds equal to fifty percent (50%) of the Litigation Proceeds to which the electing holder otherwise would have been entitled and such holder’s rights in respect of distributions from the Trust will be adjusted to the extent Litigation Proceeds are received by WMIHC). Distributions, if any, to WMIHC on account of the foregoing will be effected in accordance with the Plan and the court order confirming such Plan.

As of March 31, 2014, WMIHC had not received any Litigation Proceeds in connection with the foregoing. Given the speculative nature of litigation, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds. The Trust’s Litigation Subcommittee recently disclosed in its Form 10-K for the period ended December 31, 2013 that it has investigated potential claims against various third parties, including breach of contract claims, breach of fiduciary duty claims, professional malpractice claims and business tort and antitrust claims. Based on this investigation, the Litigation Subcommittee has determined not to assert claims against such third parties, other than those which are currently pending and being litigated. As a result of the Trust’s public disclosures on these matters, at this time WMIHC believes it is increasingly unlikely that it will realize any value on account of Litigation Proceeds.

As a result of the reorganization an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated at each reporting date for changes to its value. As of March 31, 2014, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $46.3 million. The fair market value of this reserve was $46.3 million at December 31, 2013. There was no change in the loss contract fair market value reserve during the period from December 31, 2013 through March 31, 2014 and therefore no corresponding decrease in expense during the period. During the three months ended March 31, 2013 the value of the loss contract fair market value reserve was decreased by $1.0 million resulting in a corresponding decrease in expense of the same amount. The fair market value of this reserve will ultimately be reduced to $0.0, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see Note 2: Significant Accounting Policies in Item 1 of this Quarterly Report on Form 10-Q.

As of January 30, 2014, pursuant to the terms and conditions of the Investment Agreement, WMIHC sold to KKR Fund 1,000,000 shares of Convertible Preferred Stock having the terms, rights, obligations and preferences contained in the Articles of Amendment for a purchase price equal to $11.1 million and issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIHC’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”). KKR Fund’s rights as a holder of the Convertible Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Holders own 50% of the Convertible Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIHC), the Holders will have the right to appoint one of seven directors to our Board. Additionally, until January 30, 2017, and subject to certain limitations, the Holders will have the right to purchase up to 50% of any future equity rights offerings or other equity issuance by WMIHC on the same terms as the equity issued to other investors in such transactions, in an aggregate amount of such offerings and issuances by WMIHC of up to $1.0 billion. The Investor Rights Agreement also provides the Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to common stock (and common stock underlying the Convertible Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. Moreover, for as long as the Holders beneficially own any shares of common stock of WMIHC or Convertible Preferred Stock or any of the Warrants, WMIHC has agreed to provide customary Rule 144A information rights, to provide the Holders with regular audited and unaudited financial statements and to allow the Holders or their representatives to inspect WMIHC’s books and records. For further information on the Investment Agreement and the Investor Rights Agreement, see Note 8: Financing Arrangements, and Note 9: Capital Stock, to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management has evaluated, under the supervision and with the participation of our Interim Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of March 31, 2014. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2014, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of March 31, 2014, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our risk factors from those disclosed in such Annual Report.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of WMI Holdings Corp., dated March 19, 2012, as amended.	10-K	3.1	3/14/14

3.2	Amended and Restated Bylaws of WMI Holdings Corp., dated March 19, 2012, as amended.	10-Q	3.2	5/10/13

4.1	Note Purchase Agreement, dated January 30, 2014, between WMI Holdings Corp., the guarantors party thereto and KKR Management Holdings L.P.	8-K	4.1	1/31/14

4.2	Investor Rights Agreement, dated January 30, 2014, between WMI Holdings Corp., KKR Fund Holdings L.P. and any subsequent shareholder party.	8-K	4.2	1/31/14

4.3	Form of Tranche A Warrant.	8-K	4.3	1/31/14

4.4	Form of Tranche B Warrant.	8-K	4.4	1/31/14

4.5	Form of Series A Convertible Preferred Stock Certificate.	8-K	4.6	1/31/14

10.1	Investment Agreement, dated January 30, 2014, among WMI Holdings Corp., KKR Fund Holdings L.P. and KKR Management Holdings L.P.	8-K	10.1	1/31/14

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMI HOLDINGS CORP.
(Registrant)

Dated: May 9, 2014	By:	/s/ Charles Edward Smith
	Name:	Charles Edward Smith
	Title:	Interim Chief Executive Officer

Dated: May 9, 2014	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer