Form 10-Q
period 2014-06-30
WMI HOLDINGS CORP.
filed 2014-08-08
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	202,343,245
(Class)	(Outstanding at August 6, 2014)

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

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$60,496	$145,904
Cash equivalents held in trust	6,615	33,093

Total investments held in trust	67,111	178,997
Cash and cash equivalents	1,824	11,986
Fixed-maturity securities, at fair value	86,544	72,897
Restricted cash	79,870	115
Accrued investment income	920	1,110
Deferred offering costs	13,119	1,071
Other assets	1,061	1,462

Total assets	$250,449	$267,638

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$108,265	$105,502
Notes payable - interest	1,173	1,143
Losses and loss adjustment reserves	23,662	44,314
Losses payable	800	2,517
Unearned premiums	1,227	1,394
Accrued ceding commissions	51	102
Loss contract fair market value reserve	16,032	46,319
Other liabilities	457	1,218

Total liabilities	151,667	202,509

Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock, $0.00001 par value, 5,000,000 authorized; 1,000,000 and zero shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.00001 par value, 500,000,000 authorized; 202,343,245 and 201,842,351 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	106,308	77,142
Accumulated (deficit)	(7,528)	(12,015)

Total shareholders’ equity	98,782	65,129

Total liabilities and shareholders’ equity	$250,449	$267,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts and share data)

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenues:
Premiums earned	$1,713	$1,734	$3,879	$5,139
Net investment income (loss)	437	(2,708)	1,105	(2,012)

Total revenues	2,150	(974)	4,984	3,127

Expenses:
Losses and loss adjustment expense (benefit)	2,885	(4,214)	3,989	(1,300)
Ceding commission expense	150	342	363	706
General and administrative expense	2,016	1,614	3,463	3,034
Loss contract reserve fair market value change	(30,287)	—	(30,287)	(987)
Loss from contract termination	6,563	—	6,563	—
Interest expense	3,501	3,768	6,951	7,974

Total expenses	(15,172)	1,510	(8,958)	9,427

Income (loss) before federal income taxes	17,322	(2,484)	13,942	(6,300)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	17,322	(2,484)	13,942	(6,300)
Preferred deemed dividend	—	—	(9,455)	—

Net income (loss) attributable to common shareholders	$17,322	$(2,484)	$4,487	$(6,300)

Basic net income (loss) per share attributable to common shareholders	$0.09	$(0.01)	$0.02	$(0.03)
Shares used in computing basic net income (loss) per share	200,999,481	200,385,364	200,738,227	200,221,425
Diluted net income (loss) per share attributable to common shareholders	$0.07	$(0.01)	$0.02	$(0.03)
Shares used in computing diluted net income (loss) per share	243,587,216	200,385,364	235,963,104	200,221,425

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated (deficit)	Total shareholders’ equity
Balance at January 1, 2013	201,156,078	$2	—	$—	$76,741	$(12,353)	$64,390
Net income from January 1, 2013 to December 31, 2013	—	—	—	—	—	338	338
Issuance of common stock under restricted share compensation arrangement	686,273	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	401	—	401

Balance at December 31, 2013	201,842,351	2	—	—	77,142	(12,015)	65,129
Net income from January 1, 2014 to June 30, 2014	—	—	—	—	—	13,942	13,942
Issuance of common stock under restricted share compensation arrangement	500,894	—	—	—	—	—	—
Issuance of preferred stock, net of offering costs	—	—	1,000,000	—	9,455	—	9,455
Preferred deemed dividend	—	—	—	—	9,455	(9,455)	—
Issuance of warrants to purchase common stock, net of offering costs	—	—	—	—	9,883	—	9,883
Equity-based compensation	—	—	—	—	373	—	373

Balance at June 30, 2014	202,343,245	$2	1,000,000	$—	$106,308	$(7,528)	$98,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flows from operating activities:
Net income (loss)	$13,942	$(6,300)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of bond premium or discount	958	1,084
Net realized (gain) loss on sale of investments	(416)	(13)
Unrealized (gain) loss on trading securities	368	4,587
Equity-based compensation expense	373	92
Changes in assets and liabilities:
Accrued investment income	190	(81)
Other assets	401	71
Change in cash held in trust	26,478	5,600
Change in restricted cash	(79,755)	22,080
Losses and loss adjustment reserves	(20,652)	(16,496)
Losses payable	(1,717)	(159)
Unearned premiums	(167)	1,424
Accrued ceding commission expense	(51)	(24)
Accrued interest on notes payable	30	(215)
Loss contract fair market value reserve	(30,287)	(987)
Other liabilities	(761)	(98)

Total adjustments	(105,008)	16,865

Net cash (used in) provided by operating activities:	(91,066)	10,565

Cash flows from investing activities:
Purchase of investments	(341,313)	(179,769)
Proceeds from sales and maturities of investments	412,164	180,976

Net cash provided by investing activities:	70,851	1,207

Cash flows from financing activities:
Proceeds from issuance of preferred stock	11,072	—
Fees incurred preferred stock issuance	(1,617)	—
Proceeds from sale of warrants to purchase common stock	11,500	—
Fees incurred relating to warrants issued	(1,617)	—
Deferred offering costs	(12,048)	—
Notes payable – principal repayments	—	(21,282)
Notes payable – principal issued	2,763	1,445

Net cash provided by (used in) financing activities:	10,053	(19,837)

Decrease in cash and cash equivalents	(10,162)	(8,065)
Cash and cash equivalents, beginning of period	11,986	16,761

Cash and cash equivalents, end of period	$1,824	$8,696

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$4,157	$6,744

Supplementary disclosure of non-cash investing and financing activities:
Notes payable issued in lieu of cash interest payments	$2,763	$1,445

Preferred deemed dividend recorded due to beneficial conversion feature	$9,455	$—

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

In connection with the Plan becoming effective, among other things:

•	approximately $6.5 billion was distributed to parties-in-interest on account of their allowed claims;

•	WMIHC received $75.0 million in cash from certain creditors;

•	WMIHC obtained access to a $125.0 million senior credit facility, approximately $25.0 million of which can be used for working capital and $100.0 million of which can be utilized in addition to the amount available for working capital for certain acquisitions and originations, subject to certain criteria and conditions set forth in the Financing Agreement (see Note 8: Financing Arrangements);

•	WMIHC issued: (a) $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIHC and Wilmington Trust, National Association, as Trustee; and (b) $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIHC and Law Debenture Trust Company of New York, as Trustee; and with limited exceptions the Runoff Notes are solely payable from Runoff Proceeds Distributions (as defined in the Indentures) received by WMIHC from WMMRC, and therefore are generally nonrecourse to WMIHC (see Note 7: Notes Payable);

•	WMIHC issued 200,000,000 shares of common stock, of which 194,670,501 shares were issued to new WMIHC shareholders and 5,329,499 shares of common stock were issued and deposited into a Disputed Equity Escrow (as defined in the Plan); and

•	based on our analysis, we believe WMIHC experienced an ownership change under Section 382 of the Internal Revenue Code (the “Code”). Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a net operating loss (“NOL”) carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2013 was approximately $5.96 billion and at June 30, 2014 we believe that there was no limit under Section 382 of the Code on the use of these NOLs (see Note 5: Income Taxes).

Upon emergence from bankruptcy on March 19, 2012, we had limited operations other than WMMRC’s legacy reinsurance business which is being operated in runoff and has not written any new business since September 26, 2008.

WMIHC is authorized to issue up to 500,000,000 shares of common stock, and up to 5,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. On the Effective Date of the Plan and pursuant to its terms, WMIHC issued 200,000,000 shares of common stock, with 194,670,501 shares issued to WMIHC’s new shareholders and 5,329,499 shares issued and deposited into the Disputed Equity Escrow. As of June 30, 2014, 2,922,037 shares of common stock remain on deposit in the Disputed Equity Escrow. On October 18, 2012, 1,156,078 restricted shares of WMIHC’s common stock were issued under the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) to our outside directors. On August 13, 2013, 686,273 restricted shares of WMIHC’s common stock were issued under the 2012 Plan to our outside directors. On February 10, 2014, 250,000 restricted shares of WMIHC’s common stock were issued under the 2012 Plan to members of our Corporate Strategy and Development Committee and our Chairman, Michael Willingham. On June 4, 2014, 250,894 restricted shares of WMIHC’s common stock were issued under the 2012 Plan to our outside directors. As of June 30, 2014, 202,343,245 shares of WMIHC’s common stock were issued and outstanding. On January 30, 2014, 1,000,000 shares of WMIHC’s preferred stock were issued in conjunction with the KKR Transaction, described in Note 8: Financing Arrangements, and remain outstanding as of June 30, 2014.

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

Due to deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC ceased assuming new mortgage risks from the primary carriers. Consequently, WMMRC’s continuing operations consist solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. Management does not believe any additional adjustments to the carrying values of assets and liabilities which were recorded at fair market value as a result of fresh start accounting as of March 19, 2012 are required as a result of WMMRC’s runoff status. The reinsurance agreements with Triad, PMI and UGRIC were commuted on August 31, 2009, October 2, 2012 and April 3, 2014, respectively.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2014. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Fair Value Option

The Company has recorded a liability related to a loss contract fair market value reserve (the “Reserve”) and applies Financial Accounting Standards Board (“FASB”) Fair Value Option accounting guidance to this liability. The Reserve was initially established in compliance with Accounting Standards Codification (ASC) 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The Company recorded this Reserve to properly value the net economic value of the WMMRC subsidiary. At each reporting date, the Company reassesses the loss contract reserve which may result in a change to this line item in the balance sheet and a corresponding contra-expense which is reflected in the statement of operations. Accordingly, any changes in the loss contract reserve at the balance sheet date are recognized and reported within the loss contract reserve fair market value change in the statement of operations. The Company believes Fair Value Option accounting provides better matching of earnings to potential cash flow generated from the WMMRC operating business.

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

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $1.2 million and $1.4 million as of June 30, 2014 and December 31, 2013, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $4.3 million and $2.4 million as of June 30, 2014 and December 31, 2013, respectively.

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

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserve includes case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company utilizes the findings of an independent consulting actuary. The consulting actuary estimates ultimate loss rates based upon industry data and claims and exposure data provided by the primary mortgage insurance carriers and assumptions of prepayment speed relative to loans reinsured by the Company. The fully developed ultimate loss rates are then applied to cumulative earned premium and reduced for cumulative losses and loss adjustment expenses paid to arrive at the liability for unpaid losses and loss adjustment expenses. Actuarial methods utilized by the consulting actuary to derive the ultimate loss rates include the loss development method, simulated loss development method, Bornhuetter-Ferguson method and simulated Bornhuetter-Ferguson method on a paid and incurred basis. Due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (x) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (y) ceded case reserves and IBNR levels reported by the primary mortgage guaranty carriers as of June 30, 2014 and December 31, 2013, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents. If common share equivalents exist, in periods where there is a net loss, diluted loss per common share would be equal to or less than basic loss per common share, since the effect of including any common share equivalents would be antidilutive.

Equity-Based Compensation

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

New Accounting Pronouncements

In March 2014, the FASB issued Accounting Standards Update (ASU) 2014-06, Technical Corrections and Improvements Related to Glossary Terms — amendments in this update relate to glossary terms and cover a wide range of topics in the codification. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity - amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

Note 3: Insurance Activity

The Company, through WMMRC, reinsures mortgage guaranty risks of mortgage loans originated by affiliates of the Company during the period from 1997 through 2008. WMMRC is (or was) a party to reinsurance agreements with UGRIC, GMIC, MGIC, PMI, Radian, RMIC and Triad. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. The reinsurance agreements with Triad, PMI and UGRIC were commuted on August 31, 2009, October 2, 2012 and April 3, 2014, respectively.

On April 3, 2014, WMMRC, a wholly-owned subsidiary of the Company, and UGRIC entered into a Commutation Agreement and Mutual Release (the “Commutation Agreement”), a copy of which was attached as Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2014. The effectiveness of the Commutation Agreement was conditioned upon obtaining certain consents, approvals and waivers, as described further below. On May 19, 2014, the Commutation Agreement became effective. Pursuant to the Commutation Agreement, WMMRC and UGRIC agreed to the commutation and termination of (i) the trust and trust account (the “Trust Account”) established by that certain trust agreement dated December 31, 1998 between WMMRC, UGRIC and US Bank, National Association, as trustee, pursuant to which WMMRC established a Trust Account for the benefit of UGRIC, in order to secure obligations of WMMRC and (ii) the reinsurance agreements and related arrangements described more specifically in the Commutation Agreement (the “Commutation”).

The Commutation Agreement became effective upon the completion of the following events, all of which have been obtained: (a) the State of Hawaii, Insurance Division approved the Commutation Agreement; (b) the Company entered into a Limited Waiver Agreement with the First Indenture Trustee in order to permit the Commutation under the terms of the First Lien Indenture; (c) the Company entered into a Limited Waiver Agreement with the Second Indenture Trustee in order to permit the Commutation under the terms of the Second Lien Indenture; (d) the Company received a Consent from the agent and requisite lenders under the Financing Agreement in order to permit the Commutation under the Financing Agreement; and (e) WMI Liquidating Trust, the beneficial owner of at least two-thirds in aggregate principal amount of the notes outstanding under the First Lien Indenture and the Second Lien Indenture, and Cede & Co., the registered holder of at least two-thirds in aggregate principal amount of the notes outstanding under the First Lien Indenture and the Second Lien Indenture, consented to both limited waiver agreements.

In accordance with the terms of the Commutation Agreement, UGRIC was paid $17.7 million in cash and WMMRC was paid all remaining cash and assets remaining in the Trust Account, which totaled $65.4 million (the “WMMRC Amount”) from the Commutation.

The WMMRC Amount was deposited into WMMRC’s custodial account. WMMRC requested and received approval from the State of Hawaii, Insurance Division to declare a dividend or distribution of all or a portion of the WMMRC Amount to the Company. The Company deposited such dividend or distribution to the extent constituting Runoff Proceeds (as defined in the Indentures) directly into the Collateral Account (as defined in the Indentures) for distribution to the note holders in accordance with the Indentures. For additional information regarding the restrictions and use of these funds see Note 13: Subsequent Events.

All agreements between WMMRC and the primary mortgage insurers are on an excess of loss basis, except for certain reinsurance treaties with GMIC and Radian during 2007 and 2008, which are reinsured on a 50 percent quota share basis. Pursuant to the excess of loss reinsurance treaties, WMMRC reinsures a second loss layer which ranges from 5 percent to 10 percent of the risk in force in excess of the primary mortgage insurer’s first loss percentage which range from 4 percent to 5 percent. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25 to 40 percent.

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

Premiums assumed and earned are as follows for the periods ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Premiums assumed	$1,673	$3,189	$3,712	$6,563
Change in unearned premiums	40	(1,455)	167	(1,424)

Premiums earned	$1,713	$1,734	$3,879	$5,139

The components of the liability for losses and loss adjustment reserves are as follows as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013
Case-basis reserves	$19,270	$41,159
IBNR reserves	120	713
Premium deficiency reserves	4,272	2,442

Total losses and loss adjustment reserves	$23,662	$44,314

Losses and loss adjustment reserve activity are as follows for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively:

	June 30, 2014	December 31, 2013
Balance at beginning of period	$44,314	$82,524
Incurred - prior periods	3,989	(6,159)
Paid or terminated - prior periods	(24,641)	(32,051)

Total losses and loss adjustment reserves	$23,662	$44,314

The loss contract fair market reserve balance is analyzed and adjusted quarterly. The balance in the reserve was $16.0 million at June 30, 2014 and $46.3 million at December 31, 2013. The fair market value of this reserve decreased by $30.3 million and $1.0 million during the six months ended June 30, 2014 and June 30, 2013, respectively. The decreases resulted in corresponding decreases in expense of $30.3 million and $1.0 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

Note 4: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at June 30, 2014, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$8,491	$36	$(20)	$8,507
Corporate debt securities	67,432	829	(60)	68,201
Commercial paper	51,481	—	—	51,481
Foreign corporate debt securities	18,790	78	(17)	18,851

Total fixed-maturity securities	146,194	943	(97)	147,040
Less total unrestricted fixed-maturity securities – trading	8,481	252	(14)	8,719
Less total unrestricted fixed-maturity securities – held to maturity	77,825	—	—	77,825

Total fixed-maturity securities held in trust	$59,888	$691	$(83)	$60,496

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of fixed-maturity securities held in trust at December 31, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$15,868	$127	$(163)	$15,832
Corporate debt securities	80,624	1,450	(182)	81,892
Commercial paper	98,929	4	(1)	98,932
Foreign corporate debt securities	22,166	149	(170)	22,145

Total fixed-maturity securities	217,587	1,730	(516)	218,801
Less total unrestricted fixed-maturity securities – trading	7,326	232	(13)	7,545
Less total unrestricted fixed-maturity securities – held to maturity	65,352	—	—	65,352

Total fixed-maturity securities held in trust	$144,909	$1,498	$(503)	$145,904

Amortized cost and estimated fair value of fixed-maturity securities at June 30, 2014 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2014	$70,301	$70,307
2015-2019	75,893	76,733

Total fixed-maturity securities	$146,194	$147,040

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income (loss) for the periods ended June 30, 2014 and 2013, respectively, is summarized as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(429)	$(596)	$(958)	$(1,084)
Investment income on fixed-maturity securities	906	1,779	2,008	3,637
Interest income on cash and equivalents	5	5	7	9
Realized net gain (loss) from sale of investments	389	(121)	416	13
Unrealized (losses) on trading securities held at period end	(434)	(3,775)	(368)	(4,587)

Net investment income (loss)	$437	$(2,708)	$1,105	$(2,012)

The following tables show how the Company’s investments are categorized in accordance with fair value measurement, as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$3,029	$5,478	$—	$8,507
Corporate debt securities	29,957	38,244	—	68,201
Commercial paper	51,481	—	—	51,481
Foreign corporate debt securities	7,796	11,055	—	18,851

Total fixed-maturity securities	92,263	54,777	—	147,040
Money market funds	7,964	—	—	7,964

Total	$100,227	$54,777	$—	$155,004

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$6,299	$9,533	$—	$15,832
Corporate debt securities	11,891	70,001	—	81,892
Commercial paper	98,932	—	—	98,932
Foreign corporate debt securities	7,652	14,493	—	22,145

Total fixed-maturity securities	124,774	94,027	—	218,801
Money market funds	44,863	—	—	44,863

Total	$169,637	$94,027	$—	$263,664

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at the end of the calendar quarter in which the reclassifications occur. During the six months ended June 30, 2014 and the year ended December 31, 2013, $5.4 million and $7.1 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	January 1, 2014 to June 30, 2014		January 1, 2013 to December 31, 2013
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Corporate securities	$—	$4,388	$—	$4,598
Foreign corporate debt securities	—	1,026	—	2,537

Total transfers	$—	$5,414	$—	$7,135

Note 5: Income Taxes

For the six months ended June 30, 2014, the Company recorded net income of approximately $13.9 million. Due to projected tax losses for the year ended December 31, 2014 and the existence of net operating loss carry forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the six months ended June 30, 2014. The Company recorded no income tax expense or benefit for the year ended December 31, 2013 due to tax losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Code that apply to property and casualty insurance companies. WMIHC, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the six months ended June 30, 2014 or the year ended December 31, 2013 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, net operating losses and unrealized gains and losses on investments. As of June 30, 2014 and December 31, 2013, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On March 19, 2012, WMIHC emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gives rise to a NOL for the year ended December 31, 2012. Under Section 382 of the Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2013 is approximately $5.96 billion. At June 30, 2014 there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2029. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

The Company accounts for uncertain tax positions in accordance with the income taxes accounting guidance. The Company has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2008 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended June 30, 2014 and December 31, 2013.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaiian-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIHC entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator. Total amounts incurred under these agreements totaled $809 thousand and $886 thousand for the six months ended June 30, 2014 and 2013, respectively. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 23, 2012, WMIHC and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party makes available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees and, initially, limited use of the Company’s health insurance plan for its employees. The TSA was amended on September 18, 2012 and the term of the agreement was initially extended through June 30, 2013 with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term. The agreement has automatically renewed per its terms and is currently in place through September 30, 2014, subject to additional renewals. Either party may terminate one or more of the services offered upon ten (10) days’ written notice to the other party.

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

As of June 30, 2014, WMIHC had not received any Litigation Proceeds in connection with the foregoing. Given the speculative nature of litigation, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds. The Trust’s Litigation Subcommittee recently disclosed in its Form 10-K for the period ended December 31, 2013 that it has investigated potential claims against various third parties, including breach of contract claims, breach of fiduciary duty claims, professional malpractice claims and business tort and antitrust claims. Based on this investigation, the Litigation Subcommittee has determined not to assert claims against such third parties, other than those which are currently pending and being litigated. As a result of the Trust’s public disclosures on these matters, at this time WMIHC believes it is increasingly unlikely that it will realize any value on account of Litigation Proceeds.

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payments in cash when no cash was available. In connection with interest payments due and payable in respect of the Second Lien Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payments in cash. The aggregate face amount of PIK Notes issued as of June 30, 2014 and December 31, 2013 totals approximately $16.6 million and $13.9 million, respectively. Outstanding amounts under these notes totaled approximately $108.3 million and $105.5 million as of June 30, 2014 and December 31, 2013, respectively. No First Lien Notes principal was paid during the three months ended June 30, 2014, and approximately $36.3 million of First Lien Notes principal was paid during the year ended December 31, 2013. Interest on First Lien Notes paid in cash totaled approximately $4.2 million and $6.7 million during the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, the Collateral Account contained $79.9 million and $0.1 million, respectively, of cash received from WMMRC which were or will be ultimately used for future administrative expenses, interest and principal payments. The disposition of known amounts held or available at June 30, 2014 is more fully described in Note 13: Subsequent Events.

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

As of June 30, 2014 and December 31, 2013, no loans were outstanding under the Financing Agreement. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. Pursuant to the terms and conditions of the Financing Agreement, the commitment of the Lenders to extend credit under the Financing Agreement will terminate no later than March 19, 2015.

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

The Subordinated Notes have not been registered under the Securities Act and may not be sold or transferred in the United States without registration or an applicable exemption from the registration requirements. As of June 30, 2014, no Subordinated Notes were outstanding under the Note Purchase Agreement.

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

Pursuant to the terms and conditions of the Investment Agreement, the Company has sold to KKR Fund 1,000,000 shares of its Series A Convertible Preferred Stock (the “Convertible Preferred Stock”) having the terms, rights, obligations and preferences contained in the Articles of Amendment of the Company dated January 30, 2014 (the “Articles of Amendment”) for a purchase price equal to $11.1 million and has issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of the Company’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”).

The Convertible Preferred Stock has rights substantially similar to those associated with WMIHC’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Convertible Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Convertible Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Convertible Preferred Stock been converted to common stock of WMIHC. The Convertible Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIHC either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC 470 a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the preferred stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and as an increase in additional paid in capital. Further, KKR Fund, as the holder of the Convertible Preferred Stock and the Warrants, has received other rights pursuant to the Investor Rights Agreement as described below.

The Warrants have a five-year term from the date of issuance and are subject to customary structural adjustment provisions for stock splits, combinations, recapitalizations and other similar transactions.

KKR Fund’s rights as a holder of the Convertible Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Holders own 50% of the Convertible Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIHC), the Holders will have the right to appoint one of seven directors to the Board. As of August 8, 2014, the Holders have not exercised this right of appointment.

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

WMIHC issued restricted share grants to members of our Corporate Strategy and Development Committee and our Chairman, Michael Willingham, totaling $0.6 million of aggregate intrinsic value and additionally issued restricted share grants to members of the Board totaling $0.7 million of aggregate intrinsic value during the six months ended June 30, 2014, and to members of the Board totaling $0.7 million of aggregate intrinsic value during the year ended December 31, 2013. The restricted shares vest over a three year period and the resulting unamortized value related to the unvested restricted share grant totals $1.7 million and $0.7 million at June 30, 2014 and December 31, 2013, respectively. The unamortized value of $1.7 million at June 30, 2014, if all are ultimately vested, will be amortized according to the following schedule.

Amortization Schedule (in thousands)
3rd quarter 2014	$207
4th quarter 2014	207
1st quarter 2015	201
2nd quarter 2015	162
3rd quarter 2015	162
4th quarter 2015	162
1st quarter 2016	154
2nd quarter 2016	107
3rd quarter 2016	107
4th quarter 2016	107
1st quarter 2017	88

Total Unamortized value	$1,664

Net stock-based compensation totaled $373 thousand and $92 thousand for the six months ended June 30, 2014 and 2013, respectively. The share grants were issued at the fair market value determined to be the trading price at the close of business on the respective date the grants were approved by the Board.

A summary of WMIHC’s restricted share award activity for the six months ended June 30, 2014 and year ended December 31, 2013 is presented below:

	Number of Restricted Stock Awards Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2013	1,156,078	$0.4761	$550
Restricted stock awards granted during 2013	686,273	1.0200	700
Restricted stock awards released or forfeited during 2013	—	—	—

Outstanding—December 31, 2013	1,842,351	0.6787	1,250
Restricted stock awards granted during 2014	500,894	2.6602	1,332
Restricted stock awards released or forfeited during 2014	—	—	—

Outstanding—June 30, 2014	2,343,245	$1.1023	$2,582

WMIHC has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 1,343,764 on June 30, 2014 and 1,456,987 on December 31, 2013. The shares subject to repurchase at June 30, 2014 will vest according to the following schedule.

Vesting schedule of shares subject to repurchase
2nd quarter 2014	—
3rd quarter 2014	—
4th quarter 2014	—
1st quarter 2015	781,080
2nd quarter 2015	—
3rd quarter 2015	—
4th quarter 2015	—
1st quarter 2016	395,716
2nd quarter 2016	—
3rd quarter 2016	—
4th quarter 2016	—
1st quarter 2017	166,968

Total	1,343,764

WMIHC has the right, but not the obligation, to repurchase any unvested (but issued) shares of common stock at $0.0001 per share upon the termination of service in the case of a director.

A summary of the Company’s restricted shares issued and subject to repurchase as of the six months ended June 30, 2014 and year ended December 31, 2013 is presented below:

Shares subject to repurchase—January 1, 2013	1,156,078
Shares issued subject to vesting during 2013	686,273
Unvested shares repurchased during 2013	—
Shares vested during 2013	(385,364)

Unvested shares—December 31, 2013	1,456,987
Shares issued subject to vesting during 2014	500,894
Unvested shares repurchased during 2014	—
Shares vested during 2014	(614,117)

Unvested shares—June 30, 2014	1,343,764

As of June 30, 2014 and December 31, 2013, 202,343,245 and 201,842,351 shares, respectively, of WMIHC’s common stock were issued and outstanding. As of June 30, 2014, 1,000,000 shares of WMIHC’s preferred stock were issued and outstanding. As of December 31, 2013, no shares of WMIHC’s preferred stock were issued or outstanding. As of June 30, 2014, 61,400,000 Warrants to purchase WMIHC’s common stock were issued and outstanding. No warrants were issued and outstanding at December 31, 2013.

See Note 12: Net Income (Loss) Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of June 30, 2014, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $56.3 million and $145.8 million as of June 30, 2014 and December 31, 2013, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by trust agreements, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable.

Note 12: Net Income (Loss) Per Common Share

Basic net income (loss) per share attributable to common shareholders is computed by dividing net income (loss), excluding net income (loss) allocated to participating securities, by the weighted average number of shares outstanding less the weighted average of unvested restricted shares outstanding.

There were no dilutive effects from any equity instruments for periods presented which did not have net income, therefore diluted net income (loss) per share was the same as basic net income (loss) for periods presented which reflect a net loss.

The following table sets forth the computation of basic net income (loss) per share:

	(in thousands, except per share data)
	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Numerator for basic net income (loss) per share:
Net income (loss)	$17,322	$(2,484)	$13,942	$(6,300)
Preferred deemed dividend	—	—	(9,455)	—
Less: Net income (loss) attributed to participating securities	100	(10)	30	(29)

Net income (loss) attributable to common shareholders, net of income (loss) attributable to participating securities	$17,222	$(2,474)	$4,457	$(6,271)

Denominator for basic net income (loss) per share:
Weighted-average shares outstanding	202,164,035	201,156,078	202,071,761	201,156,078
Weighted-average unvested restricted shares outstanding	(1,164,554)	(770,714)	(1,333,534)	(934,653)

Denominator for basic net income (loss) per share:	200,999,481	200,385,364	200,738,227	200,221,425

Basic net income (loss) per share attributable to common shareholders	$0.09	$(0.01)	$0.02	$(0.03)

Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive potential common shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of warrants for common stock and the potential conversion of preferred shares to common shares. The following are the computations of the dilutive effect, calculated to indicate the impact if we had net income, and the anti-dilutive common stock equivalents excluded from the computations for the periods presented.

	(in thousands, except per share data)
	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Numerator for diluted net income (loss) per share:
Net income (loss)	$17,322	$(2,484)	$13,942	$(6,300)
Preferred deemed dividend	—	—	(9,455)	—
Less: Net income (loss) attributed to participating securities	100	(10)	30	(29)

Net income (loss) attributable to common shareholders, net of income (loss) attributable to participating securities	$17,222	$(2,474)	$4,457	$(6,271)

Denominator for diluted net income (loss) per share:
Weighted-average shares outstanding - basic	200,999,481	200,385,364	200,738,227	200,221,425
Effect of dilutive potential shares	42,587,735	N/A *	35,224,877	N/A *

Denominator for diluted net income (loss) per share:	243,587,216	200,385,364	235,963,104	200,221,425

Diluted net income (loss) per share attributable to common shareholders	$0.07	$(0.01)	$0.02	$(0.03)

*	There were no dilutive effects from any equity instruments for periods presented which did not have net income, therefore diluted net income (loss) per share was the same as basic net income (loss) for periods presented which reflect a net loss.

Note 13: Subsequent Events

At June 30, 2014, WMIHC held $79.8 million in restricted cash which had been received from WMMRC during the quarter ended June 30, 2014. Prior to this transfer the use of these assets was restricted as described in Note 11: Restriction on Distribution of Net Assets from Subsidiary. This cash was transferred to WMIHC as restricted cash upon approval for distribution by the Insurance Commissioner of the State of Hawaii. On July 1, 2014, WMIHC repaid $62.7 million of principal and $679 thousand of interest relating to the Runoff Notes. On July 15, 2014, WMIHC repaid an additional $16.2 million of principal and $257 thousand of interest relating to the Runoff Notes. At July 15, 2014 (the date of the $16.2 million principal payment), the remaining outstanding balance of First Lien Runoff Notes was reduced to $2.9 million, and Second Lien Runoff Notes principal balance totaled $26.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes, included in Item 1 of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the three months and six months ended June 30, 2014 and 2013 and financial condition as of June 30, 2014 and December 31, 2013 (Dollars in thousands, except per share data and as otherwise indicated).

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

The Corporate Strategy and Development Committee of our board of directors (the “CS&D Committee”) meets regularly with Blackstone to discuss and evaluate potential transactions of varying size and across varying industries. During the quarter and year ended June 30, 2014 and December 31, 2013, respectively, the CS&D Committee met formally and informally numerous times and, since Blackstone’s retention, we have contacted more than 100 potential counterparties, including more than 20 potential target companies. As of June 30, 2014, we had not executed definitive documentation relating to any acquisition transaction.

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

Results of Operations for the three months and six months ended June 30, 2014 and 2013

For the three months ended June 30, 2014, we reported net income of $17.3 million, as compared to a net loss of $2.5 million reported for the same period in 2013. During the three months ended June 30, 2013 the Company, and more specifically the investments held at WMMRC decreased in fair market value resulting in net investment losses. These investment losses were primarily a reversal of prior income from increased fair market value comprising a significant portion of the loss for the three months ended June 30, 2013. By comparison, for the three months ended June 30, 2014, net investment income was $437 thousand. Additionally, primarily as a result of the UGRIC commutation described in Note 3: Insurance Activity to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, we had a $30.3 million reduction in our loss contract reserve which was partially offset by a $6.6 million loss on contract termination. For the six months ended June 30, 2014, we reported net income of $13.9 million, as compared to a net loss of $6.3 million reported for the same period in 2013. The primary factor contributing to the variance relates to the UGRIC commutation. The components that gave rise to net income in the three and six months ended June 30, 2014 versus the net loss in the corresponding periods in 2013 are described in the tables below under the Net Income (Loss) section.

The release of loss contract reserves of approximately $30.3 million was primarily the result of the UGRIC commutation (a one-time transaction), and yielded an expense reduction of the same amount. Such $30.3 million expense reduction was offset by a loss on contract termination of $6.6 million from the UGRIC commutation. The net impact of the UGRIC commutation resulted in $23.7 million of net income during the three months ended June 30, 2014. Because the UGRIC commutation was a one-time event, the Company does not anticipate similar levels of net income will be realized in future quarters solely from currently existing operations.

The total revenue for the three months ended June 30, 2014 was $2.2 million, compared to negative revenue (loss) of $1.0 million for the same period in 2013. The total revenue for the six months ended June 30, 2014 was $5.0 million, compared to total revenue of $3.1 million for the same period in 2013. The increase in revenue is largely attributable to investment income in the current period versus losses incurred in 2013. WMMRC is operating in runoff mode and consequently, we anticipate premiums earned revenue to continue to decrease. No new business is being undertaken and the revenues are expected to continue to decrease.

Underwriting expenses or recoveries (defined as losses and loss adjustment expenses and ceding commission expenses) increased by $6.9 million to $3.0 million for the three months ended June 30, 2014 compared to a net benefit of $3.9 million for the three months ended June 30, 2013. Underwriting expenses increased by $4.9 million resulting in a net expense of $4.3 million for the six months ending June 30, 2014 compared to a $0.6 million benefit for the six months ending June 30, 2013. This was significantly impacted by the $1.8 million increase in the Premium Deficiency Reserve in 2014 versus a reduction of $4.4 million in the six months ended June 30, 2013. As more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (a) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (b) ceded case reserves and incurred but not recorded (“IBNR”) loss levels reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of June 30, 2014, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $16.0 million. The fair market value of this reserve was $46.3 million at December 31, 2013. The decrease in the loss contract fair market value reserve during the period from December 31, 2013 through June 30, 2014 totaled $30.3 million and resulted primarily from the UGRIC commutation and caused a corresponding decrease in expense of the same amount. The decrease in the loss contract fair market value reserve during the period from December 31, 2012 through June 30, 2013 totaled $1.0 million and resulted in a corresponding decrease in expense of the same amount. The loss contract fair market value reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization (described in Note 1: The Company and its Subsidiaries to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q).

The decrease in expenses relating to the change in value of the loss contract fair market value reserve for the three months ended June 30, 2014 was $30.3 million, compared to a decrease in expense of $0.0 million for the same period in 2013.

For the three months ended June 30, 2014, our investment portfolio reported net investment income of $437 thousand as compared to net investment loss of $2.7 million for the same period in 2013. For the six months ended June 30, 2014, our investment portfolio reported net investment income of $1.1 million as compared to a net investment loss of $2.0 million for the same period in 2013. The components of the investment income (loss) are more fully described below in the Net Investment Income (Loss) section.

General and Administrative Expenses

For the three months ended June 30, 2014, our general and administrative expenses totaled $2.0 million, compared to general and administrative expenses totaling $1.6 million for the same period in 2013. For the six months ended June 30, 2014, our general and administrative expenses totaled $3.5 million, an increase from general and administrative expenses totaling $3.0 million for the same period in 2013. The primary increase relates to administrative costs resulting from the KKR transaction and other transaction related costs.

Interest Expense

For the three months ended June 30, 2014, we incurred $3.5 million of interest expense which is payable on the Runoff Notes described below in this Item 2 under “Notes Payable.” This compares to $3.8 million of interest expense which was incurred during the same period in 2013, due to the fact that the Runoff Notes balances have been reduced by a net amount of $8.2 million when comparing the balance as of June 30, 2014 to 2013, respectively. Because sufficient Runoff Proceeds have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment. For the three months ended June 30, 2014, $0.8 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $2.7 million of interest was paid in cash. Accrued interest expense remained materially unchanged yielding net interest expense of $3.5 million for the three months ended June 30, 2014. For the three months ended June 30, 2013, $0.7 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $3.0 million of interest was paid in cash. Accrued interest decreased by $0.2 million during the three months ended June 30, 2013 from $1.5 million at March 31, 2013 to $1.3 million as of June 30, 2013.

For the six months ended June 30, 2014, we incurred $7.0 million of interest expense which is payable on the Runoff Notes. This compares to $8.0 million of interest expense which was incurred during the same period in 2013. This reduction is a direct result of the reduction of the outstanding principal balance of the Runoff Notes. For the six months ended June 30, 2014, $2.8 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $4.2 million of interest was paid in cash. Accrued interest expense remained materially unchanged yielding net interest expense of $7.0 million for the six months ended June 30, 2014. For the six months ended June 30, 2013, $1.5 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $6.7 million of interest was paid in cash. Accrued interest decreased by $0.2 million during the six months ended June 30, 2013 from $1.5 million at December 31, 2012 to $1.3 million as of June 30, 2013.

Net Income (Loss)

Net income for the three months ended June 30, 2014 totaled $17.3 million compared to a net loss of $2.5 million for the same period in 2013. The primary factors impacting the change in net loss for the periods are summarized in the table below.

June 30, 2014 versus June 30, 2013 Summary of Change in Net Income (Loss) (in thousands)

	Three months ended
	June 30, 2014	June 30, 2013	% Change	$ Change
Net revenues	$2,150	$(974)	320.74%	$3,124
Underwriting expenses	3,035	(3,872)	-178.38%	(6,907)
General and administrative expenses	2,016	1,614	-24.91%	(402)
Loss contract fair market value reserve change	(30,287)	—	N/A	30,287
Loss from contract termination	6,563	—	N/A	(6,563)
Interest expense	3,501	3,768	7.09%	267

Net income (loss)	$17,322	$(2,484)	797.34%	$19,806

Net income for the six months ended June 30, 2014 totaled $13.9 million compared to a net loss of $6.3 million for the same period in 2013. The primary factors impacting the change in net loss for the periods are summarized in the table below.

	Six months ended
	June 30, 2014	June 30, 2013	% Change	$ Change
Net revenues	$4,984	$3,127	59.39%	$1,857
Underwriting expenses	4,352	(594)	-832.66%	(4,946)
General and administrative expenses	3,463	3,034	-14.14%	(429)
Loss contract fair market value reserve change	(30,287)	(987)	2,968.59%	29,300
Loss from contract termination	6,563	—	N/A	(6,563)
Interest expense	6,951	7,974	12.83%	1,023

Net income (loss)	$13,942	$(6,300)	321.30%	$20,242

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

Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Premiums assumed	$1,673	$3,189	$3,712	$6,563
Change in unearned premiums	40	(1,455)	167	(1,424)

Premiums earned	$1,713	$1,734	$3,879	$5,139

For the three months ended June 30, 2014, premiums earned totaled $1.7 million, not materially changed when compared to premiums earned of $1.7 million for the same period in 2013. For the six months ended June 30, 2014, premiums earned totaled $3.9 million, a decrease of $1.2 million when compared to premiums earned of $5.1 million for the same period in 2013. The primary factor contributing to such decreased premiums relates to WMMRC operating in runoff mode. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the periods ended June 30, 2014 and 2013, respectively, are provided in the following table:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Losses (benefits) incurred	$2,885	$(4,214)	$3,989	$(1,300)

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

For the three months ended June 30, 2014 and 2013, the loss or benefit ratios for our business were 168 percent and -243 percent, respectively. For the six months ended June 30, 2014 and 2013, the loss or benefit ratios for our business were 103 percent and -25 percent, respectively. The loss or benefit ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. As a result of improvements in economic conditions generally, and the real estate market particularly, incurred losses have been less than previously projected which, in turn, has yielded the improvement in losses (benefits) incurred described above. In addition, loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Over the course of 2013, a majority of WMMRC’s reinsurance arrangements for the 2005 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013
Case-basis reserves	$19,270	$41,159
IBNR reserves	120	713
Premium deficiency reserves	4,272	2,442

Total	$23,662	$44,314

Losses and loss adjustment reserve activity are as follows for the periods ended June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013
Balance at January 1	$44,314	$82,524
Incurred—prior periods	3,989	(6,159)
Paid—prior periods	(24,641)	(32,051)

Total	$23,662	$44,314

Net Investment Income (Loss)

A summary of our net investment income (loss) for the three and six months ended June 30, 2014 and 2013, respectively, is as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(429)	$(596)	$(958)	$(1,084)
Investment income on fixed-maturity securities	906	1,779	2,008	3,637
Interest income on cash and equivalents	5	5	7	9
Realized net gain (loss) from sale of investment	389	(121)	416	13
Unrealized (losses) on trading securities held at period end	(434)	(3,775)	(368)	(4,587)

Net investment income (loss)	$437	$(2,708)	$1,105	$(2,012)

Federal Income Taxes

The Company has no current tax liability due as a result of its tax loss position for periods ended June 30, 2014 and 2013 and December 31, 2013. More detailed information regarding the Company’s tax position including net operating loss carry forwards is provided in Note 6: Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2013 and on Note 5: Income Taxes to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code that apply to property and casualty insurance companies. The Company, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the periods ended June 30, 2014 and December 31, 2013 associated with the Company’s tax liability from the current or preceding periods.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments. As of June 30, 2014 and December 31, 2013, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We hold investments at both WMIHC and WMMRC and the two portfolios consist entirely of fixed income instruments, including commercial paper and overnight money market funds totaling $155.0 million as of June 30, 2014. In addition, the Company held $79.9 million and $0.1 million restricted cash at June 30, 2014 and December 31, 2013, respectively. The value of the consolidated Company’s total cash and investments decreased during the six months ended June 30, 2014. Cash and investments, which excludes restricted cash of $79.9 million and $0.1 million at June 30, 2014 and December 31, 2013, respectively, totaled $155.5 million and $263.9 million at June 30, 2014 and December 31, 2013, respectively. The primary factor in this decrease in investments was the result of the commutation of the UGRIC portfolio as more fully described in Note 3: Insurance Activity to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q and from loan losses paid from the funds held in trust for this purpose by WMMRC.

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

During the six months ended June 30, 2014 and the year ended December 31, 2013, $5.4 million and $7.1 million, respectively, of corporate securities that mature within 12 months were transferred from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, for additional information regarding our investment securities.

WMIHC

On the Effective Date, WMIHC received $75.0 million of cash as contemplated by WMIHC’s Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, as modified (the “Plan”). We invested $74.0 million in agency discount notes, corporate obligations and overnight money market funds. These investment securities are primarily short term and we currently intend to hold all investments to maturity and reinvest the proceeds of the matured or called securities in similar investment securities. We reassess management intent on investment horizons on a quarterly basis. The portfolio may be reclassified if management determines that securities are likely to be sold before their respective maturities. WMIHC’s investment portfolio is recorded at amortized cost. At June 30, 2014 and December 31, 2013, the portfolio was valued at $78.5 million and $73.8 million, respectively. At June 30, 2014, approximately 93 percent of the portfolio consists of securities that will mature within the next 12 months and 100 percent of the securities will mature within the next 18 months.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. At June 30, 2014, approximately 88% of WMMRC’s investment portfolio was held in four trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, including funds in overnight money market instruments, was valued at approximately $76.6 million and $189.9 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, approximately 33 percent of the portfolio consists of securities that will mature within the next 12 months the remainder of the securities will mature between one and five years from June 30, 2014.

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

WMMRC has net assets totaling $56.3 million and $145.8 million as of June 30, 2014 and December 31, 2013, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by the trust arrangements referenced earlier in this report, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Capital Structure and Management

WMIHC’s capital structure consists of shareholders’ equity and $108.3 million of term debt as of June 30, 2014 represented by the Runoff Notes and governed by the terms of the Indentures.

Our term debt of $130.0 million was issued on the Effective Date. This has subsequently decreased by a net amount of $21.7 million as a result of principal payments totaling $38.3 million net of PIK Notes which have been issued totaling $16.6 million. On the Effective Date, all shares of common and preferred equity securities previously issued by WMIHC’s predecessor, Washington Mutual, Inc., were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of June 30, 2014, 202,343,245 shares of WMIHC’s common stock were issued and outstanding; and 1,000,000 shares of its preferred stock were issued or outstanding. As more fully described in Note 13: Subsequent Events to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, Runoff Notes were reduced by $62.7 million on July 1, 2014 and an additional $16.2 million on July 15, 2014.

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

While WMIHC is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of June 30, 2014, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Financing Agreement and the Indentures impose restrictions on WMMRC’s business activities. During the six months ended June 30, 2014, WMMRC paid $84.0 million in dividends to its parent.

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

As of June 30, 2014 and December 31, 2013, no loans were outstanding under the Financing Agreement. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. Pursuant to the terms and conditions of the Financing Agreement, the commitment of the Lenders to extend credit under the Financing Agreement will terminate no later than March 19, 2015.

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. In connection with interest payments due and payable in respect of the Second Lien Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. The aggregate face amount of PIK Notes issued as of June 30, 2014 and December 31, 2013 totals approximately $16.6 million and $13.9 million, respectively. Outstanding amounts under these notes totaled approximately $108.3 million and $105.5 million as of June 30, 2014 and December 31, 2013, respectively. No First Lien Notes principal was paid during the six months ended June 30, 2014 and approximately $36.3 million of First Lien Notes principal was paid during the year ended December 31, 2013. Interest on First Lien Notes paid in cash totaled approximately $4.2 million and $6.7 million during the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, the Collateral Account contained $79.9 million and $0.1 million, respectively, of cash received from WMMRC which were or will be ultimately used for future administrative expenses, interest and principal payments. As more fully described in Note 13: Subsequent Events to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, Runoff Notes were reduced by $62.7 million on July 1, 2014, and an additional $16.2 million on July 15, 2014 from the funds held in the Collateral Account at June 30, 2014.

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

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $809 thousand and $886 thousand for the three months ended June 30, 2014 and 2013, respectively. The expense and related income eliminate on consolidation.

On March 23, 2012, WMIHC and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party will make available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees. The TSA was amended on September 18, 2012 and the term of the agreement was initially extended through June 30, 2013, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term. The agreement has automatically renewed per its terms and is currently in place through September 30, 2014, subject to additional renewals. Either party may terminate one or more of the services offered upon 10 days’ written notice to the other party.

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

As of June 30, 2014, WMIHC had not received any Litigation Proceeds in connection with the foregoing. Given the speculative nature of litigation, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds. The Trust’s Litigation Subcommittee recently disclosed in its Form 10-K for the period ended December 31, 2013 that it has investigated potential claims against various third parties, including breach of contract claims, breach of fiduciary duty claims, professional malpractice claims and business tort and antitrust claims. Based on this investigation, the Litigation Subcommittee has determined not to assert claims against such third parties, other than those which are currently pending and being litigated. As a result of the Trust’s public disclosures on these matters, at this time WMIHC believes it is increasingly unlikely that it will realize any value on account of Litigation Proceeds.

As a result of the reorganization an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated at each reporting date for changes to its value. As of June 30, 2014, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $16.0 million. The fair market value of this reserve was $46.3 million at December 31, 2013. The reduction in the loss contract fair market value reserve during the period from December 31, 2013 through June 30, 2014 resulted in a corresponding decrease in expense of the same amount. During the six months ended June 30, 2013 the value of the loss contract fair market value reserve was decreased by $1.0 million resulting in a corresponding decrease in expense of the same amount. The fair market value of this reserve will ultimately be reduced to $0.0, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see Note 2: Significant Accounting Policies in Item 1 of this Quarterly Report on Form 10-Q.

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

Our management has evaluated, under the supervision and with the participation of our Interim Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of June 30, 2014. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2014, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of June 30, 2014, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 1A.	Risk Factors.

Due to the increased number of holders of our Runoff Notes, any future actions, including, but not limited to, commutations, that require the consent of the holders of our Runoff Notes are likely to be more time consuming and expensive, and there can be no assurance that the requisite consent will be obtained.

In connection with, and as a condition to, the completion of the transactions contemplated by the Commutation Agreement, we obtained the consent of the Trust, at the time the beneficial owner of at least two-thirds in aggregate principal amount of the notes outstanding under the First Lien Indenture and the Second Lien Indenture, to certain limited waiver agreements. On May 1, 2014, the Trust distributed the Runoff Notes held by the Trust to certain beneficiaries. A majority of these Runoff Notes were distributed to individual beneficiary brokerage accounts, and certain of the Runoff Notes were certificated and sent to other holders. Consequently, due to the increased number of holders, any future actions, including, but not limited to, commutations, that require the consent of the holders of our Runoff Notes are likely to be more time consuming and expensive, and there can be no assurance that the requisite consent will be obtained.

In addition to the above and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Except as set forth above, there have been no material changes in our risk factors from those disclosed in such Annual Report.

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

WMI HOLDINGS CORP.
(Registrant)

Dated: August 8, 2014	By:	/s/ Charles Edward Smith
	Name:	Charles Edward Smith
	Title:	Interim Chief Executive Officer

Dated: August 8, 2014	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer