Form 10-Q
period 2014-09-30
WMI HOLDINGS CORP.
filed 2014-11-07
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	202,343,245
(Class)	(Outstanding at November 5, 2014)

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Some of these risks are identified and discussed under Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

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

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$55,710	$145,904
Cash equivalents held in trust	10,444	33,093
Total investments held in trust	66,154	178,997
Cash and cash equivalents	6,345	11,986
Fixed-maturity securities, at fair value	81,306	72,897
Restricted cash	44	115
Accrued investment income	731	1,110
Deferred offering costs	13,237	1,071
Other assets	990	1,462
Total assets	$168,807	$267,638
LIABILITIES and SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$30,330	$105,502
Notes payable - interest	329	1,143
Losses and loss adjustment reserves	22,166	44,314
Losses payable	642	2,517
Unearned premiums	1,156	1,394
Accrued ceding commissions	48	102
Loss contract fair market value reserve	16,032	46,319
Other liabilities	508	1,218
Total liabilities	71,211	202,509
Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock, $0.00001 par value; 5,000,000 authorized; 1,000,000 and zero shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.00001 par value; 500,000,000 authorized; 202,343,245 and 201,842,351 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	106,421	77,142
Accumulated (deficit)	(8,827)	(12,015)
Total shareholders’ equity	97,596	65,129
Total liabilities and shareholders’ equity	$168,807	$267,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts and share data)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended September 30,	ended September 30,	ended September 30,	ended September 30,
	2014	2013	2014	2013
Revenues:
Premiums earned	$1,635	$2,933	$5,514	$8,072
Net investment income (loss)	86	790	1,191	(1,222)
Total revenues	1,721	3,723	6,705	6,850
Expenses:
Losses and loss adjustment expense (benefit)	542	(618)	4,531	(1,918)
Ceding commission expense	144	321	507	1,027
General and administrative expense	1,287	1,332	4,750	4,366
Loss contract reserve fair market value change	-	-	(30,287)	(987)
Loss from contract termination	-	-	6,563	-
Interest expense	1,047	3,566	7,998	11,540
Total expenses	3,020	4,601	(5,938)	14,028
(Loss) income before federal income taxes	(1,299)	(878)	12,643	(7,178)
Income tax expense (benefit)	-	-	-	-
Net (loss) income	(1,299)	(878)	12,643	(7,178)
Preferred deemed dividend	-	-	(9,455)	-
Net (loss) income attributable to common shareholders	$(1,299)	$(878)	$3,188	$(7,178)
Basic net (loss) income per share attributable to common shareholders	$(0.01)	$(0.00)	$0.02	$(0.04)
Shares used in computing basic net (loss) income per share	200,999,481	200,385,364	200,826,268	200,276,671
Diluted net (loss) income per share attributable to common shareholders	$(0.01)	$(0.00)	$0.01	$(0.04)
Shares used in computing diluted net (loss) income per share	200,999,481	200,385,364	237,872,256	200,276,671

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated earnings (deficit)	Total shareholders’ equity
Balance at January 1, 2013	201,156,078	$2	—	—	$76,741	$(12,353)	$64,390
Net income from January 1, 2013 to December 31, 2013	—	—	—	—	—	338	338
Issuance of common stock under restricted share compensation arrangement	686,273	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	401	—	401
Balance at December 31, 2013	201,842,351	2	—	—	77,142	(12,015)	65,129
Net income from January 1, 2014 to September 30, 2014	—	—	—	—	—	12,643	12,643
Issuance of preferred stock and warrants to purchase common stock, net of offering costs	—	—	1,000,000	—	19,224	—	19,224
Preferred deemed dividend	—	—	—	—	9,455	(9,455)	—
Issuance of common stock under restricted share compensation arrangement	500,894	—	—	—	—	—	-
Equity-based compensation	—	—	—	—	600	—	600
Balance at September 30, 2014	202,343,245	$2	1,000,000	$—	$106,421	$(8,827)	$97,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months ended	Nine Months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income (loss)	$12,643	$(7,178)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of bond premium or discount	1,350	1,715
Net realized (gain) loss on sale of investments	(435)	754
Unrealized (gain) loss on trading securities	651	4,022
Equity-based compensation expense	600	301
Changes in assets and liabilities:
Accrued investment income	379	249
Other assets	472	349
Change in cash equivalents held in trust	22,649	4,716
Change in restricted cash	71	25,054
Losses and loss adjustment reserves	(22,148)	(24,954)
Losses payable	(1,875)	141
Unearned premiums	(238)	1,281
Accrued ceding commission expense	(54)	(32)
Accrued interest on notes payable	(814)	(369)
Loss contract fair market value reserve	(30,287)	(987)
Other liabilities	(710)	(63)
Total adjustments	(30,389)	12,177
Net cash (used in) provided by operating activities:	(17,746)	4,999
Cash flows from investing activities:
Purchase of investments	(431,113)	(297,475)
Proceeds from sales and maturities of investments	511,332	318,153
Net cash provided by (used in) investing activities:	80,219	20,678
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants to purchase common stock	22,572	—
Fees incurred relating to preferred stock and warrant issuance	(3,348)	—
Deferred offering costs	(12,166)	—
Notes payable – principal repayments	(78,890)	(36,294)
Notes payable – principal issued	3,718	2,203
Net cash provided by (used in) financing activities:	(68,114)	(34,091)
Increase (decrease) in cash and cash equivalents	(5,641)	(8,414)
Cash and cash equivalents, beginning of period	11,986	16,761
Cash and cash equivalents, end of period	$6,345	$8,347
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$5,094	$9,707
Supplementary disclosure of non-cash investing and financing activities:
Notes payable issued in lieu of cash interest payments	$3,718	$2,203
Preferred deemed dividend recorded due to beneficial conversion feature	$9,455	$-

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

In connection with the Plan becoming effective, among other things:

—	approximately $6.5 billion was distributed to parties-in-interest on account of their allowed claims;
—	WMIHC received $75.0 million in cash from certain creditors;
—

WMIHC obtained access to a $125.0 million senior credit facility, approximately $25.0 million of which can be used for working capital and $100.0 million of which can be utilized in addition to the amount available for working capital for certain acquisitions and originations, subject to certain criteria and conditions set forth in the Financing Agreement (see Note 8: Financing Arrangements);

—

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

—

WMIHC issued 200,000,000 shares of common stock, of which 194,670,501 shares were issued to new WMIHC shareholders and 5,329,499 shares of common stock were issued and deposited into a Disputed Equity Escrow (as defined in the Plan); and

—

based on our analysis, we believe WMIHC experienced an ownership change under Section 382 of the Internal Revenue Code (the “Code”). Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a net operating loss (“NOL”) carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2013 was approximately $5.96 billion and at September 30, 2014 we believe that there was no limit under Section 382 of the Code on the use of these NOLs (see Note 5: Income Taxes).

Upon emergence from bankruptcy on March 19, 2012, we had limited operations other than WMMRC’s legacy reinsurance business which is being operated in runoff and has not written any new business since September 26, 2008.

WMIHC is authorized to issue up to 500,000,000 shares of common stock, and up to 5,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. On the Effective Date of the Plan and pursuant to its terms, WMIHC issued 200,000,000 shares of common stock, with 194,670,501 shares issued to WMIHC’s new shareholders and 5,329,499 shares issued and deposited into the Disputed Equity Escrow. As of September 30, 2014, 2,921,555 shares of common stock remain on deposit in the Disputed Equity Escrow. As of September 30, 2014, 202,343,245 shares of WMIHC’s common stock were issued and outstanding. On January 30, 2014, 1,000,000 shares of WMIHC’s preferred stock were issued in conjunction with the KKR Transaction, described in Note 8: Financing Arrangements, and remain outstanding as of September 30, 2014.

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

Due to the then deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC ceased assuming new mortgage risks from the primary carriers. Consequently, WMMRC’s continuing operations consist solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. Management does not believe any additional adjustments to the carrying values of assets and liabilities which were recorded at fair market value as a result of fresh start accounting as of March 19, 2012 are required as a result of WMMRC’s runoff status. The reinsurance agreements with Triad, PMI and UGRIC were commuted on August 31, 2009, October 2, 2012 and April 3, 2014, respectively.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for quarterly reporting. Certain information and footnote disclosures normally included in the financial statements and prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures included are adequate. The condensed consolidated balance sheet as of December 31, 2013, included herein, was derived from the audited consolidated financial statements as of that date.

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2014. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Fair Value Option

The Company has recorded a liability related to a loss contract fair market value reserve (the “Reserve”) and applies Financial Accounting Standards Board (“FASB”) Fair Value Option accounting guidance to this liability. The Reserve was initially established in compliance with Accounting Standards Codification (“ASC”) 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The Company recorded this Reserve to properly value the net economic value of the WMMRC subsidiary. At each reporting date, the Company reassesses the loss contract reserve which may result in a change to this line item in the balance sheet and a corresponding contra-expense which is reflected in the statement of operations. Accordingly, any changes in the loss contract reserve at the balance sheet date are recognized and reported within the loss contract reserve fair market value change in the statement of operations. The Company believes Fair Value Option accounting provides better matching of earnings to potential cash flow generated from the WMMRC operating business.

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

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $1.2 million and $1.4 million as of September 30, 2014 and December 31, 2013, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $4.3 million and $2.4 million as of September 30, 2014 and December 31, 2013, respectively.

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

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserve includes case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company utilizes the findings of an independent consulting actuary. The consulting actuary estimates ultimate loss rates based upon industry data and claims and exposure data provided by the primary mortgage insurance carriers and assumptions of prepayment speed relative to loans reinsured by the Company. The fully developed ultimate loss rates are then applied to cumulative earned premium and reduced for cumulative losses and loss adjustment expenses paid to arrive at the liability for unpaid losses and loss adjustment expenses. Actuarial methods utilized by the consulting actuary to derive the ultimate loss rates include the loss development method, simulated loss development method, Bornhuetter-Ferguson method and simulated Bornhuetter-Ferguson method on a paid and incurred basis. Due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (x) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (y) ceded case reserves and IBNR levels reported by the primary mortgage guaranty carriers as of September 30, 2014 and December 31, 2013, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

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

Net (Loss) Income Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents. If common share equivalents exist, in periods where there is a net loss, diluted loss per common share would be equal to or less than basic loss per common share, since the effect of including any common share equivalents would be antidilutive.

Equity-Based Compensation

On May 22, 2012, WMIHC’s board of directors (the “Board”) approved the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) to award restricted stock to its non-employee directors and to have a plan in place for awards to executives and others in connection with the Company’s operations and future strategic plans. A total of 2 million shares of common stock were initially reserved for future issuance under the Plan, which became effective upon the Board approval on May 22, 2012. On February 10, 2014, the Board approved and adopted a First Amendment to the 2012 Plan, pursuant to which the number of shares of WMIHC’s common stock reserved and available for grants under the 2012 Plan was increased from 2 million shares to 3 million shares, and that modified the terms under which the 2012 Plan may be amended to permit such an increase through action of the Board except when shareholder approval is necessary to comply with any applicable law, regulation or rule of any stock exchange on which WMIHC’s shares are listed, quoted or traded. The 2012 Plan provides for the granting of restricted shares and other cash and share based awards. The value of restricted stock is determined using the fair market value of the shares on the issuance date.

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

New Accounting Pronouncements

The Company has reviewed recently issued standards and determined that none have relevance to its current operations or have any material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

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

Premiums assumed and earned are as follows for the periods ended September 30, 2014 and 2013, respectively:

	Three Months	Three Months	Nine Months	Nine Months
	ended September 30,	ended September 30,	ended September 30,	ended September 30,
	2014	2013	2014	2013
Premiums assumed	$1,564	$2,790	$5,276	$9,353
Change in unearned premiums	71	143	238	(1,281)
Premiums earned	$1,635	$2,933	$5,514	$8,072

The components of the liability for losses and loss adjustment reserves are as follows as of September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Case-basis reserves	$17,787	$41,159
IBNR reserves	107	713
Premium deficiency reserves	4,272	2,442
Total losses and loss adjustment reserves	$22,166	$44,314

Losses and loss adjustment reserve activity are as follows for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Balance at beginning of period	$44,314	$82,524
Incurred (released) - prior periods	4,531	(6,159)
Paid - prior periods	(26,679)	(32,051)
Total losses and loss adjustment reserves	$22,166	$44,314

The loss contract fair market reserve balance is analyzed and adjusted quarterly. The balance in the reserve was $16.0 million at September 30, 2014 and $46.3 million at December 31, 2013. The fair market value of this reserve decreased by $30.3 million and $1.0 million during the nine months ended September 30, 2014 and September 30, 2013, respectively. The decreases resulted in corresponding decreases in expense of $30.3 million and $1.0 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Note 4: Investment Securities

The following tables show the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$6,491	$23	$(34)	$6,480
Corporate debt securities	62,232	665	(94)	62,803
Commercial paper	54,997	—	—	54,997
Foreign corporate debt securities	12,734	46	(44)	12,736
Total fixed-maturity securities	136,454	734	(172)	137,016
Less total unrestricted fixed-maturity securities – trading	7,944	207	(18)	8,133
Less total unrestricted fixed-maturity securities – held to maturity	73,173	—	—	73,173
Total fixed-maturity securities held in trust	$55,337	$527	$(154)	$55,710

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$15,868	$127	$(163)	$15,832
Corporate debt securities	80,624	1,450	(182)	81,892
Commercial paper	98,929	4	(1)	98,932
Foreign corporate debt securities	22,166	149	(170)	22,145
Total fixed-maturity securities	217,587	1,730	(516)	218,801
Less total unrestricted fixed-maturity securities – trading	7,326	232	(13)	7,545
Less total unrestricted fixed-maturity securities – held to maturity	65,352	—	—	65,352
Total fixed-maturity securities held in trust	$144,909	$1,498	$(503)	$145,904

Amortized cost and estimated fair value of fixed-maturity securities at September 30, 2014 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2014	$63,371	$63,368
2015-2019	73,083	73,648
Total fixed-maturity securities	$136,454	$137,016

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income (loss) for the periods ended September 30, 2014 and 2013, respectively, is summarized as follows:

	Three Months	Three Months	Nine Months	Nine Months
	ended September 30,	ended September 30,	ended September 30,	ended September 30,
	2014	2013	2014	2013
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(392)	$(631)	$(1,350)	$(1,715)
Investment income on fixed-maturity securities	740	1,621	2,748	5,258
Interest income on cash and equivalents	2	2	9	11
Realized net gain (loss) from sale of investments	19	(767)	435	(754)
Unrealized (losses) gains on trading securities held at period end	(283)	565	(651)	(4,022)
Net investment income (loss)	$86	$790	$1,191	$(1,222)

The following tables show how the Company’s investments are categorized in accordance with fair value measurement, as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$3,021	$3,459	$—	$6,480
Corporate debt securities	30,474	32,329	—	62,803
Commercial paper	54,997	—	—	54,997
Foreign corporate debt securities	1,777	10,959	—	12,736
Total fixed-maturity securities	90,269	46,747	—	137,016
Money market funds	16,517	—	—	16,517
Total	$106,786	$46,747	$—	$153,533

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$6,299	$9,533	$—	$15,832
Corporate debt securities	11,891	70,001	—	81,892
Commercial paper	98,932	—	—	98,932
Foreign corporate debt securities	7,652	14,493	—	22,145
Total fixed-maturity securities	124,774	94,027	—	218,801
Money market funds	44,863	—	—	44,863
Total	$169,637	$94,027	$—	$263,664

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at the end of the calendar quarter in which the reclassifications occur. During the nine months ended September 30, 2014 and the year ended December 31, 2013, $17.0 million and $7.1 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	January 1, 2014 to September 30, 2014		January 1, 2013 to December 31, 2013
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Corporate securities	$—	$15,503	$—	$4,598
Foreign corporate debt securities	—	1,525	—	2,537
Total transfers	$—	$17,028	$—	$7,135

Note 5: Income Taxes

For the nine months ended September 30, 2014, the Company recorded net income of approximately $12.6 million. Due to projected tax losses for the year ended December 31, 2014 and the existence of net operating loss carry forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the nine months ended September 30, 2014. The Company recorded no income tax expense or benefit for the year ended December 31, 2013 due to tax losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Code that apply to property and casualty insurance companies. WMIHC, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the nine months ended September 30, 2014 or the year ended December 31, 2013 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, net operating losses and unrealized gains and losses on investments. As of September 30, 2014 and December 31, 2013, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On March 19, 2012, WMIHC emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gives rise to a NOL for the year ended December 31, 2012. Under Section 382 of the Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2013 is approximately $5.96 billion. At September 30, 2014 there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2029. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

The Company accounts for uncertain tax positions in accordance with the income taxes accounting guidance. The Company has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2008 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended September 30, 2014 and December 31, 2013.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaiian-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIHC entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator. Total amounts incurred under these agreements totaled $1.2 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 23, 2012, WMIHC and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party makes available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and administrative services to support the Company’s operations. The TSA provides the Trust with access to certain of the Company’s employees. The TSA was amended on September 18, 2012 and the term of the agreement was initially extended through June 30, 2013 with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term. The agreement has automatically renewed per its terms and is currently in place through December 31, 2014, subject to additional renewals. Either party may terminate one or more of the services offered upon ten (10) days’ written notice to the other party.

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

In connection with the foregoing, in its Form 10-K for the period ended December 31, 2013, the Trust’s Litigation Subcommittee disclosed that it has investigated potential claims against various third parties, including breach of contract claims, breach of fiduciary duty claims, professional malpractice claims and business tort and antitrust claims.  In such disclosure, the Trust indicated that, based on its investigation, the Litigation Subcommittee had determined not to assert claims against such third parties, other than those which are currently pending and being litigated.  The foregoing notwithstanding, the Company is aware that on or about October 14, 2014, the Trust filed a lawsuit in King County Superior Court in the State of Washington against 16 former directors and officers of WMI (the “WMI D&O Litigation”).  The Trust’s complaint alleges, among other things, that the defendants named therein breached their fiduciary duties to WMI and committed corporate waste and fraud by squandering WMI’s financial resources. This litigation is managed and controlled by the Trust. The Company is not involved in the WMI D&O Litigation and expresses no view with respect to the merits of the claims asserted therein or the likelihood of any recovery.  As of September 30, 2014, WMIHC had not received any Litigation Proceeds in connection with the foregoing and, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds.

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payments in cash when no cash was available. In connection with interest payments due and payable in respect of the Second Lien Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payments in cash. The aggregate face amount of PIK Notes issued as of September 30, 2014 and December 31, 2013 totals approximately $17.6 million and $13.9 million, respectively. Outstanding amounts under these notes totaled approximately $30.3 million and $105.5 million as of September 30, 2014 and December 31, 2013, respectively. Approximately $78.9 million and $36.3 million of First Lien Notes principal was paid during the nine months ended September 30, 2014, and the year ended December 31, 2013, respectively. Interest on First Lien Notes paid in cash totaled approximately $5.1 million and $9.7 million during the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Collateral Account contained $0.04 million and $0.1 million, respectively, of cash received from WMMRC which were or will be ultimately used for future administrative expenses, interest and principal payments.

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

As of September 30, 2014 and December 31, 2013, no loans were outstanding under the Financing Agreement. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. Pursuant to the terms and conditions of the Financing Agreement, the commitment of the Lenders to extend credit under the Financing Agreement will terminate no later than March 19, 2015.

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

The Note Purchase Agreement contains covenants that, among other things, limit WMIHC and WMIHC’s restricted subsidiaries ability to:

—	incur additional indebtedness;
—

(i) pay dividends or make other distributions, (ii) purchase, redeem or retire the capital stock of WMIHC, (iii) pay, purchase or redeem, prior to scheduled maturity, certain subordinated obligations and (iv) make certain restricted investments;

—	incur or suffer to exist liens;
—	allow to exist certain restrictions on the ability of WMIHC’s restricted subsidiaries to pay dividends or make other payments to the Company;

—	designate WMIHC’s subsidiaries as unrestricted subsidiaries;
—	enter into transactions with affiliates;
—	dispose of assets; and
—	consolidate, merge or sell all or substantially all of WMIHC’s assets.

Additionally, the Note Purchase Agreement contains covenants that require WMIHC to:

—	file reports with the SEC within certain time periods;
—	cause certain future restricted subsidiaries to guarantee the Subordinated Notes; and
—

make an offer to purchase Subordinated Notes from holders in the event of certain types of change of control of WMIHC or in certain circumstances related to the sale of WMIHC’s or a restricted subsidiary’s assets.

The covenants are subject to a number of important exceptions, limitations and qualifications set forth in the Note Purchase Agreement.

The Subordinated Notes have not been registered under the Securities Act and may not be sold or transferred in the United States without registration or an applicable exemption from the registration requirements. As of September 30, 2014, no Subordinated Notes were outstanding under the Note Purchase Agreement.

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

KKR Fund’s rights as a holder of the Convertible Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Holders own 50% of the Convertible Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIHC), the Holders will have the right to appoint one of seven directors to the Board. As of November 7, 2014, the Holders have not exercised this right of appointment.

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

—

request the call of a special meeting of the shareholders of WMIHC; seek to make, or make, a shareholder proposal at any meeting of the shareholders of WMIHC; seek the removal of any director from the Board; or make any “solicitation” of “proxies” (as such terms are used in the proxy rules of the SEC) or solicit any written consents of shareholders with respect to any matter;

—

form or join or participate in a “partnership, limited partnership, syndicate or other group” within the meaning of Section 13(d)(3) of the Exchange Act, with respect to any voting securities of WMIHC;

—

make or issue, or cause to be made or issued, any public disclosure, statement or announcement (including filing reports with the SEC) (x) in support of any solicitation described above, or (y) negatively commenting upon WMIHC;

—

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

—

enter into any discussions, negotiations, agreements or undertakings with any person with respect to the foregoing or advise, assist, encourage or seek to persuade others to take any action with respect to the foregoing, except pursuant to mandates granted by WMIHC to raise capital by WMIHC to KKR Capital Markets LLC and its affiliates; or

—	short any of WMIHC’s common stock or acquire any derivative or hedging instrument or contract relating to WMIHC’s common stock.

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

WMIHC issued restricted share grants to members of our Corporate Strategy and Development Committee and our Chairman, Michael Willingham, totaling $0.6 million of aggregate intrinsic value and additionally issued restricted share grants to members of the Board totaling $0.7 million of aggregate intrinsic value during the nine months ended September 30, 2014, and to members of the Board totaling $0.7 million of aggregate intrinsic value during the year ended December 31, 2013. The restricted shares vest over a three year period and the resulting unamortized value related to the unvested restricted share grant totals $1.4 million and $0.7 million at September 30, 2014 and December 31, 2013, respectively.

The unamortized value of $1.4 million at September 30, 2014, if all are ultimately vested, will be amortized according to the following schedule.

Amortization Schedule (in thousands)
4th quarter 2014	$207
1st quarter 2015	201
2nd quarter 2015	162
3rd quarter 2015	162
4th quarter 2015	162
1st quarter 2016	154
2nd quarter 2016	107
3rd quarter 2016	107
4th quarter 2016	107
1st quarter 2017	70
Total unamortized value	$1,439

Net stock-based compensation totaled $600 thousand and $301 thousand for the nine months ended September 30, 2014 and 2013, respectively. The share grants were issued at the fair market value determined to be the trading price at the close of business on the respective date the grants were approved by the Board.

A summary of WMIHC’s restricted share award activity for the nine months ended September 30, 2014 and year ended December 31, 2013 is presented below:

	Number of Restricted Stock Awards Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2013	1,156,078	$0.4761	$550
Restricted stock awards granted during 2013	686,273	1.0200	700
Restricted stock awards released or forfeited during 2013	—	—	—
Outstanding—December 31, 2013	1,842,351	0.6787	1,250
Restricted stock awards granted during 2014	500,894	2.6602	1,332
Restricted stock awards released or forfeited during 2014	—	—	—
Outstanding—September 30, 2014	2,343,245	$1.1023	$2,582

WMIHC has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 1,343,764 on September 30, 2014 and 1,456,987 on December 31, 2013. The shares subject to repurchase at September 30, 2014 will vest according to the following schedule:

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

A summary of the Company’s restricted shares issued and subject to repurchase as of the nine months ended September 30, 2014 and year ended December 31, 2013 is presented below:

Shares subject to repurchase—January 1, 2013	1,156,078
Shares issued subject to vesting during 2013	686,273
Unvested shares repurchased during 2013	—
Shares vested during 2013	(385,364)
Unvested shares—December 31, 2013	1,456,987
Shares issued subject to vesting during 2014	500,894
Unvested shares repurchased during 2014	—
Shares vested during 2014	(614,117)
Unvested shares—September 30, 2014	1,343,764

As of September 30, 2014 and December 31, 2013, 202,343,245 and 201,842,351 shares, respectively, of WMIHC’s common stock were issued and outstanding. As of September 30, 2014, 1,000,000 shares of WMIHC’s preferred stock were issued and outstanding. As of December 31, 2013, no shares of WMIHC’s preferred stock were issued or outstanding. As of September 30, 2014, 61,400,000 Warrants to purchase WMIHC’s common stock were issued and outstanding. No warrants were issued and outstanding at December 31, 2013.

See Note 12: Net (Loss) Income Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of September 30, 2014, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $56.8 million and $145.8 million as of September 30, 2014 and December 31, 2013, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by trust agreements, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable.

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

The following table sets forth the computation of basic net income (loss) per share:

	Three Months	Three Months	Nine Months	Nine Months
	ended September 30,	ended September 30,	ended September 30,	ended September 30,
	2014	2013	2014	2013
Numerator for basic net (loss) income per share:
Net (loss) income	$(1,299)	$(878)	$12,643	$(7,178)
Preferred deemed dividend	—	—	(9,455)	—
Less: Net (loss) income attributed to participating securities	(9)	(4)	21	(36)
Net (loss) income attributable to common shareholders, net of (loss) income attributable to participating securities	$(1,290)	$(874)	$3,167	$(7,142)
Denominator for basic net (loss) income per share:
Weighted-average shares outstanding	202,343,245	201,514,133	202,163,250	201,276,741
Weighted-average unvested restricted shares outstanding	(1,343,764)	(1,128,769)	(1,336,982)	(1,000,070)
Denominator for basic net (loss) income per share:	200,999,481	200,385,364	200,826,268	200,276,671
Basic net (loss) income per share attributable to common shareholders	$(0.01)	$(0.00)	$0.02	$(0.04)

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

	Three Months	Three Months	Nine Months	Nine Months
	ended September 30,	ended September 30,	ended September 30,	ended September 30,
	2014	2013	2014	2013
Numerator for diluted net (loss) income per share:
Net (loss) income	$(1,299)	$(878)	$12,643	$(7,178)
Preferred deemed dividend	—	—	(9,455)	—
Less: Net (loss) income attributed to participating securities	(9)	(4)	21	(36)
Net (loss) income attributable to common shareholders, net of (loss) income attributable to participating securities	$(1,290)	$(874)	$3,167	$(7,142)
Denominator for diluted net (loss) income per share:
Weighted-average shares outstanding	202,343,245	201,514,133	202,163,250	201,276,741
Weighted-average unvested restricted shares outstanding	(1,343,764)	(1,128,769)	(1,336,982)	(1,000,070)
Effect of dilutive potential shares *	—	—	37,045,988	—
Denominator for diluted net (loss) income per share:	200,999,481	200,385,364	237,872,256	200,276,671
Diluted net income (loss) per share attributable to common shareholders	$(0.01)	$(0.00)	$0.01	$(0.04)

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

The following discussion should be read in conjunction with our financial statements and the related notes, included in Item 1 of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the three months and nine months ended September 30, 2014 and 2013 and financial condition as of September 30, 2014 and December 31, 2013 (Dollars in thousands, except per share data and as otherwise indicated).

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

FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this report that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks are identified and discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under Risk Factors in Part I, Item 1A, and in Part II, Item 1A of the Company’s prior Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

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

In connection with, and in addition to the foregoing, we may explore various financing alternatives to fund our external growth strategy, including improving our capital structure, which may include increasing, reducing and/or refinancing debt; pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing shareholders, launching an exchange offer, and pursuing other transactions involving our outstanding securities. There can be no assurance that any transaction will occur or, if so, on what terms.

The Corporate Strategy and Development Committee of our board of directors (the “CS&D Committee”) meets regularly with Blackstone to discuss and evaluate potential transactions of varying size and across varying industries. During the quarter and year ended September 30, 2014 and December 31, 2013, respectively, the CS&D Committee met formally and informally numerous times and, since Blackstone’s retention, we have contacted more than 100 potential counterparties, including more than 20 potential target companies. As of September 30, 2014, we had not executed definitive documentation relating to any acquisition transaction.

On January 31, 2014, WMIHC announced that it had entered into (i) a note purchase agreement, dated as of January 30, 2014 (the “Note Purchase Agreement”), with the guarantors party thereto and KKR Management Holdings L.P. (“KKR Management”), (ii) an investment agreement, dated as of January 30, 2014 (the “Investment Agreement”), with KKR Fund Holdings L.P. (“KKR Fund” and, together with KKR Management, “KKR”) and, for limited purposes, KKR Management and (iii) an investor rights agreement, dated as of January 30, 2014 (the “Investor Rights Agreement”), with KKR Fund (together, the “KKR Transaction”). For further information on the KKR Transaction, see Note 8: Financing Arrangements and Note 9: Capital Stock, to the condensed consolidated financial information in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Beginning in 2006, the U.S. housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. Beginning in 2013, signs of improvement have been evident, and while the macro-economic outlook remains guarded, there are strong indications that the housing market has improved nationally. However, recent reports show housing prices have increased on a year-over-year basis although at a slowing pace, and that housing sales, overall, remain constrained, due in part to restrictive lending standards. Nevertheless, WMMRC’s operating environment remains challenged as much of its results over the next several years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008.

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

WMMRC’s revenues consist primarily of the following:

—	net premiums earned on reinsurance contracts;
—	positive changes to (and corresponding releases from) loss contract reserves; and
—	net investment income and net gains (losses) on WMMRC’s investment portfolio.

WMMRC’s expenses consist primarily of the following:

—	underwriting expenses; and
—	general and administrative expenses.

Results of Operations for the three months and nine months ended September 30, 2014 and 2013

For the three months ended September 30, 2014, we reported a net loss of $1.3 million, as compared to a net loss of $0.9 million reported for the same period in 2013.  This $0.4 million increase in net loss is primarily the result of reduced revenues (due to the termination of the UGRIC contract in connection with the UGRIC commutation which occurred in April) of approximately $2.0 million, increased underwriting expense (resulting from changes in losses incurred and no change in PDR during the three months ended September 30, 2014 compared to a $2.6 million reduction in PDR during the three months ended September 30, 2013) of approximately $1.0 million offset by decreased interest expense of approximately $2.5 million due to the significant reduction of principal relating to our Runoff Notes payable.  There was also a small reduction in our general and administrative expenses during 2014 as compared to 2013.  The components that gave rise to net loss in the three months ended September 30, 2014 and 2013 are summarized in the table below under the Net (Loss) Income section.

For the nine months ended September 30, 2014, we reported net income of $12.6 million, as compared to a net loss of $7.2 million for the same period in 2013. The primary factors contributing to the variance relates to the UGRIC commutation that was consummated during April of 2014 and the investment income (loss) variance (more fully described below) of $2.4 million comparing the nine months ended September 30, 2014 with the nine months ended September 30, 2013. Primarily as a result of the UGRIC commutation described in Note 3: Insurance Activity to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we had a $30.3 million reduction in our loss contract reserve which was partially offset by a $6.6 million loss on contract termination.  Additionally underwriting expense increased (as a result of changes in losses incurred and an increase in PDR of $1.9 million during the nine months ended September 30, 2014 compared to a $7.0 million reduction in PDR during the nine months ended September 30, 2013) approximately $5.9 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2013 the investments held at WMMRC decreased in fair market value resulting in net investment losses of $1.2 million. These investment losses were primarily a reversal of prior income from increased fair market value comprising a significant portion of the loss for the nine months ended September 30, 2013. By comparison, for the nine months ended September 30, 2014, net investment income was $1.2 million. The components that gave rise to net income in the nine months ended September 30, 2014 versus the net loss in the corresponding period in 2013 are summarized in the tables below under the Net (Loss) Income section.

The release of loss contract reserves of approximately $30.3 million in April, 2014 was primarily the result of the UGRIC commutation (a one-time transaction), and yielded an expense reduction of the same amount. Such $30.3 million expense reduction was offset by a loss on contract termination of $6.6 million from the UGRIC commutation. The net impact of the UGRIC commutation resulted in $23.7 million of net income during the nine months ended September 30, 2014. Because the UGRIC commutation was a one-time event, the Company does not anticipate similar levels of net income will be realized in future periods solely from currently existing operations.  There can be no assurance that the Company will have other opportunities to enter into commutation agreements on acceptable terms with the other insurance carriers.

The total revenue for the three months ended September 30, 2014 was $1.7 million, compared to revenue of $3.7 million for the same period in 2013. The total revenue for the nine months ended September 30, 2014 was $6.7 million, compared to total revenue of $6.9 million for the same period in 2013. The decrease in revenue is largely attributable to the UGRIC commutation which occurred in April, 2014 offset by investment income in the current period versus investment losses incurred in 2013. WMMRC is operating in runoff mode and consequently, we anticipate premiums earned revenue to continue to decrease, as no new business is being undertaken.

Underwriting expenses or recoveries (defined as losses and loss adjustment expenses and ceding commission expenses) increased by $1.0 million to $0.7 million for the three months ended September 30, 2014 compared to a net benefit of $0.3 million for the three months ended September 30, 2013. Underwriting expenses increased by $5.9 million resulting in a net expense of $5.0 million for the nine months ending September 30, 2014 compared to a $0.9 million net benefit for the nine months ending September 30, 2013. This was significantly impacted by the $1.8 million increase in the Premium Deficiency Reserve in 2014 versus a reduction of $7.0 million in the nine months ended September 30, 2013. As more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (a) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (b) ceded case reserves and incurred but not recorded (“IBNR”) loss levels reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of September 30, 2014, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $16.0 million. The fair market value of this reserve was $46.3 million at December 31, 2013. The decrease in the loss contract fair market value reserve during the period from December 31, 2013 through September 30, 2014 totaled $30.3 million and resulted primarily from the UGRIC commutation and caused a corresponding decrease in expense of the same amount. The decrease in the loss contract fair market value reserve during the period from December 31, 2012 through September 30, 2013 totaled $1.0 million and resulted in a corresponding decrease in expense of the same amount. The loss contract fair market value reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization (described in Note 1: The Company and its Subsidiaries to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q).

There was no change in the value of the reserve during the three months ended September 30, 2014 and 2013.  Consequently, the related impact on expenses relating to the change in value of the loss contract fair market value reserve for the three months ended September 30, 2014 and 2013 was zero for both periods.

For the three months ended September 30, 2014, our investment portfolio reported net investment income of $0.1 million as compared to net investment income of $0.8 million for the same period in 2013. For the nine months ended September 30, 2014, our investment portfolio reported net investment income of $1.2 million as compared to a net investment loss of $1.2 million for the same period in 2013. The components of the investment income (loss) are more fully described below in the Net Investment Income (Loss) section.

General and Administrative Expenses

For the three months ended September 30, 2014, our general and administrative expenses totaled $1.3 million, compared to general and administrative expenses totaling $1.3 million for the same period in 2013. For the nine months ended September 30, 2014, our general and administrative expenses totaled $4.8 million, an increase from general and administrative expenses totaling $4.4 million for the same period in 2013. The increase relates primarily to administrative costs resulting from the KKR transaction and other transaction related costs.

Interest Expense

For the three months ended September 30, 2014, we incurred 1.0 million of interest expense which is payable on the Runoff Notes described below in this Item 2 under “Notes Payable.” This compares to $3.6 million of interest expense which was incurred during the same period in 2013, primarily due to the fact that the Runoff Notes balances have been reduced by a net amount of $71.9 million when comparing the balance as of September 30, 2014 to September 30, 2013, respectively. Because sufficient Runoff Proceeds have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment. For the three months ended September 30, 2014, $1.0 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $0.9 million of interest was paid in cash. Accrued interest expense decreased by $0.9 million from $1.2 million at June 30, 2014 to $0.3 million at September 30, 2014 yielding net interest expense of $1.0 million for the three months ended September 30, 2014. For the three months ended September 30, 2013, $0.7 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $3.0 million of interest was paid in cash. Accrued interest decreased by $0.1 million during the three months ended September 30, 2013 from $1.2 million at June 30, 2013 to $1.1 million as of September 30, 2013.

For the nine months ended September 30, 2014, we incurred $8.0 million of interest expense which is payable on the Runoff Notes. This compares to $11.5 million of interest expense which was incurred during the same period in 2013. This reduction is a direct result of the reduction of the outstanding principal balance of the Runoff Notes. For the nine months ended September 30, 2014, $3.7 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $5.1 million of interest was paid in cash. Accrued interest expense decreased by $0.8 million during the nine months ending September 30, 2014 yielding net interest expense of $8.0 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, $2.2 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $9.7 million of interest was paid in cash. Accrued interest decreased by $0.4 million during the nine months ended September 30, 2013 from $1.5 million at December 31, 2012 to $1.1 million as of September 30, 2013.

Net (Loss) Income

Net loss for the three months ended September 30, 2014 totaled $1.3 million compared to a net loss of $0.9 million for the same period in 2013. The primary factors impacting the change in net loss for the periods are summarized in the table below.

September 30, 2014 versus September 30, 2013 Summary of Change in Net (Loss) Income (in thousands)

	Three months ended
	September 30, 2014	September 30, 2013
Net revenues	$1,721	$3,723	-53.77%	$(2,002)
Underwriting expenses (net)	686	(297)	-330.98%	(983)
General and administrative expenses	1,287	1,332	3.38%	45
Loss contract fair market value reserve change	-	-	N/A	-
Loss from contract termination	-	-	N/A	-
Interest expense	1,047	3,566	70.64%	2,519
Net (loss) income	$(1,299)	$(878)	-47.95%	$(421)

 Net income for the nine months ended September 30, 2014 totaled $12.6 million compared to a net loss of $7.2 million for the same period in 2013. The primary factors impacting the change in net income (loss) for the periods are summarized in the table below.

	Nine months ended
	September 30, 2014	September 30, 2013
Net revenues	$6,705	$6,850	-2.12%	$(145)
Underwriting expenses (net)	5,038	(891)	-665.43%	(5,929)
General and administrative expenses	4,750	4,366	-8.80%	(384)
Loss contract fair market value reserve change	(30,287)	(987)	2968.59%	29,300.00
Loss from contract termination	6,563	-	N/A	(6,563)
Interest expense	7,998	11,540	30.69%	3,542
Net income (loss)	$12,643	$(7,178)	276.14%	$19,821

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

Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Three Months	Three Months	Nine Months	Nine Months
	ended September 30,	ended September 30,	ended September 30,	ended September 30,
	2014	2013	2014	2013
Premiums assumed	$1,564	$2,790	$5,276	$9,353
Change in unearned premiums	71	143	238	(1,281)
Premiums earned	$1,635	$2,933	$5,514	$8,072

For the three months ended September 30, 2014, premiums earned totaled $1.6 million, a decrease of $1.3 million when compared to premiums earned of $2.9 million for the same period in 2013. For the nine months ended September 30, 2014, premiums earned totaled $5.5 million, a decrease of $2.6 million when compared to premiums earned of $8.1 million for the same period in 2013. The primary factors contributing to such decreased premiums relates to the UGRIC commutation described earlier and WMMRC operating in runoff mode. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the periods ended September 30, 2014 and 2013, respectively, are provided in the following table:

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Losses and loss adjustment expense (benefit)	$542	$(618)	$4,531	$(1,918)

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

For the three months ended September 30, 2014 and 2013, the loss or benefit ratios for our business were 33 percent and -21 percent, respectively. For the nine months ended September 30, 2014 and 2013, the loss or benefit ratios for our business were 82 percent and  -24 percent, respectively. The loss or benefit ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. As a result of improvements in economic conditions generally, and the real estate market particularly, incurred losses have been less than previously projected which, in turn, has yielded the improvement in losses (benefits) incurred described above. In addition, loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Over the course of 2013, a majority of WMMRC’s reinsurance arrangements for the 2005 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Case-basis reserves	$17,787	$41,159
IBNR reserves	107	713
Premium deficiency reserves	4,272	2,442
Total losses and loss adjustment reserves	$22,166	$44,314

Losses and loss adjustment reserve activity are as follows for the periods ended September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Balance at beginning of period	$44,314	$82,524
Incurred (released) - prior periods	4,531	(6,159)
Paid - prior periods	(26,679)	(32,051)
Total losses and loss adjustment reserves	$22,166	$44,314

Net Investment Income (Loss)

A summary of our net investment income (loss) for the three and nine months ended September 30, 2014 and 2013, respectively, is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	ended September 30,	ended September 30,	ended September 30,	ended September 30,
	2014	2013	2014	2013
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(392)	$(631)	$(1,350)	$(1,715)
Investment income on fixed-maturity securities	740	1,621	2,748	5,258
Interest income on cash and equivalents	2	2	9	11
Realized net gain (loss) from sale of investments	19	(767)	435	(754)
Unrealized (losses) gains on trading securities held at period end	(283)	565	(651)	(4,022)
Net investment income (loss)	$86	$790	$1,191	$(1,222)

Federal Income Taxes

The Company has no current tax liability due as a result of its tax loss position for periods ended September 30, 2014 and 2013 and December 31, 2013. More detailed information regarding the Company’s tax position including net operating loss carry forwards is provided in Note 6: Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2013 and in Note 5: Income Taxes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code that apply to property and casualty insurance companies. The Company, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the periods ended September 30, 2014 and December 31, 2013 associated with the Company’s tax liability from the current or preceding periods.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments. As of September 30, 2014 and December 31, 2013, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We hold investments at both WMIHC and WMMRC and the two portfolios consist entirely of fixed income instruments, including commercial paper and overnight money market funds totaling $153.5 million as of September 30, 2014. In addition, the Company held $0.04 million and $0.1 million restricted cash at September 30, 2014 and December 31, 2013, respectively. The value of the consolidated Company’s total cash and investments decreased during the nine months ended September 30, 2014. Cash and investments, which excludes restricted cash of $0.04 million and $0.1 million at September 30, 2014 and December 31, 2013, respectively, totaled $153.8 million and $263.9 million at September 30, 2014 and December 31, 2013, respectively. The primary factor in this decrease in investments was the result of the commutation of the UGRIC portfolio as more fully described in Note 3: Insurance Activity to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q and from loan losses paid from the funds held in trust for this purpose by WMMRC.

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

During the nine months ended September 30, 2014 and the year ended December 31, 2013, $17.0 million and $7.1 million, respectively, of corporate securities that mature within 12 months were transferred from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, for additional information regarding our investment securities.

WMIHC

On the Effective Date, WMIHC received $75.0 million of cash as contemplated by WMIHC’s Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, as modified (the “Plan”). We invested $74.0 million in agency discount notes, corporate obligations and overnight money market funds. These investment securities are primarily short term and we currently intend to hold all investments to maturity and reinvest the proceeds of the matured or called securities in similar investment securities. We reassess management intent on investment horizons on a quarterly basis. The portfolio may be reclassified if management determines that securities are likely to be sold before their respective maturities. WMIHC’s investment portfolio is recorded at amortized cost. At September 30, 2014 and December 31, 2013, the portfolio was valued at $78.1 million and $73.8 million, respectively. At September 30, 2014, approximately 97 percent of the portfolio consisted of securities that will mature within the next 12 months and 100 percent of the securities will mature within the next 15 months.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. At September 30, 2014, approximately 88% of WMMRC’s investment portfolio was held in four trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, including funds in overnight money market instruments, was valued at approximately $75.4 million and $189.9 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, approximately 53 percent of the portfolio consisted of securities that will mature within the next 12 months and the remainder of the securities will mature between one and five years from September 30, 2014.

Liquidity and Capital Resources

General

WMIHC is organized as a holding company with limited operations of its own. With respect to its own operations, WMIHC has limited continuing cash needs, other than with respect to the payment of administrative expenses and interest and principal payments on Runoff Notes described below in this Item 2 under “Notes Payable.” Interest and principal payments on the Runoff Notes are payable solely from Runoff Proceeds (as defined in the Indentures described below in this Item 2 under “Notes Payable”) received by WMIHC from WMMRC from time to time. Except in limited circumstances described in Note 7: Notes Payable to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Runoff Notes are nonrecourse to WMIHC. In addition, all of our significant operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs, but has been operating in runoff mode since the Petition Date. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIHC does not currently expect to pay dividends on our common shares.

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

WMMRC has net assets totaling $56.8 million and $145.8 million as of September 30, 2014 and December 31, 2013, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by the trust arrangements referenced earlier in this report, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Capital Structure and Management

WMIHC’s capital structure consists of shareholders’ equity and $30.3 million of term debt as of September 30, 2014 represented by the Runoff Notes and governed by the terms of the Indentures.

Term debt of $130.0 million represented by the Runoff Notes was issued on the Effective Date. This has subsequently decreased by a net amount of $99.7 million as a result of principal payments totaling $117.3 million net of PIK Notes which have been issued totaling $17.6 million. On the Effective Date, all shares of common and preferred equity securities previously issued by WMIHC’s predecessor, Washington Mutual, Inc., were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of September 30, 2014, 202,343,245 shares of WMIHC’s common stock were issued and outstanding; and 1,000,000 shares of its preferred stock were issued and outstanding.

We believe our existing capital structure is sufficient to sustain our current business operations. The foregoing notwithstanding, the Company may, subject to market conditions, as well as limitations set forth in the documentation governing the Financing Agreement (described below), the Indentures (described below) and the KKR Transaction, determine to incur additional indebtedness or raise additional equity capital in connection with our growth strategy, as noted above. As previously announced, we have retained Blackstone to act as our financial advisors and to assist us in developing an acquisition strategy and we have subsequently entered into a strategic relationship with KKR and closed the KKR Transaction as more fully described in Note 8: Financing Arrangements, and Note 9: Capital Stock, to our condensed consolidated financial statements in Part I, Item 1 of this Annual Report on Form 10-Q.

While WMIHC is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of September 30, 2014, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Financing Agreement and the Indentures impose restrictions on WMMRC’s business activities. During the nine months ended September 30, 2014, WMMRC paid $84.0 million in dividends to its parent.

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

As of September 30, 2014 and December 31, 2013, no loans were outstanding under the Financing Agreement. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. Pursuant to the terms and conditions of the Financing Agreement, the commitment of the Lenders to extend credit under the Financing Agreement will terminate no later than March 19, 2015.

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

—

all or substantially all of the proceeds from the issuance of the Subordinated Notes are used by WMIHC to fund the acquisition of the assets of, or equity interests of, or a business line, unit or division of, any entity that has been approved by the board of directors of WMIHC (the “Board”);

—	no defaults or events of default have occurred under the Note Purchase Agreement; and
—	no violation of certain provisions of the Investor Rights Agreement have occurred.

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

For further information on the KKR Transaction, see Note 8: Financing Arrangements, and Note 9: Capital Stock, to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. In connection with interest payments due and payable in respect of the Second Lien Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. The aggregate face amount of PIK Notes issued as of September 30, 2014 and December 31, 2013 totals approximately $17.6 million and $13.9 million, respectively. Outstanding principal amounts under these notes totaled approximately $30.3 million and $105.5 million as of September 30, 2014 and December 31, 2013, respectively. Approximately $78.9 million and $36.3 million of First Lien Notes principal was paid during the nine months ended September 30, 2014 and during the year ended December 31, 2013, respectively. Interest on First Lien Notes paid in cash totaled approximately $5.1 million and $9.7 million during the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Collateral Account contained $0.04 million and $0.1 million, respectively, of cash received from WMMRC which was or will be ultimately used for future administrative expenses, interest and principal payments.

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

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $1.2 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively. The expense and related income eliminate on consolidation.

On March 23, 2012, WMIHC and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, each party will make available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA provides the Trust with access to certain of the Company’s employees. The TSA was amended on September 18, 2012 and the term of the agreement was initially extended through June 30, 2013, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term. The agreement has automatically renewed per its terms and is currently in place through December 31, 2014, subject to additional renewals. Either party may terminate one or more of the services offered upon 10 days’ written notice to the other party.

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

In connection with the foregoing, in its Form 10-K for the period ended December 31, 2013, the Trust’s Litigation Subcommittee disclosed that it has investigated potential claims against various third parties, including breach of contract claims, breach of fiduciary duty claims, professional malpractice claims and business tort and antitrust claims.  In such disclosure, the Trust indicated that, based on its investigation, the Litigation Subcommittee had determined not to assert claims against such third parties, other than those which are currently pending and being litigated. The foregoing notwithstanding, the Company is aware that on or about October 14, 2014, the Trust filed a lawsuit in King County Superior Court in the State of Washington against 16 former directors and officers of WMI (the “WMI D&O Litigation”).  The Trust’s complaint alleges, among other things, that the defendants named therein breached their fiduciary duties to WMI and committed corporate waste and fraud by squandering WMI’s financial resources.  This litigation is managed and controlled by the Trust.  The Company is not involved in the WMI D&O Litigation and expresses no view with respect to the merits of the claims asserted therein or the likelihood of any recovery.  As of September 30, 2014, WMIHC had not received any Litigation Proceeds in connection with the foregoing and, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds.

As a result of the reorganization an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated at each reporting date for changes to its value. As of September 30, 2014, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $16.0 million. The fair market value of this reserve was $46.3 million at December 31, 2013. The reduction in the loss contract fair market value reserve of $30.3 million during the period from December 31, 2013 through September 30, 2014 resulted in a corresponding decrease in expense of the same amount. During the nine months ended September 30, 2013 the value of the loss contract fair market value reserve was decreased by $1.0 million resulting in a corresponding decrease in expense of the same amount. The fair market value of this reserve will ultimately be reduced to $0.0, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see Note 2: Significant Accounting Policies in Item 1 of this Quarterly Report on Form 10-Q.

As of January 30, 2014, pursuant to the terms and conditions of the Investment Agreement, WMIHC sold to KKR Fund 1,000,000 shares of Convertible Preferred Stock having the terms, rights, obligations and preferences contained in the Articles of Amendment for a purchase price equal to $11.1 million and issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIHC’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”). KKR Fund’s rights as a holder of the Convertible Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Holders own 50% of the Convertible Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIHC), the Holders will have the right to appoint one of seven directors to our Board. Additionally, until January 30, 2017, and subject to certain limitations, the Holders will have the right to purchase up to 50% of any future equity rights offerings or other equity issuance by WMIHC on the same terms as the equity issued to other investors in such transactions, in an aggregate amount of such offerings and issuances by WMIHC of up to $1.0 billion. The Investor Rights Agreement also provides the Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to common stock (and common stock underlying the Convertible Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. Moreover, for as long as the Holders beneficially own any shares of common stock of WMIHC or Convertible Preferred Stock or any of the Warrants, WMIHC has agreed to provide customary Rule 144A information rights, to provide the Holders with regular audited and unaudited financial statements and to allow the Holders or their representatives to inspect WMIHC’s books and records. For further information on the Investment Agreement and the Investor Rights Agreement, see Note 8: Financing Arrangements, and Note 9: Capital Stock, to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are principally exposed to three types of market risk:

—	interest rate risk;
—	credit risk; and
—	liquidity risk.

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management has evaluated, under the supervision and with the participation of our Interim Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of September 30, 2014. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2014, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of September 30, 2014, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and in “Part II-Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. There have been no material changes in our risk factors from those disclosed in such Annual Report and Quarterly Report.

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

WMI HOLDINGS CORP.
(Registrant)
Dated: November 7, 2014	By:	/s/ Charles Edward Smith
	Name:	Charles Edward Smith
	Title:	Interim Chief Executive Officer
Dated: November 7, 2014	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer