Form 10-K
period 2014-12-31
WMI HOLDINGS CORP.
filed 2015-02-27
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($2.83) as reported by OTCQB as of the last business day of the most recently completed second fiscal quarter (June 30, 2014) was $572.6 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 18, 2015, 202,343,245 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2015 Annual Meeting of Shareholders.

WMI HOLDINGS CORP.

2014 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report on Form 10-K that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Some of these risks are identified and discussed under Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

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

As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms “First Lien Notes,” “Second Lien Notes,” “Runoff Notes,” “First Lien Indenture,” “Second Lien Indenture,” and “Indentures” have the meanings set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Notes Payable” in Part II, Item 7 of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

WMI Holdings Corp.

WMI Holdings Corp. (“WMIHC”) is a holding company organized on August 17, 1994 (under the name Washington Mutual, Inc.) and existing under the laws of the State of Washington. WMIHC is the direct parent of WM Mortgage Reinsurance Company, Inc., a Hawaii corporation (“WMMRC”), and WMI Investment Corp., a Delaware corporation (“WMIIC”). On March 19, 2012 (the “Effective Date”), WMIHC emerged from bankruptcy proceedings as the successor to Washington Mutual, Inc. (“WMI”). Upon emergence from bankruptcy, we had limited operations other than WMMRC’s legacy reinsurance business which is being operated in runoff and has not written any new business since September 26, 2008.  We continue to operate WMMRC’s business in runoff mode and we are actively seeking acquisition opportunities across a broad array of industries.

Prior to September 26, 2008 (the “Petition Date”), WMI was a multiple savings and loan holding company that owned Washington Mutual Bank (“WMB”) and, directly or indirectly, several non-banking, non-debtor subsidiaries. On September 25, 2008, the Office of Thrift Supervision, closed WMB, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver for WMB. Immediately after its appointment as receiver, the FDIC sold substantially all the assets of WMB to JPMorgan Chase Bank, N.A., in exchange for payment of $1.88 billion and the assumption of all of WMB’s deposit liabilities.  On the Petition Date, WMI and WMIIC (together, the “Debtors”) each commenced with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) (Case No. 08-12229 (MFW)). On December 12, 2011, the Debtors filed with the Bankruptcy Court the Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Filed Plan”) and a related disclosure statement. The Filed Plan was subsequently modified and, on February 24, 2012, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Filed Plan as modified by such modifications (the “Plan”). On the Effective Date, the Plan became effective and we emerged from bankruptcy as the successor to WMI with a new Board of Directors and certain new officers.

As described more fully in Part II, Item 7 of this Annual Report on Form 10-K, WMIHC continues to develop an acquisition strategy to identify and evaluate strategic opportunities across a broad array of industries for the purpose of facilitating an acquisition by WMIHC of one or more operating businesses. As of December 31, 2014, we had not executed definitive documentation relating to any acquisition and there can be no assurance that any transaction will occur or, if so, on what terms.

On January 5, 2015, WMIHC announced that it had completed an offering (the “Series B Preferred Stock Financing”) of 600,000 shares of its 3.00% Series B Convertible Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”), in the amount of aggregate gross proceeds equal to $600 million, pursuant to a Purchase Agreement with Citigroup Global Markets Inc. and KKR Capital Markets LLC, an affiliate of KKR Fund Holdings L.P. and KKR Management Holdings L.P. (“KKR Management”). The net proceeds from the Series B Preferred Stock Financing in the amount of $598.5 million were deposited into an escrow account and initially invested in United States government securities having a maturity of 180 days or less, in certain money market funds, or cash items.  The net proceeds of the Series B Preferred Stock Financing will be released from escrow to us from time to time in amounts needed to finance our efforts to explore and fund, in whole or in part, acquisitions, whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses.

Pursuant to the Series B Preferred Stock Financing, WMIHC is required to reincorporate in Delaware by July 4, 2015.  The proposal to reincorporate in Delaware will be voted on by our shareholders at our next annual meeting of shareholders. For further information on the Series B Preferred Stock Financing, see Note 15: Subsequent Events, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

WMMRC

WMMRC is a wholly-owned subsidiary of WMIHC and a pure captive insurance company domiciled in the State of Hawaii. WMMRC was incorporated on February 25, 2000, and received a Certificate of Authority, dated March 2, 2000, from the Insurance Commissioner of the State of Hawaii.

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

Due to the then deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008.  As a result, effective September 26, 2008, WMMRC ceased assuming new mortgage risks from the primary carriers. Consequently WMMRC’s continuing operations consisted solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in-force policies and otherwise continues as a licensed insurer. Management does not believe any additional adjustments to the carrying values of assets and liabilities which were recorded at fair market value as a result of fresh start accounting as of March 19, 2012 are required as a result of WMMRC’s runoff status.

The reinsurance agreements with Triad, PMI and UGRIC were commuted (each, a one-time transaction) on August 31, 2009, October 2, 2012 and April 3, 2014, respectively (for additional information on the UGRIC and PMI commutations see Note 4: Insurance Activity, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K). The PMI transaction resulted in a loss from contract termination of $6.2 million during the year ended December 31, 2012. In accordance with the commutation agreement between WMMRC and PMI, the trust assets were distributed in a manner such that PMI received $49.0 million in cash and WMMRC received all remaining trust assets equal to approximately $30.7 million. The UGRIC transaction resulted in a loss from contract termination of $6.6 million during the year ended December 31, 2014. In accordance with the terms of the commutation agreement between WMMRC and UGRIC, the trust assets were distributed in a manner such that UGRIC was paid $17.7 million in cash and WMMRC was paid all remaining cash and assets remaining in the trust account, which totaled $65.4 million from the commutation. The proceeds from the PMI and UGRIC commutations were used to pay principal and interest and fees related to the Runoff Notes to the extent such proceeds were Runoff Proceeds as defined under the Indentures.

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

Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations enacted by the SEC, are resulting in increased compliance costs. In addition, during the bankruptcy, WMI relied on so-called “Modified Exchange Act Reporting” concepts set forth in the SEC Staff’s Legal Bulletin No. 2 (“SLB 2”). WMIHC continues to rely upon SLB 2 and we have filed and will continue to file the Exchange Act periodic reports for all periods that begin after the Effective Date of the Plan. Compliance with different or evolving standards could result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities and could subject WMIHC to sanctions or investigation by regulatory authorities.

Employees

As of December 31, 2014, we employed two full-time employees. We also have retained the services of two individuals on an interim basis to serve as executive officers of WMIHC, and two additional individuals on an interim basis to provide consulting services to the Company with respect to the acquisition strategy. Neither of our employees is covered by a collective-bargaining agreement. We consider our relations with our employees to be good.

On March 21, 2012, the Company entered into an employment agreement with each of its two employees. These are “at will” employment arrangements, subject to the notice requirements set forth in the agreements. The Company has two executive officers, Charles Edward Smith, Interim Chief Executive Officer and Timothy F. Jaeger, Interim Chief Financial Officer, that are independent contractors.  The Company entered into consulting agreements with William C. Gallagher and Thomas L. Fairfield who are anticipated to also be appointed to serve as executive officers and members of the Board of Directors of the Company in the event we consummate a reincorporation in Delaware. The additions to both the Board of Directors and management team will provide us with additional resources and experience to facilitate acquisitions.

Executive Officers of the Registrant

The Company has two executive officers: Charles Edward Smith, its President, Interim Chief Executive Officer, Interim Chief Legal Officer and Secretary and Timothy F. Jaeger, its Interim Chief Financial Officer and Interim Chief Accounting Officer. Mr. Smith provides services to the Company under the Transition Services Agreement, dated March 22, 2012, as amended (the “TSA”), entered into between WMIHC and the WMI Liquidating Trust (the “Trust”), under which Mr. Smith provides chief executive officer and other services to the Company. Mr. Jaeger provides non-exclusive services to the Company under an Engagement Agreement with CXO Consulting Group, LLC, under which Mr. Jaeger acts as Interim Chief Accounting Officer and Interim Chief Financial Officer to the Company. Subject to the terms of the agreements, the executive officers are elected by and serve at the discretion of the Company’s Board of Directors. There are no arrangements or understandings between the executive officers and any other person pursuant to which he was or is to be selected as an officer, other than the designated agreements, which agreements designate the service or positions to be held by the executive officer. Neither of the executive officers is related to one another or to any of our members of the Board of Directors.

Mr. Smith, age 45, has served as President, Interim Chief Executive Officer, Interim Chief Legal Officer and Secretary since the Effective Date. In addition, since the Effective Date, Mr. Smith has served as the Executive Vice President, General Counsel and Secretary of the Trust. During the significant portion of WMI’s Chapter 11 proceedings, Mr. Smith served as the Executive Vice President, General Counsel and Secretary of WMI. Prior to the closure of WMB on September 25, 2008, Mr. Smith was a First Vice President, Assistant General Counsel and Team Lead (Corporate Finance) for WMB, where he supported the Treasury Group and led a team of lawyers who supported the Company’s capital, liquidity, mergers and acquisitions and structured finance activities.

Mr. Jaeger, age 56, has served as Interim Chief Financial Officer since June 25, 2012 and Interim Chief Accounting Officer since May 28, 2012. He is a Certified Public Accountant with over 25 years of accounting experience. Most recently, from December 2006 to March 2012, Mr. Jaeger served as Senior Vice President-Chief Accounting Officer/CFO of Macquarie AirFinance, Ltd., a global aviation lessor providing aircraft and capital to the world’s airlines. From November 2006 to December 2009, Mr. Jaeger was a partner of Tatum Partners, LLC, an executive services and consulting firm in the United States.

Available Information

We file annual, quarterly and other reports, proxy statements and other information with the SEC under the Exchange Act. You may obtain copies of these reports and filing through our corporate website located at www.wmiholdingscorp.com. The information on our corporate website is not incorporated into this report or into any other communication delivered to security holders or furnished to the SEC. You can also inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of its Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec/gov/ where you can obtain our SEC filings.

Upon written request, we will furnish to you without charge a paper copy of our Annual Report on Form 10-K for fiscal year ended December 31, 2014 (including financial statements and schedules, but without exhibits). Copies of exhibits to our Annual Report on Form 10-K, and copies of our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K will be furnished for a payment of a fee of $0.50 per page upon written request directed to Secretary, WMI Holdings Corp., 1201 Third Avenue, Suite 3000, Seattle, WA 98101.

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

Risks Related to WMIHC’s Business

WMIHC and its subsidiaries have limited operations; WMIHC is a holding company, and its only material assets are cash on hand, cash held in trust and its equity interests in its operating subsidiary and its other investments, and WMIHC’s principal source of revenue and cash flow are distributions and certain payments from our wholly-owned subsidiary, WMMRC, which is operating in runoff mode and is subject to restrictions from paying us dividends and investment income from our investment portfolio.

As a holding company, our only material assets are our cash on hand, cash held in trust, the equity interests in our subsidiaries (WMMRC and WMIIC) and other investments. As of December 31, 2014, WMIHC had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode. WMMRC has not written any new business since the Petition Date. As of December 31, 2014, excluding restricted cash and assets held in trust, we had approximately $86.1 million in cash, cash equivalents, and investments, which includes $8.8 million held by our wholly-owned subsidiary, WMMRC; WMIIC holds no assets and generates no revenues. For the foreseeable future, our principal source of revenue and cash flow will be investment income from our investment portfolio, if any, use of cash and cash equivalents, distributions from our operating subsidiary, if any, and certain payments made to us by WMMRC pursuant to the Administrative Services Agreement, dated as of March 19, 2012, between WMIHC and WMMRC (the “Administrative Services Agreement”) and the Investment Management Agreement, dated as of March 19, 2012, between WMIHC and WMMRC (the “Investment Management Agreement”). WMMRC is restricted by the Indentures from making distributions to WMIHC until the Runoff Notes are paid in full and is restricted by insurance law from making distributions to us unless prior approval is obtained from the Insurance Commissioner of the State of Hawaii. Thus, our ability to service our debt, finance acquisitions and pay dividends to our shareholders in the future is dependent on (i) the ability of our operating subsidiary to generate sufficient net income and cash flows to make upstream cash distributions to us, and (ii) our ability to obtain access to the funds held in escrow from the Series B Preferred Stock Financing. Our subsidiaries are and will be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise except for distributions of Runoff Proceeds (as defined in the Indentures) to pay the holders of the Runoff Notes under the Indentures. The ability of our operating subsidiary to distribute cash to us will also be subject to, among other things, restrictions that are contained in our Indentures, availability of sufficient funds and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and shareholders. To the extent the ability of our operating subsidiary to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, otherwise fund and conduct our business or fund dividends, redemptions or repurchases.

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition.

We are a holding company that holds all of the equity interests of WMMRC and WMIIC. In the future we intend to acquire other businesses or make other acquisitions that may involve unknown risks, some of which will be particular to the industry in which the business or acquisition target or targets operate. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt will be subject to the specific risks applicable to any business or company we acquire.

The nature of certain of our assets is volatile and their value may fluctuate or change over short periods of time.

As of December 31, 2014, we had $152.2 million cash and other securities, of which approximately $79.7 million was held directly by WMIHC and approximately $72.5 million was held by WMMRC. Under most circumstances, WMMRC’s cash will not be available for use by WMIHC until the Runoff Notes are paid in full. Investing in securities other than U.S. government instruments will likely result in a higher risk of loss to us, particularly in light of uncertain domestic and global political, credit and financial market conditions. We value these securities for various purposes based on a number of factors, including, without limitation, third-party independent valuations. Because valuations, and particularly valuations of private securities and illiquid securities, are inherently uncertain, such valuations may fluctuate significantly over short periods of time and may differ materially from the values that would have been obtained if an active market existed for these securities.

WMIHC, together with its subsidiaries, may not be able to fully utilize our net operating loss (“NOL”) and other tax carry forwards.

As of December 31, 2012, WMIHC and its subsidiaries had U.S. federal NOLs of approximately $7.54 billion, of which approximately $5.97 billion was allocated to that portion of 2012 after the ownership change described below, that, if unused, will begin to expire in 2031. We believe that, as of December 31, 2014, WMIHC and its subsidiaries had NOLs not subject to limitation under Section 382 (“Section 382”) of the United States Internal Revenue Code of 1986, as amended (the “Code”) of approximately $6.00 billion. Both WMIHC and WMMRC caused 100 percent valuation allowances to be recorded against these deferred tax assets.

On the Effective Date, we believe that WMIHC and its subsidiaries experienced an “ownership change” within the meaning of Sections 382 and 383 of the Code. An ownership change is generally defined as a more than 50 percentage point increase in equity ownership by “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period or since the last ownership change if such prior ownership change occurred within the prior three-year period. As a result of the ownership change on the Effective Date, the limitations on the use of pre-change losses and other carry forward tax attributes in Sections 382 and 383 of the Code apply and WMIHC and its subsidiaries will only be able to utilize a small portion of their NOL carry forwards from the years prior to 2012 and the portion of the NOL for 2012 allocable to the portion of the year prior to March 20, 2012. The utilization of the NOL for 2012 allocable to the portion of the year after the Effective Date and the NOLs from subsequent years should not be affected by the ownership change on the Effective Date.

The ability of WMIHC and its subsidiaries, and any future subsidiary (including a subsidiary acquired in any Acquisition (as defined in the Designation of Rights and Preferences of the 3% Series B Convertible Preferred Stock (the “Certificate of Designation”) creating the Series B Preferred Stock)), to utilize their NOLs and other tax carry forwards to reduce taxable income in future years may be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carry forwards prior to their expiration and/or the Internal Revenue Service (“IRS”) challenges that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of Federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable the Company to use the NOLs before they expire, or that the IRS will not challenge the use of the NOLs. Additionally, the ability of WMIHC and its subsidiaries (and any future subsidiary) to fully use these tax assets could also be adversely affected if the respective companies were deemed to have another “ownership change” within the meaning of Sections 382 and 383 of the Code. Although we have certain transfer restrictions in place under our Amended and Restated Articles of Incorporation, as amended (the “Articles”), our Board of Directors could issue additional shares of stock or permit future conversions or redemptions of our stock, which, depending on their magnitude, could result in ownership changes that would trigger the imposition of additional limitations on the utilization of our NOLs under Sections 382 and 383 of the Code. Accordingly, there can be no assurance that, in the future, WMIHC and/or its subsidiaries (and any future subsidiary) will be able to utilize its NOLs or not experience additional limitations on utilizing the tax benefits of their NOLs and other tax carry forwards. Such limitations could have a material adverse effect on WMIHC and/or its subsidiaries’ results of operations, cash flows or financial condition.

In an attempt to minimize the likelihood of an additional ownership change occurring, our Articles contain transfer restrictions limiting the acquisition (and disposition) of our stock or any other instrument treated as stock for purposes of Section 382 by persons or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 owning (actually or constructively), or who would own as a result of the transaction, 4.75 percent of the total value of our stock (including any other interests treated as stock for purposes of Section 382). Nevertheless, it is possible that we could undergo an additional ownership change, either by events within or outside of the control of our Board of Directors, e.g., indirect changes in the ownership of persons owning 5 percent of our stock. Also, in the event that the Second Lien Notes, are re-characterized as equity, transfers of such notes might be taken into account for purposes of Section 382 of the Code. Moreover, approximately 2.9 million shares of our Common Stock are held in escrow in the Disputed Equity Escrow (as defined in the Bankruptcy Plan). A subsequent release or transfer of the stock potentially could result in an ownership change of WMIHC at that time. In the event of a subsequent ownership change, all or part of the NOLs from 2012 and subsequent years that were previously unlimited could also become subject to an annual limitation.

The IRS could challenge the amount, timing and/or use of our NOL carry forwards.

The amount of our NOL carry forwards has not been audited or otherwise validated by the IRS. Among other things, the IRS could challenge whether an ownership change occurred on the Effective Date, as well as the amount, the timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all of our NOL carry forwards. In addition, calculating whether an ownership change has occurred within the meaning of Section 382 of the Code is subject to inherent uncertainty, both because of the complexity of applying Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our utilizable NOL carry forwards could be changed as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities.

Possible changes in legislation could negatively affect our ability to use the tax benefits associated with our NOL carry forwards.

The rules relating to U.S. federal income taxation are periodically under review by persons involved in the legislative and administrative rulemaking processes, by the IRS and by the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Future revisions in U.S. federal tax laws and interpretations thereof could adversely impact our ability to use some or all of the tax benefits associated with our NOL carry forwards.

If we are unable to identify and/or make acquisitions or there are delays in finding suitable acquisition targets or we make acquisitions that are not successful, WMIHC will likely never achieve sustained profitability, which would adversely affect the value of the Company.

Our ability to successfully execute an acquisition strategy will impact our ability to achieve profitability and grow our business. There can be no assurances that we will be successful in this endeavor. We may need additional capital to complete an acquisition, but there can be no assurances that we will be able to raise sufficient additional capital. WMIHC’s inability to make acquisitions will impair WMIHC’s ability to be profitable. WMIHC may not be able to achieve profitability on a sustained basis. There may be a substantial period of time before we are able to invest and make suitable acquisitions. Delays we encounter in the selection, acquisition and/or development of targets could adversely affect the value of the Company.

WMIHC retained Blackstone Advisory Partners L.P. (“Blackstone”) in July 2012 to work with us to develop our acquisition strategy and to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities. We terminated our engagement with Blackstone on January 6, 2015, and have not engaged a new independent financial advisor.  While we will continue to work with KKR Capital Markets LLC and our existing management and consultants to identify suitable acquisition targets, there can be no assurance that (a) we will be able to identify any such acquisition targets, or (b) we will be able to consummate an acquisition if and when an acquisition target is identified.

Our Board of Directors may change our investment strategy without shareholder approval, which could alter the nature of your investment.

Our Board of Directors continues to develop and review the strategic and investment strategy for the Company and determine what is in the best interest of our shareholders. This strategy may change over time. The methods of implementing our strategy may vary, as trends emerge and new investment opportunities develop. Our strategy, the methods for its implementation, and our other objectives, may be altered by our Board of Directors without the approval of our shareholders. As a result, the nature of your investment could change without your consent.

WMIHC no longer has a senior credit facility available.

WMIHC had a senior secured multi-draw term loan with an aggregate original principal amount not to exceed $125.0 million, subject to certain terms and conditions set forth in the Financing Agreement (the “Financing Agreement”), dated as of March 19, 2012, by and among WMIHC, WMIIC, the lenders party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders.  WMIHC had never drawn on the Financing Agreement. The Financing Agreement was due to terminate in accordance with its terms on March 19, 2015.  In connection with the Series B Preferred Stock Financing, the Financing Agreement was terminated and WMIHC no longer has access to these funds. We may need additional capital and/or debt to complete an acquisition, and there can be no assurance that we will be able to raise sufficient additional capital or obtain sufficient debt financing.

The Subordinated Notes (as defined below) may only be used to fund permitted acquisitions, and the availability of funding under the Note Purchase Agreement, with the guarantors party thereto and KKR Management, is subject to certain conditions and performance by KKR Management, and will terminate following consummation of the Reincorporation.

In connection with the Series B Preferred Stock Financing, the parties to the Note Purchase Agreement executed an amendment to the Note Purchase Agreement that has the effect of terminating the Note Purchase Agreement immediately following the consummation of the Reincorporation, in which case WMIHC will no longer have access to this funding arrangement. We may need additional capital to complete an acquisition, but there can be no assurances that we will be able to raise sufficient additional capital. The amendment to the Note Purchase Agreement also waives any and all defaults, events of default and rights to terminate the Note Purchase Agreement arising as a result of the issuance of Series B Preferred Stock and also permits the performance of, and compliance with, all of the terms of the Series B Preferred Stock. Unless and until the Reincorporation is consummated, the Note Purchase Agreement will remain in effect, subject to its terms as amended by the amendment.

Pursuant to the Note Purchase Agreement, WMIHC may, at its election, issue up to $150 million aggregate principal amount (at issuance) of subordinated 7.50 percent PIK notes (the “Subordinated Notes”) to KKR Management, on one or more occasions until January 30, 2017, subject to certain terms and conditions. WMIHC has not issued any Subordinated Notes.

KKR Management’s obligation to purchase the Subordinated Notes is subject to the satisfaction or waiver of certain conditions, including the absence of defaults and events of defaults under the Note Purchase Agreement, the pro forma solvency of WMIHC and its subsidiaries, compliance with the provisions of the certificate of designation of WMIHC’s convertible stock and compliance with certain sections of the Investor Rights Agreement. If the above conditions are not met by WMIHC or waived by KKR Management, then WMIHC may not have access to adequate funding for the purchase of the desired acquisition.

In the event KKR Management refuses to purchase, or is unable to purchase, such Subordinated Notes, in violation of the Note Purchase Agreement, our legal remedies to enforce our right to require KKR Management to purchase the Subordinated Notes pursuant to the terms of the Note Purchase Agreement may not be adequate to allow us to consummate the desired acquisition.

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

The restrictive covenants in the Note Purchase Agreement are subject to a number of important qualifications, exceptions and limitations, and are subject to amendment.

The restrictive covenants in the Note Purchase Agreement are subject to a number of important qualifications, exceptions and limitations. This means that the restrictions are not absolute prohibitions. WMIHC and its subsidiaries may be able to engage in some of the restricted activities, such as incurring additional debt, paying dividends, making investments, selling assets and entering into mergers or other business combinations, in limited amounts or in certain circumstances, notwithstanding the restrictive covenants. These actions could adversely affect our financial condition and the value of WMIHC. In addition, the restrictive covenants in the Note Purchase Agreement can be amended by a majority of the holders of the Subordinated Notes then outstanding, and any such amendment would bind all holders, including ones that did not vote in favor of the amendment. Any such amendment could delete one or more restrictive covenants or add additional qualifications, exceptions or limitations.  We will continue to be subject to the foregoing restrictive covenants if we do not consummate the Reincorporation.

Changes in disclosure laws or interpretations resulting in higher compliance costs are likely to adversely affect WMIHC’s future consolidated results of operations, financial position and cash flows.

Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations enacted by the SEC, are resulting in increased compliance costs. WMIHC, like all other public companies, is incurring expenses and diverting employees’ time in an effort to comply with such laws. WMIHC is an accelerated reporting company, and has completed the process of documenting and evaluating its systems of internal control. We expect to continue to devote the necessary resources, including internal and external resources, to support WMIHC’s assessment and compliance with its disclosure obligations as these disclosure obligations evolve and change. In addition, during the bankruptcy, WMI adopted so-called “Modified Exchange Act Reporting” under the SLB 2. Upon emergence from bankruptcy, WMIHC continues to rely upon the guidance set forth in SLB 2 and we have filed and will continue to file the Exchange Act periodic reports for all periods that begin after the Effective Date of the Plan. If the SEC determines that WMIHC is not able to follow or rely on Modified Exchange Act Reporting under SLB 2, much more extensive historical disclosure requirements could be imposed on WMIHC which we may not be able to satisfy and which would have a material adverse effect on the Company, including but not limited to, substantial compliance costs and sanctions. Compliance with different or evolving standards will result in increased general and administrative expenses and may cause a significant diversion of our time and attention from revenue-generating activities to compliance activities and could subject WMIHC to sanctions or investigation by regulatory authorities.

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

We have very limited staffing and management resources and we are highly dependent on our interim executive officers, consultants and certain key employees. WMIHC’s Interim Chief Executive Officer, Charles Edward Smith, is an employee of the Trust, and its Interim Chief Financial Officer, Timothy F. Jaeger, is a self-employed consultant engaged by the Company to provide financial reporting services. In addition, in November of 2014, the Company retained two consultants to assist with acquisitions.  As of December 31, 2014, the Company had two employees. However, minimal staffing and any inability of WMIHC to engage new executive officers or key employees in the event its interim executive officers or key employees terminate employment could have a material adverse impact on our operations or delay or curtail the attainment of WMIHC’s objectives.

Business interruptions could limit WMIHC’s ability to operate its business.

WMIHC’s operations, as well as others on which WMIHC depends, are vulnerable to damage or interruption from fire; natural disasters, including earthquakes; computer viruses; human error; power shortages; telecommunication failures; international acts of terror; and similar events. WMIHC’s offices are located in Seattle, Washington and we currently share office space with and obtain certain key services from the Trust pursuant to the TSA. The TSA, as amended extends the term of the agreement through April 30, 2015, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

In connection with, and as a condition to, the completion of the transactions contemplated by the commutation agreement between WMMRC and UGRIC, we obtained the consent of the Trust, at the time the beneficial owner of at least two-thirds in aggregate principal amount of the notes outstanding under the Indentures, to certain limited waiver agreements. On May 1, 2014, the Trust distributed the Runoff Notes held by the Trust to certain beneficiaries, and as a result is no longer the beneficial owner of at least two-thirds in aggregate principal amount of the Runoff Notes. A majority of these Runoff Notes were distributed to individual beneficiary brokerage accounts, and certain of the Runoff Notes were certificated and sent to other holders. Consequently, due to the increased number of holders, any future actions, including, but not limited to, commutations, that require the consent of the holders of our Runoff Notes are likely to be more time consuming and expensive, and there can be no assurance that the requisite consent will be obtained.

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

Our Articles contain significant transfer restrictions in relation to the transfer of our stock (including any other instruments treated as stock for purposes of Section 382). These court-approved transfer restrictions have been adopted in order to minimize the likelihood that we will be deemed to have an “ownership change” within the meaning of Section 382 that could limit our ability to utilize significant NOL carry forwards under and in accordance with regulations promulgated by the IRS. In particular, without the approval of our Board of Directors, (i) no person or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 will be permitted to acquire, whether directly or indirectly, and whether in one transaction or a series of related transactions, any of our stock or any other instrument treated as stock for purposes of Section 382, to the extent that after giving effect to such purported acquisition (a) the purported acquirer or any other person by reason of the purported acquirer’s acquisition would become a Substantial Holder (as defined below), or (b) the percentage stock ownership of a person that, prior to giving effect to the purported acquisition, is already a Substantial Holder would be increased; and (ii) no Substantial Holder may dispose, directly or indirectly, of any class of stock or any other instrument treated as stock for purposes of Section 382. A “Substantial Holder” is a person that owns (as determined for purposes of Section 382) at least 4.75 percent of the total value of our stock, including any instrument treated as stock for purposes of Section 382.

WMIHC’s common stock is currently trading over-the-counter on the OTCQB electronic quotation system without the support of WMIHC and caution is advised.

Our common stock is not currently listed on an exchange or a national market.  Our common stock currently trades over-the-counter on OTC Markets OTCQB electronic quotation system (“OTCQB”) on an unsolicited quote basis, meaning that all prices reflect unsolicited customer orders. Investors are cautioned that no firm is making a market in our stock and investors may have a difficult time selling our stock. We have no control over the trading of our securities on the OTCQB or otherwise, except for the restrictions on transfers contained in our Articles. Although we must use reasonable efforts to list our common stock on a national securities exchange after becoming eligible to do so and upon approval of WMIHC’s Board of Directors, there can be no assurance that we will satisfy eligibility standards for listing or otherwise be able to list our common stock on a timely basis, if at all.

Although WMIHC’s Common Stock is currently quoted on the OTCQB, if we do not meet or comply with the recent rule changes to the OTCQB our shares may be delisted from the OTCQB and would likely be traded on the OTC Pink (aka the Pink Sheets).

Although WMIHC’s common stock is currently quoted on the OTCQB, effective as of May 1, 2014, the OTC Markets Group, Inc. changed its rules for OTCQB eligibility. To be eligible for OTCQB, companies will be required to:

•	meet a minimum bid price test of $0.01. Securities that do not meet the minimum bid price test will be downgraded to OTC Pink;
•	submit an application to OTCQB and pay an application and annual fee; and
•

submit an OTCQB Annual Certification confirming the Company Profile displayed on www.otcmarkets.com is current and complete and providing additional information on officers, directors and controlling shareholders.

Management has not yet determined whether it will submit the required application and pay the associated fees to remain quoted on the OTCQB. In the event we do not submit an application and pay those fees WMIHC’s common stock will likely be downgraded to the OTC Pink, which could adversely affect the market liquidity of WMIHC common stock.

We may be unable to list WMIHC’s common stock on a national securities exchange, which could limit investors’ ability to make transactions in its common stock and subject us to trading restrictions.

Although we will use our reasonable efforts to list our common stock on a national securities exchange after becoming eligible to do so and upon approval of our Board of Directors, there can be no assurance of whether or at what time such listing will occur. In order to list WMIHC’s common stock on a national securities exchange, we will be required to demonstrate compliance with initial listing requirements, including certain financial, distribution and stock price levels. We cannot assure you that we will be able to meet those initial listing requirements.

If we are not able to list WMIHC’s common stock on a national securities exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for WMIHC’s common stock;
•	reduced liquidity for WMIHC’s common stock;
•

a determination that WMIHC’s common stock is a “penny stock” which will require brokers trading in WMIHC’s common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for WMIHC’s common stock;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Anti-takeover provisions in our Articles and Amended and Restated Bylaws (“Bylaws”) and under Washington law could make a third party acquisition of WMIHC difficult.

WMIHC’s Articles and Bylaws currently contain provisions that could make it more difficult for a third party to acquire WMIHC, even if doing so might be deemed beneficial by WMIHC’s shareholders. These provisions could limit the price that investors might be willing to pay in the future for shares of WMIHC’s common stock. WMIHC is also subject to certain provisions of Washington law that could delay, deter or prevent a change in control of WMIHC.

We may need to sell additional shares of WMIHC’s common stock or other securities in the future to meet WMIHC’s capital requirements. In such circumstances, the ownership interests of WMIHC’s shareholders prior to such sale could be substantially diluted.

WMIHC has 500,000,000 shares of common stock authorized for issuance and 5,000,000 shares of preferred stock authorized for issuance. As of February 25, 2015, WMIHC had 202,343,245 shares of its common stock issued and outstanding. The possibility of dilution posed by shares available for future sale could reduce the market price of WMIHC’s common stock and could make it more difficult for WMIHC to raise funds through equity offerings in the future.  In fact, WMIHC has consummated two corporate financing transactions that are, on an as-converted basis, dilutive to shareholders, specifically, effective January 30, 2014, the Company issued 1,000,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), and warrants to purchase 61,400,000 shares of the Company’s common stock.  In connection with the Series B Preferred Stock Financing on January 5, 2015, 600,000 shares of Series B Preferred Stock, were issued effective January 5, 2015.  For more information on the Series B Preferred Stock Financing, see Note 15: Subsequent Events to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Risks Related to the Series B Preferred Stock Financing

We may not have sufficient funds to redeem or repurchase the Series B Preferred Stock or pay dividends.

We are required to redeem the Series B Preferred Stock (if not previously converted) on the third anniversary of January 5, 2015 (the “Issue Date”) in the event we have not consummated a Qualified Acquisition. In addition, we are required to offer to repurchase (if not previously converted) the Series B Preferred Stock upon a Change of Control or Post-Closing Covenant Default (as such terms are defined in the Certificate of Designation creating the Series B Preferred Stock). Furthermore, if and when declared by our Board and until the Series B Preferred Stock is converted, we are required to pay cumulative regular dividends out of funds legally available therefore at an annual rate of 3.00 percent per share of the liquidation preference of $1,000 per share of Series B Preferred Stock. However, we may not have sufficient funds, and we may be unable to obtain additional financing, to make such a redemption, repurchase or pay dividends as required.  This risk is increased by the fact that we (i) have very limited operations, (ii) in the past have not generated significant cash flows, (iii) may use net proceeds that have been deposited into the escrow account in connection with the Series B Preferred Stock Financing to explore and fund, in whole or in part, acquisitions whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses, and (iv) may consummate an acquisition or acquisitions that do not constitute a Qualified Acquisition (and accordingly may use net proceeds that have been deposited into the escrow account), which may make it difficult for us to redeem or repurchase the Series B Preferred Stock as required or pay dividends.

We cannot consummate the Reincorporation without shareholder approval.

We are required to reincorporate as a Delaware corporation within 180 days after the Issue Date. If we do not consummate the Reincorporation for any reason within this time period, including because we do not obtain the requisite shareholder approval, we will be required to offer to repurchase the Series B Preferred Stock and we may not have sufficient funds to do so.  Also, if we are unable to reincorporate in Delaware, we will remain a Washington corporation and shareholders will not receive many of the anticipated benefits typically associated with being a Delaware corporation, including greater efficiency, predictability and flexibility with respect to our legal affairs; access to Delaware’s specialized courts for corporate law; an increase to our competitiveness in attracting talented and experienced directors and officers; an increase to our ability to raise capital; and the opportunity to reduce legal fees and administrative burdens.  In addition, if we do not consummate the Reincorporation, the size of our Board of Directors will remain at seven and the new KKR designees will not join our Board of Directors and the holders of the Series B Preferred Stock will not be able to elect two additional directors upon certain payment failures by us.

Additionally, prior to consummating the Reincorporation, we will not have a number of authorized shares of our Common Stock sufficient to effect a mandatory conversion upon the occurrence of a Qualified Acquisition and may not have a number of authorized shares of our Common Stock sufficient to effect a mandatory conversion upon the occurrence of any Acquisition.  Therefore, if a Qualified Acquisition is consummated prior to the Reincorporation, we will be able to convert only a portion of the outstanding shares of the Series B Preferred Stock into Common Stock on the applicable Mandatory Conversion Date, leaving the remaining portion of Series B Preferred Stock unconverted and outstanding.  Similarly, if an Acquisition is consummated prior to the Reincorporation, we may be able to convert only a portion of the outstanding shares of the Series B Preferred Stock into Common Stock on the applicable Mandatory Conversion Date; in such event, the remaining portion of Series B Preferred Stock would be left unconverted and outstanding.  In each case, those remaining unconverted shares of Series B Preferred Stock would retain the rights of the Series B Preferred Stock, including with respect to dividends, redemption, option to repurchase upon a put event and liquidation, and would be converted into shares of Common Stock upon the Reincorporation or on such earlier date that we have a sufficient number of authorized shares of our Common Stock to effect such conversion.  However, there is no assurance that the Reincorporation will occur or that we will have a number of authorized shares of our Common Stock sufficient to consummate a mandatory conversion upon the occurrence of an Acquisition or a Qualified Acquisition. As a result some or all of the shares of Series B Preferred Stock may not convert into our Common Stock, in which case they would be redeemed on the Mandatory Redemption Date (as defined in the Certificate of Designation creating the Series B Preferred Stock).

Our failure to consummate the Reincorporation by 180 days following the Issue Date will obligate us to offer to repurchase Series B Preferred Stock; however, we may not have sufficient funds to make such a repurchase or we may not be permitted to do so under applicable law.

Affiliates of KKR own a substantial amount of equity interests in us, and have other substantial interests in us and agreements with us, and may have conflicts of interest with us or the other holders of our capital stock.

Prior to the issuance of Series B Preferred Stock, affiliates of KKR held approximately 26.1 percent of our Common Stock (after giving effect to the exercise of outstanding Warrants and the conversion of the Series A Preferred Stock). In addition, affiliates of KKR purchased $200.0 million in liquidation preference of the Series B Preferred Stock. Affiliates of KKR have also entered into the Note Purchase Agreement, the Investment Agreement and the Investor Rights Agreement with us, providing for the commitment to issue the Subordinated Notes, the Warrants and granting such affiliates of KKR certain rights with respect to our future equity issuances and allowing KKR to designate one member of our Board of Directors.  In connection with the issuance of Series B Preferred Stock, the parties to the Note Purchase Agreement executed an amendment to the Note Purchase Agreement that will terminate the Note Purchase Agreement immediately following the consummation of the Reincorporation. In connection with the Reincorporation, two designees of KKR will join our Board of Directors.

As a result, affiliates of KKR may have substantial influence over our decisions to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of shareholders regardless of whether other holders of our capital stock believe that any such transactions are in their own best interests. For example, affiliates of KKR could potentially cause us to refrain from making acquisitions in a manner that is not in the best interests of holders of the Series B Preferred Stock. KKR will not provide oversight of or have control over or be involved with the investment activities or other operations of the Company.

Neither KKR nor its anticipated director appointees are required to present us with investment opportunities and may pursue them separately or otherwise compete with us.

Neither KKR nor its anticipated director appointees are obligated to present us with investment opportunities.  Moreover, each of KKR, our officers and our directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to another entity pursuant to which KKR, such officer or such director is required to present an acquisition opportunity to such entity. Accordingly, if any of KKR, our officers or our directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, it, he or she will honor its, his or her fiduciary or contractual obligations to present such acquisition opportunity to such other entity, and only present it to us if such entity rejects the opportunity. After the Reincorporation, our Articles will provide that we renounce our interest or expectancy in any corporate opportunity in which KKR or its anticipated director appointees seek to participate unless such opportunity (i) was first presented to KKR’s anticipated director appointees solely in their capacity as directors of WMIHC or (ii) is identified by KKR or its anticipated director appointees solely through the disclosure of information by or on behalf of us.  We will not be prohibited from pursuing an investment opportunity with respect to which we have renounced our interest or expectancy.

Additionally, KKR is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that compete with us for acquisitions. KKR may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, KKR’s interest in its portfolio companies could impact our ability to pursue acquisition opportunities.

KKR is not our investment advisor and owes no fiduciary duty to us or to holders of our Common Stock or Series B Preferred Stock.

KKR is not our investment adviser and otherwise has no advisory, fiduciary or similar relationship with us or with holders of our Common Stock or Series B Preferred Stock.  KKR is not our sponsor, and the Company is not an investment product offered by KKR.  KKR has no obligations (contractual, fiduciary or otherwise) to us, disclaims having any liability for our performance, investments or activities, and will not be responsible for any action or inaction of our management.

Risks Related to WMMRC’s Business

General economic conditions that negatively affect housing prices may continue to negatively affect the credit performance of WMMRC’s underlying portfolio of mortgage loans and could continue to have an adverse effect on our future performance.

The outlook for the macroeconomic environment remains uncertain and there can be no assurances that recent signs of improvement in the housing and credit markets will continue or improve. Prolonged high unemployment and further deterioration in the housing markets could negatively impact the performance of WMMRC’s underlying mortgage assets leading to a potential increase in defaults and losses.

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

WMMRC is domiciled in the State of Hawaii and is subject to the rules and regulations as promulgated by the State of Hawaii and its Department of Insurance, its primary state regulator. Foremost among those rules and regulations are minimum capital standards. Management believes that as of December 31, 2014, WMMRC satisfied such minimum capital standards and other applicable rules and regulations. Nevertheless, there can be no assurances of WMMRC’s future ability to meet those standards, or as they may be revised.

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

In addition, the market for non-investment grade debt securities has historically been subject to disruptions that have caused price volatility independent of the operating and financial performance of the issuers of these securities. It is possible that any market for the Runoff Notes will be subject to these kinds of disruptions. Accordingly, declines in the liquidity and market price of the Runoff Notes may occur independent of operating and financial performance. The Second Lien Notes include certain restrictions on accumulation of 4.75 percent or more of the aggregate principal amount of such notes thereby potentially and significantly limiting a liquid trading market for these notes.

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

Our corporate headquarters are located in Seattle, Washington. We lease office space for our Company personnel and share common area space with the Trust pursuant to the TSA. Under the TSA, we have the right to request and utilize one additional office and four interior cubes for our employees and consultants as long as such space is available. See Note 7 to our consolidated financial statements (“Service Agreements and Related Party Transactions”) in Item 8 of this Annual Report on Form 10-K for additional information.

Item 3.	Legal Proceedings.

As of December 31, 2014, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As described in Part I, Item 1. Business, on September 26, 2008, the Debtors filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. The Debtors emerged from Chapter 11 on March 19, 2012. On the Effective Date, all of the outstanding common stock and all other outstanding equity securities of WMI (the “Predecessor”), including all options and restricted stock awards, were cancelled pursuant to the terms of the Plan and WMIHC issued 200,000,000 shares of common stock pursuant to the terms of the Plan (“Successor Common Stock”). Because the value of one share of Successor Common Stock bears no relation to the value of one share of the Predecessor’s common stock (a new equity value established upon emergence) the following discussion contains information regarding Successor Common Stock.

Market Information

Successor Common Stock is currently quoted on the OTCQB under the trading symbol “WMIH.” Prior to September 25, 2008, Predecessor’s common stock traded on the New York Stock Exchange under the symbol “WM.” From September 26, 2009 through the Effective Date, shares of the Predecessor’s common stock were quoted on the over-the-counter market under the symbol “WAMUQ.”

Because the value of one share of Predecessor’s common stock bears no relation to the value of one share of Successor Common Stock, only the trading prices of Successor Common Stock are set forth below. The following table shows the range of reported high and low daily closing prices for the Successor Common Stock for each full quarterly period during 2014, 2013 and 2012 from the OTC Pink and OTCQB. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High	Low
Fourth Quarter – 2014	$2.50	$1.74
Third Quarter – 2014	$2.92	$2.32
Second Quarter – 2014	$3.38	$2.56
First Quarter – 2014	$3.49	$2.40
Fourth Quarter – 2013	$2.82	$1.01
Third Quarter – 2013	$1.38	$0.80
Second Quarter – 2013	$0.95	$0.59
First Quarter – 2013	$0.84	$0.67
Fourth Quarter – 2012	$0.88	$0.45
Third Quarter – 2012	$0.58	$0.46
Second Quarter – 2012	$0.77	$0.43
First Quarter (beginning March 19, 2012)	$1.00	$0.90

On February 18, 2015, the price of Successor Common Stock traded on the OTCQB ranged from a high of $2.20 per share to a low of $2.15 per share.

Holders

As of February 18, 2015, there were approximately 7,854 shareholders of record of WMIHC common stock. This does not reflect holders who beneficially own common stock held in nominee or street name.

Dividends

We have not declared or paid any dividends on our Successor Common Stock. The terms of our Note Purchase Agreement restrict the payment of dividends on shares of our common stock, and so long as any share of Series B Preferred Stock remains outstanding, no dividend shall be paid on our common stock unless and until all accrued and unpaid regular dividends on all outstanding shares of Series B Preferred Stock have been declared and paid in full. Except for dividend payments on the Series B Preferred Stock, we do not anticipate paying any dividends on our capital stock at this time or for the foreseeable future. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. See also “Dividend Policy” under Note 2 to our consolidated financial statements (“Significant Accounting Policies”) and Note 9 to our consolidated financial statements (“Financing Arrangements”) in Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

Sales of Unregistered Equity Securities

On March 19, 2012, pursuant to the Plan we issued 200,000,000 shares of our Successor Common Stock.  Based on the Confirmation Order, the Company relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act the issuance of the new securities.

On October 18, 2012, WMIHC issued a total of 1,156,078 restricted shares of WMIHC’s common stock under the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) to outside directors. On August 13, 2013, 686,273 restricted shares of WMIHC’s common stock were issued under the 2012 Plan to outside directors. The restricted shares vest in three equal installments commencing on the date of grant over a three year period (subject to continued service as a director through each vesting date and subject to certain stock ownership guidelines in which the director must at all times during service on the Board of Directors hold shares of WMIHC’s stock equal to 50 percent of the aggregate number of shares awarded to the director as director compensation and that have vested, and such shares may not be sold without the prior approval of the Compensation Committee). Effective February 10, 2014, we increased the number of shares reserved and available for awards under our 2012 Plan from 2 million to 3 million shares of WMIHC’s common stock and issued 250,000 restricted shares to members of our Corporate Strategy and Development Committee and our Chairman, Michael Willingham. On June 4, 2014, 250,894 restricted shares of WMIHC’s common stock were issued under the 2012 Plan to our outside directors. We issued these shares relying on Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder.  Effective February 25, 2015, we increased the number of shares authorized and available for awards under the 2012 Plan from 3.0 million to 12.0 million shares of WMIHC’s Common Stock, subject to approval by the shareholders of WMIHC. Effective February 25, 2015, we increased the number of shares authorized and available for awards under the 2012 Plan from 3.0 million to 12.0 million shares of WMIHC’s common stock, subject to approval of shareholders of WMIHC.

1,000,000 shares of Series A Preferred Stock, and warrants to purchase 61,400,000 shares of the Company’s common stock were issued effective January 30, 2014, in reliance on Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder.

In connection with the Series B Preferred Stock Financing, 600,000 shares of Series B Preferred Stock were issued effective January 5, 2015 in reliance on Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder. For more information on the Series B Preferred Stock Financing, see Note 15 to our consolidated financial statements (“Subsequent Events”) in Item 8 of this Annual Report on Form 10-K.

Performance Graph

The following graph shows the cumulative total shareholder return for the Successor Common Stock during the period from the Effective Date to December 31, 2014. Five year historical data is not presented because we emerged from bankruptcy on March 19, 2012 and the stock performance of WMIHC’s common stock is not comparable to the performance of Predecessor common stock. The chart also shows the cumulative returns of (a) the Standard & Poor’s 500 Index (“S&P 500”) and (b) an index of two peer companies selected by the Company. The peer group is comprised of the following companies: MGIC Investment Corporation and Radian Group Inc. This peer group index will be subject to occasional change as WMIHC or its competitors change their focus, merge or are acquired, undergo significant changes, or as new competitors emerge. The comparison assumes $100 was invested on the Effective Date, in Successor Common Stock and in each of the indices shown and assumes that all dividends were reinvested.

The comparisons are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of the Successor Common Stock.

Date	3/19/2012	12/31/2012	12/31/2013	12/31/2014
S&P 500	$100	$103	$136	$155
WMIHC	$100	$84	$282	$205
Peer	$100	$106	$240	$286

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

Item 6.	Selected Financial Data.
	Successor			Predecessor
(in thousands, except per share amounts)	Year ended December 31, 2014	Year ended December 31, 2013	Period from March 20 through December 31, 2012	Period from January 1 through March 19, 2012
Statement of Operations Data:
Revenues:
Premiums earned	$7,169	$10,946	$14,394	$6,177
Net investment income (loss)	1,379	(778)	6,893	3,172
Total revenues	8,548	10,168	21,287	9,349
Expenses:
Losses and loss adjustment expenses (benefit)	3,281	(6,159)	18,644	11,467
Ceding commission expense	653	1,325	1,544	768
General and administrative expenses	6,526	5,665	4,637	547
Loss contract reserve fair market value change	(33,770)	(5,898)	(10,847)	-
Loss from contract termination	6,563	-	6,151	-
Interest expense	22,225	14,897	13,511	-
Total expenses	5,478	9,830	33,640	12,782
Income (loss) before federal income taxes	3,070	338	(12,353)	(3,433)
Federal income tax expense (benefit)	-	-	-	-
Net income (loss)	3,070	338	(12,353)	(3,433)
Preferred deemed dividend	(9,455)	-	-	-
Net (loss) income attributable to common shareholders	$(6,385)	$338	$(12,353)	$(3,433)
Basic and diluted net income (loss) per share attributable to common stockholders	$(0.03)	$0.00	$(0.06)	$(3,433.00)
Shares used in computing basic and diluted net income (loss) per share	200,869,928	200,304,068	200,000,000	1,000

Statement of cash flow data:
Net cash provided by (used in)
Operating activities	$(33,581)	$(24,226)	$(102,774)	$3,843
Investing activities	156,159	51,292	31,249	(4,471)
Financing activities	(56,555)	(31,841)	6,272	-

Balance Sheet data (as of end of period):
Cash and cash equivalents	$78,009	$11,986	$16,761	$82,014
Total assets	156,139	267,638	339,916	423,183
Notes payable - principal	31,220	105,502	136,272	130,000
Losses and loss adjustment reserves	18,947	44,314	82,524	141,010
Loss contract fair market value reserve	12,549	46,319	52,217	63,064
Total shareholders’ equity	88,230	65,129	64,390	76,600

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K. The following is a discussion and analysis of our results of operations for the periods ended December 31, 2014, 2013 and 2012 and the financial condition as of December 31, 2014 and December 31, 2013 (dollars in thousands, except per share data and as otherwise indicated).

References herein to the “Company,” “we,” “us,” “our” or “Successor” generally are intended to refer to WMI Holdings Corp. and its subsidiaries on a consolidated basis. References to “WMIHC” means WMI Holdings Corp. without regard to its subsidiaries. References to “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIHC); and “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIHC).

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

WMIHC continues to develop an acquisition strategy to identify and evaluate strategic opportunities across a broad array of industries for the purpose of facilitating an acquisition by WMIHC of one or more operating businesses. WMIHC had retained Blackstone Advisory Partners L.P. (“Blackstone”) in July 2012 to work with us to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities. The Corporate Strategy and Development Committee of our Board of Directors (the “CS&D Committee”) met regularly with Blackstone to discuss and evaluate potential transactions of varying size and across varying industries. During the year ended December 31, 2014, the CS&D Committee met formally and informally numerous times to assess various opportunities. However, as of December 31, 2014, we had not executed definitive documentation relating to any acquisition transaction, and on January 6, 2015, we terminated our engagement with Blackstone. We will continue to work with KKR Capital Markets LLC (“KCM”) and our existing management and consultants to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities.  There can be no assurance that any transaction will occur or, if so, on what terms.

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

On January 5, 2015, WMIHC announced that it had completed an offering (the “Series B Preferred Stock Financing”) of 600,000 shares of its 3.00% Series B Convertible Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”) in the amount of aggregate gross proceeds equal to $600.0 million, pursuant to a Purchase Agreement with Citigroup Global Markets Inc. and KCM, an affiliate of KKR Fund Holdings L.P. (“KKR Fund”) and KKR Management Holdings L.P. (“KKR Management”). The net proceeds from the Series B Preferred Stock Financing in the amount of $598.5 million were deposited into an escrow account and initially invested in United States government securities having a maturity of 180 days or less, in certain money market funds, or cash items.  The net proceeds of the Series B Preferred Stock Financing will be released from escrow to us from time to time in amounts needed to finance our efforts to explore and fund, in whole or in part, acquisitions whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses. For further information on the Series B Preferred Stock Financing, see Note 15: Subsequent Events, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

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

Beginning in 2006, the U.S. housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. Beginning in 2012, home prices began to rise again although they remain below their 2006 peak.  The outlook for the housing market is cautiously optimistic with relatively low interest rates and an improving jobs market.  Nevertheless, WMMRC’s operating environment remains challenged as much of its results over the next several years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008.

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

The Company adopted fresh start accounting in accordance with ASC 852 (as in effect on the Effective Date). (see Note 3 to our consolidated financial statements (“Fresh Start Accounting”) in Item 8 of this Annual Report on Form 10-K).

Recently issued accounting standards and their impact on the Company have been presented under “New Accounting Pronouncements” in Note 2 to the consolidated financial statements (“Significant Accounting Policies”) in Item 8 of this Annual Report on Form 10-K.

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

Material differences, including with respect to its business operations, financial performance, asset size and other factors, exist with respect to the pre-petition operations and financial position of WMI and its subsidiaries as compared with the post-emergence operations and financial position of the Company. In order to address such differences, in preparing these and future financial statements, management has concluded that it is appropriate to use the financial information of WMIHC’s wholly-owned subsidiary, WMMRC as the basis for its past and ongoing financial reporting. Information in the accompanying consolidated financial statements labeled as “Predecessor” refers to periods prior to the adoption of fresh start reporting, while those labeled as “Successor” refer to periods following the Company’s reorganization and emergence from bankruptcy.

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

Overview of Revenues and Expenses

Because WMIHC has no current significant operations of its own, its revenue is derived almost entirely from earnings on its investment portfolio, as well as payments it receives from WMMRC. At this time, dividends received by WMIHC from WMMRC must be distributed to holders of WMIHC’s Runoff Notes in accordance with the terms of the Runoff Notes Indentures.

WMMRC’s revenues consist primarily of the following:

●	net premiums earned on reinsurance contracts;
●	positive changes to (and corresponding releases from) loss contract reserves; and
●	net investment income and net gains (losses) on WMMRC’s investment portfolio.

WMMRC’s expenses consist primarily of the following:

●	underwriting expenses; and
●	general and administrative expenses.

Results of Operations for the years ended December 31, 2014, 2013 and 2012

As discussed in Note 2 to our consolidated financial statements (“Significant Accounting Policies”) in Item 8 of this Annual Report on Form 10-K, the financial statements prior to March 19, 2012, are not necessarily comparable with the financial statements for periods on or after March 19, 2012; however, while there is a different basis of accounting post-emergence, substantially all of the operating assets and liabilities remain consistent between Predecessor and Successor. Accordingly, the results of operations below are made on a comparative basis for the years ended December 31, 2014, 2013 and 2012.

For the year ended December 31, 2014, we reported net income of $3.1 million.  This result compares to net income of $0.3 million for the year ended December 31, 2013, and a net loss of $15.8 million for 2012, including in 2012 the periods prior to and after emergence from the bankruptcy proceedings. Over the last three years, WMMRC has experienced decreased revenues due to various factors, including operating in runoff mode, consummating two commutations of certain trust assets, and general economic conditions. Although WMMRC’s revenues have declined over the last two fiscal years we have achieved an operating profit due primarily to the payments we received as a result of two commutations, which allowed us to pay down the Runoff Notes thereby decreasing interest expense. As a result of fresh start accounting we recorded reserves for loss contracts and premium deficiency reserves relative to WMMRC.  The impact of the release of those reserves in conjunction with the commutations, each a one-time event that occurred in 2012 and 2014, has provided a significant portion of the improvement in our operating results for the past two years.  The impact of the release of the premium deficiency reserves is significant in that it results in reduced underwriting expenses.   Such reduction in underwriting expenses is primarily a result of improvements in general economic conditions and, specifically, improvements in the overall real estate market. These improvements resulted in lower than expected incurred losses. The components that gave rise to net income in the years ended December 31, 2014 and December 31, 2013 compared to a net loss in the complete year ended December 31, 2012, are described in the tables below under the Net Income (Loss) section.

The total revenue for the year ended December 31, 2014 was $8.5 million, compared to total revenue of $10.2 million and $30.6 million for the same periods in 2013 and 2012, respectively. WMMRC’s declining revenues, including the $1.7 million revenue decrease between 2013 and 2014 and the $22.1 million revenue decrease comparing 2012 and 2014, are largely attributable to the operations of WMMRC in runoff mode and the change in the interest rate environment (primarily as it relates to the year ended December 31, 2013) which caused an increase in unrealized losses due to changes in fair market value which were recognized in earlier periods as investment income. No new business is being undertaken and the revenues are expected to continue to decrease.

Underwriting expenses or recoveries (defined as losses, loss adjustment expenses and ceding commission expenses) totaled $3.9 million for the year ending December 31, 2014, resulting in an increase in expense of $8.7 million and a decrease of $28.5 million, for the years ending December 31, 2013 and 2012, respectively, compared to underwriting recoveries of $4.8 million and underwriting expenses of $32.4 million, respectively, for the years ending December 31, 2013 and 2012.    The decrease in underwriting expenses is consistent with a corresponding decrease in revenues resulting from the runoff nature of WMMRC’s operations and is expected to continue.  A major impact on the recovery reflected for 2013 was the result of a reduction of $12.7 million in the premium deficiency reserve during the year ended December 31, 2013.   This reserve remained relatively constant during 2014 as it was decreased from $2.4 million to $2.3 million during the year ended December 31, 2014.  As more fully described in Note 2 to our consolidated financial statements (“Significant Accounting Policies”) in Item 8 of this Annual Report on Form 10-K, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (a) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (b) ceded case reserves and incurred but not recorded losses (“IBNR”) loss levels reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of December 31, 2014, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $12.5 million. The fair market value of this reserve was $46.3 million at December 31, 2013 and $52.2 million at December 31, 2012 (this reserve was established at a value of $63.1 million as a result of our reorganization described in Note 3 to our consolidated financial statements (“Fresh Start Accounting”) in Item 8 of this Annual Report on Form 10-K). The decrease in the loss contract fair market value reserve during the years ended December 31, 2014 and 2013 and for the period from March 20, 2012 through December 31, 2012 totaled $33.8 million, $5.9 million and $10.9 million respectively, and resulted in a corresponding decrease in expense of the same amount during the respective periods. The change in 2014 was partially the result of the commutation of the reinsurance arrangements with UGRIC (a one-time transaction); likewise, the change in 2012 was partially the result of the commutation of the reinsurance arrangements with PMI (also a one-time transaction) as more fully described in Note 4 to our consolidated financial statements (“Insurance Activity”) in Item 8 of this Annual Report on Form 10-K.

For the year ended December 31, 2014, our investment portfolio reported net investment income of $1.4 million, as compared to net investment losses of $0.8 million and net investment income of $10.1 million for the years ended December 31, 2013 and 2012, respectively. The components of the investment income (loss) are more fully described below in the Net Investment Income (Loss) section. The primary variances occurred due to changes in interest rate environment which resulted in an increase in unrealized losses for the 2012 period and changes in portfolio principal values.

General and Administrative Expenses

For the year ended December 31, 2014, our general and administrative expenses totaled $6.5 million, compared to $5.7 million and $5.2 million during the same periods in 2013 and 2012, respectively. This is an increase in general and administrative expenses totaling $0.8 million for the same period in 2013 and an increase of $1.3 million from general and administrative expenses in 2012. The increase in these expenses comparing 2014 to each of 2013 and 2012 is primarily attributable to WMIHC’s financing and related transactional activities and resuming public company financial reporting and filing of periodic reports under the Exchange Act since emerging from bankruptcy on March 19, 2012.

Interest Expense

For the year ended December 31, 2014, we incurred $22.2 million of total interest expense, $9.0 million of which was payable on the Runoff Notes and $13.2 million of which was the result of reserving the deferred offering costs relating to the contemplated Note Purchase Agreement Termination (the “Note Purchase Agreement Termination”) as more fully described in Note 15 to our consolidated financial statements (“Subsequent Events”) in Item 8 of this Annual Report on Form 10-K. For the periods ended December 31, 2013 and 2012, we incurred $14.9 million and $13.5 million, respectively, of interest expense which is payable on the Runoff Notes. The amount of runoff interest expense for the year ended December 31, 2012 was less than the interest expense for the year ended December 31, 2013 primarily due to the fact that the Runoff Notes were not issued until March 19, 2012. The amount of runoff interest expense for the year ended December 31, 2014 was less than the interest expense for the years ended December 31, 2013 and December 31, 2012, primarily due to the fact that the Runoff Notes have been significantly reduced.   Because sufficient “Runoff Proceeds” (as such term is defined in the Indentures) have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. For the year ended December 31, 2014 as a result, $4.6 million of “PIK Notes” were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $5.2 million of interest was paid in cash. Additionally an expense of $13.2 million, which was the result of reserving the deferred offering costs relating to the contemplated Note Purchase Agreement Termination, was recorded and accrued interest expense decreased by $(0.8) million yielding net interest expense of $22.2 million for the year ended December 31, 2014.  For the year ended December 31, 2013, $5.5 million of “PIK Notes” were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $9.7 million of interest was paid in cash. Accrued interest expense decreased by $0.3 million yielding net interest expense of $14.9 million for the year ended December 31, 2013. For the year ended December 31, 2012, $8.3 million of “PIK Notes” were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $3.7 million of interest was paid in cash. The total interest expense of $13.5 million includes $1.5 million of interest accrued since the last interest payment period. The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment.

Net Income (Loss)

Net income for the year ended December 31, 2014 totaled $3.1 million compared to net income of $0.3 million and a net loss of $15.8 million for the years ended December 31, 2013 and 2012, respectively. The primary factors impacting the change in net loss for the earlier periods compared to 2014 and 2013 are summarized in the tables below.

Year ended December 31, 2014 versus year ended December 31, 2013 summary of change in net income (loss) (in thousands):

	Year ended
	December 31, 2014	December 31, 2013	Percentage change	Dollar value change
Net revenues	$8,548	$10,168	-15.93%	$(1,620)
Underwriting expenses (net)	3,934	(4,834)	-181.38%	(8,768)
General and administrative expenses	6,526	5,665	-15.20%	(861)
Loss contract fair market value reserve change	(33,770)	(5,898)	472.57%	27,872
Loss from contract termination	6,563	—	N/A	(6,563)
Interest expense	22,225	14,897	-49.19%	(7,328)
Net income (loss)	$3,070	$338	808.28%	$2,732

Year ended December 31, 2014 versus year ended December 31, 2012 summary of change in net income (loss) (in thousands):

	Year ended
	December 31, 2014	December 31, 2012	Percentage change	Dollar value change
Net revenues	$8,548	$30,636	-72.10%	$(22,088)
Underwriting expenses (net)	3,934	32,423	87.87%	28,489
General and administrative expenses	6,526	5,184	-25.89%	(1,342)
Loss contract fair market value reserve change	(33,770)	(10,847)	211.33%	22,923
Loss from contract termination	6,563	6,151	-6.70%	(412)
Interest expense	22,225	13,511	-64.50%	(8,714)
Net income (loss)	$3,070	$(15,786)	119.45%	$18,856

Year ended December 31, 2013 versus year ended December 31, 2012 summary of change in net income (loss) (in thousands):

	Year ended
	December 31, 2013	December 31, 2012	Percentage change	Dollar value change
Net revenues	$10,168	$30,636	-66.81%	$(20,468)
Underwriting expenses (net)	(4,834)	32,423	114.91%	37,257
General and administrative expenses	5,665	5,184	-9.28%	(481)
Loss contract fair market value reserve change	(5,898)	(10,847)	-45.63%	(4,949)
Loss from contract termination	—	6,151	100.00%	6,151
Interest expense	14,897	13,511	-10.26%	(1,386)
Net income (loss)	$338	$(15,786)	102.14%	$16,124

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

Net Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Successor			Predecessor
	Year ended December 31, 2014	Year ended December 31, 2013	Period from March 20 through December 31, 2012	Period from January 1 through March 19, 2012
Premiums assumed	$6,869	$12,115	$14,210	$6,130
Change in unearned premiums	300	(1,169)	184	47
Premiums earned	$7,169	$10,946	$14,394	$6,177

For the year ended December 31, 2014, premiums earned totaled $7.2 million, a decrease of $3.7 million and $13.4 million when compared to premiums earned of $10.9 million and $20.6 million during the 12 months ended on December 31, 2013 and December 31, 2012, respectively. The Company’s revenues attributable to WMMRC will continue to decrease due to WMMRC operating in runoff mode. Factors contributing to such decreased premiums include WMMRC consummating the UGRIC and PMI Commutations and operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the years ended December 31, 2014, 2013 and 2012, are provided in the following table:

	Successor			Predecessor
	Year ended	Year ended	Period from March 20, 2012 through	Period from January 1 through
	December 31, 2014	December 31, 2013	December 31, 2012	March 19, 2012
Losses and loss adjustment expense (benefit)	$3,281	$(6,159)	$18,644	$11,467

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

For the years ended December 31, 2014, 2013 and 2012, the loss or benefit ratios for our business were a loss ratio of 46 percent, a benefit ratio of 56 percent and a loss ratio of 146 percent, respectively. The loss or benefit ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. As a result of improvements in economic conditions generally, and the real estate market particularly, incurred losses have been less than previously projected which, in turn, has yielded the improvement in losses (benefits) incurred described above. In addition, loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Beginning in 2013, a majority of WMMRC’s reinsurance arrangements for the 2005 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at December 31, 2014, 2013 and 2012, respectively:

	December 31,	December 31,	December 31,
	2014	2013	2012
Case-basis reserves	$16,538	$41,159	$66,173
IBNR reserves	110	713	1,298
Premium deficiency reserves	2,299	2,442	15,053
Total losses and loss adjustment reserves	$18,947	$44,314	$82,524

Losses and loss adjustment reserve activity are as follows for the periods ended December 31, 2014, 2013 and 2012, respectively:

	December 31,	December 31,	December 31,
	2014	2013	2012
Balance at beginning of period	$44,314	$82,524	$142,119
Incurred (released) - prior periods	3,281	(6,159)	30,111
Paid - prior periods	(28,648)	(32,051)	(89,706)
Total losses and loss adjustment reserves	$18,947	$44,314	$82,524

Net Investment Income (Loss)

A summary of our net investment income (loss) for the years ended December 31, 2014, 2013 and 2012, respectively, is as follows:

	Successor			Predecessor
	Year ended	Year ended	Period from March 20, 2012 through	Period from January 1 through
	December 31, 2014	December 31, 2013	December 31, 2012	March 19, 2012
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(1,663)	$(2,309)	$(1,837)	$(523)
Investment income on fixed-maturity securities	3,369	6,588	7,232	2,467
Interest income on cash and equivalents	11	10	161	3
Realized net gain (loss) from sale of investments	436	(1,575)	2,747	176
Unrealized (losses) gains on trading securities held at period end	(774)	(3,492)	(1,410)	1,049
Net investment income (loss)	$1,379	$(778)	$6,893	$3,172

Income Taxes

The Company has no current tax liability due as a result of its tax loss position for the years ended December 31, 2014, 2013 and 2012. More detailed information regarding the Company’s tax position including NOL carry forwards is provided in Note 6 to our consolidated financial statements (“Income Taxes”) in Item 8 of this Annual Report on Form 10-K.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Code that apply to mortgage insurance companies. The Company, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the periods ending December 31, 2014, 2013 and 2012 associated with the Company’s tax liability from the preceding year. Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments.

We believe WMIHC experienced an ownership change under Section 382 of the Code in connection with the Plan becoming effective. Prior to emergence from bankruptcy, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a NOL carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2014 was approximately $6.00 billion and at December 31, 2014 we believe that there was no limit under Section 382 of the Code on the use of these NOLs. As of December 31, 2014, 2013 and 2012, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We generally hold investments at both WMIHC and WMMRC and the two portfolios consist entirely of fixed income instruments, excluding overnight money market funds, totaling $60.6 million. In addition, the Company held $2.4 million and $0.1 million of restricted cash at December 31, 2014 and 2013, respectively. The value of the consolidated Company’s total cash and investments decreased during the past year. Cash and investments totaled $149.8 million and $263.9 million at December 31, 2014 and 2013, respectively.

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

During the years ended December 31, 2014 and 2013, we transferred $15.8 million and $7.1 million, respectively, of corporate securities that mature within 12 months from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 5 to our consolidated financial statements (“Investment Securities”) in Item 8 of this Annual Report on Form 10-K for additional information regarding our investment securities.

WMIHC

On the Effective Date, WMIHC received $75.0 million as contemplated by the Plan. We invested $74.0 million in short term agency discount notes, corporate obligations and overnight money market funds. In December 2014, WMIHC liquidated all its fixed-maturity securities in conjunction with the closing of the Series B Preferred Stock Financing. In connection with such liquidation WMIHC received proceeds of approximately $12.6 million and recognized a nominal gain. In December 2014, WMIHC liquidated all its fixed income securities and at December 31, 2014, held a total of $77.3 million cash and equivalents. WMIHC’s investment portfolio was recorded at amortized cost. At December 31, 2013, the portfolio was valued at $73.8 million.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the consolidated statements of income. At December 31, 2014, over 88 percent of WMMRC’s cash and investments were held in four trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, including funds in overnight money market instruments, was valued at approximately $72.4 million and $189.9 million at December 31, 2014 and 2013, respectively. At December 31, 2014, approximately 42 percent of the portfolio consisted of securities that will mature within the next 12 months and the remaining 58 percent of the securities will mature between one and five years.

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

We may explore various financing alternatives to fund our external growth strategy, including improving our capital structure, which may include increasing, reducing and/or refinancing debt; pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing shareholders, launching an exchange offer, and pursuing other transactions involving our outstanding securities. There can be no assurance that any such future transaction will occur or, if so, on what terms.

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIHC as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIHC to satisfy its liquidity needs. Any dividend or payment by WMMRC to WMIHC must be approved by the Insurance Commissioner of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIHC’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments, fees paid to it by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Commissioner of the State of Hawaii, cash on hand, cash held in escrow and potential borrowings under the Note Purchase Agreement. In addition, all dividends paid by WMMRC to WMIHC must first be used to make payments on the Runoff Notes in accordance with the Indentures.

Our current sources of liquidity include premium receipts, investment income, cash on hand, approximately $598.5 million cash received and held in escrow as of January 5, 2015, investment securities and the $150.0 million subordinated note commitment under the Note Purchase Agreement. The $150.0 million subordinated note commitment will terminate and will not be available upon reincorporation to Delaware (the “Reincorporation”). Because of the limited nature of WMIHC’s operations, and the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest and principal obligations on the Runoff Notes (only if WMIHC is in receipt of Runoff Proceeds; otherwise WMIHC pays interest using the “payment-in-kind” (“PIK”) option available under the Indentures) and general administrative expenses.

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

WMMRC has net assets totaling $54.9 million, $145.8 million and $167.0 million as of December 31, 2014, 2013 and 2012, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by the trust arrangements referenced earlier in this report, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 8 to our consolidated financial statements (“Notes Payable”) in Item 8 of this Annual Report on Form 10-K.

Capital Structure and Management

WMIHC’s capital structure consists of shareholders’ equity and $31.2 million of term debt as of December 31, 2014 represented by the Runoff Notes and governed by the terms of the Indentures. We issued term debt of $130.0 million represented by the Runoff Notes on the Effective Date. This has subsequently decreased by a net amount of $98.8 million as a result of principal payments totaling $117.3 million net of PIK Notes which have been issued totaling $18.5 million.

On the Effective Date, all shares of common and preferred equity securities previously issued by Washington Mutual, Inc. were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Articles, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share. On the Effective Date WMIHC issued 200,000,000 shares of common stock, with 194,670,501 shares issued to WMIHC’s new shareholders and 5,329,499 shares issued and deposited into the Disputed Equity Escrow (as discussed below).  As of December 31, 2014, 2,921,555 shares of common stock remain in the Disputed Equity Escrow.  As of December 31, 2014, 202,343,245 shares of WMIHC’s common stock were issued and outstanding and 1,000,000 shares of its preferred stock were issued and outstanding.

On January 30, 2014, pursuant to an Investment Agreement, WMIHC issued 1,000,000 shares of Series A Preferred Stock for a purchase price of $11.1 million and warrants to purchase 61,400,000 shares of WMIHC’s common stock. The Series A Preferred Stock has rights substantially similar to those associated with WMIHC’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIHC. The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIHC, either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC 470, a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and as an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the warrants, has received other rights pursuant to the Investor Rights Agreement as more fully described in Note 10 to our consolidated financial statements (“Capital Stock”) in Item 8 of this Annual Report on Form 10-K).

The following transactions are more fully described in Note 15 to our consolidated financial statements (“Subsequent Events”) in Item 8 of this Annual Report on Form 10-K).

On January 5, 2015, WMIHC announced that it had completed the Series B Preferred Stock Financing of 600,000 shares of Series B Preferred Stock for aggregate gross proceeds of $600.0 million, pursuant to a Purchase Agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc. (“Citi”) and KCM (KCM and, together with Citi, the “Initial Purchasers”).

In connection with the Series B Preferred Stock Financing, WMIHC filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Certificate of Designation creating the Series B Preferred Stock and designating the rights and preferences of the Series B Preferred Stock. Holders of shares of the Series B Preferred Stock are entitled to receive, when, as and if declared, cumulative regular dividends at an annual rate of 3.00% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock, payable in cash. On each date that WMIHC closes any Acquisition (as defined below), outstanding shares of Series B Preferred Stock having an aggregate liquidation preference equal to the net proceeds of the offering utilized in such Acquisition (as defined below), on a pro rata basis, will automatically convert into shares of Common Stock. In addition, on the date WMIHC closes a Qualified Acquisition (as defined below), all outstanding shares of Series B Preferred Stock will automatically convert into shares of Common Stock. Each date that WMIHC closes an Acquisition (including a Qualified Acquisition) will be a “Mandatory Conversion Date.” “Acquisition” means any acquisition by WMIHC (or any of its direct or indirect wholly-owned subsidiaries), in a single transaction or a series of transactions, whether by purchase, merger or otherwise, of all or substantially all of the assets of, all the equity interests in, or a business line, unit or division of, any person. “Qualified Acquisition” means an Acquisition that, taken together with prior Acquisitions (if any), collectively utilizes aggregate net proceeds of the offering of $450 million. Unless the Series B Preferred Stock has been previously repurchased at the option of a holder upon the occurrence of certain put events or mandatorily converted, WMIHC will redeem all outstanding shares of Series B Preferred Stock, if any, on the Mandatory Redemption Date which is the third anniversary of January 5, 2015 (or January 5, 2018). WMIHC agreed that within 180 days of January 5, 2015, it will reincorporate from the State of Washington to the State of Delaware, which would result in the increase of the size of its Board of Directors from 7 to up to 11 members and the authorization of a number of shares of its Common Stock sufficient to permit the conversion of all shares of Series B Preferred Stock (collectively, the “Reincorporation”).

On January 5, 2015, in connection with the Series B Preferred Stock Financing and pursuant to the Purchase Agreement, WMIHC entered into:

●

a Registration Rights Agreement with the Initial Purchasers (the “Registration Rights Agreement”), pursuant to which WMIHC has agreed that, subject to certain conditions, WMIHC will use its reasonable efforts to (i) file a shelf registration statement covering resales of its common stock issuable upon mandatory conversion of the Series B Preferred Stock pursuant to Rule 415 under the Securities Act no later than six months after January 5, 2015 (the “Issue Date”), (ii) file a shelf registration statement covering resales of the Series B Preferred Stock pursuant to Rule 415 under the Securities Act no later than one year after the Issue Date, and (iii) cause each of these shelf registration statements to be declared effective under the Securities Act. The Company has agreed to pay customary expenses, subject to certain limitations.

●

an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent (the “Escrow Agent”), pursuant to which WMIHC caused to be deposited with the Escrow Agent the amount of $598,500,000, representing the proceeds of the Series B Preferred Stock Financing less offering fees payable on the Issue Date but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds will be released from escrow from time to time to WMIHC as instructed by WMIHC in amounts necessary to (i) pay certain fees related to the Series B Preferred Stock Financing that may become payable to the Initial Purchasers, (ii) finance WMIHC’s efforts to explore and/or fund, in whole or in part, acquisitions, whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses, (iii) pay certain amounts that may become payable to the holders of the Series B Preferred Stock upon the occurrence of certain put events, (iv) pay certain amounts that would become payable to the holders of the Series B Preferred Stock upon a mandatory redemption of the Series B Preferred Stock, and (v) pay certain expenses related to the Series B Preferred Stock Financing. The entire net proceeds will be released from escrow as instructed by WMIHC upon a Qualified Acquisition (as defined in the Escrow Agreement).

We believe that our existing capital structure is sufficient to sustain our current business operations and currently do not anticipate incurring additional indebtedness. The foregoing notwithstanding, WMIHC may, subject to market conditions, as well as limitations set forth in the documentation governing the Indentures (described below), determine to incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions.

While WMIHC is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of December 31, 2014, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Indentures impose restrictions on WMMRC business activities. During the years ended December 31, 2014 and 2013, WMMRC paid $86.5 million and $21.0 million, respectively, in dividends to WMIHC which were deposited into the Collateral Account (as defined below) and were distributed in accordance with the Indentures.

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

The liquidating trustee of the Trust, William Kosturos (the “Liquidating Trustee”), acts as escrow agent with respect to the Disputed Equity Escrow. Until such time as all of WMIHC’s common stock has been distributed from the Disputed Equity Escrow in accordance with the Plan (e.g., as a result of all “Disputed Equity Claims” (as such term is defined in the Plan) becoming Allowed Equity Interests or all Disputed Equity Claims being disallowed), the Liquidating Trustee is vested with the authority to exercise voting or consent rights with respect to such stock; provided, however, that the Liquidating Trustee is obligated to vote or consent, as the case may be, as to such stock in the same proportion as all other holders of WMIHC’s common stock have voted or consented, in each case on an issue-by-issue basis. The Trust has no right to or entitlement in any shares of common stock held in the Disputed Equity Escrow. Additionally, WMIHC does not have any right to, or interest in, any shares of common stock held by the Disputed Equity Escrow.

Financing Arrangements

As of March 19, 2012, a Financing Agreement was entered into by and among WMIHC, WMIIC, the lenders, severally and not jointly, party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders, which established a credit facility consisting of (a) a tranche A term loan commitment and a tranche A-1 term loan commitment in the aggregate principal amount of $25.0 million and (b) a tranche B term loan commitment in the aggregate principal amount of $100.0 million. As of December 31, 2014, no loans were outstanding under the Financing Agreement. On January 5, 2015, the Company entered into an agreement for termination (the “Financing Agreement Termination”) of the Financing Agreement. Pursuant to the Financing Agreement Termination, the Financing Agreement automatically terminated on January 5, 2015 and the Company no longer has or will have access to the funds thereunder.

As of January 30, 2014 and pursuant to the terms and conditions of the Note Purchase Agreement, KKR Management committed to purchase $150.0 million aggregate principal amount of subordinated 7.50% PIK notes (the “Subordinated Notes”) from WMIHC. The Subordinated Notes may be issued by WMIHC, at WMIHC’s option, in one or more tranches over a three year period commencing January 30, 2014, subject to certain terms and conditions, including the conditions that:

●

all or substantially all of the proceeds from the issuance of the Subordinated Notes are used by WMIHC to fund the acquisition of the assets of, or equity interests of, or a business line, unit or division of, any entity that has been approved by the Board of Directors of WMIHC;

●	no defaults or events of default have occurred under the Note Purchase Agreement; and
●	no violation of certain provisions of the Investor Rights Agreement have occurred.

KKR Management may refuse to purchase Subordinated Notes from WMIHC in the event that a third party has completed a successful proxy contest against WMIHC or has publicly initiated or threatened to initiate a proxy contest and, in connection therewith, such third party is granted the right to designate more than one nominee to the Board of Directors. Upon such refusal, KKR Management will automatically forfeit a percentage of the warrants described in the Investment Agreement.

If issued, the Subordinated Notes will be unsecured obligations of WMIHC that rank junior to WMIHC’s existing and future senior indebtedness, and will be irrevocably and unconditionally guaranteed by certain WMIHC subsidiaries. As of December 31, 2014, WMIHC had not issued any Subordinated Notes.

On December 19, 2014, the parties to the Note Purchase Agreement executed an amendment that will have the effect of terminating the Note Purchase Agreement immediately following the consummation of the Reincorporation, in which case WMIHC will no longer have access to this funding arrangement. The amendment to the Note Purchase Agreement also waives any and all defaults, events of default and rights to terminate the Note Purchase Agreement arising as a result of the Series B Preferred Stock Financing and permits the performance of, and compliance with, all of the terms of the Series B Preferred Stock. Unless and until the Reincorporation is consummated, the Note Purchase Agreement will remain in effect, subject to its terms as amended by the amendment.

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

WMIHC will, and has agreed to cause WMMRC to, deposit all distributions, dividends or other receipts in respect of Runoff Proceeds Distributions (as defined in the Indentures) on the date paid to WMIHC in the Collateral Account established in accordance with the terms of the Indentures. On any interest payment date, payments are made from the Collateral Account and from any other Runoff Proceeds Distributions in the priority set forth in the Indentures. Generally, payments are made first to the Trustees for any fees and expenses, then to WMIHC for an amount as described in the First Lien Indenture, then to the holders of the First Lien Notes for interest and principal, then to WMIHC for an amount equal to the Issuer Secondary Amount (as defined in the Indentures), and lastly to the holders of the Second Lien Notes for interest and principal. After payment in full of all interest and principal to the holders of the First Lien Notes and Second Lien Notes, all amounts on deposit in the Collateral Account and any other Runoff Proceeds will be paid to WMIHC. As of December 31, 2014, the total amount payable on account of the Issuer Secondary Amount (inclusive of accrued and unpaid interest) was approximately $8.5 million. The obligations created by the Runoff Notes are nonrecourse to WMIHC (except for certain actions for specific performance) and, except in certain limited circumstances as more fully described in Section 7.16 of the Indentures with respect to Runoff Proceeds Distributions in the Collateral Account or for failure to comply with certain specified covenants relating to (i) the deposit of Runoff Proceeds in the Collateral Account, (ii) payment of Runoff Proceeds in the Collateral Account in accordance with the order of priority established in the Indentures, (iii) failure to seek to obtain the appropriate regulatory approval to permit the dividend of Runoff Proceeds to WMIHC and (iv) the failure to cause WMMRC to deposit Runoff Proceeds into a segregated account.

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. In connection with interest payments due and payable in respect of the Second Lien Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. The aggregate face amount of PIK Notes issued as of December 31, 2014, 2013 and 2012 totals approximately $18.5 million, $13.9 million and $8.3 million, respectively. Outstanding principal amounts (including capitalized PIK Notes) under these notes totaled approximately $31.2 million, $105.5 million and $136.3 million as of December 31, 2014, 2013 and 2012, respectively. Approximately $78.9 million, $36.3 million and $2.1 million of First Lien Notes principal was paid during the years ended December 31, 2014, 2013 and 2012, respectively. Interest on First Lien Notes paid in cash totaled approximately $5.2 million, $9.7 million and $3.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. On September 4, 2012, WMIHC received the Issuer Incremental Amount and Issuer Priority Amount (as such terms are defined in the Indentures) in accordance with the terms of the First Lien Indenture. As of December 31, 2014 and 2013, the Collateral Account contained $2.4 million, and $0.1 million, respectively of cash received from WMMRC which were ultimately used for administrative expenses and interest and principal payments on the Runoff Notes.

Contractual Obligations, Commitments and Contingencies

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

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $1.5 million for the year ended December 31, 2014, $1.7 million for the year ended December 31, 2013, and $1.5 million for the period from March 20, 2012 to December 31, 2012 and zero for the period from January 1, 2012 through March 19, 2012. The expense and related income eliminate on consolidation.

On March 22, 2012, WMIHC and the Trust entered into the Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees to the Company. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA, as amended, extends the term of the agreement through April 30, 2015, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

WMIHC is aware that on or about October 14, 2014, the Trust filed a lawsuit in King County Superior Court in the State of Washington against 16 former directors and officers of WMI (the “D&O Litigation”). The Trust’s complaint alleges, among other things, that the defendants named therein breached their fiduciary duties to WMI and committed corporate waste and fraud by squandering WMI’s financial resources.

On December 1, 2014, the Trust filed its Motion for an Order, Pursuant to Sections 105(a) and 362 of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, (A) Approving Settlement Agreement Between WMI Liquidating Trust, Certain Directors and Officer and Insurers and (B) Authorizing and Directing the Consummation Thereof (as amended, modified or supplemented prior to the date hereof, the (“D&O Settlement Motion”).  Among other things, the D&O Settlement Motion sought approval of a settlement among the Trust, certain former directors and officers of WMI and certain insurance carriers that underwrote director and officer liability insurance policies for the benefit of WMI and its affiliates (including such former directors and officers).  At a hearing held on December 23, 2014, the Bankruptcy Court granted the Trust’s D&O Settlement Motion.  On January 5, 2015, certain non-settling officers appealed the Bankruptcy Court’s order granting the D&O Settlement Motion and, as a result, such settlement has not yet been consummated.  If the Bankruptcy Court’s order is affirmed on appeal, then such settlement will, among other things, result in a payment by such insurance carriers to the Trust of $37 million.  It is expected that such payment will constitute Litigation Proceeds (as described above).  In its Quarterly Summary Report for the period ended December 31, 2014, a copy of which was filed by the Trust under Form 8-K on or about January 30, 2015, the Trust estimated that WMIHC would be entitled to receive approximately $9 million out of the $37 million.  The foregoing notwithstanding, this litigation is managed and controlled by the Trust and WMIHC is not involved in the D&O Litigation.  Unless and until the Bankruptcy Court’s order approving the D&O Settlement Order is affirmed and such settlement is consummated, there can be no assurance that WMIHC will recover any amounts on account of the D&O Litigation.

It should be noted that the Trust’s Litigation Subcommittee disclosed in its Form 10-K for the period ended December 31, 2013 that it investigated potential claims against various third parties, including breach of contract claims, breach of fiduciary duty claims, professional malpractice claims, and business tort and antitrust claims. Based on such investigation, the Litigation Subcommittee determined not to assert claims against such third parties, other than those which are currently pending and being litigated.  As a result of the Trust’s public disclosures on these matters, at this time WMIHC believes it is unlikely that it will realize any value on account of Recovery Claims, other than as described above.  Indeed, as of December 31, 2014, WMIHC had not otherwise received any Litigation Proceeds in connection with the foregoing and, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds, other than as described herein.

As a member of the Litigation Subcommittee of the Trust, Mr. Willingham participates in overseeing the prosecution of Recovery Claims by the Trust.

See Note 3 to our consolidated financial statements (“Fresh Start Accounting”) in Item 8 of this Annual Report on Form 10-K for a discussion of fees attributed to WMMRC in accordance with SAB Topics 1B and 1B1 which address common cost and expense allocations for pre-Effective Date periods.

As a result of the reorganization an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated at each reporting date for changes to its value. As of December 31, 2014 and 2013, the loss contract fair market value reserve was analyzed and determined to be $12.5 million and $46.3 million, respectively. This decrease in the loss contract fair market value reserve of $33.8 million, $5.9 million and $10.9 million for the periods ended December 31, 2014, 2013 and 2012, respectively, resulted in corresponding decreases in expenses of the same amount. The majority of the 2014 reduction resulted from the UGRIC commutation with the balance occurring due to changes in the timing and projected amounts of future losses from the remaining contracts. The 2012 reduction resulted from the PMI commutation with the balance occurring due to changes in the timing and projected amounts of future losses from the remaining contracts. The fair market value of this reserve will ultimately be reduced to $0.0, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see each of Notes 2 and 3 to our consolidated financial statements (“Significant Accounting Policies”) and (“Fresh Start Accounting”), respectively, in each case as set forth in Item 8 of this Annual Report on Form 10-K.

As of January 30, 2014, pursuant to the terms and conditions of the Investment Agreement, WMIHC sold to KKR Fund 1,000,000 shares of Series A Preferred Stock, having the terms, rights, obligations and preferences contained in the Articles of Amendment of WMIHC dated January 30, 2014 containing the Designation of Rights and Preferences of the Series A Preferred Stock, for a purchase price equal to $11.1 million and issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIHC’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”). KKR Fund’s rights as a holder of the Series A Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Holders own 50% of the Series A Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIHC), the Holders will have the right to appoint one of seven directors to WMIHC’s Board of Directors. Additionally, until January 30, 2017, and subject to certain limitations, the Holders will have the right to purchase up to 50% of any future equity rights offerings or other equity issuance by WMIHC on the same terms as the equity issued to other investors in such transactions, in an aggregate amount of such offerings and issuances by WMIHC of up to $1 billion. The Investor Rights Agreement also provides the Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to common stock (and common stock underlying the Series A Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. Moreover, for as long as the Holders beneficially own any shares of common stock of WMIHC or Series A Preferred Stock or any of the Warrants, WMIHC has agreed to provide customary Rule 144A information rights, to provide the Holders with regular audited and unaudited financial statements and to allow the Holders or their representatives to inspect WMIHC’s books and records. For further information on the Investment Agreement and the Investor Rights Agreement, see Note 9 to our consolidated financial statements (“Financing Arrangements”) in Item 8 of this Annual Report on Form 10-K.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are principally exposed to three types of market risk:

●	interest rate risk;
●	credit risk; and
●	liquidity risk.

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

At December 31, 2014, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on United States Treasury yield) would have resulted in an estimated decrease in market value of 0.66 percent or approximately $1.0 million.  At December 31, 2013, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on United States Treasury yield) would have resulted in an estimated decrease in market value of 0.84 percent or approximately $2.4 million.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2014		At December 31, 2013
	0	+100	0	+100
Total Market/Fair Value	$149,492	$148,502	$263,664	$261,284
Market/Fair Value dollar value change	$—	$(990)	$—	$(2,380)
Market/Fair Value percentage change	0.00%	-0.66%	0.00%	-0.84%

Credit Risk: The Company’s primary credit risks result from investments in corporate bonds. We limit our credit exposure by purchasing high quality fixed income investments to maintain an average credit quality of AA- or higher for the overall investments. A1/P1 is the minimum rating at purchase for all of our short-term commercial paper positions. In addition, we have limited our exposure to any single issuer to 7.0 percent or less of total investments, excluding commercial paper, treasury and agency securities. Our minimum rating for investment at purchase is A3/A-. Where investments are downgraded below the minimum rating at purchase, we permit our investment managers to continue holding such securities subject to additional credit research and monitoring. During 2013, Moody’s downgraded certain large U.S. banks and/or bank holding companies from A3 to Baa1. We continue to hold some positions in these credits. At December 31, 2014, 4.9 percent of the portfolio was rated below A3/A-, comparing to 7.7 percent at December 31, 2013. We did not have any exposure to non-investment grade securities; and we did not have an aggregate exposure to any single issuer of more than 7.0 percent of total investments, other than with respect to government securities and commercial paper.

Liquidity Risk: Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements in a period of market illiquidity, it may be difficult to sell the investments in a timely manner and they may have to be disposed of for less than what may otherwise have been possible under other conditions. As of December 31, 2014, the Company had $78.0 million of unrestricted, liquid assets, defined as unpledged cash and cash equivalents, short term investments, government and government agency securities. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources for additional information regarding our liquidity sources and management.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Interim Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of December 31, 2014. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2014, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Burr Pilger Mayer, Inc., the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WMI Holdings Corp.:

We have audited the internal control over financial reporting of WMI Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WMI Holdings Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows of WMI Holdings Corp. and its subsidiaries, and our report dated February 27, 2015 expressed an unqualified opinion.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

February 27, 2015

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding our executive officers is provided in Item 1. Business—Executive Officers of the Registrant in this Annual Report on Form 10-K. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled “Proposal 1: Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “Shareholder Proposals for 2016” in our Proxy Statement for our 2015 annual meeting of shareholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2014 (the “2015 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Executive Compensation,” “Director Compensation for Fiscal 2014,” and “Report of the Compensation Committee” in the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains information as of December 31, 2014 about equity securities authorized for issuance under our 2012 Plan as amended:

Plan category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	- 0 -
Equity compensation plans not approved by security holders	- 0 -	- 0 -	656,755
Total	- 0 -	- 0 -	656,755

(1)

On the Effective Date, pursuant to the Plan and the Confirmation Order, all equity interests in WMI, including common stock and any options, warrants, calls, subscriptions or other similar rights or other agreements, commitments or outstanding securities obligations, were cancelled and extinguished.

The 2012 Plan took effect on May 22, 2012, and will terminate on May 22, 2022. Upon termination, we will stop issuing awards under the 2012 Plan; however, the termination of the plan will not affect any outstanding awards. The adoption of the 2012 Plan did not require shareholder approval. The 2012 Plan is administered concurrently by our Compensation Committee and Board of Directors, and we are authorized to make restricted stock grants and certain other awards under the 2012 Plan. The 2012 Plan currently does not authorize the award of options, stock appreciation rights or any performance-based awards. Effective February 10, 2014, the number of shares of common stock available for awards pursuant to the 2012 Plan and reserved for issuance was increased from 2 million to 3 million shares, and a total of 250,000 restricted shares of WMIHC’s common stock was issued to members of our CS&D Committee and our Chairman, Michael Willingham. Effective June 4, 2014, a total of 250,894 restricted shares of WMIHC’s common stock were issued to members of our Board of Directors.   As of December 31, 2014, 656,755 shares of WMIHC’s common stock remain available for future issuance under the 2012 Plan.

Effective February 25, 2015, we increased the number of shares authorized and available for awards under the 2012 Plan from 3.0 million to 12.0 million shares of WMIHC’s common stock, subject to approval of shareholders of WMIHC. In the event any award granted under the 2012 Plan is forfeited, terminates or is canceled or expires, the number of shares of stock subject to such award, to the extent of any such forfeiture, termination, cancellation or expiration, will thereafter be available for grant under the plan. At the discretion of the Compensation Committee or the Board of Directors, awards may be granted to employees, officers, directors, consultants and other service providers of WMIHC or its affiliates. Each award must be evidenced by a written agreement between WMIHC and the grantee. Restricted stock grants are subject to such restrictions on transferability and other restrictions as the Compensation Committee or the Board of Directors may impose. These restrictions may lapse separately or in combination at such times, in such circumstances, in such installments, or otherwise, as the Compensation Committee or the Board of Directors determines; however, no more than 5% in the aggregate of the shares available for award may be subject to restricted stock grants with respect to which the restrictions lapse solely based on the passage of time and which vest in less than three years. Restricted stock may not be sold, pledged, assigned, hypothecated, transferred or disposed of, except in limited circumstances. Subject to override by the Board of Directors, in the event of a change in control of WMIHC, any time based or other restrictions imposed on restricted stock grants will lapse. For further information on our 2012 Plan, see Note 10 to our consolidated financial statements (“Capital Stock”), as set forth in Item 8 of this Annual Report on Form 10-K.

The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management—Stock Ownership Table” in the 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Proposal 1: Election of Directors” and “Committees and Meetings of the Board” in the 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the section entitled “Matters Relating to Our Auditors” in the 2015 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of this Annual Report on Form 10-K are as follows:

1. Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2

WMI Holdings Corp. and Subsidiaries Consolidated Balance Sheets—as of December 31, 2014 (Successor) and December 31, 2013 (Successor)	F-3

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Operations—for the year ended December 31, 2014 (Successor), for the year ended December 31, 2013 (Successor), and periods from March 20, 2012 through December 31, 2012 (Successor), and January 1, 2012 through March 19, 2012 (Predecessor)

F-4

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity— for the year ended December 31, 2014 (Successor), for the year ended December 31, 2013 (Successor), and for the periods from March 20, 2012 through December 31, 2012 (Successor), and January 1, 2012 through March 19, 2012 (Predecessor)

F-5

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Cash Flows— for the year ended December 31, 2014 (Successor), for the year ended December 31, 2013 (Successor), and for the periods from March 20, 2012 through December 31, 2012 (Successor), and January 1, 2012 through March 19, 2012 (Predecessor)

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

Date: February 27, 2015	WMI HOLDINGS CORP.

	By:	/s/ CHARLES EDWARD SMITH
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

Signature	Title	Date
/s/ CHARLES EDWARD SMITH Charles Edward Smith	Interim Chief Executive Officer (Principal Executive Officer)	February 27, 2015

/s/ TIMOTHY F. JAEGER Timothy F. Jaeger	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015

/s/ MICHAEL WILLINGHAM Michael Willingham	Director Chairman of the Board	February 27, 2015
/s/ EUGENE DAVIS
Eugene Davis	Director	February 27, 2015

/s/ MARK HOLLIDAY Mark Holliday	Director	February 27, 2015

/s/ DIANE BETH GLOSSMAN Diane Beth Glossman	Director	February 27, 2015

/s/ TIMOTHY R. GRAHAM Timothy R. Graham	Director	February 27, 2015

/s/ MICHAEL RENOFF Michael Renoff	Director	February 27, 2015

/s/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	February 27, 2015

WMI HOLDINGS CORP.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

WMI Holdings Corp. and Subsidiaries Consolidated Balance Sheets—as of December 31, 2014 (Successor), and December 31, 2013 (Successor)	F-3

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Operations— for the year ended December 31, 2014 (Successor), for the year ended December 31, 2013 (Successor), and periods from March 20, 2012 through December 31, 2012 (Successor), and January 1, 2012 through March 19, 2012 (Predecessor)

F-4

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity— for the year ended December 31, 2014 (Successor), for the year ended December 31, 2013 (Successor), and for the periods from March 20, 2012 through December 31, 2012 (Successor), and January 1, 2012 through March 19, 2012 (Predecessor)

F-5

WMI Holdings Corp. and Subsidiaries Consolidated Statements of Cash Flows— for the year ended December 31, 2014 (Successor), for the year ended December 31, 2013 (Successor), and for the periods from March 20, 2012 through December 31, 2012 (Successor), and January 1, 2012 through March 19, 2012 (Predecessor)

F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WMI Holdings Corp.

We have audited the accompanying consolidated balance sheets of WMI Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013 (Successor), and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014 (Successor) and for the period from March 20, 2012 through December 31, 2012 (Successor) and the period from January 1, 2012 through March 19, 2012 (Predecessor). The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WMI Holdings Corp. and its subsidiaries as of December 31, 2014 and 2013 (Successor), and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 (Successor) and for the period from March 20, 2012 through December 31, 2012 (Successor) and the period from January 1, 2012 through March 19, 2012 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

February 27, 2015

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$52,578	$145,904
Cash equivalents held in trust	11,122	33,093
Total investments held in trust	63,700	178,997
Cash and cash equivalents	78,009	11,986
Fixed-maturity securities, at fair value	8,063	72,897
Restricted cash	2,447	115
Accrued investment income	476	1,110
Deferred offering costs	2,568	1,071
Other assets	876	1,462
Total assets	$156,139	$267,638
LIABILITIES and SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$31,220	$105,502
Notes payable - interest	338	1,143
Losses and loss adjustment reserves	18,947	44,314
Losses payable	696	2,517
Unearned premiums	1,094	1,394
Accrued ceding commissions	44	102
Loss contract fair market value reserve	12,549	46,319
Other liabilities	3,021	1,218
Total liabilities	67,909	202,509
Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock, $0.00001 par value; 5,000,000 authorized; 1,000,000 and zero shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.00001 par value; 500,000,000 authorized; 202,343,245 and 201,842,351 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	106,628	77,142
Accumulated (deficit)	(18,400)	(12,015)
Total shareholders’ equity	88,230	65,129
Total liabilities and shareholders’ equity	$156,139	$267,638

The accompanying notes are an integral part of the consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Successor			Predecessor

	Year ended December 31, 2014	Year ended December 31, 2013	Period from March 20 through December 31, 2012	Period from January 1 through March 19, 2012
Revenues:
Premiums earned	$7,169	$10,946	$14,394	$6,177
Net investment income (loss)	1,379	(778)	6,893	3,172
Total revenues	8,548	10,168	21,287	9,349
Expenses:
Losses and loss adjustment expense (benefit)	3,281	(6,159)	18,644	11,467
Ceding commission expense	653	1,325	1,544	768
General and administrative expense	6,526	5,665	4,637	547
Loss contract reserve fair market value change	(33,770)	(5,898)	(10,847)	—
Loss from contract termination	6,563	—	6,151	—
Interest expense	22,225	14,897	13,511	—
Total expenses	5,478	9,830	33,640	12,782
Income (loss) before federal income taxes	3,070	338	(12,353)	(3,433)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	3,070	338	(12,353)	(3,433)
Preferred deemed dividend	(9,455)	—	—	—
Net (loss) income attributable to common shareholders	$(6,385)	$338	$(12,353)	$(3,433)
Basic and diluted net (loss) income per share attributable to common shareholders	$(0.03)	$0.00	$(0.06)	$(3,433.00)
Shares used in computing basic and diluted net (loss) income per share	200,869,928	200,304,068	200,000,000	1,000

The accompanying notes are an integral part of the consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated earnings (deficit)	Total shareholders’ equity
Balance at January 1, 2012 (Predecessor)	1,000	$1	—	$—	$69,879	$105,110	$174,990
Net (loss) from January 1, 2012 to March 19, 2012	—	—	—	—	—	(3,433)	(3,433)
Balance at March 19, 2012 (Predecessor) (Unaudited)	1,000	1	—	—	69,879	101,677	171,557
Fresh Start Adjustments:
Allocated carve-out costs	—	—	—	—	—	23,108	23,108
Cancellation of Predecessor common stock	(1,000)	(1)	—	—	(69,879)	(124,785)	(194,665)
Issuance of common stock	200,000,000	2	—	—	76,598	—	76,600
Balance at March 19, 2012 (Successor)	200,000,000	2	—	—	76,598	—	76,600
Net (loss) from March 20, 2012 to December 31, 2012	—	—	—	—	—	(12,353)	(12,353)
Issuance of common stock under restricted share compensation arrangement	1,156,078	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	143	—	143
Balance at December 31, 2012 (Successor)	201,156,078	2	—	—	76,741	(12,353)	64,390
Net income from January 1, 2013 to December 31, 2013	—	—	—	—	—	338	338
Issuance of common stock under restricted share compensation arrangement	686,273	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	401	—	401
Balance at December 31, 2013 (Successor)	201,842,351	2	—	—	77,142	(12,015)	65,129
Net income from January 1, 2014 to December 31, 2014	—	—	—	—	—	3,070	3,070
Issuance of preferred stock and warrants to purchase common stock, net of offering costs	—	—	1,000,000	—	19,224	—	19,224
Preferred deemed dividend	—	—	—	—	9,455	(9,455)	—
Issuance of common stock under restricted share compensation arrangement	500,894	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	807	—	807
Balance at December 31, 2014 (Successor)	202,343,245	$2	1,000,000	$—	$106,628	$(18,400)	$88,230

The accompanying notes are an integral part of the consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
	Year ended	Year ended	Period from March 20 through	Period from January 1 through
	December 31, 2014	December 31, 2013	December 31, 2012	March 19, 2012
Cash flows from operating activities:
Net income (loss)	$3,070	$338	$(12,353)	$(3,433)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of bond premium or discount	1,663	2,309	1,837	523
Net realized (gain) loss on sale of investments	(436)	1,575	(2,747)	(176)
Unrealized (gain) loss on trading securities	774	3,492	1,410	(1,049)
Equity-based compensation expense	807	401	143	—
Changes in assets and liabilities:
Accrued investment income	634	588	615	309
Other assets	586	338	1,589	(597)
Change in cash equivalents held in trust	21,971	(16,074)	9,230	7,209
Change in restricted cash	(2,332)	25,054	(25,169)	—
Losses and loss adjustment reserves	(25,367)	(38,210)	(58,486)	(1,109)
Losses payable	(1,821)	377	(5,445)	1,662
Unearned premiums	(300)	1,169	(184)	(47)
Accrued ceding commission expense	(58)	(34)	(330)	137
Accrued interest on notes payable	(805)	(333)	1,476	—
Loss contract fair market value reserve	(33,770)	(5,898)	(10,847)	—
Other liabilities	1,803	682	(3,513)	414
Total adjustments	(36,651)	(24,564)	(90,421)	7,276
Net cash (used in) provided by operating activities:	(33,581)	(24,226)	(102,774)	3,843
Cash flows from investing activities:
Purchase of investments	(511,103)	(430,983)	(202,847)	(38,506)
Proceeds from sales and maturities of investments	667,262	482,275	234,096	34,035
Net cash provided by (used in) investing activities:	156,159	51,292	31,249	(4,471)
Cash flows from financing activities:
Cash from reorganization activities				75,000
Proceeds from issuance of preferred stock and warrants to purchase common stock	22,572	—	—	—
Fees incurred relating to preferred stock and warrant issuance	(3,348)	—	—	—
Deferred offering costs	(1,497)	(1,071)	—	—
Notes payable – principal repayments	(78,890)	(36,294)	(2,064)	—
Notes payable – principal issued	4,608	5,524	8,336	—
Net cash provided by (used in) financing activities:	(56,555)	(31,841)	6,272	75,000
Increase (decrease) in cash and cash equivalents	66,023	(4,775)	(65,253)	74,372
Cash and cash equivalents, beginning of period	11,986	16,761	82,014	7,642
Cash and cash equivalents, end of period	$78,009	$11,986	$16,761	$82,014
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$18,272	$9,707	$3,699	$—
Supplementary disclosure of non-cash investing and financing activities:
Notes payable issued in lieu of cash interest payments	$4,608	$5,524	$8,336	$—
Preferred deemed dividend recorded due to beneficial conversion feature	$9,455	$—	$—	$—

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

In connection with the Plan becoming effective, among other things:

●	approximately $6.5 billion was distributed to parties-in-interest on account of their allowed claims;
●	WMIHC received $75.0 million in cash from certain creditors;
●

WMIHC obtained access to a $125.0 million senior credit facility, approximately $25.0 million of which can be used for working capital and $100.0 million of which can be utilized in addition to the amount available for working capital for certain acquisitions and originations, subject to certain criteria and conditions set forth in the Financing Agreement (see Note 9: Financing Arrangements);

●

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

●

WMIHC issued 200,000,000 shares of common stock, of which 194,670,501 shares were issued to new WMIHC shareholders and 5,329,499 shares of common stock were issued and deposited into a Disputed Equity Escrow (as defined in the Plan); and

●

based on our analysis, we believe WMIHC experienced an ownership change under Section 382 of the Internal Revenue Code (the “Code”). Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a net operating loss (“NOL”) carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2014 was approximately $6.00 billion and at December 31, 2014 we believe that there was no limit under Section 382 of the Code on the use of these NOLs (see Note 6: Income Taxes).

Upon emergence from bankruptcy on March 19, 2012, we had limited operations other than WMMRC’s legacy reinsurance business which is being operated in runoff and has not written any new business since September 26, 2008.

WMIHC is authorized to issue up to 500,000,000 shares of common stock, and up to 5,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. On the Effective Date of the Plan and pursuant to its terms, WMIHC issued 200,000,000 shares of common stock, with 194,670,501 shares issued to WMIHC’s new shareholders and 5,329,499 shares issued and deposited into the Disputed Equity Escrow. As of December 31, 2014, 2,921,555 shares of common stock remain on deposit in the Disputed Equity Escrow. As of December 31, 2014, 202,343,245 shares of WMIHC’s common stock were issued and outstanding. On January 30, 2014, 1,000,000 shares of WMIHC’s preferred stock were issued in conjunction with the KKR Transaction, described in Note 8: Financing Arrangements, and remain outstanding as of December 31, 2014.

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

Due to the then deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC ceased assuming new mortgage risks from the primary carriers. Consequently, WMMRC’s continuing operations consist solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. Management does not believe any additional adjustments to the carrying values of assets and liabilities which were recorded at fair market value as a result of fresh start accounting as of March 19, 2012 are required as a result of WMMRC’s runoff status. The reinsurance agreements with Triad, PMI, and UGRIC were commuted on August 31, 2009, October 2, 2012 and April 3, 2014, respectively.

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

The Company classifies certain fixed-maturity investments as trading securities, which are recorded at fair value. The remaining fixed-maturity investments treated as “hold-to-maturity” investments are recorded at amortized cost which, in the case of much of our investment holdings, approximates fair value. As such, changes in unrealized gains and losses on investments held at the balance sheet date are recognized and reported as a component of net investment income on the statement of operations. The Company believes fair value provides better matching of investment earnings to potential cash flow generated from the investment portfolio and reduces subjectivity related to evaluating other-than-temporary impairment on the Company’s investment portfolio. In December 2014, WMIHC liquidated all its fixed-maturity securities in conjunction with the closing of the Series B Preferred Stock Financing. The Company received proceeds of approximately $12.6 million and recognized a nominal gain.

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

Fixed-Maturity Securities

Fixed-maturity securities consist of U.S. Treasury securities, obligations of U.S. government sponsored agencies, commercial paper, commercial mortgage-backed securities, corporate debt securities and foreign corporate debt securities. Fixed-maturity securities held in trust are for the benefit of the primary insurers as more fully described in Note 4: Insurance Activity. Investments in fixed-maturity securities are reported at their estimated fair values or amortized cost (as the case may be) and are classified as trading securities in accordance with applicable accounting guidance. Realized gains and losses on the sale of fixed-maturity securities are determined using the specific identification method and are reported as a component of net investment income within the statement of operations.

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

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $1.1 million and $1.4 million as of December 31, 2014 and December 31, 2013, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $2.3 million and $2.4 million as of December 31, 2014 and December 31, 2013, respectively.

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

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserve includes case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company utilizes the findings of an independent consulting actuary. The consulting actuary estimates ultimate loss rates based upon industry data and claims and exposure data provided by the primary mortgage insurance carriers and assumptions of prepayment speed relative to loans reinsured by the Company. The fully developed ultimate loss rates are then applied to cumulative earned premium and reduced for cumulative losses and loss adjustment expenses paid to arrive at the liability for unpaid losses and loss adjustment expenses. Actuarial methods utilized by the consulting actuary to derive the ultimate loss rates, include the loss development method, simulated loss development method, Bornhuetter-Ferguson method and simulated Bornhuetter-Ferguson method on a paid and incurred basis. Due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (x) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (y) ceded case reserves and IBNR levels reported by the primary mortgage guaranty carriers as of December 31, 2014 and December 31, 2013, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

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

Net (Loss) Income Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period after subtracting the weighted average of any unvested restricted shares outstanding, as these are subject to repurchase. Diluted earnings (loss) per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents (of which we had zero prior to January 30, 2014). If common share equivalents exist, in periods where there is a net loss, diluted loss per common share would be equal to or less than basic loss per common share, since the effect of including any common share equivalents would be antidilutive.

Equity-Based Compensation

On May 22, 2012, WMIHC’s Board of Directors approved the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) to award restricted stock to its non-employee directors and to have a plan in place for awards to executives and others in connection with the Company’s operations and future strategic plans. A total of 2 million shares of common stock were initially reserved for future issuance under the Plan, which became effective upon the Board approval on May 22, 2012. On February 10, 2014, the Board approved and adopted a First Amendment to the 2012 Plan, pursuant to which the number of shares of WMIHC’s common stock reserved and available for grants under the 2012 Plan was increased from 2 million shares to 3 million shares, and that modified the terms under which the 2012 Plan may be amended to permit such an increase through action of the Board except when shareholder approval is necessary to comply with any applicable law, regulation or rule of any stock exchange on which WMIHC’s shares are listed, quoted or traded. The 2012 Plan provides for the granting of restricted shares and other cash and share based awards. The value of restricted stock is determined using the fair market value of the shares on the issuance date.

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

Reclassification

Certain prior year balances have been reclassified to conform with the basis of presentation used as of December 31, 2014.

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

All agreements WMMRC and the primary mortgage insurers are on an excess of loss basis, except for certain reinsurance treaties with GMIC and Radian during 2007 and 2008, which are reinsured on a 50 percent quota share basis. Pursuant to the excess of loss reinsurance treaties, WMMRC reinsures a second loss layer which ranges from 5 percent to 10 percent of the risk in force in excess of the primary mortgage insurer’s first loss percentages which range from 4 percent to 5 percent. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25 to 40 percent.

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

Premiums assumed and earned are as follows for the periods ended December 31, 2014, 2013 and 2012, respectively:

	Successor			Predecessor
	Year ended	Year ended	Period from March 20 through	Period from January 1, 2012 through
	December 31,	December 31,	December 31,	March 19,
	2014	2013	2012	2012
Premiums assumed	$6,869	$12,115	$14,210	$6,130
Change in unearned premiums	300	(1,169)	184	47
Premiums earned	$7,169	$10,946	$14,394	$6,177

The components of the liability for losses and loss adjustment reserves are as follows as of December 31, 2014, 2013 and 2012, respectively:

	December 31,	December 31,	December 31,
	2014	2013	2012
Case-basis reserves	$16,538	$41,159	$66,173
IBNR reserves	110	713	1,298
Premium deficiency reserves	2,299	2,442	15,053
Total losses and loss adjustment reserves	$18,947	$44,314	$82,524

Losses and loss adjustment reserve activity are as follows for the years ended December 31, 2014, 2013 and 2012, respectively:

	December 31,	December 31,	December 31,
	2014	2013	2012
Balance at beginning of period	$44,314	$82,524	$142,119
Incurred (released) - prior periods	3,281	(6,159)	30,111
Paid - prior periods	(28,648)	(32,051)	(89,706)
Total losses and loss adjustment reserves	$18,947	$44,314	$82,524

The loss contract fair market reserve balance is analyzed and adjusted quarterly. The balances in the reserve was $12.5 million at December 31, 2014 and $46.3 million at December 31, 2013. The loss contract fair market reserve was established on March 19, 2012 at $63.1 million (as more fully described in Note 3: Fresh Start Accounting). The fair market value of this reserve was decreased by $33.8 million and $5.9 million and $10.9 million during the periods ended December 31, 2014, 2013 and 2012, respectively, resulting in corresponding decreases in expense of the respective amount for each period.

Note 5: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2014, are as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$6,491	$12	$(28)	$6,475
Corporate debt securities	41,018	531	(65)	41,484
Commercial paper	—	—	—	—
Foreign corporate debt securities	12,693	47	(58)	12,682
Total fixed-maturity securities	60,202	590	(151)	60,641
Less total unrestricted fixed-maturity securities – trading	7,895	179	(11)	8,063
Less total unrestricted fixed-maturity securities – held to maturity	—	—	—	—
Total fixed-maturity securities held in trust	$52,307	$411	$(140)	$52,578

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2013, are as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$15,868	$127	$(163)	$15,832
Corporate debt securities	80,624	1,450	(182)	81,892
Commercial paper	98,929	4	(1)	98,932
Foreign corporate debt securities	22,166	149	(170)	22,145
Total fixed-maturity securities	217,587	1,730	(516)	218,801
Less total unrestricted fixed-maturity securities – trading	7,326	232	(13)	7,545
Less total unrestricted fixed-maturity securities – held to maturity	65,352	—	—	65,352
Total fixed-maturity securities held in trust	$144,909	$1,498	$(503)	$145,904

Amortized cost and estimated fair value of fixed-maturity securities at December 31, 2014 by contractual maturity are as follows:

Maturity in:
2015	$18,698	$18,775
2016-2019	41,504	41,866
Total fixed-maturity securities	$60,202	$60,641

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income (loss) for the periods ending December 31, 2014, 2013 and 2012, respectively, is summarized as follows:

	Successor			Predecessor
	Year ended	Year ended	Period from March 20, 2012 through	Period from January 1 through
	December 31, 2014	December 31, 2013	December 31, 2012	March 19, 2012
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(1,663)	$(2,309)	$(1,837)	$(523)
Investment income on fixed-maturity securities	3,369	6,588	7,232	2,467
Interest income on cash and equivalents	11	10	161	3
Realized net gain (loss) from sale of investments	436	(1,575)	2,747	176
Unrealized (losses) gains on trading securities held at period end	(774)	(3,492)	(1,410)	1,049
Net investment income (loss)	$1,379	$(778)	$6,893	$3,172

The following tables show how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2014 and 2013, respectively:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$3,009	$3,466	$—	$6,475
Corporate debt securities	14,939	26,545		41,484
Commercial paper	—	—	—	—
Foreign corporate debt securities	2,822	9,860	—	12,682
Total fixed-maturity securities	20,770	39,871	—	60,641
Money market funds	88,851	—	—	88,851
Total	$109,621	$39,871	$—	$149,492

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$6,299	$9,533	$—	$15,832
Corporate debt securities	11,891	70,001	—	81,892
Commercial paper	98,932	—	—	98,932
Foreign corporate debt securities	7,652	14,493	—	22,145
Total fixed-maturity securities	124,774	94,027	—	218,801
Money market funds	44,863	—	—	44,863
Total	$169,637	$94,027	$—	$263,664

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at end of the calendar quarter in which the reclassifications occur. During the years ended December 31, 2014 and 2013, $15.8 million and $7.1 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	2014		2013
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Corporate securities	$—	$13,941	$—	$4,598
Foreign corporate debt securities	—	1,810	—	2,537
Total Transfers	$—	$15,751	$—	$7,135

Note 6: Income Taxes

For the years ended December 31, 2014 and December 31, 2013, the Company recorded net income of approximately $3.1 million and $0.3 million, respectively, and recorded a net loss for the year ended December 31, 2012, of $15.8 million. The Company has not recorded an income tax expense or benefit for the years ended December 31, 2014, 2013 or 2012.

	2014	2013	2012
Current federal income tax expense	$—	$—	$—
Provision for doubtful federal income tax receivable	—	—	—
Deferred federal income tax (benefit) expense	—	—	—
Federal income tax benefit	$—	$—	$—

The items accounting for the difference between income taxes computed at the US federal statutory rate and our effective rate were as follows:

	Successor			Predecessor
	Year Ended	Year Ended	Period from	Period from
	December 31, 2014	December 31, 2013	March 20, 2012 through December 31, 2012	January 1, 2012 through March 19, 2012
Income tax at the federal statutory rate of 35%	35%	35%	-35%	-35%
Effect of:
Worthless stock deduction	—	13	(23,718)	—
Cancelation of debt	—	—	2,401	—
As filed adjustments	—	(14,505)	—	—
Adjustments to NOL due to 382 limitation	(9)	—	4,518	—
Change in valuation allowance	(26)	14,457	16,834	35
Effective rate	—%	—%	—%	—%

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Code that apply to property and casualty insurance companies. WMIHC, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the years ending December 31, 2014, 2013, or 2012 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, net operating losses, and unrealized gains and losses on investments. As of December 31, 2014, 2013 and 2012, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

The components of the net deferred tax asset as of December 31, 2014 and 2013, respectively, are as follows:

	2014	2013
Deferred federal income tax asset:
Losses and loss adjustments expenses	$—	$143
Net operating loss carryforward	2,098,597	2,087,490
Accruals and reserves	4,531	16,387
As filed adjustments	214	130
Capital loss carryforward	52,603	52,756
Total deferred federal income tax asset	2,155,945	2,156,906
Deferred federal income tax liabilities:
Net unrealized gains on investments	154	425
Losses and loss adjustments expenses	102	—
Total deferred federal income tax liabilities	256	425
Less: Valuation allowance	2,155,689	2,156,481
Net deferred federal income tax asset	$—	$—

On March 19, 2012, WMIHC emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gives rise to an NOL for the year ended December 31, 2012. Under Section 382 of the Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2014 is approximately $6.00 billion. At December 31, 2014, there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2031. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

The Company accounts for uncertain tax positions in accordance with the income taxes accounting guidance. The Company has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2011 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended December 31, 2014, 2013 and 2012.

Note 7: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaiian-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIHC entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator. Total amounts incurred under these agreements totaled $1.5 million for the year ended December 31, 2014, $1.7 million for the year ended December 31, 2013, $1.5 million for the period from March 20, 2012 to December 31, 2012 and $0.0 for all other periods. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 22, 2012, WMIHC and the Trust entered into the Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees to the Company. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA as amended extends the term of the agreement through April 30, 2015, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

WMIHC is aware that on or about October 14, 2014, the Trust filed a lawsuit in King County Superior Court in the State of Washington against 16 former directors and officers of WMI (the “D&O Litigation”). The Trust’s complaint alleges, among other things, that the defendants named therein breached their fiduciary duties to WMI and committed corporate waste and fraud by squandering WMI’s financial resources.

On December 1, 2014, the Trust filed its Motion for an Order, Pursuant to Sections 105(a) and 362 of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, (A) Approving Settlement Agreement Between WMI Liquidating Trust, Certain Directors and Officer and Insurers and (B) Authorizing and Directing the Consummation Thereof (as amended, modified or supplemented prior to the date hereof, the (“D&O Settlement Motion”).  Among other things, the D&O Settlement Motion sought approval of a settlement among the Trust, certain former directors and officers of WMI and certain insurance carriers that underwrote director and officer liability insurance policies for the benefit of WMI and its affiliates (including such former directors and officers).  At a hearing held on December 23, 2014, the Bankruptcy Court granted the Trust’s D&O Settlement Motion.  On January 5, 2015, certain non-settling officers appealed the Bankruptcy Court’s order granting the D&O Settlement Motion and, as a result, such settlement has not yet been consummated.  If the Bankruptcy Court’s order is affirmed on appeal, then such settlement will, among other things, result in a payment by such insurance carriers to the Trust of $37 million.  It is expected that such payment will constitute Litigation Proceeds (as described above).  In its Quarterly Summary Report for the period ended December 31, 2014, a copy of which was filed by the Trust under Form 8-K on or about January 30, 2015, the Trust estimated that WMIHC would be entitled to receive approximately $9 million out of the $37 million.  The foregoing notwithstanding, this litigation is managed and controlled by the Trust and WMIHC is not involved in the D&O Litigation.  Unless and until the Bankruptcy Court’s order approving the D&O Settlement Order is affirmed and such settlement is consummated, there can be no assurance that WMIHC will recover any amounts on account of the D&O Litigation.

It should be noted that the Trust’s Litigation Subcommittee disclosed in its Form 10-K for the period ended December 31, 2013 that it investigated potential claims against various third parties, including breach of contract claims, breach of fiduciary duty claims, professional malpractice claims, and business tort and antitrust claims. Based on such investigation, the Litigation Subcommittee determined not to assert claims against such third parties, other than those which are currently pending and being litigated.  As a result of the Trust’s public disclosures on these matters, at this time WMIHC believes it is unlikely that it will realize any value on account of Recovery Claims, other than as described above.  Indeed, as of December 31, 2014, WMIHC had not otherwise received any Litigation Proceeds in connection with the foregoing and, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds, other than as described herein.

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. In connection with interest payments due and payable in respect of the Second Lien Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. The aggregate face amount of PIK Notes issued as of December 31, 2014, 2013 and 2012 totals approximately $18.5 million, $13.9 million and $8.3, respectively. Outstanding amounts under these notes totaled approximately, $31.2 million, $105.5 million and $136.3 million as of December 31, 2014, 2013 and 2012, respectively. Approximately $78.9 million, $36.3 million and $2.1 million of First Lien Notes principal was paid during the years ended December 31, 2014, 2013 and 2012, respectively. Interest on First Lien Notes paid in cash totaled approximately $5.2 million, $9.7 million and $3.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, 2013 and 2012, the Collateral Account contained $2.4 million, $0.1 million and $25.0 million, respectively, of cash received from WMMRC which were or will be ultimately used for future administrative expenses, interest and principal payments.  For more information on the ultimate use of the amount available at December 31, 2014, see Note 15: Subsequent Events to our Consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

As of December 31, 2014 and 2013, no loans were outstanding under the Financing Agreement. The facility is secured by substantially all of WMIHC’s assets and the Lenders must have an additional first priority lien on any new business and assets acquired. Pursuant to the terms and conditions of the Financing Agreement, the commitment of the Lenders to extend credit under the Financing Agreement will terminate no later than March 19, 2015.

On January 5, 2015, the Company entered into an agreement for termination of the Financing Agreement, (the “Financing Agreement Termination”).  Pursuant to the Financing Agreement Termination, the Financing Agreement automatically terminated on January 5, 2015 and the Company no longer has or will have access to the funds thereunder. As of January 5, 2015, there were no loans outstanding under the Financing Agreement. For further information on the Financing Agreement Termination, see  Note 15: Subsequent Events, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

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

Pursuant to the terms and conditions of the Note Purchase Agreement, KKR Management has committed to purchase up to $150.0 million aggregate principal amount (at issuance) of subordinated 7.50% PIK notes (the “Subordinated Notes”) from the Company.

The Subordinated Notes may be issued by WMIHC, at WMIHC’s option, in one or more tranches over a three year period, subject to certain terms and conditions, including the conditions that (i) all or substantially all of the proceeds from the issuance of the Subordinated Notes are used by WMIHC to fund the acquisition of the assets of, or equity interests of, or a business line, unit or division of, any entity that has been approved by the Board, (ii) no defaults or events of default shall have occurred under the Note Purchase Agreement and (iii) no violation of certain provisions of the Investor Rights Agreement shall have occurred. KKR Management may refuse to purchase Subordinated Notes from WMIHC in the event that a third party (other than KKR or any of its affiliates) (i) has completed a successful proxy contest against WMIHC or (ii) has publicly initiated or threatened to initiate a proxy contest and, in connection therewith, such third party is granted the right to designate more than one nominee to the Board. Upon such refusal, KKR Management will automatically forfeit a percentage of warrants described below in Note 10: Capital Stock.

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

The Note Purchase Agreement contains covenants that, among other things, limit WMIHC and WMIHC’s restricted subsidiaries ability to:

●	incur additional indebtedness;
●

(i) pay dividends or make other distributions, (ii) purchase, redeem or retire the capital stock of WMIHC, (iii) pay, purchase or redeem, prior to scheduled maturity, certain subordinated obligations and (iv) make certain restricted investments;

●	incur or suffer to exist liens;
●	allow to exist certain restrictions on the ability of WMIHC’s restricted subsidiaries to pay dividends or make other payments to the Company;
●	designate WMIHC’s subsidiaries as unrestricted subsidiaries;
●	enter into transactions with affiliates;
●	dispose of assets; and
●	consolidate, merge or sell all or substantially all of WMIHC’s assets.

Additionally, the Note Purchase Agreement contains covenants that require WMIHC to:

●	file reports with the SEC within certain time periods;
●	cause certain future restricted subsidiaries to guarantee the Subordinated Notes; and
●

make an offer to purchase Subordinated Notes from holders in the event of certain types of change of control of WMIHC or in certain circumstances related to the sale of WMIHC’s or a restricted subsidiary’s assets.

The covenants are subject to a number of important exceptions, limitations and qualifications set forth in the Note Purchase Agreement.

The Subordinated Notes have not been registered under the Securities Act and may not be sold or transferred in the United States without registration or an applicable exemption from the registration requirements. As of December 31, 2014, no Subordinated Notes were outstanding under the Note Purchase Agreement.

On January 5, 2015, the Company as a result of affiliates of KKR purchasing 200,000 shares of Series B Preferred Stock agreed that the parties to the Note Purchase Agreement will execute an amendment to the Note Purchase Agreement that will have the effect of terminating the Note Purchase Agreement immediately following the consummation of the Reincorporation. The amendment to the Note Purchase Agreement also waives any and all defaults, events of default and rights to terminate the Note Purchase Agreement arising as a result of the offering and permits the performance of, and compliance with, all of the terms of the Series B Preferred Stock. Unless and until the Reincorporation is consummated, the Note Purchase Agreement will remain in effect, subject to its terms as amended by the amendment.  For further information on the amendment to the Note Purchase Agreement, see Note 15: Subsequent Events, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

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

As described in Note 9: Financing Arrangements, WMIHC announced that it had entered into (i) the Note Purchase Agreement, (ii) the Investment Agreement and (iii) the Investor Rights Agreement on January 31, 2014.

On January 30, 2014, pursuant to an investment agreement, WMIHC issued  1,000,000 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”) having the terms, rights, obligations and preferences contained in the Articles of Amendment of the Company dated January 30, 2014 (the “Series A Articles of Amendment”) for a purchase price equal to $11.1 million and has issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIHC’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”).

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

KKR Fund’s rights as a holder of the Convertible Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Holders own 50% of the Convertible Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIHC), the Holders will have the right to appoint one of seven directors to the Board. As of March 13, 2014, the Holders have not exercised this right of appointment.

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

●

request the call of a special meeting of the shareholders of WMIHC; seek to make, or make, a shareholder proposal at any meeting of the shareholders of WMIHC; seek the removal of any director from the Board; or make any “solicitation” of “proxies” (as such terms are used in the proxy rules of the SEC) or solicit any written consents of shareholders with respect to any matter;

●

form or join or participate in a “partnership, limited partnership, syndicate or other group” within the meaning of Section 13(d)(3) of the Exchange Act, with respect to any voting securities of WMIHC;

●

make or issue, or cause to be made or issued, any public disclosure, statement or announcement (including filing reports with the SEC) (x) in support of any solicitation described above, or (y) negatively commenting upon WMIHC;

●

except pursuant to any exercise of any Warrant, the conversion of the Convertible Preferred Stock, or the exercise of the Participation Rights, acquire, agree or seek to acquire, beneficially or otherwise, any voting securities of WMIHC (other than securities issued pursuant to a plan established by the Board for members of the Board, a stock split, stock dividend distribution, spin-off, combination, reclassification or recapitalization of WMIHC and its common stock or other similar corporate action initiated by WMIHC);

●

enter into any discussions, negotiations, agreements or undertakings with any person with respect to the foregoing or advise, assist, encourage or seek to persuade others to take any action with respect to the foregoing, except pursuant to mandates granted by WMIHC to raise capital by WMIHC to KKR Capital Markets LLC and its affiliates; or

●	short any of WMIHC’s common stock or acquire any derivative or hedging instrument or contract relating to WMIHC’s common stock.

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

As described above in Note 9: Financing Arrangements in certain circumstances KKR Management may refuse to purchase Subordinated Notes. Upon the occurrence of KKR Management’s refusal, pursuant to and in accordance with the terms and conditions of the Note Purchase Agreement, to purchase Subordinated Notes, Holders will automatically forfeit a percentage of the Warrants. As described in Note 9: Financing Arrangements and Note 15: Subsequent Events, if future events are completed which include the re-incorporation in Delaware, the KKR Purchase Agreement will be terminated.

The foregoing description of (i) the Investor Rights Agreement is qualified in its entirety by reference to the Investor Rights Agreement, which was filed with the SEC as Exhibit 4.2 on Form 8-K on January 31, 2014, and incorporated by reference, (ii) the Warrants are qualified in their entirety by reference to the Form of Tranche A Warrant and Form of Tranche B Warrant, which were filed with the SEC as Exhibits 4.3 and 4.4, respectively, on Form 8-K on January 31, 2014, and incorporated by reference, (iii) the Convertible Preferred Stock is qualified in its entirety by reference to the Series A Articles of Amendment, which were filed with the SEC as Exhibit 4.5 on Form 8-K on January 31, 2014, and incorporated by reference, and the Form of Series A Convertible Preferred Stock Certificate, which was filed with the SEC as Exhibit 4.6 on Form 8-K on January 31, 2014, and incorporated by reference and (iv) the Investment Agreement is qualified in its entirety by reference to the Investment Agreement, which was filed with the SEC as Exhibit 10.1 on Form 8-K on January 31, 2014, and incorporated by reference.

On January 5, 2015, WMIHC in connection with an offering of 600,000 shares of its 3.00% Series B Convertible Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”) filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Designation of Rights and Preferences of the 3.00% Series B Convertible Preferred Stock (the “Certificate of Designation”) creating the Series B Preferred Stock and designating the rights and preferences of the Series B Preferred Stock. For more information on the Series B Preferred Stock see Note 15: Subsequent Events, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

The foregoing descriptions of the Articles of Amendment and the Certificate of Designation are qualified in their entirety by the provisions of the Articles of Amendment and the Certificate of Designation, incorporated by reference herein.

WMIHC issued restricted share grants to members of the Board of Directors totaling $1.3 million, $0.7 million and $0.6 million of aggregate intrinsic value during the years ended December 31, 2014, 2013 and 2012, respectively. The restricted shares vest over a three year period and the resulting unamortized value related to the unvested restricted share grant totals $1.2 million, $0.7 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The unamortized value of $1.2 million at December 31, 2014, if all are ultimately vested will be amortized according to the following schedule.

Amortization Schedule (in thousands)
1st quarter 2015	$201
2nd quarter 2015	162
3rd quarter 2015	162
4th quarter 2015	162
1st quarter 2016	154
2nd quarter 2016	107
3rd quarter 2016	107
4th quarter 2016	107
1st quarter 2017	70
Total unamortized value	$1,232

Net stock-based compensation totaled $807 thousand, $401 thousand and $143 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. The share grants were issued at the fair market value determined to be the trading price at the close of business the respective date the grants were approved by the Board.

A summary of WMIHC’s restricted share award activity for the years ended December 2014, December 31, 2013 and December 31, 2012 is presented below.

	Number of restricted stock awards outstanding	Weighted-average grant date fair value	Aggregate intrinsic value (in thousands)
Outstanding—January 1, 2012	—	$—	$—
Restricted stock awards granted during 2012	1,156,078	0.4761	550
Restricted stock awards released or forfeited during 2012	—	—	—
Outstanding—December 31, 2012	1,156,078	0.4761	550
Restricted stock awards granted during 2013	686,273	1.0200	700
Restricted stock awards released or forfeited during 2013	—	—	—
Outstanding—December 31, 2013	1,842,351	0.6787	1,250
Restricted stock awards granted during 2014	500,894	2.6602	1,332
Restricted stock awards released or forfeited during 2014	—	—	—
Outstanding—December 31, 2014	2,343,245	$1.1023	$2,582

WMIHC has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 1,343,764 on December 31, 2014, 1,456,987 on December 31, 2013 and 1,156,078 on December 31, 2012. The shares subject to repurchase at December 31, 2014 will vest according to the following schedule:

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

A summary of WMIHC’s restricted shares issued and subject to repurchase as of the years ended December 31, 2014, December 31, 2013 and December 31, 2012 is presented below.

Shares subject to repurchase—January 1, 2012	—
Shares issued subject to vesting during 2012	1,156,078
Unvested shares repurchased during 2012	—
Shares vested during 2012	—
Shares subject to repurchase—December 31, 2012	1,156,078
Shares issued subject to vesting during 2013	686,273
Unvested shares repurchased during 2013	—
Shares vested during 2013	(385,364)
Unvested shares—December 31, 2013	1,456,987
Shares issued subject to vesting during 2014	500,894
Unvested shares repurchased during 2014	—
Shares vested during 2014	(614,117)
Unvested shares—December 31, 2014	1,343,764

As of December 31, 2014, 2013 and 2012, 202,343,245, 201,842,351 and 201,156,078 shares, respectively, of WMIHC’s common stock were issued and outstanding. As of December 31, 2014, 1,000,000 shares of WMIHC’s preferred stock were issued and outstanding. As of December 31, 2013 and 2012, no shares of WMIHC’s preferred stock were issued or outstanding. As of December 31, 2014, 61,400,000 Warrants to purchase WMIHC’s common stock were issued and outstanding. No warrants were issued and outstanding at December 31, 2013 or December 31, 2012. See Note 13: Net Income (Loss) Per Common Share for further information on shares used for EPS calculations.

Note 11: Pending Litigation

As of December 31, 2014, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 12: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $54.9 million, $145.8 million and $167.0 million as of December 31, 2014, 2013 and 2012, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by trust agreements, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 8: Notes Payable.

Note 13: Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per share attributable to common shareholders is computed by dividing net income (loss) by the weighted average number of common shares outstanding after subtracting the weighted average of any unvested restricted shares outstanding, as these shares are subject to repurchase. There were no dilutive effects from any equity instruments for any period prior to 2014, therefore diluted net income (loss) per share was the same as basic net income (loss) for periods presented prior to January 30, 2014, and for the year ended December 31, 2014, which reflects a net loss attributable to common shareholders.

Diluted net income per share would be computed by dividing the net income for the period by the weighted average number of common shares outstanding after subtracting the weighted average of any unvested restricted shares outstanding and adding any potentially dilutive common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of warrants for common stock and the potential conversion of preferred shares to common shares, none of which were outstanding prior to January 30, 2014.   There were no dilutive effects for the year ended December 31, 2014 as the Company reported a net loss attributable to common shareholders for the period.

The following table presents the calculation of basic and diluted net income (loss) per share for periods presented (in thousands, except per share data):

	Year ended December 31, 2014	Year ended December 31, 2013	Period from March 20 through December 31, 2012	Period from January 1 through March 19, 2012
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$3,070	$338	$(12,353)	$(3,433)
Preferred deemed dividend	(9,455)	—	—	—
Net (loss) income attributable to common shareholders	$(6,385)	$338	$(12,353)	$(3,433)
Denominator for basic and diluted net income (loss) per share:
Weighted-average shares outstanding	202,208,619	201,419,306	200,298,083	1,000
Weighted-average unvested restricted shares outstanding	(1,338,691)	(1,115,238)	(298,083)	-
Denominator for basic and diluted net income (loss) per share:	200,869,928	200,304,068	200,000,000	1,000
Basic and diluted net (loss) income per share attributable to common shareholders	$(0.03)	$0.00	$(0.06)	$(3,433.00)

Note 14: Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the year ended December 31, 2014, 2013 and 2012, respectively, (in thousands, except per share amounts):

	Total revenue	Net income (loss) attributable to common shareholders	Earnings per share - basic	Earnings per share - diluted
Successor
Year Ended December 31, 2014
First Quarter	$2,834	$(12,835)	$(0.06)	$(0.06)
Second Quarter	2,150	17,322	0.09	0.07
Third Quarter	1,721	(1,299)	(0.01)	(0.01)
Fourth Quarter	1,843	(9,573)	(0.05)	(0.05)
For the Year Ended December 31, 2014	$8,548	$(6,385)	$(0.03)	$(0.03)
Year Ended December 31, 2013
First Quarter	$4,101	$(3,816)	$(0.02)	$(0.02)
Second Quarter	(974)	(2,484)	(0.01)	(0.01)
Third Quarter	3,723	(878)	(0.01)	(0.01)
Fourth Quarter	3,318	7,516	0.04	0.04
For the Year Ended December 31, 2013	$10,168	$338	$0.00	$0.00
Period from March 20, 2012 to December 31, 2012
March 20 to March 31, 2012	$1,922	$472	$0.00	$0.00
Second Quarter	7,447	(8,173)	(0.04)	(0.04)
Third Quarter	7,336	5,299	0.03	0.03
Fourth Quarter	4,582	(9,951)	(0.05)	(0.05)
For the period from March 20, 2012 to December 31, 2012	$21,287	$(12,353)	$(0.06)	$(0.06)
Predecessor
January 1 to March 19, 2012	$9,349	$(3,433)	$(3,433.00)	$(3,433.00)

Note 15: Subsequent Events

On January 5, 2015, WMIHC, in connection with an offering (the “Offering”) of 600,000 shares of Series B Preferred Stock, filed with the Secretary of State of Washington the Articles of Amendment containing the Certificate of Designation creating the Series B Preferred Stock and designating the rights and preferences of the Series B Preferred Stock.

The foregoing descriptions of the Articles of Amendment and the Certificate of Designation are qualified in their entirety by the provisions of the Articles of Amendment and the Certificate of Designation, filed as Exhibits 3.1 and 4.1 of a Form 8-K on January 5, 2015, respectively, and incorporated by reference herein.

On January 5, 2015, in connection with the Offering and pursuant to that certain Purchase Agreement, dated December 19, 2014 (the “Purchase Agreement”), by and among WMIHC, Citigroup Global Markets Inc. (“Citi”) and KKR Capital Markets LLC (“KCM” and, together with Citi, the “Initial Purchasers”), WMIHC entered into a Registration Rights Agreement with the Initial Purchasers (the “Registration Rights Agreement”), pursuant to which WMIHC has agreed that, subject to certain conditions, WMIHC will use its reasonable efforts to (i) file a shelf registration statement covering resales of common stock issuable upon mandatory conversion of the Series B Preferred Stock pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) no later than six months after January 5, 2015 (the “Issue Date”); (ii) file a shelf registration statement covering resales of the Series B Preferred Stock pursuant to Rule 415 under the Securities Act no later than one year after the Issue Date; and (iii) cause each of these shelf registration statements to be declared effective under the Securities Act. The Company has agreed to pay customary expenses, subject to certain limitations.

The foregoing description of the Registration Rights Agreement is qualified in its entirety by the provisions of the Registration Rights Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.1 and incorporated by reference herein.

On January 5, 2015, in connection with the Offering and pursuant to the Purchase Agreement, WMIHC entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent (the “Escrow Agent”), pursuant to which WMIHC will cause to be deposited with the Escrow Agent the amount of $598,500,000, representing the proceeds of the Offering less offering fees payable on the Issue Date but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds will be released from escrow from time to time to WMIHC as instructed by WMIHC in amounts necessary to (i) pay certain fees related to the Offering that may become payable to the Initial Purchasers, (ii) finance WMIHC’s efforts to explore and/or fund, in whole or in part, acquisitions whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses, (iii) pay certain amounts that may become payable to the holders of the Series B Preferred Stock upon the occurrence of certain put events, (iv) pay certain amounts that would become payable to the holders of the Series B Preferred Stock upon a mandatory redemption of the Series B Preferred Stock, and (v) pay certain expenses related to the Offering. The entire net proceeds will be released from escrow as instructed by WMIHC upon a Qualified Acquisition (as defined in the Escrow Agreement).

The foregoing description of the Escrow Agreement is qualified in its entirety by the provisions of the Escrow Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.2 and incorporated by reference herein.

On January 5, 2015, WMIHC entered into an agreement for termination (the “Financing Agreement Termination”) of that certain Financing Agreement, dated as of March 19, 2012, by and among WMIHC, WMI Investment Corp., the lenders party thereto and U.S. Bank National Association, as administrative agent (the “Financing Agreement”). Pursuant to the Financing Agreement Termination, the Financing Agreement automatically terminated on January 5, 2015 and the Company no longer has or will have access to the funds thereunder. As of January 5, 2015, there were no loans outstanding under the Financing Agreement.

The foregoing description of the Financing Agreement Termination is qualified in its entirety by the provisions of the Financing Agreement Termination, filed on Form 8-K on January 5, 2015, as Exhibit 10.3 and incorporated by reference herein.

Pursuant to the Amended and Restated Bylaws of WMIHC (the “Bylaws”), upon termination of the Financing Agreement, Eugene Davis, as the FA Director (as defined in the Bylaws), is required to immediately resign from the Board of Directors of WMIHC. In connection with the execution and delivery of the Financing Agreement Termination, Mr. Davis resigned from the Board on January 5, 2015. Immediately following his resignation, the Board’s Nominating & Corporate Governance Committee recommended to the Board that it reappoint Mr. Davis and the Board reappointed Mr. Davis to fill the vacancy on the Board created by his departure on January 5, 2015. The Board also reappointed Mr. Davis to fill the vacancies created by his departure from the Compensation Committee and the Corporate Strategy and Development Committee. In connection with Mr. Davis’ resignation and immediate reappointment, the Board and the Compensation Committee jointly determined that Mr. Davis’ Board service was not interrupted and constituted “continued service” for purposes of vesting in his outstanding WMIHC restricted stock grants.

On January 5, 2015, in connection with the Offering, WMIHC filed with the Secretary of State of Washington the Articles of Amendment containing the Certificate of Designation, creating the Series B Preferred Stock and designating the rights and preferences of the Series B Preferred Stock.

The foregoing descriptions of the Articles of Amendment and the Certificate of Designation are qualified in their entirety by the provisions of the Articles of Amendment and the Certificate of Designation, filed on Form 8-K on January 5, 2015, as Exhibits 3.1 and 4.1, respectively, and incorporated by reference herein.

On January 5, 2015, WMIHC issued a press release announcing the completion of the Offering. A copy of the press release was filed on Form 8-K on January 5, 2015, as Exhibit 99.1 and is incorporated by reference herein.

The following table reflects pro-forma adjustments recorded on the Company’s December 31, 2014 Balance Sheet to reflect the impact of the Offering and related activities as if it had occurred on December 31, 2014.   This pro-forma financial presentation is based on the best estimates currently available of expenses, some of which are contingent upon future events:

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED PRO_FORMA BALANCE SHEETS

(in thousands, except share data)

	December 31, 2014	Preferred Series B Adjustments		Pro-Forma December 31, 2014
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$52,578	$—		$52,578
Cash equivalents held in trust	11,122	—		11,122
Total investments held in trust	63,700	—		63,700
Cash and cash equivalents	78,009	—		78,009
Fixed-maturity securities, at fair value	8,063	—		8,063
Restricted cash	2,447	598,500	(a)	600,947
Accrued investment income	476	—		476
Deferred offering costs	2,568	(2,568)	(b)	—
Other assets	876	—		876
Total assets	$156,139	$595,932		$752,071
LIABILITIES, MEZZAINE and SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$31,220	$—		$31,220
Notes payable - interest	338	—		338
Losses and loss adjustment reserves	18,947	—		18,947
Losses payable	696	—		696
Unearned premiums	1,094	—		1,094
Accrued ceding commissions	44	—		44
Loss contract fair market value reserve	12,549	—		12,549
Derivative liability - embedded conversion feature	—	66,227	(c)	66,227
Other liabilities	3,021	28,250	(d)	31,271
Total liabilities	67,909	94,477		162,386
Commitments and contingencies
Redeemable and convertible Series B preferred stock, 600,000 shares issued and outstanding	—	501,455	(e)	501,455
Shareholders’ equity:
Convertible Series A preferred stock, $0.00001 par value; 5,000,000 authorized; 1,000,000 and zero shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	—	—		—
Convertible Series B preferred stock, $0.00001 par value; 5,000,000 authorized; 600,000 and zero shares issued and outstanding as of January 5, 2015 and December 31, 2013, respectively	—	—		—
Common stock, $0.00001 par value; 500,000,000 authorized; 202,343,245 and 201,842,351 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	2	—		2
Additional paid-in capital	106,628	—		106,628
Accumulated (deficit)	(18,400)	—		(18,400)
Total shareholders’ equity	88,230	—		88,230
Total liabilities mezzanine and shareholders’ equity	$156,139	$595,932		$752,071

The following notes relate to the table above and should be read in conjunction with the information in such table.

(a)

This adjustment is necessary to give effect to the cash deposited into the Escrow account representing the proceeds of the Offering less offering fees payable on the Issue Date but before payment of other offering fees and expenses, some of which are dependent on future events.

(b)	This adjustments is necessary to properly net the deferred offering costs recorded at December 31, 2014 as a reduction of the net mezzanine liability as of the Issue Date.
(c)	This adjustment reflects the valuation of the embedded derivative created by the variable conversion feature of the Series B Offering.
(d)	This adjustment reflects the current estimate of additional offering fees and expenses, some of which are dependent on future events.
(e)	This adjustment reflects the net Series B preferred shares after deducting paid and contingent offering expenses and the value of the embedded derivative described above.

At December 31, 2014, WMIHC held $2.4 million in restricted cash which had been received from WMMRC during the quarter ended December 31, 2014. Prior to this transfer the use of these assets was restricted as described in Note 12: Restriction on Distribution of Net Assets from Subsidiary. This cash was transferred to WMIHC as restricted cash upon approval for distribution by the Insurance Commissioner of the State of Hawaii. On January 6, 2015, WMIHC repaid $2.3 million of principal and $29 thousand of interest relating to the Runoff Notes. At January 6, 2015 (the date of the $2.3 million principal payment), the remaining outstanding balance of First Lien Runoff Notes was reduced to $665 thousand, and Second Lien Runoff Notes principal balance totaled $28.3 million.

The Form 8-K filed by the Company on December 19. 2014 included an immaterial mistake regarding the number of shares purchased by each Placement Agent. Specifically, KKR Capital Markets purchased (or agreed to purchase) 200,000 shares of the Series B Convertible Stock (not the 400,000 shares disclosed); and Citi purchased (or agreed to purchase) 400,000 shares of the Series B Convertible Stock (not the 200,000 shares disclosed).

Effective February 25, 2015, we increased the number of shares authorized and available for awards under the 2012 Plan from 3.0 million to 12.0 million shares of WMIHC’s common stock, subject to approval of shareholders of WMIHC.

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Here- with
2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as modified by the Modification of Seventh Amended Plan, dated January 9, 2012, the Second Modification of the Seventh Amended Plan, dated January 12, 2012, and the Third Modification of Seventh Amended Plan, dated February 16, 2012.	8-K	2.1	3/1/12

3.1	Amended and Restated Articles of Incorporation of WMI Holdings Corp., dated March 19, 2012, as amended.				X

3.2	Amended and Restated Bylaws of WMI Holdings Corp., dated March 19, 2012, as amended.	10-Q	3.2	5/10/13

4.1	Senior First Lien Notes Indenture, dated March 19, 2012, between WMI Holdings Corp. and Wilmington Trust, National Association, as Trustee.	8-K	4.1	3/23/12

4.2	Senior Second Lien Notes Indenture, dated March 19, 2012, between WMI Holdings Corp. and Law Debenture Trust Company of New York, as Trustee.	8-K	4.2	3/23/12

4.3	Note Purchase Agreement, dated January 30, 2014, between WMI Holdings Corp., the guarantors party thereto and KKR Management Holdings L.P.	8-K	4.1	1/31/14

4.4	Amendment and Waiver to Note Purchase Agreement, dated December 19, 2014, by and among WMI Holdings Corp., the guarantors party thereto, and KKR Management Holdings L.P.	8-K	10.2	12/19/14

4.5	Investor Rights Agreement, dated January 30, 2014, between WMI Holdings Corp., KKR Fund Holdings L.P. and any subsequent shareholder party.	8-K	4.2	1/31/14

4.6	Form of Tranche A Warrant.	8-K	4.3	1/31/14

4.7	Form of Tranche B Warrant.	8-K	4.4	1/31/14

4.8	Form of Series A Convertible Preferred Stock Certificate.	8-K	4.6	1/31/14

10.1	Pledge and Security Agreement, dated March 19, 2012, among WMI Holdings Corp., Wilmington Trust, National Association, Law Debenture Trust Company of New York and U.S. Bank National Association.	8-K	10.2	3/23/12

10.2	Intercreditor Agreement, dated March 19, 2012, among Wilmington Trust, National Association, Law Debenture Trust Company of New York, and U.S. Bank National Association.	8-K	10.4	3/23/12

10.3*	Employment Agreement, dated March 22, 2012, between WMI Holdings Corp. and Weijia “Vicky” Wu.	8-K	10.5	3/23/12

10.4*	Employment Agreement, dated March 22, 2012, between WMI Holdings Corp. and Peter Struck.	8-K	10.6	3/23/12

10.5*	Transition Services Agreement, dated March 22, 2012, between WMI Holdings Corp. and the Liquidating Trust.	8-K	10.7	3/23/12

10.6*	Amendment No. 1 To Transition Services Agreement, dated September 18, 2012, between WMI Holdings Corp. and the Liquidating Trust.	8-K	10.1	9/27/12

10.7*	Amendment No. 2 To Transition Services Agreement, dated December 11, 2014, between WMI Holdings Corp. and the Liquidating Trust.	8-K	10.1	12/17/14

10.8*	Form of Indemnification Agreement.	8-K	10.8	3/23/12

10.9*	Engagement Agreement, dated May 28, 2012, between WMI Holdings Corp. and CXO Consulting Group, LLC.	8-K	99.2	6/4/12

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Here- with

10.10*	Amendment to Engagement Agreement, dated October 23, 2012, between WMI Holdings Corp. and CXO Consulting Group, LLC.	8-K	99.1	10/25/12

10.11	Commutation Agreement and Mutual Release entered into on April 3, 2014 by and between United Guaranty Residential Insurance Company and WM Mortgage Reinsurance Company, Inc.	8-K	10.1	4/7/14

10.12*	Summary of Compensation Arrangements for Non-Employee Directors.	10-K	10.16	3/15/13

10.13*	2012 Long-Term Incentive Plan.	10-K	10.17	3/15/13

10.14*	First Amendment to 2012 Long-Term Incentive Plan.	8-K	99.1	2/13/14

10.15	Second Amendment to 2012 Long-Term Incentive Plan				X
10.16	Investment Agreement, dated January 30, 2014, among WMI Holdings Corp., KKR Fund Holdings L.P. and KKR Management Holdings L.P.	8-K	10.1	1/31/14

10.17	Purchase Agreement, dated December 19, 2014, by and among WMI Holdings Corp., Citigroup Global Markets Inc., and KKR Capital Markets LLC	8-K	10.1	12/19/14

10.18	Voting Agreement and Proxy, dated December 19, 2014, by and between WMI Holdings Corp. and KKR Fund Holdings L.P.	8-K	10.3	12/19/14

10.19	Letter Agreement, dated December 19, 2014, by and among WMI Holdings Corp., KKR Fund Holdings L.P., and KKR Management Holdings L.P.	8-K	10.4	12/19/14

10.20	Form of Voting Agreement	8-K/A	10.5	12/24/14

10.21	Registration Rights Agreement, dated January 5, 2015, by and among WMI Holdings Corp, Citigroup Global Markets Inc., and KKR Capital Markets LLC	8-K	10.1	1/5/15

10.22	Escrow Agreement, dated January 5, 2015, by and between WMI Holdings Corp. and Citibank, N.A.	8-K	10.2	1/5/15
10.23	Financing Agreement, dated March 19, 2012, among WMI Holdings Corp., as borrower, certain lenders party thereto, and U.S. Bank National Association as agent for the lenders	8-K	10.1	3/23/12
10.24	Agreement, dated January 5, 2015, for Termination of the Financing Agreement, dated March 19, 2012, among WMI Holdings Corp., as borrower, certain lenders party thereto, and U.S. Bank National Association as agent for the lenders	8-K	10.3	1/5/15

14	Code of Ethics.	10-K	14	3/15/13

21	List of Subsidiaries of Registrant.	10-K	21	3/15/13

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Here- with
101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Management Contract or Compensatory Plan or Arrangement.