Form 10-Q
period 2015-03-31
WMI HOLDINGS CORP.
filed 2015-05-08
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	202,612,479
(Class)	(Outstanding at May 1, 2015)

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Some of these risks are identified and discussed under Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

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

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$45,816	$52,578
Cash equivalents held in trust	8,838	11,122
Total investments held in trust	54,654	63,700
Cash and cash equivalents	2,765	78,009
Fixed-maturity securities, at fair value	74,183	8,063
Restricted cash	599,588	2,447
Accrued investment income	371	476
Deferred offering costs	—	2,568
Other assets	1,069	876
Total assets	$732,630	$156,139
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK and SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable – principal	$29,838	$31,220
Notes payable – interest	323	338
Losses and loss adjustment reserves	8,287	18,947
Losses payable	411	696
Unearned premiums	934	1,094
Accrued ceding commissions	39	44
Loss contract fair market value reserve	12,549	12,549
Derivative liability - embedded conversion feature	58,967	—
Other liabilities	29,202	3,021
Total liabilities	140,550	67,909
Commitments and contingencies
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000 and zero shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $600,000,000 and zero as of March 31, 2015 and December 31, 2014, respectively	502,213	—
Shareholders’ equity:
Convertible series A preferred stock, $0.00001 par value; 1,000,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014; aggregate liquidation preference of $10 as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value; 500,000,000 authorized; 202,343,245 shares issued and outstanding as of March 31, 2015 and December 31, 2014	2	2
Additional paid-in capital	107,012	106,628
Accumulated (deficit)	(17,147)	(18,400)
Total shareholders’ equity	89,867	88,230
Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$732,630	$156,139

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts and share data)

(Unaudited)

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Revenues:
Premiums earned	$1,349	$2,166
Net investment income	401	668
Total revenues	1,750	2,834
Expenses:
Losses and loss adjustment (benefit) expense	(541)	1,104
Ceding commission expense	123	213
General and administrative expense	2,973	1,447
Unrealized gain on change in fair value of derivative liability - embedded conversion feature	(7,260)	—
Interest expense	954	3,450
Total (benefit) expenses	(3,751)	6,214
Income (loss) before federal income taxes	5,501	(3,380)
Income tax expense (benefit)	—	—
Net income (loss)	5,501	(3,380)
Series B preferred stock dividends	(4,248)	—
Preferred deemed dividend	—	(9,455)
Net income (loss) attributable to common shareholders	$1,253	$(12,835)
Basic net income (loss) per share attributable to common shareholders	$0.01	$(0.06)
Shares used in computing basic net income (loss) per share	201,146,565	200,474,070
Diluted net income (loss) per share attributable to common shareholders	$0.00	$(0.06)
Shares used in computing diluted net income (loss) per share	502,438,861	200,474,070

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REEDEMABLE CONVERTIBLE

PREFERRED STOCK AND CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Series B Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated earnings (deficit)	Total shareholders’ equity
Balance at January 1, 2014	—	$—	—	$—	201,842,351	$2	$77,142	$(12,015)	$65,129
Net income from January 1, 2014 to December 31, 2014	—	—	—	—	—	—	—	3,070	3,070
Issuance of series A preferred stock and warrants to purchase common stock, net of offering costs	—	—	1,000,000	—	—	—	19,224	—	19,224
Preferred deemed dividend	—	—	—	—	—	—	9,455	(9,455)	—
Issuance of common stock under restricted share compensation arrangement	—	—	—	—	500,894	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	807	—	807
Balance at December 31, 2014	—	—	1,000,000	—	202,343,245	2	106,628	(18,400)	88,230
Net income from January 1, 2015 to March 31, 2015	—	—	—	—	—	—	—	5,501	5,501
Issuance of redeemable and convertible series B preferred stock, net of offering costs	600,000	502,213	—	—	—	—	—	—	—
Series B preferred stock dividends	—	—	—	—	—	—	—	(4,248)	(4,248)
Equity-based compensation	—	—	—	—	—	—	384	—	384
Balance at March 31, 2015	600,000	$502,213	1,000,000	$—	202,343,245	$2	$107,012	$(17,147)	$89,867

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Cash flows from operating activities:
Net income (loss)	$5,501	$(3,380)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of premium or discount on fixed maturity securities	179	529
Net realized (gain) loss on sale of investments	(186)	(27)
Unrealized (gain) loss on trading securities	76	(66)
Unrealized (gain) loss on derivative liability - embedded conversion feature	(7,260)	—
Equity-based compensation expense	384	129
Changes in assets and liabilities:
Accrued investment income	105	10
Other assets	(193)	391
Change in cash equivalents held in trust	2,284	(4,798)
Change in restricted cash	(597,141)	9
Losses and loss adjustment reserves	(10,660)	(9,477)
Losses payable	(285)	(1,091)
Unearned premiums	(160)	(127)
Accrued ceding commission expense	(5)	(52)
Accrued interest on notes payable	(15)	21
Other liabilities	715	(698)
Total adjustments	(612,162)	(15,247)
Net cash (used in) provided by operating activities:	(606,661)	(18,627)
Cash flows from investing activities:
Purchase of investments	(100,472)	(249,770)
Proceeds from sales and maturities of investments	41,045	251,655
Net cash (used in) provided by investing activities:	(59,427)	1,885
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants to purchase common stock	600,000	22,572
Fees incurred and paid relating to preferred stock and warrant issuance	(4,276)	(3,234)
Series B preferred stock dividends paid in cash	(3,498)	—
Deferred offering costs	—	(12,048)
Notes payable – principal repayments	(2,300)	—
Notes payable – principal issued	918	1,929
Net cash provided by (used in) financing activities:	590,844	9,219
(Decrease) increase in cash and cash equivalents	(75,244)	(7,523)
Cash and cash equivalents, beginning of period	78,009	11,986
Cash and cash equivalents, end of period	$2,765	$4,463
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$51	$1,500
Supplementary disclosure of non-cash investing and financing activities:
Embedded derivatives on preferred stock issuances	$66,227	$—
Notes payable issued in lieu of cash interest payments	$918	$1,929
Non-cash preferred series B dividends accreted	$750	$—
Accrued fees relating to series B preferred stock issuance	$27,284	$—
Preferred deemed dividend recorded due to beneficial conversion feature	$—	$9,455

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMI HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless otherwise indicated, financial information, including dollar values stated in the text of the notes to financial statements, is expressed in thousands.

References as used herein unless the context requires otherwise, (i) to the “Company,” “we,” “us” or “our” generally are intended to refer to WMI Holdings Corp. and its subsidiaries on a consolidated basis (ii) “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries (iii) “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIHC), and (iv) “WMIIC” means WMI Investment Corp., a wholly-owned subsidiary of WMIHC.

Note 1: The Company and its Subsidiaries

WMI Holdings Corp.

WMI Holdings Corp. (“WMIHC”), is a corporation duly organized and existing under the laws of the State of Washington.  WMIHC is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC”), a Hawaii corporation, and WMI Investment Corp. (“WMIIC”), a Delaware corporation.

On March 19, 2012, (the “Effective Date”), WMIHC emerged from bankruptcy proceedings as the successor to Washington Mutual, Inc. (“WMI”). Upon emergence from bankruptcy, we had limited operations other than WMMRC’s legacy reinsurance business which is being operated in runoff and has not written any new business since September 26, 2008. We continue to operate WMMRC’s business in runoff mode and we are actively seeking acquisition opportunities across a broad array of industries.

As of March 31, 2015, WMIHC was authorized to issue up to 500,000,000 shares of common stock, and up to 5,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. As of March 31, 2015, 202,343,245 shares of WMIHC’s common stock were issued and outstanding. On March 31, 2015 and December 31, 2014, 1,000,000 shares of WMIHC’s Series A Convertible Preferred Stock were issued and outstanding.  As of March 31, 2015 and December 31, 2014, 600,000 and zero shares, respectively, of WMIHC’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) were issued and outstanding.

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

Due to the then deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC ceased assuming new mortgage risks from the primary carriers. Consequently, as of September 26, 2008 WMMRC’s continuing operations consisted solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. Management does not believe any additional adjustments to the carrying values of assets and liabilities which were recorded at fair market value as a result of fresh start accounting as of March 19, 2012 are required as a result of WMMRC’s runoff status. The reinsurance agreements with Triad, PMI and UGRIC were commuted on August 31, 2009, October 2, 2012 and April 3, 2014, respectively.  As a result, WMMRC’s continuing operations consist solely of the runoff of coverage associated with mortgages placed with 4 remaining carriers, GMIC, MGIC, Radian and RMIC.

WMIIC

WMIIC does not currently have any operations and is fully eliminated upon consolidation. Prior to September 26, 2008, WMIIC held a variety of securities and investments; however, such securities and investments have been liquidated and the value thereof distributed in connection with implementing the Company’s Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (as modified, the “Plan”).

Note 2: Significant Accounting Policies

Basis of Presentation

WMIHC resumed filing all periodic reports for a reporting company under the Exchange Act for all periods after the Effective Date. Subsequent to the Effective Date, we have timely filed our Exchange Act periodic reports.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reporting. Certain information and footnote disclosures normally included in the financial statements and prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures included are appropriate. The condensed consolidated balance sheet as of December 31, 2014, included herein, was derived from the audited consolidated financial statements as of that date.

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2015. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

The Company classifies fixed-maturity investments as trading securities, which are recorded at fair value. As such, changes in unrealized gains and losses on investments held at the balance sheet date are recognized and reported as a component of net investment income on the statement of operations. The Company believes fair value provides better matching of investment earnings to potential cash flow generated from the investment portfolio and reduces subjectivity related to evaluating other-than-temporary impairment on the Company’s investment portfolio.

The carrying value of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximates their fair value because of their short term nature.

The carrying value of the derivative liability - embedded conversion feature of the Series B Preferred Stock is adjusted to its fair value as determined using level 3 inputs described below under fair value measurements.

The carrying value of notes payable approximates fair value based on time to maturity, underlying collateral, and prevailing interest rates.

Fair Value Option

The Company has recorded a liability related to a loss contract fair market value reserve (the “Reserve”) and applies Financial Accounting Standards Board (“FASB”) Fair Value Option accounting guidance to this liability. The Reserve was initially established in compliance with Accounting Standards Codification (“ASC”) 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The Company recorded this Reserve to properly value the net economic value of the WMMRC subsidiary. At each reporting date, the Company reassesses the loss contract reserve which may result in a change to this line item in the balance sheet and a corresponding contra-expense which is reflected in the statement of operations. Accordingly, any changes in the reserve at the balance sheet date are recognized and reported within the loss contract reserve fair market value change in the statement of operations. The Company believes Fair Value Option accounting provides better matching of earnings to potential cash flow generated from the WMMRC operating business.

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

Fixed-Maturity Securities

Fixed-maturity securities consist of U.S. Treasury securities, obligations of U.S. government agencies, commercial paper and domestic and foreign corporate debt securities. Fixed-maturity securities held in trust are for the benefit of the primary insurers as more fully described in Note 3: Insurance Activity. Investments in fixed-maturity securities are reported at their estimated fair values and are classified as trading securities in accordance with applicable accounting guidance. Realized gains and losses on the sale of fixed-maturity securities are determined using the specific identification method and are reported as a component of net investment income within the statement of operations.

Cash Equivalents and Investments Held in Trust

Cash equivalents, which include highly liquid overnight money market instruments, and fixed-maturity securities are held in trust for the benefit of the primary insurers, as more fully described in Note 3: Insurance Activity, are subject to the restrictions on distribution of net assets of subsidiaries as described below.

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

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $0.9 million and $1.1 million as of March 31, 2015 and December 31, 2014, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed expected future unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $2.3 million and $2.3 million as of March 31, 2015 and December 31, 2014, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, U.S. Treasury bills and overnight investments. Except as described above in Cash Equivalents and Investments Held in Trust, the Company considers all amounts that are invested in highly liquid overnight money market instruments to be cash equivalents. The FDIC insures amounts on deposit with each financial institution up to limits as prescribed by law. The Company may hold funds with financial institutions in excess of the FDIC insured amount, however, the Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

Restricted cash includes (i) amounts held for the express purposes of paying principal, interest, issuer secondary amounts and related fees on the Runoff Notes (as defined in Note 7: Notes Payable) pursuant to the terms of the Indentures (as defined in Note 7: Notes Payable) and (ii) proceeds of the Series B Preferred Stock offering held in escrow.

Ceding Commission Expense

The Company is required to pay a ceding commission to certain primary insurers pursuant to certain reinsurance agreements.

Losses and Loss Adjustment Reserve

The losses and loss adjustment reserve includes case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company utilizes the findings of an independent consulting actuary. The consulting actuary estimates ultimate loss rates based upon industry data and claims and exposure data provided by the primary mortgage insurance carriers and assumptions of prepayment speed relative to loans reinsured by the Company. The fully developed ultimate loss rates are then applied to cumulative earned premium and reduced for cumulative losses and loss adjustment expenses paid to arrive at the liability for unpaid losses and loss adjustment expenses. Actuarial methods utilized by the consulting actuary to derive the ultimate loss rates include the loss development method, simulated loss development method, Bornhuetter-Ferguson method and simulated Bornhuetter-Ferguson method on a paid and incurred basis. Due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (x) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (y) ceded case reserves and IBNR levels reported by the primary mortgage guaranty carriers as of March 31, 2015 and December 31, 2014, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Loss Contract Fair Market Value Reserve

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

Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period after subtracting the weighted average of any unvested restricted shares outstanding, as these are subject to repurchase. Diluted net income (loss) per common share is computed by dividing net income (loss) applicable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period after subtracting the weighted average of any unvested restricted shares outstanding, as these are subject to repurchase and the effect of all dilutive common stock equivalents. If common share equivalents exist, in periods where there is a net loss, diluted loss per common share would be equal to or less than basic loss per common share, since the effect of including any common share equivalents would be antidilutive.

Equity-Based Compensation

On May 22, 2012, WMIHC’s Board of Directors (the “Board”) approved the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) to award restricted stock to its non-employee directors and to have a plan in place for awards to executives and others in connection with the Company’s operations and future strategic plans. A total of 2 million shares of common stock were initially reserved for future issuance under the 2012 Plan, which became effective upon the Board approval on May 22, 2012. On February 10, 2014, the Board approved and adopted a First Amendment to the 2012 Plan, pursuant to which the number of shares of WMIHC’s common stock reserved and available for grants under the 2012 Plan was increased from 2.0 million shares to 3.0 million shares, and that modified the terms under which the 2012 Plan may be amended to permit such an increase through action of the Board except when shareholder approval is necessary to comply with any applicable law, regulation or rule of any stock exchange on which WMIHC’s shares are listed, quoted or traded. On February 25, 2015, the number of shares authorized and available for awards under the 2012 Plan was increased from 3.0 million to 12.0 million shares of WMIHC’s common stock, subject to approval of shareholders of WMIHC.  This approval was received at the Company’s Annual Meeting of Shareholders on April 28, 2015.  The 2012 Plan provides for the granting of restricted shares, stock options and other cash and share based awards. The value of restricted stock is determined using the fair market value determined to be the trading price at the close of business on the respective date the awards were granted.

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

Reclassification

Certain prior period balances have been reclassified to conform with the basis of presentation used as of March 31, 2015.

Dividend Policy

WMIHC has paid no dividends on its common stock on or after the Effective Date and currently has no plans to pay a dividend on its common stock. The Note Purchase Agreement (as such is defined in Note 8: Financing Arrangements) includes restrictions related to the payment of dividends.

WMIHC has declared and paid $3.5 million of dividends on its Series B Preferred Stock and has accreted an additional $0.7 million of dividends based on the 3% interest rate during the three months ended March 31, 2015.   The Series B Preferred Stock was issued on January 5, 2015, therefore no dividends were due or paid for any prior period.

New Accounting Pronouncements

In April 2015 the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This update, requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

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

Premiums assumed and earned are as follows for the periods ended March 31, 2015 and 2014, respectively:

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Premiums assumed	$1,189	$2,039
Change in unearned premiums	160	127
Premiums earned	$1,349	$2,166

The components of the liability for losses and loss adjustment reserves are as follows as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
Case-basis reserves	$5,888	$16,538
IBNR reserves	100	110
Premium deficiency reserves	2,299	2,299
Total losses and loss adjustment reserves	$8,287	$18,947

Losses and loss adjustment reserve activity are as follows for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
Balance at beginning of period	$18,947	$44,314
Incurred (released) - prior periods	(541)	3,281
Paid - prior periods	(10,119)	(28,648)
Total losses and loss adjustment reserves	$8,287	$18,947

The loss contract fair market reserve balance is analyzed and adjusted quarterly. The balance in the reserve was $12.5 million at March 31, 2015 and $12.5 million at December 31, 2014. The fair market value of this reserve remained unchanged during the three months ended March 31, 2015 and March 31, 2014, respectively. As a result, no corresponding increase or decrease in expense resulted.

Note 4: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at March 31, 2015, are as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$75,474	$6	$(16)	$75,464
Corporate debt securities	28,264	331	(8)	28,587
Commercial paper	4,998	1	—	4,999
Foreign corporate debt securities	10,899	57	(7)	10,949
Total fixed-maturity securities	119,635	395	(31)	119,999
Less total unrestricted fixed-maturity securities	74,041	147	(5)	74,183
Total fixed-maturity securities held in trust	$45,594	$248	$(26)	$45,816

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2014, are as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$6,491	$12	$(28)	$6,475
Corporate debt securities	41,018	531	(65)	41,484
Commercial paper	—	—	—	—
Foreign corporate debt securities	12,693	47	(58)	12,682
Total fixed-maturity securities	60,202	590	(151)	60,641
Less total unrestricted fixed-maturity securities	7,895	179	(11)	8,063
Total fixed-maturity securities held in trust	$52,307	$411	$(140)	$52,578

Amortized cost and estimated fair value of fixed-maturity securities at March 31, 2015 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2015	$85,087	$85,122
2016-2019	34,548	34,877
Total fixed-maturity securities	$119,635	$119,999

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income (loss) for the periods ended March 31, 2015 and 2014, respectively, is summarized as follows:

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(179)	$(529)
Investment income on fixed-maturity securities	413	1,102
Interest income on cash and equivalents	57	2
Realized net gain (loss) from sale of investments	186	27
Unrealized (losses) gains on trading securities held at period end	(76)	66
Net investment income (loss)	$401	$668

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of March 31, 2015:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Class of Securities:
Obligations of U.S. government sponsored enterprises	$71,979	$3,485	$—	$75,464
Corporate debt securities	9,071	19,516	—	28,587
Commercial paper	4,999	—	—	4,999
Foreign corporate debt securities	1,072	9,877	—	10,949
Total fixed-maturity securities	87,121	32,878	—	119,999
Money market funds	11,292	—	—	11,292
Total	$98,413	$32,878	$—	$131,291

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2014:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Class of Securities:
Obligations of U.S. government sponsored enterprises	$3,009	$3,466	$—	$6,475
Corporate debt securities	14,939	26,545		41,484
Commercial paper	—	—	—	—
Foreign corporate debt securities	2,822	9,860	—	12,682
Total fixed-maturity securities	20,770	39,871	—	60,641
Money market funds	88,851	—	—	88,851
Total	$109,621	$39,871	$—	$149,492

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at the end of the calendar quarter in which the reclassifications occur. During the three months ended March 31, 2015 and the year ended December 31, 2014, $0.0 million and $15.8 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	January 1, 2015 to March 31, 2015		January 1, 2014 to December 31, 2014
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of Securities:
Corporate securities	$—	$—	$—	$13,941
Foreign corporate debt securities	—	—	—	1,810
Total transfers	$—	$—	$—	$15,751

Note 5: Income Taxes

For the three months ended March 31, 2015, the Company recorded net income of approximately $5.5 million. Due to projected tax losses for the year ended December 31, 2015 and the existence of net operating loss carry forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the three months ended March 31, 2015. The Company recorded no income tax expense or benefit for the year ended December 31, 2014 due to tax losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to property and casualty insurance companies. WMIHC, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the three months ended March 31, 2015 or the year ended December 31, 2014 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, net operating losses and unrealized gains and losses on investments. As of March 31, 2015 and December 31, 2014, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On March 19, 2012, WMIHC emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gave rise to a NOL for the year ended December 31, 2012. Under Section 382 of the Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2014 is approximately $6.00 billion. At March 31, 2015 there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2031. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

The Company accounts for uncertain tax positions in accordance with the income taxes accounting guidance. The Company has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2011 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended March 31, 2015 and December 31, 2014.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaiian-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIHC entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator. Total amounts incurred under these agreements totaled $0.4 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 22, 2012, WMIHC and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA, as amended, extends the term of the agreement through July 31, 2015, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

If a holder exercised the election described above and, as a result of such election, received shares of WMIHC’s common stock, then such holder’s share of Runoff Notes to which the election was effective (i.e., One Dollar ($1.00) of original principal amount of Runoff Notes for each share of WMIHC’s common stock) were not issued. In addition, as a result of making the aforementioned election, such holders conveyed to WMIHC, and WMIHC retains an economic interest in, the Litigation Proceeds equal to fifty percent (50%) of the Litigation Proceeds to which the electing holder otherwise would have been entitled and such holder’s rights in respect of distributions from the Trust will be adjusted to the extent Litigation Proceeds are received by WMIHC. Distributions, if any, to WMIHC on account of the foregoing will be effected in accordance with the Plan and the court order confirming the Plan.

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

In connection with the D&O Litigation, on December 1, 2014, the Trust filed its Motion for an Order, Pursuant to Sections 105(a) and 362 of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, (A) Approving Settlement Agreement Between WMI Liquidating Trust, Certain Directors and Officer and Insurers and (B) Authorizing and Directing the Consummation Thereof (as amended, modified or supplemented prior to the date hereof, the (“D&O Settlement Motion”).  Among other things, the D&O Settlement Motion sought approval of a settlement among the Trust, certain former directors and officers of WMI and certain insurance carriers that underwrote director and officer liability insurance policies for the benefit of WMI and its affiliates (including such former directors and officers).  At a hearing held on December 23, 2014, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) granted the Trust’s D&O Settlement Motion.  On January 5, 2015, certain non-settling officers appealed the Bankruptcy Court’s order granting the D&O Settlement Motion and, as a result, such settlement has not yet been consummated.  If the Bankruptcy Court’s order is affirmed on appeal, then such settlement will, among other things, result in a payment by such insurance carriers to the Trust of $37.0 million.  It is expected that such payment will constitute Litigation Proceeds (as described above).  In its Quarterly Summary Report for the period ended December 31, 2014, a copy of which was filed by the Trust under Form 8-K on or about January 30, 2015, the Trust estimated that WMIHC would be entitled to receive approximately $9.0 million out of the $37.0 million.  The foregoing notwithstanding, this litigation is managed and controlled by the Trust and WMIHC is not involved in the D&O Litigation.  Unless and until the Bankruptcy Court’s order approving the D&O Settlement Order is affirmed and such settlement is consummated, there can be no assurance that WMIHC will recover any amounts on account of the D&O Litigation.

The Trust’s Litigation Subcommittee disclosed in its Form 10-K for the period ended December 31, 2013 that it investigated potential claims against various third parties, including breach of contract claims, breach of fiduciary duty claims, professional malpractice claims, and business tort and antitrust claims. Based on such investigation, the Litigation Subcommittee determined not to assert claims against such third parties, other than those which are currently pending and being litigated.  As a result of the Trust’s public disclosures on these matters, at this time WMIHC believes it is unlikely that it will realize any value on account of recovery claims, other than as described above.  Indeed, as of March 31, 2015, WMIHC had not received any Litigation Proceeds in connection with the foregoing and, there can be no assurance that WMIHC will receive any value or distributions on account of Litigation Proceeds.

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

The Runoff Notes are secured by, and have a specified priority in right of payment in, a securities or deposit account into which WMIHC is required to deposit distributions it receives of Runoff Proceeds (as defined in the Indentures) (the “Collateral Account”).

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

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payments in cash when no cash was available. In connection with interest payments due and payable in respect of the Second Lien Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payments in cash. The aggregate face amount of PIK Notes issued as of March 31, 2015 and December 31, 2014 totals approximately $19.4 million and $18.5 million, respectively. Outstanding amounts under these notes totaled approximately $29.8 million and $31.2 million as of March 31, 2015 and December 31, 2014, respectively. Approximately $2.3 million and $78.9 million of First Lien Notes principal was paid during the three months ended March 31, 2015, and the year ended December 31, 2014, respectively. Interest on First Lien Notes paid in cash totaled approximately $0.1 million and $1.5 million during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, the Collateral Account contained $3.1 million and $2.4 million, respectively, of cash received from WMMRC which were or will be ultimately used for future administrative expenses, reductions of issuer secondary amounts, interest and principal payments.

Note 8: Financing Arrangements

As of March 19, 2012, a Financing Agreement (the “Financing Agreement”) was entered into by and among WMIHC, WMIIC, the lenders, severally and not jointly, party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders.

Pursuant to the terms and conditions of the Financing Agreement, the commitment of the Lenders to extend credit under the Financing Agreement would have terminated no later than March 19, 2015.  However, on January 5, 2015, the Company entered into an agreement for termination of the Financing Agreement, (the “Financing Agreement Termination”).  Pursuant to the Financing Agreement Termination, the Financing Agreement automatically terminated on January 5, 2015 and the Company no longer has or will have access to the funds thereunder. As of January 5, 2015, there were no loans outstanding under the Financing Agreement.

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

Pursuant to the terms and conditions of the Note Purchase Agreement, KKR Management committed to purchase up to $150.0 million aggregate principal amount (at issuance) of subordinated 7.50% PIK notes from the Company. On January 5, 2015, the Company, as a result of affiliates of KKR purchasing 200,000 shares of Series B Preferred Stock, and other parties to the Note Purchase Agreement executed an amendment to the Note Purchase Agreement that will have the effect of terminating the Note Purchase Agreement as of the planned reincorporation of WMIHC from Washington to Delaware as more fully described in Note 14: Subsequent Events. The amendment to the Note Purchase Agreement also waives any and all defaults, events of default and rights to terminate the Note Purchase Agreement arising as a result of the offering of Series B Preferred Stock and permits the performance of, and compliance with, all of the terms of the Series B Preferred Stock. Until the reincorporation is finalized, the Note Purchase Agreement remains in effect, subject to its terms as amended.  For further information on the reincorporation, see Note 14: Subsequent Events.

Note 9: Capital Stock

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation (the “Articles”), WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of blank check preferred stock, each with a par value of $0.00001 per share. 200,000,000 shares of common stock were issued by WMIHC pursuant to the Plan and in reliance on Section 1145 of the Bankruptcy Code on the Effective Date.

As described in Note 8: Financing Arrangements, WMIHC entered into (i) the Note Purchase Agreement, (ii) the Investment Agreement and (iii) the Investor Rights Agreement on January 30, 2014. On January 30, 2014, pursuant to an investment agreement, WMIHC issued 1,000,000 shares of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”) having the terms, rights, obligations and preferences contained in the Articles of Amendment of WMIHC dated January 30, 2014 for a purchase price equal to $11.1 million and issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIHC’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”).

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

The Warrants have a five-year term from the date of issuance and are subject to customary structural adjustment provisions for stock splits, combinations, recapitalizations and other similar transactions. KKR Fund’s rights as a holder of the Series A Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Series A Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Series A Holders own 50% of the Series A Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIHC), the Series A Holders will have the right to appoint one of seven directors to the Board.

Additionally, until January 30, 2017, the Series A Holders will have the right to purchase up to 50% of any future equity rights offerings or other equity issuance by WMIHC on the same terms as the equity issued to other investors in such transactions, in an aggregate amount of such offerings and issuances by WMIHC of up to $1.0 billion (the “Participation Rights”). The foregoing Participation Rights do not include any issuances of securities by WMIHC constituting any part of the consideration payable by it in connection with any acquisitions or investments (including any rollover equity) or in respect of any employee options or other income compensation. The aggregate beneficial ownership by Series A Holders of equity securities of WMIHC after giving effect to any equity issuances (and on a pro forma basis after taking into account any acquisitions) shall at no time exceed 42.5% of the equity securities of WMIHC without the prior written consent of WMIHC. Any such rights to acquire equity securities are subject to limitation to the extent they would cause a loss of all or substantially all of the benefit of the Company’s tax benefits (as such term is defined in the Articles). Except for the foregoing Participation Rights and the issuance of common stock in respect of the Warrants and the Series A Preferred Stock, KKR Fund and its affiliates shall not purchase or acquire any equity securities of WMIHC or its subsidiaries without WMIHC’s prior written consent, subject to certain exceptions.

In connection with the issuance of the Series A Preferred Stock and the Warrants, KKR Fund and its affiliates agreed that, until December 31, 2016, they will not:

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

●

except pursuant to any exercise of any Warrant, the conversion of the Series A Preferred Stock, or the exercise of the Participation Rights, acquire, agree or seek to acquire, beneficially or otherwise, any voting securities of the Company (other than securities issued pursuant to a plan established by the Board for members of the Board, a stock split, stock dividend distribution, spin-off, combination, reclassification or recapitalization of WMIHC and its common stock or other similar corporate action initiated by WMIHC);

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

The Investor Rights Agreement also provides the Series A Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to common stock (and common stock underlying the Series A Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days.

For as long as the Series A Holders beneficially own any shares of common stock of WMIHC or Convertible Preferred Stock or any of the Warrants, WMIHC has agreed to provide customary Rule 144A information rights, to provide the Series A Holders with regular audited and unaudited financial statements and to allow the Series A Holders or their representatives to inspect WMIHC’s books and records.

The foregoing description of (i) the Investor Rights Agreement is qualified in its entirety by reference to the Investor Rights Agreement, which was filed with the SEC as Exhibit 4.2 on Form 8-K on January 31, 2014, and incorporated by reference, (ii) the Warrants are qualified in their entirety by reference to the Form of Tranche A Warrant and Form of Tranche B Warrant, which were filed with the SEC as Exhibits 4.3 and 4.4, respectively, on Form 8-K on January 31, 2014, and incorporated by reference, (iii) the Series A Preferred Stock is qualified in its entirety by reference to the Articles of Amendment of Articles of Incorporation Containing the Designation of Rights and Preferences of the Series A Convertible Preferred Stock, which were filed with the SEC as Exhibit 4.5 on Form 8-K on January 31, 2014, and incorporated by reference, the Form of Series A Convertible Preferred Stock Certificate, which was filed with the SEC as Exhibit 4.6 on Form 8-K on January 31, 2014, and incorporated by reference, and (iv) the Investment Agreement is qualified in its entirety by reference to the Investment Agreement, which was filed with the SEC as Exhibit 10.1 on Form 8-K on January 31, 2014, and incorporated by reference.

On January 5, 2015, WMIHC in connection with an offering of 600,000 shares of its 3.00% Series B Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”) filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Designation of Rights and Preferences of the 3.00% Series B Preferred Stock (the “Certificate of Designation”) creating the Series B Preferred Stock and designating the rights and preferences of the Series B Preferred Stock.

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

On January 5, 2015, in connection with the offering and pursuant to the Purchase Agreement, WMIHC entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent (the “Escrow Agent”), pursuant to which WMIHC caused to be deposited with the Escrow Agent the amount of $598,500,000, representing the proceeds of the offering of Series B Preferred Stock less offering fees payable on the Issue Date but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds will be released from escrow from time to time to WMIHC as instructed by WMIHC in amounts necessary to (i) pay certain fees related to the offering that may become payable to the Initial Purchasers, (ii) finance WMIHC’s efforts to explore and/or fund, in whole or in part, acquisitions whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses, (iii) pay certain amounts that may become payable to the holders of the Series B Preferred Stock upon the occurrence of certain put events, (iv) pay certain amounts that would become payable to the holders of the Series B Preferred Stock upon a mandatory redemption of the Series B Preferred Stock, and (v) pay certain expenses related to the offering. The entire net proceeds will be released from escrow as instructed by WMIHC upon a Qualified Acquisition (as defined in the Escrow Agreement). The foregoing description of the Escrow Agreement is qualified in its entirety by the provisions of the Escrow Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.2 and incorporated by reference herein.

The Series B Preferred Stock are hybrid financial instruments that blend characteristics of both equity and debt securities.  The terms of the Series B Preferred Stock provide for either redemption of the principal and interest for cash at maturity or in the event of certain predetermined circumstances (“Forward Component”) or mandatory conversion into WMIHC’s common stock (“Embedded Conversion Feature” or “ECF”).  The Series B Preferred Stock also embody contingent equity-linked share price protections on the ECF in the form of a variable conversion price based on a 20 trading day average of volume weighted average price.  The Series B Preferred Stock shall convert based on the outstanding principal and accrued interest, subject to a floor of $1.75 per share of common stock and a maximum of $2.25 per share.  As a result, the Company determined that the Series B Preferred Stock contain certain embedded derivative features.  Management’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion feature option as a derivative liability. The aggregate fair value of the embedded conversion feature was $66.2 million on the date of issuance of the Series B Preferred Stock.  At March 31, 2015 and December 31, 2014 the fair value of the embedded conversion feature was $59.0 million and zero, respectively.  The change in fair value between December 31, 2014, and March 15, 2015 of $7.2 million is included in the condensed consolidated statement of operations for the period ended March 31, 2015.   The Series B Preferred Stock was not issued until January 5, 2015, therefore there was no embedded conversion feature outstanding as of December 31, 2014 and, consequently no change in embedded conversion feature for any quarterly or annual period prior to the period ended March 31, 2015.

WMIHC issued no restricted stock grants during the three months ended March 31, 2015. During the year ended December 31, 2014, WMIHC issued restricted stock grants to members of our Corporate Strategy and Development Committee and our Chairman, Michael Willingham, totaling $0.6 million of aggregate intrinsic value and additionally issued restricted stock grants to members of the Board totaling $0.7 million of aggregate intrinsic value. The restricted shares vest over a three year period and the resulting unamortized value related to the unvested restricted share grants totals $0.8 million and $1.2 million at March 31, 2015 and December 31, 2014, respectively.

The unamortized value of $0.8 million at March 31, 2015, if all are ultimately vested, would be amortized according to the following schedule.

Amortization Schedule (in thousands)	March 31, 2015 Unvested $ value
2nd quarter 2015	$130
3rd quarter 2015	130
4th quarter 2015	130
1st quarter 2016	125
2nd quarter 2016	92
3rd quarter 2016	92
4th quarter 2016	92
1st quarter 2017	57
Total unamortized value	$848

Net equity-based compensation totaled $384 thousand and $129 thousand for the three months ended March 31, 2015 and 2014, respectively. The restricted stock awards were issued at the fair market value determined to be the trading price at the close of business on the respective date the awards were granted.

A summary of WMIHC’s restricted stock award activity for the three months ended March 31, 2015 and year ended December 31, 2014 is presented below:

	Number of restricted stock awards outstanding	Weighted-average grant date fair value	Aggregate intrinsic value (in thousands)
Outstanding—January 1, 2014	1,842,351	$0.6787	$1,250
Restricted stock awards granted during 2014	500,894	2.6602	1,332
Restricted stock awards released or forfeited during 2014	—	—	—
Outstanding—December 31, 2014	2,343,245	1.1023	2,582
Restricted stock awards granted during 2015	—	—	—
Restricted stock awards released or forfeited during 2015	—	—	—
Outstanding—March 31, 2015	2,343,245	$1.1023	$2,582

WMIHC has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 562,676 on March 31, 2015 and 1,343,764 on December 31, 2014. The shares subject to repurchase at March 31, 2015 will vest according to the following schedule:

Vesting schedule of shares subject to repurchase	March 31, 2015 Unvested Shares
2nd quarter 2015	—
3rd quarter 2015	—
4th quarter 2015	—
1st quarter 2016	395,717
2nd quarter 2016	—
3rd quarter 2016	—
4th quarter 2016	—
1st quarter 2017	166,959
Total	562,676

Pursuant to a restricted stock agreement, WMIHC has the right, but not the obligation, to repurchase any unvested (but issued) shares of common stock at $0.0001 per share upon the termination of service in the case of a director.

A summary of the Company’s restricted shares issued and subject to repurchase as of the three months ended March 31, 2015 and year ended December 31, 2014 is presented below:

Vesting schedule of shares subject to repurchase	Unvested Shares
Shares subject to repurchase—January 1, 2014	1,456,987
Shares issued subject to vesting during 2014	500,894
Unvested shares repurchased during 2014	—
Shares vested during 2014	(614,117)
Shares subject to repurchase—December 31, 2014	1,343,764
Shares issued subject to vesting during 2015	—
Unvested shares repurchased during 2015	—
Shares vested during 2015	(781,088)
Shares subject to repurchase—March 31, 2015	562,676

On April 28, 2015, WMIHC issued 269,234 restricted stock grants to members of the Board totaling $0.7 million of aggregate intrinsic value.  The share price was determined based on the closing sales price of $2.60 on the date of the award.

Contingent on the reincorporation of WMIHC from Washington to Delaware as more fully described in Note 14: Subsequent Events,   and as a condition of voluntarily tendering their resignations from the WMIHC Board of Directors and WMIHC accepting the resignation of Mark E. Holliday and Timothy R. Graham as Directors, all restricted shares held by Mr. Holliday and Mr. Graham issued but unvested on the date of reincorporation will be immediately vested. A total of 190,070 shares, which were previously scheduled to vest over the next three years, would vest early (“Early Vesting”).  Of the Early Vesting shares 113,146 were outstanding as of March 31, 2015 and the balance were issued in conjunction with the annual meeting of shareholders on April 28, 2015 as more fully described in Note 14: Subsequent Events.  This Early Vesting resulted in a one-time charge to compensation and a corresponding increase in additional paid in capital totaling $182 thousand during the three months ended March 31, 2015.

As of March 31, 2015 and December 31, 2014, 202,343,245 shares of WMIHC’s common stock were issued and outstanding. As of March 31, 2015 and December 31, 2014, 1,000,000 shares of WMIHC’s Series A Convertible Preferred Stock were issued and outstanding. As of March 31, 2015 and December 31, 2014, 600,000 shares and zero shares of WMIHC’s Series B Preferred Stock were issued and outstanding, respectively. As of March 31, 2015 and December 31, 2014, 61,400,000 warrants to purchase WMIHC’s common stock were issued and outstanding.

See Note 12: Net Income (Loss) Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of March 31, 2015, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $53.4 million and $54.9 million as of March 31, 2015 and December 31, 2014, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by trust agreements, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable.

Note 12: Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per share attributable to common shareholders is computed by dividing net income (loss) by the weighted average number of common shares outstanding after subtracting the weighted average of unvested restricted shares outstanding, as these shares are subject to repurchase. There were no dilutive effects from any equity instruments for periods presented which did not have net income, therefore diluted net income (loss) per share was the same as basic net income (loss) for periods that reflect a net loss.

Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding after subtracting the weighted average of any unvested restricted shares outstanding and adding any potentially dilutive common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of warrants for common stock and the potential conversion of preferred shares to common shares, none of which were outstanding prior to January 30, 2014.   There were no dilutive effects for the three months ended March 31, 2014 or for the year ended December 31, 2014 as the Company reported a net loss attributable to common shareholders for the periods.

The following table presents the calculation of basic net income (loss) per share for periods presented:

(in thousands, except per share data):

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$5,501	$(3,380)
Preferred deemed dividend	—	(9,455)
Series B preferred stock dividends	(4,248)	—
Net income (loss) attributable to common shareholders	$1,253	$(12,835)
Denominator for basic net income (loss) per share:
Weighted-average shares outstanding	202,343,245	201,978,462
Weighted-average unvested restricted shares outstanding	(1,196,680)	(1,504,392)
Denominator for basic net income (loss) per share:	201,146,565	200,474,070
Basic net income (loss) per share attributable to common shareholders	$0.01	$(0.06)

The following table presents the calculation of diluted net income (loss) per share for periods presented:

(in thousands, except per share data):

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$5,501	$(3,380)
Preferred deemed dividend	—	(9,455)
Series B preferred stock dividends	(4,248)	—
Net income (loss) attributable to common shareholders	$1,253	$(12,835)
Denominator for diluted net income (loss) per share:
Weighted-average shares outstanding	202,343,245	201,978,462
Weighted-average unvested restricted shares outstanding	(1,196,680)	(1,504,392)
Effect of dilutive potential shares *	301,292,296	—
Denominator for diluted net income (loss) per share:	502,438,861	200,474,070
Diluted net income (loss) per share attributable to common shareholders	$0.00	$(0.06)

*There were no dilutive effects from any equity instruments for periods presented which did not have net income, therefore diluted net income (loss) per share was the same as basic net income (loss) for periods presented which reflect a net loss.

Note 13: Fair Value Measurement

We use a fair-value approach to value certain liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We use a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of March 31, 2015:

Liabilities	Level 1	Level 2	Level 3	March 31, 2015
Derivative liability - embedded conversion feature	$—	$—	$58,967	$58,967

At December 31, 2014 we had no Level 3 liabilities measured at fair value.

The following table shows the change in Level 3 liability measured at fair value on a recurring basis for the period ended March 31, 2015:

Derivative liability embedded conversion feature
Balance, December 31, 2014	$—
Issuance during 2015	66,227
Unrealized gain on change in fair value	(7,260)
Balance, March 31, 2015	$58,967

On January 5, 2015, WMIHC raised $600 million of capital (less transaction costs) through the issuance of 600,000 Series B Preferred Shares. The shares carry a liquidation preference of $1,000 per share, equal to their initial purchase price. In addition, they have a mandatory redemption right three years from issuance date at a price equal to the initial investment amount, and accrue dividends at 3.00% per annum.

The purpose of the capital raise was principally to pursue strategic acquisitions of operating companies that fit the Company’s desired business model. Management intends to pursue such an acquisition or acquisitions with the proceeds of the capital raise, and should it occur during the three year term of the Series B Preferred Stock, there is a mandatory conversion of these shares into common stock of WMIHC.   Mandatory conversion occurs at a price that is the lesser of:

i)	$2.25 per share of WMIHC common stock (the “Initial Conversion Price”); and
ii)

the arithmetic average of daily volume weighted average prices of WMIHC’s common stock during the 20 trading day period ending on the trading day immediately preceding the public announcement by WMIHC of its entry into a definitive agreement for such acquisition, subject to a floor of $1.75 per share of common stock (the “Floor Price”).

We use a binomial lattice option pricing model to value the embedded conversion feature that is subject to fair value liability accounting. The key inputs which we utilize in the determination of the fair value as of the reporting date include our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the convertible preferred securities and risk-free interest rate. In addition, the model requires the input of an expected probability of occurrence and the timing of a Qualified Acquisition which initiates the mandatory conversion.   The fair value of the embedded conversion feature liability is revalued each balance sheet date utilizing our model computations with the decrease or increase in fair value being reported in the statement of operations as unrealized gain or (loss) on change in fair value of derivative liability - embedded conversion feature, respectively. The primary factors affecting the fair value of the embedded conversion feature liability are the probability of occurrence and timing of a Qualified Acquisition, our stock price and our stock price volatility. In addition, the use of a model requires the input of subjective assumptions, and changes to these assumptions could provide differing results.

Our reported net income was approximately $5.5 million for the three months ended March 31, 2015. If the closing stock price of our common stock had been 10% lower, our net income would have been approximately $37.1 million higher. If the closing stock price of our common stock had been 10% higher, our net income would have been approximately $37.2 million lower. If our volatility assumption on March 31, 2015 had been 10% lower, our net income would have been approximately $11.5 million higher and if our volatility assumption had been 10% higher, our net income would have been approximately $11.3 million lower. If our probability of a transaction occurring assumption on March 31, 2015 had been 10% lower, our net income would have been approximately $6.6 million higher and if our probability of a transaction occurring assumption had been 10% higher, our net income would have been approximately $6.6 million lower.

Note 14: Subsequent Events

At March 31, 2015, WMIHC held $3.1 million in restricted cash which had been received from WMMRC prior to March 31, 2015. Prior to this transfer the use of these assets was restricted as described in Note 11: Restriction on Distribution of Net Assets from Subsidiary. This cash was transferred to WMIHC as restricted cash upon approval for distribution by the Insurance Commissioner of the State of Hawaii. On April 15, 2015, WMIHC fully redeemed the First Lien Notes which included the remaining principal outstanding of $665 thousand of principal and $11 thousand of interest which represented accrued interest through April 14, 2015.  The restricted cash remaining in the Collateral Account will be used to reduce the issuer secondary amount in accordance with the Second Lien Indenture, which totals $9.0 million at March 31, 2015 and continues to earn interest at a coupon rate of 13%.  The issuer secondary amount is required to be paid (payments of issuer secondary amounts occur by transfer from restricted cash to unrestricted cash) prior to any payment of interest and principal on the Second Lien Notes.  The principal balance of the Second Lien Notes totaled $29.2 million at April 30, 2015.

The Company has made its annual restricted stock grants to members of our Board of Directors, totaling $0.7 million of aggregate intrinsic value on April 28, 2015, the date of our Annual Meeting of Shareholders, under the Company’s 2012 Plan in connection with the Company’s director compensation program.

On April 28, 2015, WMIHC’s shareholders approved the planned reincorporation from the State of Washington to the State of Delaware.  As a result of this reincorporation, WMI Holdings Corp. name will change to WMIH Corp., (“WMIH”), WMIH’s Board of Directors will be increased from 7 to up to a maximum of 11 members and WMIH will be authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, each with a par value of $0.00001 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes, included in Item 1 of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the three months ended March 31, 2015 and 2014 and financial condition as of March 31, 2015 and December 31, 2014 (Dollars in thousands, except per share data and as otherwise indicated).

References herein to the “Company,” “we,” “us,” or “our” generally are intended to refer to WMI Holdings Corp. and its subsidiaries on a consolidated basis; “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries; “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIHC); and “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIHC).

FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this report that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks are identified and discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 under Risk Factors in Part I, Item 1A. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

OVERVIEW

Our Business Strategy and Operating Environment

WMIHC is a Washington corporation and is the direct parent of WMMRC and WMIIC.

On the Effective Date, WMIHC emerged from bankruptcy proceedings as the successor to WMI and had limited operations other than WMMRC’s legacy reinsurance business, which is being operated in runoff and has not written any new business since September 26, 2008. We continue to operate WMMRC’s business in runoff mode and our primary strategic objective is to actively seek acquisition opportunities and grow our business.

WMIHC continues to develop an acquisition strategy to identify and evaluate strategic opportunities across a broad array of industries for the purpose of facilitating an acquisition by WMIHC of one or more operating businesses. The Corporate Strategy and Development Committee of our Board of Directors (the “CS&D Committee”) meets regularly with KKR Capital Markets LLC (“KCM”) and our existing management and consultants to discuss and evaluate potential transactions of varying size and across varying industries. During the year ended December 31, 2014, the CS&D Committee met formally and informally numerous times to assess various opportunities. In November of 2014 the Company engaged William Gallagher and Tom Fairfield as consultants to assist the CS&D Committee source and evaluate acquisition opportunities.  As of March 31, 2015, we have not consummated any acquisition transaction. We will continue to work with KCM and our existing management and consultants to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities.  There can be no assurance that any transaction will occur or, if so, on what terms.

In connection with, and in addition to the foregoing, we may explore various financing alternatives to fund our external growth strategy, including improving our capital structure, which may include increasing, reducing and/or refinancing debt, pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing shareholders, launching an exchange offer, and pursuing other transactions involving our outstanding securities.

On January 5, 2015, WMIHC announced that it had completed an offering (the “Series B Preferred Stock Financing”) of 600,000 shares of its 3.00% Series B Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred

Stock”) in the amount of aggregate gross proceeds equal to $600.0 million, pursuant to a Purchase Agreement with Citigroup Global Markets Inc. and KCM, an affiliate of KKR Fund Holdings L.P. (“KKR Fund”) and KKR Management Holdings L.P. (“KKR Management”). The initial net proceeds from the Series B Preferred Stock Financing in the amount of $598.5 million were deposited into an escrow account and initially invested in United States government securities having a maturity of 180 days or less, in certain money market funds, or cash items.  The balance in the escrow account as of March 31, 2015 and December 31, 2014 totaled $596.5 million and $0.0 million, respectively.  The net proceeds of the Series B Preferred Stock Financing will be released from escrow to us from time to time in amounts needed to finance our efforts to explore and fund, in whole or in part, acquisitions whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses. For further information on the Series B Preferred Stock Financing, see Note 9: Capital Stock, to the condensed consolidated financial information in Item 1 of this Quarterly Report on Form 10-Q.

With respect to our current operations, the Company currently operates a single business, WMMRC, whose sole activity is the reinsurance of mortgage insurance policies. WMMRC has been operated in runoff mode since September 26, 2008. Since that date, WMMRC has not underwritten any new policies (and by extension any new risk). WMMRC, through predecessor companies, began reinsuring risks in 1997 and continued reinsuring risks through September 25, 2008.

All of WMMRC’s reinsurance agreements are on an excess of loss basis, except for certain reinsurance treaties with GMIC and Radian during 2007 and 2008, which are reinsured on a 50 percent quota share basis. Pursuant to the excess of loss reinsurance treaties, WMMRC reinsures a second loss layer which ranges from 5 percent to 10 percent of the risk in force in excess of the primary mortgage insurer’s first loss percentages which range from 4 percent to 5 percent. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25 to 40 percent.

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

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in the accompanying condensed consolidated financial statements describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, our values under fresh start accounting, the resulting loss contract fair market value reserve and the valuation of the derivative liability relating to the embedded conversion feature on the Series B Preferred Stock. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

The Company adopted fresh start accounting in accordance with ASC 852 on the Effective Date.

Recently issued accounting standards and their impact on the Company have been presented under “New Accounting Pronouncements” in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Segments

The Company manages its business on the basis of one operating segment, mortgage reinsurance, in accordance with GAAP. Within the mortgage reinsurance segment, our current risks arise solely from the reinsurance of mortgage insurance policies that were placed on certain residential mortgage loans prior to WMI’s bankruptcy. The majority of these policies were required by mortgage lenders as a stipulation to approve the mortgage loans. The mortgage insurance policies protect the beneficiaries of the policy from all or a portion of default-related losses.

Overview of Revenues and Expenses

Because WMIHC has no current significant operations of its own, its cash flow is derived almost entirely from earnings on its investment portfolio, as well as payments it receives from, and dividends paid by, WMMRC. At this time, dividends received by WMIHC from WMMRC, that constitute Runoff Proceeds must be distributed to holders of WMIHC’s Runoff Notes or be distributed as issuer secondary amounts in accordance with the terms of the Indentures as described below in this Item 2 under “Notes Payable.”

WMMRC’s revenues consist primarily of the following:

●	net premiums earned on reinsurance contracts;
●	positive changes to (and corresponding releases from) loss contract reserves; and
●	net investment income and net gains (losses) on WMMRC’s investment portfolio.

WMMRC’s expenses consist primarily of the following:

●	underwriting expenses; and
●	general and administrative expenses.

Results of Operations for the three months ended March 31, 2015 and March 31, 2014

For the three months ended March 30, 2015, we reported net income of $5.5 million, as compared to a net loss of $3.4 million reported for the same period in 2014.  This $8.9 million improvement in operating results is primarily the result of the line item “change in fair value of derivative liability - embedded conversion feature” which resulted in a $7.2 million benefit for the three months ended March 31, 2015. This item is a change in fair market value and is a non-cash item.  It will be analyzed each period and should not be relied upon to produce a benefit of this magnitude on an on-going basis as it could also result in a non-cash expense in future periods.  For additional details on the derivative liability – embedded conversion feature, see Note 13: Fair Value Measurement to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition to this benefit, several other items had an impact on earnings, including increased general and administrative expenses and decreased interest expense.  The interest expense decreased as a result of the significant reductions in our Runoff Note balances discussed further below.  The increased general and administrative expenses are the result of an increase in activity and the timing of expenses relating to preparation for our annual meeting which was held two months earlier than in prior years.  Our revenues decreased, as expected, due to the status of our primary operating subsidiary, WMMRC, operating in runoff mode and the decreasing assets under trust that resulted from prior commutations. However, underwriting expenses were lower as well, resulting in a net positive impact when revenues and related expenses are considered together. The components that gave rise to net income in the three months ended March 31, 2015 and the net loss for the three months ended March 31, 2014 are summarized in the table below under the Net Income (Loss) section.

The total revenue for the three months ended March 31, 2015 was $1.8 million, compared to revenue of $2.8 million for the same period in 2014. The decrease in revenue is largely attributable to the UGRIC commutation which occurred in April, 2014, and investment income which was $0.3 million lower in the current period versus the same period in 2014 primarily due to the decrease in investments. Because WMMRC is operating in runoff mode, we anticipate premiums earned revenue to continue to decrease, as no new business is being undertaken.

Underwriting expenses or recoveries (defined as losses and loss adjustment expenses and ceding commission expenses) decreased by $1.7 million to a $0.4 million benefit for the three months ended March 31, 2015 compared to a net expense of $1.3 million for the three months ended March 31, 2014.  This improvement in expense is related to the operation of WMMRC in runoff mode and the related decrease in revenues. As more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (a) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (b) ceded case reserves and incurred but not recorded (“IBNR”) loss levels reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of March 31, 2015, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $12.5 million. The fair market value of this reserve was $12.5 million at December 31, 2014. There was no change in the value of the reserve during the three months ended March 31, 2015 and 2014.  Consequently, the related impact on expenses relating to the change in value of the loss contract fair market value reserve for the three months ended March 31, 2015 and 2014 was zero for both periods. The loss contract fair market value reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization (described in Note 1: The Company and its Subsidiaries to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q).

For the three months ended March 31, 2015, our investment portfolio reported net investment income of $0.4 million as compared to net investment income of $0.7 million for the same period in 2014. The components of the investment income (loss) are more fully described below in the Net Investment Income (Loss) section.

General and Administrative Expenses

For the three months ended March 31, 2015, our general and administrative expenses totaled $3.0 million, compared to general and administrative expenses totaling $1.4 million for the same period in 2014. The increase relates primarily to increased administrative and consulting costs, increased transaction related costs and the timing of expenses related to our annual meeting which occurred two months earlier than in prior years.

Interest Expense

For the three months ended March 31, 2015, we incurred $1.0 million of interest expense. The Runoff Notes are further described below in this Item 2 under “Notes Payable.” This compares to $3.5 million of interest expense, all of which related to the Runoff Notes, which was incurred during the same period in 2014.  The interest related to Runoff Notes decreased primarily due to the fact that the Runoff Note principal balances have been reduced by a net amount of $77.6 million when comparing the balance as of March 31, 2015 to March 31, 2014, respectively. Because sufficient Runoff Proceeds have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment. For the three months ended March 31, 2015, $0.9 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $51 thousand of interest was paid in cash. Accrued interest expense relating to the runoff notes had a de minimis change from December 31, 2014 to March 31, 2015, yielding net interest expense of $1.0 million for the three months ended March 31, 2015. For the three months ended March 31, 2014, $2.0 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $1.5 million of interest was paid in cash. Accrued interest expense had a de minimis change from December 31, 2013 to March 31, 2014 yielding net interest expense of $3.5 million for the three months ended March 31, 2014.

Net Income (Loss)

Net income for the three months ended March 31, 2015 totaled $5.5 million compared to a net loss of $3.4 million for the same period in 2014. The primary factors impacting the change in net income (loss) for the periods are summarized in the table below.

Three months ended March 31, 2015 versus three months ended March 31, 2014 summary of change in net income (loss)

(in thousands)

	Three months ended
	March 31, 2015	March 31, 2014	Percentage change	Dollar value change
Net revenues	$1,750	$2,834	-38.25%	$(1,084)
Underwriting expenses (net)	(418)	1,317	131.74%	1,735
General and administrative expenses	2,973	1,447	-105.46%	(1,526)
Change in fair value of derivative liability - embedded conversion feature	(7,260)	—	N/A	7,260
Interest expense	954	3,450	72.35%	2,496
Net income (loss)	$5,501	$(3,380)	262.75%	$8,881

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

Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Premiums assumed	$1,189	$2,039
Change in unearned premiums	160	127
Premiums earned	$1,349	$2,166

For the three months ended March 31, 2015, premiums earned totaled $1.3 million, a decrease of $0.9 million when compared to premiums earned of $2.2 million for the same period in 2014. The primary factors contributing to such decreased premiums relates to the commutations which occurred in prior years and WMMRC operating in runoff mode. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the periods ended March 31, 2015 and 2014, respectively, are provided in the following table:

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Losses and loss adjustment (benefit) expense	$(541)	$1,104

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

For the three months ended March 31, 2015 and 2014, the loss or benefit ratios for our business were a benefit ratio of 40 percent and a loss ratio of 51 percent, respectively. The loss or benefit ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. As a result of improvements in economic conditions generally, and the real estate market particularly, incurred losses have been less than previously projected which, in turn, has yielded the improvement in losses (benefits) incurred described above. In addition, loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Beginning in 2013, a majority of WMMRC’s reinsurance arrangements for the 2005 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
Case-basis reserves	$5,888	$16,538
IBNR reserves	100	110
Premium deficiency reserves	2,299	2,299
Total losses and loss adjustment reserves	$8,287	$18,947

Losses and loss adjustment reserve activity are as follows for the periods ended March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
Balance at beginning of period	$18,947	$44,314
Incurred (released) - prior periods	(541)	3,281
Paid - prior periods	(10,119)	(28,648)
Total losses and loss adjustment reserves	$8,287	$18,947

Net Investment Income (Loss)

A summary of our net investment income (loss) for the three months ended March 31, 2015 and 2014, respectively, is as follows:

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(179)	$(529)
Investment income on fixed-maturity securities	413	1,102
Interest income on cash and equivalents	57	2
Realized net gain (loss) from sale of investments	186	27
Unrealized (losses) gains on trading securities held at period end	(76)	66
Net investment income (loss)	$401	$668

Federal Income Taxes

The Company has no current tax liability due as a result of its tax loss position for periods ended March 31, 2015 and 2014 and December 31, 2014. More detailed information regarding the Company’s tax position including net operating loss (“NOL”) carry forwards is provided in Note 6: Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2014 and in Note 5: Income Taxes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Code that apply to mortgage insurance companies. The Company, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIHC during the periods ended March 31, 2014 and December 31, 2014 associated with the Company’s tax liability from the current or preceding periods.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments.

We believe WMIHC experienced an ownership change under Section 382 of the Code in connection with its bankruptcy plan becoming effective. Prior to emergence from bankruptcy, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a NOL carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2014 was approximately $6.00 billion and at March 31, 2015 we believe that there was no limit under Section 382 of the Code on the use of these NOLs. As of March 31, 2015 and December 31, 2014, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We hold investments at both WMIHC and WMMRC and the two portfolios consist entirely of fixed income instruments, including commercial paper and overnight money market funds totaling $131.3 million as of March 31, 2015. In addition, the Company held $3.1 million and $2.4 million of restricted cash in its collateral account at March 31, 2015 and December 31, 2014, respectively. Additionally, the Company held $596.5 million of restricted cash in its escrow account at March 31, 2015.   The escrow account was not established until January 5, 2015, therefore there were no funds in this account at December 31, 2014.  The value of the consolidated Company’s total cash and investments increased during the three months ended March 31, 2015. Cash and investments, which excludes restricted cash of $599.6 million and $2.4 million at March 31, 2015 and December 31, 2014, respectively, totaled $131.6 million and $149.8 million at March 31, 2015 and December 31, 2014, respectively. The primary factor in this decrease in investments was the result of management actively extracting excess capital from WMMRC to reduce debt as more fully described in Note 3: Insurance Activity to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q and from loan losses paid from the funds held in trust for this purpose by WMMRC.

We work with investment broker dealers and, in the case of WMMRC, collateral trustees, in determining whether a market for a financial instrument is active or inactive. We regularly obtain indicative pricing from multiple dealers and compare the level of pricing variances as a way to observe market liquidity for certain investment securities. We also obtain trade history and live market quotations from publicly quoted sources, such as Bloomberg, for trade volume and frequency observation. While we obtain market pricing information from broker dealers, the ultimate fair value of our investments is based on portfolio statements provided by financial institutions that hold our accounts.

During the three months ended March 31, 2015 and the year ended December 31, 2014, $0.0 million and $15.8 million, respectively, of corporate securities that mature within 12 months were transferred from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, for additional information regarding our investment securities.

WMIHC

WMIHC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income.  In December 2014, WMIHC liquidated all its fixed income securities and at December 31, 2014, held a total of $77.3 million cash and equivalents, WMIHC reinvested in fixed maturity securities in January 2015 and at March 31, 2015, WMIHC has $ 69.0 million of investments in government agency securities, all of which will mature within the next 12 months.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. At March 31, 2015, approximately 90% of WMMRC’s investment portfolio was held in four trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, including funds in overnight money market instruments, was valued at approximately $59.9 million and $72.4 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, approximately 42 percent of the portfolio consisted of securities that will mature within the next 12 months and the remainder of the securities will mature between one and five years from March 31, 2015.

Liquidity and Capital Resources

General

WMIHC is organized as a holding company with limited operations of its own. With respect to its own operations, WMIHC has limited continuing cash needs, other than with respect to the payment of general and administrative expenses and interest and principal payments on the Runoff Notes described below in this Item 2 under “Notes Payable.” Interest and principal payments on the Runoff Notes are payable solely from Runoff Proceeds (as defined in the Indentures described below in this Item 2 under “Notes Payable”) received by WMIHC from WMMRC from time to time. Except in limited circumstances described in Note 7: Notes Payable to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Runoff Notes are nonrecourse to WMIHC. In addition, all of our significant operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs, but is being operated in runoff and has not written any new business since September 26, 2008. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIHC does not currently expect to pay dividends on our common shares.

WMIHC has declared and paid $3.5 million of dividends on its Series B Preferred Stock and has accreted an additional $0.7 million of dividends based on the 3% interest rate during the three months ended March 31, 2015.   The Series B Preferred Stock was issued on January 5, 2015, therefore no dividends were due or paid for any prior period.

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

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIHC as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIHC to satisfy its liquidity needs. Any dividend or payment by WMMRC to WMIHC must be approved by the Insurance Commissioner of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIHC’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments, fees paid to it by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Commissioner of the State of Hawaii, cash on hand and cash, cash equivalents and investments held in escrow. In addition, all dividends paid by WMMRC to WMIHC that constitute Runoff Proceeds must first be used to make payments on the Runoff Notes (including second issuer amounts) in accordance with the Indentures.

Our current sources of liquidity include premium receipts, investment income, cash on hand, and approximately $596.5 million cash received and held in escrow and investment securities. Because of the limited nature of WMIHC’s operations, and the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest and principal obligations on the Runoff Notes (only if WMIHC is in receipt of Runoff Proceeds; otherwise WMIHC pays interest using the “payment-in-kind” (“PIK”) option available under the Indentures) and general administrative expenses.

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

WMMRC has net assets totaling $53.4 million and $54.9 million as of March 31, 2015 and December 31, 2014, respectively. These net assets are not immediately available for distribution to WMIHC due to restrictions imposed by the trust arrangements referenced earlier in this report, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIHC are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Capital Structure and Management

WMIHC’s capital structure consists of shareholders’ equity, Series B Preferred Stock proceeds held in escrow and classified as mezzanine and $29.8 million of term debt as of March 31, 2015 represented by the Runoff Notes and governed by the terms of the Indentures. We issued term debt of $130.0 million represented by the Runoff Notes on the Effective Date. As of March 31, 2015 this has subsequently decreased by a net amount of $100.2 million as a result of principal payments totaling $119.6 million net of PIK Notes which have been issued totaling $19.4 million.

On the Effective Date, all shares of common and preferred equity securities previously issued by Washington Mutual, Inc., were cancelled and extinguished. As of the date of this 10-Q, WMIHC is authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share.  Upon reincorporation, which is more fully described in Note 14: Subsequent Events to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and pursuant to WMIH’s Amended and Restated Certificate of Incorporation, WMIH will be authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of March 31, 2015, 202,343,245 shares of WMIHC’s common stock were issued and outstanding; and 1,600,000 shares of its preferred stock were issued and outstanding.

On January 30, 2014, pursuant to an Investment Agreement, WMIHC issued 1,000,000 shares of Series A Preferred Stock for a purchase price of $11.1 million and warrants to purchase 61,400,000 shares of WMIHC’s common stock. The Series A Preferred Stock has rights substantially similar to those associated with WMIHC’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIHC. The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIHC, either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC 470, a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and as an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the warrants, has received other rights pursuant to the Investor Rights Agreement as more fully described in Note 9: Capital Stock, to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following transactions are more fully described in Note 9: Capital Stock, to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On January 5, 2015, WMIHC announced that it had completed the Series B Preferred Stock Financing of 600,000 shares of Series B Preferred Stock for aggregate gross proceeds of $600.0 million, pursuant to a Purchase Agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc. (“Citi”) and KKR Capital Markets LLC (“KCM”) (KCM and, together with Citi, the “Initial Purchasers”).

In connection with the Series B Preferred Stock Financing, WMIHC filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Certificate of Designation creating the Series B Preferred Stock and designating the rights and preferences of the Series B Preferred Stock. Holders of shares of the Series B Preferred Stock are entitled to receive, when, as and if declared, cumulative regular dividends at an annual rate of 3.00% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock, payable in cash. On each date that WMIHC closes any Acquisition (as defined below), outstanding shares of Series B Preferred Stock having an aggregate liquidation preference equal to the net proceeds of the offering utilized in such Acquisition (as defined below), on a pro rata basis, will automatically convert into shares of common stock. In addition, on the date WMIHC closes a Qualified Acquisition (as defined below), all outstanding shares of Series B Preferred Stock will automatically convert into shares of common stock. Each date that WMIHC closes an Acquisition (including a Qualified Acquisition) will be a “Mandatory Conversion Date.” “Acquisition” means any acquisition by WMIHC (or any of its direct or indirect wholly-owned subsidiaries), in a single transaction or a series of transactions, whether by purchase, merger or otherwise, of all or substantially all of the assets of, all the equity interests in, or a business line, unit or division of, any person. “Qualified Acquisition” means an Acquisition that, taken together with prior Acquisitions (if any), collectively utilizes aggregate net proceeds of the offering of $450 million. Unless the Series B Preferred Stock has been previously repurchased at the option of a holder upon the occurrence of certain put events or mandatorily converted, WMIHC will redeem all outstanding shares of Series B Preferred Stock, if any, on the Mandatory Redemption Date which is the third anniversary of January 5, 2015 (or January 5, 2018). WMIHC reincorporated as previously agreed from the State of Washington to the State of Delaware, which resulted in the increase of the size of its Board of Directors from 7 to up to 11 members and the authorization of a number of shares of its common stock sufficient to permit the conversion of all shares of Series B Preferred Stock (collectively, the “Reincorporation”).

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

We believe that our existing capital structure is sufficient to sustain our current business operations and currently do not anticipate incurring additional indebtedness. The foregoing notwithstanding, WMIHC may, subject to market conditions, as well as limitations set forth in the documentation governing the Indentures (described below), incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions.

While WMIHC is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of March 31, 2015, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Indentures impose restrictions on WMMRC’s business activities. During the three months ended March 31, 2015, WMMRC paid $3.0 million in dividends to its parent.

On the Effective Date, WMI and WMIIC (together, the “Debtors”) (and now the WMI Liquidating Trust (the “Trust”) on behalf of the Debtors) continued to dispute whether the interests of certain former holders of “Equity Interests” or “Claims” (in each case as those terms are defined in the Plan) against the Debtors should be allowed. As a result, pursuant to the Plan, on the Effective Date, a “Disputed Equity Escrow” (as defined in the Plan) was created for the benefit of each holder of a “Disputed Equity Interest” (as defined in the Plan). Such Disputed Equity Escrow was created to hold shares of WMIHC’s common stock (as well as any dividends, gains or income attributable in respect of such common stock) allocable, on a pro rata basis, to each holder of such a Disputed Equity Interest if and when such Disputed Equity Interest becomes an “Allowed Equity Interest” (as such term is defined in the Plan). All such Equity Interests will constitute Disputed Equity Interests pursuant to the Plan until such time, or from time to time, as each Disputed Equity Interest has been compromised and settled or allowed or disallowed by a final order of the bankruptcy court.

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

Financing Arrangements

As of March 19, 2012, a Financing Agreement (the “Financing Agreement”) was entered into by and among WMIHC, WMIIC, the lenders, severally and not jointly, party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders, which established a credit facility consisting of (a) a tranche A term loan commitment and a tranche A-1 term loan commitment in the aggregate principal amount of $25.0 million and (b) a tranche B term loan commitment in the aggregate principal amount of $100.0 million. As of March 31, 2015, no loans were outstanding under the Financing Agreement. On January 5, 2015, the Company entered into an agreement for termination (the “Financing Agreement Termination”) of the Financing Agreement. Pursuant to the Financing Agreement Termination, the Financing Agreement automatically terminated on January 5, 2015 and the Company no longer has or will have access to the funds thereunder.

As of January 30, 2014 and pursuant to the terms and conditions of the Note Purchase Agreement, KKR Management committed to purchase up to $150.0 million aggregate principal amount of subordinated 7.50% PIK notes from WMIHC. As of March 31, 2015, WMIHC had not issued any such subordinated notes. On December 19, 2014, the parties to the Note Purchase Agreement executed an amendment that had the effect of terminating the Note Purchase Agreement immediately following the consummation of the Reincorporation, in which case WMIHC will no longer have access to this funding arrangement. The amendment to the Note Purchase Agreement also waives any and all defaults, events of default and rights to terminate the Note Purchase Agreement arising as a result of the Series B Preferred Stock Financing and permits the performance of, and compliance with, all of the terms of the Series B Preferred Stock. The Reincorporation was approved by at our Annual Meeting of Shareholders on April 28, 2015, and we expect to consummate the reincorporation in the near term.

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

The Runoff Notes are secured by, and have a specified priority in right of payment in, (a) a securities or deposit account into which WMIHC deposits distributions it receives of Runoff Proceeds (as defined in the Indentures) (the “Collateral Account”) and (b) the equity interests in, and assets of, either WMMRC, or such other entity as holds (or may hold in the future) WMMRC’s existing portfolio of assets, to the extent a lien has been granted therein (with any such lien subject to regulatory approval).

WMIHC will, and has agreed to cause WMMRC to, deposit all distributions, dividends or other receipts in respect of Runoff Proceeds Distributions (as defined in the Indentures) on the date paid to WMIHC in a Collateral Account established in accordance with the terms of the Indentures. On any interest payment date, payments are made from the Collateral Account and from any other Runoff Proceeds Distributions in the priority set forth in the Indentures. Generally, payments are made first to the Trustees for any fees and expenses, then to WMIHC for an amount equal to the Issuer Priority Amount (as defined in the Indentures), then to the holders of the First Lien Notes for interest and principal, then to WMIHC for an amount equal to the Issuer Secondary Amount (as defined in the Second Lien Indenture), and lastly to the holders of the Second Lien Notes for interest and principal. After payment in full of all interest and principal to the holders of the First Lien Notes and Second Lien Notes, all amounts on deposit in the Collateral Account and any other Runoff Proceeds will be paid to WMIHC. As of March 31, 2015, the total amount payable on account of the issuer secondary amount (inclusive of accrued and unpaid interest) was approximately $9.0 million. The obligations created by the Runoff Notes are nonrecourse to WMIHC (except for certain actions for specific performance) and, except in certain limited circumstances as more fully described in Section 7.16 of the Indentures with respect to Runoff Proceeds Distributions in the Collateral Account or for failure to comply with certain specified covenants relating to (i) the deposit of Runoff Proceeds in the Collateral Account, (ii) payment of Runoff Proceeds in the Collateral Account in accordance with the order of priority established in the Indentures, (iii) failure to seek to obtain the appropriate regulatory approval to permit the dividend of Runoff Proceeds to WMIHC and (iv) the failure to cause WMMRC to deposit Runoff Proceeds into a segregated account.

In connection with certain interest payments due and payable in respect of the First Lien Notes, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. In connection with interest payments due and payable in respect of the Second Lien Notes since inception, WMIHC elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash. The aggregate face amount of PIK Notes issued as of March 31, 2015 and December 31, 2014 totals approximately $19.4 million and $18.5 million, respectively. Outstanding principal amounts under these notes totaled approximately $29.8 million and $31.2 million as of March 31, 2015 and December 31, 2014, respectively. Approximately $2.3 million and $78.9 million of First Lien Notes principal was paid during the three months ended March 31, 2015 and during the year ended December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the Collateral Account contained $3.1 million and $2.4 million, respectively, of cash received from WMMRC which was or will be ultimately used for payments in accordance with the Indentures, including future administrative expenses related to the Indentures, transfers to WMIHC unrestricted cash for issuer secondary amounts and interest and principal payments on the Runoff Notes.

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

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $0.4 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The expense and related income eliminate on consolidation.

On March 22, 2012, WMIHC and the Trust entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees to the Company. The TSA provides the Company with office space for its current employees and basic infrastructure and support services to allow the Company to operate. The TSA as amended, extends the term of the agreement through July 31, 2015, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

If a holder exercised the election described above and, as a result of such election, received shares of WMIHC’s common stock, then such holder’s share of Runoff Notes to which the election was effective (i.e., One Dollar ($1.00) of original principal amount of Runoff Notes for each share of WMIHC’s common stock) were not issued. In addition, as a result of making the aforementioned election, such holders conveyed to, and WMIHC retains an economic interest in, the Litigation Proceeds equal to fifty percent (50%) of the Litigation Proceeds to which the electing holder otherwise would have been entitled and such holder’s rights in respect of distributions from the Trust will be adjusted to the extent Litigation Proceeds are received by WMIHC). Distributions, if any, to WMIHC on account of the foregoing will be effected in accordance with the Plan and the court order confirming the Plan.

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

In connection with the D&O Litigation, on December 1, 2014, the Trust filed its Motion for an Order, Pursuant to Sections 105(a) and 362 of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, (A) Approving Settlement Agreement Between WMI Liquidating Trust, Certain Directors and Officer and Insurers and (B) Authorizing and Directing the Consummation Thereof (as amended, modified or supplemented prior to the date hereof, the (“D&O Settlement Motion”).  Among other things, the D&O Settlement Motion sought approval of a settlement among the Trust, certain former directors and officers of WMI and certain insurance carriers that underwrote director and officer liability insurance policies for the benefit of WMI and its affiliates (including such former directors and officers).  At a hearing held on December 23, 2014, the Bankruptcy Court granted the Trust’s D&O Settlement Motion.  On January 5, 2015, certain non-settling officers appealed the Bankruptcy Court’s order granting the D&O Settlement Motion and, as a result, such settlement has not yet been consummated.  If the Bankruptcy Court’s order is affirmed on appeal, then such settlement will, among other things, result in a payment by such insurance carriers to the Trust of $37.0 million.  It is expected that such payment will constitute Litigation Proceeds (as described above).  In its Quarterly Summary Report for the period ended December 31, 2014, a copy of which was filed by the Trust under Form 8-K on or about January 30, 2015, the Trust estimated that WMIHC would be entitled to receive approximately $9.0 million out of the $37.0 million.  The foregoing notwithstanding, this litigation is managed and controlled by the Trust and WMIHC is not involved in the D&O Litigation.  Unless and until the Bankruptcy Court’s order approving the D&O Settlement Order is affirmed and such settlement is consummated, there can be no assurance that WMIHC will recover any amounts on account of the D&O Litigation.

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

As a result of the reorganization an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated at each reporting date for changes to its value. As of March 31, 2015, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $12.5 million. The fair market value of this reserve was $12.5 million at December 31, 2014. The fair market value of this reserve remained unchanged during the three months ended March 31, 2015 and March 31, 2014, respectively. As a result no corresponding increase or decrease in expense resulted. The fair market value of this reserve will ultimately be reduced to $0.0, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see Note 2: Significant Accounting Policies in Item 1 of this Quarterly Report on Form 10-Q.

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

In conjunction with the Series B Preferred Stock offering, the Company is contractually committed to make certain fee payments if future events occur.  One of these events relates to the reincorporation which was approved on April 28, 2015 at our Annual Meeting of Shareholders. These fees are recorded and presented on our Balance Sheet as other liabilities.   The total balance of $29.2 million of other liabilities is comprised of $27.3 million of accrued fees relating to the Series B Preferred Stock offering, an accrual for professional fees of approximately $1.0 million, $0.7 of accreted dividends relating to the Series B Preferred Stock and several small accruals for recurring business expenses.

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

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management has evaluated, under the supervision and with the participation of our Interim Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of March 31, 2015. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2015, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of March 31, 2015, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in our risk factors from those disclosed in such Annual Report.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of WMI Holdings Corp., dated March 19, 2012, as amended.	10-K	3.1	2/27/15
3.2	Amended and Restated Bylaws of WMI Holdings Corp., dated March 19, 2012, as amended.	10-Q	3.2	5/10/13
10.1	Registration Rights Agreement, dated January 5, 2015, by and among WMI Holdings Corp, Citigroup Global Markets Inc., and KKR Capital Markets LLC.	8-K	10.1	1/05/15
10.2	Escrow Agreement, dated January 5, 2015, by and between WMI Holdings Corp. and Citibank, N.A.	8-K	10.2	1/05/15
10.3	Agreement, dated January 5, 2015, for Termination of the Financing Agreement, dated as of March 19, 2012, by and among WMI Holdings Corp., the guarantors party thereto, the lenders from time to time party thereto, and U.S. Bank National Association.	8-K	10.3	1/05/15
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMI HOLDINGS CORP.
(Registrant)
Dated: May 8, 2015	By:	/s/ Charles Edward Smith
	Name:	Charles Edward Smith
	Title:	Interim Chief Executive Officer
Dated: May 8, 2015	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer