Form 10-Q
period 2015-06-30
WMIH CORP.
filed 2015-08-07
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25188

WMIH Corp.

(Exact name of registrant as specified in its charter)

Delaware	91-1653725
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
800 FIFTH AVENUE, SUITE 4100 SEATTLE, WASHINGTON	98104
(Address of principal executive offices)	(Zip Code)

(206) 922-2957

(Registrant’s telephone number, including area code)

WMI Holdings Corp.

1201 Third Avenue, Suite 3000, Seattle, WA 98101

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	206,168,035
(Class)	(Outstanding at August 1, 2015)

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

* * * * *

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, (i) the terms “we,” “us,” “our” or “Company” refer collectively to WMIH Corp. (formerly WMI Holdings Corp.) and its consolidated subsidiaries; (ii) “WMIH” refers only to WMIH Corp., without regard to its subsidiaries; (iii) “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries; (iv)  “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); and (v)  “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIH).

WMIH CORP.

FORM 10-Q

PART

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$39,241	$52,578
Cash equivalents held in trust	6,961	11,122
Total investments held in trust	46,202	63,700
Cash and cash equivalents	19,351	78,009
Fixed-maturity securities, at fair value	68,103	8,063
Restricted cash	582,687	2,447
Accrued investment income	295	476
Deferred offering costs	—	2,568
Other assets	999	876
Total assets	$717,637	$156,139
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK and SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$29,173	$31,220
Notes payable - interest	316	338
Losses and loss adjustment reserves	7,308	18,947
Losses payable	431	696
Unearned premiums	917	1,094
Accrued ceding commissions	42	44
Loss contract fair market value reserve	9,766	12,549
Derivative liability - embedded conversion feature	141,425	—
Other liabilities	13,767	3,021
Total liabilities	203,145	67,909
Commitments and contingencies
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000 and zero shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $600,000,000 and zero as of June 30, 2015 and December 31, 2014, respectively	502,213	—
Shareholders’ equity:
Convertible series A preferred stock, $0.00001 par value; 1,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014; aggregate liquidation preference of $10 as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value; 3,500,000,000 authorized; 206,168,035 and 202,343,245 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	2	2
Additional paid-in capital	107,407	106,628
Accumulated (deficit)	(95,130)	(18,400)
Total shareholders’ equity	12,279	88,230
Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$717,637	$156,139

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts and share data)

(Unaudited)

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Revenues:
Premiums earned	$1,342	$1,713	$2,691	$3,879
Net investment income	128	437	529	1,105
Total revenues	1,470	2,150	3,220	4,984
Operating expenses:
Losses and loss adjustment expense (benefit)	223	2,885	(318)	3,989
Ceding commission expense	120	150	243	363
General and administrative expense	2,306	2,016	5,279	3,463
Loss contract reserve fair market value change	(2,783)	(30,287)	(2,783)	(30,287)
Loss from contract termination	—	6,563	—	6,563
Interest expense	951	3,501	1,905	6,951
Total operating expense (benefit)	817	(15,172)	4,326	(8,958)
Net operating income (loss)	653	17,322	(1,106)	13,942
Other (income) and expenses:
Other income	(8,322)	—	(8,322)	—
Unrealized loss on change in fair value of derivative liability - embedded conversion feature	82,458	—	75,198	—
Total other expense:	74,136	—	66,876	—
(Loss) income before federal income taxes	(73,483)	17,322	(67,982)	13,942
Income tax expense (benefit)	—	—	—	—
Net (loss) income	(73,483)	17,322	(67,982)	13,942
Series B preferred stock dividends	(4,500)	—	(8,748)	—
Preferred deemed dividend	—	—	—	(9,455)
Net (loss) income attributable to common shareholders	$(77,983)	$17,322	$(76,730)	$4,487
Basic net (loss) income per share attributable to common shareholders	$(0.39)	$0.09	$(0.38)	$0.02
Shares used in computing basic net (loss) income per share	201,887,091	200,999,481	201,518,874	200,738,227
Diluted net (loss) income per share attributable to common shareholders	$(0.39)	$0.07	$(0.38)	$0.02
Shares used in computing diluted net (loss) income per share	201,887,091	243,587,216	201,518,874	235,963,104

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Series B Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated earnings (deficit)	Total shareholders’ equity
Balance at January 1, 2014	—	$—	—	$—	201,842,351	$2	$77,142	$(12,015)	$65,129
Net income from January 1, 2014 to December 31, 2014	—	—	—	—	—	—	—	3,070	3,070
Issuance of series A preferred stock and warrants to purchase common stock, net of offering costs	—	—	1,000,000	—	—	—	19,224	—	19,224
Preferred deemed dividend	—	—	—	—	—	—	9,455	(9,455)	—
Issuance of common stock under restricted share compensation arrangement	—	—	—	—	500,894	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	807	—	807
Balance at December 31, 2014	—	—	1,000,000	—	202,343,245	2	106,628	(18,400)	88,230
Net (loss) from January 1, 2015 to June 30, 2015	—	—	—	—	—	—	—	(67,982)	(67,982)
Issuance of redeemable convertible series B preferred stock, net of offering costs	600,000	502,213	—	—	—	—	—	—	—
Series B preferred stock dividends	—	—	—	—	—	—	—	(8,748)	(8,748)
Issuance of common stock under restricted share compensation arrangement	—	—	—	—	3,824,790	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	779	—	779
Balance at June 30, 2015	600,000	$502,213	1,000,000	$—	206,168,035	$2	$107,407	$(95,130)	$12,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Cash flows from operating activities:
Net (loss) income	$(67,982)	$13,942
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of premium or discount on fixed maturity securities	323	958
Net realized (gain) loss on sale of investments	(267)	(415)
Unrealized (gain) loss on trading securities	273	368
Unrealized (gain) loss on derivative liability - embedded conversion feature	75,198	—
Equity-based compensation expense	779	373
Changes in assets and liabilities:
Accrued investment income	181	190
Other assets	(123)	401
Change in cash equivalents held in trust	4,161	26,478
Change in restricted cash	(580,240)	(79,755)
Losses and loss adjustment reserves	(11,639)	(20,652)
Losses payable	(265)	(1,717)
Unearned premiums	(177)	(167)
Accrued ceding commission expense	(2)	(51)
Accrued interest on notes payable	(22)	30
Loss contract fair market value reserve	(2,783)	(30,287)
Other liabilities	314	(761)
Total adjustments	(514,289)	(105,007)
Net cash (used in) operating activities:	(582,271)	(91,065)
Cash flows from investing activities:
Purchase of investments	(130,252)	(341,313)
Proceeds from sales and maturities of investments	83,220	412,163
Net cash (used in) provided by investing activities:	(47,032)	70,850
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants to purchase common stock	600,000	22,572
Fees incurred and paid relating to preferred stock and warrant issuance	(19,310)	(3,234)
Series B preferred stock dividends paid in cash	(7,998)	—
Deferred offering costs	—	(12,048)
Notes payable – principal repayments	(2,965)	—
Notes payable – principal issued	918	2,763
Net cash provided by financing activities:	570,645	10,053
(Decrease) in cash and cash equivalents	(58,658)	(10,162)
Cash and cash equivalents, beginning of period	78,009	11,986
Cash and cash equivalents, end of period	$19,351	$1,824
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$1,009	$4,157
Supplementary disclosure of non-cash investing and financing activities:
Embedded derivatives on preferred stock issuances	$66,227	$—
Notes payable issued in lieu of cash interest payments	$918	$2,763
Non-cash preferred series B dividends accrued	$750	$—
Accrued fees relating to series B preferred stock issuance	$12,250	$—
Preferred deemed dividend recorded due to beneficial conversion feature	$—	$9,455

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless otherwise indicated, financial information, including dollar values stated in the text of the notes to financial statements, is expressed in thousands.

References as used herein unless the context requires otherwise, (i) to the “Company,” “we,” “us” or “our” generally are intended to refer to WMIH Corp. (formerly WMI Holdings Corp.) and its subsidiaries on a consolidated basis; (ii) “WMIH” refers only to WMIH Corp., without regard to its subsidiaries; (iii) “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries; (iv) “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); and (v) “WMIIC” means WMI Investment Corp., a wholly-owned subsidiary of WMIH.

Note 1: The Company and its Subsidiaries

WMIH Corp.

WMIH Corp. (“WMIH”) is a corporation duly organized and existing under the laws of the State of Delaware.  On May 11, 2015, WMIH merged with its parent corporation, WMI Holdings Corp. (“WMIHC”), a Washington corporation, with WMIH as the surviving corporation in the merger (the “Merger”).   The Merger occurred as part of the reincorporation of WMIHC to the State of Delaware effective May 11, 2015 (the “Reincorporation Date”).

The complete Agreement and Plan of Merger, WMIH Corp. Amended and Restated Certificate of Incorporation, and WMIH Corp. Amended and Restated Bylaws were filed with the Securities and Exchange Commission (“SEC”) as Exhibits 2.1, 3.1 and 3.2 on Form 8-K12G3 on May 13, 2015, and are incorporated herein by reference.

WMIH, formerly known as WMIHC and Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC”), a Hawaii corporation, and WMI Investment Corp. (“WMIIC”), a Delaware corporation.

Upon emergence from bankruptcy on March 19, 2012 (the “Effective Date”), we had limited operations other than WMMRC’s legacy reinsurance business which is being operated in runoff and has not written any new business since September 26, 2008. We continue to operate WMMRC’s business in runoff mode and we are actively seeking acquisition opportunities across a broad array of industries.

As of June 30, 2015, WMIH is authorized to issue up to 3,500,000,000 shares of common stock, and up to 10,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. As of June 30, 2015 and December 31, 2014, 206,168,035 and 202,343,245 shares, respectively, of WMIH’s common stock were issued and outstanding. As of June 30, 2015 and December 31, 2014, 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding.  As of June 30, 2015 and December 31, 2014, 600,000 and zero shares, respectively, of WMIH’s Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”) were issued and outstanding.

WMMRC

WMMRC is a wholly-owned subsidiary of WMIH. Prior to August 2008 (at which time WMMRC became a direct subsidiary of WMI), WMMRC was a wholly-owned subsidiary of FA Out-of-State Holdings, Inc., a second-tier subsidiary of Washington Mutual Bank (“WMB”) and third-tier subsidiary of WMI. WMMRC is a pure captive insurance company domiciled in the State of Hawaii. WMMRC was incorporated on February 25, 2000, and received a Certificate of Authority, dated March 2, 2000, from the Insurance Commissioner of the State of Hawaii.

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

Note 2: Significant Accounting Policies

Basis of Presentation

WMIH resumed filing all periodic reports for a reporting company under the Exchange Act for all periods after the Effective Date. Subsequent to the Effective Date, we have timely filed our Exchange Act periodic reports.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2015. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

The carrying value of the derivative liability - embedded conversion feature of the Series B Preferred Stock is adjusted to its fair value as determined using level 3 inputs described below under fair value measurement.

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

Fixed-Maturity Securities

Fixed-maturity securities consist of U.S. Treasury securities, obligations of U.S. government agencies and domestic and foreign corporate debt securities. Fixed-maturity securities held in trust are for the benefit of the primary insurers as more fully described in Note 3: Insurance Activity. Investments in fixed-maturity securities are reported at their estimated fair values and are classified as trading securities in accordance with applicable accounting guidance. Realized gains and losses on the sale of fixed-maturity securities are determined using the specific identification method and are reported as a component of net investment income within the statement of operations.

Cash Equivalents and Investments Held in Trust

Cash equivalents, which include highly liquid overnight money market instruments, and fixed-maturity securities are held in trust for the benefit of the primary insurers, as more fully described in Note 3: Insurance Activity, and are subject to the restrictions on distribution of net assets of subsidiaries as described below.

Third Party Restrictions on Distribution of Net Assets of Wholly-Owned Subsidiaries

The net assets of WMMRC are subject to restrictions from distribution from multiple sources including the primary insurers who have approval control of distributions from the trust, the Insurance Commissioner of the State of Hawaii who has approval control prior to distributions or intercompany advances, and additional restrictions as described in Note 7: Notes Payable.

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $0.9 million and $1.1 million as of June 30, 2015 and December 31, 2014, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed expected future unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $2.1 million and $2.3 million as of June 30, 2015 and December 31, 2014, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, U.S. Treasury bills and overnight investments. Except as described above in Cash Equivalents and Investments Held in Trust, the Company considers all amounts that are invested in highly liquid overnight money market instruments to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures amounts on deposit with each financial institution up to limits as prescribed by law. The Company may hold funds with financial institutions in excess of the FDIC insured amount, however, the Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserves include case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company has recorded reserves at the ceded case reserves and IBNR levels established and reported by the primary mortgage guaranty carriers as of June 30, 2015 and December 31, 2014, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, than the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

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

The Company’s reorganization value (“Equity Value”), upon emergence from bankruptcy, was determined to be $76.6 million, which represented management’s best estimate of fair value based on a calculation of the present value of the Company’s consolidated assets and liabilities as at March 19, 2012. As part of our fresh start reporting, we applied various valuation methodologies to calculate the reorganization value of the Company. These methods included (a) the comparable company analysis, (b) the precedent transactions analysis and (c) the discounted cash flow analysis. The application of these methodologies requires certain key estimates, judgments and assumptions, including financial projections, the amount of cash available to fund operations and current market conditions. Such projections, judgments and assumptions are inherently subject to significant uncertainties and there can be no assurance that such estimates, assumptions and projections reflected in the valuation will be realized and actual results may vary materially. The Company filed a Form 8-K pertaining to emergence from bankruptcy and subsequently filed a Form 8-K/A, which included WMIH’s audited balance sheet as of the Effective Date.

Comprehensive (Loss) Income

The Company has no comprehensive (loss) income other than the net (loss) income disclosed in the condensed consolidated statement of operations.

Net (Loss) Income Per Common Share

Basic (loss) income per common share is computed by dividing net (loss) income applicable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period after subtracting the weighted average of any unvested restricted shares outstanding, as these are subject to repurchase. Diluted net (loss) income per common share is computed by dividing net (loss) income applicable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period after subtracting the weighted average of any unvested restricted shares outstanding, as these are subject to repurchase and the effect of all dilutive common stock equivalents. If common share equivalents exist, in periods where there is a net loss, diluted loss per common share would be equal to or less than basic loss per common share, since the effect of including any common share equivalents would be antidilutive.

Equity-Based Compensation

On May 22, 2012, WMIH’s Board of Directors (the “Board”) approved the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) so that awards of restricted stock could be made to its non-employee directors and to have a plan in place to provide for awards of equity based compensation to executives and others in connection with the Company’s operations and future strategic plans. A total of 2.0 million shares of common stock were initially reserved for future issuance under the 2012 Plan, which became effective upon the Board approval on May 22, 2012. On February 10, 2014, the Board approved and adopted a First Amendment to the 2012 Plan, pursuant to which the number of shares of WMIH’s common stock reserved and available for grants under the 2012 Plan was increased from 2.0 million shares to 3.0 million shares, and that modified the terms under which the 2012 Plan may be amended to permit such an increase through action of the Board except when shareholder approval is necessary to comply with any applicable law, regulation or rule of any stock exchange on which WMIH’s shares are listed, quoted or traded. On February 25, 2015, the number of shares authorized and available for awards under the 2012 Plan was increased from 3.0 million to 12.0 million shares of WMIH’s common stock, subject to approval of shareholders of WMIH.  This approval was received at the Company’s Annual Meeting of Shareholders on April 28, 2015.  The 2012 Plan provides for the granting of restricted shares, stock options and other cash and share based awards. The value of restricted stock is generally determined using the fair market value determined to be the trading price at the close of business on the respective date the awards were granted.

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

Reclassification

Certain prior period balances have been reclassified to conform with the basis of presentation used as of June 30, 2015.

Dividend Policy

WMIH has paid no dividends on its common stock on or after the Effective Date and currently has no plans to pay a dividend on its common stock.

WMIH has declared and paid $8.0 million of dividends on its Series B Preferred Stock and has accrued an additional $0.7 million of dividends based on the 3% interest rate during the six months ended June 30, 2015.   The Series B Preferred Stock was issued on January 5, 2015, therefore no dividends were due or paid for any prior period.

New Accounting Pronouncements

In April 2015 the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

In June 2015 the FASB issued Accounting Standards Update 2015-10, Technical Corrections and Improvements.  This update contains amendments that will affect a wide variety of topics in the codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

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

As security for the ceding insurers, WMMRC has entered into separate trust agreements with each of the primary mortgage insurance companies whereby a portion of the funds from premiums assumed are held in trust accounts for the benefit of each separate insurer. Pursuant to the terms of the reinsurance agreements, WMMRC is required to keep such assets in trust for a minimum of 5 years and are subject to claims for up to 10 years from termination of obligations arising from the last year in which insurance business was written prior to runoff. Release of funds from the trust by WMMRC requires approval from the primary mortgage guaranty companies.

Premiums assumed and earned are as follows for the periods ended June 30, 2015 and 2014, respectively:

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Premiums assumed	$1,325	$1,673	$2,514	$3,712
Change in unearned premiums	17	40	177	167
Premiums earned	$1,342	$1,713	$2,691	$3,879

The components of the liability for losses and loss adjustment reserves are as follows as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
Case-basis reserves	$5,135	$16,538
IBNR reserves	97	110
Premium deficiency reserves	2,076	2,299
Total losses and loss adjustment reserves	$7,308	$18,947

Losses and loss adjustment reserve activity are as follows for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
Balance at beginning of period	$18,947	$44,314
Incurred (released) - prior periods	(318)	3,281
Paid - prior periods	(11,321)	(28,648)
Total losses and loss adjustment reserves	$7,308	$18,947

The loss contract fair market reserve balance is analyzed and adjusted quarterly. The balance in the reserve was $9.8 million at June 30, 2015 and $12.5 million at December 31, 2014. The fair market value of this reserve decreased by $2.7 million and $30.3 million during the three months and six months ended June 30, 2015 and June 30, 2014, respectively. As a result, a corresponding decrease in expense was reflected in the statement of operations for each of the respective periods.

Note 4: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at June 30, 2015, are as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$70,483	$9	$(9)	$70,483
Corporate debt securities	25,564	171	(35)	25,700
Foreign corporate debt securities	11,141	32	(12)	11,161
Total fixed-maturity securities	107,188	212	(56)	107,344
Less total unrestricted fixed-maturity securities	68,046	60	(3)	68,103
Total fixed-maturity securities held in trust	$39,142	$152	$(53)	$39,241

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2014, are as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$6,491	$12	$(28)	$6,475
Corporate debt securities	41,018	531	(65)	41,484
Foreign corporate debt securities	12,693	47	(58)	12,682
Total fixed-maturity securities	60,202	590	(151)	60,641
Less total unrestricted fixed-maturity securities	7,895	179	(11)	8,063
Total fixed-maturity securities held in trust	$52,307	$411	$(140)	$52,578

Amortized cost and estimated fair value of fixed-maturity securities at June 30, 2015 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2015	$71,576	$71,595
2016-2019	35,612	35,749
Total fixed-maturity securities	$107,188	$107,344

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the periods ended June 30, 2015 and 2014, respectively, is summarized as follows:

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(144)	$(429)	$(323)	$(958)
Investment income on fixed-maturity securities	326	907	739	2,009
Interest income on cash and equivalents	62	5	119	7
Realized net gain from sale of investments	81	388	267	415
Unrealized (losses) on trading securities held at period end	(197)	(434)	(273)	(368)
Net investment income	$128	$437	$529	$1,105

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of June 30, 2015:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Class of Security:
Obligations of U.S. government sponsored enterprises	$65,993	$4,490	$—	$70,483
Corporate debt securities	10,099	15,601	—	25,700
Foreign corporate debt securities	1,071	10,090	—	11,161
Total fixed-maturity securities	77,163	30,181	—	107,344
Money market funds	20,971	—	—	20,971
Total	$98,134	$30,181	$—	$128,315

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2014:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Class of Securities:
Obligations of U.S. government sponsored enterprises	$3,009	$3,466	$—	$6,475
Corporate debt securities	14,939	26,545	—	41,484
Foreign corporate debt securities	2,822	9,860	—	12,682
Total fixed-maturity securities	20,770	39,871	—	60,641
Money market funds	88,851	—	—	88,851
Total	$109,621	$39,871	$—	$149,492

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at the end of the calendar quarter in which the reclassifications occur. During the six months ended June 30, 2015 and the year ended December 31, 2014, $3.6 million and $15.8 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	January 1, 2015 to June 30, 2015		January 1, 2014 to December 31, 2014
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of Securities:
Corporate debt securities	$—	$3,570	$—	$13,941
Foreign corporate debt securities	—	—	—	1,810
Total transfers	$—	$3,570	$—	$15,751

Note 5: Income Taxes

For the six months ended June 30, 2015, the Company recorded a net loss of approximately $68.0 million. Due to projected tax losses for the year ended December 31, 2015 and the existence of net operating loss carry forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the six months ended June 30, 2015. The Company recorded no income tax expense or benefit for the year ended December 31, 2014 due to tax losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to property and casualty insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the six months ended June 30, 2015 or the year ended December 31, 2014 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, net operating losses and unrealized gains and losses on investments. As of June 30, 2015 and December 31, 2014, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On March 19, 2012, WMIH emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gave rise to a net operating loss (“NOL”) for the year ended December 31, 2012. Under Section 382 of the Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2014 is approximately $6.0 billion. At June 30, 2015, there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2031. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

The Company accounts for uncertain tax positions in accordance with the income taxes accounting guidance. The Company has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2011 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended June 30, 2015 and December 31, 2014.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaiian-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIH entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator. Total amounts incurred under these agreements totaled $0.7 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively. The expense and related income eliminate on consolidation. These agreements are described below.

Under the terms of such Investment Management Agreement, WMIH receives from WMMRC a fee equal to the product of (x) the ending dollar amount of assets under management during the calendar month in question and (y) .002 divided by 12. WMIH is responsible for investing the funds of WMMRC based on applicable investment criteria and subject to rules and regulations to which WMMRC is subject.

Under the terms of such Administrative Services Agreement, WMIH receives from WMMRC a fee of $110 thousand per month. WMIH is responsible for providing administrative services to support, among other things, supervision, governance, financial administration and reporting, risk management and claims management as may be necessary, together with such other general or specific administrative services that may be reasonably required or requested by WMMRC in the ordinary course of its business.

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees. The TSA provides the Company with basic infrastructure and support services to allow the Company to operate. The TSA, as amended, extends the term of the agreement through October 31, 2015, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

In connection with implementing the Plan, certain holders of specified “Allowed Claims” had the right to elect to receive such holder’s “Pro Rata Share of the Common Stock Allotment.” Essentially, the Plan defines the “Pro Rata Share of the Common Stock Allotment” as a pro rata share of ten million (10,000,000) shares of WMIH’s common stock (i.e. five percent (5%)) issued and outstanding on the Effective Date. Holders exercising the foregoing election did so in lieu of receiving (i) 50% of such holder’s interest in and to certain litigation proceeds that could be realized by the Trust on account of certain claims and causes of action asserted by the Trust as contemplated by the Plan (“Litigation Proceeds”), and (ii) some or all of the Runoff Notes to which such holder may be entitled (if such holder elected to receive Runoff Notes in accordance with the terms of the Plan).

If a holder exercised the election described above and, as a result of such election, received shares of WMIH’s common stock, then such holder’s share of Runoff Notes to which the election was effective (i.e., One Dollar ($1.00) of original principal amount of

Runoff Notes for each share of WMIH’s common stock) were not issued. In addition, as a result of making the aforementioned election, such holders conveyed to WMIH, and WMIH retained an economic interest in Litigation Proceeds, if any, recovered by the Trust in connection with certain litigation brought by the Trust as contemplated by the Plan. Distributions, if any, to WMIH on account of the foregoing will be effected in accordance with the Plan and the court order confirming the Plan.

On or about October 14, 2014, the Trust filed a lawsuit in King County Superior Court in the State of Washington against 16 former directors and officers of WMI (the “D&O Litigation”). The Trust’s complaint alleges, among other things, that the defendants named therein breached their fiduciary duties to WMI and committed corporate waste and fraud by squandering WMI’s financial resources.

In connection with the D&O Litigation, on December 1, 2014, the Trust filed its Motion for an Order, Pursuant to Sections 105(a) and 362 of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, (A) Approving Settlement Agreement Between WMI Liquidating Trust, Certain Directors and Officer and Insurers and (B) Authorizing and Directing the Consummation Thereof (as amended, modified or supplemented prior to the date hereof, the “D&O Settlement Motion”).  Among other things, the D&O Settlement Motion sought approval of a settlement among the Trust, certain former directors and officers of WMI and certain insurance carriers that underwrote director and officer liability insurance policies for the benefit of WMI and its affiliates (including such former directors and officers), pursuant to which, among other things, the insurance carriers would pay the Trust $37.0 million.  In its Quarterly Summary Report for the period ended December 31, 2014, a copy of which was filed by the Trust under Form 8-K on February 2, 2015, the Trust estimated that of the approximately $37.0 million in Litigation Proceeds, WMIH would be entitled to receive approximately $9.0 million in Litigation Proceeds received by the Trust.  At a hearing held on December 23, 2014, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) granted the Trust’s D&O Settlement Motion.  On January 5, 2015, certain non-settling officers appealed the Bankruptcy Court’s order granting the D&O Settlement Motion.  In connection with the settlement of the D&O Litigation, the Trust entered into a Reserve Settlement Agreement (“RSA”) with the appellants and certain insurance carriers to settle the D&O Litigation and that pursuant to the terms of the RSA, the parties agreed, among other things, that $3.0 million of the $37.0 million that had been required to be paid to the Trust pursuant to the settlement, would be placed into a segregated reserve account to be administered by a third party. Under the RSA funds are released from the reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent the Company is entitled to receive such funds in accordance with the Plan, it is anticipated that the Trust will make payments to the Company in an amount equal to the Company’s share of Litigation Proceeds as provided under the Plan. Due to the contingent nature of the reserve, however, there can be no assurances that WMIH will receive any future amounts on account of funds deposited in such settlement reserve. During June of 2015, WMIH received approximately $8.3 million in Litigation Proceeds, representing WMIH’s portion of the $34.0 million of net Litigation Proceeds which were received by the Trust.

The Trust’s Litigation Subcommittee disclosed in its Form 10-K for the period ended December 31, 2013 that it investigated potential claims against various third parties, including breach of contract claims, breach of fiduciary duty claims, professional malpractice claims, and business tort and antitrust claims. Based on such investigation, the Litigation Subcommittee determined not to assert claims against such third parties, other than those which are currently pending and being litigated.  As a result of the Trust’s public disclosures on these matters, at this time WMIH believes it is unlikely that it will realize any value on account of recovery claims, other than as described above.  As of June 30, 2015, WMIH has not received any Litigation Proceeds other than as described above in connection with the foregoing and, there can be no assurance that WMIH will receive any value or distributions on account of Litigation Proceeds in the future.

In preparation for the offering of the Series B Preferred Stock, WMIH engaged KKR Capital Markets LLC (“KCM”), an affiliate of KKR, to act as a joint book-running manager for the Series B Preferred Stock offering.  KCM also acted as an initial purchaser of the Series B Preferred Stock.   During the six months ended June 30, 2015, as a result of satisfying a post-closing covenant to reincorporate in the State of Delaware within 180 days following the closing of the Series B Preferred Stock offering, we paid $8.25 million to KCM.  Upon consummation of a “Qualified Acquisition” (as such term is defined in the Series B Preferred Stock), we will pay KCM an additional fee (the “KCM Deferred Fee”) of $8.25 million.  We have recorded the KCM Deferred Fee in “other liabilities” on our condensed consolidated balance sheet and this amount is included in “accrued fees relating to Series B Preferred Stock issuance” on our condensed consolidated statement of cash flows.

Note 7: Notes Payable

On the Effective Date, WMIH issued $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIH and Wilmington Trust, National Association, as Trustee. Additionally, WMIH issued $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIH and Law Debenture Trust Company of New York, as Trustee. The Runoff Notes are scheduled to mature on March 19, 2030 and pay interest quarterly.

The Runoff Notes are secured by, and have a specified priority in right of payment in, a securities or deposit account into which WMIH is required to deposit distributions it receives of Runoff Proceeds (as defined in the Indentures) (the “Collateral Account”).

WMIH will, and has agreed to cause WMMRC to, deposit all distributions, dividends or other receipts in respect of Runoff Proceeds Distributions (as defined in the Indentures) on the date paid to WMIH in the Collateral Account established in accordance with the terms of the Indentures. On any interest payment date, payments are made from the Collateral Account and from any other Runoff Proceeds Distributions in the priority set forth in the Indentures. The obligations created by the Runoff Notes are nonrecourse to WMIH except for certain actions for specific performance, and in certain limited circumstances as more fully described in Section 7.16 of the Indentures with respect to Runoff Proceeds Distributions in the Collateral Account or for failure to comply with certain specified covenants relating to (i) the deposit of Runoff Proceeds in the Collateral Account, (ii) payment of Runoff Proceeds in the Collateral Account in accordance with the order of priority established in the Indentures, (iii) failure to seek to obtain the appropriate regulatory approval to permit the dividend of Runoff Proceeds to WMIH and (iv) the failure to cause WMMRC to deposit Runoff Proceeds into a segregated account.

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payments in cash when no cash was available. The aggregate face amount of PIK Notes issued as of June 30, 2015 and December 31, 2014 totals approximately $19.4 million and $18.5 million, respectively. Outstanding amounts under these notes totaled approximately $29.2 million and $31.2 million as of June 30, 2015 and December 31, 2014, respectively. Approximately $3.0 million and $78.9 million of First Lien Notes principal was paid during the six months ended June 30, 2015, and the year ended December 31, 2014, respectively. Interest on First and Second Lien Notes paid in cash totaled approximately $1.0 million and $4.2 million during the six months ended June 31, 2015 and 2014, respectively.  As of April 27, 2015 the First Lien Notes were fully redeemed by the Company and the First Lien Indenture was satisfied and discharged.  During the quarter ended June 30, 2015, the issuer secondary amount, (as defined in the Second Lien Indenture) which totaled approximately $9.0 million, was paid by a transfer, within WMIH, from restricted cash, previously held in the Collateral Account, to unrestricted cash.  Under the Second Lien Indenture the issuer secondary amount was required to be paid prior to any payment of interest and principal on the Second Lien Notes.

As of June 30, 2015 and December 31, 2014, the Collateral Account contained $0.4 million and $2.4 million, respectively, of cash received from WMMRC which was or will be ultimately used for future administrative expenses and payments of the issuer secondary amount, interest and principal on the Runoff Notes.

Note 8: Financing Arrangements

As of March 19, 2012, a Financing Agreement (the “Financing Agreement”) was entered into by and among WMIH, WMIIC, the lenders, severally and not jointly, party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders.

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

On January 30, 2014, WMIH entered into (i) a note purchase agreement, dated as of January 30, 2014 (the “Note Purchase Agreement”), with the guarantors party thereto and KKR Management Holdings L.P. (“KKR Management”), (ii) an investment agreement, dated as of January 30, 2014 (the “Investment Agreement”), with KKR Fund Holdings L.P. (“KKR Fund” and, together with KKR Management, “KKR”) and, for limited purposes, KKR Management and (iii) an investor rights agreement, dated as of January 30, 2014 (the “Investor Rights Agreement”), with KKR Fund (together, the “KKR Transaction”).

Pursuant to the terms and conditions of the Note Purchase Agreement, KKR Management committed to purchase up to $150.0 million aggregate principal amount (at issuance) of subordinated 7.50% PIK notes from the Company. On December 19, 2014, the Company, as a result of affiliates of KKR agreeing to purchase 200,000 shares of Series B Preferred Stock, and other parties to the Note Purchase Agreement executed an amendment to the Note Purchase Agreement that had the effect of terminating the Note Purchase Agreement as of the effective date of the reincorporation of WMIH from Washington to Delaware which occurred on May 11, 2015. The amendment to the Note Purchase Agreement also waived any and all defaults, events of default and rights to terminate the Note Purchase Agreement arising as a result of the offering of Series B Preferred Stock and permitted the performance of, and compliance with, all of the terms of the Series B Preferred Stock.

Note 9: Capital Stock

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation (the “Articles”), WMIHC was authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of blank check preferred stock, each with a par value of $0.00001 per share. 200,000,000 shares of common stock were issued by WMIHC pursuant to the Plan and in reliance on Section 1145 of the Bankruptcy Code on the Effective Date.

On the Reincorporation Date all shares of common and preferred equity securities previously issued by WMIHC automatically were converted into one share of the substantially similar common stock, Series A Convertible Preferred Stock or Series B Convertible Preferred Stock, as applicable, of WMIH. At the same time, each outstanding option, right or warrant to acquire shares of WMIH’s common stock was converted into an option, right or warrant to acquire an equal number of shares of WMIH’s common stock under the same terms and conditions as the original options, rights or warrants. As of the Reincorporation Date, and pursuant to WMIH’s Amended and Restated Certificate of Incorporation, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of blank check preferred stock, each with a par value of $0.00001 per share.

All of the terms of the agreements described below and attributed to WMIH are also attributable to WMIHC relative to the various agreements and instruments prior to the Reincorporation Date.  The references to WMIH are based on the date this Form 10-Q has been filed.  The references would have been to WMIHC prior to the Reincorporation Date.

As described in Note 8: Financing Arrangements, WMIH entered into (i) the Note Purchase Agreement, (ii) the Investment Agreement and (iii) the Investor Rights Agreement on January 30, 2014. On January 30, 2014, pursuant to the Investment Agreement, WMIH issued 1,000,000 shares of its Series A Preferred Stock having the terms, rights, obligations and preferences contained in the Articles of Amendment of WMIH dated January 30, 2014 for a purchase price equal to $11.1 million and issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIH’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”).

The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH. The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC 470 a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the preferred stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and as an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the Warrants, has received other rights pursuant to the Investor Rights Agreement as described below.

The Warrants have a five-year term from the date of issuance and are subject to customary structural adjustment provisions for stock splits, combinations, recapitalizations and other similar transactions. KKR Fund’s rights as a holder of the Series A Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Series A Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Series A Holders own 50% of the Series A Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIH), the Series A Holders will have the right to appoint one of seven directors to the Board.

Additionally, until January 30, 2017, the Series A Holders will have the right to purchase up to 50% of any future equity rights offerings or other equity issuance by WMIH on the same terms as the equity issued to other investors in such transactions, in an aggregate amount of such offerings and issuances by WMIH of up to $1.0 billion (the “Participation Rights”). The foregoing Participation Rights do not include any issuances of securities by WMIH constituting any part of the consideration payable by it in connection with any acquisitions or investments (including any rollover equity) or in respect of any employee options or other income compensation. The aggregate beneficial ownership by Series A Holders of equity securities of WMIH after giving effect to any equity issuances (and on a pro forma basis after taking into account any acquisitions) shall at no time exceed 42.5% of the equity securities of WMIH without the prior written consent of WMIH. Any such rights to acquire equity securities are subject to limitation to the extent they would cause a loss of all or substantially all of the benefit of the Company’s tax benefits. Except for the foregoing Participation Rights and the issuance of common stock in respect of the Warrants and the Series A Preferred Stock, KKR Fund and its affiliates shall not purchase or acquire any equity securities of WMIH or its subsidiaries without WMIH’s prior written consent, subject to certain exceptions.

In connection with the issuance of the Series A Preferred Stock and the Warrants, KKR Fund and its affiliates agreed that, until December 31, 2016, they will not:

●

request the call of a special meeting of the shareholders of WMIH; seek to make, or make, a shareholder proposal at any meeting of the shareholders of WMIH; seek the removal of any director from the Board; or make any “solicitation” of “proxies” (as such terms are used in the proxy rules of the SEC) or solicit any written consents of shareholders with respect to any matter;

●	form or join or participate in a “partnership, limited partnership, syndicate or other group” within the meaning of Section 13(d)(3) of the Exchange Act, with respect to any voting securities of WMIH;
●

make or issue, or cause to be made or issued, any public disclosure, statement or announcement (including filing reports with the SEC) (x) in support of any solicitation described above, or (y) negatively commenting upon WMIH;

●

except pursuant to any exercise of any Warrant, the conversion of the Series A Preferred Stock, or the exercise of the Participation Rights, acquire, agree or seek to acquire, beneficially or otherwise, any voting securities of the Company (other than securities issued pursuant to a plan established by the Board for members of the Board, a stock split, stock dividend distribution, spin-off, combination, reclassification or recapitalization of WMIH and its common stock or other similar corporate action initiated by WMIH);

●

enter into any discussions, negotiations, agreements or undertakings with any person with respect to the foregoing or advise, assist, encourage or seek to persuade others to take any action with respect to the foregoing, except pursuant to mandates granted by WMIH to raise capital by WMIH to KKR Capital Markets LLC and its affiliates; or

●	short any of WMIH’s common stock or acquire any derivative or hedging instrument or contract relating to WMIH’s common stock.

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

For as long as the Series A Holders beneficially own any shares of common stock of WMIH or Series A Preferred Stock or any of the Warrants, WMIH has agreed to provide customary Rule 144A information rights, to provide the Series A Holders with regular audited and unaudited financial statements and to allow the Series A Holders or their representatives to inspect WMIH’s books and records.

The foregoing description of (i) the Investor Rights Agreement is qualified in its entirety by reference to the Investor Rights Agreement, which was filed with the SEC as Exhibit 4.2 on Form 8-K on January 31, 2014, and incorporated by reference, (ii) the Warrants are qualified in their entirety by reference to the Form of Tranche A Warrant and Form of Tranche B Warrant, which were filed with the SEC as Exhibits 4.3 and 4.4, respectively, on Form 8-K on January 31, 2014, and incorporated by reference, (iii) the Series A Preferred Stock is qualified in its entirety by reference to the Articles of Amendment of Articles of Incorporation Containing the Designation of Rights and Preferences of the Series A Convertible Preferred Stock, which were filed with the SEC as Exhibit 4.5 on Form 8-K on January 31, 2014, and incorporated by reference, the Form of Series A Convertible Preferred Stock Certificate, which was filed with the SEC as Exhibit 4.6 on Form 8-K on January 31, 2014, and incorporated by reference, and the Amended and Restated Certificate of Incorporation of WMIH, which was filed with the SEC as Exhibit 3.1 on Form 8-K12G3 on May 13, 2015, and incorporated by reference, and (iv) the Investment Agreement is qualified in its entirety by reference to the Investment Agreement, which was filed with the SEC as Exhibit 10.1 on Form 8-K on January 31, 2014, and incorporated by reference.

On January 5, 2015, WMIH in connection with an offering of 600,000 shares of its 3.00% Series B Preferred Stock, par value $0.00001, liquidation preference $1,000 per share filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Designation of Rights and Preferences of the 3.00% Series B Preferred Stock (the “Certificate of Designation”) creating the Series B Preferred Stock and designating the rights and preferences of the Series B Preferred Stock.

The foregoing descriptions of the Articles of Amendment and the Certificate of Designation are qualified in their entirety by the provisions of the Articles of Amendment and the Certificate of Designation, filed as Exhibits 3.1 and 4.1 to a Form 8-K on January 5, 2015, respectively, and incorporated by reference herein, and the Amended and Restated Certificate of Incorporation of WMIH, which was filed with the SEC as Exhibit 3.1 on Form 8-K12G3 on May 13, 2015, and incorporated by reference.

On January 5, 2015, in connection with the offering and pursuant to that certain Purchase Agreement, dated December 19, 2014 (the “Purchase Agreement”), by and among WMIH, Citigroup Global Markets Inc. (“Citi”) and KKR Capital Markets LLC (“KCM” and, together with Citi, the “Initial Purchasers”), WMIH entered into a Registration Rights Agreement with the Initial Purchasers (the “Registration Rights Agreement”), pursuant to which WMIH has agreed that, subject to certain conditions, WMIH will use its reasonable efforts to (i) file a shelf registration statement covering resales of common stock issuable upon mandatory conversion of the Series B Preferred Stock pursuant to Rule 415 under the Securities Act no later than six months after January 5, 2015 (the “Issue Date”); (ii) file a shelf registration statement covering resales of the Series B Preferred Stock pursuant to Rule 415 under the Securities Act no later than one year after the Issue Date; and (iii) cause each of these shelf registration statements to be declared effective under the Securities Act. On July 1, 2015, WMIH filed a shelf registration statement covering resales of common stock issuable upon mandatory conversion of the Series B Preferred Stock pursuant to Rule 415 under the Securities Act, which registration statement has not yet been declared effective under the Securities Act.

The foregoing description of the Registration Rights Agreement is qualified in its entirety by the provisions of the Registration Rights Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.1 and incorporated by reference herein.

On January 5, 2015, in connection with the offering and pursuant to the Purchase Agreement, WMIH entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent (the “Escrow Agent”), pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598,500,000, representing the proceeds of the offering of Series B Preferred Stock less offering fees payable on the Issue Date but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds will be released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to (i) pay certain fees related to the offering that may become payable to the Initial Purchasers, (ii) finance WMIH’s efforts to explore and/or fund, in whole or in part, acquisitions whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses, (iii) pay certain amounts that may become payable to the holders of the Series B Preferred Stock upon the occurrence of certain put events, (iv) pay certain amounts that would become payable to the holders of the Series B Preferred Stock upon a mandatory redemption of the Series B Preferred Stock, and (v) pay certain expenses related to the offering. The entire net proceeds will be released from escrow as instructed by WMIH upon consummation of a Qualified Acquisition (as defined in the Escrow Agreement). The foregoing description of the Escrow Agreement is qualified in its entirety by the provisions of the Escrow Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.2 and incorporated by reference herein.

The Series B Preferred Stock are hybrid financial instruments that blend characteristics of both equity and debt securities.  The terms of the Series B Preferred Stock provide for either redemption of the principal and interest for cash at maturity or in the event of certain predetermined circumstances (“Forward Component”) or mandatory conversion into WMIH’s common stock (“Embedded Conversion Feature” or “ECF”).  The Series B Preferred Stock also embody contingent equity-linked share price protections on the ECF in the form of a variable conversion price based on a 20 trading day average of volume weighted average price.  The Series B Preferred Stock shall convert based on the outstanding principal and accrued interest, subject to a floor of $1.75 per share of common stock and a maximum of $2.25 per share.  As a result, the Company determined that the Series B Preferred Stock contain certain embedded derivative features.  Management’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion feature option as a derivative liability.  The aggregate fair value of the embedded conversion feature was $66.2 million on the date of issuance of the Series B Preferred Stock.  At June 30, 2015 the fair value of the embedded conversion feature was $141.4 million.  The fair value of the embedded conversion feature will become additional paid in capital upon conversion of the Series B Preferred Stock, or be reduced to zero upon redemption of the Series B Preferred Stock, as the case may be.  Between January 5, 2015 and June 30, 2015 the fair market value increased by $75.2 million and is included as other expense in the condensed consolidated statement of operations for the six months ended June 30, 2015.   The Series B Preferred Stock was not issued until January 5, 2015, therefore there was no embedded conversion feature outstanding as of December 31, 2014 and, consequently no change in embedded conversion feature for any quarterly or annual period prior to 2015.

On April 28, 2015 WMIH issued restricted stock grants to members of the Board totaling $0.7 million of aggregate fair value.  During the year ended December 31, 2014, WMIH issued restricted stock grants to members of our Corporate Strategy and Development Committee and our former Chairman, Michael Willingham, totaling $0.6 million of aggregate fair value and additionally issued restricted stock grants to members of the Board totaling $0.7 million of aggregate fair value. The restricted shares noted above vest over a three year period.

On May 15, 2015 WMIH issued restricted stock grants to our Chief Executive Officer, William C. Gallagher and our Chief Operating Officer, Thomas L. Fairfield in conjunction with employment agreements totaling $9.8 million of aggregate fair value (“the EXEC Grants”) based on the $2.76 trading price of WMIH shares at the close of business on the date issued.  WMIH may be required to issue additional shares if the conversion price applicable to the Series B Preferred Stock is less than $2.25 per share. The EXEC Grants will vest in full and will be recognized as compensation expense upon the consummation of a Qualified Acquisition, subject to the executives continued employment with the Company until such time. The foregoing description of the restricted stock agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Gallagher Restricted Stock Agreement and the Fairfield Restricted Stock Agreement, which were filed as Exhibit 10.3 and Exhibit 10.5, respectively, of Form 8-K filed on May 13, 2015 and incorporated herein by reference.  The fair market value of the EXEC Grants as of June 30, 2015 approximates $9.3 million as a result of the stock price of $2.61 per share at the close of the market on June 30, 2015.

The total unamortized value related to the unvested restricted share grants totals $10.4 million and $1.2 million at June 30, 2015 and December 31, 2014, respectively.

The unamortized value of $10.4 million at June 30, 2015, if all are ultimately vested, would be amortized according to the following schedule.  The fair value of the EXEC Grants will vest and be recognized on the date of the consummation of a Qualified Acquisition.

Amortization Schedule (in thousands)	June 30, 2015 unvested dollar value
3rd quarter 2015	$169
4th quarter 2015	169
1st quarter 2016	164
2nd quarter 2016	131
3rd quarter 2016	131
4th quarter 2016	131
1st quarter 2017	95
2nd quarter 2017	39
3rd quarter 2017	39
4th quarter 2017	39
1st quarter 2018	33
Unvested fair value subject to vesting schedule	1,140
Unvested fair value - event dependent	9,280
$10,420

Net equity-based compensation totaled $0.8 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively. The restricted stock awards were issued at the fair market value determined to be the trading price at the close of business on the respective date the awards were granted.

A summary of WMIH’s restricted stock award activity for the six months ended June 30, 2015 and year ended December 31, 2014 is presented below:

	Number of restricted stock awards outstanding	Weighted-average grant date fair value	Aggregate fair value (in thousands)
Outstanding—January 1, 2014	1,842,351	$0.6787	$1,250
Restricted stock awards granted during 2014	500,894	2.6602	1,332
Restricted stock awards released or forfeited during 2014	—	—	—
Outstanding—December 31, 2014	2,343,245	1.1023	2,582
Restricted stock awards granted during 2015	3,824,790	2.6093	9,980
Restricted stock awards released or forfeited during 2015	—	—	—
Outstanding—June 30, 2015	6,168,035	$2.0366	$12,562

WMIH has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 4,197,396 on June 30, 2015 and 1,343,764 on December 31, 2014. The EXEC Grants vest upon future events, and are not time specific, and for this reason we have used 1st quarter 2018 as the vesting date in the following table as this date corresponds with the Series B Preferred Stock potential redemption date.  The shares subject to repurchase at June 30, 2015 will vest according to the following schedule:

Vesting schedule of shares subject to repurchase	June 30, 2015 unvested shares
3rd quarter 2015	—
4th quarter 2015	—
1st quarter 2016	370,570
2nd quarter 2016	—
3rd quarter 2016	—
4th quarter 2016	—
1st quarter 2017	207,170
2nd quarter 2017	—
3rd quarter 2017	—
4th quarter 2017	—
1st quarter 2018	3,619,656
Total	4,197,396

Pursuant to a restricted stock agreement, WMIH has the right, but not the obligation, to repurchase any unvested (but issued) shares of common stock at $0.0001 per share upon the termination of service in the case of a director, or in the case of the EXEC Grants, on January 5, 2018 if the Series B Preferred Stock are redeemed or as a result of certain circumstances as defined by the terms of the EXEC Grants.

A summary of the Company’s restricted shares issued and subject to repurchase as of the six months ended June 30, 2015 and year ended December 31, 2014 is presented below:

Vesting schedule of shares subject to repurchase	Unvested shares
Shares subject to repurchase—January 1, 2014	1,456,987
Shares issued subject to vesting during 2014	500,894
Unvested shares repurchased during 2014	—
Shares vested during 2014	(614,117)
Shares subject to repurchase—December 31, 2014	1,343,764
Shares issued subject to vesting during 2015	3,824,790
Unvested shares repurchased during 2015	—
Shares vested during 2015	(971,158)
Shares subject to repurchase—June 30, 2015	4,197,396

On April 28, 2015, WMIH issued 269,234 restricted stock grants to members of the Board totaling $0.7 million of aggregate fair value.  The share price was determined based on the closing sales price of $2.60 on the date of the award.  On May 15, 2015, WMIH issued a total of 1,777,778 restricted stock grants to each of William C. Gallagher and Thomas L. Fairfield.   The aggregate fair value of the 3,555,556 restricted stock grants issued totaled $9.8 million which was determined based on the closing sales price of $2.76 on the date of the award.  The fair market value of the EXEC Grants as of June 30, 2015 approximates $9.3 million as a result of the stock price of $2.61 per share at the close of the market on June 30, 2015.

Upon the reincorporation of WMIH from Washington to Delaware on the Reincorporation Date, and as a condition of voluntarily tendering their resignations from the WMIH Board of Directors and WMIH accepting the resignation of Mark E. Holliday and Timothy R. Graham as Directors, all restricted shares held by Mr. Holliday and Mr. Graham issued but unvested on the date of reincorporation were immediately vested. A total of 190,070 shares, which otherwise would have vested approximately three years from their issuance date, were vested early (“Early Vesting”).  Of the Early Vesting shares 113,146 were outstanding as of March 31, 2015 and the balance 76,924 were issued in conjunction with the annual meeting of shareholders on April 28, 2015.  This Early Vesting resulted in a one-time charge to compensation and a corresponding increase in additional paid in capital totaling $382 thousand during the six months ended June 30, 2015.

As of June 30, 2015 and December 31, 2014, 206,168,035 and 202,343,245 shares of WMIH’s common stock were issued and outstanding, respectively. As of June 30, 2015 and December 31, 2014, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. As of June 30, 2015 and December 31, 2014, 600,000 shares and zero shares of the Series B Preferred Stock were issued and outstanding, respectively. As of June 30, 2015 and December 31, 2014, 61,400,000 warrants to purchase WMIH’s common stock were issued and outstanding.

See Note 12: Net (Loss) Income Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of June 30, 2015, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $45.8 million and $54.9 million as of June 30, 2015 and December 31, 2014, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by trust agreements, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable.

Note 12: Net (Loss) Income Per Common Share

Basic and diluted net (loss) income per share attributable to common shareholders is computed by dividing net (loss) income by the weighted average number of common shares outstanding after subtracting the weighted average of unvested restricted shares outstanding, as these shares are subject to repurchase. There were no dilutive effects from any equity instruments for periods presented reflecting a net loss, therefore diluted net loss per share was the same as basic net loss for periods that reflect a net loss.

Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding after subtracting the weighted average of any unvested restricted shares outstanding and adding any potentially dilutive common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of warrants for common stock and the potential conversion of preferred shares to common shares, none of which were outstanding prior to January 30, 2014.   There were no dilutive effects for the three and six months ended June 30, 2015 as the Company reported a net loss attributable to common shareholders for the periods.

The following table presents the calculation of basic net (loss) income per share for periods presented:

(in thousands, except per share data):

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Numerator for basic and diluted net (loss) income per share:
Net (loss) income	$(73,483)	$17,322	$(67,982)	$13,942
Preferred deemed dividend	—	—	—	(9,455)
Series B preferred stock dividends	(4,500)	—	(8,748)	—
Net (loss) income attributable to common shareholders	$(77,983)	$17,322	$(76,730)	$4,487
Denominator for basic net (loss) income per share:
Weighted-average shares outstanding	204,368,982	202,164,035	203,361,710	202,071,761
Weighted-average unvested restricted shares outstanding	(2,481,891)	(1,164,554)	(1,842,836)	(1,333,534)
Denominator for basic net (loss) income per share:	201,887,091	200,999,481	201,518,874	200,738,227
Basic net (loss) income per share attributable to common shareholders	$(0.39)	$0.09	$(0.38)	$0.02

The following table presents the calculation of diluted net (loss) income per share for periods presented:

(in thousands, except per share data):

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Numerator for basic and diluted net (loss) income per share:
Net (loss) income	$(73,483)	$17,322	$(67,982)	$13,942
Preferred deemed dividend	—	—	—	(9,455)
Series B preferred stock dividends	(4,500)	—	(8,748)	—
Net (loss) income attributable to common shareholders	$(77,983)	$17,322	$(76,730)	$4,487
Denominator for diluted net (loss) income per share:
Weighted-average shares outstanding	204,368,982	202,164,035	203,361,710	202,071,761
Weighted-average unvested restricted shares outstanding	(2,481,891)	(1,164,554)	(1,842,836)	(1,333,534)
Effect of dilutive potential shares *	—	42,587,735	—	35,224,877
Denominator for diluted net (loss) income per share:	201,887,091	243,587,216	201,518,874	235,963,104
Diluted net (loss) income per share attributable to common shareholders	$(0.39)	$0.07	$(0.38)	$0.02

*There were no dilutive effects from any equity instruments for periods presented which did not have net income, therefore diluted net (loss) income per share was the same as basic net (loss) income for periods presented which reflect a net loss.

Note 13: Fair Value Measurement

We use a fair-value approach to value certain liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We use a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1 — Inputs to the valuation methodology are quoted prices for identical assets or liabilities traded in active markets;

•

Level 2 — Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market corroborated inputs; and

•	Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of June 30, 2015:

Liabilities	Level 1	Level 2	Level 3	June 30, 2015
Derivative liability - embedded conversion feature	$—	$—	$141,425	$141,425

At December 31, 2014 we had no Level 3 liabilities measured at fair value.

The following table shows the change in Level 3 liability measured at fair value on a recurring basis for the period ended June 30, 2015:

Derivative liability embedded conversion feature
Balance, December 31, 2014	$—
Issuance during 2015	66,227
Unrealized loss on change in fair value	75,198
Balance, June 30, 2015	$141,425

On January 5, 2015, WMIH raised $600.0 million of capital (less transaction costs) through the issuance of 600,000 shares of Series B Preferred Stock. The shares carry a liquidation preference of $1,000 per share, equal to their initial purchase price. In addition, they have a mandatory redemption right three years from issuance date at a price equal to the initial investment amount, and accrue dividends at 3.00% per annum.

The purpose of the capital raise was principally to pursue strategic acquisitions of operating companies that fit the Company’s desired business model. Management intends to pursue such an acquisition or acquisitions with the proceeds of the capital raise, and should it occur during the three year term of the Series B Preferred Stock, there is a mandatory conversion of these shares into common stock of WMIH. Mandatory conversion occurs at a price that is the lesser of:

i)	$2.25 per share of WMIH common stock; and
ii)

the arithmetic average of daily volume weighted average prices of WMIH’s common stock during the 20 trading day period ending on the trading day immediately preceding the public announcement by WMIH of its entry into a definitive agreement for such acquisition, subject to a floor of $1.75 per share of common stock.

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

Our reported net loss was approximately $68.0 million for the six months ended June 30, 2015. If the closing stock price of our common stock had been 10% lower, our net loss would have been approximately $57.8 million lower. If the closing stock price of our common stock had been 10% higher, our net loss would have been approximately $51.9 million higher. If our volatility assumption on June 30, 2015 had been 10% lower, our net loss would have been approximately $12.4 million lower and if our volatility assumption had been 10% higher, our net loss would have been approximately $12.6 million higher. If our probability of a transaction occurring assumption on June 30, 2015 had been 10% lower, our net loss would have been approximately $15.7 million lower and if our probability of a transaction occurring assumption had been 10% higher, our net loss would have been approximately $15.7 million higher.

Note 14: Subsequent Events

At June 30, 2015, WMIH held $0.4 million in restricted cash which had been received from WMMRC prior to June 30, 2015. Prior to this transfer the use of these assets was restricted as described in Note 11: Restriction on Distribution of Net Assets from Subsidiary. This cash was transferred to WMIH as restricted cash upon approval for distribution by the Insurance Commissioner of the State of Hawaii. On July 10, 2015, WMIH made a partial redemption of Second Lien Runoff Notes in the amount of $365 thousand and additionally paid $5 thousand of Second Lien Runoff Note interest in cash.  The principal balance of the Second Lien Runoff Notes, after this reduction, totaled $28.8 million as of July 10, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes, included in Item 1 of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the three months and six months ended June 30, 2015 and 2014 and financial condition as of June 30, 2015 and December 31, 2014 (dollars in thousands, except per share data and as otherwise indicated).

References herein to the “Company,” “we,” “us,” or “our” generally are intended to refer to WMIH Corp. (formerly WMI Holdings Corp.) and its subsidiaries on a consolidated basis; “WMIH” refers only to WMIH Corp., without regard to its subsidiaries; “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries; “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); and “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIH).

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

OVERVIEW

Our Business Strategy and Operating Environment

WMIH is a corporation duly organized and existing under the laws of the State of Delaware.  On May 11, 2015, WMIH merged with its parent corporation, WMIHC, a Washington corporation, with WMIH as the surviving corporation in the merger (the “Merger”).  The Merger occurred as part of the reincorporation of WMIHC to the State of Delaware effective May 11, 2015 (the “Reincorporation Date”).

The complete Agreement and Plan of Merger, WMIH Corp. Amended and Restated Certificate of Incorporation, and WMIH Corp. Amended and Restated Bylaws were filed with the Securities and Exchange Commission (“SEC”) as Exhibits 2.1, 3.1 and 3.2 on Form 8-K12G3 on May 13, 2015, and are incorporated herein by reference.

WMIH is the direct parent of WMMRC and WMIIC.  Upon emergence from bankruptcy on March 19, 2012, (the “Effective Date”) we had limited operations other than WMMRC’s legacy reinsurance business, which is being operated in runoff and has not written any new business since September 26, 2008. We continue to operate WMMRC’s business in runoff mode and our primary strategic objective is to actively seek acquisition opportunities and grow our business.

WMIH continues to develop an acquisition strategy to identify and evaluate strategic opportunities across a broad array of industries for the purpose of facilitating an acquisition by WMIH of one or more operating businesses. The Corporate Strategy and Development Committee of our Board of Directors (the “CS&D Committee”) meets regularly with our existing management to discuss and evaluate potential transactions of varying size and across varying industries. During the year ended December 31, 2014 and the six months ended June 30, 2015, the CS&D Committee met formally and informally numerous times to assess various opportunities. As of June 30, 2015, we have not consummated any acquisition transaction. We will continue to work to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities.  There can be no assurance that any transaction will occur or, if so, on what terms.

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

On January 5, 2015, WMIH announced that it had completed an offering (the “Series B Preferred Stock Financing”) of 600,000 shares of its 3.00% Series B Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”) in the amount of aggregate gross proceeds equal to $600.0 million, pursuant to a Purchase Agreement with Citigroup Global Markets Inc. and KCM, an affiliate of KKR Fund Holdings L.P. (“KKR Fund”) and KKR Management Holdings L.P. (“KKR Management”). The initial net proceeds from the Series B Preferred Stock Financing in the amount of $598.5 million were deposited into an escrow account and initially invested in United States government securities having a maturity of 180 days or less, in certain money market funds, or cash items.  The balance in the escrow account as of June 30, 2015 and December 31, 2014 totaled $582.3 million and $0.0 million, respectively.  The net proceeds of the Series B Preferred Stock Financing will be released from escrow to us from time to time in amounts needed to finance our efforts to explore and fund, in whole or in part, acquisitions whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses. For further information on the Series B Preferred Stock Financing, see Note 9: Capital Stock, to the condensed consolidated financial information in Item 1 of this Quarterly Report on Form 10-Q.

With respect to our current operations, the Company operates a single business, WMMRC, whose sole activity is the reinsurance of mortgage insurance policies. WMMRC has been operated in runoff mode since September 26, 2008. Since that date, WMMRC has not underwritten any new policies (and by extension any new risk). WMMRC, through predecessor companies, began reinsuring risks in 1997 and continued reinsuring risks through September 25, 2008.

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

Beginning in 2006, the U.S. housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. Beginning in 2012, home prices began to rise again although they remain slightly below their 2006 peak.  The outlook for the housing market is cautiously optimistic with relatively low interest rates and an improving jobs market. Nevertheless, WMMRC’s operating environment remains challenged as much of its results over the next several years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008.

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

Segments

The Company manages its business on the basis of one operating segment, mortgage reinsurance, in accordance with GAAP. Within the mortgage reinsurance segment, our current risks arise solely from the reinsurance of mortgage insurance policies that were placed on certain residential mortgage loans prior to the bankruptcy of Washington Mutual, Inc. (“WMI”). The majority of these policies were required by mortgage lenders as a stipulation to approve the mortgage loans. The mortgage insurance policies protect the beneficiaries of the policy from all or a portion of default-related losses.

Overview of Revenues and Expenses

Because WMIH has no current significant operations of its own, its cash flow is derived almost entirely from earnings on its investment portfolio, as well as payments it receives from, and dividends paid by, WMMRC. At this time, dividends received by WMIH from WMMRC that constitute Runoff Proceeds must be distributed to holders of WMIH’s Runoff Notes or be distributed as issuer secondary amounts in accordance with the terms of the Indentures as described below in this Item 2 under “Notes Payable.”

WMMRC’s revenues consist primarily of the following:

●	net premiums earned on reinsurance contracts;
●	positive changes to (and corresponding releases from) loss contract reserves; and
●	net investment income and net gains (losses) on WMMRC’s investment portfolio.

WMMRC’s expenses consist primarily of the following:

●	underwriting expenses; and
●	general and administrative expenses.

Results of Operations for the three months and six months ended June 30, 2015 and June 30, 2014

For the three and six months ended June 30, 2015, we reported net operating income of $0.7 million and net operating losses of $1.1 million, respectively.  This compares to net operating income of $17.3 million and 13.9 million for the three and six months ended June 30, 2014 respectively.  The components that gave rise to net operating income in the three months ended June 30, 2015 and a net operating loss in the six months ended June 30, 2015 and net operating income for the three and six months ended June 30, 2014 are summarized in the table below under the Net (Loss) Income section.  The most significant variances between the periods relate to, (i) an approximate $23.7 million benefit that resulted primarily from the commutation of an agreement with UGRIC, in April of 2014, which reduced the loss contract reserve by approximately $30.3 million and resulted in an offsetting loss on contract termination of $6.6 million and (ii) a reduction in interest expense of $2.6 million and $5.0 million for the comparative three and six months periods ended June 30, 2015 and June 30, 2014, respectively.

For the three months and six months ended June 30, 2015, we reported net losses of $73.5 million and $68.0 million, respectively, as compared to net income of $17.3 million and $13.9 million reported for the three and six months ended June 30, 2014, respectively. This $90.8 million and $81.9 million negative change in results when comparing the three months and six months ended June 30, respectively, is primarily the result of the change in fair market value of an embedded derivative.  This embedded derivative was recorded as a result of the variable conversion feature in our Series B Preferred Stock and the change in fair market value is reflected as the other expense item “change in fair value of derivative liability - embedded conversion feature” which resulted in an $82.5 million and $75.2 million expense for the three and six months ended June 30, 2015, respectively. This item is solely attributable to a change in fair market value and is a non-cash item.  It will be analyzed each period and should not be relied upon to produce a change of this magnitude on an on-going basis as it could also result in a non-cash expense or benefit in future periods.  The fair value of the embedded conversion feature will become additional paid in capital upon conversion of the Series B Preferred Stock, or be reduced to zero upon redemption of the Series B Preferred Stock, as the case may be. For additional details on the derivative liability – embedded conversion feature, see Note 9: Capital Stock and Note 13: Fair Value Measurement to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition to this charge, several other items had an impact on earnings for the three and six months ended June 30, 2015, including increased general and administrative expenses and decreased interest expense.  The interest expense decreased as a result of the significant reductions in our Runoff Note balances discussed further below.  The increased general and administrative expenses are the result of an increase in transaction costs primarily associated with satisfaction of the Series B Preferred Stock post-closing covenants.  Our revenues decreased, as expected, due to the status of our primary operating subsidiary, WMMRC, operating in runoff mode and the decreasing amount of assets under trust that resulted from prior commutations. However, underwriting expenses were lower as well, resulting in a net positive impact when revenues and related expenses are considered together. During the three and six months ended June 30, 2015 other income of $8.3 million was recorded as further described below due to a litigation settlement received through a distribution from the WMI Liquidating Trust.

The total revenue for the three months ended June 30, 2015 was $1.5 million, compared to revenue of $2.2 million for the same period in 2014. The total revenue for the six months ended June 30, 2015 was $3.2 million, compared to revenue of $5.0 million for the same periods in 2014. The decrease in revenue is the result of WMMRC continuing to operate in runoff mode and previously consummated commutations of trust assets. In addition, because WMMRC is operating in runoff mode, we anticipate premiums earned revenue to continue to decrease, as no new business is being undertaken.

We received other income in the amount of $8.3 million as a result of the settlement by the Trust of the D&O Litigation which is further described in Note 6: Service Agreements and Related Party Transactions to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. This settlement is a one-time item and there should be no expectation of a similar event occurring in future periods.

Underwriting expenses or recoveries (defined as losses and loss adjustment expenses and ceding commission expenses) decreased by $2.7 million to a $0.3 million expense for the three months ended June 30, 2015 compared to expense of $3.0 million for the three months ended June 30, 2014.  Underwriting expenses or recoveries decreased by $4.4 million to a $0.1 million benefit for the six months ended June 30, 2015 compared to a net expense of $4.3 million for the six months ended June 30, 2014.  This improvement in expense is related to the operation of WMMRC in runoff mode and the related decrease in revenues. As more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves based on ceded case reserves and incurred but not recorded (“IBNR”) loss levels established and reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of June 30, 2015, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $9.8 million. The fair market value of this reserve was $12.5 million at December 31, 2014.   The fair value of the loss contract reserve decreased by $30.3 million during the three and six months ended June 30, 2014.  Consequently, the related reduction of expenses relating to the change in value of the loss contract fair market value reserve for the three and six months ended June 30, 2015 was $2.7 million and for the three and six months ended June 30, 2014 expenses were decreased by $30.3 million. The loss contract fair market value reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization. For additional details on our reorganization see Note 1: The Company and its Subsidiaries to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

For the three months ended June 30, 2015, our investment portfolio reported net investment income of $0.1 million as compared to net investment income of $0.4 million for the same period in 2014. For the six months ended June 30, 2015, our investment portfolio reported net investment income of $0.5 million as compared to net investment income $1.1 million for the same period in 2014. The components of the investment income (loss) are more fully described below in the Net Investment Income (Loss) section.

General and Administrative Expenses

For the three months ended June 30, 2015, our general and administrative expenses totaled $2.3 million, compared to general and administrative expenses totaling $2.0 million for the same period in 2014. For the six months ended June 30, 2015, our general and administrative expenses totaled $5.3 million, compared to general and administrative expenses totaling $3.5 million for the same period in 2014. The increase relates primarily to increased administrative, consulting and transaction costs primarily associated with satisfaction of the Series B Preferred Stock post-closing covenants.

Interest Expense

For the three months ended June 30, 2015, we incurred $1.0 million of interest expense on the Runoff Notes, which are further described below in this Item 2 under “Notes Payable.” This compares to $3.5 million of interest expense, all of which related to the Runoff Notes, which was incurred during the same period in 2014.  For the six months ended June 30, 2015, we incurred $1.9 million of interest expense compared to $7.0 million incurred during the same period in 2014.  The interest related to Runoff Notes decreased primarily due to the fact that the Runoff Note principal balances have been reduced by a net amount of $79.1 million when comparing the balance as of June 30, 2015 to June 30, 2014, respectively.  As of April 27, 2015, the First Lien Notes were fully redeemed by the Company and the First Lien Indenture was satisfied and discharged.   Because sufficient Runoff Proceeds have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment. For the six months ended June 30, 2015, $0.9 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $1.0 million of interest was paid in cash. Accrued interest expense relating to the runoff notes had a de minimis change from December 31, 2014 to June 30, 2015, yielding net interest expense of $1.9 million for the six months ended June 30, 2015. For the six months ended June 30, 2014, $2.8 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $4.2 million of interest was paid in cash. Accrued interest expense had a de minimis change from December 31, 2013 to June 30, 2014 yielding net interest expense of $7.0 million for the six months ended June 30, 2014.

Net (Loss) Income

Net operating income for the three months ended June 30, 2015 totaled $0.7 million compared to net operating income of $17.3 million for the same period in 2014. The primary factors impacting the change in net operating income for the periods are summarized in the table below.

Three months ended June 30, 2015 versus three months ended June 30, 2014 summary of change in net operating income

(in thousands)

	Three months ended
	June 30, 2015	June 30, 2014	Percentage change	Dollar value change
Net revenues	$1,470	$2,150	-31.63%	$(680)
Underwriting expenses (net)	343	3,035	88.70%	2,692
General and administrative expenses	2,306	2,016	-14.38%	(290)
Loss contract fair market value reserve change	(2,783)	(30,287)	-90.81%	(27,504)
Loss from contract termination	—	6,563	N/A	6,563
Interest expense	951	3,501	72.84%	2,550
Net operating income	$653	$17,322	96.23%	$(16,669)

Net operating loss for the six months ended June 30, 2015 totaled $1.1 million compared to net operating income of $13.9 million for the same period in 2014. The primary factors impacting the change in net operating (loss) income for the periods are summarized in the table below.

Six months ended June 30, 2015 versus three months ended June 30, 2014 summary of change in net operating (loss) income

(in thousands)

	Six months ended
	June 30, 2015	June 30, 2014	Percentage change	Dollar value change
Net revenues	$3,220	$4,984	-35.39%	$(1,764)
Underwriting expenses (net)	(75)	4,352	101.72%	4,427
General and administrative expenses	5,279	3,463	-52.44%	(1,816)
Loss contract fair market value reserve change	(2,783)	(30,287)	-90.81%	(27,504)
Loss from contract termination	—	6,563	N/A	6,563
Interest expense	1,905	6,951	72.59%	5,046
Net operating (loss) income	$(1,106)	$13,942	107.93%	$(15,048)

 Comprehensive (Loss) Income

The Company has no comprehensive (loss) income other than the net (loss) income disclosed in the condensed consolidated statement of operations.

Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Premiums assumed	$1,325	$1,673	$2,514	$3,712
Change in unearned premiums	17	40	177	167
Premiums earned	$1,342	$1,713	$2,691	$3,879

For the three months ended June 30, 2015, premiums earned totaled $1.3 million, a decrease of $0.4 million when compared to premiums earned of $1.7 million for the same period in 2014. For the six months ended June 30, 2015, premiums earned totaled $2.7 million, a decrease of $1.2 million when compared to premiums earned of $3.9 million for the same period in 2014. The primary factors contributing to such decreased premiums relates to the commutations of trust assets which occurred in prior years whereby WMMRC received a lump sum payment in exchange for the termination of certain trusts and distribution of assets and WMMRC continuing to operate in runoff mode. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the periods ended June 30, 2015 and 2014, respectively, are provided in the following table:

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Losses and loss adjustment expense (benefit)	$223	$2,885	$(318)	$3,989

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

For the three months ended June 30, 2015 and 2014, the loss or benefit ratios for our business were a benefit ratio of 17 percent and a loss ratio of 168 percent, respectively. For the six months ended June 30, 2015 and 2014, the loss or benefit ratios for our business were a benefit ratio of 12 percent and a loss ratio of 103 percent, respectively. The loss or benefit ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. As a result of improvements in economic conditions generally, and the real estate market particularly, incurred losses have been less than previously projected which, in turn, has yielded the improvement in losses (benefits) incurred described above. In addition, loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Beginning in 2013, a majority of WMMRC’s reinsurance arrangements for the 2005 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
Case-basis reserves	$5,135	$16,538
IBNR reserves	97	110
Premium deficiency reserves	2,076	2,299
Total losses and loss adjustment reserves	$7,308	$18,947

Losses and loss adjustment reserve activity are as follows for the periods ended June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
Balance at beginning of period	$18,947	$44,314
Incurred (released) - prior periods	(318)	3,281
Paid - prior periods	(11,321)	(28,648)
Total losses and loss adjustment reserves	$7,308	$18,947

Net Investment Income

A summary of our net investment income for the periods ended June 30, 2015 and 2014, respectively, is as follows:

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(144)	$(429)	$(323)	$(958)
Investment income on fixed-maturity securities	326	907	739	2,009
Interest income on cash and equivalents	62	5	119	7
Realized net gain from sale of investments	81	388	267	415
Unrealized (losses) on trading securities held at period end	(197)	(434)	(273)	(368)
Net investment income	$128	$437	$529	$1,105

Federal Income Taxes

The Company has no current tax liability due as a result of its tax loss position for periods ended June 30, 2015, June 30, 2014 and December 31, 2014. More detailed information regarding the Company’s tax position including net operating loss (“NOL”) carry forwards is provided in Note 6: Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2014 and in Note 5: Income Taxes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to mortgage insurance companies. The Company, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the periods ended June 30, 2015 and December 31, 2014 associated with the Company’s tax liability from the current or preceding periods.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments.

We believe WMIH experienced an ownership change under Section 382 of the Code in connection with its bankruptcy plan becoming effective. Prior to emergence from bankruptcy, WMI abandoned the stock of Washington Mutual Bank, thereby generating a worthless stock deduction of approximately $8.37 billion, which gave rise to a NOL carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2014 was approximately $6.00 billion and at June 30, 2015 we believe that there was no limit under Section 382 of the Code on the use of these NOLs. As of June 30, 2015 and December 31, 2014, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We hold investments at both WMIH and WMMRC and the two portfolios consist entirely of fixed income instruments and overnight money market funds totaling $128.3 million as of June 30, 2015. In addition, the Company held $0.4 million and $2.4 million of restricted cash in its collateral account at June 30, 2015 and December 31, 2014, respectively. Additionally, the Company held $582.3 million of restricted cash from the Series B Preferred Stock Financing in its escrow account at June 30, 2015. The escrow account was not established until January 5, 2015, therefore there were no funds in this account at December 31, 2014.  The value of the consolidated Company’s total cash and investments decreased during the six months ended June 30, 2015. Cash and investments, which excludes restricted cash of $582.7 million and $2.4 million at June 30, 2015 and December 31, 2014, respectively, totaled $133.7 million and $149.8 million at June 30, 2015 and December 31, 2014, respectively. The primary factor in this decrease in investments was the result of management actively extracting excess capital from WMMRC to reduce debt as more fully described in Note 3: Insurance Activity to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q and from loan losses paid from the funds held in trust for this purpose by WMMRC.

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

During the six months ended June 30, 2015 and the year ended December 31, 2014, $3.6 million and $15.8 million, respectively, of corporate securities that mature within 12 months were transferred from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, for additional information regarding our investment securities.

WMIH

WMIH’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income.  In December 2014, WMIH liquidated all its fixed income securities and at December 31, 2014, held a total of $77.3 million cash and equivalents, WMIH reinvested in fixed maturity securities in January 2015 and at June 30, 2015, WMIH has $64.0 million of investments in government agency securities, all of which will mature within the next 12 months.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. At June 30, 2015, approximately 89% of WMMRC’s investment portfolio was held in four trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, including funds in overnight money market instruments, was valued at approximately $51.7 million and $72.4 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, approximately 38 percent of the portfolio consisted of securities that will mature within the next 12 months and the remainder of the securities will mature between one and five years from June 30, 2015.

Liquidity and Capital Resources

General

WMIH is organized as a holding company with limited operations of its own. With respect to its own operations, WMIH has limited continuing cash needs, other than with respect to the payment of general and administrative expenses and interest, dividends on the Series B Preferred Stock and principal and interest payments on the Runoff Notes described below in this Item 2 under “Notes Payable.” Interest and principal payments on the Runoff Notes are payable solely from Runoff Proceeds (as defined in the Indentures described below in this Item 2 under “Notes Payable”) received by WMIH from WMMRC from time to time. Except in limited circumstances described in Note 7: Notes Payable to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Runoff Notes are nonrecourse to WMIH. In addition, all of our significant operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs, but is being operated in runoff and has not written any new business since September 26, 2008. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIH does not currently expect to pay dividends on our common shares.

WMIH has declared and paid $8.0 million of dividends on its Series B Preferred Stock and has accrued an additional $0.7 million of dividends based on the 3% interest rate during the six months ended June 30, 2015.   The Series B Preferred Stock was issued on January 5, 2015, therefore no dividends were due or paid for any prior period.

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

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIH as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIH to satisfy its liquidity needs. Any dividend or payment by WMMRC to WMIH must be approved by the Insurance Commissioner of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIH’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments, fees paid to it by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Commissioner of the State of Hawaii, cash on hand and cash, cash equivalents and investments held in escrow. In addition, all dividends paid by WMMRC to WMIH that constitute Runoff Proceeds must first be used to make payments on the Runoff Notes as provided under the Indentures (including payment of the secondary amount to the Company) in accordance with the Indentures.

Our current sources of liquidity include premium receipts, investment income, cash on hand, and approximately $582.3 million restricted cash received and held in escrow and investment securities. Because of the limited nature of WMIH’s operations, and the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest and principal obligations on the Runoff Notes (only if WMIH is in receipt of Runoff Proceeds; otherwise WMIH pays interest using the “payment-in-kind” (“PIK”) option available under the Indentures) and general administrative expenses.

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

WMMRC has net assets totaling $45.8 million and $54.9 million as of June 30, 2015 and December 31, 2014, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by the trust arrangements referenced earlier in this report, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Capital Structure and Management

WMIH’s capital structure consists of shareholders’ equity, Series B Preferred Stock proceeds held in escrow and classified as mezzanine and $29.2 million of term debt as of June 30, 2015 represented by the Second Lien Runoff Notes and governed by the terms of the Second Lien Indenture. We issued term debt of $130.0 million represented by the Runoff Notes on the Effective Date. As of June 30, 2015 this has subsequently decreased by a net amount of $100.8 million as a result of principal payments totaling $120.2 million net of PIK Notes which have been issued totaling $19.4 million.  First Lien Notes were redeemed in their entirety on April 27, 2015 and the First Lien Indenture was satisfied and discharged.

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. Prior to reincorporation, WMIH was authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share.  Upon reincorporation in Delaware, which is more fully described in Note 1: The Company and its Subsidiaries to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and pursuant to WMIH’s Amended and Restated Certificate of Incorporation, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of June 30, 2015, 206,168,035 shares of WMIH’s common stock were issued and outstanding; and 1,600,000 shares of its preferred stock were issued and outstanding.

On January 30, 2014, pursuant to an Investment Agreement, WMIH issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $11.1 million and warrants to purchase 61,400,000 shares of WMIH’s common stock. The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH. The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH, either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC 470, a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and as an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the warrants, has received other rights pursuant to the Investor Rights Agreement as more fully described in Note 9: Capital Stock, to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following transactions are more fully described in Note 9: Capital Stock, to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On January 5, 2015, WMIH announced that it had completed the Series B Preferred Stock Financing of 600,000 shares of Series B Preferred Stock for aggregate gross proceeds of $600.0 million, pursuant to a Purchase Agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc. (“Citi”) and KKR Capital Markets LLC (“KCM”) (KCM and, together with Citi, the “Initial Purchasers”).

In connection with the Series B Preferred Stock Financing, WMIH filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Certificate of Designation creating the Series B Preferred Stock and designating the rights and preferences of the Series B Preferred Stock. Holders of shares of the Series B Preferred Stock are entitled to receive, when, as and if declared, cumulative regular dividends at an annual rate of 3.00% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock, payable in cash. On each date that WMIH closes any Acquisition (as defined below), outstanding shares of Series B Preferred Stock having an aggregate liquidation preference equal to the net proceeds of the offering utilized in such Acquisition (as defined below), on a pro rata basis, will automatically convert into shares of common stock. In addition, on the date WMIH closes a Qualified Acquisition (as defined below), all outstanding shares of Series B Preferred Stock will automatically convert into shares of common stock. Each date that WMIH closes an Acquisition (including a Qualified Acquisition) will be a “Mandatory Conversion Date.” “Acquisition” means any acquisition by WMIH (or any of its direct or indirect wholly-owned subsidiaries), in a single transaction or a series of transactions, whether by purchase, merger or otherwise, of all or substantially all of the assets of, all the equity interests in, or a business line, unit or division of, any person. “Qualified Acquisition” means an Acquisition that, taken together with prior Acquisitions (if any), collectively utilizes aggregate net proceeds of the offering of $450 million. Unless the Series B Preferred Stock has been previously repurchased at the option of a holder upon the occurrence of certain put events or mandatorily converted, WMIH will redeem all outstanding shares of Series B Preferred Stock, if any, on the Mandatory Redemption Date which is the third anniversary of January 5, 2015 (or January 5, 2018). WMIH reincorporated as previously agreed from the State of Washington to the State of Delaware, which resulted in the increase of the size of its Board of Directors from 7 to up to 11 members and the authorization of a number of shares of its common stock sufficient to permit the conversion of all shares of Series B Preferred Stock (collectively, the “Reincorporation”).

On January 5, 2015, in connection with the Series B Preferred Stock Financing and pursuant to the Purchase Agreement, WMIH entered into:

●

a Registration Rights Agreement with the Initial Purchasers (the “Registration Rights Agreement”), pursuant to which WMIH has agreed that, subject to certain conditions, WMIH will use its reasonable efforts to (i) file a shelf registration statement covering resales of its common stock issuable upon mandatory conversion of the Series B Preferred Stock pursuant to Rule 415 under the Securities Act no later than six months after January 5, 2015 (the “Issue Date”), (ii) file a shelf registration statement covering resales of the Series B Preferred Stock pursuant to Rule 415 under the Securities Act no later than one year after the Issue Date, and (iii) cause each of these shelf registration statements to be declared effective under the Securities Act. On July 1, 2015, WMIH filed a shelf registration statement covering resales of common stock issuable upon mandatory conversion of the Series B Preferred Stock pursuant to Rule 415 under the Securities Act, which registration statement has not yet been declared effective under the Securities Act.  The Company has agreed to pay customary expenses, subject to certain limitations.

●

an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent (the “Escrow Agent”), pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598,500,000, representing the proceeds of the Series B Preferred Stock Financing less offering fees payable on the Issue Date but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds will be released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to (i) pay certain fees related to the Series B Preferred Stock Financing that may become payable to the Initial Purchasers, (ii) finance WMIH’s efforts to explore and/or fund, in whole or in part, acquisitions, whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses, (iii) pay certain amounts that may become payable to the holders of the Series B Preferred Stock upon the occurrence of certain put events, (iv) pay certain amounts that would become payable to the holders of the Series B Preferred Stock upon a mandatory redemption of the Series B Preferred Stock, and (v) pay certain expenses related to the Series B Preferred Stock Financing. The entire net proceeds will be released from escrow as instructed by WMIH upon a Qualified Acquisition (as defined in the Escrow Agreement).

WMIH may, subject to market conditions, as well as limitations set forth in the Indentures (described below), incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions.

While WMIH is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of June 30, 2015, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Indentures impose restrictions on WMMRC’s business activities. During the six months ended June 30, 2015, WMMRC paid $11.0 million in dividends to its parent.

On the Effective Date, WMI and WMIIC (together, the “Debtors”) (and now the WMI Liquidating Trust (the “Trust”) on behalf of the Debtors) continued to dispute whether the interests of certain former holders of “Equity Interests” or “Claims” (in each case as those terms are defined in the Plan) against the Debtors should be allowed. As a result, pursuant to the Plan, on the Effective Date, a “Disputed Equity Escrow” (as defined in the Plan) was created for the benefit of each holder of a “Disputed Equity Interest” (as defined in the Plan). Such Disputed Equity Escrow was created to hold shares of WMIH’s common stock (as well as any dividends, gains or income attributable in respect of such common stock) allocable, on a pro rata basis, to each holder of such a Disputed Equity Interest if and when such Disputed Equity Interest becomes an “Allowed Equity Interest” (as such term is defined in the Plan). All such Equity Interests will constitute Disputed Equity Interests pursuant to the Plan until such time, or from time to time, as each Disputed Equity Interest has been compromised and settled or allowed or disallowed by a final order of the bankruptcy court.

The liquidating trustee of the Trust, William Kosturos (the “Liquidating Trustee”), acts as escrow agent with respect to the Disputed Equity Escrow. Until such time as all of WMIH’s common stock has been distributed from the Disputed Equity Escrow in accordance with the Plan (e.g., as a result of all “Disputed Equity Claims” (as such term is defined in the Plan) becoming Allowed Equity Interests or all Disputed Equity Claims being disallowed), the Liquidating Trustee is vested with the authority to exercise voting or consent rights with respect to such stock; provided, however, that the Liquidating Trustee is obligated to vote or consent, as the case may be, as to such stock in the same proportion as all other holders of WMIH’s common stock have voted or consented, in each case on an issue-by-issue basis. The Trust has no right to or entitlement in any shares of common stock held in the Disputed Equity Escrow. Additionally, WMIH does not have any right to, or interest in, any shares of common stock held by the Disputed Equity Escrow.

Financing Arrangements

As of March 19, 2012, a Financing Agreement (the “Financing Agreement”) was entered into by and among WMIH, WMIIC, the lenders, severally and not jointly, party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders, which established a credit facility consisting of (a) a tranche A term loan commitment and a tranche A-1 term loan commitment in the aggregate principal amount of $25.0 million and (b) a tranche B term loan commitment in the aggregate principal amount of $100.0 million. As of June 30, 2015, the Financing Agreement has been terminated as a result of the agreement for termination (the “Financing Agreement Termination”) of the Financing Agreement entered on January 5, 2015. Pursuant to the Financing Agreement Termination, the Financing Agreement automatically terminated on January 5, 2015 and the Company no longer has or will have access to the funds thereunder.

As of January 30, 2014 and pursuant to the terms and conditions of the Note Purchase Agreement, KKR Management committed to purchase up to $150.0 million aggregate principal amount of subordinated 7.50% PIK notes from WMIH. As of June 30, 2015, WMIH had not issued any such subordinated notes and on December 19, 2014, the parties to the Note Purchase Agreement executed an amendment that had the effect of terminating the Note Purchase Agreement immediately following the consummation of the Reincorporation.  As a result, WMIH no longer has access to this funding arrangement. The amendment to the Note Purchase Agreement also waived any and all defaults, events of default and rights to terminate the Note Purchase Agreement arising as a result of the Series B Preferred Stock Financing and permitted the performance of, and compliance with, all of the terms of the Series B Preferred Stock. The Reincorporation was approved at our Annual Meeting of Shareholders on April 28, 2015, and was completed on May 11, 2015.

Notes Payable

On the Effective Date, WMIH issued $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIH and Wilmington Trust, National Association, as Trustee. Additionally, WMIH issued $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIH and Law Debenture Trust Company of New York, as Trustee. The Runoff Notes are scheduled to mature on March 19, 2030 and pay interest quarterly.

The Runoff Notes are secured by, and have a specified priority in right of payment in, (a) a securities or deposit account into which WMIH deposits distributions it receives of Runoff Proceeds (as defined in the Indentures) (the “Collateral Account”) and (b) the equity interests in, and assets of, either WMMRC, or such other entity as holds (or may hold in the future) WMMRC’s existing portfolio of assets, to the extent a lien has been granted therein (with any such lien subject to regulatory approval).

WMIH will, and has agreed to cause WMMRC to, deposit all distributions, dividends or other receipts in respect of Runoff Proceeds Distributions (as defined in the Indentures) on the date paid to WMIH in a Collateral Account established in accordance with the terms of the Indentures. On any interest payment date, payments are made from the Collateral Account and from any other Runoff Proceeds Distributions in the priority set forth in the Indentures. Generally, under the Indentures payments are required to be made first to the Trustees for any fees and expenses, then to WMIH for an amount equal to the Issuer Priority Amount (as defined in the Indentures), then to the holders of the First Lien Notes for interest and principal, then to WMIH for an amount equal to the Issuer Secondary Amount (as defined in the Second Lien Indenture), and lastly to the holders of the Second Lien Notes for interest and principal. After payment in full of all interest and principal to the holders of the First Lien Notes and Second Lien Notes, all amounts on deposit in the Collateral Account and any other Runoff Proceeds will be paid to WMIH. As of June 30, 2015, the Issuer Priority Amount, the First Lien Runoff Notes, and the Issuer Secondary Amount have been paid in full and the First Lien Indenture has been discharged and satisfied. The obligations created by the Runoff Notes are nonrecourse to WMIH except for certain actions for specific performance and in certain limited circumstances as more fully described in Section 7.16 of the Indentures with respect to Runoff Proceeds Distributions in the Collateral Account or for failure to comply with certain specified covenants relating to (i) the deposit of Runoff Proceeds in the Collateral Account, (ii) payment of Runoff Proceeds in the Collateral Account in accordance with the order of priority established in the Indentures, (iii) failure to seek to obtain the appropriate regulatory approval to permit the dividend of Runoff Proceeds to WMIH and (iv) the failure to cause WMMRC to deposit Runoff Proceeds into a segregated account.

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. The aggregate face amount of PIK Notes issued as of June 30, 2015 and December 31, 2014 totals approximately $19.4 million and $18.5 million, respectively. Outstanding principal amounts under these notes totaled approximately $29.2 million and $31.2 million as of June 30, 2015 and December 31, 2014, respectively. Approximately $3.0 million and $78.9 million of First Lien Notes principal was paid during the six months ended June 30, 2015 and during the year ended December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Collateral Account contained $0.4 million and $2.4 million, respectively, of cash received from WMMRC which was or will be ultimately used for payments in accordance with the Indentures, including future administrative expenses related to the Indentures, and interest and principal payments on the Runoff Notes.

Contractual Obligations, Commitments and Contingencies

WMMRC has engaged a Hawaiian-based service provider, Marsh Management Services Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

On March 19, 2012, WMIH entered into an Investment Management Agreement with WMMRC. Under the terms of this agreement, WMIH receives a fee from WMMRC equal to the product of (x) the ending dollar amount of assets under management during the calendar month in question and (y) .002 divided by 12. WMIH is responsible for investing the funds of WMMRC based on applicable investment criteria and subject to rules and regulations to which WMMRC is subject. The Investment Management Agreement has been approved by the Insurance Commissioner of the State of Hawaii.

On March 19, 2012, WMIH entered into an Administrative Services Agreement with WMMRC. Under the terms of this agreement, WMIH receives from WMMRC a fee of $110 thousand per month. WMIH is responsible for providing administrative services to support, among other things, supervision, governance, financial administration and reporting, risk management and claims management as may be necessary, together with such other general or specific administrative services that may be reasonably required or requested by WMMRC in the ordinary course of its business. The Administrative Services Agreement has been approved by the Insurance Commissioner of the State of Hawaii.

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $0.7 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively. The expense and related income eliminate on consolidation.

On March 22, 2012, WMIH and the Trust entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees to the Company. The TSA provided the Company with office space (prior to the Company entering into its own lease) for its current employees and continues to provide basic infrastructure and support services to allow the Company to operate. The TSA as amended, extends the term of the agreement through October 31, 2015, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

In connection with implementing the Plan, certain holders of specified “Allowed Claims” had the right to elect to receive such holder’s “Pro Rata Share of the Common Stock Allotment.” Essentially, the Plan defines the “Pro Rata Share of the Common Stock Allotment” as a pro rata share of ten million (10,000,000) shares of WMIH’s common stock (i.e. five percent (5%)) issued and outstanding on the Effective Date. Holders exercising the foregoing election did so in lieu of receiving (i) 50% of such holder’s interest in and to certain litigation proceeds that could be realized by the Trust on account of certain claims and causes of action asserted by the Trust as contemplated by the Plan (“Litigation Proceeds”), and (ii) some or all of the Runoff Notes to which such holder may be entitled (if such holder elected to receive Runoff Notes in accordance with the terms of the Plan).

If a holder exercised the election described above and, as a result of such election, received shares of WMIH’s common stock, then such holder’s share of Runoff Notes to which the election was effective (i.e., One Dollar ($1.00) of original principal amount of Runoff Notes for each share of WMIH’s common stock) were not issued. In addition, as a result of making the aforementioned election, such holders conveyed to WMIH, and WMIH retained an economic interest in Litigation Proceeds, if any, recovered by the Trust in connection with certain litigation brought by the Trust as contemplated by the Plan. Distributions, if any, to WMIH on account of the foregoing will be effected in accordance with the Plan and the court order confirming the Plan.

On or about October 14, 2014, the Trust filed a lawsuit in King County Superior Court in the State of Washington against 16 former directors and officers of WMI (the “D&O Litigation”). The Trust’s complaint alleges, among other things, that the defendants named therein breached their fiduciary duties to WMI and committed corporate waste and fraud by squandering WMI’s financial resources.

In connection with the D&O Litigation, on December 1, 2014, the Trust filed its Motion for an Order, Pursuant to Sections 105(a) and 362 of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, (A) Approving Settlement Agreement Between WMI Liquidating Trust, Certain Directors and Officer and Insurers and (B) Authorizing and Directing the Consummation Thereof (as amended, modified or supplemented prior to the date hereof, (the “D&O Settlement Motion”).  Among other things, the D&O Settlement Motion sought approval of a settlement among the Trust, certain former directors and officers of WMI and certain insurance carriers that underwrote director and officer liability insurance policies for the benefit of WMI and its affiliates (including such former directors and officers), pursuant to which, among other things, the insurance carriers would pay the Trust $37.0 million.  In its Quarterly Summary Report for the period ended December 31, 2014, a copy of which was filed by the Trust under Form 8-K on February 2, 2015, the Trust estimated that of the approximately $37.0 million in Litigation Proceeds, WMIH would be entitled to receive approximately $9.0 million in Litigation Proceeds received by the Trust.  At a hearing held on December 23, 2014, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) granted the Trust’s D&O Settlement Motion.  On January 5, 2015, certain non-settling officers appealed the Bankruptcy Court’s order granting the D&O Settlement Motion.  In connection with settlement of the D&O Litigation, the Trust entered into a Reserve Settlement Agreement (“RSA”) with the appellants and certain insurance carriers to settle the D&O Litigation and that pursuant to the terms of the RSA, the parties agreed, among other things, that, $3.0 million of the $37.0 million that had been required to be paid to the Trust pursuant to the settlement would be placed into a segregated reserve account to be administered by a third party.  Under the RSA funds are released from the reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent the Company is entitled to receive such funds in accordance with the Plan, it is anticipated that the Trust will make payments to the Company in an amount equal to the Company’s share of Litigation Proceeds as provided under the Plan.  Due to the contingent nature of the reserve, however, there can be no assurances that WMIH will receive any future amounts on account of funds deposited in such settlement reserve. During June of 2015, WMIH received approximately $8.3 million in Litigation Proceeds, which was recorded as other income on the operating statement during the quarter ended June 30, 2015.   This $8.3 million amount represents WMIH’s portion of the $34.0 million of net Litigation Proceeds which were received by the Trust.

The Trust’s Litigation Subcommittee disclosed in its Form 10-K for the period ended December 31, 2013 that it investigated potential claims against various third parties, including breach of contract claims, breach of fiduciary duty claims, professional malpractice claims, and business tort and antitrust claims. Based on such investigation, the Litigation Subcommittee determined not to assert claims against such third parties, other than those which are currently pending and being litigated.  As a result of the Trust’s public disclosures on these matters, at this time WMIH believes it is unlikely that it will realize any value on account of recovery claims, other than as described above.  As of June 30, 2015, WMIH has not received any Litigation Proceeds other than as described above in connection with the foregoing and, there can be no assurance that WMIH will receive any value or distributions on account of Litigation Proceeds in the future.

As a member of the Litigation Subcommittee of the Trust, Mr. Willingham participates in overseeing the prosecution of recovery claims by the Trust.

As a result of the Company’s reorganization in bankruptcy an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated at each reporting date for changes to its value. As of June 30, 2015, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $9.8 million. The fair market value of this reserve was $12.5 million at December 31, 2014. The fair market value of this reserve decreased by $2.7 million during the three and six months ended June 30, 2015, and was reduced by $30.3 million during the three and six months ended June 30, 2014. As a result a decrease in expense of $2.7 million was recorded during the three and six months ended on June 30, 2015, and a decrease in expense of $30.3 million was recorded during the three and six months ended June 30, 2014. The fair market value of this reserve will ultimately be reduced to zero, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see Note 2: Significant Accounting Policies in Item 1 of this Quarterly Report on Form 10-Q.

As of January 30, 2014, pursuant to the terms and conditions of the Investment Agreement, WMIH sold to KKR Fund 1,000,000 shares of Series A Preferred Stock, having the terms, rights, obligations and preferences contained in the Articles of Amendment of WMIH dated January 30, 2014 containing the Designation of Rights and Preferences of the Series A Preferred Stock, for a purchase price equal to $11.1 million and issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIH’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”). KKR Fund’s rights as a holder of the Series A Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Holders own 50% of the Series A Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIH), the Holders will have the right to appoint one of seven directors to WMIH’s Board of Directors. Additionally, until January 30, 2017, and subject to certain limitations, the Holders will have the right to purchase up to 50% of any future equity rights offerings or other equity issuance by WMIH on the same terms as the equity issued to other investors in such transactions, in an aggregate amount of such offerings and issuances by WMIH of up to $1 billion. The Investor Rights Agreement also provides the Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to common stock (and common stock underlying the Series A Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. Moreover, for as long as the Holders beneficially own any shares of common stock of WMIH or Series A Preferred Stock or any of the Warrants, WMIH has agreed to provide customary Rule 144A information rights, to provide the Holders with regular audited and unaudited financial statements and to allow the Holders or their representatives to inspect WMIH’s books and records. For further information on the Investment Agreement and the Investor Rights Agreement, see Note 8: Financing Arrangements, and Note 9: Capital Stock, to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In conjunction with the Series B Preferred Stock Financing, the Company is contractually committed to make certain fee payments if future events occur.  These fees are recorded and presented on our balance sheet as other liabilities. The total balance of $13.7 million of other liabilities is comprised of $12.3 million of accrued fees relating to the Series B Preferred Stock Financing, an accrual for professional fees of approximately $0.7 million, $0.7 of accrued dividends relating to the Series B Preferred Stock and several small accruals for recurring business expenses.

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

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2015, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of June 30, 2015, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in our risk factors from those disclosed in such Annual Report.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated May 11, 2015, between WMI Holdings Corp., a Washington corporation, and WMIH Corp., a Delaware corporation.	8-K12G3	2.1	5/13/15
3.1	Amended and Restated Certificate of Incorporation of WMIH Corp., a Delaware corporation.	8-K12G3	3.1	5/13/15
3.2	Amended and Restated Bylaws of WMIH Corp., a Delaware corporation.	8-K12G3	3.2	5/13/15
4.1	First Supplemental Indenture, dated May 11, 2015, among WMI Holdings Corp., a Washington corporation, WMIH Corp., a Delaware corporation and Law Debenture Trust Company of New York, as trustee.	8-K12G3	4.1	5/13/15
10.1	Form of Indemnification Agreement by and between WMIH Corp. and each of its current directors and executive officers.	8-K12G3	10.1	5/13/15
10.2	Form of Employment Agreement between William C. Gallagher and WMIH Corp.	8-K12G3	10.2	5/13/15
10.3	Form of Restricted Stock Agreement between William C. Gallagher and WMIH Corp.	8-K12G3	10.3	5/13/15
10.4	Form of Employment Agreement between Thomas L. Fairfield and WMIH Corp.	8-K12G3	10.4	5/13/15
10.5	Form of Restricted Stock Agreement between Thomas L. Fairfield and WMIH Corp.	8-K12G3	10.5	5/13/15
10.6	2012 Long-Term Incentive Plan.	10-K	10.17	3/15/13
10.7	First Amendment to 2012 Long-Term Incentive Plan.	8-K	99.1	2/13/14
10.8	Second Amendment to 2012 Long-Term Incentive Plan.	10-K	10.15	2/27/15
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X

Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMIH CORP.
(Registrant)
Dated: August 7, 2015	By:	/s/ William C. Gallagher
	Name:	William C. Gallagher
	Title:	Chief Executive Officer
Dated: August 7, 2015	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer