Form 10-Q
period 2015-09-30
WMIH CORP.
filed 2015-11-06
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14667

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	206,168,035
(Class)	(Outstanding at November 2, 2015)

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

* * * * *

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, (i) the terms “Company,” “we,” “us,” or “our” refer to WMIH Corp. (formerly WMI Holdings Corp.) and its subsidiaries on a consolidated basis; (ii) “WMIH” refers only to WMIH Corp., without regard to its subsidiaries; (iii) “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries; (iv)  “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); and (v)  “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIH).

WMIH CORP.

FORM 10-Q

PART 1

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$32,140	$52,578
Cash equivalents held in trust	5,353	11,122
Total investments held in trust	37,493	63,700
Cash and cash equivalents	15,350	78,009
Fixed-maturity securities, at fair value	73,865	8,063
Restricted cash	582,374	2,447
Accrued investment income	283	476
Deferred offering costs	—	2,568
Other assets	859	876
Total assets	$710,224	$156,139
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK and SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$28,808	$31,220
Notes payable - interest	312	338
Losses and loss adjustment reserves	6,582	18,947
Losses payable	146	696
Unearned premiums	836	1,094
Accrued ceding commissions	36	44
Loss contract fair market value reserve	9,766	12,549
Derivative liability - embedded conversion feature	132,144	—
Other liabilities	25,339	3,021
Total liabilities	203,969	67,909
Commitments and contingencies
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000 and zero shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $600,000,000 and zero as of September 30, 2015 and December 31, 2014, respectively	502,213	—
Shareholders’ equity:
Convertible series A preferred stock, $0.00001 par value; 1,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014; aggregate liquidation preference of $10 as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value; 3,500,000,000 authorized; 206,168,035 and 202,343,245 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	2	2
Additional paid-in capital	107,589	106,628
Accumulated (deficit)	(103,549)	(18,400)
Total shareholders’ equity	4,042	88,230
Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$710,224	$156,139

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts and share data)

(Unaudited)

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Revenues:
Premiums earned	$1,247	$1,635	$3,938	$5,514
Net investment income	241	86	770	1,191
Total revenues	1,488	1,721	4,708	6,705
Operating expenses:
Losses and loss adjustment (benefit) expense	(40)	542	(358)	4,531
Ceding commission expense	110	144	353	507
General and administrative expense	13,204	1,287	18,483	4,750
Loss contract reserve fair market value change	—	—	(2,783)	(30,287)
Loss from contract termination	—	—	—	6,563
Interest expense	937	1,047	2,842	7,998
Total operating expense (benefit)	14,211	3,020	18,537	(5,938)
Net operating (loss) income	(12,723)	(1,299)	(13,829)	12,643
Other (income) and expense:
Other expense (income)	477	—	(7,845)	—
Unrealized (gain) loss on change in fair value of derivative liability - embedded conversion feature	(9,281)	—	65,917	—
Total other (income) and expense:	(8,804)	—	58,072	—
(Loss) income before income taxes	(3,919)	(1,299)	(71,901)	12,643
Income tax expense (benefit)	—	—	—	—
Net (loss) income	(3,919)	(1,299)	(71,901)	12,643
Redeemable convertible series B preferred stock dividends	(4,500)	—	(13,248)	—
Preferred deemed dividend	—	—	—	(9,455)
Net (loss) income attributable to common shareholders	$(8,419)	$(1,299)	$(85,149)	$3,188
Basic net (loss) income per share attributable to common shareholders	$(0.04)	$(0.01)	$(0.42)	$0.02
Shares used in computing basic net (loss) income per share	201,970,639	200,999,481	201,671,117	200,826,268
Diluted net (loss) income per share attributable to common shareholders	$(0.04)	$(0.01)	$(0.42)	$0.01
Shares used in computing diluted net (loss) income per share	201,970,639	200,999,481	201,671,117	237,872,256

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Series B Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated earnings (deficit)	Total shareholders’ equity
Balance at January 1, 2014	—	$—	—	$—	201,842,351	$2	$77,142	$(12,015)	$65,129
Net income from January 1, 2014 to December 31, 2014	—	—	—	—	—	—	—	3,070	3,070
Issuance of convertible series A preferred stock and warrants to purchase common stock, net of offering costs	—	—	1,000,000	—	—	—	19,224	—	19,224
Preferred deemed dividend	—	—	—	—	—	—	9,455	(9,455)	—
Issuance of common stock under restricted share compensation arrangement	—	—	—	—	500,894	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	807	—	807
Balance at December 31, 2014	—	—	1,000,000	—	202,343,245	2	106,628	(18,400)	88,230
Net (loss) from January 1, 2015 to September 30, 2015	—	—	—	—	—	—	—	(71,901)	(71,901)
Issuance of redeemable convertible series B preferred stock, net of offering costs	600,000	502,213	—	—	—	—	—	—	—
Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(13,248)	(13,248)
Issuance of common stock under restricted share compensation arrangement	—	—	—	—	3,824,790	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	961	—	961
Balance at September 30, 2015	600,000	$502,213	1,000,000	$—	206,168,035	$2	$107,589	$(103,549)	$4,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Cash flows from operating activities:
Net (loss) income	$(71,901)	$12,643
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of premium or discount on fixed maturity securities	454	1,350
Net realized (gain) on sale of investments	(319)	(434)
Unrealized loss on trading securities	311	651
Unrealized loss on derivative liability - embedded conversion feature	65,917	—
Equity-based compensation expense	961	600
Changes in assets and liabilities:
Accrued investment income	193	379
Other assets	17	472
Change in cash equivalents held in trust	5,769	22,649
Change in restricted cash	(579,927)	71
Losses and loss adjustment reserves	(12,365)	(22,148)
Losses payable	(550)	(1,875)
Unearned premiums	(258)	(238)
Accrued ceding commission expense	(8)	(54)
Accrued interest on notes payable	(26)	(814)
Loss contract fair market value reserve	(2,783)	(30,287)
Other liabilities	11,886	(710)
Total adjustments	(510,728)	(30,388)
Net cash (used in) operating activities:	(582,629)	(17,745)
Cash flows from investing activities:
Purchase of investments	(202,398)	(431,113)
Proceeds from sales and maturities of investments	156,588	511,331
Net cash (used in) provided by investing activities:	(45,810)	80,218
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants to purchase common stock	600,000	22,572
Fees incurred and paid relating to preferred stock and warrant issuance	(19,310)	(3,348)
Redeemable convertible series B preferred stock dividends paid in cash	(12,498)	—
Deferred offering costs	—	(12,166)
Notes payable – principal repayments	(3,330)	(78,890)
Notes payable – principal issued	918	3,718
Net cash provided by (used in) financing activities:	565,780	(68,114)
(Decrease) in cash and cash equivalents	(62,659)	(5,641)
Cash and cash equivalents, beginning of period	78,009	11,986
Cash and cash equivalents, end of period	$15,350	$6,345
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$1,951	$5,094
Supplementary disclosure of non-cash investing and financing activities:
Embedded derivatives on preferred stock issuances	$66,227	$—
Notes payable issued in lieu of cash interest payments	$918	$3,718
Non-cash redeemable convertible series B preferred stock dividends accrued	$750	$—
Accrued fees relating to series B preferred stock issuance	$12,250	$—
Preferred deemed dividend recorded due to beneficial conversion feature	$—	$9,455

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless otherwise indicated, financial information, including dollar values stated in the text of the notes to financial statements, is expressed in thousands.

References as used herein, unless the context requires otherwise, to (i) the “Company,” “we,” “us” or “our” refer to WMIH Corp. (formerly WMI Holdings Corp.) and its subsidiaries on a consolidated basis; (ii) “WMIH” refers only to WMIH Corp., without regard to its subsidiaries; (iii) “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries; (iv) “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); and (v) “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIH).

Note 1: The Company and its Subsidiaries

WMIH Corp.

WMIH Corp. (“WMIH”) is a corporation duly organized and existing under the laws of the State of Delaware.  On May 11, 2015, WMIH merged with its parent corporation, WMI Holdings Corp. (“WMIHC”), a Washington corporation, with WMIH as the surviving corporation in the merger (the “Merger”).   The Merger occurred as part of the reincorporation of WMIHC from the State of Washington to the State of Delaware effective May 11, 2015 (the “Reincorporation Date”).

WMIH, formerly known as WMIHC and Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC”), a Hawaii corporation, and WMI Investment Corp. (“WMIIC”), a Delaware corporation. Our business activities consist of operating WMMRC’s legacy reinsurance business in runoff mode. We are actively seeking acquisition opportunities across a broad array of industries with a specific focus in 2015 in the financial services industry, including targets with consumer finance, specialty finance, leasing and insurance operations.

As of September 30, 2015, WMIH was authorized to issue up to 3,500,000,000 shares of common stock, and up to 10,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share. As of September 30, 2015 and December 31, 2014, 206,168,035 and 202,343,245 shares, respectively, of WMIH’s common stock were issued and outstanding. As of September 30, 2015 and December 31, 2014, 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding.  As of September 30, 2015 and December 31, 2014, 600,000 and zero shares, respectively, of WMIH’s Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”) were issued and outstanding.

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

Note 2: Significant Accounting Policies

Basis of Presentation

WMIH resumed filing all periodic reports for a reporting company under the Exchange Act for all periods after emergence from bankruptcy on March 19, 2012 (the “Effective Date”). Subsequent to the Effective Date, we have timely filed our Exchange Act periodic reports.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2015. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $0.8 million and $1.1 million as of September 30, 2015 and December 31, 2014, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed expected future unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $2.1 million and $2.3 million as of September 30, 2015 and December 31, 2014, respectively.

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

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserves include case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company has recorded reserves at the ceded case reserves and IBNR levels established and reported by the primary mortgage guaranty carriers as of September 30, 2015 and December 31, 2014, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, than the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Loss Contract Fair Market Value Reserve

A loss contract fair market value reserve relating to contractual obligations of WMMRC was established at March 19, 2012 as a result of applying fresh start accounting and in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The fair market value of this reserve is analyzed quarterly and is adjusted accordingly. This adjustment (if any) to the reserve produces an expense or contra-expense in the statement of operations.

Fresh Start Accounting

The Company adopted fresh start accounting in accordance with ASC 852 (Reorganizations) (“ASC 852”) upon emergence from bankruptcy on March 19, 2012. Under ASC 852, the application of fresh start accounting results in the allocation of reorganization value to the fair value of assets, and is required when (a) the reorganization value of assets immediately prior to confirmation of a plan of reorganization is less than the total of all post-petition liabilities and allowed claims and (b) the holders of voting shares immediately prior to the confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity. The Company adopted fresh start accounting as of the Effective Date, which represents the date on which all material conditions precedent to the effectiveness of the Company’s Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (as modified, the “Plan”) were satisfied or waived. As of the Effective Date, the Company believes that it satisfied both of the aforementioned conditions.

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

Equity-Based Compensation

On May 22, 2012, WMIH’s Board of Directors (the “Board”) approved the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) so that awards of restricted stock could be made to its non-employee directors and to have a plan in place to provide for awards of equity based compensation to executives and others in connection with the Company’s operations and future strategic plans. A total of 2.0 million shares of common stock were initially reserved for future issuance under the 2012 Plan, which became effective upon the Board approval on May 22, 2012. On February 10, 2014, the Board approved and adopted a First Amendment to the 2012 Plan, pursuant to which the number of shares of WMIH’s common stock reserved and available for grants under the 2012 Plan was increased from 2.0 million shares to 3.0 million shares, and the terms of the 2012 Plan were modified to permit such an increase through action of the Board, except when shareholder approval is necessary to comply with any applicable law, regulation or rule of any stock exchange on which WMIH’s shares are listed, quoted or traded. On February 25, 2015, the number of shares authorized and available for awards under the 2012 Plan was increased from 3.0 million to 12.0 million shares of WMIH’s common stock, subject to approval of shareholders of WMIH.  This approval was received at the Company’s Annual Meeting of Shareholders on April 28, 2015.  The 2012 Plan provides for the granting of restricted shares, stock options and other cash and share based awards. The value of restricted stock is generally determined using the fair market value determined to be the trading price at the close of business on the respective date the awards were granted.

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Penalties and interest, of which there are none, would be reflected in income tax expense. Tax years are open to the extent the Company has net operating loss (“NOL”) carry-forwards available to be utilized currently.

Reclassification

Certain prior period balances have been reclassified to conform with the basis of presentation used as of September 30, 2015.

Dividend Policy

WMIH has paid no dividends on its common stock on or after the Effective Date and currently has no plans to pay a dividend on its common stock.

WMIH has declared and paid $12.5 million of dividends on its Series B Preferred Stock and has accrued an additional $0.7 million of dividends based on the Series B Preferred Stock 3% interest rate during the nine months ended September 30, 2015.   The Series B Preferred Stock was issued on January 5, 2015, therefore no dividends were due or paid for any prior period.

New Accounting Pronouncements

In April 2015 the FASB issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update contains amendments that are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

In June 2015 the FASB issued Accounting Standards Update 2015-10, Technical Corrections and Improvements.  This update contains amendments that will affect a wide variety of topics in the codification. This update contains amendments that are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

In September 2015 the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  This update contains amendments that are effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years. The amendments in this update should be applied prospectively, with earlier application permitted for financial statements that have not been issued. The Company has reviewed this standard and determined it has no material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

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

Premiums assumed and earned are as follows for the periods ended September 30, 2015 and 2014, respectively:

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Premiums assumed	$1,166	$1,564	$3,680	$5,276
Change in unearned premiums	81	71	258	238
Premiums earned	$1,247	$1,635	$3,938	$5,514

The components of the liability for losses and loss adjustment reserves are as follows as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
Case-basis reserves	$4,428	$16,538
IBNR reserves	78	110
Premium deficiency reserves	2,076	2,299
Total losses and loss adjustment reserves	$6,582	$18,947

Losses and loss adjustment reserve activity are as follows for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
Balance at beginning of period	$18,947	$44,314
(Released) incurred - prior periods	(358)	3,281
Paid - prior periods	(12,007)	(28,648)
Total losses and loss adjustment reserves	$6,582	$18,947

The loss contract fair market reserve balance is analyzed and adjusted quarterly. The balance in the reserve was $9.8 million at September 30, 2015 and $12.5 million at December 31, 2014. The fair market value of this reserve was unchanged during the three months ended September 30, 2015 and September 30, 2014, respectively, and decreased by $2.7 million and $30.3 million during the nine months ended September 30, 2015 and September 30, 2014, respectively. As a result, a corresponding decrease in expense was reflected in the statement of operations for each of the respective periods during which there was a change in value.

Note 4: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at September 30, 2015, are as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$74,364	$19	$(3)	$74,380
Corporate debt securities	21,493	108	(12)	21,589
Foreign corporate debt securities	10,029	22	(15)	10,036
Total fixed-maturity securities	105,886	149	(30)	106,005
Less total unrestricted fixed-maturity securities	73,834	33	(2)	73,865
Total fixed-maturity securities held in trust	$32,052	$116	$(28)	$32,140

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2014, are as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$6,491	$12	$(28)	$6,475
Corporate debt securities	41,018	531	(65)	41,484
Foreign corporate debt securities	12,693	47	(58)	12,682
Total fixed-maturity securities	60,202	590	(151)	60,641
Less total unrestricted fixed-maturity securities	7,895	179	(11)	8,063
Total fixed-maturity securities held in trust	$52,307	$411	$(140)	$52,578

Amortized cost and estimated fair value of fixed-maturity securities at September 30, 2015 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2015	$73,442	$73,464
2016-2019	32,444	32,541
Total fixed-maturity securities	$105,886	$106,005

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the periods ended September 30, 2015 and 2014, respectively, is summarized as follows:

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(131)	$(392)	$(454)	$(1,350)
Investment income on fixed-maturity securities	298	740	1,037	2,749
Interest income on cash and equivalents	60	2	179	9
Realized net gain from sale of investments	52	19	319	434
Unrealized (losses) on trading securities held at period end	(38)	(283)	(311)	(651)
Net investment income	$241	$86	$770	$1,191

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of September 30, 2015:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Class of securities:
Obligations of U.S. government sponsored enterprises	$69,887	$4,493	$—	$74,380
Corporate debt securities	11,396	10,193	—	21,589
Foreign corporate debt securities	1,072	8,964	—	10,036
Total fixed-maturity securities	82,355	23,650	—	106,005
Money market funds	16,276	—	—	16,276
Total	$98,631	$23,650	$—	$122,281

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2014:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Class of securities:
Obligations of U.S. government sponsored enterprises	$3,009	$3,466	$—	$6,475
Corporate debt securities	14,939	26,545	—	41,484
Foreign corporate debt securities	2,822	9,860	—	12,682
Total fixed-maturity securities	$20,770	$39,871	$—	$60,641
Money market funds	88,851	—	—	88,851
Total	$109,621	$39,871	$—	$149,492

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at the end of the calendar quarter in which the reclassifications occur. During the nine months ended September 30, 2015 and the year ended December 31, 2014, $6.0 million and $15.8 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	January 1, 2015 to September 30, 2015		January 1, 2014 to December 31, 2014
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Corporate debt securities	$—	$5,999	$—	$13,941
Foreign corporate debt securities	—	—	—	1,810
Total transfers	$—	$5,999	$—	$15,751

Note 5: Income Taxes

For the nine months ended September 30, 2015, the Company recorded a net loss of approximately $71.9 million. Due to projected tax losses for the year ended December 31, 2015 and the existence of NOL carry forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the nine months ended September 30, 2015. The Company recorded no income tax expense or benefit for the year ended December 31, 2014 due to tax losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to property and casualty insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the nine months ended September 30, 2015 or the year ended December 31, 2014 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, NOLs and unrealized gains and losses on investments. As of September 30, 2015 and December 31, 2014, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On March 19, 2012, WMIH emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gave rise to a NOL for the year ended December 31, 2012. Under Section 382 of the Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2014 is approximately $6.0 billion. At September 30, 2015, there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2031. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks. (see Part I-Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014).

The Company accounts for uncertain tax positions in accordance with the income tax accounting guidance. The Company has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2011 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended September 30, 2015 and December 31, 2014.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaiian-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIH entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator, the Insurance Commission of the State of Hawaii. Total amounts incurred under these agreements totaled $1.1 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees. The TSA provides the Company with basic infrastructure and support services to facilitate the Company’s operations. The TSA, as amended, extends the term of the agreement through January 31, 2016, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

On or about October 14, 2014, the Trust filed a lawsuit in King County Superior Court in the State of Washington against 16 former directors and officers of WMI (the “D&O Litigation”). The Trust’s complaint alleged, among other things, that the defendants named therein breached their fiduciary duties to WMI and committed corporate waste and fraud by squandering WMI’s financial resources.

In connection with the D&O Litigation, on December 1, 2014, the Trust filed its Motion for an Order, Pursuant to Sections 105(a) and 362 of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, (A) Approving Settlement Agreement Between WMI Liquidating Trust, Certain Directors and Officer and Insurers and (B) Authorizing and Directing the Consummation Thereof (as amended, modified or supplemented prior to the date hereof, the “D&O Settlement Motion”).  Among other things, the D&O Settlement Motion sought approval of a settlement among the Trust, certain former directors and officers of WMI and certain insurance carriers that underwrote director and officer liability insurance policies for the benefit of WMI and its affiliates (including such former directors and officers), pursuant to which, among other things, the insurance carriers would pay the Trust $37.0 million.  In its Quarterly Summary Report for the period ended December 31, 2014, a copy of which was filed by the Trust under Form 8-K on February 2, 2015, the Trust estimated that of the approximately $37.0 million in Litigation Proceeds, WMIH would be entitled to receive approximately $9.0 million in Litigation Proceeds received by the Trust.  At a hearing held on December 23, 2014, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) granted the Trust’s D&O Settlement Motion.  On January 5, 2015, certain non-settling officers appealed the Bankruptcy Court’s order granting the D&O Settlement Motion.  In connection with the settlement of the D&O Litigation, the Trust entered into a Reserve Settlement Agreement (“RSA”) with the appellants and certain insurance carriers to settle the D&O Litigation and that pursuant to the terms of the RSA, the parties agreed, among other things, that $3.0 million of the $37.0 million that had been required to be paid to the Trust pursuant to the settlement, would be placed into a segregated reserve account (the “RSA Reserve”) to be administered by a third party. Under the RSA funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent the Company is entitled to receive such funds in accordance with the Plan, it is anticipated that the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan. Due to the contingent nature of the reserve, however, there can be no assurances that WMIH will receive any future amounts on account of funds deposited in the RSA Reserve.

During June of 2015, WMIH received approximately $8.3 million in Litigation Proceeds, representing WMIH’s portion of the $34.0 million of net Litigation Proceeds which were received by the Trust.  During September of 2015, WMIH was informed that approximately $0.5 million of Litigation Proceeds held in the RSA Reserve that was created at the time of the settlement would be released from the RSA Reserve pursuant to the terms of the RSA, and that WMIH would receive approximately $123 thousand of the released Litigation Proceeds, representing WMIH’s portion of the first distribution of $0.5 million from the $3.0 million of Litigation Proceeds held in the RSA Reserve which is administered by a third party. The Trust recently informed WMIH that certain legal fees associated with the recovery of the Litigation Proceeds were not deducted from the portion of Litigation Proceeds paid to WMIH as contemplated by the Plan. As a result, the Trust informed WMIH that WMIH will be receiving an invoice for WMIH’s portion of such legal fees and expenses.  An accrued expense of $600 thousand has been recorded as a reduction of other income in anticipation of these fees being due and payable in the future.  The net impact, after recording the accrual for WMIH’s portion of these legal fees and expenses resulted in other expense in the amount of $477 thousand for the quarter ended September 30, 2015 and other income of $7.8 million for the nine months ended September 30, 2015.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the segregated reserve account in the future. Relatedly, as of September 30, 2015, WMIH has not received any Litigation Proceeds, other than as described above, and there can be no assurance that WMIH will receive any distributions on account of Litigation Proceeds in the future.

In preparation for the offering of the Series B Preferred Stock, WMIH engaged KKR Capital Markets LLC (“KCM”), an affiliate of KKR & Co. L.P., to act as a joint book-running manager for the Series B Preferred Stock offering.  KCM also acted as an initial purchaser of the Series B Preferred Stock.   During the nine months ended September 30, 2015, as a result of satisfying a post-closing covenant to reincorporate in the State of Delaware within 180 days following the closing of the Series B Preferred Stock offering, we paid $8.25 million to KCM.  Upon consummation of a “Qualified Acquisition” (as such term is defined in the Series B Preferred Stock), we will pay KCM an additional fee (the “KCM Deferred Fee”) of $8.25 million.  We have recorded the KCM Deferred Fee in “other liabilities” on our condensed consolidated balance sheet and this amount is included in “accrued fees relating to Series B Preferred Stock issuance” on our condensed consolidated statement of cash flows.

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

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue payment-in-kind notes (“PIK Notes” as defined in the Indentures) in lieu of making such interest payments in cash when no cash was available. The aggregate face amount of PIK Notes issued as of September 30, 2015 and December 31, 2014 totals approximately $19.4 million and $18.5 million, respectively. Outstanding amounts under these notes totaled approximately $28.8 million and $31.2 million as of September 30, 2015 and December 31, 2014, respectively. Approximately $3.3 million and $78.9 million of First and Second Lien Notes principal was paid during the nine months ended September 30, 2015, and the year ended December 31, 2014, respectively. Interest on First and Second Lien Notes paid in cash totaled approximately $1.9 million and $5.1 million during the nine months ended September 30, 2015 and 2014, respectively.  As of April 27, 2015 the First Lien Notes were fully redeemed by the Company and the First Lien Indenture was satisfied and discharged.  During the quarter ended June 30, 2015, the issuer secondary amount (as defined in the Second Lien Indenture), which totaled approximately $9.0 million, was paid by a transfer, within WMIH, from restricted cash, previously held in the Collateral Account, to unrestricted cash.  Under the Second Lien Indenture the issuer secondary amount was required to be paid prior to any payment of interest and principal on the Second Lien Notes.

As of September 30, 2015 and December 31, 2014, the Collateral Account contained less than $1.0 thousand and $2.4 million, respectively, of cash received from WMMRC which was or will be ultimately used for future administrative expenses and payments of the issuer secondary amount, interest and principal on the Runoff Notes. See Note 14: Subsequent Events, for additional information on payments of principal subsequent to September 30, 2015.

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

Note 9: Capital Stock

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation (the “Articles”), WMIHC was authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of blank check preferred stock, in one or more series, each with a par value of $0.00001 per share. 200,000,000 shares of common stock were issued by WMIHC pursuant to the Plan and in reliance on Section 1145 of the United States Bankruptcy Code on the Effective Date.

On the Reincorporation Date all shares of common and preferred equity securities previously issued by WMIHC automatically were converted into one share of the substantially similar common stock, Series A Preferred Stock or Series B Preferred Stock, as applicable, of WMIH. At the same time, each outstanding option, right or warrant to acquire shares of WMIH’s common stock was converted into an option, right or warrant to acquire an equal number of shares of WMIH’s common stock under the same terms and conditions as the original options, rights or warrants. As of the Reincorporation Date, and pursuant to WMIH’s Amended and Restated Certificate of Incorporation, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of blank check preferred stock, in one or more series, each with a par value of $0.00001 per share.

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

●

except pursuant to any exercise of any Warrant, the conversion of the Series A Preferred Stock, or the exercise of the Participation Rights, acquire, agree or seek to acquire, beneficially or otherwise, any voting securities of the Company (other than securities issued pursuant to a plan established by the Board for members of the Board, a stock split, stock dividend, distribution, spin-off, combination, reclassification or recapitalization of WMIH and its common stock or other similar corporate action initiated by WMIH);

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

On January 5, 2015, in connection with the offering and pursuant to that certain Purchase Agreement, dated December 19, 2014 (the “Purchase Agreement”), by and among WMIH, Citigroup Global Markets Inc. (“Citi”) and KCM (KCM and CITI together, the “Initial Purchasers”), WMIH entered into a Registration Rights Agreement with the Initial Purchasers (the “Registration Rights Agreement”), pursuant to which WMIH has agreed that, subject to certain conditions, WMIH will use its reasonable efforts to (i) file a shelf registration statement covering resales of common stock issuable upon mandatory conversion of the Series B Preferred Stock pursuant to Rule 415 under the Securities Act no later than six months after January 5, 2015 (the “Issue Date”); (ii) file a shelf registration statement covering resales of the Series B Preferred Stock pursuant to Rule 415 under the Securities Act no later than one year after the Issue Date; and (iii) cause each of these shelf registration statements to be declared effective under the Securities Act. On July 1, 2015, WMIH filed a shelf registration statement covering resales of common stock issuable upon mandatory conversion of the Series B Preferred Stock pursuant to Rule 415 under the Securities Act, which registration statement has not yet been declared effective under the Securities Act.

The foregoing description of the Registration Rights Agreement is qualified in its entirety by the provisions of the Registration Rights Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.1 and incorporated by reference herein.

On January 5, 2015, in connection with the offering and pursuant to the Purchase Agreement, WMIH entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent (the “Escrow Agent”), pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598,500,000, representing the proceeds of the offering of Series B Preferred Stock less offering fees payable on the Issue Date but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds will be released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to (i) pay certain fees related to the offering that may become payable to the Initial Purchasers, (ii) finance WMIH’s efforts to explore and/or fund, in whole or in part, acquisitions, whether completed or not, including reasonable attorney fees and expenses related thereto, accounting expenses, due diligence and financial advisor fees and expenses, (iii) pay certain amounts that may become payable to the holders of the Series B Preferred Stock upon the occurrence of certain put events, (iv) pay certain amounts that would become payable to the holders of the Series B Preferred Stock upon a mandatory redemption of the Series B Preferred Stock, and (v) pay certain expenses related to the offering. The entire net proceeds will be released from escrow as instructed by WMIH upon consummation of a Qualified Acquisition (as defined in the Escrow Agreement). The foregoing description of the Escrow Agreement is qualified in its entirety by the provisions of the Escrow Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.2 and incorporated by reference herein.

The Series B Preferred Stock are hybrid financial instruments that blend characteristics of both equity and debt securities.  The terms of the Series B Preferred Stock provide for either redemption of the principal and interest for cash at maturity or in the event of certain predetermined circumstances (“Forward Component”) or mandatory conversion into WMIH’s common stock (“Embedded Conversion Feature” or “ECF”).  The Series B Preferred Stock also embody contingent equity-linked share price protections on the ECF in the form of a variable conversion price based on a 20 trading day average of volume weighted average price.  The Series B Preferred Stock shall convert based on the outstanding principal and accrued interest, subject to a floor of $1.75 per share of common stock and a maximum of $2.25 per share.  As a result, the Company determined that the Series B Preferred Stock contain certain embedded derivative features.  Management’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion feature option as a derivative liability.  The aggregate fair value of the embedded conversion feature was $66.2 million on the date of issuance of the Series B Preferred Stock.  At September 30, 2015 the fair value of the embedded conversion feature was $132.1 million.  The fair value of the embedded conversion feature will become additional paid in capital upon conversion of the Series B Preferred Stock, or be reduced to zero upon redemption of the Series B Preferred Stock, as the case may be.  Between January 5, 2015 and September 30, 2015 the fair market value increased by $65.9 million and is included as other expense in the condensed consolidated statement of operations for the nine months ended September 30, 2015.   The Series B Preferred Stock was not issued until January 5, 2015, therefore there was no embedded conversion feature outstanding as of December 31, 2014, and consequently no change in embedded conversion feature for any quarterly or annual period prior to 2015.

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

On May 15, 2015 WMIH issued restricted stock grants to our Chief Executive Officer, William C. Gallagher and our Chief Operating Officer, Thomas L. Fairfield in conjunction with employment agreements totaling $9.8 million of aggregate fair value (“the EXEC Grants”) based on the $2.76 trading price of WMIH shares at the close of business on the date issued.  WMIH may be required to issue additional shares if the conversion price applicable to the Series B Preferred Stock is less than $2.25 per share. The EXEC Grants will vest in full and will be recognized as compensation expense upon the consummation of a Qualified Acquisition, subject to the executives continued employment with the Company until such time. The foregoing description of the restricted stock agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Gallagher Restricted Stock Agreement and the Fairfield Restricted Stock Agreement, which were filed as Exhibit 10.3 and Exhibit 10.5, respectively, of Form 8-K filed on May 13, 2015 and incorporated herein by reference.  The fair market value of the EXEC Grants as of September 30, 2015 approximates $9.2 million as a result of the stock price of $2.60 per share at the close of the market on September 30, 2015.

The total unamortized value related to the unvested restricted share grants totals $10.2 million and $1.2 million at September 30, 2015 and December 31, 2014, respectively.

The unamortized value of $10.2 million at September 30, 2015, if all are ultimately vested, would be amortized according to the following schedule.  The fair value of the EXEC Grants will vest and be recognized on the date of the consummation of a Qualified Acquisition.

Amortization Schedule (in thousands)	September 30, 2015 unvested dollar value
4th quarter 2015	$169
1st quarter 2016	164
2nd quarter 2016	131
3rd quarter 2016	131
4th quarter 2016	131
1st quarter 2017	95
2nd quarter 2017	39
3rd quarter 2017	39
4th quarter 2017	39
1st quarter 2018	33
Unvested fair value subject to vesting schedule	971
Unvested fair value event dependent	9,244
$10,215

Net equity-based compensation totaled $1.0 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively. The restricted stock awards were issued at the fair market value determined to be the trading price at the close of business on the respective date the awards were granted.

A summary of WMIH’s restricted stock award activity for the nine months ended September 30, 2015 and year ended December 31, 2014 is presented below:

	Number of restricted stock awards outstanding	Weighted-average grant date fair value	Aggregate fair value (in thousands)
Outstanding—January 1, 2014	1,842,351	$0.6787	$1,250
Restricted stock awards granted during 2014	500,894	2.6602	1,332
Restricted stock awards released or forfeited during 2014	—	—	—
Outstanding—December 31, 2014	2,343,245	1.1023	2,582
Restricted stock awards granted during 2015	3,824,790	2.6093	9,980
Restricted stock awards released or forfeited during 2015	—	—	—
Outstanding—September 30, 2015	6,168,035	$2.0366	$12,562

WMIH has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 4,197,396 on September 30, 2015 and 1,343,764 on December 31, 2014. The EXEC Grants vest upon future events, and are not time specific, and for this reason we have used 1st quarter 2018 as the vesting date in the following table as this date corresponds with the Series B Preferred Stock potential redemption date.  The shares subject to repurchase at September 30, 2015 will vest according to the following schedule:

Vesting schedule of shares subject to repurchase	September 30, 2015 unvested shares
4th quarter 2015	—
1st quarter 2016	370,570
2nd quarter 2016	—
3rd quarter 2016	—
4th quarter 2016	—
1st quarter 2017	207,170
2nd quarter 2017	—
3rd quarter 2017	—
4th quarter 2017	—
1st quarter 2018	3,619,656
Total	4,197,396

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

A summary of the Company’s restricted shares issued and subject to repurchase as of the nine months ended September 30, 2015 and year ended December 31, 2014 is presented below:

Vesting schedule of shares subject to repurchase	Unvested shares
Shares subject to repurchase—January 1, 2014	1,456,987
Shares issued subject to vesting during 2014	500,894
Unvested shares repurchased during 2014	—
Shares vested during 2014	(614,117)
Shares subject to repurchase—December 31, 2014	1,343,764
Shares issued subject to vesting during 2015	3,824,790
Unvested shares repurchased during 2015	—
Shares vested during 2015	(971,158)
Shares subject to repurchase—September 30, 2015	4,197,396

On April 28, 2015, WMIH issued 269,234 restricted stock grants to members of the Board totaling $0.7 million of aggregate fair value.  The share price was determined based on the closing sales price of $2.60 on the date of the award.  On May 15, 2015, WMIH issued a total of 1,777,778 restricted stock grants to each of William C. Gallagher and Thomas L. Fairfield.   The aggregate fair value of the 3,555,556 restricted stock grants issued totaled $9.8 million which was determined based on the closing sales price of $2.76 on the date of the award.  The fair market value of the EXEC Grants as of September 30, 2015 approximates $9.2 million as a result of the stock price of $2.60 per share at the close of the market on September 30, 2015.

Upon the reincorporation of WMIH from Washington to Delaware on the Reincorporation Date, and as a condition of voluntarily tendering their resignations from the WMIH Board of Directors and WMIH accepting the resignation of Mark E. Holliday and Timothy R. Graham as Directors, all restricted shares held by Mr. Holliday and Mr. Graham issued but unvested on the date of reincorporation were immediately vested. A total of 190,070 shares, which otherwise would have vested approximately three years from their issuance date, were vested early (“Early Vesting”).  Of the Early Vesting shares 113,146 were outstanding as of March 31, 2015 and the balance of 76,924 were issued in conjunction with the annual meeting of shareholders on April 28, 2015.  This Early Vesting resulted in a one-time charge to compensation and a corresponding increase in additional paid in capital totaling $382 thousand during the nine months ended September 30, 2015.

As of September 30, 2015 and December 31, 2014, 206,168,035 and 202,343,245 shares of WMIH’s common stock were issued and outstanding, respectively. As of September 30, 2015 and December 31, 2014, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. As of September 30, 2015 and December 31, 2014, 600,000 shares and zero shares of the Series B Preferred Stock were issued and outstanding, respectively. As of September 30, 2015 and December 31, 2014, 61,400,000 warrants to purchase WMIH’s common stock were issued and outstanding.

See Note 12: Net (Loss) Income Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of September 30, 2015, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $45.7 million and $54.9 million as of September 30, 2015 and December 31, 2014, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by trust agreements, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable and in Note 14: Subsequent Events.

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

Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding after subtracting the weighted average of any unvested restricted shares outstanding and adding any potentially dilutive common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of warrants for common stock and the potential conversion of preferred shares to common shares, none of which were outstanding prior to January 30, 2014.   There were no dilutive effects for the three and nine months ended September 30, 2015 as the Company reported a net loss attributable to common shareholders for the periods.

The following table presents the calculation of basic net (loss) income per share for periods presented:

(in thousands, except per share data):

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Numerator for basic and diluted net (loss) income per share:
Net (loss) income	$(3,919)	$(1,299)	$(71,901)	$12,643
Preferred deemed dividend	—	—	—	(9,455)
Series B preferred stock dividends	(4,500)	—	(13,248)	—
Net (loss) income attributable to common shareholders	$(8,419)	$(1,299)	$(85,149)	$3,188
Denominator for basic net (loss) income per share:
Weighted-average shares outstanding	206,168,035	202,343,245	204,307,431	202,163,250
Weighted-average unvested restricted shares outstanding	(4,197,396)	(1,343,764)	(2,636,314)	(1,336,982)
Denominator for basic net (loss) income per share:	201,970,639	200,999,481	201,671,117	200,826,268
Basic net (loss) income per share attributable to common shareholders	$(0.04)	$(0.01)	$(0.42)	$0.02

The following table presents the calculation of diluted net (loss) income per share for periods presented:

(in thousands, except per share data):

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Numerator for basic and diluted net (loss) income per share:
Net (loss) income	$(3,919)	$(1,299)	$(71,901)	$12,643
Preferred deemed dividend	—	—	—	(9,455)
Series B preferred stock dividends	(4,500)	—	(13,248)	—
Net (loss) income attributable to common shareholders	$(8,419)	$(1,299)	$(85,149)	$3,188
Denominator for diluted net (loss) income per share:
Weighted-average shares outstanding	206,168,035	202,343,245	204,307,431	202,163,250
Weighted-average unvested restricted shares outstanding	(4,197,396)	(1,343,764)	(2,636,314)	(1,336,982)
Effect of dilutive potential shares *	—	—	—	37,045,988
Denominator for diluted net (loss) income per share:	201,970,639	200,999,481	201,671,117	237,872,256
Diluted net (loss) income per share attributable to common shareholders	$(0.04)	$(0.01)	$(0.42)	$0.01

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of September 30, 2015:

Liabilities	Level 1	Level 2	Level 3	September 30, 2015
Derivative liability - embedded conversion feature	$—	$—	$132,144	$132,144

At December 31, 2014 we had no Level 3 liabilities measured at fair value.

The following table shows the change in Level 3 liability measured at fair value on a recurring basis for the period ended September 30, 2015:

Derivative liability embedded conversion feature
Balance, December 31, 2014	$—
Issuance during 2015	66,227
Unrealized loss on change in fair value	65,917
Balance, September 30, 2015	$132,144

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

Our reported net operating loss was approximately $71.9 million for the nine months ended September 30, 2015. If the closing stock price of our common stock had been 10% lower, our net loss would have been approximately $54.6 million lower. If the closing stock price of our common stock had been 10% higher, our net loss would have been approximately $51.4 million higher. If our volatility assumption on September 30, 2015 had been 10% lower, our net loss would have been approximately $10.4 million lower and if our volatility assumption had been 10% higher, our net loss would have been approximately $11.0 million higher. If our probability of a transaction occurring assumption on September 30, 2015 had been 10% lower, our net loss would have been approximately $14.7 million lower and if our probability of a transaction occurring assumption had been 10% higher, our net loss would have been approximately $14.7 million higher.

Note 14: Subsequent Events

At September 30, 2015, WMIH held less than $1.0 thousand in restricted cash which was received from WMMRC as Runoff Proceeds prior to September 30, 2015. Prior to this transfer, the use of these funds was restricted as described in Note 11: Restriction on Distribution of Net Assets from Subsidiary. This cash was transferred to WMIH as restricted cash upon approval for distribution by the Insurance Commissioner of the State of Hawaii and the WMMRC board. On October 16, 2015, an additional $8.0 million of Runoff Proceeds was transferred from WMMRC to WMIH as restricted cash upon approval for distribution by the Insurance Commissioner of the State of Hawaii and the WMMRC board.  On October 20, 2015, WMIH notified the trustee and collateral agent of the Second Lien Runoff Notes that a partial redemption of Second Lien Notes in the amount of approximately $7.1 million would be made.  In addition, WMIH authorized approximately $0.9 million of Second Lien Notes interest to be paid in cash.  The principal balance of the Second Lien Notes, after this partial redemption, is projected to total $21.7 million as of December 1, 2015.

During September of 2015, WMIH was informed by the Trust that approximately $0.5 million of Litigation Proceeds held in the RSA Reserve that was created at the time of settlement would be released from the RSA Reserve pursuant to the terms of the RSA, and that WMIH would receive approximately $123 thousand of the released Litigation Proceeds, representing WMIH’s portion of the first distribution of $0.5 million from the $3.0 million of Litigation Proceeds held in the RSA Reserve which is administered by a third party and subject to distribution from time to time in accordance with the terms governing such reserve account.  The $3.0 million deposited into the RSA Reserve resulted from Litigation Proceeds recovered by the Trust as more fully described in Note 6: Service Agreements and Related Party Transactions.  The Trust has recently informed us that certain legal fees and expenses associated with the recovery of the Litigation Proceeds were not deducted as contemplated by the Plan from the payout of Litigation Proceeds of approximately $8.3 million received in June of 2015 and the $123 thousand amount described above.  The Trust has informed us that we will be receiving an invoice for our portion of these legal fees and expenses.  An accrued expense of $600 thousand has been recorded as a reduction of other income in anticipation of these fees being due and payable in the future.  The net impact after recording the accrual for WMIH’s portion of these legal fees and expenses resulted in other expense in the amount of $477 thousand for the quarter ended September 30, 2015 and other income of $7.8 million for the nine months ended September 30, 2015.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the segregated reserve account in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes, included in Item 1 of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the three months and nine months ended September 30, 2015 and 2014 and financial condition as of September 30, 2015 and December 31, 2014 (dollars in thousands, except per share data and as otherwise indicated).

References as used herein, unless the context requires otherwise, to (i) the “Company,” “we,” “us,” or “our” refer to WMIH Corp. (formerly WMI Holdings Corp.) and its subsidiaries on a consolidated basis; (ii) “WMIH” refers only to WMIH Corp., without regard to its subsidiaries; (iii) “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries; (iv) “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); and (v) “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIH).

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

OVERVIEW

Our Business Strategy and Operating Environment

WMIH is a corporation duly organized and existing under the laws of the State of Delaware.  On May 11, 2015, WMIH merged with its parent corporation, WMIHC, a Washington corporation, with WMIH as the surviving corporation in the merger (the “Merger”).  The Merger occurred as part of the reincorporation of WMIHC from the State of Washington to the State of Delaware effective May 11, 2015 (the “Reincorporation Date”).

Each of the Agreement and Plan of Merger, WMIH Corp. Amended and Restated Certificate of Incorporation, and WMIH Corp. Amended and Restated Bylaws was filed with the Securities and Exchange Commission (“SEC”) on May 13, 2015 on Form 8-K12G3 as Exhibits 2.1, 3.1 and 3.2, respectively.

WMIH is the direct parent of WMMRC and WMIIC.  Since emergence from bankruptcy on March 19, 2012 (the “Effective Date”), we had limited operations other than WMMRC’s legacy reinsurance business, which is being operated in runoff mode. We continue to operate WMMRC’s business in runoff mode and our primary strategic objective is to consummate one or more acquisitions of an operating business, either through a merger, purchase, business combination or other form of acquisition, and grow our business.

Until such time as an acquisition is consummated, we intend to continue to seek, identify and evaluate acquisition opportunities of varying sizes across a broad array of industries for the purpose of facilitating an acquisition by WMIH of one or more operating businesses. Our management team meets regularly with the Corporate Strategy and Development Committee of our Board of Directors (the “CS&D Committee”) to discuss and evaluate potential acquisition targets. During the year ended December 31, 2014 and the nine months ended September 30, 2015, the CS&D Committee met formally and informally numerous times to assess various opportunities. In 2015 we have focused primarily on acquisition targets in the financial services industry, including targets with consumer finance, specialty finance, leasing and insurance operations. As of September 30, 2015, we had not consummated any acquisition. We can provide no assurances that we will successfully consummate a transaction and, if so, on what terms.

During the three months ended September 30, 2015, WMIH identified a potential acquisition opportunity and participated in a competitive sale process with respect to an operating division of a public company. However, we were not able to reach a definitive agreement for the transaction and discussions ceased on October 13, 2015.  In connection with the foregoing, the Company expended time and resources to explore this potential acquisition, including the incurrence of approximately $10.7 million in fees and expenses for financial advisory, legal and consulting services.  As previously disclosed, proceeds raised by the Company in connection with the Series B Preferred Stock offering can be used to fund the exploration of acquisition opportunities, including such opportunities that are not ultimately consummated.  The Company is continuing to work with our strategic partner, KKR, to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities. There can be no assurance that any transaction will occur or, if so, on what terms.

In connection with our stated objective to consummate one or more acquisitions of an operating business, we may explore various financing alternatives to fund our external growth strategy, including further improving our capital structure, which may include increasing, reducing and/or refinancing debt, pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing shareholders, launching an exchange offer, and pursuing other transactions involving our outstanding securities.

On January 5, 2015, WMIH announced that it had completed an offering (the “Series B Preferred Stock Financing”) of 600,000 shares of its 3.00% Series B Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”) in the amount of aggregate gross proceeds equal to $600.0 million, pursuant to a Purchase Agreement with Citigroup Global Markets Inc. and KCM, an affiliate of KKR Fund Holdings L.P. (“KKR Fund”) and KKR Management Holdings L.P. (“KKR Management”). The initial net proceeds from the Series B Preferred Stock Financing in the amount of $598.5 million were deposited into an escrow account and initially invested in United States government securities having a maturity of 180 days or less, in certain money market funds, or cash items.  The balance in the escrow account as of September 30, 2015 and December 31, 2014 totaled $582.4 million and $0.0 million, respectively.  The net proceeds of the Series B Preferred Stock Financing will be released from escrow to us from time to time in amounts needed to finance our efforts to explore and fund, in whole or in part, acquisitions whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses. For further information on the Series B Preferred Stock Financing, see Note 9: Capital Stock, to the condensed consolidated financial information in Item 1 of this Quarterly Report on Form 10-Q.

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

Beginning in 2006, the U.S. housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. Beginning in 2012, home prices began to rise again although they remain slightly below their 2006 peak.  The outlook for the housing market is cautiously optimistic with relatively low interest rates, an improving jobs market, and less restrictive credit conditions. Nevertheless, WMMRC’s operating environment remains uncertain as much of its results over the next several years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008.

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

Overview of Revenues and Expenses

Because WMIH has no current significant operations of its own, its cash flow is derived almost entirely from earnings on its investment portfolio, as well as payments it receives from, and dividends paid by, WMMRC. At this time, dividends received by WMIH from WMMRC that constitute Runoff Proceeds must be distributed to holders of WMIH’s Runoff Notes or the Company as issuer secondary amounts in accordance with the terms of the Indentures as described below in this Item 2 under “Notes Payable.”

WMMRC’s revenues consist primarily of the following:

●	net premiums earned on reinsurance contracts;
●	positive changes to (and corresponding releases from) loss contract reserves; and
●	net investment income and net gains (losses) on WMMRC’s investment portfolio.

WMMRC’s expenses consist primarily of the following:

●	underwriting expenses; and
●	general and administrative expenses.

Results of Operations for the three months and nine months ended September 30, 2015 and September 30, 2014

For the three and nine months ended September 30, 2015, we reported net operating losses of $12.7 million and $13.8 million, respectively.  This compares to a net operating loss of $1.3 million and net operating income of $12.6 million for the three and nine months ended September 30, 2014 respectively.  The components that gave rise to net operating losses in the three and nine months ended September 30, 2015 and a net operating loss for the three months and net operating income for the nine months ended September 30, 2014 are summarized in the table below under the Net (Loss) Income section.  The most significant variances between the periods relate to, (i) an approximate $23.7 million benefit that resulted primarily from the commutation of an agreement with UGRIC, in April of 2014, which reduced the loss contract reserve by approximately $30.3 million and resulted in an offsetting loss on contract termination of $6.6 million, (ii) a reduction in interest expense of $0.1 million and $5.2 million for the comparative three and nine months periods ended September 30, 2015 and September 30, 2014, respectively, and (iii) a significant increase in our general and administrative expenses as described above under “Our Business Strategy and Operating Environment”.

For the three months and nine months ended September 30, 2015, we reported net losses of $8.4 million and $85.1 million, respectively, as compared to a net loss of $1.3 million and net income of $3.2 million reported for the three and nine months ended September 30, 2014, respectively. This $7.1 million and $88.3 million negative change in results when comparing the three months and nine months ended September 30, respectively, is primarily the result of the change in fair market value of an embedded derivative.  This embedded derivative was recorded as a result of the variable conversion feature in our Series B Preferred Stock and the change in fair market value is reflected as the other expense item “change in fair value of derivative liability - embedded conversion feature” which resulted in $9.3 million of other income and $65.9 million of other expense for the three and nine months ended September 30, 2015, respectively. This item is solely attributable to a change in fair market value and is a non-cash item.  It will be analyzed each period and should not be relied upon to produce a change of this magnitude on an on-going basis as it could also result in a non-cash expense or benefit in future periods.  The fair value of the embedded conversion feature will become additional paid in capital upon conversion of the Series B Preferred Stock, or be reduced to zero upon redemption of the Series B Preferred Stock, as the case may be. For additional details on the derivative liability – embedded conversion feature, see Note 9: Capital Stock and Note 13: Fair Value Measurement to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition to this charge, several other items had an impact on earnings for the three and nine months ended September 30, 2015, including increased general and administrative expenses and decreased interest expense.  The interest expense decreased as a result of the significant reductions in our Runoff Note balances discussed further below.  The increase in general and administrative expenses relates primarily to fees and expenses incurred in connection with our efforts to evaluate, structure, negotiate and finance an acquisition during the period and an increase in administrative, consulting and transaction costs associated with satisfaction of the Series B Preferred Stock post-closing covenants, including our reincorporation in Delaware and our listing on the NASDAQ stock exchange.  Our revenues decreased, as expected, due to the status of our primary operating subsidiary, WMMRC, operating in runoff mode and the decreasing amount of assets under trust that resulted from prior commutations. However, underwriting expenses were lower as well, resulting in a net positive impact when revenues and related expenses are considered together. During the three and nine months ended September 30, 2015, other expense of $0.5 million and other income of $7.8 million, respectively, was recorded as further described below due to a litigation settlement received through a distribution from the WMI Liquidating Trust (the “Trust”).

The total revenue for the three months ended September 30, 2015 was $1.5 million, compared to revenue of $1.7 million for the same period in 2014. The total revenue for the nine months ended September 30, 2015 was $4.7 million, compared to revenue of $6.7 million for the same period in 2014. The decrease in revenue is the result of WMMRC continuing to operate in runoff mode and previously consummated commutations of trust assets. In addition, because WMMRC is operating in runoff mode, we expect premiums earned revenue to continue to decrease, as no new business is being undertaken.

WMIH received other income in the amount of $7.8 million as a result of the settlement by the Trust of the D&O Litigation which is further described in Note 6: Service Agreements and Related Party Transactions to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. This settlement is a one-time item related to the recovery of litigation proceeds (“Litigation Proceeds”) by the Trust and there should be no expectation of a similar event occurring in future periods. The foregoing notwithstanding, $3.0 million of Litigation Proceeds received by the Trust on account of the D&O Litigation is held in a segregated reserve account by a third party and subject to distribution from time to time in accordance with the terms governing such reserve account.  During September of 2015, WMIH was informed that we would receive approximately $123 thousand of additional Litigation Proceeds, representing WMIH’s portion of the initial distribution of $0.5 million from the $3.0 million of Litigation Proceeds. There can be no assurance that the balance of $2.5 million will be released to the Trust or that WMIH will ultimately receive a portion of any amounts released in future periods. In addition, the Trust has informed us that certain legal fees and expenses that should have been offset against Litigation Proceeds were not deducted from amounts previously received by WMIH.  The Trust is expected to invoice WMIH for its portion of these fees and expenses and therefore, an accrued expense of $600 thousand has been recorded as a reduction of other income in anticipation of these fees being due in the future.

Underwriting expenses or recoveries (defined as losses and loss adjustment expenses and ceding commission expenses) decreased by $0.6 million to a $0.1 million expense for the three months ended September 30, 2015 compared to expense of $0.7 million for the three months ended September 30, 2014.  Underwriting expenses or recoveries decreased by $5.0 million to a $0.0 million expense for the nine months ended September 30, 2015 compared to a net expense of $5.0 million for the nine months ended September 30, 2014.  This improvement in expense is related to the operation of WMMRC in runoff mode and the related decrease in revenues. As more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves based on ceded case reserves and incurred but not recorded (“IBNR”) loss levels established and reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of September 30, 2015, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $9.8 million. The fair market value of this reserve was $12.5 million at December 31, 2014.   The fair value of the loss contract reserve decreased by zero and $2.7 million during the three and nine months ended September 30, 2015.  The fair value of the loss contract reserve decreased by zero and $30.3 million during the three and nine months ended September 30, 2014.  Consequently, the related reduction of expenses relating to the change in value of the loss contract fair market value reserve for the three and nine months ended September 30, 2015 was zero and $2.7 million, respectively and for the three and nine months ended September 30, 2014 expenses were decreased by zero and $30.3 million, respectively. The loss contract fair market value reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization. For additional details on our reorganization see Note 1: The Company and its Subsidiaries to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

For the three months ended September 30, 2015, our investment portfolio reported net investment income of $0.2 million as compared to net investment income of $0.1 million for the same period in 2014. For the nine months ended September 30, 2015, our investment portfolio reported net investment income of $0.8 million as compared to net investment income of $1.2 million for the same period in 2014. The components of the investment income (loss) are more fully described below in the Net Investment Income (Loss) section.

General and Administrative Expenses

For the three months ended September 30, 2015, our general and administrative expenses totaled $13.2 million, compared to general and administrative expenses totaling $1.3 million for the same period in 2014. For the nine months ended September 30, 2015, our general and administrative expenses totaled $18.5 million, compared to general and administrative expenses totaling $4.8 million for the same period in 2014. Of this increase, $10.7 million relates primarily to fees and expenses incurred in connection with our efforts to evaluate, structure, negotiate and finance an acquisition during the period as described above under “Our Business Strategy and Operating Environment” and the balance of the increase in administrative, consulting and transaction costs is primarily associated with satisfaction of the Series B Preferred Stock post-closing covenants.

Interest Expense

For the three months ended September 30, 2015, we incurred $0.9 million of interest expense on the Runoff Notes, which is further described below in this Item 2 under “Notes Payable.” This compares to $1.0 million of interest expense, all of which related to the Runoff Notes, which was incurred during the same period in 2014.  For the nine months ended September 30, 2015, we incurred $2.8 million of interest expense compared to $8.0 million incurred during the same period in 2014.  The interest related to Runoff Notes decreased primarily due to the fact that the Runoff Note principal balances were reduced by $75.2 million during the nine months ended September 30, 2014.  Between September 30, 2014 and September 30, 2015, Runoff Note principal has decreased by an additional $1.5 million.  As of April 27, 2015, the First Lien Notes were fully redeemed by the Company and the First Lien Indenture was satisfied and discharged.   Because sufficient Runoff Proceeds have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment. For the nine months ended September 30, 2015, $0.9 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $1.9 million of interest was paid in cash. Accrued interest expense relating to the runoff notes had a de minimis change from December 31, 2014 to September 30, 2015, yielding net interest expense $2.8 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, $3.7 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $5.1 million of interest was paid in cash. Accrued interest expense decreased by approximately $0.8 million from December 31, 2013 to September 30, 2014 yielding net interest expense of $8.0 million for the nine months ended September 30, 2014.

Net (Loss) Income

Net operating loss for the three months ended September 30, 2015 totaled $12.7 million compared to net operating loss of $1.3 million for the same period in 2014. The primary factors impacting the change in net operating loss for the periods are summarized in the table below.

Three months ended September 30, 2015 versus three months ended September 30, 2014 summary of change in net operating (loss)

(in thousands)

	Three months ended
	September 30, 2015	September 30, 2014	Percentage change	Dollar value change
Net revenues	$1,488	$1,721	-13.54%	$(233)
Underwriting expenses	70	686	89.80%	616
General and administrative expenses	13,204	1,287	-925.95%	(11,917)
Interest expense	937	1,047	10.51%	110
Net operating (loss)	$(12,723)	$(1,299)	-879.45%	$(11,424)

Net operating loss for the nine months ended September 30, 2015 totaled $13.8 million compared to net operating income of $12.6 million for the same period in 2014. The primary factors impacting the change in net operating (loss) income for the periods are summarized in the table below.

Nine months ended September 30, 2015 versus three months ended September 30, 2014 summary of change in net operating (loss) income

(in thousands)

	Nine months ended
	September 30, 2015	September 30, 2014	Percentage change	Dollar value change
Net revenues	$4,708	$6,705	-29.78%	$(1,997)
Underwriting expenses (net)	(5)	5,038	100.10%	5,043
General and administrative expenses	18,483	4,750	-289.12%	(13,733)
Loss contract fair market value reserve change	(2,783)	(30,287)	-90.81%	(27,504)
Loss from contract termination	—	6,563	100.00%	6,563
Interest expense	2,842	7,998	64.47%	5,156
Net operating (loss) income	$(13,829)	$12,643	209.38%	$(26,472)

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

Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Premiums assumed	$1,166	$1,564	$3,680	$5,276
Change in unearned premiums	81	71	258	238
Premiums earned	$1,247	$1,635	$3,938	$5,514

For the three months ended September 30, 2015, premiums earned totaled $1.2 million, a decrease of $0.4 million when compared to premiums earned of $1.6 million for the same period in 2014. For the nine months ended September 30, 2015, premiums earned totaled $3.9 million, a decrease of $1.6 million when compared to premiums earned of $5.5 million for the same period in 2014. The primary factors contributing to such decreased premiums relates to the commutations of trust assets which occurred in prior years whereby WMMRC received a lump sum payment in exchange for the termination of certain trusts and distribution of assets and WMMRC continuing to operate in runoff mode. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the periods ended September 30, 2015 and 2014, respectively, are provided in the following table:

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Losses and loss adjustment (benefit) expense	$(40)	$542	$(358)	$4,531

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

For the three months ended September 30, 2015 and 2014, the loss or benefit ratios for our business were a benefit ratio of 3 percent and a loss ratio of 33 percent, respectively. For the nine months ended September 30, 2015 and 2014, the loss or benefit ratios for our business were a benefit ratio of 9 percent and a loss ratio of 82 percent, respectively. The loss or benefit ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. As a result of improvements in economic conditions generally, and the real estate market particularly, incurred losses have been less than previously projected which, in turn, has yielded the improvement in losses (benefits) incurred described above. In addition, loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Beginning in 2013, a majority of WMMRC’s reinsurance arrangements for the 2005 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
Case-basis reserves	$4,428	$16,538
IBNR reserves	78	110
Premium deficiency reserves	2,076	2,299
Total losses and loss adjustment reserves	$6,582	$18,947

Losses and loss adjustment reserve activity are as follows for the periods ended September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
Balance at beginning of period	$18,947	$44,314
(Released) incurred - prior periods	(358)	3,281
Paid - prior periods	(12,007)	(28,648)
Total losses and loss adjustment reserves	$6,582	$18,947

Net Investment Income

A summary of our net investment income for the periods ended September 30, 2015 and 2014, respectively, is as follows:

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(131)	$(392)	$(454)	$(1,350)
Investment income on fixed-maturity securities	298	740	1,037	2,749
Interest income on cash and equivalents	60	2	179	9
Realized net gain from sale of investments	52	19	319	434
Unrealized (losses) on trading securities held at period end	(38)	(283)	(311)	(651)
Net investment income	$241	$86	$770	$1,191

Federal Income Taxes

The Company has no current tax liability due as a result of its tax loss position for periods ended September 30, 2015, September 30, 2014 and December 31, 2014. More detailed information regarding the Company’s tax position including net operating loss (“NOL”) carry forwards is provided in Note 6: Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2014 and in Note 5: Income Taxes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35 percent to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to mortgage insurance companies. The Company, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the periods ended September 30, 2015 and December 31, 2014 associated with the Company’s tax liability from the current or preceding periods.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, net operating losses and unrealized gains and losses on investments.

We believe WMIH experienced an ownership change under Section 382 of the Code in connection with its bankruptcy plan becoming effective. Prior to emergence from bankruptcy, WMI abandoned the stock of Washington Mutual Bank, thereby generating a worthless stock deduction of approximately $8.37 billion, which gave rise to a NOL carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2014 was approximately $6.00 billion and at September 30, 2015 we believe that there was no limit under Section 382 of the Code on the use of these NOLs. As of September 30, 2015 and December 31, 2014, the Company recorded a valuation allowance equal to 100 percent of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We hold investments at both WMIH and WMMRC and the two portfolios consist entirely of fixed income instruments and overnight money market funds totaling $122.3 million as of September 30, 2015. In addition, the Company held less than $1.0 thousand and $2.4 million of restricted cash in its collateral account at September 30, 2015 and December 31, 2014, respectively. Additionally, the Company held $582.4 million of restricted cash from the Series B Preferred Stock Financing in its escrow account at September 30, 2015. The escrow account was not established until January 5, 2015, therefore there were no funds in this account at December 31, 2014.  The value of the consolidated Company’s total cash and investments decreased during the nine months ended September 30, 2015. Cash and investments, which excludes restricted cash of $582.4 million and $2.4 million at September 30, 2015 and December 31, 2014, respectively, totaled $126.7 million and $149.8 million at September 30, 2015 and December 31, 2014, respectively. The primary factor in this decrease in investments was the result of management actively extracting excess capital from WMMRC to reduce debt as more fully described in Note 3: Insurance Activity to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q and from loan losses paid from the funds held in trust for this purpose by WMMRC.

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

During the nine months ended September 30, 2015 and the year ended December 31, 2014, $6.0 million and $15.8 million, respectively, of corporate securities that mature within 12 months were transferred from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, for additional information regarding our investment securities.

WMIH

WMIH’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income.  In December 2014, WMIH liquidated all its fixed income securities and at December 31, 2014, held a total of $77.3 million cash and equivalents, WMIH reinvested in fixed maturity securities in January 2015 and at September 30, 2015, WMIH has $68.9 million of investments in government agency securities, all of which will mature within the next 12 months.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of income. At September 30, 2015, approximately 74 % of WMMRC’s investment portfolio was held in four trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, including funds in overnight money market instruments, was valued at approximately $50.6 million and $72.4 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, approximately 53 % of the portfolio consisted of securities that will mature within the next 12 months and the remainder of the securities will mature between one and five years from September 30, 2015.

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

WMIH has declared and paid $12.5 million of dividends on its Series B Preferred Stock and has accrued an additional $0.7 million of dividends based on the 3% interest rate during the nine months ended September 30, 2015.   The Series B Preferred Stock was issued on January 5, 2015, therefore no dividends were due or paid for any prior period.

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

Our current sources of liquidity include premium receipts, investment income, cash on hand, and approximately $582.4 million restricted cash received and held in escrow and investment securities. Because of the limited nature of WMIH’s operations, and the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest and principal obligations on the Runoff Notes (only if WMIH is in receipt of Runoff Proceeds; otherwise WMIH pays interest using the “payment-in-kind” (“PIK”) option available under the Indentures) and general administrative expenses.

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

WMMRC has net assets totaling $45.7 million and $54.9 million as of September 30, 2015 and December 31, 2014, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by the trust arrangements referenced earlier in this report, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable, to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Capital Structure and Management

WMIH’s capital structure consists of shareholders’ equity, Series B Preferred Stock proceeds held in escrow and classified as mezzanine and $28.8 million of term debt as of September 30, 2015 represented by the Second Lien Runoff Notes and governed by the terms of the Second Lien Indenture. We issued term debt of $130.0 million represented by the Runoff Notes on the Effective Date. As of September 30, 2015 this has subsequently decreased by a net amount of $101.2 million as a result of principal payments totaling $120.6 million net of PIK Notes which have been issued totaling $19.4 million, resulting in a balance equal to $28.8 million.  First Lien Notes were redeemed in their entirety on April 27, 2015 and the First Lien Indenture was satisfied and discharged.

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. Prior to reincorporation, WMIH was authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share.  Upon reincorporation in Delaware, which is more fully described in Note 1: The Company and its Subsidiaries to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and pursuant to WMIH’s Amended and Restated Certificate of Incorporation, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of September 30, 2015, 206,168,035 shares of WMIH’s common stock were issued and outstanding; and 1,600,000 shares of its preferred stock were issued and outstanding.

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

While WMIH is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of September 30, 2015, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Indentures impose restrictions on WMMRC’s business activities. During the nine months ended September 30, 2015, WMMRC paid $11.9 million in dividends to its parent.

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

Financing Arrangements

As of March 19, 2012, a Financing Agreement (the “Financing Agreement”) was entered into by and among WMIH, WMIIC, the lenders, severally and not jointly, party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders, which established a credit facility consisting of (a) a tranche A term loan commitment and a tranche A-1 term loan commitment in the aggregate principal amount of $25.0 million and (b) a tranche B term loan commitment in the aggregate principal amount of $100.0 million. As of September 30, 2015, the Financing Agreement has been terminated as a result of the agreement for termination (the “Financing Agreement Termination”) of the Financing Agreement entered on January 5, 2015. Pursuant to the Financing Agreement Termination, the Financing Agreement automatically terminated on January 5, 2015 and the Company no longer has or will have access to the funds thereunder.

As of January 30, 2014 and pursuant to the terms and conditions of the Note Purchase Agreement, KKR Management committed to purchase up to $150.0 million aggregate principal amount of subordinated 7.50% PIK notes from WMIH. As of September 30, 2015, WMIH had not issued any such subordinated notes and on December 19, 2014, the parties to the Note Purchase Agreement executed an amendment that had the effect of terminating the Note Purchase Agreement immediately following the consummation of the Reincorporation.  As a result, WMIH no longer has access to this funding arrangement. The amendment to the Note Purchase Agreement also waived any and all defaults, events of default and rights to terminate the Note Purchase Agreement arising as a result of the Series B Preferred Stock Financing and permitted the performance of, and compliance with, all of the terms of the Series B Preferred Stock. The Reincorporation was approved at our Annual Meeting of Shareholders on April 28, 2015, and was completed on May 11, 2015.

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

WMIH will, and has agreed to cause WMMRC to, deposit all distributions, dividends or other receipts in respect of Runoff Proceeds Distributions (as defined in the Indentures) on the date paid to WMIH in a Collateral Account established in accordance with the terms of the Indentures. On any interest payment date, payments are made from the Collateral Account and from any other Runoff Proceeds Distributions in the priority set forth in the Indentures. Generally, under the Indentures payments are required to be made first to the Trustees for any fees and expenses, then to WMIH for an amount equal to the Issuer Priority Amount (as defined in the Indentures), then to the holders of the First Lien Notes for interest and principal, then to WMIH for an amount equal to the Issuer Secondary Amount (as defined in the Second Lien Indenture), and lastly to the holders of the Second Lien Notes for interest and principal. After payment in full of all interest and principal to the holders of the First Lien Notes and Second Lien Notes, all amounts on deposit in the Collateral Account and any other Runoff Proceeds will be paid to WMIH. As of September 30, 2015, the Issuer Priority Amount, the First Lien Runoff Notes, and the Issuer Secondary Amount have been paid in full and the First Lien Indenture has been discharged and satisfied. The obligations created by the Runoff Notes are nonrecourse to WMIH except for certain actions for specific performance and in certain limited circumstances as more fully described in Section 7.16 of the Indentures with respect to Runoff Proceeds Distributions in the Collateral Account or for failure to comply with certain specified covenants relating to (i) the deposit of Runoff Proceeds in the Collateral Account, (ii) payment of Runoff Proceeds in the Collateral Account in accordance with the order of priority established in the Indentures, (iii) failure to seek to obtain the appropriate regulatory approval to permit the dividend of Runoff Proceeds to WMIH and (iv) the failure to cause WMMRC to deposit Runoff Proceeds into a segregated account.

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. The aggregate face amount of PIK Notes issued as of September 30, 2015 and December 31, 2014 totals approximately $19.4 million and $18.5 million, respectively. Outstanding principal amounts under these notes totaled approximately $28.8 million and $31.2 million as of September 30, 2015 and December 31, 2014, respectively. Approximately $3.3 million and $78.9 million of First Lien Notes principal was paid during the nine months ended September 30, 2015 and during the year ended December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Collateral Account contained less than $1.0 thousand and $2.4 million, respectively, of cash received from WMMRC which was or will be ultimately used for payments in accordance with the Indentures, including future administrative expenses related to the Indentures, and interest and principal payments on the Runoff Notes.

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

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $1.1 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively. The expense and related income eliminate on consolidation.

On March 22, 2012, WMIH and the Trust entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees to the Company. The TSA provided the Company with office space (prior to the Company entering into its own lease) for its current employees and continues to provide basic infrastructure and support services to facilitate the Companies operations. The TSA as amended, extends the term of the agreement through January 31, 2016, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

On or about October 14, 2014, the Trust filed a lawsuit in King County Superior Court in the State of Washington against 16 former directors and officers of WMI (the “D&O Litigation”). The Trust’s complaint alleged, among other things, that the defendants named therein breached their fiduciary duties to WMI and committed corporate waste and fraud by squandering WMI’s financial resources.

In connection with the D&O Litigation, on December 1, 2014, the Trust filed its Motion for an Order, Pursuant to Sections 105(a) and 362 of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, (A) Approving Settlement Agreement Between WMI Liquidating Trust, Certain Directors and Officer and Insurers and (B) Authorizing and Directing the Consummation Thereof (as amended, modified or supplemented prior to the date hereof, the “D&O Settlement Motion”).  Among other things, the D&O Settlement Motion sought approval of a settlement among the Trust, certain former directors and officers of WMI and certain insurance carriers that underwrote director and officer liability insurance policies for the benefit of WMI and its affiliates (including such former directors and officers), pursuant to which, among other things, the insurance carriers would pay the Trust $37.0 million.  In its Quarterly Summary Report for the period ended December 31, 2014, a copy of which was filed by the Trust under Form 8-K on February 2, 2015, the Trust estimated that of the approximately $37.0 million in Litigation Proceeds, WMIH would be entitled to receive approximately $9.0 million in Litigation Proceeds received by the Trust.  At a hearing held on December 23, 2014, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) granted the Trust’s D&O Settlement Motion.  On January 5, 2015, certain non-settling officers appealed the Bankruptcy Court’s order granting the D&O Settlement Motion.  In connection with the settlement of the D&O Litigation, the Trust entered into a Reserve Settlement Agreement (“RSA”) with the appellants and certain insurance carriers to settle the D&O Litigation and that pursuant to the terms of the RSA, the parties agreed, among other things, that $3.0 million of the $37.0 million that had been required to be paid to the Trust pursuant to the settlement, would be placed into a segregated reserve account (the “RSA Reserve”) to be administered by a third party. Under the RSA funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated that the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan. Due to the contingent nature of the reserve, however, there can be no assurances that WMIH will receive any future amounts on account of funds deposited in the RSA Reserve.

During June of 2015, WMIH received approximately $8.3 million in Litigation Proceeds, representing WMIH’s portion of the $34.0 million of net Litigation Proceeds which were received by the Trust.  During September of 2015, WMIH was informed that approximately $0.5 million of Litigation Proceeds held in the RSA Reserve that was created at the time of the settlement would be released from the RSA Reserve pursuant to the terms of the RSA, and that WMIH would receive approximately $123 thousand of the released Litigation Proceeds, representing our portion of the first distribution of $0.5 million from the $3.0 million of Litigation Proceeds held in the RSA Reserve which is administered by a third party. The Trust recently informed WMIH that certain legal fees associated with the recovery of the Litigation Proceeds were not deducted from the portion of Litigation Proceeds paid to WMIH as contemplated by the Plan. As a result, the Trust has informed WMIH that WMIH will be receiving an invoice for WMIH’s portion of such legal fees and expenses.  An accrued expense of $600 thousand has been recorded as a reduction of other income in anticipation of these fees being due and payable in the future.  The net impact, after recording the accrual for WMIH’s portion of these legal fees and expenses, resulted in other expense in the amount of $477 thousand for the quarter ended September 30, 2015 and other income of $7.8 million for the nine months ended September 30, 2015.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the segregated reserve account in the future. Relatedly, as of September 30, 2015, WMIH has not received any Litigation Proceeds, other than as described above, and there and can be no assurance that WMIH will receive any distributions on account of Litigation Proceeds in the future.

As a member of the Litigation Subcommittee of the Trust, Mr. Willingham participates in overseeing the prosecution of recovery claims by the Trust.

As a result of the Company’s reorganization in bankruptcy an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated at each reporting date for changes to its value. As of September 30, 2015, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $9.8 million. The fair market value of this reserve was $12.5 million at December 31, 2014. The fair market value of this reserve decreased by zero and $2.7 million during the three and nine months ended September 30, 2015, and was reduced by zero and $30.3 million during the three and nine months ended September 30, 2014. As a result, a decrease in expense of $2.7 million was recorded during the nine months ended September 30, 2015, and a decrease in expense of $30.3 million was recorded during the nine months ended September 30, 2014. The fair market value of this reserve will ultimately be reduced to zero, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see Note 2: Significant Accounting Policies in Item 1 of this Quarterly Report on Form 10-Q.

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

In conjunction with the Series B Preferred Stock Financing, the Company is contractually committed to make certain fee payments if future events occur.  These fees are recorded and presented on our balance sheet as other liabilities. The total balance of $25.3 million of other liabilities is comprised of $12.3 million of accrued fees relating to the Series B Preferred Stock Financing, an accrual for professional fees currently payable of approximately $12.2 million, $0.7 million of accrued dividends relating to the Series B Preferred Stock and several small accruals for recurring business expenses.

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

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2015, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of September 30, 2015, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 1A.	Risk Factors.

Despite WMIH’s common stock being listed on the Nasdaq Capital Market, an active market for its common stock may not be sustained, and the market price of its common stock may be volatile.

On September 22, 2015, The NASDAQ Stock Market LLC (“NASDAQ”) notified us that it had approved the listing of WMIH’s common stock on the Nasdaq Capital Market, and trading of its common stock on NASDAQ commenced at market open on September 28, 2015 under the symbol “WMIH”.  Despite this listing, we cannot assure you as to (a) whether or not a public trading market for WMIH common stock can be sustained, (b) the liquidity of any public trading market; (c) the ability of our shareholders to sell their shares of common stock; or (d) the price that our shareholders may obtain for their shares of common stock.  The market price for shares of WMIH common stock may be highly volatile and could be subject to wide fluctuations. We cannot predict how the shares of WMIH common stock will trade in the future. Some of the factors that could affect the share price of WMIH common stock include: (i) our financial condition; (ii) actual or anticipated variations in our operating results; (iii) publication of research reports and recommendations by financial analysts; (iv) fluctuations in the stock price and operating results of our competitors; (v) our ability to execute our business plan and forecasted growth; (vi) additions or departures of key management personnel; (vii) proposed or adopted regulatory changes or developments; (viii) speculations reported in the press or investment community; (ix) issuances of new equity pursuant to future offerings; (x) and general market and economic conditions. In some cases, U.S. stock markets have produced downward pressure on stock prices for some issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders.

In addition to the above and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Except as set forth above, there have been no material changes in our risk factors from those disclosed in such Annual Report.

Item 5. Other Information.

On November 5, 2015, our Board of Directors set June 1, 2016 as the date (the “Annual Meeting Date”) for the 2016 Annual Meeting of Shareholders (the “2016 Annual Meeting”). Because the Annual Meeting Date is more than 30 days after the anniversary of our 2015 Annual Meeting of Shareholders (the “2015 Annual Meeting”), we are providing notice of the Annual Meeting Date in accordance with Rule 14a-5(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to Rule 14a-8(e) of the Exchange Act, the new deadline to receive shareholder proposals intended to be presented at the 2016 Annual Meeting and included in our proxy statement and the related form of proxy is December 21, 2015. We believe this date is a reasonable time before we begin to distribute our proxy materials. The previous deadline for the receipt of such submissions was November 10, 2015.

The deadline to provide written notice for a shareholder interested in bringing a shareholder proposal at the 2016 Annual Meeting outside of the Rule 14a-8 process is governed by Section 2.13 of our Amended and Restated Bylaws in accordance with Rule 14a-5(e)(2) of the Exchange Act. Because the Annual Meeting Date is more than 30 days from the anniversary of the 2015 Annual Meeting, which was held on April 28, 2015, our Bylaws provide that the deadline for shareholders to provide notice is the close of business on March 3, 2016, which is the later of the ninetieth day before the 2016 Annual Meeting and the tenth day following the public announcement of the Annual Meeting Date.

All proposals or other notices should be mailed to the Company, to the attention of the Secretary, at WMIH Corp., Fifth Avenue Plaza, 800 Fifth Avenue, Suite 4100, Seattle, Washington 98104.

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

WMIH CORP.
(Registrant)
Dated: November 6, 2015	By:	/s/ William C. Gallagher
	Name:	William C. Gallagher
	Title:	Chief Executive Officer
Dated: November 6, 2015	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer