Form 10-K
period 2015-12-31
WMIH CORP.
filed 2016-03-11
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Title of each class:

Common Stock, par value $0.00001 per share

Name of each exchange on which registered:

The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($2.61) as reported by OTCQB as of the last business day of the most recently completed second fiscal quarter (June 30, 2015) was $538.1 million.*

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 4, 2016, 206,168,035 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

* On September 28, 2015, WMIH Corp.’s common stock began trading on The Nasdaq Capital Market stock exchange.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2016 Annual Meeting of Stockholders.

WMIH CORP.

2015 FORM 10-K ANNUAL REPORT

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

* * * * *

As used in this Annual Report on Form 10-K, unless the context requires otherwise, (i) the terms “Company,” “we,” “us,” or “our,” refer collectively to WMIH Corp. (formerly WMI Holdings Corp.) and its consolidated subsidiaries; (ii) “WMIH” refers only to WMIH Corp., without regard to its subsidiaries; (iii) “WMMRC” refers only to WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); and (iv) “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIH).

As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms “First Lien Notes,” “Second Lien Notes,” “Runoff Notes,” “Runoff Proceeds,” “First Lien Indenture,” “Second Lien Indenture,” and “Indentures” have the meanings set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Notes Payable” in Part II, Item 7 of this Annual Report on Form 10-K.

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

WMIH, formerly known as WMIHC and Washington Mutual, Inc. (“WMI”), is the direct parent of WMMRC and WMIIC.  Since emergence from bankruptcy on March 19, 2012 (the “Effective Date”), we have had limited operations other than WMMRC’s legacy reinsurance business, which is being operated in runoff mode. We continue to operate WMMRC’s business in runoff mode, and our primary strategic objective is to consummate one or more acquisitions of an operating business, either through a merger, purchase, business combination or other form of acquisition, and grow our business. Until such time as an acquisition is consummated, we intend to continue to seek, identify and evaluate acquisition opportunities of varying sizes across a broad array of industries for the purpose of facilitating an acquisition of one or more operating businesses. Our management team meets regularly with the Corporate Strategy and Development Committee (the “CS&D Committee”) of WMIH’s Board of Directors (the “Board” or “Board of Directors”) to discuss and evaluate potential acquisition targets. During the year ended December 31, 2015, the CS&D Committee met formally and informally numerous times to assess various opportunities. In 2015 we have focused primarily on acquisition targets in the financial services industry, including targets with consumer finance, specialty finance, leasing and insurance operations.

On January 5, 2015, WMIH announced the completion of an offering (the “Series B Preferred Stock Financing”) of 600,000 shares of its 3% Series B Redeemable Convertible Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”), in the amount of aggregate gross proceeds equal to $600.0 million, pursuant to a Purchase Agreement with Citigroup Global Markets Inc. and KKR Capital Markets LLC (“KCM”), an affiliate of KKR Fund Holdings L.P. and KKR Management Holdings L.P. (“KKR Management”). The net proceeds from the Series B Preferred Stock Financing in the amount of $598.5 million were deposited into an escrow account and invested in United States government securities having a maturity of 180 days or less, in certain money market funds, or cash items.  The net proceeds of the Series B Preferred Stock Financing will be released from escrow to us from time to time in amounts needed to finance our efforts to explore and fund, in whole or in part, acquisitions, whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses. For further information on the Series B Preferred Stock Financing, see Note 9: Capital Stock, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

During the year ended December 31, 2015, WMIH identified a potential acquisition opportunity and participated in a competitive sale process with respect to an operating division of a public company. However, we were not able to reach a definitive agreement for the transaction and discussions ceased on October 13, 2015.  In connection with the foregoing, the Company expended time and resources to explore this potential acquisition, including the incurrence of approximately $11.1 million in fees and expenses for financial advisory, legal and consulting services. As permitted under the terms of the Series B Preferred Stock Financing, the fees and costs associated with the exploration of this acquisition opportunity were paid for using a portion of the proceeds of the Series B Preferred Stock Financing.  WMIH will continue to evaluate acquisition opportunities and work with our strategic partner, an affiliate of KKR & CO. L.P. (together with its affiliates, “KKR”), to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities in a variety of industries. As of December 31, 2015, WMIH had not consummated an acquisition and we can provide no assurances that we will successfully consummate a transaction and, if so, on what terms.

In connection with our stated objective to consummate one or more acquisitions of an operating business, we may explore various financing alternatives to fund our external growth strategy, including further improving our capital structure, which may include increasing, reducing and/or refinancing debt, pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing stockholders, launching an exchange offer, and pursuing other transactions involving our outstanding securities.

WMMRC

WMMRC is a wholly-owned subsidiary of WMIH and a pure captive insurance company domiciled in the State of Hawaii, whose sole activity is the reinsurance of mortgage insurance policies. WMMRC was incorporated on February 25, 2000, and received a Certificate of Authority, dated March 2, 2000, from the Insurance Commissioner of the State of Hawaii.

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

All of WMMRC’s reinsurance agreements are on an excess of loss basis, except for certain reinsurance treaties with GMIC and Radian during 2007 and 2008, which are reinsured on a 50% quota share basis. Pursuant to the excess of loss reinsurance agreements, WMMRC reinsures a second loss layer which ranges from 5% to 10% of the risk in force in excess of the primary mortgage insurer’s first loss percentages which range from 4% to 5%. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25% to 40%.

Beginning in 2006, the U.S. housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. Beginning in 2012, home prices began to rise again although they remain slightly below their 2006 peak.  The outlook for the housing market is cautiously optimistic with relatively low interest rates, an improving jobs market, household formation rates and less restrictive credit conditions. Nevertheless, WMMRC’s operating environment remains uncertain as much of its results over the next several years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008.

Due to the then deteriorating performance in the mortgage guarantee markets and the closure and receivership of Washington Mutual Bank (“WMB”), a former subsidiary of WMIH, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008.  As a result, effective September 26, 2008 (the “Petition Date”), WMMRC ceased assuming new mortgage risks from the primary carriers. Consequently, WMMRC’s continuing operations consisted solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in-force policies and otherwise continues as a licensed insurer. Management does not believe any additional adjustments to the carrying values of assets and liabilities which were recorded at fair market value as a result of fresh start accounting as of March 19, 2012 are required as a result of WMMRC’s runoff status.

The reinsurance agreements with Triad, PMI and UGRIC were commuted (each, a one-time transaction) on August 31, 2009, October 2, 2012 and April 3, 2014, respectively. The PMI transaction resulted in a loss from contract termination of $6.2 million during the year ended December 31, 2012. In accordance with the commutation agreement between WMMRC and PMI, the trust assets were distributed in a manner such that PMI received $49.0 million in cash and WMMRC received all remaining trust assets equal to approximately $30.7 million. The UGRIC transaction resulted in a loss from contract termination of $6.6 million during the year ended December 31, 2014. In accordance with the terms of the commutation agreement between WMMRC and UGRIC, the trust assets were distributed in a manner such that UGRIC was paid $17.7 million in cash and WMMRC was paid all remaining cash and assets remaining in the trust account, which totaled $65.4 million from the commutation. The proceeds from the PMI and UGRIC commutations were used to pay principal and interest and fees related to the Runoff Notes to the extent such proceeds were Runoff Proceeds as defined under the Indentures.

WMIIC

WMIIC does not currently have any assets or operations and is fully eliminated upon consolidation. Prior to September 26, 2008, WMIIC held a variety of securities and investments; however, such securities and investments were liquidated and the value thereof distributed in connection with implementing the Company’s Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (as modified, the “Plan”).

Competition

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

Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations enacted by the SEC, are resulting in increased compliance costs. In addition, during the bankruptcy, WMI relied on the so-called “Modified Exchange Act Reporting” concepts set forth in the SEC Staff’s Legal Bulletin No. 2

(“SLB 2”). WMIH continues to rely upon SLB 2, for our reporting during the bankruptcy period, and we have filed and will continue to file the Exchange Act periodic reports for all periods that begin after the Effective Date of the Plan. Compliance with different or evolving standards could result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities and could subject WMIH to sanctions or investigation by regulatory authorities.

Employees

As of December 31, 2015, we employed four full-time employees. We also have retained the services of two individuals on a non-exclusive basis to serve as executive officers of WMIH. None of our employees is covered by a collective-bargaining agreement. We consider our relations with our employees to be good.

On March 22, 2012, the Company entered into employment agreements with two of our employees.  On May 15, 2015, WMIH entered into employment agreements with two additional employees who serve as directors on the Board of Directors in addition to their respective roles as Chief Executive Officer and President, Chief Operating Officer.  These agreements have been filed with the SEC on Form 8-K, dated March 23, 2012, and on Form 8-K12G3, dated May 13, 2015, respectively.  The Company has two additional executive officers, Charles Edward Smith, Chief Legal Officer and Secretary, and Timothy F. Jaeger, Interim Chief Financial Officer, who are independent contractors.

Executive Officers of the Registrant

The Company has four executive officers: William C. Gallagher, its Chief Executive Officer, Thomas L. Fairfield, its President and Chief Operating Officer, Charles Edward Smith, its Chief Legal Officer and Secretary and Timothy F. Jaeger, its Interim Chief Financial Officer and Interim Chief Accounting Officer. Mr. Gallagher and Mr. Fairfield provide services under employment agreements dated May 15, 2015. Mr. Smith provides services to the Company under the Transition Services Agreement, dated March 22, 2012, as amended (the “TSA”), entered into between WMIH and the WMI Liquidating Trust (the “Trust”), under which Mr. Smith provides chief legal officer and other services to the Company on a non-exclusive basis. Mr. Jaeger provides non-exclusive services to the Company under an Engagement Agreement with CXO Consulting Group, LLC, under which Mr. Jaeger acts as Interim Chief Accounting Officer and Interim Chief Financial Officer to the Company. Subject to the terms of the agreements, the executive officers are elected by and serve at the discretion of the Board of Directors. There are no arrangements or understandings between the executive officers and any other person pursuant to which he was or is to be selected as an officer, other than the designated agreements, which agreements designate the service or positions to be held by the executive officer. None of the executive officers is related to one another or to any of our other members of the Board of Directors.  Mr. Gallagher and Mr. Fairfield serve as directors on the Board.

William C. Gallagher, age 57, has served as Chief Executive Officer and as a member of the Board since May 15, 2015.  Mr. Gallagher served as a consultant to WMIH from November 21, 2014 to May 15, 2015. Mr. Gallagher was previously an Executive Vice President and member of the Board of Directors at Capmark Financial Group Inc. (now known as Bluestem Group Inc. and referred to herein as “Capmark”). Mr. Gallagher served as President and CEO of Capmark from February 2011 to November 2014. He was Executive Vice President and Chief Risk Officer of Capmark from March 2009 to February 2011. Prior to joining Capmark, Mr. Gallagher was the Chief Credit Officer of RBS Greenwich Capital from September 1989 to February 2009.

Thomas L. Fairfield, age 57, has served as President, Chief Operating Officer and as a member of the Board since May 15, 2015.  Mr. Fairfield served as a consultant to WMIH from November 21, 2014 to May 15, 2015. Mr. Fairfield was previously an Executive Vice President and member of the Board of Directors at Capmark. Mr. Fairfield was Chief Operating Officer of Capmark from February 2011 to November 2014. From March 2006 to February 2012, Mr. Fairfield served as Executive Vice President, Secretary and General Counsel of Capmark. Prior to joining Capmark, Mr. Fairfield was a partner at the law firm of Reed Smith LLP from September 2005 to March 2006 and prior to that at Paul, Hastings, Janofsky & Walker LLP from February 2000 to August 2005 and LeBoeuf, Lamb, Greene & MacRae, LLP from January 1991 to February 2000, where his practice focused primarily on general corporate and securities law, mergers and acquisitions, corporate finance and financial services.

Charles Edward Smith, age 46, has served as Chief Legal Officer and Secretary since the Effective Date and President and Interim Chief Executive Officer from the Effective Date through May 15, 2015. In addition, since the Effective Date, Mr. Smith has served as the Executive Vice President, General Counsel and Secretary of the Trust. During the significant portion of WMI’s Chapter 11 proceedings, Mr. Smith served as the Executive Vice President, General Counsel and Secretary of WMI. Prior to the closure of WMB on September 25, 2008, Mr. Smith was a First Vice President, Assistant General Counsel and Team Lead (Corporate Finance) for WMB, where he supported the Treasury Group and led a team of lawyers and other professionals who supported the Company’s capital, liquidity, mergers and acquisitions and structured finance activities.

Timothy F. Jaeger, age 57, has served as Interim Chief Financial Officer since June 25, 2012 and Interim Chief Accounting Officer since May 28, 2012. He is a Certified Public Accountant with over 25 years of accounting experience. Most recently, from December 2006 to March 2012, Mr. Jaeger served as Senior Vice President-Chief Accounting Officer/CFO of Macquarie AirFinance, Ltd., a global aviation lessor providing aircraft and capital to the world’s airlines. From November 2006 to December 2009, Mr. Jaeger was a partner at Tatum Partners, LLC, an executive services and consulting firm in the United States.

Available Information

We file annual, quarterly and other reports, proxy statements and other information with the SEC under the Exchange Act. You may obtain copies of these reports and filings through our corporate website located at www.wmih-corp.com. The information on our corporate website is not incorporated into this report or into any other communication delivered to security holders or furnished to the SEC. You can also inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of its Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec/gov/ where you can obtain our SEC filings.

Upon written request, we will furnish to you without charge a paper copy of our Annual Report on Form 10-K for fiscal year ended December 31, 2015 (including financial statements and schedules, but without exhibits). Copies of exhibits to our Annual Report on Form 10-K, and copies of our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K will be furnished for a payment of a fee of $0.50 per page upon written request directed to Secretary, WMIH Corp., 800 Fifth Avenue, Suite 4100, Seattle, WA 98104.

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

Risks Related to Our Business

WMIH and its subsidiaries have limited operations; WMIH is a holding company, and its only material assets are cash on hand, cash held in trust and its equity interests in its operating subsidiary and its other investments, and WMIH’s principal source of revenue and cash flow are distributions and certain payments from our wholly-owned subsidiary, WMMRC, which is operating in runoff mode and is subject to restrictions from paying us dividends and investment income from our investment portfolio.

As a holding company, our only material assets are our cash on hand, cash held in trust, the equity interests in our subsidiaries (WMMRC and WMIIC) and other investments. As of December 31, 2015, WMIH had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode. WMMRC has not written any new business since the Petition Date. As of December 31, 2015, excluding restricted cash and assets held in trust, we had approximately $76.4 million in cash, cash equivalents, and investments, which includes $6.5 million held by our wholly-owned subsidiary, WMMRC; WMIIC holds no assets and generates no revenues. For the foreseeable future, our principal source of revenue and cash flow will be investment income from our investment portfolio, if any, cash and cash equivalents on hand, distributions from our operating subsidiary, if any, and certain payments made to us by WMMRC pursuant to the Administrative Services Agreement, dated as of March 19, 2012, between WMIH and WMMRC (the “Administrative Services Agreement”) and the Investment Management Agreement, dated as of March 19, 2012, between WMIH and WMMRC (the “Investment Management Agreement”). WMMRC is restricted by the Second Lien Indenture from making distributions to WMIH until the Runoff Notes are paid in full and is restricted by insurance law from making distributions to us unless prior approval is obtained from the Insurance Commissioner of the State of Hawaii. Thus, our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future is dependent on (i) the ability of our operating subsidiary to generate sufficient net income and cash flows to make upstream cash distributions to us, and (ii) our ability to obtain access to the funds held in escrow from the Series B Preferred Stock Financing. Our subsidiaries are and will be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise except for distributions of Runoff Proceeds (as defined in the Indentures) to pay the holders of the Runoff Notes under the Indentures. The ability of our operating subsidiary to distribute cash to us will also be subject to, among other things, restrictions that are contained in our Second Lien Indenture, availability of sufficient funds and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our operating subsidiary to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, fund and conduct our business or fund dividends, redemptions or repurchases.

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition.

We are a holding company that holds all of the equity interests of WMMRC and WMIIC. In the future we intend to acquire other businesses or make other acquisitions that may involve unknown risks, some of which will be particular to the industry in which the business or acquisition target or targets operate. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. As a result of these factors, WMIH may be forced to later write-down or write-off assets, restructure operations or incur impairment or other charges that could result in reporting losses. The realization of any new or unknown risks could prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt will be subject to the specific risks applicable to any business or company we acquire.

The nature of certain of our assets is volatile and their value may fluctuate or change over short periods of time.

As of December 31, 2015, we had $684.1 million cash, cash equivalents and securities, of which approximately $641.4 million was held directly by WMIH and approximately $42.7 million was held by WMMRC.  Additionally, the WMIH cash balance includes $571.4 million of cash held in escrow under the terms of the Series B Preferred Stock escrow agreement. Under most circumstances, WMMRC’s cash will not be available for use by WMIH until the Second Lien Notes are paid in full. Investing in securities other than U.S. government instruments will likely result in a higher risk of loss to us, particularly in light of uncertain domestic and global political, credit and financial market conditions. We value these securities for various purposes based on a number of factors, including, without limitation, third-party independent valuations. Because valuations, and particularly valuations of private securities and illiquid securities, are inherently uncertain, such valuations may fluctuate significantly over short periods of time and may differ materially from the values that would have been obtained if an active market existed for these securities.

WMIH, together with its subsidiaries, may not be able to fully utilize our net operating loss (“NOL”) and other tax carry forwards.

As of December 31, 2012, WMIH and its subsidiaries had U.S. federal NOLs of approximately $7.54 billion, of which approximately $5.97 billion was allocated to that portion of 2012 after the ownership change described below, that, if unused, will begin to expire in 2031. We believe that, as of December 31, 2015, WMIH and its subsidiaries had NOLs not subject to limitation under Section 382 (“Section 382”) of the United States Internal Revenue Code of 1986, as amended (the “Code”) of approximately $6.0 billion. Both WMIH and WMMRC caused 100% valuation allowances to be recorded against these deferred tax assets.

On the Effective Date, we believe that we experienced an “ownership change” within the meaning of Sections 382 and 383 of the Code. An ownership change is generally defined as a more than 50 percentage point collective increase in equity ownership by

“5-percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any rolling three-year period or since the last ownership change if such prior ownership change occurred within the prior three-year period. As a result of such ownership change on the Effective Date, the limitations on the use of pre-change losses and other carry forward tax attributes in Sections 382 and 383 of the Code apply and we will be able to utilize only a small portion of the NOL carry forwards from the years prior to 2012 and the portion of the NOL for 2012 allocable to the portion of the year prior to March 20, 2012. The utilization of the NOL for 2012 allocable to the portion of the year after the Effective Date and the NOLs from subsequent years should not be affected by the ownership change on the Effective Date.

Our ability (including any subsidiary or subsidiaries acquired in any Acquisition (as defined in the Designation of Rights and Preferences of the 3% Series B Convertible Preferred Stock (the “Certificate of Designation”) creating the Series B Preferred Stock)), to utilize their NOLs and other tax carry forwards to reduce taxable income in future years could be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carry forwards prior to their expiration and/or the Internal Revenue Service (“IRS”) challenges that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of Federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not challenge the use of all or any portion of the NOLs. Additionally, our ability (and the ability of any future subsidiary or subsidiaries) to fully use these tax assets could also be adversely affected if the respective companies were deemed to have another “ownership change” within the meaning of Sections 382 and 383 of the Code. Although we have certain transfer restrictions in place under our Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”), our Board of Directors could issue additional shares of stock or permit future conversions or redemptions of our stock, which, depending on their magnitude, could result in ownership changes that would trigger the imposition of additional limitations on the utilization of our NOLs under Sections 382 and 383 of the Code. Accordingly, there can be no assurance that, in the future, WMIH and/or its subsidiaries (and any future subsidiary) will be able to utilize its NOLs or not experience additional limitations on utilizing the tax benefits of their NOLs and other tax carry forwards. Such limitations could have a material adverse effect on WMIH and/or its subsidiaries’ results of operations, cash flows or financial condition.

In an attempt to minimize the likelihood of an additional ownership change occurring, our Certificate of Incorporation contains transfer restrictions limiting the acquisition (and disposition) of our stock or any other instrument treated as stock for purposes of Section 382 by persons or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 owning (actually or constructively), or who would own as a result of the transaction, 4.75% of the total value of our stock (including any other interests treated as stock for purposes of Section 382). Nevertheless, it is possible that we could undergo an additional ownership change, either by events within or outside of the control of our Board, e.g., indirect changes in the ownership of persons owning 5% of our stock. Also, in the event that the Second Lien Notes are re-characterized as equity, transfers of Second Lien Notes might be taken into account for purposes of Section 382. Moreover, approximately 1.5 million shares of WMIH’s common stock are held in escrow in the Disputed Equity Escrow (as defined in the Plan). A subsequent release or transfer of the stock potentially could result in an ownership change of WMIH at that time. In the event of a subsequent ownership change, all or part of the NOLs from 2012 and subsequent years that were not previously subject to limitations under Section 382 could also become subject to an annual limitation.

The IRS could challenge the amount, timing and/or use of our NOL carry forwards.

The amount of our NOL carry forwards has not been audited or otherwise validated by the IRS. Among other things, the IRS could challenge whether an ownership change occurred on the Effective Date, as well as the amount, the timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all of our NOL carry forwards. In addition, calculating whether an ownership change has occurred within the meaning of Section 382 is subject to inherent uncertainty, both because of the complexity of applying Section 382 and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our utilizable NOL carry forwards could be changed as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities.

Possible changes in legislation could negatively affect our ability to use the tax benefits associated with our NOL carry forwards.

The rules relating to U.S. federal income taxation are periodically under review by persons involved in the legislative and administrative rulemaking processes, by the IRS and by the U.S. Department of the Treasury, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Future revisions in U.S. federal tax laws and interpretations thereof could adversely impact our ability to use some or all of the tax benefits associated with our NOL carry forwards.

If we are unable to identify and/or make acquisitions or there are delays in finding suitable acquisition targets or we make acquisitions that are not successful, WMIH will likely never achieve sustained profitability, which would adversely affect the value of the Company.

Our ability to successfully execute an acquisition strategy will impact our ability to achieve profitability and grow our business. There can be no assurances that we will be successful in this endeavor. We may need additional capital to complete an acquisition, but there can be no assurances that we will be able to raise sufficient additional capital at all or on commercially reasonable terms. WMIH’s inability to make one or more acquisitions will impair WMIH’s ability to be profitable. WMIH may not be able to achieve profitability on a sustained basis. There may be a substantial period of time before we are able to invest and make suitable acquisitions. Delays we encounter in the selection, acquisition and/or development of targets could adversely affect the value of the Company.

While we continue to work diligently to identify suitable acquisition targets, there can be no assurance that (a) we will be able to identify any such acquisition targets, or (b) we will be able to consummate an acquisition if and when an acquisition target is identified.

Our Board may change our investment strategy without stockholder approval, which could alter the nature of your investment.

Our Board continues to develop and review the strategic and investment strategy for the Company and determine what is in the best interest of our stockholders. This strategy may change over time. The methods of implementing our strategy may vary, as trends emerge and new investment opportunities develop. Our strategy, the methods for its implementation, and our other objectives, may be altered by our Board without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

Changes in disclosure laws or interpretations resulting in higher compliance costs are likely to adversely affect WMIH’s future consolidated results of operations, financial position and cash flows.

Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations enacted by the SEC, are resulting in increased compliance costs. WMIH, like all other public companies, is incurring expenses and diverting employees’ time in an effort to comply with such laws. WMIH is an accelerated filer reporting company, and has completed the process of documenting and evaluating its systems of internal control. We expect to continue to devote the necessary resources, including internal and external resources, to support WMIH’s assessment and compliance with its disclosure obligations as these disclosure obligations evolve and change. In addition, during the bankruptcy, WMIHC adopted so-called “Modified Exchange Act Reporting” under SLB 2. WMIH continues to rely upon the guidance set forth in SLB 2 and we have filed and will continue to file the Exchange Act periodic reports for all periods that begin after the Effective Date of the Plan. If the SEC determines that WMIH is not able to follow or rely on Modified Exchange Act Reporting under SLB 2, much more extensive historical disclosure requirements could be imposed on WMIH which we may not be able to satisfy and which would have a material adverse effect on the Company, including but not limited to, substantial compliance costs and sanctions. Compliance with different or evolving standards will result in increased general and administrative expenses and may cause a significant diversion of our time and attention from revenue-generating activities to compliance activities and could subject WMIH to sanctions or investigation by regulatory authorities.

Litigation against us could be costly and time consuming to defend.

We may from time to time be subject to legal proceedings and claims from third parties. Litigation may result in substantial costs and may divert our attention and WMIH resources, which may seriously harm our business, consolidated results of operations and consolidated financial condition.

An unfavorable judgment against us in any legal proceeding or claim could require us to pay monetary damages. In addition, an unfavorable judgment in which the counterparty is awarded equitable relief, such as an injunction, could have an adverse impact on our business, consolidated results of operations and consolidated financial condition.

Because our operations and acquisition strategy are highly dependent on key executives and employees, our inability to recruit and retain capable management could hinder our current operations and business plans.

Although we appointed William C. Gallagher as our Chief Executive Officer and Thomas L. Fairfield as our President and Chief Operating Officer in 2015, we have very limited staffing and management resources and are highly dependent on consultants and certain key employees. WMIH’s Chief Legal Officer and Secretary, Charles Edward Smith, is an employee of the Trust, and our Interim Chief Financial Officer, Timothy F. Jaeger, is a self-employed consultant engaged by the Company to provide financial reporting services.  As of December 31, 2015, in addition to Messrs. Gallagher and Fairfield, the Company had two additional employees. However, minimal staffing and any inability we may have to engage new executive officers or key employees in the event any of our executive officers or key employees terminates employment could have a material adverse impact on our operations or delay or curtail the attainment of WMIH’s objectives.

Business interruptions could limit our ability to operate our business.

Our operations, as well as others on which we depend, are vulnerable to damage or interruption from fire; natural disasters, including earthquakes; computer viruses; human error; power shortages; telecommunication failures; international acts of terror; and similar events. Our offices are located in Seattle, Washington and we currently obtain certain key services from the Trust pursuant to the TSA. The TSA, as amended, is currently in effect through April 30, 2016, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

Although we have certain business continuity plans in place, we have not established a formal comprehensive disaster recovery plan, and our back-up operations and business interruption insurance may not be adequate to compensate for losses we may suffer. A significant business interruption, including an unexpected non-renewal or termination of the TSA, could result in losses or damages incurred by us and require that we cease or curtail our operations at our current location.

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

Due to the increased number of holders of our Second Lien Notes, any future actions, including, but not limited to, commutations, that require the consent of the holders of our Second Lien Notes are likely to be more time consuming and expensive, and there can be no assurance that the requisite consent will be obtained.

In connection with, and as a condition to, the completion of the transactions contemplated by the commutation agreement between WMMRC and UGRIC, we obtained the consent of the Trust, at the time the beneficial owner of at least two-thirds in aggregate principal amount of the notes outstanding under the Indentures, to certain limited waiver agreements. On May 1, 2014, the Trust distributed the Runoff Notes held by the Trust to certain beneficiaries, and as a result is no longer the beneficial owner of at least two-thirds in aggregate principal amount of the Runoff Notes. A majority of these Runoff Notes were distributed to individual beneficiary brokerage accounts, and certain of the Runoff Notes were certificated and sent to other holders.  Subsequent to such distribution, we paid in full our First Lien Notes, but our Second Lien Notes remain held by multiple holders. Consequently, due to the increased number of holders, any future actions, including, but not limited to, commutations, that require the consent of the holders of our Second Lien Notes are likely to be more time consuming and expensive, and there can be no assurance that the requisite consent will be obtained.

Risks Related to Owning WMIH’s Stock

WMIH’s common stock, and any other instruments treated as stock for purposes of Section 382 (including the Series A Preferred Stock and the Series B Preferred Stock), are subject to transfer restrictions under WMIH’s Certificate of Incorporation.

WMIH’s Certificate of Incorporation contains significant transfer restrictions in relation to the transfer of WMIH’s common stock and any other instruments treated as stock for purposes of Section 382 (including the Series A Preferred Stock and the Series B Preferred Stock). These court-approved transfer restrictions have been adopted in order to minimize the likelihood that we will be deemed to have an “ownership change” within the meaning of Section 382 that could limit our ability to utilize WMIH’s NOL carry forwards under and in accordance with regulations promulgated by the IRS. In particular, without the approval of our Board, (i) no person or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 will be permitted to acquire, whether directly or indirectly, and whether in one transaction or a series of related transactions, any of WMIH’s common stock or any other instrument treated as stock for purposes of Section 382, to the extent that after giving effect to such purported acquisition (a) the purported acquirer or any other person by reason of the purported acquirer’s acquisition would become a Substantial Holder (as defined below), or (b) the percentage stock ownership of a person that, prior to giving effect to the purported acquisition, is already a Substantial Holder would be increased; and (ii) no Substantial Holder may dispose, directly or indirectly, of any class of stock or any other instrument treated as stock for purposes of Section 382. A “Substantial Holder” is a person that owns (as determined for purposes of Section 382) at least 4.75% of the total value of our stock, including any instrument treated as stock for purposes of Section 382.

WMIH’s common stock is currently listed on The Nasdaq Capital Market (“NASDAQ”). If we do not comply with NASDAQ’s continued listing requirements, these shares may be delisted from NASDAQ, which would likely result in WMIH’s shares being traded on the OTC Pink and negatively affect the liquidity and trading prices of WMIH’s common stock.

WMIH’s common stock is currently listed on NASDAQ. In order to maintain eligibility for continued listing on NASDAQ, we must fulfill certain minimum listing requirements and there can be no assurance that we can maintain such minimum listing requirements.  If WMIH is not able to maintain the listing of its common stock on NASDAQ, WMIH could face material adverse consequences, including:

•	a limited availability of market quotations for its common stock;
•	reduced liquidity for its common stock;
•

a determination that its common stock is a “penny stock” which will require brokers trading in such common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for WMIH’s common stock; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Anti-takeover provisions in our Certificate of Incorporation and Amended and Restated Bylaws (“Bylaws”) and under Delaware law could make a third party acquisition of WMIH difficult.

WMIH’s Certificate of Incorporation and Bylaws currently contain provisions that could make it more difficult for a third party to acquire WMIH, even if doing so might be deemed beneficial by WMIH’s stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of WMIH’s common stock. WMIH is also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control of WMIH.

We may need to sell additional shares of WMIH’s common stock or other securities in the future to meet WMIH’s capital requirements. In such circumstances, the ownership interests of WMIH’s stockholders prior to such sale could be substantially diluted.

WMIH has 3,500,000,000 shares of common stock authorized for issuance and 10,000,000 shares of preferred stock authorized for issuance. As of March 1, 2016, WMIH had 206,168,035 shares of its common stock issued and outstanding. The possibility of dilution posed by shares available for future sale could reduce the market price of WMIH’s common stock and could make it more difficult for WMIH to raise funds through equity offerings in the future.  In fact, WMIH has consummated two corporate financing transactions that are, on an as-converted basis, dilutive to stockholders. Specifically, in connection with our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) offering, effective January 30, 2014, WMIH issued 1,000,000 shares of Series A Preferred Stock, which may be converted into 10,065,629 shares of WMIH’s common stock, and Warrants to purchase 61,400,000 shares of WMIH’s common stock; and on January 5, 2015, in connection with the Series B Preferred Stock Financing, WMIH issued 600,000 shares of Series B Preferred Stock, which may be converted into 342,857,143 shares of WMIH’s common stock.

The value of WMIH’s common stock may be affected by terms and conditions of the Series B Preferred Stock, which is senior in priority to WMIH’s common stock.  See “Risk Related to the Series B Preferred Stock”.

The redemption or repurchase of our Series B Preferred Stock may have a material adverse effect on holders of WMIH’s common stock.

We have limited business operations and assets.  If we redeem or repurchase our Series B Preferred Stock, it is likely that our business and financial prospects will be adversely affected and the holders of WMIH’s common stock are likely to lose a significant part or all of their investment. While we would expect to seek alternative financing under those circumstances, there can be no assurance such financing would be available at terms we would determine to be acceptable, or at all.

Risks Related to the Series B Preferred Stock

The Series B Preferred Stock ranks junior to all of our indebtedness and other liabilities.

In the event of our bankruptcy, liquidation, reorganization or other winding-up, our assets will be available to pay obligations on the Series B Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series B Preferred Stock to participate in the distribution of our assets will rank pari passu with our Series A Preferred Stock and any parity stock we issue in the future. In addition, we are a holding company and the Series B Preferred Stock will effectively rank junior to all existing and future indebtedness and other liabilities of our subsidiaries and any capital stock of our subsidiaries not held by us. The rights of holders of the Series B Preferred Stock to participate in the distribution of assets of our subsidiaries will rank junior to the prior claims of that subsidiary’s creditors and any other equity holders. Consequently, if we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets remaining to pay amounts due on any or all of the Series B Preferred Stock then outstanding. We and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the Series B Preferred Stock.

We are not obligated to pay dividends on the Series B Preferred Stock and we are subject to restrictions on payment of dividends on shares of our capital stock.

Dividends on the Series B Preferred Stock are payable only when, as and if declared by our Board or an authorized committee thereof, out of funds legally available therefor. Our Board is not legally obligated to declare dividends.

Delaware law provides that dividends on the Series B Preferred Stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay dividends on the Series B Preferred Stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Since the Effective Date, we have often not achieved profitability, and when profitable, did not achieve significant profitability. We do not expect to achieve significant profits in the future unless we consummate an acquisition.

We may also enter into debt or other agreements in the future that may restrict us from paying dividends on the Series B Preferred Stock.

Further, even if we are permitted under our contractual obligations and Delaware law, as applicable, to pay dividends on the shares of Series B Preferred stock, we may not have sufficient cash to do so. See “—We may not have sufficient funds to redeem or repurchase the Series B Preferred Stock or pay dividends.”

We are subject to restrictions on the redemption or repurchase of the Series B Preferred Stock.

Under the Certificate of Designation of the Series B Preferred Stock, we will be obligated to redeem the Series B Preferred Stock on the Mandatory Redemption Date (as defined below) and to repurchase the Series B Preferred Stock tendered for repurchase upon a Put Event (as defined below). However, we may be unable to redeem or repurchase the Series B Preferred Stock under applicable law or due to contractual restrictions.

Delaware law provides that a redemption or repurchase payment on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to redeem the Series B Preferred Stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Since the Effective Date, we have often not achieved profitability, and when profitable, did not achieve significant profitability. We do not expect to achieve significant profits in the future unless we consummate an acquisition.

We may also enter into debt or other agreements in the future that may restrict us from redeeming or repurchasing the Series B Preferred Stock.

Further, even if we are permitted under our contractual obligations and Delaware law, as applicable, to redeem or repurchase the shares of Series B Preferred Stock, we may not have sufficient cash to do so. See “—We may not have sufficient funds to redeem or repurchase the Series B Preferred Stock or pay dividends.”

We may not consummate a Qualified Acquisition.

We may not consummate a Qualified Acquisition (as defined below) due to inability to find an appropriate target company or companies, an inability to obtain appropriate financing, an inability to agree to the terms of an acquisition(s) or for any other reason. We anticipate that the assessment of each specific target business, and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments relevant to the acquisition of any such target business, will require substantial time and attention on the part of our management and substantial costs for accountants, attorneys and others. If we decide not to complete a Qualified Acquisition, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Furthermore, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships) and other entities, domestic and international, competing for the types of businesses we may consider for acquisition. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable may be limited by our available financial resources. This inherent competitive limitation may give others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are required to redeem the Series B Preferred Stock (if not previously converted) on the third anniversary of January 5, 2015 if we have not consummated a Qualified Acquisition, target companies will be aware of this, which may place us at a competitive disadvantage in successfully negotiating a business combination.

We may also consummate an acquisition or acquisitions that do not constitute a Qualified Acquisition.

We may not have sufficient funds to pay the Mandatory Redemption Price (as defined below) in the event we use some of the proceeds from the Series B Preferred Stock Offering to consummate one or more acquisitions that do not constitute a Qualified Acquisition and we may be unable to obtain additional financing to fund such Mandatory Redemption Price. See “—We may not have sufficient funds to redeem or repurchase the Series B Preferred Stock or pay dividends.”

The Series B Preferred Stock is not convertible at the option of holders.

All or a portion of the Series B Preferred Stock automatically converts into WMIH’s common stock upon an Acquisition (as defined below) or a Qualified Acquisition, as the case may be. If an Acquisition does not occur, none of the Series B Preferred Stock will convert into WMIH’s common stock. If an Acquisition occurs but a Qualified Acquisition does not occur, only a portion of the Series B Preferred Stock will not convert into WMIH’s common stock. Holders of the Series B Preferred Stock will have no right to convert their shares of Series B Preferred Stock at their option into WMIH’s common stock. Furthermore, if an Acquisition or a Qualified Acquisition does occur, the Series B Preferred Stock will automatically convert into WMIH’s common stock at a conversion price no less than the Floor Price (as defined in the Certificate of Designation) even if such conversion is unfavorable because WMIH’s common stock is trading below the Floor Price.

The price of WMIH’s common stock, and therefore of the Series B Preferred Stock, may fluctuate significantly, which may make it difficult for a holder to resell the Series B Preferred Stock or WMIH common stock issuable upon mandatory conversion thereof when a holder wants or at prices a holder may find attractive.

The market price of WMIH’s common stock may continue to fluctuate due to a variety of factors, many of which are beyond our control. In addition, financial markets in general (including the stock market) have, of late, experienced extreme volatility that has often been unrelated to the operating performance of a particular company.  These broad market fluctuations may adversely affect the market price of WMIH’s common stock. Because the Series B Preferred Stock is mandatorily convertible into shares of WMIH’s common stock upon the consummation of an Acquisition or a Qualified Acquisition, volatility or depressed prices for WMIH’s common stock could have a similar effect on the trading price of the Series B Preferred Stock. Holders who have received shares of WMIH’s common stock upon mandatory conversion of their shares of Series B Preferred Stock will also be subject to the risk of volatility and depressed prices.

In addition, the market price of WMIH’s common stock could also be affected by possible sales of WMIH’s common stock by investors who view the Series B Preferred Stock as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving WMIH’s common stock. The hedging or arbitrage could, in turn, affect the trading price of the Series B Preferred Stock or any WMIH common stock that holders receive upon conversion of the Series B Preferred Stock.

The conversion price of the Series B Preferred Stock may not be adjusted for all dilutive events that may adversely affect the market price of the Series B Preferred Stock or the WMIH common stock issuable upon mandatory conversion of the Series B Preferred Stock.

The number of shares of WMIH’s common stock that holders of Series B Preferred Stock are entitled to receive upon mandatory conversion of the Series B Preferred Stock is subject to adjustment for certain specified events, including, but not limited to, stock splits, stock recombinations, or tender or exchange offers for common stock of WMIH (which events are more limited than customary for convertible securities because the holders of Series B Preferred Stock participate in dividends on WMIH’s common stock on an as converted basis). However, other events, which may adversely affect the market price of WMIH’s common stock, may not result in any adjustment, such as the issuance of WHIH’s common stock in an acquisition or for cash. Further, if any of these other events adversely affects the market price of WMIH’s common stock, we expect it to also adversely affect the market price of our Series B Preferred Stock. In addition, the terms of our Series B Preferred Stock do not restrict our ability to offer WMIH’s common stock or securities convertible into WMIH’s common stock in the future or to engage in other transactions that could dilute WMIH’s common stock. We have no obligation to consider the interests of the holders of our Series B Preferred Stock in engaging in any such offering or transaction.

We may issue additional series of preferred stock that rank equally to the Series B Preferred Stock as to dividend payments and liquidation preference.

Neither our Certificate of Incorporation nor the terms governing the Series B Preferred Stock prohibits us from issuing additional series of preferred stock that would rank equally to the Series B Preferred Stock as to dividend payments and liquidation preference. Our Certificate of Incorporation provides that we have the authority to issue 10,000,000 shares of preferred stock, including the 600,000 shares of Series B Preferred Stock and the 1,000,000 shares of Series A Preferred Stock. The issuances of other series of preferred stock could have the effect of reducing the amounts available to the Series B Preferred Stock in the event of our liquidation, winding-up or dissolution. It may also reduce dividend payments on the Series B Preferred Stock if we do not have sufficient funds to pay dividends on all Series B Preferred Stock outstanding and outstanding parity preferred stock.

Holders of Series B Preferred Stock will have limited rights with respect to the shares of WMIH common stock issuable upon mandatory conversion of the Series B Preferred Stock until the Series B Preferred Stock is converted, but may be adversely affected by certain changes made with respect to WMIH’s common stock.

Holders of Series B Preferred Stock will have limited rights with respect to the shares of WMIH’s common stock issuable upon mandatory conversion of Series B Preferred Stock, including rights to respond to WMIH’s common stock tender offers, if any, prior to the issuance of shares of WMIH’s common stock upon mandatory conversion, if any, but an investment in our Series B Preferred Stock may be negatively affected by these events. Upon mandatory conversion, a holder of Series B Preferred Stock will be entitled to exercise the rights of a holder of WMIH’s common stock only as to matters for which the relevant record date occurs on or after the applicable mandatory conversion date.

Future issuances of preferred stock may adversely affect the market price for WMIH’s common stock.

Additional issuances and sales of preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for WMIH’s common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

We may not have sufficient funds to redeem or repurchase the Series B Preferred Stock or pay dividends.

We are required to redeem the Series B Preferred Stock (if not previously converted) on the third anniversary of January 5, 2015 (the “Issue Date”) in the event we have not consummated a Qualified Acquisition. In addition, we are required to offer to repurchase (if not previously converted) the Series B Preferred Stock upon a Change of Control or Post-Closing Covenant Default (as such terms are defined in the Certificate of Designation creating the Series B Preferred Stock). Furthermore, if and when declared by our Board and until the Series B Preferred Stock is converted, we are required to pay cumulative regular dividends out of funds legally available therefor at an annual rate of 3% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock.  However, we may not have sufficient funds, and we may be unable to obtain additional financing, to make such a redemption, repurchase or pay dividends as required, each of which could have a material adverse effect on the Company and the value of our capital stock.  This risk is increased by the fact that we (i) have very limited operations, (ii) in the past have not generated significant cash flows, (iii) may use net proceeds that have been deposited into the escrow account in connection with the Series B Preferred Stock Financing to explore and fund, in whole or in part, acquisitions whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses, and (iv) may consummate an acquisition or acquisitions that do not constitute a Qualified Acquisition (and accordingly may use net proceeds that have been deposited into the escrow account), which may cause us to have insufficient funds to redeem or repurchase the Series B Preferred Stock as required or pay dividends. The Company and our auditors will periodically assess our ability to redeem or repurchase the Series B Preferred Stock. If the Company and our auditors determine that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our inability to redeem or repurchase the Series B Preferred Stock and we are unable to refinance or obtain access to additional funding, our auditors could issue a going concern qualification to our financial statements.  A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurrence of debt or other financing alternatives and could have a material adverse effect on the Company and the value of our capital stock.

We may not have sufficient earnings and profits in order for dividends on the Series B Preferred Stock to be treated as dividends for U.S. federal income tax purposes.

The dividends payable by us on the Series B Preferred Stock may exceed our current and accumulated earnings and profits, as calculated for U.S. federal income tax purposes. If that occurs, it will result in the amount of the dividends that exceed such earnings and profits being treated for U.S. federal income tax purposes first as a return of capital to the extent of the holder’s adjusted tax basis in the Series B Preferred Stock, and the excess, if any, over such adjusted tax basis as capital gain. Such treatment will generally be unfavorable for corporate holders and may also be unfavorable to certain other holders.

Holders of Series B Preferred Stock may be subject to tax if we make or fail to make certain adjustments to the conversion price of the Series B Preferred Stock even though a holder of Series B Preferred Stock does not receive a corresponding cash distribution.

The conversion price of the Series B Preferred Stock is subject to adjustment in certain circumstances. If the conversion price is adjusted as a result of a distribution that is taxable to WMIH’s common stockholders, a holder of Series B Preferred Stock may be deemed to have received a dividend subject to U.S. federal income tax to the extent of our current and accumulated earnings and profits without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion price after an event that increases a Series B Preferred Stockholder’s proportionate interest in us could be treated as a deemed taxable dividend to such holder. If a holder of Series B Preferred Stock is a non-U.S. holder, any deemed dividend may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Series B Preferred Stock. A non-U.S. holder is a beneficial owner of Series B Preferred Stock or WMIH’s common stock received in respect thereof (other than a partnership or entity treated as a partnership for U.S. federal income tax purposes) and that is not a U.S. holder.

Affiliates of KKR own a substantial amount of equity interests in us, and have other substantial interests in us and agreements with us, and may have conflicts of interest with us or the other holders of our capital stock.

As of March 1, 2016, affiliates of KKR held approximately 29.4% of WMIH’s common stock (after giving effect to the exercise of outstanding Warrants and the conversion of each of the Series A Preferred Stock and the Series B Preferred Stock). Affiliates of KKR are parties to, the Investment Agreement and the Investor Rights Agreement.

As a result, affiliates of KKR may have substantial influence over our decisions to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether other holders of our capital stock believe that any such transactions are in their own best interests. For example, affiliates of KKR could potentially cause us to refrain from making acquisitions in a manner that is not in the best interests of holders of the Series B Preferred Stock. KKR will not provide oversight of or have control over or be involved with the investment activities or other operations of the Company.

Neither KKR nor its director appointees are required to present us with investment opportunities and may pursue them separately or otherwise compete with us.

Neither KKR nor its director appointees are obligated to present us with investment opportunities.  Moreover, each of KKR, our officers and our directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to another entity pursuant to which KKR, such officer or such director is required to present an acquisition opportunity to such entity. Accordingly, if any of KKR, our officers or our directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, it, he or she will honor its, his or her fiduciary or contractual obligations to present such acquisition opportunity to such other entity, and only present it to us if such entity rejects the opportunity. Our Certificate of Incorporation provides that we renounce our interest or expectancy in any corporate opportunity in which KKR or its director appointees seek to participate unless such opportunity (i) was first presented to KKR’s director appointees solely in their capacity as directors of WMIH or (ii) is identified by KKR or its director appointees solely through the disclosure of information by or on behalf of us.  We will not be prohibited from pursuing an investment opportunity with respect to which we have renounced our interest or expectancy.

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

KKR is not our investment advisor and owes no fiduciary duty to us or to holders of WMIH’s common stock, Series A Preferred Stock or Series B Preferred Stock.

KKR is not our investment adviser and otherwise has no advisory, fiduciary or similar relationship with us or with holders of WMIH’s common stock or Series B Preferred Stock.  KKR is not our sponsor, and the Company is not an investment product offered by KKR.  KKR has no obligations (contractual, fiduciary or otherwise) to us, disclaims having any liability for our performance, investments or activities, and will not be responsible for any action or inaction of our management.

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

One or more of the primary mortgage insurers with whom we do business may be vulnerable to adverse market conditions and because of that uncertainty there can be no assurances that such insurers can withstand the current market and financial pressures they may face from time to time. In fact, at least one counterparty is currently operating subject to state supervision. These factors could have negative consequences for WMMRC’s cash flows and WMMRC’s ability to pay dividends to WMIH in the future, which in turn could adversely affect WMIH’s ability to service the Runoff Notes.

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

WMMRC is domiciled in the State of Hawaii and is subject to the rules and regulations as promulgated by the State of Hawaii and its Department of Insurance, its primary state regulator. Foremost among those rules and regulations are minimum capital standards. Management believes that as of December 31, 2015, WMMRC satisfied such minimum capital standards and other applicable rules and regulations. Nevertheless, there can be no assurances of WMMRC’s future ability to meet those standards, or as they may be revised.

In addition, WMMRC’s business may be affected by legislative or regulatory reforms of the U.S. housing finance system, as well as the application of certain public or private sector programs designed to assist homeowners avoid foreclosure. In each case, these reforms and programs could change the economic behavior of either the mortgage insurance policyholders or the mortgage insurance companies to the detriment of WMMRC. Following the severe financial dislocations of 2008, new, sweeping rules and regulations were (and continue to be) promulgated by federal, state and local regulatory authorities, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Because WMMRC is currently operating its business in runoff mode, it has not, to date, needed to materially change any of its business practices in response to various regulatory initiatives, including the Dodd-Frank Act. Nevertheless, there can be no assurances that WMMRC will not be required to undertake changes to its business practices in the future in response to one or more regulatory initiatives.

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

In addition, the market for non-investment grade debt securities has historically been subject to disruptions that have caused price volatility independent of the operating and financial performance of the issuers of these securities. It is possible that any market for the Runoff Notes will be subject to these kinds of disruptions. Accordingly, declines in the liquidity and market price of the Runoff Notes may occur independent of operating and financial performance. The Second Lien Notes include certain restrictions on accumulation of 4.75% or more of the aggregate principal amount of such notes thereby potentially and significantly limiting a liquid trading market for these notes.

Except in very limited circumstances, holders of the Runoff Notes will have no recourse against WMIH or its subsidiaries for payments due on the Runoff Notes other than against Runoff Proceeds, and there can be no assurance that the runoff proceeds and other recourse assets will be sufficient in amount to cause any unpaid interest and the outstanding principal amount of the Runoff Notes to be paid in full. The Runoff Notes will not be guaranteed by any current or future subsidiaries of WMIH, including WMMRC, and will be effectively subordinate to the liabilities of WMMRC.

Risks Related to WMIH’s Emergence from Bankruptcy

Despite having emerged from bankruptcy, WMIH continues to be subject to the risks and uncertainties associated with residual Chapter 11 bankruptcy proceedings.

WMI emerged from bankruptcy on the Effective Date and changed its name to WMI Holdings Corp. and subsequently changed its name to WMIH Corp. as part of its reincorporation in the State of Delaware. Because of the residual risks and uncertainties associated with Chapter 11 bankruptcy proceedings, the ultimate impact of events that occurred during, or that may occur subsequent to, these proceedings will have on WMIH’s business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot assure you that having been subject to bankruptcy protection will not adversely affect WMIH’s operations going forward.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Seattle, Washington. We lease office space for our Company personnel.

Item 3.	Legal Proceedings.

As of December 31, 2015, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since September 28, 2015, WMIH’s common stock has traded on The Nasdaq Capital Market under the trading symbol “WMIH.” From the Effective Date until September 25, 2015 WMIH’s common stock was quoted on the over-the-counter market under the symbol “WMIH.”

The following table shows the range of reported high and low daily closing prices for WMIH’s common stock for each full quarterly period during the years ended December 31, 2015 and December 31, 2014, from the relevant exchange.  Relevant over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High	Low
Fourth Quarter – 2015	$2.94	$2.25
Third Quarter – 2015	$2.98	$2.12
Second Quarter – 2015	$3.13	$2.16
First Quarter – 2015	$2.64	$2.10
Fourth Quarter – 2014	$2.50	$1.74
Third Quarter – 2014	$2.92	$2.32
Second Quarter – 2014	$3.38	$2.56
First Quarter – 2014	$3.49	$2.40

On March 1, 2016, the price of WMIH’s common stock traded on NASDAQ ranged from a high of $2.46 per share to a low of $2.35 per share.

Holders

As of March 1, 2016, there were approximately 8,356 stockholders of record of WMIH’s common stock. This does not reflect holders who beneficially own WMIH’s common stock held in nominee or street name.

Dividends

We have not declared or paid any dividends on WMIH’s common stock since the Effective Date. So long as any share of Series B Preferred Stock remains outstanding, no dividend shall be paid on WMIH’s common stock unless and until all accrued and unpaid regular dividends on all outstanding shares of Series B Preferred Stock have been declared and paid in full. Except for dividend payments on the Series B Preferred Stock, we do not anticipate paying any dividends on WMIH’s capital stock at this time or for the foreseeable future. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. See also “Dividend Policy” under Note 2: Significant Accounting Policies, to the consolidated financial information in Item 8 of this Annual Report on Form 10-K and Note 8: Financing Arrangements, to the consolidated financial information in Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

Sales of Unregistered Equity Securities

On March 19, 2012, pursuant to the Plan, WMIH issued 200,000,000 shares of its common stock.  The Company relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act the issuance of the new securities.

On October 18, 2012, WMIH issued a total of 1,156,078 restricted shares of its common stock under the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) to outside directors. On August 13, 2013, 686,273 restricted shares of WMIH’s common stock were issued under the 2012 Plan to outside directors. The restricted shares vest in three equal installments commencing on the date of grant over a three year period (subject to continued service as a director through each vesting date and subject to certain stock ownership guidelines in which the director must at all times during service on the Board hold shares of WMIH’s common stock equal to 50% of the aggregate number of shares awarded to the director as director compensation and that have vested, and such shares may not be sold without the prior approval of the Compensation Committee). Effective February 10, 2014, we increased the number of shares reserved and available for awards under our 2012 Plan from 2.0 million to 3.0 million shares of WMIH’s common stock and issued 250,000 restricted shares to members of our Corporate Strategy and Development Committee and Michael Willingham, the current Chairman of the Board’s Audit Committee and former Chairman of the Board. On June 4, 2014, 250,894 restricted shares of WMIH’s common stock were issued under the 2012 Plan to our outside directors. We issued these shares relying on Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder.  Effective February 25, 2015, we increased the number of shares authorized and available for awards under the 2012 Plan from 3.0 million to 12.0 million shares of WMIH’s common stock, subject to approval of stockholders of WMIH, which approval was subsequently received on April 28, 2015 at our annual meeting. On April 28, 2015, 269,234 restricted shares of WMIH’s common stock were issued under the 2012 Plan to outside directors. On May 15, 2015, WMIH issued a total of 3,555,556 restricted shares (1,777,778 restricted stock grants each) to William C. Gallagher and Thomas L. Fairfield under the 2012 Plan.

1,000,000 shares of Series A Preferred Stock, and warrants to purchase 61,400,000 shares of WMIH’s common stock were issued effective January 30, 2014, in reliance on Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder.

In connection with the Series B Preferred Stock Financing, 600,000 shares of Series B Preferred Stock were issued effective January 5, 2015 in reliance on Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder.

Performance Graph

The following graph shows the cumulative total stockholder return for WMIH’s common stock during the period from the Effective Date to December 31, 2015. Five-year historical data is not presented because we emerged from bankruptcy on March 19, 2012 and the stock performance of WMIH’s common stock is not comparable to the performance of WMI’s common stock. The chart also shows the cumulative returns of (a) the Standard & Poor’s 500 Index (“S&P 500”) and (b) an index of two peer companies selected by the Company. The peer group is comprised of the following companies: MGIC Investment Corporation and Radian Group Inc. This peer group index will be subject to occasional change as WMIH or its competitors change their focus, merge or are acquired, undergo significant changes, or as new competitors emerge. The comparison assumes $100 was invested on the Effective Date, in WMIH’s common stock and in each of the indices shown and assumes that all dividends were reinvested.

The comparisons are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of WMIH’s common stock.

Date	March 19, 2012	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
S&P 500	$100	$103	$136	$155	$157
WMIH	$100	$84	$282	$205	$259
Peer	$100	$106	$240	$286	$239

Tax Attribute Preservation Provision

In order to preserve valuable tax attributes following emergence from bankruptcy, restrictions are included in our Certificate of Incorporation on transfers of WMIH’s common stock. Until the Restriction Release Date (as defined in our Certificate of Incorporation), unless approved by our Board, any attempted transfer of WMIH’s common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) either (i) any person or group of persons shall become a “Substantial Holder” of the Company (as defined in the Certificate of Incorporation); or (ii) the ownership interest of any Substantial Holder shall be increased. Additionally, until the Restriction Release Date, Substantial Holders cannot dispose of WMIH’s common stock without the consent of our Board.

Item 6.	Selected Financial Data.
	Successor*				Predecessor*
(in thousands, except per share amounts)	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Period from March 20 through December 31, 2012	Period from January 1 through March 19, 2012	Year Ended December 31, 2011
Statement of Operations Data:
Revenues:
Premiums earned	$5,121	$7,169	$10,946	$14,394	$6,177	$34,784
Net investment income (loss)	879	1,379	(778)	6,893	3,172	8,597
Total revenues	6,000	8,548	10,168	21,287	9,349	43,381
Operating expenses:
Losses and loss adjustment (benefit) expense	(1,115)	3,281	(6,159)	18,644	11,467	47,321
Ceding commission expense	456	653	1,325	1,544	768	4,339
General and administrative expense	20,940	6,526	5,665	4,637	547	2,594
Loss contract reserve fair market value change	(2,926)	(33,770)	(5,898)	(10,847)	—	—
Loss from contract termination	—	6,563	—	6,151	—	—
Interest expense	3,702	22,225	14,897	13,511	—	—
Total operating expense	21,057	5,478	9,830	33,640	12,782	54,254
Net operating (loss) income	(15,057)	3,070	338	(12,353)	(3,433)	(10,873)
Other (income) and expense:
Other (income)	(7,845)	—	—	—	—	—
Unrealized loss on change in fair value of derivative liability - embedded conversion feature	54,621	—	—	—	—	—
Total other expense	46,776	—	—	—	—	—
(Loss) income before income taxes	(61,833)	3,070	338	(12,353)	(3,433)	(10,873)
Income tax expense (benefit)	—	—	—	—	—	—
Net (loss) income	(61,833)	3,070	338	(12,353)	(3,433)	(10,873)
Redeemable convertible series B preferred stock dividends	(17,748)	—	—	—	—	—
Preferred deemed dividend	—	(9,455)	—	—	—	—
Net (loss) income attributable to common and participating stockholders	$(79,581)	$(6,385)	$338	$(12,353)	$(3,433)	$(10,873)
Basic and diluted net (loss) income per share attributable to common and participating stockholders	$(0.39)	$(0.03)	$0.00	$(0.06)	$(3,433.00)	$(10,873.00)
Shares used in computing basic and diluted net (loss) income per share	201,746,613	200,869,928	200,304,068	200,000,000	1,000	1,000

Statement of cash flow data:
Net cash provided by (used in)
Operating activities	$(583,173)	$(33,581)	$(24,226)	$(102,774)	$3,843	$(53,092)
Investing activities	(39,127)	156,159	51,292	31,249	(4,471)	58,796
Financing activities	554,215	(56,555)	(31,841)	6,272	—	—

Balance Sheet data (as of end of period):
Cash and cash equivalents	$9,924	$78,009	$11,986	$16,761	$82,014	$7,642
Restricted cash	571,440	2,447	115
Total assets	685,060	156,139	267,638	339,916	423,183	350,559
Notes payable - principal	21,743	31,220	105,502	136,272	130,000	-
Losses and loss adjustment reserves	5,063	18,947	44,314	82,524	141,010	142,119
Loss contract fair market value reserve	9,623	12,549	46,319	52,217	63,064	-
Derivative liability - embedded conversion feature	120,848	—	—	-
Total liabilities	173,069	67,909	202,509	275,526	346,583	175,569
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000, zero and zero shares issued and outstanding as of December 31, 2015, December 31, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $600,000,000, zero and zero as of December 31, 2015, December 31, 2014 and December 31, 2013, respectively	502,213	—	—	—	—	—
Total stockholders’ equity	$9,778	$88,230	$65,129	$64,390	$76,600	$174,990

* Material differences, including with respect to its business operations, financial performance, asset size and other factors, exist with respect to the pre-petition operations and financial position of WMI and its subsidiaries as compared with the post-emergence operations and financial position of WMIH Corp. and its subsidiaries. In order to address such differences, in preparing these and future financial statements, management has concluded that it is appropriate to use the financial information of WMIH’s wholly-owned subsidiary, WMMRC, Inc. as the basis for its pre-emergence financial reporting. Information in these financial statements labeled as “Predecessor” refers to periods prior to the adoption of fresh start reporting, while those labeled as “Successor” refer to periods following the Company’s reorganization and emergence from bankruptcy.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K. The following is a discussion and analysis of our results of operations for the periods ended December 31, 2015, 2014 and 2013 and the financial condition as of December 31, 2015 and December 31, 2014 (dollars in thousands, except per share data and as otherwise indicated).

References as used herein, unless the context requires otherwise, to (i) the “Company,” “we,” “us,” or “our” refer to WMIH Corp. (formerly WMI Holdings Corp.) and its subsidiaries on a consolidated basis; (ii) “WMIH” refers only to WMIH Corp., without regard to its subsidiaries; (iii) “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries; (iv) “WMMRC” refers to WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); and (v) “WMIIC” refers to WMI Investment Corp. (a wholly-owned subsidiary of WMIH).

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

OVERVIEW

Our Business Strategy and Operating Environment

WMIH Corp. (“WMIH”) is a corporation duly organized and existing under the laws of the State of Delaware.  On May 11, 2015, WMIH merged with its parent corporation, WMI Holdings Corp., a Washington corporation (“WMIHC”), with WMIH as the surviving corporation in the merger (the “Merger”).  The Merger occurred as part of the reincorporation of WMIHC from the State of Washington to the State of Delaware effective May 11, 2015 (the “Reincorporation Date”).

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

Until such time as an acquisition is consummated, we intend to continue to seek, identify and evaluate acquisition opportunities of varying sizes across a broad array of industries for the purpose of facilitating an acquisition by WMIH of one or more operating businesses. Our management team meets regularly with the Corporate Strategy and Development Committee of our Board of Directors (the “CS&D Committee”) to discuss and evaluate potential acquisition targets. During the year ended December 31, 2015, the CS&D Committee met formally and informally numerous times to assess various opportunities. In 2015 we have focused primarily on acquisition targets in the financial services industry, including targets with consumer finance, commercial finance, specialty finance, leasing and insurance operations.

On January 5, 2015, WMIH announced that it had completed an offering (the “Series B Preferred Stock Financing”) of 600,000 shares of its 3% Series B Convertible Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”), in the amount of aggregate gross proceeds equal to $600 million, pursuant to a Purchase Agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc. (“Citi”) and KKR Capital Markets LLC (“KCM”), an affiliate of KKR Fund Holdings L.P. (“KKR Fund”) and KKR Management Holdings L.P. (“KKR Management”). The initial net proceeds from the Series B Preferred Stock Financing in the amount of $598.5 million were deposited into an escrow account and initially invested in United States government securities having a maturity of 180 days or less, in certain money market funds, or cash items.  The net proceeds of the Series B Preferred Stock Financing will be released from escrow to us from time to time in amounts needed to finance our efforts to explore and fund, in whole or in part, acquisitions, whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses. For further information on the Series B Preferred Stock Financing, see Note 9: Capital Stock, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

During the year ended December 31, 2015, WMIH identified a potential acquisition opportunity and participated in a competitive sale process with respect to an operating division of a public company. However, we were not able to reach a definitive agreement for the transaction and discussions ceased on October 13, 2015.  In connection with the foregoing, the Company expended time and resources to explore this potential acquisition, including the incurrence of approximately $11.1 million in fees and expenses for financial advisory, legal and consulting services. As permitted under the terms of the Series B Preferred Stock Financing, the fees and costs associated with the exploration of this acquisition opportunity were paid using a portion of the proceeds of the Series B Preferred Stock Financing.  WMIH will continue to evaluate acquisition opportunities and work with our strategic partner, an affiliate of KKR & CO. L.P. (together with its affiliates, “KKR”), to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities. As of December 31, 2015, we had not consummated an acquisition and we can provide no assurances that we will successfully consummate a transaction and, if so, on what terms.

In connection with our stated objective to consummate one or more acquisitions of an operating business, we may explore various financing alternatives to fund our external growth strategy, including further improving our capital structure, which may include increasing, reducing and/or refinancing debt, pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing stockholders, launching an exchange offer, and pursuing other transactions involving our outstanding securities.

With respect to our current operations, the Company currently operates a single business through its subsidiary, WMMRC, whose sole activity is the reinsurance of mortgage insurance policies and WMMRC has been operated in runoff mode since September 26, 2008. Since that date, WMMRC has not underwritten any new policies (and by extension any new risk). WMMRC, through predecessor companies, began reinsuring risks in 1997 and continued through September 25, 2008.

All of WMMRC’s reinsurance agreements are on an excess of loss basis, except for certain reinsurance treaties with GMIC and Radian during 2007 and 2008, which are reinsured on a 50% quota share basis. Pursuant to the excess of loss reinsurance agreements, WMMRC reinsures a second loss layer which ranges from 5% to 10% of the risk in force in excess of the primary mortgage insurer’s first loss percentages which range from 4% to 5%. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25% to 40%.

Beginning in 2006, the U.S. housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. Beginning in 2012, home prices began to rise again although they remain slightly below their 2006 peak.  The outlook for the housing market is cautiously optimistic with relatively low interest rates, an improving jobs market, household formation rates and less restrictive credit conditions.  Nevertheless, WMMRC’s operating environment remains uncertain as much of its results over the next several years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008. However, its financial exposure to that environment has been reduced as the remaining net aggregate risk exposure has decreased due to the runoff nature of its operations.

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

Recently issued accounting standards and their impact on the Company have been presented under “New Accounting Pronouncements” within Note 2: Significant Accounting Policies to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

Segments

The Company manages its business on the basis of one operating segment, mortgage reinsurance, in accordance with GAAP. Within the mortgage reinsurance segment, our current risks arise solely from the reinsurance of mortgage insurance policies that were placed on certain residential mortgage loans prior to bankruptcy of Washington Mutual, Inc. (“WMI”). The majority of these policies were required by mortgage lenders as a stipulation to approve the mortgage loans. The mortgage insurance policies protect the beneficiaries of the policy from all or a portion of default-related losses.

Overview of Revenues and Expenses

Because WMIH has no current significant operations of its own, its cash flow is derived almost entirely from earnings on its investment portfolio, and payments it receives from, and dividends paid by, WMMRC. At this time, all dividends received by WMIH from WMMRC that constitute Runoff Proceeds must be distributed to holders of WMIH’s Second Lien Notes in accordance with the terms of the Second Lien Indenture.

WMMRC’s revenues consist primarily of the following:

●	net premiums earned on reinsurance contracts;
●	positive changes to (and corresponding releases from) loss reserves; and
●	net investment income and net gains (losses) on WMMRC’s investment portfolio.

WMMRC’s expenses consist primarily of the following:

●	underwriting expenses; and
●	general and administrative expenses.

Results of Operations for the years ended December 31, 2015, 2014 and 2013

For the year ended December 31, 2015, we reported a net operating loss of $15.1 million.  This result compares to net operating income of $3.1 million and $0.3 million for the years ended December 31, 2014 and December 31, 2013, respectively.

For the years ended December 31, 2015 and December 31, 2014, we reported net loss attributable to common and participating stockholders of $79.6 million and $6.4 million, respectively. This result compares to net income attributable to common and participating stockholders of $0.3 million for the year ended December 31, 2013. This $73.2 million and $79.9 million negative change in results when comparing the year ended December 31, 2015 to the years ended December 31, 2014 and December 31, 2013, respectively, is primarily the result of the change in fair market value of an embedded derivative, the dividends related to the Series B Preferred Stock and an increase in general and administrative expenses.  The embedded derivative was recorded as a result of the variable conversion feature in our Series B Preferred Stock and the change in fair market value is reflected as the other expense item “change in fair value of derivative liability - embedded conversion feature” which resulted in $54.6 million of other expense for the year ended December 31, 2015. This item is solely attributable to a change in fair market value and is a non-cash item.  It will be analyzed each period and should not be relied upon to produce a change of this magnitude on an on-going basis as it could also result in a non-cash benefit or expense in future periods.  The fair value of the embedded conversion feature will become additional paid in capital upon conversion of the Series B Preferred Stock, or be reduced to zero upon redemption of the Series B Preferred Stock, as the case may be. For additional details on the derivative liability – embedded conversion feature, see Note 9: Capital Stock and Note 13: Fair Value Measurement to the condensed consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.  The dividends related to the Series B Preferred Stock totaled $17.7 million for the year ended December 31, 2015.   The Series B Preferred Stock was issued on January 5, 2015, therefore, no dividend expense or change in fair value of derivative liability – embedded conversion feature occurred during the years ended December 31, 2014 or December 31, 2013. The increase in general and administrative expenses for the year ended December 31, 2015 as compared to the years ended December 31, 2014 and December 31, 2013 is described in this Part II under “General and Administrative Expenses.” The components that gave rise to a net loss attributable to common and participating stockholders in the years ended December 31, 2015 and December 31, 2014 compared to net operating income attributable to common and participating stockholders in the year ended December 31, 2013 are described in the tables below under the Net (Loss) Income section.

Over the last three years, WMMRC has experienced decreased revenues due to various factors, including operating in runoff mode, commutations of certain reinsurance agreements, and general economic conditions. The primary changes that gave rise to net operating losses in the year ended December 31, 2015 included a significant decrease in the benefit from changes in the fair market value of our loss contract reserve and a significant increase in general and administrative costs, as described below.  These negative changes were partially offset by decreased interest expense. Although WMMRC’s revenues have declined over the last three fiscal years we achieved operating profits in the years ended December 31, 2014 and December 31, 2013 due primarily to the payments we received as a result of a commutation, which allowed us to pay down the Runoff Notes thereby decreasing interest expense. As a result of fresh start accounting we recorded reserves for loss contracts and premium deficiency reserves relative to WMMRC.  The impact of the release of those reserves in conjunction with the latest commutation, a one-time event that occurred in 2014, provided a significant portion of the improvement in our operating results during 2014.  The impact of the release of the premium deficiency reserves is significant in that it results in reduced underwriting expenses.   Such reduction in underwriting expenses is primarily a result of improvements in general economic conditions and, specifically, improvements in the overall real estate market. These improvements resulted in lower than expected incurred losses. The components that gave rise to a net operating loss in the year ended December 31, 2015 compared to net operating income in the years ended December 31, 2014 and December 31, 2013 are described in the tables below under the Net (Loss) Income section.

WMMRC’s total revenue for the year ended December 31, 2015 was $6.0 million compared to total revenue of $8.5 million and $10.2 million for the same periods in 2014 and 2013, respectively. WMMRC’s declining revenues, including the $2.5 million revenue decrease between 2015 and 2014 and the $1.7 million revenue decrease between 2014 and 2013, are largely attributable to managing the operations of WMMRC in runoff mode; however, such decrease was partially offset by the change in the interest rate environment (primarily as it relates to the year ended December 31, 2013) which caused an increase in unrealized losses due to changes in fair market value which were recognized in earlier periods as investment income and reversed in 2013 resulting in investment losses. In addition, because WMMRC is operating in runoff mode, we expect premiums earned revenue to continue to decrease, as no new business is being undertaken.

WMIH received other income in the amount of $7.8 million as a result of the settlement by the Trust of the D&O Litigation and distribution by the Trust of Litigation Proceeds to WMIH, which is further described in Note 6: Service Agreements and Related Party Transactions, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K and in this Part II under “Contractual Obligations, Commitments and Contingencies.”  Due to the contingent nature of any further distribution of Litigation Proceeds, there can be no assurance that WMIH will receive any distributions on account of Litigation Proceeds in the future, as described further below in this Part II under “Contractual Obligations, Commitments and Contingencies.”

Underwriting recoveries (defined as losses, loss adjustment expenses and ceding commission expenses) totaled $0.7 million for the year ending December 31, 2015, resulting in a decrease in expense of $4.6 million and an increase in expense of $4.1 million, compared to underwriting expenses of $3.9 million and underwriting recoveries of $4.8 million, respectively, for the years ending December 31, 2014 and 2013.  The decrease in underwriting expenses is consistent with a corresponding decrease in revenues resulting from the runoff nature of WMMRC’s operations and is expected to continue.  A major impact on the recovery reflected for 2013 was the result of a reduction of $12.7 million in the premium deficiency reserve during the year ended December 31, 2013.   This reserve decreased by approximately $1.5 million during the year ended December 31, 2015 and decreased by approximately

$0.1 million during the year ended December 31, 2014 as the premium deficiency reserve was approximately $2.4 million as of December 31, 2013 compared to approximately $0.8 million as of December 31, 2015 and $2.3 million as of December 31, 2014.  As more fully described in Note 2: Significant Accounting Policies to our consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves based on ceded case reserves and incurred but not recorded losses (“IBNR”) loss levels reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of December 31, 2015, the loss contract fair market value reserve was analyzed and determined to have a fair market value of $9.6 million.  The fair market value of this reserve was $12.5 million and $46.3 million at December 31, 2014 and December 31, 2013, respectively.   The loss contract fair market value reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization. The decrease in the loss contract fair market value reserve during the years ended December 31, 2015, 2014 and 2013 totaled $2.9 million, $33.8 million and $5.9 million, respectively, and resulted in a corresponding decrease in expense of the same amount during the respective periods. The change in 2014 was partially the result of the commutation of the reinsurance arrangements with UGRIC (a one-time transaction) on April 3, 2014.

For the year ended December 31, 2015, our investment portfolio reported net investment income of $0.9 million, as compared to net investment income of $1.4 million and net investment losses of $0.8 million for the years ended December 31, 2014 and 2013, respectively. The components of the investment income (loss) are more fully described below in the Net Investment Income (Loss) section. The primary variances occurred due to changes in interest rate environment which resulted in an increase in unrealized losses for the 2013 period and changes in portfolio principal values.

General and Administrative Expenses

For the year ended December 31, 2015, our general and administrative expenses totaled $20.9 million compared to $6.5 million and $5.7 million during the same periods in 2014 and 2013, respectively. Of this increase, $11.1 million relates primarily to fees and expenses incurred in connection with our efforts to evaluate, structure, negotiate and finance an acquisition during the period as described above under “Our Business Strategy and Operating Environment” and the balance of the increase in administrative, consulting and transaction costs is primarily associated with employment of two additional executives during 2015 and the satisfaction of the Series B Preferred Stock post-closing covenants, including reincorporation from Washington to Delaware, the effectiveness of a resale registration statement on Form S-3 and obtaining the listing of WMIH’s shares of common stock on The Nasdaq Capital Market.

Interest Expense

For the year ended December 31, 2015, we incurred $3.7 million of total interest expense, all of which was payable on the Runoff Notes. For the year ended December 31, 2014, we incurred $22.2 million of total interest expense, $9.0 million of which was payable on the Runoff Notes and $13.2 million of which was the result of expensing the deferred offering costs relating to the Note Purchase Agreement Termination (the “Note Purchase Agreement Termination”) as more fully described in Note 8: Financing Arrangements to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K. For the year ended December 31, 2013, we incurred $14.9 million of interest expense which is payable on the Runoff Notes. The amount of runoff interest expense continues to decrease each year, as expected, primarily due to the fact that the Runoff Notes have been significantly reduced.   Because sufficient “Runoff Proceeds” (as such term is defined in the Indentures) have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. For the year ended December 31, 2015 as a result, $0.9 million of “PIK Notes” were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $2.9 million of interest was paid in cash. Accrued interest decreased by $0.1 million from December 31, 2014 to December 31, 2015 yielding net interest expense of $3.7 million for the year ended December 31, 2015. For the year ended December 31, 2014, $4.6 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $5.2 million of interest was paid in cash. Additionally, an expense of $13.2 million, which was the result of reserving the deferred offering costs relating to the contemplated Note Purchase Agreement Termination, was recorded and accrued interest expense decreased by $0.8 million yielding net interest expense of $22.2 million for the year ended December 31, 2014.  For the year ended December 31, 2013, $5.5 million of “PIK Notes” were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $9.7 million of interest was paid in cash. Accrued interest expense decreased by $0.3 million yielding net interest expense of $14.9 million for the year ended December 31, 2013. The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment.

Net (Loss) Income

Net operating loss for the year ended December 31, 2015 totaled $15.1 million compared to net operating income of $3.1 million and $0.3 million for the years ended December 31, 2014 and December 31, 2013, respectively.

For the years ended December 31, 2015 and December 31, 2014 we reported net loss attributable to common and participating stockholders of $79.6 million and $6.4 million, respectively.  This result compares to net income attributable to common and participating stockholders of $0.3 million for the year ended December 31, 2013.

The primary factors impacting the change in net operating (loss) income and net (loss) income attributable to common and participating stockholders for the year ended December 31, 2015 compared to the results for the years ended December 31, 2014 and December 31, 2013, and for the year ended December 31, 2014 compared to the results of operations for the year ended December 31, 2013, are summarized in the tables below.

Year ended December 31, 2015 versus year ended December 31, 2014 summary of change in net operating (loss) income and net (loss) attributable to common and participating stockholders (in thousands):

	Year ended
	December 31, 2015	December 31, 2014	Percentage change	Dollar value change
Net revenues	$6,000	$8,548	-29.81%	$(2,548)
Underwriting expenses (net)	(659)	3,934	-116.75%	4,593
General and administrative expenses	20,940	6,526	-220.87%	(14,414)
Loss contract fair market value reserve change	(2,926)	(33,770)	-91.34%	(30,844)
Loss from contract termination	—	6,563	N/A	6,563
Interest expense	3,702	22,225	83.34%	18,523
Net operating (loss) income	$(15,057)	$3,070	-590.46%	$(18,127)
Other (income)	(7,845)	—	N/A	7,845
Unrealized loss on change in fair value of derivative liability - embedded conversion feature	54,621	—	N/A	(54,621)
Redeemable convertible series B preferred stock dividends	17,748	—	N/A	(17,748)
Preferred deemed dividend	—	(9,455)	N/A	9,455
Net (loss) income attributable to common and participating stockholders	$(79,581)	$(6,385)	1,146.37%	$(73,196)

Year ended December 31, 2015 versus year ended December 31, 2013 summary of change in net operating (loss) income and net (loss) income attributable to common and participating stockholders (in thousands)

	Year ended
	December 31, 2015	December 31, 2013	Percentage change	Dollar value change
Net revenues	$6,000	$10,168	-40.99%	$(4,168)
Underwriting expenses (net)	(659)	(4,834)	-86.37%	(4,175)
General and administrative expenses	20,940	5,665	-269.64%	(15,275)
Loss contract fair market value reserve change	(2,926)	(5,898)	-50.39%	(2,972)
Interest expense	3,702	14,897	75.15%	11,195
Net operating (loss) income	$(15,057)	$338	-4,554.73%	$(15,395)
Other (income)	(7,845)	—	N/A	7,845
Unrealized loss on change in fair value of derivative liability - embedded conversion feature	54,621	—	N/A	(54,621)
Redeemable convertible series B preferred stock dividends	17,748	—	N/A	(17,748)
Net (loss) income attributable to common and participating stockholders	$(79,581)	$338	-23,644.67%	$(79,919)

Year ended December 31, 2014 versus year ended December 31, 2013 summary of change in net operating income and net (loss) income attributable to common and participating stockholders (in thousands)

	Year ended
	December 31, 2014	December 31, 2013	Percentage change	Dollar value change
Net revenues	$8,548	$10,168	-15.93%	$(1,620)
Underwriting expenses (net)	3,934	(4,834)	-181.38%	(8,768)
General and administrative expenses	6,526	5,665	-15.20%	(861)
Loss contract fair market value reserve change	(33,770)	(5,898)	472.57%	27,872
Loss from contract termination	6,563	—	N/A	(6,563)
Interest expense	22,225	14,897	-49.19%	(7,328)
Net operating income	$3,070	$338	808.28%	$2,732
Preferred deemed dividend	(9,455)	—	N/A	(9,455)
Net (loss) income attributable to common and participating stockholders	$(6,385)	$338	-1,989.05%	$(6,723)

Comprehensive (Loss) Income

The Company has no comprehensive (loss) income other than the net (loss) income disclosed in the consolidated statements of operations.

Net Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Premiums assumed	$4,788	$6,869	$12,115
Change in unearned premiums	333	300	(1,169)
Premiums earned	$5,121	$7,169	$10,946

For the year ended December 31, 2015, premiums earned totaled $5.1 million, a decrease of $2.1 million and $5.8 million when compared to premiums earned of $7.2 million and $10.9 million during the years ended on December 31, 2014 and December 31, 2013, respectively. The primary factors contributing to these decreased premiums relate to the commutations of certain reinsurance agreements that occurred in the prior two years, whereby WMMRC received a lump sum payment in exchange for the termination of certain trusts and distribution of assets, and WMMRC continuing to operate in runoff mode. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the years ended December 31, 2015, 2014 and 2013, are provided in the following table:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Losses and loss adjustment (benefit) expense	$(1,115)	$3,281	$(6,159)

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

For the years ended December 31, 2015, 2014 and 2013, the loss or benefit ratios for our business were a benefit ratio of 22%, a loss ratio of 46% and a benefit ratio of 56%, respectively. The loss or benefit ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. As a result of improvements in economic conditions generally, and the real estate market particularly, incurred losses have been less than previously projected which, in turn, has yielded the improvement in losses (benefits) incurred described above. In addition, loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Beginning in 2013, a majority of WMMRC’s reinsurance arrangements for the 2005 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014
Case-basis reserves	$4,193	$16,538
IBNR reserves	75	110
Premium deficiency reserves	795	2,299
Total losses and loss adjustment reserves	$5,063	$18,947

Losses and loss adjustment reserve activity are as follows for the periods ended December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014
Balance at beginning of period	$18,947	$44,314
(Released) incurred - prior periods	(1,115)	3,281
Paid or terminated - prior periods	(12,769)	(28,648)
Total losses and loss adjustment reserves	$5,063	$18,947

Net Investment Income (Loss)

A summary of our net investment income (loss) for the years ended December 31, 2015, 2014 and 2013, respectively, is as follows:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(574)	$(1,663)	$(2,309)
Investment income on fixed-maturity securities	1,324	3,369	6,588
Interest income on cash and cash equivalents	268	11	10
Realized net gain (loss) from sale of investments	324	436	(1,575)
Unrealized (losses) on trading securities held at period end	(463)	(774)	(3,492)
Net investment income (loss)	$879	$1,379	$(778)

Federal Income Taxes

The Company has no current tax liability due as a result of its tax loss position for the years ended December 31, 2015, 2014 and 2013. More detailed information regarding the Company’s tax position including net operating loss (“NOL”) carry forwards is provided in Note 5: Income Taxes, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to mortgage insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the periods ending December 31, 2015, 2014 and 2013 associated with the Company’s tax liability from the preceding years.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, changes in fair market value of loss contract reserves and embedded derivatives, net operating losses and unrealized gains and losses on investments.

We believe WMIH experienced an ownership change under Section 382 of the Code in connection with the bankruptcy plan becoming effective. Prior to emergence from bankruptcy, WMI abandoned the stock of Washington Mutual Bank, thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a NOL carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2015 was approximately $6.0 billion and at December 31, 2015 we believe that there was no limit under Section 382 of the Code on the use of these NOLs. As of December 31, 2015, 2014 and 2013, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We hold investments at both WMIH and WMMRC and the two portfolios consist entirely of fixed income instruments, excluding funds in overnight money market instruments, totaling $99.1 million and $60.6 million at December 31, 2015 and December 31, 2014, respectively. In addition, at December 31, 2015 and 2014, respectively, the Company held less than $1.0 thousand and $2.4 million of restricted cash in the Collateral Account established by the Company as required under the Indentures for the benefit of the Runoff Noteholders. The Company held $571.4 million of restricted cash from the Series B Preferred Stock Financing in its escrow account at December 31, 2015. The escrow account was not established until January 5, 2015, therefore there were no funds in this account at December 31, 2014.

The value of the consolidated Company’s total cash and investments decreased during the past year.  Cash and investments, which excludes restricted cash of $571.4 million and $2.4 million at December 31, 2015 and December 31, 2014, respectively, totaled $112.7 million and $149.8 million at December 31, 2015 and December 31, 2014, respectively. The primary factors that contributed to this decrease in investments were (i) the payment of a total of $17.0 million in Series B Preferred Stock cash dividends during the 2015 fiscal year; (ii) the active extraction by management of excess capital from WMMRC to reduce indebtedness; and (iii) the payment of loan losses from the funds held in trust for this purpose by WMMRC.

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

During the years ended December 31, 2015 and 2014, we transferred $9.9 million and $15.8 million, respectively, of corporate securities that mature within 12 months from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our investment securities.

WMIH

WMIH’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the consolidated statements of operations.  In December 2014, WMIH liquidated all its fixed income securities and at December 31, 2014, held a total of $77.3 million cash and cash equivalents. WMIH reinvested in fixed maturity securities in January 2015 and at December 31, 2015, WMIH had $62.9 million of investments in obligations of U.S. government sponsored enterprises, all of which will mature within the next 12 months.  WMIH also had $7.0 million cash and cash equivalents at December 31, 2015.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the consolidated statements of operations. At December 31, 2015, over 85% of WMMRC’s cash and investments were held in four trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, excluding funds in overnight money market instruments, was valued at approximately $36.2 million and $60.6 million at December 31, 2015 and 2014, respectively. At December 31, 2015, approximately 33% of the portfolio consisted of securities that will mature within the next 12 months and the remaining 67% of the securities will mature between one and four years from December 31, 2015.  WMMRC also had $6.6 million cash and cash equivalents at December 31, 2015.

Liquidity and Capital Resources

General

WMIH is organized as a holding company with limited operations of its own. With respect to its own operations, WMIH’s continuing cash needs are limited to the payment of administrative expenses, costs related to possible acquisitions, dividends on the Series B Preferred Stock and principal and interest payments on the “Runoff Notes” described below in this Part II under “Notes Payable.” Interest and principal payments on the Runoff Notes are payable solely from “Runoff Proceeds” (as defined in the “Indentures” described below in this Part II under “Notes Payable”) received by WMIH from WMMRC from time to time. Except in limited circumstances described in Note 7: Notes Payable to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K, the Runoff Notes are nonrecourse to WMIH. In addition, all of our significant operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs, but is being operated in runoff and has not written any new business since September 26, 2008. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIH does not currently expect to pay dividends on its common shares.

WMIH has declared and paid $17.0 million of dividends on its Series B Preferred Stock and has accrued an additional $0.7 million of dividends for the year ended December 31, 2015 based on the dividend rate of 3% payable on the Series B Preferred Stock.   The Series B Preferred Stock was issued on January 5, 2015, therefore no dividends were due or paid for any prior period.

We may explore various financing alternatives to fund our external growth strategy, including improving our capital structure, which may include increasing, reducing and/or refinancing debt; pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing stockholders, launching an exchange offer, and pursuing other transactions involving our outstanding securities. There can be no assurance that any such future transaction will occur or, if so, on what terms.

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIH as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIH to satisfy its liquidity needs. Any dividend or payment by WMMRC to WMIH must be approved by the Insurance Commissioner of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIH’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments, fees paid to WMIH by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Commissioner of the State of Hawaii, cash on hand, cash equivalents and investments held in escrow. In addition, all dividends paid by WMMRC to WMIH that constitute Runoff Proceeds must first be used to make payments on the Second Lien Notes as provided under the Second Lien Indenture.

Our current sources of liquidity include premium receipts, investment income, cash on hand, approximately $571.4 million of restricted cash held in escrow and investment securities. Because of the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest and principal obligations on the Runoff Notes (only if WMIH is in receipt of Runoff Proceeds; otherwise WMIH pays interest using the “payment-in-kind” (“PIK”) option available under the Indentures) and general administrative expenses.

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

WMMRC has net assets totaling $37.8 million and $54.9 million as of December 31, 2015 and December 31, 2014, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by the trust arrangements referenced earlier in this report, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

Capital Structure and Management

WMIH’s capital structure consists of stockholders’ equity, Series B Preferred Stock proceeds held in escrow and classified as mezzanine and $21.7 million of term debt as of December 31, 2015 represented by the Second Lien Notes and governed by the terms of the Second Lien Indenture. We issued term debt of $130.0 million represented by the Runoff Notes on the Effective Date. As of December 31, 2015 our debt represented by Runoff Notes has subsequently decreased by a net amount of $108.3 million as a result of principal payments totaling $127.7 million net of PIK Notes which have been issued totaling $19.4 million.  During 2015, the First Lien Notes were paid off in their entirety and the First Lien Indenture was satisfied and discharged.

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. Prior to reincorporation, WMIH was authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share. Upon reincorporation in Delaware, which is more fully described in Note 1: The Company and its Subsidiaries, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K, and pursuant to WMIH’s Certificate of Incorporation, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, each with a par value of $0.00001 per share.  As of December 31, 2015, 206,168,035 shares of WMIH’s common stock were issued and outstanding and 1,600,000 shares of its preferred stock were issued and outstanding.

On January 30, 2014, pursuant to an Investment Agreement, WMIH issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $11.1 million and warrants to purchase 61,400,000 shares of WMIH’s common stock. The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH. The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH, either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC 470, a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the warrants, has received other rights pursuant to the Investor Rights Agreement as more fully described in Note 9: Capital Stock, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K).

On January 5, 2015, WMIH announced that it had completed the Series B Preferred Stock Financing of 600,000 shares of Series B Preferred Stock for aggregate gross proceeds of $600.0 million, pursuant to the Purchase Agreement with Citi and KCM (together the “Initial Purchasers”).

In connection with the Series B Preferred Stock Financing, WMIH filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Certificate of Designation creating the Series B Preferred Stock and designating the rights and preferences of the Series B Preferred Stock. Holders of shares of the Series B Preferred Stock are entitled to receive, when, as and if declared, cumulative regular dividends at an annual rate of 3% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock, payable in cash. On each date that WMIH closes any Acquisition (as defined below), outstanding shares of Series B Preferred Stock having an aggregate liquidation preference equal to the net proceeds of the offering utilized in such Acquisition (as defined below), on a pro rata basis, will automatically convert into shares of WMIH’s common stock. In addition, on the date WMIH closes a Qualified Acquisition (as defined below), all outstanding shares of Series B Preferred Stock will automatically convert into shares of WMIH’s common stock. Each date that WMIH closes an Acquisition (including a Qualified Acquisition) will be a “Mandatory Conversion Date.” “Acquisition” means any acquisition by WMIH (or any of its direct or indirect wholly-owned subsidiaries), in a single transaction or a series of transactions, whether by purchase, merger or otherwise, of all or substantially all of the assets of, all the equity interests in, or a business line, unit or division of, any person. “Qualified Acquisition” means an Acquisition that, taken together with prior Acquisitions (if any), collectively utilizes aggregate net proceeds of the offering of $450.0 million. Unless the Series B Preferred Stock has been previously repurchased at the option of a holder upon the occurrence of certain put events or mandatorily converted, WMIH will redeem all outstanding shares of Series B Preferred Stock, if any, on the Mandatory Redemption Date which is the third anniversary of January 5, 2015 (or January 5, 2018). The reincorporation of WMIH from the State of Washington to the State of Delaware resulted in the increase of the size of WMIH’s Board of Directors (the “Board” or “Board of Directors”) from 7 to up to 11 directors and increased WMIH’s authorized number of shares of common stock in an amount sufficient to permit the conversion of all shares of Series B Preferred Stock (collectively, the “Reincorporation”).

On January 5, 2015, in connection with the Series B Preferred Stock Financing and pursuant to the Purchase Agreement, WMIH entered into:

●

a Registration Rights Agreement with the Initial Purchasers (the “Registration Rights Agreement”), pursuant to which WMIH has agreed that, subject to certain conditions, WMIH will use its reasonable efforts to (i) file a shelf registration statement covering resales of its common stock issuable upon mandatory conversion of the Series B Preferred Stock no later than six months after January 5, 2015 (the “Issue Date”), (ii) file a shelf registration statement covering resales of the Series B Preferred Stock no later than one year after the Issue Date, and (iii) cause each of these shelf registration statements to be declared effective under the Securities Act. On July 1, 2015, WMIH filed a shelf registration statement (the “Initial Registration Statement”) covering resales of Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock.  On November 23, 2015, WMIH amended the Initial Registration Statement to cover (i) WMIH’s common stock issuable upon conversion of the Series A Preferred Stock and shares of WMIH’s common stock issuable upon the exercise of warrants issued in connection with the issuance of our Series A Preferred Stock currently outstanding (as amended, the “Registration Statement”). The Registration Statement was declared effective under the Securities Act on November 25, 2015.

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

The foregoing transactions pertaining to the Series A Preferred Stock and Series B Preferred Stock are more fully described in Note 9: Capital Stock, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

WMIH may, subject to market conditions, and the limitations set forth in the Second Lien Indenture (described below), determine to incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions.

While WMIH is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of December 31, 2015, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Second Lien Indenture imposes restrictions on WMMRC business activities. During the years ended December 31, 2015 and 2014, WMMRC paid $19.9 million and $86.5 million, respectively, in dividends to WMIH which were deposited into the Collateral Account (as defined below) and were distributed in accordance with the Indentures.

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

The liquidating trustee of the Trust, William Kosturos (the “Liquidating Trustee”), acts as escrow agent with respect to the Disputed Equity Escrow. As of December 31, 2015, 1,546,294 shares of WMIH’s common stock were held in the Disputed Equity Escrow.  Until such time as all of WMIH’s common stock has been distributed from the Disputed Equity Escrow in accordance with the Plan (e.g., as a result of all “Disputed Equity Claims” (as such term is defined in the Plan) becoming Allowed Equity Interests or all Disputed Equity Claims being disallowed), the Liquidating Trustee is vested with the authority to exercise voting or consent rights with respect to such stock; provided, however, that the Liquidating Trustee is obligated to vote or consent, as the case may be, as to such stock in the same proportion as all other holders of WMIH’s common stock have voted or consented, in each case on an issue-by-issue basis. The Trust has no right to or entitlement in any shares of WMIH’s common stock held in the Disputed Equity Escrow. Additionally, WMIH does not have any right to, or interest in, any shares of its common stock held by the Disputed Equity Escrow.

Financing Arrangements

As of March 19, 2012, a Financing Agreement was entered into by and among WMIH, WMIIC, the lenders, severally and not jointly, party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders, which established a credit facility consisting of (a) a tranche A term loan commitment and a tranche A-1 term loan commitment in the aggregate principal amount of $25.0 million and (b) a tranche B term loan commitment in the aggregate principal amount of $100.0 million. On January 5, 2015, the Financing Agreement was terminated as a result of the agreement for termination (the “Financing Agreement Termination”) of the Financing Agreement entered on January 5, 2015 and the Company no longer has access to the funds thereunder.

As of January 30, 2014 and pursuant to the terms and conditions of the Note Purchase Agreement entered into in connection with the Series A Preferred Stock Financing, KKR Management committed to purchase $150.0 million aggregate principal amount of subordinated 7.5% PIK notes (the “Subordinated Notes”) from WMIH. WMIH did not issue any such subordinated notes and on December 19, 2014, the parties to the Note Purchase Agreement executed an amendment that had the effect of terminating the Note Purchase Agreement immediately following the consummation of the Reincorporation.  As a result, WMIH no longer has access to this funding arrangement. The Reincorporation was approved at our Annual Meeting of Stockholders on April 28, 2015, and was completed on May 11, 2015.

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

The Runoff Notes are secured by, and have a specified priority in right of payment in, (a) a securities or deposit account into which WMIH will deposit distributions it receives from WMMRC of Runoff Proceeds (as defined in the Indentures) (the “Collateral Account”) and (b) the equity interests in, and assets of, either WMMRC, or such other entity as holds (or may hold in the future) WMMRC’s existing portfolio of assets, to the extent a lien has been granted therein (with any such lien subject to regulatory approval). No such regulatory approval has been obtained as of the date of this Annual Report on Form 10-K.

WMIH will, and has agreed to cause WMMRC to, deposit all distributions, dividends or other receipts in respect of Runoff Proceeds Distributions (as defined in the Indentures) on the date paid to WMIH in the Collateral Account established in accordance with the terms of the Indentures. On any interest payment date, payments are made from the Collateral Account and from any other Runoff Proceeds Distributions in the priority set forth in the Indentures. Generally, under the Indentures payments are required to be made first to the Trustees for any fees and expenses, then to WMIH for an amount equal to the Issuer Priority Amount (as defined in the Indentures), then to the holders of the First Lien Notes for interest and principal, then to WMIH for an amount equal to the Issuer Secondary Amount (as defined in the Second Lien Indenture), and lastly to the holders of the Second Lien Notes for interest and principal. After payment in full of all interest and principal to the holders of the First Lien Notes and Second Lien Notes, all amounts on deposit in the Collateral Account and any other Runoff Proceeds will be paid to WMIH. As of December 31, 2015, the Issuer Priority Amount, the First Lien Runoff Notes, and the Issuer Secondary Amount have been paid in full and the First Lien Indenture has been discharged and satisfied. The obligations created by the Runoff Notes are nonrecourse to WMIH except for certain actions for specific performance and in certain limited circumstances as more fully described in Section 7.16 of the Indentures with respect to Runoff Proceeds Distributions in the Collateral Account or for failure to comply with certain specified covenants relating to (i) the deposit of Runoff Proceeds in the Collateral Account, (ii) payment of Runoff Proceeds in the Collateral Account in accordance with the order of priority established in the Indentures, (iii) failure to seek to obtain the appropriate regulatory approval to permit the dividend of Runoff Proceeds to WMIH and (iv) the failure to cause WMMRC to deposit Runoff Proceeds into a segregated account.

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. The aggregate face amount of PIK Notes issued as of December 31, 2015 and 2014 totals approximately $19.4 million and $18.5 million, respectively. Outstanding principal amounts (including capitalized PIK Notes) under these notes totaled approximately $21.7 million and $31.2 million as of December 31, 2015 and 2014, respectively. Approximately $10.4 million and $78.9 million of Runoff Note principal was paid during the years ended December 31, 2015 and 2014, respectively. Interest on First Lien Notes and Second Lien Notes paid in cash totaled approximately $2.9 million, $5.2 million and $9.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, WMIH has received the Issuer Priority Amount and the Issuer Secondary Amount (as such terms are defined in the Indentures) in accordance with the terms of the Indentures. As of December 31, 2015 and 2014, the Collateral Account contained less than $1.0 thousand and $2.4 million, respectively of cash received from WMMRC which was or will be ultimately used for administrative expenses and interest and principal payments on the Runoff Notes in accordance with the Indentures.

Contractual Obligations, Commitments and Contingencies

WMMRC has engaged a Hawaii-based service provider, Marsh Management Services Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

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

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $1.4 million, $1.5 million and $1.7 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. The expense and related income eliminate on consolidation.

On March 22, 2012, WMIH and the Trust entered into the Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees to the Company. The TSA provided the Company with office space (prior to the Company entering into its own lease) for its current employees and continues to provide basic infrastructure and support services to facilitate the Company’s operations. The TSA as amended, extends the term of the agreement through April 30, 2016, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

In connection with the D&O Litigation, on December 1, 2014, the Trust filed its Motion for an Order, Pursuant to Sections 105(a) and 362 of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, (A) Approving Settlement Agreement Between WMI Liquidating Trust, Certain Directors and Officer and Insurers and (B) Authorizing and Directing the Consummation Thereof (as amended, modified or supplemented prior to the date hereof, the “D&O Settlement Motion”).  Among other things, the D&O Settlement Motion sought approval of a settlement among the Trust, certain former directors and officers of WMI and certain insurance carriers that underwrote director and officer liability insurance policies for the benefit of WMI and its affiliates (including such former directors and officers), pursuant to which, among other things, the insurance carriers would pay the Trust $37.0 million. In its Quarterly Summary Report for the period ended December 31, 2014, a copy of which was filed by the Trust under Form 8-K on February 2, 2015, the Trust estimated that of the approximately $37.0 million in Litigation Proceeds received by the Trust, WMIH would be entitled to receive approximately $9.0 million in Litigation Proceeds. At a hearing held on December 23, 2014, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) granted the Trust’s D&O Settlement Motion.  On January 5, 2015, certain non-settling officers appealed the Bankruptcy Court’s order granting the D&O Settlement Motion. In connection with the settlement of the D&O Litigation, the Trust entered into a Reserve Settlement Agreement (“RSA”) with the appellants and certain insurance carriers to settle the D&O Litigation and that pursuant to the terms of the RSA, the parties agreed, among other things, that $3.0 million of the $37.0 million that had been required to be paid to the Trust pursuant to the settlement, would be placed into a segregated reserve account (the “RSA Reserve”) to be administered by a third party. Under the RSA funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated that the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan. Due to the contingent nature of the reserve, however, there can be no assurances that WMIH will receive any future amounts on account of funds deposited in the RSA Reserve.

During June of 2015, WMIH received approximately $8.3 million in Litigation Proceeds, representing WMIH’s portion of the $34.0 million of net Litigation Proceeds which were received by the Trust.  During September of 2015, WMIH was informed that approximately $0.5 million of Litigation Proceeds would be released from the RSA Reserve pursuant to the terms of the RSA.  Thereafter, WMIH received approximately $0.1 million of the released Litigation Proceeds, representing WMIH’s portion of the first distribution of $0.5 million from the $3.0 million of Litigation Proceeds held in the RSA Reserve. The Trust reduced the WMIH Litigation Proceeds by approximately $0.6 million to recover WMIH’s portion of the legal fees and expenses, associated with the recovery of the Litigation Proceeds as contemplated by the Plan.  The net Litigation Proceeds, after deducting WMIH’s portion of these legal fees and expenses resulted in other income of $7.8 million for the year ended December 31, 2015.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future. As of December 31, 2015, WMIH has not received any Litigation Proceeds, other than as described above.

As a member of the Litigation Subcommittee of the Trust, Mr. Willingham, who serves as a WMIH Board member and Chairman of the WMIH Audit Committee, participates in overseeing the prosecution of litigation by the Trust.

As a result of the Company’s reorganization in bankruptcy an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract fair market value reserve totaling $63.1 million was recorded on the Effective Date. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated at each reporting date for changes to its value. As of December 31, 2015 and 2014, the loss contract fair market value reserve was analyzed and determined to be $9.6 million and $12.5 million, respectively. This decrease in the loss contract fair market value reserve of $2.9 million, $33.8 million and $5.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, resulted in corresponding decreases in expenses of the same amount. The majority of the 2014 reduction resulted from the UGRIC commutation with the balance occurring due to changes in the timing and projected amounts of future losses from the remaining contracts. The fair market value of this reserve will ultimately be reduced to $0.0, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see Note 2: Significant Accounting Policies, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

As of January 30, 2014, pursuant to the terms and conditions of the Investment Agreement, WMIH sold to KKR Fund 1,000,000 shares of Series A Preferred Stock, having the terms, rights, obligations and preferences contained in the Certificate of Incorporation, for a purchase price equal to $11.1 million and issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIH’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”). KKR Fund’s rights as a holder of the Series A Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Holders own 50% of the Series A Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIH), the Holders will have the right to appoint two of the nine directors that currently comprise the Board. Additionally, until January 30, 2017, and subject to certain limitations, the Holders will have the right to purchase up to 50% of any future equity rights offerings or other equity issuance by WMIH on the same terms as the equity issued to other investors in such transactions, in an aggregate amount of such offerings and issuances by WMIH of up to   $1 billion. The Investor Rights Agreement also provides the Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to WMIH’s common stock (and WMIH’s common stock underlying the Series A Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. On July 1, 2015, WMIH filed the Initial Registration Statement covering resales of Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock.  On November 23, 2015, WMIH amended the Initial Registration Statement to cover WMIH’s common stock issuable upon conversion of the Series A Preferred Stock and shares of WMIH’s common stock issuable upon exercise of warrants issued in connection with the issuance of our Series A Preferred Stock currently outstanding. The Registration Statement was declared effective under the Securities Act on November 25, 2015; moreover, for as long as the Holders beneficially own any shares of common stock of WMIH or Series A Preferred Stock or any of the Warrants, WMIH has agreed to provide customary Rule 144A information rights, to provide the Holders with regular audited and unaudited financial statements and to allow the Holders or their representatives to inspect WMIH’s books and records. For further information on the Investment Agreement and the Investor Rights Agreement, see Note 8: Financing Arrangements and Note 9: Capital Stock, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

In conjunction with the Series B Preferred Stock Financing, the Company is contractually committed to make certain fee payments if future events occur.  These fees are recorded and presented on our consolidated balance sheets as other liabilities. At December 31, 2015, the total balance of $14.4 million of other liabilities is comprised of $12.3 million of accrued fees relating to the Series B Preferred Stock Financing, an accrual for professional fees and recurring business expenses currently payable of approximately $1.4 million and $0.7 million of accrued dividends relating to the Series B Preferred Stock.

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

At December 31, 2015, the impact on the Company’s fixed maturity and short-term investments, including funds in overnight money market instruments, from an immediate 100 basis point increase in market interest rates (based on United States Treasury yield) would have resulted in an estimated decrease in market value of 0.69% or approximately $0.7 million.  At December 31, 2014, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on United States Treasury yield) would have resulted in an estimated decrease in market value of 0.66% or approximately $1.0 million.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2015		At December 31, 2014
	0	+100	0	+100
Total Market/Fair Value	$106,357	$105,625	$149,492	$148,502
Market/Fair Value dollar value change	$—	$(732)	$—	$(990)
Market/Fair Value percentage change	0.00%	-0.69%	0.00%	-0.66%

Credit Risk: The Company’s primary credit risks result from investments in corporate bonds. We limit our credit exposure by purchasing high quality fixed income investments to maintain an average credit quality of AA- or higher for the overall investments. A1/P1 is the minimum rating at purchase for all of our short-term commercial paper positions. In addition, we have limited our exposure to any single issuer to 7.0% or less of total investments, excluding commercial paper, treasury and agency securities. Our minimum rating for investment at purchase is A3/A-. Where investments are downgraded below the minimum rating at purchase, we permit our investment managers to continue holding such securities subject to additional credit research and monitoring. During 2013, Moody’s downgraded certain large U.S. banks and/or bank holding companies from A3 to Baa1. We continue to hold some positions in these credits. At December 31, 2015, 1.4% of the portfolio was rated below A3/A-, compared to 4.9% at December 31, 2014. We did not have any exposure to non-investment grade securities; and we did not have an aggregate exposure to any single issuer of more than 7.0% of total investments, other than with respect to government securities and commercial paper.

Liquidity Risk: Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements in a period of market illiquidity, it may be difficult to sell the investments in a timely manner and they may have to be disposed of for less than what may otherwise have been possible under other conditions. As of December 31, 2015, the Company had $80.5 million liquid investment securities, defined as corporate obligations that mature within 12 months, US treasury securities and obligations issued by US government sponsored enterprises.  $14.6 million of these securities were held in trust. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources for additional information regarding our liquidity sources and management.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference from our consolidated financial statements beginning on page

F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2015, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Burr Pilger Mayer, Inc., the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WMIH Corp.:

We have audited the internal control over financial reporting of WMIH Corp. and its subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WMIH Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders’ equity, and cash flows of WMIH Corp. and its subsidiaries, and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 11, 2016

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding our executive officers is provided in Item 1. Business—Executive Officers of the Registrant in this Annual Report on Form 10-K. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled “Proposal 1: Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “Stockholder Proposals for 2017” in our Proxy Statement for our 2016 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2015 (the “2016 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Executive Compensation,” “Director Compensation for Fiscal 2015,” and “Report of the Compensation Committee” in the 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains information as of December 31, 2015 about equity securities authorized for issuance under our 2012 Plan as amended:

Plan category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	5,831,965
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	5,831,965

(1)

On the Effective Date, pursuant to the Plan and related confirmation order, all equity interests in WMI, including common stock and any options, warrants, calls, subscriptions or other similar rights or other agreements, commitments or outstanding securities obligations, were cancelled and extinguished.

The 2012 Plan took effect on May 22, 2012, and will terminate on May 22, 2022. Upon termination, we will stop issuing awards under the 2012 Plan; however, the termination of the plan will not affect any outstanding awards. The adoption of the 2012 Plan did not require stockholder approval. The 2012 Plan is administered concurrently by our Compensation Committee and Board, and awards under the 2012 Plan may consist of restricted stock, restricted stock units, performance stock, performance stock units, performance cash awards, stock grants, stock units, dividend equivalents, stock options, stock appreciation rights or performance-based awards. Effective February 10, 2014, the number of shares of WMIH’s common stock available for awards pursuant to the 2012 Plan and reserved for issuance was increased from 2.0 million to 3.0 million shares.  Effective February 25, 2015, we increased the number of shares authorized and available for awards under the 2012 Plan from 3.0 million to 12.0 million shares of WMIH’s common stock, subject to approval of stockholders of WMIH, which approval was subsequently received on April 28, 2015 at our annual meeting. On April 28, 2015, 269,234 restricted shares of WMIH’s common stock were issued under the 2012 Plan to outside directors. On May 15, 2015, WMIH issued a total of 3,555,556 restricted shares (1,777,778 restricted stock grants each) to William C. Gallagher and Thomas L. Fairfield under the 2012 Plan. As of December 31, 2015, 5,831,965 shares of WMIH’s common stock remain available for future issuance under the 2012 Plan.

In the event any award granted under the 2012 Plan is forfeited, terminates or is canceled or expires, the number of shares of WMIH’s common stock subject to such award, to the extent of any such forfeiture, termination, cancellation or expiration, will thereafter be available for grant under the plan. At the discretion of the Compensation Committee or the Board, awards may be granted to WMIH’s (or WMIH’s affiliates’) employees, officers, directors, consultants and other service providers of WMIH or its affiliates. Each award must be evidenced by a written agreement between WMIH and the grantee. Restricted stock grants are subject to such restrictions on transferability and other restrictions as the Compensation Committee or the Board may impose. These restrictions may lapse separately or in combination at such times, in such circumstances, in such installments, or otherwise, as the Compensation Committee or the Board determines; however, no more than 5% in the aggregate of the shares available for award may be subject to restricted stock grants with respect to which the restrictions lapse solely based on the passage of time and which vest in less than three years. Restricted stock may not be sold, pledged, assigned, hypothecated, transferred or disposed of, except in limited circumstances. Subject to override by the Board, in the event of a change in control of WMIH, any time based or other restrictions imposed on restricted stock grants will lapse. For further information on our 2012 Plan, see Note 9: Capital Stock. to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management—Stock Ownership Table” in the 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Proposal 1: Election of Directors,” “Committees and Meetings of the Board” and “Certain Relationships and Related Party Transactions” in the 2016 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the section entitled “Matters Relating to Our Auditors” in the 2016 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of this Annual Report on Form 10-K are as follows:

1. Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2

WMIH Corp. and Subsidiaries Consolidated Balance Sheets—as of December 31, 2015 and December 31, 2014	F-3

WMIH Corp. and Subsidiaries Consolidated Statements of Operations—for the years ended December 31, 2015, December 31, 2014 and December 31, 2013	F-4

WMIH Corp. and Subsidiaries Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity—for the years ended December 31, 2015, December 31, 2014 and December 31, 2013

F-5

WMIH Corp. and Subsidiaries Consolidated Statements of Cash Flows—for the years ended December 31, 2015, December 31, 2014 and December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7

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

Date: March 11, 2016	WMIH CORP.

	By:	/s/ WILLIAM C. GALLAGHER
William C. Gallagher
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Charles Edward Smith and William C. Gallagher, and each of them, his or her lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM C. GALLAGHER William C. Gallagher	Chief Executive Officer, Director (Principal Executive Officer)	March 11, 2016

/s/ TIMOTHY F. JAEGER Timothy F. Jaeger	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2016

/s/ EUGENE DAVIS Eugene Davis	Director Chairman of the Board	March 11, 2016

/s/ THOMAS L. FAIRFIELD Thomas L. Fairfield	Chief Operating Officer, Director	March 11, 2016

/s/ DIANE BETH GLOSSMAN	Director	March 11, 2016
Diane Beth Glossman

/s/ TAGAR C. OLSON Tagar C. Olson	Director	March 11, 2016

/s/ PAUL E. RAETHER Paul E. Raether	Director	March 11, 2016

/s/ MICHAEL RENOFF Michael Renoff	Director	March 11, 2016

/s/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	March 11, 2016

/s/ MICHAEL WILLINGHAM Michael Willingham	Director	March 11, 2016

WMIH CORP.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

WMIH Corp. and Subsidiaries Consolidated Balance Sheets—as of December 31, 2015 and December 31, 2014	F-3

WMIH Corp. and Subsidiaries Consolidated Statements of Operations—for the years ended December 31, 2015, December 31, 2014 and December 31, 2013	F-4

WMIH Corp. and Subsidiaries Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity—for the years ended December 31, 2015, December 31, 2014 and December 31, 2013

F-5

WMIH Corp. and Subsidiaries Consolidated Statements of Cash Flows—for the years ended December 31, 2015, December 31, 2014 and December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WMIH Corp.

We have audited the accompanying consolidated balance sheets of WMIH Corp. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WMIH Corp. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 11, 2016

WMIH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$32,571	$52,578
Cash equivalents held in trust	3,687	11,122
Total investments held in trust	36,258	63,700
Cash and cash equivalents	9,924	78,009
Fixed-maturity securities, at fair value	66,484	8,063
Restricted cash	571,440	2,447
Accrued investment income	235	476
Deferred offering costs	—	2,568
Other assets	719	876
Total assets	$685,060	$156,139
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK and STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$21,743	$31,220
Notes payable - interest	236	338
Losses and loss adjustment reserves	5,063	18,947
Losses payable	405	696
Unearned premiums	761	1,094
Accrued ceding commissions	33	44
Loss contract fair market value reserve	9,623	12,549
Derivative liability - embedded conversion feature	120,848	—
Other liabilities	14,357	3,021
Total liabilities	173,069	67,909
Commitments and contingencies
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000 and zero shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $600,000,000 and zero as of December 31, 2015 and December 31, 2014, respectively	502,213	—
Stockholders’ equity:
Convertible series A preferred stock, $0.00001 par value; 1,000,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014; aggregate liquidation preference of $10 as of December 31, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value; 3,500,000,000 authorized; 206,168,035 and 202,343,245 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively.	2	2
Additional paid-in capital	107,757	106,628
Accumulated (deficit)	(97,981)	(18,400)
Total stockholders’ equity	9,778	88,230
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$685,060	$156,139

The accompanying notes are an integral part of the consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Revenues:
Premiums earned	$5,121	$7,169	$10,946
Net investment income (loss)	879	1,379	(778)
Total revenues	6,000	8,548	10,168
Operating expenses:
Losses and loss adjustment (benefit) expense	(1,115)	3,281	(6,159)
Ceding commission expense	456	653	1,325
General and administrative expense	20,940	6,526	5,665
Loss contract reserve fair market value change	(2,926)	(33,770)	(5,898)
Loss from contract termination	—	6,563	—
Interest expense	3,702	22,225	14,897
Total operating expense	21,057	5,478	9,830
Net operating (loss) income	(15,057)	3,070	338
Other (income) and expense:
Other (income)	(7,845)	—	—
Unrealized loss on change in fair value of derivative liability - embedded conversion feature	54,621	—	—
Total other expense:	46,776	—	—
(Loss) income before income taxes	(61,833)	3,070	338
Income tax expense (benefit)	—	—	—
Net (loss) income	(61,833)	3,070	338
Redeemable convertible series B preferred stock dividends	(17,748)	—	—
Preferred deemed dividend	—	(9,455)	—
Net (loss) income attributable to common and participating stockholders	$(79,581)	$(6,385)	$338
Basic and diluted net (loss) income per share attributable to common and participating stockholders	$(0.39)	$(0.03)	$0.00
Shares used in computing basic and diluted net (loss) income per share	201,746,613	200,869,928	200,304,068

The accompanying notes are an integral part of the consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated earnings (deficit)	Total stockholders’ equity
Balance at January 1, 2013	—	$—	—	$—	201,156,078	$2	$76,741	$(12,353)	$64,390
Net income from January 1, 2013 to December 31, 2013	—	—	—	—	—	—	—	338	338
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	686,273	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	401	—	401
Balance at December 31, 2013	—	—	—	—	201,842,351	2	77,142	(12,015)	65,129
Net income from January 1, 2014 to December 31, 2014	—	—	—	—	—	—	—	3,070	3,070
Issuance of convertible series A preferred stock and warrants to purchase common stock, net of offering costs	—	—	1,000,000	—	—	—	19,224	—	19,224
Preferred deemed dividend	—	—	—	—	—	—	9,455	(9,455)	—
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	500,894	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	807	—	807
Balance at December 31, 2014	—	—	1,000,000	—	202,343,245	2	106,628	(18,400)	88,230
Net (loss) from January 1, 2015 to December 31, 2015	—	—	—	—	—	—	—	(61,833)	(61,833)
Issuance of redeemable convertible series B preferred stock, net of offering costs	600,000	502,213	—	—	—	—	—	—	—
Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(17,748)	(17,748)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	3,824,790	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	1,129	—	1,129
Balance at December 31, 2015	600,000	$502,213	1,000,000	$—	206,168,035	$2	$107,757	$(97,981)	$9,778

The accompanying notes are an integral part of the consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cash flows from operating activities:
Net (loss) income	$(61,833)	$3,070	$338
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Amortization of premium or discount on fixed maturity securities	574	1,663	2,309
Net realized (gain) loss on sale of investments	(324)	(436)	1,575
Unrealized loss on trading securities	463	774	3,492
Unrealized loss on derivative liability - embedded conversion feature	54,621
Equity-based compensation expense	1,129	807	401
Changes in assets and liabilities:
Accrued investment income	241	634	588
Other assets	157	586	338
Change in cash equivalents held in trust	7,435	21,971	(16,074)
Change in restricted cash	(568,993)	(2,332)	25,054
Losses and loss adjustment reserves	(13,884)	(25,367)	(38,210)
Losses payable	(291)	(1,821)	377
Unearned premiums	(333)	(300)	1,169
Accrued ceding commission expense	(11)	(58)	(34)
Accrued interest on notes payable	(102)	(805)	(333)
Loss contract fair market value reserve	(2,926)	(33,770)	(5,898)
Other liabilities	904	1,803	682
Total adjustments	(521,340)	(36,651)	(24,564)
Net cash (used in) operating activities:	(583,173)	(33,581)	(24,226)
Cash flows from investing activities:
Purchase of investments	(269,694)	(511,103)	(430,983)
Proceeds from sales and maturities of investments	230,567	667,262	482,275
Net cash (used in) provided by investing activities:	(39,127)	156,159	51,292
Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants to purchase common stock	600,000	22,572	—
Fees incurred and paid relating to preferred stock and warrant issuance	(19,310)	(3,348)	—
Redeemable convertible series B preferred stock dividends paid in cash	(16,998)
Deferred offering costs	—	(1,497)	(1,071)
Notes payable – principal repayments	(10,395)	(78,890)	(36,294)
Notes payable – principal issued	918	4,608	5,524
Net cash provided by (used in) financing activities:	554,215	(56,555)	(31,841)
(Decrease) increase in cash and cash equivalents	(68,085)	66,023	(4,775)
Cash and cash equivalents, beginning of period	78,009	11,986	16,761
Cash and cash equivalents, end of period	$9,924	$78,009	$11,986
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$2,887	$18,272	$9,707
Supplementary disclosure of non-cash investing and financing activities:
Embedded derivatives on preferred stock issuances	$66,227	$—	$—
Notes payable issued in lieu of cash interest payments	$918	$4,608	$5,524
Non-cash redeemable convertible series B preferred stock dividends accrued	$750	$—	$—
Accrued fees relating to series B preferred stock issuance	$12,250	$—	$—
Preferred deemed dividend recorded due to beneficial conversion feature	$—	$9,455	$—

The accompanying notes are an integral part of the consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise indicated, financial information, including dollar values stated in the text of the notes to financial statements, is expressed in thousands.

References herein, unless the context requires otherwise, to (i) the “Company,” “we,” “us,” or “our” generally are intended to refer to WMIH Corp. (formerly WMI Holdings Corp.) and its subsidiaries on a consolidated basis;(ii) “WMIH” refers only to WMIH Corp. without regard to its subsidiaries; (iii)”WMIHC” refers only to WMI Holdings Corp. without regard to its subsidiaries; (iv) “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); and (v) “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIH).

Note 1: The Company and its Subsidiaries

WMIH Corp.

WMIH Corp. (“WMIH”) is a holding company organized and existing under the laws of the State of Delaware. On May 11, 2015, WMIH merged with its parent corporation, WMI Holdings Corp., a Washington corporation (“WMIHC”), with WMIH as the surviving corporation in the merger (the “Merger”).   The Merger occurred as part of the reincorporation of WMIHC from the State of Washington to the State of Delaware effective May 11, 2015 (the “Reincorporation Date”).

WMIH, formerly known as WMIHC and Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc., a Hawaii corporation (“WMMRC”), and WMI Investment Corp., a Delaware corporation (“WMIIC”). Our business activities consist of operating WMMRC’s legacy reinsurance business in runoff mode. We are actively seeking acquisition opportunities across a broad array of industries with a specific focus in 2015 in the financial services industry, including targets with consumer finance, specialty finance, leasing and insurance operations.

As of December 31, 2015, WMIH was authorized to issue up to 3,500,000,000 shares of common stock, and up to 10,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share.  As of December 31, 2015 and December 31, 2014, 206,168,035 and 202,343,245 shares, respectively, of WMIH’s common stock were issued and outstanding. As of December 31, 2015 and December 31, 2014, 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding.  As of December 31, 2015 and December 31, 2014, 600,000 and zero shares, respectively, of WMIH’s Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”) were issued and outstanding.

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

Due to the then deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC’s continuing operations consisted solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. Management does not believe any additional adjustments to the carrying values of assets and liabilities which were recorded at fair market value as a result of fresh start accounting as of March 19, 2012 are required as a result of WMMRC’s runoff status. The reinsurance agreements with Triad, PMI, and UGRIC were commuted on August 31, 2009, October 2, 2012 and April 3, 2014, respectively. As a result, WMMRC’s continuing operations consist solely of the runoff of coverage associated with mortgages placed with 4 remaining carriers, GMIC, MGIC, Radian and RMIC.

WMIIC

WMIIC does not currently have any operations and is fully eliminated upon consolidation.

Note 2: Significant Accounting Policies

Basis of Presentation

WMIH resumed timely filing of all periodic reports for a reporting company under the Exchange Act for all periods after emergence from bankruptcy on March 19, 2012 (the “Effective Date”).

All significant intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Management has made significant estimates in certain areas, including valuing certain financial instruments, other assets and liabilities, the determination of the contingent risk liabilities, and in determining appropriate insurance reserves. Actual results could differ substantially from those estimates.

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

The Company classifies fixed-maturity investments as trading securities, which are recorded at fair value. As such, changes in unrealized gains and losses on investments held at the balance sheet date are recognized and reported as a component of net investment income on the consolidated statements of operations. The Company believes fair value provides better matching of investment earnings to potential cash flow generated from the investment portfolio and reduces subjectivity related to evaluating other-than-temporary impairment on the Company’s investment portfolio. In December 2014, WMIH liquidated all its fixed-maturity securities in conjunction with the closing of the Series B Preferred Stock Financing. The Company received proceeds of approximately $12.6 million and recognized a nominal gain.

The carrying value of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their respective fair values due to their short term nature.

The carrying value of notes payable approximates fair value based on time to maturity, underlying collateral, and prevailing interest rates.

Fair Value Option

The Company has recorded a liability related to a loss contract fair market value reserve (the “Reserve”) and applies Financial Accounting Standards Board (“FASB”) Fair Value Option accounting guidance to this liability. The Reserve was initially established in compliance with Accounting Standards Codification (“ASC”) 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The Company recorded this Reserve to properly value the net economic value of the WMMRC subsidiary. At each reporting date, the Company reassesses the loss contract reserve which may result in a change to this line item in the consolidated balance sheets and a corresponding contra-expense which is reflected in the consolidated statements of operations. Accordingly, any changes in the Reserve at the balance sheet date are recognized and reported within the loss contract reserve fair market value change in the consolidated statements of operations. The Company believes Fair Value Option accounting provides better matching of earnings to potential cash flow generated from the WMMRC operating business.

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

Fixed-Maturity Securities

Fixed-maturity securities consist of U.S. Treasury securities, obligations of U.S. government sponsored agencies, and domestic and foreign corporate debt securities. Fixed-maturity securities held in trust are for the benefit of the primary insurers as more fully described in Note 3: Insurance Activity. Investments in fixed-maturity securities are reported at their estimated fair values and are classified as trading securities in accordance with applicable accounting guidance. Realized gains and losses on the sale of fixed-maturity securities are determined using the specific identification method and are reported as a component of net investment income within the consolidated statements of operations.

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

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $0.8 million and $1.1 million as of December 31, 2015 and December 31, 2014, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $0.8 million and $2.3 million as of December 31, 2015 and December 31, 2014, respectively.

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

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserve includes case basis estimates of reported losses and supplemental amounts for incurred but not reported losses (“IBNR”). A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company based its estimates primarily on the ceded loss and loss adjustment reserves as provided by the primary mortgage guaranty carriers.

Due to the current condition of the mortgage insurance market, WMMRC has recorded reserves at the higher of (x) reserves estimated by the consulting actuary for each primary mortgage guaranty carrier and (y) ceded case reserves and IBNR levels reported by the primary mortgage guaranty carriers as of December 31, 2015 and December 31, 2014, respectively. Consequently, the Company has recorded reserves at the ceded case reserves and IBNR levels as established and reported by the primary mortgage guaranty carriers as of December 31, 2015 and December 31, 2014, respectively.  Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Loss Contract Fair Market Value Reserves

A loss contract fair market value reserve relating to contractual obligations of WMMRC was established at March 19, 2012 as a result of applying fresh start accounting and in compliance with ASC 805-10-55-21(b)(1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The fair market value of this reserve is analyzed quarterly and is adjusted accordingly. This adjustment (if any) to the reserve produces an expense or contra-expense in the consolidated statements of operations.

Fresh Start Accounting

The Company adopted fresh start accounting in accordance with ASC 852 (Reorganizations) (“ASC 852”) upon emergence from bankruptcy on March 19, 2012. Under ASC 852, the application of fresh start accounting results in the allocation of reorganization value to the fair value of assets, and is required when (a) the reorganization value of assets immediately prior to confirmation of a plan of reorganization is less than the total of all post-petition liabilities and allowed claims and (b) the holders of voting shares immediately prior to the confirmation of the plan of reorganization receive less than 50% of the voting shares of the emerging entity. The Company adopted fresh start accounting as of the Effective Date, which represents the date on which all material conditions precedent to the effectiveness of the Company’s Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (as modified, the “Plan”) were satisfied or waived. As of the Effective Date, the Company believes that it satisfied both of the aforementioned conditions.

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

Comprehensive (Loss) Income

The Company has no comprehensive (loss) income other than the net (loss) income disclosed in the consolidated statements of operations.

Net (Loss) Income Per Common Share

Basic (loss) income per common share is computed by dividing net (loss) income applicable to the WMIH’s common stockholders by the weighted average number of common shares outstanding for the period after subtracting the weighted average of any unvested restricted shares outstanding, as these are subject to repurchase. Diluted (loss) income per common share is computed by dividing net (loss) income applicable to the WMIH’s common stockholders by the weighted average number of common shares outstanding during the period after subtracting the weighted average of any unvested restricted shares outstanding, as these are subject to repurchase and the effect of all dilutive WMIH common stock equivalents (of which we had zero prior to January 30, 2014). If common share equivalents exist, in periods where there is a net loss, diluted loss per common share would be equal to or less than basic loss per common share, since the effect of including any common share equivalents would be antidilutive.

Equity-Based Compensation

On May 22, 2012, WMIH’s Board of Directors (the “Board” or “Board of Directors”) approved the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) so that awards of restricted stock could be made to its non-employee directors and to have a plan in place for awards of equity based compensation to executives and others in connection with the Company’s operations and future strategic plans. A total of 2.0 million shares of WMIH’s common stock were initially reserved for future issuance under the 2012 Plan, which became effective upon the Board approval on May 22, 2012. On February 10, 2014, the Board approved and adopted a First Amendment to the 2012 Plan, pursuant to which the number of shares of WMIH’s common stock reserved and available for grants under the 2012 Plan was increased from 2.0 million shares to 3.0 million shares, and the terms of the 2012 Plan were modified to permit such an increase through action of the Board, except when stockholder approval is necessary to comply with any applicable law, regulation or rule of any stock exchange on which WMIH’s shares are listed, quoted or traded. On February 25, 2015, the number of shares authorized and available for awards under the 2012 Plan was increased from 3.0 million to 12.0 million shares of WMIH’s common stock, subject to approval of stockholders of WMIH.  This approval was received at the Company’s Annual Meeting of Stockholders on April 28, 2015. The 2012 Plan provides for the granting of restricted shares and other cash and share based awards. The value of restricted stock is generally determined using the fair market value determined to be the trading price at the close of business on the respective date the awards were granted.

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

Reclassification

Certain prior year balances have been reclassified to conform with the basis of presentation used as of December 31, 2015.

Dividend Policy

WMIH has paid no dividends on its common stock on or after the Effective Date and currently has no plans to pay a dividend on its common stock

WMIH has declared and paid $17.0 million of dividends on its Series B Preferred Stock and has accrued an additional $0.7 million of dividends based on the Series B Preferred Stock dividends that accrue at a rate of 3% during the year ended December 31, 2015.   The Series B Preferred Stock was issued on January 5, 2015, therefore no dividends were due or paid for any prior period.

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

All agreements between WMMRC and the primary mortgage insurers are on an excess of loss basis, except for certain reinsurance treaties with GMIC and Radian during 2007 and 2008, which are reinsured on a 50% quota share basis. Pursuant to the excess of loss reinsurance agreements, WMMRC reinsures a second loss layer which ranges from 5% to 10% of the risk in force in excess of the primary mortgage insurer’s first loss percentages which range from 4% to 5%. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25% to 40%.

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

Premiums assumed and earned are as follows for the periods ended December 31, 2015, 2014 and 2013, respectively:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Premiums assumed	$4,788	$6,869	$12,115
Change in unearned premiums	333	300	(1,169)
Premiums earned	$5,121	$7,169	$10,946

The components of the liability for losses and loss adjustment reserves are as follows as of December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014
Case-basis reserves	$4,193	$16,538
IBNR reserves	75	110
Premium deficiency reserves	795	2,299
Total losses and loss adjustment reserves	$5,063	$18,947

Losses and loss adjustment reserve activity are as follows for the years ended December 31, 2015 and 2014 respectively:

	December 31, 2015	December 31, 2014
Balance at beginning of period	$18,947	$44,314
(Released) incurred - prior periods	(1,115)	3,281
Paid or terminated - prior periods	(12,769)	(28,648)
Total losses and loss adjustment reserves	$5,063	$18,947

The loss contract fair market reserve balance is analyzed and adjusted quarterly. The balances in the reserve were $9.6 million at December 31, 2015 and $12.5 million at December 31, 2014. The loss contract fair market reserve was established on March 19, 2012 at $63.1 million. The fair market value of this reserve was decreased by $2.9 million, $33.8 million and $5.9 million during the periods ended December 31, 2015, 2014 and 2013, respectively, resulting in corresponding decreases in expense of the respective amount for each period.

Note 4: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2015, are as follows:

	December 31, 2015
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$249	$—	$(1)	$248
Obligations of U.S. government sponsored enterprises	69,392	13	(23)	69,382
Corporate debt securities	21,048	62	(49)	21,061
Foreign corporate debt securities	8,399	3	(38)	8,364
Total fixed-maturity securities	99,088	78	(111)	99,055
Less total unrestricted fixed-maturity securities	66,481	14	(11)	66,484
Total fixed-maturity securities held in trust	$32,607	$64	$(100)	$32,571

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2014, are as follows:

	December 31, 2014
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$6,491	$12	$(28)	$6,475
Corporate debt securities	41,018	531	(65)	41,484
Foreign corporate debt securities	12,693	47	(58)	12,682
Total fixed-maturity securities	60,202	590	(151)	60,641
Less total unrestricted fixed-maturity securities	7,895	179	(11)	8,063
Total fixed-maturity securities held in trust	$52,307	$411	$(140)	$52,578

Amortized cost and estimated fair value of fixed-maturity securities at December 31, 2015 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2016	$74,767	$74,789
2017-2019	24,321	24,266
Total fixed-maturity securities	$99,088	$99,055

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income (loss) for the periods ended December 31, 2015, 2014 and 2013, respectively, is summarized as follows:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment income (loss):
Amortization of premium or discount on fixed-maturity securities	$(574)	$(1,663)	$(2,309)
Investment income on fixed-maturity securities	1,324	3,369	6,588
Interest income on cash and cash equivalents	268	11	10
Realized net gain (loss) from sale of investments	324	436	(1,575)
Unrealized (losses) on trading securities held at period end	(463)	(774)	(3,492)
Net investment income (loss)	$879	$1,379	$(778)

The following tables show how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2015 and 2014, respectively:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Class of securities:
U.S. government treasury securities	$248	$—	$—	$248
Obligations of U.S. government sponsored enterprises	63,909	5,473	—	69,382
Corporate debt securities	8,873	12,188	—	21,061
Foreign corporate debt securities	2,007	6,357	—	8,364
Total fixed-maturity securities	75,037	24,018	—	99,055
Money market funds	7,301	—	—	7,301
Total	$82,338	$24,018	$—	$106,356

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Class of securities:
Obligations of U.S. government sponsored enterprises	$3,009	$3,466	$—	$6,475
Corporate debt securities	14,939	26,545	—	41,484
Foreign corporate debt securities	2,822	9,860	—	12,682
Total fixed-maturity securities	20,770	39,871	—	60,641
Money market funds	88,851	—	—	88,851
Total	$109,621	$39,871	$—	$149,492

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at end of the calendar quarter in which the reclassifications occur. During the years ended December 31, 2015 and 2014, $9.9 million and $15.8 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	2015		2014
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Corporate securities	$—	$7,860	$—	$13,941
Foreign corporate debt securities	—	2,007	—	1,810
Total Transfers	$—	$9,867	$—	$15,751

Note 5: Income Taxes

For the year ended December 31, 2015, the Company recorded a net loss of approximately $61.8 million, and recorded net income for the years ended December 31, 2014 and December 31, 2013, of $3.1 million and $0.3 million, respectively. The Company has not recorded an income tax expense or benefit for the years ended December 31, 2015, 2014 or 2013.

	2015	2014	2013
Current federal income tax expense	$—	$—	$—
Provision for doubtful federal income tax receivable	—	—	—
Deferred federal income tax (benefit) expense	—	—	—
Federal income tax benefit	$—	$—	$—

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income tax at the federal statutory rate of 35%	35%	35%	35%
Effect of:
Dividends on Preferred Securities	(8)	—	—
Worthless stock deduction	—	—	13
As filed adjustments	—	—	(14,505)
Adjustments to NOL due to 382 limitation	—	(9)	—
Change in valuation allowance	(27)	(26)	14,457
Effective rate	—%	—%	—%

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% to taxable income, in accordance with the provisions of the Code that apply to property and casualty insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the years ending December 31, 2015, 2014, or 2013 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, derivate liabilities, net operating losses, and unrealized gains and losses on investments. As of December 31, 2015, 2014 and 2013, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

The components of the net deferred tax asset as of December 31, 2015, 2014 and 2013, respectively, are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Deferred federal income tax asset:
Net operating loss carryforward	$2,102,482	$2,098,597	$2,087,490
Accruals and reserves	3,481	4,531	16,387
Derivative liabilities	19,117	—	—
Losses and loss adjustments expense	—	—	143
Restricted stock grants	160	—	—
As filed adjustments	—	214	130
Net unrealized loss on investments	16	—	—
Capital loss carryforward	52,490	52,603	52,756
Total deferred federal income tax asset	2,177,746	2,155,945	2,156,906
Deferred federal income tax liabilities:
Net unrealized gain on investments	—	154	425
Losses and loss adjustments expense	411	102	—
Total deferred federal income tax liabilities	411	256	425
Less: Valuation allowance	2,177,335	2,155,689	2,156,481
Net deferred federal income tax asset	$—	$—	$—

On March 19, 2012, WMIH emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gives rise to an NOL for the year ended December 31, 2012. Under Section 382 of the Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2015 is approximately $6.0 billion. At December 31, 2015, there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2031. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

The Company accounts for uncertain tax positions in accordance with the income tax accounting guidance. The Company has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2011 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaii-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIH entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator, the Insurance Commission of the State of Hawaii. Total amounts incurred under these agreements totaled $1.4 million, $1.5 million and $1.7 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees. The TSA provides the Company with basic infrastructure and support services to facilitate the Company’s operations. The TSA, as amended, extends the term of the agreement through April 30, 2016, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

In connection with the D&O Litigation, on December 1, 2014, the Trust filed its Motion for an Order, Pursuant to Sections 105(a) and 362 of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, (A) Approving Settlement Agreement Between WMI Liquidating Trust, Certain Directors and Officer and Insurers and (B) Authorizing and Directing the Consummation Thereof (as amended, modified or supplemented prior to the date hereof, the (“D&O Settlement Motion”).  Among other things, the D&O Settlement Motion sought approval of a settlement among the Trust, certain former directors and officers of WMI and certain insurance carriers that underwrote director and officer liability insurance policies for the benefit of WMI and its affiliates (including such former directors and officers), pursuant to which, among other things, the insurance carriers would pay the Trust $37.0 million.  In its Quarterly Summary Report for the period ended December 31, 2014, a copy of which was filed by the Trust under Form 8-K on February 2, 2015, the Trust estimated that of the approximately $37.0 million in Litigation Proceeds received by the Trust, WMIH would be entitled to receive approximately $9.0 million in Litigation Proceeds. At a hearing held on December 23, 2014, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) granted the Trust’s D&O Settlement Motion.  On January 5, 2015, certain non-settling officers appealed the Bankruptcy Court’s order granting the D&O Settlement Motion.  In connection with the settlement of the D&O Litigation, the Trust entered into a Reserve Settlement Agreement (“RSA”) with the appellants and certain insurance carriers to settle the D&O Litigation and that pursuant to the terms of the RSA, the parties agreed, among other things, that $3.0 million of the $37.0 million that had been required to be paid to the Trust pursuant to the settlement, would be placed into a segregated reserve account (the “RSA Reserve”) to be administered by a third party. Under the RSA funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated that the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan. Due to the contingent nature of the reserve, however, there can be no assurances that WMIH will receive any future amounts on account of funds deposited in the RSA Reserve.

During June of 2015, WMIH received approximately $8.3 million in Litigation Proceeds, representing WMIH’s portion of the $34.0 million of net Litigation Proceeds which were received by the Trust.  During September of 2015, WMIH was informed that approximately $0.5 million of Litigation Proceeds would be released from the RSA Reserve pursuant to the terms of the RSA. Thereafter WMIH received approximately $0.1 million of the released Litigation Proceeds, representing WMIH’s portion of the first distribution of $0.5 million from the $3.0 million of Litigation Proceeds held in the RSA Reserve. The Trust reduced the WMIH Litigation Proceeds by approximately $0.6 million to recover WMIH’s portion of the legal fees and expenses associated with the recovery of the Litigation Proceeds as contemplated by the Plan.  The net Litigation Proceeds, after considering WMIH’s portion of these legal fees and expenses resulted in other income of $7.8 million for the year ended December 31, 2015.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future. As of December 31, 2015, WMIH has not received any Litigation Proceeds, other than as described above, and there can be no assurance that WMIH will receive any distributions on account of Litigation Proceeds in the future.

In preparation for the offering of the Series B Preferred Stock, WMIH engaged KKR Capital Markets LLC (“KCM”), an affiliate of KKR & Co. L.P., to act as a joint book-running manager for the Series B Preferred Stock offering.  KCM also acted as an initial purchaser of the Series B Preferred Stock.   During the year ended December 31, 2015, as a result of satisfying a post-closing covenant to reincorporate in the State of Delaware within 180 days following the closing of the Series B Preferred Stock offering, we paid $8.25 million to KCM.  Upon consummation of a “Qualified Acquisition” (as such term is defined in the Series B Preferred Stock), we will pay KCM an additional fee (the “KCM Deferred Fee”) of $8.25 million.  We have recorded the KCM Deferred Fee in “other liabilities” on our consolidated balance sheet and this amount is included in “accrued fees relating to Series B Preferred Stock issuance” on our consolidated statements of cash flows.

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

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue payment-in-kind notes (“PIK Notes” as defined in the Indentures) in lieu of making such interest payments in cash when no cash was available. The aggregate face amount of PIK Notes issued as of December 31, 2015, 2014 and 2013 totals approximately $19.4 million, $18.5 million and $13.9 million, respectively. Runoff Note principal outstanding totaled approximately $21.7 million, $31.2 million and $105.5 million as of December 31, 2015, 2014 and 2013, respectively. Approximately $10.4 million, $78.9 million and $36.3 million of Runoff Notes principal was paid during the years ended December 31, 2015, 2014 and 2013, respectively. Interest on First Lien Notes and Second Lien Notes paid in cash totaled approximately $2.9 million, $5.2 million and $9.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. As of April 27, 2015, the First Lien Notes were fully redeemed by the Company and the First Lien Indenture was satisfied and discharged.  During the quarter ended   June 30, 2015, the issuer secondary amount (as defined in the Second Lien Indenture), which totaled approximately $9.0 million, was paid by a transfer, within WMIH, from restricted cash, previously held in the Collateral Account, to unrestricted cash.  Under the Second Lien Indenture the issuer secondary amount was required to be paid prior to any payment of interest and principal on the Second Lien Notes.

As of December 31, 2015, 2014 and 2013, the Collateral Account contained less than $1.0 thousand, $2.4 million and $0.1 million, respectively, of cash received from WMMRC which was or will be ultimately used for future administrative expenses and payments of the issuer secondary amount, interest and principal payments.

Note 8: Financing Arrangements

As of March 19, 2012, a Financing Agreement (the “Financing Agreement”) was entered into by and among WMIH, WMIIC, the lenders, severally and not jointly, party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders.

Pursuant to the terms and conditions of the Financing Agreement, the commitment of the Lenders to extend credit under the Financing Agreement would have terminated no later than March 19, 2015.  However, on January 5, 2015, the Company entered into an agreement for termination of the Financing Agreement (the “Financing Agreement Termination”).  Pursuant to the Financing Agreement Termination, the Financing Agreement automatically terminated on January 5, 2015 and the Company no longer has or will have access to the funds thereunder. As of January 5, 2015, there were no loans outstanding under the Financing Agreement.

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

Pursuant to the terms and conditions of the Note Purchase Agreement, KKR Management committed to purchase up to $150.0 million aggregate principal amount (at issuance) of subordinated 7.5% PIK Notes from the Company. On December 19, 2014, the Company, as a result of affiliates of KKR agreeing to purchase 200,000 shares of Series B Preferred Stock, and other parties to the Note Purchase Agreement executed an amendment to the Note Purchase Agreement that had the effect of terminating the Note Purchase Agreement as of the effective date of the reincorporation of WMIH from Washington to Delaware which occurred on May 11, 2015.

Note 9: Capital Stock

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation (the “Articles”), WMIHC was authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of blank check preferred stock, in one or more series, each with a par value of $0.00001 per share. 200,000,000 shares of common stock were issued by WMIH pursuant to the Plan and in reliance on Section 1145 of the United States Bankruptcy Code on the Effective Date.

On the Reincorporation Date all shares of common and preferred equity securities previously issued by WMIHC automatically were converted into one share of the substantially similar common stock, Series A Preferred Stock or Series B Preferred Stock, as applicable, of WMIH. At the same time, each outstanding option, right or warrant to acquire shares of WMIH’s common stock was converted into an option, right or warrant to acquire an equal number of shares of WMIH’s common stock under the same terms and conditions as the original options, rights or warrants. As of the Reincorporation Date, and pursuant to WMIH’s Amended and Restated Certificate of Incorporation, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, in one or more series, each with a par value of $0.00001 per share.

All of the terms of the agreements described below and attributed to WMIH are also attributable to WMIHC relative to the various agreements and instruments prior to the Reincorporation Date.  The references to WMIH are based on the date this Form 10-K has been filed.  The references would have been to WMIHC prior to the Reincorporation Date.

As described in Note 8: Financing Arrangements, WMIH entered into (i) the Note Purchase Agreement, (ii) the Investment Agreement and (iii) the Investor Rights Agreement on January 30, 2014. On January 30, 2014, pursuant to the Investment Agreement, WMIH issued 1,000,000 shares of Series A Preferred Stock having the terms, rights, obligations and preferences contained in the Articles of Amendment of WMIH dated January 30, 2014 for a purchase price equal to $11.1 million and has issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIH’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”).

The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH. The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by accounting standards codification topic 470, Debt a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the preferred stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and as an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the Warrants, has received other rights pursuant to the Investor Rights Agreement as described below.

The Warrants have a five-year term from the date of issuance and are subject to customary structural adjustment provisions for stock splits, combinations, recapitalizations and other similar transactions. KKR Fund’s rights as a holder of the Series A Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Series A Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Series A Holders own 50% of the Series A Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIH), the Series A Holders will have the right to appoint two of the nine directors that currently comprise the Board.

Additionally, until January 30, 2017, the Series A Holders will have the right to purchase up to 50% of any future equity rights offerings or other equity issuance by WMIH on the same terms as the equity issued to other investors in such transactions, in an aggregate amount of such offerings and issuances by WMIH of up to $1.0 billion (the “Participation Rights”). The foregoing Participation Rights do not include any issuances of securities by WMIH constituting any part of the consideration payable by it in connection with any acquisitions or investments (including any rollover equity) or in respect of any employee options or other income compensation. The aggregate beneficial ownership by Series A Holders of equity securities of WMIH after giving effect to any equity issuances (and on a pro forma basis after taking into account any acquisitions) shall at no time exceed 42.5% of the equity securities of WMIH without the prior written consent of WMIH. Any such rights to acquire equity securities are subject to limitation to the extent they would cause a loss of all or substantially all of the benefit of the Company’s tax benefits. Except for the foregoing Participation Rights and the issuance of WMIH’s common stock in respect of the Warrants and the Series A Preferred Stock, KKR Fund and its affiliates shall not purchase or acquire any equity securities of WMIH or its subsidiaries without WMIH’s prior written consent, subject to certain exceptions.

In connection with the issuance of the Series A Preferred Stock and the Warrants, KKR Fund and its affiliates have agreed that, until December 31, 2016, they will not:

●

request the call of a special meeting of the stockholders of WMIH; seek to make, or make, a stockholder proposal at any meeting of the stockholders of WMIH; seek the removal of any director from the Board; or make any “solicitation” of “proxies” (as such terms are used in the proxy rules of the SEC) or solicit any written consents of stockholders with respect to any matter;

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

●

except pursuant to any exercise of any Warrant, the conversion of the Series A Preferred Stock, or the exercise of the Participation Rights, acquire, agree or seek to acquire, beneficially or otherwise, any voting securities of WMIH (other than securities issued pursuant to a plan established by the Board for members of the Board, a stock split, stock dividend distribution, spin-off, combination, reclassification or recapitalization of WMIH and its common stock or other similar corporate action initiated by WMIH);

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

In the event that any stockholder or group of stockholders other than KKR Fund calls a stockholder meeting or seeks to nominate nominees to the Board, then KKR Fund shall not be restricted from calling a stockholder meeting in order to nominate directors as an alternative to the nominees nominated by such stockholder or group, provided that KKR Fund shall not nominate or propose a number of directors to the Board that is greater than the number of directors nominated or proposed by such stockholder or group.

The Investor Rights Agreement also provides the Series A Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to WMIH’s common stock (and WMIH’s common stock underlying the Series A Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. On July 1, 2015, WMIH filed a shelf registration statement (the “Initial Registration Statement”) covering resales of Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock.  On November 23, 2015, WMIH amended the Initial Registration Statement to cover WMIH’s common stock issuable upon conversion of the Series A Preferred Stock and shares of WMIH’s common stock issuable upon exercise of warrants issued in connection with the issuance of our Series A Preferred Stock currently outstanding (as amended, the “Registration Statement”). The Registration Statement was declared effective under the Securities Act on November 25, 2015.

For as long as the Series A Holders beneficially own any shares of common stock of WMIH or Series A Preferred Stock or any of the Warrants, WMIH has agreed to provide customary Rule 144A information rights, to provide the Series A Holders with regular audited and unaudited financial statements and to allow the Series A Holders or their representatives to inspect WMIH’s books and records.

The foregoing description of (i) the Investor Rights Agreement is qualified in its entirety by reference to the Investor Rights Agreement, which was filed with the SEC as Exhibit 4.2 on Form 8-K on January 31, 2014, and incorporated by reference, (ii) the Warrants are qualified in their entirety by reference to the Form of Tranche A Warrant and Form of Tranche B Warrant, which were filed with the SEC as Exhibits 4.3 and 4.4, respectively, on Form 8-K on January 31, 2014, and incorporated by reference, (iii) the Series A Preferred Stock is qualified in its entirety by reference to the Series A Articles of Amendment, which were filed with the SEC as Exhibit 4.5 on Form 8-K on January 31, 2014, and incorporated by reference, and the Form of Series A Convertible Preferred Stock Certificate, which was filed with the SEC as Exhibit 4.6 on Form 8-K on January 31, 2014, and incorporated by reference, and the Amended and Restated Certificate of Incorporation of WMIH, which was filed with the SEC as Exhibit 3.1 on Form 8-K12G3 on May 13, 2015, and incorporated by reference, and (iv) the Investment Agreement is qualified in its entirety by reference to the Investment Agreement, which was filed with the SEC as Exhibit 10.1 on Form 8-K on January 31, 2014, and incorporated by reference.

On January 5, 2015, WMIH in connection with an offering of 600,000 shares of its 3% Series B Convertible Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”) filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Designation of Rights and Preferences of the 3% Series B Convertible Preferred Stock (the “Certificate of Designation”) creating the Series B Preferred Stock and designating the rights and preferences of the Series B Preferred Stock.

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

On January 5, 2015, in connection with the offering and pursuant to that certain Purchase Agreement, dated December 19, 2014 (the “Purchase Agreement”), by and among WMIH, Citigroup Global Markets Inc. (“Citi”) and KCM (KCM and Citi together, the “Initial Purchasers”), WMIH entered into a Registration Rights Agreement with the Initial Purchasers (the “Registration Rights Agreement”), pursuant to which WMIH has agreed that, subject to certain conditions, WMIH will use its reasonable efforts to (i) file a shelf registration statement covering resales of WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock no later than six months after January 5, 2015 (the “Issue Date”); (ii) file a shelf registration statement covering resales of the Series B Preferred Stock no later than one year after the Issue Date; and (iii) cause each of these shelf registration statements to be declared effective under the Securities Act. On July 1, 2015, WMIH filed the Initial Registration Statement covering resales of Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock.  On November 23, 2015, WMIH amended the Initial Registration Statement to cover WMIH’s common stock issuable upon conversion of the Series A Preferred Stock and shares of WMIH’s common stock issuable upon exercise of warrants issued in connection with the issuance of our Series A Preferred Stock currently outstanding. The Registration Statement was declared effective under the Securities Act on November 25, 2015.

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

The Series B Preferred Stock are hybrid financial instruments that blend characteristics of both equity and debt securities.  The terms of the Series B Preferred Stock provide for either redemption of the principal and interest for cash at maturity or in the event of certain predetermined circumstances (“Forward Component”) or mandatory conversion into WMIH’s common stock (“Embedded Conversion Feature” or “ECF”).  The Series B Preferred Stock also embody contingent equity-linked share price protections on the ECF in the form of a variable conversion price based on a 20 trading day average of volume weighted average price.  The Series B Preferred Stock shall convert based on the outstanding principal and accrued interest, subject to a floor of $1.75 per share of WMIH’s common stock and a maximum of $2.25 per share.  As a result, the Company determined that the Series B Preferred Stock contain certain embedded derivative features.  Management’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion feature option as a derivative liability.  The aggregate fair value of the embedded conversion feature was $66.2 million on the date of issuance of the Series B Preferred Stock.  At December 31, 2015 the fair value of the embedded conversion feature was $120.8 million.  The fair value of the embedded conversion feature will become additional paid in capital upon conversion of the Series B Preferred Stock, or be reduced to zero upon redemption of the Series B Preferred Stock, as the case may be.  Between January 5, 2015 and December 31, 2015, the fair market value increased by $54.6 million and is included as other expense in the consolidated statements of operations for the year ended December 31, 2015.   The Series B Preferred Stock was not issued until January 5, 2015, therefore there was no embedded conversion feature outstanding as of December 31, 2014, and consequently no change in embedded conversion feature for any quarterly or annual period prior to 2015.

WMIH issued restricted share grants to members of the Board totaling $0.7 million, $1.3 million and $0.7 million of aggregate intrinsic value during the years ended December 31, 2015, 2014 and 2013, respectively. The restricted shares vest over a three year period.

On May 15, 2015, WMIH issued restricted stock grants to our Chief Executive Officer, William C. Gallagher and our Chief Operating Officer, Thomas L. Fairfield, in conjunction with employment agreements totaling $9.8 million of aggregate fair value (“the EXEC Grants”) based on the $2.76 trading price of WMIH shares at the close of business on the date issued.  WMIH may be required to issue additional shares if the conversion price applicable to the Series B Preferred Stock is less than $2.25 per share. The EXEC Grants will vest in full and will be recognized as compensation expense upon the consummation of a Qualified Acquisition, subject to the executives continued employment with the Company until such time. The foregoing description of the restricted stock agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Gallagher Restricted Stock Agreement and the Fairfield Restricted Stock Agreement, which were filed as Exhibit 10.3 and Exhibit 10.5, respectively, of Form 8-K12G3 filed on May 13, 2015 and incorporated herein by reference.  The fair market value of the EXEC Grants as of December 31, 2015 approximates $9.2 million as a result of the stock price of $2.59 per share at the close of the market on December 31, 2015.

The total unamortized value related to the unvested restricted share grant totals $10.0 million, $1.2 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The unamortized value of $10.0 million at December 31, 2015, if all are ultimately vested will be amortized according to the following schedule.

Amortization Schedule (in thousands)	December 31, 2015 unamortized dollar value
1st quarter 2016	$164
2nd quarter 2016	131
3rd quarter 2016	131
4th quarter 2016	131
1st quarter 2017	95
2nd quarter 2017	39
3rd quarter 2017	39
4th quarter 2017	39
1st quarter 2018	33
Unamortized fair-value - subject to vesting schedule	802
Unamortized fair-value - event dependent	9,209
Total unamortized value	10,011

Net equity-based compensation totaled $1.1 million, $0.8 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The restricted stock awards were issued at the fair market value determined to be the trading price at the close of business the respective date the awards were granted.

A summary of WMIH’s restricted share award activity for the years ended December 2015, December 31, 2014 and December 31, 2013 is presented below.

	Number of restricted stock awards outstanding	Weighted-average grant date fair value	Aggregate fair value (in thousands)
Outstanding—January 1, 2013	1,156,078	$0.4761	$550
Restricted stock awards granted during 2013	686,273	1.0200	700
Restricted stock awards released or forfeited during 2013	—	—	—
Outstanding—January 1, 2014	1,842,351	0.6787	1,250
Restricted stock awards granted during 2014	500,894	2.6602	1,332
Restricted stock awards released or forfeited during 2014	—	—	—
Outstanding—December 31, 2014	2,343,245	1.1023	2,582
Restricted stock awards granted during 2015	3,824,790	2.7486	10,513
Restricted stock awards released or forfeited during 2015	—	—	—
Outstanding—December 31, 2015	6,168,035	$2.1230	$13,095

WMIH has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 4,197,396 on December 31, 2015, 1,343,764 on December 31, 2014 and 1,456,987 on December 31, 2013. The EXEC Grants vest upon future events, and are not time specific, and for this reason we have used 1st quarter 2018 as the vesting date in the following table as this date corresponds with the Series B Preferred Stock potential redemption date. The shares subject to repurchase at December 31, 2015 will vest according to the following schedule:

Vesting schedule of shares subject to repurchase	December 31, 2015 unvested shares
4th quarter 2015	—
1st quarter 2016	370,570
2nd quarter 2016	—
3rd quarter 2016	—
4th quarter 2016	—
1st quarter 2017	207,170
2nd quarter 2017	—
3rd quarter 2017	—
4th quarter 2017	—
1st quarter 2018	3,619,656
Total unvested shares	4,197,396

Pursuant to a restricted stock agreement, WMIH has the right, but not the obligation, to repurchase any unvested (but issued) shares of WMIH’s common stock at $0.0001 per share upon the termination of service in the case of a director, or in the case of the EXEC Grants, on January 5, 2018 if the Series B Preferred Stock are redeemed or as a result of certain circumstances as defined by the terms of the EXEC Grants.

A summary of WMIH’s restricted shares issued and subject to repurchase as of the years ended December 31, 2015, December 31, 2014 and December 31, 2013 is presented below.

Vesting schedule of shares subject to repurchase	Unvested shares
Shares subject to repurchase—January 1, 2013	1,156,078
Shares issued subject to vesting during 2013	686,273
Unvested shares repurchased during 2013	—
Shares vested during 2013	(385,364)
Shares subject to repurchase—December 31, 2013	1,456,987
Shares issued subject to vesting during 2014	500,894
Unvested shares repurchased during 2014	—
Shares vested during 2014	(614,117)
Shares subject to repurchase—December 31, 2014	1,343,764
Shares issued subject to vesting during 2015	3,824,790
Unvested shares repurchased during 2015	—
Shares vested during 2015	(971,158)
Shares subject to repurchase—December 31, 2015	4,197,396

On April 28, 2015, WMIH issued 269,234 restricted stock grants to members of the Board totaling $0.7 million of aggregate fair value.  The share price was determined based on the closing sales price of $2.60 on the date of the award.  On May 15, 2015, WMIH issued a total of 1,777,778 restricted stock grants to each of William C. Gallagher and Thomas L. Fairfield.   The aggregate fair value of the 3,555,556 restricted stock grants issued totaled $9.8 million which was determined based on the closing sales price of $2.76 on the date of the award.  The fair market value of the EXEC Grants as of December 31, 2015 approximates $9.2 million as a result of the stock price of $2.59 per share at the close of the market on December 31, 2015.

Upon the reincorporation of WMIH from Washington to Delaware on the Reincorporation Date, and as a condition of voluntarily tendering their resignations from the Board and WMIH accepting the resignation of Mark E. Holliday and Timothy R. Graham as directors, all restricted shares held by Mr. Holliday and Mr. Graham issued but unvested on the date of reincorporation were immediately vested. A total of 190,070 shares, which otherwise would have vested approximately three years from their issuance date, were vested early (“Early Vesting”).  Of the Early Vesting shares 113,146 were outstanding as of December 31, 2014 and the balance of 76,924 were issued in conjunction with the annual meeting of stockholders on April 28, 2015.  This Early Vesting resulted in a one-time charge to compensation and a corresponding increase in additional paid in capital totaling $382 thousand during the year ended December 31, 2015.

As of December 31, 2015, December 31, 2014 and December 31, 2013, 206,168,035, 202,343,245 and 201,842,351 shares of WMIH’s common stock were issued and outstanding, respectively. As of December 31, 2015 and December 31, 2014, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. As of December 31, 2013, no shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2015, 600,000 shares of the Series B Preferred Stock were issued and outstanding. As of December 31, 2014 and December 31, 2013, no shares of Series B Preferred Stock were issued and outstanding. As of December 31, 2015 and December 31, 2014, 61,400,000 warrants to purchase WMIH’s common stock were issued and outstanding.  No warrants were issued and outstanding at December 31, 2013. See Note 12: Net (Loss) Income Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of December 31, 2015, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $37.8 million, $54.9 million and $145.8 million as of December 31, 2015, 2014 and 2013, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by trust agreements, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable.

Note 12: Net (Loss) Income Per Common Share

Basic and diluted net (loss) income per share attributable to common and participating stockholders is computed by dividing net (loss) income by the weighted average number of common shares outstanding after subtracting the weighted average of any unvested restricted shares outstanding, as these shares are subject to repurchase. There were no dilutive effects from any equity instruments for any period prior to 2014 or any period reflecting a net loss, therefore diluted net (loss) income per share was the same as basic net (loss) income for periods presented prior to January 30, 2014, and for the years ended December 31, 2015 and December 31, 2014, which both reflect a net loss attributable to common and participating stockholders.

Diluted net income per share would be computed by dividing the net income for the period by the weighted average number of common shares outstanding after subtracting the weighted average of any incremental unvested restricted shares outstanding and adding any potentially dilutive common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of warrants for WMIH’s common stock and the potential conversion of preferred shares to common shares, none of which were outstanding prior to January 30, 2014.   There were no dilutive effects for the years ended December 31, 2015 and December 31, 2014 as the Company reported a net loss attributable to common and participating stockholders for the periods.

The following table presents the calculation of basic and diluted net (loss) income per share for periods presented (in thousands, except per share data):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Numerator for basic and diluted net (loss) income per share:
Net (loss) income	$(61,833)	$3,070	$338
Series B preferred stock dividends	(17,748)	—	—
Preferred deemed dividend	—	(9,455)	—
Net (loss) income attributable to common and participating stockholders	$(79,581)	$(6,385)	$338
Denominator for basic and diluted net (loss) income per share:
Weighted-average shares outstanding	204,776,405	202,208,619	201,419,306
Weighted-average unvested restricted shares outstanding	(3,029,792)	(1,338,691)	(1,115,238)
Denominator for basic and diluted net (loss) income per share:	201,746,613	200,869,928	200,304,068
Basic and diluted net (loss) income per share attributable to common and participating stockholders	$(0.39)	$(0.03)	$0.00

The following table summarizes shares subject to exercise or vesting conditions as more fully described in Note 9: Capital Stock.  These shares could potentially be dilutive in future periods if we realize net income attributable to common and participating stockholders and the contingent or unvested stock is converted to WMIH common stock.  The cash payment of $84.4 million, which would be received upon exercise of the warrants, has not been considered as an offset to the dilutive shares under warrants outstanding below.

	Potential dilution to common
	Minimum shares	Maximum shares
Restricted shares subject to vesting	4,197,396	4,197,396
Series A Preferred Stock	10,065,629	10,065,629
Warrants outstanding	61,400,000	61,400,000
Series B Preferred Stock	266,666,667	342,857,143
Potential dilutive shares if converted to common	342,329,692	418,520,168

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of December 31, 2015:

Liabilities	Level 1	Level 2	Level 3	December 31, 2015
Derivative liability - embedded conversion feature	$—	$—	$120,848	$120,848

At December 31, 2014 we had no Level 3 liabilities measured at fair value.

The following table shows the change in Level 3 liability measured at fair value on a recurring basis for the period ended     December 31, 2015:

Derivative liability embedded conversion feature
Balance, December 31, 2014	$—
Issuance during 2015	66,227
Unrealized loss on change in fair value	54,621
Balance, December 31, 2015	$120,848

On January 5, 2015, WMIH raised $600.0 million of capital (less transaction costs) through the issuance of 600,000 shares of Series B Preferred Stock. The shares carry a liquidation preference of $1,000 per share, equal to their initial purchase price. In addition, they have a mandatory redemption right three years from the issuance date at a price equal to the initial investment amount, and accrue dividends at 3% per annum.

The purpose of the capital raise was principally to pursue strategic acquisitions of operating companies that fit the Company’s desired business model. Management intends to pursue such an acquisition or acquisitions with the proceeds of the capital raise, and should it occur during the three-year term of the Series B Preferred Stock, there is a mandatory conversion of these shares into common stock of WMIH. Mandatory conversion occurs at a price that is the lesser of:

i)	$2.25 per share of WMIH’s common stock; and
ii)

the arithmetic average of daily volume weighted average prices of WMIH’s common stock during the 20 trading day period ending on the trading day immediately preceding the public announcement by WMIH of its entry into a definitive agreement for such acquisition, subject to a floor of $1.75 per share of WMIH’s common stock.

We use a binomial lattice option pricing model to value the embedded conversion feature that is subject to fair value liability accounting. The key inputs which we utilize in the determination of the fair value as of the reporting date include our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the convertible preferred securities and risk-free interest rate. In addition, the model requires the input of an expected probability of occurrence and the timing of a Qualified Acquisition which initiates the mandatory conversion. The fair value of the embedded conversion feature liability is revalued each balance sheet date utilizing our model computations with the decrease or increase in fair value being reported in the consolidated statements of operations as unrealized gain or (loss) on change in fair value of derivative liability - embedded conversion feature, respectively. The primary factors affecting the fair value of the embedded conversion feature liability are the probability of occurrence and timing of a Qualified Acquisition, our stock price and our stock price volatility. In addition, the use of a model requires the input of subjective assumptions, and changes to these assumptions could provide differing results.

Our reported net loss attributable to common and participating stockholders (“Net Loss”) was approximately $79.6 million for the twelve months ended December 31, 2015. If the closing stock price of WMIH’s common stock had been 10% lower, our Net Loss would have been approximately $51.8 million lower. If the closing stock price of WMIH’s common stock had been 10% higher, our Net Loss would have been approximately $53.0 million higher. If our volatility assumption on December 31, 2015 had been 10% lower, our Net Loss would have been approximately $7.6 million lower and if our volatility assumption had been 10% higher, our Net Loss would have been approximately $9.9 million higher. If our probability of a transaction occurring assumption on December 31, 2015 had been 10% lower, our Net Loss would have been approximately $13.4 million lower and if our probability of a transaction occurring assumption had been 10% higher, our Net Loss would have been approximately $13.4 million higher.

Note 14: Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the year ended December 31, 2015, 2014 and 2013, respectively (in thousands, except per share amounts):

	Total revenue	Net income (loss) attributable to common and participating stockholders	Earnings per share - basic	Earnings per share - diluted
Year Ended December 31, 2015
First Quarter	$1,750	$1,253	$0.00	$0.00
Second Quarter	1,470	(77,983)	(0.39)	(0.39)
Third Quarter	1,488	(8,419)	(0.04)	(0.04)
Fourth Quarter	1,292	5,568	0.01	0.01
For the Year Ended December 31, 2015	$6,000	$(79,581)	$(0.39)	$(0.39)
Year Ended December 31, 2014
First Quarter	$2,834	$(12,835)	$(0.06)	$(0.06)
Second Quarter	2,150	17,322	0.08	0.07
Third Quarter	1,721	(1,299)	(0.01)	(0.01)
Fourth Quarter	1,843	(9,573)	(0.05)	(0.05)
For the Year Ended December 31, 2014	$8,548	$(6,385)	$(0.03)	$(0.03)
Year Ended December 31, 2013
First Quarter	$4,101	$(3,816)	$(0.02)	$(0.02)
Second Quarter	(974)	(2,484)	(0.01)	(0.01)
Third Quarter	3,723	(878)	(0.01)	(0.01)
Fourth Quarter	3,318	7,516	0.04	0.04
For the Year Ended December 31, 2013	$10,168	$338	$0.00	$0.00

Note 15: Subsequent Events

On January 21, 2016, WMIH notified the trustee and collateral agent of the Second Lien Notes that a partial redemption of Second Lien Notes in the amount of approximately $1.3 million would be made on March 1, 2016.  In addition, WMIH authorized approximately $0.7 million of interest due on the Second Lien Notes to be paid in cash.  The principal balance of the Second Lien Notes, after this partial redemption, is projected to total $20.4 million as of March 1, 2016.

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Here- with
2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as modified by the Modification of Seventh Amended Plan, dated January 9, 2012, the Second Modification of the Seventh Amended Plan, dated January 12, 2012, and the Third Modification of Seventh Amended Plan, dated February 16, 2012.	8-K	2.1	3/1/12

2.2	Agreement and Plan of Merger, dated May 11, 2015, between WMI Holdings Corp. and WMIH Corp.	8-K12G3	2.1	5/13/15
3.1	Amended and Restated Certificate of Incorporation of WMIH Corp.	8-K12G3	3.1	5/13/15

3.2	Amended and Restated Bylaws of WMIH Corp.	8-K12G3	3.2	5/13/15

4.1	Senior Second Lien Notes Indenture, dated March 19, 2012, between WMIH Corp. and Law Debenture Trust Company of New York, as Trustee.	8-K	4.2	3/23/12

4.2	First Supplemental Indenture, dated May 11, 2015, among WMI Holdings Corp., WMIH Corp. and Law Debenture Trust Company of New York, as Trustee.	8-K12G3	4.1	5/13/15

4.3	Investor Rights Agreement, dated January 30, 2014, between WMIH Corp., KKR Fund Holdings L.P. and any subsequent stockholder party.	8-K	4.2	1/31/14

4.4	Form of Tranche A Warrant.	8-K	4.3	1/31/14

4.5	Form of Tranche B Warrant.	8-K	4.4	1/31/14

4.6	Form of Series A Convertible Preferred Stock Certificate.	8-K	4.6	1/31/14

10.1	Pledge and Security Agreement, dated March 19, 2012, among WMIH Corp., Wilmington Trust, National Association, Law Debenture Trust Company of New York and U.S. Bank National Association.	8-K	10.2	3/23/12

10.2	Intercreditor Agreement, dated March 19, 2012, among Wilmington Trust, National Association, Law Debenture Trust Company of New York, and U.S. Bank National Association.	8-K	10.4	3/23/12

10.3*	Employment Agreement between William C. Gallagher and WMIH Corp.	8-K12G3	10.2	5/13/15
10.4*	Restricted Stock Agreement between William C. Gallagher and WMIH Corp.	8-K12G3	10.3	5/13/15
10.5*	Employment Agreement between Thomas L. Fairfield and WMIH Corp.	8-K12G3	10.4	5/13/15
10.6*	Restricted Stock Agreement between Thomas L. Fairfield and WMIH Corp.	8-K12G3	10.5	5/13/15
10.7*	Employment Agreement, dated March 22, 2012, between WMIH Corp. and Weijia “Vicky” Wu.	8-K	10.5	3/23/12

10.8*	Employment Agreement, dated March 22, 2012, between WMIH Corp. and Peter Struck.	8-K	10.6	3/23/12

10.9*	Transition Services Agreement, dated March 22, 2012, between WMIH Corp. and the Liquidating Trust.	8-K	10.7	3/23/12

10.10*	Amendment No. 1 To Transition Services Agreement, dated September 18, 2012, between WMIH Corp. and the Liquidating Trust.	8-K	10.1	9/27/12

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Here- with

10.11*	Amendment No. 2 To Transition Services Agreement, dated December 11, 2014, between WMIH Corp. and the Liquidating Trust.	8-K	10.1	12/17/14

10.12*	Form of Indemnification Agreement.	8-K	10.8	3/23/12

10.13*	Form of Indemnification Agreement between WMIH Corp. and each of its current directors and executive officers.	8-K12G3	10.1	5/13/15
10.14*	Engagement Agreement, dated May 28, 2012, between WMIH Corp. and CXO Consulting Group, LLC.	8-K	99.2	6/4/12

10.15*	Amendment to Engagement Agreement, dated October 23, 2012, between WMIH Corp. and CXO Consulting Group, LLC.	8-K	99.1	10/25/12

10.16	Commutation Agreement and Mutual Release entered into on April 3, 2014 by and between United Guaranty Residential Insurance Company and WM Mortgage Reinsurance Company, Inc.	8-K	10.1	4/7/14

10.17*	Summary of Compensation Arrangements for Non-Employee Directors.	10-K	10.16	3/15/13

10.18*	2012 Long-Term Incentive Plan.	10-K	10.17	3/15/13

10.19*	First Amendment to 2012 Long-Term Incentive Plan.	8-K	99.1	2/13/14

10.20*	Second Amendment to 2012 Long-Term Incentive Plan	10-K	10.15	2/27/15
10.21	Investment Agreement, dated January 30, 2014, among WMIH Corp., KKR Fund Holdings L.P. and KKR Management Holdings L.P.	8-K	10.1	1/31/14

10.22	Purchase Agreement, dated December 19, 2014, among WMIH Corp., Citigroup Global Markets Inc., and KKR Capital Markets LLC	8-K	10.1	12/19/14

10.23	Registration Rights Agreement, dated January 5, 2015, among WMIH Corp., Citigroup Global Markets Inc., and KKR Capital Markets LLC	8-K	10.1	1/5/15

10.24	Escrow Agreement, dated January 5, 2015, between WMIH Corp. and Citibank, N.A.	8-K	10.2	1/5/15

12.1	Statement RE: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends				X
14	Code of Ethics.	10-K	14	3/15/13

21	List of Subsidiaries of Registrant.	10-K	21	3/15/13

23.1	Consent of Independent Registered Public Accounting Firm				X
24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Here- with
101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Management Contract or Compensatory Plan or Arrangement.