Form 10-Q
period 2016-06-30
WMIH CORP.
filed 2016-08-05
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	206,380,800
(Class)	(Outstanding at August 1, 2016)

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

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2016	December 31, 2015 (1)
ASSETS
Investments held in trust, at fair value:
Fixed-maturity securities	$29,764	$32,571
Cash equivalents held in trust	2,819	3,687
Total investments held in trust	32,583	36,258
Cash and cash equivalents	3,516	9,924
Fixed-maturity securities, at fair value	58,275	66,484
Restricted cash	573,004	571,440
Accrued investment income	235	235
Other assets	734	719
Total assets	$668,347	$685,060
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK and STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$20,450	$21,743
Notes payable - interest	222	236
Losses and loss adjustment reserves	2,193	5,063
Losses payable	133	405
Unearned premiums, net	345	761
Accrued ceding commissions	26	33
Loss contract reserve	7,826	9,623
Derivative liability - embedded conversion feature	42,018	120,848
Other liabilities	13,875	14,357
Total liabilities	87,088	173,069
Commitments and contingencies
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015; aggregate liquidation preference of $600,000,000 as of June 30, 2016 and December 31, 2015	502,213	502,213
Stockholders’ equity:
Convertible series A preferred stock, $0.00001 par value; 1,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015; aggregate liquidation preference of $10 as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 3,500,000,000 authorized; 206,380,800 and 206,168,035 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	108,066	107,757
Accumulated (deficit)	(29,022)	(97,981)
Total stockholders’ equity	79,046	9,778
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$668,347	$685,060

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) Balances derived from audited financial statements as of December 31, 2015.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts and share data)

(Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Revenues:
Premiums earned	$791	$1,342	$1,640	$2,691
Net investment income	598	128	1,249	529
Total revenues	1,389	1,470	2,889	3,220
Operating expenses:
Losses and loss adjustment expense (benefit)	132	223	519	(318)
Ceding commission expense	81	120	159	243
General and administrative expense	1,492	2,306	3,521	5,279
Loss contract reserve change	(435)	(2,783)	(1,797)	(2,783)
Interest expense	665	951	1,358	1,905
Total operating expense	1,935	817	3,760	4,326
Net operating (loss) income	(546)	653	(871)	(1,106)
Other (income) expense:
Other (income)	—	(8,322)	—	(8,322)
Unrealized (gain) loss on change in fair value of derivative liability - embedded conversion feature	(22,955)	82,458	(78,830)	75,198
Total other (income) expense:	(22,955)	74,136	(78,830)	66,876
Income (loss) before income taxes	22,409	(73,483)	77,959	(67,982)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	22,409	(73,483)	77,959	(67,982)
Redeemable convertible series B preferred stock dividends	(4,500)	(4,500)	(9,000)	(8,748)
Net income (loss) attributable to common and participating stockholders	$17,909	$(77,983)	$68,959	$(76,730)
Basic net income (loss) per share attributable to common stockholders	$0.04	$(0.39)	$0.14	$(0.38)
Shares used in computing basic net income (loss) per share	202,341,209	201,887,091	202,199,793	201,518,874
Diluted net income (loss) per share attributable to common stockholders	$0.03	$(0.39)	$0.13	$(0.38)
Shares used in computing diluted net income (loss) per share	236,882,079	201,887,091	237,372,181	201,518,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated earnings (deficit)	Total stockholders’ equity
Balance at January 1, 2015	—	$—	1,000,000	$—	202,343,245	$2	$106,628	$(18,400)	$88,230
Net (loss) from January 1, 2015 to December 31, 2015	—	—	—	—	—	—	—	(61,833)	(61,833)
Issuance of redeemable convertible series B preferred stock, net of offering costs	600,000	502,213	—	—	—	—	—	—	—
Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(17,748)	(17,748)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	3,824,790	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	1,129	—	1,129
Balance at December 31, 2015	600,000	502,213	1,000,000	—	206,168,035	2	107,757	(97,981)	9,778
Net income from January 1, 2016 to June 30, 2016	—	—	—	—	—	—	—	77,959	77,959
Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(9,000)	(9,000)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	212,765	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	309	—	309
Balance at June 30, 2016	600,000	$502,213	1,000,000	$—	206,380,800	$2	$108,066	$(29,022)	$79,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flows from operating activities:
Net income (loss)	$77,959	$(67,982)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization of premium or discount on fixed maturity securities	173	323
Net realized (gain) on sale of investments	(1)	(267)
Unrealized (gain) loss on trading securities	(167)	273
Unrealized (gain) loss on derivative liability - embedded conversion feature	(78,830)	75,198
Equity-based compensation	309	779
Changes in assets and liabilities:
Accrued investment income	—	181
Other assets	(15)	(123)
Cash equivalents held in trust	868	4,161
Restricted cash	(1,564)	(580,240)
Losses and loss adjustment reserves	(2,870)	(11,639)
Losses payable	(272)	(265)
Unearned premiums	(416)	(177)
Accrued ceding commission expense	(7)	(2)
Accrued interest on notes payable	(14)	(22)
Loss contract reserve	(1,797)	(2,783)
Other liabilities	(482)	314
Total adjustments	(85,085)	(514,289)
Net cash (used in) operating activities	(7,126)	(582,271)
Cash flows from investing activities:
Purchase of investments	(69,766)	(130,252)
Proceeds from sales and maturities of investments	80,777	83,220
Net cash provided by (used in) investing activities	11,011	(47,032)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	600,000
Fees incurred and paid relating to preferred stock issuance	—	(19,310)
Redeemable convertible series B preferred stock dividends paid in cash	(9,000)	(7,998)
Notes payable – principal repayments	(1,293)	(2,965)
Notes payable – principal issued	—	918
Net cash (used in) provided by financing activities	(10,293)	570,645
(Decrease) in cash and cash equivalents	(6,408)	(58,658)
Cash and cash equivalents, beginning of period	9,924	78,009
Cash and cash equivalents, end of period	$3,516	$19,351
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$1,372	$1,009
Supplementary disclosure of non-cash investing and financing activities:
Embedded derivatives on preferred stock issuances	$—	$66,227
Notes payable issued in lieu of cash interest payments	$—	$918
Redeemable convertible series B preferred stock dividends accrued	$—	$750
Accrued fees relating to series B preferred stock issuance	$—	$12,250

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

As of June 30, 2016, WMIH was authorized to issue up to 3,500,000,000 shares of common stock, and up to 10,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share.  As of June 30, 2016 and December 31, 2015, 206,380,800 and 206,168,035 shares, respectively, of WMIH’s common stock were issued and outstanding. As of June 30, 2016 and December 31, 2015, 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding.  As of June 30, 2016 and December 31, 2015, 600,000 shares of WMIH’s Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”) were issued and outstanding.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2016. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

The carrying value of the loss contract reserve approximates its fair value and is based on valuation methodologies using discounted cash flows at interest rates which approximate the Company’s weighted average cost of capital.

The carrying value of the derivative liability - embedded conversion feature of the Series B Preferred Stock is adjusted to its fair value as determined using Level 3 inputs described below under fair value measurement.

The carrying value of notes payable approximates fair value based on time to maturity, underlying collateral, and prevailing interest rates.

Fair Value Measurement

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the Financial Accounting Standards Board Fair Value Measurements and Disclosures accounting guidance. The framework is based on the inputs used in valuation and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the fair value accounting guidance hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions.

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

Fair values are based on quoted prices in active markets when available (Level 1). The Company receives the quoted prices from a third party, nationally recognized pricing service. When quoted prices are not available, the Company utilizes a pricing service to determine an estimate of fair value. The fair value is generally estimated using current market inputs for similar financial instruments with comparable terms and credit quality, commonly referred to as matrix pricing (Level 2). These valuation techniques involve some level of management estimation and judgment. The Company recognizes transfers between levels in the fair value hierarchy at the end of the reporting period.

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

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $0.3 million and $0.8 million as of June 30, 2016 and December 31, 2015, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed expected future unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $1.3 million and $0.8 million as of June 30, 2016 and December 31, 2015, respectively.

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

WMMRC has recorded reserves at the ceded case reserves and IBNR levels established and reported by the primary mortgage guaranty carriers as of June 30, 2016 and December 31, 2015, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

A loss contract reserve relating to contractual obligations of WMMRC was established at March 19, 2012 as a result of applying fresh start accounting and in compliance with ASC 805-10-55-21 (b) (1) which defines a loss contract as a contract in which the unavoidable costs of meeting the obligation under the contract exceed the economic benefits expected to be received under it.  The value of this reserve is analyzed quarterly and is adjusted accordingly.  The adjustment to the reserve produces an expense or contra-expense in the condensed consolidated statements of operations.

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

Net Income (Loss) Per Common Share

In calculating earnings per share, the Company follows the two-class method, which distinguishes between the classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Series A Preferred Stock and Series B Preferred Stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as converted basis with respect to income available to WMIH common stockholders.

Basic net income (loss) per WMIH common share is computed by dividing net income (loss) attributable to WMIH’s common stockholders by the weighted average number of common shares outstanding for the period after subtracting the weighted average of any unvested restricted shares outstanding, as these are subject to repurchase.  Basic net income (loss) attributable to common stockholders is computed by deducting preferred dividends and the basic calculation of undistributed earnings attributable to participating securities from net income.

Diluted net income per WMIH common share is computed by dividing net income attributable to WMIH’s common stockholders by the weighted average number of common shares outstanding during the period after subtracting the weighted average of any unvested restricted shares outstanding, as these are subject to repurchase and adding any potentially dilutive WMIH common stock equivalents outstanding during the period. Diluted net income attributable to common stockholders is computed by deducting preferred dividends and the diluted calculation of undistributed earnings attributable to participating securities from net income.

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

WMIH has declared and paid $9.0 million and $17.0 million of dividends on its Series B Preferred Stock for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. Additionally, WMIH has accrued unpaid and undeclared dividends of $0.7 million, based on the Series B Preferred Stock 3% interest rate, as of both June 30, 2016 and December 31, 2015.

New Accounting Pronouncements

The Company has reviewed new accounting pronouncements issued between May 6, 2016, the filing date of our most recent prior Form 10-Q, and the filing date of this Form 10-Q and has determined that no pronouncements issued are relevant to the Company, and/or have a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

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

As security for the ceding insurers, WMMRC has entered into separate trust agreements with each of the primary mortgage insurance companies whereby a portion of the funds from premiums assumed are held in trust accounts for the benefit of each separate insurer. Pursuant to the terms of the reinsurance agreements, WMMRC is required to keep such assets in trust for a minimum of five years and are subject to claims for up to ten years from termination of obligations arising from the last year in which insurance business was written prior to runoff. Release of funds from the trust by WMMRC requires approval from the primary mortgage insurance companies.

Premiums assumed and earned are as follows for the periods ended June 30, 2016 and 2015, respectively:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Premiums assumed	$626	$1,325	$1,224	$2,514
Change in unearned premiums	165	17	416	177
Premiums earned	$791	$1,342	$1,640	$2,691

The components of the liability for losses and loss adjustment reserves are as follows as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
Case-basis reserves	$926	$4,193
IBNR reserves	1	75
Premium deficiency reserves	1,266	795
Total losses and loss adjustment reserves	$2,193	$5,063

Losses and loss adjustment reserve activity are as follows for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively:

	Six months ended June 30, 2016	Year ended December 31, 2015
Balance at beginning of period	$5,063	$18,947
Incurred or (released) - prior periods	519	(1,115)
Paid or terminated - prior periods	(3,389)	(12,769)
Total losses and loss adjustment reserves	$2,193	$5,063

The loss contract reserve balance is analyzed and adjusted quarterly. The balance in the reserve was $7.8 million and $9.6 million at June 30, 2016 and December 31, 2015, respectively.   The value of this reserve decreased by $1.8 million during the six months ended June 30, 2016 and decreased by $2.7 million during the six months ended June 30, 2015. In periods during which a reduction in the loss contract reserve occurs, a corresponding decrease in expense is reflected in the statement of operations for the respective period.

Note 4: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at June 30, 2016, are as follows:

	June 30, 2016
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$249	$1	$—	$250
Obligations of U.S. government sponsored enterprises	60,463	18	—	60,481
Corporate debt securities	18,833	100	(3)	18,930
Foreign corporate debt securities	8,359	21	(2)	8,378
Total fixed-maturity securities	87,904	140	(5)	88,039
Less total unrestricted fixed-maturity securities	58,260	16	(1)	58,275
Total fixed-maturity securities held in trust	$29,644	$124	$(4)	$29,764

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2015, are as follows:

	December 31, 2015
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$249	$—	$(1)	$248
Obligations of U.S. government sponsored enterprises	69,392	13	(23)	69,382
Corporate debt securities	21,048	62	(49)	21,061
Foreign corporate debt securities	8,399	3	(38)	8,364
Total fixed-maturity securities	99,088	78	(111)	99,055
Less total unrestricted fixed-maturity securities	66,481	14	(11)	66,484
Total fixed-maturity securities held in trust	$32,607	$64	$(100)	$32,571

Amortized cost and estimated fair value of fixed-maturity securities at June 30, 2016 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2016	$63,020	$63,034
2017-2019	24,884	25,005
Total fixed-maturity securities	$87,904	$88,039

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the periods ended June 30, 2016 and 2015, respectively, is summarized as follows:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(51)	$(144)	$(173)	$(323)
Investment income on fixed-maturity securities	241	326	559	739
Interest income on cash and cash equivalents	367	62	695	119
Realized net gain from sale of investments	5	81	1	267
Unrealized gain (loss) on trading securities held at period end	36	(197)	167	(273)
Net investment income	$598	$128	$1,249	$529

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of

June 30, 2016:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Class of securities:
U.S. government treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored enterprises	55,979	4,502	—	60,481
Corporate debt securities	7,608	11,322	—	18,930
Foreign corporate debt securities	2,507	5,871	—	8,378
Total fixed-maturity securities	66,344	21,695	—	88,039
Money market funds	6,134	—	—	6,134
Total	$72,478	$21,695	$—	$94,173

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2015:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Class of securities:
U.S. government treasury securities	$248	$—	$—	$248
Obligations of U.S. government sponsored enterprises	63,909	5,473	—	69,382
Corporate debt securities	8,873	12,188	—	21,061
Foreign corporate debt securities	2,007	6,357	—	8,364
Total fixed-maturity securities	75,037	24,018	—	99,055
Money market funds	7,301	—	—	7,301
Total	$82,338	$24,018	$—	$106,356

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at the end of the calendar quarter in which the reclassifications occur. During the six months ended June 30, 2016 and the year ended December 31, 2015, $3.1 million and $9.9 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	January 1, 2016 to June 30, 2016		January 1, 2015 to December 31, 2015
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Corporate debt securities	$—	$2,558	$—	$7,860
Foreign corporate debt securities	—	501	—	2,007
Total transfers	$—	$3,059	$—	$9,867

Note 5: Income Taxes

For the six months ended June 30, 2016, the Company recorded net income of approximately $78.0 million. Due to projected tax losses for the year ended December 31, 2016 and the existence of NOL carry forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the three or six months ended June 30, 2016. The Company recorded no income tax expense or benefit for the year ended December 31, 2015 due to tax losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to property and casualty insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the three months ended June 30, 2016 or the year ended December 31, 2015 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, NOLs, and unrealized gains and losses on investments. As of June 30, 2016 and December 31, 2015, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On March 19, 2012, WMIH emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gave rise to a NOL for the year ended December 31, 2012. Under Section 382 of the Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-ownership change NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2015 is approximately $6.0 billion. At June 30, 2016, there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2031. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks. (see Part I-Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015).

The Company accounts for uncertain tax positions in accordance with the income tax accounting guidance. The Company has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2011 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended June 30, 2016 and December 31, 2015.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaii-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIH entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator, the Insurance Commission of the State of Hawaii. Total amounts incurred under these agreements totaled $0.7 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees. The TSA provides the Company with basic infrastructure and support services to facilitate the Company’s operations. The TSA, as amended, extends the term of the agreement through October 31, 2016, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

During the year ended December 31, 2015, WMIH had other income of $7.8 million as a result of its receipt of net Litigation Proceeds related to the D&O Litigation.  As of June 30, 2016, $2.5 million remains in the RSA Reserve.  Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future.

As of June 30, 2016, WMIH has not received any Litigation Proceeds, other than as described above, and there can be no assurance that WMIH will receive any distributions on account of Litigation Proceeds in the future.

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

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue payment-in-kind notes (“PIK Notes” as defined in the Indentures) in lieu of making such interest payments in cash when no cash was available. The aggregate face amount of PIK Notes issued as of June 30, 2016 and December 31, 2015 totaled approximately $19.4 million at the end of both periods. Total outstanding amounts under these notes totaled approximately $20.4 million and $21.7 million as of June 30, 2016 and December 31, 2015, respectively. Approximately $1.3 million of Second Lien Notes principal was paid during the six months ended June 30, 2016, and $10.4 million of First and Second Lien Notes principal was paid during the year ended December 31, 2015. Interest on First and Second Lien Notes paid in cash totaled approximately $1.4 million and $1.0 million during the six months ended June 30, 2016 and 2015, respectively.  As of April 27, 2015 the First Lien Notes were fully redeemed by the Company and the First Lien Indenture was satisfied and discharged.  During the quarter ended June 30, 2015, the issuer secondary amount (as defined in the Second Lien Indenture), which totaled approximately $9.0 million, was paid by a transfer, within WMIH, from restricted cash, previously held in the Collateral Account, to unrestricted cash.  Under the Second Lien Indenture the issuer secondary amount was required to be paid prior to any payment of interest and principal on the Second Lien Notes.

As of June 30, 2016 and December 31, 2015, respectively, the Collateral Account contained $0.9 million and less than $1.0 thousand of cash received from WMMRC which was or will be ultimately used for future administrative expenses and interest and principal on the Runoff Notes.

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

Additionally, until January 30, 2017, the Series A Holders will have the right to purchase up to 50% of any future equity rights offerings or other equity issuance by WMIH on the same terms as the equity issued to other investors in such transactions, in an aggregate amount of such offerings and issuances by WMIH of up to $1.0 billion (the “Participation Rights”). The foregoing Participation Rights do not include any issuances of securities by WMIH constituting any part of the consideration payable by it in connection with any acquisitions or investments (including any rollover equity) or in respect of any employee options or other equity compensation. The aggregate beneficial ownership by Series A Holders of equity securities of WMIH after giving effect to any equity issuances (and on a pro forma basis after taking into account any acquisitions) shall at no time exceed 42.5% of the equity securities of WMIH without the prior written consent of WMIH. Any such rights to acquire equity securities are subject to limitation to the extent they would cause a loss of all or substantially all of the benefit of the Company’s tax benefits. Except for the foregoing Participation Rights and the issuance of WMIH’s common stock in respect of the Warrants and the Series A Preferred Stock, KKR Fund and its affiliates shall not purchase or acquire any equity securities of WMIH or its subsidiaries without WMIH’s prior written consent, subject to certain exceptions.

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

On January 5, 2015, in connection with the offering and pursuant to the Purchase Agreement, WMIH entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent (the “Escrow Agent”), pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598.5 million, representing the proceeds of the offering of Series B Preferred Stock less offering fees payable on the Issue Date but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds will be released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to (i) pay certain fees related to the offering that may become payable to the Initial Purchasers, (ii) finance WMIH’s efforts to explore and/or fund, in whole or in part, acquisitions, whether completed or not, including reasonable attorney fees and expenses related thereto, accounting expenses, due diligence and financial advisor fees and expenses, (iii) pay certain amounts that may become payable to the holders of the Series B Preferred Stock upon the occurrence of certain put events, (iv) pay certain amounts that would become payable to the holders of the Series B Preferred Stock upon a mandatory redemption of the Series B Preferred Stock, and (v) pay certain expenses related to the offering. The entire net proceeds will be released from escrow as instructed by WMIH upon consummation of a Qualified Acquisition (as defined in the Escrow Agreement). As of June 30, 2016 and December 31, 2015, the balance remaining in the escrow account totaled approximately $572.1 million and $571.4 million, respectively. The foregoing description of the Escrow Agreement is qualified in its entirety by the provisions of the Escrow Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.2 and incorporated by reference herein.

The Series B Preferred Stock are hybrid financial instruments that blend characteristics of both equity and debt securities.  The terms of the Series B Preferred Stock provide for either redemption of the principal and interest for cash at maturity or in the event of certain predetermined circumstances (“Forward Component”) or mandatory conversion into WMIH’s common stock (“Embedded Conversion Feature” or “ECF”).  The Series B Preferred Stock also embody contingent equity-linked share price protections on the ECF in the form of a variable conversion price based on a 20 trading day average of volume weighted average price.  The Series B Preferred Stock shall convert based on the outstanding principal and accrued interest, subject to a floor of $1.75 per share of WMIH’s common stock and a maximum of $2.25 per share.  As a result, the Company determined that the Series B Preferred Stock contain certain embedded derivative features.  Management’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion feature option as a derivative liability.  The aggregate fair value of the embedded conversion feature was $66.2 million on the date of issuance of the Series B Preferred Stock.  At June 30, 2016, June 30, 2015 and December 31, 2015, the fair value of the embedded conversion feature was $42.0 million, $141.4 million and $120.8 million, respectively.  The fair value of the embedded conversion feature will become additional paid in capital upon conversion of the Series B Preferred Stock, or be reduced to zero upon redemption of the Series B Preferred Stock, as the case may be.  Between January 5, 2015 and December 31, 2015, the fair market value increased by $54.6 million and is included as other expense in the condensed consolidated statement of operations for the year ended December 31, 2015. During the three and six months ended June 30, 2016, the fair market value decreased by $22.9 million and $78.8 million, respectively.  During the three months ended June 30, 2015 the fair market value increased by $82.5 million and between January 5, 2015 and June 30, 2015 the fair market value increased by $75.2 million. The change in fair market value is included as other income in the condensed consolidated statement of operations for the respective periods.

On June 1, 2016 and April 28, 2015, WMIH issued restricted stock grants to members of the Board totaling $0.5 million and $0.7 million, respectively, of aggregate fair value.  The restricted shares noted above vest over a three-year period.

On May 15, 2015, WMIH issued restricted stock grants to our Chief Executive Officer, William C. Gallagher, and our Chief Operating Officer, Thomas L. Fairfield, in conjunction with employment agreements totaling $9.8 million of aggregate fair value (“the EXEC Grants”) based on the $2.76 trading price of WMIH shares at the close of business on the date issued.  WMIH may be required to issue additional shares if the conversion price applicable to the Series B Preferred Stock is less than $2.25 per share. The EXEC Grants will vest in full and will be recognized as compensation expense upon the consummation of a Qualified Acquisition, subject to the executives continued employment with the Company until such time. The foregoing description of the restricted stock agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Gallagher Restricted Stock Agreement and the Fairfield Restricted Stock Agreement (the “Executive Agreements”), which were filed as Exhibit 10.3 and Exhibit 10.5, respectively, of Form 8-K filed on May 13, 2015 and incorporated herein by reference.  The fair market value of the EXEC Grants as of June 30, 2016 approximates $8.0 million as a result of the terms of the Executive Agreements which would result in additional share issuances if the value is below $2.25 per share.   The stock price was $2.22 per share at the close of the market on June 30, 2016 and if the EXEC Grants had vested at that price, a total of 48,048 shares would have been required to be issued, 24,024 each to both Mr. Gallagher and Mr. Fairfield.

The total unamortized value related to the unvested restricted share grants totals $9.0 million and $10.0 million at June 30, 2016 and December 31, 2015, respectively.

The unamortized value of $9.0 million at June 30, 2016, if all are ultimately vested, would be amortized according to the following schedule.  The fair value of the EXEC Grants will vest and be recognized on the date of the consummation of a Qualified Acquisition.

Amortization Schedule (in thousands)	June 30, 2016 unamortized dollar value
3rd quarter 2016	$175
4th quarter 2016	175
1st quarter 2017	140
2nd quarter 2017	84
3rd quarter 2017	84
4th quarter 2017	84
1st quarter 2018	78
2nd quarter 2018	45
3rd quarter 2018	44
4th quarter 2018	44
1st quarter 2019	38
Unamortized fair-value - subject to vesting schedule	991
Unamortized fair-value - event dependent	8,000
Total unamortized dollar value	$8,991

Net equity-based compensation totaled $0.3 million and $0.8 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The restricted stock awards were issued at the fair market value determined to be the trading price at the close of business on the respective date the awards were granted.

A summary of WMIH’s restricted stock award activity for the six months ended June 30, 2016 and year ended December 31, 2015 is presented below:

	Number of restricted stock awards outstanding	Weighted-average grant date fair value	Aggregate fair value (in thousands)
Outstanding—January 1, 2015	2,343,245	$1.1023	$2,582
Restricted stock awards granted during 2015	3,824,790	2.7486	10,513
Restricted stock awards released or forfeited during 2015	—	—	—
Outstanding—December 31, 2015	6,168,035	2.1230	13,095
Restricted stock awards granted during 2016	212,765	2.3500	500
Restricted stock awards released or forfeited during 2016	—	—	—
Outstanding—June 30, 2016	6,380,800	$2.1306	$13,595

WMIH has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 4,039,591 on June 30, 2016 and 4,197,396 on December 31, 2015. The EXEC Grants vest upon future events, and are not time specific, and for this reason we have used 1st quarter 2018 as the vesting date in the following table as this date corresponds with the Series B Preferred Stock potential redemption date.  The shares subject to repurchase at June 30, 2016 will vest, assuming circumstances remain unchanged, according to the following schedule:

Vesting schedule of shares subject to repurchase	June 30, 2016 unvested shares
3rd quarter 2016	—
4th quarter 2016	—
1st quarter 2017	278,095
2nd quarter 2017	—
3rd quarter 2017	—
4th quarter 2017	—
1st quarter 2018	3,690,576
2nd quarter 2018	—
3rd quarter 2018	—
4th quarter 2018	—
1st quarter 2019	70,920
Total unvested shares	4,039,591

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

A summary of the Company’s restricted shares issued and subject to repurchase as of June 30, 2016 and December 31, 2015 is presented below:

Vesting schedule of shares subject to repurchase	Unvested shares
Shares subject to repurchase—January 1, 2015	1,343,764
Shares issued subject to vesting during 2015	3,824,790
Unvested shares repurchased during 2015	—
Shares vested during 2015	(971,158)
Shares subject to repurchase—December 31, 2015	4,197,396
Shares issued subject to vesting during 2016	212,765
Unvested shares repurchased during 2016	—
Shares vested during 2016	(370,570)
Shares subject to repurchase—June 30, 2016	4,039,591

On June 1, 2016, WMIH issued 212,765 restricted stock grants to members of the Board totaling $0.5 million of aggregate fair value.  The share price was determined based on the closing sales price of $2.35 on the date of the award. On April 28, 2015, WMIH issued 269,234 restricted stock grants to members of the Board totaling $0.7 million of aggregate fair value.  The share price was determined based on the closing sales price of $2.60 on the date of the award.  On May 15, 2015, WMIH issued a total of 1,777,778 restricted stock grants to each of William C. Gallagher and Thomas L. Fairfield.   The aggregate fair value of the 3,555,556 restricted stock grants issued totaled $9.8 million which was determined based on the closing sales price of $2.76 on the date of the award.  The fair market value of the EXEC Grants as of June 30, 2016 approximates $8.0 million as a result of the stock price of $2.22 per share at the close of the market on June 30, 2016 and the Exec Agreement additional share issuance feature described above.

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

As of June 30, 2016 and December 31, 2015, 206,380,800 and 206,168,035 shares, respectively, of WMIH’s common stock were issued and outstanding. As of June 30, 2016 and December 31, 2015, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. As of June 30, 2016 and December 31, 2015, 600,000 shares of the Series B Preferred Stock were issued and outstanding. As of June 30, 2016 and December 31, 2015, 61,400,000 warrants to purchase WMIH’s common stock were issued and outstanding.

See Note 12: Net Income Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of June 30, 2016, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $35.1 million and $37.8 million as of June 30, 2016 and December 31, 2015, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by trust agreements, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes and Indentures described in Note 7: Notes Payable.

Note 12: Net Income Per Common Share

In calculating earnings per share, the Company follows the two-class method, which distinguishes between the classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Series A Preferred Stock and Series B Preferred Stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as converted basis with respect to income available to WMIH common stockholders.

Basic net income per WMIH share attributable to common stockholders is computed by dividing net income attributable to WMIH’s common stockholders by the weighted average number of common shares outstanding for the period after subtracting the weighted average of any unvested restricted shares outstanding, as these shares are subject to repurchase.  Basic net income attributable to common stockholders is computed by deducting preferred dividends and the basic calculation of undistributed earnings attributable to participating securities from net income.

Diluted net income per WMIH share is computed by dividing net income attributable to WMIH’s common stockholders for the period by the weighted average number of common shares outstanding after subtracting the weighted average of any incremental unvested restricted shares outstanding and adding any potentially dilutive common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are comprised of the incremental common shares issuable upon the exercise of warrants for WMIH’s common stock and the potential conversion of preferred shares to common shares and the dilutive effect of unvested restricted stock. Diluted net income attributable to common stockholders is computed by deducting preferred dividends and the diluted calculation of undistributed earnings attributable to participating securities from net income.

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

The following table presents the calculation of basic net income per share for periods presented:

(in thousands, except per share data):

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Numerator for basic net income (loss) per share:
Net income (loss)	$22,409	$(73,483)	$77,959	$(67,982)
Less: Series B preferred stock dividends	4,500	4,500	9,000	8,748
Less: undistributed earnings attributed to participating securities (basic calculation)	10,367	—	39,932	—
Basic net income (loss) attributable to common stockholders	$7,542	$(77,983)	$29,027	$(76,730)
Denominator for basic net income (loss) per share:
Weighted-average shares outstanding	206,235,839	204,368,982	206,201,937	203,361,710
Weighted-average unvested restricted shares outstanding	(3,894,630)	(2,481,891)	(4,002,144)	(1,842,836)
Denominator for basic net income (loss) per share:	202,341,209	201,887,091	202,199,793	201,518,874
Basic net income (loss) per share attributable to common stockholders	$0.04	$(0.39)	$0.14	$(0.38)

The following table presents the calculation of diluted net income per share for periods presented:

(in thousands, except per share data):

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Numerator for diluted net income (loss) per share:
Net income (loss)	$22,409	$(73,483)	$77,959	$(67,982)
Less: Series B preferred stock dividends	4,500	4,500	9,000	8,748
Less: undistributed earnings attributed to participating securities (diluted calculation)	9,865	—	37,949	—
Diluted net income (loss) attributable to common stockholders	$8,044	$(77,983)	$31,010	$(76,730)
Denominator for diluted net income (loss) per share:
Weighted-average shares outstanding	206,235,839	204,368,982	206,201,937	203,361,710
Weighted-average unvested restricted shares outstanding	(3,894,630)	(2,481,891)	(4,002,144)	(1,842,836)
Effect of dilutive potential shares	34,540,870	—	35,172,388	—
Denominator for diluted net income (loss) per share:	236,882,079	201,887,091	237,372,181	201,518,874
Diluted net income (loss) per share attributable to common stockholders	$0.03	$(0.39)	$0.13	$(0.38)

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

	Potential dilution to common
	Minimum shares	Maximum shares
Restricted shares subject to vesting	4,039,591	4,087,639
Series A Preferred Stock	10,065,629	10,065,629
Warrants outstanding	61,400,000	61,400,000
Series B Preferred Stock	266,666,667	342,857,143
Potential dilutive shares if converted to common	342,171,887	418,410,411

Note 13: Fair Value Measurement

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of June 30, 2016:

Liabilities	Level 1	Level 2	Level 3	June 30, 2016
Derivative liability - embedded conversion feature	$—	$—	$42,018	$42,018

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of December 31, 2015:

Liabilities	Level 1	Level 2	Level 3	December 31, 2015
Derivative liability - embedded conversion feature	$—	$—	$120,848	$120,848

The following table shows the change in Level 3 liability measured at fair value on a recurring basis for the year ended December 31, 2015 and the six months ended June 30, 2016:

Derivative liability embedded conversion feature
Balance, January 1, 2015	$—
Issuance during 2015	66,227
Unrealized loss on change in fair value	54,621
Balance, December 31, 2015	120,848
Issuance during 2016	—
Unrealized (gain) on change in fair value	(78,830)
Balance, June 30, 2016	$42,018

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

We use a binomial lattice option pricing model to value the embedded conversion feature that is subject to fair value liability accounting. The key inputs which we utilize in the determination of the fair value as of the reporting date include our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the convertible preferred securities, which we estimated at 40% for both June 30, 2016 and December 31, 2015, and risk-free interest rate, which was estimated at 0.4% as of June 30, 2016 and 0.6% as of December 31, 2015. In addition, the model requires the input of an expected probability of occurrence, which we estimated at 90% for both June 30, 2016 and December 31, 2015, and the timing of a Qualified Acquisition which initiates the mandatory conversion, which we estimated at 9 months from June 30, 2016 and 12 months from December 31, 2015. The fair value of the embedded conversion feature liability is revalued each balance sheet date utilizing our model computations with the decrease or increase in fair value being reported in the statement of operations as unrealized gain or (loss) on change in fair value of derivative liability - embedded conversion feature, respectively. The primary factors affecting the fair value of the embedded conversion feature liability are the probability of occurrence and timing of a Qualified Acquisition, our stock price and our stock price volatility. In addition, the use of a model requires the input of subjective assumptions, and changes to these assumptions could provide differing results.

Our reported net income was approximately $78.0 million for the six months ended June 30, 2016. If the closing stock price of our common stock had been 10% lower, our net income would have been approximately $40.5 million higher. If the closing stock price of our common stock had been 10% higher, our net income would have been approximately $43.5 million lower. If our volatility assumption on June 30, 2016 had been 10% lower, our net income would have been approximately $5.6 million higher and if our volatility assumption had been 10% higher, our net income would have been approximately $4.3 million lower. If our probability of a transaction occurring assumption on June 30, 2016 had been 10% lower, our net income would have been approximately $4.7 million higher and if our probability of a transaction occurring assumption had been 10% higher, our net income would have been approximately $4.7 million lower.

Note 14: Subsequent Events

On July 1, 2016, WMIH through the trustee and collateral agent of the Second Lien Notes made a partial redemption of Second Lien Notes in the amount of approximately $0.9 million.  In addition, WMIH authorized approximately $10 thousand of interest due on the Second Lien Notes which was paid in cash.  The principal balance of the Second Lien Notes, after this partial redemption, is projected to total $19.6 million as of July 1, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes, included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2016 and 2015 and financial condition as of June 30, 2016 and December 31, 2015 (dollars in thousands, except per share data and as otherwise indicated).

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

WMIH is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC”) and WMI Investment Corp. (“WMIIC”).  Since emergence from bankruptcy on March 19, 2012 (the “Effective Date”), we had limited operations other than WMMRC’s legacy reinsurance business, which is being operated in runoff mode. We continue to operate WMMRC’s business in runoff mode and our primary strategic objective is to consummate one or more acquisitions of an operating business, either through a merger, purchase, business combination or other form of acquisition, and grow our business.

Until such time as an acquisition is consummated, we intend to continue to seek, identify and evaluate acquisition opportunities of varying sizes across a broad array of industries for the purpose of facilitating an acquisition by WMIH of one or more operating businesses. Our management team meets regularly with the Corporate Strategy and Development Committee of our Board of Directors (the “CS&D Committee”) to discuss and evaluate potential acquisition targets. During the six months ended June 30, 2016 and the year ended December 31, 2015, the CS&D Committee met formally and informally numerous times to assess various opportunities. In 2015 and 2016, we have focused primarily on acquisition targets in the financial services industry, including targets with consumer finance, commercial finance, specialty finance, leasing and insurance operations.

On January 5, 2015, WMIH announced that it had completed an offering (the “Series B Preferred Stock Financing”) of 600,000 shares of its 3% Series B Convertible Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”) in the amount of aggregate gross proceeds equal to $600 million, pursuant to a Purchase Agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc. (“Citi”) and KKR Capital Markets LLC (“KCM”), an affiliate of KKR Fund Holdings L.P. (“KKR Fund”) and KKR Management Holdings L.P. (“KKR Management”). The net proceeds from the Series B Preferred Stock Financing in the amount of $598.5 million were deposited into an escrow account and initially invested in United States government securities having a maturity of 180 days or less, in certain money market funds, or cash items.  The net proceeds of the Series B Preferred Stock Financing will be released from escrow to us from time to time in amounts needed to finance our efforts to explore and fund, in whole or in part, acquisitions whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses. For further information on the Series B Preferred Stock Financing, see Note 9: Capital Stock, to the condensed consolidated financial information in Item 1 of Part I of this Quarterly Report on Form 10-Q.

During the year ended December 31, 2015, WMIH identified a potential acquisition opportunity and participated in a competitive sale process with respect to an operating division of a public company. However, we were not able to reach a definitive agreement for the transaction and discussions ceased on October 13, 2015.  In connection with the foregoing, the Company expended time and resources to explore this potential acquisition, including the incurrence of approximately $11.1 million in fees and expenses for financial advisory, legal and consulting services. As permitted under the terms of the Series B Preferred Stock Financing, the fees and costs associated with the exploration of this acquisition opportunity were paid using a portion of the proceeds of the Series B Preferred Stock Financing.  WMIH will continue to evaluate acquisition opportunities and work with our strategic partner, an affiliate of KKR & CO. L.P. (together with its affiliates, “KKR”), to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities. As of June 30, 2016, we had not consummated an acquisition and we can provide no assurances that we will successfully consummate a transaction and, if so, on what terms.

In connection with our stated objective to consummate one or more acquisitions of an operating business, we may explore various financing alternatives to fund our external growth strategy, including further improving our capital structure, which may include increasing, reducing and/or refinancing debt, amending the terms of outstanding preferred stock, pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing stockholders, launching an exchange offer, and pursuing other transactions involving our outstanding securities.

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

Beginning in 2006, the U.S. housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. Beginning in 2012, home prices began to rise again.  The current outlook for the housing market is cautiously optimistic with historically low interest rates, steady employment growth, increased household formation rates and less restrictive credit conditions. Nevertheless, WMMRC’s operating environment remains somewhat uncertain as much of its results over the next few years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008. However, its financial exposure to that environment has been reduced as the remaining net aggregate risk exposure has decreased due to the runoff nature of its operations.

Our wholly owned subsidiary WMIIC has no assets or liabilities and we are beginning the process of dissolving this entity.

Our Financial Information

The financial information in this Quarterly Report on Form 10-Q has been derived from our condensed consolidated financial statements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in the accompanying condensed consolidated financial statements describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, our values under fresh start accounting, the resulting loss contract reserve and the valuation of the derivative liability relating to the embedded conversion feature on the Series B Preferred Stock. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

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

Results of Operations for the three and six months ended June 30, 2016 and June 30, 2015

For the three and six months ended June 30, 2016, we reported net operating losses of $0.5 million and $0.9 million, respectively.  This compares to net operating income of $0.7 million and a net operating loss of $1.1 million for the three and six months ended June 30, 2015, respectively.  The components that gave rise to net operating losses for the three and six months ended June 30, 2016 and for the three and six months ended June 30, 2015 are summarized in the table below under the Net (Loss) Income section.  The most significant variances between the comparative three month periods ended June 30, 2016 and June 30, 2015 include (i) a reduction in revenue of approximately $0.1 million, (ii) a reduction in interest expense of $0.3 million, (iii) a net decrease in underwriting expense of $0.1 million, (iv) a decrease in our general and administrative expenses of $0.8 million and (v) a reduction of the loss contract reserve of $0.5 million during the three months ended June 30, 2016 versus a decrease of $2.7 million during the same period in 2015.   The most significant variances between the comparative six month periods ended June 30, 2016 and June 30, 2015 include (i) a reduction in revenue of approximately $0.3 million, (ii) a reduction in interest expense of $0.5 million, (iii) a net increase in underwriting expense of $0.8 million, (iv) a decrease in our general and administrative expenses of $1.8 million, and (v) a reduction of the value of the loss contract reserve during the six months ended June 30, 2016 of $1.8 million versus a decrease of $2.7 million during the same period in 2015.

For the three and six months ended June 30, 2016, we reported net income attributable to common and participating shareholders of $17.9 million and $69.0 million as compared to net losses attributable to common and participating shareholders of $78.0 million and $76.7 million for the three and six months ended June 30, 2015, respectively. This $95.9 million positive change in results when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015 and the $145.7 million positive change in results when comparing the six months ended June 30, 2016 to the six months ended June 30, 2015, is primarily the result of the change in fair market value of an embedded derivative.  This embedded derivative was recorded as a result of the variable conversion feature in our Series B Preferred Stock and the change in fair market value is reflected on our condensed consolidated statements of operations as the other income item “change in fair value of derivative liability - embedded conversion feature” which resulted in $22.9 million and $78.8 million of other income for the three and six months ended June 30, 2016, respectively, compared to other expense of $82.5 million and $75.2 million for the three and six months ended June 30, 2015, respectively. This item is solely attributable to a change in fair market value of the derivative liability – embedded conversion feature and is a non-cash item.  The fair value of this derivative liability is analyzed each period and should not be relied upon to produce changes of this magnitude on an on-going basis as it could also result in a non-cash expense or benefit in future periods.  The fair value of the embedded conversion feature will become additional paid in capital upon conversion of the Series B Preferred Stock, or be reduced to zero upon redemption of the Series B Preferred Stock, as the case may be. For additional details on the derivative liability – embedded conversion feature, see Note 9: Capital Stock and Note 13: Fair Value Measurement to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition to this charge, several other items had an impact on earnings for the three and six months ended June 30, 2016, including decreased general and administrative expenses and decreased interest expense.  The interest expense decreased as a result of the significant reductions in our Runoff Note balances discussed further below.  Our revenues decreased, as expected, due to the status of our primary operating subsidiary, WMMRC, operating in runoff mode and the decreasing amount of assets under trust that resulted from prior commutations of reinsurance agreements. Underwriting expenses were higher on a comparative basis, primarily due to increases in Premium Deficiency Reserves in the six months ended June 30, 2016 and decreases in Premium Deficiency Reserves during the six months ended June 30, 2015 as further described below in this Item 2 under “Losses or Benefits Incurred and Losses and Loss Adjustment Expenses.”

The total revenue for the three and six months ended June 30, 2016 was $1.4 million and $2.9 million, respectively, compared to revenue of $1.5 million and $3.2 million, respectively, for the three and six months ended June 30, 2015. The decrease in revenue is attributable to WMMRC continuing to operate in runoff mode and previously consummated commutations of reinsurance agreements. In addition, because WMMRC is operating in runoff mode, we expect premiums-earned revenue to continue to decrease, as no new business is being undertaken.

Underwriting expenses or recoveries (defined as losses and loss adjustment expenses and ceding commission expenses) decreased by $0.1 million to a $0.2 million expense for the three months ended June 30, 2016 compared to an expense of $0.3 million for the three months ended June 30, 2015. Underwriting expenses or recoveries decreased by $0.8 million to a $0.7 million expense for the six months ended June 30, 2016 compared to a benefit of $0.1 million for the six months ended June 30, 2015. These changes in expense are related to the operation of WMMRC in runoff mode and the corresponding decrease in revenues and the change in Premium Deficiency Reserves as further described below in this Item 2 under “Losses or Benefits Incurred and Losses and Loss Adjustment Expenses.” As more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves based on ceded case reserves and incurred but not recorded (“IBNR”) loss levels established and reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its estimate of aggregate liability for unpaid losses and loss adjustment expenses as of June 30, 2016, represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of June 30, 2016, the loss contract reserve was analyzed and determined to have a value of $7.8 million. The value of this reserve was $9.6 million at December 31, 2015.  The value of the loss contract reserve decreased by $0.5 million and $1.8 million, respectively, during the three and six months ended June 30, 2016 and decreased by $2.7 million during the three and six months ended June 30, 2015.  Consequently, there was a related reduction of expenses relating to the change in value of the loss contract reserve for the three and six months ended June 30, 2016 and June 30, 2015.  The loss contract reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization.

For the three and six months ended June 30, 2016, our investment portfolio reported net investment income of $0.6 million and $1.2   million, respectively, as compared to net investment income of $0.1 million and $0.5 million, respectively, for the three and six months ended June 30, 2015. The components of the investment income are more fully described below in the Net Investment Income section.

General and Administrative Expenses

For the three and six months ended June 30, 2016, our general and administrative expenses totaled $1.5 million and $3.5 million, respectively, compared to general and administrative expenses totaling $2.3 million and $5.3 million, respectively, for the same periods in 2015.  The reduction primarily relates to the additional expenses incurred in connection with our satisfaction of post-closing covenants in the Series B Preferred Stock Financing, including the reincorporation in the State of Delaware that occurred in 2015 and which were not incurred in 2016.

Interest Expense

For the three and six months ended June 30, 2016, we incurred $0.7 million and $1.4 million, respectively, of interest expense on the Runoff Notes, which is further described below in this Item 2 under “Notes Payable.” This compares to $1.0 million and $1.9 million, respectively, of interest expense, all of which related to the Runoff Notes, which was incurred during the same period in 2015.  The interest related to Runoff Notes decreased primarily due to the reduction of Runoff Note principal balances by $1.3 million during the six months ended June 30, 2016 and by $9.5 million during the year ended December 31, 2015.  As of April 27, 2015, the First Lien Notes were fully redeemed by the Company and the First Lien Indenture was satisfied and discharged.   Because sufficient Runoff Proceeds have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment. For the six months ended June 30, 2016, no PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $1.4 million of interest was paid in cash. For the six months ended June 30, 2015, $0.9 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $1.0 million of interest was paid in cash.

Net (Loss) Income

Net operating losses for the three and six months ended June 30, 2016 totaled $0.5 million and $0.9 million, respectively, compared to net operating income of $0.7 million and a net operating loss of $1.1 million, respectively, for the three and six months ended June 30, 2015. The primary factors impacting the change in net operating income (loss) for the periods are summarized in the tables below.

For the three and six months ended June 30, 2016, we reported net income attributable to common and participating stockholders of $17.9 million and $69.0 million, respectively.  This result compares to net loss attributable to common and participating stockholders of $78.0 million and $76.7 million, respectively, for the three and six months ended June 30, 2015.

Three months ended June 30, 2016 versus three months ended June 30, 2015 summary of change in net operating (loss) income and net income attributable to common and participating stockholders (in thousands):

	Three months ended
	June 30, 2016	June 30, 2015	Percentage change	Dollar value change
Net revenues	$1,389	$1,470	-6%	$(81)
Underwriting expenses (benefit) (net)	213	343	38%	130
General and administrative expenses	1,492	2,306	35%	814
Loss contract reserve change	(435)	(2,783)	-84%	(2,348)
Interest expense	665	951	30%	286
Net operating (loss) income	(546)	653	-184%	(1,199)
Other income	—	8,322	-100%	8,322
Unrealized gain (loss) on change in fair value of derivative liability - embedded conversion feature	22,955	(82,458)	128%	105,413
Redeemable convertible series B preferred stock dividends	(4,500)	(4,500)	0%	—
Net income (loss) attributable to common and participating stockholders	$17,909	$(77,983)	123%	$95,892

Six months ended June 30, 2016 versus six months ended June 30, 2015 summary of change in net operating (loss) income and net income attributable to common and participating stockholders (in thousands):

	Six months ended
	June 30, 2016	June 30, 2015	Percentage change	Dollar value change
Net revenues	$2,889	$3,220	-10%	$(331)
Underwriting expenses (benefit) (net)	678	(75)	-1004%	(753)
General and administrative expenses	3,521	5,279	33%	1,758
Loss contract reserve change	(1,797)	(2,783)	35%	(986)
Interest expense	1,358	1,905	29%	547
Net operating (loss)	(871)	(1,106)	21%	235
Other income	—	8,322	100%	8,322
Unrealized gain (loss) on change in fair value of derivative liability - embedded conversion feature	78,830	(75,198)	205%	154,028
Redeemable convertible series B preferred stock dividends	(9,000)	(8,748)	-3%	(252)
Net income (loss) attributable to common and participating stockholders	$68,959	$(76,730)	190%	$145,689

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

Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Premiums assumed	$626	$1,325	$1,224	$2,514
Change in unearned premiums	165	17	416	177
Premiums earned	$791	$1,342	$1,640	$2,691

For the three and six months ended June 30, 2016, premiums earned totaled $0.8 million and $1.6 million, respectively, a decrease of $0.5 million and $1.1 million, respectively, when compared to premiums earned of $1.3 million and $2.7 million, respectively, for the three and six months ended June 30, 2015. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the three and six months ended June 30, 2016 and June 30, 2015, respectively, are provided in the following table:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Losses and loss adjustment expense (benefit)	$132	$223	$519	$(318)

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

For the three and six months ended June 30, 2016, the loss ratios were 17% and 32% respectively, compared to a loss ratio of 17% and a benefit ratio of 12%, respectively, for the three and six months ended June 30, 2015. The loss or benefit ratio is calculated by dividing incurred benefit or losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. Loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Beginning in 2013, a majority of WMMRC’s reinsurance arrangements for the 2005 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015
Case-basis reserves	$926	$4,193
IBNR reserves	1	75
Premium deficiency reserves	1,266	795
Total losses and loss adjustment reserves	$2,193	$5,063

Losses and loss adjustment reserve activity are as follows for the periods ended June 30, 2016 and December 31, 2015, respectively:

	Six months ended June 30, 2016	Year ended December 31, 2015
Balance at beginning of period	$5,063	$18,947
Incurred or (released) - prior periods	519	(1,115)
Paid or terminated - prior periods	(3,389)	(12,769)
Total losses and loss adjustment reserves	$2,193	$5,063

Net Investment Income

A summary of our net investment income for the periods ended June 30, 2016 and 2015, respectively, is as follows:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(51)	$(144)	$(173)	$(323)
Investment income on fixed-maturity securities	241	326	559	739
Interest income on cash and cash equivalents	367	62	695	119
Realized net gain from sale of investments	5	81	1	267
Unrealized gain (loss) on trading securities held at period end	36	(197)	167	(273)
Net investment income	$598	$128	$1,249	$529

Federal Income Taxes

The Company has no current tax liability due as a result of its tax loss position for periods ended June 30, 2016, June 30, 2015 and December 31, 2015. More detailed information regarding the Company’s tax position including net operating loss (“NOL”) carry forwards is provided in Note 6: Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2015 and in Note 5: Income Taxes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to mortgage insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the periods ended June 30, 2016 and December 31, 2015 associated with the Company’s tax liability from the current or preceding periods.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, changes in value of loss contract reserves and embedded derivatives, net operating losses and unrealized gains and losses on investments.

We believe WMIH experienced an ownership change under Section 382 of the Code in connection with its bankruptcy plan becoming effective. Prior to emergence from bankruptcy, WMI abandoned the stock of Washington Mutual Bank, thereby generating a worthless stock deduction of approximately $8.37 billion, which gave rise to a NOL carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2015 was approximately $6.00 billion and at June 30, 2016 we believe that there was no limit under Section 382 of the Code on the use of these NOLs. As of June 30, 2016 and December 31, 2015, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We hold investments at both WMIH and WMMRC and the two portfolios consist entirely of fixed income instruments, excluding funds in overnight money market funds totaling $88.0 million and $99.1 million as of June 30, 2016 and December 31, 2015, respectively. In addition, at June 30, 2016 and December 31, 2015, respectively, the Company held $0.9 million and less than $1.0 thousand of restricted cash in the “Collateral Account” (described below in this Item 2 under “Notes Payable”) established by the Company as required under the Indentures for the benefit of the runoff noteholders. The Company held $572.1 million and $571.4 million of restricted cash from the Series B Preferred Stock Financing in its escrow account at June 30, 2016 and December 31, 2015, respectively.

The value of the consolidated Company’s total cash and investments decreased during the six months ended June 30, 2016. Cash and investments, which excludes restricted cash of $573.0 million and $571.4 million at June 30, 2016 and December 31, 2015, respectively, totaled $94.4 million and $112.7 million at June 30, 2016 and December 31, 2015, respectively. The primary factors that contributed to this decrease in investments were (i) the payment of a total of $9.0 million in Series B Preferred Stock cash dividends during the six months ended June 30, 2016; (ii) the transfer by management of excess capital from WMMRC to reduce indebtedness; and (iii) the payment of cash for reserved losses by WMMRC.

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

During the six months ended June 30, 2016 and the year ended December 31, 2015, we transferred $3.1 million and $9.9 million, respectively, of corporate securities that mature within 12 months from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for additional information regarding our investment securities.

WMIH

WMIH’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income.  WMIH primarily invests in fixed maturity securities and at June 30, 2016 and at December 31, 2015, WMIH has $55.0 million and $62.9 million, respectively, of investments in obligations of U.S. government sponsored enterprises, all of which will mature within the next 12 months.  WMIH also had $3.1 million and $7.0 million of cash and cash equivalents at June 30, 2016 and December 31, 2015, respectively.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income. At June 30, 2016, approximately 90% of WMMRC’s cash and investments were held in four trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, excluding funds in overnight money market instruments, was valued at approximately $33.0 million and $36.2 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, approximately 33% of the portfolio consisted of securities that will mature within the next 12 months and the remainder of the securities will mature between one and four years from June 30, 2016. WMMRC also had $3.3 million cash and cash equivalents at June 30, 2016.

Liquidity and Capital Resources

General

WMIH is organized as a holding company with limited operations of its own. With respect to its own operations, WMIH’s continuing cash needs are limited to the payment of general and administrative expenses, costs related to possible acquisitions, dividends on the Series B Preferred Stock and principal and interest payments on the Runoff Notes described below in this Item 2 under “Notes Payable.” Interest and principal payments on the Runoff Notes are payable solely from Runoff Proceeds (as defined in the Indentures) received by WMIH from WMMRC from time to time. Except in limited circumstances described in Note 7: Notes Payable to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Runoff Notes are nonrecourse to WMIH. In addition, our significant business operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs, but is being operated in runoff and has not written any new business since September 26, 2008. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIH does not currently expect to pay dividends on its common shares.

In regard to the Series B Preferred Stock, we are required (if and when declared by our Board and until the Series B Preferred Stock is converted, redeemed or repurchased) to pay cumulative regular dividends out of funds legally available therefor at an annual rate of 3% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock. WMIH has declared and paid $9.0 million, $8.0 million and $17.0 million of dividends on its Series B Preferred Stock during the six months ended June 30, 2016, June 30, 2015 and the year ended December 31, 2015, respectively, and has accrued an additional $0.7 million of dividends based on the 3% interest rate during each of the six months ended June 30, 2016, June 30, 2015 and the year ended December 31, 2015, respectively.

The payment of $9.0 million in dividends on our Series B Preferred Stock was our single largest use of cash during the six months ended June 30, 2016. This dividend obligation is likely to continue to be a significant financial obligation of the Company until we either consummate a Qualified Acquisition or redeem or repurchase the Series B Preferred Stock.

Unless previously converted into common stock, we are required to redeem the Series B Preferred Stock on January 5, 2018 (the “Redemption Date”) in the event we have not consummated a Qualified Acquisition. In addition, we are required to offer to repurchase (if not previously converted) the Series B Preferred Stock upon a Change of Control (as such term is defined in the Certificate of Designation creating the Series B Preferred Stock). The aggregate redemption costs, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600 million, plus accrued and unpaid dividends, if any, whether or not declared.  We continue to work diligently to pursue and consummate a Qualified Acquisition prior to the Redemption Date, which would result in the conversion of all of the Series B Preferred Stock into common stock.  However, in the event we are unable to consummate a Qualified Acquisition, the redemption or repurchase of the Series B Preferred Stock would substantially deplete our available cash for acquisitions and business operations and could have a material adverse effect on our financial condition and business operations.  There can be no assurance that we will complete a Qualified Acquisition prior to the Redemption Date.

We may explore various financing alternatives to fund our external growth strategy, including improving our capital structure, which may include increasing, reducing and/or refinancing debt, amending the terms of outstanding preferred stock, pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing stockholders, launching an exchange offer, and pursuing other transactions involving our outstanding securities. There can be no assurance that any such future transaction will occur or, if so, on what terms.

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

Our current sources of liquidity include premium receipts, investment income, cash on hand, and approximately $572.1 million restricted cash held in escrow received by WMIH in connection with the Series B Preferred Stock Financing and investment securities. Because of the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest and principal obligations on the Runoff Notes (only if WMIH is in receipt of Runoff Proceeds; otherwise WMIH pays interest using the “payment-in-kind” (“PIK”) option available under the Indentures) and general and administrative expenses.

The Company monitors operating activities, forecasts liquidity needs and adjusts composition of investment securities in order to address liquidity needs. The Company currently has negative quarterly cash flows primarily due to loss expenses at WMMRC, general and administrative costs, interest payable on Second Lien Notes and dividend payments on the Series B Preferred Stock. As a result, the Company maintains a very high quality and short duration investment portfolio in order to match its liability profile at both levels of the consolidated organization.

WMMRC has net assets totaling $35.1 million and $37.8 million as of June 30, 2016 and December 31, 2015, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by the trust arrangements referenced above, and the requirement that the Insurance Commissioner of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Capital Structure and Management

WMIH’s capital structure consists of stockholders’ equity, Series B Preferred Stock proceeds held in escrow and classified as mezzanine and $20.4 million of term debt as of June 30, 2016 represented by the Second Lien Notes and governed by the terms of the Second Lien Indenture. We issued term debt of $130.0 million represented by the Runoff Notes on the Effective Date. As of June 30, 2016, this term debt has subsequently decreased by a net amount of $109.6 million as a result of principal payments totaling $129.0 million net of PIK Notes which have been issued totaling $19.4 million, resulting in a remaining principal balance equal to $20.4 million.  First Lien Notes were redeemed in their entirety on April 27, 2015 and the First Lien Indenture was satisfied and discharged.

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. Prior to reincorporation, WMIH was authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share.  Upon reincorporation in Delaware, which is more fully described in Note 1: The Company and its Subsidiaries to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and pursuant to WMIH’s Amended and Restated Certificate of Incorporation, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of June 30, 2016, 206,380,800 shares of WMIH’s common stock were issued and outstanding, and 1,600,000 shares of its preferred stock were issued and outstanding.

On January 30, 2014, pursuant to an Investment Agreement, WMIH issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $11.1 million and warrants to purchase 61,400,000 shares of WMIH’s common stock, 30,700,000 of which have an exercise price of $1.32 per share and 30,700,000 of which have an exercise price of $1.43 per share. The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH. The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH, either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC 470, a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and as an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the warrants, has received other rights pursuant to the Investor Rights Agreement as more fully described in Note 9: Capital Stock, to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On January 5, 2015, WMIH announced that it had completed the Series B Preferred Stock Financing and issued 600,000 shares of Series B Preferred Stock for aggregate gross proceeds of $600.0 million, pursuant to the Purchase Agreement with Citi and KCM  (together the “Initial Purchasers”). In connection with the Series B Preferred Stock Financing, WMIH entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent, pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598.5 million representing the net proceeds of the Series B Preferred Stock Financing less offering fees payable on January 5, 2015 but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds will be released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to, among other things, explore and/or fund, in whole or in part, acquisitions, whether completed or not. The entire net proceeds will be released from escrow as instructed by WMIH upon a Qualified Acquisition (as defined in the Escrow Agreement).

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

While WMIH is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Commissioner of the State of Hawaii. As of June 30, 2016, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Commissioner of the State of Hawaii. In addition, the Second Lien Indenture imposes restrictions on WMMRC business activities. During the six months ended June 30, 2016 and the year ended December 31, 2015, WMMRC paid $3.6 million and $19.9 million in dividends to WMIH which were deposited into the Collateral Account (as defined below) and were distributed in accordance with the Indentures.

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

WMIH will, and has agreed to cause WMMRC to, deposit all distributions, dividends or other receipts in respect of Runoff Proceeds Distributions (as defined in the Indentures) on the date paid to WMIH in the Collateral Account established in accordance with the terms of the Indentures. On any interest payment date, payments are made from the Collateral Account and from any other Runoff Proceeds Distributions in the priority set forth in the Indentures. Generally, under the Indentures payments are required to be made first to the Trustees for any fees and expenses, then to WMIH for an amount equal to the Issuer Priority Amount (as defined in the Indentures), then to the holders of the First Lien Notes for interest and principal, then to WMIH for an amount equal to the Issuer Secondary Amount (as defined in the Second Lien Indenture), and lastly to the holders of the Second Lien Notes for interest and principal.  After payment in full of all interest and principal to the holders of the First Lien Notes and Second Lien Notes, all amounts on deposit in the Collateral Account and any other Runoff Proceeds will be paid to WMIH. As of June 30, 2016, the Issuer Priority Amount, the First Lien Runoff Notes, and the Issuer Secondary Amount have been paid in full and the First Lien Indenture has been discharged and satisfied.  The obligations created by the Runoff Notes are nonrecourse to WMIH except for certain actions for specific performance and in certain limited circumstances as more fully described in Section 7.16 of the Indentures with respect to Runoff Proceeds Distributions in the Collateral Account or for failure to comply with certain specified covenants relating to (i) the deposit of Runoff Proceeds in the Collateral Account, (ii) payment of Runoff Proceeds in the Collateral Account in accordance with the order of priority established in the Indentures, (iii) failure to seek to obtain the appropriate regulatory approval to permit the dividend of Runoff Proceeds to WMIH and (iv) the failure to cause WMMRC to deposit Runoff Proceeds into a segregated account.

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. The aggregate face amount of PIK Notes issued as of June 30, 2016 and December 31, 2015 totaled approximately $19.4 million at the end of both periods. Total outstanding principal amounts under these notes totaled approximately $20.4 million and $21.7 million as of June 30, 2016 and December 31, 2015, respectively. Approximately $1.3 million and $9.5 million of Runoff Note principal was paid during the six months ended June 30, 2016 and during the year ended December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, respectively, the Collateral Account contained $0.9 million and less than $1.0 thousand of cash received from WMMRC which was or will be ultimately used for administrative expenses and interest and principal payments on the Runoff Notes in accordance with the Indentures.

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

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $0.7 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively. The expense and related income eliminate on consolidation.

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees to the Company. The TSA provided the Company with office space (prior to the Company entering into its own lease) for its current employees and continues to provide basic infrastructure and support services to facilitate the Company’s operations. The TSA as amended, extends the term of the agreement through October 31, 2016, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

During the year ended December 31, 2015, WMIH had other income of $7.8 million as a result of its receipt of net Litigation Proceeds related to the D&O Litigation.  As of June 30, 2016, $2.5 million remains in the RSA Reserve.  Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future.

As of June 30, 2016, WMIH has not received any Litigation Proceeds, other than as described above, and there can be no assurance that WMIH will receive any distributions on account of Litigation Proceeds in the future.

As a member of the Litigation Subcommittee of the Trust, Mr. Willingham, who serves as a WMIH Board member and Chairman of the WMIH Audit Committee, participates in overseeing the prosecution of recovery claims by the Trust.

As a result of the Company’s reorganization in bankruptcy, an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract reserve totaling $63.1 million was recorded on the Effective Date. The Company adopted the fair value option relative to this reserve. The reserve will be evaluated at each reporting date for changes to its value. As of June 30, 2016 and December 31, 2015, the loss contract reserve was analyzed and determined to have a value of $7.8 million and $9.6 million, respectively.  The value of this reserve decreased by $1.8 million during the six months ended June 30, 2016 and decreased by $2.7 million during the six months ended June 30, 2015. The value of this reserve will ultimately be reduced to zero, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see Note 2: Significant Accounting Policies in Item 1 of Part I of this Quarterly Report on Form 10-Q.

In conjunction with the Series B Preferred Stock Financing, the Company is contractually committed to make certain fee payments if future events occur.  These fees are recorded and presented on our condensed consolidated balance sheets as other liabilities. The total balance of $13.9 million of other liabilities is comprised of $12.3 million of accrued fees relating to the Series B Preferred Stock Financing, an accrual for professional fees currently payable of approximately $0.9 million, $0.7 million of accrued dividends relating to the Series B Preferred Stock and several small accruals for recurring business expenses.

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

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2016, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of June 30, 2016, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in our risk factors from those disclosed in such Annual Report.

Item 6.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of WMIH Corp.	8-K12G3	3.1	5/13/15

3.2	Amended and Restated Bylaws of WMIH Corp.	8-K12G3	3.2	5/13/15

12.1	Statement RE: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends				X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMIH CORP.
(Registrant)
Dated: August 5, 2016	By:	/s/ William C. Gallagher
	Name:	William C. Gallagher
	Title:	Chief Executive Officer
Dated: August 5, 2016	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer