Form 10-Q
period 2016-09-30
WMIH CORP.
filed 2016-11-04
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	206,380,800
(Class)	(Outstanding at November 1, 2016)

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

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2016	December 31, 2015 (1)
ASSETS:
Investments held in trust:
Fixed-maturity securities	$29,495	$32,571
Cash equivalents held in trust	2,329	3,687
Total investments held in trust	31,824	36,258
Cash and cash equivalents	3,029	9,924
Fixed-maturity securities	52,964	66,484
Restricted cash	572,916	571,440
Accrued investment income	253	235
Other assets	989	719
Total assets	$661,975	$685,060
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$19,558	$21,743
Notes payable - interest	212	236
Losses and loss adjustment reserves	2,330	5,063
Losses payable	10	405
Unearned premiums, net	298	761
Accrued ceding commissions	25	33
Loss contract reserve	7,261	9,623
Derivative liability - embedded conversion feature	58,261	120,848
Other liabilities	13,731	14,357
Total liabilities	101,686	173,069
Commitments and contingencies
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015; aggregate liquidation preference of $600,000,000 as of September 30, 2016 and December 31, 2015	502,213	502,213
Stockholders’ equity:
Convertible series A preferred stock, $0.00001 par value; 1,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015; aggregate liquidation preference of $10 as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 3,500,000,000 authorized; 206,380,800 and 206,168,035 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	108,241	107,757
Accumulated (deficit)	(50,167)	(97,981)
Total stockholders’ equity	58,076	9,778
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$661,975	$685,060

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) Balances derived from audited financial statements as of December 31, 2015.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts and share data)

(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Revenues:
Premiums earned	$786	$1,247	$2,426	$3,938
Net investment income	498	241	1,747	770
Total revenues	1,284	1,488	4,173	4,708
Operating expenses:
Losses and loss adjustment expense (benefit)	183	(40)	702	(358)
Ceding commission expense	75	110	234	353
General and administrative expense	1,357	13,204	4,878	18,483
Loss contract reserve change	(565)	—	(2,362)	(2,783)
Interest expense	636	937	1,994	2,842
Total operating expense	1,686	14,211	5,446	18,537
Net operating (loss)	(402)	(12,723)	(1,273)	(13,829)
Other expense (income):
Other expense (income)	—	477	—	(7,845)
Unrealized loss (gain) on change in fair value of derivative liability - embedded conversion feature	16,243	(9,281)	(62,587)	65,917
Total other expense (income)	16,243	(8,804)	(62,587)	58,072
(Loss) income before income taxes	(16,645)	(3,919)	61,314	(71,901)
Income tax expense (benefit)	—	—	—	—
Net (loss) income	(16,645)	(3,919)	61,314	(71,901)
Redeemable convertible series B preferred stock dividends	(4,500)	(4,500)	(13,500)	(13,248)
Net (loss) income attributable to common and participating stockholders	$(21,145)	$(8,419)	$47,814	$(85,149)
Basic net (loss) income per share attributable to common stockholders (Note 12)	$(0.10)	$(0.04)	$0.10	$(0.42)
Shares used in computing basic net (loss) income per share	202,341,209	201,970,639	202,247,275	201,671,117
Diluted net (loss) income per share attributable to common stockholders (Note 12)	$(0.10)	$(0.04)	$0.09	$(0.42)
Shares used in computing diluted net (loss) income per share	202,341,209	201,970,639	237,575,014	201,671,117

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated earnings (deficit)	Total stockholders’ equity
Balance at January 1, 2015	—	$—	1,000,000	$—	202,343,245	$2	$106,628	$(18,400)	$88,230
Net (loss) from January 1, 2015 to December 31, 2015	—	—	—	—	—	—	—	(61,833)	(61,833)
Issuance of redeemable convertible series B preferred stock, net of offering costs	600,000	502,213	—	—	—	—	—	—	—
Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(17,748)	(17,748)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	3,824,790	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	1,129	—	1,129
Balance at December 31, 2015	600,000	502,213	1,000,000	—	206,168,035	2	107,757	(97,981)	9,778
Net income from January 1, 2016 to September 30, 2016	—	—	—	—	—	—	—	61,314	61,314
Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(13,500)	(13,500)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	212,765	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	484	—	484
Balance at September 30, 2016	600,000	$502,213	1,000,000	$—	206,380,800	$2	$108,241	$(50,167)	$58,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flows from operating activities:
Net income (loss)	$61,314	$(71,901)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization of premium or discount on fixed maturity securities	247	454
Net realized (gain) on sale of investments	(19)	(319)
Unrealized (gain) loss on trading securities	(83)	311
Unrealized (gain) loss on derivative liability - embedded conversion feature	(62,587)	65,917
Equity-based compensation	484	961
Changes in assets and liabilities:
Accrued investment income	(18)	193
Other assets	(270)	17
Cash equivalents held in trust	1,358	5,769
Restricted cash	(1,476)	(579,927)
Losses and loss adjustment reserves	(2,733)	(12,365)
Losses payable	(395)	(550)
Unearned premiums	(463)	(258)
Accrued ceding commission expense	(8)	(8)
Accrued interest on notes payable	(24)	(26)
Loss contract reserve	(2,362)	(2,783)
Other liabilities	(626)	11,886
Total adjustments	(68,975)	(510,728)
Net cash (used in) operating activities	(7,661)	(582,629)
Cash flows from investing activities:
Purchase of investments	(130,469)	(202,398)
Proceeds from sales and maturities of investments	146,920	156,588
Net cash provided by (used in) investing activities	16,451	(45,810)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	600,000
Fees incurred and paid relating to preferred stock issuance	—	(19,310)
Redeemable convertible series B preferred stock dividends	(13,500)	(12,498)
Notes payable – principal repayments	(2,185)	(3,330)
Notes payable – principal issued	—	918
Net cash (used in) provided by financing activities	(15,685)	565,780
(Decrease) in cash and cash equivalents	(6,895)	(62,659)
Cash and cash equivalents, beginning of period	9,924	78,009
Cash and cash equivalents, end of period	$3,029	$15,350
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$2,008	$1,951
Supplementary disclosure of non-cash investing and financing activities:
Embedded derivative on preferred stock issuance	$—	$66,227
Notes payable issued in lieu of cash interest payments	$—	$918
Redeemable convertible series B preferred stock dividends accrued	$—	$750
Accrued fees relating to series B preferred stock issuance	$—	$12,250

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

As of September 30, 2016, WMIH was authorized to issue up to 3,500,000,000 shares of common stock, and up to 10,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share.  As of September 30, 2016 and December 31, 2015, 206,380,800 and 206,168,035 shares, respectively, of WMIH’s common stock were issued and outstanding. As of September 30, 2016 and December 31, 2015, 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding.  As of September 30, 2016 and December 31, 2015, 600,000 shares of WMIH’s Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”) were issued and outstanding.

WMMRC

WMMRC is a wholly-owned subsidiary of WMIH. Prior to August 2008 (at which time WMMRC became a direct subsidiary of WMI), WMMRC was a wholly-owned subsidiary of FA Out-of-State Holdings, Inc., a second-tier subsidiary of Washington Mutual Bank (“WMB”) and third-tier subsidiary of WMI. WMMRC is a pure captive insurance company domiciled in the State of Hawaii. WMMRC was incorporated on February 25, 2000, and received a Certificate of Authority, dated March 2, 2000, from the Insurance Division of the State of Hawaii.

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

Due to the then deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC’s continuing operations consist solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. Management does not believe any additional adjustments to the carrying values of assets and liabilities, which were recorded at fair market value as a result of fresh start accounting as of March 19, 2012, are required as a result of WMMRC’s runoff status. The reinsurance agreements with Triad, PMI and UGRIC were commuted on August 31, 2009, October 2, 2012 and April 3, 2014, respectively, and the related trust assets were distributed in accordance with the commutation agreements.  As a result, WMMRC’s current continuing operations consist solely of the runoff of coverage associated with mortgages placed with the following four remaining carriers, GMIC, MGIC, Radian and RMIC.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2016. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

The carrying value of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their respective fair values because of their short-term nature.

The carrying value of the loss contract reserve approximates its fair value and is based on valuation methodologies using discounted cash flows at interest rates which approximate the Company’s weighted-average cost of capital.

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

Third Party Restrictions on Distribution of Net Assets of Wholly-Owned Subsidiaries

The net assets of WMMRC are subject to restrictions on distribution from multiple sources, including the primary insurers who have approval control of distributions from the trust, the Insurance Division of the State of Hawaii who has approval authority over distributions or intercompany advances, and additional restrictions as described in Note 7: Notes Payable.

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $0.3 million and $0.8 million as of September 30, 2016 and December 31, 2015, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs exceed expected future unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $1.8 million and $0.8 million as of September 30, 2016 and December 31, 2015, respectively.

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

WMMRC has recorded reserves at the ceded case reserves and IBNR levels established and reported by the primary mortgage guaranty carriers as of September 30, 2016 and December 31, 2015, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, of the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Loss Contract Reserve

A loss contract reserve relating to contractual obligations of WMMRC was established at March 19, 2012 as a result of applying fresh start accounting and in compliance with Accounting Standards Codification (“ASC”) ASC 805-10-55-21 (b) (1) which defines a loss contract as a contract in which the unavoidable costs of meeting the obligation under the contract exceed the economic benefits expected to be received under it.  The value of this reserve is analyzed quarterly and is adjusted accordingly.  The adjustment to the reserve produces an expense or contra-expense in the condensed consolidated statements of operations.

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

Net (Loss) Income Per Common Share

In calculating earnings per share, the Company follows the two-class method, which distinguishes between the classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Series A Preferred Stock and the Series B Preferred Stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as converted basis with respect to income available to WMIH common stockholders.

Basic net (loss) income per WMIH common share is computed by dividing net (loss) income attributable to WMIH’s common stockholders by the weighted-average number of common shares outstanding for the period after subtracting the weighted-average of any unvested restricted shares outstanding, as these are subject to repurchase.  Basic net (loss) income attributable to common stockholders is computed by deducting preferred dividends and the basic calculation of undistributed earnings attributable to participating securities from net income.

Diluted net income per WMIH common share is computed by dividing net income attributable to WMIH’s common stockholders by the weighted-average number of common shares outstanding during the period after subtracting the weighted-average of any unvested restricted shares outstanding, as these are subject to repurchase and adding any potentially dilutive WMIH common stock equivalents outstanding during the period. Diluted net income attributable to common stockholders is computed by deducting preferred dividends and the diluted calculation of undistributed earnings attributable to participating securities from net income.

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

WMIH has declared and paid $13.5 million and $17.0 million of dividends on its Series B Preferred Stock for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. Additionally, WMIH has accrued unpaid and undeclared dividends of $0.7 million, based on the Series B Preferred Stock 3% interest rate, as of both September 30, 2016 and December 31, 2015.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This update contains amendments that are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company has reviewed this standard and determined that it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

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

Premiums assumed and earned are as follows for the periods ended September 30, 2016 and 2015, respectively:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Premiums assumed	$739	$1,166	$1,963	$3,680
Change in unearned premiums	47	81	463	258
Premiums earned	$786	$1,247	$2,426	$3,938

The components of the liability for losses and loss adjustment reserves are as follows as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
Case-basis reserves	$576	$4,193
IBNR reserves	—	75
Premium deficiency reserves	1,754	795
Total losses and loss adjustment reserves	$2,330	$5,063

Losses and loss adjustment reserve activity are as follows for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively:

	Nine months ended September 30, 2016	Year ended December 31, 2015
Balance at beginning of period	$5,063	$18,947
Incurred or (released) - prior periods	702	(1,115)
Paid or terminated - prior periods	(3,435)	(12,769)
Total losses and loss adjustment reserves	$2,330	$5,063

The loss contract reserve balance is analyzed and adjusted quarterly. The balance in the reserve was $7.3 million and $9.6 million at September 30, 2016 and December 31, 2015, respectively.   The value of this reserve decreased by $2.3 million during the nine months ended September 30, 2016 and decreased by $2.7 million during the nine months ended September 30, 2015. In periods during which a reduction in the loss contract reserve occurs, a corresponding decrease in expense is reflected in the statement of operations for the respective period.

Note 4: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at September 30, 2016, are as follows:

	September 30, 2016
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$249	$1	$—	$250
Obligations of U.S. government sponsored enterprises	61,435	8	(2)	61,441
Corporate debt securities	12,907	44	(3)	12,948
Foreign corporate debt securities	7,818	7	(5)	7,820
Total fixed-maturity securities	82,409	60	(10)	82,459
Less total unrestricted fixed-maturity securities	52,959	7	(2)	52,964
Total fixed-maturity securities held in trust	$29,450	$53	$(8)	$29,495

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2015, are as follows:

	December 31, 2015
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$249	$—	$(1)	$248
Obligations of U.S. government sponsored enterprises	69,392	13	(23)	69,382
Corporate debt securities	21,048	62	(49)	21,061
Foreign corporate debt securities	8,399	3	(38)	8,364
Total fixed-maturity securities	99,088	78	(111)	99,055
Less total unrestricted fixed-maturity securities	66,481	14	(11)	66,484
Total fixed-maturity securities held in trust	$32,607	$64	$(100)	$32,571

Amortized cost and estimated fair value of fixed-maturity securities at September 30, 2016 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2016	$52,733	$52,737
2017-2019	29,676	29,722
Total fixed-maturity securities	$82,409	$82,459

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the periods ended September 30, 2016 and 2015, respectively, is summarized as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(74)	$(131)	$(247)	$(454)
Investment income on fixed-maturity securities	233	298	792	1,037
Interest income on cash and cash equivalents	405	60	1,100	179
Realized net gain from sale of investments	18	52	19	319
Unrealized (loss) gain on trading securities held at period end	(84)	(38)	83	(311)
Net investment income	$498	$241	$1,747	$770

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of

September 30, 2016:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Class of securities:
U.S. government treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored enterprises	49,985	11,456	—	61,441
Corporate debt securities	3,231	9,717	—	12,948
Foreign corporate debt securities	4,068	3,752	—	7,820
Total fixed-maturity securities	57,534	24,925	—	82,459
Money market funds	5,273	—	—	5,273
Total	$62,807	$24,925	$—	$87,732

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2015:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Class of securities:
U.S. government treasury securities	$248	$—	$—	$248
Obligations of U.S. government sponsored enterprises	63,909	5,473	—	69,382
Corporate debt securities	8,873	12,188	—	21,061
Foreign corporate debt securities	2,007	6,357	—	8,364
Total fixed-maturity securities	75,037	24,018	—	99,055
Money market funds	7,301	—	—	7,301
Total	$82,338	$24,018	$—	$106,356

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at the end of the calendar quarter in which the reclassifications occur. During the nine months ended September 30, 2016 and the year ended December 31, 2015, $3.8 million and $9.9 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	January 1, 2016 to September 30, 2016		January 1, 2015 to December 31, 2015
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Corporate debt securities	$—	$1,773	$—	$7,860
Foreign corporate debt securities	—	2,066	—	2,007
Total transfers	$—	$3,839	$—	$9,867

Note 5: Income Taxes

For the nine months ended September 30, 2016, the Company recorded net income of approximately $61.3 million. Due to projected tax losses for the year ending December 31, 2016 and the existence of NOL carry forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the three or nine months ended September 30, 2016. The Company recorded no income tax expense or benefit for the year ended December 31, 2015 due to tax losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to property and casualty insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the nine months ended September 30, 2016 or the year ended December 31, 2015 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, NOLs, and unrealized gains and losses on investments. As of September 30, 2016 and December 31, 2015, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On March 19, 2012, WMIH emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gave rise to a NOL for the year ended December 31, 2012. Under Section 382 of the Code, and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-ownership change NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2015 is approximately $6.0 billion. At September 30, 2016, there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2031. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks. (see Part I-Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015).

The Company accounts for uncertain tax positions in accordance with the income tax accounting guidance. The Company has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2011 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the periods ended September 30, 2016 and December 31, 2015.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaii-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIH entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator, the Insurance Division of the State of Hawaii. Total amounts incurred under these agreements totaled $1.0 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees. The TSA provides the Company with basic infrastructure and support services to facilitate the Company’s operations. The TSA, as amended, extends the term of the agreement through January 31, 2017, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

During the year ended December 31, 2015, WMIH had other income of $7.8 million as a result of its receipt of net Litigation Proceeds related to the D&O Litigation.  As of September 30, 2016, $2.5 million remained in the RSA Reserve.  Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future.

As of September 30, 2016, WMIH has not received any Litigation Proceeds, other than as described above.  See Note 14: Subsequent Events for further information on a distribution received subsequent to September 30, 2016.  There can be no assurance that WMIH will receive any distributions on account of Litigation Proceeds in the future.

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

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue payment-in-kind notes (“PIK Notes” as defined in the Indentures) in lieu of making such interest payments in cash when no cash was available. The aggregate face amount of PIK Notes issued as of September 30, 2016 and December 31, 2015 totaled approximately $19.4 million at the end of both periods. Second Lien Note principal outstanding totaled approximately $19.6 million and $21.7 million as of September 30, 2016 and December 31, 2015, respectively. Approximately $2.1 million of Second Lien Notes principal was paid during the nine months ended September 30, 2016, and $10.4 million of First and Second Lien Note principal was paid during the year ended December 31, 2015. Interest on First and Second Lien Notes paid in cash totaled approximately $2.0 million and $1.9 million during the nine months ended September 30, 2016 and 2015, respectively.  As of April 27, 2015, the First Lien Notes were fully redeemed by the Company and the First Lien Indenture was satisfied and discharged.  During the quarter ended June 30, 2015, the issuer secondary amount (as defined in the Second Lien Indenture), which totaled approximately $9.0 million, was paid by a transfer, within WMIH, from restricted cash, previously held in the Collateral Account, to unrestricted cash.  Under the Second Lien Indenture the issuer secondary amount was required to be paid prior to any payment of interest and principal on the Second Lien Notes.

As of September 30, 2016 and December 31, 2015, respectively, the Collateral Account contained $0.4 million and less than $1.0 thousand of cash received from WMMRC which was or will be ultimately used for future administrative expenses and interest and principal payments on the Runoff Notes.

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

•	short any of WMIH’s common stock or acquire any derivative or hedging instrument or contract relating to WMIH’s common stock.

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

The foregoing description of (i) the Investor Rights Agreement is qualified in its entirety by reference to the Investor Rights Agreement, which was filed with the SEC as Exhibit 4.2 on Form 8-K on January 31, 2014, and incorporated by reference, (ii) the Warrants are qualified in their entirety by reference to the Form of Tranche A Warrant and Form of Tranche B Warrant, which were filed with the SEC as Exhibits 4.3 and 4.4, respectively, on Form 8-K on January 31, 2014, and incorporated by reference, (iii) the Series A Preferred Stock is qualified in its entirety by reference to the Articles of Amendment of WMIH dated January 30, 2014, which were filed with the SEC as Exhibit 4.5 on Form 8-K on January 31, 2014, and incorporated by reference, the Form of Series A Convertible Preferred Stock Certificate, which was filed with the SEC as Exhibit 4.6 on Form 8-K on January 31, 2014, and incorporated by reference, and the Amended and Restated Certificate of Incorporation of WMIH, which was filed with the SEC as Exhibit 3.1 on Form 8-K12G3 on May 13, 2015, and incorporated by reference, and (iv) the Investment Agreement is qualified in its entirety by reference to the Investment Agreement, which was filed with the SEC as Exhibit 10.1 on Form 8-K on January 31, 2014, and incorporated by reference.

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

On January 5, 2015, in connection with the offering and pursuant to the Purchase Agreement, WMIH entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent (the “Escrow Agent”), pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598.5 million, representing the proceeds of the offering of Series B Preferred Stock less offering fees payable on the Issue Date but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds will be released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to (i) pay certain fees related to the offering that may become payable to the Initial Purchasers, (ii) finance WMIH’s efforts to explore and/or fund, in whole or in part, acquisitions, whether completed or not, including reasonable attorney fees and expenses related thereto, accounting expenses, due diligence and financial advisor fees and expenses, (iii) pay certain amounts that may become payable to the holders of the Series B Preferred Stock upon the occurrence of certain put events, (iv) pay certain amounts that would become payable to the holders of the Series B Preferred Stock upon a mandatory redemption of the Series B Preferred Stock, and (v) pay certain expenses related to the offering. The entire net proceeds will be released from escrow as instructed by WMIH upon consummation of a Qualified Acquisition (as defined in the Escrow Agreement). If a Qualified Acquisition is not consummated by January 5, 2018, and no Acquisitions (as defined in the Escrow Agreement) have been consummated such that all of the Series B Preferred Stock remains outstanding and has not been converted to WMIH’s common stock, the outstanding Series B Preferred Stock becomes redeemable. The aggregate redemption costs, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600.0 million, plus accrued and unpaid dividends, if any, whether or not declared. As of September 30, 2016 and December 31, 2015, the balance remaining in the escrow account totaled approximately $572.5 million and $571.4 million, respectively. The foregoing description of the Escrow Agreement is qualified in its entirety by the provisions of the Escrow Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.2 and incorporated by reference herein.

The Series B Preferred Stock are hybrid financial instruments that blend characteristics of both equity and debt securities.  The terms of the Series B Preferred Stock provide for either redemption of the principal and interest for cash at maturity or in the event of certain predetermined circumstances (“Forward Component”) or mandatory conversion into WMIH’s common stock (“Embedded Conversion Feature” or “ECF”).  The Series B Preferred Stock also embody contingent equity-linked share price protections on the ECF in the form of a variable conversion price based on a 20 trading day average of volume weighted-average price.  Upon any conversion of Series B Preferred Stock in accordance with its terms, the Series B Preferred Stock shall convert based on the outstanding principal and accrued interest, subject to a floor of $1.75 per share of WMIH’s common stock and a maximum of $2.25 per share.  As a result, the Company determined that the Series B Preferred Stock contain certain embedded derivative features.  Management’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion feature option as a derivative liability.  The aggregate fair value of the embedded conversion feature was $66.2 million on the date of issuance of the Series B Preferred Stock.  At September 30, 2016, September 30, 2015 and December 31, 2015, the fair value of the embedded conversion feature was $58.3 million, $132.1 million and $120.8 million, respectively.  The fair value of the embedded conversion feature will become additional paid in capital upon conversion of the Series B Preferred Stock, or be reduced to zero upon redemption of the Series B Preferred Stock, as the case may be.  Between January 5, 2015 and December 31, 2015, the fair value of the embedded conversion feature increased by $54.6 million and is included as other expense in the condensed consolidated statement of operations for the year ended December 31, 2015. During the three months ended September 30, 2016, the fair value increased by $16.2 million, and during the nine months ended September 30, 2016, the fair value decreased by $62.5 million.  During the three months ended September 30, 2015, the fair value decreased by $9.3 million, and between January 5, 2015 and September 30, 2015, the fair value increased by $65.9 million. The change in fair value is included as other income in the condensed consolidated statement of operations for the respective periods.

On June 1, 2016 and April 28, 2015, WMIH issued restricted stock grants to members of the Board totaling $0.5 million and $0.7 million, respectively, of aggregate fair value.  The restricted shares noted above vest over a three-year period.

On May 15, 2015, WMIH issued restricted stock grants to our Chief Executive Officer, William C. Gallagher, and our Chief Operating Officer, Thomas L. Fairfield, in conjunction with employment agreements totaling $9.8 million of aggregate fair value (“the EXEC Grants”) based on the $2.76 trading price of WMIH shares at the close of business on the date issued.  WMIH may be required to issue additional shares if the conversion price applicable to the Series B Preferred Stock is less than $2.25 per share. The EXEC Grants will vest in full and will be recognized as compensation expense upon the consummation of a Qualified Acquisition, subject to the executives continued employment with the Company until such time. The foregoing description of the restricted stock agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Gallagher Restricted Stock Agreement and the Fairfield Restricted Stock Agreement (the “Executive Agreements”), which were filed as Exhibit 10.3 and Exhibit 10.5, respectively, of Form 8-K filed on May 13, 2015 and incorporated herein by reference.  The fair market value of the EXEC Grants as of September 30, 2016 approximates $8.3 million as a result of the stock price of $2.34 per share at the close of the market at September 30, 2016.

The total unamortized value related to the unvested restricted share grants totals $9.1 million and $10.0 million at September 30, 2016 and December 31, 2015, respectively.

The unamortized value of $9.1 million at September 30, 2016, if all are ultimately vested, would be amortized according to the following schedule.  The fair value of the EXEC Grants will vest and be recognized on the date of the consummation of a Qualified Acquisition.

Amortization Schedule (in thousands)	September 30, 2016 unamortized dollar value
4th quarter 2016	$175
1st quarter 2017	140
2nd quarter 2017	84
3rd quarter 2017	84
4th quarter 2017	84
1st quarter 2018	78
2nd quarter 2018	45
3rd quarter 2018	44
4th quarter 2018	44
1st quarter 2019	38
Unamortized fair-value - subject to vesting schedule	816
Unamortized fair-value - event dependent	8,320
Total unamortized dollar value	$9,136

Equity-based compensation totaled $0.5 million and $1.0 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The restricted stock awards were issued at the fair market value determined to be the trading price at the close of business on the respective date the awards were granted.

A summary of WMIH’s restricted stock award activity for the nine months ended September 30, 2016 and year ended December 31, 2015 is presented below:

	Number of restricted stock awards outstanding	Weighted-average grant date fair value	Aggregate fair value (in thousands)
Outstanding—January 1, 2015	2,343,245	$1.1023	$2,582
Restricted stock awards granted during 2015	3,824,790	2.7486	10,513
Restricted stock awards released or forfeited during 2015	—	—	—
Outstanding—December 31, 2015	6,168,035	2.1230	13,095
Restricted stock awards granted during 2016	212,765	2.3500	500
Restricted stock awards released or forfeited during 2016	—	—	—
Outstanding—September 30, 2016	6,380,800	$2.1306	$13,595

WMIH has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 4,039,591 on September 30, 2016 and 4,197,396 on December 31, 2015. The EXEC Grants vest upon future events, and are not time specific, and for this reason we have used 1st quarter 2018 as the vesting date in the following table as this date corresponds with the Series B Preferred Stock potential redemption date. The shares subject to repurchase at September 30, 2016 will vest, assuming circumstances remain unchanged, according to the following schedule:

Vesting schedule of shares subject to repurchase	September 30, 2016 unvested shares
4th quarter 2016	—
1st quarter 2017	278,095
2nd quarter 2017	—
3rd quarter 2017	—
4th quarter 2017	—
1st quarter 2018	3,690,576
2nd quarter 2018	—
3rd quarter 2018	—
4th quarter 2018	—
1st quarter 2019	70,920
Total unvested shares	4,039,591

Pursuant to a restricted stock agreement, WMIH has the right, but not the obligation, to repurchase any unvested (but issued) shares of common stock subject to the restricted stock agreement at $0.0001 per share upon the termination of service in the case of a director, or in the case of the EXEC Grants, on January 5, 2018 if the Series B Preferred Stock are redeemed or as a result of certain circumstances as defined by the terms of the EXEC Grants.

A summary of the Company’s restricted shares issued and subject to repurchase as of September 30, 2016 and December 31, 2015 is presented below:

Vesting schedule of shares subject to repurchase	Unvested shares
Shares subject to repurchase—January 1, 2015	1,343,764
Shares issued subject to vesting during 2015	3,824,790
Unvested shares repurchased during 2015	—
Shares vested during 2015	(971,158)
Shares subject to repurchase—December 31, 2015	4,197,396
Shares issued subject to vesting during 2016	212,765
Unvested shares repurchased during 2016	—
Shares vested during 2016	(370,570)
Shares subject to repurchase—September 30, 2016	4,039,591

On June 1, 2016, WMIH issued 212,765 restricted stock grants to members of the Board totaling $0.5 million of aggregate fair value.  The share price was determined based on the closing sales price of $2.35 on the date of the award. On April 28, 2015, WMIH issued 269,234 restricted stock grants to members of the Board totaling $0.7 million of aggregate fair value.  The share price was determined based on the closing sales price of $2.60 on the date of the award.  On May 15, 2015, WMIH issued a total of 1,777,778 restricted stock grants to each of William C. Gallagher and Thomas L. Fairfield.   The aggregate fair value of the 3,555,556 restricted stock grants issued totaled $9.8 million which was determined based on the closing sales price of $2.76 on the date of the award.  The fair market value of the EXEC Grants as of September 30, 2016 approximates $8.3 million as a result of the stock price of $2.34 per share at the close of the market on September 30, 2016.

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

As of September 30, 2016 and December 31, 2015, 206,380,800 and 206,168,035 shares, respectively, of WMIH’s common stock were issued and outstanding. As of September 30, 2016 and December 31, 2015, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. As of September 30, 2016 and December 31, 2015, 600,000 shares of the Series B Preferred Stock were issued and outstanding. As of September 30, 2016 and December 31, 2015, 61,400,000 warrants to purchase WMIH’s common stock were issued and outstanding.

See Note 12: Net Income Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of September 30, 2016, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $34.7 million and $37.8 million as of September 30, 2016 and December 31, 2015, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by trust agreements, and the requirement that the Insurance Division of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes and Indentures described in Note 7: Notes Payable.

Note 12: Net Income Per Common Share

In calculating earnings per share, the Company follows the two-class method, which distinguishes between the classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Series A Preferred Stock and the Series B Preferred Stock are treated as one class for purposes of applying the two-class method, because they have substantially equal rights and share equally on an as converted basis with respect to income available to WMIH common stockholders.

Basic net income per WMIH share attributable to common stockholders is computed by dividing net income attributable to WMIH’s common stockholders by the weighted-average number of common shares outstanding for the period after subtracting the weighted-average of any unvested restricted shares outstanding, as these shares are subject to repurchase.  Basic net income attributable to common stockholders is computed by deducting preferred dividends and the basic calculation of undistributed earnings attributable to participating securities from net income.

Diluted net income per WMIH share is computed by dividing net income attributable to WMIH’s common stockholders for the period by the weighted-average number of common shares outstanding after subtracting the weighted-average of any incremental unvested restricted shares outstanding and adding any potentially dilutive common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are comprised of the incremental common shares issuable upon the exercise of warrants for WMIH’s common stock and the potential conversion of preferred shares to common shares and the dilutive effect of unvested restricted stock. Diluted net income attributable to common stockholders is computed by deducting preferred dividends and the diluted calculation of undistributed earnings attributable to participating securities from net income.

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

The following table presents the calculation of basic net income per share for periods presented:

(in thousands, except per share data):

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Numerator for basic net (loss) income per share:
Net (loss) income	$(16,645)	$(3,919)	$61,314	$(71,901)
Less: Series B preferred stock dividends	4,500	4,500	13,500	13,248
Less: undistributed earnings attributed to participating securities (basic calculation)	—	—	27,625	—
Basic net (loss) income attributable to common stockholders	$(21,145)	$(8,419)	$20,189	$(85,149)
Denominator for basic net (loss) income per share:
Weighted-average shares outstanding	206,380,800	206,168,035	206,261,993	204,307,431
Weighted-average unvested restricted shares outstanding	(4,039,591)	(4,197,396)	(4,014,718)	(2,636,314)
Denominator for basic net (loss) income per share	202,341,209	201,970,639	202,247,275	201,671,117
Basic net (loss) income per share attributable to common stockholders	$(0.10)	$(0.04)	$0.10	$(0.42)

The following table presents the calculation of diluted net income per share for periods presented:

(in thousands, except per share data):

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Numerator for diluted net (loss) income per share:
Net (loss) income	$(16,645)	$(3,919)	$61,314	$(71,901)
Less: Series B preferred stock dividends	4,500	4,500	13,500	13,248
Less: undistributed earnings attributed to participating securities (diluted calculation)	—	—	26,241	—
Diluted net (loss) income attributable to common stockholders	$(21,145)	$(8,419)	$21,573	$(85,149)
Denominator for diluted net (loss) income per share:
Weighted-average shares outstanding	206,380,800	206,168,035	206,261,993	204,307,431
Weighted-average unvested restricted shares outstanding	(4,039,591)	(4,197,396)	(4,014,718)	(2,636,314)
Effect of dilutive potential shares	—	—	35,327,739	—
Denominator for diluted net (loss) income per share	202,341,209	201,970,639	237,575,014	201,671,117
Diluted net (loss) income per share attributable to common stockholders	$(0.10)	$(0.04)	$0.09	$(0.42)

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

	Potential dilution to common
	Minimum shares	Maximum shares
Restricted shares subject to vesting	4,039,591	4,039,591
Series A Preferred Stock	10,065,629	10,065,629
Warrants outstanding	61,400,000	61,400,000
Dilutive shares to be issued if Series B conversion is below $2.25	—	1,015,872
Series B Preferred Stock	266,666,667	342,857,143
Potential dilutive shares if converted to common	342,171,887	419,378,235

Note 13: Fair Value Measurement

Determining which category an asset or liability falls within the fair value accounting guidance hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of September 30, 2016:

Liabilities	Level 1	Level 2	Level 3	September 30, 2016
Derivative liability - embedded conversion feature	$—	$—	$58,261	$58,261

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of December 31, 2015:

Liabilities	Level 1	Level 2	Level 3	December 31, 2015
Derivative liability - embedded conversion feature	$—	$—	$120,848	$120,848

The following table shows the change in Level 3 liability measured at fair value on a recurring basis for the year ended December 31, 2015 and the nine months ended September 30, 2016:

Derivative liability embedded conversion feature
Balance, January 1, 2015	$—
Issuance during 2015	66,227
Unrealized loss on change in fair value	54,621
Balance, December 31, 2015	120,848
Issuance during 2016	—
Unrealized (gain) on change in fair value	(62,587)
Balance, September 30, 2016	$58,261

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

The purpose of the capital raise was principally to pursue strategic acquisitions of operating companies that fit the Company’s desired business model. Management intends to pursue such an acquisition or acquisitions with the proceeds of the capital raise, and should it occur during the three-year term of the Series B Preferred Stock, there is a mandatory conversion of these shares into common stock of WMIH. Mandatory conversion occurs at a price that is the lesser of:

i)	$2.25 per share of WMIH common stock; and
ii)

the arithmetic average of daily volume weighted-average prices of WMIH’s common stock during the 20 trading day period ending on the trading day immediately preceding the public announcement by WMIH of its entry into a definitive agreement for such acquisition, subject to a floor of $1.75 per share of WMIH common stock.

We use a binomial lattice option pricing model to value the embedded conversion feature that is subject to fair value liability accounting. The key inputs which we utilize in the determination of the fair value as of the reporting date include our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the convertible preferred securities, which we estimated at 35% as of September 30, 2016 and 40% as of December 31, 2015, and risk-free interest rate, which was estimated at 0.4% as of September 30, 2016 and 0.6% as of December 31, 2015. In addition, the model requires the input of an expected probability of occurrence, which we estimated at 90% for both September 30, 2016 and December 31, 2015, and the timing of a Qualified Acquisition which initiates the mandatory conversion, which we estimated at 6 months from September 30, 2016 and 12 months from December 31, 2015. The fair value of the embedded conversion feature liability is revalued each balance sheet date utilizing our model computations with the decrease or increase in fair value being reported in the statement of operations as unrealized gain or (loss) on change in fair value of derivative liability - embedded conversion feature, respectively. The primary factors affecting the fair value of the embedded conversion feature liability are the probability of occurrence and timing of a Qualified Acquisition, our stock price and our stock price volatility. In addition, the use of a model requires the input of subjective assumptions, and changes to these assumptions could provide differing results.

Our reported net income was approximately $61.3 million for the nine months ended September 30, 2016. The change to our net income resulting from the calculation of the fair value of the embedded conversion feature liability is analyzed at the end of each reporting period to assess the impact of a 10% change to the various inputs and the result of each change is highlighted in the following scenarios. If the closing stock price of our common stock had been 10% lower, our net income would have been approximately $39.4 million higher. If the closing stock price of our common stock had been 10% higher, our net income would have been approximately $42.5 million lower. If our volatility assumption on September 30, 2016 had been 10% lower, our net income would have been approximately $8.6 million higher and if our volatility assumption had been 10% higher, our net income would have been approximately $4.2 million lower. If our probability of a transaction occurring assumption on September 30, 2016 had been 10% lower, our net income would have been approximately $6.5 million higher and if our probability of a transaction occurring assumption had been 10% higher, our net income would have been approximately $6.5 million lower.

Note 14: Subsequent Events

On October 1, 2016, WMIH, through the trustee and collateral agent of the Second Lien Notes, made a partial redemption of approximately $0.4 million of Second Lien Note principal and paid approximately $4 thousand of interest from cash previously held in the collateral account. The principal balance of the Second Lien Notes, after this partial redemption, was approximately $19.2 million as of October 1, 2016.

On October 6, 2016, WMIH was notified that approximately $0.5 million of Litigation Proceeds held in the RSA Reserve that was established at the time of the settlement of the D&O Litigation was released from the RSA Reserve pursuant to the terms of the RSA, and as a result on October 6, 2016, WMIH received approximately $123 thousand of the released Litigation Proceeds, representing WMIH’s portion of the second distribution of $0.5 million from the $3.0 million of Litigation Proceeds initially deposited into the RSA Reserve which is administered by a third party.   The remaining balance in the RSA Reserve subsequent to this distribution is $2.0 million.  There can be no assurance that WMIH will receive any further distributions on account of Litigation Proceeds in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes, included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2016 and 2015 and financial condition as of September 30, 2016 and December 31, 2015 (dollars in thousands, except per share data and as otherwise indicated).

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

WMIH, formerly known as WMIHC and Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC”) and WMI Investment Corp. (“WMIIC”) which has no assets or liabilities.  Since emergence from bankruptcy on March 19, 2012 (the “Effective Date”), we have had limited operations other than WMMRC’s legacy reinsurance business, which is being operated in runoff mode. We continue to operate WMMRC’s business in runoff mode and our primary strategic objective is to consummate one or more acquisitions of an operating business, either through a merger, purchase, business combination or other form of acquisition, and grow our business.

Until such time as an acquisition is consummated, we intend to continue to seek, identify and evaluate acquisition opportunities of varying sizes across a broad array of industries for the purpose of facilitating an acquisition by WMIH of one or more operating businesses. Our management team meets regularly with the Corporate Strategy and Development Committee of our Board of Directors (the “CS&D Committee”) to discuss and evaluate potential acquisition targets. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the CS&D Committee met formally and informally numerous times to assess various opportunities. In 2015 and 2016, we have focused primarily on acquisition targets in the financial services industry, including targets with consumer finance, commercial finance, specialty finance, leasing and insurance operations.

On January 5, 2015, WMIH announced that it had completed an offering (the “Series B Preferred Stock Financing”) of 600,000 shares of its 3% Series B Convertible Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”) in the amount of aggregate gross proceeds equal to $600 million, pursuant to a Purchase Agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc. (“Citi”) and KKR Capital Markets LLC (“KCM”), an affiliate of KKR Fund Holdings L.P. (“KKR Fund”) and KKR Management Holdings L.P. (“KKR Management”). The net proceeds from the Series B Preferred Stock Financing in the amount of $598.5 million were deposited into an escrow account and initially invested in United States government securities having a maturity of 180 days or less, in certain money market funds, or cash items.  The net proceeds of the Series B Preferred Stock Financing will be released from escrow to us from time to time in amounts needed to finance our efforts to explore and fund, in whole or in part, acquisitions whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses. For further information on the Series B Preferred Stock Financing, see Note 9: Capital Stock to the condensed consolidated financial information in Item 1 of Part I of this Quarterly Report on Form 10-Q.

During the year ended December 31, 2015, WMIH identified a potential acquisition opportunity and participated in a competitive sale process with respect to an operating division of a public company. However, we were not able to reach a definitive agreement for the transaction and discussions ceased on October 13, 2015.  In connection with the foregoing, the Company expended time and resources to explore this potential acquisition, including the incurrence of approximately $11.1 million in fees and expenses for financial advisory, legal and consulting services. As permitted under the terms of the Series B Preferred Stock Financing, the fees and costs associated with the exploration of this acquisition opportunity were paid using a portion of the proceeds of the Series B Preferred Stock Financing.  WMIH will continue to evaluate acquisition opportunities and work with our strategic partner, an affiliate of KKR & CO. L.P. (together with its affiliates, “KKR”), to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities. As of September 30, 2016, we had not consummated an acquisition and we can provide no assurances that we will successfully consummate a transaction and, if so, on what terms.

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

All of WMMRC’s reinsurance agreements are on an excess of loss basis, except for certain reinsurance treaties with Genworth Mortgage Insurance Corporation and Radian Guaranty Incorporated during 2007 and 2008, which are reinsured on a 50% quota share basis. Pursuant to the excess of loss reinsurance treaties, WMMRC reinsures a second loss layer which ranges from 5% to 10% of the risk in force in excess of the primary mortgage insurer’s first loss percentages which range from 4% to 5%. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25% to 40%.

Beginning in 2006, the U.S. housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. Beginning in 2012, home prices began to rise again.  The current outlook for the housing market is optimistic with historically low interest rates, steady employment growth, increased household formation rates and less restrictive credit conditions. Nevertheless, WMMRC’s operating environment remains somewhat uncertain as much of its results over the next few years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008. However, its financial exposure to that environment has been steadily reduced as the remaining net aggregate risk exposure has decreased due to the runoff nature of its operations.

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

Segments

The Company manages its business on the basis of one operating segment, mortgage reinsurance, in accordance with GAAP. Within the mortgage reinsurance segment, our current risks arise solely from the reinsurance of mortgage insurance policies that were placed on certain residential mortgage loans prior to the bankruptcy of WMI. The majority of these policies were required by mortgage lenders as a stipulation to approve the mortgage loans. The mortgage insurance policies protect the beneficiaries of the policy from all or a portion of default-related losses.

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

WMMRC’s revenues consist primarily of the following:

•	net premiums earned on reinsurance contracts;
•	positive changes to (and corresponding releases from) loss reserves; and
•	net investment income and net gains (losses) on WMMRC’s investment portfolio.

WMMRC’s expenses consist primarily of the following:

•	underwriting expenses; and
•	general and administrative expenses.

Results of Operations for the three and nine months ended September 30, 2016 and September 30, 2015

For the three and nine months ended September 30, 2016, we reported net operating losses of $0.4 million and $1.3 million, respectively.  This compares to net operating losses of $12.7 million and $13.8 million for the three and nine months ended September 30, 2015, respectively.  The components that gave rise to net operating losses for the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015 are summarized in the table below under the Net (Loss) Income section.  The most significant variances between the comparative three month periods ended September 30, 2016 and September 30, 2015 include (i) a reduction in revenue of approximately $0.2 million, (ii) a reduction in interest expense of $0.3 million, (iii) a net increase in underwriting expense of $0.2 million, (iv) a decrease in our general and administrative expenses of $11.8 million and (v) a reduction of the loss contract reserve of $0.5 million during the three months ended September 30, 2016 versus no change during the same period in 2015.   The most significant variances between the comparative nine month periods ended September 30, 2016 and September 30, 2015 include (i) a reduction in revenue of approximately $0.5 million, (ii) a reduction in interest expense of $0.8 million, (iii) a net increase in underwriting expense of $0.9 million, (iv) a decrease in our general and administrative expenses of $13.6 million, and (v) a reduction of the value of the loss contract reserve during the nine months ended September 30, 2016 of $2.3 million versus a decrease of $2.7 million during the same period in 2015.

For the three and nine months ended September 30, 2016, we reported a net loss attributable to common and participating shareholders of $21.1 million and net income attributable to common and participating shareholders of $47.8 million as compared to net losses attributable to common and participating shareholders of $8.4 million and $85.1 million for the three and nine months ended September 30, 2015, respectively. This $12.7 million negative change in results when comparing the three months ended September 30, 2016 to the three months ended September 30, 2015 and the $132.9 million positive change in results when comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015, is primarily the result of the change in fair value of an embedded derivative.  This embedded derivative was recorded as a result of the variable conversion feature in our Series B Preferred Stock and the change in fair value is reflected on our condensed consolidated statements of operations as the other income item “change in fair value of derivative liability - embedded conversion feature” which resulted in $16.2 million of other expense and $62.5 million of other income for the three and nine months ended September 30, 2016, respectively, compared to other income of $9.3 million and other expense of $65.9 million for the three and nine months ended September 30, 2015, respectively. This item is solely attributable to a change in fair value of the derivative liability – embedded conversion feature and is a non-cash item. Fluctuations in the price of WMIH’s common stock directly impacts the fair value of the derivative liability. The fair value of this derivative liability is analyzed each period and should not be relied upon to produce changes of this magnitude on an on-going basis as it could also result in a non-cash expense or benefit in future periods.  The fair value of the embedded conversion feature will become additional paid in capital upon conversion of the Series B Preferred Stock, or be reduced to zero upon redemption of the Series B Preferred Stock, as the case may be. For additional details on the derivative liability – embedded conversion feature, see Note 9: Capital Stock and Note 13: Fair Value Measurement to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition to this charge, several other items had a favorable impact on earnings for the three and nine months ended September 30, 2016, including decreased general and administrative expenses and decreased interest expense.  The interest expense decreased as a result of the reductions in our Runoff Note balances discussed further below.  Our revenues decreased, as expected, due to the status of our primary operating subsidiary, WMMRC, operating in runoff mode and the decreasing amount of assets under trust that resulted from prior commutations of reinsurance agreements. Underwriting expenses were higher on a comparative basis, primarily due to increases in premium deficiency reserves in the nine months ended September 30, 2016 and decreases in premium deficiency reserves during the nine months ended September 30, 2015 as further described below in this Item 2 under “Losses or Benefits Incurred and Losses and Loss Adjustment Expenses.”

The total revenue for the three and nine months ended September 30, 2016 was $1.3 million and $4.2 million, respectively, compared to revenue of $1.5 million and $4.7 million, respectively, for the three and nine months ended September 30, 2015. The decrease in revenue is attributable to WMMRC continuing to operate in runoff mode and the commutation of reinsurance agreements with three insurance carriers on August 31, 2009, October 2, 2012 and April 3, 2014, respectively. In addition, because WMMRC is operating in runoff mode, we expect premiums-earned revenue to continue to decrease, as no new business is being undertaken.

Underwriting expenses (defined as losses and loss adjustment expenses and ceding commission expenses) increased by $0.2 million to a $0.3 million expense for the three months ended September 30, 2016 compared to an expense of $0.1 million for the three months ended September 30, 2015.  This increase was primarily the result of the $0.5 million additional premium deficiency reserve which was recorded during the three months ended September 30, 2016 compared to no change in the premium deficiency reserve during the three months ended September 30, 2015.   Underwriting expenses increased by $0.9 million resulting in a $0.9 million expense for the nine months ended September 30, 2016 compared to a benefit of a de-minimis amount for the nine months ended September 30, 2015. These changes in expense are related to the operation of WMMRC in runoff mode and the corresponding decrease in revenues and the change in premium deficiency reserves as further described below in this Item 2 under “Losses or Benefits Incurred and Losses and Loss Adjustment Expenses.” As more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves based on ceded case reserves and incurred but not recorded (“IBNR”) loss levels established and reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its estimate of aggregate liability for unpaid losses and loss adjustment expenses as of September 30, 2016, represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of September 30, 2016, the loss contract reserve was analyzed and determined to have a value of $7.3 million. The value of this reserve was $9.6 million at December 31, 2015.  The value of the loss contract reserve decreased by $0.5 million and $2.3 million, respectively, during the three and nine months ended September 30, 2016 and remained unchanged and decreased by $2.7 million, respectively, during the three and nine months ended September 30, 2015.  Consequently, there was a related reduction of expenses relating to the change in value of the loss contract reserve for the three and nine months ended September 30, 2016 and for the nine months ended September 30, 2015.  The loss contract reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization.

For the three and nine months ended September 30, 2016, our investment portfolio reported net investment income of $0.5 million and $1.7  million, respectively, as compared to net investment income of $0.2 million and $0.8 million, respectively, for the three and nine months ended September 30, 2015. The increase in investment income is primarily the result of higher short term interest rates during 2016 compared to 2015. The components of the investment income are more fully described below in this Item 2 under “Net Investment Income.”

General and Administrative Expenses

For the three and nine months ended September 30, 2016, our general and administrative expenses totaled $1.4 million and $4.9 million, respectively, compared to general and administrative expenses totaling $13.2 million and $18.5 million, respectively, for the same periods in 2015.  Of the elevated amounts for the periods in 2015, as compared to the same periods in 2016, $11.1 million relates to fees and expenses incurred in connection with our efforts to evaluate, structure, negotiate and finance an acquisition during the periods as described above under “Our Business Strategy and Operating Environment” and the balance of the elevated amounts relate primarily to administrative, consulting and transaction costs associated with satisfaction of the Series B Preferred Stock post-closing covenants which occurred in 2015, including our reincorporation in Delaware, which costs were not incurred in 2016.

Interest Expense

For the three and nine months ended September 30, 2016, we incurred $0.6 million and $2.0 million, respectively, of interest expense on the Runoff Notes, which is further described below in this Item 2 under “Notes Payable.” This compares to $0.9 million and $2.8 million, respectively, of interest expense, all of which related to the Runoff Notes, which was incurred during the same period in 2015.  The interest related to Runoff Notes decreased primarily due to the reduction of Runoff Note principal balances by $2.1 million during the nine months ended September 30, 2016 and by $9.5 million during the year ended December 31, 2015.  As of April 27, 2015, the First Lien Notes were fully redeemed by the Company and the First Lien Indenture was satisfied and discharged.   Because sufficient Runoff Proceeds have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment. For the nine months ended September 30, 2016, no PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $2.0 million of interest was paid in cash. For the nine months ended September 30, 2015, $0.9 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $1.9 million of interest was paid in cash.

Unrealized Gain/Loss on Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability is primarily the result of changes in WMIH’s common stock price.  A reduction in WMIH’s common stock price causes the liability to decrease and results in an unrealized gain.  An increase in the stock price causes the liability to increase and results in an unrealized loss.  During the three months ended September 30, 2016, the fair value increased by $16.2 million and an unrealized loss was recorded, and during the nine months ended September 30, 2016, the fair value decreased by $62.5 million and an unrealized gain was recorded.  During the three months ended September 30, 2015, the fair value decreased by $9.3 million and an unrealized gain was recorded, and between January 5, 2015 and September 30, 2015, the fair value increased by $65.9 million and an unrealized loss was recorded.

Net (Loss) Income

Net operating losses for the three and nine months ended September 30, 2016 totaled $0.4 million and $1.3 million, respectively. This compares to net operating losses of $12.7 million and $13.8 million, respectively, for the three and nine months ended September 30, 2015. The primary factors impacting the change in net operating income (loss) for the periods are summarized in the tables below.

For the three and nine months ended September 30, 2016, we reported net loss attributable to common and participating stockholders of $21.1 million and net income attributable to common and participating stockholders of $47.8 million, respectively.  This result compares to net loss attributable to common and participating stockholders of $8.4 million and $85.1 million, respectively, for the three and nine months ended September 30, 2015.

Three months ended September 30, 2016 versus three months ended September 30, 2015 summary of change in net operating (loss) income and net income attributable to common and participating stockholders (in thousands):

	Three months ended
	September 30, 2016	September 30, 2015	Percentage change favorable (unfavorable)	Dollar value change favorable (unfavorable)
Net revenues	$1,284	$1,488	(14%)	$(204)
Underwriting expenses (net)	258	70	(269%)	(188)
General and administrative expenses	1,357	13,204	90%	11,847
Loss contract reserve change	(565)	—	N/A	565
Interest expense	636	937	32%	301
Net operating (loss)	(402)	(12,723)	97%	12,321
Other (expense)	—	(477)	100%	477
Unrealized (loss) gain on change in fair value of derivative liability - embedded conversion feature	(16,243)	9,281	(275%)	(25,524)
Redeemable convertible series B preferred stock dividends	(4,500)	(4,500)	0%	—
Net (loss) attributable to common and participating stockholders	$(21,145)	$(8,419)	(151%)	$(12,726)

Nine months ended September 30, 2016 versus nine months ended September 30, 2015 summary of change in net operating (loss) income and net income attributable to common and participating stockholders (in thousands):

	Nine months ended
	September 30, 2016	September 30, 2015	Percentage change favorable (unfavorable)	Dollar value change favorable (unfavorable)
Net revenues	$4,173	$4,708	(11%)	$(535)
Underwriting expenses (benefit) (net)	936	(5)	(18,820%)	(941)
General and administrative expenses	4,878	18,483	74%	13,605
Loss contract reserve change	(2,362)	(2,783)	(15%)	(421)
Interest expense	1,994	2,842	30%	848
Net operating (loss)	(1,273)	(13,829)	91%	12,556
Other income	—	7,845	(100%)	(7,845)
Unrealized gain (loss) on change in fair value of derivative liability - embedded conversion feature	62,587	(65,917)	195%	128,504
Redeemable convertible series B preferred stock dividends	(13,500)	(13,248)	(2%)	(252)
Net income (loss) attributable to common and participating stockholders	$47,814	$(85,149)	156%	$132,963

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

Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Premiums assumed	$739	$1,166	$1,963	$3,680
Change in unearned premiums	47	81	463	258
Premiums earned	$786	$1,247	$2,426	$3,938

For the three and nine months ended September 30, 2016, premiums earned totaled $0.8 million and $2.4 million, respectively, a decrease of $0.4 million and $1.5 million, respectively, when compared to premiums earned of $1.2 million and $3.9 million, respectively, for the three and nine months ended September 30, 2015. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the three and nine months ended September 30, 2016 and September 30, 2015, respectively, are provided in the following table:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Losses and loss adjustment expense (benefit)	$183	$(40)	$702	$(358)

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

For the three and nine months ended September 30, 2016, the loss ratios were 23% and 29%, respectively, compared to benefit ratios of 3% and 9%, respectively, for the three and nine months ended September 30, 2015. The loss or benefit ratio is calculated by dividing incurred benefit or losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. Loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Beginning in 2013, a majority of WMMRC’s reinsurance arrangements for the 2006 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
Case-basis reserves	$576	$4,193
IBNR reserves	—	75
Premium deficiency reserves	1,754	795
Total losses and loss adjustment reserves	$2,330	$5,063

Losses and loss adjustment reserve activity are as follows for the periods ended September 30, 2016 and December 31, 2015, respectively:

	Nine months ended September 30, 2016	Year ended December 31, 2015
Balance at beginning of period	$5,063	$18,947
Incurred or (released) - prior periods	702	(1,115)
Paid or terminated - prior periods	(3,435)	(12,769)
Total losses and loss adjustment reserves	$2,330	$5,063

Net Investment Income

The increase in investment income during the three and nine months ended September 30, 2016 compared to the same periods in 2015 is primarily the result of higher short term interest rates during 2016 as compared to 2015. A summary of our net investment income for the periods ended September 30, 2016 and 2015, respectively, is as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(74)	$(131)	$(247)	$(454)
Investment income on fixed-maturity securities	233	298	792	1,037
Interest income on cash and cash equivalents	405	60	1,100	179
Realized net gain from sale of investments	18	52	19	319
Unrealized (loss) gain on trading securities held at period end	(84)	(38)	83	(311)
Net investment income	$498	$241	$1,747	$770

Federal Income Taxes

The Company has no current tax liability due as a result of its tax loss position for periods ended September 30, 2016, September 30, 2015 and December 31, 2015. More detailed information regarding the Company’s tax position including net operating loss (“NOL”) carry forwards is provided in Note 6: Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2015 and in Note 5: Income Taxes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to mortgage insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the periods ended September 30, 2016 and December 31, 2015 associated with the Company’s tax liability from the current or preceding periods.

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

We believe WMIH experienced an ownership change under Section 382 of the Code in connection with its bankruptcy plan becoming effective. Prior to emergence from bankruptcy, WMI abandoned the stock of Washington Mutual Bank, thereby generating a worthless stock deduction of approximately $8.37 billion, which gave rise to a NOL carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2015 was approximately $6.00 billion and at September 30, 2016 we believe that there was no limit under Section 382 of the Code on the use of these NOLs. As of September 30, 2016 and December 31, 2015, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We hold investments at both WMIH and WMMRC and the two portfolios consist entirely of fixed income instruments, excluding funds in overnight money market funds totaling $82.5 million and $99.1 million as of September 30, 2016 and December 31, 2015, respectively. In addition, at September 30, 2016 and December 31, 2015, respectively, the Company held $0.4 million and less than $1.0 thousand of restricted cash in the “Collateral Account” (described below in this Item 2 under “Notes Payable”) established by the Company as required under the Indentures for the benefit of the holders of the Runoff Notes (as defined below in this Item 2 under “Notes Payable”). The Company held $572.5 million and $571.4 million of restricted cash from the Series B Preferred Stock Financing in its escrow account at September 30, 2016 and December 31, 2015, respectively.

The value of the consolidated Company’s total cash and investments decreased during the nine months ended September 30, 2016. Cash and investments, which excludes restricted cash of $572.9 million and $571.4 million at September 30, 2016 and December 31, 2015, respectively, totaled $87.8 million and $112.7 million at September 30, 2016 and December 31, 2015, respectively. The primary factors that contributed to this decrease in investments were (i) the payment of a total of $13.5 million in Series B Preferred Stock cash dividends during the nine months ended September 30, 2016; (ii) the transfer by management of excess capital from WMMRC to reduce indebtedness; and (iii) the payment of cash for reserved losses by WMMRC.

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

During the nine months ended September 30, 2016 and the year ended December 31, 2015, we transferred $3.8 million and $9.9 million, respectively, of corporate securities that mature within 12 months from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for additional information regarding our investment securities.

WMIH

WMIH’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income.  WMIH primarily invests in fixed maturity securities and at September 30, 2016 and at December 31, 2015, WMIH had $50.0 million and $62.9 million, respectively, of investments in obligations of U.S. government sponsored enterprises, all of which will mature within the next 12 months.  WMIH also had $2.6 million and $7.0 million of cash and cash equivalents at September 30, 2016 and December 31, 2015, respectively.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income. At September 30, 2016, approximately 90% of WMMRC’s cash and investments were held in four trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, excluding funds in overnight money market instruments, was valued at approximately $32.5 million and $36.2 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, approximately 20% of the portfolio consisted of securities that will mature within the next 12 months and the remainder of the securities will mature between one and four years from September 30, 2016. WMMRC also had $2.7 million cash and cash equivalents at September 30, 2016.

Liquidity and Capital Resources

General

WMIH is organized as a holding company and has limited operations of its own. With respect to its own operations, WMIH’s continuing cash needs are limited to the payment of general and administrative expenses, costs related to possible acquisitions, dividends on the Series B Preferred Stock and principal and interest payments on the Runoff Notes described below in this Item 2 under “Notes Payable.” Interest and principal payments on the Runoff Notes are payable solely from Runoff Proceeds (as defined in the Indentures) received by WMIH from WMMRC from time to time. Except in limited circumstances described in Note 7: Notes Payable to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Runoff Notes are nonrecourse to WMIH. In addition, our significant business operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs, but is being operated in runoff and has not written any new business since September 26, 2008. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIH does not currently expect to pay dividends on its common shares.

In regard to the Series B Preferred Stock, we are required (if and when declared by our Board and until the Series B Preferred Stock is converted, redeemed or repurchased) to pay cumulative regular dividends out of funds legally available therefor at an annual rate of 3% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock. WMIH has declared and paid $13.5 million, $12.5 million and $17.0 million of dividends on its Series B Preferred Stock during the nine months ended September 30, 2016, September 30, 2015 and the year ended December 31, 2015, respectively, and has accrued an additional $0.7 million of dividends based on the 3% interest rate during each of the nine months ended September 30, 2016, September 30, 2015 and the year ended December 31, 2015, respectively.

The payment of $13.5 million in dividends on our Series B Preferred Stock was our single largest use of cash during the nine months ended September 30, 2016. This dividend obligation is likely to continue to be a significant financial obligation of the Company until we either consummate a Qualified Acquisition or redeem or repurchase the Series B Preferred Stock. “Qualified Acquisition” means an Acquisition (as defined below) that, taken together with prior Acquisitions (if any), collectively utilizes aggregate net proceeds of the Series B Preferred Stock Financing of at least $450.0 million.  “Acquisition” means any acquisition by WMIH (or any of its direct or indirect wholly-owned subsidiaries), in a single transaction or a series of transactions, whether by purchase, merger or otherwise, of all or substantially all of the assets of, all the equity interests in, or a business line, unit or division of, any person.

Unless previously converted into common stock, we are required to redeem the Series B Preferred Stock on January 5, 2018 (the “Redemption Date”) in the event we have not consummated a Qualified Acquisition. In addition, we are required to offer to repurchase (if not previously converted) the Series B Preferred Stock upon a Change of Control (as such term is defined in the Certificate of Designation creating the Series B Preferred Stock). The aggregate redemption costs, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600.0 million, plus accrued and unpaid dividends, if any, whether or not declared.  We continue to work diligently to pursue and consummate a Qualified Acquisition prior to the Redemption Date, which would result in the conversion of all of the Series B Preferred Stock into common stock.  However, in the event we are unable to consummate a Qualified Acquisition, the redemption or repurchase of the Series B Preferred Stock would substantially deplete our available cash for acquisitions and business operations and could have a material adverse effect on our financial condition and business operations.  There can be no assurance that we will complete a Qualified Acquisition prior to the Redemption Date.

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

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIH as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIH to satisfy its liquidity needs. Any dividend or payment by WMMRC to WMIH must be approved by the Insurance Division of the State of Hawaii. In addition, all dividends paid by WMMRC to WMIH that constitute Runoff Proceeds must first be used to make payments on the Second Lien Notes as provided under the Second Lien Indenture. In light of the restrictions on dividends applicable to WMMRC, WMIH’s principal sources of liquidity are its unrestricted cash, cash equivalents, investments, investment income derived from its unrestricted investments and fees paid to WMIH by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Division of the State of Hawaii.  Additionally, WMIH also has approximately $572.5 million of restricted cash held in escrow, which was received by WMIH in connection with the Series B Preferred Stock Financing. Because of the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest and principal obligations on the Runoff Notes (only if WMIH is in receipt of Runoff Proceeds; otherwise WMIH pays interest using the “payment-in-kind” (“PIK”) option available under the Indentures) and general and administrative expenses.

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

WMMRC has net assets totaling $34.7 million and $37.8 million as of September 30, 2016 and December 31, 2015, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by the trust arrangements referenced above, and the requirement that the Insurance Division of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Capital Structure and Management

WMIH’s capital structure consists of stockholders’ equity, Series B Preferred Stock proceeds held in escrow which is classified as mezzanine and $19.6 million of term debt as of September 30, 2016 represented by the Second Lien Notes and governed by the terms of the Second Lien Indenture. We issued term debt of $130.0 million represented by the Runoff Notes on the Effective Date. As of September 30, 2016, this term debt has subsequently decreased by a net amount of $110.4 million as a result of principal payments totaling $129.8 million net of PIK Notes which have been issued totaling $19.4 million, resulting in a remaining principal balance of Second Lien Notes equal to $19.6 million.  The First Lien Notes were redeemed in their entirety on April 27, 2015 and the First Lien Indenture was satisfied and discharged.

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. Prior to reincorporation, WMIH was authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share.  Upon reincorporation in Delaware, which is more fully described in Note 1: The Company and its Subsidiaries to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and pursuant to WMIH’s Amended and Restated Certificate of Incorporation, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of September 30, 2016, 206,380,800 shares of WMIH’s common stock were issued and outstanding, and 1,600,000 shares of its preferred stock were issued and outstanding.

On January 30, 2014, pursuant to an Investment Agreement, WMIH issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $11.1 million and warrants to purchase 61,400,000 shares of WMIH’s common stock, 30,700,000 of which have an exercise price of $1.32 per share and 30,700,000 of which have an exercise price of $1.43 per share. The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH. The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH, either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC 470, a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit and an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the warrants, has received other rights pursuant to the Investor Rights Agreement as more fully described in Note 9: Capital Stock to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On January 5, 2015, WMIH announced that it had completed the Series B Preferred Stock Financing and issued 600,000 shares of Series B Preferred Stock for aggregate gross proceeds of $600.0 million, pursuant to the Purchase Agreement with Citi and KCM  (together the “Initial Purchasers”). In connection with the Series B Preferred Stock Financing, WMIH entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent, pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598.5 million representing the net proceeds of the Series B Preferred Stock Financing less offering fees payable on January 5, 2015 but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds will be released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to, among other things, explore and/or fund, in whole or in part, acquisitions, whether completed or not. The entire net proceeds will be released from escrow as instructed by WMIH as needed to consummate a Qualified Acquisition.

In connection with the Series B Preferred Stock Financing, WMIH filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Certificate of Designation creating the Series B Preferred Stock and designating the rights and preferences of the Series B Preferred Stock. Holders of shares of the Series B Preferred Stock are entitled to receive, when, as and if declared, cumulative regular dividends at an annual rate of 3% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock, payable in cash. On each date that WMIH closes any Acquisition, outstanding shares of Series B Preferred Stock having an aggregate liquidation preference equal to the net proceeds of the offering utilized in such Acquisition, on a pro rata basis, will automatically convert into shares of WMIH’s common stock. In addition, on the date WMIH closes a Qualified Acquisition, all outstanding shares of Series B Preferred Stock will automatically convert into shares of WMIH’s common stock. Each date that WMIH closes an Acquisition (including a Qualified Acquisition) will be a “Mandatory Conversion Date.” Unless the Series B Preferred Stock has been previously repurchased at the option of a holder upon the occurrence of certain put events or mandatorily converted, WMIH is required to redeem all outstanding shares of Series B Preferred Stock, if any, on the Mandatory Redemption Date, which is the third anniversary of January 5, 2015 (or January 5, 2018). The reincorporation of WMIH from the State of Washington to the State of Delaware resulted in the increase of the size of its Board of Directors from 7 to up to 11 members and the authorization of a number of shares of its common stock sufficient to permit the conversion of all shares of Series B Preferred Stock (collectively, the “Reincorporation”).

The foregoing transactions pertaining to the Series A Preferred Stock and Series B Preferred Stock are more fully described in Note 9: Capital Stock to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

WMIH may, subject to market conditions, and the limitations set forth in the Second Lien Indenture (described below in this Item 2 under “Notes Payable”), determine to incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions.

While WMIH is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Division of the State of Hawaii. As of September 30, 2016, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Division of the State of Hawaii. In addition, the Second Lien Indenture imposes restrictions on WMMRC business activities. During the nine months ended September 30, 2016 and the year ended December 31, 2015, WMMRC paid $4.7 million and $19.9 million in dividends to WMIH which were deposited into the Collateral Account (as defined below) and were distributed in accordance with the Indentures.

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

The Runoff Notes are secured by, and have a specified priority in right of payment in, a securities or deposit account into which WMIH will deposit distributions it receives from WMMRC of Runoff Proceeds (as defined in the Indentures) (the “Collateral Account”). WMIH will, and has agreed to cause WMMRC to, deposit all distributions, dividends or other receipts in respect of Runoff Proceeds Distributions (as defined in the Indentures) on the date paid to WMIH in the Collateral Account established in accordance with the terms of the Indentures.

On any interest payment date, payments are made from the Collateral Account and from any other Runoff Proceeds Distributions in the priority set forth in the Indentures. Generally, under the Indentures payments are required to be made first to the Trustees for any fees and expenses, then to WMIH for an amount equal to the Issuer Priority Amount (as defined in the Indentures), then to the holders of the First Lien Notes for interest and principal, then to WMIH for an amount equal to the Issuer Secondary Amount (as defined in the Second Lien Indenture), and lastly to the holders of the Second Lien Notes for interest and principal.  After payment in full of all interest and principal to the holders of the First Lien Notes and Second Lien Notes, all amounts on deposit in the Collateral Account and any other Runoff Proceeds will be paid to WMIH. As of September 30, 2016, the Issuer Priority Amount, the First Lien Runoff Notes, and the Issuer Secondary Amount have been paid in full and the First Lien Indenture has been discharged and satisfied.  The obligations created by the Runoff Notes are nonrecourse to WMIH except for certain actions for specific performance and in certain limited circumstances as more fully described in Section 7.16 of the Indentures with respect to Runoff Proceeds Distributions in the Collateral Account or for failure to comply with certain specified covenants relating to (i) the deposit of Runoff Proceeds in the Collateral Account, (ii) payment of Runoff Proceeds in the Collateral Account in accordance with the order of priority established in the Indentures, (iii) failure to seek to obtain the appropriate regulatory approval to permit the dividend of Runoff Proceeds to WMIH and (iv) the failure to cause WMMRC to deposit Runoff Proceeds into a segregated account.

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. The aggregate face amount of PIK Notes issued as of September 30, 2016 and December 31, 2015 totaled approximately $19.4 million at the end of both periods. Total outstanding principal amounts under these notes totaled approximately $19.6 million and $21.7 million as of September 30, 2016 and December 31, 2015, respectively.  Runoff Note principal balances were reduced by approximately $2.1 million and $9.5 million during the nine months ended September 30, 2016 and during the year ended December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, respectively, the Collateral Account contained $0.4 million and less than $1.0 thousand of cash received from WMMRC which was or will be ultimately used for administrative expenses and interest and principal payments on the Runoff Notes in accordance with the Indentures.

Contractual Obligations, Commitments and Contingencies

WMMRC has engaged a Hawaii-based service provider, Marsh Management Services Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

On March 19, 2012, WMIH entered into an Investment Management Agreement with WMMRC. Under the terms of this agreement, WMIH receives a fee from WMMRC equal to the product of (x) the ending dollar amount of assets under management during the calendar month in question and (y) .002 divided by 12. WMIH is responsible for investing the funds of WMMRC based on applicable investment criteria and subject to rules and regulations to which WMMRC is subject. The Investment Management Agreement has been approved by the Insurance Division of the State of Hawaii.

On March 19, 2012, WMIH entered into an Administrative Services Agreement with WMMRC. Under the terms of this agreement, WMIH receives from WMMRC a fee of $110 thousand per month. WMIH is responsible for providing administrative services to support, among other things, supervision, governance, financial administration and reporting, risk management and claims management as may be necessary, together with such other general or specific administrative services that may be reasonably required or requested by WMMRC in the ordinary course of its business. The Administrative Services Agreement has been approved by the Insurance Division of the State of Hawaii.

Total amounts incurred under the Investment Management Agreement and Administrative Services Agreement totaled $1.0 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. The expense and related income eliminate on consolidation.

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees to the Company. The TSA provided the Company with office space (prior to the Company entering into its own lease) for its current employees and continues to provide basic infrastructure and support services to facilitate the Company’s operations. The TSA as amended, extends the term of the agreement through January 31, 2017, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

On or about October 14, 2014, the Trust filed a lawsuit in King County Superior Court in the State of Washington against 16 former directors and officers of WMI (the “D&O Litigation”). The Trust’s complaint alleged, among other things, that the defendants named therein breached their fiduciary duties to WMI and committed corporate waste and fraud by squandering WMI’s financial resources.  In connection with the settlement of the D&O Litigation, during the year ended December 31, 2015, among the Trust, certain former directors and officers of WMI and certain insurance carriers that underwrote director and officer liability insurance policies for the benefit of WMI and its affiliates (including such former directors and officers), such insurance carriers agreed to pay the Trust $37.0 million, of which $3.0 million was placed into a segregated reserve account (the “RSA Reserve”) to be administered by a third party pursuant to the terms of a Reserve Settlement Agreement (the “RSA”).

During the year ended December 31, 2015, WMIH had other income of $7.8 million as a result of its receipt of its share of net Litigation Proceeds related to the D&O Litigation.  As of September 30, 2016, $2.5 million remained in the RSA Reserve.  Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future.

As of September 30, 2016, WMIH had not received any Litigation Proceeds, other than as described above.  On October 6, 2016, WMIH received a distribution of approximately $123 thousand representing its share of net Litigation Proceeds released from the RSA Reserve. See Note 14: Subsequent Events in Item 1 of Part I of this Quarterly Report on Form 10-Q.

As a member of the Litigation Subcommittee of the Trust, Mr. Willingham, who serves as a WMIH Board member and Chairman of the WMIH Audit Committee, participates in overseeing the prosecution of recovery claims by the Trust.

As a result of the Company’s reorganization in bankruptcy, an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract reserve totaling $63.1 million was recorded on the Effective Date. The reserve will be evaluated at each reporting date for changes to its value. As of September 30, 2016 and December 31, 2015, the loss contract reserve was analyzed and determined to have a value of $7.3 million and $9.6 million, respectively.  The value of this reserve decreased by $2.3 million during the nine months ended September 30, 2016 and decreased by $2.7 million during the nine months ended September 30, 2015. The value of this reserve will ultimately be reduced to zero, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see Note 2: Significant Accounting Policies in Item 1 of Part I of this Quarterly Report on Form 10-Q.

In conjunction with the Series B Preferred Stock Financing, the Company is contractually committed to make certain fee payments if future events occur.  These fees are recorded and presented on our condensed consolidated balance sheets as other liabilities. The total balance of $13.7 million of other liabilities is comprised of $12.3 million of accrued fees relating to the Series B Preferred Stock Financing, an accrual for professional fees currently payable of approximately $0.7 million, $0.7 million of accrued dividends relating to the Series B Preferred Stock and several small accruals for recurring business expenses.

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

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2016, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of September 30, 2016, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the detailed discussion of risk factors included in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Described below are some changes to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015.

WMIH’s common stock, and any other instruments treated as stock for purposes of Section 382 of the Code (“Section 382) (including the Series A Preferred Stock and the Series B Preferred Stock), are subject to transfer restrictions under WMIH’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), which if not complied with, could result in the forfeiture of such stock and related distributions.

WMIH’s Certificate of Incorporation contains significant transfer restrictions in relation to the transfer of WMIH’s common stock and any other instruments treated as stock for purposes of Section 382 (including the Series A Preferred Stock and the Series B Preferred Stock). These court-approved transfer restrictions have been adopted in order to minimize the likelihood that we will be deemed to have an “ownership change” within the meaning of Section 382 that could limit our ability to utilize WMIH’s NOL carry forwards under and in accordance with regulations promulgated by the Internal Revenue Service.

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

Because of the complexity of applying Section 382, and because the determination of ownership for purposes of Section 382 does not correspond to SEC beneficial ownership reporting on Schedules 13D and 13G, holders and potential acquirers of WMIH securities should consult with their legal and tax advisors  prior to making  any acquisition or disposition of WMIH securities.  Pursuant to Article VIII of WMIH’s Certificate of Incorporation, the Board has the sole power to determine compliance with the transfer restrictions and we cannot assure you that the Board will concur with any conclusions reached by any holder of WMIH securities or their respective advisors, and/or approve or ratify any proposed acquisitions or dispositions of WMIH securities.  Under Article VIII, Section 3(b), of the Certificate of Incorporation, if the Board determines that a Prohibited Transfer (as defined in the Certificate of Incorporation) has occurred, such Prohibited Transfer shall, to the fullest extent permitted by law, be void ab initio and have no legal effect, and upon written demand by WMIH, the Purported Transferee (as defined in the Certificate of Incorporation) shall disgorge or cause to be disgorged WMIH securities, together with any dividends or distributions received, with respect to such securities.

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

WMIH CORP.
(Registrant)
Dated: November 4, 2016	By:	/s/ William C. Gallagher
	Name:	William C. Gallagher
	Title:	Chief Executive Officer
Dated: November 4, 2016	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer