Form 10-K
period 2016-12-31
WMIH CORP.
filed 2017-03-14
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($2.22) as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2016) was $458.2 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 1, 2017, 206,380,800 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2017 Annual Meeting of Stockholders.

WMIH CORP.

2016 FORM 10-K ANNUAL REPORT

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

WMIH, formerly known as WMIHC and Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc., a Hawaii corporation (“WMMRC”), and WMI Investment Corp., a Delaware corporation (“WMIIC”).  Since emergence from bankruptcy on March 19, 2012 (the “Effective Date”), our business activities consist of operating WMMRC’s legacy reinsurance business in runoff mode. In addition, we are actively seeking acquisition opportunities across a broad array of industries with a specific focus in the financial services industry, including targets with consumer finance, specialty finance, leasing and insurance operations.  Although our focus remains in the financial services industry, we also consider opportunities in other industries.

Our management team meets regularly with the Corporate Strategy and Development Committee (the “CS&D Committee”) of WMIH’s Board of Directors (the “Board” or “Board of Directors”) to discuss and evaluate potential acquisition targets. During the year ended December 31, 2016, the CS&D Committee met formally and informally numerous times to assess various opportunities.

On January 5, 2015, WMIH announced the completion of an offering (the “Series B Preferred Stock Financing”) of 600,000 shares of its 3% Series B Convertible Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”), in the amount of aggregate gross proceeds equal to $600.0 million, pursuant to a Purchase Agreement with Citigroup Global Markets Inc. and KKR Capital Markets LLC (“KCM”), an affiliate of KKR Fund Holdings L.P. and KKR Management Holdings L.P. (“KKR Management”). The net proceeds from the Series B Preferred Stock Financing in the amount of $598.5 million were deposited into an escrow account and invested in United States government securities having a maturity of 180 days or less, in certain money market funds, or cash items.  The net proceeds of the Series B Preferred Stock Financing have been, and will be, released from escrow to us from time to time in amounts needed to finance our efforts to explore and fund, in whole or in part, certain acquisitions, whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses. For further information on the Series B Preferred Stock Financing, see Note 9: Capital Stock and Derivative Instruments, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

During the year ended December 31, 2016, we continued to review opportunities and spend considerable time analyzing a number of different opportunities, none of which resulted in an agreement to acquire a business.  WMIH will continue to evaluate acquisition opportunities and work with our strategic partner, an affiliate of KKR & CO. L.P. (together with its affiliates, “KKR”), to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities in a variety of industries. As of December 31, 2016, WMIH had not consummated an acquisition and we can provide no assurances that we will successfully consummate a transaction and, if so, on what terms.

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

Beginning in 2006, the U.S. housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. Beginning in 2012, home prices began to rise again.  The current outlook for the housing market is optimistic with low interest rates, steady employment growth, higher household formation rates and less restrictive credit conditions. Nevertheless, WMMRC’s operating environment remains somewhat uncertain, as much of its results over the next few years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2007 through 2008.  However, its financial exposure to that environment has been steadily reduced as the remaining net aggregate risk exposure has decreased due to the runoff nature of its operations and the improved condition of the housing market.

Due to the then deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, a former subsidiary of WMIH, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff effective May 31, 2008.  As a result, effective September 26, 2008 (the “Petition Date”), WMMRC ceased assuming new mortgage risks from the primary carriers.  Consequently, WMMRC’s continuing operations consisted solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to the Petition Date. In runoff, an insurer generally writes no new business but continues to service its obligations under in-force policies and otherwise continues as a licensed insurer.

The reinsurance agreements with Triad, PMI and UGRIC were commuted (each, a one-time transaction) on August 31, 2009, October 2, 2012 and April 3, 2014, respectively, and the related trust assets were distributed in accordance with the commutation agreements. As a result, WMMRC’s current continuing operations consist solely of the runoff of coverage associated with mortgages placed with the following four remaining carriers, GMIC, MGIC, Radian and RMIC.

The PMI transaction resulted in a loss from contract termination of $6.2 million during the year ended December 31, 2012. In accordance with the commutation agreement between WMMRC and PMI, the trust assets were distributed in a manner such that PMI received $49.0 million in cash and WMMRC received all remaining trust assets equal to approximately $30.7 million. The UGRIC transaction resulted in a loss from contract termination of $6.6 million during the year ended December 31, 2014. In accordance with the terms of the commutation agreement between WMMRC and UGRIC, the trust assets were distributed in a manner such that UGRIC was paid $17.7 million in cash and WMMRC was paid all remaining cash and assets in the trust account, which totaled $65.4 million from the commutation. The proceeds from the PMI and UGRIC commutations were ultimately used to pay principal and interest and fees related to the Runoff Notes to the extent such proceeds were Runoff Proceeds as defined under the Indentures.

WMMRC may seek opportunities to commute one or more of its remaining reinsurance agreements, with a view toward accelerating the distribution of trust assets in excess of the amount needed to pay claims.  Any such distributions would be applied first to principal and interest payments on the Second Lien Notes.  There can be no assurance that any such commutations will be consummated, or if so, on what terms.

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

Because WMMRC’s business is in runoff mode, we currently have no competitors in that line of business. However, because we are pursuing an acquisition strategy and competition for acquisitions generally has increased, we will compete for acquisition opportunities, and some of those potential competitors for such opportunities are substantially larger and have considerably greater financial, technical, marketing and management resources than we do.

Government Regulation

We are subject to the regulations of the Securities and Exchange Commission (“SEC”) and the Insurance Division of the State of Hawaii. We are also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Any of these laws or regulations may be modified or changed from time to time, and there is no assurance that such modifications or changes will not adversely affect us.

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

Employees

As of December 31, 2016, we employed four full-time employees. We also have retained the services of two individuals on a non-exclusive basis to serve as executive officers of WMIH. None of our employees is covered by a collective-bargaining agreement. We consider our relations with our employees to be good.

On March 22, 2012, WMIH entered into employment agreements with two of our employees.  On May 15, 2015, WMIH entered into employment agreements with two additional employees who serve as directors on the Board of Directors in addition to their respective roles as Chief Executive Officer and President, Chief Operating Officer.  These agreements have been filed with the SEC on Form 8-K, dated March 23, 2012, and on Form 8-K12G3, dated May 13, 2015, respectively.  WMIH has two additional executive officers, Charles Edward Smith, Chief Legal Officer and Secretary, and Timothy F. Jaeger, Interim Chief Financial Officer, who are independent contractors.

Executive Officers of the Registrant

WMIH has four executive officers: William C. Gallagher, its Chief Executive Officer, Thomas L. Fairfield, its President and Chief Operating Officer, Charles Edward Smith, its Chief Legal Officer and Secretary and Timothy F. Jaeger, its Interim Chief Financial Officer and Interim Chief Accounting Officer. Mr. Gallagher and Mr. Fairfield provide services under employment agreements dated May 15, 2015. Mr. Smith provides services to WMIH under the Transition Services Agreement, dated March 22, 2012, as amended (the “TSA”), entered into between WMIH and the WMI Liquidating Trust (the “Trust”), under which Mr. Smith provides chief legal officer and other services to WMIH on a non-exclusive basis. Mr. Jaeger provides non-exclusive services to WMIH under an Engagement Agreement with CXO Consulting Group, LLC, under which Mr. Jaeger acts as Interim Chief Accounting Officer and Interim Chief Financial Officer to WMIH. Subject to the terms of the agreements, the executive officers are elected by and serve at the discretion of the Board of Directors. There are no arrangements or understandings between the executive officers and any other person pursuant to which he was or is to be selected as an officer, other than the designated agreements, which agreements designate the service or positions to be held by the executive officer. None of the executive officers is related to one another or to any of our other members of the Board of Directors.  Mr. Gallagher and Mr. Fairfield serve as directors on the Board.

William C. Gallagher, age 58, has served as Chief Executive Officer and as a member of the Board since May 15, 2015.  Mr. Gallagher served as a consultant to WMIH from November 21, 2014 to May 15, 2015. Mr. Gallagher was previously an Executive Vice President and member of the Board of Directors at Capmark Financial Group Inc. (now known as Bluestem Group Inc. and referred to herein as “Capmark”). Mr. Gallagher served as President and CEO of Capmark from February 2011 to November 2014. He was Executive Vice President and Chief Risk Officer of Capmark from March 2009 to February 2011. Prior to joining Capmark, Mr. Gallagher was the Chief Credit Officer of RBS Greenwich Capital from September 1989 to February 2009.

Thomas L. Fairfield, age 58, has served as President, Chief Operating Officer and as a member of the Board since May 15, 2015.  Mr. Fairfield served as a consultant to WMIH from November 21, 2014 to May 15, 2015.  Mr. Fairfield was previously an Executive Vice President and member of the Board of Directors at Capmark. Mr. Fairfield was Chief Operating Officer of Capmark from February 2011 to November 2014. From March 2006 to February 2012, Mr. Fairfield served as Executive Vice President, Secretary and General Counsel of Capmark. Prior to joining Capmark, Mr. Fairfield was a partner at the law firm of Reed Smith LLP from September 2005 to March 2006 and prior to that at Paul, Hastings, Janofsky & Walker LLP from February 2000 to August 2005 and LeBoeuf, Lamb, Greene & MacRae, LLP from January 1991 to February 2000, where his practice focused primarily on general corporate and securities law, mergers and acquisitions, corporate finance and financial services.

Charles Edward Smith, age 47, has served as Chief Legal Officer and Secretary since the Effective Date and President and Interim Chief Executive Officer from the Effective Date through May 15, 2015.  In addition, since the Effective Date, Mr. Smith has served as the Executive Vice President, General Counsel and Secretary of the Trust. During the significant portion of WMI’s Chapter 11 proceedings, Mr. Smith served as the Executive Vice President, General Counsel and Secretary of WMI. Prior to the closure of WMB on September 25, 2008, Mr. Smith was a First Vice President, Assistant General Counsel and Team Lead (Corporate Finance) for WMB, where he supported the Treasury Group and led a team of lawyers and other professionals who supported the Company’s capital, liquidity, mergers and acquisitions and structured finance activities.

Timothy F. Jaeger, age 58, has served as Interim Chief Financial Officer since June 25, 2012 and Interim Chief Accounting Officer since May 28, 2012. He is a Certified Public Accountant with over 30 years of accounting experience. Most recently, from December 2006 to March 2012, Mr. Jaeger served as Senior Vice President-Chief Accounting Officer/CFO of Macquarie AirFinance, Ltd., a global aviation lessor providing aircraft and capital to the world’s airlines. From November 2006 to December 2009, Mr. Jaeger was a partner at Tatum Partners, LLC, an executive services and consulting firm in the United States.

Available Information

We file annual, quarterly and other reports, proxy statements and other information with the SEC under the Exchange Act.  You may obtain copies of these reports and filings, without charge, through our corporate website located at www.wmih-corp.com. The information on our corporate website is not incorporated into this report or into any other communication delivered to security holders or furnished to the SEC. You can also inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of its Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec/gov/ where you can obtain our SEC filings.

Upon written request, we will furnish to you without charge a paper copy of our Annual Report on Form 10-K for fiscal year ended December 31, 2016 (including financial statements and schedules, but without exhibits). Copies of exhibits to our Annual Report on Form 10-K, and copies of our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, will be furnished for a payment of a fee of $0.50 per page upon written request directed to Secretary, WMIH Corp., 800 Fifth Avenue, Suite 4100, Seattle, WA 98104.

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

As a holding company, our only material assets are our cash on hand, cash held in trust, the equity interests in our subsidiaries (WMMRC and WMIIC) and other investments. As of December 31, 2016, WMIH had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode. WMMRC has not written any new business since the Petition Date. As of December 31, 2016, excluding restricted cash and assets held in trust, we had approximately $50.1 million in cash, cash equivalents, and investments, which includes $3.0 million held by our wholly-owned subsidiary, WMMRC; WMIIC holds no assets and generates no revenues. For the foreseeable future, our principal source of revenue and cash flow will be investment income from our investment portfolio, if any, cash and cash equivalents on hand, distributions from our operating subsidiary, if any, and certain payments made to us by WMMRC pursuant to the Administrative Services Agreement, dated as of March 19, 2012, between WMIH and WMMRC (the “Administrative Services Agreement”) and the Investment Management Agreement, dated as of March 19, 2012, between WMIH and WMMRC (the “Investment Management Agreement”). The use of funds received from WMMRC as distributions to WMIH are restricted by the Second Lien Indenture until the Second Lien Notes are paid in full and WMMRC is restricted by insurance law from making distributions to WMIH unless prior approval is obtained from the Insurance Division of the State of Hawaii. Thus, our ability to service our debt, finance acquisitions and pay dividends to our stockholders in the future is dependent on (i) the ability of our operating subsidiary to generate sufficient net income and cash flows to make upstream cash distributions to us, and (ii) our ability to obtain access to the funds held in escrow from the Series B Preferred Stock Financing. Our subsidiaries are and will be separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise except for distributions of Runoff Proceeds (as defined in the Indentures) to pay the holders of the Runoff Notes under the Indentures. The ability of our operating subsidiary to distribute cash to us will also be subject to, among other things, restrictions that are contained in our Second Lien Indenture, availability of sufficient funds and applicable state laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our operating subsidiary to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, fund and conduct our business or fund dividends, redemptions or repurchases.

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition.

We are a holding company that holds all of the equity interests of WMMRC and WMIIC. In the future, we intend to acquire other businesses or make other acquisitions that may involve unknown risks, some of which will be particular to the industry in which the business or acquisition target or targets operate. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. As a result of these factors, WMIH may be forced to later write-down or write-off assets, restructure operations or incur impairment or other charges that could result in reporting losses. The realization of any new or unknown risks could prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt will be subject to the specific risks applicable to any business or company we acquire.

A mandatory redemption of the Series B Preferred Stock would likely have a material adverse effect on our financial condition and business operations.

If we do not consummate a Qualified Acquisition, or take other actions to extend the redemption date applicable to, or to refinance or modify the terms of, the Series B Preferred Stock, then we are obligated to redeem the Series B Preferred Stock on January 5, 2018 (the “Series B Redemption Date”).  Our management team remains focused on identifying and consummating a Qualified Acquisition before the Series B Redemption Date.  However, there can be no assurances that we will be able to consummate a Qualified Acquisition prior to the Series B Redemption Date, on terms favorable to us, or at all. A mandatory redemption of the Series B Preferred Stock will substantially deplete our cash on hand to continue seeking acquisitions and would likely have a material adverse effect on our financial condition and business operations.  Relatedly, under those circumstances, we also may not have access to alternative sources of capital or liquidity.

Under the Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), we will be obligated to redeem any outstanding Series B Preferred Stock on the Series B Redemption Date in the event we have not consummated a Qualified Acquisition. All or a portion of the Series B Preferred Stock automatically converts into WMIH’s common stock upon a Qualified Acquisition or an Acquisition, as the case may be. If  a Qualified Acquisition or an Acquisition does not occur, none of the Series B Preferred Stock will convert into WMIH’s common stock. If an Acquisition occurs but a Qualified Acquisition does not occur, only a portion of the Series B Preferred Stock will convert into WMIH’s common stock.

“Acquisition” means any acquisition by WMIH (or any of its direct or indirect wholly-owned subsidiaries), in a single transaction or a series of transactions, whether by purchase, merger or otherwise, of all or substantially all of the assets of, all the equity interests in, or a business line, unit or division of, any person. “Qualified Acquisition” means an Acquisition that, taken together with prior Acquisitions (if any), collectively utilizes aggregate net proceeds of the Series B Preferred Stock Financing of $450.0 million.

The nature of certain of our assets is volatile and their value may fluctuate or change over short periods of time.

As of December 31, 2016, we had $654.8 million cash, cash equivalents and securities, of which approximately $620.4 million was held directly by WMIH and approximately $34.4 million was held by WMMRC. The WMIH cash balance includes $572.9 million of cash held in escrow under the terms of the Series B Preferred Stock escrow agreement. Under most circumstances, WMMRC’s cash will not be available for use by WMIH until the Second Lien Notes are paid in full. Investing in securities other than U.S. government instruments will likely result in a higher risk of loss to us, particularly in light of uncertain domestic and global political, credit and financial market conditions. We value these securities for various purposes based on a number of factors, including, without limitation, third-party independent valuations. Because valuations, and particularly valuations of private securities and illiquid securities, are inherently uncertain, such valuations may fluctuate significantly over short periods of time and may differ materially from the values that would have been obtained if an active market existed for these securities.

WMIH, together with its subsidiaries, may not be able to fully utilize our net operating loss (“NOL”) and other tax carry forwards.

As of December 31, 2012, WMIH and its subsidiaries had U.S. federal NOLs of approximately $7.54 billion, of which approximately $5.97 billion was allocated to that portion of 2012 after the ownership change described below, that, if unused, will begin to expire in 2031. We believe that, as of December 31, 2016, WMIH and its subsidiaries had NOLs not subject to limitation under Section 382 (“Section 382”) of the United States Internal Revenue Code of 1986, as amended (the “Code”), of approximately $6.0 billion. Both WMIH and WMMRC caused 100% valuation allowances to be recorded against these deferred tax assets.

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

Our ability, including the ability of any subsidiary or subsidiaries acquired in any Acquisition (as defined in Article VI of WMIH’s Certificate of Incorporation), to utilize NOLs and other tax carry forwards to reduce taxable income in future years could be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carry forwards prior to their expiration and/or the Internal Revenue Service (“IRS”) challenges that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of Federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not challenge the use of all or any portion of the NOLs.  Additionally, our ability (and the ability of any future subsidiary or subsidiaries) to fully use these tax assets could also be adversely affected if the respective companies were deemed to have another “ownership change” within the meaning of Sections 382 and 383 of the Code. Although we have certain transfer restrictions in place under the Certificate of Incorporation, our Board of Directors could issue additional shares of stock or permit future conversions or redemptions of our stock, which, depending on their magnitude, could result in ownership changes that would trigger the imposition of additional limitations on the utilization of our NOLs under Sections 382 and 383 of the Code. Accordingly, there can be no assurance that, in the future, WMIH and/or its subsidiaries (and any future subsidiary) will be able to utilize its NOLs or not experience additional limitations on utilizing the tax benefits of their NOLs and other tax carry forwards. Such limitations could have a material adverse effect on WMIH and/or its subsidiaries’ results of operations, cash flows or financial condition.

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

Our ability to successfully execute an acquisition strategy will impact our ability to achieve profitability and grow our business. There can be no assurances that we will be successful in this endeavor. We may need additional capital to complete an acquisition, but there can be no assurances that we will be able to raise sufficient additional capital at all or on commercially reasonable terms. Furthermore, uncertainties regarding the form of any financial and tax reforms under the Trump administration may inhibit our ability to complete an acquisition. WMIH’s inability to make one or more acquisitions will impair WMIH’s ability to be profitable. WMIH may not be able to achieve profitability on a sustained basis. There may be a substantial period of time before we are able to invest and make suitable acquisitions. Delays we encounter in the selection, acquisition and/or development of targets could adversely affect the value of the Company.

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

Although we appointed William C. Gallagher as our Chief Executive Officer and Thomas L. Fairfield as our President and Chief Operating Officer in 2015, we have very limited staffing and management resources and are highly dependent on consultants and certain key employees. WMIH’s Chief Legal Officer and Secretary, Charles Edward Smith, is an employee of the Trust, and our Interim Chief Financial Officer, Timothy F. Jaeger, is a self-employed consultant engaged by WMIH to provide financial reporting services.  As of December 31, 2016, in addition to Messrs. Gallagher and Fairfield, the Company had two additional employees. However, minimal staffing and any inability we may have to engage new executive officers or key employees in the event any of our executive officers or key employees terminates employment could have a material adverse impact on our operations or delay or curtail the attainment of WMIH’s objectives.

Business interruptions could limit our ability to operate our business.

Our operations, as well as others on which we depend, are vulnerable to damage or interruption from fire; natural disasters, including earthquakes; computer viruses; human error; power shortages; telecommunication failures; international acts of terror; and similar events. Our offices are located in Seattle, Washington and we currently obtain certain key services from the Trust pursuant to the TSA. The TSA, as amended, is currently in effect through April 30, 2017, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

We are subject to the regulations of the SEC and the Insurance Division of the State of Hawaii. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various federal and state laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans.

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

Risks Related to Owning WMIH’s Stock

WMIH’s common stock, and any other instruments treated as stock for purposes of Section 382 (including WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and the Series B Preferred Stock), are subject to transfer restrictions under the Certificate of Incorporation, which if not complied with, could result in the forfeiture of such stock and related distributions.

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

WMIH’s common stock is currently listed on The Nasdaq Capital Market (“NASDAQ”). If we do not comply with NASDAQ’s continued listing requirements, these shares may be delisted from NASDAQ, which would likely result in WMIH’s shares being traded on the OTC Markets OTCQB electronic quotation system (or the lesser tier OTC Pink), and negatively affect the liquidity and trading prices of WMIH’s common stock.

WMIH’s common stock is currently listed on NASDAQ. In order to maintain eligibility for continued listing on NASDAQ, we must fulfill certain minimum listing requirements, including specified financial and corporate governance criteria.  There can be no assurance that we can maintain such minimum listing requirements, and in the event that we cannot, such failure would likely result in WMIH’s shares being traded on the OTC Markets OTCQB electronic quotation system (or the lesser tier OTC Pink).  If WMIH is not able to maintain the listing of its common stock on NASDAQ, WMIH could face material adverse consequences, including:

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

Despite WMIH’s common stock being listed on NASDAQ, an active market for its common stock may not be sustained, and the market price of its common stock may be volatile.

Despite WMIH’s common stock being listed on NASDAQ, we cannot assure you as to (a) whether or not a public trading market for WMIH common stock can be sustained, (b) the liquidity of any public trading market, (c) the ability of WMIH shareholders to sell their shares of common stock, or (d) the price that WMIH shareholders may obtain for their shares of common stock.  The market price for shares of WMIH common stock may be highly volatile and could be subject to wide fluctuations. We cannot predict how the shares of WMIH common stock will trade in the future. Some of the factors that could affect the share price of WMIH common stock include: (i) our financial condition; (ii) actual or anticipated variations in our operating results; (iii) publication of research reports and recommendations by financial analysts; (iv) fluctuations in the stock price and operating results of our competitors; (v) our ability to execute our business plan, or the perception in the market regarding our ability to execute our business plan; (vi) additions or departures of key management personnel; (vii) proposed or adopted regulatory or tax law changes or developments; (viii) speculations reported in the press or investment community; (ix) issuances of new equity pursuant to future offerings; (x) general market and economic conditions; and (xi) any required redemption or repurchase of our Series B Preferred Stock. In some cases, U.S. stock markets have produced downward pressure on stock prices for some issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders.

Anti-takeover provisions in our Certificate of Incorporation and Amended and Restated Bylaws (“Bylaws”) and under Delaware law could make a third-party acquisition of WMIH difficult.

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

WMIH has 3,500,000,000 shares of common stock authorized for issuance and 10,000,000 shares of preferred stock authorized for issuance. As of March 1, 2017, WMIH had 206,380,800 shares of its common stock issued and outstanding. The possibility of dilution posed by shares available for future sale could reduce the market price of WMIH’s common stock and could make it more difficult for WMIH to raise funds through equity offerings in the future.  In fact, WMIH has consummated two corporate financing transactions that are, on an as-converted basis, dilutive to stockholders. Specifically, in connection with our Series A Preferred Stock offering, effective January 30, 2014, WMIH issued 1,000,000 shares of Series A Preferred Stock, which may be converted into 10,065,629 shares of WMIH’s common stock, and Warrants to purchase 61,400,000 shares of WMIH’s common stock; and on January 5, 2015, in connection with the Series B Preferred Stock Financing, WMIH issued 600,000 shares of Series B Preferred Stock, which may be converted into between 266,666,667 and 342,857,143 shares of WMIH’s common stock.

The value of WMIH’s common stock may be affected by terms and conditions of the Series B Preferred Stock, which is senior in priority to WMIH’s common stock.  See “Risk Related to the Series B Preferred Stock”.

The redemption or repurchase of our Series B Preferred Stock may have a material adverse effect on holders of WMIH’s common stock.

We have limited business operations and assets.  If we are obligated to redeem or repurchase some or all of our Series B Preferred Stock on the Series B Redemption Date because we have not completed an Acquisition or Qualified Acquisition prior to such date, it is likely that our business and financial prospects will be adversely affected and the holders of WMIH’s common stock are likely to lose a significant part or all of their investment. While we would expect to seek alternative financing under those circumstances, there can be no assurance such financing would be available at terms we would determine to be acceptable, or at all.

Risks Related to the Embedded Conversion Feature of the Series B Preferred Stock

The embedded conversion feature of the Series B Preferred Stock has caused wide fluctuations in our earnings and on our balance sheet and is likely to continue to do so due to the requirement to reflect the fair value of the embedded conversion feature in our financial statements.

The Series B Preferred Stock is a hybrid financial instrument that contains a mandatory conversion into WMIH’s common stock under certain circumstances. Under applicable accounting rules, the fair value of this embedded conversion feature must be determined at the end of each reporting period.  Upon any conversion of the Series B Preferred Stock in accordance with its terms, the Series B Preferred Stock will convert into common stock based on the outstanding principal and accrued interest, subject to a floor of $1.75 per share of WMIH’s common stock and a ceiling of $2.25 per share. The embedded conversion feature results in a derivative liability primarily when WMIH’s average stock price exceeds the conversion price and a derivative asset primarily when WMIH’s average stock price is less than the conversion price.  Any change in the fair value of the embedded conversion feature will constitute other income or expense, as the case may be, in the applicable reporting period.  Upon conversion or redemption of the Series B Preferred Stock, any asset or liability related to the embedded conversion would be eliminated. Although a non-cash item, the valuation of the embedded conversion feature has fluctuated widely during the reporting periods and significantly impacted our balance sheet and operating statement.

Risks Related to the Series B Preferred Stock

The Series B Preferred Stock ranks junior to all of our indebtedness and other liabilities.

In the event of our bankruptcy, liquidation, reorganization or other winding-up, our assets will be available to pay obligations on the Series B Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series B Preferred Stock to participate in the distribution of our assets will rank pari passu with our Series A Preferred Stock and any parity stock we issue in the future. In addition, we are a holding company and the Series B Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of our subsidiaries and any capital stock of our subsidiaries not held by us. The rights of holders of the Series B Preferred Stock to participate in the distribution of assets of our subsidiaries ranks junior to the prior claims of that subsidiary’s creditors and any other equity holders. Consequently, if we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets remaining to pay amounts due on any or all of the Series B Preferred Stock then outstanding. We and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the Series B Preferred Stock.

We are obligated to pay dividends on the Series B Preferred Stock under certain circumstances, and we are subject to restrictions on the payment of dividends on, and the redemption or repurchase of, the Series B Preferred Stock.

Dividends on the Series B Preferred Stock are payable only when, as and if declared by our Board or an authorized committee thereof, out of funds legally available therefor. Our Board is not legally obligated to declare dividends.

In addition, under our Certificate of Incorporation, we will be obligated to redeem the Series B Preferred Stock (if not previously converted) on January 5, 2018, and to repurchase the Series B Preferred Stock tendered for repurchase upon certain events. However, we may be unable to redeem or repurchase the Series B Preferred Stock under applicable law or due to contractual restrictions.

Delaware law provides that dividends on the Series B Preferred Stock, or a redemption or repurchase payment on capital stock, may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay dividends on, or redeem or repurchase, the Series B Preferred Stock, would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Since the Effective Date, we have often not achieved profitability, and when profitable, did not achieve significant profitability. We do not expect to achieve significant profits in the future unless we consummate an acquisition.

We may also enter into debt or other agreements in the future that may restrict us from paying dividends on, or redeeming or repurchasing, the Series B Preferred Stock.

Further, even if we are permitted under our contractual obligations and Delaware law, as applicable, to pay dividends on, or redeem or repurchase, the shares of Series B Preferred Stock, we may not have sufficient cash to do so. See “—We may not have sufficient funds to redeem or repurchase the Series B Preferred Stock or pay dividends.”

We may not consummate an Acquisition or a Qualified Acquisition.

We may not consummate an Acquisition or a Qualified Acquisition due to inability to find an appropriate target company or companies, an inability to obtain appropriate financing, an inability to agree to the terms of an acquisition(s) or for any other reason. Furthermore, uncertainties regarding the form of any financial and federal corporate income tax reforms may inhibit our ability to complete an Acquisition or a Qualified Acquisition. We anticipate that the assessment of each specific target business, and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments relevant to the acquisition of any such target business, will require substantial time and attention on the part of our management and substantial costs for accountants, attorneys and others. If we decide not to complete a proposed Acquisition or Qualified Acquisition that is being pursued, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially and adversely affect subsequent attempts to locate and acquire or merge with another business.

Furthermore, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships) and other entities, domestic and international, competing for the types of businesses we may consider for acquisition. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable may be limited by our available financial resources. This inherent competitive limitation may give others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are required to redeem the Series B Preferred Stock (if not previously converted) on January 5, 2018 if we have not consummated a Qualified Acquisition, target companies will be aware of this, which may place us at a competitive disadvantage in successfully negotiating a business combination.

We may also consummate an acquisition or acquisitions that do not constitute a Qualified Acquisition.

We may not have sufficient funds to pay the “Mandatory Redemption Price” which is a price equal to $1,000 per share of Series B Preferred Stock, plus an amount equal to accrued and unpaid dividends, if any, whether or not declared, in the event we use some of the proceeds from the Series B Preferred Stock Financing to consummate one or more acquisitions that do not constitute a Qualified Acquisition and we may be unable to obtain additional financing to fund such Mandatory Redemption Price. All or a portion of the Series B Preferred Stock automatically converts into WMIH’s common stock upon a Qualified Acquisition or an Acquisition, as the case may be. If a Qualified Acquisition or an Acquisition does not occur, none of the Series B Preferred Stock will convert into WMIH’s common stock. If an Acquisition occurs but a Qualified Acquisition does not occur, only a portion of the Series B Preferred Stock will convert into WMIH’s common stock. See “—We may not have sufficient funds to redeem or repurchase the Series B Preferred Stock or pay dividends.”

The Series B Preferred Stock is not convertible at the option of holders.

All or a portion of the Series B Preferred Stock automatically converts into WMIH’s common stock upon an Acquisition or a Qualified Acquisition, as the case may be. If an Acquisition does not occur, none of the Series B Preferred Stock will convert into WMIH’s common stock. If an Acquisition occurs but a Qualified Acquisition does not occur, only a portion of the Series B Preferred Stock will convert into WMIH’s common stock. Holders of the Series B Preferred Stock have no right to convert their shares of Series B Preferred Stock at their option into WMIH’s common stock. Furthermore, if an Acquisition or a Qualified Acquisition does occur, all or a portion, as the case may be, of the Series B Preferred Stock will automatically convert into WMIH’s common stock at a conversion price no less than the Floor Price (as defined in the Certificate of Incorporation) even if such conversion is unfavorable because WMIH’s common stock is trading below the Floor Price.

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

The number of shares of WMIH’s common stock that holders of Series B Preferred Stock are entitled to receive upon mandatory conversion of the Series B Preferred Stock is subject to adjustment for certain specified events, including, but not limited to, stock splits, stock recombinations, or tender or exchange offers for common stock of WMIH (which events are more limited than customary for convertible securities because the holders of Series B Preferred Stock participate in dividends on WMIH’s common stock on an as converted basis). However, other events, which may adversely affect the market price of WMIH’s common stock, may not result in any adjustment, such as the issuance of WMIH’s common stock in an acquisition or for cash. Further, if any of these other events adversely affects the market price of WMIH’s common stock, we expect it to also adversely affect the market price of our Series B Preferred Stock. In addition, the terms of our Series B Preferred Stock do not restrict our ability to offer WMIH’s common stock or securities convertible into WMIH’s common stock in the future or to engage in other transactions that could dilute WMIH’s common stock. We have no obligation to consider the interests of the holders of our Series B Preferred Stock in engaging in any such offering or transaction.

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

We are required to redeem the Series B Preferred Stock (if not previously converted) on January 5, 2018 in the event we have not consummated a Qualified Acquisition. The aggregate redemption costs, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600.0 million, plus accrued and unpaid dividends, if any, whether or not declared. In addition, we are required to offer to repurchase (if not previously converted) the Series B Preferred Stock upon a Change of Control (as such term is defined in Article VI of the Certificate of Incorporation). Furthermore, if and when declared by our Board and until the Series B Preferred Stock is converted, we are required to pay cumulative regular dividends out of funds legally available therefor at an annual rate of 3% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock.  However, we may not have sufficient funds, and we may be unable to obtain additional financing, to make such a redemption, repurchase or pay dividends as required, each of which could have a material adverse effect on the Company and the value of our capital stock.  This risk is increased by the fact that we (i) have very limited operations, (ii) in the past have not generated significant cash flows, (iii) may use net proceeds that have been deposited into the escrow account in connection with the Series B Preferred Stock Financing to explore and fund, in whole or in part, acquisitions whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses, and (iv) may consummate an acquisition or acquisitions that do not constitute a Qualified Acquisition (and accordingly may use net proceeds that have been deposited into the escrow account), which may cause us to have insufficient funds to redeem or repurchase the remaining outstanding Series B Preferred Stock as required or pay dividends. The Company will periodically assess our ability to redeem or repurchase the Series B Preferred Stock. If the Company determines that conditions exist that raise substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued or available to be issued, due to our inability to redeem or repurchase the Series B Preferred Stock, and we are unable to demonstrate our ability to refinance or obtain access to additional funding, our auditors could issue a going concern qualification to our financial statements.  A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurrence of debt or other financing alternatives and could have a material adverse effect on the Company and the value of our capital stock.

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

As of March 1, 2017, affiliates of KKR held between 29.4% and 29.9% of WMIH’s common stock (after giving effect to the exercise of outstanding Warrants and the conversion of each of the Series A Preferred Stock and the Series B Preferred Stock which have a variable conversion price). Affiliates of KKR are parties to the Investment Agreement and the Investor Rights Agreement (as such terms are defined in Note 8: Financing Arrangements to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K).

As a result, affiliates of KKR may have substantial influence over our decisions to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether other holders of our capital stock believe that any such transactions are in their own best interests. For example, affiliates of KKR could potentially cause us to refrain from making acquisitions in a manner that is not in the best interests of holders of the Series B Preferred Stock, whether or not such acquisitions are in the best interests of holders of WMIH common stock. KKR will not provide oversight of or have control over or be involved with the investment activities or other operations of the Company.

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

WMMRC is domiciled in the State of Hawaii and is subject to the rules and regulations as promulgated by the State of Hawaii and its Insurance Division, its primary state regulator. Foremost among those rules and regulations are minimum capital standards. Management believes that as of December 31, 2016, WMMRC satisfied such minimum capital standards and other applicable rules and regulations. Nevertheless, there can be no assurances of WMMRC’s future ability to meet those standards, or as they may be revised.

In addition, WMMRC’s business may be affected by legislative or regulatory reforms of the U.S. housing finance system, as well as the application of certain public or private sector programs designed to assist homeowners avoid foreclosure. In each case, these reforms and programs could change the economic behavior of either the mortgage insurance policyholders or the mortgage insurance companies to the detriment of WMMRC. Following the severe financial dislocations of 2008, new, sweeping rules and regulations were promulgated by federal, state and local regulatory authorities, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Because WMMRC is currently operating its business in runoff mode, it has not, to date, needed to materially change any of its business practices in response to various regulatory initiatives, including the Dodd-Frank Act. Nevertheless, there can be no assurances that WMMRC will not be required to undertake changes to its business practices in the future in response to one or more regulatory initiatives.

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

Following emergence from Chapter 11, we adopted fresh start reporting in accordance with Accounting Standards Codification (“ASC”) 852 (Reorganizations), pursuant to which the reorganization value of the entity was assigned to the entity’s assets and liabilities in conformity with the procedures specified by ASC 805 (Business Combinations), which requires that the entity measure the identifiable assets and liabilities at their acquisition-date fair values. Adopting fresh start reporting resulted in a new reporting entity with no beginning retained earnings or deficit. In addition to the adoption of fresh start reporting, our post-emergence consolidated financial statements reflect effects of the transactions contemplated by the Plan. Thus, our future balance sheets and results of operations may not be entirely comparable in certain respects to balance sheets and consolidated statements of operations data for periods prior to the adoption of fresh start reporting and prior to accounting for the effects of the reorganization. Our historical financial information may not be indicative of future financial information.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Seattle, Washington. We lease office space for our Company personnel.

Item 3.	Legal Proceedings.

As of December 31, 2016, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since September 28, 2015, WMIH’s common stock has traded on The Nasdaq Capital Market under the trading symbol “WMIH.” From the Effective Date until September 25, 2015, WMIH’s common stock was quoted on the over-the-counter market under the symbol “WMIH.”

The following table shows the range of reported high and low daily closing prices for WMIH’s common stock for each full quarterly period during the years ended December 31, 2016 and December 31, 2015, from the relevant exchange.  Relevant over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High	Low
Fourth Quarter – 2016	$2.28	$1.30
Third Quarter – 2016	$2.49	$2.22
Second Quarter – 2016	$2.39	$2.11
First Quarter – 2016	$2.58	$2.14
Fourth Quarter – 2015	$2.94	$2.25
Third Quarter – 2015	$2.98	$2.12
Second Quarter – 2015	$3.13	$2.16
First Quarter – 2015	$2.64	$2.10

On March 1, 2017, the price of WMIH’s common stock traded on NASDAQ ranged from a high of $1.35 per share to a low of $1.25 per share.

Holders

As of March 1, 2017, there were approximately 7,989 stockholders of record of WMIH’s common stock. This does not reflect holders who beneficially own WMIH’s common stock held in nominee or street name.

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

On October 18, 2012, WMIH issued a total of 1,156,078 restricted shares of its common stock under the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) to outside directors. On August 13, 2013, 686,273 restricted shares of WMIH’s common stock were issued under the 2012 Plan to outside directors. The restricted shares vest in three equal installments commencing on the date of grant over a three year period (subject to continued service as a director through each vesting date and subject to certain stock ownership guidelines in which the director must at all times during service on the Board hold shares of WMIH’s common stock equal to 50% of the aggregate number of shares awarded to the director as director compensation and that have vested, and such shares may not be sold without the prior approval of the Compensation Committee). Effective February 10, 2014, we increased the number of shares reserved and available for awards under our 2012 Plan from 2.0 million to 3.0 million shares of WMIH’s common stock and issued 250,000 restricted shares to members of our Corporate Strategy and Development Committee and Michael Willingham, the current Chairman of the Board’s Audit Committee and former Chairman of the Board. On June 4, 2014, 250,894 restricted shares of WMIH’s common stock were issued under the 2012 Plan to our outside directors.  Effective February 25, 2015, we increased the number of shares authorized and available for awards under the 2012 Plan from 3.0 million to 12.0 million shares of WMIH’s common stock, subject to approval of stockholders of WMIH, which approval was subsequently received on April 28, 2015 at our annual meeting. On April 28, 2015, 269,234 restricted shares of WMIH’s common stock were issued under the 2012 Plan to outside directors. On May 15, 2015, WMIH issued a total of 3,555,556 restricted shares (1,777,778 restricted stock grants each) to William C. Gallagher and Thomas L. Fairfield under the 2012 Plan. On June 1, 2016, 212,765 restricted shares of WMIH’s common stock were issued under the 2012 Plan to outside directors. We issued these shares relying on Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder.

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

Performance Graph

The following graph shows the cumulative total stockholder return for WMIH’s common stock during the period from the Effective Date to December 31, 2016. Five-year historical data is not presented because we emerged from bankruptcy on March 19, 2012 and the stock performance of WMIH’s common stock is not comparable to the performance of the common stock of Washington Mutual Inc. (“WMI”), and additionally, WMI is not considered our predecessor. The chart also shows the cumulative returns of (a) the Standard & Poor’s 500 Index (“S&P 500”) and (b) an index of two peer companies selected by the Company. The peer group is comprised of the following companies: MGIC Investment Corporation and Radian Group Inc. This peer group index will be subject to occasional change as WMIH or its competitors change their focus, merge or are acquired, undergo significant changes, or as new competitors emerge. The comparison assumes $100 was invested on the Effective Date, in WMIH’s common stock and in each of the indices shown and assumes that all dividends were reinvested.

The comparisons are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of WMIH’s common stock.

Date	March 19, 2012	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
S&P 500	$100	$104	$137	$156	$158	$177
WMIH	$100	$84	$282	$205	$259	$155
Peer	$100	$106	$240	$286	$240	$314

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

Item 6.	Selected Financial Data.
	Successor*					Predecessor*
(in thousands, except share and per share amounts)	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Period from March 20 through December 31, 2012	Period from January 1 through March 19, 2012
Statement of Operations Data:
Revenues:
Premiums earned	$3,147	$5,121	$7,169	$10,946	$14,394	$6,177
Net investment income (loss)	2,249	879	1,379	(778)	6,893	3,172
Total revenues	5,396	6,000	8,548	10,168	21,287	9,349
Operating expenses:
Losses and loss adjustment (benefit) expense	(669)	(1,115)	3,281	(6,159)	18,644	11,467
Ceding commission expense	306	456	653	1,325	1,544	768
General and administrative expense	7,043	20,940	6,526	5,665	4,637	547
Loss contract reserve value change	(3,978)	(2,926)	(33,770)	(5,898)	(10,847)	—
Loss from contract termination	—	—	6,563	—	6,151	—
Interest expense	2,616	3,702	22,225	14,897	13,511	—
Total operating expense	5,318	21,057	5,478	9,830	33,640	12,782
Net operating income (loss)	78	(15,057)	3,070	338	(12,353)	(3,433)
Other (income) and expense:
Other (income)	(123)	(7,845)	—	—	—	—
Unrealized (gain) loss on change in fair value of derivative embedded conversion feature	(201,499)	54,621	—	—	—	—
Total other (income) expense	(201,622)	46,776	—	—	—	—
Income (loss) before income taxes	201,700	(61,833)	3,070	338	(12,353)	(3,433)
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss)	201,700	(61,833)	3,070	338	(12,353)	(3,433)
Redeemable convertible series B preferred stock dividends	(18,000)	(17,748)	—	—	—	—
Preferred deemed dividend	—	—	(9,455)	—	—	—
Net income (loss) attributable to common and participating stockholders	$183,700	$(79,581)	$(6,385)	$338	$(12,353)	$(3,433)
Basic net income (loss) per share attributable to common and participating stockholders	$0.33	$(0.39)	$(0.03)	$0.00	$(0.06)	$(3,433.00)
Shares used in computing basic net income (loss) per share	202,270,887	201,746,613	200,869,928	200,304,068	200,000,000	1,000
Diluted net income (loss) per share attributable to common and participating stockholders	$0.30	$(0.39)	$(0.03)	$0.00	$(0.06)	$(3,433.00)
Shares used in computing diluted net income (loss) per share	235,406,360	201,746,613	200,869,928	200,304,068	200,000,000	1,000

Statement of cash flow data:
Net cash (used in) provided by
Operating activities	$(8,444)	$(583,173)	$(33,581)	$(24,226)	$(102,774)	$3,843
Investing activities	21,980	(39,127)	156,159	51,292	31,249	(4,471)
Financing activities	(20,969)	554,215	(56,555)	(31,841)	6,272	—

Balance Sheet data (as of end of period):
Cash and cash equivalents	$2,491	$9,924	$78,009	$11,986	$16,761	$82,014
Restricted cash	573,347	571,440	2,447	115	—	—
Derivative asset - embedded conversion feature	80,651	—	—	—	—	—
Total assets	736,190	685,060	156,139	267,638	339,916	423,183
Notes payable - principal	18,774	21,743	31,220	105,502	136,272	130,000
Losses and loss adjustment reserves	811	5,063	18,947	44,314	82,524	141,010
Loss contract reserve	5,645	9,623	12,549	46,319	52,217	63,064
Derivative liability - embedded conversion feature	—	120,848	—	—	—	—
Total liabilities	39,841	173,069	67,909	202,509	275,526	346,583
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000, 600,000, zero, zero and zero shares issued and outstanding as of December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $600,000,000, $600,000,000, zero, zero and zero as of December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and March 19, 2012, respectively	502,213	502,213	—	—	—	—
Total stockholders’ equity	$194,136	$9,778	$88,230	$65,129	$64,390	$76,600

* Material differences, including with respect to its business operations, financial performance, asset size and other factors, exist with respect to the pre-petition operations and financial position of WMI and its subsidiaries as compared with the post-emergence operations and financial position of WMIH and its subsidiaries. In order to address such differences, in preparing these and future financial statements, management has concluded that it is appropriate to use the financial information of WMIH’s wholly-owned subsidiary, WMMRC, as the basis for its pre-emergence financial reporting. Information in these financial statements labeled as “Predecessor” refers to periods prior to the adoption of fresh start reporting, while those labeled as “Successor” refer to periods following the Company’s reorganization and emergence from bankruptcy.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K. The following is a discussion and analysis of our results of operations for the periods ended December 31, 2016, 2015 and 2014 and the financial condition as of December 31, 2016 and December 31, 2015 (dollars in thousands, except share and per share data and as otherwise indicated).

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

FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS

As discussed under “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K and “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, actual results may differ materially from the results contemplated by forward-looking statements. We are not undertaking any obligation to update forward-looking statements or other statements we may make in the following discussion or elsewhere in this document, even though these statements may be affected by events or circumstances occurring after the forward-looking statements were made. Therefore, you should not rely on these statements being current as of any time other than the time at which this document was filed with the SEC.

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

Until such time as an acquisition is consummated, we intend to continue to seek, identify and evaluate acquisition opportunities of varying sizes across a broad array of industries for the purpose of facilitating an acquisition by WMIH of one or more operating businesses. Our management team meets regularly with the Corporate Strategy and Development Committee (the “CS&D Committee”) of our Board of Directors (the “Board or “Board of Directors”) to discuss and evaluate potential acquisition targets. During the year ended December 31, 2016, the CS&D Committee met formally and informally numerous times to assess various opportunities. During 2015 and 2016, we focused primarily on acquisition targets in the financial services industry, including targets with consumer finance, commercial finance, specialty finance, leasing and insurance operations. We also may review potential targets in other industries, such as information technology, industrials, business services, healthcare and other sectors.

On January 5, 2015, WMIH announced that it had completed an offering (the “Series B Preferred Stock Financing”) of 600,000 shares of its 3% Series B Convertible Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”), in the amount of aggregate gross proceeds equal to $600 million, pursuant to a Purchase Agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc. (“Citi”) and KKR Capital Markets LLC (“KCM”), an affiliate of KKR Fund Holdings L.P. (“KKR Fund”) and KKR Management Holdings L.P. (“KKR Management”). The net proceeds from the Series B Preferred Stock Financing in the amount of $598.5 million were deposited into an escrow account and invested in United States government securities having a maturity of 180 days or less, in certain money market funds, or cash items.  The net proceeds of the Series B Preferred Stock Financing have been, and will be released from escrow to us from time to time in amounts needed to finance our efforts to explore and fund, in whole or in part, certain acquisitions, whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses. For further information on the Series B Preferred Stock Financing, see Note 9: Capital Stock and Derivative Instruments, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

WMIH will continue to evaluate acquisition opportunities and work with our strategic partner, an affiliate of KKR & CO. L.P. (together with its affiliates, “KKR”), to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities. As of December 31, 2016, we had not consummated an acquisition and we can provide no assurances that we will successfully consummate a transaction and, if so, on what terms.

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

WMMRC commuted three reinsurance agreements in 2009, 2012 and 2014, respectively, and the related trust assets were distributed in accordance with the commutation agreements.  We also may seek opportunities to commute one or more of WMMRC’s remaining reinsurance agreements, with a view toward accelerating the distribution of trust assets in excess of the amounts needed to pay claims.

Beginning in 2006, the U.S. housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. Beginning in 2012, home prices began to rise again. The current outlook for the housing market is optimistic with low interest rates, steady employment growth, higher household formation rates and less restrictive credit conditions. Nevertheless, WMMRC’s operating environment remains somewhat uncertain as much of its results over the next several years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2007 through 2008. However, its financial exposure to that environment has been steadily reduced as the remaining net aggregate risk exposure has decreased due to the runoff nature of its operations and improved housing market conditions.

Our Financial Information

The financial information in this Annual Report on Form 10-K has been derived from our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in the accompanying consolidated financial statements describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, our values under fresh start accounting, the resulting loss contract reserve and the valuation of the derivative relating to the embedded conversion feature of the Series B Preferred Stock. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

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

Overview of Revenues and Expenses

Because WMIH has no current significant operations of its own, its cash flow is derived almost entirely from earnings on its investment portfolio, and payments it receives from, and dividends paid by, WMMRC. At this time, all dividends received by WMIH from WMMRC that constitute Runoff Proceeds must be distributed to holders of WMIH’s Second Lien Notes in accordance with the terms of the Second Lien Indenture as described below in this Item 7 under “Notes Payable.”

WMMRC’s revenues consist primarily of the following:

•	net premiums earned on reinsurance contracts;
•	positive changes to (and corresponding releases from) loss reserves; and
•	net investment income and net gains (losses) on WMMRC’s investment portfolio.

WMMRC’s expenses consist primarily of the following:

•	underwriting expenses; and
•	general and administrative expenses.

Results of Operations for the years ended December 31, 2016, 2015 and 2014

For the year ended December 31, 2016, we reported net operating income of $0.1 million. This result compares to a net operating loss of $15.1 million and to net operating income of $3.1 million for the years ended December 31, 2015 and December 31, 2014, respectively.

For the year ended December 31, 2016, we reported net income attributable to common and participating stockholders of $183.7 million. This result compares to net loss attributable to common and participating stockholders of $79.6 million and $6.4 million, respectively, for the years ended December 31, 2015 and December 31, 2014, respectively. This $263.3 million and $190.1 million positive change in financial results when comparing the year ended December 31, 2016 to the years ended December 31, 2015 and December 31, 2014, respectively, is primarily due to the change in fair market value of an embedded derivative, the dividends related to the Series B Preferred Stock for 2016 and 2015, and changes in general and administrative expenses.  The embedded derivative was recorded as a result of the variable conversion feature in our Series B Preferred Stock and the change in fair market value is reflected as the other income or expense item “change in fair value of derivative embedded conversion feature” which resulted in $201.5 million of other income and $54.6 million of other expense for the years ended December 31, 2016 and December 31, 2015, respectively. This item is solely attributable to a change in fair market value and is a non-cash item.  It will be analyzed each period and should not be relied upon to produce a change of this magnitude on an on-going basis as it could also result in a non-cash benefit or expense in future periods.  Any change in fair value of the embedded conversion feature will impact other income or expense, as the case may be, in the applicable reporting period.  Upon conversion or redemption of the Series B Preferred Stock, any asset or liability related to the embedded conversion feature would be eliminated. For additional details on the derivative embedded conversion feature, see Note 9: Capital Stock and Derivative Instruments and Note 13: Fair Value Measurement to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.  The dividends related to the Series B Preferred Stock totaled $18.0 million and $17.7 million for the years ended December 31, 2016 and December 31, 2015, respectively.   The Series B Preferred Stock was issued on January 5, 2015, therefore, no dividend expense or change in fair value of derivative embedded conversion feature occurred during the year ended December 31, 2014. The decrease in general and administrative expenses for the year ended December 31, 2016 as compared to the years ended December 31, 2015 and December 31, 2014 is described in this Part II under “General and Administrative Expenses.” The components that gave rise to net operating income attributable to common and participating stockholders in the year ended December 31, 2016 compared to a net loss attributable to common and participating stockholders in the years ended December 31, 2015 and December 31, 2014, are described in the tables below under the Net Income (Loss) section.

Over the last three years, WMMRC has experienced decreased revenues due to various factors, including operating in runoff mode, commutations of certain reinsurance agreements, and general economic conditions. The primary changes that gave rise to net operating income in the year ended December 31, 2016 and net operating loss in the year ended December 31, 2015, included a significant increase in the benefit from changes in the value of our loss contract reserve and a significant decrease in general and administrative costs during the year ended December 31, 2016, as described below.  Additionally, interest expense has decreased when comparing the year ended December 31, 2016 to the year ended December 31, 2015. Although WMMRC’s revenues have declined over the last three fiscal years we achieved operating profits in the year ended December 31, 2014 due primarily to the payments we received as a result of a commutation, which allowed us to pay down the Runoff Notes thereby decreasing interest expense and realizing a benefit from changes in the value of our loss contract reserve. As a result of fresh start accounting we recorded reserves for loss contracts and premium deficiency reserves relative to WMMRC.  The impact of the release of those reserves in conjunction with the latest commutation, a one-time event that occurred in 2014, provided a significant portion of the improvement in our operating results during 2014.  The impact of the release of the premium deficiency reserves is significant in that it results in reduced underwriting expenses.   Such reduction in underwriting expenses is primarily a result of improvements in general economic conditions and, specifically, improvements in the overall real estate market. These improvements resulted in lower than expected incurred losses by WMMRC. The components that gave rise to net operating income in the years ended December 31, 2016 and December 31, 2014, compared to a net operating loss in the year ended December 31, 2015, are described in the tables below under the Net Income (Loss) section.

Total revenue for the year ended December 31, 2016 was $5.4 million compared to total revenue of $6.0 million and $8.5 million for the same periods in 2015 and 2014, respectively. The declining revenues, including the $0.6 million revenue decrease between 2016 and 2015 and the $2.5 million revenue decrease between 2015 and 2014, are largely attributable to managing the operations of WMMRC in runoff mode. In addition, because WMMRC is operating in runoff mode, we expect premiums earned revenue to continue to decrease, as no new business is being undertaken.

WMIH received other income in the amount of $0.1 million and $7.8 million, respectively, in the years ended December 31, 2016 and December 31, 2015, respectively, as a result of the settlement by the Trust of the D&O Litigation and distribution by the Trust of Litigation Proceeds to WMIH, which is further described in Note 6: Service Agreements and Related Party Transactions, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K and in this Item 7 under “Contractual Obligations, Commitments and Contingencies.”  Due to the contingent nature of any further distribution of Litigation Proceeds, there can be no assurance that WMIH will receive any distributions on account of Litigation Proceeds in the future, as described further below in this Item 7 under “Contractual Obligations, Commitments and Contingencies.”

Underwriting recoveries (defined as losses, loss adjustment expenses and ceding commission expenses) totaled $0.4 million for the year ended December 31, 2016, resulting in a decrease in recoveries of $0.3 million and a change from expense to recoveries of $3.5 million, compared to underwriting recoveries of $0.7 million and underwriting expenses of $3.9 million, respectively, for the years ended December 31, 2015 and 2014.  These changes in recoveries and expense are related to the operation of WMMRC in runoff mode and the corresponding decrease in revenues and decrease in premium deficiency reserves. The premium deficiency reserve decreased by approximately $0.5 million during the year ended December 31, 2016, decreased by $1.5 million during the year ended December 31, 2015 and decreased by approximately $0.1 million during the year ended December 31, 2014 as the premium deficiency reserve was approximately $2.4 million as of December 31, 2013 compared to approximately $0.3 million as of December 31, 2016, $0.8 million as of December 31, 2015, and $2.3 million as of December 31, 2014.  As more fully described in Note 2: Significant Accounting Policies to our consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves based on ceded case reserves and incurred but not recorded (“IBNR”) loss levels reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of December 31, 2016, the loss contract reserve was analyzed and determined to have a value of $5.6 million.  The value of this reserve was $9.6 million and $12.5 million at December 31, 2015 and December 31, 2014, respectively.   The loss contract reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization. The decrease in the loss contract reserve during the years ended December 31, 2016, 2015 and 2014 totaled $4.0 million, $2.9 million and $33.8 million, respectively, and resulted in a corresponding decrease in expense of the same amount during the respective periods. The change in 2014 was partially the result of the commutation of the reinsurance arrangements with UGRIC (a one-time transaction) on April 3, 2014.

For the year ended December 31, 2016, our investment portfolio reported net investment income of $2.2 million, as compared to net investment income of $0.9 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively. The components of the investment income are more fully described below in the Net Investment Income section. The primary variances occurred due to changes in the interest rate environment including slightly improved short-term returns and changes in portfolio principal values.

General and Administrative Expenses

For the year ended December 31, 2016, our general and administrative expenses totaled $7.0 million, compared to $20.9 million and $6.5 million during the same periods in 2015 and 2014, respectively. We experienced elevated amounts of general and administrative expenses in 2015, as compared to the same periods in 2016 and 2014, primarily due to fees and expenses incurred in connection with our efforts to evaluate, structure, negotiate and finance an acquisition during 2015, and administrative, consulting and transaction costs associated with employment of two additional executives during 2015 and the satisfaction of the Series B Preferred Stock post-closing covenants, including our reincorporation from Washington to Delaware, the effectiveness of a resale registration statement on Form S-3 and obtaining the listing of WMIH’s shares of common stock on The Nasdaq Capital Market.

Interest Expense

For the years ended December 31, 2016 and December 31, 2015, we incurred $2.6 million and $3.7 million of total interest expense, respectively, all of which was payable on the Runoff Notes. For the year ended December 31, 2014, we incurred $22.2 million of total interest expense, $9.0 million of which was payable on the Runoff Notes and $13.2 million of which was the result of expensing the deferred offering costs relating to the Note Purchase Agreement termination described in Note 8: Financing Arrangements to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.  The amount of runoff interest expense continues to decrease each year, as expected, primarily due to the fact that the Runoff Notes have been significantly reduced. For the year ended December 31, 2016, $2.6 million of interest related to the Runoff Notes was paid in cash, net of a de minimis change in accrued interest, resulting in interest expense of $2.6 million. Because sufficient “Runoff Proceeds” (as such term is defined in the Indentures) have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. For the year ended December 31, 2015, $0.9 million of “PIK Notes” were issued in satisfaction of our obligation to pay interest on the Runoff Notes, and $2.9 million of interest was paid in cash. Accrued interest decreased by $0.1 million from December 31, 2014 to December 31, 2015, yielding net interest expense of $3.7 million for the year ended December 31, 2015. For the year ended December 31, 2014, $4.6 million of PIK Notes were issued in satisfaction of our obligation to pay interest on the Runoff Notes and $5.2 million of interest was paid in cash.  Additionally, an expense of $13.2 million, which was the result of reserving the deferred offering costs relating to the contemplated Note Purchase Agreement termination, was recorded and accrued interest expense decreased by $0.8 million yielding net interest expense of $22.2 million for the year ended December 31, 2014.  The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment.

Net (Loss) Income

Net operating income for the year ended December 31, 2016 totaled $0.1 million compared to a net operating loss of $15.1 million for the year ended December 31, 2015, and, additionally, compared to net operating income of $3.1 million for the year ended December 31, 2014.

For the year ended December 31, 2016, we reported net income attributable to common and participating stockholders of $183.7 million. This result compares to net loss attributable to common and participating stockholders of $79.6 million and $6.4 million, respectively, for the years ended December 31, 2015 and December 31, 2014.

The primary factors impacting the change in net operating income (loss) and net income (loss) attributable to common and participating stockholders for the year ended December 31, 2016 compared to the results for the year ended December 31, 2015, and for the year ended December 31, 2015 compared to the results of operations for the year ended December 31, 2014, are summarized in the tables below.

Year ended December 31, 2016 versus year ended December 31, 2015 summary of change in net operating income (loss) and net income (loss) attributable to common and participating stockholders (in thousands):

	Year ended
	December 31, 2016	December 31, 2015	Percentage change favorable (unfavorable)	Dollar value change favorable (unfavorable)
Net revenues	$5,396	$6,000	(10%)	$(604)
Underwriting (benefit) (net)	(363)	(659)	(45%)	(296)
General and administrative expenses	7,043	20,940	66%	13,897
Loss contract reserve change	(3,978)	(2,926)	36%	1,052
Interest expense	2,616	3,702	29%	1,086
Net operating income (loss)	78	(15,057)	101%	15,135
Other income	123	7,845	(98%)	(7,722)
Unrealized gain (loss) on change in value of derivative embedded conversion feature	201,499	(54,621)	469%	256,120
Redeemable convertible series B preferred stock dividends	(18,000)	(17,748)	(1%)	(252)
Net income (loss) attributable to common and participating stockholders	$183,700	$(79,581)	331%	$263,281

Year ended December 31, 2015 versus year ended December 31, 2014 summary of change in net operating (loss) income and net (loss) attributable to common and participating stockholders (in thousands)

	Year ended
	December 31, 2015	December 31, 2014	Percentage change favorable (unfavorable)	Dollar value change favorable (unfavorable)
Net revenues	$6,000	$8,548	(30%)	$(2,548)
Underwriting (benefit) expenses (net)	(659)	3,934	117%	4,593
General and administrative expenses	20,940	6,526	(221%)	(14,414)
Loss contract reserve change	(2,926)	(33,770)	(91%)	(30,844)
Loss from contract termination	—	6,563	100%	6,563
Interest expense	3,702	22,225	83%	18,523
Net operating income	$(15,057)	$3,070	(590%)	$(18,127)
Other income	7,845	—	N/A	7,845
Unrealized (loss) on change in value of derivative embedded conversion feature	(54,621)	—	N/A	(54,621)
Redeemable convertible series B preferred stock dividends	(17,748)	—	N/A	(17,748)
Preferred deemed dividend	—	(9,455)	100%	9,455
Net (loss) attributable to common and participating stockholders	$(79,581)	$(6,385)	(1,146%)	$(73,196)

Comprehensive Income (Loss)

The Company has no comprehensive income (loss) other than the net (loss) income disclosed in the consolidated statements of operations.

Net Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Premiums assumed	$2,656	$4,788	$6,869
Change in unearned premiums	491	333	300
Premiums earned	$3,147	$5,121	$7,169

For the year ended December 31, 2016, premiums earned totaled $3.1 million, a decrease of $2.0 million and $4.1 million when compared to premiums earned of $5.1 million and $7.2 million during the years ended December 31, 2015 and December 31, 2014, respectively. The primary factors contributing to these decreased premiums relate to WMMRC continuing to operate in runoff mode. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

To the extent WMMRC was to commute one or more of its remaining reinsurance agreements, it would no longer earn net premiums on any commuted agreements.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the years ended December 31, 2016, 2015 and 2014, are provided in the following table:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Losses and loss adjustment (benefit) expense	$(669)	$(1,115)	$3,281

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

For the years ended December 31, 2016, 2015 and 2014, the loss or benefit ratios for our business were benefit ratios of 21% and 22%, and a loss ratio of 46%, respectively. The loss or benefit ratio is calculated by dividing incurred losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. As a result of improvements in economic conditions generally, and the real estate market particularly, incurred losses have been less than previously projected which, in turn, has yielded the improvement in losses (benefits) incurred described above. In addition, loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Beginning in 2013, a majority of WMMRC’s reinsurance arrangements for the 2005 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
Case-basis reserves	$553	$4,193
IBNR reserves	—	75
Premium deficiency reserves	258	795
Total losses and loss adjustment reserves	$811	$5,063

Losses and loss adjustment reserve activity are as follows for the periods ended December 31, 2016 and 2015, respectively:

	Year ended December 31, 2016	Year ended December 31, 2015
Balance at beginning of period	$5,063	$18,947
Released - prior periods	(669)	(1,115)
Paid or terminated - prior periods	(3,583)	(12,769)
Total losses and loss adjustment reserves	$811	$5,063

Net Investment Income

A summary of our net investment income for the years ended December 31, 2016, 2015 and 2014, respectively, is as follows:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(227)	$(574)	$(1,663)
Investment income on fixed-maturity securities	921	1,324	3,369
Interest income on cash and cash equivalents	1,572	268	11
Realized net gain from sale of investments	24	324	436
Unrealized (loss) on trading securities held at period end	(41)	(463)	(774)
Net investment income	$2,249	$879	$1,379

Federal Income Taxes

The Company has no current tax liability due as a result of its tax loss position for the years ended December 31, 2016, 2015 and 2014. More detailed information regarding the Company’s tax position including net operating loss (“NOL”) carry forwards is provided in Note 5: Income Taxes, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to mortgage insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the periods ending December 31, 2016, 2015 and 2014 associated with the Company’s tax liability from the preceding years.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, changes in the value of loss contract reserves and embedded derivatives, net operating losses and unrealized gains and losses on investments.

We believe WMIH experienced an ownership change under Section 382 of the Code in connection with the bankruptcy plan becoming effective. Prior to emergence from bankruptcy, WMI abandoned the stock of Washington Mutual Bank, thereby generating a worthless stock deduction of approximately $8.37 billion, which gives rise to a NOL carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2016 was approximately $6.0 billion and at December 31, 2016 we believe that there was no limit under Section 382 of the Code on the use of these NOLs. As of December 31, 2016 and 2015, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We hold investments at both WMIH and WMMRC and the two portfolios consist entirely of fixed income instruments, excluding funds in overnight money market instruments, totaling $76.8 million and $99.1 million at December 31, 2016 and December 31, 2015, respectively. In addition, at December 31, 2016 and December 31, 2015, the Company held $0.4 million and less than $1.0 thousand of restricted cash, respectively, in the Collateral Account established by the Company as required under the Indentures for the benefit of the Runoff Noteholders. The Company held $572.9 million and $571.4 million of restricted cash from the Series B Preferred Stock Financing in its escrow account at December 31, 2016 and December 31, 2015, respectively.

The value of the consolidated Company’s total cash and investments decreased during the past year.  Cash and investments, which excludes restricted cash of $573.3 million and $571.4 million at December 31, 2016 and December 31, 2015, respectively, totaled $81.5 million and $112.7 million at December 31, 2016 and December 31, 2015, respectively. The primary factors that contributed to this decrease in investments were (i) the payment of a total of $18.0 million in Series B Preferred Stock cash dividends during the 2016 fiscal year; (ii) the active extraction by management of excess capital from WMMRC to reduce indebtedness; and (iii) the payment of loan losses from the funds held in trust for this purpose by WMMRC.

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

During the years ended December 31, 2016 and 2015, we transferred $11.0 million and $9.9 million, respectively, of corporate securities that mature within 12 months from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our investment securities.

WMIH

WMIH’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income in the consolidated statements of operations.  At December 31, 2016 and December 31, 2015, WMIH had $45.0 million and $62.9 million, respectively, of investments in obligations of U.S. government sponsored enterprises, all of which will mature within the respective next 12 months.  WMIH also had $2.1 million and $7.0 million cash and cash equivalents at December 31, 2016 and December 31, 2015, respectively.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the consolidated statements of operations. At December 31, 2016, over 91% of WMMRC’s cash and investments were held in four trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, excluding funds in overnight money market instruments, was valued at approximately $31.9 million and $36.2 million at December 31, 2016 and 2015, respectively. At December 31, 2016, approximately 43% of the portfolio consisted of securities that will mature within the next 12 months and the remaining 57% of the securities will mature between one and three years from December 31, 2016.  WMMRC also had $2.5 million cash and cash equivalents at December 31, 2016.

Liquidity and Capital Resources

General

WMIH is organized as a holding company and has limited operations of its own. With respect to its own operations, WMIH’s continuing cash needs are limited to the payment of general and administrative expenses, costs related to possible acquisitions, dividends on the Series B Preferred Stock and principal and interest payments on the “Runoff Notes” described below in this Item 7 under “Notes Payable.” Interest and principal payments on the Runoff Notes are payable solely from “Runoff Proceeds” (as defined in the “Indentures” described below in this Item 7 under “Notes Payable”) received by WMIH from WMMRC from time to time. Except in limited circumstances described in Note 7: Notes Payable to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K, the Runoff Notes are nonrecourse to WMIH. In addition, our significant business operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs, but is being operated in runoff and has not written any new business since September 26, 2008. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIH does not currently expect to pay dividends which are described in more detail below.

WMMRC may seek opportunities to commute one or more of its remaining reinsurance agreements, with a view toward accelerating the distribution of trust assets in excess of the amount needed to pay claims.  Any such distributions would be applied first to principal and interest payments on the Second Lien Notes.  There can be no assurance that any such commutations will be consummated, or if so, on what terms.

In regard to the Series B Preferred Stock, we are required (if and when declared by our Board and until the Series B Preferred Stock is converted, redeemed or repurchased) to pay cumulative regular dividends out of funds legally available therefor at an annual rate of 3% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock. WMIH has declared and paid $18.0 million of dividends on its Series B Preferred Stock for the year ended December 31, 2016 based on the dividend rate of 3% payable on the Series B Preferred Stock.   The Series B Preferred Stock was issued on January 5, 2015; therefore, no dividends were due or paid for any prior period.  Accrued dividends of approximately $0.7 million were outstanding as of both December 31, 2016 and December 31, 2015.

The payment of $18.0 million in dividends on our Series B Preferred Stock was our single largest use of cash during the year ended December 31, 2016. This dividend obligation is likely to continue to be a significant financial obligation of the Company until we either consummate a Qualified Acquisition or redeem or repurchase the Series B Preferred Stock. “Qualified Acquisition” means an Acquisition (as defined below) that, taken together with prior Acquisitions (if any), collectively utilizes aggregate net proceeds of the Series B Preferred Stock Financing of at least $450.0 million.  “Acquisition” means any acquisition by WMIH (or any of its direct or indirect wholly-owned subsidiaries), in a single transaction or a series of transactions, whether by purchase, merger or otherwise, of all or substantially all of the assets of, all the equity interests in, or a business line, unit or division of, any person.

Unless previously converted into common stock, we are required to redeem the Series B Preferred Stock on January 5, 2018 (the “Redemption Date”) in the event we have not consummated a Qualified Acquisition. In addition, we are required to offer to repurchase (if not previously converted) the Series B Preferred Stock upon a Change of Control (as such term is defined in Article VI of WMIH’s Certificate of Incorporation). The aggregate redemption costs, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600.0 million, plus accrued and unpaid dividends, if any, whether or not declared.  We continue to work diligently to pursue and consummate a Qualified Acquisition prior to the Redemption Date, which would result in the conversion of all of the Series B Preferred Stock into common stock.  However, in the event we are unable to consummate a Qualified Acquisition, the redemption or repurchase of the Series B Preferred Stock would substantially deplete our available cash for acquisitions and business operations and could have a material adverse effect on our financial condition and ability to continue business operations.  There can be no assurance that we will complete a Qualified Acquisition prior to the Redemption Date.

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

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIH as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIH to satisfy its liquidity needs. Any dividend or payment by WMMRC to WMIH must be approved by the Insurance Division of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIH’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments, and fees paid to WMIH by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Division of the State of Hawaii.  Additionally, WMIH has approximately $572.9 million of restricted cash held in escrow, which was received by WMIH in connection with the Series B Preferred Stock Financing. Because of the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest and principal obligations on the Runoff Notes (only if WMIH is in receipt of Runoff Proceeds; otherwise WMIH pays interest using the PIK feature available under the Indentures) and general and administrative expenses.

The Company monitors operating activities, forecasts liquidity needs and adjusts composition of investment securities in order to address liquidity needs. The Company currently has negative monthly cash flows primarily due to loss expenses at WMMRC, general and administrative costs, interest payable on Second Lien Notes and dividend payments on the Series B Preferred Stock. As a result, the Company maintains a very high quality and short duration investment portfolio in order to match its liability profile at both levels of the consolidated organization.

WMMRC has net assets totaling $33.8 million and $37.8 million as of December 31, 2016 and December 31, 2015, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by the trust arrangements referenced earlier in this report, and the requirement that the Insurance Division of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

Capital Structure and Management

WMIH’s capital structure consists of stockholders’ equity, Series B Preferred Stock proceeds held in escrow and classified as mezzanine and $18.8 million of term debt as of December 31, 2016, represented by the Second Lien Notes and governed by the terms of the Second Lien Indenture.  We issued term debt of $130.0 million represented by the Runoff Notes on the Effective Date. As of December 31, 2016, our debt represented by Runoff Notes has subsequently decreased by a net amount of $111.2 million as a result of principal payments totaling $130.6 million net of PIK Notes which have been issued totaling $19.4 million.  The First Lien Notes were redeemed in their entirety on April 27, 2015 and the First Lien Indenture was satisfied and discharged.

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. Prior to reincorporation, WMIH was authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share. Upon reincorporation in Delaware, which is more fully described in Note 1: The Company and its Subsidiaries, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K, and pursuant to WMIH’s Certificate of Incorporation, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, each with a par value of $0.00001 per share.  As of December 31, 2016, 206,380,800 shares of WMIH’s common stock were issued and outstanding and 1,600,000 shares of its preferred stock were issued and outstanding.

On January 30, 2014, pursuant to an Investment Agreement, WMIH issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $11.1 million and warrants to purchase 61,400,000 shares of WMIH’s common stock, 30,700,000 of which have an exercise price of $1.32 per share and 30,700,000 of which have an exercise price of $1.43 per share. The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH. The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH, either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC 470, a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the warrants, has received other rights pursuant to the Investor Rights Agreement as more fully described in Note 9: Capital Stock and Derivative Instruments, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K).

On January 5, 2015, WMIH announced that it had completed the Series B Preferred Stock Financing of 600,000 shares of Series B Preferred Stock for aggregate gross proceeds of $600.0 million, pursuant to the Purchase Agreement with Citi and KCM (together the “Initial Purchasers”). In connection with the Series B Preferred Stock Financing, WMIH entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent, pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598.5 million representing the net proceeds of the Series B Preferred Stock Financing less offering fees payable on January 5, 2015, but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds will be released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to, among other things, explore and/or fund, in whole or in part, acquisitions, whether completed or not. The entire net proceeds will be released from escrow as instructed by WMIH as needed to consummate a Qualified Acquisition.

In connection with the Series B Preferred Stock Financing, WMIH filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Certificate of Designation creating the Series B Preferred Stock and designating the rights and preferences of the Series B Preferred Stock. Holders of shares of the Series B Preferred Stock are entitled to receive, when, as and if declared, cumulative regular dividends at an annual rate of 3% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock, payable in cash. On each date that WMIH closes any Acquisition, outstanding shares of Series B Preferred Stock having an aggregate liquidation preference equal to the net proceeds of the offering utilized in such Acquisition (as defined below), on a pro rata basis, will automatically convert into shares of WMIH’s common stock. In addition, on the date WMIH closes a Qualified Acquisition, all outstanding shares of Series B Preferred Stock will automatically convert into shares of WMIH’s common stock. Each date that WMIH closes an Acquisition (including a Qualified Acquisition) will be a “Mandatory Conversion Date.” Unless the Series B Preferred Stock has been previously repurchased at the option of a holder upon the occurrence of certain put events or mandatorily converted, WMIH will redeem all outstanding shares of Series B Preferred Stock, if any, on the Series B Redemption Date which is the third anniversary of January 5, 2015 (or January 5, 2018). The reincorporation of WMIH from the State of Washington to the State of Delaware resulted in the increase of the size of WMIH’s Board of Directors from 7 to up to 11 directors and increased WMIH’s authorized number of shares of common stock in an amount sufficient to permit the conversion of all shares of Series B Preferred Stock (collectively, the “Reincorporation”).

The foregoing transactions pertaining to the Series A Preferred Stock and Series B Preferred Stock are more fully described in Note 9: Capital Stock and Derivative Instruments, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

WMIH may, subject to market conditions, and the limitations set forth in the Second Lien Indenture (described below under “Notes Payable”), determine to incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions.

While WMIH is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Division of the State of Hawaii. As of December 31, 2016, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Division of the State of Hawaii. In addition, the Second Lien Indenture imposes restrictions on WMMRC business activities. During the years ended December 31, 2016 and 2015, WMMRC paid $5.7 million and $19.9 million, respectively, in dividends to WMIH which were deposited into the Collateral Account (as defined below) and were distributed in accordance with the Indentures.

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

The liquidating trustee of the Trust, William Kosturos (the “Liquidating Trustee”), acts as escrow agent with respect to the Disputed Equity Escrow. As of December 31, 2016, 1,546,294 shares of WMIH’s common stock were held in the Disputed Equity Escrow.  Until such time as all of WMIH’s common stock has been distributed from the Disputed Equity Escrow in accordance with the Plan (e.g., as a result of all “Disputed Equity Claims” (as such term is defined in the Plan) becoming Allowed Equity Interests or all Disputed Equity Claims being disallowed), the Liquidating Trustee is vested with the authority to exercise voting or consent rights with respect to such stock; provided, however, that the Liquidating Trustee is obligated to vote or consent, as the case may be, as to such stock in the same proportion as all other holders of WMIH’s common stock have voted or consented, in each case on an issue-by-issue basis. The Trust has no right to or entitlement in any shares of WMIH’s common stock held in the Disputed Equity Escrow. Additionally, WMIH does not have any right to, or interest in, any shares of its common stock held by the Disputed Equity Escrow.

Financing Arrangements

As of March 19, 2012, a Financing Agreement was entered into by and among WMIH, WMIIC, the lenders, severally and not jointly, party thereto (each a “Lender” and collectively, the “Lenders”) and U.S. Bank National Association, a national banking association, as administrative agent for the Lenders, which established a credit facility consisting of (a) a tranche A term loan commitment and a tranche A-1 term loan commitment in the aggregate principal amount of $25.0 million and (b) a tranche B term loan commitment in the aggregate principal amount of $100.0 million. On January 5, 2015, the Financing Agreement was terminated as a result of the agreement for termination of the Financing Agreement entered on January 5, 2015 and the Company no longer has access to the funds thereunder.

As of January 30, 2014, and pursuant to the terms and conditions of the Note Purchase Agreement entered into in connection with the issuance of Series A Preferred Stock, KKR Management committed to purchase $150.0 million aggregate principal amount of subordinated 7.5% PIK notes (the “Subordinated Notes”) from WMIH. WMIH did not issue any such subordinated notes and on December 19, 2014, the parties to the Note Purchase Agreement executed an amendment that had the effect of terminating the Note Purchase Agreement immediately following the consummation of the Reincorporation.  As a result, WMIH no longer has access to this funding arrangement. The Reincorporation was approved at our Annual Meeting of Stockholders on April 28, 2015, and was completed on May 11, 2015.

Notes Payable

On the Effective Date, WMIH issued $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012, (the “First Lien Indenture”), between WMIH and Wilmington Trust, National Association, as Trustee. In addition, WMIH issued $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012, (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIH and The Law Debenture Trust Company of New York, as Trustee. On January 5, 2017, we were notified by The Law Debenture Company of New York that it had completed the transfer of substantially all of its corporate trust business to Delaware Trust Company, and that Delaware Trust Company had become the successor trustee under the Second Lien Indenture. The Runoff Notes are scheduled to mature on March 19, 2030 and accrue interest quarterly.

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

On any interest payment date, payments are made from the Collateral Account and from any other Runoff Proceeds Distributions in the priority set forth in the Indentures. Generally, under the Indentures payments are required to be made first to the Trustees for any fees and expenses, then to WMIH for an amount equal to the Issuer Priority Amount (as defined in the Indentures), then to the holders of the First Lien Notes for interest and principal, then to WMIH for an amount equal to the Issuer Secondary Amount (as defined in the Second Lien Indenture), and lastly to the holders of the Second Lien Notes for interest and principal.  After payment in full of all interest and principal to the holders of the First Lien Notes and Second Lien Notes, all amounts on deposit in the Collateral Account and any other Runoff Proceeds will be paid to WMIH. As of December 31, 2016, the Issuer Priority Amount, the First Lien Runoff Notes, and the Issuer Secondary Amount have been paid in full and the First Lien Indenture has been discharged and satisfied. The obligations created by the Runoff Notes are nonrecourse to WMIH except for certain actions for specific performance and in certain limited circumstances as more fully described in Section 7.16 of the Indentures with respect to Runoff Proceeds Distributions in the Collateral Account or for failure to comply with certain specified covenants relating to (i) the deposit of Runoff Proceeds in the Collateral Account, (ii) payment of Runoff Proceeds in the Collateral Account in accordance with the order of priority established in the Indentures, (iii) failure to seek to obtain the appropriate regulatory approval to permit the dividend of Runoff Proceeds to WMIH and (iv) the failure to cause WMMRC to deposit Runoff Proceeds into a segregated account.

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. The aggregate face amount of PIK Notes issued as of December 31, 2016 and 2015 totaled approximately $19.4 million at the end of both periods. Outstanding principal amounts (including capitalized PIK Notes) under these notes totaled approximately $18.8 million and $21.7 million as of December 31, 2016 and 2015, respectively. Approximately $2.9 million and $10.4 million of Runoff Note principal was paid during the years ended December 31, 2016 and 2015, respectively. Interest on Runoff Notes paid in cash totaled approximately $2.6 million, $2.9 million and $5.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, WMIH has received the Issuer Priority Amount and the Issuer Secondary Amount (as such terms are defined in the Indentures) in accordance with the terms of the Indentures. As of December 31, 2016 and 2015, the Collateral Account contained $0.4 million and less than $1.0 thousand, respectively, received from WMMRC which was or will be ultimately used for administrative expenses and interest and principal payments on the Runoff Notes in accordance with the Indentures.

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

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $1.4 million, $1.4 million and $1.5 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. The expense and related income eliminate on consolidation.

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

During the year ended December 31, 2016 and 2015 WMIH had other income of $123 thousand and $7.8 million, respectively, as a result of its receipt of its share of net Litigation Proceeds related to the D&O Litigation.  As of December 31, 2016, $2.0 million remained in the RSA Reserve. Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future. As of December 31, 2016, WMIH had not received any Litigation Proceeds, other than as described above.

As a member of the Litigation Subcommittee of the Trust, Mr. Willingham, who serves as a WMIH Board member and Chairman of the WMIH Audit Committee, participates in overseeing the prosecution of litigation by the Trust.

As a result of the Company’s reorganization in bankruptcy an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract reserve totaling $63.1 million was recorded on the Effective Date. The reserve will be evaluated at each reporting date for changes to its value. As of December 31, 2016 and 2015, the loss contract reserve was analyzed and determined to be $5.6 million and $9.6 million, respectively. This decrease in the value of the loss contract reserve of $4.0 million, $2.9 million and $33.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, resulted in corresponding decreases in expenses of the same amount. The majority of the 2014 reduction resulted from the UGRIC commutation with the balance occurring due to changes in the timing and projected amounts of future losses from the remaining contracts.  The fair market value of this reserve will ultimately be reduced to zero; therefore, it will improve operating results in future periods as it will reduce future expenses. For additional information see Note 2: Significant Accounting Policies, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

As of January 30, 2014, pursuant to the terms and conditions of the Investment Agreement, WMIH sold to KKR Fund 1,000,000 shares of Series A Preferred Stock, having the terms, rights, obligations and preferences contained in the Certificate of Incorporation, for a purchase price equal to $11.1 million and issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIH’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”). KKR Fund’s rights as a holder of the Series A Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Holders own 50% of the Series A Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIH), the Holders will have the right to appoint two of the nine directors that currently comprise the Board. The Investor Rights Agreement also provides the Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to WMIH’s common stock (and WMIH’s common stock underlying the Series A Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. On July 1, 2015, WMIH filed a shelf registration statement (the “Initial Registration Statement”) covering resales of Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock.  On November 23, 2015, WMIH amended the Initial Registration Statement to cover WMIH’s common stock issuable upon conversion of the Series A Preferred Stock and shares of WMIH’s common stock issuable upon exercise of warrants issued in connection with the issuance of our Series A Preferred Stock currently outstanding (as amended, the “Registration Statement”). The Registration Statement was declared effective under the Securities Act on November 25, 2015. Moreover, for as long as the Holders beneficially own any shares of common stock of WMIH or Series A Preferred Stock or any of the Warrants, WMIH has agreed to provide customary Rule 144A information rights, to provide the Holders with regular audited and unaudited financial statements and to allow the Holders or their representatives to inspect WMIH’s books and records. For further information on the Investment Agreement and the Investor Rights Agreement, see Note 8: Financing Arrangements and Note 9: Capital Stock and Derivative Instruments, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

In conjunction with the Series B Preferred Stock Financing, the Company is contractually committed to make certain fee payments if future events occur.  These fees are recorded and presented on our consolidated balance sheets as other liabilities. At December 31, 2016, the total balance of $14.1 million of other liabilities is comprised of $12.3 million of accrued fees relating to the Series B Preferred Stock Financing, an accrual for professional fees and recurring business expenses currently payable of approximately $1.1 million and $0.7 million of accrued dividends relating to the Series B Preferred Stock.

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

At December 31, 2016, the impact on the Company’s fixed maturity and short-term investments, including funds in overnight money market instruments, from an immediate 100 basis point increase in market interest rates (based on United States Treasury yield) would have resulted in an estimated decrease in market value of 0.59% or approximately $0.5 million.  At December 31, 2015, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on United States Treasury yield) would have resulted in an estimated decrease in market value of 0.69% or approximately $0.7 million.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2016		At December 31, 2015
	0	+100	0	+100
Total Market/Fair Value	$81,379	$80,895	$106,357	$105,625
Market/Fair Value dollar value change	$—	$(484)	$—	$(732)
Market/Fair Value percentage change	0.00%	-0.59%	0.00%	-0.69%

Credit Risk: The Company’s primary credit risks result from investments in corporate bonds. We limit our credit exposure by purchasing high quality fixed income investments to maintain an average credit quality of AA- or higher for the overall investments. A1/P1 is the minimum rating at purchase for all of our short-term commercial paper positions. In addition, we have limited our exposure to any single issuer to 7.0% or less of total investments, excluding commercial paper, treasury and agency securities. Our minimum rating for investment at purchase is A3/A-. Where investments are downgraded below the minimum rating at purchase, we permit our investment managers to continue holding such securities subject to additional credit research and monitoring. At December 31, 2016, 1.9% of the portfolio was rated below A3/A-, compared to 1.4% at December 31, 2015. We did not have any exposure to non-investment grade securities; and we did not have an aggregate exposure to any single issuer of more than 7.0% of total investments, other than with respect to government securities and commercial paper.

Liquidity Risk: Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements in a period of market illiquidity, it may be difficult to sell the investments in a timely manner and they may have to be disposed of for less than what may otherwise have been possible under other conditions. As of December 31, 2016, the Company had $72.4 million liquid investment securities, defined as corporate obligations that mature within 12 months, US treasury securities and obligations issued by US government sponsored enterprises.  $25.8 million of these securities were held in trust. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources for additional information regarding our liquidity sources and management.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2016, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by BPM LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WMIH Corp.:

We have audited the internal control over financial reporting of WMIH Corp. and its subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WMIH Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders’ equity, and cash flows of WMIH Corp. and its subsidiaries, and our report dated March 14, 2017 expressed an unqualified opinion.

/s/ BPM LLP

San Francisco, California

March 14, 2017

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding our executive officers is provided in Item 1. Business—Executive Officers of the Registrant in this Annual Report on Form 10-K. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled “Proposal 1: Election of Directors,” “Committees and Meetings of the Board,” “Code of Ethics,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “Stockholder Proposals for 2018” in our Proxy Statement for our 2017 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2016 (the “2017 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Executive Compensation,” “Director Compensation for Fiscal Year 2016,” and “Report of the Compensation Committee” in the 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains information as of December 31, 2016, about equity securities authorized for issuance under our 2012 Plan as amended:

Plan category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	5,619,200
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	5,619,200

(1)

On the Effective Date, pursuant to the Plan and related confirmation order, all equity interests in WMI, including common stock and any options, warrants, calls, subscriptions or other similar rights or other agreements, commitments or outstanding securities obligations, were cancelled and extinguished.

The 2012 Plan took effect on May 22, 2012, and will terminate on May 22, 2022. Upon termination, we will stop issuing awards under the 2012 Plan; however, the termination of the plan will not affect any outstanding awards. The adoption of the 2012 Plan did not require stockholder approval. The 2012 Plan is administered concurrently by our Compensation Committee and Board, and awards under the 2012 Plan may consist of restricted stock, restricted stock units, performance stock, performance stock units, performance cash awards, stock grants, stock units, dividend equivalents, stock options, stock appreciation rights or performance-based awards. Effective February 10, 2014, the number of shares of WMIH’s common stock available for awards pursuant to the 2012 Plan and reserved for issuance was increased from 2.0 million to 3.0 million shares.  Effective February 25, 2015, we increased the number of shares authorized and available for awards under the 2012 Plan from 3.0 million to 12.0 million shares of WMIH’s common stock, subject to approval of stockholders of WMIH, which approval was subsequently received on April 28, 2015 at our annual meeting. On June 1, 2016, 212,765 restricted shares of WMIH’s common stock were issued under the 2012 Plan to outside directors. As of December 31, 2016, 5,619,200 shares of WMIH’s common stock remain available for future issuance under the 2012 Plan.

In the event any award granted under the 2012 Plan is forfeited, terminates or is canceled or expires, the number of shares of WMIH’s common stock subject to such award, to the extent of any such forfeiture, termination, cancellation or expiration, will thereafter be available for grant under the plan. At the discretion of the Compensation Committee or the Board, awards may be granted to WMIH’s (or WMIH’s affiliates’) employees, officers, directors, consultants and other service providers of WMIH or its affiliates. Each award must be evidenced by a written agreement between WMIH and the grantee. Restricted stock grants are subject to such restrictions on transferability and other restrictions as the Compensation Committee or the Board may impose. These restrictions may lapse separately or in combination at such times, in such circumstances, in such installments, or otherwise, as the Compensation Committee or the Board determines; however, no more than 5% in the aggregate of the shares available for award may be subject to restricted stock grants with respect to which the restrictions lapse solely based on the passage of time and which vest in less than three years. Restricted stock may not be sold, pledged, assigned, hypothecated, transferred or disposed of, except in limited circumstances. Subject to override by the Board, in the event of a change in control of WMIH, any time based or other restrictions imposed on restricted stock grants will lapse. For further information on our 2012 Plan, see Note 9: Capital Stock and Derivative Instruments to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management—Stock Ownership Table” in the 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Proposal 1: Election of Directors,” “Committees and Meetings of the Board” and “Certain Relationships and Related Party Transactions” in the 2017 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the section entitled “Matters Relating to Our Auditors” in the 2017 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of this Annual Report on Form 10-K are as follows:

1. Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2

WMIH Corp. and Subsidiaries Consolidated Balance Sheets—as of December 31, 2016 and December 31, 2015	F-3

WMIH Corp. and Subsidiaries Consolidated Statements of Operations—for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	F-4

WMIH Corp. and Subsidiaries Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity—for the years ended December 31, 2016, December 31, 2015 and December 31, 2014

F-5

WMIH Corp. and Subsidiaries Consolidated Statements of Cash Flows—for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	F-6

Notes to Consolidated Financial Statements	F-7

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

Date: March 14, 2017	WMIH CORP.

	By:	/s/ WILLIAM C. GALLAGHER
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

Signature	Title	Date
/s/ WILLIAM C. GALLAGHER William C. Gallagher	Chief Executive Officer, Director (Principal Executive Officer)	March 14, 2017

/s/ TIMOTHY F. JAEGER Timothy F. Jaeger	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2017

/s/ EUGENE DAVIS Eugene Davis	Director Chairman of the Board	March 14, 2017

/s/ THOMAS L. FAIRFIELD Thomas L. Fairfield	Chief Operating Officer, Director	March 14, 2017

/s/ DIANE BETH GLOSSMAN	Director	March 14, 2017
Diane Beth Glossman

/s/ TAGAR C. OLSON Tagar C. Olson	Director	March 14, 2017

/s/ PAUL E. RAETHER Paul E. Raether	Director	March 14, 2017

/s/ MICHAEL RENOFF Michael Renoff	Director	March 14, 2017

/s/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	March 14, 2017

/s/ MICHAEL WILLINGHAM Michael Willingham	Director	March 14, 2017

WMIH CORP.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

WMIH Corp. and Subsidiaries Consolidated Balance Sheets—as of December 31, 2016 and December 31, 2015	F-3

WMIH Corp. and Subsidiaries Consolidated Statements of Operations—for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	F-4

WMIH Corp. and Subsidiaries Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity—for the years ended December 31, 2016, December 31, 2015 and December 31, 2014

F-5

WMIH Corp. and Subsidiaries Consolidated Statements of Cash Flows—for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WMIH Corp.:

We have audited the accompanying consolidated balance sheets of WMIH Corp. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WMIH Corp. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2017 expressed an unqualified opinion.

/s/ BPM LLP

San Francisco, California

March 14, 2017

WMIH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS:
Investments held in trust:
Fixed-maturity securities	$29,206	$32,571
Cash equivalents held in trust	2,176	3,687
Total investments held in trust	31,382	36,258
Cash and cash equivalents	2,491	9,924
Fixed-maturity securities	47,625	66,484
Restricted cash	573,347	571,440
Derivative asset - embedded conversion feature	80,651	—
Accrued investment income	187	235
Other assets	507	719
Total assets	$736,190	$685,060
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$18,774	$21,743
Notes payable - interest	203	236
Losses and loss adjustment reserves	811	5,063
Losses payable	53	405
Unearned premiums	270	761
Accrued ceding commissions	22	33
Loss contract reserve	5,645	9,623
Derivative liability - embedded conversion feature	—	120,848
Other liabilities	14,063	14,357
Total liabilities	39,841	173,069
Commitments and contingencies
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015; aggregate liquidation preference of $600,000,000 as of December 31, 2016 and December 31, 2015	502,213	502,213
Stockholders’ equity:
Convertible series A preferred stock, $0.00001 par value; 1,000,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015; aggregate liquidation preference of $10 as of December 31, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 3,500,000,000 authorized; 206,380,800 and 206,168,035 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	108,415	107,757
Accumulated earnings (deficit)	85,719	(97,981)
Total stockholders’ equity	194,136	9,778
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$736,190	$685,060

The accompanying notes are an integral part of the consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Revenues:
Premiums earned	$3,147	$5,121	$7,169
Net investment income	2,249	879	1,379
Total revenues	5,396	6,000	8,548
Operating expenses:
Losses and loss adjustment (benefit) expense	(669)	(1,115)	3,281
Ceding commission expense	306	456	653
General and administrative expense	7,043	20,940	6,526
Loss contract reserve change	(3,978)	(2,926)	(33,770)
Loss from contract termination	—	—	6,563
Interest expense	2,616	3,702	22,225
Total operating expense	5,318	21,057	5,478
Net operating income (loss)	78	(15,057)	3,070
Other (income) expense:
Other (income)	(123)	(7,845)	—
Unrealized (gain) loss on change in fair value of derivative embedded conversion feature	(201,499)	54,621	—
Total other (income) expense	(201,622)	46,776	—
Income (loss) before income taxes	201,700	(61,833)	3,070
Income tax expense (benefit)	—	—	—
Net income (loss)	201,700	(61,833)	3,070
Redeemable convertible series B preferred stock dividends	(18,000)	(17,748)	—
Preferred deemed dividend	—	—	(9,455)
Net income (loss) attributable to common and participating stockholders	$183,700	$(79,581)	$(6,385)
Basic net income (loss) per share attributable to common stockholders (Note 12)	$0.33	$(0.39)	$(0.03)
Shares used in computing basic net income (loss) per share	202,270,887	201,746,613	200,869,928
Diluted net income (loss) per share attributable to common stockholders (Note 12)	$0.30	$(0.39)	$(0.03)
Shares used in computing diluted net income (loss) per share	235,406,360	201,746,613	200,869,928

The accompanying notes are an integral part of the consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated earnings (deficit)	Total stockholders’ equity
Balance at January 1, 2014	—	$—	—	$—	201,842,351	$2	$77,142	$(12,015)	$65,129
Net income	—	—	—	—	—	—	—	3,070	3,070
Issuance of convertible series A preferred stock and warrants to purchase common stock, net of offering costs	—	—	1,000,000	—	—	—	19,224	—	19,224
Preferred deemed dividend	—	—	—	—	—	—	9,455	(9,455)	—
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	500,894	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	807	—	807
Balance at December 31, 2014	—	—	1,000,000	—	202,343,245	2	106,628	(18,400)	88,230
Net loss	—	—	—	—	—	—	—	(61,833)	(61,833)
Issuance of redeemable convertible series B preferred stock, net of offering costs	600,000	502,213	—	—	—	—	—	—	—
Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(17,748)	(17,748)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	3,824,790	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	1,129	—	1,129
Balance at December 31, 2015	600,000	502,213	1,000,000	—	206,168,035	2	107,757	(97,981)	9,778
Net income	—	—	—	—	—	—	—	201,700	201,700
Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(18,000)	(18,000)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	212,765	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	658	—	658
Balance at December 31, 2016	600,000	$502,213	1,000,000	$—	206,380,800	$2	$108,415	$85,719	$194,136

The accompanying notes are an integral part of the consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Cash flows from operating activities:
Net income (loss)	$201,700	$(61,833)	$3,070
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization of premium or discount on fixed maturity securities	227	574	1,663
Net realized (gain) on sale of investments	(24)	(324)	(436)
Unrealized loss on trading securities	41	463	774
Unrealized (gain) loss on derivative embedded conversion feature	(201,499)	54,621	—
Equity-based compensation	658	1,129	807
Changes in assets and liabilities:
Accrued investment income	48	241	634
Other assets	212	157	586
Cash equivalents held in trust	1,511	7,435	21,971
Restricted cash	(1,907)	(568,993)	(2,332)
Losses and loss adjustment reserves	(4,252)	(13,884)	(25,367)
Losses payable	(352)	(291)	(1,821)
Unearned premiums	(491)	(333)	(300)
Accrued ceding commission expense	(11)	(11)	(58)
Accrued interest on notes payable	(33)	(102)	(805)
Loss contract reserve	(3,978)	(2,926)	(33,770)
Other liabilities	(294)	904	1,803
Total adjustments	(210,144)	(521,340)	(36,651)
Net cash (used in) operating activities	(8,444)	(583,173)	(33,581)
Cash flows from investing activities:
Purchase of investments	(180,439)	(269,694)	(511,103)
Proceeds from sales and maturities of investments	202,419	230,567	667,262
Net cash provided by (used in) investing activities	21,980	(39,127)	156,159
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	600,000	22,572
Fees incurred and paid relating to preferred stock issuance	—	(19,310)	(3,348)
Redeemable convertible series B preferred stock dividends	(18,000)	(16,998)	—
Deferred offering costs	—	—	(1,497)
Notes payable – principal repayments	(2,969)	(10,395)	(78,890)
Notes payable – principal issued	—	918	4,608
Net cash (used in) provided by financing activities	(20,969)	554,215	(56,555)
(Decrease) increase in cash and cash equivalents	(7,433)	(68,085)	66,023
Cash and cash equivalents, beginning of period	9,924	78,009	11,986
Cash and cash equivalents, end of period	$2,491	$9,924	$78,009
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$2,647	$2,887	$18,272
Supplementary disclosure of non-cash investing and financing activities:
Embedded derivative on preferred stock issuance	$—	$66,227	$—
Notes payable issued in lieu of cash interest payments	$—	$918	$4,608
Redeemable convertible series B preferred stock dividends accrued	$—	$750	$—
Accrued fees relating to series B preferred stock issuance	$—	$12,250	$—
Preferred deemed dividend recorded due to beneficial conversion feature	$—	$—	$9,455

The accompanying notes are an integral part of the consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise indicated, financial information, including dollar values stated in the text of the notes to financial statements, is expressed in thousands.

References herein, unless the context requires otherwise, to (i) the terms “Company,” “we,” “us,” or “our” generally are intended to refer to WMIH Corp. (formerly WMI Holdings Corp.) and its subsidiaries on a consolidated basis;(ii) “WMIH” refers only to WMIH Corp. without regard to its subsidiaries; (iii)”WMIHC” refers only to WMI Holdings Corp. without regard to its subsidiaries; (iv) “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); and (v) “WMIIC” means WMI Investment Corp. (a wholly-owned subsidiary of WMIH).

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

WMIH, formerly known as WMIHC and Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc., a Hawaii corporation (“WMMRC”), and WMI Investment Corp., a Delaware corporation (“WMIIC”). Since the emergence from bankruptcy on March 19, 2012, our business activities consist of operating WMMRC’s legacy reinsurance business in runoff mode. In addition, we are actively seeking acquisition opportunities across a broad array of industries with a specific focus in the financial services industry, including targets with consumer finance, specialty finance, leasing and insurance operations.

As of December 31, 2016, WMIH was authorized to issue up to 3,500,000,000 shares of common stock, and up to 10,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share.  As of December 31, 2016 and December 31, 2015, 206,380,800 and 206,168,035 shares, respectively, of WMIH’s common stock were issued and outstanding. As of December 31, 2016 and December 31, 2015, 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding.  As of December 31, 2016 and December 31, 2015, 600,000 shares of WMIH’s 3% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) were issued and outstanding.

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

Due to the then deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC’s continuing operations consisted solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. Management does not believe any additional adjustments to the carrying values of assets and liabilities, which were recorded at fair market value as a result of fresh start accounting as of March 19, 2012, are required as a result of WMMRC’s runoff status. The reinsurance agreements with Triad, PMI, and UGRIC were commuted on August 31, 2009, October 2, 2012 and April 3, 2014, respectively, and the related trust assets were distributed in accordance with the commutation agreements. As a result, WMMRC’s current continuing operations consist solely of the runoff of coverage associated with mortgages placed with four remaining carriers; GMIC, MGIC, Radian and RMIC.

WMIIC

WMIIC does not currently have any operations and is fully eliminated upon consolidation.

Note 2: Significant Accounting Policies

Basis of Presentation

WMIH resumed timely filing of all periodic reports for a reporting company under the Securities Exchange Act of 1934, as amended, for all periods after emergence from bankruptcy on March 19, 2012 (the “Effective Date”).

All significant intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Management has made significant estimates in certain areas, including valuing certain financial instruments, other assets and liabilities, the determination of the contingent risk liabilities, and in determining appropriate insurance reserves. Actual results could differ substantially from those estimates.

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

The carrying value of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

The carrying value of the loss contract reserve approximates its fair value and is based on valuation methodologies using discounted cash flows at interest rates which approximate the Company’s weighted-average cost of capital.

The carrying value of the derivative embedded conversion feature of the Series B Preferred Stock is adjusted to its fair value as determined using Level 3 inputs described below under fair value measurement.

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

Investments Held in Trust

Investments held in trust consist of cash equivalents, which include highly liquid overnight money market instruments, and fixed-maturity securities which are held in trust for the benefit of the primary insurers as more fully described in Note 3: Insurance Activity and Note 4: Investment Securities, and are subject to the restrictions on distribution of net assets of subsidiaries as described below.

Third Party Restrictions on Distribution of Net Assets of Wholly-Owned Subsidiaries

The net assets of WMMRC are subject to restrictions on distribution from multiple sources including the primary insurers who have approval control of distributions from the trust, the Insurance Division of the State of Hawaii who has approval authority over distributions or intercompany advances, and additional restrictions as described in Note 7: Notes Payable.

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a post default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the post default premium reserve separately from other reserves. The change in the post default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $0.3 million and $0.8 million as of December 31, 2016 and December 31, 2015, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs, excluding intercompany charges, exceed expected future unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $0.3 million and $0.8 million as of December 31, 2016 and December 31, 2015, respectively.  Due to the runoff nature of the WMMRC business, the intercompany maintenance costs were excluded from the computation of premium deficiencies during the current period and will also be excluded during future periods.

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

WMMRC has recorded reserves at the ceded case reserves and IBNR levels established and reported by the primary mortgage guaranty carriers as of December 31, 2016 and December 31, 2015, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, than the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Loss Contract Reserves

A loss contract reserve relating to contractual obligations of WMMRC was established at March 19, 2012 as a result of applying fresh start accounting and in compliance with Accounting Standards Codification (“ASC”) 805-10-55-21 (b) (1) which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The value of this reserve is analyzed quarterly and is adjusted accordingly. This adjustment (if any) to the reserve produces an expense or contra-expense in the consolidated statements of operations.

Derivative Embedded Conversion Features

The Company has recorded a  derivative embedded conversion feature of the Series B Preferred Stock which is adjusted to its fair value as determined using Level 3 inputs described below under fair value measurement.  The change in fair value of the derivative embedded conversion feature is calculated at each reporting date and recorded as other income or other expense on the statement of operations.

Other liabilities

At December 31, 2016, the total balance of $14.1 million of other liabilities is comprised of $12.3 million of accrued fees relating to the Series B Preferred Stock Financing, an accrual for professional fees and recurring business expenses currently payable of approximately $1.1 million and $0.7 million of accrued dividends relating to the Series B Preferred Stock.

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

Basic net income (loss) per common share is computed by dividing net income (loss) applicable to WMIH’s common stockholders by the weighted-average number of common shares outstanding for the period after subtracting the weighted-average of any unvested restricted shares outstanding, as these are subject to repurchase. Basic net income (loss) attributable to common stockholders is computed by deducting preferred dividends and the basic calculation of undistributed earnings attributable to participating securities from net income.

Diluted net income per common share is computed by dividing net income applicable to WMIH’s common stockholders by the weighted-average number of common shares outstanding during the period after subtracting the weighted-average of any unvested restricted shares outstanding, as these are subject to repurchase and adding any potentially dilutive WMIH common stock equivalents outstanding during the period. Diluted net income attributable to common stockholders is computed by deducting preferred dividends and the diluted calculation of undistributed earnings attributable to participating securities from net income.

If common share equivalents exist, in periods where there is a net loss, diluted loss per common share would be equal to or less than basic net loss per common share, since the effect of including any common share equivalents would be antidilutive.

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

WMIH has declared and paid $18.0 million and $17.0 million of dividends on its Series B Preferred Stock during the years ended December 31, 2016 and December 31, 2015, respectively.   An additional $0.7 million of dividends were accrued as of December 31, 2016 and December 31, 2015, respectively, based on the Series B Preferred Stock dividends that accrue at a rate of 3% per year.   The Series B Preferred Stock was issued on January 5, 2015; therefore, no dividends were due or paid for any prior period.

New Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash.  This update contains amendments that are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Stakeholders indicated that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. Entities classify transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities, in the statement of cash flows. Also, some entities present direct cash receipts into, and direct cash payments made from, a bank account that holds restricted cash as cash inflows and cash outflows, while others disclose those cash flows as noncash investing or financing activities. This Update addresses that diversity.  The Company has reviewed this standard and determined that it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements, except as they relate to restricted cash in the statement of cash flows.

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

As security for the ceding insurers, WMMRC has entered into separate trust agreements with each of the primary mortgage insurance companies whereby a portion of the funds from premiums assumed are held in trust accounts for the benefit of each separate insurer. Pursuant to the terms of the reinsurance agreements, WMMRC is required to keep such assets in trust for a minimum of five years and is subject to claims for up to ten years from termination of obligations arising from the last year in which insurance business was written prior to runoff. Release of funds from the trust by WMMRC requires approval from the primary mortgage guaranty companies.

Premiums assumed and earned are as follows for the periods ended December 31, 2016, 2015 and 2014, respectively:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Premiums assumed	$2,656	$4,788	$6,869
Change in unearned premiums	491	333	300
Premiums earned	$3,147	$5,121	$7,169

The components of the liability for losses and loss adjustment reserves are as follows as of December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
Case-basis reserves	$553	$4,193
IBNR reserves	—	75
Premium deficiency reserves	258	795
Total losses and loss adjustment reserves	$811	$5,063

Losses and loss adjustment reserve activity are as follows for the years ended December 31, 2016 and 2015, respectively:

	Year ended December 31, 2016	Year ended December 31, 2015
Balance at beginning of period	$5,063	$18,947
Released - prior periods	(669)	(1,115)
Paid or terminated - prior periods	(3,583)	(12,769)
Total losses and loss adjustment reserves	$811	$5,063

The loss contract reserve balance is analyzed and adjusted quarterly. The balances in the reserve were $5.6 million and $9.6 million at December 31, 2016 and December 31, 2015, respectively. The loss contract reserve was established on March 19, 2012 at $63.1 million. The reserve was decreased by $4.0 million, $2.9 million and $33.8 million during the periods ended December 31, 2016, 2015 and 2014, respectively, resulting from the planned runoff of the underlying policies and the commutation of the UGRIC reinsurance agreement in 2014, resulting in corresponding decreases in expense of the respective amount for each period.

Note 4: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2016, are as follows:

	December 31, 2016
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$249	$—	$—	$249
Obligations of U.S. government sponsored enterprises	59,450	1	(80)	59,371
Corporate debt securities	11,415	9	(9)	11,415
Foreign corporate debt securities	5,798	5	(7)	5,796
Total fixed-maturity securities	76,912	15	(96)	76,831
Less total unrestricted fixed-maturity securities	47,635	—	(10)	47,625
Total fixed-maturity securities held in trust	$29,277	$15	$(86)	$29,206

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2015, are as follows:

	December 31, 2015
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$249	$—	$(1)	$248
Obligations of U.S. government sponsored enterprises	69,392	13	(23)	69,382
Corporate debt securities	21,048	62	(49)	21,061
Foreign corporate debt securities	8,399	3	(38)	8,364
Total fixed-maturity securities	99,088	78	(111)	99,055
Less total unrestricted fixed-maturity securities	66,481	14	(11)	66,484
Total fixed-maturity securities held in trust	$32,607	$64	$(100)	$32,571

Amortized cost and estimated fair value of fixed-maturity securities at December 31, 2016 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2017	$58,544	$58,546
2018	15,338	15,280
2019	3,030	3,005
Total fixed-maturity securities	$76,912	$76,831

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income (loss) for the periods ended December 31, 2016, 2015 and 2014, respectively, is summarized as follows:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(227)	$(574)	$(1,663)
Investment income on fixed-maturity securities	921	1,324	3,369
Interest income on cash and cash equivalents	1,572	268	11
Realized net gain from sale of investments	24	324	436
Unrealized (loss) on trading securities held at period end	(41)	(463)	(774)
Net investment income	$2,249	$879	$1,379

The following tables show how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2016 and 2015, respectively:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Class of securities:
U.S. government treasury securities	$249	$—	$—	$249
Obligations of U.S. government sponsored enterprises	47,489	11,882	—	59,371
Corporate debt securities	7,033	4,382	—	11,415
Foreign corporate debt securities	5,796	—	—	5,796
Total fixed-maturity securities	60,567	16,264	—	76,831
Money market funds	4,548	—	—	4,548
Total	$65,115	$16,264	$—	$81,379

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Class of securities:
U.S. government treasury securities	$248	$—	$—	$248
Obligations of U.S. government sponsored enterprises	63,909	5,473	—	69,382
Corporate debt securities	8,873	12,188	—	21,061
Foreign corporate debt securities	2,007	6,357	—	8,364
Total fixed-maturity securities	75,037	24,018	—	99,055
Money market funds	7,301	—	—	7,301
Total	$82,338	$24,018	$—	$106,356

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at end of the calendar quarter in which the reclassifications occur. During the years ended December 31, 2016 and 2015, $11.0 million and $9.9 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	2016		2015
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Corporate securities	$—	$5,737	$—	$7,860
Foreign corporate debt securities	—	5,295	—	2,007
Total transfers	$—	$11,032	$—	$9,867

Note 5: Income Taxes

For the year ended December 31, 2016, the Company recorded net income of approximately $201.7 million.  For the year ended December 31, 2015, we recorded a net loss of approximately $61.8 million, and for the year ended December 31, 2014, we recorded net income of approximately $3.1 million. The Company has not recorded an income tax expense or benefit for the years ended December 31, 2016, 2015 or 2014.

	2016	2015	2014
Current federal income tax expense	$—	$—	$—
Provision for doubtful federal income tax receivable	—	—	—
Deferred federal income tax (benefit) expense	—	—	—
Federal income tax benefit	$—	$—	$—

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Income tax at the federal statutory rate of 35%	35.0%	35.0%	35.0%
Effect of:
Dividends on preferred securities	3.4	(8.0)	—
True-up of deferred assets	(0.5)
Adjustments to NOL due to 382 limitation	—	—	(9.0)
Change in valuation allowance	(37.9)	(27.0)	(26.0)
Effective rate	—%	—%	—%

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% to taxable income, in accordance with the provisions of the United States Internal Revenue Code of 1986, as amended (the “Code”), that apply to property and casualty insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the years ended December 31, 2016, 2015 or 2014 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, derivate liabilities, net operating losses, and unrealized gains and losses on investments. As of December 31, 2016, 2015 and 2014, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

The components of the net deferred tax asset as of December 31, 2016, 2015 and 2014, respectively, are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Deferred federal income tax asset:
Net operating loss carryforward	$2,104,944	$2,102,482	$2,098,597
Accruals and reserves	2,177	3,481	4,531
Derivative liability	—	19,117	—
Restricted stock grants	157	160	—
As filed adjustments	—	—	214
Net unrealized loss on investments	23	16	—
Capital loss carryforward	52,475	52,490	52,603
Total deferred federal income tax asset	2,159,776	2,177,746	2,155,945
Deferred federal income tax liabilities:
Net unrealized gain on investments	—	—	154
Losses and loss adjustments expense	500	411	102
Derivative asset	51,407	—	—
Total deferred federal income tax liabilities	51,907	411	256
Less: Valuation allowance	2,107,869	2,177,335	2,155,689
Net deferred federal income tax asset	$—	$—	$—

On March 19, 2012, WMIH emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gives rise to an NOL for the year ended December 31, 2012. Under Section 382 of the Code (“Section 382”), and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2016 is approximately $6.0 billion. At December 31, 2016, there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2031. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

The Company accounts for uncertain tax positions in accordance with the income tax accounting guidance. The Company has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2011 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaii-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIH entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator, the Insurance Division of the State of Hawaii. Total amounts incurred under these agreements totaled $1.4 million, $1.4 million and $1.5 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees. The TSA provides the Company with basic infrastructure and support services to facilitate the Company’s operations. The TSA, as amended, extends the term of the agreement through April 30, 2017, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

In connection with implementing the Plan, certain holders of specified “Allowed Claims” had the right to elect to receive such holder’s “Pro Rata Share of the Common Stock Allotment.” Essentially, the Plan defines the “Pro Rata Share of the Common Stock Allotment” as a pro rata share of ten million (10,000,000) shares of WMIH’s common stock (i.e., five percent (5%)) issued and outstanding on the Effective Date. Holders exercising the foregoing election did so in lieu of receiving (i) 50% of such holder’s interest in and to certain litigation proceeds that could be realized by the Trust on account of certain claims and causes of action asserted by the Trust as contemplated by the Plan (“Litigation Proceeds”), and (ii) some or all of the Runoff Notes to which such holder may be entitled (if such holder elected to receive Runoff Notes in accordance with the terms of the Plan).

If a holder exercised the election described above and, as a result of such election, received shares of WMIH’s common stock, then such holder’s share of Runoff Notes to which the election was effective (i.e., One Dollar ($1.00) of original principal amount of Runoff Notes for each share of WMIH’s common stock) were not issued. In addition, as a result of making the aforementioned election, such holders conveyed to WMIH, and WMIH retained, an economic interest in Litigation Proceeds, if any, recovered by the Trust in connection with certain litigation brought by the Trust as contemplated by the Plan. Distributions, if any, to WMIH on account of the foregoing will be effected in accordance with the Plan and the court order confirming the Plan.

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

During the years ended December 31, 2016 and 2015, respectively, WMIH had other income of $123 thousand and $7.8 million as a result of its receipt of its share of net Litigation Proceeds related to the D&O Litigation. As of December 31, 2016, $2.0 million remained in the RSA Reserve. Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future. As of December 31, 2016, WMIH had not received any Litigation Proceeds, other than as described above.

In preparation for the offering of the Series B Preferred Stock, WMIH engaged KKR Capital Markets LLC (“KCM”), an affiliate of KKR & Co. L.P., to act as a joint book-running manager for the Series B Preferred Stock offering.  KCM also acted as an initial purchaser of the Series B Preferred Stock.   During the year ended December 31, 2015, as a result of satisfying a post-closing covenant to reincorporate in the State of Delaware within 180 days following the closing of the Series B Preferred Stock offering, we paid $8.25 million to KCM.  Upon consummation of a “Qualified Acquisition” (as such term is defined in Article VI of WMIH’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”)), we will pay KCM an additional fee (the “KCM Deferred Fee”) of $8.25 million.  We have recorded the KCM Deferred Fee in “other liabilities” on our consolidated balance sheet and this amount is included in “accrued fees relating to Series B Preferred Stock issuance” on our consolidated statements of cash flows.

Note 7: Notes Payable

On the Effective Date, WMIH issued $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012, (the “First Lien Indenture”), between WMIH and Wilmington Trust, National Association, as Trustee. Additionally, WMIH issued $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012, (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIH and The Law Debenture Trust Company of New York, as Trustee.  On January 5, 2017, The Law Debenture Trust Company of New York notified WMIH that it had completed the transfer of substantially all of its corporate trust business to Delaware Trust Company, and that Delaware Trust Company had become the successor trustee under the Second Lien Indenture. The Runoff Notes are scheduled to mature on March 19, 2030 and pay interest quarterly.

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

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue payment-in-kind notes (“PIK Notes” as defined in the Indentures) in lieu of making such interest payments in cash when no cash was available. The aggregate face amount of PIK Notes issued as of both December 31, 2016 and 2015 totaled approximately $19.4 million. Runoff Note principal outstanding totaled approximately $18.8 million and $21.7 million as of December 31, 2016 and 2015, respectively. Approximately $2.9 million and $10.4 million of Runoff Notes principal was paid during the years ended December 31, 2016 and 2015, respectively. Interest on First Lien Notes and Second Lien Notes paid in cash totaled approximately $2.6 million, $2.9 million and $5.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. As of April 27, 2015, the First Lien Notes were fully redeemed by the Company and the First Lien Indenture was satisfied and discharged.  During the quarter ended June 30, 2015, the issuer secondary amount (as defined in the Second Lien Indenture), which totaled approximately $9.0 million, was paid by a transfer, within WMIH, from restricted cash, previously held in the Collateral Account, to unrestricted cash.  Under the Second Lien Indenture the issuer secondary amount was required to be paid prior to any payment of interest and principal on the Second Lien Notes.

As of December 31, 2016 and 2015, the Collateral Account contained $0.4 million and less than $1.0 thousand of cash, respectively, received from WMMRC which was or will be ultimately used for future administrative expenses, interest and principal payments on the Runoff Notes.

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

Note 9: Capital Stock and Derivative Instruments

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

On the Reincorporation Date, all shares of common and preferred equity securities previously issued by WMIHC automatically were converted into one share of the substantially similar common stock, Series A Preferred Stock or Series B Preferred Stock, as applicable, of WMIH. At the same time, each outstanding option, right or warrant to acquire shares of WMIHC’s common stock was converted into an option, right or warrant to acquire an equal number of shares of WMIH’s common stock under the same terms and conditions as the original options, rights or warrants. As of the Reincorporation Date, and pursuant to WMIH’s Certificate of Incorporation, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, in one or more series, each with a par value of $0.00001 per share.

All of the terms of the agreements described below and attributed to WMIH are also attributable to WMIHC relative to the various agreements and instruments prior to the Reincorporation Date.  The references to WMIH are based on the date this Form 10-K has been filed.  The references would have been to WMIHC prior to the Reincorporation Date.

As described in Note 8: Financing Arrangements, WMIHC entered into (i) the Note Purchase Agreement, (ii) the Investment Agreement and (iii) the Investor Rights Agreement on January 30, 2014. On January 30, 2014, pursuant to the Investment Agreement, WMIHC issued 1,000,000 shares of Series A Preferred Stock having the terms, rights, obligations and preferences contained in the Articles of Amendment of WMIHC dated January 30, 2014 for a purchase price equal to $11.1 million and has issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIH’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”).

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

In accordance with the Investor Rights Agreement, except for the issuance of WMIH’s common stock in respect of the Warrants and the Series A Preferred Stock, KKR Fund and its affiliates shall not purchase or acquire any equity securities of WMIH or its subsidiaries without WMIH’s prior written consent, subject to certain exceptions.

The Investor Rights Agreement also provides the Series A Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to WMIH’s common stock (and WMIH’s common stock underlying the Series A Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. On July 1, 2015, WMIH filed a shelf registration statement (the “Initial Registration Statement”) covering resales of Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock.  On November 23, 2015, WMIH amended the Initial Registration Statement to cover WMIH’s common stock issuable upon conversion of the Series A Preferred Stock and shares of WMIH’s common stock issuable upon exercise of warrants issued in connection with the issuance of our Series A Preferred Stock currently outstanding (as amended, the “Registration Statement”). The Registration Statement was declared effective under the Securities Act of 1933, as amended (the “Securities Act”) on November 25, 2015.

For as long as the Series A Holders beneficially own any shares of common stock of WMIH or Series A Preferred Stock or any of the Warrants, WMIH has agreed to provide customary Rule 144A information rights, to provide the Series A Holders with regular audited and unaudited financial statements and to allow the Series A Holders or their representatives to inspect WMIH’s books and records.

The foregoing description of (i) the Investor Rights Agreement is qualified in its entirety by reference to the Investor Rights Agreement, which was filed with the Securities and Exchange Commission (the “SEC”) as Exhibit 4.2 on Form 8-K on January 31, 2014, and incorporated by reference, (ii) the Warrants are qualified in their entirety by reference to the Form of Tranche A Warrant and Form of Tranche B Warrant, which were filed with the SEC as Exhibits 4.3 and 4.4, respectively, on Form 8-K on January 31, 2014, and incorporated by reference, and (iii) the Series A  Preferred Stock is qualified in its entirety by reference to the Articles of Amendment of WMIH dated January 30, 2014, which were filed with the SEC as Exhibit 4.5 on Form 8-K on January 31, 2014, and incorporated by reference, the Form of Series A Convertible Preferred Stock Certificate, which was filed with the SEC as Exhibit 4.6 on Form 8-K on January 31, 2014, and incorporated by reference, and the Certificate of Incorporation, which was filed with the SEC as Exhibit 3.1 on Form 8-K12G3 on May 13, 2015, and incorporated by reference.

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

The foregoing descriptions of the Articles of Amendment and the Certificate of Designation are qualified in their entirety by the provisions of the Articles of Amendment and the Certificate of Designation, filed as Exhibits 3.1 and 4.1 to a Form 8-K on January 5, 2015, respectively, and incorporated by reference herein, and the Certificate of Incorporation, which was filed with the SEC as Exhibit 3.1 on Form 8-K12G3 on May 13, 2015, and incorporated by reference.

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

On January 5, 2015, in connection with the offering and pursuant to the Purchase Agreement, WMIH entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent (the “Escrow Agent”), pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598.5 million, representing the proceeds of the offering of Series B Preferred Stock less offering fees payable on the Issue Date but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds will be released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to (i) pay certain fees related to the offering that may become payable to the Initial Purchasers, (ii) finance WMIH’s efforts to explore and/or fund, in whole or in part, acquisitions, whether completed or not, including reasonable attorney fees and expenses related thereto, accounting expenses, due diligence and financial advisor fees and expenses, (iii) pay certain amounts that may become payable to the holders of the Series B Preferred Stock upon the occurrence of certain put events, (iv) pay certain amounts that would become payable to the holders of the Series B Preferred Stock upon a mandatory redemption of the Series B Preferred Stock, and (v) pay certain expenses related to the offering. The entire net proceeds will be released from escrow as instructed by WMIH upon consummation of a Qualified Acquisition (as defined in Article VI of the Certificate of Incorporation). If a Qualified Acquisition is not consummated by January 5, 2018, and no Acquisitions (as defined in Article VI of the Certificate of Incorporation) have been consummated such that all of the Series B Preferred Stock remains outstanding and has not been converted to WMIH’s common stock, the outstanding Series B Preferred Stock becomes redeemable. The aggregate redemption costs, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600.0 million, plus accrued and unpaid dividends, if any, whether or not declared. As of December 31, 2016 and December 31, 2015, the balance remaining in the escrow account totaled approximately $572.9 million and $571.4 million, respectively. The foregoing description of the Escrow Agreement is qualified in its entirety by the provisions of the Escrow Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.2 and incorporated by reference herein.

The Series B Preferred Stock are hybrid financial instruments that blend characteristics of both equity and debt securities.  The terms of the Series B Preferred Stock provide for either redemption of the principal and interest for cash at maturity or in the event of certain predetermined circumstances (“Forward Component”) or mandatory conversion into WMIH’s common stock (“Embedded Conversion Feature” or “ECF”).  The Series B Preferred Stock also embody contingent equity-linked share price protections on the ECF in the form of a variable conversion price based on a 20 trading day average of volume weighted-average price.  Upon any conversion of Series B Preferred Stock in accordance with its terms, the Series B Preferred Stock shall convert based on the outstanding principal and accrued interest, subject to a floor of $1.75 per share of WMIH’s common stock and a ceiling of $2.25 per share.  As a result, the Company determined that the Series B Preferred Stock contain certain embedded derivative features.  Management’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion feature option as a derivative. A derivative liability results primarily when the Company average stock price (as defined in the Certificate of Incorporation) exceeds the conversion price, including the ceiling conversion price of $2.25, as defined by the Certificate of Incorporation. A derivative asset results when the Company’s average stock price is less than the conversion price, including the floor price of $1.75. The aggregate fair value of the embedded conversion feature was a liability of $66.2 million on the date of issuance of the Series B Preferred Stock.  At December 31, 2016 and December 31, 2015, the fair value of the embedded conversion feature was an asset of $80.7 million and a liability of $120.8 million, respectively.  Any change in the fair value of the embedded conversion feature will constitute other income or expense, as the case may be, in the applicable reporting period.  Upon conversion or redemption of the Series B Preferred Stock, any asset or liability related to the embedded conversion feature would be eliminated.  During the year ended December 31, 2016 the fair market value decreased by $201.5 million, resulting in a corresponding other income item. Between January 5, 2015 and December 31, 2015, the fair market value increased by $54.6 million resulting in a corresponding other expense item. The change in fair value is included as other income or expense in the consolidated statements of operations for the respective periods.   The Series B Preferred Stock was not issued until January 5, 2015, therefore there was no embedded conversion feature outstanding as of December 31, 2014, and consequently no change in embedded conversion feature for any quarterly or annual period prior to 2015.

WMIH issued restricted stock grants to members of the Board totaling $0.5 million, $0.7 million and $1.3 million of aggregate intrinsic value during the years ended December 31, 2016, 2015 and 2014, respectively. The restricted shares noted above vest over a three year period.

On May 15, 2015, WMIH issued restricted stock grants to our Chief Executive Officer, William C. Gallagher and our Chief Operating Officer, Thomas L. Fairfield, in conjunction with employment agreements totaling $9.8 million of aggregate fair value (the “Exec Grants”) based on the $2.76 trading price of WMIH shares at the close of business on the date issued.  WMIH may be required to issue additional shares if the conversion price applicable to the Series B Preferred Stock is less than $2.25 per share. The Exec Grants will vest in full and will be recognized as compensation expense upon the consummation of a Qualified Acquisition, subject to the executives continued employment with the Company until such time. The foregoing description of the restricted stock agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Gallagher Restricted Stock Agreement and the Fairfield Restricted Stock Agreement (collectively, the “Executive Agreements”), which were filed as Exhibit 10.3 and Exhibit 10.5, respectively, of Form 8-K12G3 filed on May 13, 2015 and incorporated herein by reference.  The fair market value of the Exec Grants as of December 31, 2016, approximates $7.1 million as a result of the terms of the Executive Agreements which would result in additional share issuances if the value is below $2.25 per share limited to a maximum of shares based on a minimum conversion price of $1.75 per share. The stock price was $1.55 per share at the close of the market on December 31, 2016 and if the Exec Grants had vested then the minimum conversion price of $1.75 per share would have been utilized, therefore, a total of 1,015,874 additional shares would have been required to be issued, 507,937 additional shares each to both Mr. Gallagher and Mr. Fairfield.

The total unamortized value related to the unvested restricted share grant totals $7.7 million, $10.0 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The unamortized value of $7.7 million at December 31, 2016, if all are ultimately vested will be amortized according to the following schedule.

Amortization Schedule (in thousands)	December 31, 2016 unamortized dollar value
1st quarter 2017	$140
2nd quarter 2017	84
3rd quarter 2017	84
4th quarter 2017	84
1st quarter 2018	78
2nd quarter 2018	45
3rd quarter 2018	44
4th quarter 2018	44
1st quarter 2019	38
Unamortized fair-value - subject to vesting schedule	641
Unamortized fair-value - event dependent	7,086
Total unamortized dollar value	$7,727

Net equity-based compensation totaled $0.7 million, $1.1 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The restricted stock awards were issued at the fair market value determined to be the trading price at the close of business the respective date the awards were granted.

A summary of WMIH’s restricted share award activity for the years ended December 2016, December 31, 2015 and December 31, 2014 is presented below.

	Number of restricted stock awards outstanding	Weighted-average grant date fair value	Aggregate fair value (in thousands)
Outstanding—January 1, 2014	1,842,351	0.6787	1,250
Restricted stock awards granted during 2014	500,894	2.6602	1,332
Restricted stock awards released or forfeited during 2014	—	—	—
Outstanding—December 31, 2014	2,343,245	$1.1023	$2,582
Restricted stock awards granted during 2015	3,824,790	2.7486	10,513
Restricted stock awards released or forfeited during 2015	—	—	—
Outstanding—December 31, 2015	6,168,035	2.1230	13,095
Restricted stock awards granted during 2016	212,765	2.3500	500
Restricted stock awards released or forfeited during 2016	—	—	—
Outstanding—December 31, 2016	6,380,800	$2.1306	$13,595

WMIH has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 4,039,591 on December 31, 2016, 4,197,396 on December 31, 2015 and 1,343,764 on December 31, 2014. The Exec Grants vest upon future events, and are not time specific, and for this reason we have used 1st quarter 2018 as the vesting date in the following table as this date corresponds with the Series B Preferred Stock potential redemption date. The shares subject to repurchase at December 31, 2016 will vest according to the following schedule:

Vesting schedule of shares subject to repurchase	December 31, 2016 unvested shares
1st quarter 2017	278,095
2nd quarter 2017	—
3rd quarter 2017	—
4th quarter 2017	—
1st quarter 2018	3,690,576
2nd quarter 2018	—
3rd quarter 2018	—
4th quarter 2018	—
1st quarter 2019	70,920
Total unvested shares	4,039,591

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

A summary of WMIH’s restricted shares issued and subject to repurchase as of the years ended December 31, 2016, December 31, 2015 and December 31, 2014 is presented below.

Vesting schedule of shares subject to repurchase	Unvested shares
Shares subject to repurchase—January 1, 2014	1,456,987
Shares issued subject to vesting during 2014	500,894
Unvested shares repurchased during 2014	—
Shares vested during 2014	(614,117)
Shares subject to repurchase—December 31, 2014	1,343,764
Shares issued subject to vesting during 2015	3,824,790
Unvested shares repurchased during 2015	—
Shares vested during 2015	(971,158)
Shares subject to repurchase—December 31, 2015	4,197,396
Shares issued subject to vesting during 2016	212,765
Unvested shares repurchased during 2016	—
Shares vested during 2016	(370,570)
Shares subject to repurchase—December 31, 2016	4,039,591

On June 1, 2016, WMIH issued 212,765 restricted stock grants to members of the Board totaling $0.5 million of aggregate fair value.  The share price was determined based on the closing sales price of $2.35 on the date of the award. On April 28, 2015, WMIH issued 269,234 restricted stock grants to members of the Board totaling $0.7 million of aggregate fair value.  The share price was determined based on the closing sales price of $2.60 on the date of the award.  On May 15, 2015, WMIH issued a total of 1,777,778 restricted stock grants to each of William C. Gallagher and Thomas L. Fairfield.   The aggregate fair value of the 3,555,556 restricted stock grants issued totaled $9.8 million which was determined based on the closing sales price of $2.76 on the date of the award.  The fair market value of the Exec Grants as of December 31, 2016, approximates $7.1 million as a result of the terms of the Executive Agreements, which would result in additional share issuances if the value is below $2.25 per share limited to a maximum of shares based on a minimum conversion price of $1.75 per share. The stock price was $1.55 per share at the close of the market on December 31, 2016 and if the Exec Grants had vested then the minimum rate of $1.75 per share would have been utilized, therefore, a total of 1,015,874 additional shares would have been required to be issued, 507,937 additional shares each to both Mr. Gallagher and Mr. Fairfield.

Upon the reincorporation of WMIH from Washington to Delaware on the Reincorporation Date, and as a condition of voluntarily tendering their resignations from the Board and WMIH accepting the resignation of Mark E. Holliday and Timothy R. Graham as directors, all restricted shares held by Mr. Holliday and Mr. Graham issued but unvested on the date of reincorporation were immediately vested. A total of 190,070 shares, which otherwise would have vested approximately three years from their issuance date, were vested early (“Early Vesting”).  Of the Early Vesting shares 113,146 were outstanding as of December 31, 2014, and the balance of 76,924 were issued in conjunction with the annual meeting of stockholders on April 28, 2015.  This Early Vesting resulted in a one-time charge to compensation and a corresponding increase in additional paid in capital totaling $382 thousand during the year ended December 31, 2015.

As of December 31, 2016, December 31, 2015 and December 31, 2014, 206,380,800, 206,168,035 and 202,343,245 shares of WMIH’s common stock were issued and outstanding, respectively. As of December 31, 2016, December 31, 2015 and December 31, 2014, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. As of December 31, 2016 and December 31, 2015, 600,000 shares of the Series B Preferred Stock were issued and outstanding. As of December 31, 2014, no shares of Series B Preferred Stock were issued and outstanding. As of December 31, 2016, December 31, 2015 and December 31, 2014, 61,400,000 warrants to purchase WMIH’s common stock were issued and outstanding.  See Note 12: Net (Loss) Income Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of December 31, 2016, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $33.8 million, $37.8 million and $54.9 million as of December 31, 2016, 2015 and 2014, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by trust agreements, and the requirement that the Insurance Division of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable.

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

Basic net income per WMIH share attributable to common and participating stockholders is computed by dividing net income attributable to WMIH’s common stockholders by the weighted-average number of common shares outstanding for the period after subtracting the weighted-average of any unvested restricted shares outstanding, as these shares are subject to repurchase. Basic net income attributable to common stockholders is computed by deducting preferred dividends and the basic calculation of undistributed earnings attributable to participating securities from net income.

Diluted net income per WMIH share would be computed by dividing net income attributable to WMIH’s common stockholders for the period by the weighted-average number of common shares outstanding after subtracting the weighted-average of any incremental unvested restricted shares outstanding and adding any potentially dilutive common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of warrants for WMIH’s common stock and the potential conversion of preferred shares to common shares and the dilutive effect of unvested restricted stock. Diluted net income attributable to common stockholders is computed by deducting preferred dividends and the diluted calculation of undistributed earnings attributable to participating securities from net income.

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

The following table presents the calculation of basic net income (loss) per share attributable to common stockholders for the periods presented:

(in thousands, except share and per share data)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Numerator for basic net income (loss) per share:
Net income (loss)	$201,700	$(61,833)	$3,070
Less: Series B preferred stock dividends	(18,000)	(17,748)	—
Less: Preferred deemed dividend	—	—	(9,455)
Less: undistributed earnings attributed to participating securities (basic calculation)	(116,774)	—	—
Basic net income (loss) attributable to common stockholders	$66,926	$(79,581)	$(6,385)
Denominator for basic net income (loss) per share:
Weighted-average shares outstanding	206,291,857	204,776,405	202,208,619
Weighted-average unvested restricted shares outstanding	(4,020,970)	(3,029,792)	(1,338,691)
Denominator for basic net income (loss) per share	202,270,887	201,746,613	200,869,928
Basic net income (loss) per share attributable to common stockholders	$0.33	$(0.39)	$(0.03)

The following table presents the calculation of diluted net income (loss) per share attributable to common stockholders for the periods presented:

(in thousands, except share and per share data)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Numerator for basic net income (loss) per share:
Net income (loss)	$201,700	$(61,833)	$3,070

Less: Series B preferred stock dividends	(18,000)	(17,748)	—
Less: Preferred deemed dividend	—	—	(9,455)
Less: Net income attributed to participating securities	(112,115)	—	—
Diluted net income (loss) attributable to common stockholders	$71,585	$(79,581)	$(6,385)
Denominator for diluted net income (loss) per share:
Weighted-average shares outstanding	206,291,857	204,776,405	202,208,619
Weighted-average unvested restricted shares outstanding	(4,020,970)	(3,029,792)	(1,338,691)
Effect of dilutive potential shares *	33,135,473	—	—
Denominator for diluted net income (loss) per share:	235,406,360	201,746,613	200,869,928
Diluted net income (loss) per share attributable to common shareholders	$0.30	$(0.39)	$(0.03)

*There were no dilutive effects from any equity instruments for periods presented which did not have net income, therefore diluted net (loss) income per share was the same as basic net (loss) income for periods presented which reflect a net loss.

The following table summarizes shares subject to exercise or vesting conditions as more fully described in Note 9: Capital Stock and Derivative Instruments.  These shares could potentially be dilutive in future periods if we realize net income attributable to common and participating stockholders and the contingent or unvested stock is converted to WMIH common stock.  The cash payment of $84.4 million, which would be received upon exercise of the warrants, has not been considered as an offset to the dilutive shares under warrants outstanding below.

	Potential dilution to common
	Minimum shares	Maximum shares
Restricted shares subject to vesting	4,039,591	4,039,591
Series A Preferred Stock	10,065,629	10,065,629
Warrants outstanding	61,400,000	61,400,000
Maximum number of restricted shares to be issued if Series B conversion is below $2.25	—	1,015,874
Series B Preferred Stock	266,666,667	342,857,143
Potential dilutive shares if converted to common	342,171,887	419,378,237

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

Determining which category an asset or liability falls within the fair value accounting guidance hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	December 31, 2016
Derivative embedded conversion feature	$—	$—	$80,651	$80,651

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of December 31, 2015:

Liabilities	Level 1	Level 2	Level 3	December 31, 2015
Derivative embedded conversion feature	$—	$—	$120,848	$120,848

At December 31, 2014, we had no Level 3 assets or liabilities measured at fair value.

The following table shows the change in Level 3 financial instrument measured at fair value on a recurring basis for the period ended      December 31, 2016:

Derivative asset (liability) embedded conversion feature
Balance, December 31, 2014	$—
Issuance during 2015	(66,227)
Unrealized (loss) on change in fair value	(54,621)
Balance, December 31, 2015	(120,848)
Issuance during 2016	—
Unrealized gain on change in fair value	201,499
Balance, December 31, 2016	$80,651

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

We use a binomial lattice option pricing model to value the embedded conversion feature that is subject to fair value liability accounting. The key inputs which we utilize in the determination of the fair value as of the reporting date include our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the convertible preferred securities, which we estimated at 40% as of December 31, 2016, and 40% as of December 31, 2015, and risk-free interest rate, which was estimated at 0.6% as of December 31, 2016, and 0.6% as of December 31, 2015. In addition, the model requires the input of an expected probability of occurrence, which we estimated at 90% for both December 31, 2016 and December 31, 2015, and the timing of a Qualified Acquisition which initiates the mandatory conversion, which we estimated at 6 months from December 31, 2016 and 12 months from December 31, 2015. The fair value of the embedded conversion feature liability is revalued each reportable balance sheet date utilizing our model computations with the decrease or increase in fair value being reported in the consolidated statements of operations as unrealized gain or (loss) on change in fair value of derivative embedded conversion feature, respectively. The primary factors affecting the fair value of the embedded conversion feature liability are the probability of occurrence and timing of a Qualified Acquisition, our stock price and our stock price volatility. In addition, the use of a model requires the input of subjective assumptions, and changes to these assumptions could provide differing results.

Our reported net income attributable to common and participating stockholders (“Net Income”) was approximately $183.7 million for the twelve months ended December 31, 2016. If the closing stock price of WMIH’s common stock had been 10% lower, our Net Income would have been approximately $23.2 million higher. If the closing stock price of WMIH’s common stock had been 10% higher, our Net Income would have been approximately $30.4 million lower. If our volatility assumption on December 31, 2016 had been 10% lower, our Net Income would have been approximately $5.4 million lower and if our volatility assumption had been 10% higher, our Net Income would have been approximately $0.9 million lower. If our probability of a transaction occurring assumption on December 31, 2016 had been 10% lower, our Net Income would have been approximately $9.0 million lower and if our probability of a transaction occurring assumption had been 10% higher, our Net Income would have been approximately $9.0 million higher.

Note 14: Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2016, 2015 and 2014, respectively:

(in thousands, except per share amounts)

	Total revenue	Net income (loss) attributable to common and participating stockholders	Earnings per share - basic	Earnings per share - diluted
Year Ended December 31, 2016
First Quarter	$1,500	$51,050	$0.11	$0.10
Second Quarter	1,389	17,909	0.04	0.03
Third Quarter	1,284	(21,145)	(0.10)	(0.10)
Fourth Quarter	1,223	135,886	0.24	0.23
For the Year Ended December 31, 2016	$5,396	$183,700	$0.33	$0.30
Year Ended December 31, 2015
First Quarter	$1,750	$1,253	$0.00	$0.00
Second Quarter	1,470	(77,983)	(0.39)	(0.39)
Third Quarter	1,488	(8,419)	(0.04)	(0.04)
Fourth Quarter	1,292	5,568	0.01	0.01
For the Year Ended December 31, 2015	$6,000	$(79,581)	$(0.39)	$(0.39)
Year Ended December 31, 2014
First Quarter	$2,834	$(12,835)	$(0.06)	$(0.06)
Second Quarter	2,150	17,322	0.08	0.07
Third Quarter	1,721	(1,299)	(0.01)	(0.01)
Fourth Quarter	1,843	(9,573)	(0.05)	(0.05)
For the Year Ended December 31, 2014	$8,548	$(6,385)	$(0.03)	$(0.03)

Note 15: Subsequent Events

On February 21, 2017, WMIH notified the trustee and collateral agent of the Second Lien Notes that a partial redemption of Second Lien Notes in the amount of approximately $0.4 million would be made on March 31, 2017.  In addition, WMIH authorized approximately $0.6 million of interest due on the Second Lien Notes to be paid in cash on March 1, 2017 and an additional $4 thousand of interest to be paid in conjunction with the partial redemption on March 31, 2017.  The principal balance of the Second Lien Notes, after this partial redemption, is projected to total $18.4 million as of March 31, 2017.

On February 15, 2017, WMIH notified the trustee of the Series B Preferred Stock that a dividend payment of $4.5 million would be made on March 15, 2017.

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Here- with
2.1	Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code, dated December 12, 2011, and filed with the United States Bankruptcy Court for the District of Delaware on December 12, 2011, as modified by the Modification of Seventh Amended Plan, dated January 9, 2012, the Second Modification of the Seventh Amended Plan, dated January 12, 2012, and the Third Modification of Seventh Amended Plan, dated February 16, 2012.	8-K	2.1	3/1/12

2.2	Agreement and Plan of Merger, dated May 11, 2015, between WMI Holdings Corp. and WMIH Corp.	8-K12G3	2.1	5/13/15
3.1	Amended and Restated Certificate of Incorporation of WMIH Corp.	8-K12G3	3.1	5/13/15

3.2	Amended and Restated Bylaws of WMIH Corp.	8-K12G3	3.2	5/13/15

4.1	Senior Second Lien Notes Indenture, dated March 19, 2012, between WMIH Corp. and Delaware Trust Company, as Successor Trustee.	8-K	4.2	3/23/12

4.2	First Supplemental Indenture, dated May 11, 2015, among WMI Holdings Corp., WMIH Corp. and Delaware Trust Company, as Successor Trustee.	8-K12G3	4.1	5/13/15

4.3	Investor Rights Agreement, dated January 30, 2014, between WMIH Corp., KKR Fund Holdings L.P. and any subsequent stockholder party.	8-K	4.2	1/31/14

4.4	Form of Tranche A Warrant.	8-K	4.3	1/31/14

4.5	Form of Tranche B Warrant.	8-K	4.4	1/31/14

4.6	Form of Series A Convertible Preferred Stock Certificate.	8-K	4.6	1/31/14

10.1	Pledge and Security Agreement, dated March 19, 2012, among WMIH Corp., Wilmington Trust, National Association, Delaware Trust Company, as successor to Law Debenture Trust Company of New York, and U.S. Bank National Association.	8-K	10.2	3/23/12

10.2	Intercreditor Agreement, dated March 19, 2012, among Wilmington Trust, National Association, Delaware Trust Company, as successor to Law Debenture Trust Company of New York, and U.S. Bank National Association.	8-K	10.4	3/23/12

10.3*	Employment Agreement between William C. Gallagher and WMIH Corp.	8-K12G3	10.2	5/13/15
10.4*	Restricted Stock Agreement between William C. Gallagher and WMIH Corp.	8-K12G3	10.3	5/13/15
10.5*	Employment Agreement between Thomas L. Fairfield and WMIH Corp.	8-K12G3	10.4	5/13/15
10.6*	Restricted Stock Agreement between Thomas L. Fairfield and WMIH Corp.	8-K12G3	10.5	5/13/15
10.7*	Employment Agreement, dated March 22, 2012, between WMIH Corp. and Weijia “Vicky” Wu.	8-K	10.5	3/23/12

10.8*	Employment Agreement, dated March 22, 2012, between WMIH Corp. and Peter Struck.	8-K	10.6	3/23/12

10.9*	Transition Services Agreement, dated March 22, 2012, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.7	3/23/12

10.10*	Amendment No. 1 To Transition Services Agreement, dated September 18, 2012, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.1	9/27/12

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Here- with

10.11*	Amendment No. 2 To Transition Services Agreement, dated December 11, 2014, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.1	12/17/14

10.12*	Amendment No. 3 To Transition Services Agreement, dated November 18, 2016, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.1	11/23/16
10.13*	Form of Indemnification Agreement.	8-K	10.8	3/23/12

10.14*	Form of Indemnification Agreement between WMIH Corp. and each of its current directors and executive officers.	8-K12G3	10.1	5/13/15
10.15*	Engagement Agreement, dated May 28, 2012, between WMIH Corp. and CXO Consulting Group, LLC.	8-K	99.2	6/4/12

10.16*	Amendment to Engagement Agreement, dated October 23, 2012, between WMIH Corp. and CXO Consulting Group, LLC.	8-K	99.1	10/25/12
10.17*	Summary of Compensation Arrangements for Non-Employee Directors.	10-K	10.16	3/15/13

10.18*	2012 Long-Term Incentive Plan.	10-K	10.17	3/15/13

10.19*	First Amendment to 2012 Long-Term Incentive Plan.	8-K	99.1	2/13/14

10.20*	Second Amendment to 2012 Long-Term Incentive Plan	10-K	10.15	2/27/15
10.21	Registration Rights Agreement, dated January 5, 2015, among WMIH Corp., Citigroup Global Markets Inc., and KKR Capital Markets LLC	8-K	10.1	1/5/15

10.22	Escrow Agreement, dated January 5, 2015, between WMIH Corp. and Citibank, N.A.	8-K	10.2	1/5/15

12.1	Statement RE: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends				X
14	Code of Ethics.				X

21	List of Subsidiaries of Registrant.	10-K	21	3/15/13

23.1	Consent of Independent Registered Public Accounting Firm				X
24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Here- with
101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Management Contract or Compensatory Plan or Arrangement.