Form 10-Q
period 2017-03-31
WMIH CORP.
filed 2017-05-09
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	206,380,800
(Class)	(Outstanding at May 1, 2017)

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Some of these risks are identified and discussed under Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

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

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2017	December 31, 2016 (1)
ASSETS:
Investments held in trust:
Fixed-maturity securities	$27,158	$29,206
Cash equivalents held in trust	3,205	2,176
Total investments held in trust	30,363	31,382
Cash and cash equivalents	21,728	2,491
Fixed-maturity securities	22,122	47,625
Restricted cash	573,942	573,347
Derivative asset - embedded conversion feature	98,680	80,651
Accrued investment income	215	187
Other assets	581	507
Total assets	$747,631	$736,190
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$18,423	$18,774
Notes payable - interest	200	203
Losses and loss adjustment reserves	623	811
Losses payable	—	53
Unearned premiums	45	270
Accrued ceding commissions	16	22
Loss contract reserve	4,729	5,645
Other liabilities	13,817	14,063
Total liabilities	37,853	39,841
Commitments and contingencies
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016; aggregate liquidation preference of $600,000,000 as of March 31, 2017 and December 31, 2016	502,213	502,213
Stockholders’ equity:
Convertible series A preferred stock, $0.00001 par value; 1,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016; aggregate liquidation preference of $10 as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value; 3,500,000,000 authorized; 206,380,800 shares issued and outstanding as of March 31, 2017 and December 31, 2016	2	2
Additional paid-in capital	108,555	108,415
Accumulated earnings	99,008	85,719
Total stockholders’ equity	207,565	194,136
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$747,631	$736,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) Balances derived from audited financial statements as of December 31, 2016.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts and share data)

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Revenues:
Premiums earned	$430	$849
Net investment income	1,180	651
Total revenues	1,610	1,500
Operating expenses:
Losses and loss adjustment expense	94	387
Ceding commission expense	50	78
General and administrative expense	2,012	2,029
Loss contract reserve change	(916)	(1,362)
Interest expense	610	693
Total operating expense	1,850	1,825
Net operating (loss)	(240)	(325)
Other (income):
Unrealized (gain) on change in fair value of derivative embedded conversion feature	(18,029)	(55,875)
Total other (income)	(18,029)	(55,875)
Income before income taxes	17,789	55,550
Income tax expense (benefit)	—	—
Net income	17,789	55,550
Redeemable convertible series B preferred stock dividends	(4,500)	(4,500)
Net income attributable to common and participating stockholders	$13,289	$51,050
Basic net income per share attributable to common stockholders (Note 12)	$0.02	$0.11
Shares used in computing basic net income per share	202,423,969	202,058,377
Diluted net income per share attributable to common stockholders (Note 12)	$0.02	$0.10
Shares used in computing diluted net income per share	213,623,959	237,999,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated earnings	Total stockholders’ equity
Balance at January 1, 2016	600,000	502,213	1,000,000	—	206,168,035	2	107,757	(97,981)	9,778
Net income	—	—	—	—	—	—	—	201,700	201,700
Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(18,000)	(18,000)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	212,765	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	658	—	658
Balance at December 31, 2016	600,000	502,213	1,000,000	—	206,380,800	2	108,415	85,719	194,136
Net income	—	—	—	—	—	—	—	17,789	17,789
Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(4,500)	(4,500)
Equity-based compensation	—	—	—	—	—	—	140	—	140
Balance at March 31, 2017	600,000	$502,213	1,000,000	$—	206,380,800	$2	$108,555	$99,008	$207,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash flows from operating activities:
Net income	$17,789	$55,550
Adjustments to reconcile net income to net cash (used in) operating activities:
Amortization of premium or discount on fixed maturity securities	31	122
Net realized loss on sale of investments	2	4
Unrealized gain on trading securities	(21)	(131)
Unrealized gain on derivative embedded conversion feature	(18,029)	(55,875)
Equity-based compensation	140	164
Changes in assets and liabilities:
Accrued investment income	(28)	(31)
Other assets	(74)	(6)
Cash equivalents held in trust	(1,029)	1,611
Restricted cash	(595)	(299)
Losses and loss adjustment reserves	(188)	(2,793)
Losses payable	(53)	(197)
Unearned premiums	(225)	(251)
Accrued ceding commission expense	(6)	(5)
Accrued interest on notes payable	(3)	(14)
Loss contract reserve	(916)	(1,362)
Other liabilities	(246)	(367)
Total adjustments	(21,240)	(59,430)
Net cash used in operating activities	(3,451)	(3,880)
Cash flows from investing activities:
Purchase of investments	(19,974)	(9,989)
Proceeds from sales and maturities of investments	47,513	10,923
Net cash provided by investing activities	27,539	934
Cash flows from financing activities:
Redeemable convertible series B preferred stock dividends	(4,500)	(4,500)
Notes payable – principal repayments	(351)	(1,293)
Net cash used in financing activities	(4,851)	(5,793)
Increase (decrease) in cash and cash equivalents	19,237	(8,739)
Cash and cash equivalents, beginning of period	2,491	9,924
Cash and cash equivalents, end of period	$21,728	$1,185
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$610	$707

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

As of March 31, 2017, WMIH was authorized to issue up to 3,500,000,000 shares of common stock, and up to 10,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share.  As of March 31, 2017 and December 31, 2016, 206,380,800 shares of WMIH’s common stock were issued and outstanding. As of March 31, 2017 and December 31, 2016, 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding.  As of March 31, 2017 and December 31, 2016, 600,000 shares of WMIH’s 3% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) were issued and outstanding.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reporting. Certain information and footnote disclosures normally included in the financial statements and prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures included are appropriate. The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited consolidated financial statements as of that date.

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2017. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the post default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $45 thousand and $0.3 million as of March 31, 2017 and December 31, 2016, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs, excluding intercompany charges, exceed expected future unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $0.4 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively. Due to the runoff nature of the WMMRC business, the intercompany maintenance costs were excluded from the computation of premium deficiencies during the current period and will also be excluded during future periods.

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

WMMRC has recorded reserves at the ceded case reserves and IBNR levels established and reported by the primary mortgage guaranty carriers as of March 31, 2017 and December 31, 2016, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, than the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Loss Contract Reserve

A loss contract reserve relating to contractual obligations of WMMRC was established at March 19, 2012 as a result of applying fresh start accounting and in compliance with Accounting Standards Codification (“ASC”) 805-10-55-21 (b) (1) which defines a loss contract as “a contract in which the unavoidable costs of meeting the obligation under the contract exceed the economic benefits expected to be received under it.”  The value of this reserve is analyzed quarterly and is adjusted accordingly.  The adjustment (if any) to the reserve produces an expense or contra-expense in the condensed consolidated statements of operations.

Derivative Embedded Conversion Feature

The Company has recorded a derivative embedded conversion feature of the Series B Preferred Stock which is adjusted to its fair value as determined using Level 3 inputs described above under Fair Value Measurement.  The change in fair value of the derivative embedded conversion feature is calculated at each reporting date and recorded as other income or other expense on the condensed consolidated statement of operations.

Other liabilities

At March 31, 2017, the total balance of $13.8 million of other liabilities is comprised of $12.3 million of accrued fees relating to the Series B Preferred Stock offering, an accrual for professional fees and recurring business expenses currently payable of approximately $0.8 million and $0.7 million of accrued dividends relating to the Series B Preferred Stock. The accrued fees would be paid in the event of a Qualified Acquisition, as more fully described in Note 6: Service Agreements and Related Party Transactions.

Comprehensive Income

The Company has no comprehensive income other than the net income disclosed in the condensed consolidated statement of operations.

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

Basic net income per WMIH common share is computed by dividing net income attributable to WMIH’s common stockholders by the weighted-average number of common shares outstanding for the period after subtracting the weighted-average of any unvested restricted shares outstanding, as these are subject to repurchase.  Basic net income attributable to common stockholders is computed by deducting preferred dividends and the basic calculation of undistributed earnings attributable to participating securities from net income.

Diluted net income per WMIH common share is computed by dividing net income attributable to WMIH’s common stockholders by the weighted-average number of common shares outstanding during the period after subtracting the weighted-average of any unvested restricted shares outstanding, as these are subject to repurchase, and adding any potentially dilutive WMIH common stock equivalents outstanding during the period. Diluted net income attributable to common stockholders is computed by deducting preferred dividends and the diluted calculation of undistributed earnings attributable to participating securities from net income.

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

WMIH has declared and paid $4.5 million and $18.0 million of dividends on its Series B Preferred Stock for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. Additionally, WMIH has accrued unpaid and undeclared dividends of $0.7 million, based on the Series B Preferred Stock 3% interest rate, as of both March 31, 2017 and December 31, 2016.

New Accounting Pronouncements

On March 30, 2017, the Financial Accounting Standards Board issued Accounting Standards update 2017-08 — Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  The amendments shorten the amortization period for certain callable debt securities held at a premium. The Company has reviewed this standard and determined that it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

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

Premiums assumed and earned are as follows for the periods ended March 31, 2017 and 2016, respectively:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Premiums assumed	$205	$598
Change in unearned premiums	225	251
Premiums earned	$430	$849

The components of the liability for losses and loss adjustment reserves are as follows as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Case-basis reserves	$202	$553
Premium deficiency reserves	421	258
Total losses and loss adjustment reserves	$623	$811

Losses and loss adjustment reserve activity are as follows for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively:

	Three months ended March 31, 2017	Year ended December 31, 2016
Balance at beginning of period	$811	$5,063
Released - prior periods	94	(669)
Paid or terminated - prior periods	(282)	(3,583)
Total losses and loss adjustment reserves	$623	$811

The loss contract reserve balance is analyzed and adjusted quarterly. The balance in the reserve was $4.7 million and $5.6 million at March 31, 2017 and December 31, 2016, respectively. The value of this reserve decreased by $0.9 million during the three months ended March 31, 2017 and decreased by $1.3 million during the three months ended March 31, 2016. In periods during which a reduction in the loss contract reserve occurs, a corresponding decrease in expense is reflected in the condensed consolidated statement of operations for the respective period.

Note 4: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at March 31, 2017, are as follows:

	March 31, 2017
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$249	$—	$—	$249
Obligations of U.S. government sponsored enterprises	34,469	1	(54)	34,416
Corporate debt securities	9,851	7	(10)	9,848
Foreign corporate debt securities	4,770	2	(5)	4,767
Total fixed-maturity securities	49,339	10	(69)	49,280
Less total unrestricted fixed-maturity securities	22,128	—	(6)	22,122
Total fixed-maturity securities held in trust	$27,211	$10	$(63)	$27,158

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2016, are as follows:

	December 31, 2016
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$249	$—	$—	$249
Obligations of U.S. government sponsored enterprises	59,450	1	(80)	59,371
Corporate debt securities	11,415	9	(9)	11,415
Foreign corporate debt securities	5,798	5	(7)	5,796
Total fixed-maturity securities	76,912	15	(96)	76,831
Less total unrestricted fixed-maturity securities	47,635	—	(10)	47,625
Total fixed-maturity securities held in trust	$29,277	$15	$(86)	$29,206

Amortized cost and estimated fair value of fixed-maturity securities at March 31, 2017 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2017	$30,994	$30,991
2018	15,319	15,281
2019	3,026	3,008
Total fixed-maturity securities	$49,339	$49,280

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the three months ended March 31, 2017 and 2016, respectively, is summarized as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(31)	$(122)
Investment income on fixed-maturity securities	178	318
Interest income on cash and cash equivalents	1,014	328
Realized net loss from sale of investments	(2)	(4)
Unrealized gain on trading securities held at period end	21	131
Net investment income	$1,180	$651

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of

March 31, 2017:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Class of securities:
U.S. government treasury securities	$249	$—	$—	$249
Obligations of U.S. government sponsored enterprises	24,497	9,919	—	34,416
Corporate debt securities	6,489	3,359	—	9,848
Foreign corporate debt securities	4,767	—	—	4,767
Total fixed-maturity securities	36,002	13,278	—	49,280
Money market funds	24,437	—	—	24,437
Total	$60,439	$13,278	$—	$73,717

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2016:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Class of securities:
U.S. government treasury securities	$249	$—	$—	$249
Obligations of U.S. government sponsored enterprises	47,489	11,882	—	59,371
Corporate debt securities	7,033	4,382	—	11,415
Foreign corporate debt securities	5,796	—	—	5,796
Total fixed-maturity securities	60,567	16,264	—	76,831
Money market funds	4,548	—	—	4,548
Total	$65,115	$16,264	$—	$81,379

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at the end of the calendar quarter in which the reclassifications occur. During the three months ended March 31, 2017 and the year ended December 31, 2016, $1.0 million and $11.0 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	January 1, 2017 to March 31, 2017		January 1, 2016 to December 31, 2016
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Corporate debt securities	$—	$1,000	$—	$5,737
Foreign corporate debt securities	—	—	—	5,295
Total transfers	$—	$1,000	$—	$11,032

Note 5: Income Taxes

For the three months ended March 31, 2017, the Company recorded net income attributable to common and participating stockholders of approximately $13.3 million. Despite recognizing book net income in the three months ended March 31, 2017, the company projects tax losses for the year ending December 31, 2017.  Due to this projected tax loss and the existence of NOL carry forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the three months ended March 31, 2017. The Company recorded no income tax expense or benefit for the year ended December 31, 2016 due to tax losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% to taxable income, in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) that apply to property and casualty insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the three months ended March 31, 2017 or the year ended December 31, 2016 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, derivate instruments, net operating losses and unrealized gains and losses on investments. As of March 31, 2017 and December 31, 2016, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On March 19, 2012, WMIH emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gave rise to a NOL for the year ended December 31, 2012. Under Section 382 of the Code (“Section 382”), and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2016 was approximately $6.0 billion. At March 31, 2017, there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2031. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks. (See Part I-Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016).

The Company accounts for uncertain tax positions in accordance with the income tax accounting guidance. The Company has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2011 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the three months ended March 31, 2017 or for the year ended December 31, 2016.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaii-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIH entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator, the Insurance Division of the State of Hawaii. Total amounts incurred under these agreements totaled $0.3 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees. The TSA provides the Company with basic infrastructure and support services to facilitate the Company’s operations. The TSA, as amended, extends the term of the agreement through July 31, 2017, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

In connection with implementing the Company’s Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (as modified, the “Plan”), certain holders of specified “Allowed Claims” had the right to elect to receive such holder’s “Pro Rata Share of the Common Stock Allotment.” Essentially, the Plan defines the “Pro Rata Share of the Common Stock Allotment” as a pro rata share of ten million (10,000,000) shares of WMIH’s common stock (i.e. five percent (5%)) issued and outstanding on the Effective Date. Holders exercising the foregoing election did so in lieu of receiving (i) 50% of such holder’s interest in and to certain litigation proceeds that could be realized by the Trust on account of certain claims and causes of action asserted by the Trust as contemplated by the Plan (“Litigation Proceeds”), and (ii) some or all of the Runoff Notes to which such holder may be entitled (if such holder elected to receive Runoff Notes in accordance with the terms of the Plan).

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

During the years ended December 31, 2016 and 2015, WMIH had other income of $123 thousand and $7.8 million, respectively, as a result of its receipt of net Litigation Proceeds related to the D&O Litigation.  As of March 31, 2017, $2.0 million remained in the RSA Reserve.  Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future. As of March 31, 2017, WMIH has not received any Litigation Proceeds, other than as described above.

In preparation for the offering of the Series B Preferred Stock, WMIH engaged KKR Capital Markets LLC (“KCM”), an affiliate of KKR & Co. L.P., to act as a joint book-running manager for the Series B Preferred Stock offering.  KCM also acted as an initial purchaser of the Series B Preferred Stock.   During the year ended December 31, 2015, as a result of satisfying a post-closing covenant to reincorporate in the State of Delaware within 180 days following the closing of the Series B Preferred Stock offering, we paid $8.25 million to KCM.  Upon consummation of a “Qualified Acquisition” (as such term is defined in Article VI of WMIH’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”)), we will pay KCM an additional fee (the “KCM Deferred Fee”) of $8.25 million.  We have recorded the KCM Deferred Fee in “other liabilities” on our condensed consolidated balance sheet and this amount was included in “accrued fees relating to Series B Preferred Stock issuance” on our condensed consolidated statements of cash flows.

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

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue payment-in-kind notes (“PIK Notes” as defined in the Indentures) in lieu of making such interest payments in cash when no cash was available. The aggregate face amount of PIK Notes issued as of March 31, 2017 and December 31, 2016 totaled approximately $19.4 million at the end of both periods. Second Lien Note principal outstanding totaled approximately $18.4 million and $18.8 million as of March 31, 2017 and December 31, 2016, respectively. Approximately $0.4 million of Second Lien Note principal was paid during the three months ended March 31, 2017, and $2.9 million of Second Lien Note principal was paid during the year ended December 31, 2016. Interest on Second Lien Notes paid in cash totaled approximately $0.6 million and $0.7 million during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, respectively, the Collateral Account contained less than $1.0 thousand and $0.4 million of cash received from WMMRC which was or will be ultimately used for future administrative expenses and interest and principal payments on the Runoff Notes.

Note 8: Financing Arrangements

As of March 31, 2017 and December 31, 2016, the Company had no debt financing arrangements in place other than the Second Lien Notes which are described in Note 7: Notes Payable.

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

On the Reincorporation Date all shares of common and preferred equity securities previously issued by WMIHC automatically were converted into one share of the substantially similar common stock, Series A Preferred Stock or Series B Preferred Stock, as applicable, of WMIH. At the same time, each outstanding option, right or warrant to acquire shares of WMIH’s common stock was converted into an option, right or warrant to acquire an equal number of shares of WMIH’s common stock under the same terms and conditions as the original options, rights or warrants. As of the Reincorporation Date, and pursuant to the Certificate of Incorporation, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of blank check preferred stock, in one or more series, each with a par value of $0.00001 per share.

All of the terms of the agreements described below and attributed to WMIH are also attributable to WMIHC relative to the various agreements and instruments prior to the Reincorporation Date.  The references to WMIH are based on the date this Form 10-Q has been filed.  The references would have been to WMIHC prior to the Reincorporation Date.

On January 30, 2014, WMIH entered into (i) an investment agreement, dated as of January 30, 2014 (the “Investment Agreement”), with KKR Fund Holdings L.P. (“KKR Fund”) and, for limited purposes, KKR Management Holdings L.P., and (ii) an investor rights agreement, dated as of January 30, 2014 (the “Investor Rights Agreement”), with KKR Fund. On January 30, 2014, pursuant to the Investment Agreement, WMIH issued 1,000,000 shares of its Series A Preferred Stock having the terms, rights, obligations and preferences contained in the Articles of Amendment of WMIH dated January 30, 2014 for a purchase price equal to $11.1 million and has issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIH’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”).

The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH.  The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by “accounting standards codification topic 470, Debt” a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the Warrants, has received other rights pursuant to the Investor Rights Agreement as described below.

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

On January 5, 2015, in connection with the offering and pursuant to the Purchase Agreement, WMIH entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent (the “Escrow Agent”), pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598.5 million, representing the proceeds of the offering of Series B Preferred Stock less offering fees payable on the Issue Date but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds have been, and will be, released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to (i) pay certain fees related to the offering that may become payable to the Initial Purchasers, (ii) finance WMIH’s efforts to explore and/or fund, in whole or in part, acquisitions, whether completed or not, including reasonable attorney fees and expenses related thereto, accounting expenses, due diligence and financial advisor fees and expenses, (iii) pay certain amounts that may become payable to the holders of the Series B Preferred Stock upon the occurrence of certain put events, (iv) pay certain amounts that would become payable to the holders of the Series B Preferred Stock upon a mandatory redemption of the Series B Preferred Stock, and (v) pay certain expenses related to the offering. The entire net proceeds will be released from escrow as instructed by WMIH upon consummation of a Qualified Acquisition (as defined in Article VI of the Certificate of Incorporation). If a Qualified Acquisition is not consummated by January 5, 2018, and no Acquisitions (as defined in Article VI of the Certificate of Incorporation) have been consummated such that all of the Series B Preferred Stock remains outstanding and has not been converted to WMIH’s common stock, the outstanding Series B Preferred Stock becomes redeemable. The aggregate redemption costs, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600.0 million, plus accrued and unpaid dividends, if any, whether or not declared. As of March 31, 2017 and December 31, 2016, the balance remaining in the escrow account totaled approximately $573.9 million and $572.9 million, respectively. The foregoing description of the Escrow Agreement is qualified in its entirety by the provisions of the Escrow Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.2 and incorporated by reference herein.

The Series B Preferred Stock are hybrid financial instruments that blend characteristics of both equity and debt securities.  The terms of the Series B Preferred Stock provide for either redemption of the principal and interest for cash at maturity or in the event of certain predetermined circumstances (“Forward Component”) or mandatory conversion into WMIH’s common stock (“Embedded Conversion Feature” or “ECF”).  The Series B Preferred Stock also embody contingent equity-linked share price protections on the ECF in the form of a variable conversion price based on a 20 trading day average of volume weighted-average price.  Upon any conversion of Series B Preferred Stock in accordance with its terms, the Series B Preferred Stock shall convert based on the outstanding principal and accrued interest, subject to a floor of $1.75 per share of WMIH’s common stock and a maximum of $2.25 per share.  As a result, the Company determined that the Series B Preferred Stock contain certain embedded derivative features.  Management’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion feature option as a derivative.  A derivative liability results primarily when the Company average stock price (as defined in the Certificate of Incorporation) exceeds the conversion price, including the ceiling conversion price of $2.25, as defined by the Certificate of Incorporation. A derivative asset results primarily when the Company’s average stock price is less than the conversion price, including the floor price of $1.75. The aggregate fair value of the embedded conversion feature was a liability of $66.2 million on the date of issuance of the Series B Preferred Stock.  At March 31, 2017, March 31, 2016 and December 31, 2016, the fair value of the embedded conversion feature was an asset of $98.7 million, a liability of $65.0 million and an asset of $80.7 million, respectively. Any change in the fair value of the embedded conversion feature will constitute other income or expense, as the case may be, in the applicable reporting period.  Upon conversion or redemption of the Series B Preferred Stock, any asset or liability related to the embedded conversion feature would be eliminated. During the year ended December 31, 2016, the fair value of the embedded conversion feature changed by $201.5 million and this change is included as other income in the condensed consolidated statement of operations for the year ended December 31, 2016. During the three months ended March 31, 2017, the fair value of the derivative asset increased by $18.0 million, and during the three months ended March 31, 2016, the fair value of the derivative liability decreased by $55.9 million.  The change in fair value is included as other income or expense, as the case may be, in the condensed consolidated statement of operations for the respective periods.

On June 1, 2016, WMIH issued restricted stock grants to members of the Board totaling $0.5 million, of aggregate fair value.  The restricted shares noted above vest over a three-year period.

On May 15, 2015, WMIH issued restricted stock grants to our Chief Executive Officer, William C. Gallagher, and our Chief Operating Officer, Thomas L. Fairfield, in conjunction with employment agreements totaling $9.8 million of aggregate fair value (“the Exec Grants”) based on the $2.76 trading price of WMIH shares at the close of business on the date issued.  WMIH may be required to issue additional shares if the conversion price applicable to the Series B Preferred Stock is less than $2.25 per share. The Exec Grants will vest in full and will be recognized as compensation expense upon the consummation of a Qualified Acquisition, subject to the executives continued employment with the Company until such time. The foregoing description of the restricted stock agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Gallagher Restricted Stock Agreement and the Fairfield Restricted Stock Agreement (the “Executive Agreements”), which were filed as Exhibit 10.3 and Exhibit 10.5, respectively, of Form 8-K12G3 filed on May 13, 2015 and incorporated herein by reference.  The fair market value of the Exec Grants as of March 31, 2017 approximates $6.6 million as a result of the terms of the Executive Agreements which would result in additional share issuances if the value is below $2.25 per share limited to a maximum of shares based on a minimum conversion price of $1.75 per share.  The stock price was $1.45 per share at the close of the market on March 31, 2017 and if the Exec Grants had vested then the minimum conversion price of $1.75 per share would have been utilized, therefore, a total of 1,015,874 additional shares (“Exec Additional Shares”) would have been required to be issued, 507,937 additional shares each to both Mr. Gallagher and Mr. Fairfield.

The unamortized value related to the unvested restricted share grants totals $7.1 million and $7.7 million at March 31, 2017 and December 31, 2016, respectively.

The unamortized value of $7.1 million at March 31, 2017, if all are ultimately vested, would be amortized according to the following schedule.  The fair value of the Exec Grants will vest and be recognized on the date of the consummation of a Qualified Acquisition.  Additionally, any Exec Additional Shares required to be issued, would be issued and immediately vest on the date of the consummation of a Qualified Acquisition.

Amortization Schedule (in thousands)	March 31, 2017 unamortized dollar value
2nd quarter 2017	$84
3rd quarter 2017	84
4th quarter 2017	84
1st quarter 2018	77
2nd quarter 2018	45
3rd quarter 2018	44
4th quarter 2018	44
1st quarter 2019	38
Unamortized fair-value - subject to vesting schedule	500
Unamortized fair-value - event dependent	6,629
Total unamortized dollar value	$7,129

Equity-based compensation totaled $0.1 million and  $0.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The restricted stock awards were issued at the fair market value determined to be the trading price at the close of business on the respective date the awards were granted.

A summary of WMIH’s restricted stock award activity for the three months ended March 31, 2017 and year ended December 31, 2016 is presented below:

	Number of restricted stock awards outstanding	Weighted-average grant date fair value	Aggregate fair value (in thousands)
Outstanding—January 1, 2016	6,168,035	2.1230	13,095
Restricted stock awards granted during 2016	212,765	2.3500	500
Restricted stock awards released or forfeited during 2016	—	—	—
Outstanding—December 31, 2016	6,380,800	$2.1306	$13,595
Restricted stock awards granted during 2017	—	—	—
Restricted stock awards released or forfeited during 2017	—	—	—
Outstanding—March 31, 2017	6,380,800	$2.1306	$13,595

WMIH has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 3,761,496 on March 31, 2017 and 4,039,591 on December 31, 2016. The Exec Grants vest upon future events, and are not time specific, and for this reason we have used 1st quarter 2018 as the vesting date in the following table as this date corresponds with the Series B Preferred Stock potential redemption date.  The shares subject to repurchase at March 31, 2017 will vest, assuming circumstances remain unchanged, according to the following schedule:

Vesting schedule of shares subject to repurchase	March 31, 2017 unvested shares
2nd quarter 2017	—
3rd quarter 2017	—
4th quarter 2017	—
1st quarter 2018	3,690,576
2nd quarter 2018	—
3rd quarter 2018	—
4th quarter 2018	—
1st quarter 2019	70,920
Total unvested shares	3,761,496

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

A summary of the Company’s restricted shares issued and subject to repurchase as of March 31, 2017 and December 31, 2016 is presented below:

Vesting schedule of shares subject to repurchase	Unvested shares
Shares subject to repurchase—January 1, 2016	4,197,396
Shares issued subject to vesting during 2016	212,765
Unvested shares repurchased during 2016	—
Shares vested during 2016	(370,570)
Shares subject to repurchase—December 31, 2016	4,039,591
Shares issued subject to vesting during 2017	—
Unvested shares repurchased during 2017	—
Shares vested during 2017	(278,095)
Shares subject to repurchase—March 31, 2017	3,761,496

On June 1, 2016, WMIH issued 212,765 restricted stock grants to members of the Board totaling $0.5 million of aggregate fair value.  The share price was determined based on the closing sales price of $2.35 on the date of the award.

As a condition of voluntarily tendering his resignation from the Board and WMIH accepting the resignation of Eugene Davis as our Chairman of the Board, all restricted shares held by Mr. Davis issued but unvested on the effective date of his resignation, June 1, 2017, will be immediately vested. A total of 41,188 shares, which otherwise would have vested over a three-year period from their issuance date, will therefore be vested early (“Early Vesting”).  Of the Early Vesting shares, all were outstanding as of March 31, 2017.  This Early Vesting will not cause an incremental increase in costs, however, the related unearned compensation totaling $83 thousand will be recorded as compensation and a corresponding increase in additional paid in capital during the period ending June 30, 2017, which otherwise would have been recognized over a three-year period from the issuance date of the restricted shares.

As of both March 31, 2017 and December 31, 2016, 206,380,800 of WMIH’s common stock were issued and outstanding. As of March 31, 2017 and December 31, 2016, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. As of March 31, 2017 and December 31, 2016, 600,000 shares of the Series B Preferred Stock were issued and outstanding. As of March 31, 2017 and December 31, 2016, 61,400,000 warrants to purchase WMIH’s common stock were issued and outstanding.

See Note 12: Net Income Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of March 31, 2017, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $32.8 million and $33.8 million as of March 31, 2017 and December 31, 2016, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by trust agreements, and the requirement that the Insurance Division of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes and Indentures described in Note 7: Notes Payable.

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

The following table presents the calculation of basic net income per share for periods presented:

(in thousands, except per share data):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Numerator for basic net income per share:
Net income	$17,789	$55,550
Less: Series B preferred stock dividends	(4,500)	(4,500)
Less: undistributed earnings attributed to participating securities (basic calculation)	(8,445)	(29,506)
Basic net income attributable to common stockholders	$4,844	$21,544
Denominator for basic net income per share:
Weighted-average shares outstanding	206,380,800	206,168,035
Weighted-average unvested restricted shares outstanding	(3,956,831)	(4,109,658)
Denominator for basic net income per share	202,423,969	202,058,377
Basic net income per share attributable to common stockholders	$0.02	$0.11

The following table presents the calculation of diluted net income per share for periods presented:

(in thousands, except per share data):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Numerator for diluted net income per share:
Net income	$17,789	$55,550
Less: Series B preferred stock dividends	(4,500)	(4,500)
Less: undistributed earnings attributed to participating securities (diluted calculation)	(8,428)	(27,993)
Diluted net income attributable to common stockholders	$4,861	$23,057
Denominator for diluted net income per share:
Weighted-average shares outstanding	206,380,800	206,168,035
Weighted-average unvested restricted shares outstanding	(3,956,831)	(4,109,658)
Effect of dilutive potential shares	11,199,990	35,941,341
Denominator for diluted net income per share	213,623,959	237,999,718
Diluted net income per share attributable to common stockholders	$0.02	$0.10

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

	Potential dilution to common stock
	Minimum shares	Maximum shares
Restricted shares subject to vesting	3,761,496	3,761,496
Series A Preferred Stock	10,065,629	10,065,629
Warrants outstanding	61,400,000	61,400,000
Dilutive shares to be issued if Series B Preferred Stock conversion is below $2.25	—	1,015,872
Series B Preferred Stock	266,666,667	342,857,143
Potential dilutive shares if converted to common stock	341,893,792	419,100,140

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

Determining which category an asset or liability falls within the fair value accounting guidance hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of March 31, 2017:

	(in thousands)
Assets	Level 1	Level 2	Level 3	March 31, 2017
Derivative embedded conversion feature	$—	$—	$98,680	$98,680

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of December 31, 2016:

	(in thousands)
Assets	Level 1	Level 2	Level 3	December 31, 2016
Derivative embedded conversion feature	$—	$—	$80,651	$80,651

The following table shows the change in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2016 and the three months ended March 31, 2017:

Derivative asset (liability) embedded conversion feature (in thousands)
Balance, January 1, 2016	$(120,848)
Issuance during 2016	—
Unrealized gain on change in fair value	201,499
Balance, December 31, 2016	80,651
Issuance during 2017	—
Unrealized gain on change in fair value	18,029
Balance, March 31, 2017	$98,680

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

We use a binomial lattice option pricing model to value the embedded conversion feature that is subject to fair value liability accounting. The key inputs which we utilize in the determination of the fair value as of the reporting date include our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the convertible preferred securities, which we estimated at 50% as of March 31, 2017 and 40% as of December 31, 2016, and risk-free interest rate, which was estimated at 0.85% as of March 31, 2017 and 0.6% as of December 31, 2016. In addition, the model requires the input of an expected probability of occurrence, which we estimated at 90% for March 31, 2017 and 90% as of December 31, 2016, and the timing of a Qualified Acquisition which initiates the mandatory conversion, which we estimated at 6 months from both March 31, 2017 and 6 months from December 31, 2016. The fair value of the embedded conversion feature is revalued each balance sheet date utilizing our model computations with the decrease or increase in fair value being reported in the condensed consolidated statement of operations as unrealized gain or (loss) on change in fair value of derivative - embedded conversion feature, respectively. The primary factors affecting the fair value of the embedded conversion feature are the probability of occurrence and timing of a Qualified Acquisition, our stock price and our stock price volatility. In addition, the use of a model requires the input of subjective assumptions, and changes to these assumptions could provide differing results.

Our reported net income attributable to common and participating stockholders (“First Quarter Net Income”) was approximately $13.3 million for the three months ended March 31, 2017. The change to our net income attributable to common and participating stockholders resulting from the calculation of the fair value of the embedded conversion feature is analyzed at the end of each reporting period to assess the impact of a 10% change to the various inputs and the result of each change to First Quarter Net Income is highlighted in the following scenarios. If the closing stock price of our common stock had been 10% lower, our First Quarter Net Income would have been approximately $23.8 million higher. If the closing stock price of our common stock had been 10% higher, our First Quarter Net Income would have been approximately $26.7 million lower. If our volatility assumption on March 31, 2017 had been 10% lower, our First Quarter Net Income would have been approximately $1.7 million lower and if our volatility assumption had been 10% higher, our First Quarter Net Income would have been approximately $1.8 million lower. If our probability of a transaction occurring assumption on March 31, 2017 had been 10% lower, our First Quarter Net Income would have been approximately $11.0 million lower and if our probability of a transaction occurring assumption had been 10% higher, our First Quarter Net Income would have been approximately $11.0 million higher.

Note 14: Subsequent Events

On May 2, 2017, the Insurance Division of the State of Hawaii approved a distribution of approximately $0.8 million from WMMRC to WMIH.  This distribution was deposited in the Collateral Account on May 3, 2017, and will be ultimately used for future administrative expenses and interest and principal payments on the Runoff Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes, included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the three months ended March 31, 2017 and 2016 and financial condition as of March 31, 2017 and December 31, 2016 (dollars in thousands, except share and per share data and as otherwise indicated).

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

FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this report that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks are identified and discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under Risk Factors in Part I, Item 1A. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law. Therefore, you should not rely on these statements being current as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

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

Until such time as an acquisition is consummated, we intend to continue to seek, identify and evaluate acquisition opportunities of varying sizes across a broad array of industries for the purpose of facilitating an acquisition by WMIH of one or more operating businesses. Our management team meets regularly with the Corporate Strategy and Development Committee (the “CS&D Committee”) of our Board of Directors (the “Board or “Board of Directors”) to discuss and evaluate potential acquisition targets. During the three months ended March 31, 2017 and the year ended December 31, 2016, the CS&D Committee met formally and informally numerous times to assess various opportunities. During 2015, 2016 and 2017, we have focused primarily on acquisition targets in the financial services industry, including targets with consumer finance, commercial finance, specialty finance, leasing and insurance operations. We also may review potential targets in other industries, such as information technology, industrials, business services, healthcare and other sectors.

On January 5, 2015, WMIH announced that it had completed an offering (the “Series B Preferred Stock Financing”) of 600,000 shares of its 3% Series B Convertible Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Series B Preferred Stock”) in the amount of aggregate gross proceeds equal to $600 million, pursuant to a Purchase Agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc. (“Citi”) and KKR Capital Markets LLC (“KCM”), an affiliate of KKR Fund Holdings L.P. (“KKR Fund”) and KKR Management Holdings L.P. The net proceeds from the Series B Preferred Stock Financing in the amount of $598.5 million were deposited into an escrow account and initially invested in United States government securities having a maturity of 180 days or less, in certain money market funds, or cash items.  The net proceeds of the Series B Preferred Stock Financing have been, and will be, released from escrow to us from time to time in amounts needed to finance our efforts to explore and fund, in whole or in part, certain acquisitions, whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence and financial advisor fees and expenses. For further information on the Series B Preferred Stock Financing, see Note 9: Capital Stock and Derivative Instruments, to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

WMIH will continue to evaluate acquisition opportunities and work with our strategic partner, an affiliate of KKR & CO. L.P. (together with its affiliates, “KKR”), to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities. As of March 31, 2017, we had not consummated an acquisition and we can provide no assurances that we will successfully consummate a transaction and, if so, on what terms.

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

WMMRC commuted three reinsurance agreements, one each, in 2009, 2012 and 2014, respectively, and the related trust assets were distributed in accordance with the commutation agreements.  We also may seek opportunities to commute one or more of WMMRC’s remaining reinsurance agreements, with a view toward accelerating the distribution of trust assets in excess of the amounts needed to pay claims.

Beginning in 2006, the U.S. housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. Beginning in 2012, home prices began to rise again.  The current outlook for the housing market is optimistic with low interest rates, steady employment growth, increased household formation rates and less restrictive credit conditions. Nevertheless, WMMRC’s operating environment remains somewhat uncertain as much of its results over the next few years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2005 through 2008. However, its financial exposure to that environment has been steadily reduced as the remaining net aggregate risk exposure has decreased due to the runoff nature of its operations.

Our Financial Information

The financial information in this Quarterly Report on Form 10-Q has been derived from our condensed consolidated financial statements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in the accompanying condensed consolidated financial statements describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, our values under fresh start accounting, the resulting loss contract reserve and the valuation of the derivative instrument relating to the embedded conversion feature of the Series B Preferred Stock. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

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

Results of Operations for the three months ended March 31, 2017 and March 31, 2016

For the three months ended March 31, 2017, we reported a net operating loss of $0.2 million.  This compares to a net operating loss of $0.3 million for the three months ended March 31, 2016. The components that gave rise to net operating losses for the three months ended March 31, 2017 and the three months ended March 31, 2016 are summarized in the table below under the Net (Loss) Income section.  The most significant variances between the comparative three month periods ended March 31, 2017 and March 31, 2016 include (i) an increase in revenue of approximately $0.1 million, (ii) a reduction in interest expense of $0.1 million, (iii) a net decrease in underwriting expense of $0.4 million and (iv)  a reduction of the loss contract reserve of $0.9 million during the three months ended March 31, 2017 versus a reduction of $1.3 million during the same period in 2016.

For the three months ended March 31, 2017, we reported net income attributable to common and participating stockholders of $13.3 million as compared to net income attributable to common and participating stockholders of $51.1 million for the three months ended March 31, 2016. This $37.8 million decline in net income attributable to common and participating stockholders, when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016, is primarily the result of the change in fair value of an embedded derivative.  This embedded derivative was recorded as a result of the variable conversion feature in our Series B Preferred Stock and the change in fair value is reflected on our condensed consolidated statements of operations as the other income item “change in fair value of derivative - embedded conversion feature” which resulted in $18.0 million of other income for the three months ended March 31, 2017, compared to other income of $55.9 million for the three months ended March 31, 2016. This item is solely attributable to a change in fair value of the derivative – embedded conversion feature and is a non-cash item. Fluctuations in the price of WMIH’s common stock directly impact the fair value of the derivative instrument. The fair value of this derivative instrument is analyzed each period and should not be relied upon to produce changes of this magnitude on an on-going basis as it could also result in a non-cash expense or benefit in future periods.  The fair value of the embedded conversion feature will become equity upon conversion of the Series B Preferred Stock, or be reduced to zero upon redemption of the Series B Preferred Stock, as the case may be. For additional details on the derivative – embedded conversion feature, see Note 9: Capital Stock and Derivative Instruments and Note 13: Fair Value Measurement to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition to this change, several other items had a favorable impact on earnings for the three months ended March 31, 2017, including decreased general and administrative expenses and decreased interest expense.  The interest expense decreased as a result of the reduction in our Runoff Note balances discussed further below.  Our revenues increased primarily due to improved earnings on our investment portfolio including the restricted cash equivalents.  Underwriting expenses were lower on a comparative basis, primarily due to smaller increases in premium deficiency reserves in the three months ended March 31, 2017 as compared to increases in premium deficiency reserves during the three months ended March 31, 2016 as further described below in this Item 2 of Part I, under “Losses or Benefits Incurred and Losses and Loss Adjustment Expenses.”

The total revenue for the three months ended March 31, 2017 was $1.6 million, compared to revenue of $1.5 million, for the three months ended March 31, 2016. The increase in revenue is attributable to improved earnings on our investment portfolio including the restricted cash equivalents, however, WMMRC continues to experience decreasing revenue due to operating in runoff mode. In addition, because WMMRC is operating in runoff mode, we expect premiums-earned revenue to continue to decrease, as no new business is being undertaken.

Underwriting expenses (defined as losses and loss adjustment expenses and ceding commission expenses) decreased by $0.4 million to a $0.1 million expense for the three months ended March 31, 2017 compared to an expense of $0.5 million for the three months ended March 31, 2016.  This decrease was primarily the result of the $0.4 million additional premium deficiency reserve which was recorded during the three months ended March 31, 2016 compared to a $0.1 million increase in the premium deficiency reserve during the three months ended March 31, 2017.  These changes in expense are related to the operation of WMMRC in runoff mode and the corresponding decrease in revenues and the change in premium deficiency reserves as further described below in this Item 2 under “Losses or Benefits Incurred and Losses and Loss Adjustment Expenses.” As more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves based on ceded case reserves and incurred but not recorded (“IBNR”) loss levels established and reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its estimate of aggregate liability for unpaid losses and loss adjustment expenses as of March 31, 2017, represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of March 31, 2017, the loss contract reserve was analyzed and determined to have a value of $4.7 million compared to $5.6 million at December 31, 2016.  The value of the loss contract reserve decreased by $0.9 million, during the three months ended March 31, 2017 and decreased by $1.3  million, during the three months ended March 31, 2016.  Consequently, there was a related reduction of expenses relating to the change in value of the loss contract reserve for the three months ended March 31, 2017.  The loss contract reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization.

For the three months ended March 31, 2017, our investment portfolio reported net investment income of $1.2 million, as compared to net investment income of $0.7 million for the three months ended March 31, 2016. The increase in investment income is primarily the result of higher short term interest rates during 2017 compared to 2016. The components of the investment income are more fully described below in this Item 2 of Part I, under “Net Investment Income.”

General and Administrative Expenses

For each of the three months ended March 31, 2017 and 2016, our general and administrative expenses totaled $2.0 million.

Interest Expense

For the three months ended March 31, 2017, we incurred $0.6 million, of interest expense on the Second Lien Notes, which is further described below in this Item 2 of Part I, under “Notes Payable.” This compares to $0.7 million of interest expense, all of which related to the Second Lien Notes, which was incurred during the same period in 2016.  The interest related to Second Lien Notes decreased primarily due to the reduction of Second Lien Note principal balances by $0.4  million during the three months ended March 31, 2017 and by  $2.9  million during the year ended December 31, 2016.  Because sufficient Runoff Proceeds have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment. For the three months ended March 31, 2017 and 2016, no PIK Notes were issued in satisfaction of our obligation to pay interest on the Second Lien Notes.  For the three months ended March 31, 2017 and March 31, 2016, respectively, $0.6 million and $0.7 million, of interest was paid in cash.

Unrealized Gain (Loss) on Change in Fair Value of Derivative

The fair value of the derivative embedded conversion feature is revalued each reportable balance sheet date with the decrease or increase in fair value being reported in the consolidated statements of operations as unrealized gain or (loss) on change in fair value of derivative embedded conversion feature, respectively. The primary factors affecting the fair value of the embedded conversion feature are the probability of occurrence and timing of a Qualified Acquisition, our stock price and our stock price volatility. During the three months ended March 31, 2017, the fair value of the asset increased by $18.0 million and unrealized gain was recorded.  During the three months ended March 31, 2016, the fair value changed by $65.0 million resulting in a reduction of the liability and the recognition of an unrealized gain.

Net (Loss) Income

The net operating loss for the three months ended March 31, 2017 totaled $0.2 million compared to a net operating loss of $0.3 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, we reported net income attributable to common and participating stockholders of $13.3 million.  This result compares to net income attributable to common and participating stockholders of $51.1 million, for the three months ended March 31, 2016.

The primary factors impacting the change in net operating (loss) and the change in net income attributable to common and participating stockholders for the three months ended March 31, 2017 compared to the results for the three months ended March 31, 2016, are summarized in the table below.

Three months ended March 31, 2017 versus three months ended March 31, 2016 summary of change in net operating (loss) and net income attributable to common and participating stockholders (in thousands):

	Three months ended
	March 31, 2017	March 31, 2016	Percentage change favorable (unfavorable)	Dollar value change favorable (unfavorable)
Net revenues	$1,610	$1,500	7%	$110
Underwriting expense (net)	144	465	69%	321
General and administrative expenses	2,012	2,029	1%	17
Loss contract reserve change	(916)	(1,362)	(33%)	(446)
Interest expense	610	693	12%	83
Net operating (loss)	(240)	(325)	26%	85
Unrealized gain on change in value of derivative embedded conversion feature	18,029	55,875	(68%)	(37,846)
Redeemable convertible series B preferred stock dividends	(4,500)	(4,500)	0%	—
Net income attributable to common and participating stockholders	$13,289	$51,050	(74%)	$(37,761)

 Comprehensive Income

The Company has no comprehensive income other than the net income disclosed in the condensed consolidated statement of operations.

Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Premiums assumed	$205	$598
Change in unearned premiums	225	251
Premiums earned	$430	$849

For the three months ended March 31, 2017, premiums earned totaled $0.4 million, a decrease of $0.4 million, when compared to premiums earned of $0.8 million, for the three months ended March 31, 2016. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the three months ended March 31, 2017 and March 31, 2016, respectively, are provided in the following table:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Losses and loss adjustment expense	$94	$387

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

For the three months ended March 31, 2017, the loss ratio was 22%, compared to a loss ratio of 46% for the three months ended March 31, 2016. The loss or benefit ratio is calculated by dividing incurred benefit or losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. Loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Beginning in 2013, a majority of WMMRC’s reinsurance arrangements for the 2006 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Case-basis reserves	$202	$553
Premium deficiency reserves	421	258
Total losses and loss adjustment reserves	$623	$811

Losses and loss adjustment reserve activity are as follows for the periods ended March 31, 2017 and December 31, 2016, respectively:

	Three months ended March 31, 2017	Year ended December 31, 2016
Balance at beginning of period	$811	$5,063
Released - prior periods	94	(669)
Paid or terminated - prior periods	(282)	(3,583)
Total losses and loss adjustment reserves	$623	$811

Net Investment Income

The increase in investment income during the three months ended March 31, 2017 compared to the same periods in 2016 is primarily the result of higher short term interest rates during 2017 as compared to 2016. A summary of our net investment income for the periods ended March 31, 2017 and 2016, respectively, is as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(31)	$(122)
Investment income on fixed-maturity securities	178	318
Interest income on cash and cash equivalents	1,014	328
Realized net loss from sale of investments	(2)	(4)
Unrealized gain on trading securities held at period end	21	131
Net investment income	$1,180	$651

Federal Income Taxes

The Company has no current tax liability due as a result of its tax loss position for periods ended March 31, 2017, March 31, 2016 and December 31, 2016. More detailed information regarding the Company’s tax position including net operating loss (“NOL”) carry forwards is provided in Note 6: Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2016 and in Note 5: Income Taxes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to mortgage insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the periods ended March 31, 2017 and December 31, 2016 associated with the Company’s tax liability from the current or preceding periods.

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

We believe WMIH experienced an ownership change under Section 382 of the Code in connection with its bankruptcy plan becoming effective. Prior to emergence from bankruptcy, WMI abandoned the stock of Washington Mutual Bank, thereby generating a worthless stock deduction of approximately $8.37 billion, which gave rise to a NOL carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2016 was approximately $6.0 billion and at March 31, 2017 we believe that there was no limit under Section 382 of the Code on the use of these NOLs. As of March 31, 2017 and December 31, 2016, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

Investments

General

We hold investments at both WMIH and WMMRC and the two portfolios consist entirely of fixed income instruments, excluding funds in overnight money market funds totaling $49.3 million and $76.8 million as of March 31, 2017 and December 31, 2016, respectively. In addition, at March 31, 2017 and December 31, 2016 the Company held less than $1.0 thousand and $0.4 million of restricted cash, respectively, in the “Collateral Account” (described below in this Item 2 under “Notes Payable”) established by the Company as required under the Indenture for the benefit of the holders of the Runoff Notes (as defined below in this Item 2 under “Notes Payable”). The Company held $573.9 million and $572.9 million of restricted cash from the Series B Preferred Stock Financing in its escrow account at March 31, 2017 and December 31, 2016, respectively.

The value of the consolidated Company’s total cash and investments decreased during the three months ended March 31, 2017. Cash and investments, which excludes restricted cash of $573.9 million and $573.3 million at March 31, 2017 and December 31, 2016, respectively, totaled $74.2 million and $81.5 million at March 31, 2017 and December 31, 2016, respectively. The primary factors that contributed to this decrease in investments were (i) the payment of a total of $4.5 million in Series B Preferred Stock cash dividends during the three months ended March 31, 2017; (ii) the transfer by management of excess capital from WMMRC to reduce indebtedness; and (iii) the payment of cash for reserved losses by WMMRC.

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

During the three months ended March 31, 2017 and the year ended December 31, 2016, we transferred $1.0 million and $11.0 million, respectively, of corporate securities that mature within 12 months from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for additional information regarding our investment securities.

WMIH

WMIH’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income.  At March 31, 2017 and at December 31, 2016, WMIH had $20.0 million and $45.0 million, respectively, of investments in obligations of U.S. government sponsored enterprises, all of which will mature within the respective next 12 months.  WMIH also had $21.3 million and $2.1 million in cash and cash equivalents at March 31, 2017 and December 31, 2016, respectively.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of operations. At March 31, 2017, approximately 92% of WMMRC’s cash and investments were held in four trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, excluding funds in overnight money market instruments, was valued at approximately $29.3 million and $31.9 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, approximately 41% of the portfolio consisted of securities that will mature within the next 12 months and the remainder of the securities will mature between one and three years from March 31, 2017. WMMRC also had $3.6 million in cash and cash equivalents at March 31, 2017.

Liquidity and Capital Resources

General

WMIH is organized as a holding company and has limited operations of its own. With respect to its own operations, WMIH’s continuing cash needs are limited to the payment of general and administrative expenses, costs related to possible acquisitions, dividends on the Series B Preferred Stock and principal and interest payments on the Second Lien Notes described below in this Item 2 of Part I, under “Notes Payable.” Interest and principal payments on the Second Lien Notes are payable solely from Runoff Proceeds (as defined in the Second Lien Indenture described below in this Item 2 of Part I, under “Notes Payable”) received by WMIH from WMMRC from time to time. Except in limited circumstances described in Note 7: Notes Payable to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Second Lien Notes are nonrecourse to WMIH. In addition, our significant business operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs, but has been operated in runoff and has not written any new business since September 26, 2008. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIH does not currently expect to pay dividends on its common shares.

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

In regard to the Series B Preferred Stock, we are required (if and when declared by our Board and until the Series B Preferred Stock is converted, redeemed or repurchased) to pay cumulative regular dividends out of funds legally available therefor at an annual rate of 3% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock. WMIH has declared and paid $4.5 million,  $4.5 million and $18.0 million of dividends on its Series B Preferred Stock during the three months ended March 31, 2017 and 2016 and the year ended December 31, 2016, respectively, and has accrued an additional $0.7 million of dividends based on the 3% interest rate during each of the three months ended March 31, 2017 and 2016 and the year ended December 31, 2016, respectively.

The payment of $4.5 million in dividends on our Series B Preferred Stock was our single largest use of cash during the three months ended March 31, 2017. This dividend obligation is likely to continue to be a significant financial obligation of the Company until we either consummate a Qualified Acquisition or redeem or repurchase the Series B Preferred Stock. “Qualified Acquisition” means an Acquisition (as defined below) that, taken together with prior Acquisitions (if any), collectively utilizes aggregate net proceeds of the Series B Preferred Stock Financing of at least $450.0 million. “Acquisition” means any acquisition by WMIH (or any of its direct or indirect wholly-owned subsidiaries), in a single transaction or a series of transactions, whether by purchase, merger or otherwise, of all or substantially all of the assets of, all the equity interests in, or a business line, unit or division of, any person.

Unless previously converted into common stock, we are required to redeem the Series B Preferred Stock on January 5, 2018 (the “Redemption Date”) in the event we have not consummated a Qualified Acquisition. In addition, we are required to offer to repurchase (if not previously converted) the Series B Preferred Stock upon a Change of Control (as such term is defined in Article VI of WMIH’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”)). The aggregate redemption costs, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600.0 million, plus accrued and unpaid dividends, if any, whether or not declared.  We continue to work diligently to pursue and consummate a Qualified Acquisition prior to the Redemption Date, which would result in the conversion of all of the Series B Preferred Stock into common stock.  However, in the event we are unable to consummate a Qualified Acquisition, the redemption or repurchase of the Series B Preferred Stock would substantially deplete our available cash for acquisitions and business operations, could have a material adverse effect on our financial condition and could impact our ability to continue business operations.  There can be no assurance that we will complete a Qualified Acquisition prior to the Redemption Date.

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

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIH as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIH to satisfy its liquidity needs. Any dividend or payment by WMMRC to WMIH must be approved by the Insurance Division of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIH’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments and fees paid to WMIH by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Division of the State of Hawaii. Additionally, WMIH also has approximately $573.9 million of restricted cash held in escrow, which was received by WMIH in connection with the Series B Preferred Stock Financing. Because of the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, interest and principal obligations on the Runoff Notes (only if WMIH is in receipt of Runoff Proceeds; otherwise WMIH pays interest using the “payment-in-kind” (“PIK”) feature available under the Second Lien Indenture) and general and administrative expenses.

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

WMMRC has net assets totaling $32.8 million and $33.8 million as of March 31, 2017 and December 31, 2016, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by the trust arrangements referenced above, and the requirement that the Insurance Division of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH are further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Capital Structure and Management

WMIH’s capital structure consists of stockholders’ equity, Series B Preferred Stock proceeds held in escrow which is classified as mezzanine and $18.4 million of term debt as of March 31, 2017 represented by the Second Lien Notes and governed by the terms of the Second Lien Indenture. We issued term debt of $130.0 million represented by the Runoff Notes on the Effective Date. As of March 31, 2017, this term debt has subsequently decreased by a net amount of $111.6 million as a result of principal payments totaling $131.0 million net of PIK Notes which have been issued totaling $19.4 million, resulting in a remaining principal balance of Second Lien Notes equal to $18.4 million.  The First Lien Notes were redeemed in their entirety on April 27, 2015 and the First Lien Indenture was satisfied and discharged.

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. Prior to reincorporation, WMIH was authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share.  Upon reincorporation in Delaware, which is more fully described in Note 1: The Company and its Subsidiaries to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and pursuant to the Certificate of Incorporation, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of March 31, 2017, 206,380,800 shares of WMIH’s common stock were issued and outstanding, and 1,600,000 shares of its preferred stock were issued and outstanding.

On January 30, 2014, pursuant to an Investment Agreement, WMIH issued 1,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $11.1 million and warrants to purchase 61,400,000 shares of WMIH’s common stock, 30,700,000 of which have an exercise price of $1.32 per share and 30,700,000 of which have an exercise price of $1.43 per share. The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH. The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH, either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by Accounting Standards Codification 470, a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit and an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the warrants, has received other rights pursuant to the Investor Rights Agreement as more fully described in Note 9: Capital Stock and Derivative Instruments to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In connection with the Series B Preferred Stock Financing, WMIH filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Certificate of Designation creating the Series B Preferred Stock and designating the rights and preferences of the Series B Preferred Stock. Holders of shares of the Series B Preferred Stock are entitled to receive, when, as and if declared, cumulative regular dividends at an annual rate of 3% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock, payable in cash. On each date that WMIH closes any Acquisition, outstanding shares of Series B Preferred Stock having an aggregate liquidation preference equal to the net proceeds of the offering utilized in such Acquisition (as defined below), on a pro rata basis, will automatically convert into shares of WMIH’s common stock. In addition, on the date WMIH closes a Qualified Acquisition, all outstanding shares of Series B Preferred Stock will automatically convert into shares of WMIH’s common stock. Each date that WMIH closes an Acquisition (including a Qualified Acquisition) will be a “Mandatory Conversion Date.” Unless the Series B Preferred Stock has been previously repurchased at the option of a holder upon the occurrence of certain put events or mandatorily converted, WMIH will redeem all outstanding shares of Series B Preferred Stock, if any, on the Series B Redemption Date, which is the third anniversary of January 5, 2015 (or January 5, 2018). The reincorporation of WMIH from the State of Washington to the State of Delaware resulted in the increase of the size of its Board of Directors from 7 to up to 11 members and increased WMIH’s authorized number of shares of common stock in an amount sufficient to permit the conversion of all shares of Series B Preferred Stock (collectively, the “Reincorporation”).

The foregoing transactions pertaining to the Series A Preferred Stock and Series B Preferred Stock are more fully described in Note 9: Capital Stock and Derivative Instruments to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

WMIH may, subject to market conditions, and the limitations set forth in the Second Lien Indenture (described below in this Item 2 of Part I, under “Notes Payable”), determine to incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions.

While WMIH is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Division of the State of Hawaii. As of March 31, 2017, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Division of the State of Hawaii. In addition, the Second Lien Indenture imposes restrictions on WMMRC business activities. During the three months ended March 31, 2017 and the year ended December 31, 2016, WMMRC paid $1.0 million and $5.7 million, respectively, in dividends to WMIH which were deposited into the Collateral Account (as defined below) and were distributed in accordance with the Indentures.

On the Effective Date, WMI and WMIIC (together, the “Debtors”) (and now the WMI Liquidating Trust (the “Trust”) on behalf of the Debtors) continued to dispute whether the interests of certain former holders of “Equity Interests” or “Claims” (in each case as those terms are defined in the Company’s Seventh Amended Joint Plan of Affiliated Debtors Pursuant to Chapter 11 of the United States Bankruptcy Code (as modified, the “Plan”)) against the Debtors should be allowed. As a result, pursuant to the Plan, on the Effective Date, a “Disputed Equity Escrow” (as defined in the Plan) was created for the benefit of each holder of a “Disputed Equity Interest” (as defined in the Plan). Such Disputed Equity Escrow was created to hold shares of WMIH’s common stock (as well as any dividends, gains or income attributable in respect of such common stock) allocable, on a pro rata basis, to each holder of such a Disputed Equity Interest if and when such Disputed Equity Interest becomes an “Allowed Equity Interest” (as such term is defined in the Plan). All such Equity Interests will constitute Disputed Equity Interests pursuant to the Plan until such time, or from time to time, as each Disputed Equity Interest has been compromised and settled or allowed or disallowed by a final order of the bankruptcy court.

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

Notes Payable

On the Effective Date, WMIH issued $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an Indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIH and Wilmington Trust, National Association, as Trustee. In addition, WMIH issued $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an Indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIH and Law Debenture Trust Company of New York, as Trustee. On January 5, 2017, we were notified by The Law Debenture Company of New York that it had completed the transfer of substantially all of its corporate trust business to Delaware Trust Company, and that Delaware Trust Company had become the successor trustee under the Second Lien Indenture. The First Lien Notes were redeemed in their entirety on April 27, 2015, and the First Lien Indenture was satisfied and discharged. The Second Lien Notes are scheduled to mature on March 19, 2030 and pay interest quarterly.

The Second Lien Notes are secured by, and have a specified priority in right of payment in, a securities or deposit account into which WMIH will deposit distributions it receives from WMMRC of Runoff Proceeds (as defined in the Second Lien Indenture) (the “Collateral Account”). WMIH will, and has agreed to cause WMMRC to, deposit all distributions, dividends or other receipts in respect of Runoff Proceeds Distributions (as defined in the Second Lien Indenture) on the date paid to WMIH in the Collateral Account established in accordance with the terms of the Second Lien Indenture.

On any interest payment date, payments are made from the Collateral Account and from any other Runoff Proceeds Distributions in the priority set forth in the Second Lien Indenture. Generally, under the Second Lien Indenture payments are required to be made first to the Trustees for any fees and expenses, then to WMIH for an amount equal to the Issuer Priority Amount (as defined in the Second Lien Indenture), then to the holders of the First Lien Notes for interest and principal, then to WMIH for an amount equal to the Issuer Secondary Amount (as defined in the Second Lien Indenture), and lastly to the holders of the Second Lien Notes for interest and principal.  After payment in full of all interest and principal to the holders of the First Lien Notes and Second Lien Notes, all amounts on deposit in the Collateral Account and any other Runoff Proceeds will be paid to WMIH. As of March 31, 2017, the Issuer Priority Amount, the First Lien Runoff Notes, and the Issuer Secondary Amount have been paid in full and the First Lien Indenture has been discharged and satisfied.  The obligations created by the Second Lien Notes are nonrecourse to WMIH except for certain actions for specific performance and in certain limited circumstances as more fully described in Section 7.16 of the Second Lien Indenture with respect to Runoff Proceeds Distributions in the Collateral Account or for failure to comply with certain specified covenants relating to (i) the deposit of Runoff Proceeds in the Collateral Account, (ii) payment of Runoff Proceeds in the Collateral Account in accordance with the order of priority established in the Indentures, (iii) failure to seek to obtain the appropriate regulatory approval to permit the dividend of Runoff Proceeds to WMIH and (iv) the failure to cause WMMRC to deposit Runoff Proceeds into a segregated account.

In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue PIK Notes (as defined in the Indentures) in lieu of making such interest payment in cash when no cash was available. The aggregate face amount of PIK Notes issued as of March 31, 2017 and December 31, 2016 totaled approximately $19.4 million at the end of both periods. Total outstanding principal amounts under these notes totaled approximately $18.4 million and $18.8 million as of March 31, 2017 and December 31, 2016, respectively.  Runoff Note principal balances were reduced by approximately $0.4 million and $2.9 million during the three months ended March 31, 2017 and during the year ended December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, respectively, the Collateral Account contained less than $1.0 thousand and $0.4 million of cash received from WMMRC which was or will be ultimately used for administrative expenses and interest and principal payments on the Runoff Notes in accordance with the Indentures.

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

Total amounts incurred under the Investment Management Agreement and Administrative Services Agreement totaled $0.3 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. The expense and related income eliminate on consolidation.

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees to the Company. The TSA provided the Company with office space (prior to the Company entering into its own lease) for its current employees and continues to provide basic infrastructure and support services to facilitate the Company’s operations. The TSA as amended, extends the term of the agreement through July 31, 2017, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

During the year ended December 31, 2016 and 2015, WMIH had other income of $123 thousand and $7.8 million, respectively, as a result of its receipt of its share of net Litigation Proceeds related to the D&O Litigation.  As of March 31, 2017, $2.0 million remained in the RSA Reserve.  Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future.  As of March 31, 2017, WMIH had not received any Litigation Proceeds, other than as described above.

As a member of the Litigation Subcommittee of the Trust, Mr. Willingham, who serves as a WMIH Board member and Chairman of the WMIH Audit Committee, participates in overseeing the prosecution of recovery claims by the Trust.

As a result of the Company’s reorganization in bankruptcy, an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract reserve totaling $63.1 million was recorded on the Effective Date. The reserve will be evaluated at each reporting date for changes to its value. As of March 31, 2017 and December 31, 2016, the loss contract reserve was analyzed and determined to have a value of $4.7 million and $5.6 million, respectively.  The value of this reserve decreased by $0.9 million during the three months ended March 31, 2017 and decreased by $1.3 million during the three months ended March 31, 2016. The value of this reserve will ultimately be reduced to zero, therefore it will improve operating results in future periods as it will reduce future expenses. For additional information see Note 2: Significant Accounting Policies in Item 1 of Part I of this Quarterly Report on Form 10-Q.

As of January 30, 2014, pursuant to the terms and conditions of the Investment Agreement, WMIH sold to KKR Fund 1,000,000 shares of Series A Preferred Stock, having the terms, rights, obligations and preferences contained in the Certificate of Incorporation, for a purchase price equal to $11.1 million and issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIH’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”). KKR Fund’s rights as a holder of the Series A Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, for so long as the Holders own 50% of the Series A Preferred Stock issued as of January 30, 2014 (or the underlying common stock of WMIH), the Holders will have the right to appoint two of the nine directors that currently comprise the Board. The Investor Rights Agreement also provides the Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to WMIH’s common stock (and WMIH’s common stock underlying the Series A Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. On July 1, 2015, WMIH filed a shelf registration statement (the “Initial Registration Statement”) covering resales of Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock.  On November 23, 2015, WMIH amended the Initial Registration Statement to cover WMIH’s common stock issuable upon conversion of the Series A Preferred Stock and shares of WMIH’s common stock issuable upon exercise of warrants issued in connection with the issuance of our Series A Preferred Stock currently outstanding (as amended, the “Registration Statement”). The Registration Statement was declared effective under the Securities Act on November 25, 2015. Moreover, for as long as the Holders beneficially own any shares of common stock of WMIH or Series A Preferred Stock or any of the Warrants, WMIH has agreed to provide customary Rule 144A information rights, to provide the Holders with regular audited and unaudited financial statements and to allow the Holders or their representatives to inspect WMIH’s books and records. For further information on the Investment Agreement and the Investor Rights Agreement, see Note 8: Financing Arrangements and Note 9: Capital Stock and Derivative Instruments, to the condensed consolidated financial information in Item 1 of Part I of this Quarterly Report on Form 10-Q.

In conjunction with the Series B Preferred Stock Financing, the Company is contractually committed to make certain fee payments if future events occur.  These fees are recorded and presented on our condensed consolidated balance sheets as other liabilities. At March 31, 2017, the total balance of $13.8 million of other liabilities is comprised of $12.3 million of accrued fees relating to the Series B Preferred Stock Financing, an accrual for professional fees currently payable of approximately $0.8 million, $0.7 million of accrued dividends relating to the Series B Preferred Stock and several small accruals for recurring business expenses.

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

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2017, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of March 31, 2017, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes in our risk factors from those disclosed in such Annual Report.

Item 6.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of WMIH Corp.	8-K12G3	3.1	5/13/15

3.2	Amended and Restated Bylaws of WMIH Corp.	8-K12G3	3.2	5/13/15

12.1	Statement RE: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends				X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Notification that Eugene I. Davis will not stand for re-election to the Board of Directors.	8-K	99.1	3/16/17
99.2	Notification that Paul E. Raether will not stand for re-election to the Board of Directors.	8-K	99.2	3/16/17
99.3	Notification that Thomas L. Fairfield will not stand for re-election to the Board of Directors.	8-K	99.3	3/16/17
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMIH CORP.
(Registrant)
Dated: May 9, 2017	By:	/s/ William C. Gallagher
	Name:	William C. Gallagher
	Title:	Chief Executive Officer
Dated: May 9, 2017	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer