Form 10-Q
period 2017-09-30
WMIH CORP.
filed 2017-11-09
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	206,714,132
(Class)	(Outstanding at November 1, 2017)

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

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2017	December 31, 2016 (1)
ASSETS:
Investments held in trust:
Fixed-maturity securities	$9,022	$29,206
Cash equivalents held in trust	6,804	2,176
Total investments held in trust	15,826	31,382
Cash and cash equivalents	25,542	2,491
Fixed-maturity securities	1,400	47,625
Restricted cash	577,220	573,347
Derivative asset - embedded conversion feature	111,877	80,651
Accrued investment income	109	187
Other assets	764	507
Total assets	$732,738	$736,190
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$—	$18,774
Notes payable - interest	—	203
Losses and loss adjustment reserves	705	811
Losses payable	29	53
Unearned premiums	33	270
Accrued ceding commissions	57	22
Loss contract reserve	—	5,645
Other liabilities	13,774	14,063
Total liabilities	14,598	39,841
Commitments and contingencies
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016; aggregate liquidation preference of $600,000,000 as of September 30, 2017 and December 31, 2016	502,213	502,213
Stockholders’ equity:
Convertible series A preferred stock, $0.00001 par value; 1,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016; aggregate liquidation preference of $10 as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value; 3,500,000,000 authorized; 206,714,132 and 206,380,800 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	108,830	108,415
Retained earnings	107,095	85,719
Total stockholders’ equity	215,927	194,136
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$732,738	$736,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) Balances derived from audited financial statements as of December 31, 2016.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts and share data)

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Revenues:
Premiums earned	$344	$786	$1,103	$2,426
Net investment income	1,943	498	4,826	1,747
Total revenues	2,287	1,284	5,929	4,173
Operating expenses:
Losses and loss adjustment expense	48	183	207	702
Ceding commission expense	44	75	137	234
General and administrative expense	2,117	1,357	5,915	4,878
Loss contract reserve reduction	(210)	(565)	(5,645)	(2,362)
Interest expense	579	636	1,788	1,994
Total operating expenses	2,578	1,686	2,402	5,446
Net operating (loss) income	(291)	(402)	3,527	(1,273)
Other (income) expense:
Other (income)	(123)	—	(123)	—
Unrealized (gain) loss on change in fair value of derivative embedded conversion feature	(38,579)	16,243	(31,226)	(62,587)
Total other (income) expense	(38,702)	16,243	(31,349)	(62,587)
Income (loss) before income taxes	38,411	(16,645)	34,876	61,314
Income tax expense (benefit)	—	—	—	—
Net income (loss)	38,411	(16,645)	34,876	61,314
Redeemable convertible series B preferred stock dividends	(4,500)	(4,500)	(13,500)	(13,500)
Net income (loss) attributable to common and participating stockholders	$33,911	$(21,145)	$21,376	$47,814
Basic net income (loss) per share attributable to common stockholders (Note 12)	$0.06	$(0.10)	$0.04	$0.10
Shares used in computing basic net income (loss) per share	202,660,492	202,341,209	202,573,315	202,247,275
Diluted net income (loss) per share attributable to common stockholders (Note 12)	$0.06	$(0.10)	$0.04	$0.09
Shares used in computing diluted net income (loss) per share	212,726,121	202,341,209	212,638,944	237,575,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	(Accumulated deficit) retained earnings	Total stockholders’ equity
Balance at January 1, 2016	600,000	502,213	1,000,000	—	206,168,035	2	107,757	(97,981)	9,778
Net income	—	—	—	—	—	—	—	201,700	201,700
Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(18,000)	(18,000)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	212,765	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	658	—	658
Balance at December 31, 2016	600,000	502,213	1,000,000	—	206,380,800	2	108,415	85,719	194,136
Net income	—	—	—	—	—	—	—	34,876	34,876
Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(13,500)	(13,500)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	333,332	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	415	—	415
Balance at September 30, 2017	600,000	$502,213	1,000,000	$—	206,714,132	$2	$108,830	$107,095	$215,927

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash flows from operating activities:
Net income	$34,876	$61,314
Adjustments to reconcile net income to net cash (used in) operating activities:
Amortization of premium or discount on fixed maturity securities	108	247
Net realized loss (gain) on sale of investments	63	(19)
Unrealized (gain) on trading securities	(67)	(83)
Unrealized (gain) on derivative embedded conversion feature	(31,226)	(62,587)
Equity-based compensation	415	484
Changes in assets and liabilities:
Accrued investment income	78	(18)
Other assets	(257)	(270)
Cash equivalents held in trust	(4,628)	1,358
Restricted cash	(3,873)	(1,476)
Losses and loss adjustment reserves	(106)	(2,733)
Losses payable	(24)	(395)
Unearned premiums	(237)	(463)
Accrued ceding commission expense	35	(8)
Accrued interest on notes payable	(203)	(24)
Loss contract reserve	(5,645)	(2,362)
Other liabilities	(289)	(626)
Total adjustments	(45,856)	(68,975)
Net cash used in operating activities	(10,980)	(7,661)
Cash flows from investing activities:
Purchase of investments	(19,973)	(130,469)
Proceeds from sales and maturities of investments	86,278	146,920
Net cash provided by investing activities	66,305	16,451
Cash flows from financing activities:
Redeemable convertible series B preferred stock dividends	(13,500)	(13,500)
Notes payable – principal repayments	(18,774)	(2,185)
Net cash used in financing activities	(32,274)	(15,685)
Increase (decrease) in cash and cash equivalents	23,051	(6,895)
Cash and cash equivalents, beginning of period	2,491	9,924
Cash and cash equivalents, end of period	$25,542	$3,029
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$1,991	$2,008

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

As of September 30, 2017, WMIH was authorized to issue up to 3,500,000,000 shares of common stock, and up to 10,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share.  As of September 30, 2017 and December 31, 2016, 206,714,132 and 206,380,800 shares, respectively, of WMIH’s common stock were issued and outstanding. As of September 30, 2017 and December 31, 2016, 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding.  As of September 30, 2017 and December 31, 2016, 600,000 shares of WMIH’s 3% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) were issued and outstanding.

While we remain committed to consummating an acquisition, we also are mindful that the Company’s Series B Preferred Stock is redeemable on January 5, 2018 if we have not consummated a Qualified Acquisition, as more fully described in Note 6: Service Agreements and Related Party Transactions, or executed a definitive agreement to consummate an Acquisition (as such term is defined in Article VI of WMIH’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”)), prior to that date.  Accordingly, as previously disclosed, we formed the Finance Committee of the Company’s Board of Directors (the “Finance Committee”), comprised solely of independent directors, to explore potential financing and refinancing alternatives, including the potential restructuring or refinancing of the Series B Preferred Stock. The Finance Committee has retained financial advisors to provide certain financial advisory services in connection with the Finance Committee’s mandate to review the Company’s capital structure and potential financing alternatives. There can be no assurance that any transaction, including a refinancing of the Series B Preferred Stock, will occur or if so on what terms.

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

Due to the then deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC’s continuing operations consisted solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. The reinsurance agreements with Triad, PMI and UGRIC were commuted on August 31, 2009, October 2, 2012 and April 3, 2014, respectively, and the related trust assets were distributed in accordance with the commutation agreements.  On October 23, 2017, the reinsurance agreement with Radian was commuted and the related trust assets were released to WMMRC.  On September 13, 2017, the Insurance Division of the State of Hawaii approved this commutation and a related distribution of up to $10.7 million to WMIH, which distribution has not been completed as of the date of the filing of this Form 10-Q.   For more information see Note 14: Subsequent Events. As a result, WMMRC’s current continuing operations, subsequent to the Radian commutation, consist solely of the runoff of coverage associated with mortgages placed with the following three remaining carriers, GMIC, MGIC and RMIC.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2017. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

Third Party Restrictions on Distribution of Net Assets of Wholly-Owned Subsidiaries

The net assets of WMMRC are subject to restrictions on distribution from multiple sources, including the primary insurers who have approval control of distributions from the trust, and the Insurance Division of the State of Hawaii who has approval authority over distributions or intercompany advances.  As more fully described in Note 14: Subsequent Events, a distribution from WMMRC to WMIH of up to $10.7 million was approved by the Insurance Division of the State of Hawaii on September 13, 2017.

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the post default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $33 thousand and $0.3 million as of September 30, 2017 and December 31, 2016, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs, excluding intercompany charges, exceed expected future unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $0.5 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively. Intercompany administrative costs are excluded from the computation of premium deficiencies.

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

WMMRC has recorded reserves at the ceded case reserves and IBNR loss levels established and reported by the primary mortgage guaranty carriers as of September 30, 2017 and December 31, 2016, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, than the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

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

Other Liabilities

At September 30, 2017, the total balance of $13.8 million of other liabilities is comprised of $12.3 million of accrued fees relating to the Series B Preferred Stock offering, an accrual for professional fees and recurring business expenses currently payable of approximately $0.8 million and $0.7 million of accrued dividends relating to the Series B Preferred Stock. The accrued fees would be paid in the event of a Qualified Acquisition, as more fully described in Note 6: Service Agreements and Related Party Transactions.

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

WMIH has declared and paid $13.5 million and $18.0 million of dividends on its Series B Preferred Stock for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. Additionally, WMIH has accrued unpaid and undeclared dividends of $0.7 million, based on the Series B Preferred Stock 3% interest rate, as of both September 30, 2017 and December 31, 2016.

New Accounting Pronouncements

The Company has reviewed new accounting pronouncements issued between August 9, 2017, the filing date of our most recent prior Form 10-Q, and the filing date of this Form 10-Q and has determined that no pronouncements issued are relevant to the Company, and/or have a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

Note 3: Insurance Activity

The Company, through WMMRC, reinsures mortgage guaranty risks of mortgage loans originated by affiliates of the Company during the period from 1997 through 2008. WMMRC is (or was) a party to reinsurance agreements with UGRIC, GMIC, MGIC, PMI, Radian, RMIC and Triad. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. The reinsurance agreements with Triad, PMI and UGRIC were commuted on August 31, 2009, October 2, 2012 and April 3, 2014, respectively. On October 23, 2017, the reinsurance agreement with Radian was commuted and the related trust assets were released to WMMRC.  For more information see Note 14: Subsequent Events.

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

Premiums assumed and earned are as follows for the periods ended September 30, 2017 and 2016, respectively:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Premiums assumed	$342	$739	$866	$1,963
Change in unearned premiums	2	47	237	463
Premiums earned	$344	$786	$1,103	$2,426

The components of the liability for losses and loss adjustment reserves are as follows as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Case-basis reserves	$174	$553
IBNR reserves	1	—
Premium deficiency reserves	530	258
Total losses and loss adjustment reserves	$705	$811

Losses and loss adjustment reserve activity are as follows for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively:

	Nine months ended September 30, 2017	Year ended December 31, 2016
Balance at beginning of period	$811	$5,063
Incurred (released) - prior periods	207	(669)
Paid or terminated - prior periods	(313)	(3,583)
Total losses and loss adjustment reserves	$705	$811

The loss contract reserve balance is analyzed and adjusted quarterly. The balance in the reserve was zero and $5.6 million as of September 30, 2017 and December 31, 2016, respectively. The value of this reserve decreased by $5.6 million during the nine months ended September 30, 2017 and decreased by $2.3 million during the nine months ended September 30, 2016. In periods during which a reduction in the loss contract reserve occurs, a corresponding decrease in expense is reflected in the condensed consolidated statement of operations for the respective period.

Note 4: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at September 30, 2017, are as follows:

	September 30, 2017
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored enterprises	2,749	—	(7)	2,742
Corporate debt securities	3,683	—	(2)	3,681
Foreign corporate debt securities	3,750	—	(1)	3,749
Total fixed-maturity securities	10,432	—	(10)	10,422
Less total unrestricted fixed-maturity securities	1,402	—	(2)	1,400
Total fixed-maturity securities held in trust	$9,030	$—	$(8)	$9,022

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2016, are as follows:

	December 31, 2016
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$249	$—	$—	$249
Obligations of U.S. government sponsored enterprises	59,450	1	(80)	59,371
Corporate debt securities	11,415	9	(9)	11,415
Foreign corporate debt securities	5,798	5	(7)	5,796
Total fixed-maturity securities	76,912	15	(96)	76,831
Less total unrestricted fixed-maturity securities	47,635	—	(10)	47,625
Total fixed-maturity securities held in trust	$29,277	$15	$(86)	$29,206

Amortized cost and estimated fair value of fixed-maturity securities at September 30, 2017 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2017	$6,750	$6,749
2018	3,682	3,673
Total fixed-maturity securities	$10,432	$10,422

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the three and nine months ended September 30, 2017 and 2016, respectively, is summarized as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(32)	$(74)	$(108)	$(247)
Investment income on fixed-maturity securities	72	233	403	792
Interest income on cash and cash equivalents	1,895	405	4,527	1,100
Realized net (loss) gain from sale of investments	(36)	18	(63)	19
Unrealized gain (loss) on trading securities held at period end	44	(84)	67	83
Net investment income	$1,943	$498	$4,826	$1,747

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of

September 30, 2017:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Class of securities:
U.S. government treasury securities	$250	$—	$—	$250
Obligations of U.S. government sponsored enterprises	1,497	1,245	—	2,742
Corporate debt securities	3,151	530	—	3,681
Foreign corporate debt securities	3,749	—	—	3,749
Total fixed-maturity securities	8,647	1,775	—	10,422
Money market funds	32,007	—	—	32,007
Total	$40,654	$1,775	$—	$42,429

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2016:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Class of securities:
U.S. government treasury securities	$249	$—	$—	$249
Obligations of U.S. government sponsored enterprises	47,489	11,882	—	59,371
Corporate debt securities	7,033	4,382	—	11,415
Foreign corporate debt securities	5,796	—	—	5,796
Total fixed-maturity securities	60,567	16,264	—	76,831
Money market funds	4,548	—	—	4,548
Total	$65,115	$16,264	$—	$81,379

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at the end of the calendar quarter in which the reclassifications occur. During the nine months ended September 30, 2017 and the year ended December 31, 2016, $0.9 million and $11.0 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	January 1, 2017 to September 30, 2017		January 1, 2016 to December 31, 2016
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Corporate debt securities	$—	$901	$—	$5,737
Foreign corporate debt securities	—	—	—	5,295
Total transfers	$—	$901	$—	$11,032

Note 5: Income Taxes

For the nine months ended September 30, 2017, the Company recorded net income attributable to common and participating stockholders of approximately $21.4 million. The Company projects tax losses for the year ending December 31, 2017.  Due to this projected tax loss and the existence of NOL carry-forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the nine months ended September 30, 2017. The Company recorded no income tax expense or benefit for the year ended December 31, 2016 due to tax losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% to taxable income, in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), that apply to property and casualty insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the nine months ended September 30, 2017 or the year ended December 31, 2016 associated with the Company’s tax liability from the preceding year.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, derivate instruments, net operating losses and unrealized gains and losses on investments. As of September 30, 2017 and December 31, 2016, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On March 19, 2012, WMIH emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.37 billion which gave rise to a NOL for the year ended December 31, 2012. Under Section 382 of the Code (“Section 382”), and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry-forward at December 31, 2016 was approximately $6.0 billion. At September 30, 2017, there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2031. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks. (See Part I-Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016).

The Company accounts for uncertain tax positions in accordance with the income tax accounting guidance. The Company has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2011 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the nine months ended September 30, 2017 or for the year ended December 31, 2016.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaii-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIH entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator, the Insurance Division of the State of Hawaii. Total amounts incurred under these agreements totaled $1.0 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees. The TSA provides the Company with basic infrastructure and support services to facilitate the Company’s operations. The TSA, as amended, extends the term of the agreement through January 31, 2019, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

During the years ended December 31, 2016 and 2015, WMIH had other income of $123 thousand and $7.8 million, respectively, as a result of its receipt of net Litigation Proceeds related to the D&O Litigation.  As of September 30, 2017, $1.5 million remained in the RSA Reserve.  Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future. During the nine months ended September 30, 2017, WMIH has recorded income from Litigation Proceeds of $123 thousand.  As of September 30, 2017, WMIH has not received any Litigation Proceeds, other than as described above.

In preparation for the offering of the Series B Preferred Stock, WMIH engaged KKR Capital Markets LLC (“KCM”), an affiliate of KKR & Co. L.P., to act as a joint book-running manager for the Series B Preferred Stock offering.  KCM also acted as an initial purchaser of the Series B Preferred Stock.   During the year ended December 31, 2015, as a result of satisfying a post-closing covenant to reincorporate in the State of Delaware within 180 days following the closing of the Series B Preferred Stock offering, we paid $8.25 million to KCM.  Upon consummation of a “Qualified Acquisition” (as such term is defined in Article VI of the Certificate of Incorporation), we will pay KCM an additional fee (the “KCM Deferred Fee”) of $8.25 million.  We have recorded the KCM Deferred Fee in “other liabilities” on our condensed consolidated balance sheet and this amount was included in “accrued fees relating to Series B Preferred Stock issuance” on our condensed consolidated statements of cash flows.

Note 7: Notes Payable

On the Effective Date, WMIH issued $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIH and Wilmington Trust, National Association, as Trustee. Additionally, WMIH issued $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIH and Law Debenture Trust Company of New York, as Trustee. On January 5, 2017, The Law Debenture Trust Company of New York notified WMIH that it had completed the transfer of substantially all of its corporate trust business to Delaware Trust Company, and that Delaware Trust Company had become the successor trustee under the Second Lien Indenture. The Runoff Notes were scheduled to mature on March 19, 2030 and pay interest quarterly.

The Runoff Notes were secured by, and had a specified priority in right of payment in, a securities or deposit account into which WMIH was required to deposit distributions it received of Runoff Proceeds (as defined in the Indentures) (the “Collateral Account”). WMIH agreed to cause WMMRC, while the Runoff Notes were outstanding, to deposit all distributions, dividends or other receipts in respect of Runoff Proceeds Distributions (as defined in the Indentures) on the date paid to WMIH in the Collateral Account established in accordance with the terms of the Indentures. On any interest payment date, payments were made from the Collateral Account and from any other Runoff Proceeds Distributions in the priority set forth in the Indentures. In connection with certain interest payments due and payable in respect of the First and Second Lien Notes, WMIH elected, consistent with the terms of the Indentures, to issue payment-in-kind notes in lieu of making such interest payments in cash when no cash was available.

As of April 15, 2015, the First Lien Notes were fully redeemed by the Company, and on April 27, 2015, the First Lien Indenture was satisfied and discharged.

Second Lien Note principal outstanding totaled zero and approximately $18.8 million as of September 30, 2017 and December 31, 2016, respectively. Approximately $18.8 million of Second Lien Note principal was paid during the nine months ended September 30, 2017, and $2.9 million of Second Lien Note principal was paid during the year ended December 31, 2016. Interest on Second Lien Notes paid in cash totaled approximately $2.0 million during each of the nine months ended September 30, 2017 and 2016. As of September 29, 2017, the Second Lien Notes were fully redeemed by the Company, and on October 2, 2017, the Second Lien Indenture was satisfied and discharged. As a result of the satisfaction and discharge of the Second Lien Indenture the Collateral Account was subsequently closed and remaining funds transferred to cash and cash equivalents to be used for general corporate purposes.  For more information see Note 14: Subsequent Events.

Note 8: Financing Arrangements

As of September 30, 2017, the Company had no debt financing arrangements in place.  As of December 31, 2016, the Company had no debt financing arrangements in place other than the Second Lien Notes which are described in Note 7: Notes Payable.

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

The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH.  The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC topic 470 - Debt a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the Warrants, has received other rights pursuant to the Investor Rights Agreement as described below.

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

On January 5, 2015, in connection with the offering and pursuant to the Purchase Agreement, WMIH entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent (the “Escrow Agent”), pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598.5 million, representing the proceeds of the offering of Series B Preferred Stock less offering fees payable on the Issue Date but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds have been, and will be, released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to (i) pay certain fees related to the offering that may become payable to the Initial Purchasers, (ii) finance WMIH’s efforts to explore and/or fund, in whole or in part, acquisitions, whether completed or not, including reasonable attorney fees and expenses related thereto, accounting expenses, due diligence and financial advisor fees and expenses, (iii) pay certain amounts that may become payable to the holders of the Series B Preferred Stock upon the occurrence of certain put events, (iv) pay certain amounts that would become payable to the holders of the Series B Preferred Stock upon a mandatory redemption of the Series B Preferred Stock, and (v) pay certain expenses related to the offering. The entire net proceeds will be released from escrow as instructed by WMIH upon consummation of a Qualified Acquisition (as defined in Article VI of the Certificate of Incorporation). If a Qualified Acquisition is not consummated by January 5, 2018, and no Acquisitions (as defined in Article VI of the Certificate of Incorporation) have been consummated such that all of the Series B Preferred Stock remains outstanding and has not been converted to WMIH’s common stock, the outstanding Series B Preferred Stock becomes redeemable. The aggregate redemption costs, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600.0 million, plus accrued and unpaid dividends, if any, whether or not declared. As of September 30, 2017 and December 31, 2016, the balance remaining in the escrow account totaled approximately $577.2 million and $572.9 million, respectively. The foregoing description of the Escrow Agreement is qualified in its entirety by the provisions of the Escrow Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.2 and incorporated by reference herein.

If the Series B Preferred Stock is redeemed or determined likely to be redeemed, the Company would be required to record a charge to earnings of approximately $97.8 million to accrete the value of the Series B Preferred Stock to the $600 million redemption value. The Company continues to pursue its business strategy of consummating an acquisition, and to explore potential financing and refinancing alternatives, and as of September 30, 2017, the Company has determined that recording for accretion to the Series B Preferred Stock’s redemption value is not required.

The Series B Preferred Stock are hybrid financial instruments that blend characteristics of both equity and debt securities.  The terms of the Series B Preferred Stock provide for either redemption of the principal and interest for cash at maturity or in the event of certain predetermined circumstances (“Forward Component”) or mandatory conversion into WMIH’s common stock (“Embedded Conversion Feature” or “ECF”).  The Series B Preferred Stock also embody contingent equity-linked share price protections on the ECF in the form of a variable conversion price based on a 20 trading day average of volume weighted-average price.  Upon any conversion of Series B Preferred Stock in accordance with its terms, the Series B Preferred Stock shall convert based on the outstanding principal and accrued interest, subject to a floor of $1.75 per share of WMIH’s common stock and a maximum of $2.25 per share.  As a result, the Company determined that the Series B Preferred Stock contain certain embedded derivative features.  Management’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion feature option as a derivative.  A derivative liability results primarily when the Company average stock price (as defined in the Certificate of Incorporation) exceeds the conversion price, including the ceiling conversion price of $2.25, as defined by the Certificate of Incorporation. A derivative asset results primarily when the Company’s average stock price is less than the conversion price, including the floor price of $1.75. The aggregate fair value of the embedded conversion feature was a liability of $66.2 million on the date of issuance of the Series B Preferred Stock.  At September 30, 2017, September 30, 2016 and December 31, 2016, the fair value of the embedded conversion feature was an asset of $111.9 million, a liability of $58.3 million and an asset of $80.7 million, respectively. Any change in the fair value of the embedded conversion feature will constitute other income or expense, as the case may be, in the applicable reporting period.  Upon conversion or redemption of the Series B Preferred Stock, any asset or liability related to the embedded conversion feature would be eliminated. During the year ended December 31, 2016, the fair value of the embedded conversion feature changed by $201.5 million and this change is included as other income in the condensed consolidated statement of operations for the year ended December 31, 2016. During the three and nine months ended September 30, 2017, the fair value of the derivative asset increased by $38.6 million and $31.2 million, respectively.   During the three and nine months ended September 30, 2016, the fair value of the derivative liability increased by $16.2 million and decreased by $62.6 million, respectively.  The change in fair value is included as other income or expense, as the case may be, in the condensed consolidated statement of operations for the respective periods.

On June 1, 2017 and on June 1, 2016, WMIH issued restricted stock grants to members of the Board totaling $0.4 million and $0.5 million, respectively, of aggregate fair value.  The restricted shares noted above vest over a three-year period.

On May 15, 2015, WMIH issued restricted stock grants to our Chief Executive Officer, William C. Gallagher, and our Chief Operating Officer, Thomas L. Fairfield, in conjunction with employment agreements totaling $9.8 million of aggregate fair value (the “Exec Grants”) based on the $2.76 trading price of WMIH shares at the close of business on the date issued.  WMIH may be required to issue additional shares if the conversion price applicable to the Series B Preferred Stock is less than $2.25 per share. The Exec Grants will vest in full and will be recognized as compensation expense upon the consummation of a Qualified Acquisition, subject to the executives continued employment with the Company until such time. The foregoing description of the restricted stock agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Gallagher Restricted Stock Agreement and the Fairfield Restricted Stock Agreement (the “Executive Agreements”), which were filed as Exhibit 10.3 and Exhibit 10.5, respectively, of Form 8-K12G3 filed on May 13, 2015 and incorporated herein by reference.  The fair market value of the Exec Grants as of September 30, 2017 approximates $4.3 million as a result of the terms of the Executive Agreements which would result in additional share issuances if the value is below $2.25 per share limited to a maximum of shares based on a minimum conversion price of $1.75 per share.  The stock price was $0.95 per share at the close of the market on September 30, 2017 and if the Exec Grants had vested then the minimum conversion price of $1.75 per share would have been utilized, therefore, a total of 1,015,874 additional shares (the “Exec Additional Shares”) would have been required to be issued, 507,937 additional shares each to both Mr. Gallagher and Mr. Fairfield.

The unamortized value related to the unvested restricted share grants totals $5.0 million and $7.7 million at September 30, 2017 and December 31, 2016, respectively.

The unamortized value of $5.0 million at September 30, 2017, if all are ultimately vested, would be amortized according to the following schedule.  The fair value of the Exec Grants will vest and be recognized on the date of the consummation of a Qualified Acquisition.  Additionally, any Exec Additional Shares required to be issued, would be issued and immediately vest on the date of the consummation of a Qualified Acquisition.

Amortization Schedule (in thousands)	September 30, 2017 unamortized dollar value
4th quarter 2017	$103
1st quarter 2018	98
2nd quarter 2018	71
3rd quarter 2018	71
4th quarter 2018	71
1st quarter 2019	66
2nd quarter 2019	36
3rd quarter 2019	36
4th quarter 2019	36
1st quarter 2020	31
Unamortized fair-value - subject to vesting schedule	619
Unamortized fair-value - event dependent	4,343
Total unamortized dollar value	4,962

Equity-based compensation totaled $0.4 million and $0.5 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The restricted stock awards were issued at the fair market value determined to be the trading price at the close of business on the respective date the awards were granted.

A summary of WMIH’s restricted stock award activity for the nine months ended September 30, 2017 and year ended December 31, 2016 is presented below:

	Number of restricted stock awards outstanding	Weighted-average grant date fair value	Aggregate fair value (in thousands)
Outstanding—January 1, 2016	6,168,035	2.1230	13,095
Restricted stock awards granted during 2016	212,765	2.3500	500
Restricted stock awards released or forfeited during 2016	—	—	—
Outstanding—December 31, 2016	6,380,800	$2.1306	$13,595
Restricted stock awards granted during 2017	333,332	1.2000	400
Restricted stock awards released or forfeited during 2017	—	—	—
Outstanding—September 30, 2017	6,714,132	$2.0844	$13,995

WMIH has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 4,053,640 on September 30, 2017 and 4,039,591 on December 31, 2016. The Exec Grants vest upon future events, and are not time specific, and for this reason we have used 1st quarter 2018 as the vesting date in the following table as this date corresponds with the Series B Preferred Stock potential redemption date.  The shares subject to repurchase at September 30, 2017 will vest, assuming circumstances remain unchanged, according to the following schedule:

Vesting schedule of shares subject to repurchase	September 30, 2017 unvested shares
4th quarter 2017	—
1st quarter 2018	3,774,684
2nd quarter 2018	—
3rd quarter 2018	—
4th quarter 2018	—
1st quarter 2019	167,848
2nd quarter 2019	—
3rd quarter 2019	—
4th quarter 2019	—
1st quarter 2020	111,108
Total unvested shares	4,053,640

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

A summary of WMIH’s restricted shares issued and subject to repurchase as of September 30, 2017 and December 31, 2016 is presented below:

Vesting schedule of shares subject to repurchase	Unvested shares
Shares subject to repurchase—January 1, 2016	4,197,396
Shares issued subject to vesting during 2016	212,765
Unvested shares repurchased during 2016	—
Shares vested during 2016	(370,570)
Shares subject to repurchase—December 31, 2016	4,039,591
Shares issued subject to vesting during 2017	333,332
Unvested shares repurchased during 2017	—
Shares vested during 2017	(319,283)
Shares subject to repurchase—September 30, 2017	4,053,640

On June 1, 2017 and June 1, 2016, WMIH issued 333,332 and 212,765 restricted stock grants, respectively, to members of the Board totaling $0.4 million and $0.5 million, respectively, of aggregate fair value.  The share price was determined based on the closing sales price of $1.20 and $2.35 on the respective dates of the awards.

As of September 30, 2017 and December 31, 2016, 206,714,132 and 206,380,800, respectively, of WMIH’s common stock were issued and outstanding. As of September 30, 2017 and December 31, 2016, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. As of September 30, 2017 and December 31, 2016, 600,000 shares of the Series B Preferred Stock were issued and outstanding. As of September 30, 2017 and December 31, 2016, 61,400,000 warrants to purchase WMIH’s common stock were issued and outstanding.

See Note 12: Net Income Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of September 30, 2017, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $17.7 million and $33.8 million as of September 30, 2017 and December 31, 2016, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by trust agreements, and the requirement that the Insurance Division of the State of Hawaii must approve dividends from WMMRC. Prior to September 29, 2017, when the Second Lien Notes were fully redeemed by the Company and October 2, 2017 when the Second Lien Indenture was satisfied and discharged, distributions from WMMRC to WMIH were further restricted by the terms of the Runoff Notes and Indentures described in Note 7: Notes Payable.  As more fully described in Note 14: Subsequent Events, a distribution from WMMRC to WMIH of up to $10.7 million was approved by the Insurance Division of the State of Hawaii on September 13, 2017.

Note 12: Net Income (Loss) Per Common Share

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

The following table presents the calculation of basic net (loss) income per share for periods presented:

(in thousands, except per share data):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Numerator for basic net income (loss) per share:
Net income (loss)	$38,411	$(16,645)	$34,876	$61,314
Less: Series B preferred stock dividends	(4,500)	(4,500)	(13,500)	(13,500)
Less: undistributed earnings attributed to participating securities (basic calculation)	(21,541)	—	(13,581)	(27,625)
Basic net income (loss) attributable to common stockholders	$12,370	$(21,145)	$7,795	$20,189
Denominator for basic net income (loss) per share:
Weighted-average shares outstanding	206,714,132	206,380,800	206,529,762	206,261,993
Weighted-average unvested restricted shares outstanding	(4,053,640)	(4,039,591)	(3,956,447)	(4,014,718)
Denominator for basic net income (loss) per share	202,660,492	202,341,209	202,573,315	202,247,275
Basic net income (loss) per share attributable to common stockholders	$0.06	$(0.10)	$0.04	$0.10

The following table presents the calculation of diluted net (loss) income per share for periods presented:

(in thousands, except per share data):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Numerator for diluted net income (loss) per share:
Net income (loss)	$38,411	$(16,645)	$34,876	$61,314
Less: Series B preferred stock dividends	(4,500)	(4,500)	(13,500)	(13,500)
Less: undistributed earnings attributed to participating securities (diluted calculation)	(21,541)	—	(13,581)	(26,241)
Diluted net income (loss) attributable to common stockholders	$12,370	$(21,145)	$7,795	$21,573
Denominator for diluted net income (loss) per share:
Weighted-average shares outstanding	206,714,132	206,380,800	206,529,762	206,261,993
Weighted-average unvested restricted shares outstanding	(4,053,640)	(4,039,591)	(3,956,447)	(4,014,718)
Effect of dilutive potential shares	10,065,629	—	10,065,629	35,327,739
Denominator for diluted net income (loss) per share	212,726,121	202,341,209	212,638,944	237,575,014
Diluted net income (loss) per share attributable to common stockholders	$0.06	$(0.10)	$0.04	$0.09

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

Note 13: Fair Value Measurement

We use a fair-value approach to value certain assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We use a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Determining which category an asset or liability falls within the fair value accounting guidance hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of September 30, 2017:

	(in thousands)
Assets	Level 1	Level 2	Level 3	September 30, 2017
Derivative embedded conversion feature	$—	$—	$111,877	$111,877

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of December 31, 2016:

	(in thousands)
Assets	Level 1	Level 2	Level 3	December 31, 2016
Derivative embedded conversion feature	$—	$—	$80,651	$80,651

The following table shows the change in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2016 and the nine months ended September 30, 2017:

Derivative asset (liability) embedded conversion feature (in thousands)
Balance, January 1, 2016	$(120,848)
Unrealized gain on change in fair value	201,499
Balance, December 31, 2016	80,651
Unrealized gain on change in fair value	31,226
Balance, September 30, 2017	$111,877

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

As of September 30, 2017 the following variable assumptions were included in the binomial option model: expected stock price volatility over the term of the convertible preferred securities was estimated at 60%, as compared to 40% as of December 31, 2016; the risk-free interest rate was estimated at 1.1% as compared to 0.6% as of December 31, 2016; the probability of the Company consummating a Qualified Acquisition was estimated at 50% as compared with 90% as of December 31, 2016; and the anticipated timing of the Company consummating a Qualified Acquisition was estimated at 6 months from both September 30, 2017 and December 31, 2016.

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

Our reported net income attributable to common and participating stockholders (“Year to Date Net Income” or “Year to Date Net Loss”) was approximately $21.4 million for the nine months ended September 30, 2017. The change to our net income attributable to common and participating stockholders resulting from the calculation of the fair value of the embedded conversion feature is analyzed at the end of each reporting period to assess the impact of a 10% change to the various inputs and the result of each change to Year to Date Net Income is highlighted in the following scenarios. If the closing stock price of our common stock had been 10% lower, our Year to Date Net Income would have been approximately $17.7 million higher ($39.1 million). If the closing stock price of our common stock had been 10% higher, our Year to Date Net Income would have been approximately $17.6 million less ($3.8 million). If our volatility assumption on September 30, 2017 had been 10% lower, our Year to Date Net Income would have been approximately $3.0 million higher ($24.4 million). If our volatility assumption had been 10% higher, our Year to Date Net Income would have been approximately $3.3 million less ($18.1 million). If our probability of a transaction occurring assumption on September 30, 2017 had been 10% lower, our Year to Date Net Income would have been approximately $22.4 million less resulting in Year to Date Net Loss of $1.0 million. If our probability of a transaction occurring assumption had been 10% higher, our Year to Date Net Income would have been approximately $22.4 million higher ($43.8 million).

Note 14: Subsequent Events

On October 23, 2017, the reinsurance agreement with Radian was commuted and the related trust assets were released to WMMRC.  On September 13, 2017, the Insurance Division of the State of Hawaii approved this commutation.

On September 13, 2017, the Insurance Division of the State of Hawaii approved a transfer of up to $10.7 million from funds which were held in trust at WMMRC as of September 30, 2017.  As of the date of the filing of this Form 10-Q, these funds have not been transferred to WMIH; however, they are no longer held in trust and are available for general corporate purposes.

On October 2, 2017, the Second Lien Indenture was satisfied and discharged. As a result of the satisfaction and discharge of the Second Lien Indenture the Collateral Account was subsequently closed and remaining funds transferred to cash and cash equivalents to be used for general corporate purposes. For more information see Note 7: Notes Payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes, included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2017 and 2016 and financial condition as of September 30, 2017 and December 31, 2016 (dollars in thousands, except share and per share data and as otherwise indicated).

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

WMIH, formerly known as WMIHC and Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC”) and WMI Investment Corp. (“WMIIC”), which has no assets or liabilities.  Since emergence from bankruptcy on March 19, 2012 (the “Effective Date”), we have had limited operations other than WMMRC’s legacy reinsurance business, which is being operated in runoff mode. We continue to operate WMMRC’s business in runoff mode and our primary strategic objective is to consummate one or more acquisitions of an operating business, either through a merger, purchase, business combination or other form of acquisition, and grow our business.

We continue to seek, identify and evaluate acquisition opportunities of varying sizes across an array of industries for the purpose of facilitating an acquisition by WMIH of one or more operating businesses. Our management team meets regularly with our Board of Directors (the “Board” or “Board of Directors”), the Finance Committee of the Board (the “Finance Committee”) and the Corporate Strategy and Development Committee of the Board (the “CS&D Committee”), as the case may be, to discuss and evaluate potential acquisition targets. During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Finance Committee, the CS&D Committee and the Board of Directors met formally and informally numerous times to assess various opportunities. We have focused primarily on acquisition targets in the financial services industry, including targets with consumer finance, commercial finance, specialty finance, leasing and insurance operations. We also may review potential targets in other industries, such as information technology, industrials, business services, healthcare and other sectors.

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

WMIH continues to evaluate acquisition opportunities and work with our strategic partner, an affiliate of KKR & CO. L.P. (together with its affiliates, “KKR”), to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities. As of September 30, 2017, and through the date of the filing of this Form 10-Q, we had not entered into definitive documentation relating to an acquisition or consummated an acquisition. If we have not entered into definitive documentation relating to an Acquisition (as defined below), or consummated a Qualified Acquisition (as defined below), on or prior to January 5, 2018, we will be required to redeem all of the outstanding Series B Preferred Stock on January 5, 2018 (the “Series B Redemption Date”). A “Qualified Acquisition” means an Acquisition (as defined below) that, taken together, with prior Acquisitions (if any), collectively utilizes aggregate net proceeds of the Series B Preferred Stock Financing of $450 million. “Acquisition” means any acquisition by the Company (or any of its direct or indirect wholly-owned subsidiaries), in a single transaction or a series of transactions, whether by purchase, merger or otherwise, of all or substantially all of the assets of, or equity interests in, or a business line, unit or division of, any person.

Assuming all 600,000 shares are outstanding on the Series B Redemption Date, the aggregate redemption cost will be $600.0 million, plus accrued and unpaid dividends, if any, whether or not declared. If, prior to the Series B Redemption Date, we publicly announce that we have entered into a definitive agreement for an Acquisition, the Series B Redemption Date will be extended to the earlier to occur of (i) July 5, 2018, and (ii) the day immediately following (x) the date such definitive agreement is terminated or (y) the date such Acquisition is closed. The consummation of an Acquisition would result in the mandatory conversion of some or all of the Series B Preferred Stock into common stock in accordance with provisions set forth in Article VI of the Certificate of Incorporation.

While we remain focused on identifying an Acquisition and executing definitive documentation relating to or consummating an Acquisition on or prior to the Series B Redemption Date we can provide no assurance that we will be able to do so and, if so, on what terms. In the event we are required to redeem the Series B Preferred Stock, our available cash, absent a new financing, will be substantially depleted and our ability to (i) utilize our net operating loss (“NOL”) carry-forward, (ii) access significant alternative uses of capital and (iii) to continue business operations would likely be significantly and adversely impaired.

As previously disclosed, the Finance Committee is authorized, among other things, (i) to review the long-term financial structure, objectives and policies of the Company, and to make recommendations to the Board regarding such structure, objectives and policies, if appropriate, (ii) to evaluate the financing requirements of the Company and management’s proposed financing and refinancing plans and to recommend to the Board those actions, authorizations, filings and applications necessary and appropriate to enable management to execute such plans and (iii) to consider and make recommendations to the Board regarding the terms, timing, amount and other material factors (e.g., potential dilution of existing shareholders and the impact of any financing or restructuring on the Company’s tax attributes under Section 382 of the Code), related to the possible restructuring or amendment of the Company’s outstanding equity securities, issuance of new equity securities in one or more private or public transactions, redemption of outstanding securities, or other transactions related to the Company’s outstanding securities, capital structure or fundraising to meet the Company’s future liquidity and capital resources needs, in each case as the Finance Committee deems appropriate.

In connection with the foregoing, and as has previously been disclosed, the Finance Committee has retained financial advisors to help the Company assess its overall capital structure and liquidity requirements and to develop potential financing alternatives. As part of these efforts, as of the date of this report, the Finance Committee and its advisers are engaged in discussions relating to, among other things, a possible restructuring or amendment of the Series B Preferred Stock. We can provide no assurance we will be able to restructure, amend or refinance the Series B Preferred Stock and, if so, on what terms.

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

WMMRC previously commuted three reinsurance agreements, one each, in 2009, 2012 and 2014, respectively, and the related trust assets were distributed in accordance with the commutation agreements.  On October 23, 2017, the reinsurance agreement with Radian was commuted and the related trust assets were released to WMMRC.  On September 13, 2017, the Insurance Division of the State of Hawaii approved this commutation and a distribution of up to $10.7 million to WMIH. As of the date of the filing of this Form 10-Q, this distribution has not yet been completed.   For more information see Note 14: Subsequent Events to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We also may seek opportunities to extract excess capital through commutation of one or more of WMMRC’s remaining reinsurance agreements or otherwise, with a view toward accelerating the distribution of trust assets in excess of the amounts needed to pay claims.

Beginning in 2006, the U.S. housing market and related credit markets experienced a multi-year downturn. During that period, housing prices declined materially, credit guidelines tightened, delays in mortgage servicing and foreclosure activities occurred, and deterioration in the credit performance of mortgage loans occurred. In addition, the macro-economic environment during that period demonstrated limited economic growth, stubbornly high unemployment, and limited median wage gains. Beginning in 2012, home prices began to rise again.  The current outlook for the housing market is optimistic with low interest rates, steady employment growth, increased household formation rates and less restrictive credit conditions. Nevertheless, WMMRC’s operating environment remains somewhat uncertain as much of its results over the next two years will be directly affected by the inventory of pending defaulted mortgages at its ceding companies arising primarily from mortgages originated in calendar years 2007 and 2008. However, its financial exposure to that environment has been materially reduced as the remaining net aggregate risk exposure has decreased due to the runoff nature of its operations.

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

Overview of Revenues and Expenses

Because WMIH has no current significant operations of its own, its cash flow is derived almost entirely from earnings on its investment portfolio, and payments it receives from, and dividends paid by, WMMRC. All dividends received by WMIH from

WMMRC that constituted Runoff Proceeds, historically, were required to be distributed to holders of WMIH’s Second Lien Notes in accordance with the terms of the Second Lien Indenture as described below in this Item 2 under “Notes Payable.”  As of September 29, 2017, the Second Lien Notes were fully redeemed by the Company and the Second Lien Indenture was satisfied and discharged, therefore future distributions from WMMRC to WMIH will be available for general corporate purposes.

WMMRC’s revenues consist primarily of the following:

•	net premiums earned on reinsurance contracts;
•	positive changes to (and corresponding releases from) loss reserves; and
•	net investment income and net gains (losses) on WMMRC’s investment portfolio.

WMMRC’s expenses consist primarily of the following:

•	underwriting expenses; and
•	general and administrative expenses.

Results of Operations for the three and nine months ended September 30, 2017 and September 30, 2016

For the three and nine months ended September 30, 2017, we reported a net operating loss of $0.3 million and net operating income of $3.5 million, respectively.  This compares to net operating losses of $0.4 million and $1.3 million for the three and nine months ended September 30, 2016, respectively. The components that gave rise to a net operating loss for the three months and net operating income for the nine months ended September 30, 2017 and net operating losses for the three and nine months ended September 30, 2016 are summarized in the tables below under the Net Income (Loss) section.  The most significant variances between the comparative three month periods ended September 30, 2017 and September 30, 2016 include (i) increased revenue of approximately $1.0 million, (ii) an increase in general and administrative expense of $0.8 million, (iii) a minimal change in interest expense of $0.1 million, (iv) a net decrease in underwriting expense of $0.2 million and (v) a reduction of the loss contract reserve of $0.2 million during the three months ended September 30, 2017 versus a reduction of $0.5 million during the same period in 2016. The loss contract reserve decrease, during the three and nine months ended September 30, 2017, is attributed primarily to changes in the expected timing of assets being released from trust accounts held at WMMRC which are discounted to present value. When assets are expected to be released from trust earlier than anticipated, a smaller present value discount is applied to the loss contract reserve, thus reducing the reserve.  For more information see Note 14: Subsequent Events to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The most significant variances between the comparative nine month periods ended September 30, 2017 and September 30, 2016 include (i) an increase in revenue of approximately $1.7 million, (ii) an increase in general and administrative expense of $1.0 million (iii) a reduction in interest expense of $0.2 million, (iv) a net decrease in underwriting expense of $0.6 million and (v) a reduction of the loss contract reserve of $5.6 million during the nine months ended September 30, 2017 versus a reduction of $2.3 million during the same period in 2016.

For the three months ended September 30, 2017, we reported net income attributable to common and participating stockholders of $33.9 million compared to a net loss attributable to common and participating stockholders of $21.1 million for the three months ended September 30, 2016. This $55.0 million reduction in net loss attributable to common and participating stockholders, when comparing the three months ended September 30, 2017 to the three months ended September 30, 2016, is primarily the result of the change in fair value of an embedded derivative.  This embedded derivative was recorded as a result of the variable conversion feature in our Series B Preferred Stock and the change in fair value is reflected on our condensed consolidated statements of operations as the other income or expense item, “change in fair value of derivative - embedded conversion feature” which resulted in $38.6 million of other income for the three months ended September 30, 2017, compared to other expense of $16.2 million for the three months ended September 30, 2016. This item is solely attributable to a change in fair value of the derivative–embedded conversion feature and is a non-cash item. Fluctuations in the price of WMIH’s common stock directly impact the fair value of the derivative instrument. The fair value of this derivative instrument is analyzed each period and should not be relied upon to produce changes of this magnitude on an on-going basis as it could also result in a non-cash expense or benefit in future periods.  The fair value of the embedded conversion feature will become equity upon conversion of the Series B Preferred Stock, or be reduced to zero upon redemption of the Series B Preferred Stock, as the case may be. For additional details on the derivative–embedded conversion feature, see Note 9: Capital Stock and Derivative Instruments and Note 13: Fair Value Measurement to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition to this change, several other items had a favorable impact on earnings for the three months ended September 30, 2017, including net revenues and decreased interest expense. Our revenues increased primarily due to improved earnings on our investment portfolio including the restricted cash equivalents. Interest expense decreased as a result of the reduction in our Runoff Note balances discussed further below.  The loss contract reserve decreased by $0.2 million in the three months ended September 30, 2017, as compared to $0.5 million in the three months ended September 30, 2016, resulting in a positive improvement to operating income.  Underwriting expenses were lower on a comparative basis, primarily due to smaller increases in premium deficiency reserves in the three months ended September 30, 2017 as compared to increases in premium deficiency reserves during the three months ended September 30, 2016 as further described below in this Item 2 of Part I, under “Losses or Benefits Incurred and Losses and Loss Adjustment Expenses.”

For the nine months ended September 30, 2017, we reported net income attributable to common and participating stockholders of $21.4 million compared to net income attributable to common and participating stockholders of $47.8 million for the nine months ended September 30, 2016. This $26.4 million decline in net income attributable to common and participating stockholders, when comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016, is primarily the result of the change in fair value of an embedded derivative. This embedded derivative was recorded as a result of the variable conversion feature in our Series B Preferred Stock and the change in fair value is reflected on our condensed consolidated statements of operations as the other income or expense item “change in fair value of derivative embedded conversion feature” which resulted in $31.2 million of other income for the nine months ended September 30, 2017, compared to other income of $62.6 million for the nine months ended September 30, 2016. This item is solely attributable to a change in fair value of the derivative embedded conversion feature, which is further described above. In addition to this change, the other large variance was the positive impact from the loss contract reserve decreasing by $5.6 million for the nine months ended September 30, 2017, as compared to $2.3 million in the same period in 2016.

The total revenue for the three and nine months ended September 30, 2017 was $2.3 million and $5.9 million, respectively, compared to revenue of $1.3 million and $4.2 million, respectively, for the three and nine months ended September 30, 2016. The increase in revenue is attributable to improved earnings on our investment portfolio including the restricted cash equivalents, however, WMMRC continues to experience decreasing premium revenue due to operating in runoff mode. In addition, because WMMRC is operating in runoff mode, we expect premiums-earned revenue to continue to decrease, as no new business is being undertaken.

Underwriting expenses (defined as losses and loss adjustment expenses and ceding commission expenses) decreased by $0.2 million to a $0.1 million expense for the three months ended September 30, 2017 compared to an expense of $0.3 million for the three months ended September 30, 2016. Underwriting expenses decreased by $0.6 million to a $0.3 million expense for the nine months ended September 30, 2017 compared to an expense of $0.9 million for the nine months ended September 30, 2016. This decrease was primarily the result of the $0.5 million and $1.0 million additional premium deficiency reserves which were recorded during the three and nine months ended September 30, 2016, respectively, compared to a minimal change and a $0.2 million increase in the premium deficiency reserve during the three and nine months ended September 30, 2017, respectively.  These changes in expense are related to the operation of WMMRC in runoff mode and the corresponding decrease in revenues and the change in premium deficiency reserves as further described below in this Item 2 of Part I under “Losses or Benefits Incurred and Losses and Loss Adjustment Expenses.” As more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves based on ceded case reserves and incurred but not recorded (“IBNR”) loss levels established and reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its estimate of aggregate liability for unpaid losses and loss adjustment expenses as of September 30, 2017 represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of September 30, 2017, the loss contract reserve was analyzed and determined to have a value of zero compared to $5.6 million at December 31, 2016.  The value of the loss contract reserve decreased by $0.2 million and $5.6 million, respectively, during the three and nine months ended September 30, 2017 and decreased by $0.5 million and $2.3 million during the three and nine months ended September 30, 2016, respectively.  Consequently, there was a related reduction of expenses due to the change in value of the loss contract reserve for the three and nine months ended September 30, 2017.  The loss contract reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization. The loss contract reserve decrease during the three and nine months ended September 30, 2017 is attributed primarily to changes in the expected timing of assets being released from trust accounts held at WMMRC.  For more information see Note 14: Subsequent Events to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the three and nine months ended September 30, 2017, our investment portfolio reported net investment income of $1.9 million and $4.8 million, respectively, as compared to net investment income of $0.5 million and $1.7 million, respectively, for the three and nine months ended September 30, 2016. The increase in investment income is primarily the result of higher short term interest rates during 2017 compared to 2016. The components of the investment income are more fully described below in this Item 2 of Part I, under “Net Investment Income.”

General and Administrative Expenses

For the three and nine months ended September 30, 2017 our general and administrative expenses totaled $2.1 million and $5.9 million, respectively, compared to $1.4 million and $4.9 million for the three and nine months ended September 30, 2016. General and administrative expenses primarily increased due to expenses related to assistance with transaction sourcing and debt and equity restructuring activities.

Interest Expense

For the three and nine months ended September 30, 2017, we incurred $0.6 million and $1.8 million, respectively, of interest expense on the Second Lien Notes, which is further described below in this Item 2 of Part I, under “Notes Payable.” This compares to $0.6 million and $2.0 million of interest expense, all of which related to the Second Lien Notes, which was incurred during the three and nine months ended September 30, 2016, respectively.  The interest related to Second Lien Notes decreased primarily due to the reduction of Second Lien Note principal balances by $18.8 million during the nine months ended September 30, 2017 and by $2.9 million during the year ended December 31, 2016.  Because sufficient Runoff Proceeds have not always been available to pay accrued interest on the Runoff Notes, a portion of our obligation to pay interest on the Runoff Notes has been satisfied using the “pay-in-kind” or “PIK” feature available under the Indentures. The accrued interest is converted to PIK Notes at the next payment date if there is not sufficient cash available to satisfy the required interest payment. For the nine months ended September 30, 2017 and 2016, no PIK Notes were issued in satisfaction of our obligation to pay interest on the Second Lien Notes.  For the nine months ended September 30, 2017 and September 30, 2016, respectively, $2.0 million and $2.0 million, of interest was paid in cash.

Unrealized Gain (Loss) on Change in Fair Value of Derivative

The fair value of the derivative embedded conversion feature is revalued each reportable balance sheet date with the decrease or increase in fair value being reported in the consolidated statements of operations as unrealized gain or (loss) on change in fair value of derivative embedded conversion feature, respectively. The primary factors affecting the fair value of the embedded conversion feature are the probability of occurrence and timing of a Qualified Acquisition, our stock price and our stock price volatility. During the three and nine months ended September 30, 2017, the fair value of the asset increased by $38.6 million and $31.2 million, respectively, and unrealized income was recorded.  During the three and nine months ended September 30, 2016, the fair value of the liability increased by $16.2 million and decreased by $62.6 million, respectively, resulting in the recognition of a respective unrealized loss and gain.

Net Income (Loss)

The net operating (loss) income for the three and nine months ended September 30, 2017 totaled an operating loss of $0.3 million and operating income of $3.5 million, respectively, compared to net operating losses of $0.4 million and $1.3 million, respectively, for the three and nine months ended September 30, 2016.

For the three and nine months ended September 30, 2017, we reported net income attributable to common and participating stockholders of $33.9 million and $21.4 million, respectively.  This result compares to net loss attributable to common and participating stockholders of $21.1 million and net income attributable to common and participating stockholders $47.8 million, for the three and nine months ended September 30, 2016, respectively.

The primary factors impacting the change in net operating (loss) income and the change in net income (loss) attributable to common and participating stockholders for the three and nine months ended September 30, 2017 compared to the results for the three and nine months ended September 30, 2016, are summarized in the tables below.

Three months ended September 30, 2017 versus three months ended September 30, 2016 summary of change in net operating (loss) income and net income (loss) attributable to common and participating stockholders (in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Percentage change favorable (unfavorable)	Dollar value change favorable (unfavorable)
Net revenues	$2,287	$1,284	78%	$1,003
Underwriting expense (net)	92	258	64%	166
General and administrative expenses	2,117	1,357	(56%)	(760)
Loss contract reserve reduction	(210)	(565)	(63%)	(355)
Interest expense	579	636	9%	57
Net operating (loss)	(291)	(402)	28%	111
Other income	123	—	N/A	123
Unrealized gain (loss) on change in value of derivative embedded conversion feature	38,579	(16,243)	338%	54,822
Redeemable convertible series B preferred stock dividends	(4,500)	(4,500)	0%	—
Net income (loss) attributable to common and participating stockholders	$33,911	$(21,145)	260%	$55,056

Nine months ended September 30, 2017 versus nine months ended September 30, 2016 summary of change in net operating (loss) and net income attributable to common and participating stockholders (in thousands):

	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Percentage change favorable (unfavorable)	Dollar value change favorable (unfavorable)
Net revenues	$5,929	$4,173	42%	$1,756
Underwriting expenses (net)	344	936	63%	592
General and administrative expenses	5,915	4,878	(21%)	(1,037)
Loss contract reserve reduction	(5,645)	(2,362)	139%	3,283
Interest expense	1,788	1,994	10%	206
Net operating income (loss)	3,527	(1,273)	377%	4,800
Other income	123	—	N/A	123
Unrealized gain on change in fair value of derivative liability - embedded conversion feature	31,226	62,587	(50%)	(31,361)
Redeemable convertible series B preferred stock dividends	(13,500)	(13,500)	0%	—
Net income attributable to common and participating stockholders	$21,376	$47,814	(55%)	$(26,438)

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

Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Premiums assumed	$342	$739	$866	$1,963
Change in unearned premiums	2	47	237	463
Premiums earned	$344	$786	$1,103	$2,426

For the three and nine months ended September 30, 2017, premiums earned totaled $0.3 million and $1.1 million, respectively, a decrease of $0.5 million and $1.3 million, respectively, when compared to premiums earned of $0.8 million and $2.4 million, respectively, for the three and nine months ended September 30, 2016. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR losses, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the three and nine months ended September 30, 2017 and September 30, 2016, respectively, are provided in the following table:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Losses and loss adjustment expense	$48	$183	$207	$702

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

For the three and nine months ended September 30, 2017, the loss ratios were 14% and 19%, respectively, compared to loss ratios of 23% and 29%, respectively, for the three and nine months ended September 30, 2016. The loss or benefit ratio is calculated by dividing incurred benefit or losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. Loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Beginning in 2013, a majority of WMMRC’s reinsurance arrangements for the 2006 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Case-basis reserves	$174	$553
IBNR reserves	1	—
Premium deficiency reserves	530	258
Total losses and loss adjustment reserves	$705	$811

Losses and loss adjustment reserve activity are as follows for the periods ended September 30, 2017 and December 31, 2016, respectively:

	Nine months ended September 30, 2017	Year ended December 31, 2016
Balance at beginning of period	$811	$5,063
Incurred (released) - prior periods	207	(669)
Paid or terminated - prior periods	(313)	(3,583)
Total losses and loss adjustment reserves	$705	$811

Net Investment Income

The increase in investment income during the three and nine months ended September 30, 2017 compared to the same periods in 2016 is primarily the result of higher short term interest rates during 2017 as compared to 2016. A summary of our net investment income for the periods ended September 30, 2017 and 2016, respectively, is as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(32)	$(74)	$(108)	$(247)
Investment income on fixed-maturity securities	72	233	403	792
Interest income on cash and cash equivalents	1,895	405	4,527	1,100
Realized net (loss) gain from sale of investments	(36)	18	(63)	19
Unrealized gain (loss) on trading securities held at period end	44	(84)	67	83
Net investment income	$1,943	$498	$4,826	$1,747

Federal Income Taxes

The Company has no current tax expense or liability due as a result of its tax loss position for periods ended September 30, 2017, September 30, 2016 and December 31, 2016. More detailed information regarding the Company’s tax position including NOL carry-forwards is provided in Note 6: Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2016 and in Note 5: Income Taxes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to mortgage insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the periods ended September 30, 2017 and December 31, 2016 associated with the Company’s tax liability from the current or preceding periods.

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

We believe WMIH experienced an ownership change under Section 382 of the Code in connection with its bankruptcy plan becoming effective. Prior to emergence from bankruptcy, WMI abandoned the stock of Washington Mutual Bank, thereby generating a worthless stock deduction of approximately $8.37 billion, which gave rise to a NOL carry-forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry-forward at December 31, 2016 was approximately $6.0 billion and at September 30, 2017 we believe that there was no limit under Section 382 of the Code on the use of these NOLs. As of September 30, 2017 and December 31, 2016, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On November 2, 2017, the Ways and Means Committee of the U.S. House of Representatives introduced a bill containing various amendments to the Internal Revenue Code, including, among other things changes to corporate income tax rates and certain provisions governing NOLs. There can be no assurance that the bill will be approved in its current form or at all and the final form of any tax legislation that is enacted could contain provisions that adversely affect the utility or potential value of the Company’s NOLs.

Investments

General

We hold investments at both WMIH and WMMRC and the two portfolios consist entirely of fixed income instruments, excluding funds in overnight money market funds, totaling $10.4 million and $76.8 million as of September 30, 2017 and December 31, 2016, respectively. The Company held $577.2 million and $572.9 million of restricted cash from the Series B Preferred Stock Financing in its escrow account at September 30, 2017 and December 31, 2016, respectively.

The value of the consolidated Company’s total cash and investments decreased during the nine months ended September 30, 2017. Cash and investments, which excludes restricted cash of $577.2 million and $573.3 million at September 30, 2017 and December 31, 2016, respectively, totaled $42.8 million and $81.5 million at September 30, 2017 and December 31, 2016, respectively. The primary factors that contributed to this decrease in investments were (i) the payment of a total of $13.5 million in Series B Preferred Stock cash dividends during the nine months ended September 30, 2017; and (ii) the redemption in full of the $18.8 million of Second Lien Notes which were outstanding at December 31, 2016, and the payment of related interest of approximately $2.0 million.

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

During the nine months ended September 30, 2017 and the year ended December 31, 2016, we transferred $0.9 million and $11.0 million, respectively, of corporate securities that mature within 12 months from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for additional information regarding our investment securities.

WMIH

WMIH’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income.  At September 30, 2017 and at December 31, 2016, WMIH had zero and $45.0 million, respectively, of investments in obligations of U.S. government sponsored enterprises, all of which will mature within the respective next 12 months.  WMIH also had $25.0 million and $2.1 million in cash and cash equivalents at September 30, 2017 and December 31, 2016, respectively.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of operations. At September 30, 2017, approximately 89% of WMMRC’s cash and investments were held in four trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, excluding funds in overnight money market instruments, was valued at approximately $10.4 million and $31.9 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, approximately 90% of the portfolio consisted of securities that will mature within the next 12 months and the remainder of the securities will mature between one and two years from September 30, 2017. WMMRC also had $7.3 million in cash and cash equivalents at September 30, 2017.

Liquidity and Capital Resources

General

WMIH is organized as a holding company and has limited operations of its own. With respect to its own operations, WMIH’s continuing cash needs are limited to the payment of general and administrative expenses, costs related to possible acquisitions, dividends on the Series B Preferred Stock and, prior to the redemption thereof, principal and interest payments on the Second Lien Notes described below in this Item 2 of Part I, under “Notes Payable.” As of September 29, 2017, the Second Lien Notes were fully redeemed by the Company and, as of October 2, 2017, the Second Lien Indenture was satisfied and discharged.

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

WMMRC may seek opportunities to commute one or more of its remaining reinsurance agreements, with a view toward accelerating the distribution of trust assets in excess of the amount needed to pay claims.  Any such distributions would be available for general corporate purposes.  There can be no assurance that any such commutations will be consummated, or if so, on what terms.

In regard to the Series B Preferred Stock, we are required (if and when declared by our Board and until the Series B Preferred Stock is converted, redeemed or repurchased) to pay cumulative regular dividends out of funds legally available therefor at an annual rate of 3% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock. WMIH has declared and paid $13.5 million, $13.5 million and $18.0 million of dividends on its Series B Preferred Stock during the nine months ended September 30, 2017 and 2016 and the year ended December 31, 2016, respectively, and has accrued an additional $0.7 million of dividends based on the 3% interest rate during each of the periods ended September 30, 2017 and 2016 and the year ended December 31, 2016, respectively.

The repayment of $18.8 million of Second Lien Notes and the $13.5 million in dividends on our Series B Preferred Stock were our largest uses of cash during the nine months ended September 30, 2017. The Second Lien Notes have been paid in full, however, the dividend obligation is likely to continue to be a significant financial obligation of the Company until we either consummate a Qualified Acquisition or redeem or repurchase the Series B Preferred Stock.

Unless we consummate a Qualified Acquisition, or enter into a definitive agreement to consummate an Acquisition (or the Series B Redemption Date is extended in accordance with the terms of the Series B Preferred Stock), we will be required to redeem the Series B Preferred Stock on the Series B Redemption Date. Consummation of an Acquisition would cause the conversion into common stock of shares of Series B Preferred Stock having an aggregate liquidation preference equal to the cash proceeds utilized in the Acquisition (unless the Acquisition is a Qualified Acquisition, in which case all of the Series B Preferred Stock would be converted into common stock). The redemption of the Series B Preferred Stock would substantially deplete our available cash for acquisitions and business operations; could have a material adverse effect on our financial condition; and could adversely impact our ability to continue business operations. While we continue to work diligently to identify and consummate an Acquisition, there can be no assurance that we will consummate, or enter into a definitive agreement to consummate, an Acquisition prior to the Series B Redemption Date.

In connection with the foregoing, and because we are mindful of the adverse consequences that could result upon a redemption of the Series B Preferred Stock, our Finance Committee and management have been working with financial advisors in an effort to amend and extend the terms of the Series B Preferred Stock. We can provide no assurance we will be able to restructure, amend or refinance the Series B Preferred Stock and, if so, on what terms. For additional information regarding the foregoing, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business Strategy and Operating Environment”.

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIH as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIH to satisfy its liquidity needs. Any dividend or payment by WMMRC to WMIH must be approved by the Insurance Division of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIH’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments and fees paid to WMIH by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Division of the State of Hawaii. Additionally, WMIH also has approximately $577.2 million of restricted cash held in escrow, which was received by WMIH in connection with the Series B Preferred Stock Financing. Because of the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions, dividends to WMIH to pay interest and principal obligations on the Runoff Notes (prior to the full redemption which occurred on September 29, 2017), and general and administrative expenses.

The Company monitors operating activities, forecasts liquidity needs and adjusts composition of investment securities in order to address liquidity needs. The Company currently has negative monthly cash flows primarily due to loss expenses at WMMRC, general and administrative costs and dividend payments on the Series B Preferred Stock. As a result, the Company maintains a very high quality and short duration investment portfolio in order to match its liability profile at both levels of the consolidated organization.

WMMRC has net assets totaling $17.7 million and $33.8 million as of September 30, 2017 and December 31, 2016, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by the trust arrangements referenced above, and the requirement that the Insurance Division of the State of Hawaii must approve dividends from WMMRC. Distributions from WMMRC to WMIH were, prior to full redemption on September 29, 2017, further restricted by the terms of the Runoff Notes described in Note 7: Notes Payable to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Additionally, as more fully described in Note 14: Subsequent Events to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, a distribution from WMMRC to WMIH of up to $10.7 million was approved by the Insurance Division of the State of Hawaii on September 13, 2017.

Capital Structure and Management

WMIH’s capital structure consists of stockholders’ equity, Series B Preferred Stock proceeds held in escrow which is classified as mezzanine and no term debt as of September 30, 2017.  We issued term debt of $130.0 million represented by the Runoff Notes on the Effective Date. The First Lien Notes were redeemed in their entirety on April 15, 2015 and the First Lien Indenture was satisfied and discharged on April 27, 2015.  The Second Lien Notes were redeemed in their entirety on September 29, 2017 and the Second Lien Indenture was satisfied and discharged on October 2, 2017

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. Prior to reincorporation, WMIH was authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of preferred stock, each with a par value of $0.00001 per share.  Upon reincorporation in Delaware, which is more fully described in Note 1: The Company and its Subsidiaries to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and pursuant to WMIH’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of September 30, 2017, 206,714,132 shares of WMIH’s common stock were issued and outstanding, and 1,600,000 shares of its preferred stock were issued and outstanding.

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

WMIH may, subject to market conditions, determine to incur additional indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions.

While WMIH is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Division of the State of Hawaii. As of September 30, 2017, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Division of the State of Hawaii. In addition, the Second Lien Indenture, prior to the discharge and release on September 29, 2017, imposed restrictions on WMMRC business activities. During the nine months ended September 30, 2017 and the year ended December 31, 2016, WMMRC paid $16.0 million and $5.7 million, respectively, in dividends to WMIH.

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

Notes Payable

On the Effective Date, WMIH issued $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an Indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIH and Wilmington Trust, National Association, as Trustee. In addition, WMIH issued $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an Indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIH and Law Debenture Trust Company of New York, as Trustee. On January 5, 2017, we were notified by The Law Debenture Company of New York that it had completed the transfer of substantially all of its corporate trust business to Delaware Trust Company, and that Delaware Trust Company had become the successor trustee under the Second Lien Indenture. The First Lien Notes were redeemed in their entirety on April 15, 2015, and the First Lien Indenture was satisfied and discharged on April 27, 2015. The Second Lien Notes were redeemed in their entirety on September 29, 2017, and the Second Lien Indenture was satisfied and discharged on October 2, 2017.

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

Total amounts incurred under the Investment Management Agreement and Administrative Services Agreement totaled $1.0 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively. The expense and related income eliminate on consolidation.

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees to the Company. The TSA provided the Company with office space (prior to the Company entering into its own lease) for its current employees and continues to provide basic infrastructure and support services to facilitate the Company’s operations. The TSA as amended, extends the term of the agreement through January 31, 2018, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

During the year ended December 31, 2016 and 2015, WMIH had other income of $123 thousand and $7.8 million, respectively, as a result of its receipt of its share of net Litigation Proceeds related to the D&O Litigation.  As of September 30, 2017, $1.5 million remained in the RSA Reserve.  Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future.  During the nine months ended September 30, 2017, WMIH has recorded income from Litigation Proceeds of $123 thousand.  As of September 30, 2017, WMIH had not received any Litigation Proceeds, other than as described above.

As a member of the Litigation Subcommittee of the Trust, Mr. Willingham, who serves as a WMIH Board member and Chairman of the WMIH Audit Committee, participates in overseeing the prosecution of recovery claims by the Trust.

As a result of the Company’s reorganization in bankruptcy, an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract reserve totaling $63.1 million was recorded on the Effective Date. The reserve will be evaluated at each reporting date for changes to its value. As of September 30, 2017 and December 31, 2016, the loss contract reserve was analyzed and determined to have a value of zero and $5.6 million, respectively.  The value of this reserve decreased by $5.6 million during the nine months ended September 30, 2017 and decreased by $2.3 million during the nine months ended September 30, 2016. The value of this reserve has been reduced to zero, primarily due to the extraction of cash proceeds from WMMRC occurring earlier than initially projected and the elimination of the higher cost of capital associated with the Runoff Notes which have now been paid in their entirety. For additional information see Note 2: Significant Accounting Policies in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

In conjunction with the Series B Preferred Stock Financing, the Company is contractually committed to make certain fee payments if future events occur.  These fees are recorded and presented on our condensed consolidated balance sheets as other liabilities. At September 30, 2017, the total balance of $13.8 million of other liabilities is comprised of $12.3 million of accrued fees relating to the Series B Preferred Stock Financing, an accrual for professional fees currently payable of approximately $0.8 million, $0.7 million of accrued dividends relating to the Series B Preferred Stock and several small accruals for recurring business expenses.

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

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2017, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of September 30, 2017, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes in our risk factors from those disclosed in such Annual Report.

Item 6.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of WMIH Corp.	8-K12G3	3.1	5/13/15

3.2	Amended and Restated Bylaws of WMIH Corp.	8-K12G3	3.2	5/13/15

12.1	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends				X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMIH CORP.
(Registrant)
Dated: November 9, 2017	By:	/s/ William C. Gallagher
	Name:	William C. Gallagher
	Title:	Chief Executive Officer
Dated: November 9, 2017	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer