Form 10-K
period 2017-12-31
WMIH CORP.
filed 2018-03-02
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($1.25) as reported by The Nasdaq Stock Market as of the last business day of the most recently completed second fiscal quarter (June 30, 2017) was $258.4 million.

As of February 28, 2018, 206,714,132 shares of the registrant’s common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2018 Annual Meeting of Stockholders.

WMIH CORP.

2017 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not limited to, our expectations or predictions of future financial or business performance or conditions.   All statements other than statements of historical or current fact included in this Annual Report on Form 10-K that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Certain of these risks are identified and discussed in this Annual Report on Form 10-K for the year ended December 31, 2017 under Risk Factors in Part I, Item 1A. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we are not under any obligation, and expressly disclaim any obligation, to update, alter or otherwise revise any forward-looking statement, except as required by law. Readers should carefully review the statements set forth in the reports, which we have filed or will file from time to time with the SEC.

* * * * *

As used in this Annual Report on Form 10-K, unless the context requires otherwise, (i) the terms “Company,” “we,” “us,” or “our,” refer collectively to WMIH Corp. (formerly WMI Holdings Corp. and, prior to WMI Holdings Corp., Washington Mutual, Inc.) and its subsidiaries on a consolidated basis; (ii) “WMIH” refers only to WMIH Corp., without regard to its subsidiaries; (iii) “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries; (iv) “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); and (v) “WMIIC” means WMI Investment Corp. (formerly a wholly-owned subsidiary of WMIH).

As used in this Annual Report on Form 10-K, unless the context requires otherwise, the terms “First Lien Notes,” “Second Lien Notes,” “Runoff Notes,” “Runoff Proceeds,” “First Lien Indenture,” “Second Lien Indenture,” and “Indentures” have the meanings set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Redeemed Notes” in Part II, Item 7 of this Annual Report on Form 10-K.

PART I

Item 1.Business.

WMIH Corp.

WMIH Corp. (“WMIH”) is a corporation duly organized and existing under the laws of the State of Delaware since May 11, 2015.  WMIH is the direct parent of WM Mortgage Reinsurance Company, Inc., a Hawaii corporation (“WMMRC”) and was the direct parent of WMI Investment Corp., a Delaware corporation (“WMIIC”), until the dissolution of WMIIC on January 18, 2018. Additionally, WMIH is the direct parent of Wand Merger Corporation, a Delaware corporation (“Merger Sub”). For more information on the dissolution of WMIIC, see “WMIIC” under this Item 1 and Note 15: Subsequent Events, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

Since emerging from bankruptcy on March 19, 2012 (the “Effective Date”), we have had limited operations other than WMMRC’s legacy reinsurance business, which is being operated in runoff mode. Since the Effective Date, our primary strategic objective has been to identify and consummate one or more acquisitions of an operating business, either through a merger, purchase, business combination or other form of acquisition. To that end, we have continued to seek, identify and evaluate acquisition opportunities of varying sizes across an array of industries for the purpose of facilitating an acquisition by WMIH of one or more operating businesses. During the year ended December 31, 2017 we focused primarily on acquisition targets in the financial services industry, including companies with consumer finance, commercial finance, specialty finance, leasing and insurance operations. Since 2014, in addition to management’s ongoing efforts, WMIH has worked with our strategic partner, an affiliate of KKR & CO. L.P. (together with its affiliates, “KKR”), to identify and evaluate potential acquisition opportunities.

On February 12, 2018, WMIH, Merger Sub and Nationstar Mortgage Holdings Inc., a Delaware corporation that is currently listed on the New York Stock Exchange under the ticker “NSM” (“Nationstar”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Nationstar (the “Nationstar Transaction” or the “Merger”), with Nationstar continuing as the surviving corporation and a wholly-owned subsidiary of WMIH.  Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Merger Effective Time”) and as a result of the Merger, each share of Nationstar’s common stock issued and outstanding immediately prior to the Merger Effective Time (other than shares owned, directly or indirectly, by Nationstar, WMIH or Merger Sub or by any Nationstar stockholder who properly exercises and perfects appraisal of his, her or its shares under Delaware law) will be converted into the right to receive, at the election of the holder of such share, (i) $18.00 per share in cash, without interest, or (ii) 12.7793 shares of validly issued, fully paid and nonassessable shares of WMIH common stock, par value $0.00001 per share (“WMIH Common Stock”), subject in each case to pro rata cutbacks to the extent cash or stock is oversubscribed (the “Merger Consideration”). The aggregate amount of cash to be paid as Merger Consideration in the Merger is approximately $1.2 billion.

The Merger is expected to close in the second half of 2018, subject to regulatory approvals and customary closing conditions. An entity owned by investment funds managed by an affiliate of Fortress Investment Group LLC (“Fortress”), holding approximately 68% of Nationstar’s voting shares, has contractually agreed to support the Merger and elect cash consideration for approximately 34 million shares, subject to proration. KKR, which owns shares of WMIH stock representing approximately 24% of WMIH’s voting power on an as converted basis, also has agreed to support the Merger. Upon consummating the Merger, and on a pro forma basis, WMIH shareholders will own approximately 64% of the common stock of the combined company and Nationstar shareholders will own approximately 36%.

On January 5, 2015, WMIH completed its $600.0 million offering (the “Series B Preferred Stock Financing”) of 600,000 shares of 3% Series B Convertible Preferred Stock, par value $0.00001, liquidation preference $1,000 per share (the “Original Series B Preferred Stock”), in the amount of aggregate gross proceeds equal to $600.0 million. Net proceeds of $598.5 million were deposited into an escrow account and have been, and will be, released from escrow to us from time to time in amounts needed to finance our efforts to explore and fund, in whole or in part, certain acquisitions, whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence, contractual payments such as termination fees and financial advisor fees and expenses. On December 8, 2017, we amended the Original Series B Preferred Stock (the “Series B Amendment”), which amendment became effective at 12:00 a.m., New York City time, on January 5, 2018, and effected an exchange of the previously outstanding Original Series B Preferred Stock for shares of WMIH’s 5.00% Series B Convertible Preferred Stock (the “Series B Preferred Stock”). For further information on the Series B Preferred Stock Financing and the Series B Amendment, see Note 9: Capital Stock and Derivative Instruments and Note 15: Subsequent Events, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

Upon the closing of the Nationstar Transaction all of the Series B Preferred Stock will be mandatorily converted into WMIH Common Stock at a conversion price of $1.35 per share, and holders of Series B Preferred Stock also will be entitled to a special, one-time distribution of WMIH Common Stock and accrued and unpaid dividends payable in WMIH Common Stock.

If we do not consummate a Qualified Acquisition, as defined in our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) prior to October 5, 2019 (the “Series B Redemption Date”), as such date may be extended in accordance with the provisions of our Certificate of Incorporation, the outstanding shares of Series B Preferred Stock would be required to be redeemed. The redemption of the Series B Preferred Stock would substantially deplete our available cash and our ability to (i) utilize our net operating loss (“NOL”) carry-forward, (ii) access significant alternative sources of capital and (iii) continue business operations would likely be significantly and adversely impacted.

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

WMMRC was originally organized to reinsure private mortgage insurance risk for seven primary mortgage insurers then offering private mortgage insurance on loans originated or purchased by certain former subsidiaries of WMI. The seven primary mortgage insurers are United Guaranty Residential Insurance Company, Genworth Mortgage Insurance Corporation (“GMIC”), Mortgage Guaranty Insurance Corporation, PMI Mortgage Insurance Company, Radian Guaranty Incorporated (“Radian”), Republic Mortgage Insurance Company and Triad Guaranty Insurance Company.

All of WMMRC’s reinsurance agreements are on an excess of loss basis, except for a certain reinsurance treaty with GMIC during 2007, which is reinsured on a 50% quota share basis. Pursuant to the excess of loss reinsurance agreements, WMMRC reinsures a second loss layer which ranges from 5% to 10% of the risk in force in excess of the primary mortgage insurer’s first loss percentages which range from 4% to 5%. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25% to 40%.

WMMRC previously commuted three reinsurance agreements, one each, in 2009, 2012 and 2014, respectively, and the related trust assets were distributed in accordance with the commutation agreements.  On October 23, 2017, the reinsurance agreement with Radian was commuted and the related trust assets were released to WMMRC. We also may seek opportunities to extract excess capital through commutation of one or more of WMMRC’s remaining reinsurance agreements or otherwise, with a view toward accelerating the distribution of capital in excess of the amounts needed to pay claims.

WMIIC

From the Effective Date through January 18, 2018, the date on which WMIIC was dissolved, WMIIC was an inactive subsidiary and had no operations or assets. For more information on the dissolution of WMIIC see Note 15: Subsequent Events, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

Competition

With respect to our current operations, the Company operates a single business, WMMRC, whose sole activity is the reinsurance of mortgage insurance policies.  WMMRC has been operated in runoff mode since September 26, 2008. Since that date, WMMRC has not underwritten any new policies (and by extension any new risk). WMMRC, through predecessor companies, began reinsuring risks in 1997 and continued reinsuring risks through September 25, 2008. Because WMMRC’s business is in runoff mode, we currently have no competitors in that line of business. With respect to our acquisition strategy, we compete for acquisition opportunities with strategic and financial buyers, including private equity firms, and some of those potential competitors are substantially larger and have considerably greater financial, technical, marketing and management resources than we do.

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

Employees

As of December 31, 2017, we employed four full-time employees. We also have retained the services of two individuals on a non-exclusive basis to serve as executive officers of WMIH. None of our employees is covered by a collective-bargaining agreement. We consider our relations with our employees to be good.

On March 22, 2012, WMIH entered into employment agreements with two of our employees.  On May 15, 2015, WMIH entered into employment agreements with two additional employees, one of whom serves as a director on WMIH’s Board of Directors (the “Board”) in addition to his role as Chief Executive Officer, and the other serves as President and Chief Operating Officer.  These agreements have been filed with the SEC on Form 8-K, dated March 23, 2012, and on Form 8-K12G3, dated May 13, 2015, respectively.  WMIH has two additional executive officers, Charles Edward Smith, Chief Legal Officer and Secretary, and Timothy F. Jaeger, Interim Chief Financial Officer, who are independent contractors.

Executive Officers of the Registrant

WMIH has four executive officers: William C. Gallagher, Chief Executive Officer, Thomas L. Fairfield, President and Chief Operating Officer, Charles Edward Smith, Chief Legal Officer and Secretary and Timothy F. Jaeger, Interim Chief Financial Officer and Interim Chief Accounting Officer. Mr. Gallagher and Mr. Fairfield provide services under employment agreements each dated May 15, 2015. Mr. Smith provides services to WMIH under the Transition Services Agreement, dated March 22, 2012, as amended (the “TSA”), entered into between WMIH and the WMI Liquidating Trust (the “Trust”), under which Mr. Smith provides chief legal officer and other services to WMIH on a non-exclusive basis. Mr. Jaeger provides non-exclusive services to WMIH under an engagement agreement with CXO Consulting Group, LLC, under which Mr. Jaeger acts as Interim Chief Accounting Officer and Interim Chief Financial Officer to WMIH. Subject to the terms of the agreements, the executive officers are elected by and serve at the discretion of the Board of Directors. There are no arrangements or understandings between the executive officers and any other person pursuant to which he was or is to be selected as an officer, other than the designated agreements, which agreements designate the service or positions to be held by the executive officer. None of the executive officers is related to one another or to any members of the Board of Directors.  Mr. Gallagher serves as a director on the Board.

William C. Gallagher, age 59, has served as Chief Executive Officer and as a member of the Board since May 15, 2015.  Mr. Gallagher served as a consultant to WMIH from November 21, 2014 to May 15, 2015. Mr. Gallagher was previously an Executive Vice President and member of the Board of Directors at Capmark Financial Group Inc. (now known as Bluestem Group Inc. and referred to herein as “Capmark”). Mr. Gallagher served as President and CEO of Capmark from February 2011 to November 2014. He was Executive Vice President and Chief Risk Officer of Capmark from March 2009 to February 2011. Prior to joining Capmark, Mr. Gallagher was the Chief Credit Officer of RBS Greenwich Capital from September 1989 to February 2009.

Thomas L. Fairfield, age 59, has served as President and Chief Operating Officer since May 15, 2015, and served as a member of the Board from May 15, 2015 until June 1, 2017.  Mr. Fairfield is currently a director of Wand Merger Corporation, a subsidiary of WMIH. Mr. Fairfield served as a consultant to WMIH from November 21, 2014 to May 15, 2015.  Mr. Fairfield was previously an Executive Vice President and member of the Board of Directors at Capmark. Mr. Fairfield was Chief Operating Officer of Capmark from February 2011 to November 2014. From March 2006 to February 2012, Mr. Fairfield served as Executive Vice President, Secretary and General Counsel of Capmark. Prior to joining Capmark, Mr. Fairfield was a partner at the law firm of Reed Smith LLP from September 2005 to March 2006 and prior to that at Paul, Hastings, Janofsky & Walker LLP from February 2000 to August 2005 and LeBoeuf, Lamb, Greene & MacRae, LLP from January 1991 to February 2000, where his practice focused primarily on general corporate and securities law, mergers and acquisitions, corporate finance and financial services.

Charles Edward Smith, age 48, has served as Chief Legal Officer and Secretary since the Effective Date and President and Interim Chief Executive Officer from the Effective Date through May 15, 2015.  In addition, since the Effective Date, Mr. Smith has served as the Executive Vice President, General Counsel and Secretary of the Trust. Mr. Smith is currently a director of Wand Merger Corporation, a subsidiary of WMIH. During the significant portion of WMI’s Chapter 11 proceedings, Mr. Smith served as the Executive Vice President, General Counsel and Secretary of WMI. Prior to the closure of WMB on September 25, 2008, Mr. Smith was a First Vice President, Assistant General Counsel and Team Lead (Corporate Finance) for WMB, where he supported the Treasury Group and led a team of lawyers and other professionals who supported the Company’s capital, liquidity, mergers and acquisitions and structured finance activities.

Timothy F. Jaeger, age 59, has served as Interim Chief Financial Officer since June 25, 2012 and Interim Chief Accounting Officer since May 28, 2012. He is a Certified Public Accountant with over 30 years of accounting experience. Most recently, from December 2006 to March 2012, Mr. Jaeger served as Senior Vice President-Chief Accounting Officer/CFO of Macquarie AirFinance, Ltd., a global aviation lessor providing aircraft and capital to the world’s airlines. From November 2006 to December 2009, Mr. Jaeger was a partner at Tatum Partners, LLC, an executive services and consulting firm in the United States.

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

Upon written request, we will furnish to you without charge a paper copy of our Annual Report on Form 10-K for fiscal year ended December 31, 2017 (including financial statements and schedules, but without exhibits). Copies of exhibits to our Annual Report on Form 10-K, and copies of our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, will be furnished for a payment of a fee of $0.50 per page upon written request directed to Secretary, WMIH Corp., 800 Fifth Avenue, Suite 4100, Seattle, WA 98104.

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

Risks Related to Our Business

WMIH and its subsidiaries have limited operations; WMIH is a holding company, and its only material assets are cash on hand, cash held in trust, restricted cash and its equity interests in its operating subsidiary and its other investments, and WMIH’s principal source of revenue and cash flow are distributions and certain payments from our wholly-owned subsidiary, WMMRC, which is operating in runoff mode and is subject to restrictions from paying us dividends and investment income from our investment portfolio.

As a holding company, our only material assets are our cash on hand, cash held in trust, restricted cash, the equity interests in WMMRC and other investments. As of December 31, 2017, WMIH had no operations other than WMMRC’s legacy reinsurance business with respect to mortgage insurance which is being operated in runoff mode and activities related to identifying and consummating an acquisition. WMMRC has not written any new business since September 26, 2008. As of December 31, 2017, excluding restricted cash and assets held in trust, we had approximately $28.9 million in cash, cash equivalents, and investments, which includes $7.6 million held by our wholly-owned subsidiary, WMMRC. Prior to consummating a Qualified Acquisition, we expect that our principal source of revenue and cash flow will be investment income from our investment portfolio, if any, cash and cash equivalents on hand, distributions from our operating subsidiary, if any, and certain payments made to us by WMMRC pursuant to the Administrative Services Agreement, dated as of March 19, 2012, between WMIH and WMMRC (the “Administrative Services Agreement”) and the Investment Management Agreement, dated as of March 19, 2012, between WMIH and WMMRC (the “Investment Management Agreement”). WMMRC is restricted by insurance law from making distributions to WMIH unless prior approval is obtained from the Insurance Division of the State of Hawaii. Thus, our current ability to fund our operations, including costs associated with the Nationstar Transaction, or if the Nationstar Transaction does not close, costs associated with identifying, evaluating, negotiating and closing other potential acquisition opportunities is dependent on (i) the ability of our operating subsidiary to generate sufficient net income and cash flows to make upstream cash distributions to us, and (ii) our ability to obtain access to the funds held in escrow from the Series B Preferred Stock Financing. Any future subsidiaries will be separate legal entities, and although they may be wholly-owned or controlled by us, they will have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our operating subsidiary to distribute cash to us is also subject to, among other things, availability of sufficient funds and applicable state laws and regulatory restrictions. Claims of creditors of any subsidiaries generally have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent our ability to access funds held in escrow from the Series B Preferred Stock Financing could be limited in any way, or the ability of our operating subsidiary to distribute dividends or other payments to us could be limited in any way, such limitations could materially limit our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, fund and conduct our business, or fund redemptions or repurchases.

If we are unable to consummate the Nationstar Transaction or identify and/or complete another Acquisition or there are delays in finding suitable acquisition targets or the Nationstar Transaction is not successful or any other Acquisitions that we may make are not successful, WMIH may never achieve sustained profitability, which would adversely affect the value of the Company.

If we are unable to consummate the Nationstar Transaction, we may not be able to identify or complete an alternative acquisition in a timely manner or at all and any delays we encounter in the selection, acquisition and/or development of other acquisition targets could adversely affect our value. WMIH’s inability to consummate the Nationstar Transaction or make one or more other suitable Acquisitions would impair WMIH’s ability to become profitable. If WMIH consummates the Nationstar Transaction or makes another Acquisition, we may fail to achieve profitability on a sustained basis which would adversely affect the value of the Company.  See “—Risk Factors Relating to the Pending Nationstar Transaction.”

Until July 5, 2019, we are required to obtain prior consent from KKR Wand Holdings Corporation (“KKR Wand”) to enter into any definitive agreement with respect to any Acquisition.

Under a Letter Agreement (as amended, the “Letter Agreement”) with KKR Wand and KKR Wand Investors Corporation (“KKR Investors,” and together with KKR Wand, the “KKR Holders”), affiliates of KKR that hold Series A Convertible Preferred Stock (the “Series A Preferred Stock”), warrants to purchase common stock of WMIH, and Series B Preferred Stock, from December 8, 2017 through July 5, 2019,  WMIH is prohibited from entering into a definitive agreement with respect to any Acquisition without the prior written consent of KKR Wand; subject to a minimum stock ownership level by the KKR Holders, and their affiliates, and defined notice time periods which are detailed in the Letter Agreement. As a result, KKR Wand’s consent must be obtained prior to WMIH entering into a definitive agreement with respect to any Acquisition. KKR Wand has consented to the Nationstar Transaction; however, if we do not consummate the Nationstar Transaction, the failure or refusal of KKR Wand to provide its consent timely, or at all, and without conditions to another potential acquisition transaction may adversely impact our ability to successfully execute our acquisition strategy and complete an Acquisition.  There can be no assurance that we will be able to receive consent from KKR Wand with respect to any Acquisition or Qualified Acquisition other than the Nationstar Transaction.

A mandatory redemption of the Series B Preferred Stock would likely have a material adverse effect on our financial condition and business operations.

If we do not consummate the Nationstar Transaction or another Acquisition or Qualified Acquisition, on or prior to the Series B Redemption Date or take other actions to extend the redemption date applicable to, or to refinance or modify the terms of, the Series B Preferred Stock, then we will be obligated to redeem any outstanding Series B Preferred Stock on the Series B Redemption Date.   The execution and public announcement by WMIH of the Merger Agreement has extended the Series B Redemption Date to the earlier of April 5, 2020 and the day immediately following the date the Merger Agreement is terminated or the date the Merger is closed. All or a portion of the Series B Preferred Stock automatically converts into WMIH Common Stock upon consummation of a Qualified Acquisition (including the Nationstar Transaction) or an Acquisition, as the case may be. If an Acquisition occurs but a Qualified Acquisition does not occur, we are obligated to redeem any remaining portion of the Series B Preferred Stock that have not converted into WMIH Common Stock and remain outstanding on the Series B Redemption Date.  “Acquisition” means any acquisition by the Company (or any of its direct or indirect wholly-owned subsidiaries), in a single transaction or a series of transactions, whether by purchase, merger or otherwise, of all or substantially all of the assets of, or of 80% or more of the equity interests in, or a business line, unit or division of, any person. A “Qualified Acquisition” means an Acquisition that, taken together with prior Acquisitions (if any), collectively utilizes aggregate net proceeds of the Series B Preferred Stock Financing of $450.0 million.

There can be no assurances that we will be able to consummate the Nationstar Transaction or another Acquisition or Qualified Acquisition prior to the Series B Redemption Date. A mandatory redemption of the Series B Preferred Stock would substantially deplete our cash on hand to continue seeking acquisitions and would likely have a material adverse effect on our financial condition and business operations.  Relatedly, under those circumstances, we also may not have access to alternative sources of capital or liquidity.

WMIH, together with its subsidiaries, may not be able to fully utilize our net operating loss (“NOL”) and other tax carry forwards.

As of December 31, 2012, WMIH and its subsidiaries had U.S. federal NOLs of approximately $7.5 billion, of which approximately $6.0 billion was allocated to that portion of 2012 after the ownership change described below, that, if unused, will begin to expire in 2031. We believe that, as of December 31, 2017, WMIH and WMMRC had NOLs not subject to limitation under Section 382 (“Section 382”) of the United States Internal Revenue Code of 1986, as amended (the “Code”), of approximately $6.0 billion. Both WMIH and WMMRC caused 100% valuation allowances to be recorded against these deferred tax assets.

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

Our ability, including the ability of any subsidiary or subsidiaries acquired in any Acquisition, to utilize NOLs and other tax carry forwards to reduce taxable income in future years could be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carry forwards prior to their expiration and/or the Internal Revenue Service (“IRS”) challenges that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of Federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not challenge the use of all or any portion of the NOLs.  Additionally, our ability (and the ability of any future subsidiary or subsidiaries) to fully use these tax assets could also be adversely affected if the respective companies were deemed to have another “ownership change” within the meaning of Sections 382 and 383 of the Code. Although we have certain transfer restrictions in place under the Certificate of Incorporation, our Board of Directors could issue additional shares of stock or permit or effect future conversions, amendments or redemptions of our stock (including the Series B Preferred Stock), which, depending on their magnitude, could result in ownership changes that would trigger the imposition of additional limitations on the utilization of our NOLs under Sections 382 and 383 of the Code. Based on the price of WMIH’s common stock as of March 1, 2018, if all currently issued and outstanding Series B Preferred Stock are redeemed, we believe we would experience an “ownership change.” Accordingly, there can be no assurance that, in the future, WMIH and/or its subsidiary (and any future subsidiary) will be able to utilize its NOLs or not experience additional limitations on utilizing the tax benefits of their NOLs and other tax carry forwards. Such limitations could have a material adverse effect on WMIH’s and/or its subsidiary’s (or any future subsidiary’s) results of operations, cash flows or financial condition.

In an attempt to minimize the likelihood of an additional ownership change occurring, our Certificate of Incorporation contains transfer restrictions limiting the acquisition (and disposition) of our stock or any other instrument treated as stock for purposes of Section 382 by persons or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 owning (actually or constructively), or who would own as a result of the transaction, 4.75% of the total value of our stock (including any other interests treated as stock for purposes of Section 382). Nevertheless, it is possible that we could undergo an additional ownership change, either by events within or outside of the control of our Board, e.g., indirect changes in the ownership of persons owning 5% of our stock. Moreover, approximately 1.5 million shares of WMIH’s common stock are held in escrow in an account known as the Disputed Equity Escrow. A subsequent release or transfer of the stock potentially could result in an ownership change of WMIH at that time.  In the event of a subsequent ownership change, all or part of the NOLs from 2012 and subsequent years that were not previously subject to limitations under Section 382 could also become subject to an annual limitation.

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

We cannot fully predict the impact of recently enacted U.S. tax reform legislation on our NOLs, business or financial condition.

On December 22, 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Tax Act makes major changes to the Code, and includes a number of provisions that affect the taxation of corporations, such as, among other things, lowering the corporate income tax rate from 35% to 21%, modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses arising in taxable years ending after December 31, 2017, and the migration from a worldwide system of taxation to a modified territorial system with corresponding measures to prevent base erosion. Given that our current deferred tax assets are offset by a full valuation allowance, we do not believe that the Tax Act would result in a net change to our financial statements, although if we become profitable, we will obtain a reduced benefit from such deferred tax assets. We continue to examine the impact that the Tax Act will have on us and our business. However, because at this time the overall impact of the Tax Act is unclear, the ultimate effect of the Tax Act on our business and financial condition is uncertain and could be adverse.

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

Our limited staffing may curtail our ability to attain WMIH’s business objectives.

We have very limited staffing and management resources and are highly dependent on consultants and certain key employees. As of December 31, 2017, in addition to Messrs. Gallagher and Fairfield, the Company had two additional employees. WMIH’s Chief Legal Officer and Secretary, Charles Edward Smith, is an employee of the Trust, and our Interim Chief Financial Officer, Timothy F. Jaeger, is a self-employed consultant engaged by WMIH to provide financial reporting services.  Minimal staffing and any inability we may have to engage new executive officers or key employees in the event any of our executive officers or key employees terminates employment could have a material adverse impact on our operations or delay or curtail the attainment of WMIH’s objectives.

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

We are also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board as well as the listing rules and regulations of The Nasdaq Stock Market LLC. Changes in accounting rules could adversely affect the reported financial statements or our results of operations and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and there is no assurance that such modifications or changes will not adversely affect us.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an Acquisition.

If the nature of our operations or the assets on our balance sheet causes us to no longer be exempt from the definition of “investment company,” we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an Acquisition.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete an Acquisition. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds from the issuance of the Series A Preferred Stock, the warrants to purchase WMIH Common Stock and the Series B Preferred Stock are only (i) held in cash or (ii) invested (a) in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or (b) in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. By restricting the investment of the proceeds to these instruments, and by having a business objective of consummating one or more acquisitions of an operating business (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. However, there can be no assurance that WMIH will not be deemed an investment company under the Investment Company Act.

Business interruptions could limit our ability to operate our business.

Our operations, as well as others on which we depend, are vulnerable to damage or interruption from fire; natural disasters, including earthquakes; computer viruses; human error; power shortages; telecommunication failures; international acts of terror; and similar events. Our offices are located in Seattle, Washington and we currently obtain certain key services from the Trust pursuant to the TSA. The TSA, as amended, is currently in effect through June 30, 2018, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

Although we have certain business continuity plans in place, we have not established a formal comprehensive disaster recovery plan, and our back-up operations and business interruption insurance may not be adequate to compensate for losses we may suffer. A significant business interruption, including an unexpected non-renewal or termination of the TSA, could result in losses or damages incurred by us and require that we cease or curtail our operations.

Risks Related to Owning WMIH’s Stock

WMIH’s common stock, and any other instruments treated as stock for purposes of Section 382, including the Series A Preferred Stock and the Series B Preferred Stock, are subject to transfer restrictions under the Certificate of Incorporation, which if not complied with, could result in the forfeiture of such stock and related distributions.

Our Certificate of Incorporation contains significant transfer restrictions in relation to the transfer of WMIH’s common stock and any other instruments treated as stock for purposes of Section 382 (including the Series A Preferred Stock and the Series B Preferred Stock).  These transfer restrictions have been adopted in order to minimize the likelihood that we will be deemed to have an “ownership change” within the meaning of Section 382 that could limit our ability to utilize WMIH’s NOLs under and in accordance with regulations promulgated by the IRS.

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

Because of the complexity of applying Section 382, and because the determination of ownership for purposes of Section 382 does not correspond to SEC beneficial ownership reporting on Schedules 13D and 13G, holders and potential acquirers of WMIH securities should consult with their legal and tax advisors prior to making any acquisition or disposition of WMIH securities.  Pursuant to Article VIII of the Certificate of Incorporation, the Board has the sole power to determine compliance with the transfer restrictions and we cannot assure you that the Board will concur with any conclusions reached by any holder of WMIH securities or their respective advisors, and/or approve or ratify any proposed acquisitions or dispositions of WMIH securities.  Under Article VIII, Section 3(b), of the Certificate of Incorporation, if the Board determines that a Prohibited Transfer (as defined in the Certificate of Incorporation) has occurred, such Prohibited Transfer shall, to the fullest extent permitted by law, be void ab initio and have no legal effect, and upon written demand by WMIH, the Purported Transferee (as defined in the Certificate of Incorporation) shall disgorge or cause to be disgorged WMIH securities, together with any dividends or distributions received, with respect to such securities.

Despite WMIH’s common stock being listed on the Nasdaq Capital Market (“Nasdaq”), an active market for its common stock may not be sustained, and the market price of its common stock may be volatile.

Despite WMIH’s common stock being listed on Nasdaq, we cannot assure you as to (a) whether or not WMIH’s common stock will remain in compliance with Nasdaq’s continued listing requirements or whether a public trading market for WMIH’s common stock can be sustained, (b) the liquidity of any public trading market, (c) the ability of WMIH shareholders to sell their shares of common stock, or (d) the price that WMIH shareholders may obtain for their shares of WMIH’s common stock.  The market price for shares of WMIH’s common stock may be highly volatile and could be subject to wide fluctuations. We cannot predict how the shares of WMIH’s common stock will trade in the future. Some of the factors that could affect the share price of WMIH’s common stock include: (i) our ability to consummate the Nationstar Transaction, or if the Nationstar Transaction does not close, our ability to consummate another Qualified Acquisition; (ii) the financial results of Nationstar; (iii) our financial condition; (iv) actual or anticipated variations in our operating results; (v) publication of research reports and recommendations by financial analysts; (vi) additions or departures of key management personnel; (vii) proposed or adopted regulatory or tax law changes or developments; (viii) speculations reported in the press or investment community; (ix) issuances of new equity pursuant to future offerings; (x) general market and economic conditions; and (xi) any required redemption or repurchase of our Series B Preferred Stock. In some cases, U.S. stock markets have produced downward pressure on stock prices for some issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders.

WMIH’s common stock is currently listed on Nasdaq. If we do not comply with Nasdaq’s continued listing requirements, these shares may be delisted from Nasdaq, which would likely result in WMIH’s shares being traded on the OTC Markets OTCQB electronic quotation system (or the lesser tier OTC Pink), and negatively affect the liquidity and trading prices of WMIH’s common stock.

WMIH’s common stock is currently listed on Nasdaq. In order to maintain eligibility for continued listing on Nasdaq, WMIH must fulfill certain minimum listing requirements, including specified financial and corporate governance criteria.  Although currently in compliance with Nasdaq’s listing requirements, WMIH was not, until recently, in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. While WMIH regained compliance with the minimum bid price rules on February 27, 2018, there can be no assurance that WMIH can maintain such minimum listing requirements, and in the event that WMIH cannot, such failure would likely result in WMIH’s shares being traded on the OTC Markets OTCQB electronic quotation system (or the lesser tier OTC Pink).  If WMIH is not able to maintain the listing of its common stock on Nasdaq, WMIH could face material adverse consequences, including:

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

Anti-takeover provisions in our Certificate of Incorporation and Amended and Restated Bylaws (“Bylaws”) and under Delaware law, as well as certain existing contractual arrangements, make a third-party acquisition of WMIH difficult.

WMIH’s Certificate of Incorporation, including Article VIII thereof, and Bylaws, as well as certain contractual arrangements with KKR and Nationstar, contain provisions that make it difficult for a third party to acquire WMIH, even if doing so might be deemed beneficial by WMIH’s stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of WMIH’s common stock. WMIH is also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control of WMIH. See “—Until July 5, 2019, we are required to obtain prior consent from KKR Wand Holdings Corporation (“KKR Wand”) to enter into any definitive agreement with respect to any Acquisition.” and “—Risk Factors Relating to the Pending Nationstar Transaction—The Merger Agreement restricts the Company’s ability to take certain action which would otherwise be permitted and which our stockholders may consider desirable.”

We may sell additional shares of WMIH’s common stock or other securities, or amend outstanding WMIH securities, including the Series B Preferred Stock, in the future to meet WMIH’s capital requirements. In such circumstances, the ownership interests of WMIH’s stockholders prior to such sale could be substantially diluted.

WMIH has 3,500,000,000 shares of common stock authorized for issuance and 10,000,000 shares of preferred stock authorized for issuance. As of February 28, 2018, WMIH had 206,714,132 shares of its common stock issued and outstanding. The possibility of dilution posed by shares available for future sale could reduce the market price of WMIH’s common stock and could make it more difficult for WMIH to raise funds through equity offerings in the future.  In fact, WMIH has consummated two corporate financing transactions that are, on an as-converted basis, dilutive to stockholders. Specifically, effective January 30, 2014, WMIH issued 1,000,000 shares of Series A Preferred Stock, which may be converted into 10,065,629 shares of WMIH’s common stock, and Warrants to purchase 61,400,000 shares of WMIH’s common stock. Also, on January 5, 2015, WMIH issued 600,000 shares of Series B Preferred Stock that were initially convertible, upon a Qualified Acquisition, into as much as 342,857,143 shares of WMIH’s common stock. As a result of the Series B Amendment, effective as of January 5, 2018, the terms of the Series B Preferred Stock were amended to change the conversion price to a fixed conversion price of $1.35 per share of common stock and provide for a special distribution of 19.04762 shares per Series B share upon any Acquisition as well as to change the dividend rate to a 5.00% semi-annual payment in shares of common stock. Accordingly, the number of shares of WMIH common stock issuable upon conversion of the Series B Preferred Stock increased to 444,444,444. In addition, the Series B Amendment entitles the holders of the Series B Preferred Stock to special distributions of up to 11,428,572 shares of WMIH’s common stock in connection with Acquisitions as well as up to 64,285,714 shares of WMIH’s common stock in the form of regular dividends.

The value of WMIH’s common stock, and our ability to raise capital in the financial markets at times and at prices favorable to us, may be materially and adversely affected by the future sale of additional shares of WMIH’s common stock or other securities, the future amendment of outstanding WMIH securities, including the Series B Preferred Stock, or the perception that either of the foregoing could occur or become necessary, and by the terms and conditions of the Series B Preferred Stock, which is senior in priority to WMIH’s common stock.  See “Risks Related to the Series B Preferred Stock.”

The redemption or repurchase of our Series B Preferred Stock may have a material adverse effect on holders of WMIH’s common stock.

We currently have limited business operations and assets.  If we are obligated to redeem or repurchase some or all of our Series B Preferred Stock on the Series B Redemption Date because we have not completed an Acquisition or Qualified Acquisition prior to such date, it is likely that our business and financial prospects will be adversely affected and the holders of WMIH’s common stock are likely to lose a significant part or all of their investment. While we would expect to seek alternative financing under those circumstances, any such alternative financing could cause an ownership change and there can be no assurance such financing would be available at terms we would determine to be acceptable, or at all.

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

Under our Certificate of Incorporation, we will be obligated to redeem the Series B Preferred Stock (if not previously converted) on the Series B Redemption Date, and to repurchase the Series B Preferred Stock tendered for repurchase upon certain events. However, we may be unable to redeem or repurchase the Series B Preferred Stock due to restrictions under applicable law or contractual restrictions.

Delaware law provides that a redemption or repurchase payment on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to redeem or repurchase the Series B Preferred Stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. Since the Effective Date, we have often not achieved profitability, and when profitable, did not achieve significant profitability. We do not expect to achieve significant profits in the future unless we consummate an Acquisition.

We may also enter into debt or other agreements in the future that may restrict us from redeeming or repurchasing the Series B Preferred Stock.

Further, even if we are permitted under our contractual obligations and Delaware law, as applicable, to redeem or repurchase the shares of Series B Preferred Stock, we may not have sufficient cash to do so. See “—We may not have sufficient funds to redeem or repurchase the Series B Preferred Stock.”

We may not be able to consummate an Acquisition or a Qualified Acquisition prior to the Series B Redemption Date.

If we are unable to consummate the Nationstar Transaction, there can be no assurances that we will be able to timely identify and/or consummate an alternative Acquisition or a Qualified Acquisition due to inability to find an appropriate target company or companies, an inability to obtain appropriate financing, an inability to agree to the terms of an acquisition(s) or for any other reason prior to the Series B Redemption Date. Additionally, the Letter Agreement, subject to certain conditions and until July 5, 2019, requires WMIH to obtain prior written consent from KKR Wand before entering into a definitive agreement with respect to any Acquisition. In the event that the Nationstar Transaction is not consummated, we anticipate that the assessment of each specific target business, and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments relevant to the acquisition of any such target business, will require substantial time and attention on the part of our management and substantial costs for advisors including accountants, attorneys and others. If we do not consummate the Nationstar Transaction and we decide not to complete an alternative Acquisition or Qualified Acquisition that is being pursued, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Also, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially and adversely affect subsequent attempts to locate and acquire or merge with another business.

Furthermore, under those circumstances, we expect to encounter intense competition from other entities, some having a business objective similar to ours, including private investors (which may be investment partnerships or individuals) and other entities, domestic and international, competing for the types of businesses we may consider for acquisition. Many of these potential competitors are well-established, have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries and possess greater financial, technical, human and other resources or more local industry knowledge than we do. Our ability to compete with respect to the acquisition of certain target businesses may be limited by our available resources compared to those of competing bidders and may give others an advantage in pursuing the acquisition of such target businesses. Furthermore, because we are required to redeem the Series B Preferred Stock (if not previously converted) on the Series B Redemption Date if we have not consummated the Nationstar Transaction or an alternative Qualified Acquisition (as the case may be), we may be at a competitive disadvantage in successfully negotiating a business combination.

The Series B Preferred Stock is not convertible at the option of holders.

All or a portion of the Series B Preferred Stock automatically converts into WMIH’s common stock upon a Qualified Acquisition or an Acquisition, as the case may be at a fixed $1.35 conversion price even if such conversion is unfavorable because WMIH’s common stock is trading below the conversion price. The closing of the Nationstar Transaction will constitute a Qualified Acquisition and result in the mandatory conversion of all of the Series B Preferred Stock.

The price of WMIH’s common stock, and the Series B Preferred Stock, may fluctuate significantly, which may make it difficult for a holder to resell the Series B Preferred Stock or WMIH’s common stock issuable upon mandatory conversion thereof at such times as or at prices a holder may find attractive.

The market price of WMIH’s common stock may continue to fluctuate due to a variety of factors, many of which are beyond our control. In addition, financial markets in general (including the stock market) have, of late, experienced extreme volatility that has often been unrelated to the operating performance of a particular company.  These broad market fluctuations may adversely affect the market price of WMIH’s common stock. Because the Series B Preferred Stock is mandatorily convertible into shares of WMIH’s common stock upon the consummation of an Acquisition or a Qualified Acquisition, volatility or depressed prices for WMIH’s common stock could have a similar effect on the trading price of the Series B Preferred Stock. Holders who have received shares of WMIH’s common stock upon mandatory conversion of their shares of Series B Preferred Stock could also be subject to the risk of volatility and depressed prices.

In addition, the market price of WMIH’s common stock could also be affected by possible sales of WMIH’s common stock by investors who view the Series B Preferred Stock as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that may develop involving WMIH’s common stock. The hedging or arbitrage could, in turn, affect the trading price of the Series B Preferred Stock or any WMIH common stock that holders receive upon conversion of the Series B Preferred Stock.

The conversion price of the Series B Preferred Stock may not be adjusted for all dilutive events that may adversely affect the market price of the Series B Preferred Stock or WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock.

The number of shares of WMIH’s common stock that holders of Series B Preferred Stock are entitled to receive upon mandatory conversion of the Series B Preferred Stock is subject to adjustment for certain specified events, including, but not limited to, stock splits, stock recombinations, or tender or exchange offers for common stock of WMIH (which events are more limited than customary for convertible securities because the holders of Series B Preferred Stock participate in dividends on WMIH’s common stock on an as converted basis). However, other events, which may adversely affect the market price of WMIH’s common stock, may not result in any adjustment, such as the issuance of WMIH’s common stock in an acquisition or for cash. Further, if any of these other events adversely affects the market price of WMIH’s common stock, we expect it to also adversely affect the market price of our Series B Preferred Stock. In addition, the terms of our Series B Preferred Stock do not restrict our ability to offer WMIH’s common stock or securities convertible into WMIH’s common stock in the future or to engage in other transactions that could dilute WMIH’s common stock. We have no obligation to consider the interests of the holders of our Series B Preferred Stock in engaging in any such offering or transaction. See “—Risk Factors Relating to the Pending Nationstar Transaction—The Merger Agreement restricts the Company’s ability to take certain action which would otherwise be permitted and which our stockholders may consider desirable” for information on restrictions on certain actions by WMIH under the Merger Agreement.

We may issue additional series of preferred stock that rank equally to the Series B Preferred Stock as to dividend payments and liquidation preference.

Neither our Certificate of Incorporation nor the terms governing the Series B Preferred Stock prohibits us from issuing additional series of preferred stock that would rank equally to the Series B Preferred Stock as to dividend payments and liquidation preference. Our Certificate of Incorporation provides that we have the authority to issue 10,000,000 shares of preferred stock, including the 600,000 shares of Series B Preferred Stock and the 1,000,000 shares of Series A Preferred Stock currently issued. The issuances of other series of preferred stock could have the effect of reducing the amounts available to the Series B Preferred Stock in the event of our liquidation, winding-up or dissolution. See “—Risk Factors Relating to the Pending Nationstar Transaction—The Merger Agreement restricts the Company’s ability to take certain action which would otherwise be permitted and which our stockholders may consider desirable” for information on restrictions on certain actions by WMIH under the Merger Agreement.

Holders of Series B Preferred Stock will have limited rights with respect to the shares of WMIH’s common stock they are entitled to receive in connection with a mandatory conversion, a special distribution or a regular dividend until the Series B Preferred Stock is converted, a special distribution is made, or regular dividends are declared, but may be adversely affected by certain changes made with respect to WMIH’s common stock.

Holders of Series B Preferred Stock will have limited rights with respect to the shares of WMIH’s common stock they are entitled to receive in connection with a mandatory conversion, a special distribution or a regular dividend, including limited voting rights, and no rights to respond to tender offers for the common stock by virtue of holding shares of Series B Preferred Stock, prior to the issuance of shares of WMIH’s common stock upon such mandatory conversion, a special distribution or a regular dividend, if any, but an investment in our Series B Preferred Stock may be negatively affected by these events. Upon a mandatory conversion, special distribution or regular dividend, a holder of Series B Preferred Stock will be entitled to exercise the rights of a holder of WMIH’s common stock only as to matters for which the relevant record date occurs on or after the applicable mandatory conversion date.

We may not have sufficient funds to redeem or repurchase the Series B Preferred Stock.

We are required to redeem the Series B Preferred Stock (if not previously converted) on the Series B Redemption Date (i.e. October 5, 2019) in the event we have not consummated a Qualified Acquisition; provided, if prior to the Series B Redemption Date we have publicly announced that WMIH has entered into a definitive agreement for an Acquisition, the Series B Redemption Date will be extended to the earlier of April 5, 2020 and the day immediately following the date such definitive agreement is terminated or the date such Acquisition is closed. The aggregate redemption cost, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600.0 million, plus shares of WMIH’s common stock in respect of any accrued and unpaid dividends, if any, whether or not declared. In addition, we are required to offer to repurchase (if not previously converted) the Series B Preferred Stock upon a Change of Control (as such term is defined in Article VI of the Certificate of Incorporation). However, we may not have sufficient funds, and we may be unable to obtain additional financing, to make such a redemption or repurchase as required, each of which could have a material adverse effect on the Company and the value of our capital stock.  This risk is increased by the fact that we (i) have very limited operations, (ii) in the past have not generated significant cash flows, (iii) may use net proceeds that have been deposited into the escrow account in connection with the Series B Preferred Stock Financing to explore and fund, in whole or in part, Acquisitions whether completed or not, including reasonable attorney fees and expenses, accounting expenses, due diligence, termination fees and other contractual obligations related to the transaction, and financial advisor fees and expenses, and (iv) may consummate one or more Acquisitions that do not constitute a Qualified Acquisition (and accordingly may use net proceeds that have been deposited into the escrow account), which may cause us to have insufficient funds to redeem or repurchase the remaining outstanding Series B Preferred Stock as required. The Company will periodically assess our ability to redeem or repurchase the Series B Preferred Stock. If the Company determines that conditions exist that raise substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued or available to be issued, due to our inability to redeem or repurchase the Series B Preferred Stock, and we are unable to demonstrate our ability to refinance or obtain access to additional funding, our auditors could issue a going concern qualification to our financial statements.  A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurrence of debt or other financing alternatives and could have a material adverse effect on the Company and the value of our capital stock.

We may not have sufficient earnings and profits in order for dividends on the Series B Preferred Stock to be treated as dividends for U.S. federal income tax purposes.

Cash dividends and other non-cash distributions treated as distributions under Sections 305(b) or 305(c) of the Code payable by us on the Series B Preferred Stock may exceed our current and accumulated earnings and profits, as calculated for U.S. federal income tax purposes. If that occurs, it will result in the amount of the dividends that exceed such earnings and profits being treated for U.S. federal income tax purposes first as a return of capital to the extent of the holder’s adjusted tax basis in the Series B Preferred Stock, and the excess, if any, over such adjusted tax basis as capital gain. Such treatment will generally be unfavorable for corporate holders and may also be unfavorable to certain other holders.

Stock dividends with respect to the Series B Preferred Stock may be treated as taxable dividends under Sections 305(b) or 305(c) of the Code.

A stock distribution made by a corporation to its shareholders is generally a tax-free transaction for U.S. federal income tax purposes under Section 305(a) of the Code, except as provided in Sections 305(b) and 305(c) of the Code. WMIH believes that distributions of stock with respect to the Series B Preferred Stock should be treated, under Section 305(a) of the Code, as a nontaxable distribution for U.S. federal income tax purposes. There can be no assurance that this position will not be challenged successfully by an applicable taxing authority, or significantly modified by new legislation, changes in an applicable taxing authority’s positions or court decisions.

If such a stock dividend is treated as a distribution described in either Section 305(b) or 305(c) of the Code, then the receipt of such stock dividend would be treated as a taxable dividend in an amount equal to the lesser of the fair market value of such stock dividend and the holder’s allocable share of the Company’s current and accumulated earnings and profits. Any excess would be treated first as a tax-free return of capital to the extent of such holder’s adjusted basis in its Series B Preferred Stock and then as capital gain.

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

Affiliates of KKR own a substantial amount of equity interests in us, and have other substantial interests in us and agreements with us, including an approval right with respect to Acquisitions, and may have conflicts of interest with us or the other holders of our capital stock.

As of February 28, 2018, affiliates of KKR held shares of WMIH stock representing approximately 24% of WMIH’s voting power on an as-converted basis. Affiliates of KKR are parties to the Investment Agreement and the Investor Rights Agreement (as such terms are defined in Note 8: Financing Arrangements to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K). Furthermore, the Letter Agreement, subject to certain conditions and until July 5, 2019, requires WMIH to obtain prior written consent from KKR Wand, an affiliate of KKR, before entering into a definitive agreement with respect to any Acquisition.

As a result, affiliates of KKR may have substantial influence over our decisions to enter into any corporate transaction, including with respect to any Acquisition, and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether other holders of our capital stock believe that any such transactions are in their own best interests. For example, affiliates of KKR could potentially cause us to refrain from making acquisitions in a manner that is not in the best interests of other holders of the Series B Preferred Stock, whether or not such acquisitions are in the best interests of holders of WMIH’s common stock. KKR will not provide oversight of or have control over or be involved with the investment activities or other operations of the Company.

Neither KKR nor its director appointees are required to present us with investment opportunities and may pursue them separately or otherwise compete with us.

Our management team, with support from KKR personnel, are focused on closing the Nationstar Transaction. Nevertheless, if we are unable to consummate the Nationstar Transaction, neither KKR nor its director appointees are obligated to present us with alternative investment opportunities.  Moreover, each of KKR, its officers and its directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to another entity pursuant to which KKR, such officer or such director is required to present an acquisition opportunity to such entity. Accordingly, if any of KKR, its officers or its directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, it, he or she will honor its, his or her fiduciary or contractual obligations to present such acquisition opportunity to such other entity, and only present it to us if such entity rejects the opportunity. Our Certificate of Incorporation provides that we renounce our interest or expectancy in any corporate opportunity in which KKR or its director appointees seek to participate unless such opportunity (i) was first presented to KKR’s director appointees solely in their capacity as directors of WMIH or (ii) is identified by KKR or its director appointees solely through the disclosure of information by or on behalf of us.  We will not be prohibited from pursuing an investment opportunity with respect to which we have renounced our interest or expectancy.

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

Other than under specific circumstances, KKR is not our investment advisor and owes no fiduciary duty to us or to holders of WMIH’s common stock, Series A Preferred Stock or Series B Preferred Stock.

WMIH engaged KKR Capital Markets as a financial advisor in connection with the Nationstar Transaction, including the placement of certain debt securities to be issued in connection with closing that transaction. Apart from providing WMIH with specific financial advisory services in connection with the Nationstar Transaction, KKR is not our investment adviser and otherwise has no advisory, fiduciary or similar relationship with us or with holders of WMIH’s common stock or Series B Preferred Stock.  KKR is not our sponsor, and the Company is not an investment product offered by KKR.  KKR has no obligations (contractual, fiduciary or otherwise) to us, disclaims having any liability for our performance, investments or activities, and will not be responsible for any action or inaction of our management.

Under Delaware law, we can amend Article VI of the Certificate of Incorporation, which governs the terms of the Series B Preferred Stock, without the consent of the common stockholders as long as we obtain the consent of holders of at least a majority of the shares of Series B Preferred Stock.

Under Delaware law, Article VI of the Certificate of Incorporation, which governs the terms of the Series B Preferred Stock, can be amended without the consent of the common stockholders if WMIH receives the consent of holders of at least a majority of the shares of Series B Preferred Stock. Therefore, a holder of Series B Preferred Stock will be governed by the terms as they may be amended from time to time even if such holder does not approve such amendment to the terms of the Series B Preferred Stock. See “—Risk Factors Relating to the Pending Nationstar Transaction—The Merger Agreement restricts the Company’s ability to take certain action which would otherwise be permitted and which our stockholders may consider desirable” for information on restrictions on certain actions by WMIH under the Merger Agreement.

Risks Related to WMMRC’s Business

General economic conditions that negatively affect housing prices may negatively affect the credit performance of WMMRC’s underlying portfolio of mortgage loans and could continue to have an adverse effect on our future performance.

There can be no assurances that recent improvement in the housing and credit markets will continue or improve. Prolonged high unemployment or deterioration in the housing markets could negatively impact the performance of WMMRC’s underlying mortgage assets leading to a potential increase in defaults and losses.

The negative financial performance of the primary mortgage insurers with whom WMMRC does business may negatively affect our financial performance and results.

One or more of the primary mortgage insurers with whom we do business may be vulnerable to adverse market conditions and because of that uncertainty there can be no assurances that such insurers can withstand the market and financial pressures they may face from time to time. In fact, at least one counterparty is currently operating subject to state supervision. These factors could have negative consequences for WMMRC’s cash flows and WMMRC’s ability to pay dividends to WMIH in the future.

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

Because loss reserve estimates are subject to uncertainties and are based on assumptions that are volatile, ceded paid losses may be substantially different from our ceded loss reserves.

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

A low interest rate environment can negatively affect WMMRC’s financial performance. Low interest rates provide an opportunity for generally well-qualified borrowers to refinance their mortgage loans. This typically results in a cancelation of the mortgage insurance policy applicable to such loans and terminates any ceded future premiums we would expect from those loans. As a result, the portfolio of mortgage loans WMMRC reinsures could experience a larger percentage in the number of borrowers who are less creditworthy. Additionally, a low-interest rate environment generally results in lower yields on WMMRC’s investment portfolio, as maturing investments are generally reinvested at lower yields thereby reducing investment income.

WMMRC is subject to comprehensive regulations, including minimum capital standards, which are subject to change and may harm our business.

WMMRC is domiciled in the State of Hawaii and is subject to the rules and regulations as promulgated by the State of Hawaii and its Insurance Division, its primary state regulator. Foremost among those rules and regulations are minimum capital standards. Management believes that as of December 31, 2017, WMMRC satisfied such minimum capital standards and other applicable rules and regulations. Nevertheless, there can be no assurances of WMMRC’s future ability to meet those standards, or as they may be revised.

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

Risk Factors Relating to the Pending Nationstar Transaction

Completion of the Nationstar Transaction is subject to a number of conditions and if these conditions are not satisfied or waived, the Merger will not be completed as contemplated.

The obligations of WMIH and Nationstar to complete the Nationstar Transaction are subject to satisfaction or waiver of a number of conditions, including, among others (i) the adoption of the Merger Agreement by the holders of a majority of Nationstar’s outstanding common stock; (ii) the approval of the issuance of shares of WMIH Common Stock by a majority of all votes cast by holders of outstanding shares of WMIH Common Stock and preferred stock (voting on an as-converted basis in accordance with WMIH’s Certificate of Incorporation); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) obtaining required regulatory approvals as specified in the schedules to the Merger Agreement without the imposition of a condition that would have a material adverse effect on the combined surviving company and its subsidiaries, taken as a whole, following the Merger (“Burdensome Condition”); (v) the effectiveness of a registration statement on Form S-4 relating to the Merger; (vi) the approval for listing the WMIH Common Stock issuable in the Merger on the Nasdaq Stock Market LLC, subject to official notice of issuance; (vii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (viii) subject to specified materiality standards, the continuing accuracy of certain representations and warranties of each party; and (ix) performance by each party in all material respects with its covenants. The receipt of a tax opinion from WMIH’s tax advisor that there should not have been an “ownership change” (within the meaning of Section 382(g) of the Internal Revenue Code) since March 19, 2012, and the Merger, taken together with the other transactions contemplated by the Merger Agreement and occurring on the closing date, should not result in such an ownership change, is a condition to the obligations of Nationstar to consummate the Merger. The closing of the Merger is not subject to a financing condition.  There can be no assurance that the conditions to closing of the Nationstar Transaction will be satisfied or waived, or that the Merger will be completed.

In particular, completion of the Nationstar Transaction is conditioned upon the expiration or early termination of the waiting periods relating to the Merger under the HSR Act and obtaining the required governmental authorizations, including the requisite approval from the various federal and state agencies regulating the mortgage industry, having been obtained and being in full force and effect. Although WMIH and Nationstar have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or that the relevant authorizations will be obtained. In addition, the governmental authorities with or from which these authorizations are required have broad discretion in administering the governing regulations. As a condition to authorization of the Merger or related transactions, these governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined surviving company’s business after completion of the Merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or will not otherwise be considered a Burdensome Condition.  There can be no assurance that the conditions to closing of the Nationstar Transaction will be satisfied, and we can provide no assurance that these conditions will not result in the delay or abandonment of the Merger.

The Merger Agreement restricts the Company’s ability to take certain action which would otherwise be permitted and which our stockholders may consider desirable.

Until the earlier of the consummation of the Merger or termination of the Merger Agreement, we and our subsidiaries are required to conduct our business in the ordinary course of business consistent with past practices since December 31, 2015.  We have agreed not to, subject to limited exceptions, among other things: (i) pay dividends, split or issue securities, purchase or redeem our securities, other than payment of the semi-annual 5.00% dividend to the holders of the Series B Preferred Stock; (ii) amend our Certificate of Incorporation or bylaws; (iii) issue, pledge, sell or otherwise encumber to any lien of any shares of our securities or amend the terms or rights of any of our securities; (iv) make any acquisitions which would reasonably be expected to prevent, delay or impair the consummation of the Merger; (v) enter any new businesses; (vi) make any loans or advances; (vii) amend any of our material agreements; (viii) incur any indebtedness; (ix) modify any severance or termination pay benefits or increase any compensation arrangements; and  (x) permit any Transfers under Section 2(a) of Article VIII of our Certificate of Incorporation.

Failure to complete the Nationstar Transaction as contemplated could negatively impact the Company’s ability to consummate a Qualified Transaction, WMIH’s common stock price and the future business and financial results of WMIH.

If for any reason the Merger is not completed as contemplated or the closing of the Merger is significantly delayed, the business and results of operations of WMIH and/or the combined company would likely be adversely affected.

If the Merger Agreement is terminated, we may be obligated to pay Nationstar a cash termination fee, which could range from approximately $29.4 million to $125.0 million, depending on the circumstances surrounding termination.  In the event that the Merger Agreement is terminated because the WMIH stockholders do not approve the share issuance in connection with the Merger, WMIH will have to pay Nationstar’s expenses of approximately $29.4 million, and if WMIH enters into an agreement for or completes an acquisition in the subsequent 12 months, we will owe Nationstar additional amounts up to a total of $65.0 million.  Payment of such large amounts of cash would deplete a significant portion of WMIH’s escrowed proceeds from the offering of Series B Preferred Stock, which would adversely affect our ability to consummate a Qualified Acquisition.  WMIH could also be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against WMIH to perform its obligations under the Merger Agreement.

Further, failure to consummate the Nationstar Transaction could cause negative reactions from the financial markets, including negative impacts on WMIH’s Common Stock price.  Upon the announcement of the Merger, WMIH’s closing stock price increased above the $1.00 trading price for the requisite period and WMIH regained compliance with Nasdaq continued listing requirements.  In the event the Merger is not completed, WMIH’s Common Stock price could be adversely impacted and WMIH may fail to continue to satisfy continued listing requirements.

WMIH has incurred and will continue to incur substantial costs in connection with the proposed Merger. These costs are primarily associated with the fees of attorneys, accountants and financial advisors. In addition, WMIH has diverted significant management resources in an effort to complete the Merger, which would otherwise have been devoted to the pursuit of other transaction opportunities, day-to-day operations and other opportunities that may have been beneficial to WMIH.  WMIH is also subject to restrictions contained in the Merger Agreement on the conduct of the Company’s business during the pendency of the Merger. Such restrictions, the waiver of which is subject to the consent of Nationstar (in certain cases, not to be unreasonably withheld, conditioned or delayed), prevent WMIH from making Acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger. If the Merger is not completed, the Company will have received little or no benefit in respect of such costs incurred or opportunities forgone.

If the Merger is not completed as contemplated, these risks may materialize and may adversely affect WMIH’s prospects, businesses, financial condition, financial results and stock prices.

The Merger Agreement limits our ability to pursue alternatives to the Nationstar Transaction and in certain circumstances could require us to pay substantial termination or other fees which would reduce our cash position and have a material adverse effect on our financial condition and could impair our ability to consummate an alternative Qualified Acquisition.

While the Merger Agreement contains provisions that prohibit both WMIH and Nationstar from soliciting proposals relating to alternative business combination transactions while the Merger is pending, we are further prohibited from responding to unsolicited proposals while Nationstar is permitted to entertain unsolicited offers, in certain circumstances. In the event that prior to the adoption of the Merger Agreement by the Nationstar stockholders, Nationstar receives an unsolicited superior proposal, the Nationstar board of directors may in certain circumstances exercise their fiduciary out and withhold, withdraw, qualify or modify its recommendation that Nationstar’s stockholders adopt the Merger Agreement, subject to complying with notice and other specified conditions, including giving WMIH the opportunity to propose revisions to the Merger Agreement for a four-day period following notice.  If the Nationstar board of directors withdraws or changes their recommendation in favor of the adoption of the Merger Agreement in favor of a superior proposal and either party terminates the Merger Agreement in connection therewith, Nationstar must promptly pay WMIH a $65 million termination fee.  Even though in this instance we would receive a $65.0 million termination fee, such fee would be used to offset the substantial expenses that WMIH has already incurred in connection with the Nationstar Transaction, and the passage of time could impair our ability to consummate an alternative Qualified Acquisition prior to the Series B Redemption Date.

Our Board may only change its recommendation that its stockholders approve the Merger in the limited case of an unforeseeable event (not related to an acquisition proposal) that was not known or reasonably foreseeable to the Board.  Should the WMIH Board make the determination that such an intervening event has occurred, WMIH shall notify Nationstar and the parties shall have four business days to negotiate in good faith (should Nationstar desire to negotiate) regarding any revisions to the terms of the Merger based on such intervening event.  If our Board chooses to change its recommendation to the stockholders at such time, Nationstar has the right to terminate the Merger Agreement and we would be required to pay a $65.0 million termination fee to Nationstar.

Further, if we are unable to obtain the requisite approval of our stockholders, either party may terminate the Merger Agreement.  In such case, we would be obligated to pay Nationstar $29.4 million for their expenses.  If we enter into an agreement for or consummate a business combination within the twelve months after such termination, we would be obligated to pay Nationstar (a) in the event that such transaction relates to a proposition that was made to us or by us after the date of the Merger Agreement and before the termination of the Merger Agreement (whether or not such proposal was withdrawn), a fee of $65.0 million less any portion of the Nationstar expenses that may have previously been paid by us or (b) in the event that such transaction does not relate to such a prior proposal, an additional fee of approximately $18.6 million, in each case within two business days.

The payment of any termination fees by us would reduce the escrowed proceeds from the Series B Preferred Stock Financing and could impair our ability to consummate an Acquisition or a Qualified Acquisition.

Certain of our executive officers and directors have interests in the Merger that may be different from your interests as a stockholder.

The interests of some of our directors and executive officers may be different from those of our common stockholders and directors and officers may be participants in agreements or arrangements that provide them with interests in the Merger, including financial interests, that may be different from, or are in addition to, those of our other common stockholders.  These interests include but not are not limited to:

•	the rights of certain executive officers to receive payments or other benefits in connection with, upon and following the consummation of a Qualified Acquisition or a change in control;
•	the expected service of Chris Harrington, Tagar Olson and Steven Scheiwe as directors following the Merger;
•	the continued indemnification of directors and officers following the Merger for acts or omissions that occurred in their capacity as directors or officers prior to the closing of the Merger;
•

payments to KCM, an affiliate of certain of our directors, in connection with the closing of the Merger including $8.25 million pursuant to an engagement letter, $25.0 million pursuant to a financial advisory engagement letter and a fee of 0.25% of the aggregate amount of the aggregate commitments under a $2.75 billion bridge facility upon initial funding under a placement agent fee letter; and

•

the issuance of 21,197,619 shares of our common stock to KKR Wand Holdings, an affiliate of certain of our directors, in exchange for certain common stock purchase warrants, conditioned upon the effectiveness of the Merger.

The issuance of WMIH’s common stock to Nationstar shareholders under the Merger Agreement will be dilutive to WMIH shareholders

Under the terms of the Merger Agreement, it is expected that WMIH will issue approximately 400.7 million shares of WMIH common stock to Nationstar shareholders at the closing of the Merger, which will reduce the ownership by WMIH shareholders in the combined company to approximately 64%.

WMIH may not be able to obtain its preferred form of financing to consummate the Merger, and the terms of the financing may be less favorable to WMIH than expected, depending on market conditions (although subject to committed terms).

There is no financing condition under the Merger Agreement, which means that if the conditions to closing are otherwise satisfied or waived, WMIH is obligated to consummate the Merger whether or not it has sufficient funds to pay the consideration under the Merger Agreement. WMIH currently intends to use escrowed funds and also finance a portion of the cash portion of the Merger consideration, repay and redeem certain outstanding indebtedness of Nationstar and its subsidiaries and pay related fees and expenses in connection with the Merger using a combination of proceeds from the issuance of debt securities (or, to extent such debt securities are not issued, borrowings under a high-yield bridge credit facility), borrowings under a 364-day credit facility, and cash on hand. Although WMIH has obtained $2.75 billion in debt commitments from certain lenders in connection with its financing plan, such commitment is subject to a number of conditions and WMIH cannot provide any assurances that it will be able to close the financing as anticipated. In addition, although the debt commitment letter for the financing specifies a number of terms for the different facilities, WMIH retains some exposure to changes in pricing and other terms based on market conditions at the time the financing is consummated, which could result in less favorable terms for the financing than expected (although subject to committed terms). If terms for the debt financing are less favorable than expected, financing costs could increase, potentially significantly, and WMIH’s financing or operating flexibility may be constrained. If WMIH cannot close on any element of its financing plan, it will need to pursue other financing options, which may result in less favorable financing terms that could increase costs and/or materially adversely affect the credit rating or financing and operating flexibility of the combined company.

Any legal proceedings or governmental inquiries in connection with the Nationstar Transaction, the outcomes of which are uncertain, could delay or prevent the completion of the Nationstar Transaction.

In connection with the Nationstar Transaction, plaintiffs may file lawsuits against WMIH or Nationstar and/or the directors and officers of either company. In addition, either company may face inquiries from governmental entities in connection with the Nationstar Transaction. The outcome of such litigation or governmental inquiry is uncertain. Such legal proceedings or governmental inquiries could also prevent or delay the completion of the Nationstar Transaction and result in additional costs to us.  One of the conditions to completion of the Merger is the absence of any injunctions or laws that prevents, makes illegal or prohibits the consummating the transactions contemplated under the Merger Agreement. Accordingly, if a plaintiff is successful in obtaining a judgment prohibiting completion of the Nationstar Transaction, then such judgment may prevent the Nationstar Transaction from being completed, or from being completed within the expected time frame.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Seattle, Washington. We lease office space for our Company personnel.

Item 3.	Legal Proceedings.

As of December 31, 2017, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

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

The following table shows the range of reported high and low daily closing prices for WMIH’s common stock for each full quarterly period during the years ended December 31, 2017 and December 31, 2016, from The Nasdaq Capital Market exchange.

Period	High	Low
Fourth Quarter – 2017	$1.00	$0.61
Third Quarter – 2017	$1.30	$0.95
Second Quarter – 2017	$1.55	$1.10
First Quarter – 2017	$1.55	$1.10
Fourth Quarter – 2016	$2.28	$1.30
Third Quarter – 2016	$2.49	$2.22
Second Quarter – 2016	$2.39	$2.11
First Quarter – 2016	$2.58	$2.14

On February 28, 2018, the price of WMIH’s common stock traded on Nasdaq ranged from a high of $1.31 per share to a low of $1.23 per share.

Holders

As of February 28, 2018, there were approximately 7,669 stockholders of record of WMIH’s common stock. This does not reflect holders who beneficially own WMIH’s common stock held in nominee or street name.

Dividends

We have not declared or paid any dividends on WMIH’s common stock since the Effective Date. So long as any share of Series B Preferred Stock remains outstanding, no dividend shall be paid on WMIH’s common stock unless and until all accrued and unpaid regular dividends on all outstanding shares of Series B Preferred Stock have been declared and paid in full. Except for stock dividend payments on the Series B Preferred Stock, we do not anticipate paying any dividends on WMIH’s capital stock at this time or for the foreseeable future. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. See also “Dividend Policy” under Note 2: Significant Accounting Policies, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K and Note 8: Financing Arrangements, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

Sales of Unregistered Equity Securities

On March 19, 2012, WMIH issued 200,000,000 shares of its common stock.  The Company relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act the issuance of the new securities.

On October 18, 2012, WMIH issued a total of 1,156,078 restricted shares of its common stock under the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) to outside directors. On August 13, 2013, 686,273 restricted shares of WMIH’s common stock were issued under the 2012 Plan to outside directors. The restricted shares vest in three equal installments commencing on the date of grant over a three year period (subject to continued service as a director through each vesting date and subject to certain stock ownership guidelines in which the director must at all times during service on the Board hold shares of WMIH’s common stock equal to 50% of the aggregate number of shares awarded to the director as director compensation and that have vested, and such shares may not be sold without the prior approval of the Compensation Committee). Effective February 10, 2014, we increased the number of shares reserved and available for awards under our 2012 Plan from 2.0 million to 3.0 million shares of WMIH’s common stock and issued 250,000 restricted shares to members of our Corporate Strategy and Development Committee and Michael Willingham, the current Chairman of the Board’s Audit Committee and former Chairman of the Board. On June 4, 2014, 250,894 restricted shares of WMIH’s common stock were issued under the 2012 Plan to our outside directors.  Effective February 25, 2015, we increased the number of shares authorized and available for awards under the 2012 Plan from 3.0 million to 12.0 million shares of WMIH’s common stock, subject to approval of stockholders of WMIH, which approval was subsequently received on April 28, 2015 at our annual meeting. On April 28, 2015, 269,234 restricted shares of WMIH’s common stock were issued under the 2012 Plan to outside directors. On May 15, 2015, WMIH issued a total of 3,555,556 restricted shares (1,777,778 restricted stock grants each) to William C. Gallagher and Thomas L. Fairfield under the 2012 Plan. On June 1, 2016, 212,765 restricted shares of WMIH’s common stock were issued under the 2012 Plan to outside directors. On June 1, 2017, 333,332 restricted shares of WMIH’s common stock were issued under the 2012 Plan to outside directors. We issued these shares relying on Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder.

1,000,000 shares of Series A Preferred Stock, and warrants to purchase 61,400,000 shares of WMIH’s common stock were issued effective January 30, 2014, in reliance on Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder.

In connection with the Series B Preferred Stock Financing, 600,000 shares of Original Series B Preferred Stock were issued effective January 5, 2015 in reliance on Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder.  As more fully described in Note 15: Subsequent Events, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K, on December 11, 2017, we announced an amendment of the Original Series B Preferred Stock, which amendment became automatically effective at 12:00 a.m., New York City time, on January 5, 2018, and effected an exchange of the previously outstanding Original Series B Preferred Stock for shares of Series B Preferred Stock.  The Series B Preferred Stock that has been issued as a result of the Series B Amendment is in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act.

Performance Graph

The following graph shows the cumulative total stockholder return for WMIH’s common stock during the period from December 31, 2012 to December 31, 2017. The chart also shows the cumulative returns of (a) the Standard & Poor’s 500 Index (“S&P 500”) and (b) an index of two peer companies selected by the Company. The peer group is comprised of the following companies: MGIC Investment Corporation and Radian Group Inc. This peer group index will be subject to occasional change as WMIH or its competitors change their focus, merge or are acquired, undergo significant changes, or as new competitors emerge. The comparison assumes $100 was invested on the Effective Date, in WMIH’s common stock and in each of the indices shown and assumes that all dividends were reinvested.

The comparisons are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of WMIH’s common stock.

Date	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
S&P 500	$100	$132	$150	$153	$171	$208
WMIH	$100	$336	$244	$308	$185	$101
Peer	$100	$278	$312	$278	$337	$442

Tax Attribute Preservation Provision

In order to preserve valuable tax attributes following emergence from bankruptcy, restrictions are included in our Certificate of Incorporation on transfers of WMIH’s common stock. Until the Restriction Release Date (as defined in our Certificate of Incorporation), unless approved by our Board, any attempted transfer of WMIH’s common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) either (i) any person or group of persons shall become a “Substantial Holder” of WMIH (as defined in the Certificate of Incorporation); or (ii) the ownership interest of any Substantial Holder shall be increased. Additionally, until the Restriction Release Date, Substantial Holders cannot dispose of WMIH’s common stock without the consent of our Board.

Item 6.	Selected Financial Data.
(in thousands, except share and per share amounts)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Statement of Operations Data:
Revenues:
Premiums earned	$1,220	$3,147	$5,121	$7,169	$10,946
Net investment income (loss)	6,670	2,249	879	1,379	(778)
Total revenues	7,890	5,396	6,000	8,548	10,168
Operating expenses:
Losses and loss adjustment expense (benefit)	19	(669)	(1,115)	3,281	(6,159)
Ceding commission expense	137	306	456	653	1,325
General and administrative expense	14,457	7,043	20,940	6,526	5,665
Loss contract reserve value change	(5,645)	(3,978)	(2,926)	(33,770)	(5,898)
(Gain) loss from contract termination	(383)	—	—	6,563	—
Interest expense	1,788	2,616	3,702	22,225	14,897
Total operating expense	10,373	5,318	21,057	5,478	9,830
Net operating (loss) income	(2,483)	78	(15,057)	3,070	338
Other (income) and expense:
Other income	(123)	(123)	(7,845)	—	—
(Gain) loss on change in fair value of derivative embedded conversion feature	(28,242)	(201,499)	54,621	—	—
Total other (income) expense	(28,365)	(201,622)	46,776	—	—
Income (loss) before income taxes	25,882	201,700	(61,833)	3,070	338
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	25,882	201,700	(61,833)	3,070	338
Redeemable convertible series B preferred stock dividends	(18,050)	(18,000)	(17,748)	—	—
Preferred deemed dividend	—	—	—	(9,455)	—
Net income (loss) attributable to common and participating stockholders	$7,832	$183,700	$(79,581)	$(6,385)	$338
Basic net income (loss) per share attributable to common and participating stockholders	$0.01	$0.33	$(0.39)	$(0.03)	$0.00
Shares used in computing basic net income (loss) per share	202,595,288	202,270,887	201,746,613	200,869,928	200,304,068
Diluted net income (loss) per share attributable to common and participating stockholders	$0.01	$0.30	$(0.39)	$(0.03)	$0.00
Shares used in computing diluted net income (loss) per share	212,660,917	235,406,360	201,746,613	200,869,928	200,304,068

Statement of cash flow data:
Net cash (used in) provided by
Operating activities	$(6,417)	$(6,537)	$(14,180)	$(31,249)	$(50,351)
Investing activities	73,048	21,980	(39,127)	156,159	51,292
Financing activities	(36,824)	(20,969)	554,215	(56,555)	(31,841)

Balance Sheet data (as of end of period):
Cash and cash equivalents	$26,709	$2,491	$9,924	$78,009	$11,986
Restricted cash	578,936	573,347	571,440	2,447	115
Derivative asset - embedded conversion feature	—	80,651	—	—	—
Total assets	614,121	736,190	685,060	156,139	267,638
Notes payable - principal	—	18,774	21,743	31,220	105,502
Losses and loss adjustment reserves	474	811	5,063	18,947	44,314
Loss contract reserve	—	5,645	9,623	12,549	46,319
Derivative liability - embedded conversion feature	—	—	120,848	—	—
Other liabilities	16,303	14,063	14,357	3,021	1,218
Total liabilities	16,816	39,841	173,069	67,909	202,509
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000, 600,000, 600,000, zero and zero shares issued and outstanding as of December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $600,000,000, $600,000,000, $600,000,000, zero and zero as of December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013, respectively	503,713	502,213	502,213	—	—
Total stockholders’ equity	$93,592	$194,136	$9,778	$88,230	$65,129

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K. The following is a discussion and analysis of our results of operations for the periods ended December 31, 2017, 2016 and 2015 and our financial condition as of December 31, 2017 and December 31, 2016 (dollars in thousands, except share and per share data and as otherwise indicated).

References as used herein, unless the context requires otherwise, to (i) the “Company,” “we,” “us,” or “our” refer to WMIH Corp. (formerly WMI Holdings Corp.) and its subsidiaries on a consolidated basis; (ii) “WMIH” refers only to WMIH Corp., without regard to its subsidiaries; (iii) “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries; (iv) “WMMRC” refers to WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); and (v) “WMIIC” refers to WMI Investment Corp. (formerly, a wholly-owned subsidiary of WMIH).

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

OVERVIEW

Our Business Strategy and Operating Environment

WMIH Corp. (“WMIH”) is a corporation duly organized and existing under the laws of the State of Delaware.  On May 11, 2015, WMIH merged with its parent corporation, WMI Holdings Corp., a Washington corporation (“WMIHC”), with WMIH as the surviving corporation in the merger. This transaction occurred as part of the reincorporation of WMIHC from the State of Washington to the State of Delaware effective May 11, 2015.

WMIH, formerly known as WMI Holdings Corp. (“WMIHC”) and Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC”) and, until its dissolution on January 18, 2017, as more fully described in Item 1 under “WMIIC” of Part I of this Annual Report on Form 10-K and in Note 15: Subsequent Events, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K, WMI Investment Corp. (“WMIIC”), which had no operations, assets or liabilities since we emerged from bankruptcy. Since emergence from bankruptcy on March 19, 2012 (the “Effective Date”), we have had limited operations other than WMMRC’s legacy reinsurance business, which is being operated in runoff mode. We continue to operate WMMRC’s business in runoff mode, and our primary strategic objective has been to identify and consummate one or more acquisitions of an operating business, either through a merger, purchase, business combination or other form of acquisition, and grow our business.

We have sought to identify and evaluate acquisition opportunities of varying sizes across an array of industries for the purpose of facilitating an acquisition of one or more operating businesses.  WMIH has worked with our strategic partner, an affiliate of KKR & Co. LP, to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities.  During the year ended December 31, 2017, we focused primarily on acquisition targets in the financial services industry, including companies with consumer finance, commercial finance, specialty finance, leasing and insurance operations.

On February 12, 2018, WMIH, Nationstar Mortgage Holdings Inc., a Delaware corporation that is currently listed on the New York Stock Exchange under the ticker “NSM” (“Nationstar”), and Wand Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of WMIH (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Nationstar (the “Nationstar Transaction” or the “Merger”), with Nationstar continuing as the surviving corporation and a wholly-owned subsidiary of WMIH. The Merger has been unanimously approved by the boards of directors of WMIH and Nationstar. The Merger is expected to close in the second half of 2018.

With respect to our current operations, the Company operates a single business through its subsidiary, WMMRC, whose sole activity is the reinsurance of mortgage insurance policies. WMMRC has been operated in runoff mode since September 26, 2008. Since that date, WMMRC has not underwritten any new policies (and by extension any new risk). WMMRC, through predecessor companies, began reinsuring risks in 1997 and continued reinsuring risks through September 25, 2008.

All of WMMRC’s reinsurance agreements are on an excess of loss basis, except for a certain reinsurance treaty with Genworth Mortgage Insurance Corporation entered into during 2007, which is reinsured on a 50% quota share basis. Pursuant to the excess of loss reinsurance treaties, WMMRC reinsures a second loss layer which ranges from 5% to 10% of the risk in force in excess of the primary mortgage insurer’s first loss percentages which range from 4% to 5%. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25% to 40%.

WMMRC commuted three reinsurance agreements in 2009, 2012, and 2014, respectively, and the related trust assets were distributed in accordance with the commutation agreements. On October 23, 2017, WMMRC’s reinsurance agreement with Radian Guaranty Incorporated was commuted and the related trust assets were released to WMMRC.  As of December 31, 2017, WMMRC had three remaining reinsurance agreements.  On February 2, 2018, the reinsurance agreement between WMMRC and Republic Mortgage Insurance Company was terminated in accordance with its terms.  See Note 15: Subsequent Events to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.  We also may seek opportunities to commute one or more of WMMRC’s remaining reinsurance agreements, with a view toward accelerating the distribution of capital in excess of the amounts needed to pay claims.

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

Segments

The Company manages its business on the basis of one operating segment, mortgage reinsurance, in accordance with GAAP. Within the mortgage reinsurance segment, our current risks arise solely from the reinsurance of mortgage insurance policies that were placed on certain residential mortgage loans prior to bankruptcy of WMI. The majority of these policies were required by mortgage lenders as a stipulation to approve the mortgage loans. The mortgage insurance policies protect the beneficiaries of the policy from all or a portion of default-related losses.

Overview of Revenues and Expenses

Because WMIH has no current significant operations of its own, its cash flow is derived almost entirely from earnings on its investment portfolio, and payments it receives from, and dividends paid by, WMMRC. All dividends received by WMIH from WMMRC that constitute Runoff Proceeds, historically, were required to be paid to holders of WMIH’s Second Lien Notes in accordance with the terms of the Second Lien Indenture as described below in this Item 7 under “Redeemed Notes.” As of September 29, 2017, the Second Lien Notes were fully redeemed by the Company and the Second Lien Indenture was satisfied and discharged. As a result, all funds that were formerly deemed to be Runoff Proceeds under the Second Lien Indenture and therefore required to be used for payment on the Runoff Notes will now be available for general corporate purposes upon distribution by WMMRC to WMIH.

WMMRC’s revenues consist primarily of the following:

•	net premiums earned on reinsurance contracts;
•	positive changes to (and corresponding releases from) loss reserves; and
•	net investment income on WMMRC’s investment portfolio.

WMMRC’s expenses consist primarily of the following:

•	underwriting expenses; and
•	general and administrative expenses.

Results of Operations for the years ended December 31, 2017, 2016 and 2015

For the year ended December 31, 2017, we reported a net operating loss of $2.5 million. This result compares to net operating income of $0.1 million and a net operating loss of $15.1 million for the years ended December 31, 2016 and December 31, 2015, respectively.

For the year ended December 31, 2017 we reported net income attributable to common and participating stockholders of $7.8 million. This result compares to net income attributable to common and participating stockholders of $183.7 million for the year ended December 31, 2016, and to net loss attributable to common and participating stockholders of $79.6 million for the year ended December 31, 2015. This $175.9 million negative change and $263.3 million positive change in financial results when comparing the year ended 2017 to 2016, and the year ended 2016 to 2015, respectively, is primarily due to the change in fair market value of an embedded derivative.  The embedded derivative was recorded as a result of the variable conversion feature in our Original Series B Preferred Stock and the change in fair market value is reflected as the other income or expense item “change in fair value of derivative embedded conversion feature” which resulted in $28.2 million of other income, $201.5 million of other income and $54.6 million of other expense for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.  The net impact on the financial results from the change in fair value of the embedded derivative over the three years ended December 31, 2017 it has existed was net other income of  $175.1 million which also increased equity through retained earnings. The fair market value of the embedded derivative was determined to be $108.9 million at December 31, 2017, however, as a result of the amendment of the Original Series B Preferred Stock, the embedded derivative was determined, due to modification, to no longer exist and the December 31, 2017 fair market value of $108.9 million was reclassified as a reduction of equity.  The net impact to equity between 2015 and 2017 from the embedded derivative is therefore an increase of $66.2 million which was the original fair market value recorded in 2015 at the time of issuance of the Original Series B Preferred Stock. The embedded derivative impact was solely attributable to changes in fair value of the derivative embedded conversion feature and were non-cash items. Fluctuations in the price of WMIH’s common stock directly impacted the fair value of the derivative instrument. The fair value of this derivative instrument was analyzed in each reporting period. Any change in fair value of the embedded conversion feature impacted other income or expense, as the case may be, in the applicable reporting period.  In the future, as a result of the Series B Amendment, there will be no change to the fair value of this derivative instrument as, due to modification, it was determined to no longer exist and was reclassified to equity. For additional details on the derivative embedded conversion feature, see Note 9: Capital Stock and Derivative Instruments, Note 13: Fair Value Measurement and Note 15: Subsequent Events to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.  The dividends related to the Original Series B Preferred Stock totaled $18.1 million, $18.0 million and $17.7 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

Over the last three years, WMMRC has experienced decreased revenues due to various factors, including operating in runoff mode, commutations of certain reinsurance agreements, and general economic conditions, which has been partially offset by increases in investment income. We expect this trend to continue. The primary changes that gave rise to a net operating loss in the year ended December 31, 2017, net operating income in the year ended December 31, 2016 and a net operating loss in the year ended December 31, 2015, included a significant increase in the benefit from changes in the value of our loss contract reserve and a significant decrease in general and administrative costs during the year ended December 31, 2016, when compared to the years ended December 31, 2017 and December 31, 2015, as described below.  In addition, interest expense has decreased when comparing the years ended December 31, 2017 and December 31, 2016 as compared to the year ended December 31, 2015 due to the payoff of our First Lien Notes and Second Lien Notes. As a result of fresh start accounting we recorded reserves for loss contracts and premium deficiency reserves relative to WMMRC.  The impact of the release of the loss contract reserve provided a significant portion of the improvement in our operating results during the years ended December 31, 2017 and December 31, 2016.  The impact of the release of the premium deficiency reserves is significant in that it results in reduced underwriting expenses.   Such reduction in underwriting expenses is primarily a result of improvements in general economic conditions and, specifically, improvements in the overall real estate market. These improvements resulted in lower than expected incurred losses by WMMRC. The components that gave rise to a net operating loss in the year ended December 31, 2017, net operating income in the year ended December 31, 2016 and a net operating loss in the year ended December 31, 2015, are described in the tables below under the Net Income (Loss) section.

Total revenue for the year ended December 31, 2017 was $7.9 million compared to $5.4 million and $6.0 million for the years ended December 31, 2016 and 2015, respectively. The change in revenues, including the $2.5 million increase between 2017 and 2016 and the $0.6 million revenue decrease between 2016 and 2015, are largely attributable to managing the operations of WMMRC in runoff mode offset by increased investment income. The premium revenue reduction has been offset by an increase in investment income of $4.4 million and $1.4 million during the years ended December 31, 2017 and December 31, 2016, respectively. In addition, because WMMRC is operating in runoff mode, we expect premiums earned revenue to continue to decrease, as no new business is being undertaken.

WMIH received other income in the amount of $0.1 million, $0.1 million and $7.8 million, respectively, in the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively, as a result of the settlement by the Trust of the D&O Litigation and distribution, by the Trust, of litigation proceeds to WMIH, which is further described in Note 6: Service Agreements and Related Party Transactions, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K and in this Item 7 under “Contractual Obligations, Commitments and Contingencies.”  Due to the contingent nature of any further distribution of litigation proceeds by the Trust, there can be no assurance that WMIH will receive any distributions on account of litigation proceeds from the Trust in the future, as described further below in this Item 7 under “Contractual Obligations, Commitments and Contingencies.”

Underwriting expenses (defined as losses, loss adjustment expenses and ceding commission expenses) totaled $0.2 million for the year ended December 31, 2017, resulting in a negative change of $0.6 million and $0.9 million, respectively, compared to underwriting recoveries of $0.4 million and $0.7 million, respectively, for the years ended December 31, 2016 and 2015.  These changes in recoveries and expense are related to the operation of WMMRC in runoff mode and the corresponding decrease in premium earned revenue and change in premium deficiency reserves. The premium deficiency reserve remained unchanged during the year ended December 31, 2017 and decreased by $0.5 million and $1.5 million during the years ended December 31, 2016 and December 31, 2015. The premium deficiency reserve was approximately $2.3 million as of December 31, 2014 compared to approximately $0.3 million, $0.3 million and $0.8 million as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively.  As more fully described in Note 2: Significant Accounting Policies to our consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves based on ceded case reserves and incurred but not recorded (“IBNR”) loss levels reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its aggregate liability for unpaid losses and loss adjustment expenses at period end represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of December 31, 2017, the loss contract reserve was analyzed and determined to have a value of zero compared to $5.6 million and $9.6 million at December 31, 2016 and December 31, 2015, respectively.   The loss contract reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization. The decrease in the loss contract reserve during the years ended December 31, 2017, 2016 and 2015 totaled $5.6 million, $4.0 million and $2.9 million, respectively, and resulted in a corresponding decrease in expense of the same amount during the respective periods.  The loss contract reserve is expected to remain at zero due to the runoff nature of WMMRC and the earlier than projected timing of assets being released from trust accounts held at WMMRC.

For the year ended December 31, 2017, our investment portfolio reported net investment income of $6.7 million, as compared to net investment income of $2.2 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively. The components of the investment income are more fully described below in the Net Investment Income section. The primary variances occurred due to changes in the interest rate environment, including improved short-term returns.

General and Administrative Expenses

For the year ended December 31, 2017, our general and administrative expenses totaled $14.5 million, compared to $7.0 million and $20.9 million during the same periods in 2016 and 2015, respectively. We experienced elevated amounts of general and administrative expenses in 2017 and 2015, as compared to the same periods in 2016. The 2017 increased costs were primarily due to fees and expenses incurred in connection with our efforts to amend the Original Series B Preferred Stock and the evaluation of several potential acquisition opportunities.  The 2015 increase was primarily the result of our efforts to evaluate, structure, negotiate and finance an acquisition which was not completed, satisfy the Original Series B Preferred Stock post-closing covenants, including our reincorporation from Washington to Delaware, make effective a resale registration statement on Form S-3 and list WMIH’s shares of common stock on The Nasdaq Capital Market.

Interest Expense

For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we incurred $1.8 million, $2.6 million and $3.7 million of total interest expense, respectively, all of which was payable on the outstanding principal amount of the Runoff Notes. The amount of runoff interest expense continued to decrease each year, as expected, due to the fact that the outstanding Runoff Notes were reduced each year.  The First Lien Notes were fully redeemed on April 15, 2015, and the Second Lien Notes were fully redeemed on September 29, 2017. The Indentures pertaining to these Notes were satisfied and discharged.

Gain (Loss) on Change in Fair Value of Derivative

The fair value of the derivative embedded conversion feature was revalued each reportable balance sheet date with the decrease or increase, as the case may be, in fair value being reported in the consolidated statements of operations as gain or (loss) on change in fair value of derivative embedded conversion feature. The primary factors affecting the fair value of the embedded conversion feature were the probability of a Qualified Acquisition occurring and the timing related thereto; our stock price; and our stock price volatility. As of and for the year ended December 31, 2017, the fair value of the derivative asset decreased by a total of $80.7 million due to a reclassification of the final December 31, 2017 fair market value of $108.9 million to equity, due to its modification, and the fair market value change of $28.2 million being recorded as other income. The fair market value of the embedded derivative on January 5, 2015, the date the Original Series B Preferred Stock was issued, totaled $66.2 million.  This amount reduced the carrying value of the Original Series B Preferred Stock and continues to reduce the recorded value. During the year ended December 31, 2016, the fair value increased by $201.5 million resulting in a gain and the derivate liability becoming a derivative asset.  During the year ended December 31, 2015, the fair value of the derivative liability increased by $54.6 million resulting in the recognition of a loss of the same amount.

Net Income (Loss)

Net operating loss for the year ended December 31, 2017 totaled $2.5 million compared to net operating income of $0.1 million for the year ended December 31, 2016 and a net operating loss of $15.1 million for the year ended December 31, 2015.

For the year ended December 31, 2017, we reported net income attributable to common and participating stockholders of $7.8 million. This result compares to $183.7 million of net income attributable to common and participating stockholders for the year ended December 31, 2016 and to net loss attributable to common and participating stockholders of $79.6 million for the year ended December 31, 2015.

The primary factors impacting the change in net operating (loss) income and net income (loss) attributable to common and participating stockholders for the year ended December 31, 2017 compared to the results of operations for the year ended December 31, 2016, and for the year ended December 31, 2016 compared to the results of operations for the year ended December 31, 2015, are summarized in the tables below.

Year ended December 31, 2017 versus year ended December 31, 2016 summary of change in net operating (loss) income and net income (loss) attributable to common and participating stockholders (in thousands):

	Year ended December 31, 2017	Year ended December 31, 2016	Percentage change favorable (unfavorable)	Dollar value change favorable (unfavorable)
Net revenues	$7,890	$5,396	46%	$2,494
Underwriting expense (benefit) (net)	156	(363)	(143%)	(519)
General and administrative expenses	14,457	7,043	(105%)	(7,414)
Loss contract reserve reduction	(5,645)	(3,978)	42%	1,667
Gain from contract termination	(383)	—	N/A	383
Interest expense	1,788	2,616	32%	828
Net operating (loss) income	(2,483)	78	(3,283%)	(2,561)
Other income	123	123	0%	—
Gain on change in value of derivative embedded conversion feature	28,242	201,499	(86%)	(173,257)
Redeemable convertible series B preferred stock dividends	(18,050)	(18,000)	(0%)	(50)
Net income (loss) attributable to common and participating stockholders	$7,832	$183,700	(96%)	$(175,868)

Year ended December 31, 2016 versus year ended December 31, 2015 summary of change in net operating income (loss) and net income (loss) attributable to common and participating stockholders (in thousands):

	Year ended
	December 31, 2016	December 31, 2015	Percentage change favorable (unfavorable)	Dollar value change favorable (unfavorable)
Net revenues	$5,396	$6,000	(10%)	$(604)
Underwriting (benefit) (net)	(363)	(659)	(45%)	(296)
General and administrative expenses	7,043	20,940	66%	13,897
Loss contract reserve reduction	(3,978)	(2,926)	36%	1,052
Interest expense	2,616	3,702	29%	1,086
Net operating income (loss)	$78	$(15,057)	101%	$15,135
Other income	123	7,845	(98%)	(7,722)
Gain (loss) on change in value of derivative embedded conversion feature	201,499	(54,621)	469%	256,120
Redeemable convertible series B preferred stock dividends	(18,000)	(17,748)	(1%)	(252)
Net income (loss) attributable to common and participating stockholders	$183,700	$(79,581)	331%	$263,281

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

Net Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Premiums assumed	$989	$2,656	$4,788
Change in unearned premiums	231	491	333
Premiums earned	$1,220	$3,147	$5,121

For the year ended December 31, 2017, premiums earned totaled $1.2 million, a decrease of $1.9 million and $3.9 million when compared to premiums earned of $3.1 million and $5.1 million during the years ended December 31, 2016 and December 31, 2015, respectively. The primary factors contributing to these decreased premiums relate to WMMRC continuing to operate in runoff mode. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode. To the extent WMMRC effects a commutation of one or more of its remaining reinsurance agreements, it would no longer earn net premiums on commuted reinsurance agreements.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the years ended December 31, 2017, 2016 and 2015, are provided in the following table:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Losses and loss adjustment expense (benefit)	$19	$(669)	$(1,115)

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

For the years ended December 31, 2017, 2016 and 2015, the loss or benefit ratios for our business were a loss ratio of 2% and benefit ratios of 21% and 22%, respectively. The loss or benefit ratio is calculated by dividing incurred benefit or losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. Loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Beginning in 2013, a majority of WMMRC’s reinsurance arrangements for the 2006 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Case-basis reserves	$151	$553
IBNR reserves	1	—
Premium deficiency reserves	322	258
Total losses and loss adjustment reserves	$474	$811

Losses and loss adjustment reserve activity are as follows for the periods ended December 31, 2017 and 2016, respectively:

	Year ended December 31, 2017	Year ended December 31, 2016
Balance at beginning of period	$811	$5,063
Incurred (released) - prior periods	19	(669)
Paid or terminated - prior periods	(356)	(3,583)
Total losses and loss adjustment reserves	$474	$811

Net Investment Income

A summary of our net investment income for the years ended December 31, 2017, 2016 and 2015, respectively, is as follows:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(116)	$(227)	$(574)
Investment income on fixed-maturity securities	428	921	1,324
Interest income on cash and cash equivalents	6,481	1,572	268
Realized net (loss) gain from sale of investments	(68)	24	324
Unrealized (loss) on cash equivalents held at period end	(116)	—	—
Unrealized gain (loss) on trading securities held at period end	61	(41)	(463)
Net investment income	$6,670	$2,249	$879

Federal Income Taxes

The Company has no current tax liability due as a result of its tax loss position for the years ended December 31, 2017, 2016, and 2015. More detailed information regarding the Company’s tax position including net operating loss (“NOL”) carry forwards is provided in Note 5: Income Taxes, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying the current tax rate to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to mortgage insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the periods ending December 31, 2017, 2016, and 2015 associated with the Company’s tax liability from the preceding years.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, changes in the value of loss contract reserves and embedded derivatives, net operating losses, and unrealized gains and losses on investments.

We believe WMIH experienced an ownership change under Section 382 of the Code in connection with the bankruptcy plan becoming effective. Prior to emergence from bankruptcy, WMI abandoned the stock of Washington Mutual Bank, thereby generating a worthless stock deduction of approximately $8.4 billion, which gives rise to a NOL carry forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry forward at December 31, 2017 was approximately $6.0 billion, and at December 31, 2017, we believe that there was no limit under Section 382 of the Code on the use of these NOLs. As of December 31, 2017 and 2016, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act which reforms U.S. Tax legislation and related laws. One of the provisions of the new tax law reduces the Company’s U.S. federal corporate income tax rate from 35% to 21%. Our deferred tax assets, although fully reserved, have been revalued at the lower rate as of December 31, 2017, resulting in a reduction of the deferred tax asset of $842.9 million and a corresponding change in the related valuation allowance. The Company continues to evaluate the impact of the new tax law on its financial condition and results of operations.

Investments

General

We hold investments at both WMIH and WMMRC and the two portfolios consist entirely of fixed income instruments, excluding funds in overnight money market instruments, totaling $3.7 million and $76.8 million at December 31, 2017 and December 31, 2016, respectively. In addition, at December 31, 2017 and December 31, 2016, the Company held zero and $0.4 million of restricted cash, respectively, in the Collateral Account established by the Company as required under the Indentures for the benefit of holders of Runoff Notes. The Company held $578.9 million and $572.9 million of restricted cash from the Series B Preferred Stock Financing in its escrow account at December 31, 2017 and December 31, 2016, respectively.

The value of the consolidated Company’s total cash and investments decreased during the past year.  Cash and investments, which excludes restricted cash of $578.9 million and $573.3 million at December 31, 2017 and December 31, 2016, respectively, totaled $34.6 million and $81.5 million at December 31, 2017 and December 31, 2016, respectively. The primary factors that contributed to this decrease in investments were (i) the payment of a total of $18.0 million in Original Series B Preferred Stock cash dividends during the 2017 fiscal year; and (ii) the payment of $18.8 million to fully redeem the Second Lien Runoff Notes.

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

During the years ended December 31, 2017 and 2016, we transferred $2.4 million and $11.0 million, respectively, of corporate securities that mature within 12 months from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our investment securities.

WMIH

WMIH’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income in the consolidated statements of operations.  At December 31, 2017 and December 31, 2016, WMIH had zero and $45.0 million, respectively, of investments in obligations of U.S. government sponsored enterprises.  WMIH also had $21.2 million and $2.1 million cash and cash equivalents at December 31, 2017 and December 31, 2016, respectively.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the consolidated statements of operations. At December 31, 2017, 42.9% of WMMRC’s cash and investments were held in three trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, excluding funds in overnight money market instruments, was valued at approximately $3.7 million and $31.9 million at December 31, 2017 and 2016, respectively. At December 31, 2017, 100% of the portfolio consisted of securities that will mature within the next 12 months. WMMRC also had $9.7 million of cash and cash equivalents at December 31, 2017.

Liquidity and Capital Resources

General

WMIH is organized as a holding company and has limited operations of its own. With respect to its own operations, WMIH’s primary cash needs in 2017 consisted of $18.0 million of cash dividends on the Original Series B Preferred Stock and general and administrative expenses and costs related to possible acquisitions and payments of principal and interest on the Runoff Notes totaling $18.8 million. The amendment of the Original Series B Preferred Stock, effective January 5, 2018, eliminated the requirement to pay cash dividends on the Series B Preferred Stock. Additionally, principal and interest payments on the “Runoff Notes” described below in this Item 7 under “Redeemed Notes” will not be an ongoing use of cash as the Runoff Notes have been paid in full.

In addition, our significant business operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs, but is being operated in runoff and has not written any new business since September 26, 2008. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIH does not currently expect to pay dividends on its common stock.

WMMRC may seek opportunities to commute one or more of its remaining reinsurance agreements, with a view toward accelerating the distribution of trust assets in excess of the amount needed to pay claims.  There can be no assurance that any such commutations will be consummated, or if so, on what terms.

Subsequent to January 5, 2018, we are required (if and when declared by our Board) to pay cumulative regular dividends on the outstanding Series B Preferred Stock in common stock, at an annual rate of 5% of the liquidation preference of $1,000 per share. WMIH has declared and paid $18.0 million of cash dividends on its Original Series B Preferred Stock for each of the years ended December 31, 2017 and 2016 and paid $17.7 million for the year ended December 31, 2015 based on the dividend rate of 3%. Accrued dividends of approximately $0.8 million, $0.7 million and $0.7 million were outstanding as of December 31, 2017, 2016 and 2015, respectively.

On February 12, 2018, WMIH, Nationstar and Merger Sub entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Nationstar, with Nationstar continuing as the surviving corporation and a wholly-owned subsidiary of WMIH.  Subject to the terms and conditions of the Merger Agreement, at the Effective Time of the Merger and as a result of the Merger, each share of Nationstar’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned, directly or indirectly, by Nationstar, WMIH or Merger Sub or by any Nationstar stockholder who properly exercises and perfects appraisal of his, her or its shares under Delaware law) will be converted into the right to receive, at the election of the holder of such share, (i) $18.00 per share in cash, without interest, or (ii) 12.7793 shares of validly issued, fully paid and nonassessable shares of WMIH common stock, subject in each case to pro rata cutbacks to the extent cash or stock is oversubscribed (the “Merger Consideration”). The aggregate amount of cash to be paid as Merger Consideration in the Merger is approximately $1.2 billion.  The Merger is expected to close in the second half of 2018, subject to regulatory approvals and customary closing conditions.

WMIH currently plans to fund the cash component of the Merger Consideration, the repayment of approximately $1.9 billion of outstanding senior unsecured notes of Nationstar and its subsidiaries, and the payment of fees and expenses related to the Merger through a combination of escrowed funds, cash on hand, proceeds from the issuance of debt securities, and borrowings under credit facilities. WMIH has obtained $2.75 billion in debt commitments from certain lenders in connection with its financing plan, which commitment is subject to customary terms and conditions. Although the debt commitment letter for the financing specifies a number of terms for the different facilities, WMIH retains some exposure to changes in pricing and other terms based on market conditions at the time the financing is consummated, which could result in less favorable terms for the financing than expected (although subject to committed terms). Upon the closing of the Nationstar Transaction, all of the outstanding Series B Preferred Stock will be mandatorily converted into WMIH Common Stock at a price of $1.35 per share, and holders of Series B Preferred Stock will be entitled to a special, one-time distribution of WMIH Common Stock and accrued and unpaid dividends payable in WMIH Common Stock.

If we do not consummate the Nationstar Transaction or another Qualified Acquisition, or take other actions to extend the redemption date applicable to, or to refinance or modify the terms of, the Series B Preferred Stock, then we are obligated to redeem any outstanding Series B Preferred Stock on the Series B Redemption Date provided, if prior to the Series B Redemption Date we have publicly announced that WMIH has entered into a definitive agreement for an Acquisition, the Series B Redemption Date will be extended to the earlier of April 5, 2020 and the day immediately following the date such definitive agreement is terminated or the date such Acquisition is closed. All or a portion of the Series B Preferred Stock automatically converts into WMIH Common Stock upon consummation of a Qualified Acquisition or an Acquisition, as the case may be. If an Acquisition occurs but a Qualified Acquisition does not occur, we are obligated to redeem any shares of the Series B Preferred Stock that have not converted into WMIH Common Stock and remain outstanding on the Series B Redemption Date. The execution and public announcement by WMIH of the Merger Agreement has extended the Series B Redemption Date to the earlier of April 5, 2020 and the day immediately following the date the Merger Agreement is terminated or the date the Merger is closed. The aggregate redemption price that is payable in cash, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600.0 million.

In addition, we are required to offer to repurchase (if not previously converted) the Series B Preferred Stock upon a Change of Control (as such term is defined in Article VI of the Amended Charter).

In the event we are unable to consummate the Nationstar Transaction or another Qualified Acquisition prior to the Series B Redemption Date, the redemption or repurchase of the Series B Preferred Stock would substantially deplete our available cash for acquisitions and business operations and could have a material adverse effect on our financial condition and ability to continue business operations.  There can be no assurance that we will complete the Nationstar Transaction or an alternative Qualified Acquisition prior to the Series B Redemption Date.

Other than the debt to be incurred under our financing plan relating to the Nationstar Transaction, we have no current plans to seek additional debt or equity financing prior to the closing of the Merger.  If the Nationstar Transaction is not consummated, we may in the future explore various financing alternatives to fund our external growth strategy, including improving our capital structure, which may include increasing, reducing and/or refinancing debt, amending the terms of outstanding preferred stock, pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing stockholders, launching an exchange offer, and pursuing other transactions involving our outstanding securities. There can be no assurance that any such future transaction will occur or, if so, on what terms.

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIH as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIH to satisfy its liquidity needs until any proposed dividend payment is approved by the Insurance Division of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIH’s principal sources of liquidity are its unrestricted investments, income derived from these investments, and fees paid to WMIH by WMMRC with respect to services provided pursuant to the two services agreements previously approved by the Insurance Division of the State of Hawaii.  WMIH has approximately $578.9 million of restricted cash held in escrow, which was received by WMIH in connection with the Series B Preferred Stock Financing. These funds are only available for Acquisitions and Qualified Acquisitions, including reasonable attorney fees and expenses, accounting expenses, due diligence, contractual payments such as termination fees and financial advisor fees and expenses. Because of the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is primarily used to pay reinsurance losses and loss adjustment expenses, ceding commissions and general and administrative expenses. Excess cash, if any, is distributed to WMIH as a dividend upon approval of the WMMRC board of directors and the Insurance Division of the State of Hawaii.

The Company monitors operating activities, forecasts liquidity needs and adjusts the composition of its investment securities in order to address liquidity needs. The Company historically had negative monthly cash flows primarily due to loss expenses at WMMRC, general and administrative costs, interest payable on Second Lien Notes and dividend payments on the Original Series B Preferred Stock.  As a result, the Company maintains a very high quality and short duration investment portfolio in order to match its expense and liability profile at both levels of the consolidated organization. Now that we are no longer required to pay cash dividends on the Series B Preferred Stock and instead pay dividends in our common stock, our liquidity needs have been reduced.

WMMRC has net assets totaling $13.1 million and $33.8 million as of December 31, 2017 and 2016, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by the trust arrangements referenced above, and the requirement that the Insurance Division of the State of Hawaii must approve all dividends from WMMRC to WMIH.

Capital Structure and Management

WMIH’s capital structure consists of stockholders’ equity and Original Series B Preferred Stock proceeds held in escrow and classified as mezzanine, (non-permanent equity), as of December 31, 2017.  We issued term debt of $130.0 million represented by the Runoff Notes on the Effective Date. The First Lien Notes were redeemed in their entirety on April 15, 2015 and the First Lien Indenture was satisfied and discharged on April 27, 2015.  The Second Lien Notes were redeemed in their entirety on September 29, 2017 and the Second Lien Indenture was satisfied and discharged on October 2, 2017.

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. Upon reincorporation in Delaware, which is more fully described in Note 1: The Company and its Subsidiaries, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K, and pursuant to the Amended Charter, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, each with a par value of $0.00001 per share.  As of December 31, 2017, 206,714,132 shares of WMIH’s common stock were issued and outstanding, 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding and 600,000 shares of WMIH’s Series B Preferred Stock were issued and outstanding.

On January 30, 2014, pursuant to an Investment Agreement, WMIH issued 1,000,000 shares of Series A Preferred Stock for a purchase price of $11.1 million and warrants to purchase 61,400,000 shares of WMIH’s common stock, 30,700,000 of which have an exercise price of $1.32 per share and 30,700,000 of which have an exercise price of $1.43 per share. The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH. The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH, either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by Accounting Standards Codification (“ASC”) 470 - Debt, a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the warrants, has received other rights pursuant to the Investor Rights Agreement as more fully described in Note 9: Capital Stock and Derivative Instruments, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

On January 5, 2015, WMIH announced that it had completed the Series B Preferred Stock Financing of 600,000 shares of Original Series B Preferred Stock for aggregate gross proceeds of $600.0 million, pursuant to the Purchase Agreement with Citi and KCM (together the “Initial Purchasers”). In connection with the Series B Preferred Stock Financing, WMIH entered into an Escrow Agreement (as amended the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent, pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598.5 million representing the net proceeds of the Series B Preferred Stock Financing less offering fees payable on January 5, 2015, but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds have been and will be released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to, among other things, explore and/or fund, in whole or in part, acquisitions, whether completed or not. The net proceeds in the escrow account will be released from escrow as instructed by WMIH as needed to consummate an Acquisition or Qualified Acquisition, including reasonable attorney fees and expenses, accounting expenses, due diligence, contractual payments such as termination fees and financial advisor fees and expenses.

In connection with the Series B Preferred Stock Financing, WMIH filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Certificate of Designation creating the Original Series B Preferred Stock and designating the rights and preferences of the Original Series B Preferred Stock. Holders of shares of the Original Series B Preferred Stock were (prior to the Series B Amendment) entitled to receive, when, as and if declared, cumulative regular dividends at an annual rate of 3% per share of the liquidation preference of $1,000 per share of Original Series B Preferred Stock, payable in cash. Subsequent to the Series B Amendment, the holders of shares of the Series B Preferred Stock are entitled to receive, when, as and if declared, cumulative regular dividends at an annual rate of 5% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock, payable in shares of common stock of WMIH. The number of shares issued will be calculated using the higher of market price of WMIH’s common shares on the date the dividend is declared, or the minimum dividend share price of $1.05. The Series B Amendment, in addition to providing for the regular stock dividends, also: (i) extended the Series B Redemption Date (as defined in the Existing Charter) from January 5, 2018 to October 5, 2019 (subject to a six-month extension in accordance with the terms of the Series B Amendment); (ii) amended the Conversion Price (as defined in the Existing Charter) relating to a Mandatory Conversion (as defined in the Existing Charter) of the Original Series B Preferred Stock to $1.35 per share of the Company’s common stock, par value $0.00001 per share; (iii) provided for a special distribution of 19.04762 shares of common stock per share of Series B Preferred Stock upon the closing of any Acquisition (as defined in the Amended Charter); and (iv) provided for a special stub dividend which was declared and paid by the Board of Directors in cash for dividends accruing on the Original Series B Preferred Stock payable in arrears for the period December 15, 2017 to January 4, 2018.

On each date that WMIH closes any Acquisition, outstanding shares of Series B Preferred Stock having an aggregate liquidation preference equal to the net proceeds of the offering utilized in such Acquisition, on a pro rata basis, will automatically convert into shares of WMIH’s common stock. In addition, on the date WMIH closes a Qualified Acquisition, all outstanding shares of Series B Preferred Stock will automatically convert into shares of WMIH’s common stock. Each date that WMIH closes an Acquisition (including a Qualified Acquisition) will be a “Mandatory Conversion Date.” The amount of Series B Preferred Stock to be converted at any Mandatory Conversions Date for an Acquisition which totals less than $450.0 million will be determined by converting the number of shares using the liquidation preference amount of $1,000 per share in an amount equal to the cash used in the acquisition for the purchase price and the costs related to the acquisition.  A Qualified Acquisition would result in all of the outstanding Series B Preferred Stock being converted to common stock. Unless the Series B Preferred Stock has been previously repurchased at the option of a holder upon the occurrence of certain put events or mandatorily converted, WMIH will be required to redeem all outstanding shares of Series B Preferred Stock, if any, on the Series B Redemption Date which is October 5, 2019 (subject to a six-month extension in accordance with the terms of the Series B Amendment). The reincorporation of WMIH from the State of Washington to the State of Delaware resulted in the potential to increase in size of WMIH’s Board of Directors from 7 to up to 11 directors and increased WMIH’s authorized number of shares of common stock in an amount sufficient to permit the conversion of all shares of Series B Preferred Stock (collectively, the “Reincorporation”).

The foregoing transactions pertaining to the Series A Preferred Stock and Series B Preferred Stock are more fully described in Note 9: Capital Stock and Derivative Instruments, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

WMIH may, subject to market conditions, determine to incur indebtedness or raise additional equity capital in connection with undertaking one or more acquisitions.

While WMIH is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Division of the State of Hawaii. As of December 31, 2017, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Division of the State of Hawaii. In addition, the Second Lien Indenture prior to discharge and satisfaction on October 5, 2017, imposed restrictions on WMMRC business activities. During the years ended December 31, 2017 and 2016, WMMRC paid $20.8 million and $5.7 million, respectively, in distributions to WMIH which, prior to discharge and satisfaction of the Second Lien Indenture on October 5, 2017, were deposited into the Collateral Account (as defined below) and were distributed in accordance with the Second Lien Indenture. Subsequent to October 5, 2017, distributions from WMMRC to WMIH, were deposited directly into WMIH’s general cash accounts and are available for general corporate purposes.

In connection with our emergence from bankruptcy on the Effective Date, a “Disputed Equity Escrow” was created for the benefit of certain holders of disputed equity interests. Such Disputed Equity Escrow was created to hold shares of WMIH’s common stock (as well as any dividends, gains or income attributable in respect of such common stock) allocable, on a pro rata basis, to each holder of such disputed equity interest if and when such interest becomes an allowed equity interest in the bankruptcy. The liquidating trustee of the Trust, William Kosturos (the “Liquidating Trustee”), acts as escrow agent with respect to the Disputed Equity Escrow. As of December 31, 2017, 1,546,294 shares of WMIH’s common stock were held in the Disputed Equity Escrow. Until such time as all of WMIH’s common stock has been distributed from the Disputed Equity Escrow as a result of all disputed equity claims becoming allowed equity interests or all disputed equity claims being disallowed in the bankruptcy, the Liquidating Trustee is vested with the authority to exercise voting or consent rights with respect to such stock; provided, however, that the Liquidating Trustee is obligated to vote or consent, as the case may be, as to such stock in the same proportion as all other holders of WMIH’s common stock have voted or consented, in each case on an issue-by-issue basis. The Trust has no right to or entitlement in any shares of WMIH’s common stock held in the Disputed Equity Escrow. Additionally, WMIH does not have any right to, or interest in, any shares of its common stock held by the Disputed Equity Escrow.

Redeemed Notes

On the Effective Date, WMIH issued $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIH and Wilmington Trust, National Association, as Trustee. In addition, WMIH issued $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an indenture, dated as of March 19, 2012, (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIH and The Law Debenture Trust Company of New York, as Trustee. On January 5, 2017, we were notified by The Law Debenture Company of New York that it had completed the transfer of substantially all of its corporate trust business to Delaware Trust Company, and that Delaware Trust Company had become the successor trustee under the Second Lien Indenture. The Runoff Notes were scheduled to mature on March 19, 2030 and accrued interest quarterly. The First Lien Notes were redeemed in their entirety on April 15, 2015, and the First Lien Indenture was satisfied and discharged on April 27, 2015. The Second Lien Notes were redeemed in their entirety on September 29, 2017, and the Second Lien Indenture was satisfied and discharged on October 2, 2017.

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

Total amounts incurred under the Investment Management Agreement and Administration Services Agreement totaled $1.4 million for each of the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. The expense and related income eliminate on consolidation.

On March 22, 2012, WMIH and the Trust entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees to the Company, including the services of our Chief Legal Officer and Secretary and our Controller. The TSA provides basic infrastructure and support services to facilitate the Company’s operations. The TSA, as amended, extends the term of the agreement through June 30, 2018, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term. For additional information on the amendment to the TSA, see Note 15: Subsequent Events, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

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

Based on elections of certain holders of claims in connection with our bankruptcy prior to the Effective Date, WMIH retained an economic interest in certain litigation proceeds, if any, recovered by the Trust, including those related to the D&O Litigation. During the years ended December 31, 2017, 2016 and 2015, WMIH had other income of $123 thousand, $123 thousand and $7.8 million, respectively, as a result of its receipt of its share of net litigation proceeds related to the D&O Litigation.  As of December 31, 2017, $1.5 million remained in the RSA Reserve. Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied. If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of the litigation proceeds.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future.

As a member of the Litigation Subcommittee of the Trust, Mr. Willingham, who serves as a WMIH Board member and Chairman of the WMIH Audit Committee, participates in overseeing the prosecution of recovery claims by the Trust.

As a result of the Company’s reorganization in bankruptcy an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract reserve totaling $63.1 million was recorded on the Effective Date. The reserve has been evaluated at each reporting date for changes to its value. As of December 31, 2017 and 2016, the loss contract reserve was analyzed and determined to be zero and $5.6 million, respectively. This decrease in the value of the loss contract reserve of $5.6 million, $4.0 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, resulted in corresponding decreases in expenses of the same amount. The fair market value of this reserve has been reduced to zero and is expected to remain zero in future periods. For additional information see Note 2: Significant Accounting Policies, to the consolidated financial information in Part II, Item 8 of this Annual Report on Form 10-K.

As of January 30, 2014, pursuant to the terms and conditions of the Investment Agreement, WMIH sold to KKR Fund 1,000,000 shares of Series A Preferred Stock, having the terms, rights, obligations and preferences contained in the Amended Charter, for a purchase price equal to $11.1 million and issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIH’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”). KKR Fund’s rights as a holder of the Series A Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. The Investor Rights Agreement provides the Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to WMIH’s common stock (and WMIH’s common stock underlying the Series A Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. On July 1, 2015, WMIH filed a shelf registration statement (the “Initial Registration Statement”) covering resales of Original Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock.  On November 23, 2015, WMIH amended the Initial Registration Statement to cover WMIH’s common stock issuable upon conversion of the Series A Preferred Stock and shares of WMIH’s common stock issuable upon exercise of warrants issued in connection with the issuance of our Series A Preferred Stock currently outstanding (as amended, the “Registration Statement”). The Registration Statement was declared effective under the Securities Act on November 25, 2015. On January 26, 2018, WMIH amended the Registration Statement, by means of a post-effective amendment, to deregister the Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock, and such post-effective amendment to the Registration Statement was declared effective under the Securities Act on January 29, 2018.

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

In conjunction with the Series B Preferred Stock Financing, the Company is contractually committed to make certain fee payments if future events occur.  These fees are recorded and presented on our consolidated balance sheets as other liabilities. At December 31, 2017, the total balance of $16.3 million of other liabilities is comprised of $10.8 million of accrued fees relating to the Series B Preferred Stock Financing, an accrual for professional fees and recurring business expenses currently payable of approximately $4.7 million and $0.8 million of accrued dividends relating to the Original Series B Preferred Stock. At December 31, 2016, the total balance of $14.1 million of other liabilities is comprised of $12.3 million of accrued fees relating to the Series B Preferred Stock Financing, an accrual for professional fees and recurring business expenses currently payable of approximately $1.1 million and $0.7 million of accrued dividends relating to the Original Series B Preferred Stock.

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

At December 31, 2017, the impact on the Company’s fixed maturity and short-term investments, including funds in overnight money market instruments, from an immediate 100 basis point increase in market interest rates (based on United States Treasury yield) would have resulted in an estimated decrease in market value of 0.11% or approximately $36 thousand.  At December 31, 2016, the impact on the Company’s fixed maturity and short-term investments from an immediate 100 basis point increase in market interest rates (based on United States Treasury yield) would have resulted in an estimated decrease in market value of 0.59% or approximately $0.5 million.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2017		At December 31, 2016
	0	+100	0	+100
Total Market/Fair Value	$34,440	$34,404	$81,379	$80,895
Market/Fair Value dollar value change	$—	$(36)	$—	$(484)
Market/Fair Value percentage change	0.00%	-0.11%	0.00%	-0.59%

Credit Risk: The Company’s primary credit risks result from investments in corporate bonds. We limit our credit exposure by purchasing high quality fixed income investments to maintain an average credit quality of AA- or higher for the overall investments. A1/P1 is the minimum rating at purchase for all of our short-term commercial paper positions. In addition, we have limited our exposure to any single issuer to 7.0% or less of total investments, excluding commercial paper, treasury and agency securities. Our minimum rating for investment at purchase is A3/A-. Where investments are downgraded below the minimum rating at purchase, we permit our investment managers to continue holding such securities subject to additional credit research and monitoring. At December 31, 2017, none of the portfolio was rated below A3/A-, compared to 1.9% at December 31, 2016. At December 31, 2017, we did not have any exposure to non-investment grade securities; and we did not have an aggregate exposure to any single issuer of more than 7.0% of total investments, other than with respect to government securities and commercial paper.

Liquidity Risk: Certain of the Company’s investments may become illiquid. Disruption in the credit markets may materially affect the liquidity of the Company’s investments. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements in a period of market illiquidity, it may be difficult to sell the investments in a timely manner and they may have to be disposed of for less than what may otherwise have been possible under other conditions. As of December 31, 2017, the Company had $3.7 million of liquid investment securities, defined as corporate obligations that mature within 12 months, US treasury securities and obligations issued by US government sponsored enterprises.  $1.5 million of these securities were held in trust. Please refer to Item 7.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2017, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by BPM LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WMIH Corp.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WMIH Corp. and its subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows of the Company, and our report dated March 2, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BPM LLP

San Francisco, California

March 2, 2018

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding our executive officers is provided in Item 1. Business—Executive Officers of the Registrant in this Annual Report on Form 10-K. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled “WMIH Proposals—Director Election,” and the sections entitled “Committees and Meetings of the Board,” “Code of Ethics,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “WMIH Annual Meeting Stockholder Proposals” under the heading “Other Matters Relating to the WMIH Annual Meeting” in our Proxy Statement for our 2018 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2017 (the “2018 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Executive Compensation,” “Director Compensation for Fiscal Year 2017,” and “Report of the Compensation Committee” under the heading “Other Matters Relating to the WMIH Annual Meeting” in the 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains information as of December 31, 2017, about equity securities authorized for issuance under our 2012 Plan as amended:

Plan category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	5,285,868
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	5,285,868

(1)

On the Effective Date, pursuant to the Plan and related confirmation order, all equity interests in WMI, including common stock and any options, warrants, calls, subscriptions or other similar rights or other agreements, commitments or outstanding securities obligations, were cancelled and extinguished.

The 2012 Plan took effect on May 22, 2012, and will terminate on May 22, 2022. Upon termination, we will stop issuing awards under the 2012 Plan; however, the termination of the plan will not affect any outstanding awards. The adoption of the 2012 Plan did not require stockholder approval. The 2012 Plan is administered concurrently by our Compensation Committee and Board, and awards under the 2012 Plan may consist of restricted stock, restricted stock units, performance stock, performance stock units, performance cash awards, stock grants, stock units, dividend equivalents, stock options, stock appreciation rights or performance-based awards. Effective February 10, 2014, the number of shares of WMIH’s common stock available for awards pursuant to the 2012 Plan and reserved for issuance was increased from 2.0 million to 3.0 million shares.  Effective February 25, 2015, we increased the number of shares authorized and available for awards under the 2012 Plan from 3.0 million to 12.0 million shares of WMIH’s common stock, subject to approval of stockholders of WMIH, which approval was subsequently received on April 28, 2015 at our annual meeting. On June 1, 2017, 333,332 restricted shares of WMIH’s common stock were issued under the 2012 Plan to outside directors. As of December 31, 2017, 5,285,868 shares of WMIH’s common stock remain available for future issuance under the 2012 Plan.

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

The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management—Stock Ownership Table” in the 2018 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections entitled “WMIH Proposals—Director Election,” “Other Matters Relating to the WMIH Annual Meeting—Committees and Meetings of the Board” and “Other Matters Relating to the WMIH Annual Meeting—Certain Relationships and Related Party Transactions” in the 2018 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the section entitled “Other Matters Relating to the WMIH Annual Meeting— Matters Relating to WMIH’s Auditors” in the 2018 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of this Annual Report on Form 10-K are as follows:

1. Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2

WMIH Corp. and Subsidiaries Consolidated Balance Sheets—as of December 31, 2017 and December 31, 2016	F-3

WMIH Corp. and Subsidiaries Consolidated Statements of Operations—for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	F-4

WMIH Corp. and Subsidiaries Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity—for the years ended December 31, 2017, December 31, 2016 and December 31, 2015

F-5

WMIH Corp. and Subsidiaries Consolidated Statements of Cash Flows—for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	F-6

Notes to Consolidated Financial Statements	F-7

2. Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which follows. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1+	Agreement and Plan of Merger among Nationstar Mortgage Holdings Inc., WMIH Corp. and Wand Merger Corporation.	8-K	2.1	2/14/18
3.1	Amended and Restated Certificate of Incorporation of WMIH Corp.	8-K12G3	3.1	5/13/15

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of WMIH Corp.	8-K	3.1	12/11/17
3.3	Amended and Restated Bylaws of WMIH Corp.	8-K12G3	3.2	5/13/15

4.1	Investor Rights Agreement, dated January 30, 2014, between WMIH Corp., KKR Fund Holdings L.P. and any subsequent stockholder party.	8-K	4.2	1/31/14

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

4.2	Form of Tranche A Warrant.	8-K	4.3	1/31/14

4.3	Form of Tranche B Warrant.	8-K	4.4	1/31/14

4.4	Form of Series A Convertible Preferred Stock Certificate.	8-K	4.6	1/31/14

10.1*	Employment Agreement between William C. Gallagher and WMIH Corp.	8-K12G3	10.2	5/13/15
10.2*	Restricted Stock Agreement between William C. Gallagher and WMIH Corp.	8-K12G3	10.3	5/13/15
10.3*	Employment Agreement between Thomas L. Fairfield and WMIH Corp.	8-K12G3	10.4	5/13/15
10.4*	Restricted Stock Agreement between Thomas L. Fairfield and WMIH Corp.	8-K12G3	10.5	5/13/15
10.5*	Employment Agreement, dated March 22, 2012, between WMIH Corp. and Weijia “Vicky” Wu.	8-K	10.5	3/26/12

10.6*	Employment Agreement, dated March 22, 2012, between WMIH Corp. and Peter Struck.	8-K	10.6	3/26/12

10.7*	Transition Services Agreement, dated March 22, 2012, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.7	3/26/12

10.8*	Amendment No. 1 To Transition Services Agreement, dated September 18, 2012, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.1	9/27/12

10.9*	Amendment No. 2 To Transition Services Agreement, dated December 11, 2014, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.1	12/17/14

10.10*	Amendment No. 3 To Transition Services Agreement, dated November 18, 2016, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.1	11/23/16
10.11*	Amendment No. 4 To Transition Services Agreement, dated January 31, 2018, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.1	2/1/18
10.12*	Form of Indemnification Agreement.	8-K	10.8	3/26/12

10.13*	Form of Indemnification Agreement between WMIH Corp. and each of its current directors and executive officers.	8-K12G3	10.1	5/13/15

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.14*	Engagement Agreement, dated May 28, 2012, between WMIH Corp. and CXO Consulting Group, LLC.	8-K	99.2	6/4/12

10.15*	Amendment to Engagement Agreement, dated October 23, 2012, between WMIH Corp. and CXO Consulting Group, LLC.	8-K	99.1	10/25/12
10.16*	Summary of Compensation Arrangements for Non-Employee Directors.	10-K	10.16	3/15/13

10.17*	2012 Long-Term Incentive Plan.	10-K	10.17	3/15/13

10.18*	First Amendment to 2012 Long-Term Incentive Plan.	8-K	99.1	2/13/14

10.19*	Second Amendment to 2012 Long-Term Incentive Plan.	10-K	10.15	2/27/15
10.20	Registration Rights Agreement, dated January 5, 2015, among WMIH Corp., Citigroup Global Markets Inc., and KKR Capital Markets LLC.	8-K	10.1	1/5/15

10.21	First Amendment dated January 5, 2018 to Registration Rights Agreement, dated January 5, 2015, among WMIH Corp., Citigroup Global Market, Inc., and KKR Capital Markets LLC.	8-K	10.1	1/5/18
10.22	Escrow Agreement, dated January 5, 2015, between WMIH Corp. and Citibank, N.A., as escrow agent.	8-K	10.2	1/5/15

10.23	Amendment No. 1 to Escrow Agreement, dated January 5, 2015, between WMIH Corp. and Citibank, N.A., as escrow agent.				X
10.24	Amendment No. 2 to Escrow Agreement, dated January 5, 2015, between WMIH Corp. and Citibank, N.A., as escrow agent.	8-K	10.2	12/11/17
10.25	Amendment No. 3 to Escrow Agreement, dated January 5, 2015, between WMIH Corp. and Citibank, N.A., as escrow agent.				X
10.26	Letter Agreement, dated December 8, 2017, by and among WMIH Corp., KKR Fund Holdings L.P. and KKR Wand Investors L.P.	8-K	10.3	12/11/17
10.27	Amendment to Letter Agreement, dated February 12, 2018, by and among WMIH Corp., KKR Fund Holdings L.P., KKR Wand Investors L.P.				X

Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.28	Voting and Support Agreement, dated as of February 12, 2018, between WMIH Corp. and FIF HE Holdings LLC.	8-K	10.1	2/14/18
10.29	Letter Agreement, dated as of February 12, 2018 between WMIH Corp. and FIF HE Holdings LLC.	8-K	10.2	2/14/18
10.30	Registration Rights Agreement, dated as of February 12, 2018 among WMIH Corp. and FIF HE Holdings LLC and the other stockholders party from time to time thereto.	8-K	10.3	2/14/18
10.31	Warrant Exchange Agreement, dated as of February 12, 2018 between WMIH Corp. and KKR Wand Holdings Corporation.	8-K	10.4	2/14/18
10.32	Commitment Letter, dated as of February 12, 2018, among Wand Merger Corporation and Credit Suisse AG, Credit Suisse Securities (USA) LLC, Jefferies Finance LLC, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., HSBC Bank USA, National Association and HSBC Securities (USA) Inc.	8-K	10.5	2/14/18
10.33*	Form of Participant Restricted Stock Agreement				X
12.1	Statement regarding computation of ratio of earnings to combined fixed charges and preferred dividends.				X
14	Code of Ethics.				X

21	List of Subsidiaries of Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm				X
24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Management Contract or Compensatory Plan or Arrangement.

+  Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

Item 16.	Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2018	WMIH CORP.

	By:	/s/ WILLIAM C. GALLAGHER
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

Signature	Title	Date
/s/ WILLIAM C. GALLAGHER William C. Gallagher	Chief Executive Officer, Director (Principal Executive Officer)	March 2, 2018

/s/ TIMOTHY F. JAEGER Timothy F. Jaeger	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2018

/s/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director Chairman of the Board	March 2, 2018

/s/ DIANE B. GLOSSMAN Diane B. Glossman	Director	March 2, 2018

/s/ CHRISTOPHER J. HARRINGTON	Director	March 2, 2018
Christopher J. Harrington

/s/ TAGAR C. OLSON Tagar C. Olson	Director	March 2, 2018

/s/ MICHAEL J. RENOFF Michael J. Renoff	Director	March 2, 2018

/s/ MICHAEL L. WILLINGHAM Michael L. Willingham	Director	March 2, 2018

WMIH CORP.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

WMIH Corp. and Subsidiaries Consolidated Balance Sheets—as of December 31, 2017 and December 31, 2016	F-3

WMIH Corp. and Subsidiaries Consolidated Statements of Operations—for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	F-4

WMIH Corp. and Subsidiaries Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity—for the years ended December 31, 2017, December 31, 2016 and December 31, 2015

F-5

WMIH Corp. and Subsidiaries Consolidated Statements of Cash Flows—for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WMIH Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WMIH Corp. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2018, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2012.

San Francisco, California

March 2, 2018

WMIH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS:
Investments held in trust:
Fixed-maturity securities	$1,518	$29,206
Cash equivalents held in trust	4,199	2,176
Total investments held in trust	5,717	31,382
Cash and cash equivalents	26,709	2,491
Fixed-maturity securities	2,142	47,625
Restricted cash	578,936	573,347
Derivative asset - embedded conversion feature	—	80,651
Accrued investment income	59	187
Other assets	558	507
Total assets	$614,121	$736,190
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable - principal	$—	$18,774
Notes payable - interest	—	203
Losses and loss adjustment reserves	474	811
Losses payable	—	53
Unearned premiums	39	270
Accrued ceding commissions	—	22
Loss contract reserve	—	5,645
Other liabilities	16,303	14,063
Total liabilities	16,816	39,841
Commitments and contingencies
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016; aggregate liquidation preference of $600,000,000 as of December 31, 2017 and December 31, 2016	503,713	502,213
Stockholders’ equity:
Convertible series A preferred stock, $0.00001 par value; 1,000,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016; aggregate liquidation preference of $10 as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value; 3,500,000,000 authorized; 206,714,132 and 206,380,800 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	39	108,415
Retained earnings	93,551	85,719
Total stockholders’ equity	93,592	194,136
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$614,121	$736,190

The accompanying notes are an integral part of the consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Revenues:
Premiums earned	$1,220	$3,147	$5,121
Net investment income	6,670	2,249	879
Total revenues	7,890	5,396	6,000
Operating expenses:
Losses and loss adjustment expense (benefit)	19	(669)	(1,115)
Ceding commission expense	137	306	456
General and administrative expense	14,457	7,043	20,940
Loss contract reserve reduction	(5,645)	(3,978)	(2,926)
Gain from contract termination	(383)	—	—
Interest expense	1,788	2,616	3,702
Total operating expenses	10,373	5,318	21,057
Net operating (loss) income	(2,483)	78	(15,057)
Other (income) expense:
Other income	(123)	(123)	(7,845)
(Gain) loss on change in fair value of derivative embedded conversion feature	(28,242)	(201,499)	54,621
Total other (income) expense	(28,365)	(201,622)	46,776
Income (loss) before income taxes	25,882	201,700	(61,833)
Income tax expense (benefit)	—	—	—
Net income (loss)	25,882	201,700	(61,833)
Redeemable convertible series B preferred stock dividends	(18,050)	(18,000)	(17,748)
Net income (loss) attributable to common and participating stockholders	$7,832	$183,700	$(79,581)
Basic net income (loss) per share attributable to common stockholders (Note 12)	$0.01	$0.33	$(0.39)
Shares used in computing basic net income (loss) per share	202,595,288	202,270,887	201,746,613
Diluted net income (loss) per share attributable to common stockholders (Note 12)	$0.01	$0.30	$(0.39)
Shares used in computing diluted net income (loss) per share	212,660,917	235,406,360	201,746,613

The accompanying notes are an integral part of the consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	(Accumulated deficit) retained earnings	Total stockholders’ equity
Balance at January 1, 2015	—	$—	1,000,000	$—	202,343,245	$2	$106,628	$(18,400)	$88,230
Net loss	—	—	—	—	—	—	—	(61,833)	(61,833)
Issuance of redeemable convertible series B preferred stock, net of offering costs	600,000	502,213	—	—	—	—	—	—	—
Issuance of common stock under restricted share compensation arrangement	—	—	—	—	—	—	—	—	—

Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(17,748)	(17,748)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	3,824,790	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	1,129	—	1,129
Balance at December 31, 2015	600,000	502,213	1,000,000	—	206,168,035	2	107,757	(97,981)	9,778
Net income	—	—	—	—	—	—	—	201,700	201,700
Redeemable convertible series B preferred stock dividends	—	—	—	—	—	—	—	(18,000)	(18,000)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	212,765	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	658	—	658
Balance at December 31, 2016	600,000	502,213	1,000,000	—	206,380,800	2	108,415	85,719	194,136
Net income	—	—	—	—	—	—	—	25,882	25,882
Redeemable convertible Series B preferred stock dividends	—	—	—	—	—	—	—	(18,050)	(18,050)
Reduction of accrued fees incurred relating to Series B preferred stock issuance	—	1,500	—	—	—	—	—	—	—
Reclassification of derivative asset	—	—	—	—	—	—	(108,893)	—	(108,893)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	333,332	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	517	—	517
Balance at December 31, 2017	600,000	$503,713	1,000,000	$—	206,714,132	$2	$39	$93,551	$93,592

The accompanying notes are an integral part of the consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Cash flows from operating activities:
Net income (loss)	$25,882	$201,700	$(61,833)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization of premium or discount on fixed maturity securities	116	227	574
Net realized loss (gain) on sale of investments	68	(24)	(324)
Unrealized (gain) on trading securities	(61)	41	463
(Gain) loss on derivative embedded conversion feature	(28,242)	(201,499)	54,621
Equity-based compensation	517	658	1,129
Changes in assets and liabilities:
Accrued investment income	128	48	241
Other assets	(51)	212	157
Cash equivalents held in trust	(2,023)	1,511	7,435
Losses and loss adjustment reserves	(337)	(4,252)	(13,884)
Losses payable	(53)	(352)	(291)
Unearned premiums	(231)	(491)	(333)
Accrued ceding commission expense	(22)	(11)	(11)
Accrued interest on notes payable	(203)	(33)	(102)
Loss contract reserve	(5,645)	(3,978)	(2,926)
Other liabilities	3,740	(294)	904
Total adjustments	(32,299)	(208,237)	47,653
Net cash used in operating activities	(6,417)	(6,537)	(14,180)
Cash flows from investing activities:
Purchase of investments	(19,974)	(180,439)	(269,694)
Proceeds from sales and maturities of investments	93,022	202,419	230,567
Net cash provided by (used in) investing activities	73,048	21,980	(39,127)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	600,000
Fees incurred and paid relating to preferred stock issuance	—	—	(19,310)
Redeemable convertible series B preferred stock dividends	(18,050)	(18,000)	(16,998)
Notes payable – principal repayments	(18,774)	(2,969)	(10,395)
Notes payable – principal issued	—	—	918
Net cash (used in) provided by financing activities	(36,824)	(20,969)	554,215
Increase (decrease) in cash and cash equivalents	29,807	(5,526)	500,908
Cash, cash equivalents and restricted cash, beginning of period	575,838	581,364	80,456
Cash, cash equivalents and restricted cash, end of period	$605,645	$575,838	$581,364
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$1,991	$2,647	$2,887
Supplementary disclosure of non-cash investing and financing activities:
Reclassification of derivative asset	$108,893	$—	$66,227
Notes payable issued in lieu of cash interest payments	$—	$—	$918
Redeemable convertible series B preferred stock dividends accrued	$—	$—	$750
Accrued fees relating to series B preferred stock issuance	$(1,500)	$—	$12,250

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

Note 1: The Company and its Subsidiaries

WMIH Corp.

WMIH Corp. (“WMIH”) is a corporation duly organized and existing under the laws of the State of Delaware. On May 11, 2015, WMIH merged with its parent corporation, WMI Holdings Corp., a Washington corporation (“WMIHC”), with WMIH as the surviving corporation in the merger.   This transaction occurred as part of the reincorporation of WMIHC from the State of Washington to the State of Delaware effective May 11, 2015 (the “Reincorporation Date”).

WMIH, formerly known as WMIHC and Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc., a Hawaii corporation (“WMMRC”), and, until its dissolution on January 18, 2018, WMI Investment Corp., a Delaware corporation (“WMIIC”). Since emergence from bankruptcy on March 19, 2012, our business activities consist of operating WMMRC’s legacy reinsurance business in runoff mode. In addition, we are actively seeking acquisition opportunities across a broad array of industries with a specific focus in the financial services industry, including targets with consumer finance, specialty finance, leasing or insurance operations.

As of December 31, 2017, WMIH was authorized to issue up to 3,500,000,000 shares of common stock, and up to 10,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share.  As of December 31, 2017 and December 31, 2016, 206,714,132 and 206,380,800 shares, respectively, of WMIH’s common stock were issued and outstanding. As of December 31, 2017 and December 31, 2016, 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding.  As of December 31, 2017 and December 31, 2016, 600,000 shares of WMIH’s 3% Series B Convertible Preferred Stock (the “Original Series B Preferred Stock”) were issued and outstanding. On December 11, 2017, we announced an amendment of the Original Series B Preferred Stock (the “Series B Amendment”), which amendment became automatically effective at 12:00 a.m., New York City time, on January 5, 2018, and effected an exchange of the previously outstanding Original Series B Preferred Stock for shares of WMIH’s 5.00% Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

While we remain committed to consummating an acquisition, we also are mindful that the Company’s Series B Preferred Stock is redeemable on October 5, 2019, if we have not consummated a Qualified Acquisition, as more fully described in Note 6: Service Agreements and Related Party Transactions, on or prior to October 5, 2019 (the “Series B Redemption Date”); provided, if prior to the Series B Redemption Date we have publicly announced that WMIH has entered into a definitive agreement for an Acquisition (as defined below), the Series B Redemption Date will be extended to the earlier of April 5, 2020 and the day immediately following the date such definitive agreement is terminated or the date such Acquisition is closed.  There can be no assurance that any transaction will occur or if so on what terms.

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

Due to the then deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC’s continuing operations consisted solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. The reinsurance agreements with Triad, PMI, UGRIC and Radian were commuted on August 31, 2009, October 2, 2012, April 3, 2014 and October 23, 2017, respectively, and the related trust assets were distributed in accordance with the commutation agreements. As a result, WMMRC’s continuing operations as of December 31, 2017 consist solely of the runoff of coverage associated with mortgages placed with three remaining carriers: GMIC, MGIC and RMIC. On February 2, 2018 the reinsurance agreement with RMIC was terminated and the assets of the trust distributed in accordance with the terms of the trust. On February 13, 2018, the aggregate excess of loss reinsurance agreement between WMMRC and GMIC was terminated in accordance with the provisions of the agreement.  See Note 15: Subsequent Events.

WMIIC

WMIIC was dissolved on January 18, 2018. As of December 31, 2017 and the date of its dissolution, WMIIC did not have any operations and was fully eliminated upon consolidation. For more information on the dissolution of WMIIC see Note 15: Subsequent Events.

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

The carrying value of the loss contract reserve, in periods during which such reserve exists, approximates its fair value and is based on valuation methodologies using discounted cash flows at interest rates which approximate the Company’s weighted-average cost of capital.

The carrying value of the derivative embedded conversion feature of the Original Series B Preferred Stock, in periods during which such derivative exists, is adjusted to its fair value as determined using Level 3 inputs described below under fair value measurement.

The carrying value of notes payable approximates fair value based on time to maturity, underlying collateral, and prevailing interest rates.

Fair Value Measurement

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the Financial Accounting Standards Board (“FASB”) Fair Value Measurements and Disclosures accounting guidance. The framework is based on the inputs used in valuation and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the fair value accounting guidance hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions.

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

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a post default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the post default premium reserve separately from other reserves. The change in the post default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling $39 thousand and $0.3 million as of December 31, 2017 and December 31, 2016, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs, excluding intercompany charges, exceed expected future unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $0.3 million and $0.3 million as of December 31, 2017 and December 31, 2016, respectively.  Intercompany administrative costs are excluded from the computation of premium deficiencies.

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

Restricted Cash

Restricted cash includes proceeds of the Original Series B Preferred Stock offering held in escrow and included, through the termination of the Indentures (as defined in Note 7: Notes Payable) on October 2, 2017, amounts held for the express purposes of paying principal, interest and related fees on the Runoff Notes (as defined in Note 7: Notes Payable) pursuant to the terms of the Indentures.

Ceding Commission Expense

The Company is required to pay a ceding commission to certain primary insurers pursuant to certain reinsurance agreements.

Losses and Loss Adjustment Reserves

The losses and loss adjustment reserve include case basis estimates of reported losses and supplemental amounts for incurred but not reported (“IBNR”) losses. A default is considered the incident (e.g., the failure to make timely payment of mortgage payments) that may give rise to a claim for mortgage insurance. In establishing the losses and loss adjustment reserve, the Company based its estimates primarily on the ceded loss and loss adjustment reserves as provided by the primary mortgage guaranty carriers.

WMMRC has recorded reserves at the ceded case reserves and IBNR levels established and reported by the primary mortgage guaranty carriers as of December 31, 2017 and December 31, 2016, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, than the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Loss Contract Reserves

A loss contract reserve relating to contractual obligations of WMMRC was established at March 19, 2012 as a result of applying fresh start accounting and in compliance with Accounting Standards Codification (“ASC”) 805-10-55-21- Broad Transactions, which defines a loss contract as a “contract in which the unavoidable costs of meeting the obligations under the contract exceed the economic benefits expected to be received under it.” The value of this reserve is analyzed quarterly and is adjusted accordingly. This adjustment (if any) to the reserve produces an expense or contra-expense in the consolidated statements of operations.

Derivatives

We evaluate our convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted. This accounting treatment requires that the carrying amount of embedded derivatives be marked-to-market at each balance sheet date and carried at fair value. In the event that the fair value is recorded as a liability, the change in fair value during the period is recorded in the Statement of Operations as either income or expense. If an embedded derivative is no longer required to be separately accounted for due to conversion, exercise or modification to the terms of an instrument, the derivative is marked to fair value at the conversion, exercise or modification date and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of financial instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.

Management must determine whether an instrument (or an embedded feature) is indexed to our stock. An entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The application of this exercise could affect the accounting for (i) certain freestanding warrants that contain exercise price adjustment features or contain contingently puttable cash settlement options, if any, and (ii) convertible notes containing anti-dilution protections and/or exercise price adjustment features.

The Company had recorded a derivative embedded conversion feature as a result of the issuance of the Original Series B Preferred Stock which was adjusted to its fair value as determined using Level 3 inputs described above under Fair Value Measurement.  The change in fair value of the derivative embedded conversion feature was calculated at each reporting date and recorded as other income or other expense on the statement of operations. As a result of the Series B Amendment, the embedded conversion feature was modified, and the derivative was marked to fair value at December 31, 2017 and then the related fair value was reclassified to equity in accordance with ASC 815-15-35-4 - Embedded Conversion Option that No Longer Meets Bifurcation Criteria, as more fully described in Note 9: Capital Stock and Derivative Instruments.

Other Liabilities

At December 31, 2017, the total balance of $16.3 million of other liabilities is comprised of $10.8 million of accrued fees relating to the Original Series B Preferred Stock offering, an accrual for professional fees and recurring business expenses currently payable of approximately $4.7 million and $0.8 million of accrued dividends relating to the Original Series B Preferred Stock. At December 31, 2016, the total balance of $14.1 million of other liabilities is comprised of $12.3 million of accrued fees relating to the Series B Preferred Stock Financing, an accrual for professional fees and recurring business expenses currently payable of approximately $1.1 million and $0.7 million of accrued dividends relating to the Original Series B Preferred Stock.

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

Basic net income (loss) per WMIH common share is computed by dividing net income (loss) applicable to WMIH’s common stockholders by the weighted-average number of common shares outstanding for the period after subtracting the weighted-average of any unvested restricted shares outstanding, as these are subject to repurchase. Basic net income (loss) attributable to common stockholders is computed by deducting preferred dividends and the basic calculation of undistributed earnings attributable to participating securities from net income.

Diluted net income per WMIH common share is computed by dividing net income applicable to WMIH’s common stockholders by the weighted-average number of common shares outstanding during the period after subtracting the weighted-average of any unvested restricted shares outstanding, as these are subject to repurchase and adding any potentially dilutive WMIH common stock equivalents outstanding during the period. Diluted net income attributable to common stockholders is computed by deducting preferred dividends and the diluted calculation of undistributed earnings attributable to participating securities from net income.

If common stock equivalents exist, in periods where there is a net loss, diluted loss per common share would be equal to or less than basic net loss per common share, since the effect of including any common stock equivalents would be antidilutive.

Equity-Based Compensation

On May 22, 2012, WMIH’s Board of Directors (the “Board” or “Board of Directors”) approved the Company’s 2012 Long-Term Incentive Plan (the “2012 Plan”) so that awards of restricted stock could be made to its non-employee directors and to have a plan in place for awards of equity based compensation to executives and others in connection with the Company’s operations and future strategic plans. A total of 2.0 million shares of WMIH’s common stock were initially reserved for future issuance under the 2012 Plan, which became effective upon the Board approval on May 22, 2012. On February 10, 2014, the Board approved and adopted a First Amendment to the 2012 Plan, pursuant to which the number of shares of WMIH’s common stock reserved and available for grants under the 2012 Plan was increased from 2.0 million shares to 3.0 million shares, and the terms of the 2012 Plan were modified to permit such an increase through action of the Board, except when stockholder approval is necessary to comply with any applicable law, regulation or rule of any stock exchange on which WMIH’s shares are listed, quoted or traded. On February 25, 2015, the number of shares authorized and available for awards under the 2012 Plan was increased from 3.0 million to 12.0 million shares of WMIH’s common stock, subject to approval of stockholders of WMIH.  This approval was received at WMIH’s Annual Meeting of Stockholders on April 28, 2015. The 2012 Plan provides for the granting of restricted shares and other cash and share based awards. The value of restricted stock is generally determined using the fair market value determined to be the trading price at the close of business on the respective date the awards were granted.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act which reforms U.S. Tax legislation and related laws. One of the provisions of the new tax law reduces the Company’s U.S. federal corporate income tax rate from 35% to 21%. Our deferred tax assets, although fully reserved, have been revalued at the lower rate beginning in 2017. The Company continues to evaluate the impact of the new tax law on its financial condition and results of operations.

Dividend Policy

WMIH has paid no dividends on its common stock on or after the Effective Date and currently has no plans to pay a dividend on its common stock.

WMIH has declared and paid $18.0 million, $18.0 million and $17.0 million of dividends on its Original Series B Preferred Stock during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.   An additional $0.8 million, $0.7 million and $0.7 million of dividends were accrued as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively, based on the Original Series B Preferred Stock dividends that accrued cash dividends at a rate of 3% per year.   The Original Series B Preferred Stock was issued on January 5, 2015; therefore, no dividends were due or paid for any prior period.  The Original Series B Preferred Stock was amended effective January 5, 2018 as further described in Note 15: Subsequent Events.

Accounting Standards Recently Adopted

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Other than the revised statement of cash flows presentation of restricted cash, the adoption of ASU 2016-18 did not have an impact on our consolidated financial statements.

New Accounting Pronouncements

The Company has reviewed new accounting pronouncements issued between November 9, 2017, the filing date of our most recent prior Form 10-Q, and the filing date of this Form 10-K and has determined that no pronouncements issued are relevant to the Company, and/or have a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

Note 3: Insurance Activity

The Company, through WMMRC, reinsures mortgage guaranty risks of mortgage loans originated by affiliates of the Company during the period from 1997 through 2008. WMMRC is (or was) a party to reinsurance agreements with UGRIC, GMIC, MGIC, PMI, Radian, RMIC and Triad. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. The reinsurance agreements with Triad, PMI, UGRIC and Radian were commuted on August 31, 2009, October 2, 2012, April 3, 2014 and October 23, 2017, respectively.

All agreements between WMMRC and the primary mortgage insurers are on an excess of loss basis, except for a certain reinsurance treaty with GMIC during 2008, which is reinsured on a 50% quota share basis. Pursuant to the excess of loss reinsurance agreements, WMMRC reinsures a second loss layer which ranges from 5% to 10% of the risk in force in excess of the primary mortgage insurer’s first loss percentages which range from 4% to 5%. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25% to 40%.

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

Premiums assumed and earned are as follows for the periods ended December 31, 2017, 2016 and 2015, respectively:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Premiums assumed	$989	$2,656	$4,788
Change in unearned premiums	231	491	333
Premiums earned	$1,220	$3,147	$5,121

The components of the liability for losses and loss adjustment reserves are as follows as of December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Case-basis reserves	$151	$553
IBNR reserves	1	—
Premium deficiency reserves	322	258
Total losses and loss adjustment reserves	$474	$811

 Losses and loss adjustment reserve activity are as follows for the years ended December 31, 2017 and 2016, respectively:

	Year ended December 31, 2017	Year ended December 31, 2016
Balance at beginning of period	$811	$5,063
Incurred (released) - prior periods	19	(669)
Paid or terminated - prior periods	(356)	(3,583)
Total losses and loss adjustment reserves	$474	$811

The loss contract reserve balance is analyzed and adjusted quarterly. The balances in the reserve were zero and $5.6 million at December 31, 2017 and December 31, 2016, respectively. The loss contract reserve was established on March 19, 2012 at $63.1 million. The reserve was decreased by $5.6 million, $4.0 million and $2.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. In periods during which a reduction in loss contract reserve occurs, a corresponding decrease in expense is reflected in the consolidated statement of operations for the respective period. The loss contract reserve is zero at December 31, 2017 and is not expected to change or have an impact on future periods.

Note 4: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2017, are as follows:

	December 31, 2017
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$2,249	$—	$(10)	$2,239
Corporate debt securities	1,425	—	(4)	1,421
Total fixed-maturity securities	3,674	—	(14)	3,660
Less total unrestricted fixed-maturity securities	2,151	—	(9)	2,142
Total fixed-maturity securities held in trust	$1,523	$—	$(5)	$1,518

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2016, are as follows:

	December 31, 2016
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$249	$—	$—	$249
Obligations of U.S. government sponsored enterprises	59,450	1	(80)	59,371
Corporate debt securities	11,415	9	(9)	11,415
Foreign corporate debt securities	5,798	5	(7)	5,796
Total fixed-maturity securities	76,912	15	(96)	76,831
Less total unrestricted fixed-maturity securities	47,635	—	(10)	47,625
Total fixed-maturity securities held in trust	$29,277	$15	$(86)	$29,206

Amortized cost and estimated fair value of fixed-maturity securities at December 31, 2017 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2018	$3,674	$3,660
Total fixed-maturity securities	$3,674	$3,660

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the years ended December 31, 2017, 2016 and 2015, respectively, is summarized as follows:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(116)	$(227)	$(574)
Investment income on fixed-maturity securities	428	921	1,324
Interest income on cash and cash equivalents	6,481	1,572	268
Realized net (loss) gain from sale of investments	(68)	24	324
Unrealized (loss) on cash equivalents held at period end	(116)	—	—
Unrealized gain (loss) on trading securities held at period end	61	(41)	(463)
Net investment income	$6,670	$2,249	$879

The following tables show how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2017 and 2016, respectively:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Class of securities:
U.S. government treasury securities	$—	$—	$—	$—
Obligations of U.S. government sponsored enterprises	995	1,244	—	2,239
Corporate debt securities	1,421	—	—	1,421
Foreign corporate debt securities	—	—	—	—
Total fixed-maturity securities	2,416	1,244	—	3,660
Money market funds	30,780	—	—	30,780
Total	$33,196	$1,244	$—	$34,440

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Class of securities:
U.S. government treasury securities	$249	$—	$—	$249
Obligations of U.S. government sponsored enterprises	47,489	11,882	—	59,371
Corporate debt securities	7,033	4,382	—	11,415
Foreign corporate debt securities	5,796	—	—	5,796
Total fixed-maturity securities	60,567	16,264	—	76,831
Money market funds	4,548	—	—	4,548
Total	$65,115	$16,264	$—	$81,379

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at end of the calendar quarter in which the reclassifications occur. During the years ended December 31, 2017 and 2016, $2.4 million and $11.0 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	2017		2016
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Obligations of U.S. government sponsored enterprises	$—	$995	$—	$—
Corporate securities	—	1,421	—	5,737
Foreign corporate debt securities	—	—	—	5,295
Total transfers	$—	$2,416	$—	$11,032

Note 5: Income Taxes

For the year ended December 31, 2017, the Company recorded net income of approximately $25.9 million compared to net income of $201.7 million for the year ended December 31, 2016 and a net loss of approximately $61.8 million for the year ended December 31, 2015. The Company has not recorded an income tax expense or benefit for the years ended December 31, 2017, 2016, or 2015.

	2017	2016	2015
Current federal income tax expense	$—	$—	$—
Provision for doubtful federal income tax receivable	—	—	—
Deferred federal income tax expense	—	—	—
Federal income tax expense	$—	$—	$—

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Income tax at the federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Dividends on preferred securities	80.7	3.4	(8.0)
True-up of deferred assets	13.7	(0.5)	—
Adjustments to NOL due to change in tax rate	10,766.6	—	—
Adjustments to capital loss carryforward due to expiration	662.9	—	—
Stock Based Compensation	(13.7)	—	—
Change in valuation allowance	(11,545.2)	(37.9)	(27.0)
Effective rate	— %	—%	—%

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying the applicable percentage 35% prior to the 2017 tax reform and 21% for future years to taxable income, in accordance with the provisions of the United States Internal Revenue Code of 1986, as amended (the “Code”), that apply to property and casualty insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the years ended December 31, 2017, 2016, or 2015 associated with the Company’s tax liability from the preceding year.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act which reforms U.S. Tax legislation and related laws. One of the provisions of the new tax law reduces the Company’s U.S. federal corporate income tax rate from 35% to 21% resulting in a reduction of the deferred tax asset of $842.9 million and a corresponding change in the related valuation allowance. Our deferred tax assets, although fully reserved, have been revalued at the lower rate as of December 31, 2017. The Company continues to evaluate the impact of the new tax law on its financial condition and results of operations.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, derivate liabilities, net operating losses, and unrealized gains and losses on investments. As of December 31, 2017, 2016, and 2015, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

The components of the net deferred tax asset as of December 31, 2017, 2016 and 2015, respectively, are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Deferred federal income tax asset:
Net operating loss carryforward	$2,107,353	$2,104,944	$2,102,482
Change in net operating loss due to change in tax rates	(842,941)	—	—
Accruals and reserves	309	2,177	3,481
Derivative liability	—	—	19,117
Restricted stock grants	138	157	160
Net unrealized loss on investments	4	23	16
Capital loss carryforward	344	52,475	52,490
Total deferred federal income tax asset	1,265,207	2,159,776	2,177,746
Deferred federal income tax liabilities:
Losses and loss adjustments expense	304	500	411
Derivative asset	—	51,407	—
Total deferred federal income tax liabilities	304	51,907	411
Less: Valuation allowance	1,264,903	2,107,869	2,177,335
Net deferred federal income tax asset	$—	$—	$—

On March 19, 2012, WMIH emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.4 billion which gives rise to an NOL for the year ended December 31, 2012. Under Section 382 of the Code (“Section 382”), and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2017 is approximately $6.0 billion. At December 31, 2017, there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2031. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

As of December 31, 2017, WMIH has a capital loss carryforward of $1.6 million, most of which is subject to expiration in 2018. At December 31, 2016, the Company had $150 million of capital loss carryforward, $148.3 million of which expired in 2017.

In 2017, WMIH, adopted ASU 2016-09, which requires all excess tax benefits and tax deficiencies arising from share-based payments during the period to be recognized in income (rather than in equity) on a prospective basis. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital of $2.9 million for the year ended December 31, 2017. This adoption had no impact on income because the company is in a net operating loss position with a full valuation allowance.

The following table provides a summary of NOLs including the year they were incurred and the year they would currently be scheduled to expire if unused:

(in thousands)

Originated During Year Ended	Operating Loss (Taxable)	Limitations	Net Operating Loss (Taxable)	Expiration (if unused) Year Ended
December 31, 2011	$(14,201)	$—	$(14,201)	December 31, 2031
December 31, 2012	(7,535,083)	(1,589,798)	(5,945,285)	December 31, 2032
December 31, 2013	(5,019)	—	(5,019)	December 31, 2033
December 31, 2014	(32,389)	—	(32,389)	December 31, 2034
December 31, 2015	(12,347)	—	(12,347)	December 31, 2035
December 31, 2016	(4,617)	—	(4,617)	December 31, 2036
December 31, 2017	(7,152)	—	(7,152)	December 31, 2037
Total	$(7,610,808)	$(1,589,798)	$(6,021,010)

The Company accounts for uncertain tax positions in accordance with the income tax accounting guidance. The Company has analyzed filing positions in the federal and state jurisdiction where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2011 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the years ended December 31, 2017, 2016, and 2015.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaii-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIH entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator, the Insurance Division of the State of Hawaii. Total amounts incurred under these agreements totaled $1.4 million for each of the years ended December 31, 2017, 2016 and 2015. The expense and related income eliminate on consolidation. These agreements are described below.

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

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees, including the services of our Chief Legal Officer and Secretary and our Controller. The TSA provides the Company with basic infrastructure and support services to facilitate the Company’s operations. The TSA, as amended, extends the term of the agreement through June 30, 2018, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

Based on elections of certain holders of claims in connection with our bankruptcy prior to the Effective Date, WMIH retained an economic interest in certain litigation proceeds, if any, recovered by the Trust, including those related to the D&O Litigation. During the year ended December 31, 2017, 2016 and 2015, WMIH had other income of $123 thousand, $123 thousand and $7.8 million, respectively, as a result of its receipt of its share of net litigation proceeds related to the D&O Litigation. As of December 31, 2017, $1.5 million remained in the RSA Reserve. Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of litigation proceeds.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future.

In preparation for the offering of the Original Series B Preferred Stock, WMIH engaged KKR Capital Markets LLC (“KCM”), an affiliate of KKR & Co. L.P., to act as a joint book-running manager for the Series B Preferred Stock offering.  KCM also acted as an initial purchaser of the Original Series B Preferred Stock. During the year ended December 31, 2015, as a result of satisfying a post-closing covenant to reincorporate in the State of Delaware within 180 days following the closing of the Original Series B Preferred Stock offering, we paid $8.25 million to KCM.  Upon consummation of a “Qualified Acquisition” (as such term is defined in Article VI of WMIH’s 2nd Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”)), we will pay KCM an additional fee (the “KCM Deferred Fee”) of $8.25 million.  We have recorded the KCM Deferred Fee in “other liabilities” on our consolidated balance sheet and this amount is included in “accrued fees relating to Series B Preferred Stock issuance” on our consolidated statements of cash flows.

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

As of April 15, 2015, the First Lien Notes were fully redeemed by the Company, and on April 27, 2015, the First Lien Indenture was satisfied and discharged. As of September 29, 2017, the Second Lien Notes were fully redeemed by the Company, and on October 2, 2017, the Second Lien Indenture was satisfied and discharged. As a result of the satisfaction and discharge of the Second Lien Indenture the Collateral Account was subsequently closed and the remaining funds transferred to cash and cash equivalents to be used for general corporate purposes. As of December 31, 2016, the Collateral Account contained $0.4 million of cash received from WMMRC which was ultimately used for future administrative expenses, interest and principal payments on the Runoff Notes.

Second Lien Note principal outstanding totaled zero and approximately $18.8 million as of December 31, 2017 and 2016, respectively. Approximately $18.8 million and $2.9 million of Runoff Notes principal was paid during the years ended December 31, 2017 and 2016, respectively. Interest on First Lien Notes and Second Lien Notes paid in cash totaled approximately $2.0 million, $2.6 million and $2.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Note 8: Financing Arrangements

As of December 31, 2017, the Company had no debt financing arrangements in place.  As of December 31, 2016, the Company had no debt financing arrangements in place other than the Second Lien Notes which are described in Note 7: Notes Payable.

Note 9: Capital Stock and Derivative Instruments

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation (the “Articles”), WMIHC was authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of blank check preferred stock, in one or more series, each with a par value of $0.00001 per share. 200,000,000 shares of common stock were issued by WMIH in reliance on Section 1145 of the United States Bankruptcy Code on the Effective Date.

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

The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH. The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH either at the option of the holder or automatically upon transfer by KKR Fund to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC topic 470 - Debt, a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and an increase in additional paid in capital. Further, KKR Fund, as the holder of the Series A Preferred Stock and the Warrants, has received other rights pursuant to the Investor Rights Agreement as described below.

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

The Investor Rights Agreement also provides the Series A Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to WMIH’s common stock (and WMIH’s common stock underlying the Series A Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. On July 1, 2015, WMIH filed a shelf registration statement (the “Initial Registration Statement”) covering resales of Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock.  On November 23, 2015, WMIH amended the Initial Registration Statement to cover WMIH’s common stock issuable upon conversion of the Series A Preferred Stock and shares of WMIH’s common stock issuable upon exercise of warrants issued in connection with the issuance of our Series A Preferred Stock currently outstanding (as amended, the “Registration Statement”). The Registration Statement was declared effective under the Securities Act of 1933, as amended (the “Securities Act”) on November 25, 2015. On January 26, 2018, WMIH amended the Registration Statement, by means of a post-effective amendment, to deregister the Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock, and such post-effective amendment to the Registration Statement was declared effective under the Securities Act on January 29, 2018.

For as long as the Series A Holders beneficially own any shares of common stock of WMIH or Series A Preferred Stock or any of the Warrants, WMIH has agreed to provide customary Rule 144A information rights, to provide the Series A Holders with regular audited and unaudited financial statements and to allow the Series A Holders or their representatives to inspect WMIH’s books and records.

For the period commencing on December 8, 2017, (the “Amendment Date”), and ending on the date that is eighteen (18) months following January 5, 2018, (the “Amendment Effective Time,” for so long as (1) KKR Fund has not Transferred any, and together with the KKR Affiliates continues to beneficially own (with the unencumbered right to vote) all, of the Series A Preferred Stock it owns as of the Amendment Date, (2) KKR Fund has not Transferred any, and together with the KKR Affiliates continues to beneficially own (with the unencumbered right to vote) all, Warrants it owns as of the Amendment Date or any of the Common Stock issuable upon the exercise thereof, and (3) KKR Wand has not transferred, in the aggregate, more than, and together with the KKR Affiliates continues to beneficially own (with the unencumbered right to vote) at least, 50% of the Series B Preferred Stock it owns as of the date hereof, the Company shall not enter into a definitive agreement with respect to any target acquisition without the prior written consent of KKR Fund; provided, however, that if KKR Fund does not give written notice to the Company of its approval of, or objection to, a proposed target acquisition within five (5) business days of having received notice of the material definitive terms of such target acquisition, KKR Fund shall be deemed to have approved such target acquisition and the Company may pursue such target acquisition, including by entering into a definitive material agreement in respect thereof, without the prior written consent of KKR Fund hereunder. For the avoidance of doubt, after the date that is eighteen (18) months following the Amendment Effective Time, KKR Fund shall have no consent rights hereunder with respect to any target acquisition.

The foregoing description of (i) the Investor Rights Agreement is qualified in its entirety by reference to the Investor Rights Agreement, which was filed with the Securities and Exchange Commission (the “SEC”) as Exhibit 4.2 on Form 8-K on January 31, 2014, and incorporated by reference, (ii) the Warrants are qualified in their entirety by reference to the Form of Tranche A Warrant and Form of Tranche B Warrant, which were filed with the SEC as Exhibits 4.3 and 4.4, respectively, on Form 8-K on January 31, 2014, and incorporated by reference, (iii) the Series A  Preferred Stock is qualified in its entirety by reference to the Articles of Amendment of WMIH dated January 30, 2014, which were filed with the SEC as Exhibit 4.5 on Form 8-K on January 31, 2014, and incorporated by reference, the Form of Series A Convertible Preferred Stock Certificate, which was filed with the SEC as Exhibit 4.6 on Form 8-K on January 31, 2014, and incorporated by reference, and the Certificate of Incorporation, which was filed with the SEC as Exhibit 3.1 on Form 8-K12G3 on May 13, 2015, and incorporated by reference, (iv) the Investment Agreement is qualified in its entirety by reference to the Investment Agreement, which was filed with the SEC as Exhibit 10.1 on Form 8-K on January 31, 2014, and incorporated by reference, and (v) the Investment Agreement is qualified in its entirety by reference to the Letter Agreement dated December 8, 2017, by and among the Company, KKR Fund Holdings L.P. and KKR Wand Investors L.P., which was filed with the SEC as Exhibit 10.3 on Form 8-K on December 11, 2017, and incorporated by reference.

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

On January 5, 2015, in connection with the offering and pursuant to that certain Purchase Agreement, dated December 19, 2014 (the “Purchase Agreement”), by and among WMIH, Citigroup Global Markets Inc. (“Citi”) and KCM (KCM and Citi together, the “Initial Purchasers”), WMIH entered into a Registration Rights Agreement with the Initial Purchasers (the “Registration Rights Agreement”), pursuant to which WMIH has agreed that, subject to certain conditions, WMIH will use its reasonable efforts to (i) file a shelf registration statement covering resales of WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock no later than six months after January 5, 2015 (the “Issue Date”); (ii) file a shelf registration statement covering resales of the Original Series B Preferred Stock no later than one year after the Issue Date; and (iii) cause each of these shelf registration statements to be declared effective under the Securities Act. On July 1, 2015, WMIH filed the Initial Registration Statement covering resales of Series B Preferred Stock and shares of WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock.  On November 23, 2015, WMIH amended the Initial Registration Statement to cover WMIH’s common stock issuable upon conversion of the Series A Preferred Stock and shares of WMIH’s common stock issuable upon exercise of warrants issued in connection with the issuance of our Series A Preferred Stock currently outstanding. The Registration Statement was declared effective under the Securities Act on November 25, 2015. On January 26, 2018, WMIH amended the Registration Statement, by means of a post-effective amendment, to deregister the Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock, and such post-effective amendment to the Registration Statement was declared effective under the Securities Act on January 29, 2018.

The foregoing description of the Registration Rights Agreement is qualified in its entirety by the provisions of the Registration Rights Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.1 and incorporated by reference herein.

On January 5, 2015, in connection with the offering and pursuant to the Purchase Agreement, WMIH entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent (the “Escrow Agent”), pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598.5 million, representing the proceeds of the offering of Original Series B Preferred Stock less offering fees payable on the Issue Date but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds have been, and will be released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to (i) pay certain fees related to the offering that may become payable to the Initial Purchasers, (ii) finance WMIH’s efforts to explore and/or fund, in whole or in part, acquisitions, whether completed or not, including reasonable attorney fees and expenses related thereto, accounting expenses, due diligence and financial advisor fees and expenses, (iii) pay certain amounts that may become payable to the holders of the Series B Preferred Stock upon the occurrence of certain put events, (iv) pay certain amounts that would become payable to the holders of the Series B Preferred Stock upon a mandatory redemption of the Series B Preferred Stock, and (v) pay certain expenses related to the offering. The entire net proceeds will be released from escrow as instructed by WMIH upon consummation of a Qualified Acquisition (as defined below). If we have not consummated a Qualified Acquisition on or prior to October 5, 2019, we will be required to redeem all of the outstanding Series B Preferred Stock on October 5, 2019, the Series B Redemption Date; provided, if prior to the Series B Redemption Date we have publicly announced that WMIH has entered into a definitive agreement for an Acquisition, the Series B Redemption Date will be extended to the earlier of April 5, 2020 and the day immediately following the date such definitive agreement is terminated or the date such Acquisition is closed.  “Acquisition” means any acquisition by the Company (or any of its direct or indirect wholly-owned subsidiaries), in a single transaction or a series of transactions, whether by purchase, merger or otherwise, of all or substantially all of the assets of, or of 80% or more of the equity interests in, or a business line, unit or division of, any person.  A “Qualified Acquisition” means an Acquisition that, taken together with prior Acquisitions (if any), collectively utilizes aggregate net proceeds of the Series B Preferred Stock financing of $450 million.  The aggregate redemption costs, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600.0 million, plus shares of WMIH’s common stock equal to the pro rata portion of the Regular Dividend (as defined in the Certificate of Incorporation) for the partial Regular Dividend Period (as defined in the Certificate of Incorporation) ended immediately following October 5, 2019, plus shares of WMIH’s common stock in respect of any other accrued and unpaid dividends, if any, whether or not declared. As of December 31, 2017 and 2016, the balance remaining in the escrow account totaled approximately $578.9 million and $572.9 million, respectively. The foregoing description of the Escrow Agreement is qualified in its entirety by the provisions of the Escrow Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.2 and incorporated by reference herein.

If the Series B Preferred Stock is redeemed or determined likely to be redeemed, the Company would be required to record a charge to earnings of approximately $96.3 million to accrete the value of the Series B Preferred Stock to the $600.0 million redemption value. The Company continues to pursue its business strategy of consummating an acquisition, and to explore potential financing and refinancing alternatives, and as of December 31, 2017, the Company has determined that recording for accretion to the Series B Preferred Stock’s redemption value is not required.

The Series B Preferred Stock are hybrid financial instruments that blend characteristics of both equity and debt securities.  The terms of the Series B Preferred Stock provided for either redemption of the principal and interest for cash at maturity or in the event of certain predetermined circumstances or mandatory conversion into WMIH’s common stock. The Original Series B Preferred Stock also embodied contingent equity-linked share price protections, an embedded conversion feature, in the form of a variable conversion price based on a 20 trading day average of volume weighted-average price.  The Series B Preferred Stock has no variable conversion feature and the fair market value at December 31, 2017 of the embedded conversion feature was reclassed to equity.

The Series B Preferred Stock was amended on December 8, 2017 and this amendment became effective on January 5, 2018 (the “Amendment Date”).  The amendment was determined to be a modification for accounting purposes based on qualitative and quantitative factors including cash flow analysis. Prior to the Amendment Date, upon any conversion of Original Series B Preferred Stock in accordance with its terms, the Original Series B Preferred Stock would have converted based on the outstanding principal and accrued interest, subject to a floor of $1.75 per share of WMIH’s common stock and a ceiling of $2.25 per share. Subsequent to the Amendment Date, the Series B Preferred Stock shall convert based on $1.35 per share of WMIH’s common stock.  As a result, of the variability of the mandatory conversion provisions, prior to the Amendment Date, the Company determined that the Original Series B Preferred Stock contained certain embedded derivative features.  Management’s evaluation resulted in the conclusion that, prior to the Amendment Date, the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion feature as a derivative. A derivative liability results primarily when the Company average stock price (as defined in the Certificate of Incorporation) exceeds the conversion price, including the ceiling conversion price of $2.25, as defined by the Certificate of Incorporation. A derivative asset results when the Company’s average stock price is less than the conversion price, including the floor price of $1.75. The aggregate fair value of the embedded conversion feature was a liability of $66.2 million on the date of issuance of the Original Series B Preferred Stock.  At December 31, 2017, the fair value of the embedded conversion feature was reclassed to equity due to its modification and at December 31, 2016 was an asset of $80.7 million, respectively.  A change in the fair value of the embedded conversion feature constituted other income or expense, as the case may be, in the applicable reporting period.  Upon conversion or redemption of the Original Series B Preferred Stock, any asset or liability related to the embedded conversion feature would have been eliminated. Upon modification of the Original Series B Preferred Stock, specifically as a result of the elimination of the variable conversion feature, the embedded conversion feature is no longer required to be separately accounted for. At December 31, 2017, the fair market value of the embedded conversion feature was determined to be $108.9 million, and this amount was reclassed to equity.  During the years ended December 31, 2017 and 2016, the fair market value of the asset decreased by $80.7 million and increased by $201.5 million, respectively, resulting in other expense in 2017 of $28.2 million (the total change in fair market value less the reclass to equity) and other income equal to the 2016 increase, respectively. Between January 5, 2015 and December 31, 2015, the fair market value of the liability increased by $54.6 million resulting in a corresponding other expense item. The Original Series B Preferred Stock was not issued until January 5, 2015, therefore there was no embedded conversion feature outstanding or any change in embedded conversion feature for any quarterly or annual period prior to 2015.

In connection with the amendment to the Original Series B Preferred Stock, Citibank, the Company’s escrow agent and an underwriter for the Original Series B Preferred Stock offering, amended its agreement with the Company whereby it waived a contingent fee of $4.0 million and extended the escrow agreement in exchange for a fee of $2.5 million with no contingency. The Company paid the $2.5 million in January 2018. At December 31, 2017, the difference of $1.5 million has been added to the Series B Preferred Stock mezzanine liability and other liabilities has been reduced by $1.5 million in accordance with ASC 470-50-40-17 - Fees Between Debtor and Creditor.

WMIH issued restricted stock grants to members of the Board totaling $0.4 million, $0.5 million and $0.7 million of aggregate intrinsic value during the years ended December 31, 2017, 2016 and 2015, respectively. The restricted shares noted above vest over a three year period.

On May 15, 2015, WMIH issued restricted stock grants to our Chief Executive Officer, William C. Gallagher and our President and Chief Operating Officer, Thomas L. Fairfield, in conjunction with employment agreements totaling $9.8 million of aggregate fair value (the “Exec Grants”) based on the $2.76 trading price of WMIH shares at the close of business on the date issued.  WMIH may be required to issue additional shares if the conversion price applicable to the Series B Preferred Stock is less than $2.25 per share. The Exec Grants will vest in full and will be recognized as compensation expense upon the consummation of a Qualified Acquisition, subject to the executives’ continued employment with the Company until such time. The foregoing description of the restricted stock agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Gallagher Restricted Stock Agreement and the Fairfield Restricted Stock Agreement (collectively, the “Executive Agreements”), which were filed as Exhibit 10.3 and Exhibit 10.5, respectively, of Form 8-K12G3 filed on May 13, 2015 and incorporated herein by reference.  The fair market value of the Exec Grants as of December 31, 2017, approximates $3.9 million as a result of the terms of the Executive Agreements which would result in additional share issuances if the value is below $2.25 per share limited to a maximum of shares based on a minimum conversion price of $1.75 per share. The stock price was $0.85 per share at the close of the market on December 31, 2017 and if the Exec Grants had vested then the minimum conversion price of $1.75 per share would have been utilized, therefore, a total of 1,015,872 additional shares would have been required to be issued, 507,936 additional shares each to both Mr. Gallagher and Mr. Fairfield.

The total unamortized value related to the unvested restricted share grant totals $3.5 million, $7.7 million and $10.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The unamortized value of $3.5 million at December 31, 2017, if all are ultimately vested will be amortized according to the following schedule.

Amortization Schedule (in thousands)	December 31, 2017 unamortized dollar value
1st quarter 2018	$98
2nd quarter 2018	71
3rd quarter 2018	71
4th quarter 2018	71
1st quarter 2019	66
2nd quarter 2019	36
3rd quarter 2019	36
4th quarter 2019	36
1st quarter 2020	31
Unamortized fair-value - subject to vesting schedule	516
Unamortized fair-value - event dependent	3,022
Total unamortized dollar value	$3,538

Net equity-based compensation totaled $0.5 million, $0.7 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The restricted stock awards were issued at the fair market value determined to be the trading price at the close of business the respective date the awards were granted.

A summary of WMIH’s restricted share award activity for the years ended December 2017, December 31, 2016 and December 31, 2015 is presented below.

	Number of restricted stock awards outstanding	Weighted-average grant date fair value	Aggregate fair value (in thousands)
Outstanding—January 1, 2015	2,343,245	$1.1023	$2,582
Restricted stock awards granted during 2015	3,824,790	2.7486	10,513
Outstanding—December 31, 2015	6,168,035	2.1230	13,095
Restricted stock awards granted during 2016	212,765	2.3500	500
Outstanding—December 31, 2016	6,380,800	2.1306	13,595
Restricted stock awards granted during 2017	333,332	1.2000	400
Outstanding—December 31, 2017	6,714,132	$2.0844	$13,995

WMIH has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 4,053,640 on December 31, 2017 and 4,039,591 on December 31, 2016. The Exec Grants vest upon future events, and are not time specific, and for this reason we have used 4th quarter 2019 as the vesting date in the following table as this date corresponds with the Series B Redemption Date. The shares subject to repurchase at December 31, 2017 will vest according to the following schedule:

Vesting schedule of shares subject to repurchase	December 31, 2017 unvested shares
1st quarter 2018	219,128
2nd quarter 2018	—
3rd quarter 2018	—
4th quarter 2018	—
1st quarter 2019	167,848
2nd quarter 2019	—
3rd quarter 2019	—
4th quarter 2019	3,555,556
1st quarter 2020	111,108
Total unvested shares	4,053,640

Pursuant to a restricted stock agreement, WMIH has the right, but not the obligation, to repurchase any unvested (but issued) shares of WMIH’s common stock at $0.0001 per share upon the termination of service in the case of a director, or in the case of the Exec Grants, on October 5, 2019 if the Series B Preferred Stock are redeemed or as a result of certain circumstances as defined by the terms of the Exec Grants.

A summary of WMIH’s restricted shares issued and subject to repurchase as of the years ended December 31, 2017, December 31, 2016 and December 31, 2015 is presented below.

Vesting schedule of shares subject to repurchase	Unvested shares
Shares subject to repurchase—January 1, 2015	1,343,764
Shares issued subject to vesting during 2015	3,824,790
Shares vested during 2015	(971,158)
Shares subject to repurchase—January 1, 2016	4,197,396
Shares issued subject to vesting during 2016	212,765
Shares vested during 2016	(370,570)
Shares subject to repurchase—December 31, 2016	4,039,591
Shares issued subject to vesting during 2017	333,332
Shares vested during 2017	(319,283)
Shares subject to repurchase—December 31, 2017	4,053,640

On June 1, 2017 and June 1, 2016, WMIH issued 333,332 and 212,765 restricted stock grants, respectively, to members of the Board totaling $0.4 million and $0.5 million, respectively, of aggregate fair value.  The share price was determined based on the closing sales price of $1.20 and $2.35 on the respective dates of the awards.

As of December 31, 2017, December 31, 2016 and December 31, 2015, 206,714,132, 206,380,800 and 206,168,035 shares of WMIH’s common stock were issued and outstanding, respectively. As of December 31, 2017, December 31, 2016 and December 31, 2015, 1,000,000 shares of the Series A Preferred Stock were issued and outstanding. As of December 31, 2017, December 31, 2016 and December 31, 2015, 600,000 shares of the Original Series B Preferred Stock were issued and outstanding.  As of December 31, 2017, December 31, 2016 and December 31, 2015, 61,400,000 warrants to purchase WMIH’s common stock were issued and outstanding.  See Note 12: Net Income (Loss) Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of December 31, 2017, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC had net assets totaling $13.1 million and $33.8 million, as of December 31, 2017 and 2016, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by trust agreements, and the requirement that the Insurance Division of the State of Hawaii must approve dividends from WMMRC.

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

The following table presents the calculation of basic net income (loss) per share attributable to common stockholders for the periods presented:

(in thousands, except share and per share data)

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Numerator for basic net income (loss) per share:
Net income (loss)	$25,882	$201,700	$(61,833)
Less: Series B preferred stock dividends	(18,050)	(18,000)	(17,748)
Less: undistributed earnings attributed to participating securities (basic calculation)	(5,417)	(116,774)	—
Basic net income (loss) attributable to common stockholders	$2,415	$66,926	$(79,581)
Denominator for basic net income (loss) per share:
Weighted-average shares outstanding	206,576,233	206,291,857	204,776,405
Weighted-average unvested restricted shares outstanding	(3,980,945)	(4,020,970)	(3,029,792)
Denominator for basic net income (loss) per share	202,595,288	202,270,887	201,746,613
Basic net income (loss) per share attributable to common stockholders	$0.01	$0.33	$(0.39)

The following table presents the calculation of diluted net income (loss) per share attributable to common stockholders for the periods presented:

(in thousands, except share and per share data)

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Numerator for diluted net income (loss) per share:
Net income (loss)	$25,882	$201,700	$(61,833)
Less: Series B preferred stock dividends	(18,050)	(18,000)	(17,748)
Less: undistributed earnings attributed to participating securities (diluted calculation)	(5,417)	(112,115)	—
Diluted net income (loss) attributable to common stockholders	$2,415	$71,585	$(79,581)
Denominator for diluted net income (loss) per share:
Weighted-average shares outstanding	206,576,233	206,291,857	204,776,405
Weighted-average unvested restricted shares outstanding	(3,980,945)	(4,020,970)	(3,029,792)
Effect of dilutive potential shares	10,065,629	33,135,473	—
Denominator for diluted net income (loss) per share	212,660,917	235,406,360	201,746,613
Diluted net income (loss) per share attributable to common stockholders	$0.01	$0.30	$(0.39)

*There were no dilutive effects from any equity instruments for periods presented which did not have net income, therefore diluted net (loss) per share was the same as basic net (loss) for periods presented which reflect a net loss.

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

	Potential dilution to common
	Minimum shares	Maximum shares
Restricted shares subject to vesting	4,053,640	4,053,640
Series A Preferred Stock	10,065,629	10,065,629
Warrants outstanding	61,400,000	61,400,000
Maximum number of restricted shares to be issued if Series B conversion is below $2.25	—	1,015,874
Series B Preferred Stock ($1.35 conversion)	444,444,444	444,444,444
Potential common shares issued to satisfy Series B Preferred Stock dividends (full term)	—	64,285,714
Potential common shares issued to satisfy Series B Preferred Stock acquisition conversion payment	—	11,428,572
Potential dilutive shares if converted to common	519,963,713	596,693,873

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

Determining which category an asset or liability falls within the fair value accounting guidance hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of December 31, 2017:

(in thousands)
Assets	Level 1	Level 2	Level 3	December 31, 2017
Derivative embedded conversion feature	$—	$—	$—	$—

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of December 31, 2016:

	(in thousands)
Assets	Level 1	Level 2	Level 3	December 31, 2016
Derivative embedded conversion feature	$—	$—	$80,651	$80,651

The following table shows the change in Level 3 financial instrument measured at fair value on a recurring basis for the period ended      December 31, 2017:

Derivative asset (liability) embedded conversion feature (in thousands)
Balance, January 1, 2015	$—
Issuance during 2015	(66,227)
Loss on change in fair value	(54,621)
Balance, December 31, 2015	(120,848)
Gain on change in fair value	201,499
Balance, December 31, 2016	80,651
Gain on change in fair value	28,242
Reclassification of derivative asset	(108,893)
Balance, December 31, 2017	$—

On January 5, 2015, WMIH raised $600.0 million of capital (less transaction costs) through the issuance of 600,000 shares of Original Series B Preferred Stock. The shares carry a liquidation preference of $1,000 per share, equal to their initial purchase price. In addition, they have a mandatory redemption right three years from the issuance date at a price equal to the initial investment amount, and initially accrued dividends at 3% per annum.  The Original Series B Preferred Stock was amended on December 8, 2017 and this amendment became effective on January 5, 2018.  As a result of this amendment which is detailed in Note 15: Subsequent Events, dividends earned subsequent to the Amendment Date are payable in common stock accrued at the rate of 5% per annum.

The purpose of the capital raise was principally to pursue strategic acquisitions of operating companies that fit the Company’s desired business model. Management intends to pursue such an acquisition or acquisitions with the proceeds of the capital raise, and should it occur during the term of the Series B Preferred Stock, there is a mandatory conversion of these shares into common stock of WMIH. Mandatory conversion (prior to the Amendment Date) occurred at a price that was the lesser of:

i)	$2.25 per share of WMIH’s common stock; and
ii)

the arithmetic average of daily volume weighted-average prices of WMIH’s common stock during the 20 trading day period ending on the trading day immediately preceding the public announcement by WMIH of its entry into a definitive agreement for such acquisition, subject to a floor of $1.75 per share of WMIH’s common stock.

Subsequent to the Amendment Date, if there is a mandatory conversion of these shares into common stock of WMIH, the shares convert at a rate of $1.35 per share of WMIH’s common stock.

We used a binomial lattice option pricing model to value the embedded conversion feature that is subject to fair value liability accounting. The key inputs which we utilized in the determination of the fair value as of the reporting date include our stock price as well as assumptions regarding a number of complex and subjective variables. These variables included, but were not limited to, expected stock price volatility over the term of the convertible preferred securities, which we estimated at 60% as of December 31, 2017, and 40% as of December 31, 2016, and risk-free interest rate, which was estimated at 1.6% as of December 31, 2017, and 0.6% as of December 31, 2016. In addition, the model requires the input of an expected probability of occurrence, which we estimated at 95% as of December 31, 2017 and 90% as of December 31, 2016, and the timing of a Qualified Acquisition which initiates the mandatory conversion, which we estimated at 9 months from December 31, 2017 and 6 months from December 31, 2016. The fair value of the embedded conversion feature liability was revalued each reportable balance sheet date utilizing our model computations with the decrease or increase in fair value being reported in the consolidated statements of operations as gain or (loss) on change in fair value of derivative embedded conversion feature, respectively. The primary factors affecting the fair value of the embedded conversion feature liability were the probability of occurrence and timing of a Qualified Acquisition, our stock price and our stock price volatility. In addition, the use of a model requires the input of subjective assumptions, and changes to these assumptions could provide differing results.  As a result of the amendment of the terms of the Series B Preferred Stock’s conversion price the derivative embedded conversion feature was adjusted to its fair value at December 31, 2017. The variance from the fair value at December 31, 2016, $28.2 million was recorded as other income and the fair market value as of December 31, 2017, $108.9 million was transferred to equity. The embedded conversion feature, subsequent to the Amendment Date, will not be considered a derivative, primarily due to the elimination of the variance in the conversion price and the determination that the conversion feature is indexed to WMIH’s common stock, and therefore, will not be revalued in future periods.

Note 14: Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2017, 2016 and 2015, respectively:

(in thousands, except per share amounts)

	Total revenue	Net income (loss) attributable to common and participating stockholders	Earnings per share - basic	Earnings per share - diluted
Year Ended December 31, 2017
First Quarter	$1,610	$13,289	$0.02	$0.02
Second Quarter	2,032	(25,824)	(0.13)	(0.13)
Third Quarter	2,287	33,911	0.06	0.06
Fourth Quarter	1,961	(13,544)	(0.07)	(0.07)
For the Year Ended December 31, 2017	$7,890	$7,832	$0.01	$0.01
Year Ended December 31, 2016
First Quarter	$1,500	$51,050	$0.11	$0.10
Second Quarter	1,389	17,909	0.04	0.03
Third Quarter	1,284	(21,145)	(0.10)	(0.10)
Fourth Quarter	1,223	135,886	0.24	0.23
For the Year Ended December 31, 2016	$5,396	$183,700	$0.33	$0.30
Year Ended December 31, 2015
First Quarter	$1,750	$1,253	$0.00	$0.00
Second Quarter	1,470	(77,983)	(0.39)	(0.39)
Third Quarter	1,488	(8,419)	(0.04)	(0.04)
Fourth Quarter	1,292	5,568	0.01	0.01
For the Year Ended December 31, 2015	$6,000	$(79,581)	$(0.39)	$(0.39)

Note 15: Subsequent Events

On December 8, 2017, WMIH filed a certificate of amendment, the Series B Amendment, to its Amended and Restated Certificate of Incorporation (the “Existing Charter” and, as amended by the Series B Amendment, the “Amended Charter”). The Series B Amendment became effective at 12:00 a.m., New York City time, on January 5, 2018.

The Series B Amendment, which was approved by the holders of 308,731, or approximately 51%, of the 600,000 issued and outstanding shares of Series B Preferred Stock, amended certain terms of WMIH’s issued and outstanding 3.00% Series B Convertible Preferred Stock, par value $0.00001 per share, to, among other things:

•

extend the Series B Redemption Date (as defined in the Existing Charter) from January 5, 2018 to October 5, 2019 (subject to a six-month extension in accordance with the terms of the Series B Amendment);

•

amend the Conversion Price (as defined in the Existing Charter) relating to a Mandatory Conversion (as defined in the Existing Charter) of the Series B Preferred Stock to $1.35 per share of WMIH’s common stock, par value $0.00001 per share;

•	change the quarterly 3.00% dividend payable in cash to a semi-annual 5.00% dividend payable in Common Stock (the “Regular Dividend”) if, as and when declared by WMIH’s Board of Directors;
•	provide for a special distribution of 19.04762 shares of common stock per share of Series B Preferred Stock upon the closing of any Acquisition (as defined in the Amended Charter); and
•

provided for a special stub dividend payable which was declared and paid by WMIH’s Board of Directors in cash for dividends accruing on the Series B Preferred Stock payable in arrears for the period December 15, 2017 to January 4, 2018.

The foregoing description of the Series B Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Series B Amendment, which is included as Exhibit 3.1 of Form 8-K filed December 11, 2017 and which is incorporated herein by reference.

On January 18, 2018, WMIH filed a certificate of dissolution of WMIIC with the office of the Delaware secretary of state. The dissolution of WMIIC was effective immediately upon the filing of such certificate.

On January 31, 2018, WMIH and the WMI Liquidating Trust entered into Amendment No. 4 to the Transition Services Agreement which is included as Exhibit 10.1 of Form 8-K filed February 1, 2018 and which is incorporated herein by reference. This amendment updates the services provided by the Trust to WMIH and the rates charged for these services.

On February 2, 2018, the reinsurance agreement between WMMRC and RMIC was terminated in accordance with the provisions of the agreement and the remaining balance in the related trust account, approximately $230 thousand, was transferred to WMMRC on February 5, 2018.

On February 12, 2018, WMIH, Nationstar Mortgage Holdings Inc., a Delaware corporation that is currently listed on the New York Stock Exchange under the ticker “NSM” (“Nationstar”), and Wand Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of WMIH (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Nationstar (the “Nationstar Transaction” or the “Merger”), with Nationstar continuing as the surviving corporation and a wholly-owned subsidiary of WMIH.  Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, each share of Nationstar’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned, directly or indirectly, by Nationstar, WMIH or Merger Sub or by any Nationstar stockholder who properly exercises and perfects appraisal of his, her or its shares under Delaware law) will be converted into the right to receive, at the election of the holder of such share, (i) $18.00 per share in cash, without interest, or (ii) 12.7793 shares of validly issued, fully paid and nonassessable shares of WMIH common stock, par value $0.00001 per share (“WMIH Common Stock”), subject in each case to pro rata cutbacks to the extent cash or stock is oversubscribed (the “Merger Consideration”). The aggregate amount of cash to be paid as Merger Consideration in the Merger is approximately $1.2 billion. WMIH currently plans to fund the cash component of the Merger Consideration, the repayment of approximately $1.9 billion of outstanding senior unsecured notes of Nationstar and its subsidiaries, and the payment of fees and expenses related to the Merger through a combination of escrowed funds, cash on hand, proceeds from the issuance of debt securities, and borrowings under credit facilities. WMIH has obtained $2.75 billion in debt commitments from certain lenders in connection with its financing plan, which commitment is subject to customary terms and conditions. Upon the closing of the Nationstar Transaction, all of the outstanding Series B Preferred Stock will be mandatorily converted into WMIH Common Stock at a price of $1.35 per share, and holders of Series B Preferred Stock will be entitled to a special, one-time distribution of WMIH Common Stock and accrued and unpaid dividends payable in WMIH Common Stock. For more information on the terms of the transaction, including fees to be paid to related parties, please see the Form 8-K filed with the SEC on February 14, 2018.

On February 13, 2018, the aggregate excess of loss reinsurance agreement between WMMRC and GMIC was terminated in accordance with the provisions of the agreement.  The underlying trust and the related quota share agreement remains in place. In connection with this event, on February 16, 2018, WMMRC received approval from the Hawaii Insurance Division to request the transfer of $4.2 million from the GMIC trust account to WMMRC. As of the date of this report this transfer of assets has not occurred.