Form 10-K/A
period 2017-12-31
WMIH CORP.
filed 2018-04-30
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K of WMIH Corp., a Delaware corporation (the “Company”, “WMIH”, “we”, “our” or “us”) for the year ended December 31, 2017, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2018 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in an annual report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after the registrant’s fiscal year end.

On February 12, 2018, WMIH, Wand Merger Corporation, a Delaware corporation and wholly-owned subsidiary of WMIH, and Nationstar Mortgage Holdings Inc., a Delaware corporation (“Nationstar”), entered into an Agreement and Plan of Merger, pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Wand Merger Corporation will merge with and into Nationstar (the “Merger”), with Nationstar continuing as the surviving corporation and a wholly-owned subsidiary of WMIH. The Merger is expected to close in the second half of 2018, subject to approval by WMIH’s and Nationstar’s shareholders and other customary closing conditions, including the receipt of required regulatory approvals. For further information, see the Company’s Registration Statement on Form S-4 filed on March 23, 2018.

Given the expected timing for the closing of the Merger, we are filing this Amendment to include Part III information because WMIH no longer intends to file a definitive proxy statement within 120 days of December 31, 2017, the end of our fiscal year. Except as otherwise specifically defined herein, all defined terms used in this Amendment shall have the same meaning as in the Original Filing.

In accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. Pursuant to Rule 12b-15 under the Exchange Act, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are filed as Exhibits to this Amendment, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and WMIH has not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to the date thereof. The disclosures contained in the Original Filing are provided as of the date of such disclosures.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding our executive officers is provided in Item 1. Business—Executive Officers of the Registrant in the Original Filing.

WMIH Board of Directors

WILLIAM C. GALLAGHER, (age 59). Mr. Gallagher is WMIH’s Chief Executive Officer and has served as a director since May 2015. Mr. Gallagher previously served as a consultant of WMIH since November 21, 2014. Mr. Gallagher served as an Executive Vice President and member of the board of directors at Capmark Financial Group Inc., a commercial real estate finance company (“Capmark”), from November 2014 until May 2015. Mr. Gallagher served as President and Chief Executive Officer of Capmark from February 2011 to November 2014. He was Executive Vice President and Chief Risk Officer of Capmark from March 2009 to February 2011. Prior to joining Capmark, Mr. Gallagher was the Chief Credit Officer of RBS Greenwich Capital, a financial services company, from September 1989 to February 2009. Mr. Gallagher is a member of the WMIH corporate strategy and development committee (which we refer to as the “WMIH CS&D committee”).

DIANE B. GLOSSMAN, (age 62). Ms. Glossman has served as a director since 2012. Ms. Glossman is a retired investment analyst with over 25 years of experience as an analyst and 20 years of governance experience on boards. In addition to her service on behalf of WMIH, Ms. Glossman currently serves on the boards of directors of Ambac Assurance Company, Bucks County SPCA, Live Oak Bancshares, Barclays US LLC and Barclays Bank Delaware. Previously, Ms. Glossman served on the board of directors of QBE North America from 2013 – 2016, Powa Technologies Group Ltd. from 2013-2016; A.M. Todd Company from 1998 to July 2011; and as an independent trustee on State Street Global Advisors mutual fund board from October 2009 to April 2011. Ms. Glossman chairs the WMIH compensation committee and is a member of the WMIH audit committee, the WMIH finance committee and the WMIH nominating and corporate governance committee.

CHRISTOPHER J. HARRINGTON, (age 37). Mr. Harrington has served as a director since June 2017 and is a Member of KKR, a global asset manager working in private equity and fixed income. He joined KKR in 2008 and is a senior member of the firm’s financial services industry team within the Americas Private Equity platform. Mr. Harrington has been involved with KKR’s investments in Alliant Insurance Services, Focus Financial Partners, Privilege Underwriters (PURE), Santander Consumer USA, Sedgwick Claims Management Services, USI Insurance Services and WMIH Corp and has extensive experience in corporate financings, mergers, acquisitions, investments and strategic transactions. Previously, Mr. Harrington was with Merrill Lynch & Co. in New York, where he was involved in a variety of acquisitions, divestitures, and other corporate advisory transactions. He holds an A.B., magna cum laude, from Harvard College and a J.D., magna cum laude, from Harvard Law School.

TAGAR C. OLSON, (age 40). Mr. Olson has served as a director since May 2015, appointed by KKR Fund, and served as an observer to the WMIH board of directors from March 13, 2014 until becoming a director. Mr. Olson is a Member of KKR, a global asset manager working in private equity and fixed income. He joined KKR in 2002, and he currently serves as head of KKR’s financial services industry team and as a member of the Investment Committee within KKR’s Private Equity platform. Mr. Olson currently serves on the boards of directors of Alliant Insurance Services, First Data Corporation, Privilege Underwriters (PURE) and Sedgwick, Inc. He has played a significant role in many of KKR’s other investments in the financial services sector over the past decade, including Latitude Financial, Legg Mason, Nephila and Santander Consumer USA. Prior to joining KKR, Mr. Olson was with Evercore Partners Inc., a New York-based global investment banking advisory and investment management firm, starting in 1999, where he was involved in a number of private equity transactions and mergers and acquisitions. Mr. Olson holds a B.S. and B.A.S., summa cum laude, from the University of Pennsylvania. He is a member of the Board of Overseers at NYU Langone Medical Center. Mr. Olson chairs the WMIH CS&D committee.

MICHAEL J. RENOFF, (age 43). Mr. Renoff has served as a director since March 2012. Mr. Renoff has served as Senior Analyst of Old Bell Associates, LLC (“Old Bell”) since 2008. Old Bell Partners, L.P. (“Old Bellows”), an affiliate of Old Bell, is the investment manager to Scoggin Worldwide Fund Ltd., which owns shares in WMIH. In addition, Scoggin Management LP, an affiliate of Old Bell and Old Bellows, is an investment manager to Scoggin International Fund Ltd., which owns shares of WMIH. Mr. Renoff is a member of the WMIH audit committee and the WMIH CS&D committee.

STEVEN D. SCHEIWE, (age 57). Mr. Scheiwe has served as a director since March 2012. Since 2001 Mr. Scheiwe has been President of Ontrac Advisors, Inc., which offers analysis and management services to private equity groups, privately held companies and funds managing distressed corporate debt issues. Mr. Scheiwe also serves on the board of directors of Alimco Financial Corporation (formerly known as Alliance Semiconductor Corp) and Verso Corporation. During the last five years he has also served on the board of directors of FiberTower Corporation, Primus Telecommunications Group, Inc., and Mississippi Phosphates Corporation. Mr. Scheiwe is chair of the WMIH board of directors, the WMIH finance committee and the WMIH nominating and corporate governance committee and a member of the WMIH compensation committee and the WMIH audit committee.

MICHAEL L. WILLINGHAM, (age 47). Mr. Willingham has served as a director since March 2012. Since June 2002, Mr. Willingham has been a principal at Willingham Services, which provides consulting advice for a diverse portfolio of clients and constituencies regarding strategic considerations involving complex litigation across a variety of industries, including energy, financial services and varying wholesale/retail products. Mr. Willingham is a member of the Trust Advisory Board and Litigation Subcommittee of WMI Liquidating Trust (which we refer to as the “Trust”). Mr. Willingham chairs the WMIH audit committee and is a member of the WMIH compensation committee, the WMIH nominating and corporate governance committee and the WMIH finance committee.

Committees and Meetings of the WMIH Board of Directors

During the fiscal year ended December 31, 2017, the board of directors (the “Board”) held 18 formal meetings. The Board has established four standing committees: an audit committee, compensation committee, corporate strategy and development committee and nominating and corporate governance committee. In 2017, the Board established a finance committee, which is described in more detail below. Each director attended at least 75% of the total number of meetings held by the Board and the committees of the Board on which he or she served during fiscal year 2017 (or such portion of the year during which such director served on the Board).

The Board, following a recommendation by the WMIH nominating and corporate governance committee, has adopted a policy with respect to board member attendance at annual stockholder meetings. In accordance with such policy, the Board encourages all directors to make attendance at the WMIH annual meeting a priority. Last year, all directors, other than those not seeking reelection and who were members of the Board at the time of the annual meeting, were in attendance in person or by telephone at the WMIH annual meeting of stockholders.

Audit Committee

WMIH has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The WMIH audit committee is governed by a written charter, a current copy of which is available on WMIH’s website at www.wmih-corp.com. In 2017, the WMIH audit committee collaborated with the WMIH finance committee to evaluate and approve the amendment of the terms of WMIH Series B preferred stock and other WMIH acquisition and financing activities. The WMIH audit committee held 7 meetings during the fiscal year ended December 31, 2017.

Michael L. Willingham (Chair), Diane B. Glossman, Michael J. Renoff and Steven D. Scheiwe, each of whom meets the financial literacy and independence requirements for audit committee membership specified in the NASDAQ listing standards and rules adopted by the SEC, are the current members of the WMIH audit committee. The Board has determined that each member is qualified to be an “audit committee financial expert” as defined in the SEC’s rules.

The WMIH audit committee’s duties and responsibilities include: (a) selection, retention, compensation, evaluation, replacement and oversight of WMIH’s independent registered public accounting firm, including resolution of disagreements between management and the independent auditors regarding financial reporting; (b) establishment of policies and procedures for the review and pre-approval of all audit services and permissible non-audit services to be performed by WMIH’s independent registered public accounting firm; (c) review and discuss with management and the independent auditors the annual audited financial statements (including the report of the independent auditor thereon) or quarterly unaudited financial statements contained in WMIH’s periodic reports with the SEC; (d) obtain and review a report from the independent registered public accounting firm describing WMIH’s internal quality control procedures; (e) periodic assessment of WMIH’s accounting practices and policies and risk and risk management; (f) review policies and procedures with respect to transactions between WMIH and related-persons and review and approve those related-person transactions that would be disclosed pursuant to SEC Regulation S-K, Item 404; (g) establishment of procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters, in each case, pursuant to and to the extent required by laws, rules and regulations applicable to us; and (h) oversight of the code of ethics for senior financial officers and development and monitoring of compliance with the code of conduct applicable to WMIH’s directors, officers and employees, in each case, pursuant to and to the extent required by laws, rules and regulations applicable to WMIH.

In connection with the consideration of a possible transaction with Nationstar (which we refer to as the “possible transaction”), pursuant to delegation by the Board, the WMIH audit committee was authorized, among other things, (i) to review and evaluate the terms and conditions and determine the advisability of the possible transaction; (ii) to make or accept, reject, or seek to modify the terms and conditions of the possible transaction; (iii) to determine whether the possible transaction is fair to and in the best interests of WMIH and its stockholders; (iv) to recommend to the Board whether to approve the possible transaction, whether the Board should recommend the possible transaction to WMIH’s stockholders and what other action, if any, should be taken by WMIH with respect to the possible transaction; (v) if the WMIH audit committee deems it appropriate or advisable, to negotiate the price, structure, form, terms and conditions of the possible transaction and the form, terms and conditions of any definitive agreements; (vi) to obtain any necessary or desirable opinions from legal, financial and other advisors; (vii) to take such other actions related to or arising in connection with the possible transactions as the WMIH audit committee deems necessary, appropriate or advisable, including as relates to exploring and negotiating alternatives to such possible transaction; and (viii) to provide reports and/or recommendations to the Board in regard to such matters at such time as the WMIH audit committee deems appropriate and consistent with its activities.

During the month of December 2017, in addition to its other responsibilities, the WMIH audit committee evaluated the terms of and determined the advisability of the possible transaction.

Compensation Committee

The members of the WMIH compensation committee are Diane B. Glossman (Chair), Steven D. Scheiwe and Michael L. Willingham, each of whom is an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ listing standards. The WMIH compensation committee is governed by a written charter, a current copy of which is available on WMIH’s website at www.wmih-corp.com. During the fiscal year ended December 31, 2017, the WMIH compensation committee held one meeting and otherwise elected to act on other business via unanimous written consent, as contemplated by its charter.

The Board has delegated to the WMIH compensation committee responsibility for considering and approving the compensation programs and awards for all of WMIH’s executive officers, including the named executive officers identified below under “—Summary Compensation Table”. The WMIH compensation committee consists entirely of independent, non-employee directors. The WMIH compensation committee is responsible for: (a) reviewing WMIH’s overall compensation philosophy and related compensation and benefit policies, programs and practices; (b) reviewing and approving goals and objectives relevant to compensation of the Chief Executive Officer, the Chief Financial Officer and other executive officers; (c) reviewing and recommending equity compensation plans; (d) overseeing and reviewing the non-employee director compensation program; (e) reviewing and discussing with WMIH’s management the compensation discussion and analysis, if required by the Exchange Act and recommending it to the Board, if appropriate, for inclusion in WMIH’s proxy statement; and (f) monitoring compliance with applicable laws governing executive compensation.

Nominating and Corporate Governance Committee

The members of the WMIH nominating and corporate governance committee are Steve D. Scheiwe (Chair), Diane B. Glossman and Michael L. Willingham, each of whom is an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ listing standards. The WMIH nominating and corporate governance committee is governed by a written charter, a current copy of which is available on WMIH’s website at www.wmih-corp.com. During the fiscal year ended December 31, 2017, the WMIH nominating and corporate governance committee held at least one (1) meeting and otherwise elected to act on other business via unanimous written consent as contemplated by its charter.

The functions of the WMIH nominating and corporate governance committee are to carry out the duties and responsibilities delegated by the Board relating to WMIH’s director nominations process, oversight of the evaluation of directors and development and maintenance of WMIH’s corporate governance principles and policies. The committee is authorized by its charter to engage its own advisors. WMIH’s board is responsible for nominating members for election to WMIH’s board and for filling vacancies on the Board that may occur between annual meetings of stockholders. The WMIH nominating and corporate governance committee is responsible for identifying, screening and recommending to WMIH’s board candidates for board membership. The committee recommended the nomination of the candidates reflected in the director election.

Nominees for director are selected on the basis of, among other things, knowledge, experience, skills, expertise, integrity, diversity, ability to make independent analytical inquiries, and understanding of WMIH’s business environment, all in the context of an assessment of the perceived needs of the Board at the time. Nominees should also be willing to devote adequate time and effort to board responsibilities. The WMIH nominating and corporate governance committee does not set specific, minimum qualifications that nominees must meet in order for the WMIH nominating and corporate governance committee to recommend them to the Board, but rather believes that each nominee should be evaluated based on his or her individual merit, taking into account the needs of WMIH and the composition of the Board. The WMIH nominating and corporate governance committee will consider WMIH stockholder recommendations for candidates to serve on the Board. Candidates suggested by WMIH stockholders will be evaluated by the same criteria and process as candidates from other sources. Formal nomination of candidates by WMIH stockholders requires compliance with Section 2.13 of the Bylaws, including sending timely notice of the candidate’s name, biographical information, and qualifications, and certain information regarding the WMIH stockholder making the nomination, to the Secretary of WMIH at WMIH Corp., 800 Fifth Avenue, Suite 4100, Seattle, Washington 98104. In order for a notice of WMIH stockholder nomination to be considered timely, a WMIH stockholder must deliver the notice to the Secretary at WMIH’s principal executive offices no later than 90 calendar days and no earlier than 120 calendar days prior to the one-year anniversary of the date on which WMIH’s proxy statement was released to WMIH stockholders in connection with the previous year’s annual meeting of WMIH stockholders; provided, however, if the annual meeting of WMIH stockholders is convened more than 30 days prior to the anniversary of the preceding year’s annual meeting or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting or if no annual meeting was held in the preceding year, the notice by the WMIH stockholder must be received not later than the close of business on the later of the 90th calendar day before such annual meeting and the 10th day following the day on which public announcement of the date of such meeting is first made. There is otherwise no formal process prescribed for identifying and evaluating nominees, including no formal diversity policy.

Corporate Strategy and Development Committee

The members of the WMIH CS&D committee are Tagar C. Olson (Chair), William C. Gallagher and Michael J. Renoff. In general, all directors are invited to attend meetings of the WMIH CS&D committee. The WMIH CS&D committee is governed by a written charter, a current copy of which is available on WMIH’s website at www.wmih-corp.com. Generally, the purpose of the WMIH CS&D committee has been to support the Board with the identification, review and assessment of potential acquisitions and strategic or business investment opportunities. During the fiscal year ended December 31, 2017, the WMIH CS&D committee held at least four (4) formal and informal meetings and is actively engaged in pursuing acquisition opportunities for WMIH. Following the establishment of the WMIH finance committee (defined below) in 2017, the entire Board assumed the functions that were previously delegated to the CS&D Committee.

Finance Committee

The WMIH finance committee was established in 2017, the members were Diane B. Glossman, Michael J. Renoff, Steven J. Scheiwe and Michael L. Willingham, and the WMIH finance committee was authorized, among other things, to (i) review the long-term financial structure, objectives and policies of WMIH, and to make recommendations to the Board regarding such structure, objectives and policies, if appropriate, (ii) evaluate the financing requirements of WMIH and management’s proposed financing and refinancing plans and to recommend to the Board those actions, authorizations, filings and applications necessary and appropriate to enable management to execute such plans and (iii) consider and make recommendations to the Board regarding the terms, timing, amount and other material factors (e.g., potential dilution of existing stockholders and the impact of any financing or restructuring on WMIH’s tax attributes under Section 382 of the Code), related to the possible restructuring or amendment of WMIH stock, issuance of new equity securities in one or more private or public transactions, redemption of outstanding securities, or other transactions related to WMIH stock, capital structure or fundraising to meet WMIH’s future liquidity and capital resources needs, in each case as the WMIH finance committee deems appropriate.

During the second half of 2017, the WMIH finance committee focused its attention on restructuring and/or amending the terms of WMIH’s issued and outstanding Series B preferred stock. On December 8, 2017, WMIH amended the terms of the WMIH Series B preferred stock and such amendment became effective on January 5, 2018. For further information on the WMIH Series B preferred stock Financing, see Note 9: Capital Stock and Derivative Instruments and Note 15: Subsequent Events, to the consolidated financial information in Part II, Item 8 of the Original Filing.

Committee Membership at April 30, 2018

Name	Audit Committee	Compensation Committee	Corporate Strategy and Development Committee	Nominating and Corporate Governance Committee	Finance Committee
William C. Gallagher	—	—	Member	—	—
Diane B. Glossman	Member	Chair	—	Member	Member
Christopher J. Harrington	—	—	—	—	—
Tagar C. Olson	—	—	Chair	—	—
Michael J. Renoff	Member	—	Member	—	Member
Steven D. Scheiwe	Member	Member	—	Chair	Member
Michael L. Willingham	Chair	Member	—	Member	Member

Risk Management

WMIH has developed and maintains processes to manage risk in WMIH’s operations. The Board’s role in risk management is primarily one of oversight, with day-to-day responsibility for risk management implemented by the management team. The Board executes its oversight role directly and through its various committees. The WMIH audit committee has principal responsibility for implementing the Board’s risk management oversight role. The WMIH audit committee is also responsible for reviewing conflict of interest transactions and handling complaints about accounting and auditing matters and violations of WMIH’s code of conduct and code of ethics. Any waivers of the codes for executive officers and directors must be submitted to the Chair of the WMIH audit committee and may be made only by the Board. The WMIH audit committee monitors certain key risks, such as risk associated with internal control over financial reporting, liquidity risk and risks associated with potential business acquisitions, in addition to assessing the risks in WMIH’s proposed financing or investments. The WMIH compensation committee assesses risks created by the incentives inherent in WMIH’s compensation policies. Finally, the full Board reviews strategic and operational risk in the context of reports from the management team and the committees of the Board.

Leadership Structure

The positions of Chairman of the Board and Chief Executive Officer are held by two different individuals. The Board has determined that during his tenure, Mr. Scheiwe has been independent under the NASDAQ listing standards. The Board believes that this structure is appropriate for WMIH at this time. Except for the WMIH CS&D committee, on which Mr. Olson and Mr. Gallagher serve, each of WMIH’s board committees is made up solely of independent directors and sets its own agenda. The independent directors also meet in executive session on a regular basis without management present.

Code of Ethics

WMIH has adopted a code of ethics which is applicable to the Board and officers, including WMIH’s Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer and Controller. The WMIH code of ethics focuses on honest and ethical conduct, the adequacy of disclosure in WMIH’s financial reports, and compliance with applicable laws and regulations. A current copy of the code of ethics is available on WMIH’s website at www.wmih-corp.com, and is administered by the WMIH audit committee.

Stockholder Communications with the Board of Directors

Communications by WMIH stockholders to the Board should be sent to the attention of the Chairman of the Board, in care of Charles Edward Smith, Chief Legal Officer and Secretary, WMIH Corp., 800 Fifth Avenue, Suite 4100, Seattle, Washington 98104. Such communications will be forwarded unopened to the individual serving as Chairman of the Board, who will be responsible for responding to or forwarding such communications as appropriate, including communications directed to individual directors or board committees. Communications will not be forwarded if the Chairman of the Board determines that they do not appear to be within the scope of the Board’s (or such other intended recipient’s) responsibilities or are otherwise inappropriate or frivolous.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires WMIH’s directors and officers and persons who beneficially own more than 10% of the outstanding shares of WMIH Common Stock (“10% stockholders”) to file with the SEC initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of such shares. To WMIH’s knowledge, based solely upon a review of the copies of Forms 3, 4 and 5 (and amendments thereto) furnished to WMIH or otherwise in its files or publicly available, all of WMIH’s officers, directors and 10% stockholders complied in a timely manner with all applicable Section 16(a) filing requirements during the fiscal year ended 2017.

Item 11.	Executive Compensation.

Overview

This compensation discussion and analysis discusses the principles underlying WMIH’s executive compensation program and the important factors relevant to the analysis of the compensation of WMIH’s executive officers in 2017. WMIH’s Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Chief Legal Officer are referred to as WMIH’s “named executive officers”.

For 2017, WMIH’s named executive officers and their respective titles are as follows:

•	William C. Gallagher, Chief Executive Officer

•	Thomas L. Fairfield, President and Chief Operating Officer

•	Charles Edward Smith, Executive Vice President, Chief Legal Officer and Secretary

•	Timothy F. Jaeger, Senior Vice President, Interim Chief Financial Officer and Interim Chief Accounting Officer

Compensation Objectives and Philosophy

The primary objectives of the 2017 executive compensation programs established by the WMIH compensation committee were to retain executive officers and employees capable of: (a) identifying and assessing potential acquisition opportunities; (b) ensuring WMIH’s compliance with debt-related agreements, to the extent applicable; (c) operating WMIH’s reinsurance subsidiary, WM Mortgage Reinsurance Company, Inc. (“WMMRC”), in runoff mode; and (d) complying with the periodic disclosure and other obligations of a publicly traded company. To achieve the objectives of attracting and retaining suitable executive officers, the 2017 executive compensation philosophy was comprised of the following key principles:

•	establish executive compensation appropriate for the varying degrees of executive responsibility, accountability and impact on WMIH’s business;

•	ensure compensation is reasonably competitive relative to similarly sized companies, taking into account that WMIH’s only operating business is WMMRC, which is being operated in runoff mode and to identify and assess possible acquisitions; and

•	ensure a flexible compensation structure to facilitate acquisitions or restructurings.

In 2015, William C. Gallagher and Thomas L. Fairfield were appointed as WMIH’s Chief Executive Officer and Chief Operating Officer, respectively, with the expectation that Messrs. Gallagher and Fairfield would serve integral roles in assessing potential acquisitions on behalf of WMIH. As discussed further below, a significant portion of the compensation provided to Messrs. Gallagher and Fairfield is linked to WMIH’s successful completion of an acquisition.

At WMIH’s 2017 annual meeting of stockholders, 77% of the stockholders who voted on the advisory stockholder vote on executive compensation (excluding abstentions and broker non-votes) voted in favor of the proposal. Other than with respect to the compensation provided to Messrs. Gallagher and Fairfield in connection with their appointment as WMIH’s Chief Executive Officer and Chief Operating Officer, respectively, during 2017, the WMIH compensation committee determined not to make any changes to the compensation programs after considering the vote.

Business Context for Compensation Decisions

The discussion that follows elaborates on the decision-making process governing the compensation of WMIH’s named executive officers, WMIH’s compensation philosophy, and the specific elements of compensation paid to WMIH’s named executive officers in 2017.

Role of the WMIH Compensation Committee

The WMIH compensation committee is responsible for the oversight of WMIH’s executive compensation program. Each director who served on the WMIH compensation committee in 2017 was, and each current member of the WMIH compensation committee is, a non-employee director within the meaning of SEC Rule 16b-3, an outside director within the meaning of Section 162(m) of the Code and an independent director under NASDAQ listing standards. The WMIH compensation committee’s purpose is to discharge the Board’s responsibilities relating to compensation of WMIH’s executive officers and to adopt policies that govern WMIH’s compensation and benefit programs in a manner that supports both WMIH’s short and long term business strategies. The WMIH compensation committee has overall responsibility for approving and evaluating WMIH’s executive officer compensation plans, policies and programs. The WMIH compensation committee may delegate authority to subcommittees, retain or terminate compensation consultants and obtain advice and assistance from internal or external legal, accounting or other advisers.

Role of WMIH Compensation Committee Consultants in Compensation Decisions

Under its charter, the WMIH compensation committee may periodically engage independent compensation consultants to provide assistance and advice as it discharges its responsibilities under its written charter. The duties of compensation consultants engaged by the WMIH compensation committee may include periodically reviewing WMIH’s compensation programs to confirm that they are consistent with the executive compensation philosophy and objectives established by the WMIH compensation committee. Compensation consultants may also advise the WMIH compensation committee on emerging trends and issues related to the compensation of executive officers and directors and provide recommendations on the appropriate composition of peer group and market data sources to be used by the WMIH compensation committee as reference points for executive compensation decisions. In 2017, the WMIH compensation committee did not retain the services of an independent third party compensation consultant.

Elements of Compensation

The principal components of compensation for WMIH’s named executive officers are:

•	base salary;

•	discretionary cash bonuses; and

•	equity-based incentive compensation.

The cash compensation in the form of base salaries compensates the named executive officers for services rendered in fulfilling day-to-day roles and responsibilities needed to run the business as it currently exists. The amount of cash compensation for named executive officers was determined for each based on position, responsibility, and experience (including, in the case of Mr. Smith, familiarity with WMIH’s past and current operations). The WMIH compensation committee did not conduct a specific analysis of compensation of executives at peer companies in setting the base salaries for the named executive officers; however, based on the experience and general industry knowledge of the Board members and the WMIH compensation committee members, the WMIH compensation committee determined that the cash compensation level was appropriate under WMIH’s circumstances.

In addition to their base salaries, each of WMIH’s named executive officers is eligible to receive discretionary cash bonuses from time to time as determined by the WMIH compensation committee in its sole discretion. The WMIH compensation committee did not elect to pay bonuses in respect of 2017.

Restricted stock awards were issued to Messrs. Gallagher and Fairfield in 2015 in order to incentivize them to assist WMIH in implementing its acquisition strategy.

Pursuant to their employment agreements, as described below, each of Messrs. Gallagher and Fairfield have been granted equity-based compensation in the form of restricted stock, as described below. No grants of equity-based compensation were made in 2017.

2018 Compensation Actions

On March 9, 2018, WMIH entered into the Amendment of the Gallagher employment agreement (as defined below) (which we refer to as the “Gallagher Amendment”) and the Amendment of the Fairfield employment agreement (as defined below) (which we refer to as the “Fairfield Amendment” and, together with the Gallagher Amendment, which we refer to as the “Amendments”). The Amendments, which were approved by the Board and its compensation committee, amend each of the Gallagher employment agreement and the Fairfield employment agreement, by extending the terms of each of Mr. Gallagher’s and Mr. Fairfield’s employment with WMIH until the earlier of (a) the closing date of the Merger or (b) the end date (as defined in the Amendments). Except as modified by the Amendments, all other terms and conditions of each of the Gallagher employment agreement and Fairfield employment agreement remain in full force and effect.

In addition, in connection with the Merger, WMIH may award cash compensation, not to exceed $4,250,000 in the aggregate, to certain of its officers and employees, including the named executive officers, which may be paid as bonuses, severance payments or other forms of retention or incentive payments. As of the date of this Amendment, no such cash compensation has been awarded to any of WMIH’s officers and employees.

Deductibility of Executive Compensation

Section 162(m) of the Code generally limits the federal corporate income tax deduction for compensation paid by a public company to its Chief Executive Officer and certain other executive officers to $1 million in the year the compensation becomes taxable to the executive, unless the compensation is “performance-based compensation” or qualifies under certain other exceptions. Pursuant to the Tax Cuts and Jobs Act of 2017, as of January 1, 2018, the exception under Section 162(m) of the Code for qualified performance-based compensation was eliminated and the definition of “covered employee” was expanded to include the chief financial officer of a Company. No executive was paid an amount in 2017 where this provision would have been applicable. The WMIH compensation committee intends to seek to qualify executive compensation for deductibility under Section 162(m) of the Code to the extent consistent with WMIH’s best interests. Since corporate objectives may not always be consistent with the requirements for full deductibility, it is conceivable that WMIH may enter into compensation arrangements in the future under which payments are not deductible under Section 162(m) of the Code. Deductibility will not be the sole factor used by the WMIH compensation committee in ascertaining appropriate levels or modes of compensation.

Compensation Recovery Policy

WMIH does not have any incentive based compensation tied to performance at this time. Therefore, WMIH has not implemented a policy regarding retroactive adjustments to any cash or incentive compensation paid to WMIH’s executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement. WMIH’s compensation committee intends to adopt a general compensation recovery (or clawback) policy covering WMIH’s annual and long-term incentive award plans and arrangements after the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, if WMIH is required to restate WMIH’s financial results due to material noncompliance with any financial reporting requirements under the federal securities laws, WMIH’s Chief Executive Officer and Chief Financial Officer may be legally required to reimburse WMIH for any bonus or other incentive-based or equity-based compensation they receive pursuant to the provisions of Section 304 of the Sarbanes-Oxley Act of 2002.

Report of the WMIH Compensation Committee

The “Report of the WMIH Compensation Committee” shall not be deemed incorporated by reference by any general statement incorporating this Amendment into any filing under the Securities Act or under the Exchange Act, except to the extent that WMIH specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

In accordance with the terms of its charter, the WMIH compensation committee on behalf of the Board oversees WMIH’s executive compensation programs, including payments and awards, if any, to its executive officers and directors. The WMIH compensation committee has overall responsibility for approving and evaluating WMIH’s director and executive officer compensation plans, policies and programs and addressing other compensation issues facing WMIH that require board action. The WMIH compensation committee is also responsible for reviewing and discussing with management and recommending to the Board the Compensation Discussion and Analysis for inclusion in this Amendment, in accordance with applicable SEC regulations.

In discharging its responsibilities, the WMIH compensation committee:

•	reviewed and discussed with management the Compensation Discussion and Analysis included in this Amendment; and

•	based upon its review and discussions, the WMIH compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to the Original Filing in respect of the fiscal year ended December 31, 2017.

Submitted by the WMIH compensation committee of the Board:

Diane B. Glossman (Committee Chair)	Steven D. Scheiwe	Michael L. Willingham

Summary Compensation Table

The following table summarizes information regarding compensation for the three fiscal years ended December 31, 2017, 2016, and 2015, earned by or awarded to WMIH’s named executive officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
William C. Gallagher(4)	2017	500,000	—	—	—	500,000
Chief Executive Officer	2016	500,000	—	—	—	500,000
	2015	312,500	—	4,000,000	187,500	4,500,000
Thomas L. Fairfield(5)	2017	500,000	—	—	—	500,000
President and Chief Operating Officer	2016	500,000	—	—	—	500,000
	2015	312,500	—	4,000,000	187,500	4,500,000
Charles Edward Smith(6)	2017	523,688	—	—	—	523,688
Executive Vice President, Chief Legal	2016	387,788	—	—	—	387,788
Officer and Secretary	2015	495,716	75,000	—	—	570,716
Timothy F. Jaeger(7)	2017	264,000	—	—	—	264,000
Interim Chief Financial Officer and Interim	2016	264,000	—	—	—	264,000
Chief Accounting Officer	2015	280,000	25,000	—	—	305,000

(1)	Reflects principal position as of December 31, 2017.
(2)	Amounts in this column reflect the dollar amount, without any reduction for risk of forfeiture, of the estimate of the aggregate compensation cost to be recognized over the service period as of the grant date under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718.
(3)	Prior to their appointments as Chief Executive Officer and President and Chief Operating Officer, respectively, Messrs. Gallagher and Fairfield provided consulting services to WMIH for which they each were paid a monthly consulting fee equal to $41,677. The amounts in this column for 2015 reflect the consulting fees paid to each of Messrs. Gallagher and Fairfield.
(4)	Mr. Gallagher’s appointment as WMIH’s Chief Executive Officer became effective May 15, 2015. Pursuant to the Gallagher employment agreement, Mr. Gallagher receives an annual base salary equal to $500,000.
(5)	Mr. Fairfield’s appointment as WMIH’s Chief Operating Officer became effective May 15, 2015. Pursuant to the Fairfield employment agreement, Mr. Fairfield receives an annual base salary equal to $500,000.
(6)	In fiscal year 2017, WMIH paid the Trust $523,688 on account of services provided by Mr. Smith to WMIH pursuant to the Transition Services Agreement by and between WMIH and the Trust, as amended (which we refer to as the “transition services agreement”), under which Mr. Smith provides certain designated services to WMIH and the Trust is reimbursed at a fixed rate per hour in exchange for such services.
(7)	Mr. Jaeger was not compensated by WMIH directly; rather, payments were made to CXO Consulting Group, LLC (which we refer to as “CXOC”), an entity owned by Mr. Jaeger, pursuant to an Engagement Agreement, effective May 28, 2012, as amended (which we refer to as the “engagement agreement”) entered into by and between WMIH and CXOC.

2017 Grants of Plan-Based Awards

No shares of restricted stock or any other plan-based awards were granted by WMIH to any of its named executive officers during 2017.

Narrative to Summary Compensation Table and Discussion of Grants of Plan-Based Awards

On May 12, 2015, the Board approved an employment agreement with William Gallagher (which we refer to (as amended) as the “Gallagher employment agreement”) pursuant to which, effective as of May 15, 2015, Mr. Gallagher began serving as WMIH’s Chief Executive Officer. The initial term of the Gallagher employment agreement was three years. Under the Gallagher employment agreement, Mr. Gallagher receives an annual base salary equal to $500,000, subject to applicable withholding taxes. As described below under “—Potential Payments upon Termination or Change-in-Control”, in the event that Mr. Gallagher’s employment is terminated by WMIH without “Cause” or due to Mr. Gallagher’s resignation for “Good Reason” prior to the consummation of a “Qualifying Acquisition” (as such terms are defined in the Gallagher employment agreement and described below under —Potential Payments upon Termination or Change-in-Control), subject to Mr. Gallagher’s execution of a release of claims in favor of WMIH, WMIH will provide Mr. Gallagher with severance in an amount equal to $250,000. Mr. Gallagher will not receive any severance payment if such termination occurs following the consummation of a Qualifying Acquisition.

Upon the consummation of a Qualifying Acquisition, WMIH and Mr. Gallagher will enter into a restrictive covenant agreement containing customary terms and conditions, including twelve-month post-termination non-competition and non-solicitation covenants.

In addition, on May 12, 2015, the Board approved a restricted stock agreement with Mr. Gallagher (which we refer to as the “Gallagher Restricted Stock Agreement”), pursuant to which, on May 15, 2015, WMIH issued to Mr. Gallagher an award of 1,777,778 restricted shares of WMIH Common Stock. The number of shares of WMIH Common Stock granted in connection with this award was determined by dividing $4 million by $2.25 per share of WMIH Common Stock (i.e., the assumed conversion price specified in the Gallagher Restricted Stock Agreement executed on the grant date); however, pursuant to the terms of the Gallagher employment agreement, WMIH will be required to issue an additional 507,936 restricted shares to Mr. Gallagher if the Merger is consummated since the conversion price of the Series B preferred stock (the “Series B Conversion Price”) is less than such assumed conversion price. However, while the Series B Conversion Price is below the assumed conversion price, the Gallagher employment agreement provides for a floor conversion price of $1.75. Accordingly, such floor conversion price will be utilized to determine the number of additional restricted shares required to be issued. As described below under “—Potential Payments upon Termination or Change-in-Control”, such award will vest in full upon the consummation of a Qualifying Acquisition, subject to Mr. Gallagher’s continued employment with WMIH until such time. However, if WMIH consummates a Qualifying Acquisition within six months following a termination of Mr. Gallagher’s employment by WMIH without Cause, due to Mr. Gallagher’s resignation for Good Reason or as a result of Mr. Gallagher’s death or disability, then the restricted shares will vest at the time of the consummation of the Qualifying Acquisition.

In addition, on May 12, 2015, the Board approved an employment agreement with Thomas Fairfield (which we refer to (as amended) as the “Fairfield employment agreement”), pursuant to which, effective as of May 15, 2015, Mr. Fairfield began serving as WMIH’s Chief Operating Officer. The initial term of the Fairfield employment agreement is three years. Under the Fairfield employment agreement, Mr. Fairfield receives an annual base salary equal to $500,000, subject to applicable withholding taxes. As described below under “—Potential Payments upon Termination or Change-in-Control”, in the event that Mr. Fairfield’s employment is terminated by WMIH without “Cause” or due to Mr. Fairfield’s resignation for “Good Reason” prior to the consummation of a “Qualifying Acquisition” (as such terms are defined in the Fairfield employment agreement and described below under “—Potential Payments upon Termination or Change-in-Control” ), subject to Mr. Fairfield’s execution of a release of claims in favor of WMIH, WMIH will provide Mr. Fairfield with severance in an amount equal to $250,000. Mr. Fairfield will not receive any severance payment if such termination occurs following the consummation of a Qualifying Acquisition.

Upon the consummation of a Qualifying Acquisition, WMIH and Mr. Fairfield will enter into a restrictive covenant agreement containing customary terms and conditions, including twelve-month post-termination non-competition and non-solicitation covenants.

In addition, on May 12, 2015, the Board approved a restricted stock agreement with Mr. Fairfield (which we refer to as the “Fairfield Restricted Stock Agreement”) pursuant to which, on May 15, 2015, WMIH issued to Mr. Fairfield an award of 1,777,778 restricted shares of WMIH Common Stock. The number of shares of WMIH Common Stock granted in connection with this award was determined by dividing $4 million by $2.25 per share of WMIH Common Stock (i.e., the assumed conversion price specified in the Fairfield Restricted Stock Agreement executed on the grant date); however, pursuant to the terms of the Fairfield employment agreement, WMIH will be required to issue an additional 507,936 restricted shares to Mr. Fairfield if the Merger is consummated since the Series B Conversion Price is less than such assumed conversion price. However, while the Series B Conversion Price is below the assumed conversion price, the Fairfield employment agreement provides for a floor conversion price of $1.75. Accordingly, such floor conversion price will be utilized to determine the number of additional restricted shares required to be issued. As described below under “—Potential Payments upon Termination or Change-in-Control”, such award will vest in full upon the consummation of a Qualifying Acquisition, subject to Mr. Fairfield’s continued employment with WMIH until such time. However, if WMIH consummates a Qualifying Acquisition within six months following a termination of Mr. Fairfield’s employment by WMIH without Cause, due to Mr. Fairfield’s resignation for Good Reason or as a result of Mr. Fairfield’s death or disability, then the restricted shares will vest at the time of the consummation of the Qualifying Acquisition.

Mr. Smith provides services to WMIH as Chief Legal Officer pursuant to the transition services agreement with the Trust, Mr. Smith’s employer. WMIH currently pays the Trust an hourly rate of approximately $478 (inclusive of overhead charges) for Mr. Smith’s services. Mr. Smith provides a maximum of 40 hours per month pursuant to the transition services agreement (unless otherwise consented to by the parties). Mr. Smith has regularly worked more than 40 hours per month, for which the Trust has been compensated accordingly pursuant to the transition services agreement.

Mr. Jaeger has provided services as Interim Chief Accounting Officer since May 28, 2012 and Interim Chief Financial Officer since June 25, 2012 pursuant to the engagement agreement with CXOC, which is owned by Mr. Jaeger. The rate of compensation under the engagement agreement was initially $15,000 per month and subsequently increased to $22,000 per month effective April 1, 2015. WMIH also reimburses CXOC for reasonable out-of-pocket expenses, which are not reflected in the Summary Compensation Table. The engagement agreement renews for successive three-month terms, unless either party terminates with 30 days’ notice prior to the termination of the applicable term.

2012 Plan

The Board approved WMIH’s 2012 Long-Term Stock Incentive Plan, as amended (the “2012 Plan”) on May 22, 2012, to award WMIH restricted stock to its non-employee directors and to have a plan in place for awards to executives and others in connection with WMIH’s operations and future strategic plans. The 2012 Plan provides for the granting of restricted shares and other cash and share based awards. The value of WMIH restricted stock is determined using the fair market value of the shares on the issuance date.

A total of 2,000,000 shares of WMIH Common Stock were initially reserved for future issuance under the 2012 Plan, which became effective upon board approval on May 22, 2012. On February 10, 2014, the Board approved and adopted an amendment to the 2012 Plan, pursuant to which the number of shares of WMIH Common Stock reserved and available for grants under the 2012 Plan was increased from 2,000,000 shares to 3,000,000 shares, and that modified the terms under which the 2012 Plan may be amended to permit such an increase through action of the Board except when shareholder approval is necessary to comply with any applicable law, regulation or rule of any stock exchange on which WMIH’s shares are listed, quoted or traded. On February 25, 2015, the Board approved and adopted a Second Amendment to the 2012 Plan, pursuant to which the number of shares of WMIH Common Stock authorized and available for grants under the 2012 Plan was increased from 3,000,000 shares to 12,000,000 shares, subject to approval of stockholders of WMIH, which approval was subsequently received on April 28, 2015 at our annual meeting.

The principal features of the 2012 Plan, as currently in effect, are summarized below.

Available Shares

Subject to adjustments for stock splits, stock dividends, or other changes in corporate capitalization, the 2012 Plan provides that the aggregate number of shares of WMIH Common Stock authorized and available for grant under the 2012 Plan (or to be used to determine the value of an award payable in cash) is 12,000,000 shares. Shares delivered pursuant to an award under the 2012 Plan may be authorized but unissued shares or reacquired shares.

If any award is forfeited, terminates, is cancelled or expires without being exercised, or if an award is settled in cash, the shares of WMIH Common Stock subject to that award will again be available for issuance in connection with awards under the 2012 Plan. Shares used to pay the exercise price or withholding taxes related to an award, or that are unissued in connection with the net settlement of outstanding stock appreciation rights or that are used to satisfy the payment of dividend equivalent awards will not become available for issuance as future awards under the 2012 Plan.

Administration

The 2012 Plan is administered by the WMIH compensation committee. The 2012 Plan authorizes the WMIH compensation committee to designate participants to receive awards, to determine the type of awards and the times when awards are to be granted to participants, to determine the number of awards to be granted and the number of shares of WMIH Common Stock to which an award will relate, to determine the terms and conditions of any award, to determine to what extent an award may be settled or its exercise paid in cash, shares of WMIH Common Stock, other awards or other property, or whether an award may be canceled, forfeited, exchanged or surrendered, to prescribe the form of each award agreement, to decide all other matters in connection with an award, and to interpret the 2012 Plan and establish rules and regulations relating to the 2012 Plan. The 2012 Plan authorizes the WMIH compensation committee to delegate its authority as permitted by law and the rules of any established securities market on which WMIH Common Stock is traded, except that only the Board or the WMIH compensation committee may approve awards to individuals who are subject to section 16 of the Exchange Act or who are a “covered employee” under Section 162(m) of the Code.

Eligibility

Directors, employees, officers and consultants of WMIH, its affiliates or any entity of which WMIH is an affiliate are eligible to receive grants of awards under the 2012 Plan. Prospective participants may be granted awards in connection with written offers of employment or service agreements with WMIH or an affiliate, provided that the award must specifically provide that no portion will vest, become exercisable or be issued before the individual begins employment or providing services to WMIH or any affiliate. Only employees of WMIH or its subsidiaries may be granted incentive stock options.

Types of Awards

Awards under the 2012 Plan may consist of WMIH restricted stock, WMIH restricted stock units, WMIH performance stock, WMIH performance stock units, WMIH performance cash awards, WMIH stock grants, WMIH stock units, WMIH dividend equivalents, WMIH stock options, WMIH stock appreciation rights or WMIH performance-based awards. All awards are evidenced by an award agreement and may be granted alone or in tandem with other awards. Each award agreement will include recapture or clawback provisions to the extent the WMIH compensation committee believes desirable or necessary to comply with applicable law in effect on the date of the award agreement, or as it otherwise determines to be appropriate.

Restricted Stock and Restricted Stock Unit Awards

A WMIH restricted stock award consists of shares of WMIH Common Stock that generally are non-transferable and subject to other restrictions imposed by the WMIH compensation committee, including, for example, restrictions on the right to receive dividends or vote the shares. Restrictions on WMIH restricted stock may lapse separately or in combination, at such times, in such circumstances, in installments or otherwise as determined by the WMIH compensation committee at the time of grant or thereafter. Participants may not exercise voting rights with respect to WMIH restricted stock unless otherwise provided in the award agreement. If a participant terminates employment or service during the restricted period, then any unvested WMIH restricted stock will be forfeited except as otherwise provided in the award agreement. The WMIH compensation committee may waive any restrictions or forfeiture conditions relating to a WMIH restricted stock award. Any certificates representing shares of WMIH restricted stock that are registered in a participant’s name will bear an appropriate legend referring to the applicable terms, conditions and restrictions, and may be retained in WMIH’s possession until all applicable restrictions have lapsed.

A WMIH restricted stock unit award represents the right to receive a specified number of shares of WMIH Common Stock, or a cash payment equal to the fair market value as of a specified date of a specified number of shares of WMIH Common Stock, subject to any vesting or other restrictions deemed appropriate by the WMIH compensation committee. Restrictions on WMIH restricted stock units may lapse separately or in combination, at such times, in such circumstances, in installments or otherwise as determined by the WMIH compensation committee at the time of grant or thereafter. If a participant terminates employment or services during the restricted period, then any units that are at that time subject to restrictions will be forfeited except as otherwise provided in the award agreement. The WMIH compensation committee may waive any restrictions or forfeiture conditions relating to a WMIH restricted stock award. Payment for WMIH restricted stock units will be made at the time designated by the WMIH compensation committee in the award agreement, and may be in the form of cash or shares of WMIH Common Stock, or in a combination of both, as provided by the WMIH compensation committee in the applicable award agreement.

Stock Grant and Stock Unit Awards

The 2012 Plan permits the WMIH compensation committee to grant WMIH stock grant awards and WMIH stock unit awards. A WMIH stock grant award is the right to receive or purchase at a price determined by the WMIH compensation committee a specified number of shares of WMIH Common Stock free of any vesting restrictions. The purchase price, if any, for a WMIH stock grant award is payable in cash or other form of consideration acceptable to the WMIH compensation committee. A WMIH stock unit award represents the right to receive in the future a specified number of shares of WMIH Common Stock, or a cash payment equal to the fair market value as of a specified date of a specified number of shares of WMIH Common Stock, free of any vesting restrictions. WMIH stock grant awards and WMIH stock unit awards may be granted in respect of past services or other valid consideration, or in lieu of any cash compensation due to a participant.

Performance Share, Performance Share Unit and Performance Cash Awards

Under the 2012 Plan, the WMIH compensation committee may grant WMIH performance share awards, WMIH performance share unit awards and WMIH performance cash awards. A WMIH performance share award grants a participant the right to receive a specified number of shares of WMIH Common Stock depending on the satisfaction of any one or more performance goals. A WMIH performance share unit award grants a participant the right to receive a specified number of shares of WMIH Common Stock, a cash payment equal to the fair market value as of a specified date of a specified number of shares, or a combination of shares and cash, depending on the satisfaction of any one or more performance goals. A WMIH performance cash award grants a participant the right to receive an amount of cash depending on the satisfaction of any one or more performance goals. Performance in each case may be measured on a specified date or dates or over any period or periods determined by the WMIH compensation committee.

The WMIH compensation committee will establish the performance goals for each award of WMIH performance shares, WMIH performance share units or WMIH performance cash, which will be based on performance criteria designated in the award agreement. Such performance goals may be expressed in terms of overall company performance or the performance of a division, business unit, plant or an individual. Performance goals may be stated in terms of absolute levels or relative to another company or companies or to an index or indices.

Dividend Equivalent Awards

A WMIH dividend equivalent award represents the right to receive a payment based on the dividends declared on the shares of WMIH Common Stock that are subject to any WMIH restricted stock unit, WMIH stock unit, WMIH performance share unit or WMIH performance share award, to be credited on dividend payment dates during the period between the grant date and the date the award is settled, vests or expires, as determined by the WMIH compensation committee. A WMIH dividend equivalent award is expressed in terms of cash or shares of WMIH Common Stock depending on the way in which the dividends to which it relates are declared. The award will be converted to cash or additional shares of WMIH Common Stock, as the case may be, by such formula and at such time and subject to such limitations as determined by the WMIH compensation committee, and may be paid with interest if so provided in the award agreement.

Stock Options

The 2012 Plan provides for awards of options to purchase shares of WMIH Common Stock that are either “incentive stock options”, meaning they are intended to satisfy the requirements of Section 422 of the Code, or “non-qualified stock options”, which are not intended to satisfy the requirements of Section 422 of the Code.

Stock Appreciation Rights

The 2012 Plan provides for awards of WMIH stock appreciation rights, which generally would entitle the holder to receive, upon settlement, the excess of the fair market value of a share of WMIH Common Stock on the exercise date over the exercise price, multiplied by the number of shares for which the right is exercised.

Performance-Based Awards

A WMIH performance-based award is an award intended to qualify as “performance-based compensation” under Section 162(m) of the Code. The 2012 Plan is designed to permit the WMIH compensation committee to qualify any award granted to an employee who is or may be a covered employee under Code Section 162(m) as a WMIH performance-based award.

Change of Control

Unless otherwise provided in an award agreement by the WMIH compensation committee, with the approval of the Board, if there is a change of control of WMIH (as defined in the 2012 Plan), restrictions on any WMIH restricted stock or WMIH restricted stock unit awards will lapse, any WMIH performance share or WMIH performance share unit awards that are payable in WMIH Common Stock will be converted to fully vested WMIH stock grants, WMIH performance share unit awards that are payable in cash will be fully vested and WMIH performance cash awards will be deemed satisfied and earned at the target performance level.

Adjustments

The 2012 Plan provides that in the event of certain corporate events or changes in WMIH Common Stock, the WMIH compensation committee will proportionally adjust awards and the number of shares under the 2012 Plan as it determines to be appropriate. Any adjustment to awards will be made in a manner consistent with Code Section 409A.

Amendments and Termination

The 2012 Plan will terminate on May 22, 2022, unless it is terminated sooner by the WMIH compensation committee with the approval of the Board. The WMIH compensation committee may terminate or amend the 2012 Plan in any respect at any time, except that no amendment may be made without shareholder approval if such approval is required by applicable law, regulation or rule of any stock exchange on which WMIH Common Stock is listed, quoted or traded. Except as otherwise provided in the 2012 Plan with respect to adjustments in connection with certain corporate events or changes in WMIH Common Stock, no amendment may be made that would adversely affect the rights of a holder of any outstanding award without the holder’s written consent. However, holder consent is not needed for any change required by law or regulation, required to cause awards to qualify as performance-based compensation under Code Section 162(m) or to comply with Code Section 409A, or that in the WMIH compensation committee’s good faith discretion does not adversely affect in any material way the rights of the holder.

2017 Outstanding Equity Awards

The following table summarizes information regarding the holdings of restricted shares by named executive officers as of December 31, 2017. This table includes unvested restricted shares, with the corresponding vesting information for each award in the footnotes following this table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(3)
William C. Gallagher	1,777,778	(1)	1,511,111
Thomas L. Fairfield	1,777,778	(2)	1,511,111
Charles Edward Smith	—		—
Timothy F. Jaeger	—		—

(1)	This award of 1,777,778 was made pursuant to the Gallagher Restricted Stock Agreement, which such award vests in full upon the consummation of a Qualifying Acquisition, subject to Mr. Gallagher’s continued employment. Because the shares of restricted stock granted to Mr. Gallagher are subject to a minimum conversion price of $1.75 per share, the maximum number of additional shares to which Mr. Gallagher would be entitled upon the consummation by WMIH of a Qualifying Acquisition is 507,936 shares of stock (or an aggregate of 2,285,714 shares of stock).
(2)	This award of 1,777,778 was made pursuant to the Fairfield Restricted Stock Agreement, which such award vests in full upon the consummation of a Qualifying Acquisition, subject to Mr. Fairfield’s continued employment. Because the shares of restricted stock granted to Mr. Fairfield are subject to a minimum conversion price of $1.75 per share, the maximum number of additional shares to which Mr. Fairfield would be entitled upon the consummation by WMIH of a Qualifying Acquisition is 507,936 shares of stock (or an aggregate of 2,285,714 shares of stock).
(3)	Market values of the WMIH restricted stock awards shown in this table are based on the closing market price of WMIH Common Stock as of December 29, 2017, the last trading day of 2017, which was $0.85, and assumes the satisfaction of the applicable vesting conditions. The foregoing notwithstanding, the shares of restricted stock granted to Messrs. Fairfield and Gallagher are subject to a minimum conversion price of $1.75 per share.

Potential Payments upon Termination or Change-in-Control

William C. Gallagher (Chief Executive Officer)

Pursuant to the Gallagher employment agreement, in the event that Mr. Gallagher’s employment is terminated by WMIH without “Cause” or due to Mr. Gallagher’s resignation for “Good Reason” prior to the consummation of a Qualifying Acquisition, subject to Mr. Gallagher’s execution of a release of claims in favor of WMIH, WMIH will provide Mr. Gallagher with a lump sum severance payment in an amount equal to $250,000. Mr. Gallagher will not receive any severance payment if such termination occurs following the consummation of a Qualifying Acquisition. For purposes of the Gallagher employment agreement, a Qualifying Acquisition is an acquisition by WMIH that, taken together with prior acquisitions (if any), collectively utilizes $450.0 million of the aggregate net proceeds of the Series B Convertible Preferred Stock offering, which was consummated on January 5, 2015. The completion of the Merger will constitute a Qualifying Acquisition for purposes of Mr. Gallagher’s employment agreement.

For purposes of the Gallagher employment agreement, “Cause” means (i) the commission of, conviction for, plea of guilty or nolo contendere to a felony or a crime involving moral turpitude, or other material act or omission involving dishonesty or fraud, (ii) engaging in conduct that constitutes fraud or embezzlement, (iii) engaging in conduct that constitutes gross negligence or willful gross misconduct that results or could reasonably be expected to result in material harm to the WMIH’s business or reputation, (iv) breach of any material terms of employment, including the Gallagher employment agreement, which results or could reasonably be expected to result in material harm to WMIH’s business or reputation or (v) continued willful failure to substantially perform the duties of Chief Executive Officer. However, Mr. Gallagher’s employment may not be terminated for “Cause” within the meaning of clauses (iv) and (v) above unless WMIH has given him written notice stating the basis for such termination and Mr. Gallagher is given fifteen (15) days to cure, to the extent curable, the neglect or conduct that is the basis of any such claim.

For purposes of the Gallagher employment agreement, “Good Reason” means Mr. Gallagher’s voluntary resignation after WMIH takes any of the following actions taken without Mr. Gallagher’s written consent: (i) any material failure by WMIH to fulfill WMIH’s obligations under the Gallagher employment agreement, (ii) a material and adverse change to, or a material reduction of, Mr. Gallagher’s duties and responsibilities to WMIH, (iii) a reduction in Mr. Gallagher’s then current annual base salary, or (iv) the failure of any successor to all or substantially all of WMIH’s assets to assume the Gallagher employment agreement, whether in writing or by operation of law; provided, that any such event will not constitute Good Reason unless and until Mr. Gallagher has provided WMIH with written notice.

Pursuant to the Gallagher Restricted Stock Agreement, the 1,777,778 restricted shares awarded to Mr. Gallagher will only vest in full upon the consummation of a Qualifying Acquisition, if Mr. Gallagher continues to be employed by WMIH until such time. However, if WMIH consummates a Qualifying Acquisition within six months following a termination of Mr. Gallagher’s employment by WMIH without Cause, due to Mr. Gallagher’s resignation for Good Reason, as a result of Mr. Gallagher’s death or disability or due to the expiration of the employment term, then the 1,777,778 restricted shares will vest at the time of the consummation of the Qualifying Acquisition. The completion of the Merger will constitute a Qualifying Acquisition for purposes of the Gallagher Restricted Stock Agreement. The value of the accelerated vesting of the 1,777,778 restricted shares under either circumstance, assuming such event occurred on December 31, 2017, would have been $1,511,111 (based on the closing price of WMIH Common Stock as of December 29, 2017, the last trading day of 2017, which was $0.85). Assuming Mr. Gallagher was entitled to receive an additional grant of restricted stock pursuant to the terms of his employment agreement, the value of the accelerated vesting of the maximum number of shares (an aggregate of 2,285,714 restricted shares), assuming such event occurred on December 31, 2017, would have been $1,942,857 (based on the closing price of WMIH Common Stock as of December 29, 2017, the last trading day of 2017, which was $0.85).

Thomas L. Fairfield (Chief Operating Officer)

Pursuant to the Fairfield employment agreement, in the event that Mr. Fairfield’s employment is terminated by WMIH without “Cause” or due to Mr. Fairfield’s resignation for “Good Reason” prior to the consummation of a Qualifying Acquisition, subject to Mr. Fairfield’s execution of a release of claims in favor of WMIH, WMIH will provide Mr. Fairfield with a lump sum severance payment in an amount equal to $250,000. Mr. Fairfield will not receive any severance payment if such termination occurs following the consummation of a Qualifying Acquisition. For purposes of the Fairfield employment agreement, a Qualifying Acquisition is an acquisition by WMIH that, taken together with prior acquisitions (if any), collectively utilizes $450.0 million of the aggregate net proceeds of the Series B Convertible Preferred Stock offering, which was consummated on January 5, 2015. The completion of the Merger will constitute a Qualifying Acquisition for purposes of Mr. Fairfield’s employment agreement.

For purposes of the Fairfield employment agreement, “Cause” means (i) the commission of, conviction for, plea of guilty or nolo contendere to a felony or a crime involving moral turpitude, or other material act or omission involving dishonesty or fraud, (ii) engaging in conduct that constitutes fraud or embezzlement, (iii) engaging in conduct that constitutes gross negligence or willful gross misconduct that results or could reasonably be expected to result in material harm to the WMIH’s business or reputation, (iv) breach of any material terms of employment, including the Fairfield employment agreement, which results or could reasonably be expected to result in material harm to WMIH’s business or reputation or (v) continued willful failure to substantially perform the duties of Chief Operating Officer. However, Mr. Fairfield’s employment may not be terminated for “Cause” within the meaning of clauses (iv) and (v) above unless WMIH has given him written notice stating the basis for such termination and Mr. Fairfield is given fifteen (15) days to cure, to the extent curable, the neglect or conduct that is the basis of any such claim.

For purposes of the Fairfield employment agreement, “Good Reason” means Mr. Fairfield’s voluntary resignation after WMIH takes any of the following actions taken without Mr. Fairfield’s written consent: (i) any material failure by WMIH to fulfill WMIH’s obligations under the Fairfield employment agreement, (ii) a material and adverse change to, or a material reduction of, Mr. Fairfield’s duties and responsibilities to WMIH, (iii) a reduction in Mr. Fairfield’s then current annual base salary, or (iv) the failure of any successor to all or substantially all of WMIH’s assets to assume the Fairfield employment agreement, whether in writing or by operation of law; provided, that any such event will not constitute Good Reason unless and until Mr. Fairfield has provided WMIH with written notice.

Pursuant to the Fairfield Restricted Stock Agreement, the 1,777,778 restricted shares awarded to Mr. Fairfield will only vest in full upon the consummation of a Qualifying Acquisition if Mr. Fairfield continues to be employed by WMIH until such time. However, if WMIH consummates a Qualifying Acquisition within six months following a termination of Mr. Fairfield’s employment by WMIH without Cause, due to Mr. Fairfield’s resignation for Good Reason, as a result of Mr. Fairfield’s death or disability or due to the expiration of the employment term, then the 1,777,778 restricted shares will vest at the time of the consummation of the Qualifying Acquisition. The completion of the Merger will constitute a Qualifying Acquisition for purposes of the Fairfield Restricted Stock Agreement. The value of the accelerated vesting of the 1,777,778 restricted shares under either circumstance, assuming such event occurred on December 31, 2017, would have been $1,511,111 (based on the closing price of WMIH Common Stock as of December 29, 2017, the last trading day of 2017, which was $0.85). Assuming Mr. Fairfield was entitled to receive an additional grant of restricted stock pursuant to the terms of his employment agreement, the value of the accelerated vesting of the maximum number of shares (an aggregate of 2,285,714 restricted shares), assuming such event occurred on December 31, 2017, would have been $1,942,857 (based on the closing price of WMIH Common Stock as of December 29, 2017, the last trading day of 2017, which was $0.85).

Charles Edward Smith (Chief Legal Officer) and Timothy F. Jaeger (Interim Chief Financial Officer)

WMIH has no obligation for severance or any other benefits payable to Mr. Smith or Mr. Jaeger following termination of employment or a change-in-control of WMIH.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, WMIH is providing the following information about the relationship of the annual total compensation of WMIH’s employees and the annual total compensation of Mr. Gallagher, WMIH’s Chief Executive Officer (who we refer to as “WMIH’s CEO”), as of December 31, 2017:

For 2017, WMIH’s last completed fiscal year:

•	the median of the annual total compensation of all WMIH’s employees (other than WMIH’s CEO) was $217,000; and

•	the annual total compensation of WMIH’s CEO was $500,000.

Based on this information, for 2017, the ratio of the annual total compensation of Mr. Gallagher, WMIH’s CEO, to the median of the annual total compensation of all employees was 2.3 to 1.

WMIH has selected December 31, 2017 (the “determination date”), which is within the last three months of 2017, as the date upon which WMIH would identify the “median employee”.

WMIH identified the median employee by examining the annual total compensation calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K of each individual other than WMIH’s CEO who was employed by WMIH on the determination date (i.e., WMIH’s other 3 employees). WMIH included all employees, whether employed on a full-time, part-time, or seasonal basis and all employees were employed by WMIH for all of 2017.

Compensation Committee Interlocks and Insider Participation

The WMIH compensation committee is comprised of Diane B. Glossman, Steve D. Scheiwe, and Michael L. Willingham. During 2017, no member of the WMIH compensation committee was or had been an officer or former employee of WMIH or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. In addition, no executive officer of WMIH served on the Board or as a member of the WMIH compensation committee of any entity whose executive officers included a director of WMIH. WMIH’s former Chairman of the Board, Eugene I. Davis, whose term ended on June 1, 2017, serves as the executive chairman of Bluestem Group, Inc., on whose board Thomas L. Fairfield also served as a director until June 21, 2017.

Risks Related to Compensation Policies and Practices

The WMIH compensation committee reviewed our compensation programs for employees and concluded that these programs do not create risks that are reasonably likely to have a material adverse effect on the company.

Director Compensation for Fiscal Year 2017

2017 Director Compensation Table.

The following table summarizes information regarding director compensation for WMIH’s non-employee directors during the fiscal year ended December 31, 2017. As an employee of WMIH, Mr. Gallagher does not receive any additional compensation for his services as director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Current Directors:
Diane B. Glossman	120,208	100,000	220,208
Christopher J. Harrington(2)	—	—	—
Tagar C. Olson(2)	—	—	—
Michael J. Renoff	120,000	100,000	220,000
Steven D. Scheiwe	156,666	100,000	256,666
Michael L. Willingham	132,917	100,000	232,917
Former Directors:
Eugene I. Davis	83,750	—	83,750
Paul E. Raether(2)	—	—	—

(1)	On June 1, 2017, Messrs. Renoff, Scheiwe and Willingham and Ms. Glossman each received a grant of 83,333 shares of restricted stock, with each such grant having a fair market value of $1.20 per share as of the grant date. The shares of restricted stock vest over a period of three years, with one-third of each grant vesting on each of March 19, 2018, 2019 and 2020, respectively, subject to continued service on each applicable vesting date. As of December 31, 2017, Messrs. Renoff, Scheiwe and Willingham and Ms. Glossman each held 124,521 shares of restricted stock.
(2)	Employees of KKR do not receive any compensation from WMIH for their services on the Board.

Narrative to Director Compensation Table

WMIH director compensation has three components: (1) annual cash retainer for board service; (2) annual cash retainers based on committee chair positions and committee membership; and (3) annual and/or special restricted stock grants. The annual cash retainer for board service is $100,000. Annual retainers for committee or chair service include: (i) $10,000 for each non-chair member of the WMIH audit committee; (ii) $10,000 for each non-Chair member of the WMIH CS&D committee; (iii) $5,000 for each non-chair member of the WMIH compensation committee; (iv) $5,000 for each non-chair member of the WMIH nominating and corporate governance committee; (v) $50,000 for being Chairman of the Board; (vi) $25,000 for the WMIH audit committee chair; (vii) $25,000 for the WMIH CS&D committee chair; (viii) $12,500 for the WMIH compensation committee chair and (ix) $12,500 for the WMIH nominating and corporate governance committee chair. Members of the WMIH finance committee do not receive any additional compensation for serving on that committee. All retainers were paid in quarterly installments, in advance, on the last day of the prior quarter. WMIH also reimburses directors for their travel expenses for each meeting attended in person; however, reimbursement amounts are not included in the totals above.

In 2013, the Board, upon recommendation of the WMIH compensation committee, adopted a policy that the annual restricted stock grant to directors will, subject to availability of sufficient shares reserved under the 2012 Plan, be automatically granted without any further action by the WMIH compensation committee or Board to each outside director elected by the stockholders to serve another term on the day of WMIH’s annual meeting of stockholders, at a stock price equal to the closing price of WMIH Common Stock as quoted on the exchange on which shares of WMIH Common Stock trade on the grant date. Generally, grants of restricted stock to WMIH’s directors vest in three equal installments over a three year period, subject to continued service as a director through the vesting dates. On June 1, 2017, Messrs. Renoff, Scheiwe and Willingham and Ms. Glossman each received a grant of 83,333 shares of restricted stock, with each such grant having a fair market value of $1.20 per share as of the grant date. The shares of restricted stock vest over a period of three years, with one-third of each grant vesting on each of March 19, 2018, 2019 and 2020, respectively, generally subject to continued service on each applicable vesting date. The shares also immediately vest in the event of a Change of Control (as defined in the 2012 Plan).

WMIH directors are subject to stock ownership guidelines that require each director to, at all times during service on the Board, hold shares of WMIH Common Stock equal to 50% of the aggregate number of shares awarded to the director as director compensation and that have vested. To monitor the guidelines, board members are not permitted to sell WMIH’s shares without WMIH compensation committee approval.

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

The 2012 Plan took effect on May 22, 2012, and will terminate on May 22, 2022, unless earlier terminated in accordance with the terms of the 2012 Plan. Upon termination, we will stop issuing awards under the 2012 Plan; however, the termination of the plan will not affect any outstanding awards. The adoption of the 2012 Plan did not require stockholder approval. The 2012 Plan is administered by our compensation committee and Board, and awards under the 2012 Plan may consist of restricted stock, restricted stock units, performance stock, performance stock units, performance cash awards, stock grants, stock units, dividend equivalents, stock options, stock appreciation rights or performance-based awards. Effective February 10, 2014, the number of shares of WMIH’s Common Stock available for awards pursuant to the 2012 Plan and reserved for issuance was increased from 2,000,000 to 3,000,000 shares. Effective February 25, 2015, we increased the number of shares authorized and available for awards under the 2012 Plan from 3,000,000 to 12,000,000 shares of WMIH’s Common Stock, subject to approval of stockholders of WMIH, which approval was subsequently received on April 28, 2015 at our annual meeting. On June 1, 2017, 333,332 restricted shares of WMIH’s Common Stock were issued under the 2012 Plan to outside directors. As of December 31, 2017, 5,285,868 shares of WMIH’s Common Stock remain available for future issuance under the 2012 Plan.

In the event any award granted under the 2012 Plan is forfeited, terminates or is canceled or expires, the number of shares of WMIH’s Common Stock subject to such award, to the extent of any such forfeiture, termination, cancellation or expiration, will thereafter be available for grant under the plan. At the discretion of the Compensation Committee or the Board, awards may be granted to WMIH’s (or WMIH’s affiliates’) employees, officers, directors, consultants and other service providers of WMIH or its affiliates. Each award must be evidenced by a written agreement between WMIH and the grantee. Restricted stock grants are subject to such restrictions on transferability and other restrictions as the Compensation Committee or the Board may impose. These restrictions may lapse separately or in combination at such times, in such circumstances, in such installments, or otherwise, as the Compensation Committee or the Board determines; however, no more than 5% in the aggregate of the shares available for award may be subject to restricted stock grants with respect to which the restrictions lapse solely based on the passage of time and which vest in less than three years. Restricted stock may not be sold, pledged, assigned, hypothecated, transferred or disposed of, except in limited circumstances. Subject to override by the Board, in the event of a change in control of WMIH, any time based or other restrictions imposed on restricted stock grants will lapse. For further information on our 2012 Plan, see Note 9: Capital Stock and Derivative Instruments to the consolidated financial information in Part II, Item 8 of the Original Filing.

Security Ownership of Certain Beneficial Owners and Management

Stock Ownership Table

The following table sets forth as of April 20, 2018 (or such other time as indicated in the footnotes to this table) certain information regarding the beneficial ownership of WMIH Common Stock and WMIH preferred stock by each person, or group of affiliated persons, known to WMIH to be the beneficial owner of more than 5% of the outstanding shares of WMIH Common Stock or WMIH preferred stock or other significant beneficial owner of WMIH.

The following table does not give effect to the transactions contemplated by the Merger Agreement or any other transaction that will occur in connection with consummation of the Merger.

	Shares Beneficially Owned
Name and Address	Common Stock(1)		% of Class Owned(1)	Series A Convertible Preferred Stock		% of Class Owned	Series B Convertible Preferred Stock		% of Class Owned(2)	Voting Power %(3)
Greywolf Overseas Intermediate Fund	3,037,684	(4)	1.5%	—		—	—		—	0.5%
Greywolf Structured Products Master Fund, Ltd.	2,549,422	(4)	1.2%	—		—	—		—	0.4%
Greywolf Opportunities Fund II, LP	2,636,121	(4)	1.3%	—		—	14,933	(5)	2.5%	2.1%
Greywolf Strategic Master Fund SPC, Ltd.—MSP1	—		—	—		—	40,752	(5)	6.8%	4.3%
Greywolf Strategic Master Fund SPC, Ltd.—MSP6	—		—	—		—	16,913	(5)	2.8%	1.9%
GCP Europe S.á.r.l.	—		—	—		—	11,133	(5)	1.9%	1.3%
Palomino Master Ltd.	2,815,058	(6)	1.4%	—		—	42,135	(6)	7.0%	5.2%
Appaloosa Investment L.P. I	2,815,058	(6)	1.4%	—		—	42,134	(6)	7.0%	5.2%
Teacher Retirement System of Texas	—		—	—		—	40,000	(7)	6.7%	4.5%
DDFS Partnership LP	—		—	—		—	40,000	(8)	6.7%	4.5%
Serengeti Multi-Series Master LLC Series E	—		—	—		—	15,000	(9)	2.5%	1.7%
Serengeti Opportunities MM LP	—		—	—		—	15,000	(9)	2.5%	1.7%
Rapax OC Master Fund LTD	—		—	—		—	5,000	(9)	0.8%	0.6%
KKR Wand Holdings Corporation	71,465,629	(10)	25.7%	1,000,000	(11)	100.0%	—		—	1.5%
KKR Wand Investors Corporation	—		—	—		—	200,000	(10)(11)	33.3%	22.4%

(1)	Percentages have been calculated based on 206,714,132 shares of WMIH Common Stock, except the percentage Wand Holdings with respect to WMIH Common Stock has been calculated assuming the conversion of the Series A Convertible Preferred Stock and exercise of the WMIH warrants owned by Wand Holdings. Percentages do not reflect the mandatory conversion of the WMIH Series B preferred stock because the WMIH Series B preferred stock is not convertible at the option of the holders.
(2)	Percentages have been calculated based on 600,000 shares of the WMIH Series B preferred stock issued and outstanding as of April 20, 2018.
(3)	Based on the total amount of shares of WMIH Common Stock issued and outstanding as of April 20, 2018, calculated (i) assuming the conversion of the WMIH Series A preferred stock, and (ii) assuming the conversion of the WMIH Series B preferred stock using the conversion price of $1.35. However, this calculation does not assume the exercise of the outstanding WMIH warrants, which are not entitled to any voting rights prior to the exercise thereof.
(4)	This information as to beneficial ownership is based on a stockholder questionnaires completed on February 14, 2018 and a Schedule 13G/A filed by Greywolf Capital Management LP (“GCMLP”) with the SEC on February 14, 2018. The Schedule 13G/A was filed by and on behalf of Greywolf Capital Partners II LP (“GCP II”), Greywolf Event Driven Master Fund (“GEDMF”), Greywolf Overseas Intermediate Fund (“GOIF”), Greywolf Structured Products Master Fund, Ltd. (“GSPMF”), Greywolf Opportunities Fund II, LP (“GOF II” and together with GCP II, GEDMF, GOIF and GSPMF, the “Greywolf Funds”), Greywolf Advisors LLC (“GALLC”), GCMLP, Greywolf GP LLC and Jonathan Savitz (“Mr. Savitz”). According to the Schedule 13G/A, each of the Greywolf Funds has beneficial ownership of shares of WMIH Common Stock as set forth above. GALLC, as the general partner of GCP II, may be deemed to beneficially own shares held by GCP II. Each of GCMLP, as the investment manager of the Greywolf Funds, Greywolf GP LLC, as the general partner of GCMLP, and Mr. Savitz, as the managing member of Greywolf GP LLC, may be deemed to beneficially own, shares held by the Greywolf Funds. Each of GALLC, GCMLP, Greywolf GP LLC and Mr. Savitz disclaims any beneficial ownership of such shares. Each of the Greywolf Funds, GALLC, GCMLP, Greywolf GP LLC and Mr. Savitz has shared voting and dispositive power. The address for all of these persons other than GEDMF, GOIF and GSPMF is 4 Manhattanville Road, Suite 201, Purchase, NY 10577. The address for GEDMF and GOIF is 190 Elgin Avenue, George Town, GRAND CAYMAN, KY1-9007. The address for GSPMF is Ugland House, P.O. Box 309, South Church Street, George Town, Grand Cayman KY1-1104.
(5)	This information as to beneficial ownership is based on information provided as of March 31, 2017 by GCP Europe SARL (“GCP Europe”). GCP Europe is owned approximately 45% by GOIF and approximately 55% by GCP II and is independently managed. GOIF, GCP II and certain other funds managed by GCMLP collectively hold an aggregate of 15,596,887 shares of WMIH Common Stock. GALLC, as the general partner of GCP II, may be deemed to beneficially own shares held by GCP II. Each of GCMLP, as the investment manager of GOIF, GCP II and certain other funds, Greywolf GP LLC, as the general partner of GCMLP, and Mr. Savitz, as the managing member of Greywolf GP LLC, may be deemed to beneficially own, shares held by GOIF, GCP II and such other funds. Each of GALLC, GCMLP, Greywolf GP LLC and Mr. Savitz disclaims any beneficial ownership of such shares. The address for GCP Europe is 21-25, Allee Scheffer, L-2520 Luxembourg. The address for GOIF is 89 Nexus Way, Camana Bay, Grand Cayman KY19007. The address for GCP II, GALLC, GCMLP, Greywolf GP LLC and Mr. Savitz is c/o Greywolf Capital Management LP, 4 Manhattanville Road, Suite 201, Purchase, NY 10577.
(6)	This information as to ownership is based on a questionnaire completed on March 5, 2018 on behalf of Palomino Master Ltd. and Appaloosa Investment L.P. I. The address for each of the foregoing entities is c/o Appaloosa LP, 51 JFK Parkway, Floor 2, Short Hills, New Jersey 07078.
(7)	This information as to ownership is based on a questionnaire completed on February 16, 2018 on behalf of Teacher Retirement System of Texas. The address for Teacher Retirement System of Texas is 1000 Red River Street, Austin, Texas 78701.
(8)	This information as to ownership is based on information provided to WMIH on February 26, 2018 on behalf of DDFS Partnership LP. Thomas G. Dundon, as the general partner of DDFS Partnership LP, is the controlling person of DDFS Partnership LP. The address for DDFS Partnership LP is 2100 Ross Avenue, Suite 3300, Dallas, Texas 75201.
(9)	This information as to ownership is based on information provided to WMIH on February 9, 2018 on behalf of each of Serengeti Multi-Series Master LLC Series E, Serengeti Opportunities MM LP and Rapax OC Master Fund LTD. Joseph A. LaNasa was identified as the controlling person with respect to each of the foregoing entities. The address for each of the entities is 632 Broadway, 12th Floor, New York, New York 10012.

(10)	This information as to beneficial ownership is based on a Schedule 13D/A filed with the SEC on February 15, 2018 by Wand Holdings, KKR Fund Holdings L.P. (“KKR Fund”), KKR Fund Holdings GP Limited (“KKR Fund Holdings GP”), KKR Group Holdings L.P. (“KKR Group Holdings”), KKR Group Limited (“KKR Group Limited”), KKR & Co. L.P. (“KKR & Co”.), KKR Management LLC (“KKR Management”), Henry R. Kravis (“Mr. Kravis”), George R. Roberts (“Mr. Roberts”), Tagar Olson (“Mr. Olson”) and Christopher Harrington (“Mr. Harrington”) (collectively, the “KKR Reporting Persons”). The sole directors and holders of voting stock of Wand Holdings are Tagar Olson and Christopher Harrington. Messrs. Olson and Harrington are executives of KKR and/or one or more of its affiliates. KKR Fund Holdings, an affiliate of KKR, owns 100% of the economic interest in Wand Holdings and may be deemed to have shared beneficial ownership over the securities held by Wand Holdings. KKR Fund Holdings GP is a general partner of KKR Fund Holdings. KKR Group Holdings is the sole shareholder of KKR Fund Holdings GP and a general partner of KKR Fund Holdings. KKR Group Limited is the general partner of KKR Group Holdings. KKR & Co. is the sole shareholder of KKR Group Limited. KKR Management is the general partner of KKR & Co. Messrs. Kravis and Roberts are officers and the designated members of KKR Management. Each of Scott C. Nuttall, Joseph Y. Bae, William J. Janetschek and David J. Sorkin is a director of KKR Fund Holdings GP and KKR Group Limited. The address of the principal business office of Wand Holdings, KKR Fund Holdings, KKR Fund Holdings GP, KKR Group Holdings, KKR Group Limited, KKR & Co., KKR Management, Messrs. Kravis, Olson, Harrington, Nuttall, Bae, Janetschek and Sorkin is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019. The address of the principal business office of Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

According to the Schedule 13D/A, the KKR Reporting Persons beneficially own an aggregate of 71,465,629 shares of WMIH Common Stock, which represent, in the aggregate, approximately, 25.7% of the outstanding shares of WMIH Common Stock, and have shared voting power and shared dispositive power with respect to 71,465,629 shares of WMIH Common Stock. The 71,465,629 shares of WMIH Common Stock consist of 1,000,000 shares of the WMIH Series A preferred stock held directly by Wand Holdings convertible into 10,065,629 shares of WMIH Common Stock, and the WMIH warrants exercisable for 61,400,000 shares of WMIH Common Stock, the foregoing being based on 206,714,132 shares of WMIH Common Stock outstanding as of February 8, 2018 and assumes that all 71,465,629 shares underlying the WMIH Series A preferred stock and WMIH warrants have been converted or exercised, as applicable, and are outstanding. According to the Schedule 13D/A, each of Mr. Olson and Mr. Harrington (as the sole directors and holders of voting stock of Wand Holdings) may be deemed to be the beneficial owner of the securities owned directly by Wand Holdings. Messrs. Olson and Harrington are executives at KKR and/or one of its affiliates. KKR Fund Holdings, an affiliate of KKR, owns 100% of the economic interests in Wand Holdings and may be deemed to beneficially own the securities beneficially owned by Wand Holdings. Each of KKR Fund Holdings GP (as a general partner of KKR Fund Holdings), KKR Group Holdings (as the sole shareholder of KKR Fund Holdings GP and a general partner of KKR Fund Holdings), KKR Group Limited (as the general partner of KKR Group Holdings), KKR & Co. (as the sole shareholder of KKR Group Limited), KKR Management (as the general partner of KKR & Co.), and Messrs. Kravis and Roberts (as the designated members of KKR Management), may be deemed to be the beneficial owner of the securities beneficially owned directly by Wand Holdings, and each disclaims beneficial ownership of the securities.

Based on the conversion price of the WMIH Series B preferred stock, upon a full mandatory conversion of the WMIH Series B preferred stock, Wand Holdings (inclusive of shares owned by Wand Investors) may be deemed to have total voting power over 158,213,777 shares of WMIH Common Stock.

(11)	This information as to beneficial ownership is based on disclosures in a Schedule 13D/A filed by the KKR Reporting Persons with the SEC on February 15, 2018 and stockholder questionnaires completed on February 21, 2018. The sole directors and holders of voting stock of Wand Investors are Tagar Olson and Christopher Harrington. Messrs. Olson and Harrington are executives of KKR and/or one or more of its affiliates. KKR Wand Investors L.P. (“KKR Wand”) owns 100% of the economic interests in Wand Investors and may be deemed to have shared beneficial ownership over the securities held by Wand Investors. KKR Wand GP LLC, a Delaware limited liability company, is the general partner of KKR Wand. KKR Wand GP LLC is a wholly owned subsidiary of KKR Fund. The address for Wand Investors is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019.

The following table sets forth as of April 20, 2018, certain information regarding the beneficial ownership of WMIH Common Stock by: (a) each of WMIH’s current directors and nominees for election as director; (b) each of WMIH’s named executive officers; and (c) all of WMIH’s current directors and executive officers as a group. The business address for each of WMIH’s directors (and nominees) and/or named executive officers listed below is 800 Fifth Avenue, Suite 4100, Seattle, Washington 98104.

	Shares of WMIH Common Stock Beneficially Owned
Name	Total(1)		Percent of Class(1)
Thomas L. Fairfield	1,777,778	**	*
William C. Gallagher	1,777,778	**	*

Diane B. Glossman	513,383	*
Christopher J. Harrington	—	(2)	—
Timothy F. Jaeger	—		—
Tagar C. Olson	—	(2)	—
Michael J. Renoff	513,383	*
Steven D. Scheiwe	463,383	*
Charles Edward Smith	—		—
Michael L. Willingham	547,886	*
Current Executive Officers and Directors as a Group (10 persons)	5,593,591	*

*	Less than one percent.
**	The shares of restricted stock granted to Messrs. Fairfield and Gallagher vest solely upon the consummation by WMIH of a Qualifying Acquisition. Messrs. Fairfield and Gallagher will each be issued an additional 507,937 shares upon the consummation of the Merger, which constitutes a Qualifying Acquisition.
(1)	Unless otherwise indicated, each person has sole voting and dispositive power over the shares listed opposite his or her name. All percentages have been calculated based on 206,714,132 shares of WMIH Common Stock issued and outstanding as of April 20, 2018.
(2)	Each of Messrs. Harrington and Olson disclaims beneficial ownership of any securities of WMIH that may be deemed to be beneficially owned by KKR or its affiliates.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Party Transactions

Relationship with KKR

Investment Agreement

On January 30, 2014, WMIH entered into an Investment Agreement with KKR Fund (which we refer to as the “investment agreement”). Pursuant to the investment agreement, WMIH sold to KKR Fund 1,000,000 shares of WMIH Series A preferred stock having the terms, rights, obligations and preferences contained in the WMIH charter for a purchase price equal to $11,072,192 and issued to KKR Fund warrants to purchase, in the aggregate, 61,400,000 shares of WMIH Common Stock, 30,700,000 of which have an exercise price of $1.32 per share and 30,700,000 of which have an exercise price of $1.43 per share (collectively, the “WMIH warrants”). On February 12, 2018, in connection with the transactions contemplated by the Merger Agreement, WMIH and KKR Fund entered into a letter amendment to the KKR Letter Agreement (as defined below under “—KKR Letter Agreement”) (which we refer to as the “KKR letter amendment”) and immediately thereafter KKR Fund contributed the WMIH Series A preferred stock and WMIH warrants it held to Wand Holdings. Additionally, on February 12, 2018, WMIH and Wand Holdings entered into a Warrant Exchange Agreement (which we refer to as the “warrant exchange agreement”). See “—KKR Letter Agreement”, “—Amendment to the KKR Letter Agreement” and “—Warrant Exchange Agreement” below.

The WMIH Series A preferred stock has rights substantially similar to those associated with WMIH Common Stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The WMIH Series A preferred stock has a liquidation preference equal to the greater of (i) $10.00 per 1,000,000 shares of WMIH Series A preferred stock plus declared but unpaid dividends on any such shares and (ii) the amount that the holder of the WMIH Series A preferred stock would be entitled to if such holder participated with the holders of shares of WMIH Common Stock then outstanding, pro rata as a single class based on the number of outstanding shares of WMIH Common Stock on an as-converted basis held by each holder as of immediately prior to a liquidation, in the distribution of all WMIH’s remaining assets and funds available for distribution to WMIH’s stockholders. The WMIH Series A preferred stock is convertible at a conversion price of $1.10 per share (subject to anti-dilution adjustment) into shares of WMIH Common Stock either at the option of the holder or automatically upon transfer by Wand Holdings to a non-affiliated party. Further, Wand Holdings, as the holder of the WMIH Series A preferred stock and the WMIH warrants, has received other rights pursuant to the investor rights agreement (as defined below).

The WMIH warrants have a five-year term from the date of issuance and are subject to customary structural adjustment provisions for stock splits, combinations, recapitalizations and other similar transactions.

Investor Rights Agreement

On January 30, 2014, WMIH entered into the investor rights agreement with KKR Fund. On February 12, 2018, KKR Fund assigned its rights under the investor rights agreement to Wand Holdings. Wand Holdings’ rights as a holder of the WMIH Series A preferred stock and the WMIH warrants, and the rights of any subsequent holder that is an affiliate of Wand Holdings are governed by the investor rights agreement. Pursuant to the investor rights agreement, for so long as Wand Holdings owns, in the aggregate, at least 50% of the WMIH Series A preferred stock issued as of January 30, 2014 (or the underlying common stock), Wand Holdings will have the right to appoint one of the seven directors that currently comprise WMIH’s board. If the WMIH Board consists of eight or more directors, Wand Holdings has the right to appoint two directors.

Additionally, until January 30, 2017, KKR Fund (which has since assigned its rights under the investor rights agreement to Wand Holdings) had the right to purchase up to 50% of any future equity rights offerings or other equity issuance by WMIH on the same terms as the equity issued to other investors in such transactions, in an aggregate amount of such offerings and issuances by WMIH of up to $1 billion (which we refer to as the “participation rights”). The participation rights did not include any issuances of securities by WMIH constituting any part of the consideration payable by it in connection with any acquisitions or investments (including any rollover equity) or in respect of any employee options or other income compensation. KKR Fund’s aggregate beneficial ownership of WMIH’s equity securities after giving effect to any equity issuances (and on a pro forma basis after taking into account any acquisitions) shall at no time exceed 42.5% of WMIH’s equity securities without WMIH’s prior written consent. Except for the participation rights and the issuance of WMIH Common Stock in respect of the WMIH warrants and the WMIH Series A preferred stock, Wand Holdings and its affiliates shall not purchase or acquire any of WMIH’s or its subsidiaries’ equity securities without WMIH’s prior written consent, subject to certain exceptions.

In connection with the issuance of the WMIH Series A preferred stock and the WMIH warrants, KKR Fund (which has since assigned its rights under the investor rights agreement to Wand Holdings) and its affiliates agreed that, until December 31, 2016, they would not:

•	request the call of a special meeting of WMIH’s stockholders; seek to make, or make, a stockholder proposal at any meeting of WMIH’s stockholders; seek the removal of any director from the Board; or make any “solicitation” of “proxies” (as such terms are used in the proxy rules of the SEC) or solicit any written consents of stockholders with respect to any matter;

•	form or join or participate in a “partnership, limited partnership, syndicate or other group” within the meaning of Section 13(d)(3) of the Exchange Act, with respect to any of WMIH’s voting securities;

•	make or issue, or cause to be made or issued, any public disclosure, statement or announcement (including filing reports with the SEC) (x) in support of any solicitation described in the first bullet above, or (y) negatively commenting upon us;

•	except pursuant to any exercise of any WMIH warrant, the conversion of the WMIH Series A preferred stock, or the exercise of the Participation Rights, acquire, agree or seek to acquire, beneficially or otherwise, any of WMIH’s voting securities (other than securities issued pursuant to a plan established by the Board for members of the Board, a stock split, stock dividend distribution, spin-off, combination, reclassification or recapitalization of WMIH and WMIH Common Stock or other similar corporate action initiated by us);

•	enter into any discussions, negotiations, agreements or undertakings with any person with respect to the foregoing or advise, assist, encourage or seek to persuade others to take any action with respect to the foregoing, except pursuant to mandates WMIH grants to KKR Capital Markets LLC (“KCM”) and its affiliates for the purpose of WMIH raising capital; or

•	short any of WMIH Common Stock or acquire any derivative or hedging instrument or contract relating to WMIH Common Stock.

The foregoing provisions expired, by their terms, on December 31, 2016.

In the event that any stockholder or group of stockholders other than Wand Holdings calls a stockholder meeting or seeks to nominate nominees to the Board, then Wand Holdings shall not be restricted from calling a stockholder meeting in order to nominate directors as an alternative to the nominees nominated by such stockholder or group, provided that Wand Holdings shall not nominate or propose a number of directors to the Board that is greater than the number of directors nominated or proposed by such stockholder or group.

The investor rights agreement also provides Wand Holdings with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to common stock (and common stock underlying the WMIH Series A preferred stock and the WMIH warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. WMIH filed a resale registration statement on Form S-3, as amended that was declared effective on November 25, 2015, which, among other things, registered for resale the common stock underlying the WMIH Series A preferred stock. In connection with the transactions contemplated by the Merger Agreement, WMIH, Wand Holdings, Wand Investors and Fortress executed a Letter Agreement on February 12, 2018 (which we refer to as the “Fortress letter agreement”) pursuant to which Wand Holdings agreed to modify certain of its registration rights..

The investor rights agreement also provides that to the extent that WMIH undertakes any capital markets issuances, WMIH shall engage KKR Capital Markets LLC to assist the WMIH in such issuances on customary commercial terms reasonably acceptable to WMIH.

For as long as Wand Holdings beneficially owns any shares of WMIH Common Stock or WMIH Series A preferred stock or any of the WMIH warrants, WMIH has agreed to provide customary Rule 144A information rights, to provide Wand Holdings with regular audited and unaudited financial statements and to allow Wand Holdings or its representatives to inspect WMIH’s books and records.

Indemnification Agreements

In connection with the offering of the WMIH Series B preferred stock (which we refer to as the “WMIH Series B preferred stock offering”), on December 19, 2014, WMIH entered into an indemnification agreement with KKR Fund and Mr. Olson (who at the time was an observer on the Board), pursuant to which WMIH will indemnify KKR Fund and Mr. Olson for liabilities arising out of the WMIH Series B preferred stock offering. Additionally, WMIH has entered into indemnification agreements with each of its current directors and executive officers.

Voting Agreement

In connection with the WMIH Series B preferred stock offering, on December 19, 2014, WMIH entered into a voting agreement with the KKR Entities, pursuant to which the KKR Entities agreed to vote and provided a proxy to vote all shares of its WMIH Series A preferred stock, WMIH Series B preferred stock and WMIH Common Stock that it held on the record date for such vote in favor of WMIH’s reincorporation to the State of Delaware from the State of Washington (which we refer to as the “reincorporation”), which occurred on May 11, 2015. The voting agreement is no longer in effect.

Also in connection with the WMIH Series B preferred stock offering, on December 19, 2014, WMIH entered into additional voting agreements with certain then-existing significant holders of WMIH Common Stock (each of whom we refer to as an “Other Holder”) that purchased shares of WMIH Series B preferred stock in the WMIH Series B preferred stock offering. Pursuant to the additional voting agreements, each Other Holder agreed to vote and provided a proxy to vote all shares of its WMIH Series B preferred stock and WMIH Common Stock that it held on the record date for such vote in favor of the reincorporation. The additional voting agreements are no longer in effect.

WMIH Series B Preferred Stock Offering

Pursuant to the Purchase Agreement, dated as of December 19, 2014, among the WMIH, as issuer, and Citigroup Global Markets Inc. and KCM as the initial purchasers, in connection with the WMIH Series B preferred stock offering, KCM, as an initial purchaser, (1) was paid a fee of $8,250,000 upon the reincorporation and (2) will be paid a fee of $8,250,000 upon a Qualified Acquisition (as defined in the Certificate of Designation for the WMIH Series B preferred stock, dated January 5, 2015). On December 11, 2017, the requisite holders of WMIH Series B preferred stock, including KKR Wand Investors L.P. (“KKR Wand”), which is an affiliate of KKR Fund and KCM, approved an amendment to the WMIH charter, which was filed with the Delaware Secretary of State on December 7, 2017. The amendment to the WMIH charter, which became effective on January 5, 2018, amended the terms of the WMIH Series B preferred stock as described elsewhere in this Amendment and the Original Filing. see Note 9: Capital Stock and Derivative Instruments and Note 15: Subsequent Events, to the consolidated financial information in Part II, Item 8 of the Original Filing. On February 12, 2018, KKR Wand contributed the shares of WMIH Series B preferred stock it held to Wand Investors.

Series B Registration Rights Agreement

In connection with the WMIH Series B preferred stock offering, WMIH entered into a Registration Rights Agreement with Citigroup Global Markets Inc. and KCM, an affiliate of KKR Fund, Wand Holdings and Wand Investors, on January 5, 2015, which provided for registration rights with respect to the WMIH Series B preferred stock and the underlying common stock. On January 5, 2018, WMIH entered into an amendment to such Registration Rights Agreement (which we refer to, as amended, as the “Series B registration rights agreement”), pursuant to which WMIH agreed to use reasonable efforts to file a shelf registration statement (or, as permitted, an amendment to any existing shelf registration statement) with the SEC as promptly as practicable after January 5, 2018, but no later than June 15, 2018, with respect to (i) resales of the shares of the WMIH Series B preferred stock that are Transfer Restricted Securities (as defined in the Series B registration rights agreement) and (ii) resales of the shares common stock that are Transfer Restricted Securities and (a) issuable upon the conversion of shares of the WMIH Series B preferred stock, (b) issuable as a Regular Dividend (as defined in the WMIH charter) and (c) issuable as a Special Distribution (as defined in the WMIH charter). As a result of KKR Wand contributing its 200,000 shares of WMIH Series B preferred stock to Wand Investors, Wand Investors have registration rights with respect to the WMIH Series B preferred stock held by such entities in accordance with the terms of the Series B registration rights agreement.

KCM Engagement—WMIH Series B Preferred Stock Offering

In connection with the WMIH Series B preferred stock offering, WMIH engaged KCM to act as a joint book-running manager and paid $8.25 million to KCM pursuant to its engagement letter during the year ending 2015, as described above. Additionally, pursuant to the engagement letter with KCM, upon consummation of a “Qualified Acquisition” (as such term is defined in the WMIH charter), WMIH is obligated to pay KCM an additional fee of $8.25 million (also as described above), which WMIH has recorded in “other liabilities” on its consolidated balance sheet, and this amount is included in “accrued fees relating to WMIH Series B preferred stock issuance” on WMIH’s consolidated statement of cash flows. The Merger would qualify as a “Qualified Acquisition” pursuant to the terms of the WMIH charter.

KCM Engagement—Merger Agreement

In connection with entering into the Merger Agreement, on February 12, 2018, WMIH entered into (i) a letter agreement with KCM, pursuant to which KCM agreed to act as a non-exclusive financial advisor to WMIH with respect to the Merger and is entitled to receive a transaction fee equal to $25 million and (ii) a fee letter with KCM, pursuant to which KCM will (a) act as a placement agent with respect to a bridge financing facility of up to $2.75 billion to be entered into by WMIH in connection with the Merger, (b) provide capital markets advice and other assistance as agreed to with WMIH and (c) receive a fee equal to 0.25% of the aggregate amount of the commitments in respect of such bridge financing facility (other than in respect of any of such amounts committed by certain affiliates of KCM), payable upon the initial funding under the bridge financing facility. Based on the current size of the committed facility, the fees payable to KCM as placement agent for arranging the bridge facility are expected to be approximately $6.875 million.

KKR Letter Agreement

WMIH entered into a Letter Agreement dated as of December 8, 2017 with KKR Fund and KKR Wand (which we refer to as the “KKR Letter Agreement”), pursuant to which for the period commencing on December 8, 2017 and ending on the date that is eighteen (18) months following January 5, 2018, or July 5, 2019, for so long as KKR Fund has not transferred any, and together with the affiliates of KKR Fund (“KKR Affiliates”), continues to beneficially own (with the unencumbered right to vote) all, of the WMIH Series A preferred stock it owns as of December 8, 2017, (2) KKR Fund has not transferred any, and together with the KKR Affiliates continues to beneficially own (with the unencumbered right to vote) all, WMIH warrants it owns as of December 8, 2017 or any WMIH Common Stock issuable upon the exercise thereof, and (3) KKR Wand has not transferred, in the aggregate, more than, and together with the KKR Affiliates continues to beneficially own (with the unencumbered right to vote) at least, 50% of the WMIH Series B preferred stock it owns as of December 8, 2017, WMIH has agreed that it will not enter into a definitive agreement with respect to any Acquisition without the prior written consent of KKR Fund; provided, however, that if KKR Fund does not give written notice to WMIH of its approval of, or objection to, a proposed Acquisition within five (5) business days of having received notice of the material definitive terms of such Acquisition, then KKR Fund is deemed to have approved such Acquisition and WMIH may pursue such Acquisition.

Amendment to the KKR Letter Agreement

On February 12, 2018, WMIH, KKR Fund, KKR Wand, Wand Holdings and Wand Investors entered into the Amendment to the KKR Letter Agreement pursuant to which KKR Wand and KKR Fund assigned its rights and obligations under the KKR Letter Agreement to the KKR Entities and WMIH consented to such assignments.

Warrant Exchange Agreement

On February 12, 2018, in connection with the Merger Agreement, Wand Holdings and WMIH entered into the warrant exchange agreement, pursuant to which, conditioned and effective upon the effectiveness of the Merger, Wand Holdings has agreed to exchange the 61,400,000 WMIH warrants it holds for 21,197,619 shares of WMIH Common Stock (which we refer to as the “warrant exchange”).

KKR Voting and Support Agreement

On February 12, 2018, pursuant to the Amendment to the KKR Letter Agreement, the KKR Entities entered into a voting and support agreement with Nationstar in connection with the Merger Agreement pursuant to which, among other things, each of the KKR Entities agreed to vote their shares of WMIH stock in favor of the stock issuance proposal. In addition, the voting and support agreement prohibits each of the KKR Entities from engaging in activities that have the effect of soliciting a competing acquisition proposal. Messrs. Harrington and Olson are the sole directors and holders of voting stock in Wand Investors and Wand Holdings.

Fortress Letter Agreement

Concurrently with the execution of the Merger Agreement, Fortress entered into the Fortress letter agreement with WMIH and the KKR Entities, pursuant to which, among other things, WMIH agreed to waive and consent to certain acquisitions and dispositions of WMIH Common Stock under the amended and restated certificate of incorporation of WMIH.

In addition, pursuant to the terms of the Fortress letter agreement, neither the KKR Entities nor any of its affiliates will, without the prior written consent of Fortress, exercise any registration rights under the investor rights agreement and the Series B registration rights agreement, or under any other agreement until six months after the later of (A) the closing of the Merger and (B) the date on which a shelf registration statement is declared effective pursuant to the Fortress registration rights agreement.

Director and Officer Voting Agreements

On February 12, 2018, Directors Gallagher, Glossman, Renoff, Scheiwe and Willingham and Mr. Fairfield, WMIH’s President and Chief Operating Officer, each entered into a voting and support agreement with Nationstar (each of which we refer to as a “D&O voting agreement”) in connection with the Merger Agreement pursuant to which, among other things, each of them agreed, in his or her capacity as a stockholder of WMIH, to vote his or her shares of WMIH stock in favor of the stock issuance proposal. In addition, each of the voting and support agreements prohibits engaging in activities that have the effect of soliciting a competing acquisition proposal.

Investment Management Agreement and Administrative Services Agreement

WMIH entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC, WMIH’s reinsurance subsidiary, on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator. Total amounts incurred and paid under these agreements totaled $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The expense and related income eliminate on consolidation. These agreements are described below.

Under the terms of such Investment Management Agreement, WMIH receives from WMMRC a monthly fee equal to the product of (x) the ending dollar amount of assets under management during the calendar month in question and (y) 0.002 divided by 12. WMIH is responsible for investing the funds of WMMRC based on applicable investment criteria and subject to rules and regulations to which WMMRC is subject.

Under the terms of such Administrative Services Agreement, WMIH receives from WMMRC a fee of $110,000 per month. WMIH is responsible for providing administrative services to support, among other things, supervision, governance, financial administration and reporting, risk management and claims management as may be necessary, together with such other general or specific administrative services that may be reasonably required or requested by WMMRC in the ordinary course of its business.

Transition Services Agreement

On March 22, 2012, WMIH and the Trust entered into the transition services agreement. Pursuant to the transition services agreement, the Trust makes available certain services and employees to WMIH, including the services of Charles Edward Smith who is WMIH’s Chief Legal Officer and Secretary. Since becoming effect, the transition services agreement has been amended from time to time in order to address, among other things, adjustments to the services provided thereunder; extensions of the effectiveness thereof; adjustments to hourly rates charged thereunder; and other matters. The transition services agreement, as amended, remains in effect as of the date hereof, subject to automatic, three-month renewal periods, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of any particular additional term.

The Trust was established as part of the Bankruptcy Plan. The Trust emerged on the effective date of the Bankruptcy Plan and was formed for the purpose of holding, managing and administering the “Liquidating Trust Assets” (as defined in the Bankruptcy Plan) on behalf of the Trust’s beneficiaries, and distributing the proceeds thereof to such beneficiaries. The Trust is managed by a trustee, William Kosturos, and a Trust Advisory Board. Michael L. Willingham, a member of WMIH’s board, a member of WMIH audit committee and a member of WMIH compensation committee, is also a member of the Trust Advisory Board. For services provided under the transition services agreement, WMIH paid the Trust approximately $806,645, of which $523,688 was paid for the services of Mr. Smith, approximately $633,051 in 2016, of which $387,788 was paid for the services of Mr. Smith, and approximately $835,565 in 2015, of which $495,716 was paid for the services of Mr. Smith.

Pursuant to the transition services agreement, the Trust previously provided WMIH with office space for its employees and other basic infrastructural and support services to facilitate WMIH’s operations. In June 2015, WMIH moved into new office space and now pays for such office space directly at an average rate of approximately $5,700 per month. WMIH pays the Trust a monthly overhead charge of approximately $6,122 relating to general support services, technology services and the use of supplies and equipment. For fees relating to the general support services, technology services and the use of supplies and equipment, WMIH paid the Trust approximately $55,164, $55,164 and $60,714 during the years ended December 31, 2017, 2016 and 2015.

Potential Participation by WMIH in Proceeds Received with Respect to Recovery Claims

To the extent any electing creditor of the Debtors (as defined in the Bankruptcy Plan) received Common Stock of WMIH pursuant to a Reorganized Common Stock Election (as defined in the Disclosure Statement filed in connection with the Bankruptcy Plan), such creditor’s share of the Runoff Notes to which the election was effective (i.e., one dollar ($1.00) of original principal amount of Runoff Notes for each share of WMIH Common Stock) was not issued. As a result, each creditor making such an election conveyed to WMIH, and WMIH retained an economic interest in, the Litigation Proceeds (as defined below, and such proceeds do not constitute part of the Liquidating Trust Assets) equal to fifty percent (50%) of the Litigation Proceeds such creditor otherwise would have received. “Litigation Proceeds” is defined in the Bankruptcy Plan, in relevant part, as the recoveries, net of related legal fees and other expenses, of the Trust on account of causes of action against third parties and includes Recovery Claims (as defined in the Bankruptcy Plan).

WMIH is aware that on or about October 14, 2014, the Trust filed a lawsuit in King County Superior Court in the State of Washington against 16 former directors and officers of WMI (the “D&O Litigation”). The Trust’s complaint alleges, among other things, that the defendants named therein breached their fiduciary duties to WMI and committed corporate waste and fraud by squandering WMI’s financial resources.

On December 1, 2014, the Trust filed its Motion of WMI Liquidating Trust for an Order, Pursuant to Sections 105(a) and 362 of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, (A) Approving Settlement Agreement Between WMI Liquidating Trust, Certain Directors and Officers and Insurers and (B) Authorizing and Directing the Consummation Thereof (as amended, modified or supplemented prior to the date hereof, the “D&O Settlement Motion”). Among other things, the D&O Settlement Motion sought approval of a settlement among the Trust, certain former directors and officers of WMI and certain insurance carriers that underwrote director and officer liability insurance policies for the benefit of WMI and its affiliates (including such former directors and officers). At a hearing held on December 23, 2014, the Bankruptcy Court granted the Trust’s D&O Settlement Motion. On January 5, 2015, certain non-settling officers appealed the Bankruptcy Court’s order granting the D&O Settlement Motion. In connection with the settlement of the D&O Litigation, including the appeal thereof by such non-settling officers, in May 2015, the Trust, such non-settling officers and certain insurance carriers entered into a Reserve Settlement Agreement (“RSA”) to settle the D&O Litigation, including the appeal thereof. Pursuant to the terms of the RSA, the parties agreed, among other things, that $3.0 million of the $37.0 million that had been required to be paid to the Trust pursuant to the settlement, would be placed into a segregated reserve account (the “RSA Reserve”) to be administered by a third party. Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied. If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds in accordance with the Plan, it is anticipated that the Trust will make payments to WMIH in an amount equal to WMIH’s share of Litigation Proceeds as provided under the Plan.

During the year ended December 31, 2015, WMIH received approximately $7.8 million representing its share of the net Litigation Proceeds related to the settlement of the D&O Litigation. In September 2016 and September 2017, WMIH was informed that approximately $0.5 million of Litigation Proceeds was released from the RSA Reserve pursuant to the terms of the RSA, and that WMIH would receive approximately $123,000, for each year, of the released Litigation Proceeds, representing WMIH’s portion of the second and third distributions of $0.5 million from the initial $3.0 million of Litigation Proceeds held in the RSA Reserve. As of March 31, 2018, approximately $1.5 million remains on deposit in the RSA Reserve.

Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the segregated reserve account in the future. As of December 31, 2017, WMIH had not received any Litigation Proceeds, other than as described above, and there can be no assurance that WMIH will receive any distributions on account of Litigation Proceeds in the future.

Relationship with CXO Consulting Group, LLC

CXOC, an entity owned by Mr. Jaeger, received approximately $264,000, $264,000 and approximately $305,000 for services performed as Interim Chief Financial Officer and Accounting Officer from WMIH during the years ended December 31, 2017, 2016 and 2015, respectively.

Policies and Procedures for Approving Related Party Transactions

WMIH has adopted and maintains a Related Person Transaction Policy. The Related Person Transaction Policy is intended to ensure fairness in any transaction with WMIH that may occur when WMIH’s directors, executive officers and/or certain stockholders are involved (“related person”). When a related person becomes involved in a transaction or when the Chief Legal Officer of WMIH becomes aware of a potential transaction, several steps of analysis are to be undertaken to review, approve and/or ratify any such transaction. The Chief Legal Officer of WMIH is responsible for determining whether the transaction in question rises to the level of a related person transaction as defined by the Related Person Transaction Policy. If it is, then the Chief Legal Officer of WMIH also is required to determine whether such transaction requires disclosure in WMIH’s annual proxy statement or annual report on Form 10-K, as the case may be. The transaction in question is then either reported to the WMIH audit committee as approved or provided to the WMIH audit committee (or directly to the Chair if time is of essence) for further examination, and if appropriate, approval or ratification.

Director Independence

The Board has determined that each of the following members is an “independent director” under Rule 5605(a)(2) of the NASDAQ listing standards: Diane B. Glossman, Michael J. Renoff, Steven D. Scheiwe and Michael L. Willingham.

Item 14.	Principal Accounting Fees and Services.

Matters Relating to WMIH’s Auditors

Fees Paid to Principal Independent Auditors

The following fees for professional services were billed by BPM LLP during fiscal years 2017 and 2016:

	2017	2016
Audit Fees(1)	$429,000	$500,000
Audit-Related Fees(2)	1,950	30,000
Tax Fees	—	—
All Other Fees	—	—

Total	$430,950	$530,000

(1)	Consists of fees for services involving the audit of WMIH’s consolidated financial statements, review of interim quarterly statements, and provision of an attestation report on WMIH’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Refers to fees for assurance and related services that are traditionally performed by the independent auditor and are not reported as audit fees. These audit-related services may include due diligence services relating to mergers and acquisitions, accounting consultation and audits relating to acquisitions, attest services related to financial reporting not required by statute or regulation, consultation concerning financial accounting and reporting standards not classified as audit fees, and financial audits of employee benefit plans.

Pre-Approval Policy

The WMIH audit committee has adopted a general policy requiring pre-approval of all fees and services of WMIH’s independent auditors, including all audit, audit-related, tax and other legally-permitted services. All audit and permissible non-audit services provided by BPM LLP during fiscal years 2017 and 2016 were pre-approved by the WMIH audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of this Amendment are as follows:

1. Financial Statements:

Page
Report of Independent Registered Public Accounting Firm †	F-2

WMIH Corp. and Subsidiaries Consolidated Balance Sheets—as of December 31, 2017 and December 31, 2016 †	F-3

WMIH Corp. and Subsidiaries Consolidated Statements of Operations—for the years ended December 31, 2017, December 31, 2016 and December 31, 2015†	F-4

WMIH Corp. and Subsidiaries Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity—for the years ended December 31, 2017, December 31, 2016 and December 31, 2015†

F-5

WMIH Corp. and Subsidiaries Consolidated Statements of Cash Flows—for the years ended December 31, 2017, December 31, 2016 and December 31, 2015†	F-6

Notes to Consolidated Financial Statements†	F-7

†	Previously filed with our Original Filing.

2. Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index that follows. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

2.1+	Agreement and Plan of Merger among Nationstar Mortgage Holdings Inc., WMIH Corp. and Wand Merger Corporation.	8-K	2.1	2/14/18

3.1	Amended and Restated Certificate of Incorporation of WMIH Corp.	8-K12G3	3.1	5/13/15

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of WMIH Corp.	8-K	3.1	12/11/17

3.3	Amended and Restated Bylaws of WMIH Corp.	8-K12G3	3.2	5/13/15

4.1	Investor Rights Agreement, dated January 30, 2014, between WMIH Corp., KKR Fund Holdings L.P. and any subsequent stockholder party.	8-K	4.2	1/31/14

4.2	Form of Tranche A Warrant.	8-K	4.3	1/31/14

4.3	Form of Tranche B Warrant.	8-K	4.4	1/31/14

4.4	Form of Series A Convertible Preferred Stock Certificate.	8-K	4.6	1/31/14

10.1*	Employment Agreement between William C. Gallagher and WMIH Corp.	8-K12G3	10.2	5/13/15

10.2*	Restricted Stock Agreement between William C. Gallagher and WMIH Corp.	8-K12G3	10.3	5/13/15

10.3*	Employment Agreement between Thomas L. Fairfield and WMIH Corp.	8-K12G3	10.4	5/13/15

10.4*	Restricted Stock Agreement between Thomas L. Fairfield and WMIH Corp.	8-K12G3	10.5	5/13/15

10.5*	Employment Agreement, dated March 22, 2012, between WMIH Corp. and Weijia “Vicky” Wu.	8-K	10.5	3/26/12

10.6*	Employment Agreement, dated March 22, 2012, between WMIH Corp. and Peter Struck.	8-K	10.6	3/26/12

10.7*	Transition Services Agreement, dated March 22, 2012, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.7	3/26/12

10.8*	Amendment No. 1 To Transition Services Agreement, dated September 18, 2012, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.1	9/27/12

10.9*	Amendment No. 2 To Transition Services Agreement, dated December 11, 2014, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.1	12/17/14

10.10*	Amendment No. 3 To Transition Services Agreement, dated November 18, 2016, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.1	11/23/16

10.11*	Amendment No. 4 To Transition Services Agreement, dated January 31, 2018, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.1	2/1/18

10.12*	Form of Indemnification Agreement.	8-K	10.8	3/26/12

10.13*	Form of Indemnification Agreement between WMIH Corp. and each of its current directors and executive officers.	8-K12G3	10.1	5/13/15

10.14*	Engagement Agreement, dated May 28, 2012, between WMIH Corp. and CXO Consulting Group, LLC.	8-K	99.2	6/4/12

10.15*	Amendment to Engagement Agreement, dated October 23, 2012, between WMIH Corp. and CXO Consulting Group, LLC.	8-K	99.1	10/25/12

10.16*	Summary of Compensation Arrangements for Non-Employee Directors.	10-K	10.16	3/15/13

10.17*	2012 Long-Term Incentive Plan.	10-K	10.17	3/15/13

10.18*	First Amendment to 2012 Long-Term Incentive Plan.	8-K	99.1	2/13/14

10.19*	Second Amendment to 2012 Long-Term Incentive Plan.	10-K	10.15	2/27/15

10.20	Registration Rights Agreement, dated January 5, 2015, among WMIH Corp., Citigroup Global Markets Inc., and KKR Capital Markets LLC.	8-K	10.1	1/5/15

10.21	First Amendment dated January 5, 2018 to Registration Rights Agreement, dated January 5, 2015, among WMIH Corp., Citigroup Global Market, Inc., and KKR Capital Markets LLC.	8-K	10.1	1/5/18

10.22	Escrow Agreement, dated January 5, 2015, between WMIH Corp. and Citibank, N.A., as escrow agent.	8-K	10.2	1/5/15

10.23†	Amendment No. 1 to Escrow Agreement, dated January 5, 2015, between WMIH Corp. and Citibank, N.A., as escrow agent.

10.24	Amendment No. 2 to Escrow Agreement, dated January 5, 2015, between WMIH Corp. and Citibank, N.A., as escrow agent.	8-K	10.2	12/11/17

10.25†	Amendment No. 3 to Escrow Agreement, dated January 5, 2015, between WMIH Corp. and Citibank, N.A., as escrow agent.

10.26	Letter Agreement, dated December 8, 2017, by and among WMIH Corp., KKR Fund Holdings L.P. and KKR Wand Investors L.P.	8-K	10.3	12/11/17

10.27†	Amendment to Letter Agreement, dated February 12, 2018, by and among WMIH Corp., KKR Fund Holdings L.P., KKR Wand Investors L.P.

10.28	Voting and Support Agreement, dated as of February 12, 2018, between WMIH Corp. and FIF HE Holdings LLC.	8-K	10.1	2/14/18

10.29	Letter Agreement, dated as of February 12, 2018 between WMIH Corp. and FIF HE Holdings LLC.	8-K	10.2	2/14/18

10.30	Registration Rights Agreement, dated as of February 12, 2018 among WMIH Corp. and FIF HE Holdings LLC and the other stockholders party from time to time thereto.	8-K	10.3	2/14/18

10.31	Warrant Exchange Agreement, dated as of February 12, 2018 between WMIH Corp. and KKR Wand Holdings Corporation.	8-K	10.4	2/14/18

10.32	Commitment Letter, dated as of February 12, 2018, among Wand Merger Corporation and Credit Suisse AG, Credit Suisse Securities (USA) LLC, Jefferies Finance LLC, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., HSBC Bank USA, National Association and HSBC Securities (USA) Inc.	8-K	10.5	2/14/18

10.33*†	Form of Participant Restricted Stock Agreement

12.1†	Statement regarding computation of ratio of earnings to combined fixed charges and preferred dividends.

14†	Code of Ethics.

21†	List of Subsidiaries of Registrant.

23.1†	Consent of Independent Registered Public Accounting Firm

24†	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management Contract or Compensatory Plan or Arrangement.
+	Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.
†	Previously filed with our Original Filing.
††	Previously furnished with our Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2018	WMIH CORP.

	By:	/s/ CHARLES E. SMITH
Charles E. Smith
Chief Legal Officer and Secretary