Form 10-Q
period 2018-03-31
WMIH CORP.
filed 2018-05-10
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	206,714,132
(Class)	(Outstanding at May 1, 2018)

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Some of these risks are identified and discussed under Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

* * * * *

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, (i) the terms “Company,”  “we,” “us,” or “our” refer to WMIH Corp. (formerly WMI Holdings Corp.) and its subsidiaries on a consolidated basis; (ii) “WMIH” refers only to WMIH Corp., without regard to its subsidiaries; (iii) “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries; (iv)  “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); (v)  “WMIIC” means WMI Investment Corp. (formerly a wholly-owned subsidiary of WMIH); and (vi) “Merger Sub” means Wand Merger Corporation (a wholly-owned subsidiary of WMIH).

WMIH CORP.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2018	December 31, 2017 (1)
ASSETS:
Investments held in trust:
Fixed-maturity securities	$249	$1,518
Cash equivalents held in trust	940	4,199
Total investments held in trust	1,189	5,717
Cash and cash equivalents	27,890	26,709
Fixed-maturity securities	2,904	2,142
Restricted cash	576,202	578,936
Accrued investment income	61	59
Other assets	679	558
Total assets	$608,925	$614,121
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment reserves	408	474
Unearned premiums	—	39
Other liabilities	16,893	16,303
Total liabilities	17,301	16,816
Commitments and contingencies
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017; aggregate liquidation preference of $600,000,000 as of March 31, 2018 and December 31, 2017	503,713	503,713
Stockholders’ equity:
Convertible series A preferred stock, $0.00001 par value; 1,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017; aggregate liquidation preference of $10 as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value; 3,500,000,000 authorized; 206,714,132 and 206,714,132 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	141	39
Retained earnings	87,768	93,551
Total stockholders’ equity	87,911	93,592
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$608,925	$614,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) Balances derived from audited financial statements as of December 31, 2017.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts and share data)

(Unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017
Revenues:
Premiums earned	$23	$430
Net investment income	2,170	1,180
Total revenues	2,193	1,610
Operating expenses:
Losses and loss adjustment expense	62	94
Ceding commission expense	—	50
General and administrative expense	7,714	2,012
Loss contract reserve reduction	—	(916)
Interest expense	—	610
Total operating expenses	7,776	1,850
Net operating loss	(5,583)	(240)
Other income:
Gain on change in fair value of derivative embedded conversion feature	—	(18,029)
Total other income	—	(18,029)
(Loss) income before income taxes	(5,583)	17,789
Income tax expense (benefit)	—	—
Net (loss) income	(5,583)	17,789
Redeemable convertible series B preferred stock dividends	(200)	(4,500)
Net (loss) income attributable to common and participating stockholders	$(5,783)	$13,289
Basic net (loss) income per share attributable to common stockholders (Note 12)	$(0.03)	$0.02
Shares used in computing basic net (loss) income per share	202,692,144	202,423,969
Diluted net (loss) income per share attributable to common stockholders (Note 12)	$(0.03)	$0.02
Shares used in computing diluted net (loss) income per share	202,692,144	213,623,959

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders’ equity
Balance at January 1, 2017	600,000	$502,213	1,000,000	$—	206,380,800	$2	$108,415	$85,719	$194,136
Net income	—	—	—	—	—	—	—	25,882	25,882
Redeemable convertible series B preferred cash dividends	—	—	—	—	—	—	—	(18,050)	(18,050)
Reduction of accrued fees incurred relating to Series B preferred stock issuance	—	1,500	—	—	—	—	—	—	—
Reclassification of derivative asset	—	—	—	—	—	—	(108,893)	—	(108,893)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	333,332	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	517	—	517
Balance at December 31, 2017	600,000	503,713	1,000,000	—	206,714,132	2	39	93,551	93,592
Net loss	—	—	—	—	—	—	—	(5,583)	(5,583)
Redeemable convertible series B preferred cash dividends	—	—	—	—	—	—	—	(200)	(200)
Equity-based compensation	—	—	—	—	—	—	102	—	102
Balance at March 31, 2018	600,000	$503,713	1,000,000	$—	206,714,132	$2	$141	$87,768	$87,911

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash flows from operating activities:
Net (loss) income	$(5,583)	$17,789
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of premium or discount on fixed maturity securities	7	31
Net realized loss on sale of investments	4	2
Unrealized loss (gain) on trading securities	2	(21)
Gain on derivative embedded conversion feature	—	(18,029)
Equity-based compensation	102	140
Changes in assets and liabilities:
Accrued investment income	(2)	(28)
Other assets	(121)	(74)
Cash equivalents held in trust	3,259	(1,029)
Losses and loss adjustment reserves	(66)	(188)
Losses payable	—	(53)
Unearned premiums	(39)	(225)
Accrued ceding commission expense	—	(6)
Accrued interest on notes payable	—	(3)
Loss contract reserve	—	(916)
Other liabilities	3,890	(246)
Total adjustments	7,036	(20,645)
Net cash provided by (used in) operating activities	1,453	(2,856)
Cash flows from investing activities:
Purchase of investments	—	(19,974)
Proceeds from sales and maturities of investments	494	47,513
Net cash provided by investing activities	494	27,539
Cash flows from financing activities:
Fees incurred and paid relating to preferred stock issuance	(2,500)	—
Redeemable convertible series B preferred stock dividends	(1,000)	(4,500)
Notes payable – principal repayments	—	(351)
Net cash used in financing activities	(3,500)	(4,851)
(Decrease) increase in cash and cash equivalents	(1,553)	19,832
Cash, cash equivalents and restricted cash, beginning of period	605,645	575,838
Cash, cash equivalents and restricted cash, end of period	$604,092	$595,670
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$—	$610

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless otherwise indicated, financial information, including dollar values stated in the text of the notes to financial statements, is expressed in thousands.

References herein, unless the context requires otherwise, to (i) the terms “Company,” “we,” “us” or “our” generally are intended to refer to WMIH Corp. (formerly WMI Holdings Corp. and Washington Mutual, Inc.) and its subsidiaries on a consolidated basis; (ii) “WMIH” refers only to WMIH Corp. without regard to its subsidiaries; (iii) “WMIHC” refers only to WMI Holdings Corp. without regard to its subsidiaries; (iv) “WMMRC” means WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); (v) “WMIIC” means WMI Investment Corp. (formerly a wholly-owned subsidiary of WMIH); and (vi)“Merger Sub” means Wand Merger Corporation (a wholly-owned subsidiary of WMIH).

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

On February 12, 2018, WMIH, Merger Sub and Nationstar Mortgage Holdings Inc., a Delaware corporation that is currently listed on the New York Stock Exchange under the ticker symbol “NSM” (“Nationstar”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Nationstar (the “Nationstar Transaction” or the “Merger”), with Nationstar continuing as the surviving corporation and a wholly-owned subsidiary of WMIH. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Merger Effective Time”) and as a result of the Merger, each share of Nationstar’s common stock issued and outstanding immediately prior to the Merger Effective Time (other than shares owned, directly or indirectly, by Nationstar, WMIH or Merger Sub or by any Nationstar stockholder who properly exercises and perfects appraisal of his, her or its shares under Delaware law) will be converted into the right to receive, at the election of the holder of such share, (i) $18.00 per share in cash, without interest, or (ii) 12.7793 shares of validly issued, fully paid and nonassessable shares of WMIH common stock, par value $0.00001 per share, subject in each case to pro rata cutbacks to the extent cash or stock is oversubscribed (the “Merger Consideration”). The aggregate amount of cash to be paid as Merger Consideration in the Merger is approximately $1.2 billion.

If we do not consummate the Nationstar Transaction or another Acquisition or Qualified Acquisition (as such terms are defined in our Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”)) on or prior to October 5, 2019 (the “Series B Redemption Date”), as such date may be extended in accordance with the provisions of our Certificate of Incorporation, the outstanding shares of WMIH’s 5.00% Series B Convertible Preferred Stock (the “Series B Preferred Stock”) would be required to be redeemed, as more fully described in Note 9: Capital Stock and Derivative Instruments.

As of March 31, 2018, WMIH was authorized to issue up to 3,500,000,000 shares of common stock, and up to 10,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share.  As of March 31, 2018 and December 31, 2017, 206,714,132 shares, respectively, of WMIH’s common stock were issued and outstanding. As of March 31, 2018 and December 31, 2017, 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued and outstanding.  As of December 31, 2017, 600,000 shares of WMIH’s 3% Series B Convertible Preferred Stock (the “Original Series B Preferred Stock”) were issued and outstanding.  On December 11, 2017, we announced an amendment of the Original Series B Preferred Stock (the “Series B Amendment”), which amendment became automatically effective at 12:00 a.m., New York City time, on January 5, 2018, and effected an exchange of the previously outstanding Original Series B Preferred Stock for shares of Series B Preferred Stock. As of March 31, 2018, 600,000 shares of Series B Preferred Stock were issued and outstanding.

WMMRC

WMMRC is a wholly-owned subsidiary of WMIH. Prior to August 2008 (at which time WMMRC became a direct subsidiary of Washington Mutual, Inc. (“WMI”), WMMRC was a wholly-owned subsidiary of FA Out-of-State Holdings, Inc., a second-tier subsidiary of Washington Mutual Bank (“WMB”) and third-tier subsidiary of WMI. WMMRC is a pure captive insurance company domiciled in the State of Hawaii. WMMRC was incorporated on February 25, 2000, and received a Certificate of Authority, dated March 2, 2000, from the Insurance Division of the State of Hawaii.

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

Due to the then deteriorating performance in the mortgage guarantee markets and the closure and receivership of WMB, the reinsurance agreements with each of the primary mortgage insurers were terminated or placed into runoff during 2008. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. As a result, effective September 26, 2008, WMMRC’s continuing operations consisted solely of the runoff of coverage associated with mortgages placed with the primary mortgage carriers prior to September 26, 2008. In runoff, an insurer generally writes no new business but continues to service its obligations under in force policies and otherwise continues as a licensed insurer. The reinsurance agreements with Triad, PMI, UGRIC and Radian were commuted on August 31, 2009, October 2, 2012, April 3, 2014 and October 23, 2017, respectively, and the related trust assets were distributed in accordance with the commutation agreements. In addition, the RMIC reinsurance agreement was terminated on February 2, 2018, and the remaining trust assets were distributed to WMMRC per the terms of the agreement. On February 13, 2018, the aggregate excess of loss reinsurance agreement between WMMRC and GMIC was terminated in accordance with the terms of the agreement.  The underlying trust and the related quota share agreement remain in place. As a result, WMMRC’s current continuing operations consist solely of the runoff of coverage associated with mortgages placed with the following two remaining carriers, GMIC and MGIC.

WMIIC

WMIIC was dissolved on January 18, 2018. As of December 31, 2017 and the date of its dissolution, WMIIC did not have any operations and was fully eliminated upon consolidation.

Merger Sub

On February 6, 2018, Merger Sub was formed as a wholly-owned subsidiary of WMIH.

Note 2: Significant Accounting Policies

Basis of Presentation

WMIH resumed timely filing of all periodic reports for a reporting company under the Exchange Act for all periods after emergence from bankruptcy on the Effective Date.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reporting. Certain information and footnote disclosures normally included in the financial statements and prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures included are appropriate. The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited consolidated financial statements as of that date.

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2018. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

The carrying value of the derivative embedded conversion feature of the Series B Preferred Stock, in periods during which such embedded conversion feature was required to be bifurcated, was adjusted to its fair value as determined using Level 3 inputs described below under fair value measurement.

The carrying value of notes payable, in periods during which such notes payable exist, approximates fair value based on time to maturity, underlying collateral, and prevailing interest rates.

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

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the post default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling zero and $39 thousand as of March 31, 2018 and December 31, 2017, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs, excluding intercompany charges, exceed expected future unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $0.4 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively. Intercompany administrative costs are excluded from the computation of premium deficiencies.

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

WMMRC has recorded reserves at the ceded case reserves and IBNR loss levels established and reported by the primary mortgage guaranty carriers as of March 31, 2018 and December 31, 2017, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, than the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

Loss Contract Reserve

A loss contract reserve relating to contractual obligations of WMMRC was established at March 19, 2012 as a result of applying fresh start accounting and in compliance with Accounting Standards Codification (“ASC”) 805-10-55-21- Broad Transactions, which defines a loss contract as “a contract in which the unavoidable costs of meeting the obligation under the contract exceed the economic benefits expected to be received under it.”  The value of this reserve is analyzed quarterly and is adjusted accordingly.  The adjustment (if any) to the reserve produces an expense or contra-expense in the condensed consolidated statements of operations.

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

Other Liabilities

At March 31, 2018, the total balance of $16.9 million of other liabilities is comprised of $8.3 million of accrued fees relating to the Original Series B Preferred Stock offering and an accrual for professional fees and recurring business expenses currently payable of approximately $8.6 million. At December 31, 2017, the total balance of $16.3 million of other liabilities is comprised of $8.3 million of accrued fees relating to the Original Series B Preferred Stock offering, $2.5 million related to an extension of the escrow agreement related to the Series B Preferred Stock, an accrual for professional fees and recurring business expenses of approximately $4.7 million and $0.8 million of accrued cash dividends relating to the Original Series B Preferred Stock. The accrued fees would be paid in the event of a Qualified Acquisition, as more fully described in Note 6: Service Agreements and Related Party Transactions.

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

On December 22, 2017, the Tax Cuts and Jobs Act, which reforms U.S. Tax legislation and related laws, was signed into law. One of the provisions of the new tax law reduces the Company’s U.S. federal corporate income tax rate from 35% to 21%. Our deferred tax assets, although fully reserved, have been revalued at the lower rate beginning in 2017. The Company continues to evaluate the impact of the new tax law on its financial condition and results of operations.

Dividend Policy

WMIH has paid no dividends on its common stock on or after the Effective Date and currently has no plans to pay a dividend on its common stock.

WMIH has paid $1.0 million and $18.0 million of cash dividends on its Series B Preferred Stock for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. Additionally, WMIH has accrued unpaid and undeclared cash dividends of zero and $0.8 million, as of March 31, 2018 and December 31, 2017, respectively.

New Accounting Pronouncements

The Company has reviewed new accounting pronouncements issued between March 2, 2018, the filing date of our most recent Form 10-K, and the filing date of this Form 10-Q, and has determined that no pronouncements issued are relevant to the Company, and/or have a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

Note 3: Insurance Activity

The Company, through WMMRC, reinsures mortgage guaranty risks of mortgage loans originated by affiliates of the Company during the period from 1997 through 2008. WMMRC is (or was) a party to reinsurance agreements with UGRIC, GMIC, MGIC, PMI, Radian, RMIC and Triad. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. The reinsurance agreements with Triad, PMI, UGRIC and Radian were commuted on August 31, 2009, October 2, 2012, April 3, 2014, and October 23, 2017, respectively. The RMIC agreement was terminated on February 2, 2018.

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

Premiums assumed and earned are as follows for the periods ended March 31, 2018 and 2017, respectively:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Premiums (released) assumed	$(16)	$205
Change in unearned premiums	39	225
Premiums earned	$23	$430

The components of the liability for losses and loss adjustment reserves are as follows as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
Case-basis reserves	$12	$151
IBNR reserves	1	1
Premium deficiency reserves	395	322
Total losses and loss adjustment reserves	$408	$474

Losses and loss adjustment reserve activity are as follows for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively:

	Three months ended March 31, 2018	Year ended December 31, 2017
Balance at beginning of period	$474	$811
Incurred - prior periods	62	19
Paid or terminated - prior periods	(128)	(356)
Total losses and loss adjustment reserves	$408	$474

The loss contract reserve balance is analyzed and adjusted quarterly. The balance in the reserve was zero as of both March 31, 2018 and December 31, 2017. The value of this reserve was decreased to zero during the year ended December 31, 2017 and is anticipated to remain at zero.  The reserve remained unchanged during the three months ended March 31, 2018 and decreased by $0.9 million during the three months ended March 31, 2017. In periods during which a reduction in the loss contract reserve occurs, a corresponding decrease in expense is reflected in the condensed consolidated statement of operations for the respective period.

Note 4: Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at March 31, 2018, are as follows:

	March 31, 2018
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$2,250	$—	$(8)	$2,242
Corporate debt securities	917	—	(6)	911
Total fixed-maturity securities	3,167	—	(14)	3,153
Less total unrestricted fixed-maturity securities	2,917	—	(13)	2,904
Total fixed-maturity securities held in trust	$250	$—	$(1)	$249

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2017, are as follows:

	December 31, 2017
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$2,249	$—	$(10)	$2,239
Corporate debt securities	1,425	—	(4)	1,421
Total fixed-maturity securities	3,674	—	(14)	3,660
Less total unrestricted fixed-maturity securities	2,151	—	(9)	2,142
Total fixed-maturity securities held in trust	$1,523	$—	$(5)	$1,518

Amortized cost and estimated fair value of fixed-maturity securities at March 31, 2018 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value
Maturity in:
2018	$3,167	$3,153
Total fixed-maturity securities	$3,167	$3,153

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Net investment income for the three months ended March 31, 2018 and 2017, respectively, is summarized as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(7)	$(31)
Investment income on fixed-maturity securities	17	178
Interest income on cash and cash equivalents	2,271	1,014
Realized net (loss) from sale of investments	(4)	(2)
Unrealized (loss) on cash equivalents held at period end	(105)	—
Unrealized (loss) gain on trading securities held at period end	(2)	21
Net investment income	$2,170	$1,180

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of March 31, 2018:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Class of securities:
Obligations of U.S. government sponsored enterprises	997	1,245	—	2,242
Corporate debt securities	911	—	—	911
Total fixed-maturity securities	1,908	1,245	—	3,153
Money market funds	28,684	—	—	28,684
Total	$30,592	$1,245	$—	$31,837

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2017:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Class of securities:
Obligations of U.S. government sponsored enterprises	995	1,244	—	2,239
Corporate debt securities	1,421	—	—	1,421
Total fixed-maturity securities	2,416	1,244	—	3,660
Money market funds	30,780	—	—	30,780
Total	$33,196	$1,244	$—	$34,440

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at the end of the calendar quarter in which the reclassifications occur. During the three months ended March 31, 2018 and the year ended December 31, 2017, zero and $2.4 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	January 1, 2018 to March 31, 2018		January 1, 2017 to December 31, 2017
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Obligations of US government sponsored enterprises	$—	$—	$—	$995
Corporate debt securities	—	—	—	1,421
Total transfers	$—	$—	$—	$2,416

Note 5: Income Taxes

For the three months ended March 31, 2018, the Company recorded a net loss attributable to common and participating stockholders of approximately $5.8 million. The Company projects tax losses for the year ending December 31, 2018, assuming that circumstances remain unchanged and not taking into account the Nationstar Transaction or any other acquisitions.  Due to this projected tax loss and the existence of NOL carry-forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the three months ended March 31, 2018. The Company recorded no income tax expense or benefit for the year ended December 31, 2017 due to tax losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% prior to the 2017 tax reform and 21% for 2018 and future years to taxable income, in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), that apply to property and casualty insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the three months ended March 31, 2018 or the year ended December 31, 2017 associated with the Company’s tax liability from the preceding year.

On December 22, 2017, the Tax Cuts and Jobs Act, which reforms U.S. Tax legislation and related laws, was signed into law. One of the provisions of the new tax law reduces the Company’s U.S. federal corporate income tax rate from 35% to 21% resulting in a reduction of the deferred tax asset relating to the NOL carry-forward of $842.9 million and a corresponding change in the related valuation allowance. Our deferred tax assets, although fully reserved, have been revalued at the lower rate as of March 31, 2018 and December 31, 2017. The Company continues to evaluate the impact of the new tax law on its financial condition and results of operations.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, net operating losses and unrealized gains and losses on investments. As of March 31, 2018 and December 31, 2017, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On March 19, 2012, WMIH emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.4 billion which gave rise to an NOL for the year ended December 31, 2012. Under Section 382 of the Code (“Section 382”), and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry-forward at December 31, 2017 was approximately $6.0 billion. At March 31, 2018, there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2031. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks. (See Part I-Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017).

As of March 31, 2018 and December 31, 2017, WMIH had a capital loss carryforward of $1.6 million, most of which is subject to expiration in 2018.

The Company accounts for uncertain tax positions in accordance with the income tax accounting guidance. The Company has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2011 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the three months ended March 31, 2018 or for the year ended December 31, 2017.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaii-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIH entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator, the Insurance Division of the State of Hawaii. Total amounts incurred under these agreements totaled $0.3 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. The expense and related income eliminate on consolidation.

Under the terms of the Investment Management Agreement, WMIH receives from WMMRC a fee equal to the product of (x) the ending dollar amount of assets under management during the calendar month in question and (y) .002 divided by 12. WMIH is responsible for investing the funds of WMMRC based on applicable investment criteria and subject to rules and regulations to which WMMRC is subject.

Under the terms of the Administrative Services Agreement, WMIH receives from WMMRC a fee of $110 thousand per month. WMIH is responsible for providing administrative services to support, among other things, supervision, governance, financial administration and reporting, risk management and claims management as may be necessary, together with such other general or specific administrative services that may be reasonably required or requested by WMMRC in the ordinary course of its business.

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees including the services of our Chief Legal Officer and Secretary and our Controller. The TSA provides the Company with basic infrastructure and support services to facilitate the Company’s operations. The TSA, as amended, extends the term of the agreement through September 30, 2018, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.

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

Based on elections of certain holders of claims in connection with our bankruptcy prior to the Effective Date, WMIH retained an economic interest in certain litigation proceeds, if any, recovered by the Trust, including those related to the D&O Litigation. During the years ended December 31, 2017, 2016 and 2015, WMIH had other income of $123 thousand, $123 thousand and $7.8 million, respectively, as a result of its receipt of its share of net litigation proceeds related to the D&O Litigation. As of March 31, 2018, $1.5 million remained in the RSA Reserve.  Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of the litigation proceeds.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future. During the three months ended March 31, 2018, WMIH has recorded no income from litigation proceeds.  As of March 31, 2018, WMIH has not received any litigation proceeds from the Trust, other than as described above.

In preparation for the offering of the Original Series B Preferred Stock, WMIH engaged KKR Capital Markets LLC (“KCM”), an affiliate of KKR & Co. L.P., to act as a joint book-running manager for the Original Series B Preferred Stock offering.  KCM also acted as an initial purchaser of the Original Series B Preferred Stock. During the year ended December 31, 2015, as a result of satisfying a post-closing covenant to reincorporate in the State of Delaware within 180 days following the closing of the Series B Preferred Stock offering, we paid $8.25 million to KCM.  Upon consummation of a “Qualified Acquisition” (as such term is defined in Article VI of WMIH’s Certificate of Incorporation), we will pay KCM an additional fee (the “KCM Deferred Fee”) of $8.25 million.  We have recorded the KCM Deferred Fee in “other liabilities” on our condensed consolidated balance sheet and this amount was included in “accrued fees relating to Series B Preferred Stock issuance” on our condensed consolidated statements of cash flows. The Nationstar Transaction will constitute a “Qualified Acquisition” pursuant to the terms of the WMIH Certificate of Incorporation.

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

On February 12, 2018, pursuant to an Amendment to Letter Agreement, dated February 12, 2018 (the “Amendment to Letter Agreement”), by and among WMIH, KKR Fund Holdings L.P. (“KKR Fund”), KKR Wand Investors L.P. (“KKR Wand”), KKR Wand Holdings Corporation (“KKR Wand Holdings”) and KKR Wand Investors Corporation (“KKR Wand Investors”), which amended that certain Letter Agreement, dated December 8, 2017 (the “KKR Letter Agreement”), by and among WMIH, KKR Fund and KKR Wand, certain KKR entities that hold stock of WMIH (the “KKR Entities”) entered into a voting and support agreement with Nationstar in connection with the Merger Agreement pursuant to which, among other things, each of the KKR Entities agreed to vote their shares of WMIH stock in favor of the stock issuance proposal. In addition, the voting and support agreement prohibits each of the KKR Entities from engaging in activities that have the effect of soliciting a competing acquisition proposal. Messrs. Harrington and Olson are the sole directors and holders of voting stock in the KKR Entities.

Concurrently with the execution of the Merger Agreement, FIF HE Holdings LLC (“Fortress”) entered into a letter agreement with WMIH and the KKR entities, pursuant to which, among other things, WMIH agreed to waive and consent to certain acquisitions and dispositions of WMIH common stock under the Certificate of Incorporation of WMIH. In addition, pursuant to the terms of the Fortress letter agreement, neither the KKR Entities nor any of its affiliates will, without the prior written consent of Fortress, exercise any registration rights under the investor rights agreement and the Series B registration rights agreement, or under any other agreement until six months after the later of (A) the closing of the Merger and (B) the date on which a shelf registration statement is declared effective pursuant to the Fortress registration rights agreement.

On February 12, 2018, Directors Gallagher, Glossman, Renoff, Scheiwe and Willingham, and Mr. Fairfield, WMIH’s President and Chief Operating Officer, each entered into a voting and support agreement with Nationstar (each of which we refer to as a “D&O voting agreement”) in connection with the Merger Agreement pursuant to which, among other things, each of them agreed, in his or her capacity as a stockholder of WMIH, to vote his or her shares of WMIH stock in favor of the stock issuance proposal. In addition, each of the voting and support agreements prohibits engaging in activities that have the effect of soliciting a competing acquisition proposal.

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

As of April 15, 2015, the First Lien Notes were fully redeemed by the Company, and on April 27, 2015, the First Lien Indenture was satisfied and discharged. As of September 29, 2017, the Second Lien Notes were fully redeemed by the Company, and on October 2, 2017, the Second Lien Indenture was satisfied and discharged. As a result of the satisfaction and discharge of the Second Lien Indenture, the Collateral Account (as defined in the Indentures) was subsequently closed and the remaining funds transferred to cash and cash equivalents to be used for general corporate purposes.

Note 8: Financing Arrangements

As of March 31, 2018 and December 31, 2017, the Company had no debt financing arrangements in place.

Note 9: Capital Stock and Derivative Instruments

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. As of the Effective Date, and pursuant to WMIHC’s Amended and Restated Articles of Incorporation (the “Articles”), WMIHC was authorized to issue up to 500,000,000 shares of common stock and up to 5,000,000 shares of blank check preferred stock, in one or more series, each with a par value of $0.00001 per share. 200,000,000 shares of common stock were issued by WMIHC in reliance on Section 1145 of the United States Bankruptcy Code on the Effective Date.

On May 11, 2015, the date that WMIHC reincorporated from the State of Washington to the State of Delaware (the “Reincorporation Date”), all shares of common and preferred equity securities previously issued by WMIHC automatically were converted into one share of the substantially similar common stock, Series A Preferred Stock or Series B Preferred Stock, as applicable, of WMIH. At the same time, each outstanding option, right or warrant to acquire shares of WMIHC’s common stock was converted into an option, right or warrant to acquire an equal number of shares of WMIH’s common stock under the same terms and conditions as the original options, rights or warrants. As of the Reincorporation Date, and pursuant to the Certificate of Incorporation, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of blank check preferred stock, in one or more series, each with a par value of $0.00001 per share.

All of the terms of the agreements described below and attributed to WMIH are also attributable to WMIHC relative to the various agreements and instruments prior to the Reincorporation Date.  The references to WMIH are based on the date this Form 10-Q has been filed.  The references would have been to WMIHC prior to the Reincorporation Date.

On January 30, 2014, WMIH entered into (i) an investment agreement, dated as of January 30, 2014 (the “Investment Agreement”), with KKR Fund and, for limited purposes, KKR Management Holdings L.P., and (ii) an investor rights agreement, dated as of January 30, 2014 (the “Investor Rights Agreement”), with KKR Fund. On January 30, 2014, pursuant to the Investment Agreement, WMIH issued 1,000,000 shares of Series A Preferred Stock having the terms, rights, obligations and preferences contained in the Articles of Amendment of WMIH dated January 30, 2014 for a purchase price equal to $11.1 million and has issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIH’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”).   On February 12, 2018, pursuant to the Amendment to Letter Agreement, KKR Fund contributed all of the Warrants and shares of Series A Preferred Stock held by it to KKR Wand Holdings.

The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH.  The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH either at the option of the holder or automatically upon transfer by KKR Wand Holdings to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC topic 470 - Debt a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, and an increase in additional paid in capital. Further, KKR Wand Holdings, as the holder of the Series A Preferred Stock and the Warrants, has other rights pursuant to the Investor Rights Agreement as described below.

The Warrants have a five-year term from the date of issuance and are subject to customary structural adjustment provisions for stock splits, combinations, recapitalizations and other similar transactions. KKR Wand Holdings’ rights as a holder of the Series A Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Wand Holdings, the “Series A Holders”) are governed by the Investor Rights Agreement.

On February 12, 2018, in connection with the Merger Agreement, KKR Wand Holdings and WMIH entered into a warrant exchange agreement, pursuant to which, conditioned and effective upon the effectiveness of the Merger, KKR Wand Holdings agreed to exchange the 61,400,000 Warrants it holds for 21,197,619 shares of WMIH common stock (the “Warrant Exchange”).

In accordance with the Investor Rights Agreement, except for the issuance of WMIH’s common stock in respect of the Warrants and the Series A Preferred Stock, KKR Fund and its affiliates (including KKR Wand Holdings) shall not purchase or acquire any equity securities of WMIH or its subsidiaries without WMIH’s prior written consent, subject to certain exceptions.

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

The Investor Rights Agreement also provides that to the extent that WMIH undertakes any capital markets issuances, WMIH shall engage KKR Capital Markets LLC to assist WMIH in such issuances on customary commercial terms reasonably acceptable to WMIH.

For as long as the Series A Holders beneficially own any shares of common stock of WMIH or Series A Preferred Stock or any of the Warrants, WMIH has agreed to provide customary Rule 144A information rights, to provide the Series A Holders with regular audited and unaudited financial statements and to allow the Series A Holders or their representatives to inspect WMIH’s books and records.

Pursuant to the KKR Letter Agreement, as amended by the Amendment to Letter Agreement, for the period commencing on December 8, 2017 (the “Amendment Date”), and ending on the date that is eighteen (18) months following January 5, 2018 (the “Series B Amendment Effective Time”) for so long as (1) KKR Wand Holdings has not transferred any, and together with the KKR Affiliates continues to beneficially own (with the unencumbered right to vote) all, of the Series A Preferred Stock it or KKR Fund owns as of the Amendment Date, (2) KKR Wand Holdings has not transferred any, and together with the KKR Affiliates continues to beneficially own (with the unencumbered right to vote) all, Warrants it or KKR Fund owns as of the Amendment Date or any of the common stock issuable upon the exercise thereof, and (3) KKR Wand Investors has not transferred, in the aggregate, more than, and together with the KKR Affiliates continues to beneficially own (with the unencumbered right to vote) at least, 50% of the Series B Preferred Stock it or KKR Wand owns as of the Amendment Date, the Company shall not enter into a definitive agreement with respect to any target acquisition without the prior written consent of KKR Wand Holdings; provided, however, that if KKR Wand Holdings does not give written notice to the Company of its approval of, or objection to, a proposed target acquisition within five (5) business days of having received notice of the material definitive terms of such target acquisition, KKR Wand Holdings shall be deemed to have approved such target acquisition and the Company may pursue such target acquisition, including by entering into a definitive material agreement in respect thereof, without the prior written consent of KKR Wand Holdings hereunder. For the avoidance of doubt, after the date that is eighteen (18) months following the Series B Amendment Effective Time, KKR Wand Holdings shall have no consent rights hereunder with respect to any target acquisition. KKR Wand Holdings has consented to the Merger.

The foregoing description of (i) the Investor Rights Agreement is qualified in its entirety by reference to the Investor Rights Agreement, which was filed with the SEC as Exhibit 4.2 on Form 8-K on January 31, 2014, and incorporated by reference, (ii) the Warrants are qualified in their entirety by reference to the Form of Tranche A Warrant and Form of Tranche B Warrant, which were filed with the SEC as Exhibits 4.3 and 4.4, respectively, on Form 8-K on January 31, 2014, and incorporated by reference, (iii) the Series A Preferred Stock is qualified in its entirety by reference to the Articles of Amendment of WMIH dated January 30, 2014, which were filed with the SEC as Exhibit 4.5 on Form 8-K on January 31, 2014, and incorporated by reference, the Form of Series A Convertible Preferred Stock Certificate, which was filed with the SEC as Exhibit 4.6 on Form 8-K on January 31, 2014, and incorporated by reference, and the Certificate of Incorporation, which was filed with the SEC as Exhibit 3.1 on Form 8-K12G3 on May 13, 2015, and incorporated by reference, (iv) the Investment Agreement is qualified in its entirety by reference to the Investment Agreement, which was filed with the SEC as Exhibit 10.1 on Form 8-K on January 31, 2014, and incorporated by reference, and (v) the KKR Letter Agreement is qualified in its entirety by reference to the KKR Letter Agreement, which was filed with the SEC as Exhibit 10.3 on Form 8-K on December 11, 2017, and incorporated by reference, and the Amendment to Letter Agreement, which was filed with the SEC as Exhibit 10.27 on Form 10-K on March 2, 2018, and incorporated by reference herein.

On January 5, 2015, WMIH, in connection with an offering of 600,000 shares of its Original Series B Preferred Stock, filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Designation of Rights and Preferences of the 3% Series B Convertible Preferred Stock (the “Certificate of Designation”) creating the Original Series B Preferred Stock and designating the rights and preferences of the Original Series B Preferred Stock.

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

On January 5, 2015, in connection with the offering and pursuant to that certain Purchase Agreement, dated December 19, 2014 (the “Purchase Agreement”), by and among WMIH, Citigroup Global Markets Inc. (“Citi”) and KCM (KCM and Citi together, the “Initial Purchasers”), WMIH entered into a Registration Rights Agreement with the Initial Purchasers (the “Registration Rights Agreement”), pursuant to which WMIH has agreed that, subject to certain conditions, WMIH will use its reasonable efforts to (i) file a shelf registration statement covering resales of WMIH’s common stock issuable upon mandatory conversion of the Original Series B Preferred Stock no later than six months after January 5, 2015 (the “Issue Date”); (ii) file a shelf registration statement covering resales of the Original Series B Preferred Stock no later than one year after the Issue Date; and (iii) cause each of these shelf registration statements to be declared effective under the Securities Act. On July 1, 2015, WMIH filed the Initial Registration Statement covering resales of the Original Series B Preferred Stock and shares of WMIH’s common stock issuable upon mandatory conversion of the Original Series B Preferred Stock. On November 23, 2015, WMIH amended the Initial Registration Statement to cover WMIH’s common stock issuable upon conversion of the Series A Preferred Stock and shares of WMIH’s common stock issuable upon exercise of warrants issued in connection with the issuance of our Series A Preferred Stock currently outstanding. The Registration Statement was declared effective under the Securities Act on November 25, 2015.

On January 5, 2018, WMIH entered into an amendment to such Registration Rights Agreement (which we refer to, as amended, as the “Series B Registration Rights Agreement”), pursuant to which WMIH agreed to use reasonable efforts to file a shelf registration statement (or, as permitted, an amendment to any existing shelf registration statement) with the SEC as promptly as practicable after January 5, 2018, but no later than June 15, 2018, with respect to (i) resales of the shares of the Series B Preferred Stock that are Transfer Restricted Securities (as defined in the Series B Registration Rights Agreement) and (ii) resales of the shares common stock that are Transfer Restricted Securities and (a) issuable upon the conversion of shares of the Series B Preferred Stock, (b) issuable as a Regular Dividend (as defined in the WMIH charter) and (c) issuable as a Special Distribution (as defined in the WMIH charter).

On January 26, 2018, WMIH amended the Registration Statement, by means of a post-effective amendment, to deregister the Original Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Original Series B Preferred Stock, and such post-effective amendment to the Registration Statement was declared effective under the Securities Act on January 29, 2018.

In connection with the transactions contemplated by the Merger Agreement, WMIH, KKR Wand Holdings, KKR Wand Investors and Fortress executed a Letter Agreement on February 12, 2018 (the “Fortress Letter Agreement”) pursuant to which the holders of WMIH stock affiliated with KKR agreed to modify certain of their registration rights.  The reference to the Fortress Letter Agreement is qualified in its entirety by reference to the Letter Agreement dated as of February 12, 2018, by and among the Company, Fortress and the other stockholders party from time to time thereto, which was filed with the SEC as Exhibit 10.2 on Form 8-K on February 12, 2018, and incorporated by reference.

The foregoing description of the Registration Rights Agreement is qualified in its entirety by the provisions of the Registration Rights Agreement, filed as Exhibit 10.1 on Form 8-K on January 5, 2015, and incorporated by reference herein, and to the First Amendment to that certain Registration Rights Agreement, dated January 5, 2018 and filed as Exhibit 10.1 on Form 8-K on January 5, 2018, and incorporated by reference herein.

On January 5, 2015, in connection with the offering and pursuant to the Purchase Agreement, WMIH entered into an Escrow Agreement (the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent (the “Escrow Agent”), pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598.5 million, representing the proceeds of the offering of the Original Series B Preferred Stock less offering fees payable on the Issue Date but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds have been, and will be, released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to (i) pay certain fees related to the offering that may become payable to the Initial Purchasers, (ii) finance WMIH’s efforts to explore and/or fund, in whole or in part, acquisitions, whether completed or not, including reasonable attorney fees and expenses related thereto, accounting expenses, due diligence and financial advisor fees and expenses, (iii) pay certain amounts that may become payable to the holders of the Series B Preferred Stock upon the occurrence of certain put events, (iv) pay certain amounts that would become payable to the holders of the Series B Preferred Stock upon a mandatory redemption of the Series B Preferred Stock, and (v) pay certain expenses related to the offering. The entire net proceeds will be released from escrow as instructed by WMIH upon consummation of a Qualified Acquisition (as defined below). If we have not consummated a Qualified Acquisition on or prior to October 5, 2019, we will be required to redeem all of the outstanding Series B Preferred Stock on October 5, 2019, the Series B Redemption Date; provided, if prior to the Series B Redemption Date we have publicly announced that WMIH has entered into a definitive agreement for an Acquisition, the Series B Redemption Date will be extended to the earlier of April 5, 2020 and the day immediately following the date such definitive agreement is terminated or the date such Acquisition is closed.  “Acquisition” means any acquisition by the Company (or any of its direct or indirect wholly-owned subsidiaries), in a single transaction or a series of transactions, whether by purchase, merger or otherwise, of all or substantially all of the assets of, or of 80% or more of the equity interests in, or a business line, unit or division of, any person. A “Qualified Acquisition” means an Acquisition that, taken together with prior Acquisitions (if any), collectively utilizes aggregate net proceeds of the Series B Preferred Stock financing of $450 million.  The aggregate redemption cost, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600.0 million, plus shares of WMIH’s common stock in respect of any accrued and unpaid dividends, if any, whether or not declared.

As of March 31, 2018, and December 31, 2017, the balance remaining in the escrow account totaled approximately $576.2 million and $578.9 million, respectively. The foregoing description of the Escrow Agreement is qualified in its entirety by the provisions of the Escrow Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.2 and incorporated by reference herein, and as amended by Amendment No. 1, Amendment No. 2, and Amendment No. 3, filed on Form 10-K on March 2, 2018, Form 8-K on December 11, 2017 and on Form 10-K on March 2, 2018, respectively.

If the Series B Preferred Stock is redeemed or determined likely to be redeemed, the Company would be required to record a charge to earnings of approximately $96.3 million to accrete the value of the Series B Preferred Stock to the $600.0 million redemption value. As of March 31, 2018, the Company has determined that recording for accretion to the Series B Preferred Stock’s redemption value is not required.

The shares of Series B Preferred Stock are hybrid financial instruments that blend characteristics of both equity and debt securities.  The terms of the Series B Preferred Stock provide for either redemption of the principal and interest for cash at maturity or in the event of certain predetermined circumstances or mandatory conversion into WMIH’s common stock. The Original Series B Preferred Stock also embodied contingent equity-linked share price protections, an embedded conversion feature, in the form of a variable conversion price based on a 20 trading day average of volume weighted-average price. The Series B Preferred Stock has no variable conversion feature and the fair market value at December 31, 2017 of the embedded conversion feature was reclassified to equity.

The Original Series B Preferred Stock was amended on December 8, 2017 and this amendment became effective at the Series B Amendment Effective Time. The amendment was determined to be a modification for accounting purposes based on qualitative and quantitative factors including cash flow analysis. Prior to the Series B Amendment Effective Time, upon any conversion of Original Series B Preferred Stock in accordance with its terms, the Original Series B Preferred Stock would have converted based on the outstanding principal and accrued interest, and the average trading price of WMIH common stock over the 20 trading days prior to conversion, subject to a floor of $1.75 per share and a ceiling of $2.25 per share. Subsequent to the Series B Amendment Effective Time, the Series B Preferred Stock will convert into shares of WMIH common stock based on a fixed conversion price of $1.35 per share. As a result of the variability of the mandatory conversion provisions prior to the Series B Amendment Effective Time, the Company determined that the Original Series B Preferred Stock contained certain embedded derivative features. Management’s evaluation resulted in the conclusion that, prior to the Series B Effective Time, the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion feature as a derivative. A derivative liability results primarily when the Company average stock price (as defined in the Certificate of Incorporation) exceeds the conversion price, including the ceiling conversion price of $2.25, as defined by the Certificate of Incorporation. A derivative asset results when the Company’s average stock price is less than the conversion price, including the floor price of $1.75. The aggregate fair value of the embedded conversion feature was a liability of $66.2 million on the date of issuance of the Original Series B Preferred Stock. At December 31, 2017, the fair value of the embedded conversion feature was reclassified to equity due to its modification and therefore, the embedded conversion feature is no longer separately accounted for as of March 31, 2018 and December 31, 2017. At March 31, 2017, the fair value of the embedded conversion feature was an asset of $98.7 million. A change in the fair value of the embedded conversion feature constituted other income or expense, as the case may be, in the applicable reporting period.  Upon conversion or redemption of the Original Series B Preferred Stock, any asset or liability related to the embedded conversion feature would have been eliminated. Upon modification of the Original Series B Preferred Stock, specifically as a result of the elimination of the variable conversion feature, the embedded conversion feature is no longer required to be separately accounted for.  At December 31, 2017, the fair market value of the embedded conversion feature was determined to be $108.9 million, and this amount was reclassified to equity. During the three months ended March 31, 2018 the embedded conversion feature was no longer separately accounted for, and during the three months ended March 31, 2017, the fair value of the derivative liability increased by $18.0 million. This change in fair value is included as other income in the condensed consolidated statement of operations for the three months ended March 31, 2017.

On June 1, 2017, WMIH issued restricted stock grants to members of the Board totaling $0.4 million, of aggregate fair value.  The restricted shares noted above vest over a three-year period.

On May 15, 2015, WMIH issued restricted stock grants to our Chief Executive Officer, William C. Gallagher, and our President and Chief Operating Officer, Thomas L. Fairfield, in conjunction with employment agreements totaling $9.8 million of aggregate fair value (the “Exec Grants”) based on the $2.76 trading price of WMIH shares at the close of business on the date issued. The number of shares of WMIH common stock granted in connection with this award was determined by dividing $4.0 million by $2.25 per share of WMIH common stock (i.e., the assumed conversion price specified in the Exec Grants executed on the grant date); provided however, pursuant to the terms of the employment agreements, if the final conversion price of the Series B Preferred Stock (the “Series B Conversion Price”) is lower than $2.25 per share, WMIH is required to grant additional shares to Mr. Gallagher and Mr. Fairfield so that the total award will be equal to the amount of shares that would have been granted if the assumed conversion price had been equal to the final Series B Conversion Price (subject to a minimum price of $1.75 per share).  Accordingly, WMIH will be required to issue an additional 507,936 restricted shares to each of Mr. Gallagher and Mr. Fairfield (1,015,872 total shares) if the Merger is consummated, based on the final Series B Conversion Price of $1.35 and the minimum grant price of $1.75. The Exec Grants will vest in full and will be recognized as compensation expense upon the consummation of a Qualified Acquisition, subject to the executives’ continued employment with the Company until such time. The foregoing description of the restricted stock agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Gallagher Restricted Stock Agreement and the Fairfield Restricted Stock Agreement (collectively, the “Executive Agreements”), which were filed as Exhibit 10.3 and Exhibit 10.5, respectively, of Form 8-K12G3 filed on May 13, 2015 and incorporated herein by reference. On March 9, 2018, WMIH entered into the Amendment of the Gallagher employment agreement (as defined below) (which we refer to as the “Gallagher Amendment”) and the Amendment of the Fairfield employment agreement (as defined below) (which we refer to as the “Fairfield Amendment” and, together with the Gallagher Amendment, which we refer to as the “Employment Amendments”). The Employment Amendments, which were approved by the Board and its compensation committee, amend each of the Gallagher employment agreement and the Fairfield employment agreement, by extending the terms of each of Mr. Gallagher’s and Mr. Fairfield’s employment with WMIH until the earlier of (a) the closing date of the Merger or (b) the termination of the Merger Agreement. Except as modified by the Amendments, all other terms and conditions of each of the Gallagher employment agreement and Fairfield employment agreement remain in full force and effect. The Employment Amendments were filed as Exhibit 10.1 and Exhibit 10.2, respectively, of Form 8-K filed on March 9, 2018 and incorporated herein by reference. The fair market value of the Exec Grants as of March 31, 2018 approximates $5.0 million as the stock price was $1.42 per share at the close of the market on March 31, 2018.  This excludes the 1,015,872 additional shares (the “Exec Additional Shares”) which will be issued upon consummation of the Nationstar Transaction, 507,936 additional shares each to both Mr. Gallagher and Mr. Fairfield.

The total unamortized value related to the unvested restricted share grants totals $5.5 million and $3.5 million at March 31, 2018 and December 31, 2017, respectively.

The unamortized value of $5.5 million at March 31, 2018, if all are ultimately vested, would be amortized according to the following schedule.  The fair value of the Exec Grants will vest and be recognized on the date of the consummation of a Qualified Acquisition.  Additionally, the Exec Additional Shares would be issued and immediately vest on the date of the consummation of a Qualified Acquisition.

Amortization Schedule (in thousands)	March 31, 2018 unamortized dollar value
2nd quarter 2018	$71
3rd quarter 2018	71
4th quarter 2018	71
1st quarter 2019	66
2nd quarter 2019	36
3rd quarter 2019	36
4th quarter 2019	36
1st quarter 2020	31
Unamortized fair-value - subject to vesting schedule	418
Unamortized fair-value - event dependent	5,049
Total unamortized dollar value	$5,467

Net equity-based compensation totaled $0.1 million and $0.1 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The restricted stock awards were issued at the fair market value determined to be the trading price at the close of business on the respective date the awards were granted.

A summary of WMIH’s restricted stock award activity for the three months ended March 31, 2018 and year ended December 31, 2017 is presented below:

	Number of restricted stock awards outstanding	Weighted-average grant date fair value	Aggregate fair value (in thousands)
Outstanding—January 1, 2017	6,380,800	2.1306	13,595
Restricted stock awards granted during 2017	333,332	1.2000	400
Outstanding—December 31, 2017	6,714,132	2.0844	13,995
Restricted stock awards granted during 2018	—	—	—
Outstanding—March 31, 2018	6,714,132	$2.0844	$13,995

WMIH has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 3,834,512 on March 31, 2018 and 4,053,640 on December 31, 2017. The Exec Grants vest upon future events, and are not time specific, therefore, they are listed as event dependent.  The shares subject to repurchase at March 31, 2018 will vest, assuming circumstances remain unchanged, according to the following schedule:

Vesting schedule of shares subject to repurchase	March 31, 2018 unvested shares
1st quarter 2019	167,848
2nd quarter 2019	—
3rd quarter 2019	—
4th quarter 2019	—
1st quarter 2020	111,108
Total unvested shares - subject to vesting schedule	278,956
Unvested shares - event dependent	3,555,556
Total unvested shares	3,834,512

Pursuant to a restricted stock agreement, WMIH has the right, but not the obligation, to repurchase any unvested (but issued) shares of WMIH’s common stock at $0.00001 per share upon the termination of service in the case of a director, or in the case of the Exec Grants, if the Series B Preferred Stock are redeemed or as a result of certain circumstances as defined by the terms of the Exec Grants.

A summary of WMIH’s restricted shares issued and subject to repurchase as of March 31, 2018 and December 31, 2017 is presented below:

Vesting schedule of shares subject to repurchase	Unvested shares
Shares subject to repurchase—January 1, 2017	4,039,591
Shares issued subject to vesting during 2017	333,332
Shares vested during 2017	(319,283)
Shares subject to repurchase—December 31, 2017	4,053,640
Shares issued subject to vesting during 2018	—
Shares vested during 2018	(219,128)
Shares subject to repurchase—March 31, 2018	3,834,512

On June 1, 2017, WMIH issued 333,332 restricted stock grants to members of the Board totaling $0.4 million of aggregate fair value.  The share price was determined based on the closing sales price of $1.20 on the date of the award.

As of March 31, 2018 and December 31, 2017, 206,714,132 shares of WMIH’s common stock, 1,000,000 shares of the Series A Preferred Stock, 600,000 shares of the Series B Preferred Stock, and 61,400,000 warrants to purchase WMIH’s common stock, were issued and outstanding.

See Note 12: Net Income Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of March 31, 2018, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $12.7 million and $13.1 million as of March 31, 2018 and December 31, 2017, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by trust agreements, and the requirement that the Insurance Division of the State of Hawaii must approve dividends from WMMRC.

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

The dilutive effect of outstanding warrants and restricted stock subject to repurchase is reflected in diluted earnings per share by application of the treasury stock method. There would be no dilutive effects from any equity instruments for periods presented reflecting a net loss, therefore diluted net loss per share would be the same as basic net loss per share for periods that reflect a net loss attributable to common stockholders. Certain unvested restricted shares and convertible preferred stock are excluded from the calculation of diluted earnings per share until the non-market based contingency occurs.

The following table presents the calculation of basic net (loss) income per share for periods presented:

(in thousands, except per share data):

	Three months ended March 31, 2018	Three months ended March 31, 2017
Numerator for basic net (loss) income per share:
Net (loss) income	$(5,583)	$17,789
Less: Series B preferred stock dividends	(200)	(4,500)
Less: undistributed earnings attributed to participating securities (basic calculation)	—	(8,445)
Basic net (loss) income attributable to common stockholders	$(5,783)	$4,844
Denominator for basic net (loss) income per share:
Weighted-average shares outstanding	206,714,132	206,380,800
Weighted-average unvested restricted shares outstanding	(4,021,988)	(3,956,831)
Denominator for basic net (loss) income per share	202,692,144	202,423,969
Basic net (loss) income per share attributable to common stockholders	$(0.03)	$0.02

The following table presents the calculation of diluted net (loss) income per share for periods presented:

(in thousands, except per share data):

	Three months ended March 31, 2018	Three months ended March 31, 2017
Numerator for diluted net (loss) income per share:
Net (loss) income	$(5,583)	$17,789
Less: Series B preferred stock dividends	(200)	(4,500)
Less: undistributed earnings attributed to participating securities (diluted calculation)	—	(8,428)
Diluted net (loss) income attributable to common stockholders	$(5,783)	$4,861
Denominator for diluted net (loss) income per share:
Weighted-average shares outstanding	206,714,132	206,380,800
Weighted-average unvested restricted shares outstanding	(4,021,988)	(3,956,831)
Effect of dilutive potential shares	—	11,199,990
Denominator for diluted net (loss) income per share	202,692,144	213,623,959
Diluted net (loss) income per share attributable to common stockholders	$(0.03)	$0.02

The following table summarizes shares subject to exercise or vesting conditions as more fully described in Note 9: Capital Stock and Derivative Instruments.  These shares could potentially be dilutive in future periods if we realize net income attributable to common and participating stockholders and the contingent or unvested stock is converted to WMIH common stock.  The cash payment of $84.4 million, which would be received upon exercise of the warrants, has not been considered as an offset to the dilutive shares under warrants outstanding below. The Warrant Exchange, which is conditioned upon the closing of the Merger and which would reduce the number of warrants received from 61,400,000 shares to 21,197,619 shares, is not reflected below.

	Potential dilution to common
	Minimum shares	Maximum shares
Restricted shares subject to vesting	3,834,512	3,834,512
Series A Preferred Stock	10,065,629	10,065,629
Warrants outstanding	61,400,000	61,400,000
Maximum number of restricted shares to be issued if Nationstar Transaction is consummated	—	1,015,872
Series B Preferred Stock ($1.35 conversion)	444,444,444	444,444,444
Potential common shares issued to satisfy Series B Preferred Stock dividends (full term)	—	64,285,714
Potential common shares issued to satisfy Series B Preferred Stock acquisition conversion payment	—	11,428,572
Potential dilutive shares if converted to common	519,744,585	596,474,743

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

The financial instrument that was measured at fair value on a recurring basis was determined to no longer require bifurcation as of December 31, 2017, and therefore is no longer separately accounted for.

The following table shows the change in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018 and the year ended December 31, 2017:

Derivative asset embedded conversion feature (in thousands)
Balance, January 1, 2017	$80,651
Gain on change in fair value	28,242
Reclassification of derivative asset to equity	(108,893)
Balance, December 31, 2017 and March 31, 2018	$—

On January 5, 2015, WMIH raised $600.0 million of capital (less transaction costs) through the issuance of 600,000 shares of Original Series B Preferred Stock. The shares carry a liquidation preference of $1,000 per share, equal to the purchase price. In addition, they have a mandatory redemption right three years from the issuance date at a price equal to the initial investment amount, and initially accrued dividends at 3% per annum.  The Original Series B Preferred Stock was amended on December 8, 2017 and this amendment became effective on January 5, 2018. As a result of this amendment which is detailed in Note 9: Capital Stock and Derivative Instruments, dividends earned subsequent to the Series B Amendment Effective Time are payable in common stock accrued at the rate of 5% per annum.

The purpose of the capital raise was principally to pursue strategic acquisitions of operating companies that fit the Company’s desired business model, such as the Nationstar Transaction, with the proceeds of the capital raise, and should it occur during the term of the Series B Preferred Stock, there is a mandatory conversion of these shares into common stock of WMIH. Mandatory conversion (prior to the Series B Amendment Effective Time) occurred at a price that was the lesser of:

i)	$2.25 per share of WMIH common stock; and
ii)

the arithmetic average of daily volume weighted-average prices of WMIH’s common stock during the 20 trading day period ending on the trading day immediately preceding the public announcement by WMIH of its entry into a definitive agreement for such acquisition, subject to a floor of $1.75 per share of WMIH common stock.

Subsequent to the Series B Amendment Effective Time, if there is a mandatory conversion of these shares into common stock of WMIH, the shares convert at a rate of $1.35 per share of WMIH’s common stock.

We used a binomial lattice option pricing model to value the embedded conversion feature that was subject to fair value liability accounting. The key inputs which we utilized in the determination of the fair value as of the reporting date included our stock price as well as assumptions regarding a number of complex and subjective variables. These variables included, but were not limited to, expected stock price volatility over the term of the convertible preferred securities, and risk-free interest rate. In addition, the model required the input of an expected probability of occurrence, and the timing of a Qualified Acquisition which initiates the mandatory conversion. The fair value of the embedded conversion feature was revalued each reportable balance sheet date utilizing our model computations with the decrease or increase in fair value being reported in the condensed consolidated statements of operations as gain or (loss) on change in fair value of derivative embedded conversion feature, respectively. The primary factors affecting the fair value of the embedded conversion feature liability were the probability of occurrence and timing of a Qualified Acquisition, our stock price and our stock price volatility. In addition, the use of a model requires the input of subjective assumptions, and changes to these assumptions could provide differing results.  As a result of the amendment of the terms of the Series B Preferred Stock’s conversion price the derivative embedded conversion feature was adjusted to its fair value at December 31, 2017. The variance from the fair value at December 31, 2016, $28.2 million was recorded as other income and the fair market value as of December 31, 2017, $108.9 million was transferred to equity. The embedded conversion feature, subsequent to the Series B Amendment Effective Time, will not be considered a derivative, primarily due to the elimination of the variance in the conversion price and the determination that the conversion feature is indexed to WMIH’s common stock, and therefore, will not be revalued in future periods.

Note 14: Subsequent Events

On May 8, 2018, a purported class action lawsuit, styled as Franchi v. Nationstar Mortgage Holdings Inc., et al., Case No. 3:18-cv-01170-B, was filed in the United States District Court for the Northern District of Texas naming Nationstar, WMIH, Wand Merger Corporation and the individual members of the Nationstar board of directors as defendants.  The complaint alleges that the defendants violated the Exchange Act by disseminating a false and misleading registration statement. The lawsuit seeks a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the Merger, rescinding the Merger to the extent already implemented, directing the defendants to disseminate a registration statement that does not contain any untrue statement of material fact, declaring the defendants violated the Exchange Act, and awarding plaintiffs costs and attorneys’ fees.  The defendants believe this lawsuit is without merit and intend to vigorously defend against it.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes, included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the three months ended March 31, 2018 and 2017 and our financial condition as of March 31, 2018 and December 31, 2017 (dollars in thousands, except share and per share data and as otherwise indicated).

References as used herein, unless the context requires otherwise, to (i) the “Company,” “we,” “us,” or “our” refer to WMIH Corp. (formerly WMI Holdings Corp.) and its subsidiaries on a consolidated basis; (ii) “WMIH” refers only to WMIH Corp., without regard to its subsidiaries; (iii) “WMIHC” refers only to WMI Holdings Corp., without regard to its subsidiaries; (iv) “WMMRC” refers to WM Mortgage Reinsurance Company, Inc. (a wholly-owned subsidiary of WMIH); (v) “WMIIC” refers to WMI Investment Corp. (formerly a wholly-owned subsidiary of WMIH); and (vi) “Merger Sub” means Wand Merger Corporation (a wholly-owned subsidiary of WMIH).

FORWARD-LOOKING STATEMENTS AND INFORMATION

This quarterly report includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this report that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks are identified and discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 under Risk Factors in Part I, Item 1A. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law. Therefore, you should not rely on these statements being current as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

OVERVIEW

Our Business Strategy and Operating Environment

WMIH Corp. (“WMIH”) is a corporation duly organized and existing under the laws of the State of Delaware.  On May 11, 2015, WMIH merged with its parent corporation, WMI Holdings Corp., a Washington corporation (“WMIHC”), with WMIH as the surviving corporation in the Merger (as defined below).  The transaction occurred as part of the reincorporation of WMIHC from the State of Washington to the State of Delaware effective May 11, 2015 (the “Reincorporation Date”).

WMIH, formerly known as WMIHC and Washington Mutual, Inc. (“WMI”), is the direct parent of WM Mortgage Reinsurance Company, Inc. (“WMMRC”) and, until its dissolution on January 18, 2017, WMI Investment Corp. (“WMIIC”), which had no operations, assets or liabilities since we emerged from bankruptcy.  Since emergence from bankruptcy on March 19, 2012 (the “Effective Date”), we have had limited operations other than WMMRC’s legacy reinsurance business, which is being operated in runoff mode. Our primary strategic objective is to consummate one or more acquisitions of an operating business, either through a merger, purchase, business combination or other form of acquisition, and grow our business.

We have sought to identify and evaluate acquisition opportunities of varying sizes across an array of industries for the purpose of facilitating an acquisition by WMIH of one or more operating businesses. WMIH has worked with our strategic partner, an affiliate of KKR & Co. LP, to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities. During the three months ended March 31, 2018 and the year ended December 31, 2017, through the date of announcing the Merger, we focused primarily on acquisition targets in the financial services industry, including companies with consumer finance, commercial finance, specialty finance, leasing and insurance operations.

On February 12, 2018, WMIH, Nationstar Mortgage Holdings Inc., a Delaware corporation that is currently listed on the New York Stock Exchange under the ticker symbol “NSM” (“Nationstar”), and Wand Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of WMIH (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Nationstar (the “Nationstar Transaction” or the “Merger”), with Nationstar continuing as the surviving corporation and a wholly-owned subsidiary of WMIH. The Merger has been unanimously approved by the boards of directors of WMIH and Nationstar. The Merger is expected to close in the second half of 2018.

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

All of WMMRC’s reinsurance agreements are on an excess of loss basis, except for a reinsurance treaty with Genworth Mortgage Insurance Corporation during 2007, which is reinsured on a 50% quota share basis. Pursuant to the excess of loss reinsurance treaties, WMMRC reinsures a second loss layer which ranges from 5% to 10% of the risk in force in excess of the primary mortgage insurer’s first loss percentages which range from 4% to 5%. Each calendar year, or book year, is treated separately from other years when calculating losses. In return for accepting a portion of the risk, WMMRC receives, net of ceding commission, a percentage of the premium that ranges from 25% to 40%.

WMMRC previously commuted four reinsurance agreements, and the related trust assets were distributed in accordance with the terms of the commutation agreements.  As of December 31, 2017, WMMRC had three remaining reinsurance agreements.  On February 2, 2018, the reinsurance agreement between WMMRC and Republic Mortgage Insurance Company was terminated in accordance with its terms. On February 13, 2018, the aggregate excess of loss reinsurance agreement between WMMRC and Genworth Mortgage Insurance Corporation was terminated in accordance with the provisions of the agreement. The underlying trust and the related quota share agreement remain in place. We also have a reinsurance agreement with Mortgage Guaranty Insurance Corp. We may seek opportunities to extract excess capital through commutation of one or more of WMMRC’s remaining reinsurance agreements or otherwise, with a view toward accelerating the distribution of trust assets in excess of the amounts needed to pay claims.

Our Financial Information

The financial information in this Quarterly Report on Form 10-Q has been derived from our condensed consolidated financial statements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe that the critical accounting policies set forth in the accompanying condensed consolidated financial statements describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. These accounting policies pertain to premium revenues and risk transfer, valuation of investments, loss and loss adjustment expense reserves, our values under fresh start accounting, the loss contract reserve and the valuation of the derivative instrument relating to the embedded conversion feature of WMIH’s 3% Series B Convertible Preferred Stock (the “Original Series B Preferred Stock”), which, pursuant to an amendment (the “Series B Amendment”) that became automatically effective at 12:00 a.m., New York City time, on January 5, 2018, have been exchanged into WMIH’s 5.00% Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which amendment resulted in the elimination of the embedded conversion feature of the Series B Preferred Stock. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material effect on our results of operations and financial condition.

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

Overview of Revenues and Expenses

Because WMIH has no current significant operations of its own, its cash flow is derived almost entirely from earnings on its investment portfolio, and payments it receives from, and dividends paid by, WMMRC. All dividends received by WMIH from WMMRC that constituted Runoff Proceeds, historically, were required to be paid to holders of WMIH’s Second Lien Notes in accordance with the terms of the Second Lien Indenture as described below in this Item 2 under “Redeemed Notes.”  As of September 29, 2017, the Second Lien Notes were fully redeemed by the Company and the Second Lien Indenture was satisfied and discharged. As a result, future distributions from WMMRC to WMIH will be available for general corporate purposes.

WMMRC’s revenues consist primarily of the following:

•	net premiums earned on reinsurance contracts; and
•	net investment income on WMMRC’s investment portfolio.

WMMRC’s expenses consist primarily of the following:

•	underwriting expenses;
•	general and administrative expenses; and
•	net impact from loss reserves (and corresponding releases from or additions to the reserve).
•

Results of Operations for the three months ended March 31, 2018 and March 31, 2017

For the three months ended March 31, 2018, and 2017 we reported net operating losses of $5.6 million, and $0.2 million, respectively. The components that gave rise to net operating losses for the three months ended March 31, 2018 and 2017 are summarized in the tables below under the Net (Loss) Income section.  The most significant variances between the comparative three month periods ended March 31, 2018 and 2017 include (i) increased revenue of approximately $0.6 million primarily due to higher net investment income, (ii) an increase in general and administrative expense of $5.7 million due primarily to Merger related costs, (iii) reduced interest expense of $0.6 million due to the repayment in full of the Runoff Notes, (iv) a net decrease in underwriting expense of $0.1 million and (v) a reduction of the net benefit from loss contract reserve of $0.9 million when comparing the three months ended March 31, 2018 to the three months ended March 31, 2017.

For the three months ended March 31, 2018, we reported a net loss attributable to common and participating stockholders of $5.8 million compared to net income attributable to common and participating stockholders of $13.3 million for the three months ended March 31, 2017. This $19.1 million change is primarily the result of the change in fair value of an embedded derivative in the quarter ended March 31, 2017.  This gain on the embedded derivative was recorded during the three months ended March 31, 2017 as a result of the variable conversion feature in our Original Series B Preferred Stock and the change in fair value was reflected as the other income or expense item “change in fair value of derivative embedded conversion feature.” The conversion price was fixed at $1.35 when the Series B Preferred Stock was amended and extended effective January 5, 2018 which eliminated the derivative accounting requirements for this instrument. As a result, there was no other income or expense for the three months ended March 31, 2018, compared to other income of $18.0 million for the three months ended March 31, 2017. This item was solely attributable to a change in fair value of the derivative embedded conversion feature and was a non-cash item. Prior to the Series B Amendment, fluctuations in the price of WMIH’s common stock directly impacted the fair value of the derivative instrument. The fair value of this derivative instrument was analyzed in each reporting period and any change in fair value of the embedded conversion feature impacted other income or expense, as the case may be, in the applicable reporting period. In the future, as a result of the Series B Amendment, there will be no change to the fair value of this derivative instrument as, due to modification, it was determined to no longer exist and was reclassified to equity. For additional details on the derivative-embedded conversion feature, see Note 9: Capital Stock and Derivative Instruments and Note 13: Fair Value Measurement to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition to this change, several other items had an impact on increased losses for the three months ended March 31, 2018 compared to net income attributable to common and participating stockholders for the period ended March 31, 2017. These items include increased net investment income and decreased interest expense. Our revenues increased primarily due to improved earnings on our investment portfolio including the restricted cash equivalents. Interest expense decreased as a result of the total redemption of our Runoff Notes, as discussed further below.  The decrease in the loss contract reserve was $0.9 million less in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, resulting in an increased loss.  Underwriting expenses were lower on a comparative basis, primarily due to smaller increases in premium deficiency reserves in the three months ended March 31, 2018 as compared to increases in premium deficiency reserves during the three months ended March 31, 2017 as further described below in this Item 2 of Part I, under “Losses or Benefits Incurred and Losses and Loss Adjustment Expenses.”

The total revenue for the three months ended March 31, 2018 was $2.2 million, compared to revenue of $1.6 million for the three months ended March 31, 2017. The increase in revenue is attributable to higher short term interest rates and the resulting improved earnings on our investment portfolio, however, WMMRC continues to experience decreasing premium revenue due to operating in runoff mode and we expect this trend in decreasing premium revenue to continue.

Underwriting expenses (defined as losses and loss adjustment expenses and ceding commission expenses) decreased by $0.1 million resulting in a $62.0 thousand expense for the three months ended March 31, 2018 compared to an expense of $144.0 thousand for the three months ended March 31, 2017. These changes in expense are related to the operation of WMMRC in runoff mode and the corresponding decrease in revenues and the change in premium deficiency reserves as further described below in this Item 2 of Part I under “Losses or Benefits Incurred and Losses and Loss Adjustment Expenses.” As more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, due to the current condition of the mortgage insurance market, WMMRC has recorded reserves based on ceded case reserves and incurred but not recorded (“IBNR”) loss levels established and reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its estimate of aggregate liability for unpaid losses and loss adjustment expenses as of March 31, 2018 represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of March 31, 2018 and December 31, 2017 the loss contract reserve was analyzed and determined to have a value of zero and the value is expected to remain at zero.  The value of the loss contract reserve remained unchanged during the three months ended March 31, 2018 and it decreased by $0.9 million during the three months ended March 31, 2017. Consequently, there was a related reduction of expenses due to the change in value of the loss contract reserve for the three months ended March 31, 2017.  The loss contract reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization. The loss contract reserve decrease during the three months ended March 31, 2017 is attributed primarily to changes in the expected timing of assets being released from trust accounts held at WMMRC.

For the three months ended March 31, 2018, our investment portfolio reported net investment income of $2.2 million as compared to net investment income of $1.2 million for the three months ended March 31, 2017. The increase in investment income is primarily the result of higher short-term interest rates during 2018 compared to 2017. The components of the investment income are more fully described below in this Item 2 of Part I, under “Net Investment Income.”

General and Administrative Expenses

For the three months ended March 31, 2018 our general and administrative expenses totaled $7.7 million compared to $2.0 million for the three months ended March 31, 2017. General and administrative expenses increased due to costs incurred primarily in connection with the Nationstar Transaction, including professional fees and costs related to various SEC and regulatory filings required by the Nationstar Transaction.

Interest Expense

For the three months ended March 31, 2018, we incurred no interest expense, compared to $0.6 million of interest expense incurred during the three months ended March 31, 2017, all of which related to the Second Lien Notes, which are further described below in this Item 2 of Part I, under “Redeemed Notes.” The First Lien Notes were fully redeemed on April 15, 2015, and the Second Lien Notes were fully redeemed on September 29, 2017. The Indentures pertaining to these Notes were satisfied and discharged.

Gain (Loss) on Change in Fair Value of Derivative

Prior to the Series B Amendment and extension of the redemption date of the Series B Preferred Stock, the fair value of the derivative embedded conversion feature was revalued each reportable balance sheet date with the decrease or increase, as the case may be, in fair value being reported in the condensed consolidated statements of operations as gain or (loss) on change in fair value of derivative embedded conversion feature, respectively. The primary factors affecting the fair value of the embedded conversion feature were the probability of a Qualified Acquisition occurring and the timing related thereto; our stock price; and our stock price volatility. As of and for the year ended December 31, 2017, the fair value of the derivative asset decreased by a total of $80.7 million due to a reclassification of the final December 31, 2017 fair market value of $108.9 million to equity, due to its modification, and the fair market value change of $28.2 million being recorded as other income. The fair market value of the embedded derivative liability on January 5, 2015, the date the Original Series B Preferred Stock was issued, totaled $66.2 million.  This amount reduced the carrying value of the Original Series B Preferred Stock and continues to reduce the recorded value of the Series B Preferred Stock.

During the three months ended March 31, 2018, there was no impact from the embedded derivative, since the embedded derivative no longer required bifurcation, due to the modification of Original Series B Preferred Stock.  During the three months ended March 31, 2017, the fair value of the derivative asset increased by $18.0 million resulting in the recognition of a gain on change in fair value of derivative embedded conversion feature.

Net (Loss) Income

We reported a net operating loss for the three months ended March 31, 2018 totaling $5.6 million compared to a net operating loss of $0.2 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, we reported a net loss attributable to common and participating stockholders of $5.8 million compared to net income attributable to common and participating stockholders of $13.3 million for the three months ended March 31, 2017.

The primary factors impacting the change in net operating loss and the change in net (loss) income attributable to common and participating stockholders for the three months ended March 31, 2018 compared to the results for the three months ended March 31, 2017, are summarized in the tables below.

Three months ended March 31, 2018 versus three months ended March 31, 2017 summary of change in net operating (loss) and net income (loss) attributable to common and participating stockholders (in thousands):

	Three months ended March 31, 2018	Three months ended March 31, 2017	Percentage change favorable (unfavorable)	Dollar value change favorable (unfavorable)
Net revenues	$2,193	$1,610	36%	$583
Underwriting expense (net)	62	144	57%	82
General and administrative expenses	7,714	2,012	(283%)	(5,702)
Loss contract reserve reduction	—	(916)	(100%)	(916)
Interest expense	—	610	100%	610
Net operating (loss)	(5,583)	(240)	(2,226%)	(5,343)
Gain on change in value of derivative embedded conversion feature	—	18,029	(100%)	(18,029)
Redeemable convertible series B preferred stock dividends	(200)	(4,500)	96%	4,300
Net (loss) income attributable to common and participating stockholders	$(5,783)	$13,289	(144%)	$(19,072)

Comprehensive Income

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

Net Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Premiums (released) assumed	$(16)	$205
Change in unearned premiums	39	225
Premiums earned	$23	$430

For the three months ended March 31, 2018, premiums earned totaled $23 thousand, a decrease of $407 thousand when compared to premiums earned of $430 thousand for the three months ended March 31, 2017. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR losses, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the three months ended March 31, 2018 and 2017, respectively, are provided in the following table:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Losses and loss adjustment expense	$62	$94

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

For the three months ended March 31, 2018, the loss ratio was 270%, compared to a loss ratio of 22% for the three months ended March 31, 2017. The loss or benefit ratio is calculated by dividing incurred benefit or losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. Loss reinsurance contracts (which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Beginning in 2013, a majority of WMMRC’s reinsurance arrangements for the 2006 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
Case-basis reserves	$12	$151
IBNR reserves	1	1
Premium deficiency reserves	395	322
Total losses and loss adjustment reserves	$408	$474

Losses and loss adjustment reserve activity are as follows for the periods ended March 31, 2018 and December 31, 2017, respectively:

	Three months ended March 31, 2018	Year ended December 31, 2017
Balance at beginning of period	$474	$811
Incurred - prior periods	62	19
Paid or terminated - prior periods	(128)	(356)
Total losses and loss adjustment reserves	$408	$474

Net Investment Income

The increase in investment income during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is primarily the result of higher short-term interest rates during 2018 as compared to 2017. A summary of our net investment income for the three months ended March 31, 2018 and 2017, respectively, is as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(7)	$(31)
Investment income on fixed-maturity securities	17	178
Interest income on cash and cash equivalents	2,271	1,014
Realized net (loss) from sale of investments	(4)	(2)
Unrealized (loss) on cash equivalents held at period end	(105)	—
Unrealized (loss) gain on trading securities held at period end	(2)	21
Net investment income	$2,170	$1,180

Federal Income Taxes

The Company has no current tax expense or liability due as a result of its tax loss position for periods ended March 31, 2018, March 31, 2017 and December 31, 2017. More detailed information regarding the Company’s tax position including net operating loss (“NOL”) carry-forwards is provided in Note 5: Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017 and in Note 5: Income Taxes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying the current tax rate to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to mortgage insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the periods ended March 31, 2018 and December 31, 2017 associated with the Company’s tax liability from the current or preceding periods.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, recognition of unearned premiums, changes in value of loss contract reserves, embedded derivatives, net operating losses and unrealized gains and losses on investments.

We believe WMIH experienced an ownership change under Section 382 of the Code in connection with its bankruptcy plan becoming effective. Prior to emergence from bankruptcy, WMI abandoned the stock of Washington Mutual Bank, thereby generating a worthless stock deduction of approximately $8.37 billion, which gave rise to a NOL carry-forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry-forward at December 31, 2017 was approximately $6.0 billion and at March 31, 2018 we believe that there was no limit under Section 382 of the Code on the use of these NOLs. As of March 31, 2018 and December 31, 2017, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On December 22, 2017, the Tax Cuts and Jobs Act, which reforms U.S. Tax legislation and related laws, was signed into law. One of the provisions of the new tax law reduces the Company’s U.S. federal corporate income tax rate from 35% to 21%. Our deferred tax assets, although fully reserved, have been revalued at the lower rate as of December 31, 2017, resulting in a reduction of the deferred tax asset of $842.9 million and a corresponding change in the related valuation allowance. The Company continues to evaluate the impact of the new tax law on its financial condition and results of operations.

Investments

General

We hold investments at both WMIH and WMMRC and the two portfolios consist entirely of fixed income instruments, excluding funds in overnight money market funds, totaling $3.2 million and $3.7 million as of March 31, 2018 and December 31, 2017, respectively. The Company held $576.2 million and $578.9 million of restricted cash from the Series B Preferred Stock financing in its escrow account at March 31, 2018 and December 31, 2017, respectively.

The value of the consolidated Company’s total cash and investments decreased during the three months ended March 31, 2018. Cash and investments, which excludes restricted cash of $576.2 million and $578.9 million at March 31, 2018 and December 31, 2017, respectively, totaled $32.0 million and $34.6 million at March 31, 2018 and December 31, 2017, respectively. The primary factors that contributed to this decrease in investments were primarily related to payment of general and administrative costs related to the Merger.

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

During the three months ended March 31, 2018 and the year ended December 31, 2017, we transferred zero and $2.4 million, respectively, of corporate securities that mature within 12 months from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for additional information regarding our investment securities.

WMIH

WMIH’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income.  At March 31, 2018 and at December 31, 2017, WMIH held no investment securities. WMIH also had $19.1 million and $21.2 million in cash and cash equivalents at March 31, 2018 and December 31, 2017, respectively.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of operations. At March 31, 2018, approximately 9% of WMMRC’s cash and investments were held in two trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The total portfolio, excluding funds in overnight money market instruments, was valued at approximately $3.2 million and $3.7 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, 100% of the portfolio consisted of securities that will mature within the next 12 months. WMMRC also had $9.7 million in cash and cash equivalents at March 31, 2018.

Liquidity and Capital Resources

General

WMIH is organized as a holding company and has limited operations of its own. With respect to its own operations, WMIH’s continuing cash needs are limited to the payment of general and administrative expenses and costs related to possible acquisitions.

In addition, our primary business operations are conducted through our wholly-owned reinsurance subsidiary, WMMRC, which formerly underwrote risks associated with our mortgage reinsurance programs. WMMRC is being operated in runoff and has not written any new business since September 26, 2008. There are restrictions on WMMRC’s ability to pay dividends which are described in more detail below. WMIH does not currently expect to pay dividends on its common stock.

WMMRC may seek opportunities to commute one or more of its remaining reinsurance agreements, with a view toward accelerating the distribution of trust assets in excess of the amount needed to pay claims.  Any such distributions to WMIH would be available to WMIH for general corporate purposes.  There can be no assurance that any such commutations will be consummated, or if so, on what terms.

The repayment of $18.8 million of Second Lien Notes and the $18.0 million in cash dividends on our Series B Preferred Stock were our largest uses of cash during the year ended December 31, 2017. Our largest use of cash during the quarter ended March 31, 2018 was for general and administrative expenses, primarily related to the Nationstar Transaction. The Series B Amendment, effective January 5, 2018, eliminated the requirement to pay cash dividends on the Series B Preferred Stock. Additionally, principal and interest payments on the “Runoff Notes” described below in this Item 7 under “Redeemed Notes” will not be an ongoing use of cash as the Runoff Notes have been paid in full.

Subsequent to January 5, 2018, we are required (if and when declared by our Board) to pay cumulative regular dividends on the outstanding Series B Preferred Stock in common stock, at an annual rate of 5% of the liquidation preference of $1,000 per share. WMIH has declared and paid $1.0 million, $4.5 million, and $18.0 million of cash dividends on its Series B Preferred Stock during the three months ended March 31, 2018 and 2017 and the year ended December 31, 2017, respectively, and had accrued an additional $0.7 million and $0.8 million of cash dividends based on the 3% interest rate during the period ended March 31, 2017 and the year ended December 31, 2017, respectively.  There is no accrual for dividends at March 31, 2018 as the dividend, if declared and paid will be paid in common stock and the dividend cost would be offset by an increase in equity.  The $1.0 million cash dividend paid during 2018 relates to the period between December 15, 2017, the latest date cash dividends were paid in 2017, through January, 4, 2018, the final date for which cash dividends were payable under the Original Series B Preferred Stock.

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

If we do not consummate the Nationstar Transaction or another Qualified Acquisition, or take other actions to extend the redemption date applicable to, or to refinance or modify the terms of, the Series B Preferred Stock, then we are obligated to redeem any outstanding Series B Preferred Stock on October 5, 2019 (the “Series B Redemption Date”); provided, if prior to the Series B Redemption Date we have publicly announced that WMIH has entered into a definitive agreement for an Acquisition, the Series B Redemption Date will be extended to the earlier of April 5, 2020 and the day immediately following the date such definitive agreement is terminated or the date such Acquisition is closed. All or a portion of the Series B Preferred Stock automatically converts into WMIH common stock upon consummation of a Qualified Acquisition or an Acquisition, as the case may be. If an Acquisition occurs but a Qualified Acquisition does not occur, we are obligated to redeem any shares of the Series B Preferred Stock that have not converted into WMIH common stock and remain outstanding on the Series B Redemption Date.   If the Merger does not close by the Series B Redemption Date, by virtue of the execution and public announcement by WMIH of the Merger Agreement, the Series B Redemption Date will be extended to the earlier of April 5, 2020 and the day immediately following the date the Merger Agreement is terminated or the date the Merger is closed. The aggregate redemption price that is payable in cash, assuming all 600,000 shares remain outstanding, of all of the Series B Preferred Stock is $600.0 million.

In addition, we are required to offer to repurchase (if not previously converted) the Series B Preferred Stock upon a Change of Control (as such term is defined in Article VI of WMIH’s Amended and Restated Certificate of Incorporation (the “Existing Charter,” and, inclusive of the Series B Amendment, the “Amended Charter”).

In the event we are unable to consummate the Nationstar Transaction or another Qualified Acquisition prior to the Series B Redemption Date, including any extension thereof, the redemption or repurchase of the Series B Preferred Stock would substantially deplete our available cash for acquisitions and business operations and could have a material adverse effect on our financial condition and ability to continue business operations.  There can be no assurance that we will complete the Nationstar Transaction or an alternative Qualified Acquisition prior to the Series B Redemption Date including any extension thereof.

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

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIH as well as for WMMRC, its principal operating subsidiary. Funds held by WMMRC are not available to WMIH to satisfy its liquidity needs until any proposed dividend payment is approved by the Insurance Division of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIH’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments and fees paid to WMIH by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Division of the State of Hawaii. Additionally, WMIH also has approximately $576.2 million of restricted cash held in escrow, which was received by WMIH in connection with the Series B Preferred Stock financing. These funds are only available for Acquisitions and Qualified Acquisitions, including reasonable attorney fees and expenses, accounting expenses, due diligence, contractual payments such as termination fees and financial advisor fees and expenses. Because of the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is first used to pay reinsurance losses and loss adjustment expenses, ceding commissions, and general and administrative expenses. Excess cash, if any, is distributed to WMIH as a dividend upon approval of the WMMRC board of directors and the Insurance Division of the State of Hawaii.

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

WMMRC had net assets totaling $12.7 million and $13.1 million as of March 31, 2018 and December 31, 2017, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by the trust arrangements referenced above, and the requirement that the Insurance Division of the State of Hawaii must approve dividends from WMMRC to WMIH.

Capital Structure and Management

WMIH’s capital structure consists of stockholders’ equity, Original Series B Preferred Stock proceeds held in escrow which is classified as mezzanine (non-permanent equity), as of March 31, 2018.  We issued term debt of $130.0 million represented by the Runoff Notes on the Effective Date. The First Lien Notes were redeemed in their entirety on April 15, 2015 and the First Lien Indenture was satisfied and discharged on April 27, 2015.  The Second Lien Notes were redeemed in their entirety on September 29, 2017 and the Second Lien Indenture was satisfied and discharged on October 2, 2017

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. Upon reincorporation in Delaware on May 11, 2015, pursuant to the Amended Charter, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of March 31, 2018, 206,714,132 shares of WMIH’s common stock, 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and 600,000 shares of WMIH’s Series B Preferred Stock, were issued and outstanding.

On January 30, 2014, pursuant to an Investment Agreement, WMIH sold to KKR Fund Holdings L.P., (“KKR Fund”) 1,000,000 shares of Series A Preferred Stock for a purchase price of $11.1 million and warrants to purchase 61,400,000 shares of WMIH’s common stock, 30,700,000 of which have an exercise price of $1.32 per share and 30,700,000 of which have an exercise price of $1.43 per share. The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH. On February 12, 2018, pursuant to an amendment to the Letter Agreement, dated December 8, 2017, by and among WMIH, KKR Fund and KKR Wand Investors Corporation (“KKR Wand Investors”), KKR Fund contributed all of the Warrants and shares of Series A Preferred Stock held by it to KKR Wand Holdings Corporation (“KKR Wand Holdings”).  The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH, either at the option of the holder or automatically upon transfer by KKR Wand Holdings to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by Accounting Standards Codification 470 - Debt, a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit and an increase in additional paid in capital. Further, KKR Wand Holdings, as the holder of the Series A Preferred Stock and the warrants, has received other rights pursuant to the Investor Rights Agreement as more fully described in Note 9: Capital Stock and Derivative Instruments to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On January 5, 2015, WMIH announced that it had completed the Series B Preferred Stock financing of 600,000 shares of Original Series B Preferred Stock for aggregate gross proceeds of $600.0 million, pursuant to the Purchase Agreement with Citigroup Global Markets Inc. and KKR Capital Markets LLC (together the “Initial Purchasers”). In connection with the Series B Preferred Stock financing, WMIH entered into an Escrow Agreement (as amended, the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent, pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598.5 million representing the net proceeds of the Original Series B Preferred Stock financing less offering fees payable on January 5, 2015 but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds have been and will be released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to, among other things, explore and/or fund, in whole or in part, acquisitions, whether completed or not. The net proceeds will be released from escrow as instructed by WMIH as needed to consummate an Acquisition or Qualified Acquisition, including reasonable attorney fees and expenses, accounting expenses, due diligence, contractual payments such as termination fees and financial advisor fees and expenses.

In connection with the Series B Preferred Stock financing, WMIH filed with the Secretary of State of Washington Articles of Amendment of Articles of Incorporation (the “Articles of Amendment”) containing the Certificate of Designation creating the Original Series B Preferred Stock and designating the rights and preferences of the Original Series B Preferred Stock. Holders of shares of the Original Series B Preferred Stock were (prior to the Series B Amendment) entitled to receive, when, as and if declared, cumulative regular dividends at an annual rate of 3% per share of the liquidation preference of $1,000 per share of Original Series B Preferred Stock, payable in cash. Subsequent to the Series B Amendment, the holders of shares of the Series B Preferred Stock are entitled to receive, when, as and if declared, cumulative regular dividends at an annual rate of 5% per share of the liquidation preference of $1,000 per share of Series B Preferred Stock, payable in shares of common stock of WMIH. The number of shares issued will be calculated using the higher of market price of WMIH’s common shares on the date the dividend is declared, or the minimum dividend share price of $1.05. The Series B Amendment, in addition to providing for the regular stock dividends, also: (i) extended the Series B Redemption Date (as defined in the Existing Charter) from January 5, 2018 to October 5, 2019 (subject to a six-month extension in accordance with the terms of the Series B Amendment); (ii) amended the Conversion Price (as defined in the Existing Charter) relating to a Mandatory Conversion (as defined in the Existing Charter) of the Original Series B Preferred Stock to $1.35 per share of the Company’s common stock, par value $0.00001 per share; (iii) provided for a special distribution of 19.04762 shares of common stock per share of Series B Preferred Stock upon the closing of any Acquisition (as defined in the Amended Charter); and (iv) provided for a special stub dividend which was declared by the Board of Directors and paid in cash for dividends accruing on the Original Series B Preferred Stock payable in arrears for the period December 15, 2017 to January 4, 2018.

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

Unless the Series B Preferred Stock has been previously repurchased at the option of a holder upon the occurrence of certain put events or mandatorily converted, WMIH will be required to redeem all outstanding shares of Series B Preferred Stock, if any, on the Series B Redemption Date, which is October 5, 2019 (subject to a six-month extension in accordance with the terms of the Series B Amendment). The reincorporation of WMIH from the State of Washington to the State of Delaware resulted in the potential to increase the size of WMIH’s Board of Directors from 7 to up to 11 directors and increased WMIH’s authorized number of shares of common stock in an amount sufficient to permit the conversion of all shares of Series B Preferred Stock (collectively, the “Reincorporation”).

The foregoing transactions pertaining to the Series A Preferred Stock and Series B Preferred Stock are more fully described in Note 9: Capital Stock and Derivative Instruments to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

While WMIH is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Division of the State of Hawaii. As of March 31, 2018, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Division of the State of Hawaii. In addition, the Second Lien Indenture, prior to its discharge and release on September 29, 2017, imposed restrictions on WMMRC business activities. During the three months ended March 31, 2018 and the year ended December 31, 2017, WMMRC paid zero, and $20.8 million, respectively, in cash dividends to WMIH which, prior to discharge and satisfaction of the Second Lien Indenture on October 5, 2017, were deposited into the Collateral Account (as defined below) and were distributed in accordance with the Second Lien Indenture. Subsequent to October 5, 2017, distributions from WMMRC to WMIH were deposited directly into WMIH’s general cash accounts and are available for general corporate purposes.

In connection with our emergence from bankruptcy on the Effective Date, a “Disputed Equity Escrow” was created for the benefit of certain holders of disputed equity interests. Such Disputed Equity Escrow was created to hold shares of WMIH’s common stock (as well as any dividends, gains or income attributable in respect of such common stock) allocable, on a pro rata basis, to each holder of such disputed equity interest if and when such interest becomes an allowed equity interest in the bankruptcy. The liquidating trustee of the Trust, William Kosturos (the “Liquidating Trustee”), acts as escrow agent with respect to the Disputed Equity Escrow. As of March 31, 2018, 1,546,294 shares of WMIH’s common stock were held in the Disputed Equity Escrow. Until such time as all of WMIH’s common stock has been distributed from the Disputed Equity Escrow as a result of all disputed equity claims becoming allowed equity interests or all disputed equity claims being disallowed in the bankruptcy, the Liquidating Trustee is vested with the authority to exercise voting or consent rights with respect to such stock; provided, however, that the Liquidating Trustee is obligated to vote or consent, as the case may be, as to such stock in the same proportion as all other holders of WMIH’s common stock have voted or consented, in each case on an issue-by-issue basis. The Trust has no right to or entitlement in any shares of WMIH’s common stock held in the Disputed Equity Escrow. Additionally, WMIH does not have any right to, or interest in, any shares of its common stock held by the Disputed Equity Escrow.

Redeemed Notes

On the Effective Date, WMIH issued $110.0 million aggregate principal amount of its 13% Senior First Lien Notes due 2030 (the “First Lien Notes”) under an Indenture, dated as of March 19, 2012 (the “First Lien Indenture”), between WMIH and Wilmington Trust, National Association, as Trustee. In addition, WMIH issued $20.0 million aggregate principal amount of its 13% Senior Second Lien Notes due 2030 (the “Second Lien Notes” and, together with the First Lien Notes, the “Runoff Notes”) under an Indenture, dated as of March 19, 2012 (the “Second Lien Indenture” and, together with the First Lien Indenture, the “Indentures”), between WMIH and The Law Debenture Trust Company of New York, as Trustee. On January 5, 2017, we were notified by The Law Debenture Trust Company of New York that it had completed the transfer of substantially all of its corporate trust business to Delaware Trust Company, and that Delaware Trust Company had become the successor trustee under the Second Lien Indenture. The Runoff Notes were scheduled to mature on March 19, 2030 and accrued interest quarterly. The First Lien Notes were redeemed in their entirety on April 15, 2015, and the First Lien Indenture was satisfied and discharged on April 27, 2015. The Second Lien Notes were redeemed in their entirety on September 29, 2017, and the Second Lien Indenture was satisfied and discharged on October 2, 2017.

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

Total amounts incurred under the Investment Management Agreement and Administrative Services Agreement totaled $0.3 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. The expense and related income eliminate on consolidation.

On March 22, 2012, WMIH and the WMI Liquidating Trust (the “Trust”) entered into a Transition Services Agreement (the “TSA”). Pursuant to the TSA, the Trust makes available certain services and employees to the Company, including the services of our Chief Legal Officer and Secretary and our Controller. The TSA provides basic infrastructure and support services to facilitate the Company’s operations. The TSA as amended, extends the term of the agreement through September 30, 2018, with automatic renewals thereafter for successive additional three-month terms, subject to non-renewal at the end of any additional term upon written notice by either party at least 30 days prior to the expiration of the additional term.  On January 31, 2018, we amended the TSA to update the services provided by the Trust to WMIH and the rates charged for those services.

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

Based on elections of certain holders of claims in connection with our bankruptcy prior to the Effective Date, WMIH retained an economic interest in certain litigation proceeds, if any, recovered by the Trust, including those related to the D&O Litigation. During the years ended December 31, 2017, 2016 and 2015, WMIH had other income of $123 thousand, $123 thousand and $7.8 million, respectively, as a result of its receipt of its share of net litigation proceeds related to the D&O Litigation.  As of March 31, 2018, $1.5 million remained in the RSA Reserve.  Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of the litigation proceeds.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future. During the three months ended March 31, 2018, WMIH has not received any litigation proceeds from the Trust, other than as described above.

As a result of the Company’s reorganization in bankruptcy, an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract reserve totaling $63.1 million was recorded on the Effective Date. The reserve has been evaluated at each reporting date for changes to its value. As of both March 31, 2018 and December 31, 2017, the loss contract reserve was analyzed and determined to have a value of zero.  The value of this reserve remained unchanged and decreased by $0.9 million during the three months ended March 31, 2018 and 2017, respectively, and during periods with a change in value, resulted in corresponding decreases in expenses of the same amount. The value of this reserve has been reduced to zero, primarily due to the extraction of cash proceeds from WMMRC occurring earlier than initially projected and the elimination of the higher cost of capital associated with the Runoff Notes which have now been paid in their entirety. For additional information see Note 2: Significant Accounting Policies in Item 1 of Part I of this Quarterly Report on Form 10-Q.

As of January 30, 2014, pursuant to the terms and conditions of the Investment Agreement, WMIH sold to KKR Fund 1,000,000 shares of Series A Preferred Stock, having the terms, rights, obligations and preferences contained in the Amended Charter, for a purchase price equal to $11.1 million and issued to KKR Fund warrants to purchase, in the aggregate, 61.4 million shares of WMIH’s common stock, 30.7 million of which have an exercise price of $1.32 per share and 30.7 million of which have an exercise price of $1.43 per share (together, the “Warrants”). On February 12, 2018, in connection with the Merger Agreement, Wand Holdings and WMIH entered into a warrant exchange agreement, pursuant to which, conditioned and effective upon the effectiveness of the Merger, Wand Holdings has agreed to exchange the 61,400,000 WMIH warrants it holds for 21,197,619 shares of WMIH common stock.

On February 12, 2018, pursuant to an amendment to the Letter Agreement, dated December 8, 2017, by and among WMIH, KKR Fund and KKR Wand Investors, KKR Fund contributed all of the Warrants and shares of Series A Preferred Stock held by it to KKR Wand Holdings.  KKR Wand Holdings’ rights as a holder of the Series A Preferred Stock and the Warrants, and the rights of any subsequent holder that is an affiliate of KKR Fund (together with KKR Fund, the “Holders”) are governed by the Investor Rights Agreement. The Investor Rights Agreement provides the Holders with registration rights, including three long form demand registration rights, unlimited short form demand registration rights and customary piggyback registration rights with respect to WMIH’s common stock (and WMIH’s common stock underlying the Series A Preferred Stock and the Warrants), subject to certain minimum thresholds, customary blackout periods and lockups of 180 days. On July 1, 2015, WMIH filed a shelf registration statement (the “Initial Registration Statement”) covering resales of Original Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock.  On November 23, 2015, WMIH amended the Initial Registration Statement to cover WMIH’s common stock issuable upon conversion of the Series A Preferred Stock and shares of WMIH’s common stock issuable upon exercise of warrants issued in connection with the issuance of our Series A Preferred Stock currently outstanding (as amended, the “Registration Statement”). The Registration Statement was declared effective under the Securities Act on November 25, 2015. On January 26, 2018, WMIH amended the Registration Statement, by means of a post-effective amendment, to deregister the Original Series B Preferred Stock and WMIH’s common stock issuable upon mandatory conversion of the Series B Preferred Stock, and such post-effective amendment to the Registration Statement was declared effective under the Securities Act on January 29, 2018.

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

In conjunction with the Series B Preferred Stock financing, the Company is contractually committed to make certain fee payments if future events occur.  These fees are recorded and presented on our condensed consolidated balance sheets as other liabilities. At March 31, 2018, the total balance of $16.9 million of other liabilities is comprised of $8.3 million of accrued fees relating to the Series B Preferred Stock financing and an accrual for professional fees and recurring business expenses currently payable of approximately $8.6 million.

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

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2018, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of March 31, 2018, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

On May 8, 2018, a purported class action lawsuit, styled as Franchi v. Nationstar Mortgage Holdings Inc., et al., Case No. 3:18-cv-01170-B, was filed in the United States District Court for the Northern District of Texas naming Nationstar, WMIH, Wand Merger Corporation and the individual members of the Nationstar board of directors as defendants.  The complaint alleges that the defendants violated the Exchange Act by disseminating a false and misleading registration statement. The lawsuit seeks a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the Merger, rescinding the Merger to the extent already implemented, directing the defendants to disseminate a registration statement that does not contain any untrue statement of material fact, declaring the defendants violated the Exchange Act, and awarding plaintiffs costs and attorneys’ fees.  The defendants believe this lawsuit is without merit and intend to vigorously defend against it.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes in our risk factors from those disclosed in such Annual Report.

Item 6.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

2.1*	Agreement and Plan of Merger among Nationstar Mortgage Holdings Inc., WMIH Corp. and Wand Merger Corporation.	8-K	2.1	2/14/18
3.1	Amended and Restated Certificate of Incorporation of WMIH Corp.	8-K12G3	3.1	5/13/15

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of WMIH Corp.	8-K	3.1	12/11/17

3.3	Amended and Restated Bylaws of WMIH Corp.	8-K12G3	3.2	5/13/15
10.1	Amendment No. 4 To Transition Services Agreement, dated January 31, 2018, between WMIH Corp. and the WMI Liquidating Trust.	8-K	10.1	2/1/18
10.2	First Amendment, dated January 5, 2018, to that certain Registration Rights Agreement, dated January 5, 2015, among WMIH Corp., Citigroup Global Markets Inc., and KKR Capital Markets LLC.	8-K	10.1	1/5/18
10.3	Amendment No. 3 to Escrow Agreement, dated January 30, 2018, between WMIH Corp. and Citibank, N.A., as escrow agent.	10-K	10.25	3/2/18
10.4	Amendment to Letter Agreement, dated February 12, 2018, by and among WMIH Corp., KKR Fund Holdings L.P., KKR Wand Investors L.P.	10-K	10.27	3/2/18
10.5	Voting and Support Agreement, dated as of February 12, 2018, between WMIH Corp. and FIF HE Holdings LLC.	8-K	10.1	2/14/18
10.6	Letter Agreement, dated as of February 12, 2018 between WMIH Corp. and FIF HE Holdings LLC.	8-K	10.2	2/14/18
10.7	Registration Rights Agreement, dated as of February 12, 2018 among WMIH Corp. and FIF HE Holdings LLC and the other stockholders party from time to time thereto.	8-K	10.3	2/14/18
10.8	Warrant Exchange Agreement, dated as of February 12, 2018 between WMIH Corp. and KKR Wand Holdings Corporation.	8-K	10.4	2/14/18
10.9	Commitment Letter, dated as of February 12, 2018, among Wand Merger Corporation and Credit Suisse AG, Credit Suisse Securities (USA) LLC, Jefferies Finance LLC, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., HSBC Bank USA, National Association and HSBC Securities (USA) Inc.	8-K	10.5	2/14/18
10.10	Amendment to Employee Agreement, dated March 9, 2018, by and between WMIH and William Gallagher.	8-K	10.1	3/9/18
10.11	Amendment to Employee Agreement, dated March 9, 2018, by and between WMIH and Thomas L. Fairfield.	8-K	10.2	3/9/18
12.1	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends				X

Incorporated by reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

WMIH CORP.
(Registrant)
Dated: May 10, 2018	By:	/s/ William C. Gallagher
	Name:	William C. Gallagher
	Title:	Chief Executive Officer
Dated: May 10, 2018	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer