Form 10-Q
period 2018-06-30
WMIH CORP.
filed 2018-07-27
CIK 933136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.00001 par value	216,664,908
(Class)	(Outstanding at July 26, 2018)

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business and these statements are not guarantees of future performance. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “strategy,” “future,” “opportunity,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Some of these risks are identified and discussed under Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement, except as required by law.

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

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2018	December 31, 2017 (1)
ASSETS:
Investments held in trust:
Fixed-maturity securities	$—	$1,518
Cash equivalents held in trust	708	4,199
Total cash equivalents and investments held in trust	708	5,717
Cash and cash equivalents	29,058	26,709
Fixed-maturity securities	—	2,142
Restricted cash	575,779	578,936
Accrued investment income	48	59
Other assets	4,970	558
Total assets	$610,563	$614,121
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment reserves	273	474
Unearned premiums	—	39
Other liabilities	20,586	16,303
Total liabilities	20,859	16,816
Commitments and contingencies
Redeemable convertible series B preferred stock, $0.00001 par value; 600,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017; aggregate liquidation preference of $600,000,000 as of June 30, 2018 and December 31, 2017	503,713	503,713
Stockholders’ equity:
Convertible series A preferred stock, $0.00001 par value; 1,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017; aggregate liquidation preference of $10 as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value; 3,500,000,000 authorized; 216,664,908 and 206,714,132 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	13,150	39
Retained earnings	72,839	93,551
Total stockholders’ equity	85,991	93,592
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$610,563	$614,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) Balances derived from audited financial statements as of December 31, 2017.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts and share data)

(Unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Revenues:
Premiums earned	$18	$329	$41	$759
Net investment income	3,059	1,703	5,229	2,883
Total revenues	3,077	2,032	5,270	3,642
Operating expenses:
Losses and loss adjustment (benefit) expense	(135)	65	(73)	159
Ceding commission expense	—	43	—	93
General and administrative expense	5,208	1,786	12,922	3,798
Loss contract reserve reduction	—	(4,519)	—	(5,435)
Interest expense	—	599	—	1,209
Total operating expenses	5,073	(2,026)	12,849	(176)
Net operating (loss) income	(1,996)	4,058	(7,579)	3,818
Other expense:
Loss on change in fair value of derivative embedded conversion feature	—	25,382	—	7,353
Total other expense	—	25,382	—	7,353
Loss before income taxes	(1,996)	(21,324)	(7,579)	(3,535)
Income tax expense (benefit)	—	—	—	—
Net loss	(1,996)	(21,324)	(7,579)	(3,535)
Redeemable convertible series B preferred stock dividends	—	(4,500)	(200)	(9,000)
Net loss attributable to common and participating stockholders	$(1,996)	$(25,824)	$(7,779)	$(12,535)
Basic net loss per share attributable to common stockholders (Note 12)	$(0.01)	$(0.13)	$(0.04)	$(0.06)
Shares used in computing basic net loss per share	206,061,686	202,632,883	204,386,223	202,529,003
Diluted net loss per share attributable to common stockholders (Note 12)	$(0.01)	$(0.13)	$(0.04)	$(0.06)
Shares used in computing diluted net loss per share	206,061,686	202,632,883	204,386,223	202,529,003

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Series B Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders’ equity
Balance at January 1, 2017	600,000	$502,213	1,000,000	$—	206,380,800	$2	$108,415	$85,719	$194,136
Net income	—	—	—	—	—	—	—	25,882	25,882
Redeemable convertible series B preferred cash dividends	—	—	—	—	—	—	—	(18,050)	(18,050)
Reduction of accrued fees incurred relating to Series B preferred stock issuance	—	1,500	—	—	—	—	—	—	—
Reclassification of derivative asset	—	—	—	—	—	—	(108,893)	—	(108,893)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	333,332	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	517	—	517
Balance at December 31, 2017	600,000	503,713	1,000,000	—	206,714,132	2	39	93,551	93,592
Net loss	—	—	—	—	—	—	—	(7,579)	(7,579)
Redeemable convertible series B preferred cash dividends	—	—	—	—	—	—	—	(200)	(200)
Issuance of common stock under restricted stock compensation arrangement	—	—	—	—	298,508	—	—	—	—
Issuance of common stock as payment of Series B preferred stock dividends	—	—	—	—	9,652,268	—	12,933	(12,933)	—
Equity-based compensation	—	—	—	—	—	—	178	—	178
Balance at June 30, 2018	600,000	$503,713	1,000,000	$—	216,664,908	$2	$13,150	$72,839	$85,991

The accompanying notes are an integral part of the condensed consolidated financial statements.

WMIH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash flows from operating activities:
Net loss	$(7,579)	$(3,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium or discount on fixed maturity securities	13	76
Net realized (gain) loss on sale of investments	(2)	27
Unrealized gain on trading securities	(15)	(23)
Loss on derivative embedded conversion feature	—	7,353
Equity-based compensation	178	313
Changes in assets and liabilities:
Accrued investment income	11	19
Other assets	(4,412)	19
Cash equivalents held in trust	3,491	(5,327)
Losses and loss adjustment reserves	(201)	(123)
Losses payable	—	(53)
Unearned premiums	(39)	(235)
Accrued ceding commission expense	—	(9)
Accrued interest on notes payable	—	(5)
Loss contract reserve	—	(5,435)
Other liabilities	7,583	(533)
Total adjustments	6,607	(3,936)
Net cash used in operating activities	(972)	(7,471)
Cash flows from investing activities:
Purchase of investments	—	(19,974)
Proceeds from sales and maturities of investments	3,664	72,663
Net cash provided by investing activities	3,664	52,689
Cash flows from financing activities:
Fees incurred and paid relating to preferred stock issuance	(2,500)	—
Redeemable convertible series B preferred stock dividends	(1,000)	(9,000)
Notes payable – principal repayments	—	(548)
Net cash used in financing activities	(3,500)	(9,548)
(Decrease) increase in cash and cash equivalents	(808)	35,670
Cash, cash equivalents and restricted cash, beginning of period	605,645	575,838
Cash, cash equivalents and restricted cash, end of period	$604,837	$611,508
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$—	$1,214
Supplementary disclosure of non-cash investing and financing activities:
Value of common stock issued to satisfy series B dividends	$12,933	$—

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

On June 29, 2018, the stockholders of each of WMIH and Nationstar approved all proposals relating to the Merger.  The closing of the Merger is expected to occur on July 31, 2018 and remains subject to the satisfaction of certain closing conditions.

In connection with the Merger, on June 14, 2018, Nationstar Mortgage LLC and Nationstar Capital Corporation, both subsidiaries of Nationstar (the “Existing Note Issuers”), commenced solicitations of consents from holders of the Existing Note Issuers’ 6.500% Senior Notes due 2021 (the “Existing 2021 Notes”) and the Existing Note Issuers’ 6.500% Senior Notes due 2022 (the “Existing 2022 Notes” and, together with the Existing 2021 Notes, the “Existing Notes”) to approve amendments to the indentures governing each of the Existing 2021 Notes (the “Existing 2021 Notes Indenture”) and the Existing 2022 Notes (the “Existing 2022 Notes Indenture” and, together with the Existing 2021 Notes Indenture, the “Existing Indentures” and each, an “ Existing Indenture”) to modify (x) the definition of “Sponsor” in each Existing Indenture to include any of (i) Fortress Investment Group LLC and its Affiliates (as such term is defined in each Existing Indenture) (other than any portfolio company of any of the foregoing) and (ii) KKR and its affiliates, including WMIH and its affiliates (other than any portfolio company of any of the foregoing), and (y) the definition of “Change of Control” (as defined in each Existing Indenture) to provide that the Merger will not constitute a Change of Control under either Existing Indenture.

On June 21, 2018, upon receiving the requisite consents from holders of at least a majority of the outstanding aggregate principal amount of each of the Existing 2021 Notes and the Existing 2022 Notes, the Existing Notes Issuers and the guarantors party to each Existing Indenture executed a supplemental indenture with Wells Fargo Bank, National Association (the “Existing Notes Trustee”) to each of the Existing 2021 Notes Indenture and the Existing 2022 Notes Indenture to reflect the amendments. Pursuant to the terms of each supplemental indenture, the amendments to the applicable Existing Indenture became effective on June 21, 2018, but if the Merger is not consummated on or before November 12, 2018 (as such date may be extended pursuant to the Merger Agreement) or if the Merger Agreement is earlier terminated in accordance with its terms, each supplemental indenture provides that the definitions of “Change of Control” and “Sponsor” in the Existing 2021 Notes Indenture and the Existing 2022 Notes Indenture shall revert to the form in effect prior to June 21, 2018. The success of the consent solicitations with respect to the Existing Notes provides the parties the flexibility to continue their obligations under the Existing Notes Indentures following the Merger, without default or without otherwise triggering redemption obligations thereunder.

On June 29, 2018, Merger Sub entered into a Note Purchase Agreement with Credit Suisse Securities (USA) LLC, Jefferies LLC, Deutsche Bank Securities Inc., HSBC Securities (USA) Inc., Goldman Sachs & Co. LLC, KKR Capital Markets LLC and Morgan Stanley & Co. LLC pursuant to which Merger Sub issued $1,700,000,000 (the “Offering”) of  notes in two series, consisting of  $950,000,000 aggregate principal amount of 8.125% Notes due 2023 (the “2023 Notes”) and $750,000,000 aggregate principal amount of 9.125% Notes due 2026 (the “2026 Notes” and, together with the 2023 Notes, the “Notes”). Merger Sub sold the Notes to the initial purchasers in the Offering, which was exempt from the registration requirements of the Securities Act. The Notes were offered for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. On July 13, 2018 the previously announced Offering was consummated.

The proceeds from the Offering were deposited into escrow, and upon release in connection with the closing of the Nationstar Transaction, the proceeds from the Offering will be used, together with the issuance of WMIH’s common stock and WMIH’s cash and restricted cash on hand, to consummate the Nationstar Transaction and the refinancing of certain of Nationstar’s existing debt and to pay related fees and expenses or otherwise in accordance with the terms of the escrow agreement, dated as of July 13, 2018, among Merger Sub, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as escrow agent. If the Nationstar Transaction is not completed by the earlier of the termination of the Merger Agreement or November 12, 2018, subject to extension pursuant to the terms of the Merger Agreement, the Company will be required to redeem the Notes and the proceeds from the sale of the Notes will be automatically released from escrow and utilized to fund such redemption.

Prior to the consummation of the Merger, the Notes will initially be senior obligations of Merger Sub, secured by the escrowed property, and will be fully and unconditionally guaranteed by the Company. Upon the consummation of the Merger, Nationstar will assume all of the Issuer’s obligations under the Notes (the “Assumption”).  Following the Assumption, the Notes will be senior unsecured obligations of Merger Sub and will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by WMIH and each of Nationstar’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries).

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

As of June 30, 2018, WMIH was authorized to issue up to 3,500,000,000 shares of common stock, and up to 10,000,000 shares of preferred stock (in one or more series), in each case with a par value of $0.00001 per share.  As of June 30, 2018 and December 31, 2017, 216,664,908 and 206,714,132 shares, respectively, of WMIH’s common stock and 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), were issued and outstanding.  As of December 31, 2017, 600,000 shares of WMIH’s 3% Series B Convertible Preferred Stock (the “Original Series B Preferred Stock”) were issued and outstanding.  On December 11, 2017, we announced an amendment of the Original Series B Preferred Stock (the “Series B Amendment”), which became automatically effective at 12:00 a.m., New York City time, on January 5, 2018, and effected an exchange of the previously outstanding Original Series B Preferred Stock for shares of Series B Preferred Stock. As of June 30, 2018, 600,000 shares of Series B Preferred Stock were issued and outstanding.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2018. Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation and that all such adjustments are of a normal, recurring nature and necessary for the fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Fixed-Maturity Securities

Fixed-maturity securities consisted of U.S. Treasury securities, obligations of U.S. government sponsored agencies and domestic and foreign corporate debt securities. Fixed-maturity securities held in trust were for the benefit of the primary insurers as more fully described in Note 3: Insurance Activity. Investments in fixed-maturity securities are reported at their estimated fair values and are classified as trading securities in accordance with applicable accounting guidance. Realized gains and losses on the sale of fixed-maturity securities are determined using the specific identification method and are reported as a component of net investment income within the condensed consolidated statement of operations.

Investments Held in Trust

Investments held in trust consisted of cash equivalents, which included highly liquid overnight money market instruments, and fixed-maturity securities which were held in trust for the benefit of the primary insurers, as more fully described in Note 3: Insurance Activity and Note 4: Investment Securities, and are subject to the restrictions on distribution of net assets of subsidiaries as described below.

Third Party Restrictions on Distribution of Net Assets of Wholly-Owned Subsidiaries

The net assets of WMMRC are subject to restrictions on distribution from multiple sources, including the primary insurers who have approval control of distributions from the trust, and the Insurance Division of the State of Hawaii who has approval authority over distributions or intercompany advances.

Premium Recognition

Premiums assumed are earned on a daily pro-rata basis over the underlying policy terms. Premiums assumed relating to the unexpired portion of policies in force at the balance sheet date are recorded as unearned premiums. Unearned premiums also include a reserve for post default premium reserves. Post default premium reserves occur when a loan is in a default position and the servicer continues to advance the premiums. If the loan ultimately goes to claim, the premiums advanced during the period of default are subject to recapture. The Company records a default premium reserve based on information provided by the underlying mortgage insurers when they provide information on the default premium reserve separately from other reserves. The change in the post default premium reserve is reflected as a reduction or increase, as the case may be, in premiums assumed. The Company has recorded unearned premiums totaling zero and $39 thousand as of June 30, 2018 and December 31, 2017, respectively.

The Company recognizes premium deficiencies when there is a probable loss on an insurance contract. Premium deficiencies are recognized if the sum of the present value of expected losses and loss adjustment expenses, unamortized deferred acquisition costs, and maintenance costs, excluding intercompany charges, exceed expected future unearned premiums and anticipated investment income. Premium deficiency reserves have been recorded totaling $0.3 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively. Intercompany administrative costs are excluded from the computation of premium deficiencies.

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

Other Assets

At June 30, 2018, the total balance of approximately $5.0 million in other assets is comprised of approximately $4.6 million of amounts that relate to the debt Offering further described in Note 14 – Subsequent events.  The debt related amounts will be amortized over the life of the debt and will be reclassed to offset the outstanding debt in July of 2018.  The non-debt related items recorded as prepaid at June 30, 2018 totaled approximately $0.4 million and related to prepaid amounts which will be expensed in future periods.   At December 31, 2017, the total balance of approximately $0.6 million related to prepaid amounts which have been or will be expensed in future periods.

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

WMMRC has recorded reserves at the ceded case reserves and IBNR loss levels established and reported by the primary mortgage guaranty carriers as of June 30, 2018 and December 31, 2017, respectively. Management believes that the recorded aggregate liability for unpaid losses and loss adjustment expenses at period end represents the Company’s best estimate, based upon the available data, of the amount necessary to cover the current cost of losses. However, due to the inherent uncertainty arising from fluctuations in the persistency rate of mortgage insurance claims, the Company’s size and lack of prior operating history, external factors such as future changes in regional or national economic conditions, judicial decisions, federal and state legislation related to mortgage restructuring and foreclosure restrictions, claims denials and coverage rescissions by primary carriers and other factors beyond the Company’s control, it is not presently possible to determine whether actual loss experience will conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. Accordingly, the ultimate liability could be significantly higher or lower, as the case may be, than the amount indicated in the financial statements and there can be no assurance that the reserve amounts recorded will be sufficient. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.

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

Derivatives

We evaluate our convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted. This accounting treatment requires that the carrying amount of embedded derivatives be marked-to-market at each balance sheet date and carried at fair value. In the event that the fair value is recorded as a liability, the change in fair value during the period is recorded in the condensed consolidated statement of operations as either income or expense. If an embedded derivative is no longer required to be separately accounted for due to conversion, exercise or modification to the terms of an instrument, the derivative is marked to fair value at the conversion, exercise or modification date and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion feature in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

The Company had recorded a derivative embedded conversion feature as a result of the issuance of the Original Series B Preferred Stock which was adjusted to its fair value as determined using Level 3 inputs described above under Fair Value Measurement.  The change in fair value of the derivative embedded conversion feature was calculated at each reporting date and recorded as other income or other expense on the condensed consolidated statement of operations. As a result of the Series B Amendment, the embedded conversion feature was modified, and the derivative was marked to fair value at December 31, 2017 and then the related fair value was reclassified to equity in accordance with Accounting Standards Codification (“ASC”) 815-15-35-4 - Embedded Conversion Option that No Longer Meets Bifurcation Criteria, as more fully described in Note 9: Capital Stock and Derivative Instruments.

Other Liabilities

At June 30, 2018, the total balance of $20.6 million of other liabilities is comprised of $8.3 million of accrued fees relating to the Original Series B Preferred Stock offering and an accrual for professional fees and recurring business expenses currently payable of approximately $12.3 million. At December 31, 2017, the total balance of $16.3 million of other liabilities is comprised of $8.3 million of accrued fees relating to the Original Series B Preferred Stock offering, $2.5 million related to an extension of the escrow agreement related to the Series B Preferred Stock, an accrual for professional fees and recurring business expenses of approximately $4.7 million and $0.8 million of accrued cash dividends relating to the Original Series B Preferred Stock. The accrued fees would be paid in the event of a Qualified Acquisition, as more fully described in Note 6: Service Agreements and Related Party Transactions.

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

On December 22, 2017, the Tax Cuts and Jobs Act, which reforms U.S. Tax legislation and related laws, was signed into law. One of the provisions of the new tax law reduced the Company’s U.S. federal corporate income tax rate from 35% to 21%. Our deferred tax assets, although fully reserved, have been revalued at the lower rate as of December 31, 2017. The Company continues to evaluate the impact of the new tax law on its financial condition and results of operations.

Dividend Policy

WMIH has paid no dividends on its common stock on or after the Effective Date and currently has no plans to pay a dividend on its common stock.

WMIH has paid $1.0 million and $18.0 million of cash dividends on its Series B Preferred Stock for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. Additionally, on June 15, 2018, WMIH issued 9,652,268 shares of WMIH common stock, having a value of $12.9 million, to holders of Series B Preferred Stock, to satisfy the dividends earned on Series B Preferred Stock through June 15, 2018.  The value of the dividend reduced retained earnings and increased common stock and additional paid in capital, therefore having no net impact on total equity.  Additionally, WMIH had accrued unpaid and undeclared cash dividends of zero and $0.8 million, as of June 30, 2018 and December 31, 2017, respectively.

New Accounting Pronouncements

The Company has reviewed new accounting pronouncements issued between May 10, 2018, the filing date of our most recent Form 10-Q, and the filing date of this Form 10-Q, and has determined that no pronouncements issued are relevant to the Company, and/or have a material impact on the Company’s consolidated financial position, results of operations or disclosure requirements.

Note 3: Insurance Activity

The Company, through WMMRC, reinsures mortgage guaranty risks of mortgage loans originated by affiliates of the Company during the period from 1997 through 2008. WMMRC is (or was) a party to reinsurance agreements with UGRIC, GMIC, MGIC, PMI, Radian, RMIC and Triad. The agreements with UGRIC and Triad were placed into runoff effective May 31, 2008. The agreements with all other primary mortgage insurers were placed into runoff effective September 26, 2008. The reinsurance agreements with Triad, PMI, UGRIC and Radian were commuted on August 31, 2009, October 2, 2012, April 3, 2014, and October 23, 2017, respectively. The RMIC agreement was terminated on February 2, 2018 and the GMIC aggregate excess of loss minimum agreement was terminated on February 13, 2018.

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

Premiums assumed and earned are as follows for the periods ended June 30, 2018 and 2017, respectively:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Net premiums assumed (released)	$18	$319	$2	$524
Change in unearned premiums	—	10	39	235
Premiums earned	$18	$329	$41	$759

The components of the liability for losses and loss adjustment reserves are as follows as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Case-basis reserves	$12	$151
IBNR reserves	1	1
Premium deficiency reserves	260	322
Total losses and loss adjustment reserves	$273	$474

Losses and loss adjustment reserve activity are as follows for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively:

	Six months ended June 30, 2018	Year ended December 31, 2017
Balance at beginning of period	$474	$811
Incurred - prior periods	(73)	19
Paid or terminated - prior periods	(128)	(356)
Total losses and loss adjustment reserves	$273	$474

The loss contract reserve balance is analyzed and adjusted quarterly. The balance in the reserve was zero as of both June 30, 2018 and December 31, 2017. The value of this reserve was decreased to zero during the year ended December 31, 2017 and is anticipated to remain at zero.  The reserve remained unchanged during the six months ended June 30, 2018 and decreased by $5.4 million during the six months ended June 30, 2017. In periods during which a reduction in the loss contract reserve occurs, a corresponding decrease in expense is reflected in the condensed consolidated statement of operations for the respective period.

Note 4: Investment Securities

No investment securities were held as of June 30, 2018.

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of total fixed-maturity securities and total fixed-maturity securities held in trust at December 31, 2017, are as follows:

	December 31, 2017
Class of securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises	$2,249	$—	$(10)	$2,239
Corporate debt securities	1,425	—	(4)	1,421
Total fixed-maturity securities	3,674	—	(14)	3,660
Less total unrestricted fixed-maturity securities	2,151	—	(9)	2,142
Total fixed-maturity securities held in trust	$1,523	$—	$(5)	$1,518

Net investment income for the three and six months ended June 30, 2018 and 2017, respectively, is summarized as follows:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(6)	$(45)	$(13)	$(76)
Investment income on fixed-maturity securities	1	153	18	331
Interest income on cash and cash equivalents	2,878	1,618	5,149	2,632
Realized gain (loss) from sale of investments	6	(25)	2	(27)
Unrealized gain on cash equivalents held at period end	163	—	58	—
Unrealized gain on trading securities held at period end	17	2	15	23
Net investment income	$3,059	$1,703	$5,229	$2,883

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of June 30, 2018:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	28,684	—	—	28,684
Total	$28,684	$—	$—	$28,684

The following table shows how the Company’s investments are categorized in accordance with fair value measurement, as of December 31, 2017:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Class of securities:
Obligations of U.S. government sponsored enterprises	995	1,244	—	2,239
Corporate debt securities	1,421	—	—	1,421
Total fixed-maturity securities	2,416	1,244	—	3,660
Money market funds	30,780	—	—	30,780
Total	$33,196	$1,244	$—	$34,440

A review of the fair value hierarchy classifications of the Company’s investments is conducted quarterly. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the applicable Level at the end of the calendar quarter in which the reclassifications occur. During the six months ended June 30, 2018 and the year ended December 31, 2017, zero and $2.4 million, respectively, of investments were transferred from Level 2 to Level 1 as a result of improving market conditions for short-term and investment grade corporate securities.

	January 1, 2018 to June 30, 2018		January 1, 2017 to December 31, 2017
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Class of securities:
Obligations of US government sponsored enterprises	$—	$—	$—	$995
Corporate debt securities	—	—	—	1,421
Total transfers	$—	$—	$—	$2,416

Note 5: Income Taxes

For the six months ended June 30, 2018, the Company recorded a net loss attributable to common and participating stockholders of approximately $7.8 million. The Company projects tax losses for the year ending December 31, 2018, assuming that circumstances remain unchanged and not taking into account the Nationstar Transaction or any other acquisitions.  Due to this projected tax loss and the existence of NOL carry-forwards which have a 100% valuation allowance recorded to reduce them to zero, the Company has not recorded an income tax expense or benefit for the six months ended June 30, 2018. The Company recorded no income tax expense or benefit for the year ended December 31, 2017 due to tax losses in that period.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying 35% prior to the 2017 tax reform and 21% for 2018 and future years to taxable income, in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), that apply to property and casualty insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the six months ended June 30, 2018 or the year ended December 31, 2017 associated with the Company’s tax liability from the preceding year.

On December 22, 2017, the Tax Cuts and Jobs Act, which reforms U.S. Tax legislation and related laws, was signed into law. One of the provisions of the new tax law reduced the Company’s U.S. federal corporate income tax rate from 35% to 21% resulting in a reduction of the deferred tax asset relating to the NOL carry-forward of $842.9 million and a corresponding change in the related valuation allowance. Our deferred tax assets, although fully reserved, have been revalued at the lower rate as of June 30, 2018 and December 31, 2017. The Company continues to evaluate the impact of the new tax law on its financial condition and results of operations.

Deferred federal income taxes arise from temporary differences between the valuation of assets and liabilities as determined for financial reporting purposes and income tax purposes. Temporary differences principally relate to discounting of loss reserves, accruals, net operating losses and unrealized gains and losses on investments. As of June 30, 2018 and December 31, 2017, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On March 19, 2012, WMIH emerged from bankruptcy. Prior to emergence, WMI abandoned the stock of WMB, thereby generating a worthless stock deduction of approximately $8.4 billion which gave rise to an NOL for the year ended December 31, 2012. Under Section 382 of the Code (“Section 382”), and based on the Company’s analysis, we believe that the Company experienced an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period) on March 19, 2012, and our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income was limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to applicable limitations under Section 382 and a reduction of tax attributes due to cancellation of indebtedness, a portion of these NOLs were limited and will expire unused. We believe that the total available and utilizable NOL carry-forward at December 31, 2017 was approximately $6.0 billion. At June 30, 2018, there was no limitation on the use of these NOLs. These NOLs will begin to expire in 2031. The Company’s ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks. (See Part I-Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017).

As of June 30, 2018 and December 31, 2017, WMIH had a capital loss carryforward of $1.6 million, most of which is subject to expiration in 2018.

The Company accounts for uncertain tax positions in accordance with the income tax accounting guidance. The Company has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. Tax years 2011 to present are subject to examination by the Internal Revenue Service. The Company believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain federal income tax positions have been recorded. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for federal income taxes. The Company did not incur any federal income tax related interest income, interest expense or penalties for the six months ended June 30, 2018 or for the year ended December 31, 2017.

Note 6: Service Agreements and Related Party Transactions

WMMRC has engaged a Hawaii-based service provider, Marsh Management Services, Inc., to provide accounting and related management services for its operations. In exchange for performing these services, WMMRC pays such service provider a management fee.

WMIH entered into an Investment Management Agreement and an Administrative Services Agreement with WMMRC on March 19, 2012. Each of these agreements was approved by WMMRC’s primary regulator, the Insurance Division of the State of Hawaii. Total amounts incurred under these agreements totaled $0.7 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. The expense and related income eliminate on consolidation.

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

Based on elections of certain holders of claims in connection with our bankruptcy prior to the Effective Date, WMIH retained an economic interest in certain litigation proceeds, if any, recovered by the Trust, including those related to the D&O Litigation. During the years ended December 31, 2017, 2016 and 2015, WMIH had other income of $123 thousand, $123 thousand and $7.8 million, respectively, as a result of its receipt of its share of net litigation proceeds related to the D&O Litigation. As of June 30, 2018, $1.5 million remained in the RSA Reserve.  Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of the litigation proceeds.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future. During the six months ended June 30, 2018, WMIH has recorded no income from litigation proceeds.  As of June 30, 2018, WMIH has not received any litigation proceeds from the Trust, other than as described above.

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

In connection with entering into the Merger Agreement, on February 12, 2018, WMIH entered into (i) a letter agreement with KCM, pursuant to which KCM agreed to act as a non-exclusive financial advisor to WMIH with respect to the Merger and is entitled to receive a transaction fee equal to $25.0 million and (ii) a fee letter with KCM, pursuant to which KCM will (a) act as a placement agent with respect to a bridge financing facility of up to $2.75 billion to be entered into by WMIH in connection with the Merger, (b) provide capital markets advice and other assistance as agreed to with WMIH and (c) receive a fee equal to 0.25% of the aggregate amount of the commitments in respect of such bridge financing facility (other than in respect of any of such amounts committed by certain affiliates of KCM), payable upon the initial funding under the bridge financing facility. Based on the current size of the committed facility, the fees payable to KCM as placement agent for arranging the bridge facility are expected to be approximately $6.875 million.

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

Concurrently with the execution of the Merger Agreement, FIF HE Holdings LLC (“Fortress”) entered into a letter agreement with WMIH and the KKR entities, pursuant to which, among other things, WMIH agreed to waive and consent to certain acquisitions and dispositions of WMIH common stock under the Certificate of Incorporation of WMIH. In addition, pursuant to the terms of the Fortress letter agreement, neither the KKR Entities nor any of its affiliates will, without the prior written consent of Fortress, exercise any registration rights under the investor rights agreement and the Series B registration rights agreement, or under any other agreement until six months after the later of (A) the closing of the Merger and (B) the date on which a shelf registration statement is declared effective pursuant to the Fortress Registration Rights Agreement (as defined below).

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

Note 8: Financing Arrangements

As of June 30, 2018 and December 31, 2017, the Company had no debt financing.

On June 29, 2018, Merger Sub entered into a Note Purchase Agreement with Credit Suisse Securities (USA) LLC, Jefferies LLC, Deutsche Bank Securities Inc., HSBC Securities (USA) Inc., Goldman Sachs & Co. LLC, KKR Capital Markets LLC and Morgan Stanley & Co. LLC pursuant to which Merger Sub issued $1,700,000,000 (the “Offering”) of  notes in two series, consisting of  $950,000,000 aggregate principal amount of 8.125% Notes due 2023 (the “2023 Notes”) and $750,000,000 aggregate principal amount of 9.125% Notes due 2026 (the “2026 Notes” and, together with the 2023 Notes, the “Notes”). Merger Sub sold the Notes to the initial purchasers in the Offering, which was exempt from the registration requirements of the Securities Act. The Notes were offered for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. On July 13, 2018 the previously announced Offering was consummated.  For additional information see Note 14 – Subsequent Events.

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

The Series A Preferred Stock has rights substantially similar to those associated with WMIH’s common stock, with the exception of a liquidation preference, conversion rights and customary anti-dilution protections. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $10.00 per one million shares of Series A Preferred Stock plus declared but unpaid dividends on such shares and (ii) the amount that the holder would be entitled to in a relevant transaction had the Series A Preferred Stock been converted to common stock of WMIH.  The Series A Preferred Stock is convertible at a conversion price of $1.10 per share into shares of common stock of WMIH either at the option of the holder or automatically upon transfer by KKR Wand Holdings to a non-affiliated party. As a result of the calculation of a beneficial conversion feature as required by ASC topic 470 – Debt, a preferred deemed dividend of $9.5 million was recorded in conjunction with the issuance of the Series A Preferred Stock. This preferred deemed dividend resulted in an increase to our accumulated deficit, at that point in time, and an increase in additional paid in capital. Further, KKR Wand Holdings, as the holder of the Series A Preferred Stock and the Warrants, has other rights pursuant to the Investor Rights Agreement as described below.

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

Pursuant to the KKR Letter Agreement, as amended by the Amendment to Letter Agreement, for the period commencing on December 8, 2017 (the “Amendment Date”), and ending on the date that is eighteen (18) months following January 5, 2018 (the “Series B Amendment Effective Time”) for so long as (1) KKR Wand Holdings has not transferred any, and together with the KKR Affiliates continues to beneficially own (with the unencumbered right to vote) all, of the Series A Preferred Stock it or KKR Fund owns as of the Amendment Date, (2) KKR Wand Holdings has not transferred any, and together with the KKR Affiliates continues to beneficially own (with the unencumbered right to vote) all, Warrants it or KKR Fund owns as of the Amendment Date or any of the common stock issuable upon the exercise thereof, and (3) KKR Wand Investors has not transferred, in the aggregate, more than, and together with the KKR Affiliates continues to beneficially own (with the unencumbered right to vote) at least, 50% of the Series B Preferred Stock it or KKR Wand owns as of the Amendment Date, the Company shall not enter into a definitive agreement with respect to any target acquisition without the prior written consent of KKR Wand Holdings; provided, however, that if KKR Wand Holdings does not give written notice to the Company of its approval of, or objection to, a proposed target acquisition within five (5) business days of having received notice of the material definitive terms of such target acquisition, KKR Wand Holdings shall be deemed to have approved such target acquisition and the Company may pursue such target acquisition, including by entering into a definitive material agreement in respect thereof, without the prior written consent of KKR Wand Holdings. After the date that is eighteen (18) months following the Series B Amendment Effective Time, KKR Wand Holdings shall have no consent rights with respect to any target acquisition. KKR Wand Holdings has consented to the Merger.

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

On June 15, 2018, pursuant to its obligations under the Series B Registration Rights Agreement, WMIH filed with the SEC a new shelf registration statement on Form S-3 registering for resale the 600,000 shares of Series B Preferred Stock and 520,158,730 shares of common stock issuable (i) upon conversion of the Series B Preferred Stock, including in connection with the payment of a special dividend of 19.04762 shares of common stock per share at the time of such conversion, and (ii) in connection with the payment of semi-annual dividends on the Series B Preferred Stock, in shares of common stock, at an annual rate of 5.00% of the liquidation preference of $1,000 per share of Series B Preferred Stock, in each case by the security holders identified in the “Selling Security Holders” section of the registration statement.

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

Concurrently with the execution of the Merger Agreement, WMIH entered into a registration rights agreement with Fortress (the “Fortress Registration Rights Agreement”), pursuant to which, among other things, (i) WMIH has agreed, upon Fortress’ request, to file a shelf registration statement covering resales of the WMIH common stock to be received by Fortress, its affiliates and permitted transferees as Merger Consideration pursuant to Rule 415 under the Securities Act promptly following the closing of the Merger, and cause such registration statement to be declared effective under the Securities Act, (ii) Fortress has (A) unlimited long-form and short-form demand registration rights to the extent a shelf registration statement is unavailable, (B) rights to demand underwritten shelf take-downs, provided that there are no more than four underwritten offerings in any twelve-month period, and (C) piggyback registration rights with respect to future offerings of WMIH common stock by WMIH, in each case, subject to certain minimum thresholds, customary blackout periods and lock-up provisions and (iii) WMIH has agreed to (A) not grant any person piggyback rights in Fortress-initiated underwritten offerings for two years after the closing of the Merger and (B) not grant any registration rights to any person for six months after the closing of the Merger. WMIH has agreed to pay customary registration and indemnification expenses, subject to certain limitations.

The foregoing description of the Registration Rights Agreement is qualified in its entirety by the provisions of the Fortress Registration Rights Agreement, filed as Exhibit 10.3 on Form 8-K filed on February 14, 2018, and incorporated by reference herein.

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

As of June 30, 2018, and December 31, 2017, the balance remaining in the escrow account totaled approximately $575.8 million and $578.9 million, respectively. The foregoing description of the Escrow Agreement is qualified in its entirety by the provisions of the Escrow Agreement, filed on Form 8-K on January 5, 2015, as Exhibit 10.2 and incorporated by reference herein, and as amended by Amendment No. 1, Amendment No. 2, and Amendment No. 3, filed on Form 10-K on March 2, 2018, Form 8-K on December 11, 2017 and on Form 10-K on March 2, 2018, respectively.

If the Series B Preferred Stock is redeemed or determined likely to be redeemed, the Company would be required to record a charge to earnings of approximately $96.3 million to accrete the value of the Series B Preferred Stock to the $600.0 million redemption value. As of June 30, 2018, the Company has determined that recording for accretion to the Series B Preferred Stock’s redemption value is not required.

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

The Original Series B Preferred Stock was amended on December 8, 2017 and this amendment became effective at the Series B Amendment Effective Time. The amendment was determined to be a modification for accounting purposes based on qualitative and quantitative factors including cash flow analysis. Prior to the Series B Amendment Effective Time, upon any conversion of Original Series B Preferred Stock in accordance with its terms, the Original Series B Preferred Stock would have converted based on the outstanding principal and accrued interest, and the average trading price of WMIH common stock over the 20 trading days prior to conversion, subject to a floor of $1.75 per share and a ceiling of $2.25 per share. Subsequent to the Series B Amendment Effective Time, the Series B Preferred Stock will convert into shares of WMIH common stock based on a fixed conversion price of $1.35 per share. As a result of the variability of the mandatory conversion provisions prior to the Series B Amendment Effective Time, the Company determined that the Original Series B Preferred Stock contained certain embedded derivative features. Management’s evaluation resulted in the conclusion that, prior to the Series B Effective Time, the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion feature as a derivative. A derivative liability results primarily when the Company average stock price (as defined in the Certificate of Incorporation) exceeds the conversion price, including the ceiling conversion price of $2.25, as defined by the Certificate of Incorporation. A derivative asset results when the Company’s average stock price is less than the conversion price, including the floor price of $1.75. The aggregate fair value of the embedded conversion feature was a liability of $66.2 million on the date of issuance of the Original Series B Preferred Stock. At December 31, 2017, the fair value of the embedded conversion feature was reclassified to equity due to its modification and therefore, the embedded conversion feature is no longer separately accounted for as of June 30, 2018 and December 31, 2017. At June 30, 2017, the fair value of the embedded conversion feature was an asset of $98.7 million. A change in the fair value of the embedded conversion feature constituted other income or expense, as the case may be, in the applicable reporting period.  Upon conversion or redemption of the Original Series B Preferred Stock, any asset or liability related to the embedded conversion feature would have been eliminated. Upon modification of the Original Series B Preferred Stock, specifically as a result of the elimination of the variable conversion feature, the embedded conversion feature is no longer required to be separately accounted for.  At December 31, 2017, the fair market value of the embedded conversion feature was determined to be $108.9 million, and this amount was reclassified to equity. During the six months ended June 30, 2018 the embedded conversion feature was no longer separately accounted for, and during the six months ended June 30, 2017, the fair value of the derivative liability increased by $7.4 million. This change in fair value is included as other income in the condensed consolidated statement of operations for the six months ended June 30, 2017.

On both June 1, 2017 and on June 29, 2018, WMIH issued restricted stock grants to members of the Board totaling $0.4 million, of aggregate fair value.  The restricted shares noted above vest over a three-year period.

On May 15, 2015, WMIH issued restricted stock grants to our Chief Executive Officer, William C. Gallagher, and our President and Chief Operating Officer, Thomas L. Fairfield, in conjunction with employment agreements totaling $9.8 million of aggregate fair value (the “Exec Grants”) based on the $2.76 trading price of WMIH shares at the close of business on the date issued. The number of shares of WMIH common stock granted in connection with this award was determined by dividing $4.0 million by $2.25 per share of WMIH common stock (i.e., the assumed conversion price specified in the Exec Grants executed on the grant date); provided however, pursuant to the terms of the employment agreements, if the final conversion price of the Series B Preferred Stock (the “Series B Conversion Price”) is lower than $2.25 per share, WMIH is required to grant additional shares to Mr. Gallagher and Mr. Fairfield so that the total award will be equal to the amount of shares that would have been granted if the assumed conversion price had been equal to the final Series B Conversion Price (subject to a minimum price of $1.75 per share).  Accordingly, WMIH will be required to issue an additional 507,936 restricted shares to each of Mr. Gallagher and Mr. Fairfield (1,015,872 total shares) if the Merger is consummated, based on the final Series B Conversion Price of $1.35 and the minimum grant price of $1.75. The Exec Grants will vest in full and will be recognized as compensation expense upon the consummation of a Qualified Acquisition, subject to the executives’ continued employment with the Company until such time. The foregoing description of the restricted stock agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Gallagher Restricted Stock Agreement and the Fairfield Restricted Stock Agreement (collectively, the “Executive Agreements”), which were filed as Exhibit 10.3 and Exhibit 10.5, respectively, of Form 8-K12G3 filed on May 13, 2015 and incorporated herein by reference. On March 9, 2018, WMIH entered into the Amendment of the Gallagher employment agreement (as defined below) (which we refer to as the “Gallagher Amendment”) and the Amendment of the Fairfield employment agreement (as defined below) (which we refer to as the “Fairfield Amendment” and, together with the Gallagher Amendment, which we refer to as the “Employment Amendments”). The Employment Amendments, which were approved by the Board and its compensation committee, amend each of the Gallagher employment agreement and the Fairfield employment agreement, by extending the terms of each of Mr. Gallagher’s and Mr. Fairfield’s employment with WMIH until the earlier of (a) the closing date of the Merger or (b) the termination of the Merger Agreement. Except as modified by the Amendments, all other terms and conditions of each of the Gallagher employment agreement and Fairfield employment agreement remain in full force and effect. The Employment Amendments were filed as Exhibit 10.1 and Exhibit 10.2, respectively, of Form 8-K filed on March 9, 2018 and incorporated herein by reference. The fair market value of the Exec Grants as of June 30, 2018 approximates $4.7 million as the stock price was $1.34 per share at the close of the market on June 30, 2018.  This excludes the 1,015,872 additional shares (the “Exec Additional Shares”) which will be issued upon consummation of the Nationstar Transaction, 507,936 additional shares each to both Mr. Gallagher and Mr. Fairfield.

The total unamortized value related to the unvested restricted share grants totals $5.5 million and $3.5 million at June 30, 2018 and December 31, 2017, respectively.

The unamortized value of $5.5 million at June 30, 2018, if all are ultimately vested following the original vesting schedule, would be amortized according to the following schedule.  The fair value of the Exec Grants will vest and be recognized on the date of the consummation of a Qualified Acquisition.  Additionally, the Exec Additional Shares would be issued and immediately vest on the date of the consummation of a Qualified Acquisition.

Amortization Schedule (in thousands)	June 30, 2018 unamortized dollar value
3rd quarter 2018	$109
4th quarter 2018	109
1st quarter 2019	103
2nd quarter 2019	73
3rd quarter 2019	72
4th quarter 2019	72
1st quarter 2020	67
2nd quarter 2020	37
3rd quarter 2020	37
4th quarter 2020	37
1st quarter 2021	31
Unamortized fair-value - subject to vesting schedule	747
Unamortized fair-value - event dependent	4,764
Total unamortized dollar value	5,511

Equity-based compensation totaled $0.2 million and $0.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

A summary of WMIH’s restricted stock award activity for the six months ended June 30, 2018 and year ended December 31, 2017 is presented below:

	Number of restricted stock awards outstanding	Weighted-average grant date fair value	Aggregate fair value (in thousands)
Outstanding—January 1, 2017	6,380,800	2.1306	13,595
Restricted stock awards granted during 2017	333,332	1.2000	400
Outstanding—December 31, 2017	6,714,132	2.0844	13,995
Restricted stock awards granted during 2018	298,508	1.3400	400
Outstanding—June 30, 2018	7,012,640	$2.0527	$14,395

WMIH has issued the total number of shares subject to the restricted stock grants, however, until vested they are subject to repurchase. Shares subject to repurchase totaled 4,133,020 on June 30, 2018 and 4,053,640 on December 31, 2017. The Exec Grants vest upon future events, and are not time specific, therefore, they are listed as event dependent.  The shares subject to repurchase at June 30, 2018 will vest, assuming circumstances remain unchanged, according to the following schedule:

Vesting schedule of shares subject to repurchase	June 30, 2018 unvested shares
1st quarter 2019	267,356
2nd quarter 2019	—
3rd quarter 2019	—
4th quarter 2019	—
1st quarter 2020	210,612
2nd quarter 2020	—
3rd quarter 2020	—
4th quarter 2020	—
1st quarter 2021	99,496
Total unvested shares - subject to vesting schedule	577,464
Unvested shares - event dependent	3,555,556
Total unvested shares	4,133,020

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

A summary of WMIH’s restricted shares issued and subject to repurchase as of June 30, 2018 and December 31, 2017 is presented below:

Vesting schedule of shares subject to repurchase	Unvested shares
Shares subject to repurchase—January 1, 2017	4,039,591
Shares issued subject to vesting during 2017	333,332
Shares vested during 2017	(319,283)
Shares subject to repurchase—December 31, 2017	4,053,640
Shares issued subject to vesting during 2018	298,508
Shares vested during 2018	(219,128)
Shares subject to repurchase—June 30, 2018	4,133,020

On June 1, 2017, WMIH issued 333,332 restricted stock grants to members of the Board totaling $0.4 million of aggregate fair value.  The share price was determined based on the closing sales price of $1.20 on the date of the award. On June 29, 2018, WMIH issued 298,508 restricted stock grants to members of the Board totaling $0.4 million of aggregate fair value.

On June 15, 2018, WMIH issued 9,652,268 shares of WMIH common stock, having a value of $12.9 million, to holders of Series B Preferred Stock, to satisfy the dividends earned on Series B Preferred Stock, through June 15, 2018.

As of June 30, 2018 and December 31, 2017, 216,664,908 and 206,714,132 shares of WMIH’s common stock, 1,000,000 shares of the Series A Preferred Stock, 600,000 shares of the Series B Preferred Stock, and 61,400,000 warrants to purchase WMIH’s common stock, were issued and outstanding.

See Note 12: Net Income Per Common Share for further information on shares used for EPS calculations.

Note 10: Pending Litigation

As of June 30, 2018, the Company was not a party to, or aware of, any material pending legal proceedings or investigations requiring disclosure at this time.

On May 8, 2018 a purported class action lawsuit, styled as Franchi v. Nationstar Mortgage Holdings Inc., et al., Case No. 3:18-cv-01170-B, was filed in the United States District Court for the Northern District of Texas naming Nationstar, WMIH, Wand Merger Corporation and the individual members of the Nationstar board of directors as defendants.  The complaint alleges that the defendants violated the Exchange Act by disseminating a false and misleading registration statement. The lawsuit seeks a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the Merger, rescinding the Merger to the extent already implemented, directing the defendants to disseminate a registration statement that does not contain any untrue statement of material fact, declaring the defendants violated the Exchange Act, and awarding plaintiffs costs and attorneys’ fees.

On June 26, 2018, the plaintiff and the defendants (together, the “Parties”) entered into a memorandum of understanding (the “MOU”) to resolve the claims asserted by the plaintiff. Pursuant to the MOU, the Parties agreed that the defendants would cause to be made the supplemental disclosures set forth in the Form 8-K filed by the defendants on June 26, 2018. The MOU further specifies that, within five (5) business days of the closing of Merger, the Parties will file a stipulation of dismissal of the action pursuant to Federal Rule of Civil Procedure 41(a). That stipulation will dismiss plaintiff’s individual claims with prejudice, and dismiss the claims purportedly asserted on behalf of a putative class of Nationstar shareholders without prejudice. The MOU will not affect the timing of the Merger or the amount or form of consideration to be paid in the Merger. The defendants believe that the action is without merit.

Note 11: Restriction on Distribution of Net Assets from Subsidiary

WMMRC has net assets totaling $12.4 million and $13.1 million as of June 30, 2018 and December 31, 2017, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by trust agreements, and the requirement that the Insurance Division of the State of Hawaii must approve dividends from WMMRC. On July 5, 2018, the State of Hawaii Insurance Division approved a transfer of up to $11.1 million and on July 10, 2018, WMMRC declared and paid a dividend of $10.4 million to WMIH, and such funds are available for general corporate purposes.  See Note 14: Subsequent Events.

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

The following table presents the calculation of basic net loss per share for periods presented:

(in thousands, except per share data):

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Numerator for basic net loss per share:
Net loss	$(1,996)	$(21,324)	$(7,579)	$(3,535)
Less: Series B preferred stock dividends	—	(4,500)	(200)	(9,000)
Basic net loss attributable to common stockholders	$(1,996)	$(25,824)	$(7,779)	$(12,535)
Denominator for basic net loss per share:
Weighted-average shares outstanding	209,902,759	206,490,690	208,317,254	206,436,048
Weighted-average unvested restricted shares outstanding	(3,841,073)	(3,857,807)	(3,931,031)	(3,907,045)
Denominator for basic net loss per share	206,061,686	202,632,883	204,386,223	202,529,003
Basic net loss per share attributable to common stockholders	$(0.01)	$(0.13)	$(0.04)	$(0.06)

The following table presents the calculation of diluted net loss per share for periods presented:

(in thousands, except per share data):

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Numerator for diluted net loss per share:
Net loss	$(1,996)	$(21,324)	$(7,579)	$(3,535)
Less: Series B preferred stock dividends	—	(4,500)	(200)	(9,000)
Diluted net loss attributable to common stockholders	$(1,996)	$(25,824)	$(7,779)	$(12,535)
Denominator for diluted net loss per share:
Weighted-average shares outstanding	209,902,759	206,490,690	208,317,254	206,436,048
Weighted-average unvested restricted shares outstanding	(3,841,073)	(3,857,807)	(3,931,031)	(3,907,045)
Denominator for diluted net loss per share	206,061,686	202,632,883	204,386,223	202,529,003
Diluted net loss income per share attributable to common stockholders	$(0.01)	$(0.13)	$(0.04)	$(0.06)

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

	Potential dilution to common
	Minimum shares	Maximum shares
Restricted shares subject to vesting	4,133,020	4,133,020
Series A Preferred Stock	10,065,629	10,065,629
Warrants outstanding	61,400,000	61,400,000
Maximum number of restricted shares to be issued if Nationstar Transaction is consummated	—	1,015,872
Series B Preferred Stock ($1.35 conversion)	444,444,444	444,444,444
Potential common shares issued to satisfy Series B Preferred Stock dividends (full term)	—	54,633,446
Potential common shares issued to satisfy Series B Preferred Stock acquisition conversion payment	—	11,428,572
Potential dilutive shares if converted to common	520,043,093	587,120,983

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

The following table shows the change in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2017:

Derivative asset embedded conversion feature (in thousands)
Balance, January 1, 2017	$80,651
Gain on change in fair value	28,242
Reclassification of derivative asset to equity	(108,893)
Balance, December 31, 2017	$—

As of and for the six months period ended June 30, 2018, the Company did not have any Level 3 assets or liabilities measured at fair value.

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

Note 14: Subsequent Events

On July 5, 2018, the State of Hawaii Insurance Division approved a transfer of up to $11.1 million from WMMRC to WMIH.  On July 10, 2018 WMMRC declared and paid a dividend of $10.4 million to WMIH, and such funds are available for general corporate purposes.

On July 13, 2018, Merger Sub closed the previously announced Offering of Notes. The proceeds of $1.7 billion from the Offering were deposited into escrow, which upon release will be used, together with the issuance of WMIH’s common stock and WMIH’s cash and restricted cash on hand, to consummate the Nationstar Transaction and the refinancing of certain of Nationstar’s existing debt and to pay related fees and expenses or otherwise in accordance with the terms of the escrow agreement, dated as of July 13, 2018, among Merger Sub, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as escrow agent. For additional information on the Offering, see Note 1: The Company and its Subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes, included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2018 and 2017 and our financial condition as of June 30, 2018 and December 31, 2017 (dollars in thousands, except share and per share data and as otherwise indicated).

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

We have sought to identify and evaluate acquisition opportunities of varying sizes across an array of industries for the purpose of facilitating an acquisition by WMIH of one or more operating businesses. WMIH has worked with our strategic partner, an affiliate of KKR & Co. LP, to identify, consider and evaluate potential mergers, acquisitions, business combinations and other strategic opportunities. During the six months ended June 30, 2018 and the year ended December 31, 2017, through the date of announcing the proposed merger with Nationstar Mortgage Holdings, Inc., we focused primarily on acquisition targets in the financial services industry, including companies with consumer finance, commercial finance, specialty finance, leasing and insurance operations.

On February 12, 2018, WMIH, Nationstar Mortgage Holdings Inc., a Delaware corporation that is currently listed on the New York Stock Exchange under the ticker symbol “NSM” (“Nationstar”), and Wand Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of WMIH (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Nationstar (the “Nationstar Transaction” or the “Merger”), with Nationstar continuing as the surviving corporation and a wholly-owned subsidiary of WMIH. The Merger was unanimously approved by the boards of directors of WMIH and Nationstar and at its Annual Meeting of Stockholders on June 29, 2018, the stockholders of WMIH approved the issuance of shares of common stock to be issued as a portion of the Merger consideration and in exchange for WMIH warrants. The Merger is expected to close on July 31, 2018, subject to the satisfaction of certain closing conditions.

In connection with the Merger, on June 14, 2018, Nationstar Mortgage LLC and Nationstar Capital Corporation, both subsidiaries of Nationstar (the “Existing Note Issuers”), commenced solicitations of consents from holders of the Existing Note Issuers’ 6.500% Senior Notes due 2021 (the “Existing 2021 Notes”) and the Existing Note Issuers’ 6.500% Senior Notes due 2022 (the “Existing 2022 Notes” and, together with the Existing 2021 Notes, the “Existing Notes”) to approve amendments to the indentures governing each of the Existing 2021 Notes (the “Existing 2021 Notes Indenture”) and the Existing 2022 Notes (the “Existing 2022 Notes Indenture” and, together with the Existing 2021 Notes Indenture, the “Existing Indentures” and each, an “ Existing Indenture”) to modify (x) the definition of “Sponsor” in each Existing Indenture to include any of (i) Fortress Investment Group LLC and its Affiliates (as such term is defined in each Existing Indenture) (other than any portfolio company of any of the foregoing) and (ii) KKR and its affiliates, including WMIH and its affiliates (other than any portfolio company of any of the foregoing), and (y) the definition of “Change of Control” (as defined in each Existing Indenture) to provide that the Merger will not constitute a Change of Control under either Existing Indenture.

On June 21, 2018, upon receiving the requisite consents from holders of at least a majority of the outstanding aggregate principal amount of each of the Existing 2021 Notes and the Existing 2022 Notes, the Existing Notes Issuers and the guarantors party to each Existing Indenture executed a supplemental indenture with Wells Fargo Bank, National Association (the “Existing Notes Trustee”) to each of the Existing 2021 Notes Indenture and the Existing 2022 Notes Indenture to reflect the amendments. Pursuant to the terms of each supplemental indenture, the amendments to the applicable Existing Indenture became effective on June 21, 2018, but if the Merger is not consummated on or before November 12, 2018 (as such date may be extended pursuant to the Merger Agreement) or if the Merger Agreement is earlier terminated in accordance with its terms, each supplemental indenture provides that the definitions of “Change of Control” and “Sponsor” in the Existing 2021 Notes Indenture and the Existing 2022 Notes Indenture shall revert to the form in effect prior to June 21, 2018. The success of the consent solicitations with respect to the Existing Notes provides the parties the flexibility to continue their obligations under the Existing Notes Indentures following the Merger, without default or without otherwise triggering redemption obligations thereunder.

On June 29, 2018, Merger Sub entered into a Note Purchase Agreement with Credit Suisse Securities (USA) LLC, Jefferies LLC, Deutsche Bank Securities Inc., HSBC Securities (USA) Inc., Goldman Sachs & Co. LLC, KKR Capital Markets LLC and Morgan Stanley & Co. LLC pursuant to which Merger Sub issued $1,700,000,000 (the “Offering”) of  notes in two series, consisting of  $950,000,000 aggregate principal amount of 8.125% Notes due 2023 (the “2023 Notes”) and $750,000,000 aggregate principal amount of 9.125% Notes due 2026 (the “2026 Notes” and, together with the 2023 Notes, the “Notes”). Merger Sub sold the Notes to the initial purchasers in the Offering, which was exempt from the registration requirements of the Securities Act. The Notes were offered for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. On July 13, 2018 the previously announced Offering was consummated. The parties to the Merger ultimately sought a lower aggregate principal amount of debt financing in the Offering than was permitted pursuant to the commitment letters with the initial purchasers and their affiliates, which provided for commitments of up to $2.75 billion. This reduction in debt quantum that the Company sought to raise was due to Nationstar’s successful consent solicitation in connection with their Existing Notes and their cash on hand, reducing the need for additional funding and liquidity.

The Notes were issued pursuant to the Indenture, dated as of July 13, 2018 (the “Indenture”), among Merger Sub, the Company and Wells Fargo Bank, National Association, as trustee. Interest on the 2023 Notes accrues beginning on July 13, 2018 at a rate of 8.125% per year. Interest on the 2026 Notes accrues beginning on July 13, 2018 at a rate of 9.125% per year. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2019. The 2023 Notes mature on July 15, 2023 and the 2026 Notes mature on July 15, 2026.

The net proceeds from the Offering were deposited into escrow, which upon release will be used, together with the issuance of WMIH’s common stock and WMIH’s cash and restricted cash on hand, to consummate the Nationstar Transaction and the refinancing of certain of Nationstar’s existing debt and to pay related fees and expenses or otherwise in accordance with the terms of the escrow agreement, dated as of July 13, 2018, among Merger Sub, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as escrow agent.

Prior to the consummation of the Merger, the Notes will initially be senior obligations of Merger Sub, secured by the escrowed property, and will be fully and unconditionally guaranteed by the Company. Upon the consummation of the Merger, Nationstar will assume all of the Issuer’s obligations under the Notes (the “Assumption”).  Following the Assumption, the Notes will be senior unsecured obligations of Merger Sub and will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by WMIH and each of Nationstar’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries).

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

WMMRC previously commuted five reinsurance agreements, and the related trust assets were distributed in accordance with the terms of the commutation agreements.  As of June 30, 2018, WMMRC had two remaining reinsurance agreements with the following carriers: Mortgage Guaranty Insurance Corp. and Genworth Mortgage Insurance Corporation.  We may seek opportunities to extract excess capital through commutation of one or more of WMMRC’s remaining reinsurance agreements or otherwise, with a view toward accelerating the distribution of trust assets in excess of the amounts needed to pay claims. On July 10, 2018, WMMRC declared and paid a dividend of $10.4 million to WMIH, and such funds are available for general corporate purposes, as further described in Note 14: Subsequent Events to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q

Our Financial Information

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
•

Results of Operations for the three and six months ended June 30, 2018 and June 30, 2017

For the three months ended June 30, 2018, and 2017 we reported net operating loss of $2.0 million, and net operating income of  $4.1 million, respectively. The components that gave rise to a net operating loss for the three months ended June 30, 2018 and net operating income for the three months ended June 30, 2017 are summarized in the tables below under the Net (Loss) Income section.  The most significant variances between the comparative three month periods ended June 30, 2018 and 2017 include (i) increased revenue of approximately $1.0 million primarily due to higher net investment income, (ii) an increase in general and administrative expense of $3.4 million due primarily to Merger related costs, (iii) reduced interest expense of $0.6 million due to the repayment in full of the Runoff Notes, (iv) a net decrease in underwriting expense of $0.2 million and (v) a reduction of the net benefit from loss contract reserve of $4.5 million when comparing the three months ended June 30, 2018 to the three months ended June 30, 2017.

For the six months ended June 30, 2018, and 2017 we reported net operating loss of $7.6 million, and net operating income of $3.8 million, respectively. The components that gave rise to a net operating loss for the six months ended June 30, 2018 and net operating income for the six months ended June 30, 2017 are summarized in the tables below under the Net (Loss) Income section.  The most significant variances between the comparative six month periods ended June 30, 2018 and 2017 include (i) increased revenue of approximately $1.7 million primarily due to higher net investment income, (ii) an increase in general and administrative expense of $9.1 million due primarily to Merger related costs, (iii) reduced interest expense of $1.2 million due to the repayment in full of the Runoff Notes, (iv) a net decrease in underwriting expense of $0.4 million and (v) a reduction of the net benefit from loss contract reserve of $5.4 million when comparing the six months ended June 30, 2018 to the six months ended June 30, 2017.

For the three months ended June 30, 2018 and 2017, we reported net losses attributable to common and participating stockholders of $2.0 million and $25.8 million, respectively. This $23.8 million reduced loss is primarily the result of the change in fair value of an embedded derivative in the quarter ended June 30, 2017.  This loss on the embedded derivative was recorded during the three months ended June 30, 2017 as a result of the variable conversion feature in our Original Series B Preferred Stock and the change in fair value was reflected as the other expense item “change in fair value of derivative embedded conversion feature.” The conversion price was fixed at $1.35 when the Series B Preferred Stock was amended and extended effective January 5, 2018 which eliminated the derivative accounting requirements for this instrument. As a result, there was no other income or expense for the three months ended June 30, 2018, compared to other expense of $25.4 million for the three months ended June 30, 2017. This item was solely attributable to a change in fair value of the derivative embedded conversion feature and was a non-cash item. Prior to the Series B Amendment, fluctuations in the price of WMIH’s common stock directly impacted the fair value of the derivative instrument. The fair value of this derivative instrument was analyzed in each reporting period and any change in fair value of the embedded conversion feature impacted other income or expense, as the case may be, in the applicable reporting period. In the future, as a result of the Series B Amendment, there will be no change to the fair value of this derivative instrument as, due to modification, it was determined to no longer exist and was reclassified to equity. For additional details on the derivative-embedded conversion feature, see Note 9: Capital Stock and Derivative Instruments and Note 13: Fair Value Measurement to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition to this change, several other items had an impact on increased losses for the three months ended June 30, 2018 compared to net income attributable to common and participating stockholders for the period ended June 30, 2017. These items include increased net investment income and decreased interest expense. Our revenues increased primarily due to improved earnings on our investment portfolio including the restricted cash equivalents. Interest expense decreased as a result of the total redemption of our Runoff Notes, as discussed further below.  The decrease in the loss contract reserve was $4.5 million less in the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, resulting in an increased loss.  Underwriting expenses were lower on a comparative basis, primarily due to smaller increases in premium deficiency reserves in the three months ended June 30, 2018 as compared to increases in premium deficiency reserves during the three months ended June 30, 2017 as further described below in this Item 2 of Part I, under “Losses or Benefits Incurred and Losses and Loss Adjustment Expenses.”

For the six months ended June 30, 2018 and 2017, we reported net losses attributable to common and participating stockholders of $7.8 million and $12.5 million, respectively. This $4.7 million decreased loss is primarily the result of the change in fair value of an embedded derivative in the quarter ended June 30, 2017 offset by higher expenses related to the Merger in 2018.  As described above, there was no other income or expense for the six months ended June 30, 2018, compared to other expense of $7.4 million for the six months ended June 30, 2017. In addition to this change, several other items had an impact on decreased losses for the six months ended June 30, 2018 compared to net losses attributable to common and participating stockholders for the period ended June 30, 2017. These items include increased net investment income and decreased interest expense. Our revenues increased primarily due to improved earnings on our investment portfolio including the restricted cash equivalents. Interest expense decreased as a result of the total redemption of our Runoff Notes, as discussed further below.  General and administrative expenses increased due to higher Merger related professional fees.  The decrease in the loss contract reserve was less in the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, resulting in an increased loss.  Underwriting expenses were lower on a comparative basis, primarily due to smaller increases in premium deficiency reserves in the six months ended June 30, 2018 as compared to increases in premium deficiency reserves during the six months ended June 30, 2017 as further described below in this Item 2 of Part I, under “Losses or Benefits Incurred and Losses and Loss Adjustment Expenses.”

The total revenue for the three months ended June 30, 2018 was $3.1 million, compared to revenue of $2.0 million for the three months ended June 30, 2017. The total revenue for the six months ended June 30, 2018 was $5.3 million, compared to revenue of $3.6 million for the six months ended June 30, 2017. The increase in revenue is attributable to higher short-term interest rates and the resulting improved earnings on our investment portfolio, however, WMMRC continues to experience decreasing premium revenue due to operating in runoff mode and we expect this trend in decreasing premium revenue to continue.

Underwriting expenses (defined as losses and loss adjustment expenses and ceding commission expenses) decreased by $0.2 million resulting in a benefit of $0.1 million for the three months ended June 30, 2018 compared to an expense of $0.1 million for the three months ended June 30, 2017. Underwriting expenses decreased by $0.4 million resulting in a benefit of $0.1 for the six months ended June 30, 2018 compared to an expense of $0.3 million for the six months ended June 30, 2017. These changes in expense are related to the operation of WMMRC in runoff mode and the corresponding decrease in revenues and the change in premium deficiency reserves as further described below in this Item 2 of Part I under “Losses or Benefits Incurred and Losses and Loss Adjustment Expenses.” As more fully described in Note 2: Significant Accounting Policies to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, WMMRC has recorded reserves based on ceded case reserves and incurred but not recorded (“IBNR”) loss levels established and reported by the primary mortgage guaranty carriers as of each reporting period. Management believes that its estimate of aggregate liability for unpaid losses and loss adjustment expenses as of June 30, 2018 represents its best estimate, based upon the available data, of the amount necessary to cover the current cost of losses.

As of June 30, 2018 and December 31, 2017 the loss contract reserve was analyzed and determined to have a value of zero and the value is expected to remain at zero.  The value of the loss contract reserve remained unchanged during the six months ended June 30, 2018 and it decreased by $4.5 million during the three months ended June 30, 2017. The value of the loss contract reserve remained unchanged during the six months ended June 30, 2018 and it decreased by $5.4 million during the six months ended June 30, 2017. Consequently, there was a related reduction of expenses due to the change in value of the loss contract reserve for the three and six months ended June 30, 2017.  The loss contract reserve was established at a value of $63.1 million on March 19, 2012 as a result of our reorganization. The loss contract reserve decrease during the three and six months ended June 30, 2017 is attributed primarily to lower than expected losses and resulting changes in the expected timing of assets being released from trust accounts held at WMMRC.

For the three months ended June 30, 2018, our investment portfolio reported net investment income of $3.1 million as compared to net investment income of $1.7 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, our investment portfolio reported net investment income of $5.2 million as compared to net investment income of $2.9 for the six months ended June 30, 2017. The increase in investment income is primarily the result of higher short-term interest rates during 2018 compared to 2017. The components of the investment income are more fully described below in this Item 2 of Part I, under “Net Investment Income.”

General and Administrative Expenses

For the three months ended June 30, 2018 our general and administrative expenses totaled $5.2 million compared to $1.8 million for the three months ended June 30, 2017. For the six months ended June 30, 2018 our general and administrative expenses totaled $12.9 million compared to $3.8 million for the six months ended June 30, 2017. General and administrative expenses increased due to costs incurred primarily in connection with the Nationstar Transaction, including professional fees and costs related to various SEC and regulatory filings required by the Nationstar Transaction.

Interest Expense

For the three and six months ended June 30, 2018, we incurred no interest expense, compared to $0.6 million and $1.2 million of interest expense incurred during the three and six months ended June 30, 2017, respectively, all of which related to the Second Lien Notes, which are further described below in this Item 2 of Part I, under “Redeemed Notes.” The First Lien Notes were fully redeemed on April 15, 2015, and the Second Lien Notes were fully redeemed on September 29, 2017. The Indentures pertaining to these Notes were satisfied and discharged.

Gain (Loss) on Change in Fair Value of Embedded Conversion Feature

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

During the three and six months ended June 30, 2018, there was no impact from the embedded derivative, since the embedded derivative no longer required bifurcation, due to the modification of Original Series B Preferred Stock.  During the three and six months ended June 30, 2017, the fair value of the derivative asset decreased by $25.4 million and $7.4 million, respectively, resulting in the recognition of a loss on change in fair value of derivative embedded conversion feature.

Net (Loss) Income

We reported a net operating loss for the three months ended June 30, 2018 totaling $2.0 million compared to net operating income of $4.1 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, we reported a net loss attributable to common and participating stockholders of $2.0 million compared to a net loss attributable to common and participating stockholders of $25.8 million for the three months ended June 30, 2017.

The primary factors impacting the change in net operating (loss) income and the change in net loss attributable to common and participating stockholders for the three months ended June 30, 2018 compared to the results for the three months ended June 30, 2017, are summarized in the tables below.

Three months ended June 30, 2018 versus three months ended June 30, 2017 summary of change in net operating (loss) income and net loss attributable to common and participating stockholders (in thousands):

	Three months ended June 30, 2018	Three months ended June 30, 2017	Percentage change favorable (unfavorable)	Dollar value change favorable (unfavorable)
Net revenues	$3,077	$2,032	51%	$1,045
Underwriting (benefit) expense (net)	(135)	108	225%	243
General and administrative expenses	5,208	1,786	(192%)	(3,422)
Loss contract reserve reduction	—	(4,519)	(100%)	(4,519)
Interest expense	—	599	100%	599
Net operating (loss) income	(1,996)	4,058	(149%)	(6,054)
Loss on change in value of derivative embedded conversion feature	—	(25,382)	100%	25,382
Redeemable convertible series B preferred stock dividends	—	(4,500)	100%	4,500
Net loss attributable to common and participating stockholders	$(1,996)	$(25,824)	92%	$23,828

We reported a net operating loss for the six months ended June 30, 2018 totaling $7.6 million compared to net operating income of    $3.8 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, we reported a net loss attributable to common and participating stockholders of $7.8 million compared to a net loss attributable to common and participating stockholders of $12.5 million for the six months ended June 30, 2017.

The primary factors impacting the change in net operating (loss) income and the change in net loss attributable to common and participating stockholders for the six months ended June 30, 2018 compared to the results for the six months ended June 30, 2017, are summarized in the tables below.

Six months ended June 30, 2018 versus six months ended June 30, 2017 summary of change in net operating (loss) income and net loss attributable to common and participating stockholders (in thousands):

	Six months ended June 30, 2018	Six months ended June 30, 2017	Percentage change favorable (unfavorable)	Dollar value change favorable (unfavorable)
Net revenues	$5,270	$3,642	4 5%	$1,628
Underwriting (benefit) expense (net)	(73)	252	129%	325
General and administrative expenses	12,922	3,798	(240%)	(9,124)
Loss contract reserve reduction	—	(5,435)	(100%)	(5,435)
Interest expense	—	1,209	100%	1,209
Net operating (loss) income	$(7,579)	$3,818	(299%)	$(11,397)
Loss on change in value of derivative embedded conversion feature	—	(7,353)	100%	7,353
Redeemable convertible series B preferred stock dividends	(200)	(9,000)	98%	8,800
Net loss attributable to common and participating stockholders	$(7,779)	$(12,535)	38%	$4,756

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

Net Premiums Earned

The majority of WMMRC’s reinsurance contracts require premiums to be written and earned monthly. In a few cases, the premiums earned reflect the pro rata inclusion into income of premiums written over the life of the reinsurance contracts. Details of premiums earned are provided in the following table:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Net premiums assumed (released)	$18	$319	$2	$524
Change in unearned premiums	—	10	39	235
Premiums earned	$18	$329	$41	$759

For the three months ended June 30, 2018, premiums earned totaled $18 thousand, a decrease of $311 thousand when compared to premiums earned of $329 thousand for the three months ended June 30, 2017. For the six months ended June 30, 2018, premiums earned totaled $41 thousand, a decrease of $718 thousand when compared to premiums earned of $759 thousand for the six months ended June 30, 2017. The Company’s premiums earned are expected to continue to decrease due to WMMRC operating in runoff mode.

Losses or Benefits Incurred and Losses and Loss Adjustment Expenses

Losses incurred include losses paid and changes in loss reserves, including reserves for IBNR losses, premium deficiency reserves net of actual and estimated loss recoverable amounts. Details of net losses or benefits incurred for the three and six months ended June 30, 2018 and 2017, respectively, are provided in the following table:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Losses and loss adjustment (benefit) expense	$(135)	$65	$(73)	$159

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

For the three and six months ended June 30, 2018, the benefit ratios were a 750% and 178%, compared to loss ratios of 20% and 21% for the three and six months ended June 30, 2017, respectively. The loss or benefit ratio is calculated by dividing incurred benefit or losses for the period by earned premiums. The ratio provides a measure of underwriting profit or loss. Loss reinsurance contracts

(which represent the significant majority of our loss exposure) are generally structured with limits set on the aggregate amount of losses that can be incurred over the life of such contract. Upon reaching such limits, no additional losses may be realized under the terms of the contract. Nevertheless, even when applicable contract limits are reached, revenues from premiums collected continue to be ceded for the remaining life of the contract. Beginning in 2013, a majority of WMMRC’s reinsurance arrangements for the 2006 through 2008 book years reached their respective loss limits. As a result, WMMRC does not expect to incur any additional losses for those book years; however, WMMRC may continue to realize revenues from those book years, to the extent premiums are ceded therefrom.

The components of the liability for losses and loss adjustment reserves are as follows at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Case-basis reserves	$12	$151
IBNR reserves	1	1
Premium deficiency reserves	260	322
Total losses and loss adjustment reserves	$273	$474

Losses and loss adjustment reserve activity are as follows for the periods ended June 30, 2018 and December 31, 2017, respectively:

	Six months ended June 30, 2018	Year ended December 31, 2017
Balance at beginning of period	$474	$811
Incurred - prior periods	(73)	19
Paid or terminated - prior periods	(128)	(356)
Total losses and loss adjustment reserves	$273	$474

Net Investment Income

The increase in investment income during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 is primarily the result of higher short-term interest rates during 2018 as compared to 2017. A summary of our net investment income for the three and six months ended June 30, 2018 and 2017, respectively, is as follows:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Investment income:
Amortization of premium or discount on fixed-maturity securities	$(6)	$(45)	$(13)	$(76)
Investment income on fixed-maturity securities	1	153	18	331
Interest income on cash and cash equivalents	2,878	1,618	5,149	2,632
Realized gain (loss) from sale of investments	6	(25)	2	(27)
Unrealized gain on cash equivalents held at period end	163	—	58	—
Unrealized gain on trading securities held at period end	17	2	15	23
Net investment income	$3,059	$1,703	$5,229	$2,883

Federal Income Taxes

The Company has no current tax expense or liability due as a result of its tax loss position for periods ended June 30, 2018, June 30, 2017 and December 31, 2017. More detailed information regarding the Company’s tax position including net operating loss (“NOL”) carry-forwards is provided in Note 5: Income Taxes to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017 and in Note 5: Income Taxes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company files a consolidated federal income tax return. Pursuant to a tax sharing agreement, WMMRC’s federal income tax liability is calculated on a separate return basis determined by applying the current tax rate to taxable income, in accordance with the provisions of the Internal Revenue Code (the “Code”) that apply to mortgage insurance companies. WMIH, as WMMRC’s parent, pays federal income taxes on behalf of WMMRC and settles the federal income tax obligation on a current basis in accordance with the tax sharing agreement. WMMRC made no tax payments to WMIH during the periods ended June 30, 2018 and December 31, 2017 associated with the Company’s tax liability from the current or preceding periods.

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

We believe WMIH experienced an ownership change under Section 382 of the Code in connection with its bankruptcy plan becoming effective. Prior to emergence from bankruptcy, WMI abandoned the stock of Washington Mutual Bank, thereby generating a worthless stock deduction of approximately $8.37 billion, which gave rise to a NOL carry-forward for the year ended December 31, 2012. We believe that the total available and utilizable NOL carry-forward at December 31, 2017 was approximately $6.0 billion and at June 30, 2018 we believe that there was no limit under Section 382 of the Code on the use of these NOLs. As of June 30, 2018 and December 31, 2017, the Company recorded a valuation allowance equal to 100% of the net deferred federal income tax asset due to uncertainty regarding the Company’s ability to realize these benefits in the future.

On December 22, 2017, the Tax Cuts and Jobs Act, which reforms U.S. Tax legislation and related laws, was signed into law. One of the provisions of the new tax law reduced the Company’s U.S. federal corporate income tax rate from 35% to 21%. Our deferred tax assets, although fully reserved, have been revalued at the lower rate as of December 31, 2017, resulting in a reduction of the deferred tax asset of $842.9 million and a corresponding change in the related valuation allowance. The Company continues to evaluate the impact of the new tax law on its financial condition and results of operations.

Investments

General

The investment portfolio, which excludes cash and funds in overnight money market funds, was fully liquidated during the quarter ended June 30, 2018 and therefore has no remaining balance.  At December 31, 2017 the portfolio totaled $3.7 million. The Company held $575.8 million and $578.9 million of restricted cash from the Series B Preferred Stock financing in its escrow account at June 30, 2018 and December 31, 2017, respectively.

The value of the consolidated Company’s total cash and investments decreased during the three months ended June 30, 2018. Cash and investments, which excludes restricted cash of $575.8 million and $578.9 million at June 30, 2018 and December 31, 2017, respectively, totaled $29.8 million and $34.6 million at June 30, 2018 and December 31, 2017, respectively. This decrease in investments was primarily related to payment of general and administrative costs related to the Merger.

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

During the six months ended June 30, 2018 and the year ended December 31, 2017, we transferred zero and $2.4 million, respectively, of corporate securities that mature within 12 months from Level 2 to Level 1, due to improved liquidity in capital markets for those securities. Please refer to Note 4: Investment Securities to the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our investment securities.

WMIH

WMIH’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income in the condensed consolidated statements of income.  At June 30, 2018 and at December 31, 2017, WMIH held no investment securities. WMIH also had $17.2 million and $21.2 million in cash and cash equivalents at June 30, 2018 and December 31, 2017, respectively.

WMMRC

WMMRC’s investments are valued at fair value and any unrealized gains or losses are reflected in net investment income (loss) in the condensed consolidated statements of operations. In June 2018, management liquidated all investment securities at WMMRC. At June 30, 2018, WMMRC had $12.5 million in cash and cash equivalents and approximately 6% of these cash and cash equivalents were held in two trusts for the benefit of primary mortgage insurers with whom WMMRC established agreements to reinsure private mortgage insurance risk. The investment portfolio, which excludes cash and funds in overnight money market funds, was fully liquidated during the quarter ended June 30, 2018 and therefore has no remaining balance. At December 31, 2017 the portfolio was valued at $3.7 million.

Liquidity and Capital Resources

General

WMIH is organized as a holding company and has limited operations of its own. With respect to its own operations, WMIH’s continuing cash needs are limited to the payment of general and administrative expenses related to its ongoing business operations and costs related to possible acquisitions.

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

The repayment of $18.8 million of Second Lien Notes and the $18.0 million in cash dividends on our Series B Preferred Stock were our largest uses of cash during the year ended December 31, 2017. Our largest use of cash during the six months ended June 30, 2018 was for general and administrative expenses, primarily related to the Nationstar Transaction. The Series B Amendment, effective January 5, 2018, eliminated the requirement to pay cash dividends on the Series B Preferred Stock. Additionally, principal and interest payments on the “Runoff Notes” described below in this Item 7 under “Redeemed Notes” will not be an ongoing use of cash as the Runoff Notes have been paid in full.

Subsequent to January 5, 2018, we are required (if and when declared by our Board) to pay cumulative regular dividends on the outstanding Series B Preferred Stock in common stock, at an annual rate of 5% of the liquidation preference of $1,000 per share. WMIH has declared and paid $1.0 million, $4.5 million, and $18.0 million of cash dividends on its Series B Preferred Stock during the six months ended June 30, 2018 and 2017 and the year ended December 31, 2017, respectively, and had accrued an additional $0.7 million and $0.8 million of cash dividends based on the 3% interest rate during the period ended June 30, 2017 and the year ended December 31, 2017, respectively.  There is no accrual for dividends at June 30, 2018 as the dividend, if declared and paid will be paid in common stock and the dividend cost would be offset by an increase in equity.  The $1.0 million cash dividend paid during 2018 relates to the period between December 15, 2017, the latest date cash dividends were paid in 2017, through January 4, 2018, the final date for which cash dividends were payable under the Original Series B Preferred Stock. On June 15, 2018, 9,652,268 shares of WMIH common stock were issued in payment of the dividend due on the Series B Preferred Stock for the period January 5, 2018 through June 15, 2018.  These shares were valued at the closing market price $1.35 per share on June 15, 2018, the date of issuance.  An increase to additional paid in capital and a resulting decrease to retained earnings of $12.9 million were recorded on that date.

On February 12, 2018, WMIH, Nationstar and Merger Sub entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Nationstar, with Nationstar continuing as the surviving corporation and a wholly-owned subsidiary of WMIH.  Subject to the terms and conditions of the Merger Agreement, at the Effective Time of the Merger and as a result of the Merger, each share of Nationstar’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned, directly or indirectly, by Nationstar, WMIH or Merger Sub or by any Nationstar stockholder who properly exercises and perfects appraisal of his, her or its shares under Delaware law) will be converted into the right to receive, at the election of the holder of such share, (i) $18.00 per share in cash, without interest, or (ii) 12.7793 shares of validly issued, fully paid and nonassessable shares of WMIH common stock, subject in each case to pro rata cutbacks to the extent cash or stock is oversubscribed (the “Merger Consideration”). The aggregate amount of cash to be paid as Merger Consideration in the Merger is approximately $1.2 billion.  The Merger is expected to close on July 31, 2018, subject to the satisfaction of certain closing conditions.

WMIH currently plans to fund the cash component of the Merger Consideration, the repayment of approximately $1.1 billion of outstanding senior unsecured notes of Nationstar and its subsidiaries, and the payment of fees and expenses related to the Merger through a combination of escrowed funds, cash on hand, proceeds from the issuance of debt securities, and borrowings under credit facilities.

On July 13, 2018, Merger Sub issued $1.7 billion in aggregate principal amount of Notes, the proceeds of the sale of which were deposited into an escrow account. Upon release, the escrowed proceeds will be used, together with the issuance of WMIH’s common stock and WMIH’s cash and restricted cash on hand, to consummate the Nationstar Transaction and the refinancing of certain of Nationstar’s existing debt and to pay related fees and expenses or otherwise in accordance with the terms of the escrow agreement, dated as of July 13, 2018, among Merger Sub, Wells Fargo Bank, National Association, as trustee, and Wells Fargo Bank, National Association, as escrow agent. If the Nationstar Transaction is not completed by the earlier of the termination of the Merger Agreement or November 12, 2018, subject to extension pursuant to the terms of the Merger Agreement, the Company will be required to redeem the Notes and the proceeds from the sale of the Notes will be automatically released from escrow and used to fund such redemption.

Upon the closing of the Nationstar Transaction, all of the outstanding Series B Preferred Stock will be mandatorily converted into WMIH common stock at a price of $1.35 per share, and holders of Series B Preferred Stock will be entitled to a special, one-time distribution of WMIH common stock and accrued and unpaid dividends payable in WMIH common stock.

If we do not consummate the Nationstar Transaction or another Qualified Acquisition, or take other actions to extend the redemption date applicable to, or to refinance or modify the terms of, the Series B Preferred Stock, then we are obligated to redeem any outstanding Series B Preferred Stock on October 5, 2019 (the “Series B Redemption Date”); provided, if prior to the Series B Redemption Date we have publicly announced that WMIH has entered into a definitive agreement for an Acquisition, the Series B Redemption Date will be extended to the earlier of April 5, 2020 and the day immediately following the date such definitive agreement is terminated or the date such Acquisition is closed. All or a portion of the Series B Preferred Stock automatically converts into WMIH common stock upon consummation of a Qualified Acquisition or an Acquisition, as the case may be. If an Acquisition occurs but a Qualified Acquisition does not occur, we are obligated to redeem any shares of the Series B Preferred Stock that have not converted into WMIH common stock and remain outstanding on the Series B Redemption Date.   If the Nationstar Transaction does not close on or prior to the Series B Redemption Date, by virtue of the execution and public announcement by WMIH of the Merger Agreement, the Series B Redemption Date will be extended to the earlier of April 5, 2020 and the day immediately following the date the Merger Agreement is terminated or the date the Nationstar Transaction is closed. The aggregate redemption price that is payable in cash, assuming all 600,000 shares of the Series B Preferred Stock remain outstanding, is $600.0 million.

In addition, we are required to offer to repurchase (if not previously converted) the Series B Preferred Stock upon a Change of Control (as such term is defined in Article VI of WMIH’s Amended and Restated Certificate of Incorporation (the “Existing Charter,” and, inclusive of the Series B Amendment, the “Amended Charter”)).

In the event we are unable to consummate the Nationstar Transaction or another Qualified Acquisition prior to the Series B Redemption Date, including any extension thereof, the redemption or repurchase of the Series B Preferred Stock would substantially deplete our available cash for acquisitions and business operations and could have a material adverse effect on our financial condition and ability to continue business operations.  There can be no assurance that we will complete the Nationstar Transaction or an alternative Qualified Acquisition prior to the Series B Redemption Date, including any extension thereof.

Other than the debt to be incurred under our financing plan related to the Nationstar Transaction, we have no current plans to seek additional debt or equity financing prior to the closing of the Merger.  If the Nationstar Transaction is not consummated, we may in the future explore various financing alternatives to fund our external growth strategy, including improving our capital structure, which may include increasing, reducing and/or refinancing debt, amending the terms of outstanding preferred stock, pursuing capital raising activities, such as the issuance of new preferred or common equity and/or a rights offering to our existing stockholders, launching an exchange offer, and pursuing other transactions involving our outstanding securities. There can be no assurance that any such future transaction will occur or, if so, on what terms.

Liquidity Management

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet obligations and other commitments on a timely and cost-effective basis. The Company establishes and maintains liquidity guidelines for WMIH as well as for WMMRC, its operating subsidiary. Funds held by WMMRC are not available to WMIH to satisfy its liquidity needs until any proposed dividend payment is approved by the Insurance Division of the State of Hawaii. In light of the restrictions on dividends applicable to WMMRC, WMIH’s principal sources of liquidity are its unrestricted investments, investment income derived from these investments and fees paid to WMIH by WMMRC with respect to services provided pursuant to the two services agreements approved by the Insurance Division of the State of Hawaii. Additionally, WMIH also has approximately $575.8 million of restricted cash held in escrow, which was received by WMIH in connection with the Series B Preferred Stock financing. These funds are only available for Acquisitions and Qualified Acquisitions, including reasonable attorney fees and expenses, accounting expenses, due diligence, contractual payments such as termination fees and financial advisor fees and expenses. Because of the runoff nature of WMMRC’s business, as discussed above, all cash available to WMMRC is first used to pay reinsurance losses and loss adjustment expenses, ceding commissions, and general and administrative expenses. Excess cash, if any, is distributed to WMIH as a dividend upon approval of the WMMRC board of directors and the Insurance Division of the State of Hawaii.

The Company monitors operating activities, forecasts liquidity needs and adjusts composition of investment securities in order to address liquidity needs. The Company historically had negative monthly cash flows primarily due to loss expenses at WMMRC, general and administrative costs, interest payable on Runoff Notes and dividend payments on the Original Series B Preferred Stock. As a result, the Company maintains a very high quality and short duration investment portfolio in order to match its liability profile at both levels of the consolidated organization. Now that we are no longer required to pay cash dividends on the Series B Preferred Stock and instead pay dividends in our common stock, our liquidity needs have been reduced.

WMMRC had net assets totaling $12.4 million and $13.1 million as of June 30, 2018 and December 31, 2017, respectively. These net assets are not immediately available for distribution to WMIH due to restrictions imposed by the trust arrangements referenced above, and the requirement that the Insurance Division of the State of Hawaii must approve dividends from WMMRC to WMIH. On July 5, 2018, the State of Hawaii Insurance Division approved a transfer of up to $11.1 million and on July 10, 2018, WMMRC declared and paid a dividend of $10.4 million to WMIH, and such funds are available for general corporate purposes.  See Note 14: Subsequent Events in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Capital Structure and Management

WMIH’s capital structure consists of stockholders’ equity and Original Series B Preferred Stock proceeds held in escrow, which is classified as mezzanine (non-permanent equity), as of June 30, 2018.  We issued term debt of $130.0 million represented by the Runoff Notes on the Effective Date. The First Lien Notes were redeemed in their entirety on April 15, 2015 and the First Lien Indenture was satisfied and discharged on April 27, 2015.  The Second Lien Notes were redeemed in their entirety on September 29, 2017 and the Second Lien Indenture was satisfied and discharged on October 2, 2017.

On the Effective Date, all shares of common and preferred equity securities previously issued by WMI were cancelled and extinguished. Upon reincorporation in Delaware on May 11, 2015, pursuant to the Amended Charter, WMIH is authorized to issue up to 3,500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, each with a par value of $0.00001 per share. As of June 30, 2018, 216,664,908 shares of WMIH’s common stock, 1,000,000 shares of WMIH’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and 600,000 shares of WMIH’s Series B Preferred Stock, were issued and outstanding.

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

On January 5, 2015, WMIH announced that it had completed the Series B Preferred Stock financing of 600,000 shares of Original Series B Preferred Stock for aggregate gross proceeds of $600.0 million, pursuant to the Purchase Agreement with Citigroup Global Markets Inc. and KKR Capital Markets LLC (together the “Initial Purchasers”). In connection with the Series B Preferred Stock financing, WMIH entered into an Escrow Agreement (as amended, the “Escrow Agreement”) with Citibank, N.A., as Escrow Agent, pursuant to which WMIH caused to be deposited with the Escrow Agent the amount of $598.5 million representing the net proceeds of the Original Series B Preferred Stock financing less offering fees payable on January 5, 2015 but before payment of other offering fees and expenses (including fees contingent upon future events). These net proceeds will be released from escrow from time to time to WMIH as instructed by WMIH in amounts necessary to, among other things, explore and/or fund, in whole or in part, acquisitions, whether completed or not and as needed to consummate an Acquisition or Qualified Acquisition, including reasonable attorney fees and expenses, accounting expenses, due diligence, contractual payments such as termination fees and financial advisor fees and expenses.

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

While WMIH is not subject to regulatory capital requirements, WMMRC is required to comply with various solvency and liquidity requirements pursuant to the insurance laws of the State of Hawaii. WMMRC is required to maintain minimum capital and surplus requirements of an amount established under applicable Hawaii law and deemed appropriate by the Insurance Division of the State of Hawaii. As of June 30, 2018, management believes that WMMRC is compliant with applicable statutory solvency, liquidity and minimum capital and surplus requirements. The payment of dividends by WMMRC is subject to statutory restrictions imposed by Hawaii insurance laws and regulations and requires approval from the Insurance Division of the State of Hawaii. In addition, the Second Lien Indenture, prior to its discharge and release on September 29, 2017, imposed restrictions on WMMRC business activities. During the six months ended June 30, 2018 and the year ended December 31, 2017, WMMRC paid zero and $20.8 million, respectively, in cash dividends to WMIH which, prior to discharge and satisfaction of the Second Lien Indenture on October 5, 2017, were deposited into the Collateral Account (as defined below) and were distributed in accordance with the Second Lien Indenture. Subsequent to October 5, 2017, distributions from WMMRC to WMIH were deposited directly into WMIH’s general cash accounts and are available for general corporate purposes.

In connection with our emergence from bankruptcy on the Effective Date, a “Disputed Equity Escrow” was created for the benefit of certain holders of disputed equity interests. Such Disputed Equity Escrow was created to hold shares of WMIH’s common stock (as well as any dividends, gains or income attributable in respect of such common stock) allocable, on a pro rata basis, to each holder of such disputed equity interest if and when such interest becomes an allowed equity interest in the bankruptcy. The liquidating trustee of the Trust, William Kosturos (the “Liquidating Trustee”), acts as escrow agent with respect to the Disputed Equity Escrow. As of June 30, 2018, 1,546,294 shares of WMIH’s common stock were held in the Disputed Equity Escrow. Until such time as all of WMIH’s common stock has been distributed from the Disputed Equity Escrow as a result of all disputed equity claims becoming allowed equity interests or all disputed equity claims being disallowed in the bankruptcy, the Liquidating Trustee is vested with the authority to exercise voting or consent rights with respect to such stock; provided, however, that the Liquidating Trustee is obligated to vote or consent, as the case may be, as to such stock in the same proportion as all other holders of WMIH’s common stock have voted or consented, in each case on an issue-by-issue basis. The Trust has no right to or entitlement in any shares of WMIH’s common stock held in the Disputed Equity Escrow. Additionally, WMIH does not have any right to, or interest in, any shares of its common stock held by the Disputed Equity Escrow.

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

Total amounts incurred under the Investment Management Agreement and Administrative Services Agreement totaled $0.7 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. The expense and related income eliminate on consolidation.

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

Based on elections of certain holders of claims in connection with our bankruptcy prior to the Effective Date, WMIH retained an economic interest in certain litigation proceeds, if any, recovered by the Trust, including those related to the D&O Litigation. During the years ended December 31, 2017, 2016 and 2015, WMIH had other income of $123 thousand, $123 thousand and $7.8 million, respectively, as a result of its receipt of its share of net litigation proceeds related to the D&O Litigation.  As of June 30, 2018, $1.5 million remained in the RSA Reserve.  Under the RSA, funds are released from the RSA Reserve to the Trust if and when certain designated conditions are satisfied.  If and when these funds are released to the Trust, and to the extent WMIH is entitled to receive such funds, it is anticipated the Trust will make payments to WMIH in an amount equal to WMIH’s share of the litigation proceeds.  Due to the contingent nature of future distributions from the RSA Reserve, there can be no assurance that WMIH will receive any distributions from the remaining balance in the RSA Reserve in the future. During the six months ended June 30, 2018, WMIH has not received any litigation proceeds from the Trust, other than as described above.

As a result of the Company’s reorganization in bankruptcy, an intangible asset was identified related to reinsurance contracts which were held by WMMRC. The contracts were evaluated to determine whether the value attributable to such contracts was either above market or in a loss contract position. After taking such evaluation into consideration, a loss contract reserve totaling $63.1 million was recorded on the Effective Date. The reserve has been evaluated at each reporting date for changes to its value. As of both June 30, 2018 and December 31, 2017, the loss contract reserve was analyzed and determined to have a value of zero.  The value of this reserve remained unchanged during the six months ended June 30, 2018, and decreased by $5.4 million during the six months ended June 30, 2017. During periods that the reserve changes in value, a corresponding increase or decrease in expenses of the same amount is recorded. During the six months ended June 30, 2017 a decrease in expenses of $5.4 million was realized. The value of this reserve has been reduced to zero, primarily due to the extraction of cash proceeds from WMMRC occurring earlier than initially projected and the elimination of the higher cost of capital associated with the Runoff Notes which have now been paid in their entirety. For additional information see Note 2: Significant Accounting Policies in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

In conjunction with the Series B Preferred Stock financing, the Company is contractually committed to make certain fee payments if future events occur.  These fees are recorded and presented on our condensed consolidated balance sheets as other liabilities. At June 30, 2018, the total balance of $20.6 million of other liabilities is comprised of $8.3 million of accrued fees relating to the Series B Preferred Stock financing and an accrual for professional fees and recurring business expenses currently payable of approximately $12.3 million.

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

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the disclosure controls and procedures of the Company as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2018, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act:

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

As of June 30, 2018, the Company was not a party to, or aware of, any pending legal proceedings or investigations requiring disclosure at this time.

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

On June 26, 2018, the plaintiff and the defendants (together, the “Parties”) entered into a memorandum of understanding (the “MOU”) to resolve the claims asserted by the plaintiff. Pursuant to the MOU, the Parties agreed that the defendants would cause to be made the supplemental disclosures set forth in the Form 8-K filed by the defendants on June 26, 2018. The MOU further specifies that, within five (5) business days of the closing of Merger, the Parties will file a stipulation of dismissal of the action pursuant to Federal Rule of Civil Procedure 41(a). That stipulation will dismiss plaintiff’s individual claims with prejudice, and dismiss the claims purportedly asserted on behalf of a putative class of Nationstar shareholders without prejudice. The MOU will not affect the timing of the Merger or the amount or form of consideration to be paid in the Merger. The defendants believe that the action is without merit.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and the factors discussed below.

We have issued a significant amount of indebtedness, which remains in escrow pending the closing of the Merger. This indebtedness continues to accrue interest at a significant rate and is governed by an Indenture that subjects us to certain operating and financial restrictions.

If the Merger is terminated or a special mandatory redemption occurs, we will need to repay the notes plus accrued interest. Funds in the note escrow account would be used to repay principal on the notes, however, we would likely need to utilize funds currently held in restricted accounts to pay the accrued interest expense, which would reduce our capital available to complete Acquisitions and could negatively impact our ability to execute and complete a Qualified Acquisition. Additionally, we might be unable to redeem 100% of the Series B Preferred Stock on the redemption date if we are unable to execute and complete a replacement Qualified Acquisition.

Furthermore, prior to the consummation of the Merger, the Indenture contains covenants that impose significant restrictions on our operating and financial activities, including, without limitation, making any restricted payment, incurring any debt, incurring any Liens (as defined in the Indenture) except in favor of the holders of the Notes or Wells Fargo Bank, National Association, as trustee, entering into any merger, consolidation or sale of all or substantially all of our assets or engaging in any transaction with our affiliates, subject to certain exceptions. As a result of the restrictions in the Indenture, our operational and financial flexibility is significantly limited.

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

WMIH CORP.
(Registrant)
Dated: July 27, 2018	By:	/s/ William C. Gallagher
	Name:	William C. Gallagher
	Title:	Chief Executive Officer
Dated: July 27, 2018	By:	/s/ Timothy F. Jaeger
	Name:	Timothy F. Jaeger
	Title:	Interim Chief Financial Officer