Form 10-Q
period 2018-09-30
Mr. Cooper Group Inc.
filed 2018-11-09
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 001-14667

________________________________________________________________________________________________________

Mr. Cooper Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-1653725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8950 Cypress Waters Blvd, Coppell, TX	75019
(Address of principal executive offices)	(Zip Code)

(469) 549-2000
Registrant’s telephone number, including area code
________________________________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12(b)-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of November 2, 2018 was 90,813,598.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	3

	Consolidated Statements of Operations (unaudited) for the Successor’s Two Months Ended September 30, 2018 and the Predecessor’s One and Seven Months Ended July 31, 2018 and Nine Months Ended September 30, 2017	4

	Consolidated Statements of Stockholders’ Equity (unaudited) for the Successor’s Two Months Ended September 30, 2018 and the Predecessor’s Seven Months Ended July 31, 2018 and Nine Months Ended September 30, 2017	5

	Consolidated Statements of Cash Flows (unaudited) for the Successor’s Two Months Ended September 30, 2018 and the Predecessor’s Seven Months Ended July 31, 2018 and Nine Months Ended September 30, 2017	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	76

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	129

Item 4.	Controls and Procedures	129

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	130

Item 1A.	Risk Factors	131

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	146

Item 3.	Defaults Upon Senior Securities	146

Item 4.	Mine Safety Disclosures	146

Item 5.	Other Information	146

Item 6.	Exhibits	148

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	Successor	Predecessor
	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$198	$215
Restricted cash	332	360
Mortgage servicing rights, $3,485 and $2,937 at fair value, respectively	3,500	2,941
Advances and other receivables, net of reserves of $20 and $284, respectively	1,174	1,706
Reverse mortgage interests, net of reserves of $1 and $115, respectively	8,886	9,984
Mortgage loans held for sale at fair value	1,681	1,891
Mortgage loans held for investment, $122 and $0 at fair value, respectively	122	139
Property and equipment, net of accumulated depreciation of $9 and $169, respectively	102	121
Deferred tax asset	934	—
Other assets	799	679
Total assets	$17,728	$18,036

Liabilities and Stockholders' Equity
Unsecured senior notes, net	$2,457	$1,874
Advance facilities, net	596	855
Warehouse facilities, net	2,888	3,285
Payables and accrued liabilities	1,342	1,239
MSR related liabilities - nonrecourse at fair value	1,123	1,006
Mortgage servicing liabilities	79	41
Other nonrecourse debt, net	7,165	8,014
Total liabilities	15,650	16,314
Commitments and contingencies (Note 18)
Preferred stock at $0.00001 and $0.01 par value - 10 million and 300 million shares authorized, 1 million and zero shares issued and outstanding for Successor and Predecessor, respectively; aggregate liquidation preference of ten and zero dollars for Successor and Predecessor, respectively	—	—
Common stock at $0.01 and $0.01 par value - 300 million and 1 billion shares authorized, 90.8 million and 109.9 million shares issued for Successor and Predecessor, respectively	1	1
Additional paid-in-capital	1,093	1,131
Retained earnings	984	731
Treasury shares at cost, zero and 12,187 thousand shares for Successor and Predecessor, respectively	—	(148)
Total Mr. Cooper stockholders' equity and Nationstar stockholders' equity, respectively	2,078	1,715
Non-controlling interests	—	7
Total stockholders' equity	2,078	1,722
Total liabilities and stockholders' equity	$17,728	$18,036
See accompanying notes to the consolidated financial statements.

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Successor	Predecessor
	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Three Months Ended September 30, 2017	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017
Revenues:
Service related, net	$259	$120	$252	$901	$748
Net gain on mortgage loans held for sale	83	44	154	295	465
Total revenues	342	164	406	1,196	1,213
Expenses:
Salaries, wages and benefits	139	69	183	426	557
General and administrative	136	173	185	519	547
Total expenses	275	242	368	945	1,104
Other income (expenses):
Interest income	90	48	159	333	437
Interest expense	(122)	(53)	(183)	(388)	(564)
Other income (expenses)	6	—	(2)	6	4
Total other income (expenses), net	(26)	(5)	(26)	(49)	(123)
Income before income tax expense (benefit)	41	(83)	12	202	(14)
Less: Income tax expense (benefit)	(979)	(19)	5	48	(4)
Net income (loss)	1,020	(64)	7	154	(10)
Less: Net income attributable to non-controlling interests	—	—	—	—	1
Net income (loss) attributable to Successor/Predecessor	1,020	(64)	7	154	(11)
Less: Undistributed earnings attributable to participating stockholders	9	—	—	—	—
Net income (loss) attributable to common stockholders	$1,011	$(64)	$7	$154	$(11)

Net income (loss) per common share attributable to Successor/Predecessor:
Basic	$11.13	$(0.65)	$0.07	$1.57	$(0.11)
Diluted	$10.99	$(0.65)	$0.07	$1.55	$(0.11)
See accompanying notes to the consolidated financial statements.

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders' Equity and Mr. Cooper Stockholders' Equity, respectively	Non-controlling Interests	Total Equity
Predecessor
Balance at January 1, 2017	—	$—	97,497	$1	$1,122	$701	$(147)	$1,677	$6	$1,683
Shares issued / (surrendered) under incentive compensation plan	—	—	226	—	(3)	—	(1)	(4)	—	(4)
Share-based compensation	—	—	—	—	13	—	—	13	—	13
Dividends to non-controlling interests	—	—	—	—	(5)	—	—	(5)	—	(5)
Net income (loss)	—	—	—	—	—	(11)	—	(11)	1	(10)
Balance at September 30, 2017	—	$—	97,723	$1	$1,127	$690	$(148)	$1,670	$7	$1,677

Balance at January 1, 2018	—	$—	97,728	$1	$1,131	$731	$(148)	$1,715	$7	$1,722
Shares issued / (surrendered) under incentive compensation plan	—	—	450	—	(6)	—	(3)	(9)	—	(9)
Share-based compensation	—	—	—	—	17	—	—	17	—	17
Dividends to non-controlling interests	—	—	—	—	5	—	—	5	(6)	(1)
Net income	—	—	—	—	—	154	—	154	—	154
Balance at July 31, 2018	—	$—	98,178	$1	$1,147	$885	$(151)	$1,882	$1	$1,883

Successor
Balance at August 1, 2018	1,000	$—	90,806	$1	$1,091	$(36)	$—	$1,056	$—	$1,056
Shares issued under incentive compensation plan	—	—	5	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2	—	—	2	—	2
Net income	—	—	—	—	—	1,020	—	1,020	—	1,020
Balance at September 30, 2018	1,000	$—	90,811	$1	$1,093	$984	$—	$2,078	$—	$2,078

See accompanying notes to the consolidated financial statements.

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Successor	Predecessor
	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017
Operating Activities
Net income (loss) attributable to Successor/Predecessor	$1,020	$154	$(11)
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Deferred tax benefit	(931)	—	—
Net income attributable to non-controlling interests	—	—	1
Net gain on mortgage loans held for sale	(83)	(295)	(465)
Reverse mortgage loan interest income	(72)	(274)	(370)
Gain on sale of assets	—	(9)	(8)
MSL related increased obligation	—	59	—
Provision for servicing reserves	14	70	97
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	(27)	(177)	362
Fair value changes in excess spread financing	26	81	—
Fair value changes in mortgage servicing rights financing liability	—	16	(7)
Amortization of premiums, net of discount accretion	3	8	63
Depreciation and amortization for property and equipment and intangible assets	15	33	44
Share-based compensation	2	17	13
Other loss	—	3	5
Repurchases of forward loan assets out of Ginnie Mae securitizations	(223)	(544)	(943)
Mortgage loans originated and purchased for sale, net of fees	(3,458)	(12,328)	(14,002)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	3,546	13,392	15,472
Excess tax deficiency from share-based compensation	—	—	(1)
Changes in assets and liabilities:
Advances and other receivables	76	377	71
Reverse mortgage interests	442	1,601	1,226
Other assets	(15)	(41)	(17)
Payables and accrued liabilities	(159)	151	(284)
Net cash attributable to operating activities	176	2,294	1,246

Investing Activities
Acquisition, net of cash acquired	(33)	—	—
Property and equipment additions, net of disposals	(14)	(40)	(34)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(63)	(134)	(28)
Net payment related to acquisition of HECM related receivables	—	(1)	—
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	—	—	16
Proceeds on sale of forward and reverse mortgage servicing rights	60	—	25
Proceeds on sale of assets	—	13	16
Net cash attributable to investing activities	(50)	(162)	(5)

Continued on following page. See accompanying notes to the consolidated financial statements.

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Successor	Predecessor
	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017
Financing Activities
Increase (decrease) in warehouse facilities	186	(585)	351
Increase (decrease) in advance facilities	46	(305)	(298)
Proceeds from issuance of HECM securitizations	—	759	706
Repayment of HECM securitizations	(91)	(448)	(484)
Proceeds from issuance of participating interest financing in reverse mortgage interests	45	208	437
Repayment of participating interest financing in reverse mortgage interests	(403)	(1,599)	(1,928)
Proceeds from the issuance of excess spread financing	84	70	—
Repayment of excess spread financing	(21)	(3)	(9)
Settlement of excess spread financing	(31)	(105)	(159)
Repayment of nonrecourse debt – legacy assets	(3)	(7)	(12)
Repurchase of unsecured senior notes	—	(62)	(122)
Redemption and repayment of unsecured senior notes	(1,030)	—	—
Surrender of shares relating to stock vesting	—	(9)	(4)
Debt financing costs	(1)	(24)	(11)
Dividends to non-controlling interests	—	(1)	(5)
Net cash attributable to financing activities	(1,219)	(2,111)	(1,538)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,093)	21	(297)
Cash, cash equivalents, and restricted cash - beginning of period	1,623	575	877
Cash, cash equivalents, and restricted cash - end of period(1)	$530	$596	$580

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$135	$417	$577
Net cash paid for income taxes	$—	$36	$92

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amount reported within the consolidated balance sheets.
	Successor	Predecessor
	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017
Cash and cash equivalents	$198	$166	$224
Restricted cash	332	430	356
Total cash, cash equivalents, and restricted cash	$530	$596	$580
See accompanying notes to the consolidated financial statements.

MR COOPER GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business

Mr. Cooper Group Inc. (formerly WMIH Corp. ("WMIH") and, collectively with its consolidated subsidiaries, "Mr. Cooper", the "Company", "we", "us" or "our") provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper® and Xome®. Mr. Cooper is one of the largest home loan servicers in the country focused on delivering a variety of servicing and lending products, services and technologies. Xome provides technology and data enhanced solutions to homebuyers, home sellers, real estate agents and mortgage companies. The Company's corporate website is located at www.mrcoopergroup.com.

Mr. Cooper, which was previously known as WMIH, is a corporation duly organized and existing under the laws of the State of Delaware since May 11, 2015. On February 12, 2018, WMIH and Wand Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of WMIH ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Nationstar Mortgage Holdings Inc. ("Nationstar"). On July 31, 2018 at 11:59 pm ET ("Effective Time"), pursuant to the Merger Agreement, Merger Sub merged with and into Nationstar (the “Merger”), with Nationstar continuing as a wholly-owned subsidiary of WMIH. Prior to the Merger, WMIH had limited operations other than its reinsurance business that operated in runoff mode and focused on identifying and consummating an accretive acquisition transaction across a broad array of industries, with a primary focus on the financial institutions sector. As a result of the Merger, shares of Nationstar common stock were delisted from the New York Stock Exchange. Following the Merger closing, the combined company traded on NASDAQ under the ticker symbol “WMIH” until October 10, 2018, when WMIH changed its name to “Mr. Cooper Group Inc.” and its ticker symbol to “COOP”.

Reverse Stock Split
On October 10, 2018, the Company completed its previously announced 1-for-12 reverse stock split. The reverse stock split reduced the number of WMIH common shares outstanding from approximately 1,089,738,735 shares as of October 9, 2018, to approximately 90,811,562 shares outstanding after giving effect to the reverse stock split. In addition, the reverse stock split reduced the total authorized shares of the Company’s common stock from 3,500,000,000 to 300,000,000 and increased the par value of each share from $0.00001 per share to $0.01 per share. All issued and outstanding share and per share amounts for Mr. Cooper included in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split for the successor period presented.

Basis of Presentation
For the purpose of financial statement presentation, Mr. Cooper was determined to be the accounting acquirer in the Merger, and Nationstar's assets and liabilities were recorded at estimated fair value as of the Merger Effective Time. Mr. Cooper's interim consolidated financial statements for periods following the Merger closing are labeled "Successor” and reflect the acquired assets and liabilities from Nationstar.

Under Securities and Exchange Commission ("SEC") rules, when a registrant succeeds to substantially all of the business of another entity and the registrant’s own operations before the succession appear insignificant relative to the operations assumed or acquired, the registrant is required to present financial information for the acquired entity (the “Predecessor”) for all comparable periods being presented before the acquisition. Due to the acquisition, the Predecessor and Successor financial statements have been prepared on different basis of accounting and are therefore not comparable.

Pursuant to the Merger, Nationstar is considered the predecessor company. Therefore, the Company is providing additional information in the accompanying unaudited condensed consolidated financial statements regarding Nationstar's business for periods prior to July 31, 2018. The predecessor company financial information in this report is labeled “Predecessor” in these consolidated interim financial statements.

The consolidated interim financial statements of the Company and Predecessor have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's and Predecessor's Annual Reports on Form 10-K for the year ended December 31, 2017.

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim periods have been included. Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

The Company evaluated subsequent events through the date these interim consolidated financial statements were issued.

Basis of Consolidation
The basis of consolidation described below were adopted by Nationstar and applied to the Predecessor financial statements for the periods impacted by the adoption. The Successor's financial statements reflect the adoption of such standards.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, other entities in which the Company has a controlling financial interest and those variable interest entities ("VIE") where the Company's wholly-owned subsidiaries are the primary beneficiaries. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date the Company ceases to be the primary beneficiary. The Company applies the equity method of accounting to investments where it is able to exercise significant influence, but not control, over the policies and procedures of the entity and owns less than 50% of the voting interests. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. Intercompany balances and transactions on consolidated entities have been eliminated.

Use of Estimates
The use of estimates described below were adopted by Nationstar and applied to the Predecessor financial statements for the periods impacted by the adoption. The adoption of such standards are also considered in the Successor's financial statements.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates due to factors such as adverse changes in the economy, changes in interest rates, secondary market pricing for loans held for sale and derivatives, strength of underwriting and servicing practices, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific borrowers, and such differences could be material.

Reclassification
Certain reclassifications have been made in the Predecessor's consolidated financial statements to conform to the Successor's 2018 presentation. Such reclassifications did not affect total revenues or net income.

Recent Accounting Guidance Adopted

The accounting standards described below were adopted by Nationstar and applied to the Predecessor financial statements for the periods impacted by the adoption. The adoption of such standards are also considered in the Successor's financial statements.

Accounting Standards Update No. 2014-09, 2016-08, 2016-10, 2016-12 and 2016-20, collectively implemented as Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") Topic 606 ("ASC 606") Revenue from Contracts with Customers, provides guidance for revenue recognition. This ASC’s core principle requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The standard also clarifies the principal versus agent considerations, providing that the evaluation must focus on whether the entity has control of the goods or services before they are transferred to the customer. The new standard permits the use of either the modified retrospective or full retrospective transition method. The Company's revenue is generated from loan servicing, loan originations and services provided by Xome. Servicing revenue is comprised of servicing fees and other ancillary fees in connection with the Company's servicing activities as well as fees earned under subservicing arrangements. Origination revenue is comprised of fee income earned at origination of a loan, interest income earned for the period the loans are held and gain on sale on loans upon disposition of the loan. Xome's revenue is comprised of income earned from real estate exchange, real estate services and real estate software as a service. The Company has performed a review of the new guidance as compared to its current accounting policies and evaluated all services rendered to its customers as well as underlying contracts to determine the impact of this standard to its revenue recognition process. The majority of services rendered by the Company in connection with originations and servicing are not within the scope of ASC 606. However, all revenues from Xome fall within the scope of ASC 606. Xome's operations are comprised of Exchange, Services and Software as a Service ("SaaS"), as discussed below.

•
Exchange is a national technology-enabled platform that manages and sells residential properties through its Xome.com platform. Revenue-generating activities include commission and buyer’s premium of winning bids on auctioned real estate owned ("REO") and short sale properties. Revenue is recognized when the performance obligation is completed, which is at the closing of real estate transactions and there is transfer of ownership to the buyer.

•
Services connects the major touch points of the real estate transactions process by providing title, escrow and collateral valuation services for purchase, refinance and default transactions. Major revenue-generating activities include title and escrow services and valuation services. Revenue is recognized when the performance obligation is completed, which is when services are rendered to customers.

•
SaaS includes the Company’s software as a service platform which provides integrated technology, media and data solutions to mortgage servicers, originators and multiple listing service ("MLS") organizations and associations. Revenue-generating activities include software and platform system access and use, system implementation, software maintenance and support, data services and any additional customized enhancement. Revenue is recognized when the performance obligation is completed, which is generally recognized on a straight-line basis over the contractual terms. Additionally, any additional fees owed due to usage metrics in excess of the monthly minimum will be recognized each month under the usage-based royalties guidance of ASC 606.

Nationstar adopted ASC 606 on January 1, 2018, and there was no material impact recorded to the 2018 consolidated statements of operations of either the Successor or Predecessor. In connection with the adoption of ASC 606, Nationstar identified and implemented changes to its accounting policies and practices, business processes, and controls to support the new revenue recognition standard.

Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), relates to the Statement of Cash Flows (Topic 230) and is intended to provide specific guidance to reduce diversity in practice. ASU 2016-15 addresses the following eight cash flow classification issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of life insurance claims, (5) proceeds from the settlement of corporate owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. Nationstar adopted ASU 2016-15 in the first quarter of 2018 and determined that the implementation of this standard had no impact on its consolidated statement of cash flows of the Predecessor and Successor.

Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash ("ASU 2016-18"), requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. Nationstar adopted ASU 2016-18 in the first quarter of 2018 and retrospectively applied the guidance to all periods presented. As a result, the consolidated financial statements of the Predecessor and Successor includes restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the consolidated statements of cash flows, and changes in restricted cash are no longer presented as a component of financing activities.

Accounting Standards Update No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-1), ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other things, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Furthermore, equity investments without readily determinable fair values are to be assessed for impairment using a quantitative approach. ASU 2016-01 is effective for interim periods beginning after December 15, 2017, and requires a modified retrospective approach to adoption. Nationstar adopted ASU 2016-01 in the first quarter of 2018, and the implementation of this standard did not have a significant impact on the consolidated financial statements of the Predecessor and Successor.

Recent Accounting Guidance Not Yet Adopted
Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), No.2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10"), and No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), primarily impact lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. ASU 2016-02 requires the recognition of a lease liability that is equal to the present value of all reasonably certain lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements with terms 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. ASU 2018-10 and ASU 2018-11 affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. ASU 2018-11 specifically relieves companies of the requirement to present prior comparative years' results when they adopt ASU 2016-02 and gives companies the option to recognize the cumulative effect of applying ASU 2016-02 to lease assets and liabilities as an adjustment to the opening balance of retained earnings. ASU 2016-02, ASU 2018-10, and ASU 2018-11 are effective for the Company for its interim periods beginning after December 15, 2018, with early adoption permitted. The Company currently plans to adopt this standard in the first quarter of 2019 using the modified retrospective approach and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in that period. The Company will elect an optional practical expedient to retain its current classification of leases. Based on the current lease portfolio, the Company anticipates recognizing a lease liability and related right-of-use asset on the balance sheet. However, the impact of the adoption of the standard will depend on the Company's lease portfolio as of adoption date and is not expected to have a material impact on the statement of operations.
Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), requires expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable and supportable forecasts. The update eliminates the probable initial recognition threshold in current GAAP and instead reflects an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. ASU 2016-13 is effective for interim periods beginning after December 15, 2019. The Company is currently evaluating the potential impact of ASU 2016-13 on its consolidated financial statements.

Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350, Intangibles - Goodwill and Other. ASU 2017-04 is effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. ASU 2017-04 will be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact of ASU 2017-04 on its consolidated financial statements.

2. Significant Accounting Policies

The significant accounting policies described below were implemented by Nationstar and applied to the Predecessor's financial statements, unless otherwise noted. Upon the consummation of the Merger, the Company adopted these significant accounting policies, which are applicable to the Successor's financial statements.

Restricted Cash
With respect to the Servicing segment, restricted cash includes recoveries received from borrowers or investors on advances pledged to advance facilities and to advance facilities structured as special purposes entities that require certain level of restricted cash. With respect to the Originations segment, restricted cash includes (i) principal received from borrowers on originated loans pledged to a warehouse facility and (ii) guarantee fees collected on behalf and payable to either Fannie Mae or Freddie Mac on a monthly basis.
Advances and Other Receivables, Net
The Company advances funds to or on behalf of the investors when the borrower fails to meet contractual payments (e.g., principal, interest, property taxes, insurance) in accordance with terms of its servicing agreements. Other receivables consist of advances funded to maintain and market underlying loan collateral through foreclosure and ultimate liquidation on behalf of the investors. Advances are recovered from borrowers for performing loans and from the investors and loan proceeds for non-performing loans.

The Company may also acquire servicer advances in connection with the acquisition of mortgage servicing rights ("MSR"). These advances are recorded at their relative fair value amounts upon acquisition. The Company records receivables upon determining that collection of amounts due from loan proceeds, investors, mortgage insurers or prior servicers is probable. Reserves related to recoverability of advances and other receivables are discussed below in Reserves for Forward Servicing Activity.

As a result of the WMIH merger, the Advances and Other Receivables assets were recorded at their estimated fair value as of the acquisition date. Recording the estimated fair value resulted in a discount within Advances and Other Receivables. Subsequently, this discount will be utilized as the advance balances associated with the discount are released through recoveries or write-offs.

Mortgage Loans Held for Sale
The Company originates prime residential mortgage loans with the intention of selling such loans on a servicing-retained basis in the secondary market. As these loans are originated with intent to sell, the loans are classified as held for sale, and the Company has elected to measure these loans held for sale at fair value. The Company estimates fair value of mortgage loans held for sale by evaluating a variety of market indicators, including recent trades and outstanding commitments, calculated on an aggregate basis. In connection with the Company’s election to measure originated mortgage loans held for sale at fair value, the Company records the loan originations fees when earned, net of direct loan originations costs associated with these loans. Loan origination fees, gains or losses recognized upon sale of loans and fair value adjustments are recorded in net gain on sale of mortgage loans held for sale in the consolidated statements of operations.

The Company may repurchase loans that were previously transferred to Ginnie Mae if those loans meet certain criteria, including being delinquent greater than 90 days. It is the Company's intention to sell such loans; therefore, the Company classifies such loans as loans held for sale and has elected to measure these repurchased loans at fair value.
Mortgage Loans Held for Investment
Mortgage loans held for investment primarily consist of nonconforming or subprime mortgage loans that were transferred in 2009 from mortgage loans held for sale at fair value. In connection with the Merger, the Company elected the fair value option for mortgage loans held for investment effective August 1, 2018. The Company determines the fair value of loans held for investment, on a recurring basis, based on various underlying attributes such as market participants' views, loan delinquency, recent observable loan pricing and sales for similar loans, individual loan characteristics and internal market evaluation. These internal market evaluations require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. The Predecessor recorded mortgage loans held for investment at amortized cost.
Reverse Mortgage Interests, Net
Reverse mortgage interests are comprised of the Company’s interest in reverse mortgage loans (participating interests in Home Equity Conversion Mortgages ("HECMs") mortgage-backed security (“HMBS”) loans, unsecuritized interests and other interests securitized) as well as related claims receivables and real estate owned ("REO") related receivables. The Company primarily acquires and services interests in reverse mortgage loans insured by the Federal Housing Administration ("FHA") known as HECMs. HECMs provide seniors aged 62 and older with a loan secured by their home which can be taken as a lump sum, line of credit, or scheduled payments. HECM loan balances grow over the loan term through borrower draws of scheduled payments or line of credit draws as well as through the accrual of interest, servicing fees and FHA mortgage insurance premiums. In accordance with FHA guidelines, HECMs are designed to repay through foreclosure and subsequent liquidation of loan collateral after the loan becomes due and payable. Shortfalls experienced by the servicer of the HECM through the foreclosure and liquidation process can be claimed to FHA in accordance with applicable guidelines.

The Company records financial and non-financial assets acquired and liabilities assumed at relative fair value. Any premium or discount associated with the recording of the assets is amortized or accreted, respectively, ratably over the expected life of the portfolio and recognized into amortization expense and interest income, respectively. As the HECM loan moves through the foreclosure and claims process, the Company classifies reverse mortgage interests as REO related receivables and HECM related receivables, respectively. Borrower draws, mortgage insurance premiums funded by the Company, and the accrual of interest and servicing fees are capitalized and recorded as reverse mortgage interests within the Company's consolidated balance sheets. Interest income is accrued monthly within the consolidated statements of operations based upon the borrower interest rates. The Company includes the cash outflow from funding these amounts as operating activities in the consolidated statements of cash flow as a component of reverse mortgage interests.

The Company is an authorized Ginnie Mae ("GNMA") HMBS program issuer and servicer. In accordance with GNMA HMBS program guidelines, borrower draws of scheduled payments or line of credit draws, servicing fee and interest accruals and mortgage insurance premium accruals are eligible for HMBS participation securitizations as each of these items increases underlying HECM loan balances. The Company pools and securitizes such eligible items into GNMA HMBS as issuer and servicer. In accordance with the HMBS program, issuers are responsible for purchasing HECM loans out of the HMBS pool when the outstanding principal balance of the related HECM loan is equal or greater than 98% of the maximum claim amount at which point the HECM loans are no longer eligible to remain in the HMBS pool. Upon purchase from the HMBS pool, the Company will assign active HECM loans to FHA or a prior servicer (as applicable and permitted by acquisition agreements) or service inactive HECM loans through foreclosure and liquidation. Based upon the structure of the GNMA HMBS program, the Company has determined that the securitizations of the HECM loans into HMBS pools do not meet all requirements for sale accounting. Accordingly, these transactions are accounted for as secured borrowings. If the Company has repurchased an inactive HECM loan that cannot be assigned to FHA, the Company may pool and securitize these loans into a private HECM securitization. These securitizations are also recorded as secured borrowings in the consolidated balance sheets. Interest expense on the participating interest financing is accrued monthly based upon the underlying HMBS rates and is recorded to interest expense in the consolidated statements of operations. Both the acquisition and assumption of HECM loans and related GNMA HMBS debt are presented as investing and financing activities, respectively, in the consolidated statements of cash flows. Subsequent proceeds received from securitizations, and subsequent repayments on the securitized debt are presented as financing activities in the consolidated statements of cash flows. Reserves related to recoverability of reverse mortgage interests are discussed below in Reserves for Reverse Mortgage Interests.

As a result of the Merger, the reverse mortgage interest assets were recorded at their estimated fair value as of the acquisition date. Recording the estimated fair value resulted in a premium on the participating interests in HMBS loans and a discount on the unsecuritized interests and other interests securitized within reverse mortgage interests. Subsequently, the premium and the discount will be amortized and accreted, respectively, to other income, based on discounted cash flows that will be updated on a quarterly basis.

Mortgage Servicing Rights
The Company recognizes the rights to service mortgage loans for others, or MSRs, whether acquired or as a result of the sale of loans the Company originates with servicing retained, as assets. The Company initially records all MSRs at fair value. MSRs related to reverse mortgages are subsequently recorded at amortized cost. The Company has elected to subsequently measure forward MSRs at fair value.

For MSRs initially recorded and subsequently measured at fair value, the fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing the underlying loans. The Company determines the fair value of the MSRs by the use of a discounted cash flow model which incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues and other assumptions (including costs to service) that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The credit quality and stated interest rates of the forward loans underlying the MSRs affects the assumptions used in the cash flow models. The Company obtains third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model. The Company receives a base servicing fee annually on the outstanding principal balances of the loans, which is collected from investors.

Additionally, the Company owns servicing rights for certain reverse mortgage loans. For this separate class of servicing rights, the Company initially records a MSR or mortgage servicing liability ("MSL") on the acquisition date based on the fair value of the future cash flows associated with the pool and whether adequate compensation is to be received for servicing. The Company applies the amortized cost method for subsequent measurement of the loan pools with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and the MSL accreted ratably over the expected life of the portfolio. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying mortgages. The Company adjusts MSR amortization and MSL accretion prospectively in response to changes in estimated projections of future cash flows. Reverse MSRs and MSLs are stratified and evaluated each reporting period for impairment or increased obligation, as applicable, based on predominant risk characteristics of the underlying serviced loans. These stratification characteristics include investor, loan type (fixed or adjustable rate), term and interest rate. Impairment of the MSR or additional obligation associated with the MSL are recorded through a valuation allowance, unless considered other-than-temporary, and are recognized as a charge to general and administrative expense. Amounts amortized or accreted are recognized as an adjustment to service related revenue, net, along with monthly servicing fees received, generally stated at a fixed rate per loan.

MSR Related Liabilities - Nonrecourse
Excess Spread Financing
In conjunction with the Company's acquisition of certain MSRs on various pools of residential mortgage loans (the "Portfolios"), the Company has entered into sale and assignment agreements related to its right to servicing fees, under which the Company sells to third parties the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. The sale of these rights is accounted for as secured borrowings, with the total proceeds received being recorded as a component of MSR related liabilities - nonrecourse at fair value in the consolidated balance sheets. The Company determines the effective interest rate on these liabilities and allocates total repayments between interest expense and the outstanding liability.

The Company has elected to measure the outstanding financings related to the excess spread financing agreements at fair value with all changes in fair value recorded as a charge or credit to service related revenue, net in the consolidated statements of operations. The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value.

Mortgage Servicing Rights Financing
From time to time, the Company enters into certain transactions with third parties to sell a contractually specified base fee component of certain MSRs and servicer advances under specified terms. The Company evaluates these transactions to determine if they are sales or secured borrowings. When these transfers qualify for sale treatment, the Company derecognizes the transferred assets in its consolidated balance sheets. The Company has determined that, for a portion of these transactions, the related MSR's sales are contingent on the receipt of consents from various third parties. Until these required consents are obtained, for accounting purposes, legal ownership of the MSRs continues to reside with the Company. The Company continues to account for the MSRs in its consolidated balance sheets. In addition, the Company records a mortgage servicing rights financing liability associated with this financing transaction. Counterparty payments related to this financing arrangement are recorded as an adjustment to the Company's service related revenues.

The Company has elected to measure the mortgage servicing rights financing liabilities at fair value with all changes in fair value recorded as a charge or credit to service related revenue, net, in the consolidated statements of operations. The fair value on mortgage servicing right financings is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments.

Participating Interest Financing
The Company periodically securitizes participating interests in HECM loans (mainly borrower draws, mortgage insurance premium and interest) into HMBS which are sold to third-party security holders and guaranteed by GNMA. The securitization transactions are accounted for as secured borrowings with the obligations to the HMBS presented as participating interest financing included within other nonrecourse debt in the Company's consolidated balance sheets. Issuance or acquisition of HMBS is presented as a financing activity in the consolidated statements of cash flow. Interest is accrued monthly based upon the stated HMBS rates to interest expense in the consolidated statements of operations. HMBS issuance premiums or discounts are deferred as a component of the participating interest financing and amortized or accreted, respectively, to interest expense over the life of the HMBS on an effective interest method.
Revenues
The Company recognizes revenue from the services provided when the revenue is realized or realizable and earned, which is generally when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Revenues from Forward Servicing Activities
Service related revenues primarily include contractually specified servicing fees, late charges and other ancillary revenues. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as earned, which is generally upon collection of the payments from the borrower. Corresponding loan servicing costs are charged to expense as incurred. The Company recognizes ancillary revenues as they are earned, which is generally upon collection of the payments from the borrower.

In addition, the Company receives various fees in the course of providing servicing on its various portfolios. These fees include modification fees for modifications performed outside of government programs, modification fees for modifications pursuant to various government programs, and incentive fees for servicing performance on specific government-sponsored entities ("GSE") portfolios. Fees recorded on modifications of mortgage loans serviced by the Company for others are recognized on collection and are recorded as a component of service related revenues. Fees recorded on modifications pursuant to various government programs are recognized based upon completion of all necessary steps by the Company and the minimum loan performance time frame to establish eligibility for the fee. Revenue earned on modifications pursuant to various government programs is included as a component of service related revenues. Incentive fees for servicing performance on specific GSE portfolios are recognized as various incentive standards are achieved and are recorded as a component of service related revenues.

The Company also acts as a subservicer for certain parties that own the underlying servicing rights and receives subservicing fees, which are typically a stated monthly fee per loan that varies based on types of loans. Fees related to the subserviced portfolio are accrued in the period the services are performed.

Revenues from Origination Activities
Loan origination and other loan fees generally represent flat, per-loan fee amounts and are recognized as revenue, net of loan origination costs, at the time the loans are funded.

Revenues from Reverse Mortgage Servicing and Reverse Mortgage Interests
The Company performs servicing of reverse mortgage loans, similar to its forward servicing business, and receives servicing fees from investors, which is recorded in service related revenues. For reverse mortgage interests, where the Company records entire participating interest in HECM loans, the Company accrues interest in accordance with FHA guidelines and records interest income on the consolidated statements of operations.
Net Gain on Mortgage Loans Held for Sale
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been legally isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

Loan securitizations structured as sales, as well as whole loan sales and the resulting gains on such sales, net of any accrual for recourse obligations, are reported in operating results during the period in which the securitization closes or the sale occurs.
Reserves for Origination Activity
The Company provides for reserves, included within payables and accrued liabilities, in connection with loan origination activities. Reserves on loan origination activities primarily include reserves for the repurchase of loans from GSEs, GNMA and third-party investors primarily due to delinquency or foreclosure and are initially recorded upon sale of the loan to a third party with subsequent reserves recorded based on repurchase demands. The provision for reserves associated with loan origination activities is a component of net gain on mortgage loans held for sale.

The Company utilizes internal models to estimate reserves for loan origination activities based upon its expectation of future defaults and the historical defect rate for government insured loans and is based upon judgments and assumptions which can be influenced by many factors and may change over the life of the underlying loans, including: (i) historical loss rate, (ii) secondary market pricing of loans; (iii) home prices and the levels of home equity; (iv) the quality of Company's underwriting procedures; (v) borrower delinquency and default patterns; and (vi) other Company-specific and macro-economic factors. On a quarterly basis, management corroborates these assumptions using third-party data, where applicable.
Reserves for Forward Servicing Activity
In connection with forward loan servicing activities, the Company records reserves primarily for the recoverability of advances, interest claims and mortgage insurance claims. Reserves for advances and other receivables associated with loans in the MSR portfolio are considered within the MSR valuation, and the provision expense for such advances is recorded in the mark-to-market adjustment in service related revenue. Such valuation gives consideration to the expected cash outflows and inflows for advances and other receivables in accordance with the fair value framework. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables, net. As loans serviced transfer out of the MSR portfolio, any negative MSR value associated with the loans transferred is reclassified from the MSR to the reserve within advances and other receivables, net, to the extent such reserves continue to be required for balances remaining on the consolidated balance sheets. Management evaluates reserves for sufficiency each reporting period, and any additional reserve requirements or releases to reserves are recorded as a provision in general and administrative expense, as needed.
The Company records reserves for advances and other receivables and evaluates the sufficiency of such reserves through internal models considering both historical and expected recovery rates on claims filed with government agencies, government sponsored enterprises, vendors, prior servicer and other counterparties. Key assumptions used in the model include but are not limited to expected recovery rates by loan types and aging of the receivable. Recovery of advances and other receivables is subject to significant judgment and estimates based on the Company's assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Management reviews recorded advances and other receivables, and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written-off against the reserve.

Reserves for Reverse Mortgage Interests
The Company records an allowance for reserves related to reverse mortgage interests based on unrecoverable costs and estimates of probable loss exposures. The Company estimates reserve requirements upon the realization of a triggering event indicating a probable loss exposure. Internal and external models are utilized to estimate loss exposures at the loan level associated with the Company's ability to meet servicing guidelines set forth by regulatory agencies and GSEs. Key assumptions within the models include but are not limited to expected recovery rates by loan and borrower characteristics, foreclosure timelines, value of underlying collateral, future carrying and foreclosure costs, and other macro-economic factors. If the calculated reserve requirements exceed the recorded allowance for reserves and acquired discounts, a provision is recorded to general and administrative expense, as needed. Releases to reserves are also recorded against provision in general and administrative expenses. Reserve requirements are subject to significant judgment and estimates based on the Company's assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Each period, management reviews recorded reverse mortgage interests, and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written-off against the reserve at the loan level.

Amounts Due from Prior Servicers
The Company services its loan portfolios under guidelines set forth by regulatory agencies and investor guidelines. Losses can be incurred if the underlying loans are not serviced in accordance with established guidelines, resulting in the assessment of fines and the inability to recover interest and costs incurred. Prior servicers associated with the underlying loans may have contributed to the losses if their prior servicing practices did not allow for timely compliance with servicing guidelines set forth. To mitigate the risk of loss to the Company, indemnification provisions are incorporated into the executed acquisition and servicing agreements that allow for the recovery of realized losses which can be attributed to prior servicers. As part of its servicing operations, the Company estimates and records an asset for probable recoveries from prior servicers for their respective portion of these losses. Estimated recoveries from prior servicers are based on management's best estimate of allocated losses among servicing parties, terms of the indemnification provisions, prior recovery experience, current negotiations and the servicer's ability to pay requested amounts. The Company updates its estimate of recovery each reporting period based on the facts and circumstances known at the time. Recovery of amounts due from prior servicers is subject to significant judgment based on the Company's assessment of the prior servicer's responsibility for losses incurred, its ability to provide related support for such amounts and its ability to effectively negotiate settlement of amounts due from prior servicers if needed.

Property and Equipment, Net
Property and equipment, net is comprised of land, building, furniture, fixtures, leasehold improvements, computer software and computer hardware. These assets are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred which is included in general and administrative expenses in the consolidated statements of operations. Depreciation, which includes depreciation and amortization on capital leases, is recorded using the straight-line method over the estimated useful lives of the related assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time through a charge or credit to general and administrative expenses. Costs to internally develop computer software are capitalized during the development stage and include external direct costs of materials and services as well as employee costs related to time spent on the project.

The Company periodically reviews its property and equipment when events or changes in circumstances indicate that the carrying amount of its property and equipment might not be recoverable under the recoverability test, whereby the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded to general and administrative expense, as needed. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow.

The Company evaluates all leases at inception to determine if they meet the criteria for a capital lease. A capital lease is recorded as an acquisition of property or equipment at an amount equal to the present value of minimum lease payments at the date of inception. Assets acquired under a capital lease are depreciated on a straight-line basis in accordance with the Company's normal depreciation policy over the lease term and are included in property and equipment, net, on the consolidated balance sheets. A corresponding liability is recorded representing an obligation to make lease payments which is included in payables and accrued liabilities on the consolidated balance sheets. Lease payments are allocated between interest expense and reduction of obligation.

Leases that do not meet the capital lease criteria are accounted for as operating leases. Rental expense on operating leases is recognized on a straight-line basis over the lease term which is included in general and administrative expenses in the consolidated statements of operations. Leasehold improvements are amortized over the shorter of the lease terms of the respective leases or the estimated useful lives of the related assets.

Variable Interest Entities
In the normal course of business, the Company enters into various types of on and off-balance sheet transactions with special purpose entities ("SPEs"), which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which the Company transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, the Company typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. The Company will typically retain the right to service the transferred receivables and to repurchase the transferred receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing the transferred receivables.

The Company evaluates its interests in each SPE for classification as a Variable Interest Entity ("VIE"). When an SPE meets the definition of a VIE and the Company determines that the Company is the primary beneficiary, the Company includes the SPE in its consolidated financial statements.

The Company consolidates SPEs connected with both forward and reverse mortgage activities. See Note 12, Securitizations and Financings, for more information on Company SPEs and Note 10, Indebtedness, for certain debt activity connected with SPEs.

Securitizations and Asset-Backed Financing Arrangements
The Company and its subsidiaries have been a transferor in connection with a number of securitizations and asset-backed financing arrangements. The Company has continuing involvement with the financial assets of the securitizations and the asset-backed financing arrangements. The Company has aggregated these transactions into two groups: (1) securitizations of residential mortgage loans accounted for as sales and (2) financings of advances on loans serviced for others accounted for as secured borrowings.

Securitizations Treated as Sales
The Company’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. The Company’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the beneficial interests that are held in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at December 31, 2017, the Company had no other significant assets in its consolidated financial statements related to these trusts. The Company has no obligation to provide financial support to unconsolidated securitization trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of the Company. The general creditors of the Company have no claim on the assets of the trusts. The Company’s exposure to loss as a result of its continuing involvement with the trusts is limited to the carrying values, if any, of its investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. The Company considers the probability of loss arising from its advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 5, Advances and Other Receivables, Net, and Note 4, Mortgage Servicing Rights and Related Liabilities, for additional information regarding advances and MSRs.

Financings
The Company transfers advances on loans serviced for others to SPEs in exchange for cash. The Company consolidates these SPEs because the Company is the primary beneficiary of the VIE.

These VIEs issue debt supported by collections on the transferred advances. The Company made these transfers under the terms of its advance facility agreements. The Company classifies the transferred advances on its consolidated balance sheets as advances and classifies the related liabilities as advance facilities and other nonrecourse debt. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against the Company.

Upon securitization of a HECM loan under the GNMA mortgage-backed securities program, ownership and legal title to the HECM loan is transferred to GNMA. The Company accounts for these transactions as secured borrowings because these transactions do not qualify for sale accounting treatment. An asset is recorded within reverse mortgage interests related to the transferred HECM loan, and the financing related to the HMBS note is included in other nonrecourse debt in Company's consolidated financial statements.

Occasionally, the Company will transfer reverse mortgage interests into private securitization trusts ("Reverse Trusts"). The Company evaluates the Reverse Trusts to determine whether they meet the definition of a VIE, and when the Reverse Trust meets the definition of a VIE and the Company determines that it is the primary beneficiary, the Company will retain the securitized reverse mortgage interests on its consolidated balance sheets and recognize the issued securities in other nonrecourse debt.

Derivative Financial Instruments
Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations. The Company recognizes all derivatives on its consolidated balance sheets at fair value on a recurring basis. The Company treats all of its derivative instruments as economic hedges; therefore none of its derivative instruments are designated as accounting hedges.

Derivative instruments utilized by the Company primarily include interest rate lock commitments ("IRLCs"), loan purchase commitments ("LPCs"), forward Mortgage Backed Securities ("MBS") purchase commitments, Eurodollar futures, Treasury futures, interest rate swap agreements and interest rate caps.

IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair values of mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and interest rate lock commitments are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, the Company is exposed to interest rate risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. IRLCs are considered freestanding derivatives and are recorded at fair value at inception. Loan commitments generally range between 30 and 90 days, and the Company typically sells mortgage loans within 30 days of origination. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan and changes in the probability that the loan will fund within the terms of the commitment. Any changes in fair value are recorded in earnings as a component of net gain on mortgage loans held for sale.

The Company uses other derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale. These commitments are recorded at fair value based on the dealer's market. The forward sales commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to the Company. The Company's expectation of the amount of its interest rate lock commitments that will ultimately close is a key factor in determining the notional amount of derivatives used in economically hedging the position. The Company may also enter into commitments to purchase MBS as part of its overall hedging strategy. The estimated fair values of forward MBS are based on the exchange prices. The changes in value on the forward sales commitments and forward sales of MBS are recorded as a charge or credit to net gain on mortgage loans held for sale.

The Company also purchases interest rate swaps, Eurodollar futures and Treasury futures to mitigate exposure to interest rate risk related to cash flows on securitized mortgage borrowings.

Intangible Assets
Intangible assets primarily consist of trade name, subservicing contracts and technology acquired through the acquisition of Nationstar and the acquisition of Assurant Mortgage Solutions Group ("Assurant"). Those intangible assets are deemed to have finite useful lives and are amortized either on a straight-line basis over their estimated useful lives (trade name, technology and internally developed software), or on a basis more representative of the time pattern over which the benefit is derived (customer relationships).

Intangible assets with finite useful lives are tested for impairment on an annual basis or whenever events or circumstances indicate that their carrying amount may not be recoverable. If the carrying value of the asset cannot be recovered from estimated future undiscounted cash flows, the fair value of the asset is calculated using the present value of net future cash flows. If the carrying amount of the asset exceeds its fair value, an impairment is recorded.

Goodwill
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated for impairment at least annually or when events or circumstances make it more likely than not that an impairment may have occurred. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Company has determined that each of its operating segments (the Servicing, Originations and Xome segments) represents a reporting unit, resulting in three total reporting units.

The Company performs its annual goodwill impairment test as of October 1 and monitors for interim triggering events on an ongoing basis.  Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test.  If the Company chooses to perform a qualitative assessment and determines the fair value more likely than not exceeds the carrying value, no further evaluation is necessary.  For reporting units where the Company performs the quantitative goodwill impairment test, the Company compares the fair value of each reporting unit, which the Company primarily determines using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Loans Subject to Repurchase Rights from Ginnie Mae
For certain forward loans sold to GNMA, the Company as the issuer has the unilateral right to repurchase, without GNMA’s prior authorization, any individual loan in a GNMA securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, the Company has effectively regained control over the loan, and under GAAP, must recognize the right to the loan in its consolidated balance sheets and establish a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company recognizes the right to purchase these mortgage loans in other assets at their unpaid principal balances and records a corresponding liability in payables and accrued liability for mortgage loans eligible for repurchase in its consolidated balance sheets.
Interest Income
Interest income is recognized on loans held for sale for the period from loan funding to sale, which is typically within 30 days. Loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis.

Interest income also includes interest earned on custodial cash deposits associated with the mortgage loans serviced and interest earned on reverse mortgage interests. Reverse mortgage interests accrue as interest income in accordance with FHA guidelines.

Share-Based Compensation
Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant) in salaries, wages and benefits within the consolidated statements of operations.

Advertising Costs
Advertising costs are expensed as incurred and are included as part of general and administrative expenses. The Company incurred advertising costs of $8 for the two months ended September 30, 2018. The Predecessor incurred advertising costs of $4 and $33 for the one and seven months ended July 31, 2018, respectively, and $14 and $42 for the three and nine months ended September 30, 2017, respectively.

Income Taxes
The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities.

Deferred income taxes are determined using the balance sheet method. Deferred taxes are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized in future periods, a deferred tax valuation allowance is established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, length of statutory carryforward periods, experience with operating tax loss and tax credit carryforwards which may expire unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as management's expectations of future performance.

The Company initially recognizes tax positions in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. In establishing a provision for income tax expense, the Company makes judgments and interpretations about the application of these inherently complex tax laws within the framework of existing GAAP. The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP related to the enactment of the Tax Reform Act. SAB 118 provides guidance in those situations where the accounting for certain income tax effects of the Tax Reform Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. The Company has recorded provisional amounts where the impact of the Tax Reform Act could be reasonably estimated. Any subsequent adjustment to these amounts will be made within one year from the enactment date.
Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company's declaration of a dividend or distribution for common shares.

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income available to common stockholders by the sum of the weighted average number of common shares outstanding and any dilutive securities for the period.

3. Acquisitions

Acquisition of Nationstar Mortgage Holdings Inc.

On February 12, 2018, WMIH and Merger Sub entered into the Merger Agreement with Nationstar. At the effective time of the Merger ("Effective Time"), pursuant to the Merger Agreement, Merger Sub was merged with and into Nationstar, with Nationstar continuing as a wholly-owned subsidiary of WMIH.

Pursuant to the terms of the Merger Agreement, at the Effective Time, and as a result of the Merger, each share of Nationstar's common stock issued and outstanding immediately prior to the Effective Time was converted into the right to receive, at the election of the holder of such share, (i) $18.00 per share in cash, without interest, or (ii) 12.7793 shares of validly issued, fully paid and nonassessable shares of WMIH common stock, par value $0.00001 per share ("WMIH Common Stock") (the "Merger Consideration"). The Merger Consideration was subject to automatic proration and adjustment pursuant to the Merger Agreement to ensure that the total amount of cash paid (excluding cash paid in lieu of fractional shares) equaled approximately $1,226.

Pursuant to the Merger Agreement, immediately prior to the Effective Time, subject to certain exceptions, (i) each then-outstanding share of Nationstar restricted stock automatically vested in full and was converted into the right to receive the Merger Consideration, as elected by the holder thereof, and (ii) each then-outstanding Nationstar restricted stock unit, whether vested or unvested, was automatically vested in full, assumed by WMIH and converted into a WMIH restricted stock unit entitling the holder thereof to receive upon settlement the Merger Consideration, as elected by the holder, with respect to shares of Nationstar restricted stock.

Upon closing the Merger, all outstanding WMIH Series B Preferred Stock and all outstanding warrants to purchase shares of WMIH common stock were converted into common stock of WMIH.

Total purchase price was approximately $1,777, consisting of cash paid of $1,226 and transferred stock valued at $551. The purchase price was funded from available cash on hand and borrowings under senior unsecured notes (see discussion below). Prior to the acquisition, Nationstar was a publicly-held company that earned fees through the delivery of servicing, origination and transaction-based services related primarily to single-family residences throughout the United States. This acquisition marks the Company's initial entry into the mortgage servicing industry that Nationstar operates in and is consistent with the Company's business strategy.

On July 13, 2018, Merger Sub closed the offering of $950 aggregate principal amount of 8.125% Notes due 2023 (the “2023 Notes”) and $750 aggregate principal amount of 9.125% Notes due 2026 (the “2026 Notes” and, together with the 2023 Notes, the “New Notes”). The proceeds from the New Notes were used, together with the proceeds from the issuance of the Company’s common stock and the Company’s cash and restricted cash on hand, to consummate the Company’s acquisition of Nationstar and the refinancing of certain of Nationstar’s existing debt and to pay related fees and expenses. At the consummation of the acquisition,

Merger Sub merged with and into Nationstar, with Nationstar continuing as a wholly-owned subsidiary of the Company. After the Merger, the surviving subsidiary assumed all of Merger Sub’s obligations under the New Notes.

The acquisition has been accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values will be recorded as goodwill within the consolidated balance sheet. The excess of the aggregate fair value over the purchase price will be recorded as bargain purchase gain within the consolidated statement of operations.

The table below presents the calculation of aggregate purchase price.

Purchase Price:
Converted WMIH common shares (prior to reverse stock split) in millions	394
Price per share, based on price of $1.398 for WMIH stock on July 31, 2018	$1.398
Purchase price from common stock issued	551
Purchase price from cash payment	1,226
Total purchase price	$1,777

The allocation of the fair value of the acquired business was based on preliminary valuations of the estimated net fair value of the assets acquired. The determination of fair value estimates requires management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments. The Company's estimates are subject to change as the Company obtains additional information and finalizes its review of estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of fair value of consideration transferred that are not yet finalized relate to the fair value of reverse mortgage interests and related other nonrecourse debt, advances and other receivables and payables and accrued liabilities. Based on the preliminary allocation of fair value, no goodwill has been recorded as the preliminary fair value of the net assets acquired exceeds the purchase price by approximately $2. The Company has not recorded the bargain purchase gain because it has not completed its assessment of the re-consideration criteria as specified in ASC 805, Business Combinations, which is required to be performed prior to recording a bargain purchase gain. The Company expects to complete its assessment of the re-consideration criteria in the fourth quarter of 2018. In addition, the bargain purchase gain or any goodwill may be adjusted pending the completion of the valuation of the assets acquired and liabilities assumed as described above. The Company will record any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition.

The preliminary allocation of the purchase price to the acquired assets and liabilities is as follows:

Preliminary Estimated Fair Value of Net Assets Acquired:
Cash and cash equivalent	$166
Restricted cash	430
Mortgage servicing rights	3,428
Advances and other receivables	1,262
Reverse mortgage interests	9,225
Mortgage loans held for sale	1,514
Mortgage loans held for investment	125
Property and equipment	96
Derivative financial instruments	64
Other assets	548
Fair value of assets acquired	16,858
Unsecured senior notes	1,830
Advance facilities	551
Warehouse facilities	2,701
Payables and accrued liabilities	1,365
MSR related liabilities—nonrecourse	1,065
Mortgage servicing liabilities	86
Derivative financial instruments	3
Other nonrecourse debt	7,583
Fair value of liabilities assumed	15,184
Total fair value of net tangible assets acquired	1,674
Intangible assets(1)	103
Preliminary goodwill	—
$1,777

(1) The following intangible assets were acquired in the Nationstar acquisition.

	Useful Life (Years)	Fair Value
Customer relationships (i)	6	$61
Tradename (ii)	5	8
Technology (ii)	3-5	11
Internally developed software(iii)	2	23
Total		$103

(i) The estimated fair values for customer relationships were measured using the excess earnings method.
(ii) The estimated fair values for tradename and technology were measured using the relief-from-royalty method. This method assumes the tradename and technology have value to the extent the owner is relieved of the obligation to pay royalties for the benefits received from these assets.
(iii) The estimated fair values for internally developed software were measured using the replacement cost method.

WMIH incurred total acquisition costs of $92 prior to the consummation of the Merger. Additional acquisition costs are not expected to be significant during the remainder of fiscal 2018. The acquisition costs were primarily related to legal, accounting and consulting services and were expensed as incurred through July 31, 2018. Included in the total acquisition costs was a transaction fee of $25 to KKR Capital Markets LLC ("KCM"), an affiliate of KKR Wand Investors Corporation, which is WMIH's largest stockholder, for acting as a non-exclusive financial advisor to WMIH with respect to the Merger and an arrangement fee of $7 to KCM for acting as a placement agent with respect to a bridge financing facility in connection with the Merger that was not executed. In addition, WMIH incurred $38 of costs related to borrowings under the Notes, which was capitalized in debt costs.

WMIH also paid KCM a deferred fee of $8, which initially reduced the carrying value of the Series B Preferred Stock. This fee was payable in connection with the conversion of Series B Preferred Stock to WMIH's common stock upon consummation of the Merger.

Included in the Predecessor's consolidated statements of operations were $27 of acquisition costs incurred by Nationstar for the seven months ended July 31, 2018.

Included in the Successor's consolidated statements of operations were $7 of acquisition costs related to the compensation arrangements incurred by the Company related to the merger for two months ended September 30, 2018.

The following unaudited pro forma financial information presents the combined results of operations for the three and nine months ended September 30, 2018 as if the transaction had occurred on January 1, 2018.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Pro forma total revenues	$506	$1,538

Pro forma net income	$(20)	$156

The unaudited pro forma financial information above does not include the pro forma effects of the Company's acquisition of Assurant as presented below. The above unaudited pro forma financial information is presented for illustrative purposes only and is not indicative of the results of operations that would have actually occurred had the Merger occurred on January 1, 2018. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future operating results of the Company. Further, the unaudited financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies, if any, that might result from the acquisition.

Acquisition of Assurant Mortgage Solutions Group

On August 1, 2018, Xome Holdings LLC, a wholly-owned subsidiary of the Company, acquired Assurant Mortgage Solutions Group for $35 in cash with additional consideration dependent on the achievement of certain future performance targets. The acquisition expands Xome's footprint and grows its third-party client portfolio across its valuation, title and field services businesses. Based on the preliminary valuations of the estimated net fair value of the assets acquired and preliminary purchase price allocation, the acquisition resulted in $23 of intangible assets and $3 of goodwill.

4. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company's and Predecessor's MSRs and the related liabilities.

	Successor	Predecessor
MSRs and Related Liabilities	September 30, 2018	December 31, 2017
Forward MSRs - fair value	$3,485	$2,937
Reverse MSRs - amortized cost	15	4
Mortgage servicing rights	$3,500	$2,941

Mortgage servicing liabilities - amortized cost	$79	$41

Excess spread financing - fair value	$1,097	$996
Mortgage servicing rights financing - fair value	26	10
MSR related liabilities - nonrecourse at fair value	$1,123	$1,006

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage ("forward") loans for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights related to both agency and non-agency loans.

The following table sets forth the activities of forward MSRs.

	Successor	Predecessor
	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017
MSRs - Fair Value
Fair value - beginning of period	$3,413	$2,937	$3,160
Additions:
Servicing retained from mortgage loans sold	43	162	151
Purchases of servicing rights	72	144	30
Dispositions:
Sales of servicing assets(1)	(63)	4	(24)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	65	330	(113)
Other changes in fair value	(45)	(164)	(248)
Fair value - end of period	$3,485	$3,413	$2,956

(1) Amount for the seven months ended July 31, 2018 is related to the sale of nonperforming loans, which have a negative MSR value.

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company's continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment.

MSRs measured at fair value are segregated between credit sensitive and interest sensitive pools. Credit sensitive pools are primarily impacted by borrower performance under specified repayment terms, which most directly impacts involuntary prepayments and delinquency rates. Interest sensitive pools are primarily impacted by changes in forecasted interest rates, which in turn impact voluntary prepayment speeds. The Company assesses whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. Numerous factors are considered in making this assessment, including loan-to-value ratios, FICO scores, percentage of portfolio previously modified, portfolio seasoning and similar criteria. The determination between credit sensitive and interest sensitive for a pool is made at the date of acquisition, and no subsequent changes are made.

Credit sensitive portfolios generally consist of higher delinquency, single-family non-conforming residential forward mortgage loans serviced for agency and non-agency investors. Interest sensitive portfolios generally consist of lower delinquency, single-family conforming residential forward mortgage loans for agency investors.

The following table provides a breakdown of credit sensitive and interest sensitive unpaid principal balance ("UPB") for the Company's forward MSRs.

	Successor		Predecessor
	September 30, 2018		December 31, 2017
MSRs - Sensitivity Pools	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$144,697	$1,652	$167,605	$1,572
Interest sensitive	129,789	1,833	113,775	1,365
Total	$274,486	$3,485	$281,380	$2,937

The Company used the following key weighted-average inputs and assumptions in estimating the fair value of MSRs.

	Successor	Predecessor
Credit Sensitive	September 30, 2018	December 31, 2017
Discount rate	11.2%	11.4%
Total prepayment speeds	11.2%	15.2%
Expected weighted-average life	6.7 years	5.7 years

Interest Sensitive
Discount rate	9.2%	9.2%
Total prepayment speeds	8.9%	10.7%
Expected weighted-average life	7.4 years	6.7 years

The following table shows the hypothetical effect on the fair value of the MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated.

	Discount Rate		Total Prepayment Speeds
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
Successor
September 30, 2018
Mortgage servicing rights	$(138)	$(266)	$(117)	$(227)
Predecessor
December 31, 2017
Mortgage servicing rights	$(108)	$(208)	$(118)	$(227)

These hypothetical sensitivities should be evaluated with care. The effect on fair value of a 10% adverse change in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
The Company services and subservices certain HECM reverse mortgage loans with an unpaid principal balance of $30,660 and $35,112 as of September 30, 2018 and December 31, 2017, respectively. Mortgage servicing liabilities had an ending balance of $79 and $41 as of September 30, 2018 and December 31, 2017, respectively. For the two months ended September 30, 2018, the Company accreted $7 of the MSL. For the seven months ended July 31, 2018, the Predecessor accreted $11 of the MSL and recorded other MSL adjustments of $56. For the nine months ended September 30, 2017, the Predecessor accreted $1 of the MSL and recorded an increase to the MSL of $6. Such accretion recorded by the Predecessor relates to previous portfolio acquisitions.

Reverse MSR had an ending balance of $15 and $4 as of September 30, 2018 and December 31, 2017, respectively. For the two months ended September 30, 2018, the Company recorded less than $1 of amortization. For the seven months ended July 31, 2018, the Predecessor recorded other MSR adjustments of $4. For the nine months ended September 30, 2017, the Predecessor amortized $1 of the MSR.

The fair value of the reverse MSR was $15 and $29 as of September 30, 2018 and December 31, 2017, respectively. The fair value of the MSL was $60 and $34 as of September 30, 2018 and December 31, 2017, respectively. Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management's assessment at September 30, 2018, no impairment or increased obligation was needed.

Excess Spread Financing - Fair Value
In order to finance the acquisition of certain MSRs on various Portfolios, the Company has entered into sale and assignment agreements with a third-party associated with funds and accounts under management of BlackRock Financial Management Inc. ("BlackRock"), a third-party associated with funds and accounts under management of Värde Partners, Inc. ("Varde") and with certain affiliated entities formed and managed by New Residential Investment Corp. ("New Residential"). The Company sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. Servicing fees associated with traditional MSRs can be segregated into a contractually specified base servicing fee component and an excess servicing fee. The base servicing fee, along with ancillary income, is designed to cover costs incurred to service the specified pool plus a reasonable profit margin. The remaining servicing fee is considered excess. The Company retains all the base servicing fee and ancillary revenues associated with servicing the Portfolios and retains a portion of the excess servicing fee. The Company continues to be the servicer of the Portfolios and provides all servicing and advancing functions.

Contemporaneous with the above, the Company entered into refinanced loan obligations with New Residential, BlackRock and Varde. Should the Company refinance any loan in the Portfolios, subject to certain limitations, it will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above, which is the primary driver of the recapture rate assumption.

The range of key assumptions used in the Company's valuation of excess spread financing are as follows.

Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
Successor
September 30, 2018
Low	5.9%	5.3	8.5%	7.6%
High	15.0%	8.5	14.0%	26.7%
Weighted-average	10.6%	6.7	10.6%	17.7%
Predecessor
December 31, 2017
Low	6.2%	4.4	8.5%	7.2%
High	21.2%	6.9	14.1%	30.0%
Weighted-average	13.7%	5.9	10.8%	18.7%

The following table shows the hypothetical effect on the excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated.

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
Successor
September 30, 2018
Excess spread financing	$44	$92	$33	$68
Predecessor
December 31, 2017
Excess spread financing	$37	$78	$34	$71

As the cash flow assumptions utilized in determining the fair value amounts in the excess spread financing are based on the related cash flow assumptions utilized in the financed MSRs, any fair value changes recognized in the MSRs would inherently have an inverse impact on the carrying amount of the related excess spread financing. For example, while an increase in discount rates would negatively impact the value of the Company's MSRs, it would reduce the carrying value of the associated excess spread financing liability.

These hypothetical sensitivities should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects. Also, a positive change in the above assumptions would not necessarily correlate with the corresponding decrease in the net carrying amount of the excess spread financing.

Mortgage Servicing Rights Financing - Fair Value
From December 2013 through June 2014, the Company entered into agreements to sell a contractually specified base servicing fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third-party investors. The Company continues to be the named servicer, and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with the Company. Accordingly, the Company records the MSRs and a MSR financing liability associated with this transaction in its consolidated balance sheets.

The following table sets forth the weighted average assumptions used in the valuation of the mortgage servicing rights financing liability.

	Successor	Predecessor
Mortgage Servicing Rights Financing Assumptions	September 30, 2018	December 31, 2017
Advance financing rates	4.9%	3.5%
Annual advance recovery rates	18.2%	23.2%

The following table sets forth the items comprising revenues associated with servicing loan portfolios.

	Successor	Predecessor
	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Three Months Ended September 30, 2017	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017
Servicing Revenue
Contractually specified servicing fees(1)	$163	$79	$251	$574	$759
Other service-related income(1)(2)	18	10	40	66	126
Incentive and modification income(1)	8	4	19	37	63
Late fees(1)	14	7	22	53	67
Reverse servicing fees	13	4	16	37	43
Mark-to-market adjustments(2)(3)	24	25	(44)	196	(160)
Counterparty revenue share(4)	(26)	(16)	(53)	(111)	(174)
Amortization, net of accretion(5)	(31)	(16)	(60)	(112)	(187)
Total servicing revenue	$183	$97	$191	$740	$537

(1) Amounts include subservicing related revenues.
(2) In the fourth quarter of 2017, the Predecessor reevaluated presentation of adjustments related to certain Ginnie Mae early buyout activities and reclassified $4 and $16 from other service-related income to mark-to-market adjustments for the three and nine months ended September 30, 2017, respectively. Total servicing revenue was not affected by this reclassification adjustment.
(3) Mark-to-market ("MTM") adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM reflected is net of cumulative incurred losses related to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio, and these incurred losses have been transferred to reserves on advances and other receivables. These cumulative incurred losses for the Company totaled $13 for the two months ended September 30, 2018. These cumulative incurred losses for the Predecessor totaled $4 and $38 for the one and seven months ended July 31, 2018, respectively, and $15 and $53 for the three and nine months ended September 30, 2017, respectively.
(4) Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSRs financing arrangements.
(5) Amortization is net of excess spread accretion of $22 for the two months ended September 30, 2018, $11 and $78 for the one and seven months ended July 31, 2018, respectively, and $41 and $123 for the three and nine months ended September 30, 2017, respectively.

5. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following.

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Servicing advances, net of $227 and $0 discount, respectively	$889	$1,599
Receivables from agencies, investors and prior servicers, net of $56 and $0 discount, respectively	305	391
Reserves	(20)	(284)
Total advances and other receivables, net	$1,174	$1,706

The Company and Predecessor, as loan servicer, are contractually responsible to advance funds on behalf of the borrower and investor primarily for loan principal and interest, property taxes and hazard insurance and foreclosure costs. Advances are primarily recovered through reimbursement from the investor, proceeds from sale of loan collateral or mortgage insurance claims. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables.
The Company and Predecessor estimate and record an asset for estimated recoveries to be collected from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines.

Receivables from prior servicers totaled $84 and $134 for the Company and Predecessor's forward loan portfolio at September 30, 2018 and December 31, 2017, respectively.
The following table sets forth the activities of the reserves for advances and other receivables.

	Successor	Predecessor
Reserves for Advances and Other Receivables	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Three Months Ended September 30, 2017	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017
Balance - beginning of period	$—	$294	$236	$284	$184
Provision and other additions(1)	20	7	30	69	106
Write-offs	—	(4)	(13)	(56)	(37)
Balance - end of period	$20	$297	$253	$297	$253

(1) The Company recorded a provision of $13 through the MTM adjustments in service related revenues for the two months ended September 30, 2018 for inactive and liquidated loans that are no longer part of the MSR portfolio. The Predecessor recorded a provision through the MTM adjustments in service related revenues of $4 and $38 for the one and seven months ended July 31, 2018, respectively, and $15 and $53 for the three and nine months ended September 30, 2017, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves from other balance sheet accounts.

Purchase Discount for Advances and Other Receivables
In connection with the Merger, the Company recorded the acquired advances and other receivables at estimated fair value as of the acquisition date, which resulted in a preliminary purchase discount of $302. The following table sets forth the activities of the purchase discount for advances and other receivables.

	Successor
	For the Period August 1 - September 30, 2018
Purchase Discounts	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$246	$56
Accretion	(19)	—
Balance - end of period	$227	$56

6. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consists of the following.

	Successor	Predecessor
Reverse Mortgage Interests, Net	September 30, 2018	December 31, 2017
Participating interests in HECM mortgage-backed securities, net of $55 and $0 premium, respectively	$6,074	$7,107
Other interests securitized, net of $117 and $0 discount, respectively	1,003	912
Unsecuritized interests, net of $151 and $89 discount, respectively	1,810	2,080
Reserves	(1)	(115)
Total reverse mortgage interests, net	$8,886	$9,984

Participating Interests in HMBS
Participating interests in HMBS consist of the Company's reverse mortgage interests in HECM loans which have been transferred to GNMA and subsequently securitized through the issuance of HMBS. During the two months ended September 30, 2018, a total of $44 in UPB was transferred to GNMA and securitized by the Company. During the seven months ended July 31, 2018 and nine months ended September 30, 2017, a total of $198 and $416 in UPB were transferred to GNMA and securitized by the Predecessor, respectively.

Other Interests Securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria and have been repurchased out of HMBS. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. No such securitizations occurred during the two months ended September 30, 2018. During the seven months ended July 31, 2018, a total of $760 UPB was securitized through Trust 2018-1 and Trust 2018-2 and a total of $284 UPB from Trust 2016-2 and Trust 2016-3 were called and debt extinguished. Refer to Other Nonrecourse Debt in Note 10, Indebtedness, for additional information.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consists of the following.

	Successor	Predecessor
Unsecuritized Interests	September 30, 2018	December 31, 2017
Repurchased HECM loans	$1,512	$1,751
HECM related receivables	353	311
Funded borrower draws not yet securitized	68	82
REO related receivables	28	25
Purchase discount	(151)	(89)
Total unsecuritized interests	$1,810	$2,080

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount established at origination in accordance with HMBS program guidelines. The Company repurchased a total of $608 of HECM loans out of GNMA HMBS securitizations during the two months ended September 30, 2018, of which $138 were subsequently assigned to a third party in accordance with applicable servicing agreements. The Predecessor repurchased a total of $2,439 and $3,270 of HECM loans out of GNMA HMBS securitizations during the seven months ended July 31, 2018 and nine months ended September 30, 2017, respectively, of which $512 and $802 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively. To the extent a loan is not subject to applicable servicing agreements and assigned to a third party, the loan is either subject to assignment to HUD, per contractual obligations with GNMA, liquidated via a payoff from the borrower or liquidated via a foreclosure according to the terms of the underlying mortgage.

The Company also estimates and records an asset for probable recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $25 and $22 for the Company and Predecessor's reverse loan portfolio at September 30, 2018 and December 31, 2017, respectively.

Purchase of Reverse Mortgage Servicing Rights and Interests
On December 1, 2016, the Predecessor executed an asset purchase agreement with a large financial institution and acquired servicing rights and reverse mortgage interests. As part of the asset purchase agreement, the Predecessor agreed to acquire remaining components of the reverse portfolio, primarily including servicing of whole HECM loans and REO advances upon receiving regulatory approval. In September 2017, the Predecessor executed a mortgage servicing rights purchase agreement and a subservicing agreement to acquire servicing rights and subservicing contracts on the remaining reverse portfolio. In March 2018, the Predecessor executed an asset purchase agreement to acquire reverse mortgage interests on the subservicing contracts acquired in September 2017 referenced above, acquiring $467 UPB of participating interests in HECM loans and $460 UPB of related HMBS obligations. The Predecessor performed a relative fair value allocation upon the March 2018 acquisition, resulting in the aforementioned assets and liabilities in addition to $2 of HECM related receivables and $7 of purchase discount within unsecuritized interests. In addition, the Predecessor paid net proceeds of $1 for the acquisition of these assets and assumption of related liabilities.

Reserves for Reverse Mortgage Interests
The Company records reserves related to reverse mortgage interests based on potential unrecoverable costs and loss exposures expected to be realized. Recoverability is determined based on the Company’s ability to meet U.S. Department of Housing and Urban Development ("HUD") servicing guidelines and is viewed as two different categories of expenses: financial and operational. Financial exposures are defined as the cost of doing business related to servicing the HECM product and include potential unrecoverable costs primarily based on HUD claim guidelines related to recoverable expenses and unfavorable changes in the appraised value of the loan collateral. Operational exposures are defined as unrecoverable debenture interest curtailments imposed for missed HUD specified servicing timelines.

The activity of the reserves for reverse mortgage interests is set forth below.

	Successor	Predecessor
	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Three Months Ended September 30, 2017	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017
Reserves for reverse mortgage interests
Balance - beginning of period	$—	$117	$149	$115	$131
Provision, net	1	12	22	32	44
Write-offs	—	—	(83)	(18)	(87)
Balance - end of period	$1	$129	$88	$129	$88

Purchase Discount for Reverse Mortgage Interests
In connection with the Merger, the Company recorded the acquired reverse mortgage interests at estimated fair value as of the acquisition date, which resulted in a preliminary purchase premium of $58 for participating interests in HMBS and a preliminary purchase discount of $278 for other interest securitized and unsecuritized interests. The following table sets forth the activities of the purchase premiums and discounts for reverse mortgage interests.

	Successor
	For the Period August 1 - September 30, 2018
Purchase premiums and discounts for reverse mortgage interests	Premium for Participating Interests in HMBS	Discount for Other Interest Securitized	Discount for Unsecuritized Interests
Balance - beginning of period	$58	$(117)	$(161)
Additions	—	—	—
Accretion/(Amortization)	(3)	—	10
Balance - end of period	$55	$(117)	$(151)

In connection with previous reverse mortgage portfolio acquisitions, the Predecessor recorded a purchase discount within unsecuritized interests. The following table sets forth the activities of the purchase discounts for reverse mortgage interests.

	Predecessor
Purchase discounts for reverse mortgage interests	For the Period July 1 - July 31, 2018	Three Months Ended September 30, 2017	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017
Balance - beginning of period	$(84)	$(43)	$(89)	$(43)
Additions	—	(75)	(7)	(75)
Accretion	2	22	14	22
Balance - end of period	$(82)	$(96)	$(82)	$(96)

Reverse Mortgage Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans and FHA guidelines. Total interest earned on the Company's reverse mortgage interests was $72 for the two months ended September 30, 2018. Total interest earned on the Predecessor's reverse mortgage interests was $38 and $274 for the one and seven months ended July 31, 2018, respectively, and $137 and $370 for the three and nine months ended September 30, 2017, respectively.

7. Mortgage Loans Held for Sale and Investment

Mortgage Loans Held for Sale
The Company maintains a strategy of originating and purchasing residential mortgage loan products primarily for the purpose of selling to GSEs or other third-party investors in the secondary market on a servicing-retained basis. The Company focuses on assisting customers currently in the Company's servicing portfolio with refinancing of loans or new home purchases. Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

Mortgage loans held for sale are recorded at fair value as set forth below.

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Mortgage loans held for sale – UPB	$1,639	$1,837
Mark-to-market adjustment(1)	42	54
Total mortgage loans held for sale	$1,681	$1,891
(1) The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as interest income in the consolidated statements of operations.

The total UPB of mortgage loans held for sale on non-accrual status was as follows:

	Successor		Predecessor
	September 30, 2018		December 31, 2017
Mortgage Loans Held for Sale - UPB	UPB	Fair Value	UPB	Fair Value
Non-accrual	$46	$43	$66	$64

From time to time, the Company exercises its right to repurchase individual delinquent loans in Ginnie Mae securitization pools to minimize interest spread losses, to re-pool into new Ginnie Mae securitizations or to otherwise sell to third-party investors. During the two months ended September 30, 2018, the Company repurchased $29 of delinquent Ginnie Mae loans and securitized or sold to third-party investors $32 of previously repurchased loans. During the seven months ended July 31, 2018 and the nine months ended September 30, 2017, the Predecessor repurchased $118 and $236 of delinquent Ginnie Mae loans, respectively, and securitized or sold to third-party investors $154 and $253 of previously repurchased loans, respectively.

As of September 30, 2018 and 2017, $58 and $59 of the repurchased loans have re-performed and were held in accrual status, respectively, and remaining balances continue to be held under a nonaccrual status.
The total UPB of mortgage loans held for sale for which the Company and the Predecessor have begun formal foreclosure proceedings was $33 and $51 as of September 30, 2018 and December 31, 2017, respectively.
The following table details a roll forward of the change in the account balance of mortgage loans held for sale.

	Successor	Predecessor
Mortgage loans held for sale	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017
Balance - beginning of period	$1,514	$1,891	$1,788
Mortgage loans originated and purchased, net of fees	3,459	12,319	13,988
Loans sold	(3,508)	(13,255)	(15,107)
Repurchase of loans out of Ginnie Mae securitizations	223	544	943
Transfer of mortgage loans held for sale to advances/accounts receivable, net related to claims(1)	(2)	(7)	(16)
Net transfer of mortgage loans held for sale from REO in other assets(2)	4	14	20
Changes in fair value	(8)	(1)	16
Other purchase-related activities(3)	(1)	9	14
Balance - end of period	$1,681	$1,514	$1,646

(1) Amounts are comprised of claims made on certain government insured mortgage loans upon completion of the REO sale.
(2) Net amounts are comprised of REO in the sales process, which are transferred to other assets, and certain government insured mortgage REO, which are transferred from other assets upon completion of the sale so that the claims process can begin.
(3) Amounts are comprised primarily of non-Ginnie Mae loan purchases and buyouts.

For the two months ended September 30, 2018, the Company received proceeds of $3,543 on the sale of mortgage loans held for sale, resulting in gains of $35. For the one month ended July 31, 2018, the Predecessor received proceeds of $1,891 on the sale of mortgage loans held for sale, resulting in gains of $13. For the seven months ended July 31, 2018 and the nine months ended September 30, 2017, the Predecessor received proceeds of $13,382 and $15,470, respectively, on the sale of mortgage loans held for sale, resulting in gains of $127 and $363, respectively.

The Company has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to re-pool into new Ginnie Mae securitizations upon re-performance of the loan or to otherwise sell to third-party investors. Therefore, these loans are classified as held for sale. The amounts repurchased out of Ginnie Mae pools, as presented above, are primarily in connection with loan modifications and loan resolution activity as part of the Company's contractual obligations as the servicer of the loans.

Mortgage Loans Held for Investment
The following sets forth the composition of mortgage loans held for investment, net.

Successor
September 30, 2018
Mortgage loans held for investment, net – UPB	$161
Fair value adjustments	(39)
Total mortgage loans held for investment at fair value	$122

Predecessor
December 31, 2017
Mortgage loans held for investment, net – UPB	$193
Transfer discount:
Non-accretable	(41)
Accretable	(12)
Allowance for loan losses	(1)
Total mortgage loans held for investment	$139

The Predecessor recorded interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, the Predecessor reclassified to accretable yield discount approximately $1 of transfer discount designated as reserves for future loss for the seven months ended July 31, 2018 and nine months ended September 30, 2017. No provision for reserves was required for the nine months ended September 30, 2017, as the fair value of the underlying collateral exceeded the carrying value of the loans, net of the non-accretable discount.

The total UPB of mortgage loans held for investment on non-accrual status was as follows for the dates indicated.

	Successor
	September 30, 2018
Mortgage Loans Held for Investment - UPB	UPB	Fair Value
Non-accrual	$32	$15
The following table details a roll forward of the change in the account balance of mortgage loans held for investment.

Successor
Mortgage loans held for investment at fair value	For the Period August 1 - September 30, 2018
Balance - beginning of period	$125
Payments received from borrowers	(2)
Losses incurred	(1)
Changes in fair value(1)	—
Balance - end of period	$122

(1) The changes in fair value during the two months ended September 30, 2018 is less than $1.

The total UPB of mortgage loans held for investment for which the Company and the Predecessor has begun formal foreclosure proceedings was $15 and $22 as of September 30, 2018 and December 31, 2017, respectively.

8. Other Assets

Other assets consist of the following.

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Loans subject to repurchase right from Ginnie Mae	$231	$218
Accrued revenues	144	148
Intangible assets	117	19
Derivative financial instruments at fair value	72	65
Prepaid expenses	31	27
REO, net	19	23
Deposits	15	19
Goodwill	3	72
Receivables from affiliates, net	—	6
Other	167	82
Total other assets	$799	$679
Loans Subject to Repurchase Right from Ginnie Mae
Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan.

Derivative financial instruments at fair value
See Note 9, Derivative Financial Instrument, for further details.

Intangible assets
As discussed in Note 3, Acquisitions, in connection with the acquisitions of Nationstar and Assurant in 2018, the Company recorded intangible assets of $103 and $23, respectively.

Goodwill
As discussed in Note 3, Acquisitions, in connection with the acquisition of Assurant in 2018, the Company recorded goodwill of $3.

Accrued Revenues
Accrued revenues are primarily comprised of service fees earned but not received based upon the terms of the Company's servicing and subservicing agreements.

REO, Net
REO, net includes $9 and $15 of REO-related receivables with government insurance at September 30, 2018 and December 31, 2017, respectively, limiting loss exposure to the Company and the Predecessor.

Other
Other primarily includes tax receivables and non-advance related accounts receivable due from investors.

9. Derivative Financial Instrument

Derivative instruments utilized by the Company primarily include IRLCs, LPCs, forward MBS trades, Eurodollar and Treasury futures and interest rate swap agreements.

Associated with the Company and Predecessor's derivatives are $3 and $1 in collateral deposits on derivative instruments recorded in other assets on the Company and Predecessor's consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. The Company and the Predecessor do not offset fair value amounts recognized for derivative instruments with amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.
The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

		Successor			Predecessor
		September 30, 2018		For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018
	Expiration Dates	Outstanding Notional	Fair Value	Recorded (Losses)/Gains
Assets
Mortgage loans held for sale
Loan sale commitments	2018	$428	$6.9	(3.7)	10.5
Derivative financial instruments
IRLCs	2018	1,765	57.8	(1.8)	0.4
Forward sales of MBS	2018	3,040	12.2	9.0	0.9
LPCs	2018	228	1.7	0.5	0.3
Treasury futures(1)	2018	65	—	—	(1.8)
Eurodollar futures(1)	2018-2021	20	—	—	—
Liabilities
Derivative financial instruments
IRLCs(1)	2018	3	—	—	—
Forward sales of MBS	2018	413	0.5	(1.4)	(1.0)
LPCs	2018	320	1.5	0.9	0.1
Treasury futures	2018	53	0.1	0.1	(1.3)
Eurodollar futures(1)	2020-2021	6	—	—	—

		Predecessor
		September 30, 2017		Nine Months Ended September 30, 2017
	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments(1)	2017	$1	$0.1	$—
Derivative financial instruments
IRLCs	2017	2,531	68.7	(23.5)
Forward sales of MBS	2017	2,524	4.7	(34.5)
LPCs	2017	132	1.0	(0.9)
Treasury futures	2017	255	2.0	2.0
Eurodollar futures(1)	2017-2021	11	—	—
Interest rate swaps(1)	2017	—	—	(0.1)
Liabilities
Derivative financial instruments
IRLCs(1)	2017	7	—	1.1
Forward sales of MBS	2017	1,137	3.2	6.8
LPCs	2017	335	1.2	0.3
Treasury futures	2017	479	2.0	(2.0)
Eurodollar futures(1)	2017-2021	45	—	—
Interest rate swaps(1)	2017	—	—	0.1

(1) Fair values or recorded gains/(losses) of derivative instruments are less than $0.1 for the specified dates.

10. Indebtedness

Notes Payable

					Successor		Predecessor
					September 30, 2018		December 31, 2017
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Nationstar agency advance receivables trust	LIBOR+1.9% to 2.6%	November 2019	Servicing advance receivables	$575	$232	$271	$416	$492
Nationstar mortgage advance receivable trust	LIBOR+1.5% to 6.5%	August 2021	Servicing advance receivables	325	264	333	230	287
Nationstar agency advance financing facility	LIBOR+1.9% to 7.4%	January 2019	Servicing advance receivables	150	67	78	102	117
MBS servicer advance facility (2014)	CPRATE+3.0%	January 2019	Servicing advance receivables	125	33	145	44	140
MBS advance financing facility	LIBOR + 2.5%	March 2019	Servicing advance receivables	—	—	—	63	64
Advance facilities principal amount					596	$827	855	$1,100
Unamortized debt issuance costs					—		—
Advance facilities, net					$596		$855

					Successor		Predecessor
					September 30, 2018		December 31, 2017
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$1,200 warehouse facility	LIBOR+1.9% to 3.8%	November 2018	Mortgage loans or MBS	$1,200	$664	$730	$889	$960
$1,000 warehouse facility	LIBOR+1.6% to 2.5%	September 2019	Mortgage loans or MBS	1,000	220	225	299	308
$950 warehouse facility	LIBOR+2.0% to 3.5%	November 2018	Mortgage loans or MBS	950	661	735	721	785
$600 warehouse facility	LIBOR+2.5%	February 2019	Mortgage loans or MBS	600	263	285	333	347
$500 warehouse facility	LIBOR+1.5% to 2.8%	August 2019	Mortgage loans or MBS	500	160	164	233	239
$500 warehouse facility	LIBOR+1.8% to 2.8%	November 2018	Mortgage loans or MBS	500	291	320	305	337
$500 warehouse facility	LIBOR+2.0% to 3.5%	April 2019	Mortgage loans or MBS	500	218	233	246	272
$300 warehouse facility	LIBOR+2.3%	January 2019	Mortgage loans or MBS	300	89	111	116	141
$250 Warehouse Facility	LIBOR+2.0% to 2.3%	September 2020	Mortgage loans or MBS	250	177	182	—	—
$200 warehouse facility	LIBOR+1.6%	April 2019	Mortgage loans or MBS	200	43	44	80	81
$200 warehouse facility	LIBOR+4.0%	June 2020	Mortgage loans or MBS	200	100	198	50	50
$150 warehouse facility	LIBOR+4.3%	December 2018	Mortgage loans or MBS	150	—	98	—	—
$50 warehouse facility	LIBOR+4.5%	August 2020	Mortgage loans or MBS	50	—	44	10	10
$40 warehouse facility	LIBOR+3.0%	November 2018	Mortgage loans or MBS	40	2	3	4	6
Warehouse facilities principal amount					2,888	$3,372	3,286	$3,536
Unamortized debt issuance costs					—		(1)
Warehouse facilities, net					$2,888		$3,285

Pledged Collateral:
Mortgage loans, net					$1,595	$1,481	$1,852	$1,680
Reverse mortgage interests, net					1,193	1,342	1,434	1,575
MSR and other collateral					100	549	—	281

Unsecured Senior Notes

Unsecured senior notes consist of the following.

	Successor	Predecessor
	September 30, 2018	December 31, 2017
$950 face value, 8.125% interest rate payable semi-annually, due July 2023(1)	$950	$—
$750 face value, 9.125% interest rate payable semi-annually, due July 2026(1)	750	—
$600 face value, 6.500% interest rate payable semi-annually, due July 2021(2)	592	595
$300 face value, 6.500% interest rate payable semi-annually, due June 2022(2)	206	206
$475 face value, 6.500% interest rate payable semi-annually, due August 2018(3)	—	364
$400 face value, 7.875% interest rate payable semi-annually, due October 2020(4)	—	397
$375 face value, 9.625% interest rate payable semi-annually, due May 2019(4)	—	323
Unsecured senior notes principal amount	2,498	1,885
Unamortized debt issuance costs, net of premium, and discount	(41)	(11)
Unsecured senior notes, net	$2,457	$1,874

(1) On July 13, 2018, Merger Sub issued $950 aggregate principal amount of the 8.125% Notes due 2023 and $750 aggregate principal amount of the 9.125% Notes due 2026. The proceeds from the New Notes were used, together with the proceeds from the issuance of WMIH’s common stock and WMIH’s cash and restricted cash on hand, to consummate the Merger with Nationstar and the refinancing of certain Nationstar’s existing debt and to pay related fees and expenses. At the consummation of the acquisition, Merger Sub merged with and into Nationstar with Nationstar assuming the obligations under the New Notes.
(2) In June 2018, the Predecessor entered into a supplemental indenture to, among other things, modify the definition of “Change of Control” to provide that the Merger will not constitute a change of control which would otherwise trigger redemption obligations.
(3) The note of the Predecessor was paid off in August 2018.
(4) The notes of the Predecessor were redeemed in August 2018.

The indentures for the unsecured senior notes contain various covenants and restrictions that limit the issuer(s) and restricted subsidiaries ability to incur additional indebtedness, pay dividends, make certain investments, create liens, consolidate, merge or sell substantially all of their assets or enter into certain transactions with affiliates. The indentures contain certain events of default, including (subject, in some cases, to customary cure periods and materiality thresholds) defaults based on (i) the failure to make payments under the applicable indenture when due, (ii) breach of covenants, (iii) cross-defaults to certain other indebtedness, (iv) certain bankruptcy or insolvency events, (v) material judgments and (vi) invalidity of material guarantees.

The indentures for the unsecured senior notes provide that the Company may redeem all or a portion of the notes prior to certain fixed dates by paying a make-whole premium plus accrued and unpaid interest, to the redemption dates. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. During the two months ended September 30, 2018, the Company redeemed $659 in principal of outstanding notes. Additionally, the Company repaid $364 in principal of outstanding notes which matured during the two months ended September 30, 2018. The Company repurchased $26, $60, and $120 in principal of outstanding notes during the three months ended September 30, 2017, seven months ended July 31, 2018, and nine months ended September 30, 2017, respectively, resulting in a loss of $1, $2, and $3, respectively. No notes were repurchased during the two months ended September 30, 2018 and one month ended July 31, 2018.

Additionally, the indentures provide that on or before certain fixed dates, the Company may redeem (x) in the case of the New Notes, up to 40%, or (y) in the case of the other series of unsecured senior notes, up to 35% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions.
The ratios included in the indentures for the unsecured senior notes are incurrence-based compared to the customary ratio covenants that are often found in credit agreements that require a company to maintain a certain ratio.

As of September 30, 2018, the expected maturities of the Company's unsecured senior notes based on contractual maturities are as follows.

Year Ending December 31,	Amount
2018	$—
2019	—
2020	—
2021	592
2022	206
Thereafter	1,700
Total	$2,498
Other Nonrecourse Debt

Other nonrecourse debt consists of the following.

					Successor	Predecessor
					September 30, 2018	December 31, 2017
	Issue Date	Maturity Date	Class of Note	Securitized Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	—	$—	$6,021	$7,111
Securitization of nonperforming HECM loans
Trust 2016-2	June 2016	June 2026	A, M1, M2	—	—	94
Trust 2016-3	August 2016	August 2026	A, M1, M2	—	—	138
Trust 2017-1	May 2017	May 2027	A, M1, M2	193	151	213
Trust 2017-2	September 2017	September 2027	A, M1, M2	308	258	365
Trust 2018-1	March 2018	March 2028	A, M1, M2, M3, M4, M5	348	329	—
Trust 2018-2	August 2018	August 2028	A, M1, M2, M3, M4, M5	298	292	—
Nonrecourse debt - legacy assets	November 2009	October 2039	A	112	32	42
Other nonrecourse debt principal amount					7,083	7,963
Unamortized debt issuance costs, net of premium, and issuance discount(2)					82	51
Other nonrecourse debt, net					$7,165	$8,014

(1) Amounts represent the Company's participating interest in GNMA HMBS securitized portfolios.
(2) The Predecessor amount includes a premium of $62 as of December 31, 2017.

Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Predecessor and Company issue HMBS in connection with the securitization of borrower draws and accrued interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a "participating interest") in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 2.4% to 7.0%.

Securitizations of Nonperforming HECM Loans
From time to time, the Company securitizes its interests in non-performing reverse mortgages. The transactions provide investors with the ability to invest in a pool of both non-performing HECM loans secured by one-to-four-family residential properties and a pool of REO properties acquired through foreclosure of a deed in lieu of foreclosure in connection with HECM loans that are covered by FHA insurance. The transactions provide the Company with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as reverse mortgage interests and the related financing included in other nonrecourse debt. Interest is accrued at a rate of 2.0% to 6.5% on the outstanding securitized notes and recorded as interest expense in consolidated statements of operations. The HECM securitizations are callable with expected weighted average lives of less than one to three years. The Company may re-securitize the previously called loans from earlier HECM securitizations to achieve a lower cost of funds.

Nonrecourse Debt – Legacy Assets
During November 2009, the Company completed the securitization of approximately $222 of Asset-Backed Securities ("ABS"), which was accounted for as a secured borrowing. This structure resulted in the Company carrying the securitized mortgage loans in its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $165 and $181 at September 30, 2018 and December 31, 2017, respectively. The UPB on the outstanding loans was $32 and $42 at September 30, 2018 and December 31, 2017, respectively, and the carrying value of the nonrecourse debt was $32 and $37, respectively.

Financial Covenants
The Company and the Predecessor’s borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements.  The Predecessor performed an evaluation of its mortgage servicing liabilities and recorded a change in estimate for the month ended July 31, 2018. As a result of this charge, the Predecessor was unable to meet the profitability requirement in one of its outstanding warehouse facilities. The Company asked for, and amended the agreement from this financial institution on this profitability requirement for the period ended September 30, 2018. As a result of this amendment, the Company is in compliance with its required financial covenants.

The Company is required to maintain a minimum tangible net worth of at least $682 as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of September 30, 2018, the Company is in compliance with these minimum tangible net worth requirements.

11. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following.

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Payables to servicing and subservicing investors	$530	$516
Loans subject to repurchase from Ginnie Mae	231	218
Accounts payable and other accrued liabilities	165	99
Payables to GSEs and securitized trusts	95	92
Accrued bonus and payroll	89	82
Accrued legal expenses	65	25
Payable to insurance carriers and insurance cancellation reserves	61	61
Accrued interest	61	62
MSR purchases payable including advances	21	10
Repurchase reserves	9	9
Taxes	8	36
Lease obligations	5	24
Derivative financial instruments at fair value	2	5
Total payables and accrued liabilities	$1,342	$1,239

Payables to Servicing and Subservicing Investors and Payables to GSEs and Securitized Trusts
Payables to servicing and subservicing investors, GSEs and securitized trusts represent amounts due to investors, GSEs and securitized trusts in connection with loans serviced that are paid from collections of the underlying loans, insurance proceeds or proceeds from property disposal.

Loans Subject to Repurchase from Ginnie Mae
See Note 8, Other Assets, for a description of assets and liabilities related to loans subject to repurchase from Ginnie Mae.

Derivative financial instruments at fair value
See Note 9, Derivative Financial Instrument, for further details.

Accounts Payables and Other Accrued Liabilities
Accounts payables and other accrued liabilities are primarily comprised of liabilities related to various vendor and servicing activities.

Payables to Insurance Carriers and Insurance Cancellation Reserves
Payables to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third-party investors on liquidated loans.

Repurchase Reserves
The activity of the repurchase reserves is set forth below.

	Successor	Predecessor
Repurchase Reserves	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Three Months Ended September 30, 2017	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017
Balance - beginning of period	$9	$9	$14	$9	$18
Provisions	1	—	2	3	5
Releases	(1)	—	—	(3)	(6)
Charge-offs	—	—	(1)	—	(2)
Balance - end of period	$9	$9	$15	$9	$15

The provision for repurchases represents an estimate of losses to be incurred on the repurchase of loans or indemnification of purchaser's losses related to forward loans. Certain sale contracts and GSE standards require the Company to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

In the event of a breach of the representations and warranties, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. The Company records a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against net gain on mortgage loans held for sale. A release of repurchase reserves is recorded when the Company's assessment reveals that previously recorded reserves are no longer needed.

A selling representation and warranty framework was introduced by the GSEs in 2013 and enhanced in 2014 that helps address concerns of loan sellers with respect to loan repurchase risk. Under the framework, a GSE will not exercise its remedies, including the issuance of repurchase requests, for breaches of certain selling representations and warranties if a mortgage meets certain eligibility requirements. For loans sold to GSEs on or after January 1, 2013, repurchase risk for Home Affordable Refinance Program ("HARP") loans is lowered if the borrower stays current on the loan for 12 months and representation and warranty risks are limited for non-HARP loans that stay current for 36 months.

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of loans underwritten prior to mortgage loan crisis period prior to 2008. The Company believes its reserve balance as of September 30, 2018 is sufficient to cover loss exposure associated with repurchase contingencies.

12. Securitizations and Financings

Variable Interest Entities (VIE)
In the normal course of business, the Company enters into various types of on- and off-balance sheet transactions with SPEs determined to be VIEs, which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which the Company transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets.

The Company has determined that the SPEs created in connection with the (i) Nationstar Home Equity Loan Trust 2009-A, (ii) Nationstar Mortgage Advance Receivables Trust (NMART), (iii) Nationstar Agency Advance Financing Trust (NAAFT) and (iv) Nationstar Advance Agency Receivables Trust (NAART) should be consolidated as the Company is the primary beneficiary of each of these entities. Also, the Company consolidated four reverse mortgage SPEs as it is the primary beneficiary of each of these entities. These SPEs include the Nationstar HECM Loan Trusts.

A summary of the assets and liabilities of the Company's transactions with VIEs included in the Company’s consolidated financial statements is presented below for the dates indicated.

	Successor		Predecessor
	September 30, 2018		December 31, 2017
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$111	$52	$106	$26
Reverse mortgage interests, net	—	7,140	—	7,981
Advances and other receivables, net	682	—	896	—
Mortgage loans held for investment, net	121	—	138	—
Other assets	—	—	2	—
Total assets	$914	$7,192	$1,142	$8,007

Liabilities
Advance facilities(1)	$563	$—	$749	$—
Payables and accrued liabilities	1	1	2	1
Participating interest financing(2)	—	6,021	—	7,111
HECM Securitizations (HMBS)
Trust 2016-2	—	—	—	94
Trust 2016-3	—	—	—	138
Trust 2017-1	—	151	—	213
Trust 2017-2	—	258	—	365
Trust 2018-1	—	329	—	—
Trust 2018-2	—	292	—	—
Nonrecourse debt–legacy assets	32	—	42	—
Total liabilities	$596	$7,052	$793	$7,922

(1) Advance facilities include the Nationstar agency advance financing facility and notes payable recorded by the Nationstar Mortgage Advance Receivable Trust, and the Nationstar Agency Advance Receivables Trust. Refer to Notes Payable in Note 10, Indebtedness, for additional information.
(2) Participating interest financing excludes premiums.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company for the dates indicated.

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Total collateral balances	$1,940	$2,291
Total certificate balances	$1,884	$2,129

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of September 30, 2018 and December 31, 2017 and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below.

	Successor	Predecessor
Principal Amount of Loans 60 Days or More Past Due	September 30, 2018	December 31, 2017
Unconsolidated securitization trusts	$317	$448

13. Stockholders' Equity

Upon the consummation of the Merger, the Company assumed and adopted the Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan (“2012 Plan”).

During the seven months ended July 31, 2018, certain employees of the Predecessor were granted 3,297 thousand restricted stock units ("RSUs"). During the two months ended September 30, 2018, certain employees of the Company were granted 73 thousand RSUs. The RSUs generally vest in installments of 33.3%, 33.3% and 33.4% respectively on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with the Company during that time or (ii) the participant's employment has terminated by reason of retirement. In addition, upon death, disability or generally a change in control of the Company, the unvested shares of an award will vest. The value of the RSUs is measured based on the market value of common stock of the Company or its Predecessor on the grant date.

The Company recorded $2 of expenses related to share-based awards during the two months ended September 30, 2018. The Predecessor recorded $9 and $17 of expenses related to share-based awards during the one and seven months ended July 31, 2018, respectively, including $7 expenses recognized due to a one-time accelerated vesting of equity awards in connection with the Merger. In addition, the Predecessor recorded $4 and $13 during the three and nine months ended September 30, 2017, respectively.

14. Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company's declaration of a dividend or distribution for common shares.

On October 10, 2018, the Company completed its previously-announced 1-for-12 reverse stock split. The Successor period presented has been retrospectively revised to reflect this change.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts).

	Successor	Predecessor
	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Three Months Ended September 30, 2017	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017
Net income (loss) attributable to Successor/Predecessor	$1,020	$(64)	$7	$154	$(11)
Less: Undistributed earnings attributable to participating stockholders	9	—	—	—	—
Net income (loss) attributable to common stockholders	$1,011	$(64)	$7	$154	$(11)

Net income (loss) per common share attributable to Successor/Predecessor:
Basic	$11.13	$(0.65)	$0.07	$1.57	$(0.11)
Diluted	$10.99	$(0.65)	$0.07	$1.55	$(0.11)

Weighted average shares of common stock outstanding (in thousands):
Basic	90,808	98,164	97,706	98,046	97,685
Dilutive effect of stock awards	345	—	988	1,091	—
Dilutive effect of participating securities	839	—	—	—	—
Diluted	91,992	98,164	98,694	99,137	97,685

15. Income Taxes

The components of income tax expense (benefit) on continuing operations were as follows:

	Successor	Predecessor
	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Three Months Ended September 30, 2017	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017
Income tax (benefit) expense	$(979)	$(19)	$5	$48	$(4)

Effective tax rate	(2,377.1)%	23.1%	37.1%	23.8%	29.1%

In the predecessor period, the effective tax rate differed from the statutory federal rate of 21% primarily due to state tax provision, adjustments in connection with the remediation of the Company’s uncertain tax position and various permanent differences, including nondeductible transaction costs in connection with the Merger.

For the two months ended September 30, 2018, the effective tax rate differed from the statutory federal rate of 21% primarily due to the reversal of the valuation allowance associated with the net operating loss ("NOL") carryforwards of WMIH, permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m) and nondeductible meals and entertainment expenses.

Prior to the Merger, WMIH had a full valuation allowance established against its federal net operating losses due to cumulative losses in previous years. On the contrary, the Predecessor determined that it would be able to fully realize its federal and state net operating losses, with the exception of a portion of its NOLs that would more-likely-than-not expire unused due to limitations of Internal Revenue Code (“IRC”) Section 382. Other deferred tax assets and liabilities for WMIH and the Predecessor are not significant to the valuation allowance analysis. As a result of the Merger, the Successor re-evaluated its valuation allowance.

In the assessment of whether a valuation allowance was required against WMIH’s NOLs subsequent to the Merger, the Successor considered the four sources of taxable income, as follows, under ASC 740-10-30-18:

1.	Taxable income in prior carryback year(s) if carryback is permitted under the tax law;

2.	Future reversals of existing taxable temporary differences;

3.	Tax-planning strategies; and

4.	Future taxable income exclusive of reversing temporary differences and carryforwards.

The Successor noted that the NOL carryback period in source 1 of taxable income is no longer available to offset taxable income in prior years as modified as part of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Also, the Successor did not identify any tax planning strategies available that would support realization of the WMIH NOL deferred tax asset under ASC 740. Thus, in determining the appropriate deferred tax asset valuation allowance subsequent to the Merger, the Successor relied upon (1) reversals of existing deferred tax liabilities and (2) future taxable income excluding reversing differences, with the latter item accounting for most of the change.

In estimating future taxable income from the fourth source listed above, the Successor considered all available evidence and applied judgment in determining the effect of positive and negative evidence based on its ability to objectively verify it. In that regard, the Successor further noted that under ASC 740-10-30-21, “Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Other examples of negative evidence include, but are not limited to, the following:

1.	A history of operating loss or tax credit carryforwards expiring unused

2.	Losses expected in early future years (by a presently profitable entity)

3.	Unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years

4.
A carryback, carryforward period that is so brief it would limit realization of tax benefits if a significant deductible temporary difference is expected to reverse in a single year or the entity operates in a traditionally cyclical business.”

The Successor noted none of the negative items listed above from the perspective of the post-transaction operations. The Predecessor, which accounts for almost all of the post-merger operations, has been profitable over the last several years and expects to grow in profitability in the future. Accordingly, it was deemed appropriate and reasonable to conclude under ASC 740 that a significant portion of the WMIH NOL deferred tax asset, previously subject to a full valuation allowance, would be realizable at a more-likely-than-not (“MLTN”) level subsequent to the Merger.
While WMIH experienced a history of cumulative losses in previous years, the Predecessor has demonstrated a history of strong sustainable pre-tax income and taxable income in previous years. The Successor believes that WMIH and the Predecessor as a combined company will generate enough future pre-tax income to utilize a significant portion of WMIH’s NOL carryforwards.
In determining the amount of the valuation allowance to release, the Successor considered (1) internal forecasts of the Successor’s future pre-tax income exclusive of reversing temporary differences and carryforwards, (2) the nature and timing of future reversals of existing deferred tax assets and liabilities, (3) future originating temporary and permanent differences, and (4) NOL carryforward expiration dates. For purposes of the analysis, the Successor concluded that it should start with using an average of WMIH and the Predecessor’s combined historical pre-tax income to project future taxable income adjusted for non-recurring expenses. The Successor also removed any existing intangible amortization expense and interest expense from the 3-year historical average and incorporated post-Merger costs expected to be incurred, including additional interest expense from new debt assumed and additional amortization expense resulting from the intangibles recorded as part of purchase price accounting. For purposes of analyzing the realization of the deferred tax assets in accordance with ASC 740, the Company assumed a steady state of operations that would generate cash flows and liquidity sufficient to maintain current operations and pay down corporate debt resulting in a reduction in interest expense in future periods. The Successor considered other factors in its determination of future taxable income that was demonstrated by historical performance.

As a result of the above considerations and analysis, the Successor released $990 of the valuation allowance related to WMIH's net operating loss carryforwards and other deferred tax assets. In assessing the appropriateness of the federal valuation allowance as of the Merger date, the Successor considered the significant cumulative earnings in recent years of WMIH and the Predecessor as well as consistent historical taxable income of both companies’ federal combined operations. Additionally, the Successor considered its ability to utilize net operating loss carryforwards to offset future taxable income generated by its combined operations. The Successor does not expect any tax loss limitations under IRC §382 that would impact its utilization of WMIH’s pre-Merger federal NOL carryforwards in the future. The Successor projects that it will have sufficient combined pre-tax earnings to realize $990 of the deferred tax asset related to net operating loss carryforwards within the expiration period.

For the three months ended September 30, 2017, the effective tax rate differed slightly from the statutory federal rate of 35% due to recurring items, such as state tax benefit offset by excess tax deficiency related to restricted share-based compensation recognized within income rather than shareholder’s equity under Accounting Standards Update No. 2016-09.

Impact of Tax Reform
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted which significantly revised the U.S. corporate income tax regime by lowering the U.S. corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, creating new taxes on certain foreign sourced earnings, as well as other changes. In the year ended December 31, 2017, the Company recorded a net tax benefit in connection with the Tax Reform Act and related matters primarily due to the remeasurement of deferred tax balances. During the two months ended September 30, 2018, no adjustments were made to the amounts recorded in the year ended 2017 related to the Tax Reform Act, including the remeasurement of existing deferred tax balances, the transition tax, uncertain tax positions, valuation allowance, and reassessment of permanently reinvested earnings, among others. The Company has not recorded any adjustments related to the new Global Intangible Low-Taxed Income (“GILTI”) tax and has not adopted an accounting policy regarding whether to record deferred tax on GILTI. However, the Company has included an estimate of the 2018 current GILTI impact on the tax provision for the period ended September 30, 2018. The Company will continue to refine its calculations as additional analysis is completed. These estimates may be adjusted as the Company continues to gain further clarification and guidance regarding tax accounting methods, state tax conformity to federal tax changes, impact of GILTI provisions, among others.

16. Fair Value Measurements
Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a three-tiered fair value hierarchy has been established based on the level of observable inputs used in the measurement of fair value (e.g., Level 1 representing quoted prices for identical assets or liabilities in an active market; Level 2 representing values using observable inputs other than quoted prices included within Level 1; and Level 3 representing estimated values based on significant unobservable inputs).
The following describes the methods and assumptions used by the Company in estimating fair values:
Cash and Cash Equivalents, Restricted Cash (Level 1) – The carrying amount reported in the consolidated balance sheets approximates fair value.
Mortgage Loans Held for Sale (Level 2) – The Company originates mortgage loans in the U.S. that it intends to sell into Fannie Mae, Freddie Mac and Ginnie Mae (collectively, the "Agencies") MBS. Additionally, the Company holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. The Company measures newly originated prime residential mortgage loans held for sale at fair value.
Mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate and credit quality. Mortgage loans held for sale are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures.

The Company may acquire mortgage loans held for sale from various securitization trusts for which it acts as servicer through the exercise of various clean-up call options as permitted through the respective pooling and servicing agreements. The Company has elected to account for these loans at the lower of cost or market. The Company classifies these valuations as Level 2 in the fair value disclosures.

The Company may also purchase loans out of a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The Company has elected to carry these loans at fair value. See Note 7, Mortgage Loans Held for Sale and Investment, for more information.
Mortgage Loans Held for Investment (Level 3) – Mortgage loans held for investment primarily consist of nonconforming or subprime mortgage loans that were transferred in 2009 from mortgage loans held for sale at fair value and which the Company intends to hold these loans to their maturities. The Company determines the fair value of loans held for investment, on a recurring basis, based on various underlying attributes such as market participants' views, loan delinquency, recent observable loan pricing and sales for similar loans, individual loan characteristics and internal market evaluation. These internal market evaluations require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. As these fair values are derived from internally developed valuation models, using observable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 7, Mortgage Loans Held for Sale and Investment, for more information.
Mortgage Servicing Rights – Fair Value (Level 3) – The Company estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues and costs to service. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 4, Mortgage Servicing Rights and Related Liabilities, for more information.
Advances and Other Receivables, Net (Level 3) - Advances and other receivables, net are valued at their net realizable value after taking into consideration the reserves. Advances have no stated maturity. Their net realizable value approximates fair value as the net present value based on discounted cash flow is not materially different from the net realizable value.
Reverse Mortgage Interests, Net (Level 3) – The Company’s reverse mortgage interests are primarily comprised of HECM loans that are insured by FHA and guaranteed by Ginnie Mae upon securitization. Fair value for active reverse mortgage loans is estimated based on pricing of the recent securitizations with similar attributes and characteristics, such as collateral values and prepayment speeds and adjusted as necessary for differences. The recent timing of these transactions allows the pricing to consider the current interest rate risk exposures. The fair value of inactive reverse mortgage loans is established based upon a discounted par value of the loan derived from the Company’s historical loss factors experience on foreclosed loans.
Derivative Financial Instruments (Level 2) – The Company enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. The Company has entered into Eurodollar futures contracts as part of its hedging strategy. The futures contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. See Note 9, Derivative Financial Instrument, for more information.
Advance Facilities and Warehouse Facilities (Level 2) – As the underlying warehouse and advance finance facilities bear interest at a rate that is periodically adjusted based on a market index, the carrying amount reported on the consolidated balance sheets approximates fair value. See Note 10, Indebtedness, for more information.
Unsecured Senior Notes (Level 1) – The fair value of unsecured senior notes, which are carried at amortized cost, is based on quoted market prices and is considered Level 1 from the market observable inputs used to determine fair value. See Note 10, Indebtedness, for more information.
Nonrecourse Debt – Legacy Assets (Level 3) – The Company estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These prices are derived from a combination of internally developed valuation models and quoted market prices, and are classified as Level 3. See Note 10, Indebtedness, for more information.

Excess Spread Financing (Level 3) – The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, average life, recapture rates and discount rate. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 4, Mortgage Servicing Rights and Related Liabilities, for more information.
Mortgage Servicing Rights Financing Liability (Level 3) - The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates and annual advance recovery rates. As these assumptions are derived from internally developed valuation models based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 4, Mortgage Servicing Rights and Related Liabilities, for more information.
Participating Interest Financing (Level 2) – The Company estimates the fair value using a market approach by utilizing the fair value of securities backed by similar participating interests in reverse mortgage loans. The Company classifies these valuations as Level 2 in the fair value disclosures. See Note 4, Mortgage Servicing Rights and Related Liabilities, and Note 10, Indebtedness, for more information.
HECM Securitizations (Level 3) – The Company estimates fair value of the nonrecourse debt related to HECM securitization based on the present value of future expected discounted cash flows with the discount rate approximating that of similar financial instruments. As the prices are derived from both internal models and other observable inputs, the Company classifies this as Level 3 in the fair value disclosures. See Note 10, Indebtedness for more information.
The following table presents the estimated carrying amount and fair value of the Company's financial instruments and other assets and liabilities measured at fair value on a recurring basis.

	Successor
	September 30, 2018
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,681.1	$—	$1,681.1	$—
Mortgage loans held for investment(1)	121.6		—	121.6
Mortgage servicing rights(1)	3,485.4	—	—	3,485.4
Derivative financial instruments
IRLCs	57.8	—	57.8	—
Forward MBS trades	12.2	—	12.2	—
LPCs	1.7	—	1.7	—
Eurodollar futures(2)	—	—	—	—
Treasury futures(2)	—	—	—	—
Total assets	$5,359.8	$—	$1,752.8	$3,607.0
Liabilities
Derivative financial instruments
IRLCs(2)	$—	$—	$—	$—
Forward MBS trades	0.5	—	0.5	—
LPCs	1.5	—	1.5	—
Eurodollar futures(2)	—	—	—	—
Treasury futures(2)	0.1	—	0.1	—
Mortgage servicing rights financing	26.3	—	—	26.3
Excess spread financing	1,096.5	—	—	1,096.5
Total liabilities	$1,124.9	$—	$2.1	$1,122.8

(1) Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.
(2) Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

	Predecessor
	December 31, 2017
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,890.8	$—	$1,890.8	$—
Mortgage servicing rights(1)	2,937.4	—	—	2,937.4
Derivative financial instruments
IRLCs	59.3	—	59.3	—
Forward MBS trades	2.4	—	2.4	—
LPCs	0.9	—	0.9	—
Eurodollar futures(2)	—	—	—	—
Treasury futures	1.9	—	1.9	—
Total assets	$4,892.7	$—	$1,955.3	$2,937.4
Liabilities
Derivative financial instruments
Forward MBS trades	$2.8	$—	$2.8	$—
LPCs	0.6	—	0.6	—
Eurodollar futures(2)	—	—	—	—
Treasury futures	1.4	—	1.4	—
Mortgage servicing rights financing	9.5	—	—	9.5
Excess spread financing	996.5	—	—	996.5
Total liabilities	$1,010.8	$—	$4.8	$1,006.0

(1) Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.
(2) Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

The table below presents a reconciliation for all of the Company's Level 3 assets and liabilities measured at fair value on a recurring basis.

	Successor
	Assets	Liabilities
	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
For the Period August 1 to September 30, 2018
Balance - beginning of period	$3,413	$1,039	$26
Total gains or losses included in earnings	20	26	—
Purchases, issuances, sales, repayments and settlements
Purchases	72	—	—
Issuances	43	84	—
Sales	(63)	—	—
Repayments	—	(21)	—
Settlements	—	(31)	—
Balance - end of period	$3,485	$1,097	$26

	Predecessor
	Assets	Liabilities
	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
For the Period January 1 to July 31, 2018
Balance - beginning of period	$2,937	$996	$10
Total gains or losses included in earnings	166	81	16
Purchases, issuances, sales, repayments and settlements
Purchases	144	—	—
Issuances	162	70	—
Sales	4	—	—
Repayments	—	(3)
Settlements	—	(105)	—
Balance - end of period	$3,413	$1,039	$26

	Predecessor
	Assets	Liabilities
	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Nine Months Ended September 30, 2017
Balance - beginning of period	$3,160	$1,214	$27
Total gains or losses included in earnings	(361)	—	(7)
Purchases, issuances, sales, repayments and settlements
Purchases	30	—	—
Issuances	151	—	—
Sales	(24)	—	—
Repayments	—	(9)	—
Settlements	—	(159)	—
Balance - end of period	$2,956	$1,046	$20

No transfers were made into or out of Level 3 fair value assets and liabilities for the two months ended September 30, 2018, seven months ended July 31, 2018 and nine months ended September 30, 2017.

The table below presents a summary of the estimated carrying amount and fair value of the Company's financial instruments.

	Successor
	September 30, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$198	$198	$—	$—
Restricted cash	332	332	—	—
Advances and other receivables, net	1,174	—	—	1,174
Reverse mortgage interests, net	8,886	—	—	8,980
Mortgage loans held for sale	1,681	—	1,681	—
Mortgage loans held for investment, net	122	—	—	122
Derivative financial instruments	72	—	72	—
Financial liabilities
Unsecured senior notes	2,457	2,583	—	—
Advance facilities	596	—	596	—
Warehouse facilities	2,888	—	2,888	—
Mortgage servicing rights financing liability	26	—	—	26
Excess spread financing	1,097	—	—	1,097
Derivative financial instruments	2	—	2	—
Participating interest financing	6,103	—	6,101	—
HECM Securitization (HMBS)
Trust 2017-1	151	—	—	176
Trust 2017-2	258	—	—	283
Trust 2018-1	329	—	—	318
Trust 2018-2	292	—	—	271
Nonrecourse debt - legacy assets	32	—	—	31

	Predecessor
	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$215	$215	$—	$—
Restricted cash	360	360	—	—
Advances and other receivables, net	1,706	—	—	1,706
Reverse mortgage interests, net	9,984	—	—	10,164
Mortgage loans held for sale	1,891	—	1,891	—
Mortgage loans held for investment, net	139	—	—	139
Derivative financial instruments	65	—	65	—
Financial liabilities
Unsecured senior notes	1,874	1,912	—	—
Advance facilities	855	—	855	—
Warehouse facilities	3,285	—	3,286	—
Mortgage servicing rights financing liability	10	—	—	10
Excess spread financing	996	—	—	996
Derivative financial instruments	5	—	5	—
Participating interest financing	7,167	—	7,353	—
HECM Securitization (HMBS)
Trust 2016-2	94	—	—	112
Trust 2016-3	138	—	—	155
Trust 2017-1	213	—	—	225
Trust 2017-2	365	—	—	371
Nonrecourse debt - legacy assets	37	—	—	36

17. Capital Requirements

Certain of the Company's secondary market investors require minimum net worth ("capital") requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company's secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company's selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer.
Among the Company's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires the Company to maintain a minimum adjusted net worth balance of $766. As of September 30, 2018, the Company was in compliance with its selling and servicing capital requirements.

18. Commitments and Contingencies

Litigation and Regulatory Matters
The Company and its subsidiaries are routinely and currently involved in a significant number of legal proceedings, including, but not limited to, judicial, arbitration, regulatory and governmental proceedings relating to matters that arise in connection with the conduct of our business. The legal proceedings are at varying stages of adjudication, arbitration or investigation and are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other numerous laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, National Housing Act, Homeowners Protection Act, Service Member’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, Title 11 of the United States Code (aka the "Bankruptcy Code"), False Claims Act and Making Home Affordable loan modification programs.

In addition, along with others in its industry, the Company is subject to repurchase and indemnification claims and may continue to receive claims in the future, regarding alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts or the servicing of mortgage loans securitizations. The Company is also subject to legal actions or proceedings related to loss sharing and indemnification provisions of its various acquisitions. Certain of the pending or threatened legal proceedings include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages.

The Company's business is also subject to extensive examinations, investigations and reviews by various federal, state and local governmental, regulatory and enforcement agencies. The Company has historically had a number of open investigations with these agencies and that trend continues. The Company is currently the subject of various governmental or regulatory investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices, its financial reporting and other aspects of its businesses. These matters include investigations by the Bureau of Consumer Financial Protection (the "BCFP"), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the Office of the Special Inspector General for the Troubled Asset Relief Program, the U.S. Department of Housing and Urban Development, the multistate coalition of mortgage banking regulators and various State Attorneys General. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements, and possibly result in remedies including fines, penalties, restitution, or alterations in the Company's business practices, and in additional expenses and collateral costs. Responding to these matters requires the Company to devote substantial resources, resulting in higher costs and lower net cash flows.

For example, the Company continues to progress towards resolution of certain legacy regulatory matters involving regulatory examination findings for alleged violations of certain laws related to the Company's business practices. The Company has been in discussions with the multi-state coalition of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigation. The Company is continuing to cooperate with all parties. In connection with these discussions, the Company previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of September 30, 2018. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations.

Further, on April 24, 2018, the BCFP notified Nationstar that, in accordance with the BCFP’s discretionary Notice and Opportunity to Respond and Advise ("NORA") process, the BCFP’s Office of Enforcement is considering whether to recommend that the BCFP take enforcement action against the Company, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the BCFP before an enforcement action may be recommended or commenced. The BCFP may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations. Similarly, while the Company is in discussions with regard to the status and various issues arising in the investigation by the Executive Office of the United States Trustees, it cannot predict the outcome of this investigation or whether they will exercise their enforcement authority through a settlement or other proceeding in which they seek to impose additional remedial measures or other financial sanctions, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operation. However, the Company believes it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential enforcement action or settlement arising from either of the BCFP or United States Trustees matters. The Company has not recorded an accrual related to these matters as of September 30, 2018 as the Company does not believe that the possible loss or range of loss arising from any such action is estimable. The Company is continuing to cooperate with the BCFP and the Executive Office of the United States Trustees.

In addition, the Company is a defendant in a class action proceeding originally filed in state court in March 2012, and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures the Company took, as loan servicer, after the borrowers defaulted and the Company's vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. On July 25, 2018, the Company entered into a settlement agreement to resolve this matter. The parties are currently seeking approval of the settlement from the court. The Company is pursuing reimbursement of the settlement payment from the owners of the loans it serviced, but there can be no assurance that the Company would prevail with any claims for reimbursement.

The Company is a defendant in a proceeding filed on January 2, 2018 in the U.S. District Court for the Northern District of California under the caption Collateral Analytics LLC v. Nationstar Mortgage LLC et al. The plaintiff alleges that the Company misappropriated plaintiff’s intellectual property for the purpose of replicating plaintiff’s products. The case raises federal and state law claims for misappropriation of trade secrets and breach of contract and seeks an award of actual damages, unjust enrichment, lost profits and/or a reasonable royalty, exemplary damages and injunctive relief preventing further misuse or disclosure of plaintiff’s intellectual property. The Company believes it has meritorious defenses and will vigorously defend itself in this matter.

The Company is also a defendant in a proceeding filed on October 23, 2015 in the U.S. District Court for the Central District of California under the caption Alfred Zaklit and Jessy Zaklit, individually and on behalf of all others similarly situated v. Nationstar Mortgage LLC et al. The plaintiff alleges that the Company improperly recorded telephone calls without the knowledge or consent of borrowers in violation of the California Penal Code. On July 24, 2017, the court certified a class comprised of California borrowers who, from October 2014 to May 2016, participated in outbound telephone conversations with the Company's employees who recorded the conversations without first informing the borrowers that the conversations were being recorded. The class seeks statutory damages and attorney’s fees. On September 10, 2018, we reached an agreement in principal to settle this matter.

On May 8, 2018, a purported class action lawsuit styled as Franchi v. Nationstar Mortgage Holdings Inc., et al., was filed in the United States District Court for the Northern District of Texas naming Nationstar, WMIH Corp., Wand Merger Corporation and the individual members of the Nationstar board of directors as defendants. The complaint alleged that the defendants violated the Exchange Act by disseminating a false and misleading registration statement. In order to, among other things, eliminate the burden, inconvenience, expense, risk, and disruption of continued litigation, on June 26, 2018, the plaintiff and the defendants (together, the “Parties”) entered into a memorandum of understanding (the “MOU”) to resolve the claims asserted by the plaintiff without the defendants admitting any wrongdoing or conceding the materiality of any supplemental disclosures. Pursuant to the MOU, the Parties agreed that the defendants would cause to be made certain supplemental disclosures set forth in an 8-K filed with the SEC on June 26, 2018. On August 7, 2018, the Parties filed a stipulation of dismissal of the purported class action lawsuit which dismissed plaintiff’s individual claims with prejudice, and dismissed the claims purportedly asserted on behalf of a putative class of Nationstar shareholders without prejudice.

The Company seeks to resolve all legal proceedings and other matters in the manner management believes is in the best interest of the Company and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. The Company has entered into agreements with a number of entities and regulatory agencies that toll applicable limitations periods with respect to their claims.

On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where available information indicates that it is probable, a liability has been incurred, and the Company can reasonably estimate the amount of the loss, an accrued liability is established. The actual costs of resolving these proceedings may be substantially higher or lower than the amounts accrued.

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense, which includes legal settlements and the fees paid to external legal service providers, of $5 for the two months ended September 30, 2018, was included in general and administrative expenses on the consolidated statements of operations. Legal-related expense for the Predecessor of $33 and $40 for the one and seven months ended July 31, 2018, respectively, and $10 and $29 for the three and nine months ended September 30, 2017, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $15 to $36 in excess of the accrued liability (if any) related to those matters as of September 30, 2018. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company's exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

In the Company's experience, legal proceedings are inherently unpredictable. One or more of the following factors frequently contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental investigations and inquiries, the possibility of fines and penalties); the matter presents meaningful legal uncertainties, including novel issues of law; the Company has not engaged in meaningful settlement discussions; discovery has not started or is not complete; there are significant facts in dispute; predicting possible outcomes depends on making assumptions about future decisions of courts or governmental or regulatory bodies or the behavior of other parties; and there are a large number of parties named as defendants (including where it is uncertain how damages or liability, if any, will be shared among multiple defendants). Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for the Company to estimate losses or ranges of losses that it is reasonably possible the Company could incur.

Based on current knowledge, and after consultation with counsel, management believes that the current legal accrued liability, within payables and accrued liabilities, is appropriate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending, on among other things, the level of the Company’s revenues or income for such period. However, in the event of significant developments on existing cases, it is possible that the ultimate resolution, if unfavorable, may be material to the Company’s consolidated financial statements.

Other Loss Contingencies
As part of the Company's ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables and reverse mortgage interests represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of September 30, 2018, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted at this time.

Loan and Other Commitments
The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. The Company also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value. See Note 9, Derivative Financial Instrument, for more information.

The Company and the Predecessor had certain reverse MSRs and reverse mortgage loans related to approximately $30,660 and $34,635 of UPB in reverse mortgage loans as of September 30, 2018 and December 31, 2017, respectively. As servicer for these reverse mortgage loans, among other things, the Company and the Predecessor is obligated to fund borrowers' draws to the loan customers as required in accordance with the loan agreement. As of September 30, 2018 and December 31, 2017, the Company and the Predecessor’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $3,274 and $3,713, respectively. Upon funding any portion of these draws, the Company and the Predecessor expect to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

19. Business Segment Reporting

Upon consummation of the Merger with Nationstar, the Company has identified four reportable segments: Servicing, Originations, Xome and Corporate and other. The Company's segments are based upon the Company's organizational structure, which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on the actual cost of services performed based on direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions. Facility costs are allocated to individual segments based on cost per headcount for specific facilities utilized. Group insurance costs are allocated to individual segments based on global cost per headcount. Non-Allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.

The following tables present financial information by segment.

	Successor
	For the Period August 1 - September 30, 2018
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$183	$10	$73	$(7)	$259	$—	$259
Net gain on mortgage loans held for sale	—	76	—	7	83	—	83
Total revenues	183	86	73	—	342	—	342
Total Expenses	104	66	71	—	241	34	275
Other income (expenses)
Interest income	78	10	—	—	88	2	90
Interest expense	(74)	(10)	(1)	—	(85)	(37)	(122)
Other	5	1	—	—	6	—	6
Total Other Income (expenses), net	9	1	(1)	—	9	(35)	(26)
Income (loss) before income tax expense (benefit)	$88	$21	$1	$—	$110	$(69)	$41
Depreciation and amortization for property and equipment and intangible assets	$4	$2	$2	$—	$8	$7	$15
Total assets	$14,166	$4,892	$457	$(3,532)	$15,983	$1,745	$17,728

	Predecessor
	For the Period July 1 - July 31, 2018
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$97	$4	$22	$(3)	$120	$—	$120
Net gain on mortgage loans held for sale	—	41	—	3	44	—	44
Total revenues	97	45	22	—	164	—	164
Total Expenses	126	34	19	—	179	63	242
Other income (expenses)
Interest income	41	6	—	—	47	1	48
Interest expense	(35)	(6)	—	—	(41)	(12)	(53)
Other	—	—	—	—	—	—	—
Total Other Income (expenses), net	6	—	—	—	6	(11)	(5)
Income (loss) before income tax expense (benefit)	$(23)	$11	$3	$—	$(9)	$(74)	$(83)
Depreciation and amortization for property and equipment and intangible assets	$2	$1	$1	$—	$4	$—	$4
Total assets	$14,578	$4,701	$425	$(3,591)	$16,113	$913	$17,026

	Predecessor
	Three Months Ended September 30, 2017
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$191	$16	$65	$(20)	$252	$—	$252
Net gain on mortgage loans held for sale	—	134	—	20	154	—	154
Total revenues	191	150	65	—	406	—	406
Total Expenses	185	106	54	—	345	23	368
Other income (expenses)
Interest income	143	14	—	—	157	2	159
Interest expense	(132)	(13)	—	—	(145)	(38)	(183)
Other	(2)	—	—	—	(2)	—	(2)
Total Other Income (expenses), net	9	1	—	—	10	(36)	(26)
Income (loss) before income tax expense (benefit)	$15	$45	$11	$—	$71	$(59)	$12
Depreciation and amortization for property and equipment and intangible assets	$6	$3	$3	$—	$12	$3	$15
Total assets	$15,147	$4,644	$382	$(2,948)	$17,225	$779	$18,004

	Predecessor
	For the Period January 1 - July 31, 2018
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$740	$36	$149	$(25)	$900	$1	$901
Net gain on mortgage loans held for sale	—	270	—	25	295	—	295
Total revenues	740	306	149	—	1,195	1	1,196
Total expenses	474	245	123	—	842	103	945
Other income (expenses)
Interest income	288	38	—	—	326	7	333
Interest expense	(268)	(37)	—	—	(305)	(83)	(388)
Other	(1)	—	9	—	8	(2)	6
Total other income (expenses), net	19	1	9	—	29	(78)	(49)
Income (loss) before income tax expense (benefit)	$285	$62	$35	$—	$382	$(180)	$202
Depreciation and amortization for property and equipment and intangible assets	$15	$7	$7	$—	$29	$4	$33
Total assets	$14,578	$4,701	$425	$(3,591)	$16,113	$913	$17,026

	Predecessor
	Nine Months Ended September 30, 2017
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$537	$47	$226	$(63)	$747	$1	$748
Net gain on mortgage loans held for sale	—	402	—	63	465	—	465
Total revenues	537	449	226	—	1,212	1	1,213
Total expenses	513	326	193	—	1,032	72	1,104
Other income (expenses)
Interest income	386	39	—	—	425	12	437
Interest expense	(409)	(39)	—	—	(448)	(116)	(564)
Other	(2)	—	8	—	6	(2)	4
Total other income (expenses), net	(25)	—	8	—	(17)	(106)	(123)
Income (loss) before income tax expense (benefit)	$(1)	$123	$41	$—	$163	$(177)	$(14)
Depreciation and amortization for property and equipment and intangible assets	$16	$8	$10	$—	$34	$10	$44
Total assets	$15,147	$4,644	$382	$(2,948)	$17,225	$779	$18,004

20. Guarantor Financial Statement Information

As of September 30, 2018, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the "Issuer"), both indirect wholly-owned subsidiaries of the Company, have issued a 6.500% senior notes due July 2021 with an outstanding aggregate principal amount of $592 and a 6.500% senior notes due June 2022 with an outstanding aggregate principal amount of $206, (collectively, the "unsecured senior notes"). The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. The Company and its three wholly-owned subsidiaries (which are holding companies above Nationstar Mortgage LLC) are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of the Company, Nationstar Mortgage LLC and the guarantor and non-guarantor subsidiaries for the periods indicated.

In the condensed consolidating financial statements presented below, the Company allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

(1) Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

MR. COOPER GROUP INC. CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 2018

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$5	$164	$1	$28	$—	$198
Restricted cash	—	168	—	164	—	332
Mortgage servicing rights	—	3,462	—	38	—	3,500
Advances and other receivables, net	—	1,174	—	—	—	1,174
Reverse mortgage interests, net	—	7,764	—	1,122	—	8,886
Mortgage loans held for sale at fair value	—	1,681	—	—	—	1,681
Mortgage loans held for investment, net	—	1	—	121	—	122
Property and equipment, net	—	85	—	17	—	102
Deferred tax asset	990	(49)	—	(7)	—	934
Other assets	1	671	197	616	(686)	799
Investment in subsidiaries	2,916	586	—	—	(3,502)	—
Total assets	$3,912	$15,707	$198	$2,099	$(4,188)	$17,728

Liabilities and Stockholders' Equity
Unsecured senior notes, net	$1,658	$799	$—	$—	$—	$2,457
Advance facilities, net	—	33	—	563	—	596
Warehouse facilities, net	—	2,888	—	—	—	2,888
Payables and accrued liabilities	32	1,244	2	64	—	1,342
MSR related liabilities - nonrecourse at fair value	—	1,103	—	20	—	1,123
Mortgage servicing liabilities	—	79	—	—	—	79
Other nonrecourse debt, net	—	6,103	—	1,062	—	7,165
Payables to affiliates	144	542	—	—	(686)	—
Total liabilities	1,834	12,791	2	1,709	(686)	15,650
Total stockholders' equity	2,078	2,916	196	390	(3,502)	2,078
Total liabilities and stockholders' equity	$3,912	$15,707	$198	$2,099	$(4,188)	$17,728

(1) Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS FOR THE PERIOD AUGUST 1 TO SEPTEMBER 30, 2018

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$183	$4	$72	$—	$259
Net gain on mortgage loans held for sale	—	83	—	—	—	83
Total revenues	—	266	4	72	—	342
Expenses:
Salaries, wages benefits	—	107	1	31	—	139
General and administrative	1	91	1	43	—	136
Total expenses	1	198	2	74	—	275
Other income (expenses):
Interest income	—	80	—	10	—	90
Interest expense	(26)	(87)	—	(9)	—	(122)
Other income (expenses)	1	5	—	—	—	6
Gain (loss) from subsidiaries	56	1	—	—	(57)	—
Total other income (expenses), net	31	(1)	—	1	(57)	(26)
Income (loss) before income tax expense (benefit)	30	67	2	(1)	(57)	41
Less: Income tax expense (benefit)	(990)	11	—	—	—	(979)
Net income (loss)	1,020	56	2	(1)	(57)	1,020
Less: Net income attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$1,020	$56	$2	$(1)	$(57)	$1,020

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS FOR THE PERIOD JULY 1 TO JULY 31, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$95	$3	$22	$—	$120
Net gain on mortgage loans held for sale	—	44	—	—	—	44
Total revenues	—	139	3	22	—	164
Expenses:
Salaries, wages benefits	—	59	—	10	—	69
General and administrative	27	136	—	10	—	173
Total expenses	27	195	—	20	—	242
Other income (expenses):
Interest income	—	41	—	7	—	48
Interest expense	—	(49)	—	(4)	—	(53)
Other income (expenses)	—	—	—	—	—	—
Gain (loss) from subsidiaries	(37)	7	—	—	30	—
Total other income (expenses), net	(37)	(1)	—	3	30	(5)
Income (loss) before income tax expense (benefit)	(64)	(57)	3	5	30	(83)
Less: Income tax expense (benefit)	—	(20)	—	1	—	(19)
Net income (loss)	(64)	(37)	3	4	30	(64)
Less: Net income attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$(64)	$(37)	$3	$4	$30	$(64)

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS FOR THE PERIOD JANUARY 1 TO JULY 31, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$732	$16	$153	$—	$901
Net gain on mortgage loans held for sale	—	295	—	—	—	295
Total revenues	—	1,027	16	153	—	1,196
Expenses:
Salaries, wages benefits	—	359	3	64	—	426
General and administrative	27	427	1	64	—	519
Total expenses	27	786	4	128	—	945
Other income (expenses):
Interest income	—	299	—	34	—	333
Interest expense	—	(364)	—	(24)	—	(388)
Other income (expense)	—	(3)	—	9	—	6
Gain (loss) from subsidiaries	181	56	—	—	(237)	—
Total other income (expenses), net	181	(12)	—	19	(237)	(49)
Income (loss) before income tax expense (benefit)	154	229	12	44	(237)	202
Less: income tax expense (benefit)	—	48	—	—	—	48
Net income (loss)	154	181	12	44	(237)	154
Less: net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$154	$181	$12	$44	$(237)	$154

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD AUGUST 1 TO SEPTEMBER 30, 2018

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$1,020	$56	$2	$(1)	$(57)	$1,020
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Deferred tax	(990)	52	—	7	—	(931)
(Gain) loss from subsidiaries	(56)	(1)	—	—	57	—
Net gain on mortgage loans held for sale	—	(83)	—	—	—	(83)
Reverse mortgage loan interest income	—	(72)	—	—	—	(72)
Provision for servicing reserves	—	14	—	—	—	14
Fair value changes and amortization of mortgage servicing rights	—	(27)	—	—	—	(27)
Fair value changes in excess spread financing	—	26	—	—	—	26
Amortization of premiums, net of discount accretion	1	2	—	—	—	3
Depreciation and amortization for property and equipment and intangible assets	—	13	—	2	—	15
Share-based compensation	—	2	—	—	—	2
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(223)	—	—	—	(223)
Mortgage loans originated and purchased for sale, net of fees	—	(3,458)	—	—	—	(3,458)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	3,537	—	9	—	3,546
Changes in assets and liabilities:
Advances and other receivables	—	76	—	—	—	76
Reverse mortgage interests	—	425	—	17	—	442
Other assets	—	25	(3)	(37)	—	(15)
Payables and accrued liabilities	19	(179)	1	—	—	(159)
Net cash attributable to operating activities	(6)	185	—	(3)	—	176

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD AUGUST 1 TO SEPTEMBER 30, 2018 (Continued)

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Acquisition, net of cash acquired	—	—	—	(33)	—	(33)
Property and equipment additions, net of disposals	—	(20)	—	6	—	(14)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(63)	—	—	—	(63)
Proceeds on sale of forward and reverse mortgage servicing rights	—	60	—	—	—	60
Net cash attributable to investing activities	—	(23)	—	(27)	—	(50)
Financing Activities
Increase in warehouse facilities	—	186	—	—	—	186
(Decrease) increase in advance facilities	—	(17)	—	63	—	46
Repayment of HECM securitizations	—	—	—	(91)	—	(91)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	45	—	—	—	45
Repayment of participating interest financing in reverse mortgage interests	—	(403)	—	—	—	(403)
Proceeds from issuance of excess spread financing	—	84	—	—	—	84
Repayment of excess spread financing	—	(21)	—	—	—	(21)
Settlement of excess spread financing	—	(31)	—	—	—	(31)
Repayment of nonrecourse debt - legacy assets	—	—	—	(3)	—	(3)
Redemption and repayment of unsecured senior notes	—	(1,030)	—	—	—	(1,030)
Debt financing costs	—	(1)	—	—	—	(1)
Net cash attributable to financing activities	—	(1,188)	—	(31)	—	(1,219)
Net decrease in cash, cash equivalents, and restricted cash	(6)	(1,026)	—	(61)	—	(1,093)
Cash, cash equivalents, and restricted cash - beginning of period	11	1,358	1	253	—	1,623
Cash, cash equivalents, and restricted cash - end of period	$5	$332	$1	$192	$—	$530

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD JANUARY 1 TO JULY 31, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$154	$181	$12	$44	$(237)	$154
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
(Gain) loss from subsidiaries	(181)	(56)	—	—	237	—
Net gain on mortgage loans held for sale	—	(295)	—	—	—	(295)
Reverse mortgage loan interest income	—	(274)	—	—	—	(274)
Gain on sale of assets	—	—	—	(9)	—	(9)
MSL related increased obligation	—	59	—	—	—	59
Provision for servicing reserves	—	70	—	—	—	70
Fair value changes and amortization of mortgage servicing rights	—	(178)	—	1	—	(177)
Fair value changes in excess spread financing	—	81	—	—	—	81
Fair value changes in mortgage servicing rights financing liability	—	16	—	—	—	16
Amortization of premiums, net of discount accretion	—	11	—	(3)	—	8
Depreciation and amortization for property and equipment and intangible assets	—	26	—	7	—	33
Share-based compensation	—	16	—	1	—	17
Other (gain) loss	—	3	—	—	—	3
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(544)	—	—	—	(544)
Mortgage loans originated and purchased for sale, net of fees	—	(12,328)	—	—	—	(12,328)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	13,381	—	11	—	13,392
Changes in assets and liabilities:
Advances and other receivables	—	377	—	—	—	377
Reverse mortgage interests	—	1,866	—	(265)	—	1,601
Other assets	9	(293)	(12)	255	—	(41)
Payables and accrued liabilities	27	128	—	(4)	—	151
Net cash attributable to operating activities	9	2,247	—	38	—	2,294

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD JANUARY 1 TO JULY 31, 2018 (Continued)

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(35)	—	(5)	—	(40)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(127)	—	(7)	—	(134)
Net payment related to acquisition of HECM related receivables	—	(1)	—	—	—	(1)
Proceeds on sale of assets	—	—	—	13	—	13
Net cash attributable to investing activities	—	(163)	—	1	—	(162)
Financing Activities
Decrease in warehouse facilities	—	(585)	—	—	—	(585)
Decrease in advance facilities	—	(55)	—	(250)	—	(305)
Proceeds from issuance of HECM securitizations	—	—	—	759	—	759
Repayment of HECM securitizations	—	—	—	(448)	—	(448)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	208	—	—	—	208
Repayment of participating interest financing in reverse mortgage interests	—	(1,599)	—	—	—	(1,599)
Proceeds from issuance of excess spread financing	—	70	—	—	—	70
Repayment of excess spread financing	—	(3)	—	—	—	(3)
Settlement of excess spread financing	—	(105)	—	—	—	(105)
Repayment of nonrecourse debt - legacy assets	—	—	—	(7)	—	(7)
Repurchase of unsecured senior notes	—	(62)	—	—	—	(62)
Surrender of shares relating to stock vesting	(9)	—	—	—	—	(9)
Debt financing costs	—	(24)	—	—	—	(24)
Dividends to non-controlling interests	—	(1)	—	—	—	(1)
Net cash attributable to financing activities	(9)	(2,156)	—	54	—	(2,111)
Net (decrease) increase in cash, cash equivalents, and restricted cash	—	(72)	—	93	—	21
Cash, cash equivalents, and restricted cash - beginning of period	—	423	1	151	—	575
Cash, cash equivalents, and restricted cash - end of period	$—	$351	$1	$244	$—	$596

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2017

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$195	$1	$19	$—	$215
Restricted cash	—	228	—	132	—	360
Mortgage servicing rights	—	2,910	—	31	—	2,941
Advances and other receivables, net	—	1,706	—	—	—	1,706
Reverse mortgage interests, net	—	9,110	—	874	—	9,984
Mortgage loans held for sale at fair value	—	1,891	—	—	—	1,891
Mortgage loans held for investment, net	—	1	—	138	—	139
Property and equipment, net	—	102	—	19	—	121
Other assets	—	585	182	779	(867)	679
Investment in subsidiaries	1,846	522	—	—	(2,368)	—
Total assets	$1,846	$17,250	$183	$1,992	$(3,235)	$18,036

Liabilities and Stockholders' Equity
Unsecured senior notes, net	$—	$1,874	$—	$—	$—	$1,874
Advance facilities, net	—	106	—	749	—	855
Warehouse facilities, net	—	3,285	—	—	—	3,285
Payables and accrued liabilities	—	1,202	1	36	—	1,239
MSR related liabilities - nonrecourse at fair value	—	987	—	19	—	1,006
Mortgage servicing liabilities	—	41	—	—	—	41
Other nonrecourse debt, net	—	7,167	—	847	—	8,014
Payables to affiliates	124	742	—	1	(867)	—
Total liabilities	124	15,404	1	1,652	(867)	16,314
Total stockholders' equity	1,722	1,846	182	340	(2,368)	1,722
Total liabilities and stockholders' equity	$1,846	$17,250	$183	$1,992	$(3,235)	$18,036

(1) Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2017

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$181	$7	$64	$—	$252
Net gain on mortgage loans held for sale	—	153	—	1	—	154
Total revenues	—	334	7	65	—	406
Expenses:
Salaries, wages and benefits	—	153	1	29	—	183
General and administrative	—	154	4	27	—	185
Total expenses	—	307	5	56	—	368
Other income (expenses):
Interest income	—	147	—	12	—	159
Interest expense	—	(170)	—	(13)	—	(183)
Other expenses	—	(3)	—	1	—	(2)
Gain (loss) from subsidiaries	7	11	—	—	(18)	—
Total other income (expenses), net	7	(15)	—	—	(18)	(26)
Income (loss) before income tax expense (benefit)	7	12	2	9	(18)	12
Less: Income tax benefit	—	5	—	—	—	5
Net income (loss)	7	7	2	9	(18)	7
Less: Net income attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$7	$7	$2	$9	$(18)	$7

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2017

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$497	$21	$230	$—	$748
Net gain on mortgage loans held for sale	—	464	—	1	—	465
Total Revenues	—	961	21	231	—	1,213
Expenses:
Salaries, wages and benefits	—	451	3	103	—	557
General and administrative	—	435	10	102	—	547
Total expenses	—	886	13	205	—	1,104
Other income (expenses):
Interest income	—	398	—	39	—	437
Interest expense	—	(522)	—	(42)	—	(564)
Other expense	—	(5)	—	9	—	4
Gain (loss) from subsidiaries	(11)	40	—	—	(29)	—
Total other income (expenses), net	(11)	(89)	—	6	(29)	(123)
Income (loss) before taxes	(11)	(14)	8	32	(29)	(14)
Income tax benefit	—	(4)	—	—	—	(4)
Net income (loss)	(11)	(10)	8	32	(29)	(10)
Less: net income attributable to non-controlling interests	—	1	—	—	—	1
Net income (loss) attributable to Nationstar	$(11)	$(11)	$8	$32	$(29)	$(11)
(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2017

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$(11)	$(11)	$8	$32	$(29)	$(11)
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Net income attributable to non-controlling interests	—	1	—	—	—	1
(Gain) loss from subsidiaries	11	(40)	—	—	29	—
Net gain on mortgage loans held for sale	—	(464)	—	(1)	—	(465)
Reverse mortgage loan interest income	—	(370)	—	—	—	(370)
(Gain) loss on sale of assets	—	1	—	(9)	—	(8)
Provision for servicing reserves	—	97	—	—	—	97
Fair value changes and amortization of mortgage servicing rights	—	362	—	—	—	362
Fair value changes in excess spread financing	—	2	—	(2)	—	—
Fair value changes in mortgage servicing rights financing liability	—	(7)	—	—	—	(7)
Amortization of premiums, net of discount accretion	—	55	—	8	—	63
Depreciation and amortization for property and equipment and intangible assets	—	33	—	11	—	44
Share-based compensation	—	9	—	4	—	13
Other loss	—	5	—	—	—	5
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(943)	—	—	—	(943)
Mortgage loans originated and purchased for sale, net of fees	—	(14,002)	—	—	—	(14,002)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	15,459	—	13	—	15,472
Excess tax benefit from share-based compensation	—	(1)	—	—	—	(1)
Changes in assets and liabilities:
Advances and other receivables	—	71	—	—	—	71
Reverse mortgage interests	—	1,451	—	(225)	—	1,226
Other assets	4	(99)	(9)	87	—	(17)
Payables and accrued liabilities	—	(273)	—	(11)	—	(284)
Net cash attributable to operating activities	4	1,336	(1)	(93)	—	1,246

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2017 (Continued)

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(31)	—	(3)	—	(34)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(22)	—	(6)	—	(28)
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	—	16	—	—	—	16
Proceeds on sale of forward and reverse mortgage servicing rights	—	25	—	—	—	25
Proceeds on sale of assets	—	16	—	—	—	16
Net cash attributable to investing activities	—	4	—	(9)	—	(5)
Financing Activities
Increase in warehouse facilities	—	351	—	—	—	351
Decrease in advance facilities	—	(93)	—	(205)	—	(298)
Proceeds from issuance of HECM securitizations	—	(1)	—	707	—	706
Repayment of HECM securitizations	—	—	—	(484)	—	(484)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	437	—	—	—	437
Repayment of participating interest financing in reverse mortgage interests	—	(1,928)	—	—	—	(1,928)
Repayment of excess spread financing	—	(9)	—	—	—	(9)
Settlement of excess spread financing	—	(159)	—	—	—	(159)
Repayment of nonrecourse debt - legacy assets	—	—	—	(12)	—	(12)
Repurchase of unsecured senior notes	—	(122)	—	—	—	(122)
Surrender of shares relating to stock vesting	(4)	—	—	—	—	(4)
Debt financing costs	—	(11)	—	—	—	(11)
Dividends to non-controlling interests	—	(5)	—	—	—	(5)
Net cash attributable to financing activities	(4)	(1,540)	—	6	—	(1,538)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(200)	(1)	(96)	—	(297)
Cash, cash equivalents, and restricted cash - beginning of period	—	612	2	263	—	877
Cash, cash equivalents, and restricted cash - end of period	$—	$412	$1	$167	$—	$580

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

21. Transactions with Affiliates

Nationstar entered into arrangements with Fortress Investment Group ("Fortress"), its subsidiaries managed funds, or affiliates for purposes of financing the Company's MSR acquisitions and performing services as a subservicer. Prior to the Merger with Nationstar on July 31, 2018, an affiliate of Fortress held a majority of the outstanding common shares of the Predecessor. Subsequent to the Merger, Fortress is no longer an affiliate of the Company. Refer to Note 3, Acquisitions, for additional information. The following summarizes the Predecessor transactions with affiliates of Fortress prior to the July 31, 2018 Merger.

New Residential Investment Corp. ("New Residential")
Excess Spread Financing
The Predecessor has entered into several agreements with certain entities managed by New Residential, in which New Residential and/or certain funds managed by Fortress own an interest (each a "New Residential Entity"). The Predecessor sold to the related New Residential Entity the right to receive a portion of the excess cash flow generated from certain acquired MSRs after a receipt of a fixed base servicing fee per loan. The Predecessor, as the servicer of the loans, retains all ancillary revenues and the remaining portion of the excess cash flow after payment of the fixed base servicing fee and also provides all advancing functions for the portfolio. The related New Residential Entity does not have prior or ongoing obligations associated with these MSR portfolios. Should the Company refinance any loan in such portfolios, subject to certain limitations, the Company will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above.

The fair value of the outstanding liability related to these agreements was $857 at December 31, 2017. For the one month ended July 31, 2018 and three months ended September 30, 2017, the fees paid to New Residential entity by the Predecessor totaled $17 and $59, respectively. The fees paid to New Residential Entity by the Predecessor totaled $122 and $186 during the seven months ended July 31, 2018 and nine months ended September 30, 2017, respectively, which are recorded as a reduction to servicing fee revenue, net.

Mortgage Servicing Rights Financing
From December 2013 through June 2014, the Predecessor entered into agreements to sell a contractually specified base fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third-parties. The Company continues to be the named servicer, and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with the Company. Accordingly, the Company accounts for the MSRs and the related MSRs financing liability on its consolidated balance sheets. The Company will continue to sell future servicing advances to New Residential.

The fair value of the outstanding liability related to the sale agreement was $10 at December 31, 2017. The Predecessor did not enter into any additional supplemental agreements with these affiliates in 2018 and 2017.

Subservicing and Servicing
In January 2017, the Predecessor entered into a subservicing agreement with a subsidiary of New Residential. The boarding of loans related to this subservicing agreement was completed during the fourth quarter of 2017, with the Predecessor boarding a total UPB of $105 billion. The Predecessor earned $6 and $10 of subservicing fees and other subservicing revenues during the one month ended July 31, 2018 and three months ended September 30, 2017, respectively, and $43 and $15 during the seven months ended July 31, 2018 and nine months ended September 30, 2017, respectively.

In May 2014, the Predecessor entered into a servicing arrangement with New Residential whereby the Predecessor will service residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. For the one month ended July 31, 2018 and three months ended September 30, 2017, the Predecessor recognized $1 and $11, respectively, and $3 and $20 during the seven months ended July 31, 2018 and nine months ended September 30, 2017, respectively, related to these service arrangements.

22. Subsequent Events

On November 5, 2018, Nationstar Mortgage LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Pacific Union Financial, LLC, a California limited liability company (“Pacific Union”). The Purchase Agreement provides that, upon and subject to the satisfaction or waiver of the conditions in the Purchase Agreement, the Company will acquire all the issued and outstanding limited liability units of Pacific Union.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, core initiatives, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. When used in this discussion, the words "anticipate," "appears," "believe," "foresee," "intend," "should," "expect," "estimate," "project," "plan," "may," "could," "will," "are likely" and similar expressions are intended to identify forward-looking statements. These statements involve predictions of our future financial condition, performance, plans and strategies and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, and we are under no obligation to, and express disclaim any obligation, to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to maintain or grow our originations volume;

•	our ability to recapture voluntary prepayments related to our existing servicing portfolio;

•	our shift in the mix of our servicing portfolio to subservicing, which is highly concentrated;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient capital to operate our business;

•	changes in prevailing interest rates;

•	our ability to finance and recover costs of our reverse servicing operations;

•	our ability to successfully implement our strategic initiatives;

•	our ability to realize anticipated benefits of the Merger and other acquisitions, including Assurant;

•	our ability to use net operating loss carryforwards and other tax attributes;

•	changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	Xome's ability to compete in highly competitive markets;

•	our ability to pay down debt;

•	legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs;

•	our ability to prevent cyber intrusions and mitigate cyber risks; and

•	loss of our licenses.

These factors should not be considered exhaustive and should be read with the other cautionary statements that are included or incorporated by reference. All of the factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information on these and other risk factors affecting us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the accompanying unaudited consolidated financial statements and in conjunction with Predecessor's Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion contains, in addition to the historical information, forward-looking statements that include risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated by such statements.

Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

OVERVIEW

On July 31, 2018, WMIH acquired Nationstar. Prior to the acquisition, WMIH had limited operations other than its reinsurance business which is being operated in runoff mode. With the acquisition, WMIH became an integrated servicer, originator and provider of transaction based services for residential mortgages and one of the largest residential loan servicers in the United States. On October 10, 2018, WMIH changed its name to "Mr. Cooper Group Inc." and its ticker symbol to "COOP."

Our operations are conducted through three segments: Servicing, Originations and Xome. Our Servicing segment performs activities for originated and purchased loans and acts as a subservicer for certain clients that own the underlying servicing rights. Our Originations segment originates, purchases and sells mortgage loans. Our Servicing and Originations segments principally operate through our Mr. Cooper® trade name. Our Xome segment offers technology and data enhanced solutions to home buyers, home sellers, real estate professionals and companies engaged in the servicing and origination of mortgage loans.

Our success depends on working with customers, investors and GSEs to deliver quality services and solutions that foster and preserve home ownership. We continue to demonstrate our emergence as a leader in the residential mortgage marketplace not only through the expansion of our serviced portfolios, but also through our customer-first focus.

Our Servicing segment serviced 3.2 million customers with an outstanding UPB of $514 billion as of September 30, 2018. Our Originations segment continues to grow in our correspondent and direct-to-consumer channels through an increased focus on new customers and purchase transactions. The Originations segment also continues to expand product offerings to attract existing and new customers. Xome continues to win third-party business. With the acquisition of Assurant Mortgage Solutions Group ("Assurant") in August 2018, Xome significantly increased its third party customer base which generated 56% of Xome's total revenues for the two months ended September 30, 2018.

Reverse Stock Split

On October 10, 2018, we completed our previously-announced 1-for-12 reverse stock split. The reverse stock split reduced the shares of our common stock outstanding from approximately 1,089,738,735 shares to approximately 90,811,562 shares. In addition, the reverse stock split reduced the total authorized shares of our common stock from 3,500,000,000 to 300,000,000 and increased the par value of each share of common stock from $0.00001 per share to $0.01 per share. All issued and outstanding share and per share amounts in this quarterly report have been adjusted to reflect the reverse stock split for the successor period presented.

Third Quarter 2018 Highlights

Major highlights for the Successor period of the two months ended September 30, 2018 include the following:

•	Boarded $30,182 UPB comprised of $9,389 UPB of forward MSR and $20,793 UPB of subservicing

•	Provided 9,546 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership

•	Improved delinquency rate, measured as loans that are 60 or more days behind in payment, to 2.5%, the lowest in our history

•	Funded 15,459 loans totaling $3,459 which included $1,721 related to retaining customers in our servicing portfolio

•	Achieved recapture rate of 22.8%

•	Sold 1,730 properties and completed $276,937 of Xome service orders

Liquidity and Capital Resources
We recorded cash and cash equivalents on hand of $198 and total stockholders' equity of $2,078 as of September 30, 2018. During the two months ended September 30, 2018, operating activities provided cash totaling $176. We continue to maintain a capital position with ratios exceeding current regulatory guidelines and believe we have sufficient liquidity to conduct our business. We closely monitor our liquidity position and ongoing funding requirements and regularly monitor and project cash flows to minimize liquidity risk.

In recent years, we have pursued a capital-light strategy, including the sale of advances, excess financing and the expansion of our subservicing portfolio. The execution on this strategy has allowed us to add incremental margin to servicing with limited capital investment. The combination of subservicing, as well as the continuing improvement in portfolio performance, is expected to raise our return on equity and assets and deliver improving cash flows.

Our operating cash flow is primarily impacted by the receipt of servicing fees, changes in our servicing advance balances, the level of new loan production and the timing of sales and securitizations of forward and reverse mortgage loans. To the extent we sell MSRs, we accelerate the recovery of the related advances. Operating efficiencies have served to mitigate and limit losses incurred in the servicing of our portfolios, and responsive cost containment measures have allowed us to quickly adjust cost structures with changes in revenue volumes.

We have sufficient borrowing capacity to support our operations. As of September 30, 2018, total available borrowing capacity is $7,615, of which $4,131 is unused.

On July 13, 2018, Merger Sub issued $950 aggregate principal amount of the 8.125% Notes due 2023 and $750 aggregate principal amount of the 9.125% Notes due 2026. The proceeds from the New Notes were used, together with the proceeds from the issuance of WMIH’s common stock and WMIH’s cash and restricted cash on hand, to consummate the Merger with Nationstar and the refinancing of certain Nationstar’s existing debt and to pay related fees and expenses. At the consummation of the acquisition, Merger Sub merged with and into Nationstar with Nationstar assuming the obligations under the New Notes.

RESULTS OF OPERATIONS

Basis of Presentation

“Predecessor” financial information in the MD&A relates to Nationstar, and “Successor” relates to Mr. Cooper.”

The below presentation discusses the results of the Company for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. The financial results for the three and nine months ended September 30, 2017 reflect the results of the Predecessor entity for that time period. With respect to the three and nine months ended September 30, 2018, the Company has separately provided the financial results of the Predecessor for the period from July 1, 2018 through July 31, 2018, and the period from January 1, 2018 through July 31, 2018, and the financial results of the Successor for the period from August 1, 2018 through September 30, 2018, which, in each case, are presented under GAAP.

The below presentation also includes a “Combined” column that combines the Predecessor and Successor results referenced above with respect to the three and nine months ended September 30, 2018. Although the separate financial results of the Predecessor and Successor for the three and nine months ended September 30, 2017, the one month and seven months ended July 31, 2018 and the two months ended September 31, 2018 are presented under GAAP, the results reported in the “Combined” column reflect non-GAAP financial measures, as a different basis of accounting was used with respect to the financial results for the Predecessor as compared to the financial results of the Successor. The Company has not provided a reconciliation of the financial metrics reflected under the “Combined” column as such reconciliation cannot be provided without unreasonable effort as a result of this accounting variance.

The Company believes that non-GAAP financial measures should be considered in addition to, and not a substitute for, financial information prepared in accordance with GAAP. The Company presents non-GAAP financial measures in reporting its financial results to provide additional and supplemental disclosure to evaluate operating results. In particular, the Company believes that providing this “Combined” information is useful as a supplement to its standard GAAP financial presentation as it significantly enhances the period-over-period comparability of the Company’s financial results. In addition, management of the Company uses this “Combined” presentation to evaluate the Company’s ongoing operations and for internal planning and forecasting purposes.

Consolidated and Segment Results

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 1. Consolidated Operations	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(2)	Three Months Ended September 30, 2017	$ Change	% Change

Revenues - operational(1)	$318	$139	$457	$450	$7	2%
Revenues - Mark-to-market(1)	24	25	49	(44)	93	(211)%
Total revenues	342	164	506	406	100	25%
Expenses	275	242	517	368	149	40%
Other income (expenses), net	(26)	(5)	(31)	(26)	(5)	19%
Income (loss) before income tax expense	41	(83)	(42)	12	(54)	(450)%
Less: Income tax (benefit) expense	(979)	(19)	(998)	5	(1,003)	(20,060)%
Net income (loss)	1,020	(64)	956	7	949	13,557%
Less: Net income attributable to non-controlling interests	—	—	—	—	—	—%
Net income (loss) attributable to Mr. Cooper Group Inc.	$1,020	$(64)	$956	$7	$949	13,557%

Effective tax rate(3)	(2,377.1)%	23.1%		37.1%

Income (loss) before income tax expense by operating and non-operating segments:
Servicing	$88	$(23)	$65	$15	$50	333%
Originations	21	11	32	45	(13)	(29)%
Xome	1	3	4	11	(7)	(64)%
Corporate and other	(69)	(74)	(143)	(59)	(84)	142%
Consolidated income (loss) before income tax expense	$41	$(83)	$(42)	$12	$(54)	(450)%

(1) In the fourth quarter of 2017, the Predecessor reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $4 from operational revenues to mark-to-market revenues in the three months ended September 30, 2017. Net income was not affected by this reclassification adjustment.
(2) Refer to Basis of Presentation section for discussion on presentation of combined results.
(3) Effective tax rate is calculated using whole numbers.

During the three months ended September 30, 2018, on a combined basis, income before income tax decreased compared to the same period in 2017 due to higher expenses. On a combined basis, consolidated expenses increased during the three months ended September 30, 2018 compared to the same period in 2017 primarily due to expenses related to the Nationstar acquisition and Xome's acquisition of Assurant in August 2018 and a change in estimate charge recorded for our reverse MSL.

On a combined basis, total revenues primarily driven by favorable MTM revenue adjustments associated with the rising interest rate environment. Operational revenue increased due to an increase in subservicing volume in Servicing.

Consolidated other income (expenses), net, on a combined basis, increased during the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to an increase in interest expense in our Corporate segment in 2018 as a result of a higher debt balance and higher interest rates related to new unsecured senior notes.

On a combined basis, we had an income tax benefit for the three months ended September 30, 2018. For the same period ended in 2017, we had an income tax expense. The effective tax rates for the month ended July 31, 2018 and the two months ended September 30, 2018 were 23.1% and (2,377.1)%, respectively, as compared to the effective tax rate of 37.1% for the three months ended September 30, 2017. The significant decrease in the effective tax rate in 2018 was primarily due to the reversal of the valuation allowance associated with the net operating losses of WMIH.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 1.1. Consolidated Operations	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(2)	Nine Months Ended September 30, 2017	$ Change	% Change

Revenues - operational(1)	$318	$1,000	$1,318	$1,373	$(55)	(4)%
Revenues - Mark-to-market(1)	24	196	220	(160)	380	(238)%
Total revenues	342	1,196	1,538	1,213	325	27%
Expenses	275	945	1,220	1,104	116	11%
Other income (expenses), net	(26)	(49)	(75)	(123)	48	(39)%
Income (loss) before income tax expense	41	202	243	(14)	257	(1,836)%
Less: Income tax (benefit) expense	(979)	48	(931)	(4)	(927)	23,175%
Net income (loss)	1,020	154	1,174	(10)	1,184	(11,840)%
Less: Net income attributable to non-controlling interests	—	—	—	1	(1)	(100)%
Net income (loss) attributable to Mr. Cooper Group Inc.	$1,020	$154	$1,174	$(11)	$1,185	(10,773)%

Effective tax rate(3)	(2,377.1)%	23.8%		29.1%

Income (loss) before income tax expense by operating and non-operating segments:
Servicing	$88	$285	$373	$(1)	$374	(37,400)%
Originations	21	62	83	123	(40)	(33)%
Xome	1	35	36	41	(5)	(12)%
Corporate and other	(69)	(180)	(249)	(177)	(72)	41%
Consolidated income (loss) before income tax expense	$41	$202	$243	$(14)	$257	(1,836)%

(1) In the fourth quarter of 2017, the Predecessor reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $16 from operational revenues to mark-to-market revenues in the nine months ended September 30, 2017. Net income was not affected by this reclassification adjustment.

(2) Refer to Basis of Presentation section for discussion on presentation of combined results.
(3) Effective tax rate is calculated using whole numbers.

During the nine months ended September 30, 2018, income before income tax on a combined basis increased compared to the same period in 2017 due to higher total revenues primarily driven by favorable MTM revenue adjustments associated with the rising interest rate environment. The favorable MTM revenue adjustments were partially offset by a decrease in operational revenues primarily due to increased correspondent volume in Originations.

On a combined basis, consolidated expenses increased during the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to expenses related to the Nationstar acquisition and Xome's acquisition of Assurant.

Consolidated other income (expenses), net on a combined basis improved during the nine months ended September 30, 2018 compared to the same period in 2017. The improvement was primarily due to a decline in interest expense in our Servicing segment in 2018 as a result of lower MSR financing related interest expense.

On a combined basis, we had income tax benefit for the nine months ended September 30, 2018. For the same period ended in 2017, we had income tax expense. The effective tax rates for the seven months ended July 31, 2018 and the two months ended September 30, 2018 were 23.8% and (2,377.1)%, respectively, as compared to the effective tax rate of 29.1% for the nine months ended September 30, 2017. The decrease in the effective tax rate in 2018 was primarily due to the to the reversal of the valuation allowance associated with the net operating losses of WMIH.

Segment Results

The Company's segments are based upon the Company's organizational structure, which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on the actual cost of services performed based on direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions. Facility costs are allocated to individual segments based on cost per headcount for specific facilities utilized. Group insurance costs are allocated to individual segments based on global cost per headcount. Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.

Servicing Segment

We service both forward and reverse mortgage loan portfolios. Our forward loan portfolios include loans for which we own the legal title to the servicing rights and loans where we act as the subservicer for which title to the servicing rights is owned by third parties. Our Mr. Cooper and Champion Mortgage® brands together service approximately 3.2 million customers with an outstanding principal balance of approximately $514 billion. As of September 30, 2018, the outstanding principal balance consisted of approximately $483 billion in forward loan portfolios, of which $209 billion was subservicing, and $31 billion in reverse servicing.

Forward MSR - Servicing revenues related to forward MSR portfolios include base, incentive and other servicing fees. Forward MSR portfolios are recorded at fair value, and revenues are adjusted to reflect the change in fair value each period. Fair value consists of both credit sensitive MSRs, primarily acquired through bulk acquisitions, and interest rate sensitive MSRs, primarily acquired through flow transactions generated from our origination activities. For MSRs marked at fair value that are interest rate sensitive, servicing values are typically correlated to interest rates such that when interest rates rise, the value of the servicing portfolio increases primarily as a result of expected lower prepayments. The value of credit sensitive MSRs is less influenced by movement in interest rates and more influenced by changes in loan performance factors which include involuntary prepayment speeds and delinquency rates.

Subservicing - Subservicing revenues are earned and recognized as the services are delivered. Subservicing consists of forward residential mortgage loans we service on behalf of others who are MSR or mortgage owners. We have limited advance obligations ,and no subservicing assets are recorded in our consolidated financial statements as the value of the servicing rights and the related obligations are not considered in excess of or less than customary fees that would be received for such services.

Reverse Servicing - Although we do not originate reverse mortgage loans, we service acquired reverse mortgage portfolios. A MSR or MSL is recorded for acquired servicing rights associated with unsecuritized portfolios. We also service reverse mortgage portfolios that have been securitized into GNMA securities. The total amounts of the securitized loan assets and related financing liabilities are recorded within the consolidated financial statements as reverse mortgage interests and nonrecourse debt because the securitization transactions do not qualify for sale accounting treatment. Reverse MSRs and MSLs are recorded at fair value upon acquisition and carried at amortized cost in subsequent periods. Reverse Mortgage Interests, related debt, MSRs and MSLs are reflected at fair values as of the acquisition date and will continue to be carried at the adjusted, amortized cost in subsequent periods, including the two months ended September 30, 2018. We earn servicing fee income on all reverse mortgages. Fees associated with reverse MSRs and MSLs are recorded to servicing revenue, whereas fees associated with reverse mortgage interests are recorded to interest income. The interest income accrued for reverse mortgage HECM loans and the interest expense accrued for the respective HMBS are recorded in other income (expense). Accretion of the purchase price discount on certain portfolios is recorded to other income (expense).

The following tables set forth the results of operations for the Servicing segment.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 2. Servicing Operations	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(2)	Three Months Ended September 30, 2017	$ Change	% Change

Revenues
Operational(1)	$190	$88	$278	$295	$(17)	(6)%
Amortization	(31)	(16)	(47)	(60)	(13)	(22)%
Mark-to-market(1)	24	25	49	(44)	93	211%
Total revenues	183	97	280	191	89	47%
Expenses	104	126	230	185	45	24%
Total other income (expenses), net	9	6	15	9	6	67%
Income before income tax expense	$88	$(23)	$65	$15	$50	333%

(1) In the fourth quarter of 2017, the Predecessor reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $4 from operational revenues to mark-to-market revenues in the three months ended September 30, 2017. Income before income tax expense was not affected by this reclassification adjustment.
(2) Refer to Basis of Presentation section for discussion on presentation of combined results.

For the three months ended September 30, 2018, on a combined basis, total revenues increased compared to the same period in 2017 primarily due to favorable mark-to-market revenues and a decrease in amortization. The change in the combined basis mark-to-market revenue was primarily due to the higher interest rate environment when compared to the same period in 2017. On a combined basis, the decrease in the operational revenues for the three months ended September 30, 2018 was primarily due to a decrease in other ancillary revenues and incentive fees, late fees and modification fees revenues. The decrease in other ancillary revenues was primarily driven by the lower gains related to the redelivery of reperforming GNMA loans as a result of the higher interest rate environment in 2018. The decrease in incentive fees, late fees and modification fees revenues was primarily driven by lower delinquency rates and lower base servicing fees. Partially offsetting the decrease in other ancillary revenues and incentive fees, late fees and modification fees revenues was an increase in combined basis subservicing fees due to the significant growth of the subservicing portfolio as of September 30, 2018 compared to September 30, 2017. Combined basis amortization for the three months ended September 30, 2018 decreased due to lower prepayments and lower average MSR UPB compared to the same period in 2017. Combined basis other income (expense), net, increased primarily due to a decline in interest expense related to MSR financing and improved interest income.

On a combined basis, expenses for the three months ended September 30, 2018 increased compared to the same period in 2017 primarily due to a change in estimate charge related to reverse mortgage service liabilities.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 2.1. Servicing Operations	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(2)	Nine Months Ended September 30, 2017	$ Change	% Change

Revenues
Operational(1)	$190	$656	$846	$884	$(38)	(4)%
Amortization	(31)	(112)	(143)	(187)	(44)	(24)%
Mark-to-market(1)	24	196	220	(160)	380	238%
Total revenues	183	740	923	537	386	72%
Expenses	104	474	578	513	65	13%
Total other income (expenses), net	9	19	28	(25)	53	(212)%
Income (loss) before income tax expense	$88	$285	$373	$(1)	$374	(37,400)%

(1) In the fourth quarter of 2017, the Predecessor reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $16 from operational revenues to mark-to-market revenues in the nine months ended September 30, 2017. Income before income tax expense was not affected by this reclassification adjustment.
(2) Refer to Basis of Presentation section for discussion on presentation of combined results.

For the nine months ended September 30, 2018, on a combined basis, total revenues increased compared to the same period in 2017 primarily due to favorable mark-to-market revenues and a decrease in amortization. The higher interest rate environment when compared to the same period in 2017 resulted in a positive change in the combined basis mark-to-market revenues for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease in combined basis amortization was primarily due to lower average MSR UPB and lower prepayments compared to the same period in 2017. On a combined basis, operational revenues decreased for the nine months ended September 30, 2018 primarily due to a decrease in other ancillary revenues and incentive fees, late fees and modification fees revenues. The decrease in other ancillary revenues was primarily driven by the lower gains related to the redelivery of reperforming GNMA loans as a result of the higher interest rate environment in 2018. The decrease in incentive fees, late fees and modification fees revenues was primarily driven by lower delinquency rates and lower base servicing fees. Partially offsetting the decrease in other ancillary revenues and incentive fees, late fees and modification fees revenues was an increase in combined basis subservicing fees due to the significant growth of the subservicing portfolio as of September 30, 2018 compared to September 30, 2017. On a combined basis, other income (expense), net, increased for the nine months ended September 30, 2018 primarily due to a decline in interest expense related to MSR financing and improved interest income.

Expenses on a combined basis for the nine months ended September 30, 2018 increased from the comparable period in 2017 primarily due to an increase in salaries, wages and benefits due to the significant expansion of the servicing portfolio in the second half of 2017 and a change in estimate charge related to reverse mortgage service liabilities.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others.

	Successor	Predecessor
Table 3. Forward Servicing and Subservicing Portfolio UPB Rollforward	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Three Months Ended September 30, 2017	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017

Balance - beginning of period	$465,819	$465,398	$461,873	$473,256	$434,295
Additions:
Originations	3,448	1,694	5,019	12,327	14,173
Acquisitions	26,734	5,183	52,780	25,987	113,606
Deductions:
Dispositions	(574)	(84)	(910)	(1,877)	(3,015)
Principal reductions and other	(3,137)	(1,581)	(4,957)	(11,240)	(12,931)
Voluntary reductions(1)	(7,869)	(4,343)	(15,659)	(29,172)	(43,589)
Involuntary reductions(2)	(769)	(418)	(1,606)	(3,241)	(5,699)
Net changes in loans serviced by others	(60)	(30)	(111)	(221)	(411)
Balance - end of period	$483,592	$465,819	$496,429	$465,819	$496,429

(1) Voluntary reductions are related to loan payoffs by customers.
(2) Involuntary reductions refer to loan chargeoffs.

During the seven months ended July 31, 2018, the Predecessor forward servicing and subservicing portfolio UPB decreased primarily due to loan run-off and reductions out-pacing the boarding of loans generated from Originations and acquisitions. Our forward servicing and subservicing portfolio UPB for the two months ended September 30, 2018 increased due to increased boarding of loans generated from acquisitions and portfolio growth from our subservicing clients.

The following tables provide the composition of revenues for the Servicing segment.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor		Predecessor				Predecessor
Table 4. Servicing - Revenues	For the Period August 1 - September 30, 2018		For the Period July 1 - July 31, 2018		Combined(1)		Three Months Ended September 30, 2017		$ Change		% Change

	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)
Forward MSR Operational Revenue
Base servicing fees	$142	17	$68	16	$210	17	$223	17	$(13)	—	(6)%	—%
Modification fees(3)	5	1	1	—	6	1	7	1	(1)	—	(14)%	—%
Incentive fees(3)	2	—	2	1	4	—	11	1	(7)	(1)	(64)%	(100)%
Late payment fees(3)	11	1	6	2	17	1	19	1	(2)	—	(11)%	—%
Other ancillary revenues(3)(4)	16	2	10	2	26	2	38	3	(12)	(1)	(32)%	(33)%
Total forward MSR operational revenue	176	21	87	21	263	21	298	23	(35)	(2)	(12)%	(9)%
Base subservicing fees and other subservicing revenue(3)	27	4	13	3	40	3	34	2	6	1	18%	50%
Reverse servicing fees	13	2	4	1	17	1	16	1	1	—	6%	—%
Total servicing fee revenue	216	27	104	25	320	25	348	26	(28)	(1)	(8)%	(4)%
Amortization
Forward MSR amortization	(53)	(6)	(27)	(6)	(80)	(7)	(100)	(8)	(20)	(1)	(20)%	(13)%
Excess spread accretion	22	2	11	3	33	3	41	3	(8)	—	(20)%	—%
Reverse MSR amortization	—	—	—	—	—	—	(1)	—	(1)	—	(100)%	—%
Total amortization	(31)	(4)	(16)	(3)	(47)	(4)	(60)	(5)	(13)	(1)	(22)%	(20)%
MSR financing liability costs	(8)	(1)	(4)	(1)	(12)	(1)	(17)	(1)	(5)	—	(29)%	—%
Excess spread costs - principal	(18)	(2)	(12)	(3)	(30)	(2)	(36)	(3)	(6)	(1)	(17)%	(33)%
Total operational revenue	159	20	72	18	231	18	235	17	(4)	(3)	(2)%	(18)%
Mark-to-Market Adjustments
MSR MTM(4)(5)	49	6	44	11	93	8	(52)	(4)	145	12	(279)%	(300)%
Excess spread / financing MTM	(25)	(3)	(19)	(5)	(44)	(4)	8	1	(52)	(5)	(650)%	(500)%
Total MTM adjustments	24	3	25	6	49	4	(44)	(3)	93	7	(211)%	(233)%
Total revenues - Servicing	$183	23	$97	24	$280	22	$191	14	$89	4	47%	29%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.
(2) Calculated basis points ("bps") are as follows: Annualized dollar amount/Total average UPB X 10000.
(3) Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(4) In the fourth quarter of 2017, the Predecessor reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $4 from other ancillary revenues to MSR MTM for the three months ended September 30, 2017. Total revenues were not affected by this reclassification adjustment.
(5) MSR MTM includes fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM reflected is net of cumulative incurred losses related to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio and these incurred losses have been transferred to reserves on advances and other receivables. These cumulative incurred losses totaled $13 for the two months ended September 30, 2018. The Predecessor cumulative incurred losses totaled $4 and $15 for the one month ended July 31, 2018 and three months ended September 30, 2017, respectively.

Forward - Due to the decline of the forward MSR portfolio's UPB, base servicing fee revenue on a combined basis decreased for the three months ended September 30, 2018 as compared to the same period in 2017. Despite the decrease, servicing fees per total average UPB remained consistent at 17 bps. On a combined basis, the improvement in delinquency rates as of September 30, 2018 contributed to the decrease in modification fees and late payment fees. Other ancillary revenues on a combined basis declined primarily due to lower gains on the redelivery of reperforming GNMA loans driven by higher interest rates.

On a combined basis, MSR prepayment and scheduled amortization decreased in the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to lower average MSR UPB and lower prepayments as a result of a higher interest rate environment during 2018.

Total MTM adjustments on a combined basis improved in the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to the higher interest environment during 2018.

Subservicing - Combined basis subservicing fees increased for the three months ended September 30, 2018 as compared to the same period in 2017, due to growth in the subservicing portfolio UPB during 2018.

Reverse - On a combined basis, servicing fees on reverse mortgage portfolios for the three months ended September 30, 2018 was comparable to the same period in 2017.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor		Predecessor				Predecessor
Table 4.1. Servicing - Revenues	For the Period August 1 - September 30, 2018		For the Period January 1 - July 31, 2018		Combined(1)		Nine Months Ended September 30, 2017		$ Change		% Change

	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)
Forward MSR Operational Revenue
Base servicing fees	$142	17	$501	17	$643	17	$687	19	$(44)	(2)	(6)%	(11)%
Modification fees(3)	5	1	21	1	26	1	35	1	(9)	—	(26)%	—%
Incentive fees(3)	2	—	13	—	15	—	24	1	(9)	(1)	(38)%	(100)%
Late payment fees(3)	11	1	45	2	56	2	63	2	(7)	—	(11)%	—%
Other ancillary revenues(3)(4)	16	2	63	2	79	2	120	3	(41)	(1)	(34)%	(33)%
Total forward MSR operational revenue	176	21	643	22	819	22	929	26	(110)	(4)	(12)%	(15)%
Base subservicing fees and other subservicing revenue(3)	27	4	87	2	114	3	86	2	28	1	33%	50%
Reverse servicing fees	13	2	37	1	50	1	43	1	7	—	16%	—%
Total servicing fee revenue	216	27	767	25	983	26	1,058	29	(75)	(3)	(7)%	(10)%
Amortization
Forward MSR amortization	(53)	(6)	(190)	(7)	(243)	(7)	(307)	(8)	(64)	(1)	(21)%	(13)%
Excess spread accretion	22	2	78	3	100	3	123	3	(23)	—	(19)%	—%
Reverse MSR amortization	—	—	—	—	—	—	(3)	—	(3)	—	(100)%	—%
Total amortization	(31)	(4)	(112)	(4)	(143)	(4)	(187)	(5)	(44)	(1)	(24)%	(20)%
MSR financing liability costs	(8)	(1)	(33)	(1)	(41)	(1)	(56)	(2)	(15)	(1)	(27)%	(50)%
Excess spread costs - principal	(18)	(2)	(78)	(3)	(96)	(2)	(118)	(3)	(22)	(1)	(19)%	(33)%
Total operational revenue	159	20	544	17	703	19	697	19	6	(6)	1%	32%
Mark-to-Market Adjustments
MSR MTM(4)(5)	49	6	295	10	344	9	(166)	(4)	510	13	(307)%	(325)%
Excess spread / financing MTM	(25)	(3)	(99)	(3)	(124)	(3)	6	—	(130)	(3)	(2,167)%	—%
Total MTM adjustments	24	3	196	7	220	6	(160)	(4)	380	10	(238)%	(250)%
Total revenues - Servicing	$183	23	$740	24	$923	25	$537	15	$386	4	72%	27%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.
(2) Calculated bps are as follows: Annualized dollar amount/Total average UPB X 10000.
(3) Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(4) In the fourth quarter of 2017, the Predecessor reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $16 from other ancillary revenues to MSR MTM for the nine months ended September 30, 2017. Total revenues were not affected by this reclassification adjustment.
(5) MSR MTM includes fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM reflected is net of cumulative incurred losses related to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio and these incurred losses have been transferred to reserves on advances and other receivables. These cumulative incurred losses totaled $13 for the two months ended September 30, 2018.

These cumulative incurred losses for the Predecessor totaled $38 and $53 for the seven months ended July 31, 2018 and nine months ended September 30, 2017, respectively.

Forward - On a combined basis, base servicing fee revenue decreased in the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to the decline of the forward MSR portfolio's UPB. Servicing fees per total average UPB decreased from 19 bps in 2017 to 17 bps in 2018 as of a result of the shift between the MSR and subservicing portfolios. Modification fees and late payment fees on a combined basis decreased due to improvement in delinquency rates as of September 30, 2018. Other ancillary revenues on a combined basis declined primarily due to lower gains on the redelivery of reperforming GNMA loans driven by higher interest rates.

MSR prepayment and scheduled amortization on a combined basis decreased in the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to lower average MSR UPB and lower prepayments as a result of a higher interest rate environment.

On a combined basis, total MTM adjustments improved in the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to the higher interest environment during 2018.

Subservicing - Subservicing fees on a combined basis increased in the nine months ended September 30, 2018 as compared to the same period in 2017, due to growth in the UPB of subserviced portfolios in 2018.

Reverse - On a combined basis, servicing fees on reverse mortgage portfolios increased in the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to the incremental recognition of additional consideration associated with the acquisition of servicing rights related to $9,305 UPB of Fannie Mae reverse mortgage loans in December 2016 and subsequent fair value adjustments related to the Merger.

	Successor	Predecessor
Table 5. Servicing Portfolio - Unpaid Principal Balances	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Three Months Ended September 30, 2017	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017

Average UPB:
Forward MSRs	$278,362	$279,605	$293,310	$279,520	$302,112
Subservicing and other(1)	192,163	185,871	191,655	187,407	155,839
Reverse portfolio	30,888	31,753	36,004	33,380	37,094
Total average UPB	$501,413	$497,229	$520,969	$500,307	$495,045

				Successor	Predecessor
				September 30,
				2018	2017
Ending UPB:
Forward MSRs
Agency				$205,201	$210,957
Non-agency				69,285	77,493
Total Forward MSRs				274,486	288,450

Subservicing and other(1)
Agency				195,489	200,001
Non-agency				13,617	7,978
Total subservicing and other				209,106	207,979

Reverse loans
MSR				75	9,666
MSL				21,703	16,383
Securitized loans				8,882	10,363
Total reverse portfolio serviced				30,660	36,412
Total ending UPB				$514,252	$532,841
(1) Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold and (iii) agency REO balances for which we own the mortgage servicing rights.

Key Metrics

The tables below present the number of modifications and workout units with our serviced portfolios.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 6. Forward Loan Modifications and Workout Units	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(1)	Three Months Ended September 30, 2017	Amount Change	% Change

HAMP modifications	3	7	10	515	(505)	(98)%
Non-HAMP modifications	6,730	3,446	10,176	5,916	4,260	72%
Workouts	2,813	1,449	4,262	6,119	(1,857)	(30)%
Total modification and workout units	9,546	4,902	14,448	12,550	1,898	15%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, total modifications and workouts during the three months ended September 30, 2018 increased compared to the same period in 2017 primarily due to a higher volume of natural disaster-related Non-HAMP modifications.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 6.1. Forward Loan Modifications and Workout Units	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	Amount Change	% Change

HAMP modifications	3	38	41	7,090	(7,049)	(99)%
Non-HAMP modifications	6,730	16,828	23,558	17,236	6,322	37%
Workouts	2,813	22,700	25,513	20,998	4,515	22%
Total modification and workout units	9,546	39,566	49,112	45,324	3,788	8%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, total modifications and workouts during the nine months ended September 30, 2018 increased compared to the same period in 2017 primarily due to a higher volume of repayment plans related to natural disasters that occurred in the fourth quarter of 2017.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio.

	Successor	Predecessor
Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)	September 30,
	2018	2017
Loan count	3,009,439	3,042,795
Average loan amount(2)	$159,768	$163,214
Average coupon - credit sensitive(3)	4.8%	4.7%
Average coupon - interest sensitive(3)	4.2%	4.2%
60+ delinquent (% of loans)(4)	2.5%	3.2%
90+ delinquent (% of loans)(4)	2.1%	2.8%
120+ delinquent (% of loans)(4)	1.9%	2.6%
Total prepayment speed (12-month constant prepayment rate)	11.1%	13.8%

(1) Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.
(2) Average loan amount is presented in whole dollar amounts.
(3) The weighted average coupon amounts for our credit and interest sensitive pools presented in the table above are only reflective of our owned forward MSR portfolio that is reported at fair value.
(4) Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. We continue to experience decreasing delinquency rates during the nine months ended September 30, 2018, which preserves the value of our MSRs.

Servicer Ratings

We participate in ratings reviews with nationally recognized ratings agencies for its mortgage servicing operations. The attainment of favorable ratings is important to maintaining strong relationships with our customers and compliance with provisions in servicing and debt agreements. The table below sets forth our most recent ratings for our servicing operations as of September 30, 2018.

Table 8. Servicer Ratings	Fitch	Moody's	S&P
Rating date	August 2017	June 2017	January & February 2018

Residential	RPS2-	Not Rated	Above Average
Master Servicer	RMS2+	SQ2-	Above Average
Special Servicer	RSS2-	Not Rated	Above Average
Subprime Servicer	RPS2-	Not Rated	Above Average

Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
Moody's Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
S&P's Rating Scale of Strong to Weak

In January 2018, Standard and Poor's Global Ratings ("S&P") affirmed our above average ranking as a residential master servicer. We believe the assessment is based on our seasoned management team with substantive industry knowledge, comprehensive policies and procedures, sound internal controls, as well as an efficient and stable platform with a market position as one of the largest residential mortgage master servicers as measured by portfolio size. The ranking of our outlook is stable as we continue to perform as an overall effective residential mortgage master servicer and have a sufficient financial position. We have been growing our servicing portfolio in a challenging environment and continue to enhance our systems and processes to accommodate new portfolio client and regulatory requirements.

In February 2018, S&P affirmed our above average ranking as a residential primary, subprime, and special servicer. We believe the rankings reflect our experienced management team with extensive industry experience, improved internal control environment, appropriate oversight within critical areas, such as compliance and vendor management, default, and servicing acquisitions, our experience in boarding loans, our controlled default compliance management processes with appropriate emphasis on customer, as well as onshore customer-facing functions which we believe has resulted in improved borrower satisfaction. The rankings of our outlook is stable as we continue to grow our portfolio at a moderate pace and have a sufficient financial position. We made improvements that will help ensure our operational environment remains sound while we continue to be competitive in the mortgage servicing industry.

Servicing Expenses

The tables below summarize expenses in the Servicing segment.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor		Predecessor				Predecessor
Table 9. Servicing - Expenses	For the Period August 1 - September 30, 2018		For the Period July 1 - July 31, 2018		Combined(1)		Three Months Ended September 30, 2017		$ Change		% Change

	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Salaries, wages and benefits	$52	6	$25	6	$77	6	$76	3	$1	3	1%	100%
General and administrative
Servicing support fees	25	3	9	2	34	3	28	2	6	1	21%	50%
Corporate and other general and administrative expenses	21	2	17	4	38	3	31	1	7	2	23%	200%
Foreclosure and other liquidation related expenses	2	—	73	18	75	6	44	2	31	4	70%	200%
Depreciation and amortization	4	—	2	1	6	—	6	—	—	—	—%	—%
Total general and administrative expenses	52	5	101	25	153	12	109	5	44	7	40%	140%
Total expenses - Servicing	$104	11	$126	31	$230	18	$185	8	$45	10	24%	125%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, total expenses increased in the three months ended September 30, 2018 compared to the same period in 2017 primarily due to increased foreclosure and other liquidation related expenses as a result of a change in estimate charge on our reverse MSL. Servicing support fees and corporate and other general and administrative expenses increased on a combined basis in the three months ended September 30, 2018 primarily due to and increase in vendor and other loan related costs.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor		Predecessor				Predecessor
Table 9.1. Servicing - Expenses	For the Period August 1 - September 30, 2018		For the Period January 1 - July 31, 2018		Combined(1)		Nine Months Ended September 30, 2017		$ Change		% Change

	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Salaries, wages and benefits	$52	6	$175	6	$227	6	$218	3	$9	3	4%	100%
General and administrative
Servicing support fees	25	3	71	2	96	2	93	1	3	1	3%	100%
Corporate and other general and administrative expenses	21	2	80	3	101	3	103	1	(2)	2	(2)%	200%
Foreclosure and other liquidation related expenses	2	—	133	4	135	4	83	1	52	3	63%	300%
Depreciation and amortization	4	—	15	—	19	—	16	—	3	—	19%	—%
Total general and administrative expenses	52	5	299	9	351	9	295	3	56	6	19%	200%
Total expenses - Servicing	$104	11	$474	15	$578	15	$513	6	$65	9	13%	150%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

Total expenses on a combined basis increased in the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in foreclosure and other liquidation related expenses as a result of a change in estimate charge on our reverse MSL. In addition, on a combined basis, salaries, wages and benefits expenses increased in the nine months ended September 30, 2018 due to the significant expansion of the servicing portfolio in the second half of 2017. Additionally, in the third quarter of 2017, the Predecessor launched its own reverse servicing system and terminated its existing contract with a subservicer. As a result, the Predecessor increased staff to perform tasks previously outsourced to the subservicer and eliminated the subservice fee paid to the vendor.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor		Predecessor				Predecessor
Table 10. Servicing - Other Income (Expenses), Net	For the Period August 1 - September 30, 2018		For the Period July 1 - July 31, 2018		Combined(1)		Three Months Ended September 30, 2017		Change		% Change

	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Reverse mortgage interest income	$72	8	$38	9	$110	9	$137	11	$(27)	(2)	(20)%	(18)%
Other interest income	6	1	3	1	9	1	6	—	3	1	50%	100%
Interest income	78	9	41	10	119	10	143	11	(24)	(1)	(17)%	(9)%

Reverse mortgage interest expense	(63)	(7)	(30)	(7)	(93)	(7)	(97)	(7)	(4)	—	(4)%	—%
Advance interest expense	(5)	(1)	(2)	(1)	(7)	(1)	(8)	(1)	(1)	—	(13)%	—%
Other interest expense	(6)	(1)	(3)	(1)	(9)	(1)	(27)	(2)	(18)	(1)	(67)%	(50)%
Interest expense	(74)	(9)	(35)	(9)	(109)	(9)	(132)	(10)	(23)	(1)	(17)%	(10)%
Other income (expense)	5	1	—	—	5	—	(2)	—	7	—	350%	—%
Total other income (expenses), net - Servicing	$9	1	$6	1	$15	1	$9	1	$6	—	67%	—%

Weighted average cost - advance facilities	4.0%		4.1%				3.1%
Weighted average cost - excess spread financing	8.9%		8.8%				8.9%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

Total other income (expenses), net, on a combined basis, improved in the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to a decrease in other interest expense and increase in other income (expense) offset by a decrease in reverse mortgage interest income. The decrease in other interest expense in a combined basis was primarily a result of a decrease in interest expense related to MSR financing, lower compensating interest expense and improved banking relationships. Other income (expense) on a combined basis improved as compared to the same period in 2017 primarily due to the gain on sale of MSR in the three months ended September 30, 2018. Partially offsetting the decrease in other interest expense and increase in other income (expense) on a combined basis was a decrease in reverse mortgage interest income due to a decline in reverse mortgage interest in the three months ended September 30, 2018 and the September 2017 recognition of the initial discount on the purchase of an acquired portfolio.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor		Predecessor				Predecessor
Table 10.1. Servicing - Other Income (Expenses), Net	For the Period August 1 - September 30, 2018		For the Period January 1 - July 31, 2018		Combined(1)		Nine Months Ended September 30, 2017		Change		% Change

	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Reverse mortgage interest income	$72	8	$274	9	$346	9	$370	10	$(24)	(1)	(6)%	(10)%
Other interest income	6	1	14	1	20	1	16	—	4	1	25%	100%
Interest income	78	9	288	10	366	10	386	10	(20)	—	(5)%	—%

Reverse mortgage interest expense	(63)	(7)	(221)	(7)	(284)	(7)	(295)	(8)	(11)	(1)	(4)%	(13)%
Advance interest expense	(5)	(1)	(19)	(1)	(24)	(1)	(26)	(1)	(2)	—	(8)%	—%
Other interest expense	(6)	(1)	(28)	(1)	(34)	(1)	(88)	(2)	(54)	(1)	(61)%	(50)%
Interest expense	(74)	(9)	(268)	(9)	(342)	(9)	(409)	(11)	(67)	(2)	(16)%	(18)%
Other income (expense)	5	1	(1)	—	4	—	(2)	—	6	—	300%	—%
Total other income (expenses), net - Servicing	$9	1	$19	1	$28	1	$(25)	(1)	$53	2	212%	200%

Weighted average cost - advance facilities	4.0%		3.9%				3.1%
Weighted average cost - excess spread financing	8.9%		8.8%				8.9%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, total other income (expenses), net improved in the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to a decrease in interest expense and an increase in other income (expense) offset by a decrease in reverse mortgage interest income. The decrease in interest expense on a combined basis is primarily a result of a decrease in other interest expense related to MSR financing, lower compensating interest expense and improved banking relationships. Reverse mortgage interest expense decreased on a combined basis due to a decline in reverse mortgage interest in the three months ended September 30, 2018. Other income (expense) on a combined basis improved as compared to the same period in 2017 primarily due to the gain on sale of MSR in the three months ended September 30, 2018. Offsetting the decrease in interest expense and increase in other income (expense) on a combined basis was a decrease in interest expense primarily due to a decrease in reverse mortgage interest expense as a result of the decline in reverse mortgage interest and the September 2017 recognition of the initial discount on the purchase of an acquired portfolio.

Serviced Portfolio and Liabilities

	Successor			Predecessor
Table 11. Serviced Portfolios and Related Liabilities	September 30, 2018			December 31, 2017
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs - fair value
Agency	$205,201	$2,795	4.5%	$202,868	$2,251	4.5%
Non-agency	69,285	690	4.7%	78,512	686	4.6%
Total Forward MSRs - fair value	274,486	3,485	4.5%	281,380	2,937	4.5%

Subservicing and other(1)
Agency	195,489	N/A	N/A	183,519	N/A	N/A
Non-agency	13,617	N/A	N/A	8,357	N/A	N/A
Total subservicing and other	209,106	N/A	N/A	191,876	N/A	N/A

Reverse portfolio - amortized cost
MSR	75	15	N/A	9,395	4	N/A
MSL(2)	21,703	(79)	N/A	15,729	(41)	N/A
Securitized loans	8,882	8,886	N/A	9,988	9,984	N/A
Total reverse portfolio serviced	30,660	8,822	N/A	35,112	9,947	N/A
Total servicing portfolio unpaid principal balance	$514,252	$12,307	N/A	$508,368	$12,884	N/A

(1) Subservicing and other amounts include loans we service for others, residential mortgage loans originated but have yet to be sold and agency REO balances for which we own the mortgage servicing rights.

We assess whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of the acquisition. We consider numerous factors in making this assessment, with the primary factors consisting of the overall portfolio delinquency characteristics, portfolio seasoning and residential mortgage loan composition. Interest rate sensitive portfolios typically consist of single-family conforming residential forward mortgage loans serviced for GSEs or other third-party investors. Credit sensitive portfolio primarily consists of higher delinquency single-family non-conforming residential forward mortgage loans in private-label securitizations.

	Successor			Predecessor
Table 12. Fair Value MSR Valuation	September 30, 2018			December 31, 2017
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs - fair value
Credit sensitive	$144,697	$1,652	114	$167,605	$1,572	94
Interest sensitive - agency	129,789	1,833	141	113,775	1,365	120
Total MSRs - fair value	$274,486	$3,485	127	$281,380	$2,937	104

As of September 30, 2018, when measuring the fair value of the portfolio as a basis point of the unpaid principal balance, our credit sensitive pool increased in value by 20 bps compared to the Predecessor's balance as of December 31, 2017 due to lower delinquency and foreclosure rates and lower forecasted prepayment speeds. The fair value of our interest sensitive portfolio increased by 21 bps at September 30, 2018 compared to the Predecessor's balance as of December 31, 2017 due to decreased forecasted prepayment speeds as a result of the rising interest expense environment in 2018.

The following table provides information on the fair value of our owned forward MSR portfolio.

	Successor	Predecessor
Table 13. MSRs - Fair Value, Roll Forward	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Three Months Ended September 30, 2017	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017

Fair value - beginning of period	$3,413	$3,356	$3,046	$2,937	$3,160
Additions:
Servicing retained from mortgage loans sold	43	22	48	162	151
Purchases of servicing rights	72	12	17	144	30
Dispositions:
Sales of servicing rights(1)	(63)	—	(26)	4	(24)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	14	11	(12)	203	(21)
Interest sensitive	51	35	(27)	127	(92)
Other changes in fair value:
Scheduled principal payments	(20)	(6)	(20)	(45)	(62)
Disposition of negative MSRs and other(2)	7	3	11	27	59
Prepayments
Voluntary prepayments
Credit sensitive	(14)	(10)	(42)	(71)	(131)
Interest sensitive	(11)	(8)	(29)	(54)	(79)
Involuntary prepayments
Credit sensitive	(3)	(1)	(6)	(12)	(22)
Interest sensitive	(4)	(1)	(4)	(9)	(13)
Fair value - end of period	$3,485	$3,413	$2,956	$3,413	$2,956

(1) Amounts are related to the cost to dispose of negative MSR associated with nonperforming loan portfolios.
(2) Amounts primarily represent negative fair values reclassified from the MSR asset to reserves of advances and other receivables as underlying loans are removed from the MSR and other reclassification adjustments.

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

	Successor	Predecessor
Table 14. MSRs - Fair Value	September 30,
	2018	2017
Credit Sensitive MSRs
Discount rate	11.2%	11.4%
Weighted average prepayment speeds	11.2%	15.4%
Weighted average life of loans	6.7 years	5.6 years

Interest Sensitive MSRs
Discount rate	9.2%	9.2%
Weighted average prepayment speeds	8.9%	11.3%
Weighted average life of loans	7.4 years	6.5 years

Discount rate for credit sensitive and interest sensitive MSRs remained consistent as of September 30, 2018 compared to the same period in 2017. Weighted average lives increased for both credit sensitive and interest sensitive MSRs due to the decline in prepayment speeds, which was attributable to the interest rate increasing period over period.

The discount rate used to determine the present value of estimated future net servicing income is based on the required rate of return market investors would expect for an asset with similar risk characteristics. The discount rate is determined through review of recent market transactions as well as comparing the discount rate to those utilized by third-party valuation specialists.

Total prepayment speeds represent the annual rate at which borrowers are forecasted to repay their mortgage loan principal, which includes estimates for both voluntary and involuntary borrower liquidations. The expected weighted-average life represents the total years we expect to service the MSR.

Excess Spread Financing

As further disclosed in Note 4, Mortgage Servicing Rights and Related Liabilities, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

The servicing fees associated with a MSR can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is designed to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. We sell a percentage of the excess fee as a method for efficiently financing acquired MSRs. Excess spread financings are presently applicable only to acquired MSRs and originated pools of loans; however, they can be entered into at any time for both acquired and originated MSRs. These financings have been provided by companies including New Residential, certain funds managed by Fortress Investment Group, and third-parties associated with funds and accounts under management of BlackRock Financial Management, Inc and Värde Partners, Inc.

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to changes in (i) prepayment speeds and (ii) our ability to recapture mortgage loan payoffs through the origination platform. In Note 4, Mortgage Servicing Rights and Related Liabilities, we discuss the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of September 30, 2018 and December 31, 2017.

The following table sets forth the change in the excess spread liability and the related key weighted average assumptions.

	Successor	Predecessor
Table 15. Excess Spread Financing	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Three Months Ended September 30, 2017	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017

Fair value - beginning of period	$1,039	$1,047	$1,121	$996	$1,214
Additions:
New financings	84	—	—	70	—
Deductions:
Repayments of debt	(21)	(1)	(9)	(3)	(9)
Settlements of principal balances	(31)	(14)	(51)	(105)	(159)
Fair value changes:
Credit Sensitive	23	7	(12)	73	5
Interest Sensitive	3	—	(3)	8	(5)
Fair value - end of period	$1,097	$1,039	$1,046	$1,039	$1,046

				Successor	Predecessor
				September 30,
Key Assumptions				2018	2017
Weighted average prepayment speeds				10.6%	13.9%
Weighted average life of loans				6.7 years	5.9 years
Discount rate				10.6%	10.8%

Credit Sensitive
Mortgage prepayment speeds				11.0%	14.4%
Average life of mortgage loans				6.6 years	5.8 years
Discount rate				11.1%	11.1%

Interest Sensitive
Mortgage prepayment speeds				9.3%	11.6%
Average life of mortgage loans				7.1 years	6.1 years
Discount rate				9.1%	8.9%

In conjunction with the excess spread financing servicing acquisition structure, we also entered into several sale agreements whereby we sold the right to receive servicing advances on private-label servicing advances and the right to receive a portion of the base fee component on the related MSRs as financing cost. These financings are recorded at fair value, and the change in fair value is recorded against servicing revenue and interest imputed on the outstanding liability is recorded as interest expense.

	Successor	Predecessor
Table 16. MSRs Financing Liability - Rollforward	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Three Months Ended September 30, 2017	For the Period January 1 - July 31, 2018	Nine Months Ended September 30, 2017

Fair value - beginning of period	$26	$16	$13	$10	$27
Changes in fair value:(1)
Changes in valuation inputs or assumptions used in the valuation model	3	11	6	22	(9)
Other changes in fair value	(3)	(1)	1	(6)	2
Fair value - end of period	$26	$26	$20	$26	$20

				Successor	Predecessor
				September 30,
				2018	2017
Weighted Average Assumptions
Advance financing rates				4.9%	3.5%
Annual advance recovery rates				18.2%	23.3%

(1) The changes in fair value related to our MSRs' financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs and changes in the fair value model assumptions.

We estimate fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates and annual advance recovery rates.
The following table provides an overview of our forward servicing portfolio and amounts that have been transferred to our co-invest partners for the periods indicated.

	Successor	Predecessor
Table 17. Leveraged Portfolio Characteristics	September 30,
	2018	2017
Owned forward servicing portfolio - unencumbered	$90,504	$80,920
Owned forward servicing portfolio - encumbered	183,982	207,530
Subserviced forward servicing portfolio and other	209,106	207,979
Total unpaid principal balance	$483,592	$496,429

The encumbered forward servicing portfolio consists of residential mortgage loans included within our excess spread financing transactions and MSR financing liability. Subserviced and other amounts include (1) loans serviced for others, (2) residential mortgage loans originated but not yet sold and (3) agency REO balances for which we own the mortgage servicing rights.

Reverse - MSLs and Participating Interests - Amortized Cost

The table below provides detail of the characteristics and key performance metrics of the reverse servicing portfolio, which is included in MSLs and participating interests in reverse mortgages. Such assets are recorded at amortized cost.

	Successor	Predecessor
Table 18. Reverse - Mortgage Portfolio Characteristics	September 30, 2018	December 31, 2017
Loan count	200,904	212,415
Ending unpaid principal balance	$30,660	$35,112
Average loan amount(1)	$152,608	$165,299
Average coupon	4.3%	3.8%
Average borrower age	79	79

(1) Average loan amount is presented in whole dollar amounts.

From time to time, we acquire servicing rights and participating interests in reverse mortgage portfolios. Reverse mortgage loans, known as HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower's home. For acquired servicing rights on reverse mortgages, a MSR or MSL is established on the acquisition date at fair value, as applicable, based on the proceeds paid or received to service the reverse portfolio.

Each quarter, we accrete the MSL to service related revenue, net of the respective portfolios run-off. The MSL is assessed for increased obligation based on its fair value, using a variety of assumptions, with the primary assumption being discount rates, prepayment speeds and borrower life expectancy. The MSLs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in valuation allowance. Based on our assessment, no impairment was required for reverse MSLs as of September 30, 2018.

Originations Segment

Our Originations segment comprises both direct-to-consumer and correspondent lending.

Our direct-to-consumer lending channel originates first-lien conventional and government-insured loans. Our direct-to-consumer strategy relies on call centers, our website and our mobile app to interact with customers. Our primary focus is to assist customers currently in our servicing portfolio with a refinance or home purchase. Through this process, we increase our originations margin by reducing marketing and other costs to acquire customers, as well as replenish our servicing portfolio. Our direct-to-consumer channel is also focused on building relationships and generating new customers to replenish the servicing portfolio.

Our correspondent lending channel acquires newly originated residential mortgage loans that have been underwritten to investor guidelines and MSRs through a co-issue program with clients. This includes both conventional and government-insured loans that qualify for inclusion in securitizations that are guaranteed by the GSEs. Our correspondent lending channel enables us to replenish servicing portfolio run-off typically at better return thresholds than traditional bulk or flow acquisitions.

To mitigate credit risk, we typically sell loans within 30 to 60 days of origination while retaining the associated servicing rights. Servicing rights can be retained, sold (servicing released) or given back to the investor, in part of in whole, depending on the subservicing or co-invest agreements.

The following tables set forth the results of operations for the Originations segment.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 19. Originations - Operations	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(1)	Three Months Ended September 30, 2017	$ Change	% Change

Revenues	$86	$45	$131	$150	$(19)	(13)%
Expenses	66	34	100	106	(6)	(6)%
Other income (expenses), net	1	—	1	1	—	—%
Income before income tax expense	$21	$11	$32	$45	$(13)	(29)%
Income before taxes margin	24.4%	24.4%	24.4%	30.0%	(5.6)%	(18.7)%

	Successor	Predecessor		Predecessor
	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(1)	Three Months Ended September 30, 2017	$ Change	% Change

Revenue	$86	$45	$131	$150	$(19)	(13)%
Pull through adjusted lock volume	$3,421	$1,606	$5,027	$4,930	$97	2%
Revenue basis points(2)	2.51%	2.80%	2.61%	3.04%	(19.59)%	(644.41)%

Expenses	$66	$34	$100	$106	$(6)	(6)%
Funded volume	$3,459	$1,688	$5,147	$5,102	$45	1%
Expenses basis points(3)	1.91%	2.01%	1.94%	2.08%	(13.33)%	(640.87)%

Margin	0.60%	0.79%	0.67%	0.96%	(6.26)%	(652.08)%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.
(2) Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(3) Calculated on funded volume as expenses are incurred based on closing of the loan.

On a combined basis, income before income tax expense decreased for the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to a decline in revenues. The decline in revenues on a combined basis was primarily due to lower margins from a shift in channel mix from direct-to-consumer to higher correspondent mix. Expense basis points on a combined basis during the three months ended September 30, 2018 declined over the same period in 2017 due to increased productivity, cost reduction initiatives and channel mix change. Net margin on a combined basis in 2018 declined primarily as a result of a higher mix of volume in the correspondent channel period over period.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 19.1 Originations - Operations	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	$ Change	% Change

Revenues	$86	$306	$392	$449	$(57)	(13)%
Expenses	66	245	311	326	(15)	(5)%
Other income (expenses), net	1	1	2	—	2	100%
Income before income tax expense	$21	$62	$83	$123	$(40)	(33)%
Income before taxes margin	24.4%	20.3%	21.2%	27.4%	(6.2)%	(22.6)%

	Successor	Predecessor		Predecessor
	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	$ Change	% Change

Revenue	$86	$306	$392	$449	$(57)	(13)%
Pull through adjusted lock volume	$3,421	$11,907	$15,328	$12,935	$2,393	19%
Revenue basis points(2)	2.51%	2.57%	2.56%	3.47%	(2.38)%	(68.59)%

Expenses	$66	$245	$311	$326	$(15)	(5)%
Funded volume	$3,459	$12,317	$15,776	$13,988	$1,788	13%
Expenses basis points(3)	1.91%	1.99%	1.97%	2.33%	(0.84)%	(36.05)%

Margin	0.60%	0.58%	0.59%	1.14%	(1.54)%	(135.09)%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.
(2) Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(3) Calculated on funded volume as expenses are incurred based on closing of the loan.

On a combined basis, income before income tax expense decreased for the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to a decline in revenues. The decline in combined revenues was primarily due to lower overall weighted margins as a result in channel mix change from the direct-to-consumer to the correspondent channels has continued to grow. Revenue basis points on a combined basis during the nine months ended September 30, 2018 declined compared to the same period in 2017 primarily due to higher correspondent mix, which has a lower margin. Expense basis points on a combined basis in 2018 declined over 2017 due to increased productivity, expense management and correspondent channel growth. Net margin on a consolidated basis in 2018 declined due to a higher mix of correspondent loans, which have a lower margin than direct-to-consumer loans.

Gain on Mortgage Loans Held for Sale
Gain on mortgage loans held for sale represents the realized gains and losses on loan sales and settled derivatives. The gain on mortgage loans held for sale is a function of the volume, margin and channel mix of our originations activity and is impacted by fluctuations in interest rates.

Net Gain on Mortgage Loans Held for Sale
The net gain on mortgage loans held for sale includes gain on mortgage loans held for sale as well as capitalized servicing rights and mark-to-market adjustments on mortgage loans held for sale and related derivative financial instruments. We recognize the fair value of the interest rate lock commitments ("IRLC"), including the fair value of the related servicing rights, at the time we commit to originate or purchase a loan at specified terms. Loan origination costs are recognized as the obligations are incurred, which typically aligns with the date of loan funding for direct-to-consumer originations and the date of loan purchase for correspondent lending originations.

Revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the tables below.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 20. Originations - Revenues	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(1)	Three Months Ended September 30, 2017	$ Change	% Change

Service related, net - Originations	$10	$4	$14	$16	$(2)	(13)%
Net gain on mortgage loans held for sale
Gain on loans originated and sold	36	12	48	89	(41)	(46)%
Fair value adjustment on loans held for sale	(8)	(1)	(9)	6	(15)	(250)%
Mark-to-market on locks and commitments(2)	(2)	(1)	(3)	(1)	(2)	(200)%
Mark-to-market on derivative/hedges	10	9	19	(4)	23	575%
Capitalized servicing rights	41	22	63	46	17	37%
Provision of repurchase reserves, net of release	(1)	—	(1)	(2)	1	50%
Total net gain on mortgage loans held for sale	76	41	117	134	(17)	(13)%
Total revenues - Originations	$86	$45	$131	$150	$(19)	(13)%

Key Metrics
Consumer direct lock pull through adjusted volume(3)	$1,524	$828	$2,352	$3,006	$(654)	(22)%
Other locked pull through adjusted volume(3)	1,897	778	2,675	1,924	751	39%
Total pull through adjusted volume	$3,421	$1,606	$5,027	$4,930	$97	2%
Funded volume	$3,459	$1,688	$5,147	$5,102	$45	1%
Funded HARP volume	$135	$72	$207	$772	$(565)	(73)%
Recapture percentage	22.8%	20.4%	22.0%	23.9%
Purchase percentage of funded volume	52.8%	52.2%	52.6%	36.3%
Value of capitalized servicing	124 bps	120 bps	122 bps	93 bps

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.
(2) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.
(3) Pull through adjusted volume represents the expected funding from locks taken during the period.

During the three months ended September 30, 2018, total revenues on a combined basis decreased compared to the same period in 2017 primarily due to a decline in gain on loans originated and sold. Higher correspondent mix during the three months ended September 30, 2018 resulted in a lower margin. The decrease in gain on loans originated and sold on a combined basis was partially offset by an increase in mark-to-market on derivative/hedges revenue and capitalized servicing rights. For the three months ended September 30, 2018, mark-to-market on derivatives/hedges revenue and capitalized servicing rights on a combined basis increased primarily due to a higher interest rate environment compared to the same period in 2017.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 20.1. Originations - Revenues	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	$ Change	% Change

Service related, net - Originations	$10	$36	$46	$47	$(1)	(2)%
Net gain on mortgage loans held for sale
Gain on loans originated and sold	36	113	149	293	(144)	(49)%
Fair value adjustment on loans held for sale	(8)	—	(8)	16	(24)	(150)%
Mark-to-market on locks and commitments(2)	(2)	1	(1)	(23)	22	96%
Mark-to-market on derivative/hedges	10	1	11	(28)	39	139%
Capitalized servicing rights	41	156	197	143	54	38%
Provision of repurchase reserves, net of release	(1)	(1)	(2)	1	(3)	(300)%
Total net gain on mortgage loans held for sale	76	270	346	402	(56)	(14)%
Total revenues - Originations	$86	$306	$392	$449	$(57)	(13)%

Key Metrics
Consumer direct lock pull through adjusted volume(3)	$1,524	$6,100	$7,624	$8,466	$(842)	(10)%
Other locked pull through adjusted volume(3)	1,897	5,807	7,704	4,469	3,235	72%
Total pull through adjusted volume	$3,421	$11,907	$15,328	$12,935	$2,393	19%
Funded volume	$3,459	$12,317	$15,776	$13,988	$1,788	13%
Funded HARP volume	$135	$832	$967	$2,932	$(1,965)	(67)%
Recapture percentage	22.8%	23.8%	23.6%	26.5%
Purchase percentage of funded volume	52.8%	46.7%	48.0%	28.6%
Value of capitalized servicing	124 bps	120 bps	124 bps	101 bps

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.
(2) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.
(3) Pull through adjusted volume represents the expected funding from locks taken during the period.

During the nine months ended September 30, 2018, total revenues decreased compared to the same period in 2017 primarily driven by a decrease in gain on loans originated and sold. Higher correspondent mix during the nine months ended September 30, 2018 resulted in a lower margin. The decrease in gain on loans originated and sold on a combined basis was partially offset by an increase in mark-to-market on derivative/hedges revenue and capitalized servicing rights. For the nine months ended September 30, 2018, mark-to-market on derivatives/hedges revenue and capitalized servicing rights on a combined basis increased primarily due to a higher interest rate environment compared to the same period in 2017.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 21. Originations - Expenses	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(1)	Three Months Ended September 30, 2017	$ Change	% Change

Salaries, wages and benefits	$39	$21	$60	$66	$(6)	(9)%
General and administrative
Loan origination expenses	9	5	14	13	1	8%
Corporate and other general and administrative expenses	7	3	10	10	—	—%
Marketing and professional service fee	9	4	13	14	(1)	(7)%
Depreciation and amortization	2	1	3	3	—	—%
Total general and administrative	27	13	40	40	—	—%
Total expenses - Originations	$66	$34	$100	$106	$(6)	(6)%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

Total expenses on a combined basis decreased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to a decrease in salaries, wages and benefits as a result of lower volumes and headcount in the direct-to-consumer channel.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 21.1. Originations - Expenses	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	$ Change	% Change

Salaries, wages and benefits	$39	$148	$187	$195	$(8)	(4)%
General and administrative
Loan origination expenses	9	32	41	46	(5)	(11)%
Corporate and other general and administrative expenses	7	26	33	36	(3)	(8)%
Marketing and professional service fee	9	32	41	41	—	—%
Depreciation and amortization	2	7	9	8	1	13%
Total general and administrative	27	97	124	131	(7)	(5)%
Total expenses - Originations	$66	$245	$311	$326	$(15)	(5)%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

Total expenses on a combined basis for the nine months ended September 30, 2018 decreased as compared to the same period in 2017. On a combined basis, the decrease in salaries, wages and benefits was primarily due to a decline in volume and headcount in the direct-to-consumer channel. The reduction in general and administrative expenses on a combined basis was primarily attributed to cost reduction initiatives and improved efficiencies in the direct-to-consumer channel partially offset by volume growth in the correspondent channel.

Interest income primarily relates to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to originate new loans.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 22. Originations - Other Income (Expenses), Net	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(1)	Three Months Ended September 30, 2017	$ Change	% Change

Interest income	$10	$6	$16	$14	$2	14%
Interest expense	(10)	(6)	(16)	(13)	3	23%
Other income	1	—	1	—	1	100%
Total other income, net - Originations	$1	$—	$1	$1	$—	—%

Weighted average note rate - mortgage loans held for sale	4.8%	4.8%		4.1%
Weighted average cost of funds (excluding facility fees)	4.5%	4.2%		3.6%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

Interest income on a combined basis increased due to higher funded volume and higher average market rates offset by an increase in interest expense on a combined basis driven by higher cost of funds from an increase in the interest rate index.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 22.1. Originations - Other Income (Expenses), Net	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	$ Change	% Change

Interest income	$10	$38	$48	$39	$9	23%
Interest expense	(10)	(37)	(47)	(39)	8	21%
Other income	1	—	1	—	1	100%
Total other income, net - Originations	$1	$1	$2	$—	$2	100%

Weighted average note rate - mortgage loans held for sale	4.8%	4.5%		4.1%
Weighted average cost of funds (excluding facility fees)	4.5%	4.2%		3.5%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

Higher funded volume and higher average market rates resulted in an increase in interest income on a combined basis. Interest expense on a combined basis increased primarily driven by higher cost of funds from an increase in the interest rate index.

Xome Segment

Our Xome segment is a leading provider of technology and data-enhanced solutions to home buyers, home sellers, real estate professionals and companies engaged in the origination and/or servicing of mortgage loans. Xome seeks to transform the real estate experience by making the challenge of buying or selling a home less complex and increasing transparency through the partnering of both online and offline components of the transaction cycle. The result provides customers a more streamlined and cohesive real estate environment. Xome is comprised of three revenue types categorized as Exchange, Services and Software as a Service ("SaaS").

Exchange revenue is comprised of real estate disposition services. The Xome.com auction platform leverages our proprietary auction technology designed to increase transparency, reduce fraud risk and provide better execution for property sales. Success of this platform is evidenced by generally higher sales prices and lower average days to sell compared to traditional property sales. On a combined basis, during the three and nine months ended September 30, 2018, we added three and ten new Exchange clients, respectively.

Services revenue is comprised of title, escrow, valuation and field services related to real estate purchases, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Today, significant opportunities still exist with respect to penetration of current and new customers. On a combined basis, during the three and nine months ended September 30, 2018, we added two and twelve new Services clients, respectively. In August 2018, we acquired Assurant Mortgage Services ("Assurant"), a mortgage services division, from American Bankers Insurance Group for $35 million plus future contingent consideration if certain performance hurdles are attained. Assurant is a leading national provider of services, including valuations, title and field services, to a diverse range of customers in the mortgage services industry. The acquisition of Assurant further diversifies our revenue basis by adding over 100 additional third-party customers to our roster. The acquired Assurant businesses will be rebranded under Xome and Title365.

SaaS revenue includes sales of technology services including cloud-computing, predictive analytics, media and data solutions to mortgage servicers, originators and multiple listing service ("MLS") organizations and associations and commissions earned from our retail property sale business. In February 2018, Xome sold the software-based business of its Real Estate Digital ("RED") business, but retained RED's reDataVault proprietary offering, which is home to Xome's MLS data. Within our Xome platform, we intend to enhance the home buying and selling experience through smart investments in innovative technology and a sharp focus on customer service by making the home buying and selling transaction experience simpler, more transparent and more accessible for all market participants. Our Xome platform is accessible through a combination of a web-based platform and easy to use mobile apps, giving customers instant access to over 95% of all active MLS listings in the United States. Our platform allows users to search among distressed and non-distressed real estate listings on a single website - a significant advantage over our competitors' platforms which generally support either distressed or non-distressed listings, but not both. Our website 4salebyowner.com is our entry into the "Do It Yourself" ("DIY") real estate sales market of approximately 600,000 properties annually. Our value proposition to home buyers and sellers is to empower them to transact as they want, either through a traditional sales channel or through our proprietary auction technology, which leverages an artificial intelligence enabled listing, bidding and selling strategies and full-service brokerage support.

The following tables set forth the results of operation for the Xome segment.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 23. Xome - Operations	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(1)	Three Months Ended September 30, 2017	$ Change	% Change

Revenues	$73	$22	$95	$65	$30	46%
Expenses	71	19	90	54	36	67%
Other income (expenses), net	(1)	—	(1)	—	(1)	—%
Income (loss) before income tax expense	$1	$3	$4	$11	$(7)	(64)%
Income before taxes margin - Xome	1.4%	13.6%	4.2%	16.9%	(12.7)%	(75.1)%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

Income before income tax expense, on a combined basis, decreased for the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to the loss incurred by Assurant, which was acquired in August 2018, and higher compensation related expenses related to the Assurant acquisition.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 23.1. Xome - Operations	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	$ Change	% Change

Revenues	$73	$149	$222	$226	$(4)	(2)%
Expenses	71	123	194	193	1	1%
Other income (expenses), net	(1)	9	8	8	—	—%
Income before income tax expense	$1	$35	$36	$41	$(5)	(12)%
Income before taxes margin - Xome	1.4%	23.5%	16.2%	18.1%	(1.9)%	(10.5)%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, income before income tax expense decreased for the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to a decrease in revenues. Revenues on a combined basis decreased primarily due to lower property listings sold in 2018 and the sale of RED in February 2018.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 24. Xome - Revenues	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(1)	Three Months Ended September 30, 2017	Amount Change	% Change

Exchange	$15	$9	$24	$26	$(2)	(8)%
Services	54	11	65	31	34	110%
SaaS	4	2	6	8	(2)	(25)%
Total revenues - Xome	$73	$22	$95	$65	$30	46%

Key Metrics
Property listings sold	1,730	928	2,658	2,772	(114)	(4)%
REO listings at period end	5,490	5,867	5,490	6,633	(1,143)	(17)%
Xome services completed orders	276,937	35,599	312,536	99,407	213,129	214%
Percentage of revenue earned from third party customers(2)	56.4%	26.0%	49.3%	32.6%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.
(2) Due to the sale of the retail title division in June 2017 and RED in February 2018, the percentage of revenue earned from third party customers for the three months ended September 30, 2017 excludes the impact of the retail title division's operations and the RED sold operations. The percentage for the combined three months ended September 30, 2018 excludes the impact of the RED sold operations.

Exchange revenues, on a combined basis, for the three months ended September 30, 2018 decreased as compared to the same period in 2017, primarily due to lower property listings sold in 2018. Sales volume was lower in 2018 as our sales outflow outpaced our referral inflow. Despite the overall decline in revenue, we continue to make progress in diversifying our customer base. On a combined basis, revenue and referral inflow from third-party customers increased 8% to 15% and 11% to 40%, respectively, in the three months ended September 30, 2018 as compared to the same period in 2017.

Services revenues, on a combined basis, increased for the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to the acquisition of Assurant in August 2018, which expanded our valuations, title and field services businesses.

SaaS revenues, on a combined basis, decreased for the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to the sale of RED by Predecessor in February 2018. This decline was partially offset by growth in revenues associated with our DIY solution described above.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 24.1. Xome - Revenues	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	Amount Change	% Change

Exchange	$15	$62	$77	$84	$(7)	(8)%
Services	54	74	128	119	9	8%
SaaS	4	13	17	23	(6)	(26)%
Total revenues - Xome	$73	$149	$222	$226	$(4)	(2)%

Key Metrics
Property listings sold	1,730	6,920	8,650	9,260	(610)	(7)%
REO listings at period end	5,490	5,867	5,490	5,867	(377)	(6)%
Xome services completed orders	276,937	264,031	540,968	326,377	214,591	66%
Percentage of revenue earned from third party customers(2)	56.4%	27.8%	37.2%	37.4%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.
(2) Due to the sale of the retail title division in June 2017 and RED in February 2018, the percentage of revenue earned from third party customers for the nine months ended September 30, 2017 exclude the impact of the retail title division's operations and the RED sold operations. The percentage for the combined nine months ended September 30, 2018 excludes the impact of the RED sold operations.

Exchange revenues, on a combined basis, decreased for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to lower property listings sold in 2018. Despite the overall decline in revenue, we continue to make progress in diversifying our customer base. On a combined basis, revenue and referral inflow from third-party customers increased 10% to 15% and 15% to 38%, respectively, in the nine months ended September 30, 2018 as compared to the comparable period in 2017.

Services revenues, on a combined basis, increased for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to the acquisition of Assurant in August 2018 and was partially offset by the sale of the Predecessor's retail title division in June 2017.

SaaS revenues, on a combined basis, decreased for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to the sale of RED in February 2018. This decline was partially offset by growth in revenues associated with our DIY solution described above.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 25. Xome - Expenses	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(1)	Three Months Ended September 30, 2017	$ Change	% Change

Salaries, wages and benefits	$29	$9	$38	$27	$11	41%
General and administrative
Operational expenses	40	9	49	24	25	104%
Depreciation and amortization	2	1	3	3	—	—%
Loss on impairment of assets	—	—	—	—	—	—%
Total general and administrative	42	10	52	27	25	93%
Total expenses - Xome	$71	$19	$90	$54	$36	67%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, both salaries, wages and benefits expenses, and operational expenses increased for the three months ended September 30, 2018 as compared to the same period in 2017, primarily driven by the acquisition of Assurant in August 2018. Excluding the expenses associated with Assurant, operational expenses for the three months ended September 30, 2018 increased $3 million as compared to the same period in 2017. The remaining increase in operational expenses was due to our build-out of the field services business in 2018.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 25.1. Xome - Expenses	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	$ Change	% Change

Salaries, wages and benefits	$29	$58	$87	$98	$(11)	(11)%
General and administrative
Operational expenses	40	58	98	83	15	18%
Depreciation and amortization	2	7	9	10	(1)	(10)%
Loss on impairment of assets	—	—	—	2	(2)	(100)%
Total general and administrative	42	65	107	95	12	13%
Total expenses - Xome	$71	$123	$194	$193	$1	1%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

The Predecessor sold its retail title division in June 2017 and RED in February 2018. The Successor completed its acquisition of Assurant in August 2018. The impact from those transactions on salaries, wages and benefits expenses offset each other. Operational expenses, on a combined basis, increased for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to the acquisition of Assurant in August 2018.

Corporate and Other

The following tables set forth the results of operations for the Corporate and Other segment.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 27. Corporate and Other - Operations	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(1)	Three Months Ended September 30, 2017	$ Change	% Change

Revenues	$—	$—	$—	$—	$—	—%
Expenses	34	63	97	23	74	322%
Other income (expenses), net	(35)	(11)	(46)	(36)	(10)	28%
Loss before income tax benefit	$(69)	$(74)	$(143)	$(59)	$(84)	142%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 27.1. Corporate and Other - Operations	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	$ Change	% Change

Revenues	$—	$1	$1	$1	$—	—%
Expenses	34	103	137	72	65	90%
Other income (expenses), net	(35)	(78)	(113)	(106)	(7)	7%
Loss before income tax benefit	$(69)	$(180)	$(249)	$(177)	$(72)	41%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

Our Corporate and Other segment records interest expense on our unsecured senior notes and other corporate debt, income or loss from our legacy portfolio consisting of non-prime and nonconforming residential mortgage loans and corporate expenses that are not directly attributable to our operating segments. The legacy portfolio consists of Predecessor loans that were transferred to a securitization trust in 2009 that was structured as a secured borrowing. The securitized loans are recorded as mortgage loans on our consolidated balance sheets and the asset backed certificates acquired by third parties are recorded as nonrecourse debt.

Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments.

	Successor	Predecessor
Table 28. Legacy Portfolio	September 30, 2018	December 31, 2017
Performing - UPB	$144	$153
Nonperforming (90+ delinquency) - UPB	32	39
REO - estimated fair value	5	1
Total legacy portfolio	$181	$193

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 29. Corporate and Other - Expenses	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(1)	Three Months Ended September 30, 2017	$ Change	% Change

Salaries, wages and benefits	$19	$14	$33	$16	$17	106%
General and administrative
Operational expenses	8	49	57	4	53	1,325%
Depreciation and amortization	7	—	7	3	4	133%
Total general and administrative	15	49	64	7	57	814%
Total expenses - Corporate and Other	$34	$63	$97	$23	$74	322%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, total expenses increased in the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to increased expenses related to the Nationstar acquisition.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 29.1. Corporate and Other - Expenses	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	$ Change	% Change

Salaries, wages and benefits	$19	$45	$64	$46	$18	39%
General and administrative
Operational expenses	8	54	62	16	46	288%
Depreciation and amortization	7	4	11	10	1	10%
Total general and administrative	15	58	73	26	47	181%
Total expenses - Corporate and Other	$34	$103	$137	$72	$65	90%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, total expenses increased in the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to increased expenses related to the Nationstar acquisition.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 30. Corporate and Other - Other Income (Expenses), Net	For the Period August 1 - September 30, 2018	For the Period July 1 - July 31, 2018	Combined(1)	Three Months Ended September 30, 2017	$ Change	% Change

Interest income, legacy portfolio	$2	$1	$3	$2	$1	50%

Interest expense, legacy portfolio	—	(1)	(1)	(2)	(1)	(50)%
Interest expense on unsecured senior notes	(36)	(11)	(47)	(36)	11	31%
Other interest, net	(1)	—	(1)	—	1	1%
Total interest expense	(37)	(12)	(49)	(38)	11	29%
Other income (expense)	—	—	—	—	—	—%
Other income (expenses), net - Corporate and Other	$(35)	$(11)	$(46)	$(36)	$(10)	(28)%

Weighted average cost - unsecured senior notes	7.9%	7.9%		7.3%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

Other income (expenses), net for the Corporate and Other segment consists of interest expense on our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes.

On a combined basis, total other income (expenses), net declined in the three months ended September 30, 2018 as compared to the same period in 2017. Interest expense on unsecured senior notes on a combined basis increased in the three months ended September 30, 2018 compared to the same period in 2017 due to a higher debt balance and higher interest rates for the unsecured senior notes.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Successor	Predecessor		Predecessor
Table 30.1. Corporate and Other - Other Income (Expenses), Net	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	$ Change	% Change

Interest income, legacy portfolio	$2	$7	$9	$12	$(3)	(25)%

Interest expense, legacy portfolio	—	(3)	(3)	(5)	(2)	(40)%
Interest expense on unsecured senior notes	(36)	(77)	(113)	(109)	4	4%
Other interest, net	(1)	(3)	(4)	(2)	2	100%
Total interest expense	(37)	(83)	(120)	(116)	4	3%
Other income (expense)	—	(2)	(2)	(2)	—	—%
Other income (expenses), net - Corporate and Other	$(35)	$(78)	$(113)	$(106)	$(7)	(7)%

Weighted average cost - unsecured senior notes	7.9%	7.4%		7.3%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, total other income (expenses), net declined in the nine months ended September 30, 2018 compared to the same period in 2017 as a result of increased interest expense on unsecured senior notes and lower interest income. Interest expense on unsecured senior notes on a combined basis increased in the nine months ended September 30, 2018 compared to the same period in 2017 due to a higher debt balance and higher interest rates related to new unsecured senior notes. Interest income, legacy portfolio on a combined basis decreased compared to the same period in 2017 due to the decline in the legacy portfolio.

Changes in Financial Position

	Successor	Predecessor
Table 31. Assets	September 30, 2018	December 31, 2017	$ Change	% Change
Cash and cash equivalents	$198	$215	$(17)	(7.9)%
Mortgage servicing rights	3,500	2,941	559	19.0%
Advances and other receivables, net	1,174	1,706	(532)	(31.2)%
Reverse mortgage interests, net	8,886	9,984	(1,098)	(11.0)%
Mortgage loans held for sale at fair value	1,681	1,891	(210)	(11.1)%
Deferred tax asset	934	—	934	100.0%
Other	1,355	1,299	56	4.3%
Total assets	$17,728	$18,036	$(308)	(1.7)%

Total assets as of September 30, 2018 decreased by $308 or 1.7% compared with the Predecessor total assets as of December 31, 2017 primarily due to the decrease in advances and other receivables, reverse mortgage interests, net and mortgage loans held for sale. Advances and other receivables decreased $532 primarily due to stronger recoveries of advances in 2018. Mortgage loans held for sale decreased $210 due to sale of loans exceeding originations during 2018. Reverse mortgage interests, net decreased $1,098 due to the collection on participating interests in HMBS and repayments of HECM loans. In addition, reverse mortgage interests were adjusted down to fair value as of July 31, 2018 in connection with the Nationstar acquisition. These declines were partially offset by the increase in mortgage servicing rights and the increase in the net federal deferred tax asset. Mortgage servicing rights increased primarily due to favorable fair value adjustments driven by rising interest rates. Net federal deferred tax asset increased due to the release of the valuation allowance associated with the NOL carryforwards of WMIH in the two months ended September 30, 2018.

	Successor	Predecessor
Table 32. Liabilities and Stockholders' Equity	September 30, 2018	December 31, 2017	$ Change	% Change
Unsecured senior notes, net	$2,457	$1,874	$583	31.1%
Advance facilities, net	596	855	(259)	(30.3)%
Warehouse facilities, net	2,888	3,285	(397)	(12.1)%
MSR related liabilities - nonrecourse at fair value	1,123	1,006	117	11.6%
Other nonrecourse debt, net	7,165	8,014	(849)	(10.6)%
Other liabilities	1,421	1,280	141	11.0%
Total liabilities	15,650	16,314	(664)	(4.1)%
Total stockholders' equity attributable to Nationstar	2,078	1,715	363	21.2%
Noncontrolling interest	—	7	(7)	(100.0)%
Total liabilities and stockholders' equity	$17,728	$18,036	$(308)	(1.7)%

Stockholders' equity at September 30, 2018 increased by $363 or 21.2% compared with the Predecessor balance as of December 31, 2017 primarily due to the December 31, 2017 balance representing the Predecessor basis of equity. The September 30, 2018 balance represents the Successor's basis of equity after the Merger. Within liabilities, the advance facilities decreased by $259 as the portfolio balance declined due to the repayments of advances along with the decision to use cash balances to reduce borrowings. Warehouse facilities decreased by $397 primarily due to the Predecessor's repayment from the proceeds of the issuance of the HECM securitization during the first quarter of 2018. Other nonrecourse debt decreased by $849 primarily due to the collection on participating interests in HMBS and repayments of HECM loans. Unsecured senior notes increased 31.1% due to the issuance of certain new unsecured senior notes totaling $1,700 offset by redemption and repayment of certain existing unsecured senior notes totaling $1,023, as discussed in Note 10, Indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary sources of funds for liquidity include: (i) servicing fees and ancillary revenues; (ii) payments received from sale or securitization of loans; (iii) payments from the liquidation or securitization of our outstanding participating interests in reverse mortgage loans; (iv) advance and warehouse facilities, other secured borrowings and the unsecured senior notes; and (v) payments received in connection with the sale of advance receivables and excess spread.

Our primary uses of funds for liquidity include: (i) funding of servicing advances; (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings and repurchases or redemptions of outstanding indebtedness; (vi) payments for acquisitions of MSRs; (vii) scheduled and unscheduled draws on our serviced reverse residential mortgage loans; and (viii) payment of our marketing and technology expenses.

Our business is subject to extensive regulation, investigations and reviews by various federal, state and local regulatory and enforcement agencies. We are also subject to various legal proceedings in the ordinary course of our business. Addressing these regulations, reviews and legal proceedings and implementing any resulting remedial measures may require us to devote substantial resources to legal and regulatory compliance or to make other changes to our business practices, resulting in higher costs which may adversely affect our cash flows.

We believe that our cash flows from operating activities, as well as capacity through existing facilities, provide adequate resources to fund our anticipated ongoing cash requirements. We rely on these facilities to fund operating activities. As the facilities mature, we anticipate renewal of these facilities will be achieved. Future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets. We continue to optimize the use of balance sheet cash to avoid unnecessary interest carrying costs.

We service and subservice reverse mortgage loan portfolios with a UPB of $30,660 as of September 30, 2018, which includes $21,703 of net reverse MSLs and $8,882 of reverse mortgage interests. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or monthly draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance. Recovery of advances and draws related to reverse MSRs is generally recovered over a two to three month period from the investor. However, for reverse assets recorded as a loan, the repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. We securitize our holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs.

Cash Flows

The table below presents the major sources and uses of cash flow for operating activities.

	Successor	Predecessor		Predecessor
Table 33 Operating Cash Flow	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	$ Change	% Change

Originations net sales activities	$(135)	$520	$385	$527	$(142)	(27)%
Cash provided by operating profits and changes in working capital and other assets	311	1,774	2,085	719	1,366	190%
Net cash attributable to operating activities	$176	$2,294	$2,470	$1,246	$1,224	98%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

Cash generated from originations net sales activities was $385 during the nine months ended September 30, 2018, on a combined basis, compared to $527 in the same period in 2017. The decrease was primarily due to a lower funding of $1,784 for loan origination activities driven by increased interest rate environment. The decrease in funding was partially offset by an increase in proceeds of $1,466 on the sales of previously originated loans and decrease in funds used of $176 to repurchase forward loan assets out of Ginnie Mae securitizations.

Cash generated from other operating activities and from changes in working capital and other assets during the nine months ended September 30, 2018, on a combined basis, increased by $1,366 when compared to the same period in 2017. The increase was primarily due to an increase of $817 and $382 in collection of reverse mortgage interest and advances and other receivables, respectively.

	Successor	Predecessor		Predecessor
Table 34. Investing Cash Flows	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	$ Change	% Change

Acquisitions, net	$(33)	$—	$(33)	$—	$(33)	(100)%
Purchase of forward mortgage servicing rights, net of liabilities incurred	(63)	(134)	(197)	(28)	(169)	604%
Proceeds on sale of assets	—	13	13	16	(3)	(19)%
Other	46	(41)	5	7	(2)	(29)%
Net cash attributable to investing activities	$(50)	$(162)	$(212)	$(5)	$(207)	4,140%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

Our investing activities used $212, on a combined basis, and $5 of cash during the nine months ended September 30, 2018 and 2017, respectively. The change in investing activities was primarily due to an increase of $169 in purchase of forward mortgage servicing rights, net of liabilities incurred and the net cash of $33 used in connection with the acquisition of Assurant. Although we continue to seek to acquire servicing portfolios at advantageous pricing, the amounts and timing of these opportunities is not of a consistent frequency and can result in cash flow variability between periods.

	Successor	Predecessor		Predecessor
Table 35. Financing Cash Flow	For the Period August 1 - September 30, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Nine Months Ended September 30, 2017	$ Change	% Change

Changes in advance facilities	$46	$(305)	$(259)	$(298)	$39	(13)%
Changes in warehouse facilities	186	(585)	(399)	351	(750)	(214)%
Payment of unsecured senior notes and nonrecourse debt	(1,034)	(93)	(1,127)	(145)	(982)	677%
Issuance of excess spread financing	84	70	154	—	154	100%
Repayment of excess spread financing	(21)	(3)	(24)	(9)	(15)	167%
Decrease in participating interest financing in reverse mortgage interests	(358)	(1,391)	(1,749)	(1,491)	(258)	17%
Changes in HECM securitizations	(91)	311	220	222	(2)	(1)%
Other	(31)	(115)	(146)	(168)	22	(13)%
Net cash attributable to financing activities	$(1,219)	$(2,111)	$(3,330)	$(1,538)	$(1,792)	117%

(1) Refer to Basis of Presentation section for discussion on presentation of combined results.

Our financing activities used $3,330 cash, on a combined basis, during the nine months ended September 30, 2018, an increase of $1,792 when compared with $1,538 cash used in the same period in 2017. The change in cash flows from financing activities was primarily due to $1,030 of cash used to redeem and repay unsecured senior notes in August 2018. Payment of warehouse facilities increased in 2018 when compared with same period in 2017 primarily due to proceeds from HECM securitizations being used to pay down the facilities, which did not occur in the same period in 2017.

Capital Resources

Capital Structure and Debt

We require access to external financing resources from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. If needed, we believe additional capital could be raised through a combination of issuances of equity, corporate indebtedness, asset-backed acquisition financing and/or cash from operations. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

Financial Covenants
The Company and the Predecessor’s borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements.  The Predecessor performed an evaluation of its mortgage servicing liabilities and recorded a change in estimate for the month ended July 31, 2018. As a result of this charge, the Predecessor was unable to meet the profitability requirement in one of its outstanding warehouse facilities. The Company asked for, and amended the agreement from this financial institution on this profitability requirement for the period ended September 30, 2018. As a result of this amendment, the Company is in compliance with its required financial covenants.

Seller/Servicer Financial Requirements
The Federal Housing Finance Agency minimum financial requirements for Fannie Mae and Freddie Mac Seller/Servicers are set forth below.

Minimum Net Worth

▪	Base of $2.5 plus 25 basis points of UPB for total loans serviced.

▪	Tangible Net Worth comprises total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.

Minimum Capital Ratio

▪	Tangible Net Worth/Total Assets greater than 6%.

Minimum Liquidity

▪	3.5 basis points of total Agency servicing (Fannie Mae, Freddie Mac, Ginnie Mae) plus,

▪	Incremental 200 basis points of total nonperforming Agency, measured as 90+ delinquencies, servicing in excess of 6% of the total Agency servicing UPB,

▪
Allowable assets for liquidity may include: cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 10, Indebtedness, and Note 17, Capital Requirements, for additional information. As of September 30, 2018, we were in compliance with our seller/servicer financial requirements.

	Successor	Predecessor
Table 36. Debt	September 30, 2018	December 31, 2017
Advance facilities, net	$596	$855
Warehouse facilities, net	2,888	3,285
Unsecured senior notes, net	2,457	1,874

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances along with our stop advance policies. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. Pursuant to the terms of our agreements, New Residential has the obligation to fund future advances on the private-label securitized loans subject to the agreements.

Warehouse Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.

As a servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. At September 30, 2018, unsecuritized borrower draws totaled $381, and our maximum unfunded advance obligation related to these reverse mortgage loans was $3,274.

Unsecured Senior Notes
In 2013 and 2018, we completed offerings of unsecured senior notes, which mature on various dated through July 2026. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.5% to 9.625%.

Table 37. Contractual Maturities - Unsecured Senior Notes

On July 13, 2018, Merger Sub issued $950 aggregate principal amount of the 8.125% Notes due 2023 and $750 aggregate principal amount of the 9.125% Notes due 2026. The proceeds from the New Notes were used, together with the proceeds from the issuance of WMIH’s common stock and WMIH’s cash and restricted cash on hand, to consummate the Merger with Nationstar and the refinancing of certain of Nationstar’s existing debt and to pay Merger related fees and expenses. At the consummation of the acquisition, Merger Sub merged with and into Nationstar with Nationstar assuming the obligations under the New Notes.

In August 2018, we redeemed the $375 9.625% unsecured senior note due 2019 and $400 7.875% unsecured senior note due 2020 and paid off the $475 6.500% unsecured senior note due 2018.

As of September 30, 2018, the expected maturities of our unsecured senior notes based on contractual maturities are presented below.

Year Ending December 31,	Amount
2018	$—
2019	—
2020	—
2021	592
2022	206
Thereafter	1,700
Total	$2,498

Table 38. Contractual Obligations

The table below sets forth our contractual obligations, excluding legacy asset securitized debt, excess spread financing, MSR financing and participating interest financing at September 30, 2018.

	Less than 1 Year	1 - 3 Years	3-5 Years	More than 5 Years	Total
Unsecured senior notes	$—	$—	$798	$1,700	$2,498
Interest payment from unsecured senior notes(1)	198	395	305	206	1,104
Advance facilities	99	497	—	—	596
Warehouse facilities	2,611	277	—	—	2,888
Capital lease obligations	3	—	—	—	3
Operating lease obligations	27	52	30	37	146
Total	$2,938	$1,221	$1,133	$1,943	$7,235
(1) Interest expense on advance and warehouse facilities is not presented in this table due to the short term nature of these facilities.
In addition to the above contractual obligations, we have also been involved with several securitizations, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans as mortgages on our consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of REO. For more information regarding our indebtedness, see Note 10, Indebtedness, in the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 16, Fair Value Measurements, and valuation and reserves for deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of the mortgage servicing rights financing liability. For further information on our critical accounting policies, please refer to the Company's and Predecessor's Annual Reports on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies since December 31, 2017.

Recent Accounting Developments

See Note 1, Nature of Business and Basis of Presentation, in the consolidated financial statements which is incorporated herein for details of recently issued accounting pronouncements and the expected impact on our consolidated financial statements.

Impact of Inflation and Changing Prices

Our consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Further, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Variable Interest Entities and Off-Balance Sheet Arrangements

See Note 12, Securitizations and Financings, in the Consolidated Financial Statements in Item 1, Financial Statements, which is incorporated herein for a summary of our transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements.

Derivatives

See Note 9, Derivative Financial Instrument, in the Consolidated Financial Statements in Item 1, Financial Statements, which is incorporated herein for a summary of our derivative transactions.

Income Taxes
See Note 15, Income Taxes, in the Consolidated Financial Statements in Item 1, Financial Statements, which is incorporated herein for a summary of our income tax considerations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of the Merger, the Quantitative and Qualitative Disclosures about Market Risk are those of Nationstar which is included in Part II, Item 7A of Nationstar's Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in the types of market risks faced by us since December 31, 2017.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. We use a duration-based model in determining the impact of interest rate shifts on our loan portfolio, certain other interest-bearing liabilities measured at fair value and interest rate derivatives portfolios. The primary assumption used in these models is that an increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds and market discount rates. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs and forward delivery commitments on MBS, we rely on a model in determining the impact of interest rate shifts. In addition, for IRLCs, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.

Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We believe that on the whole our estimated net changes to the fair value of our assets and liabilities at September 30, 2018 are within acceptable ranges based on the materiality of our financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As a result of the Merger, we adopted the controls and procedures of the Predecessor. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2018.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2018, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

We are a state licensed, non-bank mortgage lender, servicer and ancillary services provider. From time to time, we and our subsidiaries are involved in a number of legal proceedings, including, but not limited to, judicial, arbitration, regulatory and governmental proceedings relating to matters that arise in connection with the conduct of our business. These legal proceedings are generally based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities including, without limitation, consumer protection laws, but may also include alleged violations of securities, employment, contract, tort, common law fraud and other laws. Legal proceedings include open and pending examinations, information gathering requests and investigations by governmental, regulatory and enforcement agencies as well as litigation in judicial forums and arbitration proceedings.

Our business is subject to extensive examinations, investigations and reviews by various federal, state and local governmental, regulatory and enforcement agencies. We have historically had and continue to have a number of open investigations with these agencies. We continue to receive governmental and regulatory requests for information, subpoenas, examinations and other inquiries. We are currently the subject of various governmental or regulatory investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, financial reporting and other aspects of our businesses. These matters include investigations by the Bureau of Consumer Financial Protection (the "BCFP"), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the Office of the Special Inspector General for the Troubled Asset Relief Program, the U.S. Department of Housing and Urban Development, the multi-state coalition of mortgage banking regulators and various State Attorneys General. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices and in additional expenses and collateral costs. We are cooperating fully in these matters.

For example, we continue to progress towards resolution of certain legacy regulatory matters involving regulatory examination findings in prior years for alleged violations of certain laws related to our business practices. We have been in discussions with the multi-state coalition of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigation. We are continuing to cooperate with all parties. In connection with these discussions, we previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of September 30, 2018. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations.

Further, on April 24, 2018, the BCFP notified us that, in accordance with the BCFP’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the BCFP’s Office of Enforcement is considering whether to recommend that the BCFP take enforcement action against us, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the BCFP before an enforcement action may be recommended or commenced. The BCFP may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations. Similarly, while we are in discussions with regard to the status and various issues arising in the investigation by the Executive Office of the United States Trustees, we cannot predict the outcome of this investigation or whether they will exercise their enforcement authority through a settlement or other proceeding in which they seek to impose additional remedial measures or other financial sanctions, which could have a material adverse effect on our business, reputation, financial condition and results of operation. However, we believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential enforcement action or settlement arising from either of the BCFP or United States Trustees matters. We have not recorded an accrual related to these matters as of September 30, 2018 as we do not believe that the possible loss or range of loss arising from any such action is estimable. We are continuing to cooperate with the BCFP and the Executive Office of the United States Trustees.

In addition, we are a defendant in a class action proceeding originally filed in state court in March 2012, and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures we took, as loan servicer, after the borrowers defaulted and our vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. On July 25, 2018, we entered into a settlement agreement to resolve this matter. The parties are currently seeking approval of the settlement from the court.

We are a defendant in a proceeding filed on January 2, 2018 in the U.S. District Court for the Northern District of California under the caption Collateral Analytics LLC v. Nationstar Mortgage LLC et al. The plaintiff alleges that we and certain affiliated entities misappropriated plaintiff's intellectual property for the purpose of replicating plaintiff's products. The case raises federal and state law claims for misappropriation of trade secrets and breach of contract and seeks an award of actual damages, unjust enrichment, lost profits and/or a reasonable royalty, exemplary damages and injunctive relief preventing further misuse or disclosure of plaintiff's intellectual property. We believe we have meritorious defenses and will vigorously defend ourselves in this matter.

We are also a defendant in a proceeding filed on October 23, 2015 in the U.S. District Court for the Central District of California under the caption Alfred Zaklit and Jessy Zaklit, individually and on behalf of all others similarly situated v. Nationstar Mortgage LLC et al. The plaintiff alleges that we improperly recorded telephone calls without the knowledge or consent of borrowers in violation of the California Penal Code. On July 24, 2017, the court certified a class comprised of California borrowers who, from October 2014 to May 2016, participated in outbound telephone conversations with our employees who recorded the conversations without first informing the borrowers that the conversations were being recorded. The class seeks statutory damages and attorney's fees. On September 10, 2018, we reached an agreement in principal to settle this matter.

On May 8, 2018, a purported class action lawsuit styled as Franchi v. Nationstar Mortgage Holdings Inc., et al., was filed in the United States District Court for the Northern District of Texas naming Nationstar, WMIH Corp., Wand Merger Corporation and the individual members of the Nationstar board of directors as defendants. The complaint alleged that the defendants violated the Exchange Act by disseminating a false and misleading registration statement.  In order to, among other things, eliminate the burden, inconvenience, expense, risk, and disruption of continued litigation, on June 26, 2018, the plaintiff and the defendants (together, the “Parties”) entered into a memorandum of understanding (the “MOU”) to resolve the claims asserted by the plaintiff without the defendants admitting any wrongdoing or conceding the materiality of any supplemental disclosures. Pursuant to the MOU, the Parties agreed that the defendants would cause to be made certain supplemental disclosures set forth in a Form 8-K filed with the SEC on June 26, 2018. On August 7, 2018, the Parties filed a stipulation of dismissal of the purported class action lawsuit which dismissed plaintiff’s individual claims with prejudice, and dismissed the claims purportedly asserted on behalf of a putative class of Nationstar shareholders without prejudice.

Responding to these matters requires us to devote substantial resources, resulting in higher costs and lower net cash flows. Adverse results in any of these matters could further increase our operating expenses and reduce our revenues, require us to change business practices and limit our ability to grow and otherwise materially and adversely affect our business, reputation, financial condition or results of operation.

Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I-Item 1A. Risk Factors” in WMIH's Annual Report on Form 10-K for the year ended December 31, 2017 and the factors discussed below.
Risks Related to Our Business
Financial Reporting, Credit and Liquidity Risks
We may be unable to obtain sufficient capital to operate our business.
Our financing strategy includes the use of significant leverage because, in order to make servicing advances and fund originations, we require liquidity in excess of that generated by our operations. Accordingly, our ability to finance our operations depends on our ability to secure financing on acceptable terms and to renew or replace existing financings as they expire. These financings may not be available on acceptable terms or at all. If we are unable to obtain these financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds.

We are generally required to renew our financing arrangements each year, which exposes us to refinancing and interest rate risks. Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including:

•	the available liquidity in the credit markets;

•	prevailing interest rates;

•
an event of default, a negative ratings action by a rating agency and limitations imposed on us under the indentures governing our current debt that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;

•	the strength of the lenders from which we borrow; and

•	limitations on borrowings on advance facilities imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the advance facility.
If we are unable to obtain sufficient capital on acceptable terms for any of the foregoing reasons, this could adversely affect our business, financial condition and results of operations.
Our substantial indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs.
As of September 30, 2018, the aggregate principal amount of our unsecured senior notes was $2,498. Although we and our subsidiaries have substantial indebtedness, we believe we have the ability to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. These agreements generally restrict us and our restricted subsidiaries from incurring additional indebtedness; however, these restrictions are subject to important exceptions and qualifications. If we incur additional debt, the related risks could be magnified and could limit our financial and operating activities.
Our current and any future indebtedness could:

•
require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on our current indebtedness and any indebtedness we may incur in the future, thereby reducing the funds available for other purposes;

•	make it more difficult for us to satisfy and comply with our obligations with respect to the unsecured senior notes;

•	subject us to increased sensitivity to increases in prevailing interest rates;

•	place us at a competitive disadvantage to competitors with relatively less debt in economic downturns, adverse industry conditions or catastrophic external events; or

•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions.

In addition, our substantial level of indebtedness could limit our ability to obtain additional financing on acceptable terms or at all to fund future acquisitions, working capital, capital expenditures, debt service requirements, general corporate and other purposes, which could have a material adverse effect on our business and financial condition. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors outside of our control. Our substantial obligations could have other important consequences. For example, our failure to comply with the restrictive covenants in the agreements governing our indebtedness, which limit our ability to incur liens, to incur debt and to sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our bankruptcy.
We may not realize all of the anticipated benefits of the Merger or other previous or potential future acquisitions.
Our ability to realize the anticipated benefits of the Merger, the Assurant acquisition or other previous or potential future acquisitions, including the acquisition of assets, will depend, in part, on our ability to scale-up to appropriately service these assets and integrate the businesses of the acquired companies with our business. The process of acquiring assets or companies may disrupt our business including diverting management’s attention from ongoing business concerns and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

•	unknown or contingent liabilities;

•	unanticipated issues in integrating information, management style, servicing practices, communications and other systems including information technology systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods; and

•	not retaining key employees.

In the event that we acquire a platform, we may elect to operate this platform in addition to our current platform for a period of time or indefinitely. Individually or collectively, these transactions could substantially increase the UPB, or alter the composition of our portfolio of mortgage loans that we service or have an otherwise significant impact on our business. We can provide no assurances that we will enter into any such agreements or as to the timing of any potential acquisitions. Additionally, we may make potentially significant acquisitions which could expose us to greater risks than we currently experience in servicing our current portfolio and adversely affect our business, financial condition and results of operations. We also may not realize all of the anticipated benefits of potential future acquisitions, which could adversely affect our business, financial condition and results of operations.

Our earnings may decrease because of changes in prevailing interest rates.
Our profitability is directly affected by changes in prevailing interest rates. The following are certain material risks we face related to changes in interest rates:
Servicing:

•	a decrease in interest rates may increase prepayment speeds which may lead to (i) increased amortization expense; (ii) decrease in servicing fees; and (iii) decrease in the value of our MSRs;

•
an increase in interest rates, together with an increase in monthly payments when an adjustable mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, may cause increased delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase our expenses and reduce the number of mortgages we service;

Originations:

•
an increase in interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a purchase money loan may be more difficult for consumers;

 Xome:

•	an increase in interest rates could adversely affect Exchange’s property sales, particularly non-distressed sales, as financing may become less attractive to borrowers;

•
a substantial and sustained increase in prevailing interest rates could adversely affect the loan origination volumes of Xome’s clients since refinancing and purchase loans would be less attractive to borrowers, which would in turn adversely impact Services’ valuation and title order volume;

Other:

•
an increase in interest rates would increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and loan originations and for borrowing for acquisitions; and

•	a decrease in interest rates could reduce our earnings from our custodial deposit accounts.

Any of the foregoing could adversely affect our business, financial condition and results of operation.

We use financial models that heavily rely on estimates in determining the fair value of certain assets and liabilities, such as MSRs and excess spread, and if our estimates or assumptions prove to be incorrect, it may affect our earnings.
We use internal financial models that utilize, wherever possible, market participant data to value certain of our assets, including our MSRs, newly originated loans held for sale and MSR financing liabilities for purposes of financial reporting. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. In determining value for MSRs we make certain assumptions, many of which are beyond our control, including, among other things:

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	ancillary revenues; and

•	amounts of future servicing advances.

If these assumptions or relationships prove to be inaccurate, if market conditions change or if errors are found in our models, the value of certain assets may decrease or the value of certain liabilities could increase, which could impact our ability to satisfy minimum net worth covenants and borrowing conditions in our debt agreements governing our advance facilities, warehouse facilities, MSR facilities and other nonrecourse debt and adversely affect our business, financial condition or results of operations.
Our hedging strategies may not be successful in mitigating our risks associated with interest rates.
In our Originations segment, we use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. We may hedge MSRs in certain rate environments. The nature and timing of hedging transactions influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility, and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
We have third-party credit and servicer risks which could have a material adverse effect on our business, liquidity, financial condition and results of operation.
Consumer Credit Risk: We provide representations and warranties to purchasers and insurers of the loans that we sell that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. Our loss estimates are affected by factors both internal and external in nature, including, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands, our ability to recover any losses from third parties, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economies. Many of the factors are beyond our control and may lead to judgments that are susceptible to change. In adverse market conditions, loans may decrease in value due to an increase in delinquencies, borrower defaults and non-payments. In addition, property values may experience losses at liquidation due to extensions in foreclosure and REO sales timelines as well as home price depreciation.
Counterparty Credit Risk: We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. Although certain credit facilities and warehouse lines are committed, we may experience a disruption in operations due to a lender withholding a funding of a borrowing requested on the respective credit facility.
Prior Servicer Risk: We service mortgage loans under guidelines set forth by regulatory agencies and GSEs. Failure to meet stipulations of the servicing guidelines can result in the assessment of fines and loss of reimbursement of loan related advances, expenses, interest and servicing fees. When the servicing of a portfolio is assumed either through purchase of servicing rights or through a subservicing arrangement, various loans in the acquired portfolio may have been previously serviced in a manner that will contribute towards our not meeting certain servicing guidelines. If not recovered from a prior servicer, such events frequently lead to the eventual realization of a loss to us. The recovery process against a prior servicer can be prolonged based upon time required by us to meet minimum loss deductibles under the indemnification provisions in our agreements with the prior servicer and for the time requirements by the prior servicer to review underlying loss events and our request for indemnification. The amounts ultimately recovered from prior servicers may differ from our estimated recoveries recorded based on the prior servicer’s interpretation of responsibility for loss, which could lead to our realization of additional losses.
Any of the above could adversely affect our business, liquidity, financial condition and results of operations.
Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.
Our disclosure controls and procedures may not be effective in every circumstance. Similarly, we may experience a material weakness or significant deficiency in internal control over financial reporting. Any lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence.
Operational Risks
Servicing
A significant increase in delinquencies for the loans we own and service could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSRs.

•
Revenue. An increase in delinquencies will result in lower revenue for loans we service for GSEs and the Government National Mortgage Association (“Ginnie Mae”) because we only collect servicing fees from GSEs and Ginnie Mae for performing loans. Additionally, while increased delinquencies generate higher ancillary revenues, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts.

•
Expenses. An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers and an increase in interest expense as a result of an increase in our advancing obligations.

•	Liquidity. An increase in delinquencies could also negatively impact our liquidity because of an increase in borrowings under advance facilities.

•
Valuation of MSRs. We base the price we pay for MSRs on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of our MSRs could be diminished. If the estimated fair value of MSRs is reduced, we may not be able to satisfy minimum net worth covenants and borrowing conditions in our debt agreements, and we could suffer a loss, which has a negative impact on our financial results.

An increase in delinquency rates could therefore adversely affect our business, financial condition and results of operations.
We may not be able to adjust to operational changes in a timely manner to sustain profitability.
We may enter into arrangements with investors or other counterparties to subservice loans or provide services in areas that are new to us. We perform due diligence procedures to evaluate the feasibility of such ventures or transactions prior to their execution. The achievement of expected returns is often dependent on attainment of certain operating assumptions, such as lower operating costs or attainment of key performance metrics. To the extent we are unfamiliar with investor and/or risks assumed, or to the extent we have not demonstrated past proven performance on the operating metrics, we may not be able to adjust costs or achieve the desired operating metrics in a timely manner that will allow the return on investment as planned, which could expose us to significant financial loss.

We may not be able to maintain or grow our business if we do not acquire MSRs or enter into additional subservicing agreements on favorable terms.
Our servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the right to service additional pools of residential mortgages, enter into additional subservicing agreements or to originate additional mortgages. We have also shifted the mix of our servicing portfolio to a greater mix of subserviced loans. While we expect this strategy to have longer-term benefits, in the short-term this shift in our servicing portfolio to subservicing could reduce our revenue and earnings as measured by basis points. In addition, we may not be able to maintain our pipeline of subservicing opportunities.
The Federal Housing Finance Agency (“FHFA”) could enact more stringent requirements on the GSEs, or other federal or state agencies may enact additional requirements that are more stringent regarding the purchase or sale of MSRs. Additionally, if we do not comply with our seller/servicer obligations, the GSEs may not consent to approve future transfers of MSRs.
If we do not acquire MSRs or enter into additional subservicing agreements on terms favorable to us, our business, financial condition and results of operations could be adversely affected.
Some of the loans we service are higher risk loans, which are more expensive to service than conventional mortgage loans.
Some of the mortgage loans we service are higher risk loans, meaning that the loans are to less credit worthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing higher risk loans to our servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, consent decrees or enforcement, could adversely affect our business, financial condition and results of operations.
We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
Forward Mortgage Servicing Rights: During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances, and in certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, when a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or liquidation occurs.

We have sold to a joint venture capitalized by certain entities formed and managed by New Residential and certain third-party investors the rights to mortgage servicing rights and servicer advances related to certain loan pools. In connection with these transactions, New Residential purchased the equity of wholly-owned special purpose subsidiaries of Mr. Cooper Group that issued limited recourse funding to finance the advances. We continue to service these loans. In the event that New Residential receives requests for advances in excess of amounts that they or their co-investors are willing or able to fund, we are obligated to fund these advance requests. Since we have transferred the related advance facilities to New Residential, we may have to obtain other sources of financing which may not be available.
Our inability to fund these advances could result in a termination event under the applicable servicing agreement, an event of default under the advance facilities and a breach of our purchase agreement with New Residential. Our inability to fund these advance requests could adversely affect our business, financial condition and results of operations.
Reverse Mortgages: As a reverse mortgage servicer, we are also responsible for funding draws due to borrowers in a timely manner, remitting to investors interest accrued and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from sales in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our business operations. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.
Our counterparties may terminate our servicing rights and subservicing contracts.
The owners of the loans we service and the primary servicers of the loans we subservice may, under certain circumstances, terminate our MSRs or subservicing contracts, respectively.
Agency Servicing: We are party to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, FHA and Ginnie Mae. As is standard in the industry, under the terms of these seller/servicer agreements, the agencies have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth. To the extent that these capital requirements are not met, the applicable agency may suspend or terminate these agreements, which would prohibit us from further servicing these specific types of mortgage loans or being an approved servicer. If we are unable to meet these capital requirements, this could adversely affect our business, financial condition and results of operations.
Subservicing: Our subservicing portfolio is highly concentrated with a small number of parties who may elect to transfer their subservicing relationship to other counterparties or may go out of business. As of December 31, 2017, 96% of our subservicing portfolio was with four counterparties. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing contracts with or without cause, with limited notice and with no termination fee upon a change of control. For example, we realized a decline in our subservicing portfolio of $47 billion in UPB in the fourth quarter of 2017 due to the termination of a subservicing agreement when the servicer of record sold its ownership interest and the new owner did not retain us as subservicer. Entering into additional subservicing contracts may exacerbate these risks.
If our servicing rights or subservicing contracts are terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition and results of operations.

We service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.
The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to maintain their property, fail to pay taxes or home insurance premiums, die or fail to occupy their property for 12 consecutive months. Higher than anticipated foreclosures could result in increased losses. We use financial models that rely heavily on estimates to forecast loss exposure related to certain reverse mortgage assets and liabilities. These models are complex and use asset specific collateral data and market inputs for mortality, interest rates and prepayments. In addition, the models use investor and state required time lines for certain default related activities. Even if the general accuracy of our loss models is validated, loss estimates are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. If these assumptions or relationships prove to be inaccurate or if the market conditions change, the actual loss experience could be higher than modeled.
Additionally, we could become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of elderly homeowners.
We could have a downgrade in our servicer ratings.
Standard & Poor’s, Moody’s and Fitch rate us as a residential loan servicer. Favorable ratings from these agencies are important to the conduct of our loan servicing business. Downgrades in servicer ratings could:

•	adversely affect our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae, Freddie Mac and Ginnie Mae;

•	lead to the early termination of existing advance facilities and affect the terms and availability of advance facilities that we may seek in the future;

•	cause our termination as servicer in our servicing agreements that require that we maintain specified servicer ratings; and

•	further impair our ability to consummate future servicing transactions.

Any of the above could adversely affect our business, financial condition and results of operations.
Originations
We may not be able to maintain the volumes in our loan originations business, which would adversely affect our ability to replenish our servicing business.
The volume of loans funded within our loan originations business is subject to multiple factors, including changes in interest rates and availability of government programs. Volume in our originations business is based in large part on the refinancing of existing mortgage loans that we service, which is highly dependent on interest rates and other macroeconomic factors. Our loan origination volume may decline if interest rates increase or if government programs terminate and are not replaced with similar programs or if we cannot replace this volume with other loan origination channels such as Correspondent, new customer acquisitions or purchase money loans. If we are unable to maintain our loan originations volume then our business, financial condition and results of operations could be adversely affected.

We may be required to indemnify or repurchase loans we sold, or will sell, if these loans fail to meet certain criteria or characteristics or under other circumstances.
The indentures governing our securitized pools of loans and our contracts with purchasers of our whole loans contain provisions that require us to indemnify or repurchase the related loans under certain circumstances. While our contracts vary, they contain provisions that require us to repurchase loans if:

•	our representations and warranties concerning loan quality and loan circumstances are inaccurate, including representations concerning the licensing of a mortgage broker;

•	we fail to secure adequate mortgage insurance within a certain period after closing;

•	a mortgage insurance provider denies coverage;

•	we fail to comply, at the individual loan level or otherwise, with regulatory requirements in the current dynamic regulatory environment; or

•
the borrower fails to make certain initial loan payments due to the purchaser. We are subject to repurchase claims and may continue to receive claims in the future. If we are required to indemnify or repurchase loans that we originate or have previously originated and sell or securitize that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.

Termination of government mortgage refinancing programs could adversely affect future revenues.
Under the HARP we may be entitled to receive financial incentives and success fees in connection with a mortgage refinancing we enter into with eligible borrowers. Programs such as HARP have been a significant driver of our originations revenue. Changes in legislation or regulation regarding these programs and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase the expense of our participation in such programs. We expect refinancing volumes, revenues and margins to continue to decline in 2018 as we believe peak HARP refinancings have already occurred. HARP is scheduled to expire on December 31, 2018. If HARP is not extended, planned replacement programs are not implemented or our financial benefits from such programs decrease, our revenues could decrease, which could adversely affect our business, financial condition and results of operations.
We are highly dependent upon loan programs administered by GSEs such as the Fannie Mae, Freddie Mac, FHA, Department of Veterans Affairs (“VA”), USDA and by Ginnie Mae to generate revenues through mortgage loan sales to institutional investors.
There are various proposals which deal with GSE reform, including winding down the GSEs and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process. Thus, the long-term future of the GSEs is still in doubt.

Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the GSEs, Ginnie Mae, and others that facilitate the issuance of MBS in the secondary market. These entities play a critical role in the residential mortgage industry, and we have significant business relationships with many of them. Almost all of the conforming loans we originate qualify under existing standards for inclusion in guaranteed mortgage securities backed by one of these entities. We also derive other material financial benefits from these relationships, including the assumption of credit risk on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. If it is not possible for us to complete the sale or securitization of certain of our mortgage loans due to changes in GSE and Ginnie Mae programs, we may lack liquidity under our mortgage financing facilities to continue to fund mortgage loans, and our revenues and margins on new loan originations would be materially and negatively impacted.
Any discontinuation of, or significant reduction in, the operation of these GSEs, FHA, VA, USDA and Ginnie Mae or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these entities could materially and adversely affect our business, liquidity, financial position and results of operations.
Xome
Xome participates in highly competitive markets and pressure from existing and new companies could adversely affect Xome’s businesses.
The markets for Xome’s services are very competitive, and Xome’s success depends on its ability to continue to attract additional customers, consumers and real estate professionals to its mobile applications and websites. Xome’s existing and potential competitors include companies that operate, or could develop, national and local real estate mobile applications and websites. These companies could devote greater technical and other resources than we have available and leverage their existing user bases and proprietary technologies to provide products and services that end-users might view as superior to our offerings. Any of Xome’s future or existing competitors may introduce different products that provide solutions similar to our own but with either better user interfaces, branding and marketing resources, or at a lower price. In addition, the time and expense associated with switching from Xome’s competitors’ services and technologies to ours may limit Xome’s growth. If we are unable to continue to innovate and grow the number of end-users of Xome’s mobile applications and websites, we may not remain competitive or may face downward pricing pressures, and our business and financial performance could suffer. Additionally, third parties may assert claims against Xome, asserting that Xome’s content, website processes or software applications infringe their intellectual property rights. If any infringement claim is successful, Xome may be required to pay substantial damages, obtain a license from the third party or be prohibited from using content that incorporates the challenged intellectual property, which could materially and adversely affect our business, liquidity, financial position and results of operations.
Xome is subject to extensive government regulation at the federal, state and local levels, and any failure to comply with existing new regulations may adversely impact us, our clients and our results of operations.
Xome is subject to licensing and regulation as a real estate broker, auctioneer, appraisal management company, title agent and/or insurance agent in a number of states and may be subject to new licensing and regulation as it expands service offerings. Xome is subject to audits and examinations that are conducted by federal and state regulatory authorities and, as a vendor, is also subject to similar audit requirements imposed on its clients, including us. Our employees and subsidiaries may be required to be licensed by various state licensing authorities for the particular type of service provided and to participate in regular background checks, fingerprinting requirements and continuing education programs. We may incur significant ongoing costs to comply with governmental regulations, and new laws and regulations may be adopted that prohibit us from engaging Xome as a vendor, which could adversely affect our business, financial condition and results of operations.
Xome’s revenue from clients in the mortgage and real estate industries is affected by the strength of the economy and the housing market generally, including the volume of real estate transactions.
Real estate markets are subject to fluctuations, due to factors such as the relative relationship of supply to demand, the availability of alternative investment products, the unemployment rate, real wage increases, inflation and the general economic environment. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply in properties, a change in consumer preferences towards rental properties or declining consumer confidence in the economy, could have a material adverse effect on values of residential real estate properties. The volume of mortgage origination, mortgage refinancing and residential real estate transactions is highly variable. The level of real estate transactions is primarily affected by the average price of real estate sales, the availability of funds to finance purchases, mortgage interest rates, consumer confidence in the economy and general economic factors affecting the real estate markets. Reductions in these transaction volumes could have a material adverse effect on Xome’s business, financial condition and results of operations.

We could have, appear to have or be alleged to have conflicts of interest with Xome.
Xome provides services to us which could create, appear to create or be alleged to create conflicts of interest. By obtaining services from a subsidiary, there is risk of possible claims of collusion or claims that such services are not provided by Xome upon market terms. We have adopted policies, procedures and practices, and engage an independent third party to conduct a pricing study to ensure that the fees charged are customary and reasonable. However, there can be no assurance that such measures will be effective in eliminating all conflicts of interest or that third parties will refrain from making such allegations.
Strategic
We may not be successful in implementing certain strategic initiatives.
Certain strategic initiatives, which are designed to improve our results of operations and drive long-term stockholder value, include:

•	attracting new customers through our purchase money loan originations channel which will require expanded products, technologies, teams and multi-channel marketing campaigns;

•	focusing on relevant originations product expansion and profitable new growth platforms;

•	increasing third-party business at Xome;

•	re-entering the field services business by Xome; and

•	balancing disciplined UPB growth while meeting target unit economics.
There is no assurance that we will be able to successfully implement these strategic initiatives and our efforts may be more expensive and time consuming than we expect, which could adversely affect our business, financial condition and results of operations.
Other Risks
Technology failures or cyber-attacks against us or our vendors could damage our business operations and new laws and regulations could increase our costs.
The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion (cyber-attack), computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our borrowers. Security breaches, acts of vandalism and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we or our vendors use to protect our borrowers’ personal information and transaction data. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the techniques used change frequently, are becoming more sophisticated and are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as hackers, terrorists, persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our reliance on telecommunication technologies (including mobile devices), the internet and use of web-based product offerings.
While we have implemented policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. A successful penetration or circumvention of the security of our or our vendors’ systems or a defect in the integrity of our or our vendors’ systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations.

In addition, increasing attention is being paid by the media, regulators and legislators to matters relating to cybersecurity, and regulators and legislators may enact laws or regulations regarding cybersecurity. For example, the New York Department of Financial Services has adopted regulations that are far-ranging in scope, including not only specific technical safeguards but also requirements regarding governance, incident planning, data management and system testing. New laws and regulations could result in significant compliance costs, which may adversely affect our cash flows.
Our capital investments in technology may not achieve anticipated returns.
Our business is becoming increasingly reliant on technology investments, and the returns on these investments are less predictable. We are currently making, and will continue to make, significant technology investments to support our service offering, implement improvements to our customer-facing technology, and evolve our information processes, and computer systems to more efficiently run our business and remain competitive and relevant to our customers. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. We must monitor and choose the right investments and implement them at the right pace. Failing to make the best investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition or results of operations.
We and our vendors have operations in India and/or the Philippines that could be adversely affected by changes in political or economic stability or by government policies.
We currently have operations located in India and we have reduced our costs by contracting with certain third parties with operations in India and the Philippines, although we plan to terminate our third-party relationships in the Philippines. These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. If we or our vendors had to curtail or cease operations in these countries and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as The Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.
Our vendor relationships subject us to a variety of risks.
We have significant vendors that, among other things, provide us with financial, technology and other services to support our businesses. With respect to vendors engaged to perform activities required by the applicable servicing criteria, we assess compliance with the applicable servicing criteria for the applicable vendor (or in certain cases require vendors to provide their own assessments and attestations) and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.
Our risk management policies and procedures may not be effective.
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market and interest rate risk, liquidity risk, cyber risk, regulatory, legal and reputational risk. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. As regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.
Negative public opinion could damage our reputation and adversely affect our business.

Reputational risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, foreclosures or evictions of elderly homeowners who default on reverse mortgages, technology failures, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, trading counterparties and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present in our organization.
Regulatory and Legal Risks
We operate within a highly regulated industry on a federal, state and local level, and our business results are significantly impacted by the laws and regulations to which we are subject.
As a national mortgage services firm, we are subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations significantly affect the way that we do business and can restrict the scope of our existing businesses and limit our ability to expand our product offerings or to pursue acquisitions, or can make our costs to service or originate loans higher, which could impact our financial results.
Regulatory requirements or changes to existing requirements that the BCFP may promulgate could require changes in our business, result in increased compliance and operational costs and impair the profitability of such business. For example, the BCFP adopted rules effective in August 2017 regarding mortgage servicing practices which require significant modifications and enhancements to our mortgage servicing processes and systems. In addition, in October 2017 the BCFP announced amendments to certain parts of the mortgage servicing rules which became effective in April 2018. Additionally, the BCFP issued a rule, effective in January 2018, amending Regulation C of the Home Mortgage Disclosure Act (“HMDA”) that greatly expands the scope of data required to be collected and reported for every loan application from approximately 23 to 48 data elements. These new requirements for gathering and submitting large amounts of data regarding loan applications to regulators and the public is complex. Thus, any inadvertent errors in our gathering or reporting the data could result in fines or penalties being levied by the BCFP or other regulators against us. In addition, the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), could be expanded and we could be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. The cumulative effect of these changes could result in a material impact on our earnings.
The implementation of the originations and servicing rules by the BCFP and the BCFP’s continuing examinations of our business could increase our regulatory compliance burden and associated costs and place restrictions on our operations, which could in turn adversely affect our business, financial condition and results of operations.
We could be subject to additional regulatory requirements or changes under the Dodd-Frank Act beyond those currently proposed, adopted or contemplated. There also continues to be discussion of potential GSE reform which would likely affect markets for mortgages and mortgage securities in ways that cannot be predicted. In addition, FHFA initiatives may be implemented by the GSEs that could materially affect the market for conventional and/or government insured loans.
In addition, under the Trump Administration, a level of heightened uncertainty exists with respect to the future of the Dodd-Frank Act and the BCFP. We cannot predict the specific legislative or executive actions that may result or what actions state regulators or enforcement agencies might take in response to changes to the federal regulatory environment. Such actions could impact the industry generally, could impact our relationships with other regulators and could limit our ability to reach acceptable resolution with the BCFP or other regulatory or enforcement agencies on outstanding investigations, examinations or reviews. Any changes in our current regulatory environment could create uncertainty and result in increasing legal and compliance costs.
Certain regulators took steps to block the acquisition of MSRs by one of our competitors. It is possible that we could become subject to similar actions with respect to our acquisition of MSRs or other key business operations such as entering into subservicing contracts, which could adversely affect our business, financial condition and results of operations.
We are subject to numerous legal proceedings, federal, state or local governmental examinations and enforcement investigations. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.

Legal Proceedings: We are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of our business. There is no assurance that the number of legal proceedings will not increase in the future, and it is possible that one or more class or mass actions may be certified against us. These legal proceedings range from actions involving a single plaintiff to putative class action lawsuits with potentially tens of thousands of class members. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and numerous other laws, including, but not limited to, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, National Housing Act, Homeowners Protection Act, Service Member’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, the Bankruptcy Code, False Claims Act and Making Home Affordable loan modification programs. Additionally, along with others in our industry, we are subject to repurchase and indemnification claims and may continue to receive claims in the future, regarding alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts or the servicing of mortgage loans securitizations. We are also subject to legal actions or proceedings related to loss sharing and indemnification provisions of our various acquisitions. Certain of the pending or threatened legal proceedings include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages.
Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, including punitive damages, penalties or other charges, or be subject to injunctive relief affecting our business practices, any or all of which could adversely affect our financial results. In particular, ongoing and other legal proceedings brought under state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position and results of operations. The costs of responding to the investigations can be substantial.
Regulatory Matters: Our business is subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies. We have historically had a number of open investigations with various regulators or enforcement agencies and that trend continues. We are currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, our financial reporting and other aspects of our businesses. These matters include investigations by the Bureau of Consumer Financial Protection, the SEC, the Executive Office of the United States Trustees, the Office of the Special Inspector General for the Troubled Asset Relief Program, the Department of Justice, the U.S. Department of Housing and Urban Development, the multistate coalition of mortgage banking regulators, and various State Attorneys General. We continue to progress towards resolution of certain legacy regulatory matters involving regulatory examination findings for alleged violations of certain laws related to our business practices. Several large mortgage originators or servicers have been subject to similar matters, which have resulted in the payment of fines and penalties, changes to business practices and the entry of consent decrees or settlements. We continue to manage our response to each matter, but it is not possible for us to confidently or reliably predict the outcome of any of them, including predicting any possible losses resulting from any judgments or fines.
On April 24, 2018, the BCFP notified us that, in accordance with the BCFP’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the BCFP’s Office of Enforcement is considering whether to recommend that the BCFP take enforcement action against us, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the BCFP before an enforcement action may be recommended or commenced. We are continuing to cooperate with the BCFP. There can be no assurance that the BCFP will not seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations. However, we believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential BCFP enforcement action. We have not recorded an accrual related to this matter as of September 30, 2018 as we do not believe a loss is probable. There is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

Responding to these matters requires us to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows. Adverse results in any of these matters could further increase our operating expenses and reduce our revenues, require us to change business practices, limit our ability to grow and otherwise materially and adversely affect our business, reputation, financial condition or results of operation. To the extent that an examination or other regulatory engagement reveals a failure by us to comply with applicable law, regulation or licensing requirement this could lead to (i) loss of our licenses and approvals to engage in our businesses, (ii) damage to our reputation in the industry and loss of client relationships, (iii) governmental investigations and enforcement actions, (iv) administrative fines and penalties and litigation, (v) civil and criminal liability, including class action lawsuits, and actions to recover incentive and other payments made by governmental entities, (vi) enhanced compliance requirements, (vii) breaches of covenants and representations under our servicing, debt or other agreements, (viii) inability to raise capital and (ix) inability to execute on our business strategy. Any of these occurrences could further increase our operating expenses and reduce our revenues, require us to change business practices and procedures and limit our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition or results of operation.
Moreover, regulatory changes resulting from the Dodd-Frank Act and other regulatory changes such as the BCFP having its own examination and enforcement authority and the “whistleblower” provisions of the Dodd-Frank Act could further increase the number of legal and regulatory enforcement proceedings against us. In addition, while we take numerous steps to prevent and detect employee misconduct, such as fraud, employee misconduct cannot always be deterred or prevented and could subject us to additional liability.
We establish reserves for pending or threatened litigation and regulatory matters when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Litigation and regulatory matters are inherently uncertain, and our estimates of loss are based on judgments and information available at that time. Our estimates may change from time to time for various reasons, including factual or legal developments in these matters. There cannot be any assurance that the ultimate resolution of our litigation and regulatory matters will not involve losses, which may be material, in excess of our recorded accruals or estimates of reasonably probable losses.
There are numerous federal, state and local laws and regulations in the mortgage industry.
Federal, state and local governments have recently proposed or enacted numerous laws, regulations and rules related to mortgage loans generally and loan modifications as well as foreclosure actions. These laws, regulations and rules may result in delays in the foreclosure process, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt and increased servicing advances.
Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing, originations and ancillary business and the fees we may charge. These regulations directly impact our business and require constant compliance, which includes enhancing our compliance program, procedures and controls, monitoring and internal and external audits. A failure in maintaining an effective compliance program or a material failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions, which could materially adversely affect our business, financial condition and results of operations.
In addition, there continue to be changes in legislation and licensing, which require technology changes and additional implementation costs for loan originators. We expect legislative changes will continue in the foreseeable future, which may increase our operating expenses.
Furthermore, there continue to be changes in state laws that are adverse to mortgage servicers that increase costs and operational complexity of our business and impose significant penalties for violation.
Any of these changes in law could adversely affect our business, financial condition and results of operations.

Unlike competitors that are national banks, we are subject to state licensing and operational requirements that result in substantial compliance costs.

Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all 50 states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary revenues, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.
Our business would be adversely affected if we lose our licenses.
Our operations are subject to regulation, supervision and licensing under numerous federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage servicing companies and mortgage originations companies such as us as well as regulating our ancillary service providers. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage originations company or third-party debt default specialist, title insurance agency, appraisal management company, licensed auctioneer, and other similar types of requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on certain practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. We are subject to periodic examination by state regulatory authorities.
We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local laws, rules, regulations and ordinances. We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could result in a default under our servicing or other agreements and have a material adverse effect on our operations. The states that currently do not provide extensive regulation of our businesses may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could adversely affect our business, financial condition and results of operations.
We may incur increased litigation costs and related losses if a borrower, or class of borrowers, challenges the validity of a foreclosure action or if a court overturns a foreclosure or if a loan we are servicing becomes subordinate to a Home Owners Association lien.
We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower or a class of borrowers under a variety of theories including, without limitation, standing, proper notice and statute of limitations. In addition, if a court rules that the lien of a Homeowners Association takes priority over the lien we service, we may incur legal liabilities and costs to defend such actions. If a court dismisses or overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the loan owner, a borrower, title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.
Residential mortgage foreclosure proceedings in certain states have been delayed due to lack of judicial resources and legislation, all of which could have a negative effect on our ability to liquidate loans timely and slow the recovery of advances and thus impact our earnings or liquidity.
In some states, such as New York, our industry has faced, and may continue to face, increased delays and costs caused by state law and local court rules and processes. In addition, California and Nevada have enacted Homeowner’s Bill of Rights legislation to establish mandatory loss mitigation practices for homeowners which cause delays in foreclosure proceedings. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our servicing advance facilities, or delay the recovery of advances, all or any of which could materially affect our earnings and liquidity and increase our need for capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (in thousands except Average Price Paid per Share)
Period	(a) Total Number of Shares (or Units) Purchased (in thousands)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1) (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
Predecessor
July 1 - 31, 2018	642	(1)	$18.27	642	$—

Successor
August 1 - 31, 2018	—		$—	—	$—
September 1 - 30, 2018	—		$—	—	$—
Total	642			642

(1) In July of 2018, approximately 642 thousand shares of common stock were surrendered at an average price of $18.27 per share to the Predecessor by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of restricted shares. As of the date of this report, we have no publicly announced plans or programs to repurchase our common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Amended and Restated Bylaws

On November 5, 2018, our Board of Directors (the "Board") adopted and approved, effective immediately, the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”) to, among other things:

•	change the voting standard for the election of directors from plurality voting to majority voting in uncontested elections;

•	update the advance notice provisions for director nominations and stockholder proposals;

•	update and clarify the requirements and procedures for stockholders to call a special meeting of stockholders;

•	update and clarify the requirements and procedures for stockholders to act by written consent;

•	provide the Board with the ability to postpone, adjourn or cancel a previously-scheduled meeting of stockholders;

•	clarify the powers of the chairman of a stockholder meeting with respect to the conduct of such meeting;

•	allow for emergency meetings of the Board with less than 24 hours’ notice; and

•	designate the Court of Chancery of the State of Delaware as the exclusive forum for certain actions and proceedings involving the Company (such provision, the “Exclusive Forum Provision”).

The Board determined that the adoption of the Exclusive Forum Provision is in the best interests of the Company and its stockholders because, among other reasons, it will limit the ability of plaintiffs in certain cases to forum shop, which can result in a court located outside of Delaware interpreting Delaware law, and to litigate in multiple jurisdictions, which can result in conflicting decisions by different courts and significant expense to the Company. While the Amended and Restated Bylaws, including the Exclusive Forum Provision, were effective upon approval by the Board on November 5, 2018, the Board intends to seek stockholder ratification of the Exclusive Forum Provision at the Company’s 2019 annual meeting of stockholders.

The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.2 and incorporated herein by reference.

Stockholder Proposal Deadline

The Board has established May 16, 2019 as the date of our 2019 Annual Stockholders Meeting (the "2019 Annual Meeting"). Since the date of the 2019 Annual Meeting is more than 30 calendar days from the anniversary date of our 2018 Annual Stockholders Meeting, we are informing our stockholders of the updated deadline for submitting any qualified stockholder proposal in accordance with the rules and regulations promulgated by the SEC and our Amended and Restated Bylaws. If a stockholder intends to nominate a candidate for election to the Board or to propose other business for consideration at the 2019 Annual Meeting to be included in our proxy statement relating to the 2019 Annual Meeting, our Corporate Secretary must receive the notice at our principal executive office no later than 5:00 p.m. Eastern Time on February 14, 2019, which we have determined to be a reasonable time before we expect to mail our proxy materials prior to the 2019 Annual Meeting. Any such proposal must also meet the requirements set forth in the Amended and Restated Bylaws and the rules and regulations of the SEC in order to be eligible for inclusion in the proxy materials for the 2019 Annual Meeting.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	001-14667	3.1	10/10/2018
3.2	Amended and Restated Bylaws.					X
4.1	Form of Stock Certificate.					X
4.2	Indenture, dated as of July 13, 2018, among Wand Merger Corporation (now known as Nationstar Mortgage Holdings Inc.) as Issuer, WMIH Corp. (now known as Mr. Cooper Group Inc.) as Parent Guarantor and Wells Fargo Bank, National Association as Trustee.	8-K	001-14667	4.1	07/13/2018
4.3	Supplemental Indenture No. 1, dated as of July 31, 2018, among Nationstar Mortgage Holdings Inc., the guarantors thereto and Wells Fargo Bank, National Association as Trustee.	8-K	001-14667	4.3	08/01/2018
4.4	(Third) Supplemental Indenture, dated as of July 31, 2018 among WMIH Corp. (now known as Mr. Cooper Group Inc.) as Guaranteeing Parent, Nationstar Mortgage LLC and Nationstar Capital Corporation, as the Issuers and Wells Fargo Bank, National Association, as Trustee.	8-K	001-14667	4.1	08/01/2018
4.5	(Second) Supplemental Indenture, dated as of July 31, 2018 among WMIH Corp. (now known as Mr. Cooper Group Inc.) as Guaranteeing Parent, Nationstar Mortgage LLC and Nationstar Capital Corporation, as the Issuers and Wells Fargo Bank, National Association, as Trustee.	8-K	001-14667	4.2	08/01/2018
10.1*	Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan.	8-K	001-35449	10.1	05/12/2016
10.2*	Amendment to the Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan.	8-K	001-14667	10.2	08/01/2018
10.3*	Form of Restricted Stock Unit Agreement for Employees under the Nationstar Mortgage Holdings Inc. Amended and Restated 2012 Incentive Compensation Plan.					X
10.4*	Restricted Stock Agreement between William C. Gallagher and WMIH Corp., dated as of July 30, 2018.	8-K	001-14667	10.3	08/01/2018
10.5*	Restrictive Covenant Agreement between William C. Gallagher and WMIH Corp., dated as of July 31, 2018.	8-K	001-14667	10.4	08/01/2018
10.6*	Restricted Stock Agreement between Thomas L. Fairfield and WMIH Corp., dated as of July 30, 2018.	8-K	001-14667	10.5	08/01/2018
10.7*	Restrictive Covenant Agreement between Thomas L. Fairfield and WMIH Corp., dated as of July 31, 2018.	8-K	001-14667	10.6	08/01/2018
31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*  Management Contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSTAR MORTGAGE HOLDINGS INC.

November 9, 2018	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

November 9, 2018	/s/ Amar R. Patel
Date	Amar R. Patel Chief Financial Officer (Principal Financial and Accounting Officer)