Form 10-K
period 2018-12-31
Mr. Cooper Group Inc.
filed 2019-03-11
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35449
_____________________________________________________________________________________________________________
Mr. Cooper Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-1653725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8950 Cypress Waters Blvd, Coppell, TX	75019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (469) 549-2000
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	The Nasdaq Stock Market
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                          Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12(b)-2 of the Exchange Act (check one)

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☒

Number of shares of common stock, $0.01 par value, outstanding as of February 28, 2019 was 90,832,802.

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $282,435,564 based on the closing sales price of $1.34 as reported on the Nasdaq Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

MR. COOPER GROUP INC.
ANNUAL REPORT ON FORM 10-K

GLOSSARY OF INDUSTRY TERMS

This glossary defines some of the industry terms that we use herein and does not represent a complete list of all defined terms used.

Advance Facility.  A secured financing facility backed by a pool of mortgage servicing advance receivables made by a servicer to a certain pool of mortgage loans.

Agency and Government Conforming Loan.  A mortgage loan that meets all requirements (loan type, maximum amount, LTV ratio and credit quality) for purchase by Fannie Mae, Freddie Mac, or insured by the FHA, USDA or guaranteed by the VA.

Asset-Backed Securities (ABS). A financial security whose income payments and value is derived from and collateralized (or “backed”) by a specified pool of underlying receivables or other financial assets.

Base Servicing Fee.  The servicing fee retained by the servicer, expressed in basis points, in an excess MSR arrangement in exchange for the provision of servicing functions on a portfolio of mortgage loans, after which the servicer and the co-investment partner share the excess fees on a pro rata basis.

Direct-to-consumer Originations.  A type of mortgage loan origination pursuant to which a lender markets refinancing and purchase money mortgage loans directly to selected consumers through telephone call centers, the Internet or other means.

Conventional Mortgage Loans.  A mortgage loan that is not guaranteed or insured by the FHA, the VA or any other government agency. Although a conventional loan is not insured or guaranteed by the government, it can still follow the guidelines of GSEs and be sold to the GSEs.

Correspondent Originations.  A type of mortgage loan origination pursuant to which a company purchases closed mortgage loans from correspondent lenders, such as community banks, credit unions, mortgage brokers and independent mortgage bankers.

Credit-Sensitive Loan.  A mortgage loan with certain characteristics such as low borrower credit quality, relaxed original underwriting standards and high LTV, which we believe indicates that the mortgage loan presents an elevated credit risk.

Delinquent Loan.  A mortgage loan that is 30 or more days past due from its contractual due date.

Department of Veterans Affairs (VA).  The VA is a cabinet-level department of the U.S. federal government, which guarantees certain home loans for qualified borrowers.

Excess Servicing Fees.  In an excess MSR arrangement, the servicing fee cash flows on a portfolio of mortgage loans after payment of the base servicing fee.

Excess Spread.  MSRs with a co-investment partner where the servicer receives a base servicing fee and the servicer and co-investment partner share the excess servicing fees. This co-investment strategy reduces the required upfront capital from the servicer when purchasing or investing in MSRs.

Federal National Mortgage Association (Fannie Mae or FNMA).   FNMA was federally chartered by Congress in 1938 to support liquidity, stability, and affordability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold. Fannie Mae buys mortgage loans from lenders and resells them as mortgage backed securities in the secondary mortgage market.

Federal Housing Administration (FHA).  The FHA is a U.S. federal government agency within the Department of Housing and Urban Development (HUD). It provides mortgage insurance on loans made by FHA-approved lenders in compliance with FHA guidelines throughout the United States.

Federal Housing Finance Agency (FHFA). A U.S. federal government agency that is the regulator and conservator of Fannie Mae and Freddie Mac and the regulator of the 12 Federal Home Loan Banks.

1 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).  Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage markets and expand opportunities for homeownership and affordable rental housing. Freddie Mac participates in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities.

Government National Mortgage Association (Ginnie Mae or GNMA).  GNMA is a self financing, wholly-owned U.S. Government corporation within HUD. Ginnie Mae guarantees the timely payment of principal and interest on MBS backed by federally insured or guaranteed loans - mainly loans insured by the FHA or guaranteed by the VA. Ginnie Mae securities are the only MBS to carry the full faith and credit guarantee of the U.S. federal government.

Government-Sponsored Enterprise (GSE).  Certain entities established by the U.S. Congress to provide liquidity, stability and affordability in residential housing. These agencies are Fannie Mae, Freddie Mac and the 12 Federal Home Loan Banks.

Home Affordable Modification Program (HAMP).  A U.S. federal government program designed to help eligible homeowners avoid foreclosure through mortgage loan modifications. Participating servicers may be entitled to receive financial incentives in connection with loan modifications they enter into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification.

Home Affordable Refinance Program (HARP).  A U.S. federal government program designed to help eligible homeowners refinance their existing mortgage loans. The mortgage must be owned or guaranteed by a GSE, originated during a defined time period, and applicants must be up-to-date on their mortgage payments but unable to obtain refinancing because the value of their homes has declined.

 Interest Rate Lock Commitments (IRLC). Agreements under which the interest rate and the maximum amount of the mortgage loan are set prior to funding the mortgage loan.

Loan Modification.  Temporary or permanent modifications to the interest rate, amortization period and term of the borrower’s original mortgage loan. Loan modifications are usually made to loans that are in default, or in imminent danger of defaulting.

Loan-to-Value Ratio (LTV).  The UPB of a mortgage loan as a percentage of the total appraised or market value of the property that secures the loan. An LTV over 100% indicates that the UPB of the mortgage loan exceeds the value of the property.

Loss Mitigation.  The range of servicing activities provided by a servicer in an attempt to minimize the losses suffered by the owner of a defaulted mortgage loan. Loss mitigation techniques include short-sales, deed-in-lieu of foreclosures and loan modifications, among other options.

Mortgage-Backed Securities (MBS). A type of asset-backed security that is secured by a group of mortgage loans.

Mortgage Servicing Right (MSR).  The right and obligation to service a loan or pool of loans and to receive a servicing fee as well as certain ancillary income. MSRs may be bought and sold, resulting in the transfer of loan servicing obligations. MSRs are designated as such when the benefits of servicing the loans are expected to adequately compensate the servicer for performing the servicing.

Mortgage Servicing Liability (MSL). The right and obligation to service a loan or pool of loans and to receive a servicing fee as well as certain ancillary income. MSLs may be bought and sold, resulting in the transfer of loan servicing obligations. MSLs are designated as such when the benefits of servicing the loans are not expected to adequately compensate the servicer for performing the servicing.

Non-Conforming Loan.  A mortgage loan that does not meet the standards of eligibility for purchase or securitization by Fannie Mae, Freddie Mac or Ginnie Mae.

Originations.  The process through which a lender provides a mortgage loan to a borrower.

  Prepayment Speed.  The rate at which voluntary mortgage prepayments occur or are projected to occur. The statistic is calculated on an annualized basis and expressed as a percentage of the outstanding principal balance.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 2

Primary Servicer.  The servicer that owns the right to service a mortgage loan or pool of mortgage loans. This differs from a subservicer, which has a contractual agreement with the primary servicer to service a mortgage loan or pool of mortgage loans in exchange for a subservicing fee.

Prime Mortgage Loan.  Generally, a high-quality mortgage loan that meets the underwriting standards set by Fannie Mae or Freddie Mac and is eligible for purchase or securitization in the secondary mortgage market. Prime Mortgage loans generally have lower default risk and are made to borrowers with excellent credit records and a monthly income at least three to four times greater than their monthly housing expenses (mortgage payments plus taxes and other debt payments) as well as significant other assets. Mortgages not classified as prime mortgage loans are generally called either sub-prime or Alt-A.

Private Label Securitizations. Securitizations that do not meet the criteria set by Fannie Mae, Freddie Mac or Ginnie Mae.

Real Estate Owned (REO).  Property acquired by the servicer on behalf of the owner of a mortgage loan or pool of mortgage loans, usually through foreclosure or a deed-in-lieu of foreclosure on a defaulted loan. The servicer or a third party real estate management firm is responsible for selling the REO. Net proceeds of the sale are returned to the owner of the related loan or loans. In most cases, the sale of REO does not generate enough to pay off the balance of the loan underlying the REO, causing a loss to the owner of the related mortgage loan.

Refinancing.  The process of working with existing borrowers to refinance their mortgage loans. By refinancing loans for borrowers we currently service, we retain the servicing rights, thereby extending the longevity of the servicing cash flows.

Reverse Mortgage. A reverse mortgage, also referred to as a home equity conversion mortgage, enables seniors to borrow against the value of their home, and no payment of principal or interest is required until the death of the borrower or the sale of the home.

Servicing.  The performance of contractually specified administrative functions with respect to a mortgage loan or pool of mortgage loans. Duties of a servicer typically include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic monthly statements to the borrower and monthly reports to the loan owners or their agents and managing insurance. A servicer is generally compensated with a specific fee outlined in the contract established prior to the commencement of the servicing activities.

     Servicing Advances.  In the course of servicing loans, servicers are required to make advances that are reimbursable from collections on the related mortgage loan or pool of loans. There are typically three types of servicing advances: P&I advances, T&I Advances and Corporate Advances. (i) P&I advances cover scheduled payments of principal and interest that have not been timely paid by borrowers. P&I Advances serve to facilitate the cash flows paid to holders of securities issued by the residential MBS trust. The servicer is not the insurer or guarantor of the MBS and thus has the right to cease the advancing of P&I, when the servicer deems the next advance nonrecoverable. (ii) T&I advances pay specified expenses associated with the preservation of a mortgaged property or the liquidation of defaulted mortgage loans, including but not limited to property taxes, insurance premiums or other property-related expenses that have not been timely paid by borrowers in order for the lien holder to maintain its interest in the property. (iii) Corporate advances pay costs, fees and expenses incurred in foreclosing upon, preserving defaulted loans and selling REO, including attorneys’ and other professional fees and expenses incurred in connection with foreclosure and liquidation or other legal proceedings arising in the course of servicing the defaulted mortgage loans. Servicing advances are reimbursed to the servicer if and when the borrower makes a payment on the underlying mortgage loan at the time the loan is modified or upon liquidation of the underlying mortgage loan. The types of servicing advances that a servicer must make are set forth in its servicing agreement with the owner of the mortgage loan or pool of mortgage loans. In some instances, a servicer is allowed to cease Servicing Advances, if those advances will not be recoverable from the property securing the loan.

Subservicing.  Subservicing is the process of outsourcing the duties of the primary servicer to a third party servicer. The third party servicer performs the servicing responsibilities for a fee and makes servicing advances, which are subsequently reimbursed by the primary servicer. The Servicer is contractually liable to the owner of the loans for the activities of the subservicer.

Unpaid Principal Balance (UPB).  The amount of principal outstanding on a mortgage loan or a pool of mortgage loans. UPB is used together with the servicing fees and ancillary income as a means of estimating the future revenue stream for a servicer.

3 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

 Warehouse Facility.  A type of facility used to temporarily finance mortgage loan originations. Pursuant to a warehouse facility, a loan originator typically agrees to transfer to a counterparty certain mortgage loans against the transfer of funds by the counterparty, with a simultaneous agreement by the counterpart to transfer the loans back to the originator at a date certain, or on demand, against the transfer of funds from the originator.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 4

PART I.
Item 1. Business
The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Caution Regarding Forward-Looking Statements” in Item 1. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

OVERVIEW
Mr. Cooper Group Inc., including our consolidated subsidiaries (collectively, “Mr. Cooper”, the “Company”, “we”, “us” or “our”), earns fees through the delivery of servicing, origination and transaction based services related primarily to single-family residences throughout the United States.

Mr. Cooper, which was previously known as WMIH Corp. (“WMIH”), is a corporation duly organized and existing under the laws of the State of Delaware since May 11, 2015. On July 31, 2018, Wand Merger Corporation, a wholly-owned subsidiary of WMIH (“Merger Sub”), merged with and into Nationstar Mortgage Holdings Inc. (“Nationstar”), with Nationstar continuing as a wholly-owned subsidiary of WMIH (the “Merger”). Prior to the Merger, WMIH had limited operations other than its reinsurance business that operated in runoff mode and focused on identifying and consummating an accretive acquisition transaction across a broad array of industries, with a primary focus on the financial institutions sector. As a result of the Merger, shares of Nationstar common stock were delisted from the New York Stock Exchange. Following the Merger closing, the combined company traded on NASDAQ under the ticker symbol “WMIH” until October 10, 2018, when WMIH changed its name to “Mr. Cooper Group Inc.” and its ticker symbol to “COOP.”

We are one of the largest residential loan servicers in the United States. In addition, we operate an integrated residential loan origination platform with a primary focus on customer retention and an array of complementary services related to the purchase and disposition of residential real estate.

Our success ultimately depends on working with customers, investors and regulators to deliver quality, compliant solutions that foster and preserve home ownership. Customers include most residential real estate market participants including homeowners, homebuyers, home sellers, investors and real estate agents. Investors primarily include government sponsored entities (“GSE”) such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and the Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”), investors in private-label securitizations, the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), as well as organizations owning mortgage servicing rights (“MSR”) which engage us to subservice. We are regulated both at the Federal and individual state levels.

BUSINESS SEGMENTS
We conduct our operations through three operating segments: Servicing, Originations and Xome®.

“Predecessor” financial information in the Business Segments relates to Nationstar, and “Successor” financial information relates to Mr. Cooper. The financial results for the years ended December 31, 2017 and 2016 reflect the results of the Predecessor entity for that time period. With respect to the year ended December 31, 2018, we have presented our results on a “combined” basis by combining the results of the Predecessor for the seven months ended July 31, 2018 with the results of the Successor for the five months ended December 31, 2018. Although the separate financial results of the Predecessor for the seven months ended July 31, 2018 and the Successor for the five months ended December 31, 2018 are each separately presented under generally accepted accounting principles (“GAAP”) in the United States, the combined results reported reflect non-GAAP financial measures, because a different basis of accounting was used with respect to the financial results for the Predecessor as compared to the financial results of the Successor. We have not provided a reconciliation of the financial metrics reflected under the “combined” basis as such reconciliation cannot be provided without unreasonable effort as a result of this accounting variance.

Servicing
As of December 31, 2018, we served approximately 3.3 million customers with an aggregate unpaid principal balance (“UPB”) of approximately $548 billion. We are the largest non-bank servicer and third largest residential mortgage servicer in the United States according to Inside Mortgage Finance in the fourth quarter of 2018. During 2018, on a combined basis, we boarded $121 billion UPB of loans with $60 billion of UPB related to subservicing.

We service loans on behalf of investors or owners of the underlying mortgages, and because we do not generally hold loans for investment purposes, our loss exposure is limited to investor guidelines regarding the servicing of delinquent loans. We have exposure to credit risk to the extent we are required to make servicing advances or in certain circumstances, with Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) or Department of Veterans Affairs (“VA”) loans. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio.

The chart below sets forth the portfolio mix between serviced, subserviced and reverse loans as of December 31, 2016, 2017 and 2018.

Forward servicing
We own the right to service loans owned by investors, which typically result from bulk acquisitions, flow agreements, or the sale and securitization of loans we originate. Where we own the right to service loans, we recognize an MSR asset in our consolidated financial statements and have elected to mark this portfolio to fair value each quarter. Servicing activities for owned MSRs include the collection and recording of mortgage payments, the administration of mortgage escrow accounts, negotiations of workouts and modifications and, if necessary, conducting or managing the foreclosure (real estate owned or “REO”) on behalf of investors or other servicers. We primarily generate recurring revenue through contractual fees earned from our MSRs, which are a stated percentage of the UPB of current performing loans earning interest income on float related to collecting and remitting payments and ancillary revenues (e.g., modification fees, late fees, incentive fees). As the MSR owner, we are, in several instances, obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments when the mortgage loan borrower has failed to make the scheduled payments and to cover foreclosure costs and various other items that are required to preserve the assets being serviced. These servicer advance obligations require significant capital and liquidity in order to fund the advances until we are contractually authorized to reimburse ourselves for the advances from the loan investor.

Servicing revenues are intended to cover the costs and operating risks associated with MSR ownership, which include carrying costs associated with advances to pay taxes, insurance and foreclosure costs and also include costs incurred as a result of potential operational errors.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 6

Subservicing
We service loans on behalf of our clients who own the underlying servicing rights. In these cases, since we do not own the right to service the loan, we do not recognize an asset in our consolidated financial statements. We primarily generate revenue based upon a stated fee per loan that varies based on the loan’s delinquency status. Subservicing fee revenue is generally less than the servicing fee received by the owner of the MSR; however, subservicing loans reduces the interest rate exposure and related revenue volatility from MSR fair value changes and eliminates compensating interest expense and payoff-related costs. As a subservicer, we may be obligated to make servicing advances; however, advances and other incurred costs are generally lower compared to owned MSR portfolios, and recovery times are substantially faster, often within the following month. Capital requirements for subservicing arrangements are lower than for owned MSRs. Additionally, our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships as those risks are retained by the owner of the MSR.

In 2018, we continued to expand our subservicing portfolio by boarding $60 billion UPB of subservicing, which contributed approximately 50% of the total UPB boarded during 2018, on a combined basis. We believe the expansion of subservicing operations allows us to leverage the scale of our technology and labor capital to provide cost effective servicing to customers while limiting the use of cash resources, thereby producing a higher return on equity. Certain subservicing agreements also provide a flow of new loans to help replenish and grow our own serviced portfolio.

Reverse servicing
Included within owned MSRs are the rights to service reverse residential mortgage loans acquired from third parties through our Champion Mortgage® brand. Our reverse portfolio includes loans in Ginnie Mae and private-label securitizations, as well as unsecuritized reverse loans held by investors, such as Fannie Mae. A servicing fee is earned based on the stated service fee rate or net interest margin of home equity conversion mortgage (“HECM”) backed securities of the reverse portfolio. As a servicer, we are required to fund advances on the reverse loans up to the maximum claim amount. These advances include borrower draws and advances to cover taxes, insurance, mortgage insurance premiums and interest payments. Recovery of advances and collection of servicing fees generally occurs upon a transfer of ownership in the underlying collateral. Due to the structure of reverse mortgages, we securitize substantially all draws on reverse mortgage loans through the Ginnie Mae II MBS program or through private-label securitizations. Our reverse portfolio accounted for 5.2% of our total servicing UPB as of December 31, 2018.

7 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The majority of loans we serviced are for GSEs, followed by Ginnie Mae and private-label investors in mortgage securitization transactions. The chart below sets forth the composition of our servicing portfolio ending UPB by investor group as of December 31, 2016, 2017 and 2018.

Our servicing portfolio includes both conventional residential mortgage loans and home equity conversion loans, referred to as “forward” and “reverse” loans, respectively. Although we own the mortgage servicing rights for the majority of these loans, we also act as master servicer on certain portfolios and subservicer on certain portfolios for which the servicing rights are owned by a third party.

Focus on the Customer
We are focused on providing quality service to our customers and building strong, lasting relationships. For each loan we service, we utilize a customer-centric model designed to increase borrower performance and to decrease borrower delinquencies. Keys to this model include frequent borrower interactions and utilization of multiple loss mitigation strategies particularly in the early stages of default. We train our customer service representatives to find solutions that work for homeowners when circumstances allow. We believe this commitment to continued home ownership helps preserve neighborhoods and home values and improves asset performance for our investors.

We are highly experienced in loan modifications and aim to avoid foreclosures. Between 2010 and 2013, the Predecessor acquired distressed portfolios from banks who were not equipped to service such highly delinquent portfolios. The unprecedented levels of delinquencies and defaults of residential real estate loans after the financial crisis at that time required varying degrees of loss mitigation activities. We have made, and continue to make, significant efforts to help borrowers remain in their homes and view foreclosure typically as a last result. In 2018, our customer outreach initiatives resulted in 7,467 Home Affordable Refinance Program (“HARP”) refinancings and modifications, on a combined basis, resulting in cost savings to customers averaging $1,295 per year. These initiatives contributed to lower loan delinquency rates exceeding 60 days from 3.4% in 2017 to 2.2% in 2018. Our special servicing capabilities, coupled with our acquisition and transfer of conventional MSRs and subservicing, have resulted in a decline in delinquency rates in our portfolio.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 8

The mortgage experience is often complex, but we aim to take a leadership role in the industry by putting customers first and preserving homeownership. We have strengthened the composition of our leadership team and altered incentive programs over the past four years to emphasize the importance of teamwork, compliance and a customer-centric approach. In 2018, we launched a design thinking initiative to develop mobile-friendly solutions that reimagine the experience of homeownership for customers.

Originations
Our Originations segment provides refinance opportunities to our existing servicing customers through our direct-to-consumer platform and purchases loans from originators through our correspondent channel. According to Inside Mortgage Finance, we were the 16th largest overall mortgage loan originator, funding $21 billion for the year ended December 31, 2018, on a combined basis. We generate revenue through gain-on-sale and fees associated with originating and selling mortgage loans sourced through our direct-to-consumer and correspondent channels. We originate and purchase conventional mortgage loans conforming to the underwriting standards of the GSEs, which we collectively refer to as Agency loans. We also originate and purchase government-insured mortgage loans, which are insured by the FHA, VA and USDA.

We believe our integrated origination platform provides us with competitive advantages, including an organic source of servicing assets at attractive returns. The platform also serves as a loss mitigation solution for servicing clients and customers by offering refinancing options to borrowers thereby allowing them to lower their monthly payments which in turn may lower their risk of defaulting.

We utilize warehouse facilities to fund originated loans. After we sell originated mortgage loans to secondary market investors, we generally retain the servicing rights on mortgage loans sold. The mortgage loans are typically sold within 30 days of origination in order to both mitigate credit risk and minimize the capital required. The majority of our mortgage loans were sold to, or were sold pursuant to, programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae.

We are committed to providing our customers with the tools and resources they need to be successful in today’s marketplace. We are focused on increasing conversion rates (i.e., recapture) on our existing servicing portfolio and expanding our correspondent channel through growing our third-party origination businesses. We have continued to diversify our origination business in order to be successful in multiple market scenarios by offering different products. We believe we can originate these products profitably and with acceptable levels of risk. We expect to continue to make investments towards acquiring new customers through various outbound marketing initiatives and expanding the purchase recapture business by focusing on existing customers who are looking to purchase a new home.

9 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The chart below sets forth the originations funded volume for the years ended December 31, 2016, 2017 and 2018.
Direct-to-Consumer Channel
We originate loans directly with borrowers through our direct-to-consumer channel. This channel utilizes our call centers and our originations websites to reach our existing 3.3 million servicing customers who may benefit from a new mortgage. Depending on borrower eligibility, we will refinance existing loans into conventional, government or non-Agency products. Through lead campaigns and direct marketing, the direct-to-consumer channel seeks to convert leads into loans in a cost-efficient manner. We earn an upfront fee for processing the loan application which covers the costs of securing the loan application and underwriting.

Our direct-to-consumer channel represented 48.1% of our mortgage originations for the year ended December 31, 2018, on a combined basis. The Predecessor direct-to-consumer channel represented 66.3% and 69.9% of mortgage originations for the years ended December 31, 2017 and 2016, respectively. Pull through adjusted lock volume for this channel totaled $9.7 billion in 2018 on a combined basis, and $11.3 billion and $13.7 billion in 2017 and 2016 for the Predecessor, respectively.

Correspondent Channel
We purchase closed mortgage loans from community banks, credit unions, mortgage brokers and independent mortgage bankers. We primarily generate revenue from the receipt of underwriting fees from correspondents earned on a per-unit loan basis, as well as the gain on sale of loans sold into the secondary market.

Our correspondent channel represented 51.9% of our mortgage originations for the year ended December 31, 2018. The Predecessor correspondent channel represented 33.7% and 30.1% of mortgage originations for the years ended December 31, 2017 and 2016, respectively. Pull through adjusted lock volume for this channel totaled $10.5 billion in 2018 on a combined basis, and $6.4 billion and $6.7 billion in 2017 and 2016 for the Predecessor, respectively.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 10

Xome
The Xome (pronounced “Zome”) segment is a leading provider of technology and data-enhanced solutions to banks, non-banks, investment companies, and GSEs engaged in the origination, investment, and/or servicing of mortgage loans, as well as to home buyers, home sellers, real estate professionals mortgage professionals, and real estate investors. Today our business is primarily generated through clients in the mortgage refinance and servicing sectors; however, we plan to grow non-default and non-refinance transactions through a variety of strategies and offerings tailored to the needs of clients outside these core segments.

Xome’s operations are comprised of Exchange, Services and Data/Technology.

Exchange is a national technology-enabled platform that manages and sells residential properties through our Xome.com website. This platform leverages our proprietary auction technology and was designed to increase transparency, reduce fraud risk and provide better execution for property sales as evidenced by generally higher sales price and lower average days to sell compared to traditional sales. In the last three years, on a combined basis, Xome Exchange has sold approximately 40,000 properties. Core services include traditional non-distressed sales, REO auctions, short sales and foreclosure trustee sales.

Services connects the major touch points of the real estate transactions process by providing title, escrow, collateral valuation and field services for purchase, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Over the last three years, on a combined basis, Xome Services has completed approximately 945,000 title and close orders, 809,000 collateral valuation orders and 433,000 property reports. In 2018, we acquired Assurant Mortgage Solutions, which drove significant growth in third-party revenues.

Data/Technology contains a diversified set of businesses including Xome Analytics (primarily multiple listing service (“MLS”) data and analytics). Quantarium (artificial intelligence powered valuation and other real estate data and analytics), and Xome Signings (technology enabled notary services). Xome Analytics provides aggregation, standardization and licensing for one of the nation’s largest set of MLS, public records and neighborhood demographic data. Quantarium is an artificial intelligence company which has developed a sophisticated machine based property valuation model and built one of the largest real estate data lakes in the US. Quantarium serves clients in both the mortgage and real estate sectors.

2019 Core Initiatives
Below are our core initiatives for 2019.

•	Improve profitability, as measured by return on tangible common equity

•	Improve predictability and consistency of results by reducing the sensitivity of the Company’s financial results to interest rates

•	Reduce the Company’s financial leverage

•	Improve the Company’s efficiency by implementing cost-savings programs in all segments including corporate overhead

•	Continue to improve service quality to our customers and maintain a low level of complaints

•
Expand production volumes through continued improvements in our ability to recapture refinances of existing customers and enhancements to our correspondent and wholesale channels, including integrating the acquisition of Pacific Union Financial, LLC, which was completed in February 2019

•	Continue to grow our servicing portfolio

•	Improve Xome’s profitability by expanding third-party relationships, cutting costs and integrating the acquisition of Assurant Mortgage Solutions

Competition
Our Servicing segment primarily competes against large financial institutions and non-bank servicers. Some of our biggest competitors are large banks, which include Wells Fargo Home Mortgage, Chase Home Finance and Bank of America. Non-bank servicers continue to play an increasingly important role in the mortgage industry, and we compete with companies such as Quicken Loans, Freedom Mortgage, Ocwen Financial Corporation, Ditech Financial and PennyMac Financial Services among others.

The subservicing market in which we operate is also highly competitive. We compete with non-bank servicers, such as Cenlar FSB, Dovenmuehle Mortgage, Inc. and LoanCare, and we face competition related to subservicing pricing and service delivery. Our competitive position is also dependent on our continued ability to demonstrate compliance with local, state, federal and investor regulations or requirements and to improve technology and processes while controlling our costs to maintain competitive pricing. Finally, we manage the risk of declining subservicing units due to payoffs by entering into new arrangements and executing our portfolio retention initiatives to grow our subservicing portfolio.

11 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Our Originations segment competes based on product offerings, rates, fees and customer service. In recent years, more restrictive loan underwriting standards and the widespread elimination of certain non-conforming mortgage products throughout the industry have resulted in a more homogeneous product offering, which has increased competition across the industry for mortgage originations. The industry is also presented with heightened challenges and costs associated with the increasingly complex regulatory compliance environment.

Many of our Originations competitors are commercial banks or savings institutions. These financial institutions typically have access to greater financial resources, have more diverse funding sources with lower funding costs, are less reliant on the sale of mortgage loans into the secondary markets to maintain their liquidity, and may be able to participate in government programs in which we are unable to participate because we are not a state or federally chartered depository institution, all of which places us at a competitive disadvantage.

Our primary competitive strength flows from our ability to market our products to our existing servicing portfolio. Our origination capabilities also provide a significant advantage compared to other subservicers. Our Originations segment is highly dependent on our customer relationships. Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the significant market share of the largest competitors, along with the continual need to invest in technology in order to reduce operating costs while maintaining compliance with more restrictive underwriting standards and dynamic regulatory requirements. Our ability to win new clients and maintain existing customers is largely driven by the level of customer service we provide and our ability to comply and adapt to an increasingly complex regulatory environment.

Competitive factors in the Xome segment include the quality and timeliness of our services, the size and competence of our network of vendors, the breadth of the services we offer, the quality of the technology-based application or service and pricing. Based on our knowledge of the industry and competitors, we also believe that no single competitor offers the range of solutions we are able to offer.

The industry verticals in which the Xome segment engages are highly competitive and generally consist of a few national companies, as well as a large number of regional, local and in-house providers, resulting in a fragmented market with disparate service offerings. Our Exchange unit competes with national and regional third-party service providers and in-house servicing operations of large mortgage lenders and servicers. We also compete with companies providing online real estate auction services and real estate brokerage firms. Our Data/Technology unit competes with data processing and software development companies and in-house technology and software operations of other loan servicers. In addition, our customers retain multiple providers and continuously evaluate our performance against various other competitors.

Employees
As of December 31, 2018, we had approximately 8,500 employees, none of which were subject to a collective bargaining agreement. We believe our future success will depend, in part, on our continuing ability to attract, hire and retain skilled and experienced personnel.

Additional Information
To learn more about Mr. Cooper Group Inc., please visit our website at www.mrcoopergroup.com. From time to time, we use our website as a channel of distribution of material company information. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) available free of charge under the Investor Information section of our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our reports, proxy and information statements and other information filed electronically with the SEC can also be accessed at www.sec.gov.

Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics, and charters for the standing committees of our Board of Directors are available on our website. Any information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 12

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, core initiatives, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. When used in this discussion, the words “anticipate,” “appears,” “believe,” “foresee,” “intend,” “should,” “expect,” “estimate,” “project,” “plan,” “may,” “could,” “will,” “are likely” and similar expressions are intended to identify forward-looking statements. These statements involve predictions of our future financial condition, performance, plans and strategies, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, and we are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to maintain or grow our originations volume;

•	our ability to recapture voluntary prepayments related to our existing servicing portfolio;

•	our shift in the mix of our servicing portfolio to subservicing, which is highly concentrated;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient liquidity and capital to operate our business;

•	changes in prevailing interest rates;

•	our ability to finance and recover costs of our reverse servicing operations;

•	our ability to successfully implement our strategic initiatives;

•	our ability to realize anticipated benefits of the Merger and other acquisitions, including Assurant;

•	our ability to use net operating loss carryforwards and other tax attributes;

•	changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	Xome’s ability to compete in highly competitive markets;

•	our ability to pay down debt;

•	our ability to manage legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs;

•	our ability to prevent cyber intrusions and mitigate cyber risks; and

•	our ability to maintain our licenses and other regulatory approvals

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this report for further information on these and other factors affecting our business.

13 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Item 1A. Risk Factors

You should carefully consider the following risk factors together with all of the other information included in this report, including the financial statements and related notes, when deciding to invest in us. The risks and uncertainties described below could materially adversely affect our business, financial condition and results of operations in future periods and are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Financial Reporting, Credit and Liquidity Risks

We may be unable to obtain sufficient capital to operate our business.
Our financing strategy includes the use of significant leverage because, in order to make servicing advances and fund originations, we require liquidity in excess of our equity, capital and that generated by our operations. Accordingly, our ability to finance our operations depends on our ability to secure financing on acceptable terms and to renew and/or replace existing financings as they expire. These financings may not be available on acceptable terms or at all. If we are unable to obtain these financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds.

We are generally required to renew a significant portion of our debt financing arrangements each year, which exposes us to refinancing and interest rate risks. Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including:

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
As of December 31, 2018, the aggregate principal amount of our unsecured senior notes was $2,498. Although we and our subsidiaries have substantial indebtedness, we believe we have the ability to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. These agreements generally restrict us and our restricted subsidiaries from incurring additional indebtedness; however, these restrictions are subject to important exceptions and qualifications. If we incur additional debt, the related risks could be magnified and could limit our financial and operating activities.

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

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 14

In addition, our substantial level of indebtedness could limit our ability to obtain financing or additional financing on acceptable terms to fund future acquisitions, working capital, capital expenditures, debt service requirements, general corporate and other purposes, which could have a material adverse effect on our business and financial condition. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors outside of our control. Our substantial obligations could have other important consequences. For example, our failure to comply with the restrictive covenants in the agreements governing our indebtedness, which limit our ability to incur liens, to incur debt and to sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our bankruptcy.

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

•	an increase in interest rates could also adversely affect our production margins due to increased competition among originators;

Xome:

•
a substantial and sustained increase in prevailing interest rates could adversely affect the loan origination volumes of Xome’s clients since refinancing and purchase loans would be less attractive to borrowers, which would in turn adversely impact Xome Services’ valuation and title order volume;

•	an increase in interest rates could adversely affect Xome Exchange’s property sales, particularly non-distressed sales, as financing may become less attractive to borrowers;

Other:

•
an increase in interest rates would increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and loan originations and for borrowing for acquisitions; and

•	a decrease in interest rates could reduce our earnings from our custodial deposit accounts.

Any of the foregoing could adversely affect our business, financial condition and results of operations.

15 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

We use financial models that rely heavily on estimates in determining the fair value of certain assets and liabilities, such as MSRs and excess spread, and if our estimates or assumptions prove to be incorrect, it may affect our earnings.
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

If these assumptions or relationships prove to be inaccurate, if market conditions change or if errors are found in our models, the value of certain assets may decrease or the value of certain liabilities could increase, which could impact our ability to satisfy minimum net worth covenants and borrowing conditions in our debt agreements and adversely affect our business, financial condition or results of operations.

We may not realize all of the anticipated benefits of strategic transactions, including the Merger, other previous or potential acquisitions and dispositions.
Our ability to realize the anticipated benefits of the Merger, the Assurant Mortgage Solutions acquisition or other previous or potential acquisitions, including the acquisition of assets, will depend, in part, on our ability to scale-up to appropriately service these assets and integrate the businesses of the acquired companies with our business.

The risks associated with acquisitions include, among others:

•	unknown or contingent liabilities;

•	unanticipated issues in integrating information, management style, controls and procedures, servicing practices, communications and other systems including information technology systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	not retaining key employees or clients; and

•	inaccuracy of valuation and/or operating assumptions supporting our purchase price.

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

The risks associated with disposition include, among other things:

•	difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner;

•	destabilization of the applicable operations;

•	loss of key personnel;

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 16

•	ability to obtain necessary governmental or regulatory approvals;

•	post-disposal disputes and indemnification obligations;

•	access by purchasers to certain of our systems and tools during transition periods;

•	the migration of data and separation of systems; and

•	data privacy matters

We can provide no assurances that we will enter into any such agreements or as to the timing of any potential strategic transactions. The strategic transaction process may disrupt our business including diverting management’s attention from ongoing business concerns. We also may not realize all of the anticipated benefits of potential future strategic transactions, which could adversely affect our business, financial condition and results of operations.

We may not be able to fully utilize our net operating loss (“NOL”) and other tax carry forwards.
As of December 31, 2012, we had U.S. federal NOLs of approximately $7.5 billion, of which approximately $6.0 billion was allocated to the portion of 2012 after the ownership change described below, that, if unused, will begin to expire in 2031. We believe that, as of December 31, 2018, we had federal NOLs of approximately $6.3 billion, of which $6.1 billion were not subject to limitation under Section 382 (“Section 382”) of the United States Internal Revenue Code of 1986, as amended (the “Code”). Our ability to utilize NOLs and other tax carry forwards to reduce taxable income in future years could be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carry forwards prior to their expiration and/or the Internal Revenue Service (“IRS”) challenges that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of Federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not challenge the use of all or any portion of the NOLs.  Although we have certain transfer restrictions in place under our Certificate of Incorporation, our Board could issue additional shares of stock or permit or effect future conversions, amendments or redemptions of our stock, which, depending on their magnitude, could result in ownership changes that would trigger the imposition of additional limitations on the utilization of our NOLs under Sections 382 and 383 of the Code. In an attempt to minimize the likelihood of an additional ownership change occurring, our Certificate of Incorporation contains transfer restrictions limiting the acquisition (and disposition) of our stock or any other instrument treated as stock for purposes of Section 382 by persons or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 owning (actually or constructively), or who would own as a result of the transaction, 4.75% of the total value of our stock (including any other interests treated as stock for purposes of Section 382). Nevertheless, it is possible that we could undergo an ownership change, either by events within or outside of the control of our Board, e.g., indirect changes in the ownership of persons owning 5% of our stock. Moreover, approximately 130,000 shares of our common stock are held in escrow in an account created for the benefit of holders of disputed equity interests in connection with WMIH’s emergence from bankruptcy. A subsequent release or transfer of the stock potentially could result in an ownership change at that time.  In the event of a subsequent ownership change, all or part of the NOLs from 2012 and subsequent years that were not previously subject to limitations under Section 382 could also become subject to an annual limitation. Section 384 may also apply in the event of an ownership change resulting from an acquisition, which would limit the utilization of our NOLs to only certain income or gains generated from assets owned subsequent to the acquisition.

The IRS could challenge the amount, timing and/or use of our NOL carry forwards.
The amount of our NOL carry forwards has not been audited or otherwise validated by the IRS. Among other things, the IRS could challenge whether an ownership change occurred with the Merger, as well as the amount, the timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all of our NOL carry forwards. In addition, calculating whether an ownership change has occurred within the meaning of Section 382 is subject to inherent uncertainty, both because of the complexity of applying Section 382 and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our utilizable NOL carry forwards could be changed as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities.

Possible changes in legislation could negatively affect our ability to use the tax benefits associated with our NOL carry forwards.
The rules relating to U.S. federal income taxation are periodically under review by persons involved in the legislative and administrative rulemaking processes, by the IRS and by the U.S. Department of the Treasury, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes, including decreases in the tax rate. Future revisions in U.S. federal tax laws and interpretations thereof could adversely impact our ability to use some or all of the tax benefits associated with our NOL carry forwards.

17 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

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

Prior Servicer Risk: We service mortgage loans under guidelines set forth by regulatory agencies and GSEs. Failure to meet stipulations of the servicing guidelines can result in the assessment of fines and loss of reimbursement of loan related advances, expenses, interest and servicing fees. When the servicing of a portfolio is assumed either through purchase of servicing rights or through a subservicing arrangement, various loans in the acquired portfolio may have been previously serviced in a manner that will contribute towards our not meeting certain servicing guidelines. If not recovered from a prior servicer, such events frequently lead to the eventual realization of a loss to us. The recovery process against a prior servicer can be prolonged based upon the time required by us to meet minimum loss deductibles under the indemnification provisions in our agreements with the prior servicer and for the time requirements by the prior servicer to review underlying loss events and our request for indemnification. The amounts ultimately recovered from prior servicers may differ from our estimated recoveries recorded based on the prior servicer’s interpretation of responsibility for loss, which could lead to our realization of additional losses.

Correspondent Risk: With the recent acquisition of Pacific Union Financial LLC, we have increased our Correspondent Lending Channel whereby we purchase closed loans from Correspondent Lenders. The failure of these Correspondent Lenders to comply with any applicable laws, regulations and rules may subject us to monetary penalties or other losses. Although we have controls and procedures designed to assess areas of risk with respect to these acquired loans, including, without limitation, diligence regarding compliance with underwriting guidelines and applicable laws or regulations, we may not detect every violation of law by these Correspondent Lenders.

Any of the above could adversely affect our business, liquidity, financial condition and results of operations.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 18

Operational Risks

Servicing
A significant increase in delinquencies for the loans we own and service could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSRs.

•
Revenue. An increase in delinquencies will result in lower revenue for loans we service for GSEs and Ginnie Mae because we only collect servicing fees from GSEs and Ginnie Mae for performing loans. Additionally, while increased delinquencies generate higher ancillary revenues, including late fees, these fees do not offset the higher cost to service a delinquent loan and are not likely to be recoverable in the event that the loan is liquidated. In addition, an increase in delinquencies reduces cash held in collections and other accounts and lowers the interest income we receive.

•
Expenses. An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers and an increase in interest expense as a result of an increase in our advancing obligations.

•
Liquidity. An increase in delinquencies could also negatively impact our liquidity because of an increase in servicing advances resulting in an increase in borrowings under advance facilities and/or insufficient financing capacity to fund increases in advances.

•
Valuation of MSRs. We base the price we pay for MSRs on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of our MSRs could be diminished. If the estimated fair value of MSRs is reduced, we would record a loss which would adversely impact our ability to satisfy minimum net worth covenants and borrowing conditions in our debt agreements which could have a negative impact on our financial results.

An increase in delinquency rates could therefore adversely affect our business, financial condition and results of operations.

We may not be able to adjust to operational changes in a timely manner to sustain profitability.
We may enter into arrangements with investors or other counterparties to subservice loans or provide services in areas that are new to us. We perform due diligence procedures to evaluate the feasibility of such ventures or transactions prior to their execution. The achievement of expected returns is often dependent on attainment of certain operating assumptions, such as lower operating costs or attainment of key performance metrics. To the extent we are unfamiliar with investors and/or risks assumed, or to the extent we have not demonstrated past proven performance on the operating metrics, we may not be able to adjust costs or achieve the desired operating metrics in a timely manner that will allow the return on investment as planned, which could expose us to significant financial loss.

We may not be able to maintain or grow our business if we do not acquire MSRs or enter into additional subservicing agreements on favorable terms.
Our servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the right to service additional pools of residential mortgages, enter into additional subservicing agreements or to originate additional mortgages. We have also shifted the mix of our servicing portfolio to a greater mix of subserviced loans. While we expect this strategy to have longer-term benefits, in the short-term since subservicing revenues are earned on a fee per loan basis, this shift in our servicing portfolio to subservicing could reduce our revenue and earnings. In addition, we may not be able to maintain our pipeline of subservicing opportunities.

The Federal Housing Finance Agency (“FHFA”) could enact more stringent requirements on the GSEs, or other federal or state agencies may enact additional requirements that are more stringent regarding the purchase or sale of MSRs. Additionally, if we do not comply with our seller/servicer obligations, the investors may not consent to approve future transfers of MSRs.

If we do not acquire MSRs or enter into additional subservicing agreements on terms favorable to us, our business, financial condition and results of operations could be adversely affected.

19 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Some of the loans we service are higher risk loans, which are more expensive to service than conventional mortgage loans.
Some of the mortgage loans we service are higher risk loans, meaning that the loans are to less credit worthy borrowers, delinquent or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance and regulatory costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing higher risk loans to our servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, consent decrees or enforcement, could adversely affect our business, financial condition and results of operations.

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

Reverse Mortgages: As a reverse mortgage servicer, we are also responsible for funding draws due to borrowers in a timely manner, remitting to investors interest accrued and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from securitizations in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our business operations. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.

Our counterparties may terminate our servicing rights and subservicing contracts.
The owners of the loans we service and the primary servicers of the loans we subservice may, under certain circumstances, terminate our MSRs or subservicing contracts, respectively.

Agency Servicing: We are party to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with both of the GSEs, FHA and Ginnie Mae. As is standard in the industry, under the terms of these seller/servicer agreements, the agencies have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth. To the extent that these capital requirements are not met, the applicable agency may suspend or terminate these agreements, which would prohibit us from further servicing these specific types of mortgage loans or being an approved servicer. If we are unable to meet these capital requirements, this could adversely affect our business, financial condition and results of operations.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 20

Subservicing: Our subservicing portfolio is highly concentrated with a small number of parties who may elect to transfer their subservicing relationship to other counterparties or may go out of business. As of December 31, 2018, 96% of our subservicing portfolio is with four counterparties. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing contracts with or without cause, with limited notice and with no termination fee upon a change of control. For example, we realized a decline in our subservicing portfolio of $47 billion in UPB in the fourth quarter of 2017 due to the termination of a subservicing agreement when the servicer of record sold its ownership interest and the new owner did not retain us as subservicer. Entering into additional subservicing contracts will expose us to similar risks with new counterparties.

If our servicing rights or subservicing contracts are terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition and results of operations.
We service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.
The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to maintain their property, fail to pay taxes or home insurance premiums, die or fail to occupy their property for 12 consecutive months. Higher than anticipated foreclosures could result in increased losses. We use financial models that rely heavily on estimates to forecast loss exposure related to certain reverse mortgage assets and liabilities. These models are complex and use asset specific collateral data and market inputs for mortality, interest rates and prepayments. In addition, the models use investor and state required time lines for certain default related activities. Even if the general accuracy of our loss models is validated, loss estimates are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. If these assumptions or relationships prove to be inaccurate or if market conditions change, the actual loss experience could be higher than modeled. Additionally, we could become subject to negative reputational risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of elderly homeowners.

We could have a downgrade in our servicer ratings.
Standard & Poor’s and Fitch rate us as a residential loan servicer. Favorable ratings from these agencies are important to the conduct of our loan servicing business. Downgrades in servicer ratings could:

•	adversely affect our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae, Freddie Mac, Ginnie Mae, and other investors;

•	lead to the early termination of existing advance facilities and affect the terms and availability of advance facilities that we may seek in the future;

•	cause our termination as servicer in our servicing agreements that require that we maintain specified servicer ratings; and

•	further impair our ability to consummate future servicing transactions.

Any of the above could adversely affect our business, financial condition and results of operations.

Originations
We may not be able to maintain the volumes in our loan originations business, which would adversely affect our ability to replenish our servicing business.
The volume of loans funded within our loan originations business is subject to multiple factors, including changes in interest rates and availability of government programs. Volume in our originations business is based in large part on the refinancing of existing mortgage loans that we service, which is highly dependent on interest rates and other macroeconomic factors. Our loan origination volume may decline if interest rates increase, if government programs terminate and are not replaced with similar programs or if we cannot replace this volume with other loan origination channels such as Correspondent, new customer acquisitions or purchase money loans. If we are unable to maintain our loan originations volume, our business, financial condition and results of operations could be adversely affected.

21 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

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

We are highly dependent upon loan programs administered by Fannie Mae, Freddie Mac, the Federal Housing Administration, the Department of Veterans Affairs, the US Department of Agriculture and Ginnie Mae (collectively, the “Agencies”) to generate revenues through mortgage loan sales to institutional investors.
There are various legislative and Trump administration proposals which deal with GSE reform, including winding down the GSEs and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process. Thus, the long-term future of the GSEs is still in doubt.

Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the Agencies that facilitate the issuance of mortgage-backed securities in the secondary market. These Agencies play a critical role in the residential mortgage industry, and we have significant business relationships with many of them. Almost all of the conforming loans we originate qualify under existing standards for inclusion in guaranteed mortgage securities backed by one of these Agencies. We also derive other material financial benefits from these relationships, including the assumption of credit risk on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. If it is not possible for us to complete the sale or securitization of certain of our mortgage loans due to changes in Agency programs, we may lack liquidity under our mortgage financing facilities to continue to fund mortgage loans, and our revenues and margins on new loan originations would be materially and negatively impacted.

Any discontinuation of, or significant reduction in, the operation of these Agencies or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these Agencies could materially and adversely affect our business, liquidity, financial position and results of operations.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 22

Xome
Xome participates in highly competitive markets and pressure from existing and new companies could adversely affect Xome’s businesses.
The markets for Xome’s services are very competitive, and Xome’s success depends on its ability to continue to attract additional customers, consumers and real estate professionals to its offerings including exchange, services, and data/technology. Any of Xome’s future or existing competitors may introduce different products that provide solutions similar to our own but with either better user interfaces, branding and marketing resources, or at a lower price. In addition, the time and expense associated with switching from Xome’s competitors’ services and technologies to ours, and the reluctance of loan servicers or originators to add new vendors in light of declining revenues or economics in their sectors for the past 2 years may limit Xome’s growth. If we are unable to continue to innovate and grow our market share or the number of end-users of Xome’s offerings, we may not remain competitive or may face downward pricing pressures, and our business and financial performance could suffer. Furthermore, in the Business to Business area, Xome may not be able to attract and retain clients who view themselves as Mr. Cooper’s competitors due to perceived conflict of interest concerns.

Xome may be accused of infringing intellectual property rights of third parties.
Third parties may assert claims against Xome, asserting that Xome’s content, website processes or software applications infringe their intellectual property rights. For example, Xome is currently a defendant in a proceeding where the plaintiff alleges that Xome misappropriated plaintiff’s intellectual property for the purpose of replicating plaintiff’s products. If any infringement claim is successful, Xome may be required to pay substantial damages, obtain a license from the third party or be prohibited from using content that incorporates the challenged intellectual property, which could materially and adversely affect our business, liquidity, financial position and results of operations.

Xome is subject to extensive government regulation at the federal, state and local levels, and any failure to comply with existing or new regulations may adversely impact us, our clients and our results of operations.
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
Xome provides services to us which could create, appear to create or be alleged to create conflicts of interest. By obtaining services from a subsidiary, there is risk of possible claims of collusion or claims that such services are not provided by Xome upon market terms. We have adopted policies, procedures and practices, and engage and procedures that are designed to identify and address conflicts of interest. In addition, we undertake practices to identify and deal with potential or actual conflicts. Further, we have engaged an independent third party to conduct a pricing study in an attempt to ensure that the fees charged are customary and reasonable. However, there can be no assurance that such measures will be effective in eliminating all conflicts of interest or that third parties will refrain from making such allegations. Appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation, which is one of our most important assets, could be damaged and the willingness of counterparties to enter into transactions with us may be affected if we fail, or appear to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.

23 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Strategic
We may not be successful in implementing certain strategic initiatives.
Certain strategic initiatives, which are designed to improve our results of operations and drive long-term stockholder value, include:

•	attracting new customers through our purchase money loan originations channel which will require expanded products, technologies, teams and multi-channel marketing campaigns;

•	focusing on originations product expansion and profitable new growth platforms;

•	increasing third-party business at Xome;

•	integrating Assurant Mortgage Solutions into Xome;

•	increasing efficiencies while improving the customer experience; and

•	balancing disciplined UPB growth while meeting and delivering target unit economics.

There is no assurance that we will be able to successfully implement these strategic initiatives, that we will be able to realize all of the projected benefits of our plans or that we will be able to compete successfully in new markets and our efforts may be more expensive and time consuming than we expect, which could adversely affect our business, financial condition and results of operations.

Other Risks

Technology failures or cyber-attacks against us or our vendors could damage our business operations, and new laws and regulations could increase our costs.
The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, system misuse, unauthorized intrusion (cyber-attack), computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our borrowers. As a part of conducting business, we receive, transmit and store a large volume of personally identifiable information and other user data. Additionally, Xome is highly dependent on information technology networks and systems to securely process, transmit and store sensitive electronic information. Cybersecurity risks for the financial services industry have increased significantly in recent years due to new technologies, the reliance on technology to conduct financial transactions and the increased sophistication of organized crime and hackers. Those parties also may attempt to misrepresent personal or financial information to obtain loans or other financial products from us or attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. We and others in our industry are regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, and data, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer viruses, malware, phishing and other attack vectors. These attacks may result in unauthorized individuals obtaining access to our confidential information or that of our customers, or otherwise accessing, damaging, or disrupting our systems or infrastructure. In addition, to access our products and services, including our Home Intelligence app, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Third parties with which we do business or that facilitate our business activities or vendors that provide services or security solutions for our operations could also be sources of operational risk and information security risk to us, including from cyber-attacks, information breaches or loss, breakdowns, disruptions or failures of their own systems or infrastructure, or any deficiencies in the performance of their responsibilities. Security breaches, acts of vandalism and developments in computer intrusion capabilities could cause our financial, accounting, data processing or other operating systems and facilities to fail to operate properly or become disabled and could result in a compromise or breach of the technology that we or our vendors use to protect our borrowers’ personal information and transaction data.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all internal and external security breaches, especially because the techniques used change frequently, are becoming more sophisticated and are not recognized until launched, and because security attacks can originate from a wide variety of sources. These risks may increase in the future as we continue to increase our reliance on telecommunication technologies (including mobile devices), the internet and use of web-based product offerings.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 24

While we have implemented policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions, whether external or internal, will not occur or, if they do occur, that they will be adequately addressed. A successful penetration or circumvention of the security of our or our vendors’ systems or a defect in the integrity of our or our vendors’ systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations. Additionally, while we have obtained insurance to cover us against certain cybersecurity risks and information theft, there can be no guarantee that all losses will be covered or that the insurance limits will be sufficient to cover such losses.

In addition, increasing attention is being paid by the media, regulators and legislators to matters relating to cybersecurity, and regulators and legislators may enact laws or regulations regarding cybersecurity. For example, the New York Department of Financial Services has adopted regulations that are far-ranging in scope, including not only specific technical safeguards but also requirements regarding governance, incident planning, data management and system testing. New laws and regulations could result in significant compliance costs, which may adversely affect our cash flows and net income.

Our capital investments in technology may not achieve anticipated returns.
Our business is becoming increasingly reliant on technology investments, and the returns on these investments are less predictable. We are currently making, and will continue to make, significant technology investments to support our service offering, implement improvements to our customer-facing technology and evolve our information processes, and computer systems to more efficiently run our business and remain competitive and relevant to our customers. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. We must monitor and choose the right investments and implement them at the right pace. Failing to make the best investments, or making an investment commitment significantly above or below our needs, could result in the loss of our competitive position and adversely impact our financial condition or results of operations.

We and our vendors have operations in India and/or the Philippines that could be adversely affected by changes in political or economic stability or by government policies.
We, including Xome, currently have operations located in India, and we have reduced our costs by contracting with certain third parties with operations in India and in the Philippines. These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. If we or our vendors had to curtail or cease operations in these countries and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as The Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

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

25 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

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

Our business could suffer if we fail to attract, or retain, highly skilled employees and changes in our executive management team may be disruptive to our business.
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Trained and experienced personnel in the mortgage industry are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees are large banks who have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could materially affect our business, financial condition and results of operations.

Additionally, the experience of our executive management team is a valuable asset to us. Our executive management team has significant experience in the residential loan originations and servicing industry and would be difficult to replace. Disruptions in management continuity could result in operational or administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price, and may make recruiting for future management positions more difficult or costly.

Negative public opinion could damage our reputation and adversely affect our business.
Reputational risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, foreclosures or evictions of elderly homeowners who default on reverse mortgages, technology failures, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Additionally, the proliferation of social media websites as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets. Negative public opinion can adversely affect our ability to attract and retain customers, trading counterparties and employees and can expose us to litigation and regulatory action.

Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.
Our disclosure controls and procedures may not be effective in every circumstance. Similarly, we may experience a material weakness or significant deficiency in internal control over financial reporting. Any lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to spend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence.

Regulatory and Legal Risks

We operate within a highly regulated industry on a federal, state and local levels and our business results are significantly impacted by the laws and regulations to which we are subject, as well as scrutiny from governmental or regulatory agencies.
As a national mortgage services firm, we are subject to extensive, complex and comprehensive regulation under federal, state and local laws in the United States, as well as governmental scrutiny from regulators and law enforcement agencies. These laws, regulations and governmental inquiries can significantly affect the way that we do business, can restrict the scope of our existing businesses, limit our ability to expand our product offerings or to pursue acquisitions, or can make our costs to service or originate loans higher, which could impact our financial results.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 26

Regulatory requirements or changes to existing requirements that the Consumer Financial Protections Bureau (“CFPB”) or other federal or state agencies, including HUD and the FCC, may promulgate could require changes in our business, result in increased compliance and operational costs and impair the profitability of such business. For example, the CFPB adopted rules effective in August 2017 and April 2018 regarding mortgage servicing practices which required significant modifications and enhancements to our mortgage servicing processes and systems. Additionally, the CFPB issued a rule, effective in January 2018, amending Regulation C of the Home Mortgage Disclosure Act (“HMDA”) that greatly expands the scope of data required to be collected and reported for every loan application from approximately 23 to 48 data elements. These new requirements for gathering and submitting large amounts of data regarding loan applications to regulators and the public is complex. Thus, any inadvertent errors in our gathering or reporting the data could result in fines or penalties being levied by the CFPB or other regulators against us. In addition, the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), could be expanded and we could be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. The cumulative effect of these changes could result in a material impact on our earnings. The implementation of the originations and servicing rules by the CFPB and the CFPB’s continuing examinations of our business, including Xome, could increase our regulatory compliance burden and associated costs and place restrictions on our operations, which could in turn adversely affect our business, financial condition and results of operations.

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

In addition, under the Trump Administration, a level of heightened uncertainty exists with respect to the future of the Dodd-Frank Act and the CFPB. We cannot predict the specific legislative or executive actions that may result or what actions state regulators or enforcement agencies might take in response to changes to the federal regulatory environment. Such actions could impact the industry generally, could impact our relationships with other regulators and could limit our ability to reach acceptable resolution with the CFPB or other regulatory or enforcement agencies on outstanding investigations, examinations or reviews. Any changes in our current regulatory environment could create uncertainty and result in increasing legal and compliance costs.

Individual states have also been active, as have other regulatory organizations such as the Multi-State Mortgage Committee, as well as various state Attorneys General. We also believe there has been a shift among certain regulators towards a broader view of the scope of regulatory oversight responsibilities with respect to mortgage originators and servicers. In addition to their traditional focus on consumer protection laws, licensing and examination matters, certain regulators have begun to make observations, recommendations or demands with respect to such areas as corporate governance, safety and soundness, and risk and compliance management.

Certain regulators took steps to block the acquisition of MSRs by one of our competitors. It is possible that we could become subject to similar actions with respect to our acquisition of MSRs or other key business operations such as entering into subservicing contracts, which could adversely affect our business, financial condition and results of operations.

27 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

We are subject to numerous legal proceedings, federal, state or local governmental examinations and enforcement investigations. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.
Legal Proceedings: We are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of our business. There is no assurance that the number of legal proceedings will not increase in the future, including certified class or mass actions. These legal proceedings range from actions involving a single plaintiff to putative class action lawsuits with potentially tens of thousands of class members. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and numerous other laws, including, but not limited to, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, National Housing Act, Homeowners Protection Act, Servicemember’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, the Bankruptcy Code, False Claims Act and Making Home Affordable loan modification programs (while MHA programs have ended, claims may continue to arise). Additionally, along with others in our industry, we are subject to repurchase and indemnification claims and may continue to receive claims in the future, regarding alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts or the servicing of mortgage loans securitizations. We are also subject to legal actions or proceedings related to loss sharing and indemnification provisions of our various acquisitions. Certain of the pending or threatened legal proceedings include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages.

Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, including punitive damages, penalties or other charges, or be subject to injunctive relief affecting our business practices, any or all of which could adversely affect our financial results. In particular, ongoing and other legal proceedings brought under federal or state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position and results of operations. The costs of responding to the investigations can be substantial.

Regulatory Matters: Our business is subject to extensive examinations, investigations and reviews by various federal, state and local governmental, regulatory and enforcement agencies. We have historically had and continue to have a number of open investigations with these agencies. We are currently the subject of various governmental or regulatory investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, our financial reporting and other aspects of our businesses. These matters include investigations by the CFPB, the SEC, the Executive Office of the United States Trustees, the Office of the Special Inspector General for the Troubled Asset Relief Program, the Department of Justice, the U.S. Department of Housing and Urban Development, the multistate coalition of mortgage banking regulators, and various State Attorneys General. Several large mortgage originators or servicers have been subject to similar matters, which have resulted in the payment of fines and penalties, changes to business practices and the entry of consent decrees or settlements. The trend of large settlements with governmental entities may adversely affect the outcomes for other financial institutions, including us. We continue to manage our response to each matter, but it is not possible for us to confidently or reliably predict the outcome of any of them, including predicting any possible losses resulting from any judgments or fines, which can lead to substantial disparities between legal reserves and subsequent settlements or penalties.

We continue to progress towards resolution of certain legacy regulatory matters involving examination findings in prior years for alleged violations of certain laws related to our business practices. We have been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigation. We are continuing to cooperate with all parties. In connection with these discussions, the Company previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of December 31, 2018. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 28

Further, on April 24, 2018, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against us, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The CFPB may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations. Similarly, while we are in discussions with regard to the status and various issues arising in the investigation by the Executive Office of the United States Trustees, we cannot predict the outcome of this investigation or whether they will exercise their enforcement authority through a settlement or other proceeding in which they seek to impose additional remedial measures or other financial sanctions, which could have a material adverse effect on our business, reputation, financial condition and results of operation.

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

Moreover, regulatory changes resulting from the Dodd-Frank Act, other regulatory changes such as the CFPB having its own examination and enforcement authority and the “whistleblower” provisions of the Dodd-Frank Act and guidance on whistleblowing programs issued by the NYDFS could further increase the number of legal and regulatory enforcement proceedings against us. In addition, while we take numerous steps to prevent and detect employee misconduct, such as fraud, employee misconduct cannot always be deterred or prevented and could subject us to additional liability.

We establish reserves for pending or threatened legal proceedings when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. Legal proceedings are inherently uncertain, and our estimates of loss are based on judgments and information available at that time. Our estimates may change from time to time for various reasons, including factual or legal developments in these matters. There cannot be any assurance that the ultimate resolution of our litigation and regulatory matters will not involve losses, which may be material, in excess of our recorded accruals or estimates of reasonably probable losses.

There are numerous federal, state and local laws and regulations in the mortgage industry.
Federal, state and local governments have recently proposed or enacted numerous laws, regulations and rules related to mortgage loans. Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing, originations and ancillary business and the fees we may charge. These regulations directly impact our business and require constant compliance, which includes enhancing our compliance program, procedures and controls, monitoring and internal and external audits. A failure in maintaining an effective compliance program or a material failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions, which could materially adversely affect our business, financial condition and results of operations.

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

29 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

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

We may incur increased litigation costs and related losses if a court overturns a foreclosure or if a loan we are servicing becomes subordinate to a Home Owners Association lien.
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
In some states, such as New York, our industry has faced, and may continue to face, increased delays and costs caused by state law and local court rules and processes. In addition, California and Nevada have enacted Homeowner’s Bill of Rights legislation to establish complex mandatory loss mitigation practices for homeowners which cause delays in foreclosure proceedings. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our servicing advance facilities, or delay the recovery of advances, all or any of which could materially affect our earnings and liquidity and increase our need for capital.

Risks Related to the Owning our Stock

Our common stock, and any other instruments treated as stock for purposes of Section 382, including the Series A Preferred Stock, are subject to transfer restrictions under our Certificate of Incorporation which, if not complied with, could result in the forfeiture of such stock and related distributions.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 30

Our Certificate of Incorporation contains significant transfer restrictions in relation to the transfer of our common stock and any other instruments treated as stock for purposes of Section 382 (including the Series A Preferred Stock).  These transfer restrictions have been adopted in order to minimize the likelihood that we will be deemed to have an “ownership change” within the meaning of Section 382 that could limit our ability to utilize our NOLs under and in accordance with regulations promulgated by the IRS.

In particular, without the approval of our Board, (i) no person or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 will be permitted to acquire, whether directly or indirectly, and whether in one transaction or a series of related transactions, any of our common stock or any other instrument treated as stock for purposes of Section 382, to the extent that after giving effect to such purported acquisition (a) the purported acquirer or any other person by reason of the purported acquirer’s acquisition would become a Substantial Holder (as defined below), or (b) the percentage stock ownership of a person that, prior to giving effect to the purported acquisition, is already a Substantial Holder would be increased; and (ii) no Substantial Holder may dispose, directly or indirectly, of any class of stock or any other instrument treated as stock for purposes of Section 382.  A “Substantial Holder” is a person that owns (as determined for purposes of Section 382) at least 4.75% of the total value of our stock, including any instrument treated as stock for purposes of Section 382.

Because of the complexity of applying Section 382, and because the determination of ownership for purposes of Section 382 does not correspond to SEC beneficial ownership reporting on Schedules 13D and 13G, holders and potential acquirers of our securities should consult with their legal and tax advisors prior to making any acquisition or disposition of our securities.  Pursuant to Article VIII of our Certificate of Incorporation, the Board has the sole power to determine compliance with the transfer restrictions, and we cannot assure you that the Board will concur with any conclusions reached by any holder of our securities or their respective advisors, and/or approve or ratify any proposed acquisitions or dispositions of our securities.  Under Article VIII, Section 3(b), of our Certificate of Incorporation, if the Board determines that a Prohibited Transfer (as defined in our Certificate of Incorporation) has occurred, such Prohibited Transfer shall, to the fullest extent permitted by law, be void ab initio and have no legal effect, and upon written demand by us, the Purported Transferee (as defined in our Certificate of Incorporation) shall disgorge or cause to be disgorged our securities, together with any dividends or distributions received, with respect to such securities.

Anti-takeover provisions in our Certificate of Incorporation and Amended and Restated Bylaws (“Bylaws”) and under Delaware law, as well as certain existing contractual arrangements, make a third-party acquisition of us difficult.
Our Certificate of Incorporation, including Article VIII thereof, and Bylaws, as well as certain contractual arrangements with KKR, contain provisions that make it difficult for a third party to acquire us, even if doing so might be deemed beneficial by or stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Affiliates of KKR own a substantial amount of equity interests in us, and have other substantial interests in us and agreements with us, and may have conflicts of interest with us or the other holders of our capital stock.
As of February 15, 2019, affiliates of KKR held shares of our stock representing approximately 17% of our voting power on an as-converted basis. Affiliates of KKR are parties to the Investment Agreement and the Investor Rights Agreement. As a result, affiliates of KKR may have substantial influence over our decisions to enter into any corporate transaction, including with respect to any acquisition, and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether other holders of our capital stock believe that any such transactions are in their own best interests. KKR will not provide oversight of or have control over or be involved with the investment activities or other operations of the Company.

Neither KKR nor its director appointees are required to present us with investment opportunities and may pursue them separately or otherwise compete with us.
Our Certificate of Incorporation provides that we renounce our interest or expectancy in any corporate opportunity in which KKR or its director appointees seek to participate unless such opportunity (i) was first presented to KKR’s director appointees solely in their capacity as directors of the Company or (ii) is identified by KKR or its director appointees solely through the disclosure of information by or on behalf of us.

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

The market price of our common stock may decrease, and you may lose all or part of your investment.
The market price of our common stock could decrease, and you may not be able to resell your shares at or above the price at which your shares were acquired. Those fluctuations could be based on various factors, including:

•	our operating performance and the performance of our competitors and fluctuations in our operating results;

31 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

•	macro economic trends, including changes in interest rates and economic growth and unemployment;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

•	global, national or local economic, legal and regulatory factors unrelated to our performance;

•	announcements of negative news by us or our competitors, such as announcements of poorer than expected results of operations, data breaches or significant litigation;

•	actual or anticipated variations in our or our competitors’ operating results, and our or our competitors’ growth rates;

•	failure by us or our competitors to meet analysts’ projections or guidance we or our competitors may give the market;

•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the departure of key personnel;

•	the number of shares publicly traded;

•	the converted Series B preferred stockholders selling their shares; and

•	other developments affecting us, our industry or our competitors.

In addition, in recent years the stock market has experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate changes, may cause declines in the market price of our common stock, and you may not realize any return on your investment in us and may lose some or all of your investment.

Item 1B. Unresolved Staff Comments

None.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 32

Item 2. Properties

The following table sets forth information relating to our primary facilities at December 31, 2018. In addition to the facilities listed in the table below, we also lease small offices throughout the United States.

Location	Owned/Leased	Square Footage
Principal executive office:
Coppell, Texas – Corporate Headquarter	Leased	175,585
Business operations and support offices:
Lewisville, Texas(1)	Leased	321,648
Irving, Texas(2)	Leased	292,988
Chandler, Arizona(3)	Leased	163,473
Santa Ana, California(2)	Leased	152,827
Chennai, India(4)	Leased	114,619
Coraopolis, Pennsylvania(5)	Leased	54,900
Irvine, California(2)	Leased	50,228
Longview, Texas(3)	Leased	45,856
Omaha, Nebraska(5)	Leased	44,096
Austin, Texas(5)	Leased	39,318
Highlands Ranch, Colorado(3)	Leased	31,375
Indianapolis, Indiana(5)	Leased	25,171
Newport Beach, California(5)	Leased	23,886
North Richland Hills, Texas(5)	Leased	23,046
Palm Bay, Florida(5)	Leased	20,207

(1)	Primarily supports our Servicing and Xome segments

(2)	Primarily supports our Originations segment

(3)	Primarily supports our Servicing segment

(4)	Primarily supports our Xome segment and NSM Corporate functions

(5)	Primarily supports our Xome segment

We believe that our facilities are adequate for our current requirements and are being appropriately utilized. We periodically review our space requirements, and we believe we will be able to acquire new space and facilities as and when needed on reasonable terms. We also look to consolidate and dispose of facilities we no longer need, as and when appropriate.

33 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Item 3. Legal Proceedings

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

Our business is subject to extensive examinations, investigations and reviews by various federal, state and local governmental, regulatory and enforcement agencies. We have historically had and continue to have a number of open investigations with these agencies. We continue to receive governmental and regulatory requests for information, subpoenas, examinations and other inquiries. We are currently the subject of various governmental or regulatory investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, financial reporting and other aspects of our businesses. These matters include investigations by the Consumer Financial Protection Bureau (the "CFPB"), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the Office of the Special Inspector General for the Troubled Asset Relief Program, the U.S. Department of Housing and Urban Development, the multi-state coalition of mortgage banking regulators and various State Attorneys General. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices and in additional expenses and collateral costs. We are cooperating fully in these matters.

For example, we continue to progress towards resolution of certain legacy regulatory matters involving examination findings in prior years for alleged violations of certain laws related to our business practices. We have been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigation. We are continuing to cooperate with all parties. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of December 31, 2018. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations.

Further, on April 24, 2018, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against us, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The CFPB may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations. Similarly, while we are in discussions with regard to the status and various issues arising in the investigation by the Executive Office of the United States Trustees, we cannot predict the outcome of this investigation or whether they will exercise their enforcement authority through a settlement or other proceeding in which they seek to impose additional remedial measures or other financial sanctions, which could have a material adverse effect on our business, reputation, financial condition and results of operation. We believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential enforcement action or settlement arising from either of the CFPB or United States Trustees matters. We have not recorded an accrual related to these matters as of December 31, 2018 as we do not believe that the possible loss or range of loss arising from any such action is estimable at this time. We are continuing to cooperate with the CFPB and the Executive Office of the United States Trustees.

In addition, we are a defendant in a class action proceeding originally filed in state court in March 2012, and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures we took, as loan servicer, after the borrowers defaulted and our vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. On July 25, 2018, we entered into a settlement agreement to resolve this matter. The parties are currently seeking approval of the settlement from the court. The Company is pursuing reimbursement of the settlement payment from the owners of the loans it serviced, but there can be no assurance that the Company will prevail with any claims for reimbursement.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 34

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

We are also a defendant in a proceeding filed on October 23, 2015 in the U.S. District Court for the Central District of California under the caption Alfred Zaklit and Jessy Zaklit, individually and on behalf of all others similarly situated v. Nationstar Mortgage LLC et al. The plaintiff alleges that we improperly recorded telephone calls without the knowledge or consent of borrowers in violation of the California Penal Code. On July 24, 2017, the court certified a class comprised of California borrowers who, from October 2014 to May 2016, participated in outbound telephone conversations with our employees who recorded the conversations without first informing the borrowers that the conversations were being recorded. The class seeks statutory damages and attorney's fees. On September 10, 2018, we reached an agreement in principal to settle this matter, and the parties are currently seeking approval of the settlement from the court.

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

Item 4. Mine Safety Disclosures

Not applicable.

35 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders
Our common stock has been traded on the Nasdaq Stock Market under the ticker symbol “COOP” since October 10, 2018. From September 28, 2015 until October 9, 2018, WMIH’s common stock had traded under the ticker symbol “WMIH”.

As of February 28, 2019, there were 2,776 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividends
We have not declared or paid cash dividends on our common stock, and we currently do not expect to declare or pay any cash dividends in the foreseeable future. The timing and amount of any future dividends, if any, will be determined by the Board of Directors and will depend, among other factors, upon our earnings, financial condition, cash requirements, the capital requirements of subsidiaries and investment opportunities at the time any such transaction is considered.

Issuer Purchases of Equity Securities
We did not make any repurchases of our shares during the fourth quarter of 2018.

Performance Graph
The following graph shows a comparison of the cumulative total stockholder return for our common stock, as adjusted for the 1-for-12 reverse stock split that occurred in October 2018, and the S&P 500 Index from December 31, 2013 through December 31, 2018. In addition, the following graph shows the cumulative returns of an index of two peer companies selected by us for the period from December 31, 2013 through December 31, 2017 and the S&P SmallCap 600 Financials Index for the period from January 1, 2018 through December 31, 2018. The peer group is comprised of the following companies: MGIC Investment Corporation and Radian Group Inc. We changed to the S&P SmallCap 600 Financials Index for 2018 because our business significantly changed upon the completion of the Merger with Nationstar on July 31, 2018. This data assumes an investment of $100 on December 31, 2013.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 36

Comparative results for Mr. Cooper (formerly WMIH) common stock, the S&P 500 Index, the peer group (from 2013 through 2017) and the S&P SmallCap 600 Financials Index (for 2018) are presented below.

	December 31,
	2013	2014	2015	2016	2017	2018
Mr. Cooper (formerly WMIH)	$100	$73	$92	$55	$30	$34
S&P 500 Index	100	111	111	121	145	136
Peer Group (2013 through 2017) and S&P Small Cap 600 Financials Index (2018)	100	104	101	126	141	136

Item 6. Selected Financial Data
The table below presents, as of and for the dates indicated, our selected historical consolidated financial information. Note that the selected consolidated statement of operations data for the Successor’s five months ended December 31, 2018, and the Predecessor’s seven months ended July 31, 2018 and years ended December 31, 2017 and 2016, and the Successor’s selected consolidated balance sheet data at December 31, 2018 and the Predecessor’s selected consolidated balance sheet data at December 31, 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The Predecessor’s selected consolidated statement of operations and comprehensive income data and other financial data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data at December 31, 2016, 2015 and 2014 have been derived from the Predecessor’s audited consolidated financial statements that are not included in this Annual Report. The Successor’s and Predecessor’s historical results are not necessarily indicative of future performance or results of operations. The following financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

	Successor	Predecessor
	As of December 31, 2018	As of December 31,
		2017	2016	2015	2014
Consolidated Balance Sheet Data: (amounts in millions)
Cash and cash equivalents	$242	$215	$489	$613	$299
Mortgage servicing rights	3,676	2,941	3,166	3,367	2,961
Advances and other receivables, net	1,194	1,706	1,749	2,412	2,545
Reverse mortgage interests, net	7,934	9,984	11,033	7,514	2,453
Mortgage loans held for sale	1,631	1,891	1,788	1,430	1,278
Total assets	16,973	18,036	19,593	16,617	11,113
Unsecured senior notes, net	2,459	1,874	1,990	2,026	2,159
Advance facilities, net	595	855	1,096	1,640	1,902
Warehouse facilities, net	2,349	3,285	2,421	1,890	1,573
Other nonrecourse debt, net	6,795	8,014	9,631	6,666	1,768
Total liabilities	15,028	16,314	17,910	14,850	9,888
Total stockholders’ equity	1,945	1,722	1,683	1,767	1,224

37 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

	Successor	Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Consolidated Statement of Operations and Comprehensive Income Data: (amounts in millions, except for earnings per share data)
Total revenues	$594	$1,196	$1,650	$1,915	$1,989	$1,973
Total expenses	707	945	1,475	1,644	1,688	1,358
Total other income (expense), net	(24)	(49)	(131)	(242)	(247)	(329)
(Loss) income before income tax (benefit) expense	(137)	202	44	29	54	286
Less: Income tax (benefit) expense	(1,021)	48	13	13	11	65
Net income	884	154	31	16	43	221
Less: Net income (loss) attributable to non-controlling interests	—	—	1	(3)	4	—
Net income attributable to Successor/Predecessor	884	154	30	19	39	221
Less: Undistributed earnings attributable to participating stockholders	8	—	—	—	—	—
Net income attributable to participating stockholders	876	154	30	19	39	221
Change in value of designated cash flow hedges, net of tax	—	—	—	—	—	(2)
Total comprehensive income	$876	$154	$30	$19	$39	$219
Earnings per share data:
Basic	$9.65	$1.57	$0.31	$0.19	$0.38	$2.47
Diluted	$9.54	$1.55	$0.30	$0.19	$0.37	$2.45

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$1,251	$2,294	$1,359	$972	$398	$1,080
Investing activities	(250)	(162)	(6)	(3,738)	(5,567)	233
Financing activities	(2,063)	(2,111)	(1,655)	2,698	5,483	(1,456)

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 38

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. The following discussion contains, in addition to the historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K. All dollar amounts presented herein are in millions, except per share data and other key metrics, unless otherwise noted.

OVERVIEW

We are an integrated servicer, originator and provider of transaction based services for residential mortgages in the United States. Our operations are conducted through three segments: Servicing, Originations and Xome. Our Servicing segment performs activities for originated and purchased loans and acts as a subservicer for certain clients that own the underlying servicing rights. Our Originations segment originates, purchases and sells mortgage loans. Our Xome segment offers technology and data enhanced solutions to home buyers, home sellers and real estate professionals.

Servicing: Expansion of Subservicing
Our Servicing segment significantly grew our servicing portfolio by boarding $121 billion UPB of loans in 2018, on a combined basis, and ended 2018 with $548 billion UPB of loans. Our corporate strategy has been to position our Servicing segment to be less capital intensive and to have more fee-based revenue streams. Subservicing UPB contributed 50% of UPB boarded during 2018.

Originations: Channel Expansion
Our Originations segment generated $21 billion of volume at a profitable margin. Despite the challenges faced by a rising interest rate environment, our Originations segment achieved a total recapture rate of 25% and expanded volume in the correspondent and purchase recapture channels.

Xome: Growing Third-Party Revenues and Acquisition of Assurant Mortgage Solutions
Our Xome segment continued to focus on the expansion of third-party opportunities across the exchange, title, valuation and field services businesses as well as the integration and transformation of the acquired Assurant Mortgage Solutions business. Xome has dramatically shifted to third-party business since its acquisition of Assurant Mortgage Solutions in August 2018. On a combined basis, 43% of revenues in Xome segment were generated from third parties in 2018. The number of clients also grew significantly with the addition of Assurant Mortgage Solutions’ approximately 560 active clients.

2018 Highlights

Provided below are highlights with respect to each of our operating segments, on a combined basis.

Servicing

▪	Boarded approximately $121,000 UPB including $60,000 subservicing UPB

▪	Improved delinquency rate, measured as loans that are 60 or more days behind in payments, to 2.2%

▪	Provided approximately 59,800 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership

Originations

▪	Funded 97,252 loans totaling $21,201, which included $9,688 related to retaining customers from our servicing portfolio

▪	Achieved a recapture rate of 25%

39 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Xome

▪
Expanded third-party revenues to 43% driven primarily in our exchange and title and close businesses, as well as through acquisition of Assurant Mortgage Solutions title, valuations, and field services businesses

▪	Sold 10,872 properties and completed 1,072,534 Xome service orders

▪
Acquired Assurant Mortgage Solutions for $38 in cash with additional consideration dependent on the achievement of certain future performance targets. The acquisition expands Xome’s footprint and grows its third-party client portfolio across its valuation, title and field services businesses.

Liquidity and Capital Resources
Cash and cash equivalents totaled $242 as of December 31, 2018 compared to the Predecessor’s cash and cash equivalents of $215 as of December 31, 2017. As of December 31, 2018, we had $1,686 collateral pledged against the MSR facilities, of which we could borrow up to $455. Generally, these facilities can be increased or decreased to align with our cash requirements. In addition, we had total equity of $1,945 as of December 31, 2018 compared to the Predecessor’s total equity of $1,722 as of December 31, 2017. In 2018, our operating activities provided cash totaling $1,251. We continue to maintain a capital position with ratios exceeding current regulatory guidelines and believe we have sufficient liquidity to conduct our business. We closely monitor our liquidity position and ongoing funding requirements, and regularly monitor and project cash flow to minimize liquidity risk.

We have pursued a capital-light strategy, including the sale of advances, excess financing and the expansion of our subservicing portfolio. The execution on this strategy has allowed us to add incremental margin servicing with limited capital. The combination of subservicing and improvement in portfolio performance is expected to raise our return on equity and assets and deliver improving cash flows.

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

We have sufficient warehouse capacity to support our operating segments, including anticipated growth. As of December 31, 2018, total available borrowing capacity was $7,640, of which $4,695 was unused.

RESULTS OF OPERATIONS

Basis of Presentation

“Predecessor” financial information in the MD&A relates to Nationstar, and “Successor” relates to Mr. Cooper.

The financial results for the years ended December 31, 2017 and 2016 reflect the results of the Predecessor entity for those time periods. With respect to the year ended December 31, 2018, the Company has separately provided the financial results of the Predecessor for the period from January 1, 2018 through July 31, 2018, and the financial results of the Successor for the period from August 1, 2018 through December 31, 2018, which, in each case, are presented under GAAP.

The below presentation also includes a “Combined” column that combines the Predecessor and Successor results referenced above with respect to the year ended December 31, 2018. Although the separate financial results of the Predecessor for the seven months ended July 31, 2018 and the financial results of the Successor for the five months ended December 31, 2018 are each presented under GAAP, the results reported in the “Combined” column reflect non-GAAP financial measures, because a different basis of accounting was used with respect to the financial results for the Predecessor as compared to the financial results of the Successor. The Company has not provided a reconciliation of the financial metrics reflected under the “Combined” column as such reconciliation cannot be provided without unreasonable effort as a result of this accounting variance.

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

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 40

Consolidated and Segment Results

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 1. Consolidated Operations	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Revenues - operational	$758	$1,000	$1,758	$1,810	$(52)	(3)%
Revenues - Mark-to-market	(164)	196	32	(160)	192	120%
Total revenues	594	1,196	1,790	1,650	140	8%
Expenses	707	945	1,652	1,475	177	12%
Other income (expense), net	(24)	(49)	(73)	(131)	58	44%
(Loss) income before income tax expense	(137)	202	65	44	21	48%
Less: Income tax (benefit) expense	(1,021)	48	(973)	13	(986)	(7,585)%
Net income	884	154	1,038	31	1,007	3,248%
Less: Income attributable to non-controlling interests	—	—	—	1	(1)	(100)%
Net income attributable to Successor/Predecessor	$884	$154	$1,038	$30	$1,008	3,360%
Effective tax rate(2)	742.4%	23.8%		28.9%

Income (loss) before income tax expense (benefit) by operating and non-operating segments:
Servicing	$(12)	$285	$273	$76	$197	259%
Originations	32	62	94	153	(59)	(39)%
Xome	(1)	35	34	53	(19)	(36)%
Corporate and other	(156)	(180)	(336)	(238)	(98)	41%
Consolidated (loss) income before income tax expense (benefit)	$(137)	$202	$65	$44	$21	48%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Effective tax rate is calculated using whole numbers.

On a combined basis, income before income tax expense increased to $65 in 2018 from $44 in 2017 primarily due to an increase in revenues, partially offset by an increase in expenses. The increase in revenues on a combined basis was primarily driven by favorable mark-to-market (“MTM”) revenue adjustments in 2018 as a result of the higher interest rate environment. Operational revenues, on a combined basis, decreased primarily due to a shift in channel mix from direct-to-consumer to correspondent mix volume in Originations. On a combined basis, expenses increased in 2018 compared to 2017 primarily as a result of expenses related to the Nationstar acquisition and Xome’s acquisition of Assurant Mortgage Solutions. Consolidated other income (expense), net, on a combined basis, improved primarily due to a decline in compensating interest expense in Servicing in 2018 as compared to 2017.

On a combined basis, we had income tax benefit for the year ended December 31, 2018 primarily due to the release of the valuation allowance associated with the net operating losses of WMIH. For the same period ended in 2017, the Predecessor had income tax expense. The effective tax rates for the five months ended December 31, 2018 and seven months ended July 31, 2018 were 742.4% and 23.8%, respectively, as compared to the effective tax rate of 28.9% for the year ended December 31, 2017. The significant increase in the effective tax rate in the five months ended December 31, 2018 was primarily due to the release of the valuation allowance.

41 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 1.1. Consolidated Operations	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenues - operational	$1,810	$2,092	$(282)	(13)%
Revenues - Mark-to-market	(160)	(177)	17	(10)%
Total revenues	1,650	1,915	(265)	(14)%
Expenses	1,475	1,644	(169)	(10)%
Other income (expense), net	(131)	(242)	111	(46)%
Income before income tax expense	44	29	15	52%
Less: Income tax expense	13	13	—	—%
Net income	31	16	15	94%
Less: Income (loss) attributable to non-controlling interests	1	(3)	4	(133)%
Net income attributable to Predecessor	$30	$19	$11	58%
Effective tax rate(1)	28.9%	45.2%

Income (loss) before income tax expense (benefit) by operating and non-operating segments:
Servicing	$76	$24	$52	217%
Originations	153	215	(62)	(29)%
Xome	53	69	(16)	(23)%
Corporate and other	(238)	(279)	41	(15)%
Consolidated income before income tax expense (benefit)	$44	$29	$15	52%

(1)	Effective tax rate is calculated using whole numbers.

Despite a decrease in total revenues, net income increased to $31 in 2017 from $16 in 2016 primarily due to a decrease in expenses and other income (expense), net. The decline in revenues was driven by a decrease in servicing fees from mortgage servicing rights, offset by an increase in subservicing fees and more favorable MTM revenue adjustments over the year. Revenues also declined due to lower locked originations volume as a result of the higher interest rate environment (the 10-Year Treasury, as measured by the average over the respective year, increased from 1.8% in 2016 to 2.3% in 2017) and due to lower sales volumes of Xome’s real estate title services. MTM revenue improved in 2017 as compared to 2016, primarily due to greater stability of interest rates.

Consolidated expenses decreased to $1,475 in 2017 compared to $1,644 in 2016. Volume declines in both the Predecessor’s Originations and Xome segments, partially offset by an increase in subservicing, contributed to the decrease in consolidated expenses. Continued focus on efficiency improvements and lower TILA RESPA Integrated Disclosure (“TRID”) led to the decreased expenses in the Predecessor’s Originations segment. A decline in direct vendor costs and in system transaction related fees as the Predecessor migrated its operations onto its own proprietary technology in its Xome segment contributed to the decline in Xome’s expenses.

In 2017, consolidated other income (expense), net improved as compared to 2016, primarily due to an increase in reverse mortgage interest income. The increase in reverse mortgage interest income was a result of an expansion of the reverse mortgage portfolio in December 2016. In addition, as of December 31, 2017, $27 of accretion was recorded in reverse mortgage interest income for the discount associated with the reverse mortgage portfolio acquired in December 2016.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 42

In 2017, income tax expense stayed consistent as compared to 2016, despite the impact of new tax legislation in the United States. The effective tax rates for 2017 and 2016 were 28.9% and 45.2%, respectively. The effective tax rate for 2017 decreased primarily due to the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) that was enacted on December 22, 2017. The Tax Reform Act significantly revised the U.S. corporate income tax regime by lowering the U.S. corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, creating new taxes on certain foreign sourced earnings, as well as other changes.

Segment Results

Revenues related to inter-segment services are recorded based on estimated market value. Expenses are allocated to individual segments either based on the estimated value of services performed, total revenue contributions, personnel headcount or the equity invested in each segment. Expenses for consolidated back-office operations and general overhead expenses such as executive administration and accounting are not allocated to the business segments.

Servicing Segment

We service both forward and reverse loan portfolios. Our forward loan portfolios include loans for which we own the legal title to the servicing rights and also include loans where we act as the subservicer for which title to the servicing rights is owned by third parties. Our Mr. Cooper® and Champion Mortgage® brands together service approximately 3.3 million customers with an outstanding principal balance of approximately $548 billion. As of December 31, 2018, the outstanding principal balance consisted of approximately $519 billion in forward servicing, $224 billion of which was subservicing, and $28 billion in reverse servicing. The following describes the various components of our servicing portfolio.

Forward Servicing - Servicing revenues related to forward MSR portfolios include base, incentive and other servicing fees. Forward MSR portfolios are recorded at fair value, and revenues are adjusted to reflect the change in the fair value each reporting period. Fair value consists of both credit sensitive MSRs, primarily acquired through bulk acquisitions, and interest rate sensitive MSRs, primarily acquired through flow transactions generated from our origination activities. The fair value of interest rate sensitive MSR portfolios is typically correlated to interest rates such that when interest rates rise, the value of the servicing portfolio also increases primarily as a result of expected lower prepayments, and the value would decrease if interest rates fell. The value of credit sensitive MSRs are less influenced by movement in interest rates and more influenced by changes in loan performance factors which impact involuntary prepayment speeds and delinquency rates.

Subservicing - Subservicing revenues are earned on a fee per loan basis and are recognized as the services are delivered. Subservicing consists of forward residential mortgage loans we service on behalf of others who are MSR or mortgage owners. We have limited advance obligations, and no subservicing assets are recorded in our consolidated financial statements as the value of the servicing rights and the related obligations are not considered in excess of or less than customary fees that would be received for such services.

Reverse Servicing - Although we do not originate reverse mortgage loans, we service acquired reverse mortgage portfolios. An MSR or MSL is recorded for acquired servicing rights associated with unsecuritized portfolios and securitized portfolios where we have less than 100% participating interests. We also service reverse mortgage portfolios that have been securitized into GNMA securities. The total amounts of the securitized loan assets and related financing liabilities are recorded within the consolidated financial statements as reverse mortgage interests and nonrecourse debt because the securitization transactions do not qualify for sale accounting treatment. Reverse MSRs and MSLs are recorded at fair value upon acquisition and carried at amortized cost in subsequent periods. Reverse Mortgage Interests, related debt, MSRs and MSLs are reflected at fair values as of the acquisition date (July 31, 2018) and will continue to be carried at the adjusted, amortized cost in subsequent periods, including the five months ended December 31, 2018. We earn servicing fee income on all reverse mortgages. Fees associated with reverse MSRs and MSLs are recorded to servicing revenue, whereas fees associated with reverse mortgage interests are recorded to interest income. The interest income accrued for reverse mortgage HECM loans and the interest expense accrued for the respective HMBS are recorded in other income (expense). Accretion of the purchase price discount on certain portfolios and discount associated with the re-valuation performed at the acquisition date is recorded to other income (expense).

43 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The following tables set forth the results of operations from the Servicing segment.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 2. Servicing Operations	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Revenues
Operational	$464	$656	$1,120	$1,168	$(48)	(4)%
Amortization	(64)	(112)	(176)	(242)	(66)	(27)%
Mark-to-market	(164)	196	32	(160)	192	120%
Total revenues	236	740	976	766	210	27%
Expenses	303	474	777	691	86	12%
Total other income (expenses), net	55	19	74	1	73	7,300%
Income (loss) before income tax expense (benefit)	$(12)	$285	$273	$76	$197	259%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, income before income taxes increased to $273 in 2018 from $76 in 2017 due to an increase in total revenues and an improvement in other income (expenses), net. Total revenues on a combined basis increased in 2018 primarily due to favorable MTM revenue adjustments and lower amortization revenue as compared to 2017. The MTM revenue on a combined basis improved as a result of the higher interest rate environment in 2018. Amortization on a combined basis decreased in 2018 compared to 2017 due to a decline in prepayments driven by the higher interest rate environment. The increase in income before income taxes was offset by an increase of $86 in expenses. Expenses on a combined basis for 2018 increased primarily due to an increase in salaries, wages and benefits due to the expansion of the servicing portfolio and refined modeling method which led to an update to reverse MSL. Total other income (expenses), net improved primarily as a result of a decline in interest expense related to MSR financing, improved interest income and lower compensating interest expense.

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 2.1 Servicing Operations	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenues
Operational	$1,168	$1,244	$(76)	(6)%
Amortization	(242)	(314)	(72)	(23)%
Mark-to-market	(160)	(177)	17	10%
Total revenues	766	753	13	2%
Expenses	691	634	57	9%
Total other income (expenses), net	1	(95)	96	101%
Income before income tax expense	$76	$24	$52	217%

Income before income taxes increased to $76 in 2017 from $24 in 2016 due to an increase in total revenues and an improvement in other income (expenses), net. Total revenues increased as a result of improved mark-to-market and lower amortization revenue in 2017 as compared to 2016. MTM revenue improved in 2017 as compared to 2016 as a result of a decreased impact from changes in interest rates. Operational revenues decreased in 2017 primarily as a result of the decrease in base servicing fees due to a decline in the forward MSR portfolio, partially offset by an increase in subservicing fees from the significant growth of the subservicing portfolio in 2017. Amortization in 2017 decreased as compared to 2016 due to lower MSR holdings and a decline in prepayments driven by a higher interest rate environment. Total other income (expenses), net improved primarily as a result of the accretion associated with the purchase price discount related to the reverse portfolio acquisition in December 2016. Expenses for 2017 increased primarily due to higher reserves established for its reverse mortgage portfolio, as the Predecessor refined its method to estimate losses from a pool-level view to a loan-level view based on characteristics of individual loans. In addition, there were one-time expenses related to migration of call centers onshore and organizational restructuring costs.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 44

During the third quarter of 2017, a number of natural disasters occurred, including hurricanes and wildfires. As a result, the Predecessor offered a number of investor-approved initiatives to provide relief to impacted homeowners. These initiatives included waiving late fees, providing forbearances and delaying foreclosures. The Predecessor initiated a variety of customer outreach campaigns to communicate options to its customers. During the fourth quarter of 2017, the Predecessor completed 18,250 forbearances and began reinstating foreclosures per investor guidelines.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others.

Table 3. Forward Servicing and Subservicing Portfolio UPB Rollforward	Successor	Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Balance - beginning of year	$465,819	$473,256	$434,295	$367,800
Additions:
Originations	8,936	12,327	19,421	20,194
Acquisitions	82,559	25,987	155,226	129,061
Deductions:
Dispositions	(10,140)	(1,877)	(51,839)	(1,625)
Principal reductions and other	(7,837)	(11,240)	(17,893)	(14,399)
Voluntary reductions(1)	(18,131)	(29,172)	(58,191)	(56,960)
Involuntary reductions(2)	(1,689)	(3,241)	(7,245)	(9,546)
Net changes in loans serviced by others	(150)	(221)	(518)	(230)
Balance - end of year	$519,367	$465,819	$473,256	$434,295

(1)	Voluntary reductions are related to loan payoffs by customers.

(2)	Involuntary reductions refer to loan chargeoffs.

During the seven months ended July 31, 2018, the Predecessor’s forward servicing and subservicing portfolio’s UPB decreased primarily due to loan run-off and reductions out-pacing the boarding of loans generated from originations and acquisitions. During the five months ended December 31, 2018, our forward servicing and subservicing portfolio’s UPB increased due to increased boarding of loans generated from acquisitions and portfolio growth from our subservicing clients.

45 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The following table provides the composition of revenues for the Servicing segment.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 4. Servicing - Revenues	Successor		Predecessor				Predecessor
	For the Period August 1 - December 31, 2018		For the Period January 1 - July 31, 2018		Combined(1)		Year ended December 31, 2017		$ Change		% Change
	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)
Forward MSR Operational Revenue
Base servicing fees	$367	17	$501	17	$868	17	$899	18	$(31)	(1)	(3)%	(6)%
Modification fees(3)	8	—	21	1	29	1	41	1	(12)	—	(29)%	—%
Incentive fees(3)	5	—	13	—	18	—	33	—	(15)	—	(45)%	—%
Late payment fees(3)	29	2	45	2	74	2	82	2	(8)	—	(10)%	—%
Other ancillary revenues(3)	40	2	63	2	103	2	154	3	(51)	(1)	(33)%	(33)%
Total forward MSR operational revenue	449	21	643	22	1,092	22	1,209	24	(117)	(2)	(10)%	(8)%
Base subservicing fee and other subservicing revenue(3)	67	3	87	2	154	3	131	3	23	—	18%	—%
Reverse servicing fees	16	1	37	1	53	1	58	1	(5)	—	(9)%	—%
Total servicing fee revenue	532	25	767	25	1,299	26	1,398	28	(99)	(2)	(7)%	(7)%
MSR financing liability costs	(20)	(1)	(33)	(1)	(53)	(1)	(72)	(2)	(19)	(1)	26%	50%
Excess spread payments - principal	(48)	(2)	(78)	(3)	(126)	(2)	(158)	(3)	(32)	(1)	20%	33%
Total operational revenue	464	22	656	21	1,120	23	1,168	23	(48)	—	(4)%	—%
Amortization
Forward MSR amortization	(128)	(6)	(190)	(7)	(318)	(6)	(399)	(8)	(81)	(2)	20%	25%
Excess spread accretion	53	2	78	3	131	3	161	3	(30)	—	(19)%	—%
Reverse MSL accretion(4)	15	1	—	—	15	—	—	—	15	—	100%	—%
Reverse MSR amortization	(4)	—	—	—	(4)	—	(4)	—	—	—	—%	—%
Total amortization	(64)	(3)	(112)	(4)	(176)	(3)	(242)	(5)	(66)	(2)	(27)%	(40)%
Mark-to-Market Adjustments
MSR MTM(5)	(153)	(7)	295	10	142	3	(163)	(3)	305	6	(187)%	(200)%
Excess spread / financing MTM	(11)	(1)	(99)	(3)	(110)	(2)	3	—	(113)	(2)	(3,767)%	(100)%
Total MTM adjustments	(164)	(8)	196	7	32	1	(160)	(3)	192	4	(120)%	133%
Total revenues - Servicing	$236	11	$740	24	$976	21	$766	15	$210	6	27%	40%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Calculated basis points (“bps”) are as follows: Annualized $ amount/Total Average UPB X 10000.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 46

(3)	Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.

(4)	The Predecessor recorded MSL accretion within reverse servicing fees, whereas the Successor has elected to record MSL accretion within Amortization, net of accretion.

(5)
MSR MTM includes fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM reflected is net of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. These negative modeled cash flows totaled $25 for the five months ended December 31, 2018. These negative modeled cash flows for the Predecessor totaled $38 and $72 for the seven months ended July 31, 2018 and the year ended December 31, 2017, respectively.

Forward - On a combined basis, base servicing fee revenue decreased in 2018 as compared to 2017 primarily due to the decline of the forward MSR portfolio’s UPB. The decline in base servicing fees per average forward UPB to 17 bps in 2018 on a combined basis from 18 bps in 2017 was a result of an increase in the subservicing portfolio relative to the forward MSR portfolio. Improvement in delinquency rates as of December 31, 2018 resulted in lower modification fees and incentive fees on a combined basis in 2018 as compared to 2017. Other ancillary revenues on a combined basis decreased in 2018 compared to 2017 primarily due to lower gains on the redelivery of reperforming GNMA loans driven by higher interest rates.

MSR prepayment and scheduled amortization on a combined basis decreased in 2018 primarily due to a decline in the UPB associated with the forward MSR portfolio and lower prepayments driven by increased interest rates.

Subservicing - Subservicing fees on a combined basis increased in 2018 due to the significant expansion of the subservicing portfolios as compared to 2017.

Reverse - On a combined basis, servicing fees on reverse MSR portfolios in 2018 decreased compared to 2017 primarily due to portfolio runoff.

47 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 4.1 Servicing - Revenues	Predecessor
	Year Ended December 31,
	2017		2016		$ Change		% Change
	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$899	18	$1,001	24	$(102)	(6)	(10)%	(25)%
Modification fees(2)	41	1	85	2	(44)	(1)	(52)%	(50)%
Incentive fees(2)	33	—	28	1	5	(1)	18%	(100)%
Late payment fees(2)	82	2	81	2	1	—	1%	—%
Other ancillary revenues(2)	154	3	240	6	(86)	(3)	(36)%	(50)%
Total forward MSR operational revenue	1,209	24	1,435	35	(226)	(11)	(16)%	(31)%
Base subservicing fee and other subservicing revenue(2)	131	3	50	1	81	2	162%	200%
Reverse servicing fees	58	1	57	2	1	(1)	2%	(50)%
Total servicing fee revenue	1,398	28	1,542	38	(144)	(10)	(9)%	(26)%
MSR financing liability costs	(72)	(2)	(100)	(2)	(28)	—	(28)%	—%
Excess spread payments - principal	(158)	(3)	(198)	(5)	(40)	(2)	(20)%	(40)%
Total operational revenue	1,168	23	1,244	31	(76)	(8)	(6)%	(26)%
Amortization
Forward MSR amortization	(399)	(8)	(513)	(13)	(114)	(5)	(22)%	(38)%
Excess spread accretion	161	3	200	5	(39)	(2)	(20)%	(40)%
Reverse MSR amortization	(4)	—	(1)	—	3	—	300%	—%
Total amortization	(242)	(5)	(314)	(8)	(72)	(3)	(23)%	(38)%
Mark-to-Market Adjustments
MSR MTM(3)	(163)	(3)	(195)	(5)	32	2	16%	40%
Excess spread / financing MTM	3	—	18	1	(15)	(1)	(83)%	(100)%
Total MTM adjustments	(160)	(3)	(177)	(4)	17	1	10%	25%
Total revenues - Servicing	$766	15	$753	19	$13	(4)	2%	(21)%

(1)	Calculated basis points (“bps”) are as follows: Annual $ amount/Total Average UPB X 10000.

(2)	Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.

(3)
MSR MTM includes fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM reflected is net of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. In 2017 and 2016, these negative modeled cash flows for the Predecessor totaled $72 and $81, respectively.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 48

Forward - Due to the decline of the forward servicing portfolio’s average UPB, base servicing fee revenue decreased in 2017 as compared to 2016. The decline in base servicing fees per average forward UPB to 18 bps in 2017 from 24 bps in 2016 was a result of an increase in the subservicing portfolio relative to the forward MSR portfolio. In addition, other ancillary revenues decreased in 2017 compared to 2016 due to a nonrecurring gain of approximately $20 in 2016 from the sale of reverse mortgage loans acquired in March 2016 from the execution of a clean-up call option on a reverse mortgage loan trust, as well as a $13 decrease from the elimination of web payment fees in 2017.

MSR prepayment and scheduled amortization decreased in 2017 primarily due to a decline in the UPB associated with the forward MSR portfolio and lower prepayments driven by increased interest rates. Despite an overall increase in interest rates in 2017, total mark-to-market revenue decreased due to greater stability of interest rates in 2017 as compared to 2016.

Subservicing - Subservicing fees increased in 2017 due to the significant expansion of the subservicing portfolios, resulting in an increase in the average UPB of subserviced portfolios of $119 billion compared to 2016. A total UPB of $95 billion was boarded in the second half of 2016 associated with the commencement with two significant subservicing contracts. Another significant subservicing contract was executed in January 2017, of which $105 billion UPB was boarded in 2017. The increase in subservicing UPB was partially offset by the deboarding of $47 billion UPB in the fourth quarter of 2017 related to the termination of a subservicing agreement.

Reverse - Servicing fees on reverse MSR portfolios in 2017 increased compared to 2016 due to the growth in the Predecessor’s reverse mortgage portfolio from the December 2016 acquisition of $9,305 UPB of Fannie Mae reverse mortgage loans, partially offset by the run-off in the legacy portfolios.

49 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Table 5. Servicing Portfolio - Unpaid Principal Balances	Successor	Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Average UPB
Forward MSRs - fair value	$282,806	$279,520	$298,511	$326,477
Subservicing and other(1)	203,341	187,407	170,131	50,965
Reverse loans - amortized cost	29,837	33,380	36,700	28,457
Total average UPB	$515,984	$500,307	$505,342	$405,899

		Successor	Predecessor
		December 31, 2018	December 31, 2017	December 31, 2016
Ending UPB
Forward MSRs - fair value
Agency		$229,108	$202,868	$227,062
Non-agency		66,373	78,512	85,014
Total MSRs - fair value		295,481	281,380	312,076

Subservicing and other(1)
Agency		208,607	183,519	110,848
Non-agency		15,279	8,357	11,371
Total subservicing and other		223,886	191,876	122,219

Reverse loans - amortized cost
MSR		3,940	9,395	10,351
MSL		16,538	15,729	17,574
Securitized loans		7,937	9,988	11,015
Total reverse portfolio serviced		28,415	35,112	38,940
Total ending UPB		$547,782	$508,368	$473,235

(1)
Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold and (iii) agency REO balances for which we own the mortgage servicing rights.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 50

Key Metrics

The table below presents the number of modifications and workout units with our serviced portfolios.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 6. Forward Loan Modifications and Workout Units	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	Amount Change	% Change
Modifications and workout units:
HAMP modifications	5	38	43	7,205	(7,162)	(99)%
Non-HAMP modifications	13,120	16,828	29,948	23,557	6,391	27%
Workouts	7,066	22,700	29,766	44,467	(14,701)	(33)%
Total modification and workout units	20,191	39,566	59,757	75,229	(15,472)	(21)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, total modifications and workouts during 2018 decreased compared to 2017 primarily due to a decrease in repayment plans related to natural disasters that occurred in the fourth quarter of 2017. In addition, HAMP modifications decreased in 2018 as compared to 2017 due to the expiration of the HAMP program on December 31, 2016. Borrowers who had requested assistance, or to whom an offer of assistance had been extended, had until September 30, 2017 to finalize their modification. Partially offsetting the decrease in HAMP modifications and workouts was an increase in Non-HAMP modifications on a combined basis primarily due to a higher volume of natural disaster-related Non-HAMP modifications.

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 6.1. Forward Loan Modifications and Workout Units	Predecessor
	Year Ended December 31,		Amount Change	% Change
	2017	2016
Modifications and workout units:
HAMP modifications	7,205	15,525	(8,320)	(54)%
Non-HAMP modifications	23,557	23,280	277	1%
Workouts	44,467	24,072	20,395	85%
Total modification and workout units	75,229	62,877	12,352	20%

Total modifications and workouts during 2017 increased compared to 2016 due to a significant increase in workouts resulting from a high number of repayment plans in the fourth quarter of 2017 related to the disaster relief programs. HAMP modifications decreased in 2017 as compared to 2016 due to the expiration of the HAMP program.

51 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The overall performance of borrowers within the servicing portfolio continued to improve as reflected in the table below.

Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)	Successor	Predecessor
	December 31, 2018	December 31, 2017	December 31, 2016
Loan count	3,133,784	3,039,495	2,637,254
Average loan amount(2)	$165,748	$155,608	$164,818
Average coupon - credit sensitive(3)	4.9%	4.7%	4.7%
Average coupon - interest sensitive(3)	4.2%	4.2%	4.2%
60+ delinquent (% of loans)(4)	2.2%	3.4%	4.7%
90+ delinquent (% of loans)(4)	1.9%	2.8%	4.2%
120+ delinquent (% of loans)(4)	1.7%	2.4%	3.9%
Total prepayment speed (12-month constant pre-payment rate)	9.1%	12.7%	16.9%

(1)	Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.

(2)	Loan amount is presented in whole dollar amounts.

(3)	The weighted average coupon amounts for our credit and interest sensitive pools presented in the table above are only reflective of our owned forward MSR portfolio that is reported at fair value.

(4)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service loans and increased carrying costs of advances. We continued to experience decreasing delinquency rates in 2018, which helped to preserve the value of MSRs.

Servicer Ratings

We participate in ratings reviews with nationally recognized ratings agencies for our mortgage servicing operations. The attainment of favorable ratings is important to maintaining strong relationships with our customers and compliance with provisions in servicing and debt agreements. The table below sets forth our most recent ratings for our servicing operations.

Table 8. Servicer Ratings	Successor	Predecessor	Predecessor
	Fitch	S&P	Moody’s
Rating date	November 2018	January & February 2018	March 2019

Residential	RPS2-	Above Average	Not Rated
Master Servicer	RMS2+	Above Average	SQ2
Special Servicer	RSS2-	Above Average	Not Rated
Subprime Servicer	RPS2-	Above Average	Not Rated

Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
S&P’s Rating Scale of Strong to Weak
Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 52

Servicing Expenses

The table below summarizes expenses in the Servicing segment.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 9. Servicing - Expenses	Successor		Predecessor				Predecessor
	For the Period August 1 - December 31, 2018		For the Period January 1 - July 31, 2018		Combined(1)		Year ended December 31, 2017		$ Change		% Change
	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Salaries, wages and benefits	$131	6	$175	6	$306	6	$290	6	$16	—	6%	—%
General and administrative
Servicing support fees	59	3	71	2	130	3	134	3	(4)	—	(3)%	—%
Corporate and other general and administrative expenses	66	3	80	3	146	3	127	3	19	—	15%	—%
Foreclosure and other liquidation related expenses	38	2	133	4	171	3	117	2	54	1	46%	50%
Depreciation and amortization	9	—	15	—	24	—	23	—	1	—	4%	—%
Total general and administrative expenses	172	8	299	9	471	9	401	8	70	1	17%	13%
Total expenses - Servicing	$303	14	$474	15	$777	15	$691	14	$86	1	12%	7%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, total expenses increased in 2018 as compared to 2017 primarily due to an increase in foreclosure and other liquidation related expenses. Foreclosure and other liquidation related expenses increased primarily as a result of a refined modeling method which led to an update to reverse MSL. Salaries, wages and benefits on a combined basis increased in 2018 primarily due to the expansion of the servicing portfolio. In addition, on a combined basis, corporate and other general and administrative expenses increased primarily as a result of expenses related to our initiative to increase operational efficiencies and enhance overall customer experience.

53 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 9.1. Servicing - Expenses	Predecessor
	Year Ended December 31,
	2017		2016		$ Change		% Change
	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$290	6	$265	7	$25	(1)	9%	(14)%
General and administrative
Servicing support fees	134	3	147	4	(13)	(1)	(9)%	(25)%
Corporate and other general and administrative expenses	127	3	136	3	(9)	—	(7)%	—%
Foreclosure and other liquidation related expenses	117	2	63	2	54	—	86%	—%
Depreciation and amortization	23	—	23	—	—	—	—%	—%
Total general and administrative expenses	401	8	369	9	32	(1)	9%	(11)%
Total expenses - Servicing	$691	14	$634	16	$57	(2)	9%	(13)%

Expenses increased in 2017 primarily due to an increase in salaries, wages and benefits, which can be attributed to the significant expansion of the Predecessor’s subservicing portfolio in 2017 and a decrease in offshore positions. In 2017, the Predecessor also launched its own reverse mortgage servicing platform and terminated its existing contract with the subservicer, which resulted in an increase in staff for activities previously performed by the subservicer of its reverse mortgage portfolio. In addition, staffing increased as a result of the boarding of loans related to the December 2016 acquisition in its reverse mortgage servicing platform. General and administrative expenses increased in 2017 due to an increase in foreclosure and other liquidation expenses, offset by a decrease in servicing support fees, and corporate and other general and administrative expenses. Cost containment measures, as well as continued performance improvement in its forward mortgage loan portfolio evidenced by lower delinquencies and the closure of its Buffalo, New York facility in August 2017, contributed to the decrease in corporate and other general and administrative expenses. The increase in foreclosure and other liquidation related expenses was primarily due to its reverse servicing portfolio. The Predecessor evaluated its reserve provision based on portfolio performance characteristics. During 2017, reserves increased based on the determination that there were additional potential losses association with claims and other receivables, as well as growth in the Predecessor’s reverse mortgage portfolio due to the December 2016 acquisition.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 54

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 10. Servicing - Other Income (Expense), Net	Successor		Predecessor				Predecessor
	For the Period August 1 - December 31, 2018		For the Period January 1 - July 31, 2018		Combined(1)		Year ended December 31, 2017		$ Change		% Change
	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Reverse mortgage interest income	$206	10	$274	9	$480	9	$490	9	$(10)	—	(2)%	—%
Other interest income	16	1	14	1	30	1	37	1	(7)	—	(19)%	—%
Interest income	222	11	288	10	510	10	527	10	(17)	—	(3)%	—%

Reverse mortgage interest expense	(147)	(6)	(221)	(7)	(368)	(7)	(382)	(7)	(14)	—	(4)%	—%
Advance interest expense	(13)	(1)	(19)	(1)	(32)	(1)	(35)	(1)	(3)	—	(9)%	—%
Other interest expense	(13)	(1)	(28)	(1)	(41)	(1)	(106)	(2)	(65)	1	(61)%	(50)%
Interest expense	(173)	(8)	(268)	(9)	(441)	(9)	(523)	(10)	(82)	1	(16)%	(10)%
Other income (expense)	6	—	(1)	—	5	—	(3)	—	8	—	(267)%	—%
Total other income (expense), net - Servicing	$55	3	$19	1	$74	1	$1	—	$73	1	7,300%	100%

Weighted average cost - advance facilities	4.1%		3.9%		4.0%		3.1%		0.9%		29%
Weighted average cost - excess spread financing	8.8%		8.8%		8.8%		8.9%		(0.1)%		(1)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, total other income (expense), net improved in 2018 as compared to 2017 primarily due to a decrease in interest expense. Interest expense on a combined basis declined primarily as a result of lower compensating interest expense, decreased interest expense related to lower MSR financing and improved banking relationships. In addition, on a combined basis, reverse mortgage interest expense decreased in 2018 due to a significant decline in reverse mortgage interest as compared to 2017. Other income (expense) on a combined basis improved in 2018 primarily due to the gain on sale of MSR. Partially offsetting the improvement in total other income (expense) was a decrease in interest income on a combined basis in 2018 due to the decline in reverse mortgage interest.

55 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 10.1. Servicing - Other Income (Expense), Net	Predecessor
	Year Ended December 31,
	2017		2016		$ Change		% Change
	Amounts	bps	Amounts	bps	Amt	bps	Amt	bps
Reverse mortgage interest income	$490	9	$344	9	$146	—	42%	—%
Other interest income	37	1	3	—	34	1	1,133%	100%
Interest income	527	10	347	9	180	1	52%	11%

Reverse mortgage interest expense	(382)	(7)	(269)	(7)	113	—	42%	—%
Advance interest expense	(35)	(1)	(53)	(1)	(18)	—	(34)%	—%
Other interest expense	(106)	(2)	(120)	(3)	(14)	1	(12)%	33%
Interest expense	(523)	(10)	(442)	(11)	81	1	18%	9%
Other expense	(3)	—	—	—	(3)	—	(100)%	—%
Total other income (expense), net - Servicing	$1	—	$(95)	(2)	$96	2	101%	100%

Weighted average cost - advance facilities	3.1%		2.8%		0.3%		10.7%
Weighted average cost - excess spread financing	8.9%		8.9%		—%		—%

Reverse mortgage interest income and expense increased in 2017 as compared to 2016, primarily due to growth of the reverse mortgage portfolio in December 2016 with the acquisition of $3,691 UPB of securitized reverse mortgage loans and HMBS notes, along with the discount accretion associated with the purchase discount on this acquired portfolio. Other interest income significantly increased due to rising interest rates coupled with improved interest income derived from various banking relationships. Advance interest expense declined in 2017 due to the reduction of advances in 2016, which were primarily associated with sales of the related MSR, as well as portfolio performance. See Note 4, Mortgage Servicing Rights and Related Liabilities for further details related to servicing fees.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 56

Serviced Portfolio and Liabilities

Table 11. Serviced Portfolios and Related Liabilities	Successor			Predecessor
	December 31, 2018			December 31, 2017
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs
Agency	$229,108	$3,027	4.5%	$202,868	$2,251	4.5%
Non-agency	66,373	638	4.8%	78,512	686	4.6%
Total forward MSRs - fair value	295,481	3,665	4.5%	281,380	2,937	4.5%

Subservicing and other(1)
Agency	208,607	N/A	N/A	183,519	N/A	N/A
Non-agency	15,279	N/A	N/A	8,357	N/A	N/A
Total subservicing and other	223,886	N/A	N/A	191,876	N/A	N/A

Reverse portfolio - amortized cost
MSR	3,940	11	N/A	9,395	4	N/A
MSL	16,538	(71)	N/A	15,729	(41)	N/A
Securitized loans	7,937	7,934	N/A	9,988	9,984	N/A
Total reverse portfolio serviced	28,415	7,874	N/A	35,112	9,947	N/A
Total servicing portfolio unpaid principal balance	$547,782	$11,539	N/A	$508,368	$12,884	N/A

(1)
Subservicing and other amounts include loans we service for others, residential mortgage loans originated but have yet to be sold, and agency REO balances for which we own the mortgage servicing rights.

We assess whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. We consider numerous factors in making this assessment, with the primary factors consisting of the overall portfolio delinquency characteristics, portfolio seasoning and residential mortgage loan composition. Interest rate sensitive portfolios typically consist of single-family conforming residential forward mortgage loans serviced for GSEs or other third-party investors. Credit sensitive portfolios primarily consist of higher delinquency single-family non-conforming residential forward mortgage loans in private-label securitizations.

Table 12. Fair Value MSR Valuation	Successor			Predecessor
	December 31, 2018			December 31, 2017
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs - Fair Value
Credit sensitive	$135,752	$1,495	110	$167,605	$1,572	94
Interest sensitive	159,729	2,170	136	113,775	1,365	120
Total MSRs - fair value	$295,481	$3,665	124	$281,380	$2,937	104

As of December 31, 2018, when measuring the fair value of the portfolio as a basis point of the unpaid principal balance, our credit sensitive pool increased in value compared to the Predecessor’s December 31, 2017 credit sensitive pool due to improved portfolio performance as evidenced by lower delinquency and foreclosure rates. The fair value of the portfolio as a basis point of our interest sensitive portfolio increased compared to the Predecessor’s December 31, 2017 fair value due to lower prepayment speeds resulting from a higher interest rate environment.

57 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The following table provides information on the fair value of our owned forward MSR portfolio.

Table 13. MSRs - Fair Value, Roll Forward	Successor	Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017
Fair value - beginning of period	$3,413	$2,937	$3,160
Additions:
Servicing resulting from mortgage loans sold	120	162	203
Purchases of servicing rights	479	144	66
Dispositions:
Sales and cancellation of servicing assets(1)	(111)	4	(60)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(78)	203	(32)
Interest sensitive	(45)	127	(69)
Other changes in fair value:
Scheduled principal payments	(39)	(45)	(81)
Disposition of negative MSRs and other(2)	14	27	68
Prepayments
Voluntary prepayments
Credit sensitive	(36)	(71)	(168)
Interest sensitive	(37)	(54)	(105)
Involuntary prepayments
Credit sensitive	(7)	(12)	(28)
Interest sensitive	(8)	(9)	(17)
Fair value - end of period	$3,665	$3,413	$2,937

(1)	Amount for the seven months ended July 31, 2018 was related to the sale of nonperforming loans, which had a negative MSR value.

(2)	Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

Table 14. MSRs - Fair Value	Successor	Predecessor
	December 31, 2018	December 31, 2017
Credit Sensitive MSRs
Discount rate	11.3%	11.4%
Weighted average prepayment speeds	11.8%	15.2%
Weighted average life of loans	6.4 years	5.7 years

Interest Sensitive MSRs
Discount rate	9.3%	9.2%
Weighted average prepayment speeds	10.0%	10.7%
Weighted average life of loans	7.0 years	6.7 years

The discount rate for credit sensitive and interest sensitive MSRs as of December 31, 2018 remained consistent compared to December 31, 2017. The weighted average life of loans for both credit and interest sensitive MSRs increased as a result of decreased weighted average prepayment speeds, which were attributable to higher interest rates period over period.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 58

The discount rate is used to determine the present value of estimated future net servicing income, which is based on the required rate of return market investors would expect for an asset with similar risk characteristics. The discount rate is determined through review of recent market transactions as well as comparing the discount rate to those utilized by third-party valuation specialists.

Total prepayment speeds represent the annual rate at which borrowers are forecasted to repay their mortgage loan principal, which includes estimates for both voluntary and involuntary borrower liquidations. The expected weighted-average life represents the total years we expect to service the MSR.

Excess Spread Financing

As further disclosed in Note 4, Mortgage Servicing Rights and Related Liabilities and Note 23, Transactions with Affiliates, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

The servicing fees associated with an MSR can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is designed to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. We sell a percentage of the excess fee, as a method for efficiently financing acquired MSRs and the purchase of loans. These financings have been provided by New Residential and third parties associated with funds and accounts under management of BlackRock Financial Management, Inc. and Värde Partners, Inc.

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. In Note 4, Mortgage Servicing Rights and Related Liabilities, the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of December 31, 2018 and 2017 is disclosed.

59 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The following table sets forth the change in the excess spread liability and the related weighted average assumptions for the years ended December 31, 2018 and 2017.

Table 15. Excess Spread Financing	Successor	Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017
Fair value - beginning of period	$1,039	$996	$1,214
Additions:
New financings	255	70	—
Deductions:
Repayments of debt	(38)	(3)	(23)
Settlements of principal balances	(77)	(105)	(207)
Changes in fair value:
Credit sensitive	23	73	16
Interest sensitive	(18)	8	(4)
Fair value - end of period	$1,184	$1,039	$996

		Successor	Predecessor
Key Assumptions		December 31, 2018	December 31, 2017
Weighted average prepayment speeds		11.0%	13.7%
Weighted average life of loans		6.5 years	5.9 years
Discount rate		10.4%	10.8%

Credit Sensitive
Mortgage prepayment speeds		11.6%	14.3%
Average life of mortgage loans		6.3 years	5.8 years
Discount rate		11.1%	11.1%

Interest Sensitive
Mortgage prepayment speeds		9.9%	11.1%
Average life of mortgage loans		7.0 years	6.3 years
Discount rate		9.0%	8.9%

In conjunction with the excess spread financing servicing acquisition structure, we had previously entered into several sale agreements whereby we sold the right to repayment on outstanding private-label servicing advances and sold the right to receive the base fee component on the related MSRs. We continue to service the loans in exchange for a portion of the base fee. These financings are recorded at fair value, and the change in fair value is recorded against servicing revenue and interest imputed on the outstanding liability is recorded as interest expense.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 60

Table 16. MSRs Financing Liability - Rollforward	Successor	Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017
Fair value - beginning of period	$26	$10	$27
Changes in fair value(1):
Changes in valuation inputs or assumptions used in the valuation model	11	22	(19)
Other changes in fair value	(5)	(6)	2
Fair value - end of period	$32	$26	$10

		Successor	Predecessor
Weighted-Average Assumptions		December 31, 2018	December 31, 2017
Advance financing rates		4.2%	3.5%
Annual advance recovery rates		19.0%	23.2%

(1)
The changes in fair value related to our MSR financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs and changes in the fair value model assumptions.

We estimate fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at December 31, 2018 and 2017 being advance financing rates and annual advance recovery rates. The liability value increased in 2018 primarily due to the increase in the UPB of the underlying MSR, which resulted in an increase in the amounts owed to the counterparty over 2018.

The following table provides an overview of our forward servicing portfolio and amounts that involve excess spread financing with our co-invest partners for the periods indicated.

Table 17. Leveraged Portfolio Characteristics	Successor	Predecessor
	December 31, 2018	December 31, 2017
Owned forward servicing portfolio - unencumbered	$103,644	$84,488
Owned forward servicing portfolio - encumbered	191,837	196,892
Subserviced forward servicing portfolio and other	223,886	191,876
Total unpaid principal balance	$519,367	$473,256

The encumbered forward servicing portfolio consists of residential mortgage loans included within our excess spread financing transactions and MSR financing liability. Subserviced and other amounts include (1) loans serviced for others, (2) residential mortgage loans originated but not yet sold, and (3) agency REO balances for which we own the mortgage servicing rights. The increase in subserviced forward servicing portfolio and other was primarily due to the transfer of subserviced portfolios during 2018.

Reverse - MSRs Participating Interests - Amortized Cost

The table below provides detail of the characteristics and key performance metrics of the reverse servicing portfolio, which is included in MSRs and participating interests in reverse mortgages. Such assets are recorded at amortized cost.

Table 18. Reverse - Mortgage Portfolio Characteristics	Successor	Predecessor
	December 31, 2018	December 31, 2017
Loan count	192,810	212,415
Ending unpaid principal balance	$28,415	$35,112
Average loan amount(1)	$147,374	$165,299
Average coupon	4.5%	3.8%
Average borrower age	79	79

61 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

(1)	Average loan amount is presented in whole dollar amounts.

From time to time, we acquire servicing rights and participating interests in reverse mortgage portfolios. Reverse mortgage loans, known as HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower’s home. For acquired servicing rights, an MSR or MSL is established on the acquisition date at fair value, as applicable, based on the proceeds paid or received to service the reverse portfolio.

Each quarter, we amortize or accrete the MSR or MSL to service related revenue, net of the respective portfolios run-off. The MSR or MSL is assessed for impairment or increased obligation based on its fair value, using a variety of assumptions, with the primary assumption being discount rates, prepayment speeds and the borrower life expectancy. The MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in the valuation allowance.

Based on our assessment, no impairment was required to be recorded for reverse MSRs as of December 31, 2018. No impairment was required to be recorded for reverse MSRs as of December 31, 2017 based on the Predecessor’s assessment.

Originations Segment

Our Originations segment comprises both direct-to-consumer and correspondent lending.

The direct-to-consumer lending channel originates first-lien conventional and government-insured loans. The direct-to-consumer strategy relies on call centers, our website and our mobile app to interact with customers. Our primary focus is to assist customers currently in our servicing portfolio with a refinance or home purchase. Through this process, we increased our originations margin by reducing marketing and other costs to acquire customers, as well as replenish our servicing portfolio.

The correspondent lending channel acquires newly originated residential mortgage loans that have been underwritten to investor guidelines. This includes both conventional and government-insured loans that qualify for inclusion in securitizations that are guaranteed by the GSEs. The correspondent lending channel enables us to replenish servicing portfolio run-off typically at better return thresholds than traditional bulk or flow acquisitions.

To mitigate credit risk, we typically sell loans within 30 to 60 days of origination while retaining the associated servicing rights. Servicing rights can be retained, sold (servicing released) or be given back to the investor (or a portion of the servicing rights) depending on the subservicing or co-invest agreements.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 62

The following tables set forth the results of operations from the Originations segment.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 19. Originations - Operations	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Revenues	$181	$306	$487	$591	$(104)	(18)%
Expenses	155	245	400	439	(39)	(9)%
Other income (expenses), net	6	1	7	1	6	600%
Income before income tax expense	$32	$62	$94	$153	$(59)	(39)%
Income before taxes margin	17.7%	20.3%	19.3%	25.9%	(6.6)%	(25)%

	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Revenue	$181	$306	$487	$591	$(104)	(18)%
Pull through adjusted lock volume	$8,295	$11,907	$20,202	$17,731	$2,471	14%
Revenue basis points(2)	2.18%	2.57%	2.41%	3.33%	(0.92)%	(28)%

Expenses	$155	$245	$400	$439	$(39)	(9)%
Funded volume	$8,884	$12,317	$21,201	$19,140	$2,061	11%
Expenses basis points(3)	1.74%	1.99%	1.89%	2.29%	(0.40)%	(17)%

Margin	0.44%	0.58%	0.52%	1.04%	(0.52)%	(11)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.

(3)	Calculated on funded volume as expenses are incurred based on closing of the loan.

On a combined basis, income before income tax expense decreased in 2018 as compared to 2017 primarily due to a decline in revenues. Revenues on a combined basis in 2018 declined as a result of lower margins due to a shift in channel mix from direct-to-consumer to correspondent mix. In addition, the shift to correspondent mix contributed to the decrease in revenue basis points on a combined basis in 2018 as compared to 2017. Expenses on a combined basis decreased in 2018 compared to 2017 primarily due to expense management and correspondent channel growth.

63 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 19.1. Originations - Operations	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenues	$591	$738	$(147)	(20)%
Expenses	439	527	(88)	(17)%
Other income (expenses), net	1	4	(3)	(75)%
Income before income tax expense	$153	$215	$(62)	(29)%
Income before taxes margin	25.9%	29.1%	(3.2)%	(11)%

	Predecessor
	Year Ended December 31,
	2017	2016	Amount Change	% Change
Revenue	$591	$738	$(147)	(20)%
Pull through adjusted lock volume	17,731	20,470	(2,739)	(13)%
Revenue basis points(1)	3.33%	3.61%	(0.28)%	(8)%

Expenses	$439	$527	$(88)	(17)%
Funded volume	19,140	20,316	(1,176)	(6)%
Expenses basis points(2)	2.29%	2.59%	(0.30)%	(12)%

Margin	1.04%	1.02%	0.02%	2%

(1)	Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.

(2)	Calculated on funded volume as expenses are incurred based on closing of the loan.

Although income before income taxes for 2017 decreased as compared to 2016 due to a decrease in revenues, earnings margin improved during 2017. The earnings margin improvement was primarily due to a reduction of expenses, causing a decline in expenses basis points. Revenue basis points in 2017 declined in comparison to 2016 primarily due to a higher correspondent mix and lower HARP mix. Revenue decreased as a result of lower volumes. Expenses basis points declined in 2017 due to a decrease in expenses of 17% compared to 2016. The decrease in expenses was a result of cost reduction initiatives, increased productivity and non-recurring TRID related expenses that were incurred in 2016.

Gain on Mortgage Loans Held for Sale
Gain on mortgage loans held for sale represents the realized gains and losses on loan sales and settled derivatives. The gain on mortgage loans held for sale is a function of the volume and margin of our originations activity and is impacted by fluctuations in interest rates.

Net Gain on Mortgage Loans Held for Sale
The net gain on mortgage loans held for sale includes gain on mortgage loans held for sale as well as capitalized servicing rights and mark-to-market adjustments on mortgage loans held for sale and related derivative financial instruments. We recognize the fair value of the interest rate lock commitments (“IRLC”), including the fair value of the related servicing rights, at the time we commit to originate or purchase a loan at specified terms. Loan origination costs are recognized as the obligations are incurred, which typically aligns with the date of loan funding for direct-to-consumer originations and the date of loan purchase for correspondent lending.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 64

Revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the table below.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 20. Originations - Revenues	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Service related, net - Originations	$24	$36	$60	$63	$(3)	(5)%
Net gain on mortgage loans held for sale
Gain on loans originated and sold	71	113	184	381	(197)	(52)%
Fair value adjustments on loans held for sale	6	—	6	9	(3)	(33)%
Mark-to-market on locks and commitments(2)	(11)	1	(10)	(32)	22	(69)%
Mark-to-market on derivative/hedge	(20)	1	(19)	(29)	10	(34)%
Capitalized servicing rights	114	156	270	192	78	41%
Provision of repurchase reserves, net of release	(3)	(1)	(4)	7	(11)	(157)%
Total net gain on mortgage loans held for sale	157	270	427	528	(101)	(19)%
Total revenues - Originations	$181	$306	$487	$591	$(104)	(18)%

Key Metrics
Consumer direct lock pull through adjusted volume(3)	$3,588	$6,100	$9,688	$11,319	$(1,631)	(14)%
Other locked pull through adjusted volume(3)	4,707	5,807	10,514	6,412	4,102	64%
Total pull through adjusted volume	$8,295	$11,907	$20,202	$17,731	$2,471	14%
Funded volume	$8,884	$12,317	$21,201	$19,140	$2,061	11%
Funded HARP volume	$296	$832	$1,128	$3,540	$(2,412)	(68)%
Recapture percentage	24.8%	23.8%	24.6%	27.4%	(2.8)%	(10)%
Purchase percentage of funded volume	55.8%	46.7%	64.7%	30.7%	34.0%	111%
Value of capitalized servicing	130 bps	120 bps	126 bps	101 bps	25	25%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.

(3)	Pull through adjusted volume represents the expected funding from locks taken during the year.

Total revenues on a combined basis decreased in 2018 as compared to 2017 primarily due to a decline in the gain on loans originated and sold. On a combined basis, the gain on loans originated and sold decreased in 2018 primarily due to higher correspondent channel mix volume in 2018, which has a lower margin than the direct-to-consumer channel mix. Partially offsetting the decrease in the gain on loans originated and sold was an increase in capitalized servicing rights and mark-to-market on locks and commitments on a combined basis, as a result of a higher interest rate environment in 2018 compared to 2017.

65 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 20.1. Originations - Revenues	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Service related, net - Originations	$63	$63	$—	—%
Net gain on mortgage loans held for sale
Gain on loans originated and sold	381	458	(77)	(17)%
Fair value adjustments on loans held for sale	9	(15)	24	(160)%
Mark-to-market on locks and commitments(1)	(32)	2	(34)	(1,700)%
Mark-to-market on derivative/hedge	(29)	27	(56)	(207)%
Capitalized servicing rights	192	197	(5)	(3)%
Provision of repurchase reserves, net of release	7	6	1	17%
Total net gain on mortgage loans held for sale	528	675	(147)	(22)%
Total revenues - Originations	$591	$738	$(147)	(20)%

Key Metrics
Consumer direct lock pull through adjusted volume(2)	$11,319	$13,728	$(2,409)	(18)%
Other locked pull through adjusted volume(2)	6,412	6,742	(330)	(5)%
Total pull through adjusted volume	$17,731	$20,470	$(2,739)	(13)%
Funded volume	$19,140	$20,316	$(1,176)	(6)%
Funded HARP volume	$3,540	$4,311	$(771)	(18)%
Recapture percentage	27.4%	28.6%	(1.2)%	(4)%
Purchase percentage of funded volume	30.7%	23.5%	7.2%	31%
Value of capitalized servicing	101 bps	97 bps	4	4%

(1)	Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.

(2)	Pull through adjusted volume represents the expected funding from locks taken during the year.

Total revenue decreased in 2017 as compared to 2016 due to a decline in total net gain on mortgage loans held for sale. Gain on loans originated and sold decreased in 2017 primarily due to lower locked volumes. The decrease in locked volumes was a result of increased interest rates over 2017, which drove lower demand for refinance loans. The decrease in locked volumes and the change in interest rates over 2017 also contributed to the decrease in mark-to-market on locks and commitments and mark-to-market on derivative/hedge revenues.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 66

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 21. Originations - Expenses	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Salaries, wages and benefits	$95	$148	$243	$263	$(20)	(8)%
General and administrative
Loan origination expenses	19	32	51	59	(8)	(14)%
Corporate and other general and administrative expenses	18	26	44	49	(5)	(10)%
Marketing and professional service fee	18	32	50	58	(8)	(14)%
Depreciation and amortization	5	7	12	10	2	20%
Total general and administrative	60	97	157	176	(19)	(11)%
Total expenses - Originations	$155	$245	$400	$439	$(39)	(9)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Total expenses on a combined basis decreased 9% in 2018 compared to 2017 primarily due to a decline in salaries, wages and benefits expense, loan origination expenses and marketing and professional service fee expenses. On a combined basis, salaries, wages and benefits expense declined in 2018 primarily as a result of lower volumes and decreased headcount in the direct-to-consumer channel. Loan origination expenses and marketing and professional service fee expenses, on a combined basis, declined in 2018 primarily due to cost reduction initiatives and decreased volumes.

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 21.1. Originations - Expenses	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Salaries, wages and benefits	$263	$297	$(34)	(11)%
General and administrative
Loan origination expenses	59	76	(17)	(22)%
Corporate and other general and administrative expenses	49	72	(23)	(32)%
Marketing and professional service fee	58	59	(1)	(2)%
Depreciation and amortization	10	11	(1)	(9)%
Loss on impairment of assets	—	12	(12)	(100)%
Total general and administrative	176	230	(54)	(23)%
Total expenses - Originations	$439	$527	$(88)	(17)%

Total expenses decreased 17% in 2017 compared to 2016 primarily due to declines in volumes, expense initiatives and improvements in efficiency. In addition, a one-time $12 impairment charge was incurred in 2016 related to the impairment of the Greenlight trade name. Partially offsetting the volume related reductions during 2017 were exit and restructuring costs incurred to improve the alignment of costs with current operations. The restructuring costs included $1 of severance expense in salaries, wages and benefits and $2 of exit costs included in corporate and other general and administrative expenses associated with the restructuring of leases. In addition, lower loan origination expenses contributed to the overall decrease in expenses due to lower TRID expenses and stronger underwriting in 2017.

67 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 22. Originations - Other Income (Expenses), Net	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Interest income	$27	$38	$65	$55	$10	18%
Interest expense	(26)	(37)	(63)	(54)	9	17%
Other income	5	—	5	—	5	100%
Other income, net - Originations	$6	$1	$7	$1	$6	600%

Weighted average coupon - mortgage loans held for sale	4.9%	4.5%	4.7%	4.1%	0.6%	15%
Weighted average cost of funds (excluding facility fees)	4.5%	4.2%	4.4%	3.5%	0.9%	26%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans.

On a combined basis, interest income increased in 2018 primarily due to higher funded volume, as compared to 2017. Interest expense on a combined basis also increased primarily as a result of increased cost of funds from an increase in the interest rate index in 2018. In addition, other income on a combined basis increased in 2018 due to the recognition of incentives we received related to our financing of certain loans satisfying certain consumer relief characteristics. In September 2018, we entered into a master repurchase agreement that provides us with incentives to finance mortgage loans satisfying certain consumer relief characteristics as provided in the agreement. In 2018, on a combined basis, we recorded $5 in other income related to such incentives.

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 22.1. Originations - Other Income (Expenses), Net	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Interest income	$55	$63	$(8)	(13)%
Interest expense	(54)	(58)	(4)	(7)%
Other expense	—	(1)	(1)	(100)%
Other income, net - Originations	$1	$4	$(3)	(75)%

Weighted average coupon - mortgage loans held for sale	4.1%	3.9%	0.2%	5%
Weighted average cost of funds (excluding facility fees)	3.5%	2.9%	0.6%	21%

Due to reduced originated loan volume, interest income declined in 2017 as compared to 2016. Interest expense also declined primarily as a result of lower financed amounts in response to decreased originations activity in 2017.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 68

Xome Segment

Our Xome segment is a leading provider of technology and data-enhanced solutions to home buyers, home sellers, real estate professionals and companies engaged in the origination and/or servicing of mortgage loans. Xome seeks to transform the real estate experience by making the challenge of buying or selling a home less complex and increasing transparency through the partnering of both online and offline components of the transaction cycle. The result provides customers a more streamlined and cohesive real estate environment. Xome is comprised of three revenue types categorized as Exchange, Services and Data/Technology.

Exchange revenue is comprised of real estate disposition services. The Xome.com auction platform leverages our proprietary auction technology designed to increase transparency, reduce fraud risk and provide better execution for property sales. Success of this mission is evidenced by generally higher sales price and lower average days to sell compared to traditional property sales.

Services revenue is comprised of title, escrow, valuation and field services related to real estate purchases, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Today, significant opportunities still exist with respect to penetration of current and new customers. During 2018, we added over 9 new title clients. In August 2018, Xome acquired Assurant Mortgage Solutions (“AMS”) and related entities which contributed to 24% of total revenues for the year, on a combined basis.

Data/Technology revenue includes sales of data solutions to real estate franchisors, brokerages, agents and MLS organizations and associations. Data/Technology contains a diversified set of businesses including Xome Analytics (primarily multiple listing service (“MLS”) data and analytics). Quantarium (artificial intelligence powered valuation and other real estate data and analytics), and Xome Signings (technology enabled notary services). Xome Analytics provides aggregation, standardization and licensing for one of the nation’s largest set of MLS, public records and neighborhood demographic data. Quantarium is an artificial intelligence company which has developed a sophisticated machine based property valuation model and built one of the largest real estate data lakes in the US. Quantarium serves clients in both the mortgage and real estate sectors. This unit also includes the financial results of Xome corporate functions. In February 2018, Xome sold its software-based business of its Real Estate Digital (“RED”) business but retained RED’s reDataVault proprietary offering, which is home to Xome’s MLS data, and continues to provide this service to RED and other industry related businesses.

The following tables set forth the results of operation for the Xome segment.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 23. Xome - Operations	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Revenues	$177	$149	$326	$291	$35	12%
Expenses	178	123	301	247	54	22%
Other income (expenses), net	—	9	9	9	—	—%
Income before income tax expense	$(1)	$35	$34	$53	$(19)	(36)%
Income before taxes margin	(0.6)%	23.5%	10.4%	18.2%	(7.8)%	(43)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, income before income taxes decreased in 2018 compared to 2017 due to an increase in expenses primarily driven by operational expenses related to the acquisition of AMS and decreased revenues for both Exchange and Data/Technology, due to lower volume of sales. This decrease in income before income taxes was partially offset by increased revenues for Services related to the AMS acquisition, which contributed to higher volumes of units for valuation and field services.

69 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 23.1 Xome - Operations	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenues	$291	$423	$(132)	(31)%
Expenses	247	354	(107)	(30)%
Other income (expenses), net	9	—	9	100%
Income before income tax expense	$53	$69	$(16)	(23)%
Income before taxes margin	18.2%	16.3%	1.9%	12%

Income before income taxes decreased in 2017 compared to 2016 due to a decline in revenues driven by lower volume of property listings sold and completed services orders. Offsetting the decrease in revenues was a decrease in expenses, primarily in compensation related expenses as a result of a decline in headcount and direct vendor costs due to volume decline. In addition, Xome recorded a gain of $8 in 2017 to other income (expenses) in connection with the sale of its retail title division.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 24. Xome - Revenues	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Exchange	$34	$62	$96	$109	$(13)	(12)%
Services	135	74	209	152	57	38%
Data/Technology	8	13	21	30	(9)	(30)%
Total revenues - Xome	$177	$149	$326	$291	$35	12%

Key Metrics
Exchange property listings sold	3,952	6,920	10,872	11,985	(1,113)	(9)%
Exchange property listings at period end	6,177	5,867	6,177	3,963	2,214	56%
Services completed orders	808,503	264,031	1,072,534	422,658	649,876	154%
Percentage of revenue earned from third-party customers	56.2%	28.0%	43.3%	34.6%	8.7%	25%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Exchange revenues on a combined basis decreased in 2018 compared to 2017 due to a decrease in the number of property listings sold. Revenues earned from default property listings decreased, as our outflow outpaced our referral inflow, and contributed to the reduction in properties sold. Despite the reduction in total property listings sold on a combined basis, revenues earned from third-party customers for the year ended 2018 increased by approximately 130% compared to the year ended 2017. The increase in third-party revenue was due to our focus on business development efforts with new and existing third-party customers.

Services revenues on a combined basis increased in 2018 as compared to 2017 primarily due to the August 2018 acquisition of the AMS entities plus the increase in our product offerings and product mix for the collateral valuations business. This was partially offset by a decline in title and escrow services mainly due to higher interest rates in 2018 that resulted in a decreased order volume and adversely impacted revenue. In addition, Xome sold its retail title division in June 2017, which contributed to the decline in revenues for our legacy title and escrow services.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 70

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 24.1 Xome - Revenues	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Exchange	$109	$153	$(44)	(29)%
Services	152	238	(86)	(36)%
Data/Technology	30	32	(2)	(6)%
Total revenues - Xome	$291	$423	$(132)	(31)%

Key Metrics
Exchange property listings sold	11,985	17,319	(5,334)	(31)%
Exchange property listings at period end	3,963	4,669	(706)	(15)%
Services completed orders	422,658	594,623	(171,965)	(29)%
Percentage of revenue earned from third-party customers	34.6%	40.2%	(5.6)%	(14)%

Exchange revenues decreased in 2017 compared to 2016 due to a decrease in the number of property listings sold. Revenues earned from default property listings decreased, as the Predecessor’s outflow outpaced its referral inflow, and contributed to the reduction in properties sold. Despite the reduction in total property listings sold, revenues earned from third-party customers for the year ended 2017 increased by 82% compared to the year ended 2016. The increase in third-party revenue was due to the Predecessor’s focus on business development efforts with new and existing third-party customers.

Services revenues decreased in 2017 as compared to 2016, primarily due to a decline in national and retail title and escrow services and collateral valuation services. Higher interest rates in 2017 resulted in a decreased order volume and adversely impacted the national and retail title and escrow services revenue. In addition, Xome sold its retail title division in June 2017, which contributed to the decline in revenues. Revenues from collateral valuation services decreased primarily due to a decrease in the delinquency rate of the Predecessor’s servicing portfolio and the termination of a nonprofitable client relationship in third quarter 2016.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 25. Xome - Expenses	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Salaries, wages and benefits	$73	$58	$131	$126	$5	4%
General and administrative
Operational expenses	100	58	158	104	54	52%
Depreciation and amortization	5	7	12	14	(2)	(14)%
Loss on impairment of assets	—	—	—	3	(3)	(100)%
Total general and administrative	105	65	170	121	49	40%
Total expenses - Xome	$178	$123	$301	$247	$54	22%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, total expenses increased in 2018 as compared to 2017, primarily driven by an increase in operational expenses. The increase in operational expenses on a combined basis was primarily due to the acquisition of AMS in August 2018.

71 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 25.1 Xome - Expenses	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Salaries, wages and benefits	$126	$175	$(49)	(28)%
General and administrative
Operational expenses	104	154	(50)	(32)%
Depreciation and amortization	14	21	(7)	(33)%
Loss on impairment of assets	3	4	(1)	(25)%
Total general and administrative	121	179	(58)	(32)%
Total expenses - Xome	$247	$354	$(107)	(30)%

Salaries, wages and benefits expense decreased in 2017 compared to 2016 largely due to a reduction in headcount and the sale of the retail title division in 2017. The decrease in operational expenses was driven by a decline in direct vendor costs in conjunction with the decrease in revenues, as well as a decrease in system transaction related fees as the Predecessor completed the migration of its operations off of third-party platforms onto its proprietary technology. Operational expenses were also positively impacted by a decline in facility related expenses in conjunction of the sale of its retail title business and decrease in technology expenses due to reduction in headcount. Depreciation and amortization decreased primarily due to the retirement of the legacy technology. In addition, the Predecessor recorded a $3 loss on impairment of assets due to a $2 write off of goodwill in connection with the sale of Xome’s retail title division in June 2017 and a $1 impairment in customer relationships related to the loss of a major customer. In 2016, we experienced loss of a customer and determined that a certain tradename did not have any future value. Accordingly, a non-cash charge of $4 was recorded in 2016 for the impairment of these assets.

Corporate and Other

Our Corporate and Other segment records interest expense on our unsecured senior notes and other corporate debt, income or loss from our legacy portfolio consisting of non-prime and nonconforming residential mortgage loans and corporate expenses that are not directly attributable to our operating segments. The legacy portfolio consists of Predecessor loans that were transferred to a securitization trust in 2009 that was structured as a secured borrowing. The securitized loans are recorded as mortgage loans in our consolidated balance sheets and the asset-backed certificates acquired by third parties are recorded as nonrecourse debt.

Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments.

The following tables set forth the results of operations for the Corporate and Other segment.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 26. Corporate and Other - Operations	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Revenues	$—	$1	$1	$2	$(1)	(50)%
Expenses	71	103	174	98	76	78%
Other income (expense), net	(85)	(78)	(163)	(142)	(21)	15%
Loss before income tax expense (benefit)	$(156)	$(180)	$(336)	$(238)	$(98)	41%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

On a combined basis, the loss before income taxes increased in 2018 as compared to 2017 due to an increase in expenses primarily as a result of the Nationstar acquisition. Other income (expense), net declined on a combined basis in 2018 primarily due to an increase in interest expense on a higher debt balance.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 72

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 26.1 Corporate and Other - Operations	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenues	$2	$1	$1	100%
Expenses	98	129	(31)	(24)%
Other income (expense), net	(142)	(151)	9	(6)%
Loss before income tax expense (benefit)	$(238)	$(279)	$41	(15)%

Loss before income taxes improved in 2017 as compared to 2016 due to lower expenses related to reductions in legal and marketing expenses and cost containment initiatives taken during 2017. In addition, 2016 expenses included non-recurring costs associated with restructuring costs and technology disposition. A decrease in interest expense on unsecured senior notes due to the continued repurchase of unsecured senior notes further contributed to the improvement in loss before income taxes.

Table 27. Legacy Portfolio	Successor	Predecessor
	December 31, 2018	December 31, 2017
Performing - UPB	$145	$153
Nonperforming (90+ delinquency) - UPB	27	39
REO - estimated fair value	4	1
Total legacy portfolio	$176	$193

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 28. Corporate and Other - Expenses	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Salaries, wages and benefits	$38	$45	$83	$63	$20	32%
General and administrative
Operational expenses	13	54	67	23	44	191%
Depreciation and amortization	20	4	24	12	12	100%
Total general and administrative	33	58	91	35	56	160%
Total expenses - Corporate and Other	$71	$103	$174	$98	$76	78%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Total expenses on a combined basis for 2018 increased as compared to 2017 primarily due to increased expenses related to the Nationstar acquisition.

73 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 28.1 Corporate and Other - Expenses	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Salaries, wages and benefits	$63	$53	$10	19%
General and administrative
Operational expenses	23	59	(36)	(61)%
Depreciation and amortization	12	8	4	50%
Loss on impairment of assets	—	9	(9)	(100)%
Total general and administrative	35	76	(41)	(54)%
Total expenses - Corporate and Other	$98	$129	$(31)	(24)%

Total expenses for 2017 decreased as compared to 2016 due to non-recurring expenses in the fourth quarter of 2016 related to restructuring costs and technology disposition. In addition, cost containment initiatives, which included lower legal expenses, lower marketing costs associated with brand spending and efficiencies realized in the management of the Predecessor’s legacy portfolio, contributed to the decrease in expenses. The increase in depreciation and amortization in 2017 was related to the growth in the Predecessor’s network platforms and development of its new website, which launched in December 2016. Salaries, wages and benefits increased in 2017 due to a shift from previously outsourced positions to internal positions with the expansion of its offshore shared services.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 29. Corporate and Other - Other Income (Expenses), Net	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Interest income - legacy portfolio	$5	$7	$12	$14	$(2)	(14)%
Other interest income	2	—	2	1	1	(100)%
Total interest income	7	7	14	15	(1)	7%

Interest expense - legacy portfolio	(1)	(3)	(4)	(6)	(2)	(33)%
Interest expense on unsecured senior notes	(90)	(77)	(167)	(144)	23	16%
Other interest expense	(2)	(3)	(5)	(4)	1	25%
Total interest expense	(93)	(83)	(176)	(154)	22	14%
Other income (expense)	1	(2)	(1)	(3)	2	67%
Other income (expense), net - Corporate and Other(2)	$(85)	$(78)	$(163)	$(142)	$(21)	(15)%

Weighted average cost - unsecured senior notes	7.1%	7.4%	7.2%	7.3%	(0.1)%	(1.4)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)
Other income (expense), net for the Corporate and Other segment consists of interest expense on our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes.

On a combined basis, other income (expense), net increased in 2018 compared to 2017 primarily due to an increase in interest expense on unsecured senior notes. Interest expense on unsecured senior notes on a combined basis increased primarily as a result of a higher debt balance and higher borrowing rates under the new unsecured senior notes that were executed in July 2018 to fund the Nationstar acquisition.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 74

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 29.1 Corporate and Other - Other Income (Expenses), Net	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Interest income - legacy portfolio	$14	$14	$—	—%
Other interest income	1	1	—	—%
Total interest income	15	15	—	—%

Interest expense - legacy portfolio	(6)	(7)	(1)	(14)%
Interest expense on unsecured senior notes	(144)	(152)	(8)	(5)%
Other interest expense	(4)	(6)	(2)	(33)%
Total interest expense	(154)	(165)	(11)	(7)%
Other income (expense)	(3)	(1)	(2)	(200)%
Other income (expense), net - Corporate and Other(1)	$(142)	$(151)	$9	6%

Weighted average cost - unsecured senior notes	7.3%	7.3%	—%	—%

(1)
Other income (expense), net for the Corporate and Other segment consists of interest expense on our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes.

Other income (expense), net improved in 2017 compared to 2016 primarily due to the reduction in interest expense on unsecured senior notes as a result of the repurchase of unsecured senior notes over both years. The Predecessor repurchased $120 and $40 of outstanding notes during 2017 and 2016, respectively.

75 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Changes in Financial Position

Table 30. Assets	Successor	Predecessor
	December 31, 2018	December 31, 2017	$ Change	% Change
Cash and cash equivalents	$242	$215	$27	12.6%
Mortgage servicing rights	3,676	2,941	735	25.0%
Advances and other receivables, net	1,194	1,706	(512)	(30.0)%
Reverse mortgage interests, net	7,934	9,984	(2,050)	(20.5)%
Mortgage loans held for sale at fair value	1,631	1,891	(260)	(13.7)%
Deferred tax asset, net	967	—	967	100.0%
Other	1,329	1,299	30	2.3%
Total assets	$16,973	$18,036	$(1,063)	(5.9)%

Total assets as of December 31, 2018 decreased $1,063 or 5.9% compared with the Predecessor’s total assets as of December 31, 2017 primarily due to the decrease in advances and other receivables, reverse mortgage interest, net and mortgage loans held for sale. Advances and other receivables decreased $512 primarily due to stronger recoveries of advances in 2018. Reverse mortgage interests decreased $2,050 due to the collection on participating interests in HMBS. In addition, reverse mortgage interests were adjusted down to fair value as of July 31, 2018 in connection with the Nationstar acquisition. Mortgage loans held for sale decreased $260 primarily due to a decrease in loans originated and purchased. These declines in assets were partially offset by an increase in mortgage servicing rights and deferred tax asset, net. Mortgage servicing rights increased primarily due to favorable fair value adjustments driven by a higher interest rate environment in 2018 compared to 2017. Deferred tax asset increased due to the release of the valuation allowance associated with the NOL carryforwards of WMIH in the five months ended December 31, 2018.

Table 31. Liabilities and Stockholders’ Equity	Successor	Predecessor
	December 31, 2018	December 31, 2017	$ Change	% Change
Unsecured senior notes, net	$2,459	$1,874	$585	31.2%
Advance facilities, net	595	855	(260)	(30.4)%
Warehouse facilities, net	2,349	3,285	(936)	(28.5)%
MSR related liabilities - nonrecourse at fair value	1,216	1,006	210	20.9%
Other nonrecourse debt, net	6,795	8,014	(1,219)	(15.2)%
Other liabilities	1,614	1,280	334	26.1%
Total liabilities	15,028	16,314	(1,286)	(7.9)%
Total stockholders’ equity attributable to Successor and Predecessor	1,942	1,715	227	13.2%
Non-controlling interests	3	7	(4)	(57.1)%
Total liabilities and stockholders’ equity	$16,973	$18,036	$(1,063)	(5.9)%

Stockholders’ equity as of December 31, 2018 increased $227 or 13.2% compared to the Predecessor balance as of December 31, 2017 primarily due to the December 31, 2017 balance representing the Predecessor basis of equity. The December 31, 2018 balance represents the Successor’s basis of equity after the Merger. Within liabilities, the advance facilities decreased $260 or 30.4% as the portfolio balance declined due to the repayments of advances. Warehouse facilities decreased $936 or 28.5% primarily due to the repayment from the proceeds of the issuance of the HECM securitization. Other nonrecourse debt decreased by $1,219 due to collections on participating interests in HMBS and subsequent repayments of HECM loans. These declines in liabilities were partially offset by an increase in unsecured senior notes, MSR related liabilities and other liabilities. Unsecured senior notes increased 31.2% due to the issuance of new unsecured senior notes totaling $1,700, offset by the redemption and repayment of certain unsecured senior notes as discussed in Note 11, Indebtedness. MSR related liabilities increased $210 primarily due to new excess spread financings in 2018.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 76

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

Our primary uses of funds for liquidity include: (i) funding of servicing advances; (ii) originations and purchases of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings; (vi) payments for acquisitions of MSRs; (vii) scheduled and unscheduled draws on our serviced reverse residential mortgage loans; and (viii) payment of our marketing and technology expenses.

We service and subservice reverse mortgage loan portfolios with a UPB of $28,415 as of December 31, 2018, which includes $3,940 of reverse MSRs, $16,538 of reverse MSLs and $7,937 of reverse mortgage interests. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or annualized draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance. Recovery of advances and draws related to reverse MSRs is generally recovered over a two to three month period from the investor. However, for reverse portfolio recorded as a loan, the repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. We securitize our holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs. Draws on loans totaled $316 in 2018 on a combined basis, $403 in 2017 and $415 in 2016. Interest expenses are higher as a result of the issuance of the $950 aggregate principal amount of the 8.125% Notes due 2023 and $750 aggregate principal amount of the 9.125% Notes due 2026.

We believe that our cash flows from operating activities, as well as capacity with existing facilities, provide adequate resources to fund our anticipated ongoing cash requirements. We are reliant on these facilities to fund operating activities. As the facilities mature, we anticipate renewal of these facilities will be achieved. Future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets. We continue to optimize the use of balance sheet cash to avoid unnecessary interest carrying costs.

During 2018, we expanded our subservicing portfolios in order to grow our operations without the capital required for acquisition costs and carrying costs of advances that is associated with ownership of mortgage servicing rights. We completed boardings of $60 billion UPB, on a combined basis, in connection with new and existing subservicing agreements.

Cash Flows
The table below presents the major sources and uses of cash flow for operating activities.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 32. Operating Cash Flow	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Cash provided by operating profits and changes in working capital and other assets	$1,261	$1,774	$3,035	$991	$2,044	206%
Originations net sales activities	(10)	520	510	368	142	39%
Net cash attributable to operating activities	$1,251	$2,294	$3,545	$1,359	$2,186	161%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

77 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Cash generated from operating activities and from changes in working capital and other assets on a combined basis increased by $2,044 in 2018 when compared with 2017 primarily due to an increase of $1,008 in net income and an increase of $2,108 in cash provided by other assets and liabilities in 2018. The increase in cash provided by other assets and liabilities was primarily driven by increased proceeds from the liquidation of reverse mortgage loans, net of advance draws. The increase in cash inflow from net income and working capital was partially offset by the $958 million provision for deferred taxes, on a combined basis.

Cash generated from the origination and sale of loans increased by $142 or 39% in 2018, on a combined basis, when compared with 2017, primarily due to a decrease in the cash used of $178 for repurchases of forward loans out of Ginnie Mae securitizations and the origination and purchase of mortgage loans. Offsetting this decline in cash used was an increase in cash used in origination of loans of $36, on a combined basis.

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

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 32.1 Operating Cash Flow	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Cash provided by operating profits and changes in working capital and other assets	$991	$783	$208	27%
Originations net sales activities	368	189	179	95%
Net cash attributable to operating activities	$1,359	$972	$387	40%

Cash generated from operating activities and from changes in working capital and other assets increased by $208 in 2017 when compared with 2016, primarily due to an increase of $989 in funds used for the repurchase of reverse loan assets out of Ginnie Mae securitization trusts. Cash provided by other assets and liabilities increased by $912 in 2017 driven by increased proceeds from the liquidation of reverse mortgage loans, net of advance draws. Cash generated from the origination and sale of loans increased by $179 or 95% in 2017 when compared with 2016, primarily due to a $1,434 decrease in the cash used for repurchases of forward loans out of Ginnie Mae securitizations and the origination and purchase of mortgage loan. Offsetting this decline was a decrease in the proceeds for the sale of previously originate loans of $1,255.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 33. Investing Cash Flow	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Purchase of forward mortgage servicing rights, net of liabilities incurred	$(307)	$(134)	$(441)	$(63)	$(378)	600%
Acquisition, net of cash acquired	(33)	—	(33)	—	(33)	100%
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	—	—	—	16	(16)	(100)%
Proceeds on sale of forward mortgage servicing rights	105	—	105	71	34	48%
Proceeds on sale of assets	—	13	13	16	(3)	(19)%
Other	(15)	(41)	(56)	(46)	(10)	460%
Net cash attributable to investing activities	$(250)	$(162)	$(412)	$(6)	$(406)	6,767%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 78

Our investing activities used net cash of $412 in 2018 on a combined basis, which increased by $406 from $6 in 2017. The increase in net cash used in investing activities was primarily due to the fact that we utilized $378 more in 2018, on a combined basis, in purchase of forward mortgage servicing rights. In addition, we utilized $33, net of cash acquired, in 2018 in connection with the acquisition of Assurant Mortgage Solutions. Although we continue to seek to acquire servicing portfolios at advantageous pricing, the timing of these opportunities is not of a consistent frequency and can result in cash flows variability between years.

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 33.1 Investing Cash Flow	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Purchase of forward mortgage servicing rights, net of liabilities incurred	$(63)	$(144)	$81	(56)%
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	16	(3,600)	3,616	(100)%
Proceeds on sale of forward mortgage servicing rights	71	68	3	4%
Proceeds on sale of assets	16	—	16	100%
Other	(46)	(62)	16	(26)%
Net cash attributable to investing activities	$(6)	$(3,738)	$3,732	(100)%

The Predecessor’s investing activities used net cash of $6 in 2017, which decreased by $3,732 from $3,738 in 2016. The decrease in net cash used in investing activities is primarily due to the fact that we utilized $3,600 in 2016 for an acquisition of reverse mortgage interests in securitized HECM loans and related advances. In addition, the Predecessor utilized $81 less in 2017 in purchase of forward mortgage servicing rights and received proceeds of $16 on sale of Xome’s retail title division in June 2017, which further improved net cash attributable to investing activities. Although the Predecessor continues to seek to acquire servicing portfolios at advantageous pricing, the timing of these opportunities is not of a consistent frequency and can result in cash flows variability between years.

Year ended December 31, 2018 compared to Year ended December 31, 2017

Table 34. Financing Cash Flow	Successor	Predecessor		Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Combined(1)	Year ended December 31, 2017	$ Change	% Change
Changes in advance facilities	$45	$(305)	$(260)	$(241)	$(19)	8%
Changes in warehouse facilities	(351)	(585)	(936)	863	(1,799)	(208)%
Payment of unsecured senior notes and nonrecourse debt	(1,036)	(93)	(1,129)	(138)	(991)	718%
Issuance of excess spread financing	255	70	325	—	325	100%
Repayment of excess spread and MSR liability financing	(115)	(108)	(223)	(230)	7	(3)%
Decrease of participating interest financing in reverse mortgage interests	(831)	(1,391)	(2,222)	(2,022)	(200)	10%
Changes in HECM securitizations	(31)	311	280	135	145	107%
Other	1	(10)	(9)	(22)	13	(59)%
Net cash attributable to financing activities	$(2,063)	$(2,111)	$(4,174)	$(1,655)	$(2,519)	152%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

79 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Our financing activities used $4,174 cash in 2018, on a combined basis, which increased by $2,519 from 2017. The use in cash in 2018 was primarily driven by a decrease of $1,799 in warehouse facilities due to lower borrowings to fund the reverse mortgage activities. In addition, we redeemed and repaid a total $1,129 unsecured senior notes and nonrecourse debt in 2018, on a combined basis, an increase of $991 from 2017. Partially offsetting the cash outflow was $325 of proceeds from the issuance of excess spread financing in 2018 on a combined basis.

Year ended December 31, 2017 compared to Year ended December 31, 2016

Table 34.1 Financing Cash Flow	Predecessor
	Year Ended December 31,
	2017	2016	$ Change	% Change
Decrease in advance facilities	$(241)	$(550)	$309	(56)%
Increase in warehouse facilities	863	529	334	63%
Payment of senior unsecured notes and nonrecourse debt	(138)	(58)	(80)	138%
Issuance of excess spread financing	—	155	(155)	(100)%
Repayment of excess spread and MSR liability financing	(230)	(216)	(14)	6%
Changes in participating interest financing in reverse mortgage interests	(2,022)	2,939	(4,961)	(169)%
Changes in HECM securitizations	135	15	120	800%
Repurchase of common stock	—	(114)	114	(100)%
Other	(22)	(2)	(20)	1,000%
Net cash attributable to financing activities	$(1,655)	$2,698	$(4,353)	(161)%

The Predecessor’s financing activities used $1,655 cash in 2017 and generated $2,698 cash in 2016. In 2017, the use in cash was primarily driven by a decrease of $4,961 in participating interest financing. The Predecessor collapsed two HECM trusts and issued HMBS or private label securities under two new trusts in 2017. Proceeds from the securitizations less scheduled pay downs and amounts incurred to settle the collapsed trusts totaled $135.

Advance facilities declined to $241 in 2017 consistent with recoveries in advance balances. These amounts were offset by higher borrowings of $863 in warehouse facilities due to the funding need for reverse mortgage activities.

Warehouse facilities increased to $863 in 2017 primarily due to borrowings to fund the reverse mortgage activities, particularly associated with an acceleration of HMBS repurchases, of which the Predecessor expected to assign majority of those loans.

The Predecessor did not repurchase any shares under the $100 share repurchase program in 2017, and the program expired on December 31, 2017.

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

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of December 31, 2018, we were in compliance with our financial covenants on our borrowing arrangements and credit facilities.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 80

Seller/Servicer Financial Requirements
The Federal Housing Finance Agency’s finalized minimum financial requirements for Fannie Mae and Freddie Mac Seller/Servicers are set forth below.

Minimum Net Worth

▪	Base of $2.5 plus 25 basis points of UPB for total loans serviced.

▪	Tangible Net Worth comprises total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.

Minimum Capital Ratio

▪	Tangible Net Worth/Total Assets greater than 6%.

Minimum Liquidity

▪	3.5 basis points of total Agency servicing (Fannie Mae, Freddie Mac, Ginnie Mae).

▪	Incremental 200 basis points of total nonperforming Agency, measured as 90+ delinquencies, servicing in excess of 6% of the total Agency servicing UPB.

▪
Allowable assets for liquidity may include: cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 11, Indebtedness and Note 19, Capital Requirements for additional information. As of December 31, 2018, we were in compliance with our seller/servicer financial requirements.

	Successor	Predecessor
Table 35. Debt	December 31, 2018	December 31, 2017
Advance facilities, net	$595	$855
Warehouse facilities, net	2,349	3,285
Unsecured senior notes, net	2,459	1,874

Advance Facilities
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances along with stop advance policies. As part of our normal course of business, we borrow money to fund servicing advances. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. Pursuant to the terms of our agreements, a joint venture capitalized by New Residential and certain unaffiliated third party investors has the obligation to fund future advances on the private-label securitized loans subject to the agreements.

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

As servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. As of December 31, 2018, unsecuritized borrower draws totaled $339, and our maximum unfunded advance obligation related to these reverse mortgage loans was $3,128.

Unsecured Senior Notes
In 2013 and 2018, we completed offerings of unsecured senior notes, which mature on various dated through July 2026. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.5% to 9.125%.

81 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Table 36. Contractual Maturities - Unsecured Senior Notes

As of December 31, 2018, the expected maturities of our unsecured senior notes based on contractual maturities are presented below.

Year Ending December 31,	Amount
2019	$—
2020	—
2021	592
2022	206
2023	950
Thereafter	750
Unsecured senior notes	2,498
Unamortized debt issuance costs	(39)
Unsecured senior notes, net of unamortized debt issuance costs	$2,459

Table 37. Contractual Obligations

The table below sets forth our contractual obligations, excluding our legacy asset securitized debt, our excess spread financing, MSR financing and our participating interest financing at December 31, 2018.

	Less than 1 Year	1 - 3 Years	3-5 Years	More than 5 Years	Total
Unsecured senior notes	$—	$592	$1,156	$750	$2,498
Interest payment from unsecured senior notes(1)	198	395	298	206	1,097
Advance facilities	168	427	—	—	595
Warehouse facilities	1,960	390	—	—	2,350
Capital lease obligations	2	—	—	—	2
Operating lease obligations	32	54	28	34	148
Total	$2,360	$1,858	$1,482	$990	$6,690

(1)	Interest expense on advance and warehouse facilities is not presented in this table due to the short term nature of these facilities.

In addition to the above contractual obligations, we have also been involved with several securitizations, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans as mortgages on our consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of REO. For more information regarding our indebtedness, see Note 11, Indebtedness, in the consolidated financial statements.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 82

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 17, Fair Value Measurements, business combinations and goodwill, and valuation and reserves for deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of mortgage servicing rights financing liability.

MSRs at Fair Value
We generally retain the servicing rights for existing forward residential mortgage loans transferred to a third party. We recognize MSRs in such transfers that meet the requirements for sale accounting. Additionally, we may acquire the rights to service forward residential mortgage loans from third parties. We apply fair value accounting to this class of MSRs, with all changes in fair value recorded as a charge or credit to servicing related revenue, net in the consolidated statements of operations. We estimate the fair value of these MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues and costs to service.

We use internal financial models that use market participant data to value MSRs. These models are complex and use asset specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Although the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. On a quarterly basis, we obtain external market valuations from independent third-party MSR valuation experts in order to validate the reasonableness of our internal valuation.

Excess Spread Financing
In conjunction with the acquisition of certain MSRs, we have entered into sale and assignment agreements, which we account for as financings with third parties associated with funds and accounts under management of New Residential, BlackRock Financial Management, Inc. and Värde Partners, Inc., whereby we sell the right to receive a portion of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed base servicing fee per loan. We retain all ancillary revenues associated with servicing the portfolio and the remaining portion of the excess cash flow after receipt of the fixed base servicing fee. We measure these financing arrangements at fair value to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing, with all changes in fair value recorded as a charge or credit to servicing related revenue, net in the consolidated statements of operations. We estimate the fair value of these financings using a process that combines the use of a discounted cash flow model and analysis of current market data based on the value of the underlying MSRs. The cash flow assumptions and prepayment assumptions used in the model are based on various factors with the key assumptions being mortgage prepayment speeds, discount rates, average life and recapture rate.

In addition, should we refinance any loan in the portfolios, subject to certain limitations, we are required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above.

Mortgage Servicing Rights Financing Liability
From time to time, we will enter into certain transactions with third parties to sell certain mortgage servicer rights and servicer advances under specified terms. When these transfers qualify for sale treatment, we derecognize the transferred assets on our consolidated balance sheets. We have determined that for a portion of these transactions, the related mortgage servicing rights sales are contingent upon the receipt of consents from various third parties. Until these required consents are obtained, legal ownership of the mortgage servicing rights continues to reside with us. We continue to account for the mortgage servicing rights on our consolidated balance sheets. Consequently, we record a mortgage servicing rights financing liability associated with this financing transaction.

83 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

We have elected to measure MSR financing agreements at fair value, with all changes in fair value recorded as a charge or credit to servicing related revenue in the consolidated statements of operations. The fair value of MSR financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates and advance recovery rates.

Business Combinations and Goodwill
Acquisitions that qualify as a business combination are accounted for using the acquisition method of accounting. The fair value of consideration transferred for an acquisition is allocated to the assets acquired and liabilities assumed based on their fair value as of the acquisition date. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination.

Under the acquisition method of accounting, we complete valuation procedures for an acquisition to determine the fair value of the assets acquired and liabilities assumed. These valuation procedures require management to make assumptions and apply significant judgment to estimate the fair value of the assets acquired and liabilities assumed. If the estimates or assumptions used should significantly change, the resulting differences could materially affect the fair value of net assets. We estimate the fair value of the intangible assets acquired generally through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, we base the inputs and assumptions used to develop these estimates on a market participant perspective which include estimates of projected revenues, discount rates, economic lives and income tax rates, among others, all of which require significant management judgment. For the market approach, we apply judgment to identify the most comparable market transactions to the transaction. Definite-lived intangible assets, which are primarily comprised of customer relationships and technology, are amortized over their estimated useful lives using the straight-line method, or on a basis more representative of the time pattern over which the benefit is derived, and are assessed for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.

Goodwill is not amortized, but is reviewed for impairment annually as of October 1 and monitors for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determines the fair value more likely than not exceeds the carrying value, no further evaluation is necessary.  For reporting units where we perform the quantitative goodwill impairment test, we compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Valuation of Deferred Tax Assets
Our provision for income taxes is calculated using the liability method, which requires the recognition of deferred income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in the valuation allowance. We provide a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the adequacy of the valuation allowance, we consider all forms of evidence, including: (1) historic earnings or losses; (2) anticipated taxable income resulting from the reversal of taxable temporary differences; (3) tax planning strategies; and (4) anticipated future earnings exclusive of the reversal of taxable temporary differences. Of all of the sources of taxable income, we generally rely upon reversals of existing deferred tax liabilities and future taxable income excluding reversing differences. In determining the appropriate amount of valuation allowance required, we consider (1) internal forecasts of the Successor’s future pre-tax income exclusive of reversing temporary differences and carryforwards, (2) the nature and timing of future reversals of existing deferred tax assets and liabilities, (3) future originating temporary and permanent differences, and (4) NOL carryforward expiration dates, among others.

OTHER MATTERS

Recent Accounting Developments

See Note 1, Nature of Business and Basis of Presentation, in the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 84

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax regime by lowering the U.S. corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, creating new taxes on certain foreign sourced earnings, as well as other changes. In the year ended December 31, 2017, we have recorded a net tax benefit in connection with the Tax Reform Act and related matters primarily due to the remeasurement of deferred tax balances. During the five months ended December 31, 2018, adjustments of $3 were made to the Predecessor’s deferred tax assets and liabilities, including the rate differential due to 2017 return to provision true up adjustments. Such adjustments were recorded in purchase accounting and had no impact on the tax provision.

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

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 13, Securitizations and Financings, in the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our transactions with VIEs and unconsolidated balances, and details of their impact on our consolidated financial statements.

Derivatives

See Note 10, Derivative Financial Instruments, in the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our derivative transactions.

85 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Our principal market exposure is to interest rate risk due to the impact on our mortgage-related assets and commitments.

Interest Rate Risk
Changes in interest rates affect our operations primarily as follows:

Servicing Segment

•	a decrease in interest rates may increase prepayment speeds which may lead to (i) increased amortization expense; (ii) decrease in servicing fees; and (iii) decrease in the value of our MSRs;

•	a decrease in interest rates could reduce our earnings from our custodial deposit accounts;

•	an increase in interest rates would increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and for borrowing for acquisitions;

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

Originations Segment

•
an increase in interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a purchase money loan may be more difficult for consumers;

•	an increase in interest rates could also adversely affect our production margins due to increased competition among originators;

Xome Segment

•	an increase in interest rates could adversely affect Xome Exchange’s property sales, particularly non-distressed sales, as financing may become less attractive to borrowers;

•
a substantial and sustained increase in prevailing interest rates could adversely affect the loan origination volumes of Xome’s clients since refinancing and purchase loans would be less attractive to borrowers, which would in turn adversely impact Xome Services’ valuation and title order volume;

We actively manage the risk profiles of interest rate lock commitments (“IRLCs”) and mortgage loans held for sale on a daily basis and enter into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, we enter into forward sales of MBS to deliver mortgage loan inventory to investors.

Sensitivity Analysis
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

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 86

We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds, earnings related to float and market discount rates. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs and forward delivery commitments on MBS, we rely on a model in determining the impact of interest rate shifts. In addition, the primary assumption used for IRLCs, is the borrower’s propensity to close their mortgage loans under the commitment.

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

We used December 31, 2018 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2018 given hypothetical instantaneous parallel shifts in the yield curve. Results could differ materially.

Table 38. Change in Fair Value	December 31, 2018
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(208)	$198
Mortgage loans held for sale at fair value	10	(12)
Derivative financial instruments:
Interest rate lock commitments	4	(5)
Total change in assets	(194)	181
Increase (decrease) in liabilities
Mortgage servicing rights liabilities at fair value	(5)	5
Excess spread financing at fair value	(42)	42
Derivative financial instruments:
Forward MBS trades	16	(19)
Total change in liabilities	(31)	28
Total, net change	$(163)	$153

87 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm	89
Consolidated Balance Sheets as of December 31, 2018 and 2017	90
Consolidated Statements of Operations for the period from August 1, 2018 - December 31, 2018 (Successor) and for the period from January 1, 2018 - July 31, 2018 (Predecessor) and Years Ended December 31, 2017 and 2016 (Predecessor)	91
Consolidated Statements of Stockholders’ Equity for the period from August 1, 2018 - December 31, 2018 (Successor) and for the period from January 1, 2018 - July 31, 2018 (Predecessor) and Years Ended December 31, 2017 and 2016 (Predecessor)	92
Consolidated Statements of Cash Flows for the period from August 1, 2018 - December 31, 2018 (Successor) and for the period from January 1, 2018 - July 31, 2018 (Predecessor) and Years Ended December 31, 2017 and 2016 (Predecessor)	93
Notes to Consolidated Financial Statements	95

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 88

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Mr. Cooper Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mr. Cooper Group Inc. (the Company) as of December 31, 2018 (Successor), the related consolidated statements of operations, stockholders’ equity and cash flows for the period August 1, 2018 through December 31, 2018 (Successor), and the related notes. We have also audited the accompanying consolidated balance sheet of Nationstar Mortgage Holdings Inc. (Nationstar) as of December 31, 2017 (Predecessor), the related consolidated statements of operations, stockholders’ equity and cash flows for the period January 1, 2018 through July 31, 2018 (Predecessor) and the years ended December 31, 2017 and 2016 (Predecessor), and the related notes (collectively with the consolidated financial statements of the Company, the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2018 (Successor) and the results of its operations and cash flows for the period August 1, 2018 through December 31, 2018 (Successor), in conformity with U.S. generally accepted accounting principles. It is also our opinion that the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationstar as of December 31, 2017 (Predecessor) and the results of its operations and cash flows for the period January 1, 2018 through July 31, 2018 (Predecessor) and the years ended December 31, 2017 and 2016 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas
March 11, 2019

89 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Consolidated Financial Statements

MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$242	$215
Restricted cash	319	360
Mortgage servicing rights, $3,665 and $2,937 at fair value, respectively	3,676	2,941
Advances and other receivables, net of reserves of $47 and $284, respectively	1,194	1,706
Reverse mortgage interests, net of reserves of $13 and $115, respectively	7,934	9,984
Mortgage loans held for sale at fair value	1,631	1,891
Mortgage loans held for investment	119	139
Property and equipment, net of accumulated depreciation of $16 and $169, respectively	96	121
Deferred tax asset, net	967	—
Other assets	795	679
Total assets	$16,973	$18,036

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,459	$1,874
Advance facilities, net	595	855
Warehouse facilities, net	2,349	3,285
Payables and accrued liabilities	1,543	1,239
MSR related liabilities - nonrecourse at fair value	1,216	1,006
Mortgage servicing liabilities	71	41
Other nonrecourse debt, net	6,795	8,014
Total liabilities	15,028	16,314
Commitments and contingencies (Note 20)
Preferred stock at $0.00001 and $0.01 par value - 10 million and 300 million shares authorized, 1 million and zero shares issued and outstanding for Successor and Predecessor, respectively; aggregate liquidation preference of ten and zero dollars for Successor and Predecessor, respectively	—	—
Common stock at $0.01 and $0.01 par value - 300 million and 1 billion shares authorized, 90.8 million and 109.9 million shares issued for Successor and Predecessor, respectively	1	1
Additional paid-in-capital	1,093	1,131
Retained earnings	848	731
Treasury shares at cost, zero and 12.2 million shares for Successor and Predecessor, respectively	—	(148)
Total Mr. Cooper stockholders’ equity and Nationstar stockholders’ equity, respectively	1,942	1,715
Non-controlling interests	3	7
Total stockholders’ equity	1,945	1,722
Total liabilities and stockholders’ equity	$16,973	$18,036
See accompanying Notes to Consolidated Financial Statements.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 90

MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Successor	Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Revenues:
Service related, net	$418	$901	$1,043	$1,122
Net gain on mortgage loans held for sale	176	295	607	793
Total revenues	594	1,196	1,650	1,915
Expenses:
Salaries, wages and benefits	337	426	742	813
General and administrative	370	519	733	831
Total expenses	707	945	1,475	1,644
Other income (expenses):
Interest income	256	333	597	425
Interest expense	(293)	(388)	(731)	(665)
Other income (expenses)	13	6	3	(2)
Total other income (expenses), net	(24)	(49)	(131)	(242)
(Loss) income before income tax (benefit) expense	(137)	202	44	29
Less: Income tax (benefit) expense	(1,021)	48	13	13
Net income	884	154	31	16
Less: Net income (loss) attributable to non-controlling interests	—	—	1	(3)
Net income attributable to Successor/Predecessor	884	154	30	19
Less: Undistributed earnings attributable to participating stockholders	8	—	—	—
Net income attributable to common stockholders	$876	$154	$30	19

Net income per common share attributable to Successor/Predecessor:
Basic	$9.65	$1.57	$0.31	$0.19
Diluted	$9.54	$1.55	$0.30	$0.19
See accompanying Notes to Consolidated Financial Statements.

91 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares Amount	Total Nationstar Stockholders’ Equity and Mr. Cooper Stockholders’ Equity, respectively	Non-controlling Interests	Total Equity
Predecessor
Balance at January 1, 2016	—	$—	108,000	$1	$1,105	$682	$(30)	$1,758	$9	$1,767
Shares issued / (surrendered) under incentive compensation plan	—	—	86	—	—	—	(3)	(3)	—	(3)
Share-based compensation	—	—	—	—	21	—	—	21	—	21
Excess tax deficiency from share-based compensation	—	—	—	—	(4)	—	—	(4)	—	(4)
Repurchase of common stock	—	—	(10,589)	—	—	—	(114)	(114)	—	(114)
Net income (loss)	—	—	—	—	—	19	—	19	(3)	16
Balance at December 31, 2016	—	—	97,497	1	1,122	701	(147)	1,677	6	1,683
Shares issued / (surrendered) under incentive compensation plan	—	—	231	—	(3)	—	(1)	(4)	—	(4)
Share-based compensation	—	—	—	—	17	—	—	17	—	17
Dividends to non-controlling interests	—	—	—	—	(5)	—	—	(5)	—	(5)
Net income	—	—	—	—	—	30	—	30	1	31
Balance at December 31, 2017	—	—	97,728	1	1,131	731	(148)	1,715	7	1,722
Shares issued / (surrendered) under incentive compensation plan	—	—	450	—	(6)	—	(3)	(9)	—	(9)
Share-based compensation	—	—	—	—	17	—	—	17	—	17
Dividends to non-controlling interests	—	—	—	—	5	—	—	5	(6)	(1)
Net income	—	—	—	—	—	154	—	154	—	154
Balance at July 31, 2018	—	$—	98,178	$1	$1,147	$885	$(151)	$1,882	$1	$1,883

Successor
Balance at August 1, 2018	1,000	$—	90,806	$1	$1,091	$(36)	$—	$1,056	$—	$1,056
Non-controlling interests acquired	—	—	—	—	—	—	—	—	3	3
Shares issued under incentive compensation plan	—	—	15	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2	—	—	2	—	2
Net income	—	—	—	—	—	884	—	884	—	884
Balance at December 31, 2018	1,000	$—	90,821	$1	$1,093	$848	$—	$1,942	$3	$1,945
See accompanying Notes to Consolidated Financial Statements.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 92

MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Successor	Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Operating Activities
Net income attributable to Successor/Predecessor	$884	$154	$30	$19
Adjustments to reconcile net income to net cash attributable to operating activities:
Provision for deferred income taxes	(1,021)	63	(46)	(5)
Net income (loss) attributable to non-controlling interests	—	—	1	(3)
Net gain on mortgage loans held for sale	(176)	(295)	(607)	(793)
Interest income on reverse mortgage interests	(206)	(274)	(490)	(344)
(Gain) loss on sale of assets	—	(9)	(8)	2
Loss on impairment of assets	—	—	—	25
MSL related increased obligation	—	59	—	—
Provision for servicing reserves	38	70	148	108
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	225	(177)	430	484
Fair value changes in excess spread financing	5	81	12	25
Fair value changes in mortgage servicing rights financing liability	6	16	(17)	(42)
Fair value changes in mortgage loans held for investment	(2)	—	—	—
Amortization of premiums, net of discount accretion	9	8	82	64
Depreciation and amortization for property and equipment and intangible assets	39	33	59	63
Share-based compensation	2	17	17	21
Other loss	—	3	6	—
Repurchases of forward loan assets out of Ginnie Mae securitizations	(527)	(544)	(1,249)	(1,432)
Mortgage loans originated and purchased for sale, net of fees	(8,888)	(12,328)	(19,159)	(20,410)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	9,405	13,392	20,776	22,031
Excess tax (deficiency) benefit from share based compensation	—	—	(1)	4
Changes in assets and liabilities:
Advances and other receivables, net	43	377	(30)	582
Reverse mortgage interests, net	1,544	1,601	1,672	572
Other assets	(61)	(41)	(75)	(25)
Payables and accrued liabilities	(68)	88	(192)	26
Net cash attributable to operating activities	1,251	2,294	1,359	972

Investing Activities
Acquisition, net of cash acquired	(33)	—	—	—
Property and equipment additions, net of disposals	(15)	(40)	(42)	(62)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(307)	(134)	(63)	(144)
Net payment related to acquisition of HECM related receivables	—	(1)	—	—
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	—	—	16	(3,600)
Proceeds on sale of forward and reverse mortgage servicing rights	105	—	71	68
Proceeds on sale of assets	—	13	16	—
Purchase of cost-method investments	—	—	(4)	—
Net cash attributable to investing activities	(250)	(162)	(6)	(3,738)
Continued on following page. See accompanying Notes to Consolidated Financial Statements.

93 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Successor	Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Financing Activities
Increase (decrease) in warehouse facilities	(351)	(585)	863	529
Increase (decrease) in advance facilities	45	(305)	(241)	(550)
Proceeds from issuance of HECM securitizations	343	759	707	728
Repayment of HECM securitizations	(374)	(448)	(572)	(713)
Proceeds from issuance of participating interest financing in reverse mortgage interests	112	208	575	4,124
Repayment of participating interest financing in reverse mortgage interests	(943)	(1,599)	(2,597)	(1,185)
Proceeds from issuance of excess spread financing	255	70	—	155
Repayment of excess spread financing	(38)	(3)	(23)	(198)
Settlement of excess spread financing	(77)	(105)	(207)	—
Repayment of nonrecourse debt - legacy assets	(6)	(7)	(15)	(18)
Repurchase of unsecured senior notes	—	(62)	(123)	(40)
Redemption and repayment of unsecured senior notes	(1,030)	—	—	—
Repurchase of common stock	—	—	—	(114)
Proceeds from non-controlling interests	3	—	—	—
Excess tax deficiency from share based compensation	—	—	—	(4)
Surrender of shares relating to stock vesting	—	(9)	(4)	(3)
Debt financing costs	(2)	(24)	(13)	(13)
Dividends to non-controlling interests	—	(1)	(5)	—
Net cash attributable to financing activities	(2,063)	(2,111)	(1,655)	2,698
Net (decrease) increase in cash and cash equivalents	(1,062)	21	(302)	(68)
Cash and cash equivalents - beginning of year	1,623	575	877	945
Cash and cash equivalents - end of year(1)	$561	$596	$575	$877

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$283	$417	$765	$694
Net cash (refunded) paid for income taxes	$(37)	$36	$102	$17

(1)	The following table provides a reconciliation of cash, cash equivalents and restricted cash to amount reported within the consolidated balance sheets.

	Successor	Predecessor
	December 31, 2018	July 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$242	$166	$215	$489
Restricted cash	319	430	360	388
Total cash, cash equivalents and restricted cash	$561	$596	$575	$877

See accompanying Notes to Consolidated Financial Statements.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 94

MR. COOPER GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc. collectively with its consolidated subsidiaries, “Mr. Cooper”, the “Company”, “we”, “us” or “our”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper® and Xome®. Mr. Cooper is one of the largest home loan servicers in the country focused on delivering a variety of servicing and lending products, services and technologies. Xome provides technology and data enhanced solutions to homebuyers, home sellers, real estate agents and mortgage companies. The Company’s corporate website is located at www.mrcoopergroup.com.

Mr. Cooper, which was previously known as WMIH Corp. (“WMIH”), is a corporation duly organized and existing under the laws of the State of Delaware since May 11, 2015. On July 31, 2018, Wand Merger Corporation, a wholly-owned subsidiary of WMIH merged with and into Nationstar Mortgage Holdings Inc. (“Nationstar”), with Nationstar continuing as a wholly-owned subsidiary of WMIH (the “Merger”). Prior to the Merger, WMIH had limited operations other than its reinsurance business that operated in runoff mode and focused on identifying and consummating an accretive acquisition transaction across a broad array of industries, with a primary focus on the financial institutions sector. As a result of the Merger, shares of Nationstar common stock were delisted from the New York Stock Exchange. Following the Merger closing, the combined company traded on NASDAQ under the ticker symbol “WMIH” until October 10, 2018, when WMIH changed its name to “Mr. Cooper Group Inc.” and its ticker symbol to “COOP”.

Reverse Stock Split
On October 10, 2018, the Company completed its 1-for-12 reverse stock split. The reverse stock split reduced the number of WMIH common shares outstanding from 1,089,738,735 shares as of October 9, 2018 to 90,811,562 shares outstanding after giving effect to the reverse stock split. In addition, the reverse stock split reduced the total authorized shares of the Company’s common stock from 3,500,000,000 to 300,000,000 and increased the par value of each share from $0.00001 per share to $0.01 per share. All issued and outstanding share and per share amounts for Mr. Cooper included in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split for the successor period presented.

Basis of Presentation
For the purpose of financial statement presentation, Mr. Cooper was determined to be the accounting acquirer in the Merger, and Nationstar’s assets and liabilities were recorded at estimated fair value as of the acquisition date. Mr. Cooper’s interim consolidated financial statements for periods following the Merger closing are labeled “Successor” and reflect the acquired assets and assumed liabilities from Nationstar.

Under Securities and Exchange Commission (“SEC”) rules, when a registrant succeeds to substantially all of the business of another entity and the registrant’s own operations before the succession appear insignificant relative to the operations assumed or acquired, the registrant is required to present financial information for the acquired entity (the “Predecessor”) for all comparable periods being presented before the acquisition. Due to the acquisition, the Predecessor and Successor financial statements have been prepared on different basis of accounting and are therefore not comparable.

Pursuant to the Merger, Nationstar is considered the predecessor company. Therefore, the Company is providing additional information in the accompanying consolidated financial statements regarding Nationstar’s business for periods prior to July 31, 2018. The predecessor’s company financial information in this report is labeled “Predecessor” in these consolidated financial statements.

The consolidated financial statements of the Company and Predecessor have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The significant accounting policies described below, together with the other notes that follow, are an integral part of the consolidated financial statements.

Basis of Consolidation
The basis of consolidation described below was adopted by Nationstar and applied to the Predecessor financial statements for the periods impacted by the adoption. The Successor’s financial statements reflect the adoption of such standards.

95 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, other entities in which the Company has a controlling financial interest, and those variable interest entities (“VIE”) where the Company’s wholly-owned subsidiaries are the primary beneficiaries. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date the Company ceases to be the primary beneficiary. The Company applies the equity method of accounting to investments where it is able to exercise significant influence, but not control, over the policies and procedures of the entity and owns less than 50% of the voting interests. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. Intercompany balances and transactions on consolidated entities have been eliminated.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates due to factors such as adverse changes in the economy, increases in interest rates, secondary market pricing for loans held for sale and derivatives, strength of underwriting and servicing practices, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific borrowers, and such differences could be material.

Reclassifications
Certain reclassifications have been made in the Predecessor’s consolidated statement of cash flow to conform to the Successor’s 2018 presentation. Such reclassifications did not affect total revenues or net income.

Recent Accounting Guidance Adopted
The accounting standards described below were adopted by Nationstar and applied to the Predecessor financial statements for the periods impacted by the adoption. The adoption of such standards is also considered in the Successor’s financial statements.

Accounting Standards Update No. 2014-09, 2016-08, 2016-10, 2016-12 and 2016-20, collectively implemented as Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers, provides guidance for revenue recognition. This ASC’s core principle requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The standard also clarifies the principal versus agent considerations, providing that the evaluation must focus on whether the entity has control of the goods or services before they are transferred to the customer. The Company’s revenue is generated from loan servicing, loan originations and services provided by Xome. Servicing revenue is comprised of servicing fees and other ancillary fees in connection with the Company’s servicing activities as well as fees earned under subservicing arrangements. Origination revenue is comprised of fee income earned at origination of a loan, interest income earned for the period the loans are held and gain on sale on loans upon disposition of the loan. Xome’s revenue is comprised of income earned from real estate exchange, real estate services and real estate software as a service. The Company has performed a review of the new guidance as compared to its current accounting policies and evaluated all services rendered to its customers as well as underlying contracts to determine the impact of this standard to its revenue recognition process. The majority of services rendered by the Company in connection with originations and servicing are not within the scope of ASC 606. However, all revenues from Xome fall within the scope of ASC 606. Xome’s operations are comprised of Exchange, Services and Data/Technology, as discussed below.

•
Exchange is a national technology-enabled platform that manages and sells residential properties through its Xome.com platform. Revenue-generating activities include commission and buyer’s premium of winning bids on auctioned real estate owned (“REO”) and short sale properties. Revenue is recognized when the performance obligation is completed, which is at the closing of real estate transactions and there is transfer of ownership to the buyer.

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

•
Data/Technology includes the Company’s software as a service platform which provides integrated technology, media and data solutions to mortgage servicers, originators and multiple listing service (“MLS”) organizations and associations. Revenue-generating activities include software and platform system access and use, system implementation, software maintenance and support, data services and any additional customized enhancement. Revenue is recognized when the performance obligation is completed, which is generally recognized on a straight-line basis over the contractual terms. Additionally, any additional fees owed due to usage metrics in excess of the monthly minimum will be recognized each month under the usage-based royalties guidance of ASC 606.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 96

Nationstar adopted ASC 606 on January 1, 2018, and there was no material impact recorded to the 2018 consolidated statements of operations of either the Successor or Predecessor. In connection with the adoption of ASC 606, Nationstar identified and implemented changes to its accounting policies and practices, business processes, and controls to support the new revenue recognition standard.

Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), relates to the Statement of Cash Flows (Topic 230) and is intended to provide specific guidance to reduce diversity in practice. ASU 2016-15 addresses the following eight cash flow classification issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of life insurance claims, (5) proceeds from the settlement of corporate owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. Nationstar adopted ASU 2016-15 in the first quarter of 2018 and determined that the implementation of this standard had no impact on its consolidated statement of cash flows of the Predecessor and Successor.

Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”), requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. Nationstar adopted ASU 2016-18 in the first quarter of 2018 and retrospectively applied the guidance to all periods presented. As a result, the consolidated financial statements of the Predecessor and Successor includes restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the consolidated statements of cash flows, and changes in restricted cash are no longer presented as a component of financing activities.

Accounting Standards Update No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-1”), addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other things, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Furthermore, equity investments without readily determinable fair values are to be assessed for impairment using a quantitative approach. ASU 2016-01 is effective for interim periods beginning after December 15, 2017, and requires a modified retrospective approach to adoption. Nationstar adopted ASU 2016-01 in the first quarter of 2018, and the implementation of this standard did not have a significant impact on the consolidated financial statements of the Predecessor and Successor.

Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (“ASU 2017-01”), clarifies the definition of a business to assist companies in the evaluation of whether business combination transactions should be accounted for as an acquisition of a business or as a group of assets. ASU 2017-01 is effective for interim periods beginning after December 15, 2017. The Company adopted this standard during the third quarter of 2018, in connection with the accounting for the acquisitions completed in the third quarter of 2018. The adoption of this standard did not have a material impact on the consolidated financial statements.

Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350, Intangibles - Goodwill and Other. ASU 2017-04 is effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In the fourth quarter of 2018, the Company early adopted ASU 2017-04. The standard did not have an impact to the Company’s qualitative assessment for goodwill impairment that it performed in the fourth quarter of 2018.

97 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Recent Accounting Guidance Not Yet Adopted
Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), No.2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), primarily impact lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. ASU 2016-02 requires the recognition of a lease liability that is equal to the present value of all reasonably certain lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements with terms 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. ASU 2018-10 and ASU 2018-11 affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. ASU 2018-11 specifically relieves companies of the requirement to present prior comparative years’ results when they adopt ASU 2016-02 and gives companies the option to recognize the cumulative effect of applying ASU 2016-02 to lease assets and liabilities as an adjustment to the opening balance of retained earnings. ASU 2016-02, ASU 2018-10, and ASU 2018-11 are effective for the Company for its interim periods beginning after December 15, 2018, with early adoption permitted. The Company currently plans to adopt this standard in the first quarter of 2019 using the modified retrospective approach and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in that period. The new standard also provides a number of optional practical expedients in transition. The Company expects to elect the package of practical expedients, which, among other items, permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also expects to elect the short-term lease recognition exemption for all leases that qualify. Under this practical expedient, for those leases that qualify, we will not recognize right-of-use (“ROU”) assets or lease liabilities, which includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also expects to elect the practical expedient to not separate lease and non-lease components for all of our leases. The Company does not expect to elect the use-of-hindsight practical expedient. Based on the current lease portfolio as of December 31, 2018, the Company anticipates recognizing a lease liability and related right-of-use asset ranging from $120 to $135 on the consolidated balance sheets with no material impact on the consolidated statements of operations.

Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), requires expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable and supportable forecasts. The update eliminates the probable initial recognition threshold in current GAAP and instead reflects an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. ASU 2016-13 is effective for interim periods beginning after December 15, 2019. The Company is currently evaluating the potential impact of ASU 2016-13 on its consolidated financial statements.

Accounting Standards Update No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40 - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (“ASU 2018-15”) aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2018-15 on its consolidated financial statements.

Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”) removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2018-13 on its consolidated financial statements.

2. Significant Accounting Policies

The significant accounting policies described below were implemented by Nationstar and applied to the Predecessor’s financial statements, unless otherwise noted. Upon the consummation of the Merger, the Company adopted these significant accounting policies, which are applicable to the Successor’s financial statements.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 98

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

The Company may also acquire servicer advances in connection with the acquisition of mortgage servicing rights (“MSR”). These advances are recorded at their relative fair value amounts upon acquisition. The Company records receivables upon determining that collection of amounts due from loan proceeds, investors, mortgage insurers, or prior servicers is probable. Reserves related to recoverability of advances and other receivables are discussed below in Reserves for Forward Servicing Activity.

As a result of the Merger, the Advances and Other Receivables assets were recorded at their estimated fair value as of the acquisition date. Recording the estimated fair value resulted in a discount within Advances and Other Receivables. Subsequently, this discount will be adjusted as the advance balances associated with the discount are utilized through recoveries or write-offs.

Mortgage Loans Held for Sale
The Company originates prime residential mortgage loans with the intention of selling such loans on a servicing-retained basis in the secondary market. As these loans are originated with intent to sell, the loans are classified as held for sale and the Company has elected to measure these loans held for sale at fair value. The Company estimates fair value of mortgage loans held for sale by using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. In connection with the Company’s election to measure originated mortgage loans held for sale at fair value, the Company records the loan originations fees when earned, net of direct loan originations costs associated with these loans. Loan origination fees, gains or losses recognized upon sale of loans, and fair value adjustments are recorded in net gain on sale of mortgage loans held for sale in the consolidated statements of operations.

The Company may repurchase loans that were previously transferred to Ginnie Mae (“GNMA”) if those loans meet certain criteria, including being delinquent greater than 90 days. It is the Company’s intention to sell such loans; therefore, the Company classifies such loans as loans held for sale and has elected to measure these repurchased loans at fair value.

Mortgage Loans Held for Investment
Mortgage loans held for investment primarily consist of nonconforming or subprime mortgage loans that were transferred in 2009 from mortgage loans held for sale at fair value. In connection with the Merger, the Company elected the fair value option for mortgage loans held for investment effective August 1, 2018. The Company determines the fair value of loans held for investment, on a recurring basis, based on various underlying attributes such as market participants’ views, loan delinquency, recent observable loan pricing and sales for similar loans, individual loan characteristics and internal market evaluation. These internal market evaluations require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. The Predecessor recorded mortgage loans held for investment at amortized cost.

Reverse Mortgage Interests, Net
Reverse mortgage interests are comprised of the Company’s interest in reverse mortgage loans that consists of participating interests in Home Equity Conversion Mortgages (“HECMs”) mortgage-backed securities (“HMBS”), other interests securitized and unsecuritized interests, as well as related claims receivables and real estate owned (“REO”) related receivables. The Company primarily acquires and services interests in reverse mortgage loans insured by the Federal Housing Administration (“FHA”) known as HECMs. HECMs provide seniors aged 62 and older with a loan secured by their home which can be taken as a lump sum, line of credit, or scheduled payments. HECM loan balances grow over the loan term through borrower draws of scheduled payments or line of credit draws, funded by the Company, as well as through the accrual of interest, servicing fees and FHA mortgage insurance premiums. Growth in the loan balances are capitalized and recorded as reverse mortgage interests within the Company’s consolidated balance sheet. Additionally, loan balances including borrower draws, mortgage insurance premiums and servicing fees are eligible for securitization through Ginnie Mae’s HMBS program. In accordance with FHA guidelines, HECMs are designed to repay through foreclosure and subsequent liquidation of loan collateral after the loan becomes due and payable. Shortfalls

99 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

experienced by the servicer of the HECM through the foreclosure and liquidation process can be claimed to FHA in accordance with applicable guidelines. Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria and have been repurchased out of HMBS. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount (“MCA”) established at origination in accordance with HMBS program guidelines.

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

The Company is an authorized GNMA HMBS program issuer and servicer. In accordance with GNMA HMBS program guidelines, borrower draws of scheduled payments or line of credit draws, servicing fee and interest accruals and mortgage insurance premium accruals are eligible for HMBS participation securitizations as each of these items increases underlying HECM loan balances. The Company pools and securitizes such eligible items into GNMA HMBS as issuer and servicer. In accordance with the HMBS program, issuers are responsible for purchasing HECM loans out of the HMBS pool when the outstanding principal balance of the related HECM loan is equal or greater than 98% of the maximum claim amount at which point the HECM loans are no longer eligible to remain in the HMBS pool. Upon purchase from the HMBS pool, the Company will assign active HECM loans to FHA or a prior servicer (as applicable and permitted by acquisition agreements) or service inactive HECM loans through foreclosure and liquidation. Based upon the structure of the GNMA HMBS program, the Company has determined that the securitizations of the HECM loans into HMBS pools do not meet all requirements for sale accounting. Accordingly, these transactions are accounted for as secured borrowings.

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

As a result of the Merger, the reverse mortgage interest assets were recorded at their estimated fair value as of the acquisition date. Recording the estimated fair value resulted in a premium on the participating interests in HMBS loans and a discount on the unsecuritized interests and other interests securitized within reverse mortgage interests. Subsequently, the premium and the discount will be amortized and accreted, respectively, to other income, based on the effective yield method whereby the Company will update its prepayment assumptions for actual prepayments on a quarterly basis. In addition, the discount will be adjusted as the reverse mortgage interest balances associated with the discount are utilized through recoveries or write-offs.

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

For MSRs initially recorded and subsequently measured at fair value, the fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing the underlying loans. The Company determines the fair value of the MSRs by the use of a discounted cash flow model which incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues, float earnings and other assumptions (including costs to service) that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The credit quality and stated interest rates of the forward loans underlying the MSRs affects the assumptions used in the cash flow models. The Company obtains third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model. The Company receives a base servicing fee annually on the outstanding principal balances of the loans, which is collected from investors.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 100

Additionally, the Company owns servicing rights for certain reverse mortgage loans. For this separate class of servicing rights, the Company initially records a MSR or mortgage servicing liability (“MSL”) on the acquisition date based on the fair value of the future cash flows associated with the pool and whether adequate compensation is to be received for servicing. The Company applies the amortized cost method for subsequent measurement of the loan pools with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and the MSL accreted ratably over the expected life of the portfolio. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying mortgages. The Company adjusts MSR amortization and MSL accretion prospectively in response to changes in estimated projections of future cash flows. Reverse MSRs and MSLs are stratified and evaluated each reporting period for impairment or increased obligation, as applicable, based on predominant risk characteristics of the underlying serviced loans. These stratification characteristics include investor, loan type (fixed or adjustable rate), term and interest rate. Impairment of the MSR or additional obligation associated with the MSL are recorded through a valuation allowance, unless considered other-than-temporary, and are recognized as a charge to general and administrative expense. Amounts amortized or accreted are recognized as an adjustment to service related revenue, net, along with monthly servicing fees received, generally stated at a fixed rate per loan.

MSR Related Liabilities - Nonrecourse
Excess Spread Financing
In conjunction with the acquisition of certain MSRs on various pools of residential mortgage loans (the “Portfolios”), the Company has entered into sale and assignment agreements related to its right to servicing fees, under which the Company sells to third parties the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. The agreements consist of two components - current excess spread, or remittance of a percentage of excess spread on currently serviced loans, and future excess spread, or the obligation to transfer currently serviced loans that have been refinanced into current excess spread or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above. The sale of these rights is accounted for as secured borrowings, with the total proceeds received being recorded as a component of MSR related liabilities - nonrecourse at fair value in the consolidated balance sheets. The Company determines the effective interest rate on these liabilities and allocates total repayments between interest expense and the outstanding liability.

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

Mortgage Servicing Rights Financing
The Company has entered into certain transactions with third parties to sell a contractually specified base fee component of certain MSRs and servicer advances under specified terms. The Company evaluates these transactions to determine if they are sales or secured borrowings. When these transfers qualify for sale treatment, the Company derecognizes the transferred assets in its consolidated balance sheets. The Company has determined that for a portion of these transactions, the related MSRs sales are contingent on the receipt of consents from various third parties. Until these required consents are obtained, for accounting purposes, legal ownership of the MSR’s continues to reside with the Company. The Company continues to account for the MSRs in its consolidated balance sheets. In addition, the Company records a mortgage servicing rights financing liability associated with this financing transaction. Counterparty payments related to this financing arrangement are recorded as an adjustment to the Company’s service related revenues.

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

Revenues
ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as Company’s loans and derivatives, as well as revenue related to Company’s mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within Company’s disclosures. All revenues from Xome fall within the scope of ASC 606. Xome’s operations are comprised of Exchange, Services and Data/Technology, as follows:

101 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

•
Exchange is a national technology-enabled platform that manages and sells residential properties through its Xome.com platform. Revenue-generating activities include commission and buyer’s premium of winning bids on auctioned real estate owned (“REO”) and short sale properties. Revenue is recognized when the performance obligation is completed, which is at the closing of real estate transactions and there is transfer of ownership to the buyer.

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

•
Data/Technology includes the Company’s software as a service platform which provides integrated technology, media and data solutions to mortgage servicers, originators and multiple listing service (“MLS”) organizations and associations. Revenue-generating activities include software and platform system access and use, system implementation, software maintenance and support, data services and any additional customized enhancement. Revenue is recognized when the performance obligation is completed, which is generally recognized on a straight-line basis over the contractual terms. Additionally, any additional fees owed due to usage metrics in excess of the monthly minimum will be recognized each month under the usage-based royalties guidance of ASC 606.

Revenues from Forward Servicing Activities
Service related revenues primarily include contractually specified servicing fees, late charges, prepayment penalties and other ancillary revenues. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as earned, which is generally upon collection of the payments from the borrower. Corresponding loan servicing costs are charged to expense as incurred. The Company recognizes ancillary revenues and earnings on float as they are earned, which is generally upon collection of the payments from the borrower.

In addition, the Company receives various fees in the course of providing servicing on its various portfolios. These fees include modification fees for modifications performed outside of government programs, modification fees for modifications pursuant to various government programs, and incentive fees for servicing performance on specific government-sponsored entities (“GSE”) portfolios. Fees recorded on modifications of mortgage loans serviced by the Company for others are recognized on collection and are recorded as a component of service related revenues. Fees recorded on modifications pursuant to various government programs are recognized based upon completion of all necessary steps by the Company and the minimum loan performance time frame to establish eligibility for the fee. Revenue earned on modifications pursuant to various government programs is included as a component of service related revenues. Incentive fees for servicing performance on specific GSE portfolios are recognized as various incentive standards are achieved and are recorded as a component of service related revenues.

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

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 102

Loan securitizations structured as sales, as well as whole loan sales and the resulting gains on such sales, net of any accrual for recourse obligations, are reported in operating results during the period in which the securitization closes or the sale occurs.

Reserves for Origination Activity
The Company provides for reserves, included within payables and accrued liabilities, in connection with loan origination activities. Reserves on loan origination activities primarily include reserves for the repurchase of loans from GSEs, GNMA, and third-party investors primarily due to delinquency or foreclosure and are initially recorded upon sale of the loan to a third party with subsequent reserves recorded based on repurchase demands. The provision for reserves associated with loan origination activities is a component of net gain on mortgage loans held for sale.

The Company utilizes internal models to estimate reserves for loan origination activities based upon its expectation of future defaults and the historical defect rate for government insured loans and is based upon judgments and assumptions which can be influenced by many factors and may change over the life of the underlying loans, including: (i) historical loss rate, (ii) secondary market pricing of loans; (iii) home prices and the levels of home equity; (iv) the quality of Company’s underwriting procedures; (v) borrower delinquency and default patterns; and (vi) other Company-specific and macro-economic factors. On a quarterly basis, management corroborates these assumptions using third-party data, where applicable.

Reserves for Forward Servicing Activity
In connection with forward loan servicing activities, the Company records reserves primarily for the recoverability of advances, interest claims, and mortgage insurance claims. Reserves for advances and other receivables associated with loans in the MSR portfolio are considered within the MSR valuation, and the provision expense for such advances is recorded in the mark-to-market adjustment in service related revenue. Such valuation gives consideration to the expected cash outflows and inflows for advances and other receivables in accordance with the fair value framework. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables, net. As loans serviced transfer out of the MSR portfolio, any negative MSR value associated with the loans transferred is reclassified from the MSR to the reserve within advances and other receivables, net, to the extent such reserves continue to be required for balances remaining on the consolidated balance sheets. Management evaluates reserves for sufficiency each reporting period and any additional reserve requirements are recorded as a provision in general and administrative expense, as needed.

The Company records reserves for advances and other receivables and evaluates the sufficiency of such reserves through internal models considering both historical and expected recovery rates on claims filed with government agencies, government sponsored enterprises, vendors, prior servicer and other counterparties. Key assumptions used in the model include but are not limited to expected recovery rates by loan types and aging of the receivable. Recovery of advances and other receivables is subject to significant judgment and estimates based on the Company’s assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Management reviews recorded advances and other receivables and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written-off against the reserve.

Reserves for Reverse Mortgage Interests
The Company records a reserve for reverse mortgage interests based on unrecoverable costs and estimates of probable loss exposures. The Company estimates reserve requirements upon the realization of a triggering event indicating a probable loss exposure. Internal models are utilized to estimate loss exposures at the loan level associated with the Company’s ability to meet servicing guidelines set forth by regulatory agencies and GSEs. Key assumptions within the models include but are not limited to expected recovery rates by loan and borrower characteristics, foreclosure timelines, value of underlying collateral, future carrying and foreclosure costs, and other macro-economic factors. If the calculated reserve requirements exceed the recorded allowance for reserves and discounts, a provision is recorded to general and administrative expense, as needed. Releases to reserves are also recorded against provision in general and administrative expenses. Reserve requirements are subject to significant judgment and estimates based on the Company’s assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Each period, management reviews recorded reverse mortgage interests and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written-off against the reserve at the loan level.

103 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Amounts Due from Prior Servicers
The Company services its loan portfolios under guidelines set forth by regulatory agencies and investor guidelines. Losses can be incurred if the underlying loans are not serviced in accordance with established guidelines, resulting in the assessment of fines and the inability to recover interest and costs incurred. Prior servicers associated with the underlying loans may have contributed to the losses if their prior servicing practices did not allow for timely compliance with servicing guidelines set forth. To mitigate the risk of loss to the Company, indemnification provisions are incorporated into the executed acquisition and servicing agreements that allow for the recovery of realized losses which can be attributed to prior servicers. As part of its servicing operations, the Company estimates and records an asset in advances and other receivables on the consolidated balance sheet for probable recoveries from prior servicers for their respective portion of these losses. Estimated recoveries from prior servicers are based on management’s best estimate of allocated losses among servicing parties, terms of the indemnification provisions, prior recovery experience, current negotiations and the servicer’s ability to pay requested amounts. The Company updates its estimate of recovery each reporting period based on the facts and circumstances known at the time. Recovery of amounts due from prior servicers is subject to significant judgment based on the Company’s assessment of the prior servicer’s responsibility for losses incurred, its ability to provide related support for such amounts and its ability to effectively negotiate settlement of amounts due from prior servicers if needed.

Property and Equipment, Net
Property and equipment, net is comprised of land, building, furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred which is included in general and administrative expenses in the consolidated statements of operations. Depreciation, which includes depreciation and amortization on capital leases, is recorded using the straight-line method over the estimated useful lives of the related assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time through a charge or credit to general and administrative expenses. Costs to internally develop computer software are capitalized during the development stage and include external direct costs of materials and services as well as employee costs related to time spent on the project.

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

The Company evaluates all leases at inception to determine if they meet the criteria for a capital lease. A capital lease is recorded as an acquisition of property or equipment at an amount equal to the present value of minimum lease payments at the date of inception. Assets acquired under a capital lease are depreciated on a straight-line basis in accordance with the Company’s normal depreciation policy over the lease term and are included in property and equipment, net, on the consolidated balance sheets. A corresponding liability is recorded representing an obligation to make lease payments which is included in payables and accrued liabilities on the consolidated balance sheets. Lease payments are allocated between interest expense and reduction of obligation.

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

Variable Interest Entities
In the normal course of business, the Company enters into various types of on- and off-balance sheet transactions with special purpose entities (“SPEs”), which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which the Company transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, the Company typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. The Company will typically retain the right to service the transferred receivables and to repurchase the transferred receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing the transferred receivables.

The Company evaluates its interests in each SPE for classification as a Variable Interest Entity (“VIE”). When an SPE meets the definition of a VIE and the Company determines that the Company is the primary beneficiary, the Company includes the SPE in its consolidated financial statements.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 104

The Company consolidates SPEs connected with both forward and reverse mortgage activities. See Note 13, Securitizations and Financings for more information on Company SPEs and Note 11, Indebtedness for certain debt activity connected with SPEs.

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

Securitizations Treated as Sales
The Company’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. The Company’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the beneficial interests that are held in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at December 31, 2018, the Company had no other significant assets in its consolidated financial statements related to these trusts. The Company has no obligation to provide financial support to unconsolidated securitization trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of the Company. The general creditors of the Company have no claim on the assets of the trusts. The Company’s exposure to loss as a result of its continuing involvement with the trusts is limited to the carrying values, if any, of its investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. The Company considers the probability of loss arising from its advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 5, Advances and Other Receivables, Net and Note 4, Mortgage Servicing Rights and Related Liabilities, for additional information regarding advances and MSRs.

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

Financings include the HMBS and private securitization trusts as previously discussed.

Derivative Financial Instruments
Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations. The Company recognizes all derivatives on its consolidated balance sheets at fair value on a recurring basis. The Company treats all of its derivative instruments as economic hedges, therefore none of its derivative instruments are designated as accounting hedges.

Derivative instruments utilized by the Company primarily include interest rate lock commitments (“IRLCs”), loan purchase commitments (“LPCs”), forward Mortgage Backed Securities (“MBS”) purchase commitments, Eurodollar futures, Treasury futures, interest rate swap agreements and interest rate caps.

IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair values of mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and interest rate lock commitments, are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, the Company is exposed to interest rate risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. IRLCs are considered freestanding derivatives and are recorded at fair value at inception. Loan commitments generally range between 30 and 90 days; and the Company typically sells mortgage loans within 30 days of origination. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan, and changes in the probability that the loan will fund within the terms of the commitment. Any changes in fair value are recorded in earnings as a component of net gain on mortgage loans held for sale.

105 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The Company uses other derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale. These commitments are recorded at fair value based on the dealer’s market. The forward sales commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to the Company. The Company’s expectation of the amount of its interest rate lock commitments that will ultimately close is a key factor in determining the notional amount of derivatives used in economically hedging the position. The Company may also enter into commitments to purchase MBS as part of its overall hedging strategy. The estimated fair values of forward MBS are based on the exchange prices. The changes in value on the forward sales commitments and forward sales of MBS are recorded as a charge or credit to net gain on mortgage loans held for sale.

The Company also purchases interest rate swaps, Eurodollar futures and Treasury futures to mitigate exposure to interest rate risk related to cash flows on securitized mortgage borrowings.

Intangible Assets
Intangible assets primarily consist of trade name, customer relationships and technology acquired through the acquisition of Nationstar and the acquisition of Assurant Mortgage Solutions (“AMS”). Those intangible assets are deemed to have finite useful lives and are amortized either on a straight-line basis over their estimated useful lives (trade name, technology and internally developed software), or on a basis more representative of the time pattern over which the benefit is derived (customer relationships).

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

The Company early adopted ASU 2017-04 in the fourth quarter of 2018. The Company performs its annual goodwill impairment test as of October 1 and monitors for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If the Company chooses to perform a qualitative assessment and determines the fair value more likely than not exceeds the carrying value, no further evaluation is necessary.  For reporting units where the Company performs the quantitative goodwill impairment test, the Company compares the fair value of each reporting unit, which the Company primarily determines using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

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

Interest income also includes interest earned on custodial cash deposits associated with the mortgage loans serviced, and interest earned on reverse mortgage interests. Reverse mortgage interests accrue interest income in accordance with FHA guidelines.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 106

Share-Based Compensation
Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant) on a straight-line basis in salaries, wages and benefits within the consolidated statements of operations.

Advertising Costs
Advertising costs are expensed as incurred and are included as part of general and administrative expenses. The Company incurred advertising costs of $17 for the five months ended December 31, 2018. The Predecessor incurred advertising costs of $33 for the seven months ended July 31, 2018, and $57 and $58 for the years ended December 31, 2017 and 2016, respectively.

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

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized in future periods, a deferred tax valuation allowance is established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, length of statutory carryforward periods, experience with operating tax loss and tax credit carryforwards which may expire unused, tax planning strategies and timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.

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

Earnings Per Share
The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares.

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

3. Acquisitions

Acquisition of Nationstar Mortgage Holdings Inc.
Upon the Merger with Nationstar on July 31, 2018, each share of Nationstar’s common stock issued and outstanding immediately prior to the Effective Time was converted into the right to receive, at the election of the holder of such share, (i) $18.00 per share in cash, without interest, or (ii) 12.7793 shares (prior to the 1-for-12 reverse stock split) of validly issued, fully paid and nonassessable shares of WMIH common stock (the “Merger Consideration”). The Merger Consideration was subject to automatic proration and adjustment pursuant to the Merger Agreement to ensure that the total amount of cash paid (excluding cash paid in lieu of fractional shares) equaled approximately $1,226.

107 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Pursuant to the Merger Agreement, immediately prior to the Effective Time, subject to certain exceptions, (i) each then-outstanding share of Nationstar restricted stock automatically vested in full and was converted into the right to receive the Merger Consideration, as elected by the holder, and (ii) each then-outstanding Nationstar restricted stock unit, whether vested or unvested, was automatically vested in full, assumed by WMIH and converted into a WMIH restricted stock unit entitling the holder thereof to receive upon settlement the Merger Consideration, as elected by the holder.

Upon closing the Merger, all outstanding WMIH Series B Preferred Stock and all outstanding warrants to purchase shares of WMIH common stock were converted into WMIH common stock.

Total purchase price was approximately $1,777, consisting of cash paid of $1,226 and transferred stock valued at $551. The purchase price was funded from available cash on hand and borrowings under senior unsecured notes (see discussion below). Prior to the acquisition, Nationstar was a publicly-held company that earned fees through the delivery of servicing, origination and transaction-based services related primarily to single-family residences throughout the United States. This acquisition marks the Company’s initial entry into the mortgage servicing industry that Nationstar operates in and is consistent with the Company’s business strategy.

On July 13, 2018, Merger Sub closed the offering of $950 aggregate principal amount of 8.125% Notes due 2023 (the “2023 Notes”) and $750 aggregate principal amount of 9.125% Notes due 2026 (the “2026 Notes” and, together with the 2023 Notes, the “New Notes”). The proceeds from the New Notes were used, together with the proceeds from the issuance of the Company’s common stock and the Company’s cash and restricted cash on hand, to consummate the Company’s acquisition of Nationstar and the refinancing of certain of Nationstar’s existing debt and to pay related fees and expenses. At the consummation of the acquisition, Merger Sub merged with and into Nationstar, with Nationstar continuing as a wholly-owned subsidiary of the Company. After the Merger, Nationstar assumed all of Merger Sub’s obligations under the New Notes.

The acquisition has been accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company recorded preliminary goodwill of $10, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to the assembled workforce and synergies from the future growth and strategic advantages in the mortgage industry. The entire preliminary goodwill is assigned to the Servicing segment and will not be deductible for tax purposes.

The table below presents the calculation of aggregate purchase price.

Purchase Price
Converted WMIH common shares in millions (prior to the 1-for-12 reverse stock split)	394
Price per share, based on price of $1.398 for WMIH stock on July 31, 2018 (prior to the 1-for-12 reverse stock split)	$1.398
Purchase price from common stock issued	551
Purchase price from cash payment	1,226
Total purchase price	$1,777

The allocation of the fair value of the acquired business was based on preliminary valuations of the estimated fair value of the assets acquired and liabilities assumed. The determination of fair value estimates requires management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments. The Company’s estimates are subject to change as the Company obtains additional information and finalizes its review of estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of fair value of consideration transferred that are not yet finalized relate to the fair value of reverse mortgage interests and related other nonrecourse debt, advances and other receivables and payables and accrued liabilities. Based on the preliminary allocation of fair value, goodwill of $10 has been recorded.

The Company will record any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 108

The preliminary allocation of the purchase price to the acquired assets and liabilities is as follows:

Preliminary Estimated Fair Value of Net Assets Acquired
Cash and cash equivalents	$166
Restricted cash	430
Mortgage servicing rights	3,428
Advances and other receivables	1,262
Reverse mortgage interests	9,213
Mortgage loans held for sale	1,514
Mortgage loans held for investment	125
Property and equipment	96
Derivative financial instruments	64
Other assets	546
Fair value of assets acquired	16,844
Unsecured senior notes	1,830
Advance facilities	551
Warehouse facilities	2,701
Payables and accrued liabilities	1,361
MSR related liabilities—nonrecourse	1,065
Mortgage servicing liabilities	86
Derivative financial instruments	3
Other nonrecourse debt	7,583
Fair value of liabilities assumed	15,180
Total fair value of net tangible assets acquired	1,664
Intangible assets(1)	103
Preliminary goodwill	10
$1,777

(1)	The following intangible assets were acquired in the Nationstar acquisition:

	Useful Life (Years)	Fair Value
Customer relationships (i)	6	$61
Tradename (ii)	5	8
Technology (ii)	3-5	11
Internally developed software(iii)	2	23
Total		$103

(i)	The estimated fair values for customer relationships were measured using the excess earnings method.

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

109 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The preliminary allocation of fair value in the third quarter of 2018 resulted in a $2 bargain purchase gain. The Company did not record the bargain purchase gain in the third quarter of 2018 because it has not completed its assessment of the re-consideration criteria as specified in ASC 805, Business Combinations, which is required to be performed prior to recording a bargain purchase gain. During the fourth quarter of 2018, the Company performed a lookback analysis of certain valuation inputs and related valuation results as part of its assessment of the re-consideration criteria. Based on the revised valuation and lookback analysis performed, the Company updated the estimated fair value of reverse mortgage interests, which resulted in a reduction of $12 in reverse mortgage interests with a corresponding adjustment to goodwill. In addition, the Company updated other assets and payables and accrued liabilities for the tax impact related to the reverse mortgage interests fair value adjustment and return to provision true up adjustments recorded in purchase accounting. As a result of these adjustments, the Company recorded goodwill of $10 as of December 31, 2018 after taking into the consideration of previously unrecognized bargain purchase gain. The purchase price has not been finalized as of December 31, 2018 as the Company continues to analyze the valuations assigned to the acquired assets and assumed liabilities. Due to the complexity in valuing reverse mortgage interests and the significant amount of data inputs required, the valuation is not yet final. As a result of revising the reverse mortgage interests valuation, the purchase accounting accretion and amortization amounts are also subject to change.

WMIH incurred total acquisition costs of $92 prior to the consummation of the Merger. No significant additional acquisition costs were recorded during the remainder of fiscal 2018. The acquisition costs were primarily related to legal, accounting and consulting services and were expensed as incurred through July 31, 2018. Included in the total acquisition costs was a transaction fee of $25 to KKR Capital Markets LLC (“KCM”), an affiliate of KKR Wand Investors Corporation, which is WMIH’s largest stockholder, for acting as a non-exclusive financial advisor to WMIH with respect to the Merger and an arrangement fee of $7 to KCM for acting as a placement agent with respect to a bridge financing facility in connection with the Merger that was not executed. In addition, WMIH incurred $38 of costs related to borrowings under the Notes, which were capitalized in debt costs.

WMIH also paid KCM a deferred fee of $8, which initially reduced the carrying value of the Series B Preferred Stock. This fee was payable in connection with the conversion of Series B Preferred Stock to WMIH’s common stock upon consummation of the Merger.

Included in the Predecessor’s consolidated statements of operations were $27 of acquisition costs incurred by Nationstar for the seven months ended July 31, 2018. The acquisition costs were primarily related to legal, accounting and consulting services.

Included in the Successor’s consolidated statements of operations were $10 of acquisition costs related to the compensation arrangements incurred by the Company related to the merger for the five months ended December 31, 2018.

The following unaudited pro forma financial information presents the combined results of operations for the year ended December 31, 2018 as if the transaction had occurred on January 1, 2018.

Year ended December 31, 2018
(unaudited)
Pro forma total revenues	$1,790

Pro forma net income	$16

The unaudited pro forma financial information above does not include the pro forma effects of the Company’s acquisition of Assurant Mortgage Solutions as presented below. The above unaudited pro forma financial information is presented for illustrative purposes only and is not indicative of the results of operations that would have actually occurred had the Merger occurred on January 1, 2018. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future operating results of the Company. Further, the unaudited financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies, if any, that might result from the acquisition.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 110

Acquisition of Assurant Mortgage Solutions
On August 1, 2018, Xome Holdings LLC, a wholly-owned subsidiary of the Company, acquired Assurant Mortgage Solutions for $38 in cash with additional consideration dependent on the achievement of certain future performance targets, which was estimated at $15 as of December 31, 2018. Total purchase price is estimated at $53. The acquisition expands Xome’s footprint and grows its third-party client portfolio across its valuation, title and field services businesses. The Company initially recorded $23 of intangible assets and $3 of goodwill based on preliminary purchase price allocation in the third quarter of 2018. During the fourth quarter of 2018, the Company finalized its purchase price allocation and adjusted the fair value of net assets acquired based on the valuation performed by a third party valuation specialist. Such adjustments resulted in $1 increase in intangible assets and $10 increase in goodwill. Therefore, the Company recorded intangible assets of $24 and goodwill of $13 as of December 31, 2018 and expects entire goodwill will be deductible for tax purposes.

4. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s MSRs and the related liabilities.

	Successor	Predecessor
MSRs and Related Liabilities	December 31, 2018	December 31, 2017
Forward MSRs - fair value	$3,665	$2,937
Reverse MSRs - amortized cost	11	4
Mortgage servicing rights	$3,676	$2,941

Mortgage servicing liabilities - amortized cost	$71	$41

Excess spread financing - fair value	$1,184	$996
Mortgage servicing rights financing - fair value	32	10
MSR related liabilities - nonrecourse at fair value	$1,216	$1,006

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage (“forward”) loans for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights of both agency and non-agency loans.

The following table sets forth the activities of forward MSRs.

	Successor	Predecessor
Forward MSRs - Fair Value	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017
Fair value - beginning of period	$3,413	$2,937	$3,160
Additions:
Servicing retained from mortgage loans sold	120	162	203
Purchases of servicing rights	479	144	66
Dispositions:
Sales of servicing assets(1)	(111)	4	(60)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	(123)	330	(101)
Other changes in fair value	(113)	(164)	(331)
Fair value - end of period	$3,665	$3,413	$2,937

(1)	Amount for the seven months ended July 31, 2018 is related to the sale of MSRs collateralized by nonperforming loans, which have a negative MSR value.

111 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company’s continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment. During the five months ended December 31, 2018, the Company sold $10,746 in unpaid principal balance (“UPB”) of forward MSRs, of which none was retained by the Company as subservicer. During the seven months ended July 31, 2018 and the year ended December 31, 2017, the Predecessor sold $1,203 and $2,123 in UPB of forward MSRs, respectively, of which $1 and $364 was retained by the Company as subservicer, respectively.

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

The following table provides a breakdown of credit sensitive and interest sensitive UPB for the Company’s forward MSRs.

	Successor		Predecessor
	December 31, 2018		December 31, 2017
MSRs - Sensitivity Pools	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$135,752	$1,495	$167,605	$1,572
Interest sensitive	159,729	2,170	113,775	1,365
Total	$295,481	$3,665	$281,380	$2,937

The Company used the following key weighted-average inputs and assumptions in estimating the fair value of forward MSRs.

	Successor	Predecessor
Credit Sensitive	December 31, 2018	December 31, 2017
Discount rate	11.3%	11.4%
Total prepayment speeds	11.8%	15.2%
Expected weighted-average life	6.4 years	5.7 years

Interest Sensitive
Discount rate	9.3%	9.2%
Total prepayment speeds	10.0%	10.7%
Expected weighted-average life	7.0 years	6.7 years

The following table shows the hypothetical effect on the fair value of the forward MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated.

	Discount Rate		Total Prepayment Speeds
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
Successor
December 31, 2018
Forward mortgage servicing rights	$(137)	$(265)	$(129)	$(250)

Predecessor
December 31, 2017
Forward mortgage servicing rights	$(108)	$(208)	$(118)	$(227)

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 112

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

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
The Company services certain HECM reverse mortgage loans with an unpaid principal balance of $28,415 as of December 31, 2018. The Predecessor serviced and subserviced certain HECM reverse mortgage loans with an unpaid principal balance of $35,112 as of December 31, 2017. Reverse mortgage servicing liabilities had an ending balance of $71 and $41 as of December 31, 2018 and 2017 for the Company and Predecessor, respectively. For the five months ended December 31, 2018, the Company accreted $15 of the MSL. For the seven months ended July 31, 2018, the Predecessor accreted $11 of the MSL and recorded impairment of $56 in general and administrative expenses. For the year ended December 31, 2017, the Predecessor accreted $4 of the MSL and recorded an impairment of $3. Such accretion recorded by the Predecessor relates to previous portfolio acquisitions.

Reverse MSR had an ending balance of $11 and $4 as of December 31, 2018 and 2017 for the Company and Predecessor, respectively. For the five months ended December 31, 2018, the Company recorded $4 of amortization. For the seven months ended July 31, 2018, the Predecessor recorded an impairment of $4. For the year ended December 31, 2017, the Predecessor amortized $2 of the MSR.

The fair value of the reverse MSR was $11 and $29 as of December 31, 2018 and 2017 for the Company and Predecessor, respectively. The fair value of the MSL was $53 and $34 as of December 31, 2018 and 2017 for the Company and Predecessor, respectively. Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management’s assessment at December 31, 2018 and 2017, no impairment or increased obligation was needed.

Excess Spread Financing - Fair Value
In order to finance the acquisition of certain MSRs on various Portfolios, the Company has entered into sale and assignment agreements with a third-party associated with funds and accounts under management of BlackRock Financial Management Inc. (“BlackRock”), a third-party associated with funds and accounts under management of Värde Partners, Inc. (“Varde”), and with certain affiliated entities formed and managed by New Residential Investment Corp. (“New Residential”). The Company sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. Servicing fees associated with traditional MSRs can be segregated into a contractually specified base servicing fee component and an excess servicing fee. The base servicing fee, along with ancillary income, is designed to cover costs incurred to service the specified pool plus a reasonable profit margin. The remaining servicing fee is considered excess. The Company retains all the base servicing fee and ancillary revenues associated with servicing the Portfolios and retains a portion of the excess servicing fee. The Company continues to be the servicer of the Portfolios and provides all servicing and advancing functions.

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

113 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The range of key assumptions used in the Company’s valuation of excess spread financing are as follows:

Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
Successor
December 31, 2018
Low	6.0%	5.0	8.5%	8.5%
High	16.7%	8.1	13.9%	30.5%
Weighted-average	11.0%	6.5	10.4%	18.6%

Predecessor
December 31, 2017
Low	6.2%	4.4	8.5%	7.2%
High	21.2%	6.9	14.1%	30.0%
Weighted-average	13.7%	5.9	10.8%	18.7%

The following table shows the hypothetical effect on the excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated.

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
Successor
December 31, 2018
Excess spread financing	$47	$99	$38	$81

Predecessor
December 31, 2017
Excess spread financing	$37	$78	$34	$71

As the cash flow assumptions utilized in determining the fair value amounts in the excess spread financing are based on the related cash flow assumptions utilized in the financed MSRs, any fair value changes recognized in the MSRs would inherently have an inverse impact on the carrying amount of the related excess spread financing. For example, while an increase in discount rates would negatively impact the value of the Company’s MSRs, it would reduce the carrying value of the associated excess spread financing liability.

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

Mortgage Servicing Rights Financing - Fair Value
From December 2013 through June 2014, the Predecessor entered into agreements to sell a contractually specified base servicing fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third-party investors. The Predecessor and subsequently the Company continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with the Company. Accordingly, the Predecessor and the Company records the MSRs and a MSR financing liability associated with this transaction in its consolidated balance sheets.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 114

The following table sets forth the weighted average assumptions used in the valuation of the mortgage servicing rights financing.

	Successor	Predecessor
Mortgage Servicing Rights Financing Assumptions	December 31, 2018	December 31, 2017
Advance financing rates	4.2%	3.5%
Annual advance recovery rates	19.0%	23.2%

The following table sets forth the items comprising revenues associated with servicing loan portfolios.

	Successor	Predecessor
Servicing Revenue	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Contractually specified servicing fees(1)	$421	$574	$1,003	$1,045
Other service-related income(1)	44	66	168	245
Incentive and modification income(1)	17	37	80	113
Late fees(1)	34	53	89	82
Reverse servicing fees	16	37	58	57
Mark-to-market adjustments(2)	(164)	196	(160)	(177)
Counterparty revenue share(3)	(68)	(111)	(230)	(298)
Amortization, net of accretion(4)	(64)	(112)	(242)	(314)
Total servicing revenue	$236	$740	$766	$753

(1)	Amounts include subservicing related revenues.

(2)
Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $25 for the five months ended December 31, 2018. The impact of negative modeled cash flows for the Predecessor was $38 for the seven months ended July 31, 2018 and $72 and $81 for the years ended December 31, 2017 and 2016, respectively.

(3)
Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSR financing arrangements.

(4)
Amortization for the Successor is net of excess spread accretion of $53 and MSL accretion of $15 for the five months ended December 31, 2018. Amortization for the Predecessor is net of excess spread accretion of $78 for the seven months ended July 31, 2018, and $161 and $200 for the years ended December 31, 2017 and 2016, respectively. The Predecessor recorded MSL accretion within reverse servicing fees, whereas the Successor has elected to record MSL accretion within Amortization, net of accretion.

5. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following:

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Servicing advances, net of $205 and $0 discount, respectively	$952	$1,599
Receivables from agencies, investors and prior servicers, net of $48 and $0 discount, respectively	289	391
Reserves	(47)	(284)
Total advances and other receivables, net	$1,194	$1,706

The Company and Predecessor, as loan servicer, are contractually responsible to advance funds on behalf of the borrower and investor primarily for loan principal and interest, property taxes and hazard insurance, and foreclosure costs. Advances are primarily recovered through reimbursement from the investor, proceeds from sale of loan collateral, or mortgage insurance claims. Reserves

115 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables.

The Company and Predecessor estimate and record an asset for estimated recoveries to be collected from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $94 and $134 for the Company and Predecessor’s forward loan portfolio at December 31, 2018 and 2017, respectively.

The following table sets forth the activities of the reserves for advances and other receivables.

	Successor	Predecessor
Reserves for Advances and Other Receivables	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017
Balance - beginning of period	$—	$284	$184
Provision and other additions(1)	47	69	142
Write-offs	—	(56)	(42)
Balance - end of period	$47	$297	$284

(1)
The Company recorded a provision of $25 through the MTM adjustments in service related revenues for the five months ended December 31, 2018 for inactive and liquidated loans that are no longer part of the MSR portfolio. The Predecessor recorded a provision through the MTM adjustments in service related revenues of $38 and $72 for the seven months ended July 31, 2018 and year ended December 31, 2017, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
In connection with the Merger, the Company recorded the acquired advances and other receivables at estimated fair value as of the acquisition date, which resulted in a preliminary purchase discount of $302. The following table sets forth the activities of the purchase discount for advances and other receivables.

	Successor
	For the Period August 1 - December 31, 2018
Purchase Discounts	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$246	$56
Utilization of purchase discounts	(41)	(8)
Balance - end of period	$205	$48

6. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consists of the following:

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Participating interests in HECM mortgage-backed securities, net of $58 and $0 premium, respectively	$5,664	$7,107
Other interests securitized, net of $100 and $0 discount, respectively	1,064	912
Unsecuritized interests, net of $122 and $89 discount, respectively	1,219	2,080
Reserves	(13)	(115)
Total reverse mortgage interests, net	$7,934	$9,984

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 116

Participating Interests in HMBS
Participating interests in HMBS consist of the Company’s reverse mortgage interests in HECM loans which have been transferred to GNMA and subsequently securitized through the issuance of HMBS. During the five months ended December 31, 2018, a total of $107 UPB was transferred to GNMA and securitized by the Company. During the seven months ended July 31, 2018 and year ended December 31, 2017, a total of $198 and $547 in UPB were transferred to GNMA and securitized by the Predecessor, respectively.

Other Interests Securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria and have been repurchased out of HMBS. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. During the five months ended December 31, 2018, the Company securitized a total of $364 UPB through Trust 2018-3 and a total of $188 UPB from Trust 2017-1 was called and the related debt was extinguished. During the seven months ended July 31, 2018, the Predecessor securitized a total of $760 UPB through Trust 2018-1 and Trust 2018-2 and a total of $284 UPB from Trust 2016-2 and Trust 2016-3 were called and the related debt was extinguished. Refer to Other Nonrecourse Debt in Note 11, Indebtedness for additional information.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consists of the following:

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Repurchased HECM loans (exceed 98% MCA)	$949	$1,751
HECM related receivables	300	311
Funded borrower draws not yet securitized	76	82
REO-related receivables	16	25
Purchase discount	(122)	(89)
Total unsecuritized interests	$1,219	$2,080

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount (“MCA”) established at origination in accordance with HMBS program guidelines. The Company repurchased a total of $1,429 of HECM loans out of GNMA HMBS securitizations during the five months ended December 31, 2018, of which $328 were subsequently assigned to a third party in accordance with applicable servicing agreements. The Predecessor repurchased a total of $2,439 and $4,268 of HECM loans out of GNMA HMBS securitizations during the seven months ended July 31, 2018 and year ended December 31, 2017, respectively, of which, $512 and $1,018 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively. To the extent a loan is not subject to applicable servicing agreements and assigned to a third party, the loan is either subject to assignment to U.S. Department of Housing and Urban Development (“HUD”), per contractual obligations with GNMA, liquidated via a payoff from the borrower or liquidated via a foreclosure according to the terms of the underlying mortgage.

The Company and the Predecessor also estimate and record an asset for probable recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $18 and $22 for the Company and Predecessor’s reverse loan portfolio at December 31, 2018 and 2017, respectively.

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

117 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Reserves for Reverse Mortgage Interests
The Company records reserves related to reverse mortgage interests based on potential unrecoverable costs and loss exposures expected to be realized. Recoverability is determined based on the Company’s ability to meet HUD servicing guidelines and is viewed as two different categories of expenses: financial and operational. Financial exposures are defined as the cost of doing business related to servicing the HECM product and include potential unrecoverable costs primarily based on HUD claim guidelines related to recoverable expenses and unfavorable changes in the appraised value of the loan collateral. Operational exposures are defined as unrecoverable debenture interest curtailments imposed for missed HUD-specified servicing timelines. Reserves for reverse mortgage interests are related to both financial and operational exposures.

The activity of the reserves for reverse mortgage interests is set forth below.

	Successor	Predecessor
Reserves for reverse mortgage interests	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017
Balance - beginning of period	$—	$115	$131
Provisions	13	32	76
Write-offs	—	(18)	(92)
Balance - end of period	$13	$129	$115

Purchase Discount for Reverse Mortgage Interests
In connection with the Merger, the Company recorded the acquired reverse mortgage interests at estimated fair value as of the acquisition date, which resulted in a preliminary purchase premium of $58 for participating interests in HMBS, and a preliminary purchase discount of $290 for other interest securitized and unsecuritized interests as this population of reverse mortgage interests represents a portion of the portfolio that has more risk of loss attributable to financial and operational exposures related to being serviced through foreclosure and collateral liquidation. The following table sets forth the activities of the purchase premiums and discounts for reverse mortgage interests.

	Successor
	For the Period August 1 - December 31, 2018
Purchase premiums and discounts for reverse mortgage interests	Premium for Participating Interests in HMBS	Discount for Other Interest Securitized	Discount for Unsecuritized Interests
Balance - beginning of period	$58	$(117)	$(173)
Additions	—	—	—
Utilization of purchase discounts	—	—	43
Accretion/(Amortization)	—	17	8
Balance - end of period	$58	$(100)	$(122)

In connection with previous reverse mortgage portfolio acquisitions, the Predecessor recorded a purchase discount within unsecuritized interests. The following table sets forth the activities of the purchase discounts for reverse mortgage interests.

	Predecessor
Purchase discounts for reverse mortgage interests	For the Period January 1 - July 31, 2018	Year ended December 31, 2017
Balance - beginning of period	$(89)	$(43)
Additions	(7)	(75)
Accretion	14	29
Balance - end of period	$(82)	$(89)

Reverse Mortgage Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans and FHA guidelines. Total interest earned on the Company’s reverse mortgage interests was $206 for the five months ended December 31, 2018. Total interest earned on the Predecessor’s reverse mortgage interests was $274 for the seven months ended July 31, 2018, and $490 and $344 for the years ended December 31, 2017 and 2016, respectively.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 118

7. Mortgage Loans Held for Sale and Investment

Mortgage Loans Held for Sale
The Company maintains a strategy of originating and purchasing residential mortgage loan products primarily for the purpose of selling to GSEs or other third-party investors in the secondary market on a servicing-retained basis. The Company focuses on assisting customers currently in the Company’s servicing portfolio with refinancing of loans or new home purchases. Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

Mortgage loans held for sale are recorded at fair value as set forth below.

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Mortgage loans held for sale - UPB	$1,568	$1,837
Mark-to-market adjustment(1)	63	54
Total mortgage loans held for sale	$1,631	$1,891

(1)	The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as interest income in the consolidated statements of operations.

The total UPB of mortgage loans held for sale on non-accrual status was as follows:

	Successor		Predecessor
	December 31, 2018		December 31, 2017
Mortgage Loans Held for Sale - UPB	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$45	$42	$66	$64

(1)	Non-accrual includes $40 and $64 of UPB related to Ginnie Mae repurchased loans as of December 31, 2018 and 2017, respectively.

From time to time, the Company exercises its right to repurchase individual delinquent loans in Ginnie Mae securitization pools to minimize interest spread losses, to re-pool into new Ginnie Mae securitizations, or to otherwise sell to third-party investors. During the five months ended December 31, 2018, the Company repurchased $56 of delinquent Ginnie Mae loans and securitized or sold to third-party investors $95 of previously repurchased loans. During the seven months ended July 31, 2018 and the year ended December 31, 2017, the Predecessor repurchased $118 and $316 of delinquent Ginnie Mae loans, respectively, and securitized or sold to third-party investors $151 and $341 of previously repurchased loans, respectively.

As of December 31, 2018 and 2017, $70 and $227 of the repurchased loans have re-performed and were held in accrual status, respectively, and remaining balances continue to be held under a nonaccrual status.

The total UPB of mortgage loans held for sale for which the Company and the Predecessor have begun formal foreclosure proceedings was $33 and $51 as of December 31, 2018 and 2017, respectively.

119 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The following table details a roll forward of the change in the account balance of mortgage loans held for sale.

	Successor	Predecessor
Mortgage loans held for sale	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017
Balance - beginning of period	$1,514	$1,891	$1,788
Mortgage loans originated and purchased, net of fees	8,890	12,319	19,140
Loans sold	(9,304)	(13,255)	(20,318)
Repurchase of loans out of Ginnie Mae securitizations	527	544	1,249
Transfer of mortgage loans held for sale to advances/accounts receivable related to claims(1)	(5)	(7)	(19)
Net transfer of mortgage loans held for sale from REO in other assets(2)	5	14	23
Changes in fair value	6	(1)	9
Other purchase-related activities(3)	(2)	9	19
Balance - end of period	$1,631	$1,514	$1,891

(1)	Amounts are comprised of claims made on certain government insured mortgage loans upon completion of the REO sale.

(2)
Net amounts are comprised of REO in the sales process which are transferred to other assets and certain government insured mortgage REO which are transferred from other assets upon completion of the sale so that the claims process can begin.

(3)	Amounts are comprised primarily of non-Ginnie Mae loan purchases and buyouts.

For the five months ended December 31, 2018, the Company received proceeds of $9,397 on the sale of mortgage loans held for sale, resulting in gains of $93. For the seven months ended July 31, 2018 and years ended December 31, 2017 and 2016, the Predecessor received proceeds of $13,382, $20,772 and $21,942, respectively, on the sale of mortgage loans held for sale, resulting in gains of $127, $454 and $539, respectively.

The Company has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to re-pool into new Ginnie Mae securitizations upon re-performance of the loan or to otherwise sell to third-party investors. Therefore, these loans are classified as held for sale. The amounts repurchased out of Ginnie Mae pools, as presented above, are primarily in connection with loan modifications and loan resolution activity as part of the Company’s contractual obligations as the servicer of the loans.

Mortgage Loans Held for Investment
The following sets forth the composition of mortgage loans held for investment, net.

Successor
December 31, 2018
Mortgage loans held for investment, net – UPB	$156
Fair value adjustments	(37)
Total mortgage loans held for investment at fair value	$119

Predecessor
December 31, 2017
Mortgage loans held for investment, net - UPB	$193
Transfer discount:
Non-accretable	(41)
Accretable	(12)
Allowance for loan losses	(1)
Total mortgage loans held for investment, net	$139

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 120

The Predecessor recorded interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, the Predecessor reclassified to accretable yield discount approximately $1 of transfer discount designated as reserves for future loss, for the seven months ended July 31, 2018 and the year ended December 31, 2017, respectively. No provision for reserves was required for the year ended December 31, 2017 as the fair value of the underlying collateral exceeded the carrying value of the loans, net of the non-accretable discount.

The total UPB of mortgage loans held for investment on non-accrual status was as follows:

	Successor
	December 31, 2018
Mortgage Loans Held for Investment - UPB	UPB	Fair Value
Non-accrual	$27	$13

The following table details a roll forward of the change in the account balance of mortgage loans held for investment.

Successor
Mortgage loans held for investment at fair value	For the Period August 1 - December 31, 2018
Balance - beginning of period	$125
Payments received from borrowers	(5)
Charge-offs	(3)
Changes in fair value	2
Balance - end of period	$119

The total UPB of mortgage loans held for investment for which the Company and the Predecessor have begun formal foreclosure proceedings was $15 and $22 as of December 31, 2018 and 2017, respectively.

8. Property and Equipment, Net

The composition of property and equipment, net, and the corresponding ranges of estimated useful lives were as follows:

	Successor	Predecessor
	December 31, 2018	December 31, 2017	Estimated Useful Life
Furniture, fixtures, and equipment	$32	$57	3 - 5 years
Capitalized software costs	24	152	3 - 5 years
Software in development and other	24	12
Leasehold improvements	22	19	3 - 5 years
Long-term capital leases - computer equipment	10	50	5 years
Property and equipment	112	290
Less: Accumulated depreciation	(16)	(169)
Total property and equipment, net	$96	$121

The Company recorded depreciation expense on property and equipment of $16 for the five months ended December 31, 2018. The Predecessor recorded depreciation expense on property and equipment of $31, $54 and $56 for the seven months ended July 31, 2018 and years ended December 31, 2017, and 2016, respectively. The Company and Predecessor have entered into various lease agreements for computer equipment which are classified as capital leases. All of the capital leases expire over the next year. A majority of these lease agreements contain bargain purchase options.

121 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

No impairment losses related to property and equipment were recorded by the Predecessor and Company during the seven months ended July 31, 2018 and the five months ended December 31, 2018, respectively. During the year ended December 31, 2017, the Predecessor recorded a total of $3 impairment charges for hardware and software that were no longer in use. The impairment charges were included in the general and administrative expenses in the consolidated statements of operations. During the year ended December 31, 2016, the Predecessor recorded a total of $11 impairment charges for assets that were no longer in use, including $10 primarily related to software and hardware and $1 due to retirement of Predecessor’s old website upon launch of Predecessor’s new website.

9. Other Assets

Other assets consist of the following:

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Loans subject to repurchase right from Ginnie Mae	$266	$218
Accrued revenues	145	148
Intangible assets	117	19
Goodwill	23	72
Other	244	222
Total other assets	$795	$679

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

Accrued Revenues
Accrued revenues are primarily comprised of service fees earned but not received based upon the terms of the Company’s servicing and subservicing agreements.

Goodwill and Intangible Assets
The following presents changes in the carrying amount of goodwill for the years indicated.

	Successor	Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017
Balance - beginning of period(1)	$10	$72	$74
Addition from acquisitions(2)	13	—	—
Goodwill disposition	—	—	(2)
Balance - end of period	$23	$72	$72

(1)	Beginning balance for the Successor includes goodwill of $10 in connection with the acquisition of Nationstar on July 31, 2018, 2018. See further discussion in Note 3, Acquisitions.

(2)	As discussed in Note 3, Acquisitions, the Company recorded goodwill of $13 in connection with the acquisition of Assurant Mortgage Solutions in 2018.

The Company performed a qualitative assessment of its reporting units and determined that no impairment of goodwill existed in the five months ended December 31, 2018. The Predecessor did not recognize goodwill impairment in the seven months ended July 31, 2018 and the years ended December 31, 2017 and 2016.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 122

The following tables present the composition of intangible assets.

	Successor
	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Customer relationships	$77	$(14)	$63	5.6
Technology	52	(8)	44	3.6
Trade name	8	(1)	7	4.6
Other	3	—	3	4.8
Total intangible assets	$140	$(23)	$117	4.7

	Predecessor
	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Trade name	$8	$(3)	$5	6.6
Customer relationships	12	(6)	6	4.7
Purchased software	12	(5)	7	4.0
Licenses	1	—	1	Indefinite
Total intangible assets	$33	$(14)	$19	4.8

The Company recognized $23 of amortization expense during the five months ended December 31, 2018. The Predecessor recognized amortization expense of $2 during the seven months ended July 31, 2018, and $5, and $8 during the years ended December 31, 2017, and 2016, respectively.

The following table presents the estimated aggregate amortization expense for existing amortizable intangible assets for the years indicated.

Year Ending December 31,	Amount
2019	$47
2020	32
2021	17
2022	13
2023	8
Thereafter	—
Total future amortization expense	$117

Other
Other primarily includes derivative financial instruments, prepaid expenses, deposits, REO, tax receivables and non-advance related accounts receivable due from investors. See Note 10, Derivative Financial Instruments, for further details on derivative financial instruments.

REO, net includes $10 and $15 of REO-related receivables with government insurance as of December 31, 2018 and 2017, respectively, limiting loss exposure to the Company and the Predecessor.

10. Derivative Financial Instruments

Derivative instruments utilized by the Company primarily include IRLCs, LPCs, forward MBS trades, Eurodollar and Treasury futures and interest rate swap agreements.

123 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Associated with the Company and Predecessor’s derivatives are $12 and $1 in collateral deposits on derivative instruments recorded in other assets on the Company and Predecessor’s consolidated balance sheets as of December 31, 2018 and 2017, respectively. The Company and Predecessor do not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the consolidated balance sheets.

The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

		Successor			Predecessor
		December 31, 2018		For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018
	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2019	$319	$13.5	$2.8	$10.5
Derivative financial instruments
IRLCs	2019	1,301	47.6	(12.1)	0.4
Forward sales of MBS	2019	485	0.1	(3.1)	0.9
LPCs	2019	215	1.7	0.4	0.3
Treasury futures(1)	2018	—	—	(0.1)	(1.8)
Eurodollar futures(1)	2019-2021	19	—	—	—
Liabilities
Derivative financial instruments
IRLCs(1)	2019	—	—	—	—
Forward sales of MBS	2019	2,639	19.3	17.4	(1.0)
LPCs	2019	90	0.4	(0.2)	0.1
Treasury futures(1)	2018	—	—	(0.1)	(1.3)
Eurodollar futures(1)	2019-2021	6	—	—	—

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 124

		Predecessor
		December 31, 2017		Year ended December 31, 2017
	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments(1)	2018	$13	$0.1	$—
Derivative financial instruments
IRLCs	2018	2,065	59.3	(32.9)
Forward sales of MBS	2018	1,802	2.4	(36.9)
LPCs	2018	171	0.9	(1.0)
Treasury futures	2018	81	1.9	1.9
Eurodollar futures(1)	2018-2021	26	—	—
Interest rate swaps(1)	2018	—	—	(0.1)
Liabilities
Derivative financial instruments
IRLCs(1)	2018	7	—	1.1
Forward sales of MBS	2018	1,579	2.8	7.2
LPCs	2018	213	0.6	0.9
Treasury futures	2018	128	1.4	(1.4)
Eurodollar futures(1)	2018-2021	17	—	—
Interest rate swaps(1)	2018	—	—	0.1

(1)	Fair values or recorded gains/(losses) of derivative instruments are less than $0.1 for the specified dates.

11. Indebtedness

Notes Payable

					Successor		Predecessor
					December 31, 2018		December 31, 2017
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Nationstar agency advance receivables trust	LIBOR+1.5% to 2.6%	December 2020	Servicing advance receivables	$350	$218	$255	$416	$492
Nationstar mortgage advance receivable trust	LIBOR+1.5% to 6.5%	August 2021	Servicing advance receivables	325	209	284	230	287
MBS servicer advance facility (2014)	CPRATE+2.5%	December 2019	Servicing advance receivables	125	90	149	44	140
Nationstar agency advance financing facility	LIBOR+1.5%	July 2020	Servicing advance receivables	125	78	89	102	117
MBS advance financing facility	LIBOR+2.5%	March 2019	Servicing advance receivables	—	—	—	63	64
Advance facilities principal amount					595	$777	855	$1,100
Unamortized debt issuance costs					—		—
Advance facilities, net					$595		$855

125 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

					Successor		Predecessor
					December 31, 2018		December 31, 2017
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$1,200 warehouse facility	LIBOR+1.9% to 3.8%	March 2019	Mortgage loans or MBS	$1,200	$464	$514	$889	$960
$1,000 warehouse facility	LIBOR+1.6% to 2.5%	September 2019	Mortgage loans or MBS	1,000	137	140	299	308
$950 warehouse facility	LIBOR+1.7% to 3.5%	November 2019	Mortgage loans or MBS	950	560	622	721	785
$600 warehouse facility	LIBOR+2.5%	February 2020	Mortgage loans or MBS	600	151	168	333	347
$500 warehouse facility	LIBOR+2.0% to 2.3%	September 2020	Mortgage loans or MBS	500	290	299	—	—
$500 warehouse facility	LIBOR+1.5% to 2.8%	November 2019	Mortgage loans or MBS	500	220	248	305	337
$500 warehouse facility	LIBOR+1.5% to 3.0%	April 2019	Mortgage loans or MBS	500	187	200	246	272
$500 warehouse facility	LIBOR+1.8% to 2.8%	August 2019	Mortgage loans or MBS	500	119	122	233	239
$300 warehouse facility	LIBOR+2.3%	January 2020	Mortgage loans or MBS	300	103	132	116	141
$200 warehouse facility	LIBOR+1.3%	April 2019	Mortgage loans or MBS	200	18	19	80	81
$40 warehouse facility	LIBOR+3.0%	November 2019	Mortgage loans or MBS	40	1	2	4	6
					2,250	2,466	3,226	3,476
MSRs
$200 warehouse facility(1)	LIBOR+3.8%	March 2019	Mortgage loans or MBS	200	—	430	—	377
$200 warehouse facility	LIBOR+4.0%	June 2020	Mortgage loans or MBS	200	100	928	50	594
$175 warehouse facility	LIBOR+2.3%	December 2020	Mortgage loans or MBS	175	—	226	—	200
$50 warehouse facility	LIBOR+4.5%	August 2020	Mortgage loans or MBS	50	—	102	10	90
					100	1,686	60	1,261
Warehouse facilities principal amount					2,350	$4,152	3,286	$4,737
Unamortized debt issuance costs					(1)		(1)
Warehouse facilities, net					$2,349		$3,285

Pledged Collateral:
Mortgage loans held for sale and mortgage loans held for investment					$1,528	$1,628	$1,792	$1,901
Reverse mortgage interests					722	838	1,434	1,575
MSRs					100	1,686	60	1,261

(1)	The capacity amount of this facility is a sublimit of the $1,200 warehouse facility.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 126

Unsecured Senior Notes
Unsecured senior notes consist of the following:

	Successor	Predecessor
	December 31, 2018	December 31, 2017
$950 face value, 8.125% interest rate payable semi-annually, due July 2023(1)	$950	$—
$750 face value, 9.125% interest rate payable semi-annually, due July 2026(1)	750	—
$600 face value, 6.500% interest rate payable semi-annually, due July 2021(2)	592	595
$300 face value, 6.500% interest rate payable semi-annually, due June 2022(2)	206	206
$475 face value, 6.500% interest rate payable semi-annually, due August 2018(3)	—	364
$400 face value, 7.875% interest rate payable semi-annually, due October 2020(3)	—	397
$375 face value, 9.625% interest rate payable semi-annually, due May 2019(3)	—	323
Unsecured senior notes principal amount	2,498	1,885
Unamortized debt issuance costs, net of premium, and discount	(39)	(11)
Unsecured senior notes, net	$2,459	$1,874

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

(3)	The note of the Predecessor was paid off or redeemed in August 2018.

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

The indentures for the unsecured senior notes provide that the Company may redeem all or a portion of the notes prior to certain fixed dates by paying a make-whole premium plus accrued and unpaid interest, to the redemption dates. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. During the five months ended December 31, 2018, the Company redeemed $658 in principal of outstanding notes. Additionally, the Company repaid $364 in principal of outstanding notes which matured during the five months ended December 31, 2018. The Predecessor repurchased $60 and $120 in principal amount of outstanding notes during the seven months ended July 31, 2018 and year ended December 31, 2017, respectively, resulting in a loss of $2 and $3, respectively.

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

127 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

As of December 31, 2018, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2019	$—
2020	—
2021	592
2022	206
2023	950
Thereafter	750
Total	$2,498

Other Nonrecourse Debt
Other nonrecourse debt consists of the following:

					Successor	Predecessor
					December 31, 2018	December 31, 2017
	Issue Date	Maturity Date	Class of Note	Securitized Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	—	$—	$5,607	$7,111
Securitization of nonperforming HECM loans
Trust 2016-2	June 2016	June 2026	A, M1, M2	—	—	94
Trust 2016-3	August 2016	August 2026	A, M1, M2	—	—	138
Trust 2017-1	May 2017	May 2027	A, M1, M2	—	—	213
Trust 2017-2	September 2017	September 2027	A, M1, M2	284	231	365
Trust 2018-1	March 2018	March 2028	A, M1, M2, M3, M4, M5	308	284	—
Trust 2018-2	August 2018	August 2028	A, M1, M2, M3, M4, M5	260	250	—
Trust 2018-3	November 2018	November 2028	A, M1, M2, M3, M4, M5	350	326	—
Nonrecourse debt - legacy assets	November 2009	October 2039	A	105	29	42
Other nonrecourse debt principal amount					6,727	7,963
Unamortized debt issuance costs, net of premium, and issuance discount(2)					68	51
Other nonrecourse debt, net					$6,795	$8,014

(1)	Amounts represent the Company’s participating interest in GNMA HMBS securitized portfolios.

(2)	The Predecessor amount includes a premium of $62 as of December 31, 2017.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 128

Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Company and Predecessor issue HMBS in connection with the securitization of borrower draws and accrued interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a “participating interest”) in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 2.6% to 6.6%.

Securitizations of Nonperforming HECM Loans
From time to time, the Company securitizes its interests in non-performing reverse mortgages. The transactions provide investors with the ability to invest in a pool of both non-performing HECM loans secured by one-to-four-family residential properties and a pool of REO properties acquired through foreclosure of a deed in lieu of foreclosure in connection with HECM loans that are covered by FHA insurance. The transactions provide the Company with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as reverse mortgage interests and the related financing included in other nonrecourse debt. Interest is accrued at a rate of 2.0% to 6.0% on the outstanding securitized notes and recorded as interest expense in consolidated statements of operations. The HECM securitizations are callable with expected weighted average lives of less than one to four years. The Company may re-securitize the previously called loans from earlier HECM securitizations to achieve a lower cost of funds.

Nonrecourse Debt – Legacy Assets
During November 2009, the Company completed the securitization of approximately $222 of Asset-Backed Securities (“ABS”), which was accounted for as a secured borrowing. This structure resulted in the Company carrying the securitized mortgage loans in its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $160 and $181 at December 31, 2018 and December 31, 2017, respectively. The UPB on the outstanding loans was $29 and $42 at December 31, 2018 and December 31, 2017, respectively, and the carrying value of the nonrecourse debt was $29 and $37, respectively.

Financial Covenants
The Company and the Predecessor’s borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. Due to the Merger-related expenses incurred by the Predecessor in July 2018, the Company was unable to meet the profitability requirement in one of its outstanding warehouse facilities as of September 30, 2018. At the Company’s request, the financial institution associated with this warehouse facility agreed to amend this profitability requirement. As a result of this amendment, the Company was in compliance with its required financial covenants as of December 31, 2018.

The Company is required to maintain a minimum tangible net worth of at least $682 as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of December 31, 2018, the Company was in compliance with these minimum tangible net worth requirements.

12. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following:

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Payables to servicing and subservicing investors	$494	$516
Loans subject to repurchase from Ginnie Mae	266	218
MSR purchases payable including advances	182	10
Payable to GSEs and securitized trusts	105	92
Other liabilities	496	403
Total payables and accrued liabilities	$1,543	$1,239

129 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Payables to Servicing and Subservicing Investors and Payables to GSEs and Securitized Trusts
Payables to servicing and subservicing investors, GSEs and securitized trusts represent amounts due to investors, GSEs and securitized trusts in connection with loans serviced that are paid from collections of the underlying loans, insurance proceeds or proceeds from property disposal.

Loans Subject to Repurchase from Ginnie Mae
See Note 9, Other Assets, for a description of assets and liabilities related to loans subject to repurchase from Ginnie Mae.

MSR purchases payable including advances
MSR purchases payable including advances represents the amounts owed to the seller in connection with the purchase of MSRs.

Other Liabilities
Other liabilities primarily include accrued bonus and payroll, accrued interest, accrued legal expenses, payable to insurance carriers and insurance cancellation reserves, derivative financial instruments, repurchase reserves, accounts payable and other accrued liabilities. Payables to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third-party investors on liquidated loans. See Note 10, Derivative Financial Instruments, for further details on derivative financial instruments.

The activity of the repurchase reserves is set forth below.

	Successor	Predecessor
Repurchase Reserves	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017
Balance - beginning of period	$9	$9	$18
Provisions	3	3	7
Releases	(4)	(3)	(14)
Charge-offs	—	—	(2)
Balance - end of period	$8	$9	$9

The provision for repurchases represents an estimate of losses to be incurred on the repurchase of loans or indemnification of purchaser’s losses related to forward loans. Certain sale contracts and GSE standards require the Predecessor and subsequently the Company to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

In the event of a breach of the representations and warranties, the Predecessor and subsequently the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that the Predecessor and subsequently the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. The Predecessor and the Company record a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against net gain on mortgage loans held for sale. A release of repurchase reserves is recorded when the Predecessor and Company’s assessment reveals that previously recorded reserves are no longer needed.

A selling representation and warranty framework was introduced by the GSEs in 2013 and enhanced in 2014 that helps address concerns of loan sellers with respect to loan repurchase risk. Under the framework, a GSE will not exercise its remedies, including the issuance of repurchase requests, for breaches of certain selling representations and warranties if a mortgage meets certain eligibility requirements. For loans sold to GSEs on or after January 1, 2013, repurchase risk for Home Affordable Refinance Program (“HARP”) loans is lowered if the borrower stays current on the loan for 12 months and representation and warranty risks are limited for non-HARP loans that stay current for 36 months.

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of loans underwritten prior to mortgage loan crisis period prior to 2008. The Company believes its reserve balance as of December 31, 2018 is sufficient to cover loss exposure associated with repurchase contingencies.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 130

13. Securitizations and Financings

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s consolidated financial statements is presented below.

	Successor		Predecessor
	December 31, 2018		December 31, 2017
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$70	$63	$106	$26
Reverse mortgage interests, net	—	6,770	—	7,981
Advances and other receivables, net	628	—	896	—
Mortgage loans held for investment	118	—	138	—
Other assets	—	—	2	—
Total assets	$816	$6,833	$1,142	$8,007

Liabilities
Advance facilities(1)	$505	$—	$749	$—
Payables and accrued liabilities	1	1	2	1
Participating interest financing(2)	—	5,607	—	7,111
HECM Securitizations (HMBS)
Trust 2016-2	—	—	—	94
Trust 2016-3	—	—	—	138
Trust 2017-1	—	—	—	213
Trust 2017-2	—	231	—	365
Trust 2018-1	—	284	—	—
Trust 2018-2	—	250	—	—
Trust 2018-3	—	326	—	—
Nonrecourse debt–legacy assets	29	—	42	—
Total liabilities	$535	$6,699	$793	$7,922

(1)
Advance facilities include the Nationstar agency advance financing facility and notes payable recorded by the Nationstar Mortgage Advance Receivable Trust, and the Nationstar Agency Advance Receivables Trust. Refer to Notes Payable in Note 11, Indebtedness for additional information.

(2)	Participating interest financing excludes premiums.

131 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company.

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Total collateral balances	$1,873	$2,291
Total certificate balances	$1,817	$2,129

The Company and Predecessor have not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2018, and 2017, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company and the Predecessor to unconsolidated securitization trusts that are 60 days or more past due are presented below.

	Successor	Predecessor
Principal Amount of Loans 60 Days or More Past Due	December 31, 2018	December 31, 2017
Unconsolidated securitization trusts	$285	$448

14. Share-Based Compensation and Equity

Share-Based Compensation
Upon the consummation of the Merger, the Company assumed and adopted the Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan (“2012 Plan”), as may be amended, that offers equity-based awards to certain key employees of the Company, consultants, and non-employee directors. The equity based awards include restricted stock awards and restricted stock units granted to employees. These awards are valued at the fair market value of the Company’s common stock on the grant date as defined in the 2012 Plan. The stock awards generally vest in installments of 33.3%, 33.3% and 33.4% respectively on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with the Company during that time or (ii) the participant’s employment has terminated by reason of retirement. In addition, upon death, disability or generally a change in control of the Company, the unvested shares of an award will vest. The value of the stock awards is measured based on the market value of common stock of the Company or its Predecessor on the grant date.

The following table summarizes equity based awards under the 2012 Plan for the periods indicated.

	Shares (or Units) (in thousands)	Weighted-Average Grant Date Fair Value, per Share (or Unit)
Predecessor
Equity awards outstanding as of December 31, 2017	2,105	$17.33
Granted	1,278	14.77
Forfeited	(1,196)	16.52
Vested	(1,061)	16.20
Equity awards outstanding as of July 31, 2018	1,126	16.27

Successor
Equity awards outstanding as of August 1, 2018	1,154	$16.27
Granted	2,382	14.95
Forfeited	(43)	16.16
Vested	(20)	16.16
Equity awards outstanding as of December 31, 2018	3,473	15.53

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 132

The Company recorded $2 of expenses related to share-based awards during the five months ended December 31, 2018. The Predecessor recorded $17 of expenses related to share-based awards during the seven months ended July 31, 2018, including $7 expenses recognized due to a one-time accelerated vesting of equity awards in connection with the Merger. In addition, the Predecessor recorded $17 and $21 of expenses related to share-based awards during the year ended December 31, 2017 and 2016, respectively. As of December 31, 2018, unrecognized compensation expense totaled $48 related to non-vested stock award payments that are expected to be recognized over a weighted average period of 2.35 years.

The Company is eligible to receive a tax benefit when the vesting date fair value of an award exceeds the value used to recognize compensation expense at the date of grant. The excess tax benefits recognized by the Company and the Predecessor are not material.

As of December 31, 2018, approximately 85,000 Xome stock appreciation rights (“SARs”) were outstanding and can be settled in cash or units of Xome Holdings LLC (at the election of Xome). The SARs generally vest over three years and have a ten-year term. The SARs become exercisable and are recognized to expense upon a liquidity event at Xome which includes a change in control or an initial public offering of Xome. No expense was recorded for outstanding SARs in 2018, 2017 and 2016 as a liquidity event has not occurred.

15. Earnings per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares.

On October 10, 2018, the Company completed its previously-announced 1-for-12 reverse stock split. The Successor period presented has been retrospectively revised to reflect this change.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts).

	Successor	Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Net income attributable to Successor/Predecessor	$884	$154	$30	$19
Less: Undistributed earnings attributable to participating stockholders	8	—	—	—
Net income attributable to common stockholders	$876	$154	$30	$19

Net income per common share attributable to Successor/Predecessor:
Basic	$9.65	$1.57	$0.31	$0.19
Diluted	$9.54	$1.55	$0.30	$0.19

Weighted average shares of common stock outstanding (in thousands):
Basic	90,813	98,046	97,696	99,765
Dilutive effect of stock awards	178	1,091	1,107	880
Dilutive effect of participating securities	839	—	—	—
Diluted	91,830	99,137	98,803	100,645

133 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

16. Income Taxes

The components of income tax expense (benefit) on continuing operations were as follows:

	Successor	Predecessor
	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Current Income Taxes
Federal	$—	$(14)	$52	$14
State	—	(1)	7	4
Total current income taxes	—	(15)	59	18

Deferred Income Taxes
Federal	(1,015)	54	(43)	(4)
State	(6)	9	(3)	(1)
Total deferred income taxes	(1,021)	63	(46)	(5)
Total provision for income taxes	$(1,021)	$48	$13	$13

Income tax expense differs from the amounts computed by applying the U.S. federal corporate tax rate of 21.0% as follows for the years indicated.

	Successor		Predecessor
	For the Period August 1 - December 31, 2018		For the Period January 1 - July 31, 2018		Year ended December 31, 2017		Year ended December 31, 2016
Tax (Benefit) Expense at Federal Statutory Rate	$(29)	21.0%	$42	21.0%	$15	35.0%	$10	35.0%
Effect of:
State taxes, net of federal benefit	(6)	4.2%	8	3.8%	1	1.9%	1	5.0%
Non-controlling interests	—	—%	—	—%	—	(0.3)%	1	3.4%
Decrease of federal valuation allowance	(990)	720.0%	—	—%	(1)	(1.2)%	—	—%
Deferred adjustments	3	(1.8)%	(1)	(0.5)%	—	—%	1	2.3%
Federal tax reform impact	—	—%	—	—%	(5)	(12.6)%	—	—%
Current payable adjustments	—	—%	(1)	(0.5)%	—	—%	1	1.9%
Adjustments related to uncertain tax positions	—	—%	—	—%	1	2.4%	—	—%
Other, net	1	(1.0)%	—	—%	2	3.7%	(1)	(2.4)%
Total income tax (benefit) expense	$(1,021)	742.4%	$48	23.8%	$13	28.9%	$13	45.2%

In 2018, the effective tax rate differed from the statutory tax rate primarily due to the reversal of the valuation allowance associated with the net operating loss (“NOL”) carryforwards of WMIH, permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m), penalties and nondeductible meals and entertainment expenses. In 2017, the effective tax rate differed from the statutory tax rate primarily as a result of changes made by the Tax Reform Act, including deferred adjustments related to the remeasurement of deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate to 21%. Deferred income tax amounts at December 31, 2018 and 2017, reflect the effect of basis differences in assets and liabilities for financial reporting and income tax purposes and tax attribute carryforwards.

Prior to the Merger, WMIH had a full valuation allowance of $1.3 billion established against the deferred tax asset related to its federal net operating loss carryforwards (“NOLs”) due to cumulative losses in previous years. On the contrary, the Predecessor determined that it would be able to fully realize its federal and state net operating losses, with the exception of a portion of its NOLs that would more-likely-than-not expire unused due to limitations of Internal Revenue Code Section 382. As a result of the Merger, the Successor re-evaluated its valuation allowance.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 134

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

The Successor noted that the NOL carryback period of taxable income is no longer available to offset taxable income in prior years as modified as part of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Also, the Successor did not identify any tax planning strategies available that would support realization of the WMIH NOL deferred tax asset under ASC 740. Thus, in determining the appropriate deferred tax asset valuation allowance subsequent to the Merger, the Successor relied upon reversals of existing deferred tax liabilities and future taxable income excluding reversing differences, with the latter item accounting for most of the change.

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

The Successor noted none of the negative items listed above from the perspective of the post-merger operations. Accordingly, it was deemed appropriate and reasonable to conclude under ASC 740 that a significant portion of the WMIH NOL deferred tax asset, previously subject to a full valuation allowance, would be realizable at a more-likely-than-not (“MLTN”) level subsequent to the Merger. While WMIH experienced a history of cumulative losses in previous years, the Predecessor, which accounts for almost all of the post-merger operations, has demonstrated a history of strong sustainable pre-tax income and taxable income in previous years.

In determining the amount of the valuation allowance to release, the Successor considered (1) internal forecasts of the Successor’s future pre-tax income exclusive of reversing temporary differences and carryforwards, (2) the nature and timing of future reversals of existing deferred tax assets and liabilities, (3) future originating temporary and permanent differences, and (4) NOL carryforward expiration dates. For purposes of the analysis, the Successor concluded that it should start with an average of the Predecessor’s historical pre-tax income to project future taxable income adjusted for non-recurring expenses. The Successor also removed any existing intangible amortization expense and interest expense from the 3-year historical average and incorporated post-Merger costs expected to be incurred, including additional interest expense from new debt assumed and additional amortization expense resulting from the intangibles recorded as part of purchase price accounting. For purposes of analyzing the realization of the deferred tax assets in accordance with ASC 740, the Company assumed a steady state of operations that would generate cash flows and liquidity sufficient to maintain current operations and pay down corporate debt resulting in a reduction in interest expense in future periods. The Successor considered other factors in its determination of future taxable income that was demonstrated by historical performance.

As a result of the above considerations and analysis, the Successor released $990 of the valuation allowance related to WMIH’s net operating loss carryforwards and other deferred tax assets. The Successor does not expect any tax loss limitations under Sections §382 and §384 that would impact its utilization of WMIH’s pre-Merger federal NOL carryforwards in the future.

135 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Impact of Tax Reform
On December 22, 2017, the Tax Reform Act was enacted, and it significantly revised the U.S. corporate income tax regime by lowering the U.S. corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, creating new taxes on certain foreign sourced earnings, as well as other changes. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP related to the enactment of the Tax Reform Act. SAB 118 provides guidance in those situations where the accounting for certain income tax effects of the Tax Reform Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. In 2017 and the first nine months of 2018, the Predecessor had not completed the accounting for the tax effects of enactment of the Tax Reform Act. As of December 31, 2017, the Company recorded provisional amounts for the remeasurement of deferred taxes, the transition tax, and valuation allowance, among others, under the guidance within SAB 118.

At December 31, 2018, the Company has completed the accounting for all income tax effects of the enactment of the Tax Reform Act. The Company recorded adjustments of $3, including the rate differential from the remeasurement of deferred taxes resulting from return to provision true up adjustments. Such adjustments were recorded in purchase accounting and had no impact on the tax provision. In addition, the Company has elected to account for the Global Intangible Low-Taxed Income (“GILTI”) tax expense in the period in which it is incurred. As a result, no deferred tax impacts of GILTI has been provided in the consolidated financial statements.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Deferred Tax Assets
Effect of:
Loss carryforwards (federal, state and capital)	$1,334	$37
Excess interest expense	10	—
Reverse mortgage interests	68	—
Loss reserves	69	81
Reverse mortgage premiums	1	15
Rent expense	1	4
Restricted share based compensation	1	6
Accruals	14	10
Partnership interests	7	5
Reverse mortgage purchase discount	1	24
Goodwill and intangible assets	4	—
Other, net	5	3
Total deferred tax assets	1,515	185

Deferred Tax Liabilities
MSR amortization and mark-to-market, net	(243)	(174)
Depreciation and amortization, net	(12)	(20)
Prepaid assets	(1)	(2)
Goodwill and intangible assets	—	(1)
Total deferred tax liabilities	(256)	(197)
Valuation allowance	(295)	(4)
Net deferred tax assets (liabilities)	$964	$(16)

The Company files income tax returns in the U.S. federal jurisdiction and numerous U.S. state jurisdictions. With few exceptions, as of December 31, 2018, the Company is no longer subject to U.S. federal and state income tax examinations for tax years prior to 2014.

As of December 31, 2018, the Company has no unrecognized tax benefits recorded related to uncertain tax positions.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 136

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties.

	Successor	Predecessor
Unrecognized Tax Benefits	For the Period August 1 - December 31, 2018	For the Period January 1 - July 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Balance - beginning of period	$—	$17	$—	$—
Increases in tax positions of current year	—	—	1	—
Increases in tax positions of prior years	—	—	20	—
Decreases in tax positions of prior years	—	(17)	—	—
Settlements	—	—	(4)	—
Balance - end of period	$—	$—	$17	$—

As of December 31, 2017, the Company recorded $19 of unrecognized tax benefits related to uncertain tax positions, including $2 in interest and penalties. In the period ended March 31, 2018 the Company took certain actions to remediate the uncertain tax position that existed as of the prior period. As a result, the Company recognized all of the unrecognized tax benefits and recorded an income tax benefit of approximately $6, exclusive of any benefits related to interest and penalties in the period ended March 31, 2018.

17. Fair Value Measurements

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

Mortgage Loans Held for Sale (Level 2) – The Company originates mortgage loans in the U.S. that it intends to sell into Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the “Agencies”) MBS. Additionally, the Company holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. The Company measures newly originated prime residential mortgage loans held for sale at fair value.

Mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Mortgage loans held for sale are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures.

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

The Company may also purchase loans out of a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The Company has elected to carry these loans at fair value. See Note 7, Mortgage Loans Held for Sale and Investment for more information.

137 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Mortgage Loans Held for Investment (Level 3) – Mortgage loans held for investment primarily consist of nonconforming or subprime mortgage loans that were transferred in 2009 from mortgage loans held for sale at fair value and which the Company intends to hold these loans until their maturities. The Company determines the fair value of loans held for investment, on a recurring basis, based on various underlying attributes such as market participants’ views, loan delinquency, recent observable loan pricing and sales for similar loans, individual loan characteristics and internal market evaluation. These internal market evaluations require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. As these fair values are derived from internally developed valuation models, using observable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 7, Mortgage Loans Held for Sale and Investment for more information.

Mortgage Servicing Rights – Fair Value (Level 3) – The Company estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues and costs to service. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 4, Mortgage Servicing Rights and Related Liabilities for more information.

Advances and Other Receivables, Net (Level 3) - Advances and other receivables, net are valued at their net realizable value after taking into consideration the reserves. Advances have no stated maturity. Their net realizable value approximates fair value as the net present value based on discounted cash flow is not materially different from the net realizable value.

Reverse Mortgage Interests, Net (Level 3) – The Company’s reverse mortgage interests are primarily comprised of HECM loans that are insured by FHA and guaranteed by Ginnie Mae upon securitization. Quarterly, the Company estimates fair value using discounted cash flows, obtained from a third-party, with the discount rate approximate that of similar financial instruments. Key assumptions within the model are based on market participant benchmarks and include discount rates, cost to service, weighted average life of the portfolio, and estimated servicing fee income. Discounted cash flows are applied based on collateral stratifications and include loan rate type, loan status (active vs. inactive), and securitization. Prices are also influenced from both internal models and other observable inputs. The Predecessor determined fair value for active reverse mortgage loans based on pricing of the recent securitizations with similar attributes and characteristics, such as collateral values and prepayment speeds and adjusted as necessary for differences. The related timing of these transactions allowed the pricing to consider the current interest rate risk exposures. The fair value of inactive reverse mortgage loans was established based upon a discounted par value of the loan derived from the Predecessor’s historical loss factors experience on foreclosed loans.

Derivative Financial Instruments (Level 2) – The Company enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. The Company has entered into Eurodollar futures contracts as part of its hedging strategy. The futures contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. See Note 10, Derivative Financial Instruments for more information.

Advance Facilities and Warehouse Facilities (Level 2) – As the underlying warehouse and advance finance facilities bear interest at a rate that is periodically adjusted based on a market index, the carrying amount reported on the consolidated balance sheets approximates fair value. See Note 11, Indebtedness for more information.

Unsecured Senior Notes (Level 1) – The fair value of unsecured senior notes, which are carried at amortized cost, is based on quoted market prices and is considered Level 1 from the market observable inputs used to determine fair value. See Note 11, Indebtedness for more information.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 138

Nonrecourse Debt – Legacy Assets (Level 3) – The Company estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These prices are derived from a combination of internally developed valuation models and quoted market prices, and are classified as Level 3. See Note 11, Indebtedness for more information.

Excess Spread Financing (Level 3) – The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, average life, recapture rates and discount rate. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 4, Mortgage Servicing Rights and Related Liabilities for more information.

Mortgage Servicing Rights Financing Liability (Level 3) - The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates and annual advance recovery rates. As these assumptions are derived from internally developed valuation models based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 4, Mortgage Servicing Rights and Related Liabilities for more information.

Participating Interest Financing (Level 3) – The Company estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating that of similar financial instruments. As the prices are derived from both internal models and other observable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. The Predecessor estimated the fair value using a market approach by utilizing the fair value of securities backed by similar participating interests in reverse mortgage loans. The Predecessor classified these valuations as Level 2 in the fair value disclosures. See Note 4, Mortgage Servicing Rights and Related Liabilities, and Note 11, Indebtedness for more information.

HECM Securitizations (Level 3) – The Company estimates fair value using a market approach by utilizing the fair value of executed HECM securitizations. Since the executed HECM securitizations are private placements, the Company classifies these valuations as Level 3 in the fair value disclosures. The Predecessor estimated fair value of the nonrecourse debt related to HECM securitization based on the present value of future expected discounted cash flows with the discount rate approximating that of similar financial instruments. As the prices are derived from both internal models and other observable inputs, the Predecessor classified this as Level 3 in the fair value disclosures. See Note 11, Indebtedness for more information.

139 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

The following table presents the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis.

	Successor
	December 31, 2018
	Total Fair Value	Recurring Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,630.8	$—	$1,630.8	$—
Mortgage loans held for investment(1)	119.1	—	—	119.1
Forward mortgage servicing rights(1)	3,665.4	—	—	3,665.4
Derivative financial instruments:
IRLCs	47.6	—	47.6	—
Forward MBS trades	0.1	—	0.1	—
LPCs	1.7	—	1.7	—
Eurodollar futures(2)	—	—	—	—
Total assets	$5,464.7	$—	$1,680.2	$3,784.5
Liabilities
Derivative financial instruments
Forward MBS trades	$19.3	$—	$19.3	$—
LPCs	0.4	—	0.4	—
Eurodollar futures(2)	—	—	—	—
Mortgage servicing rights financing	31.7	—	—	31.7
Excess spread financing	1,184.4	—	—	1,184.4
Total liabilities	$1,235.8	$—	$19.7	$1,216.1

(1)	Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.

(2)	Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 140

	Predecessor
	December 31, 2017
	Total Fair Value	Recurring Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,890.8	$—	$1,890.8	$—
Forward mortgage servicing rights(1)	2,937.4	—	—	2,937.4
Derivative financial instruments:
IRLCs	59.3	—	59.3	—
Forward MBS trades	2.4	—	2.4	—
LPCs	0.9	—	0.9	—
Eurodollar futures(2)	—	—	—	—
Treasury futures	1.9	—	1.9	—
Total assets	$4,892.7	$—	$1,955.3	$2,937.4
Liabilities
Derivative financial instruments
Forward MBS trades	$2.8	$—	$2.8	$—
LPCs	0.6	—	0.6	—
Eurodollar futures(2)	—	—	—	—
Treasury futures	1.4	—	1.4	—
Mortgage servicing rights financing	9.5	—	—	9.5
Excess spread financing	996.5	—	—	996.5
Total liabilities	$1,010.8	$—	$4.8	$1,006.0

(1)	Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.

(2)	Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

The table below presents a reconciliation for all of the Company and Predecessor’s Level 3 assets and liabilities measured at fair value on a recurring basis.

	Successor
	Assets		Liabilities
For the Period August 1 - December 31, 2018	Forward mortgage servicing rights	Mortgage loans held for investment	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,413	$125	$1,039	$26
Total gains or losses included in earnings	(236)	(3)	5	6
Payments received from borrowers	—	(5)	—	—
Purchases, issuances, sales and settlements
Purchases	479	—	—	—
Issuances	120	—	255	—
Sales	(111)	—	—	—
Repayments	—	—	(38)	—
Settlements	—	—	(77)	—
Changes in fair value	—	2	—	—
Balance - end of period	$3,665	$119	$1,184	$32

141 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

	Predecessor
	Assets	Liabilities
For the Period January 1 - July 31, 2018	Forward mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$2,937	$996	$10
Total gains or losses included in earnings	166	81	16
Purchases, issuances, sales, repayments and settlements
Purchases	144	—	—
Issuances	162	70	—
Sales	4	—	—
Repayments	—	(3)
Settlements	—	(105)	—
Balance - end of period	$3,413	$1,039	$26

	Predecessor
	Assets	Liabilities
Year ended December 31, 2017	Forward mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,160	$1,214	$27
Total gains or losses included in earnings	(432)	12	(17)
Purchases, issuances, sales and settlements
Purchases	66	—	—
Issuances	203	—	—
Sales	(60)	—	—
Repayments	—	(23)	—
Settlements	—	(207)	—
Balance - end of period	$2,937	$996	$10

No transfers were made into or out of Level 3 fair value assets and liabilities for the five months ended December 31, 2018, seven months ended July 31, 2018 and year ended December 31, 2017.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 142

The tables below present a summary of the estimated carrying amount and fair value of the Company and Predecessor’s financial instruments.

	Successor
	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$242	$242	$—	$—
Restricted cash	319	319	—	—
Advances and other receivables, net	1,194	—	—	1,194
Reverse mortgage interests, net	7,934	—	—	7,942
Mortgage loans held for sale	1,631	—	1,631	—
Mortgage loans held for investment	119	—	—	119
Derivative financial instruments	49	—	49	—
Financial liabilities
Unsecured senior notes	2,459	2,451	—	—
Advance facilities	595	—	595	—
Warehouse facilities	2,349	—	2,349	—
Mortgage servicing rights financing liability	32	—	—	32
Excess spread financing	1,184	—	—	1,184
Derivative financial instruments	20	—	20	—
Participating interest financing	5,675	—	—	5,672
HECM Securitization (HMBS)
Trust 2017-2	231	—	—	230
Trust 2018-1	284	—	—	284
Trust 2018-2	250	—	—	249
Trust 2018-3	326	—	—	326
Nonrecourse debt - legacy assets	29	—	—	28

143 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

	Predecessor
	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$215	$215	$—	$—
Restricted cash	360	360	—	—
Advances and other receivables, net	1,706	—	—	1,706
Reverse mortgage interests, net	9,984	—	—	10,164
Mortgage loans held for sale	1,891	—	1,891	—
Mortgage loans held for investment, net	139	—	—	139
Derivative financial instruments	65	—	65	—
Financial liabilities
Unsecured senior notes	1,874	1,912	—	—
Advance facilities	855	—	855	—
Warehouse facilities	3,285	—	3,286	—
Mortgage servicing rights financing liability	10	—	—	10
Excess spread financing	996	—	—	996
Derivative financial instruments	5	—	5	—
Participating interest financing	7,167	—	7,353	—
HECM Securitization (HMBS)
Trust 2016-2	94	—	—	112
Trust 2016-3	138	—	—	155
Trust 2017-1	213	—	—	225
Trust 2017-2	365	—	—	371
Nonrecourse debt - legacy assets	37	—	—	36

18. Employee Benefit Plans

The Company sponsors a defined contribution plan (401(k) plan) that covers all full-time employees. The Company matches 100% of participant contributions up to 2% of their total eligible annual base compensation and matches 50% of contributions for the next 4% of each participant’s total eligible annual base compensation. Matching contributions by the Company totaled approximately $7 for the five months ended December 31, 2018. Matching contributions by the Predecessor totaled approximately $10, $15 and $16 for the seven months ended July 31, 2018 and the years ended December 31, 2017 and 2016, respectively.

19. Capital Requirements

Certain of the Company’s secondary market investors require minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer.

Among the Company’s various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires the Company to maintain a minimum adjusted net worth balance of $809. As of December 31, 2018, the Company was in compliance with its selling and servicing capital requirements.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 144

20. Commitments and Contingencies

Litigation and Regulatory Matters
The Company and its subsidiaries are routinely and currently involved in a significant number of legal proceedings including, but not limited to, judicial, arbitration, regulatory and governmental proceeds related to matters that arise in connection with the conduct of our business. The legal proceedings are at varying stages of adjudication, arbitration or investigation and are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other numerous laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, National Housing Act, Homeowners Protection Act, Service Member’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, Title 11 of the United States Code (aka the "Bankruptcy Code"), False Claims Act and Making Home Affordable loan modification programs.

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

The Company’s business is also subject to extensive examinations, investigations and reviews by various federal, state and local governmental, regulatory and enforcement agencies. The Company has historically had a number of open investigations with these agencies and that trend continues. The Company is currently the subject of various governmental or regulatory investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices, its financial reporting and other aspects of its businesses. These matters include investigations by the Bureau of Consumer Financial Protection (the "CFPB"), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the Office of the Special Inspector General for the Troubled Asset Relief Program, the U.S. Department of Housing and Urban Development, the multistate coalition of mortgage banking regulators and various State Attorneys General. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements, and possibly result in remedies including fines, penalties, restitution, or alterations in the Company's business practices, and in additional expenses and collateral costs. Responding to these matters requires the Company to devote substantial resources, resulting in higher costs and lower net cash flows.

For example, the Company continues to progress towards resolution of certain legacy regulatory matters involving examination findings for alleged violations of certain laws related to the Company's business practices. The Company has been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigation. The Company is continuing to cooperate with all parties. In connection with these discussions, the Company previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of December 31, 2018. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations.

145 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Further, on April 24, 2018, the CFPB notified Nationstar that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise ("NORA") process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against the Company, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The CFPB may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations. Similarly, while the Company is in discussions with regard to the status and various issues arising in the investigation by the Executive Office of the United States Trustees, it cannot predict the outcome of this investigation or whether they will exercise their enforcement authority through a settlement or other proceeding in which they seek to impose additional remedial measures or other financial sanctions, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operation. The Company believes it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential enforcement action or settlement arising from either of the CFPB or United States Trustees matters. The Company has not recorded an accrual related to these matters as of December 31, 2018 as the Company does not believe that the possible loss or range of loss arising from any such action is estimable at this time. The Company is continuing to cooperate with the CFPB and the Executive Office of the United States Trustees.

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

The Company is a defendant in a proceeding filed on January 2, 2018 in the U.S. District Court for the Northern District of California under the caption Collateral Analytics LLC v. Nationstar Mortgage LLC et.al. The plaintiff alleges that the Company misappropriated plaintiff’s intellectual property for the purpose of replicating plaintiff’s products. The case raises federal and state law claims for misappropriation of trade secrets and breach of contract and seeks an award of actual damages, unjust enrichment, lost profits and/or a reasonable royalty, exemplary damages and injunctive relief preventing further misuse or disclosure of plaintiff’s intellectual property. The Company believes it has meritorious defenses and will vigorously defend itself in this matter.

The Company is also a defendant in a proceeding filed on October 23, 2015 in the U.S. District Court for the Central District of California under the caption Alfred Zaklit and Jessy Zaklit, individually and on behalf of all others similarly situated v. Nationstar Mortgage LLC et. Al. The plaintiff alleges that the Company improperly recorded telephone calls without the knowledge or consent of borrowers in violation of the California Penal Code. On July 24, 2017, the court certified a class comprised of California borrowers who, from October 2014 to May 2016, participated in outbound telephone conversations with the Company's employees who recorded the conversations without first informing the borrowers that the conversations were being recorded. The class seeks statutory damages and attorney’s fees. On September 10, 2018, we reached an agreement in principal to settle this matter, and the parties are currently seeking approval of the settlement from the court.

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

On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal and regulatory and governmental proceedings utilizing the latest information available. Where available information indicates that it is probable, a liability has been incurred, and the Company can reasonably estimate the amount of the loss, an accrued liability is established. The actual costs of resolving these proceedings may be substantially higher or lower than the amounts accrued.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 146

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense, which includes legal settlements and the fees paid to external legal service providers, of $22 for the five months ended December 31, 2018, was included in general and administrative expenses on the consolidated statement of operations. Legal-related expense for the Predecessor of $40 for the seven months ended July 31, 2018, and $40 and $64 for the years ended December 31, 2017 and 2016, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $4 to $16 in excess of the accrued liability (if any) related to those matters as of December 31, 2018. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Based on current knowledge, and after consultation with counsel, management believes that the current legal accrued liability within payables and accrued liabilities is appropriate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending, on among other things, the level of the Company’s revenues or income for such period. However, in the event of significant developments on existing cases, it is possible that the ultimate resolution, if unfavorable, may be material to the Company’s consolidated financial statements.

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables and reverse mortgage interests represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of December 31, 2018, the Company believes all recorded balances for which recovery is sought from the seller are valid claims and no evidence suggests additional reserves are warranted at this time.

147 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Lease Commitments
The Company leases various corporate and other office facilities under non-cancelable lease agreements with primary terms extending through 2024. These lease agreements generally provide for market-rate renewal options and may provide for escalations in minimum rentals over the lease term. The Company incurred rental expense of $16 during the five months ended December 31, 2018. Rental expense incurred by the Predecessor during the seven months ended July 31, 2018 and years ended December 31, 2017 and 2016 was $19, $31 and $26, respectively.

Minimum future payments on noncancelable operating and capital leases are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2019	$32	$2
2020	30	—
2021	24	—
2022	16	—
2023 and thereafter	46	—
Total minimum lease payments	148	2
Less: Amounts representing interest	—	—
Present value of minimum lease payments	$148	$2

Loan and Other Commitments
The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. The Company also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value. See Note 10, Derivative Financial Instruments for more information.

The Company and the Predecessor had certain reverse MSRs and reverse mortgage loans related to approximately $28,415 and $34,635 of UPB in reverse mortgage loans as of December 31, 2018 and 2017, respectively. As servicer for these reverse mortgage loans, among other things, the Company and the Predecessor are obligated to fund borrowers’ draws to the loan customers as required in accordance with the loan agreement. As of December 31, 2018 and 2017, the Company and Predecessor’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $3,128 and $3,713, respectively. Upon funding any portion of these draws, the Company and the Predecessor expect to securitize and sell the advances in transactions that will be accounted as secured borrowings.

21. Business Segment Reporting

Upon consummation of the Merger with Nationstar, the Company has identified four reportable segments: Servicing, Originations, Xome and Corporate and other. The Company’s segments are based upon the Company’s organizational structure which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on actual cost of services performed based on a direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions. Facility costs are allocated to individual segments based on cost per headcount for specific facilities utilized. Group insurance costs are allocated to individual segments based on global cost per headcount. Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 148

The following tables present financial information by segment.

	Successor
	For the Period August 1 - December 31, 2018
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$236	$24	$177	$(19)	$418	$—	$418
Net gain on mortgage loans held for sale	—	157	—	19	176	—	176
Total revenues	236	181	177	—	594	—	594
Total expenses	303	155	178	—	636	71	707
Other income (expenses):
Interest income	222	27	—	—	249	7	256
Interest expense	(173)	(26)	(1)	—	(200)	(93)	(293)
Other income	6	5	1	—	12	1	13
Total other income (expenses), net	55	6	—	—	61	(85)	(24)
Income (loss) before income tax expense (benefit)	$(12)	$32	$(1)	$—	$19	$(156)	$(137)
Depreciation and amortization for property and equipment and intangible assets	$9	$5	$5	$—	$19	$20	$39
Total assets	$13,485	$4,866	$493	$(3,772)	$15,072	$1,901	$16,973

	Predecessor
	For the Period January 1 - July 31, 2018
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$740	$36	$149	$(25)	$900	$1	$901
Net gain on mortgage loans held for sale	—	270	—	25	295	—	295
Total revenues	740	306	149	—	1,195	1	1,196
Total expenses	474	245	123	—	842	103	945
Other income (expenses):
Interest income	288	38	—	—	326	7	333
Interest expense	(268)	(37)	—	—	(305)	(83)	(388)
Other income (expense)	(1)	—	9	—	8	(2)	6
Total other income (expenses), net	19	1	9	—	29	(78)	(49)
Income (loss) before income tax expense (benefit)	$285	$62	$35	$—	$382	$(180)	$202
Depreciation and amortization for property and equipment and intangible assets	$15	$7	$7	$—	$29	$4	$33
Total assets	$14,578	$4,701	$425	$(3,591)	$16,113	$913	$17,026

149 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

	Predecessor
	Year Ended December 31, 2017
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$766	$63	$291	$(79)	$1,041	$2	$1,043
Net gain on mortgage loans held for sale	—	528	—	79	607	—	607
Total revenues	766	591	291	—	1,648	2	1,650
Total expenses	691	439	247	—	1,377	98	1,475
Other income (expenses):
Interest income	527	55	—	—	582	15	597
Interest expense	(523)	(54)	—	—	(577)	(154)	(731)
Other income (expense)	(3)	—	9	—	6	(3)	3
Total other income (expenses), net	1	1	9	—	11	(142)	(131)
Income (loss) before income tax expense (benefit)	$76	$153	$53	$—	$282	$(238)	$44
Depreciation and amortization for property and equipment and intangible assets	$23	$10	$14	$—	$47	$12	$59
Total assets	$15,006	$4,935	$393	$(3,117)	$17,217	$819	$18,036

	Predecessor
	Year Ended December 31, 2016
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$753	$63	$423	$(118)	$1,121	$1	$1,122
Net gain on mortgage loans held for sale	—	675	—	118	793	—	793
Total revenues	753	738	423	—	1,914	1	1,915
Total expenses	634	527	354	—	1,515	129	1,644
Other income (expenses):
Interest income	347	63	—	—	410	15	425
Interest expense	(442)	(58)	—	—	(500)	(165)	(665)
Other expense	—	(1)	—	—	(1)	(1)	(2)
Total other income (expenses), net	(95)	4	—	—	(91)	(151)	(242)
Income (loss) before income tax expense (benefit)	$24	$215	$69	$—	$308	$(279)	$29
Depreciation and amortization for property and equipment and intangible assets	$23	$11	$21	$—	$55	$8	$63
Total assets	$16,189	$4,563	$349	$(2,448)	$18,653	$940	$19,593
Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 150

22. Guarantor Financial Statement Information

As of December 31, 2018, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the “Issuer”), both wholly-owned subsidiaries of the Company, have issued a 6.500% unsecured senior notes due July 2021 with an outstanding aggregate principal amount of $592 and a 6.500% unsecured senior notes due June 2022 with outstanding aggregate principal amount of $206 (collectively, the “unsecured senior notes”). The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. The Company and its three direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of the Company, Nationstar Mortgage LLC and the guarantor subsidiaries for the years indicated.

In the condensed consolidating financial statements presented below, the Company allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

(1) Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

151 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

MR. COOPER GROUP INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2018

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$193	$1	$48	$—	$242
Restricted cash	—	186	—	133	—	319
Mortgage servicing rights	—	3,644	—	32	—	3,676
Advances and other receivables, net	—	1,194	—	—	—	1,194
Reverse mortgage interests, net	—	6,770	—	1,164	—	7,934
Mortgage loans held for sale at fair value	—	1,631	—	—	—	1,631
Mortgage loans held for investment, net	—	1	—	118	—	119
Property and equipment, net	—	84	—	12	—	96
Deferred tax asset, net	973	—	—	(6)	—	967
Other assets	—	660	202	621	(688)	795
Investment in subsidiaries	2,820	601	—	—	(3,421)	—
Total assets	$3,793	$14,964	$203	$2,122	$(4,109)	$16,973

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$1,660	$799	$—	$—	$—	$2,459
Advance facilities, net	—	90	—	505	—	595
Warehouse facilities, net	—	2,349	—	—	—	2,349
Payables and accrued liabilities	49	1,413	1	80		1,543
MSR related liabilities - nonrecourse at fair value	—	1,197	—	19	—	1,216
Mortgage servicing liabilities	—	71	—	—	—	71
Other nonrecourse debt, net	—	5,676	—	1,119	—	6,795
Payables to affiliates	139	549	—	—	(688)	—
Total liabilities	1,848	12,144	1	1,723	(688)	15,028
Total stockholders’ equity	1,945	2,820	202	399	(3,421)	1,945
Total liabilities and stockholders’ equity	$3,793	$14,964	$203	$2,122	$(4,109)	$16,973

(1)	Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 152

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS FOR THE PERIOD AUGUST 1 TO DECEMBER 31, 2018

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$233	$9	$176	$—	$418
Net gain on mortgage loans held for sale	—	175	—	1	—	176
Total revenues	—	408	9	177	—	594
Expenses:
Salaries, wages benefits	1	258	2	76	—	337
General and administrative	—	262	1	107	—	370
Total expenses	1	520	3	183	—	707
Other income (expenses):
Interest income	—	237	—	19	—	256
Interest expense	(64)	(211)	—	(18)	—	(293)
Other income (expenses)	1	11	—	1	—	13
Gain (loss) from subsidiaries	(44)	2	—	—	42	—
Total other income (expenses), net	(107)	39	—	2	42	(24)
(Loss) income before income tax expense	(108)	(73)	6	(4)	42	(137)
Less: Income tax benefit	(992)	(29)	—	—	—	(1,021)
Net income (loss)	884	(44)	6	(4)	42	884
Less: Net income attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Mr. Cooper	$884	$(44)	$6	$(4)	$42	$884

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

153 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS FOR THE PERIOD JANUARY 1 TO JULY 31, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$732	$16	$153	$—	$901
Net gain on mortgage loans held for sale	—	295	—	—	—	295
Total revenues	—	1,027	16	153	—	1,196
Expenses:
Salaries, wages benefits	—	359	3	64	—	426
General and administrative	27	427	1	64	—	519
Total expenses	27	786	4	128	—	945
Other income (expenses):
Interest income	—	299	—	34	—	333
Interest expense	—	(364)	—	(24)	—	(388)
Other income (expenses)	—	(3)	—	9	—	6
Gain (loss) from subsidiaries	181	56	—	—	(237)	—
Total other income (expenses), net	181	(12)	—	19	(237)	(49)
Income (loss) before income tax expense	154	229	12	44	(237)	202
Less: Income tax expense	—	48	—	—	—	48
Net income (loss)	154	181	12	44	(237)	154
Less: Net income attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$154	$181	$12	$44	$(237)	$154

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 154

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD AUGUST 1 TO DECEMBER 31, 2018

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Successor	$884	$(44)	$6	$(4)	$42	$884
Adjustment to reconcile net income (loss) to net cash attributable to operating activities:
Provision for deferred income taxes	(971)	(49)	—	(1)	—	(1,021)
(Gain) loss from subsidiaries	44	(2)	—	—	(42)	—
Net gain on mortgage loans held for sale	—	(175)	—	(1)	—	(176)
Reverse mortgage loan interest income	—	(206)	—	—	—	(206)
Provision for servicing reserves	—	38	—	—	—	38
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	225	—	—	—	225
Fair value changes in excess spread financing	—	6	—	(1)	—	5
Fair value changes in mortgage servicing rights financing liability	—	6	—	—	—	6
Fair value changes in mortgage loans held for investment	—	—	—	(2)	—	(2)
Amortization of premiums, net of discount accretion	3	7	—	(1)	—	9
Depreciation and amortization for property and equipment and intangible assets	—	33	—	6	—	39
Share-based compensation	—	1	—	1	—	2
Other (gain) loss	—	1	—	(1)	—	—
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(527)	—	—	—	(527)
Mortgage loans originated and purchased for sale, net of fees	—	(8,888)	—	—	—	(8,888)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	9,389	—	16	—	9,405
Changes in assets and liabilities:
Advances and other receivables, net	—	43	—	—	—	43
Reverse mortgage interests, net	—	1,569	—	(25)	—	1,544
Other assets	1	(18)	(6)	(38)	—	(61)
Payables and accrued liabilities	28	(130)	—	34	—	(68)
Net cash attributable to operating activities	(11)	1,279	—	(17)	—	1,251

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

155 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

MR COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD AUGUST 1 TO DECEMBER 31, 2018 (Continued)

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Acquisition, net of cash acquired	—	—	—	(33)	—	(33)
Property and equipment additions, net of disposals	—	(18)	—	3	—	(15)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(313)	—	6	—	(307)
Proceeds on sale of forward and reverse mortgage servicing rights	—	105	—	—	—	105
Net cash attributable to investing activities	—	(226)	—	(24)	—	(250)

Financing Activities
Increase in warehouse facilities	—	(351)	—	—	—	(351)
Decrease in advance facilities	—	40	—	5	—	45
Proceeds from issuance of HECM securitizations	—	—	—	343	—	343
Repayment of HECM securitizations	—	—	—	(374)	—	(374)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	112	—	—	—	112
Repayment of participating interest financing in reverse mortgage interests	—	(943)	—	—	—	(943)
Proceeds from issuance of excess spread financing	—	255	—	—	—	255
Repayment of excess spread financing	—	(38)	—	—	—	(38)
Settlement of excess spread financing	—	(77)	—	—	—	(77)
Repayment of nonrecourse debt - legacy assets	—	—	—	(6)	—	(6)
Redemption and repayment of unsecured senior notes	—	(1,030)	—	—	—	(1,030)
Proceeds from non-controlling interests	—	3	—	—	—	3
Debt financing costs	—	(3)	—	1	—	(2)
Net cash attributable to financing activities	—	(2,032)	—	(31)	—	(2,063)
Net decrease in cash and cash equivalents	(11)	(979)	—	(72)	—	(1,062)
Cash and cash equivalents - beginning of period	11	1,358	1	253	—	1,623
Cash and cash equivalents - end of period	$—	$379	$1	$181	$—	$561

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 156

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD JANUARY 1 TO JULY 31, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$154	$181	$12	$44	$(237)	$154
Adjustment to reconcile net income (loss) to net cash attributable to operating activities:
Provision for deferred income taxes	—	63	—	—	—	63
(Gain) loss from subsidiaries	(181)	(56)	—	—	237	—
Net gain on mortgage loans held for sale	—	(295)	—	—	—	(295)
Reverse mortgage loan interest income	—	(274)	—	—	—	(274)
(Gain) on sale of assets	—	—	—	(9)	—	(9)
MSL related increased obligation	—	59	—	—	—	59
Provision for servicing reserves	—	70	—	—	—	70
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	(178)	—	1	—	(177)
Fair value changes in excess spread financing	—	81	—	—	—	81
Fair value changes in mortgage servicing rights financing liability	—	16	—	—	—	16
Amortization of premiums, net of discount accretion	—	11	—	(3)	—	8
Depreciation and amortization for property and equipment and intangible assets	—	26	—	7	—	33
Share-based compensation	—	16	—	1	—	17
Other loss	—	3	—	—	—	3
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(544)	—	—	—	(544)
Mortgage loans originated and purchased for sale, net of fees	—	(12,328)	—	—	—	(12,328)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	13,381	—	11	—	13,392
Changes in assets and liabilities:
Advances and other receivables, net	—	377	—	—	—	377
Reverse mortgage interests, net	—	1,866	—	(265)	—	1,601
Other assets	9	(294)	(12)	256	—	(41)
Payables and accrued liabilities	27	65	—	(4)	—	88
Net cash attributable to operating activities	9	2,246	—	39	—	2,294

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

157 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

MR COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD JANUARY 1 TO JULY 31, 2018 (Continued)

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(35)	—	(5)	—	(40)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(127)	—	(7)	—	(134)
Net payment related to acquisition of HECM related receivables	—	(1)	—	—	—	(1)
Proceeds on sale of assets	—	—	—	13	—	13
Net cash attributable to investing activities	—	(163)	—	1	—	(162)

Financing Activities
Decrease in warehouse facilities	—	(585)	—	—	—	(585)
Decrease in advance facilities	—	(55)	—	(250)	—	(305)
Proceeds from issuance of HECM securitizations	—	—	—	759	—	759
Repayment of HECM securitizations	—	—	—	(448)	—	(448)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	208	—	—	—	208
Repayment of participating interest financing in reverse mortgage interests	—	(1,599)	—	—	—	(1,599)
Proceeds from issuance of excess spread financing	—	70	—	—	—	70
Repayment of excess spread financing	—	(3)	—	—	—	(3)
Settlement of excess spread financing	—	(105)	—	—	—	(105)
Repayment of nonrecourse debt - legacy assets	—	—	—	(7)	—	(7)
Repurchase of unsecured senior notes	—	(62)	—	—	—	(62)
Repurchase of common stock	—	—	—	—	—	—
Surrender of shares relating to stock vesting	(9)	—	—	—	—	(9)
Debt financing costs	—	(24)	—	—	—	(24)
Dividends to non-controlling interests	—	(1)	—	—	—	(1)
Net cash attributable to financing activities	(9)	(2,156)	—	54	—	(2,111)
Net decrease in cash and cash equivalents	—	(73)	—	94	—	21
Cash and cash equivalents - beginning of period	—	423	1	151	—	575
Cash and cash equivalents - end of period	$—	$350	$1	$245	$—	$596

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 158

MR. COOPER GROUP INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2017

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$195	$1	$19	$—	$215
Restricted cash	—	228	—	132	—	360
Mortgage servicing rights	—	2,910	—	31	—	2,941
Advances and other receivables, net	—	1,706	—	—	—	1,706
Reverse mortgage interests, net	—	9,110	—	874	—	9,984
Mortgage loans held for sale at fair value	—	1,891	—	—	—	1,891
Mortgage loans held for investment, net	—	1	—	138	—	139
Property and equipment, net	—	102	—	19	—	121
Other assets	—	585	182	779	(867)	679
Investment in subsidiaries	1,846	522	—	—	(2,368)	—
Total assets	$1,846	$17,250	$183	$1,992	$(3,235)	$18,036

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$—	$1,874	$—	$—	$—	$1,874
Advance facilities, net	—	106	—	749	—	855
Warehouse facilities, net	—	3,285	—	—	—	3,285
Payables and accrued liabilities	—	1,202	1	36	—	1,239
MSR related liabilities - nonrecourse at fair value	—	987	—	19	—	1,006
Mortgage servicing liabilities	—	41	—	—	—	41
Other nonrecourse debt, net	—	7,167	—	847	—	8,014
Payables to affiliates	124	742	—	1	(867)	—
Total liabilities	124	15,404	1	1,652	(867)	16,314
Total stockholders’ equity	1,722	1,846	182	340	(2,368)	1,722
Total liabilities and stockholders’ equity	$1,846	$17,250	$183	$1,992	$(3,235)	$18,036

(1)	Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

159 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2017

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$717	$28	$298	$—	$1,043
Net gain on mortgage loans held for sale	—	606	—	1	—	607
Total revenues	—	1,323	28	299	—	1,650
Expenses:
Salaries, wages and benefits	—	605	5	132	—	742
General and administrative	—	590	11	132	—	733
Total expenses	—	1,195	16	264	—	1,475
Other income (expenses):
Interest income	—	544	—	53	—	597
Interest expense	—	(675)	—	(56)	—	(731)
Other expenses	—	(6)	—	9	—	3
Gain (loss) from subsidiaries	30	53	—	—	(83)	—
Total other income (expenses), net	30	(84)	—	6	(83)	(131)
Income (loss) before income tax expense	30	44	12	41	(83)	44
Less: Income tax expense	—	13	—	—	—	13
Net income (loss)	30	31	12	41	(83)	31
Less: Net loss attributable to non-controlling interests	—	1	—	—	—	1
Net income (loss) attributable to Nationstar	$30	$30	$12	$41	$(83)	$30

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 160

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2017

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income attributable to Nationstar	$30	$30	$12	$41	$(83)	$30
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Provision for deferred income taxes	—	(46)	—	—	—	(46)
Net income attributable to non-controlling interests	—	1	—	—	—	1
(Gain) loss from subsidiaries	(30)	(53)	—	—	83	—
Net gain on mortgage loans held for sale	—	(606)	—	(1)	—	(607)
Reverse mortgage loan interest income	—	(490)	—	—	—	(490)
(Gain) Loss on sale of assets	—	1	—	(9)	—	(8)
Provision for servicing reserves	—	148	—	—	—	148
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	430	—	—	—	430
Fair value changes in excess spread financing	—	15	—	(3)	—	12
Fair value changes in mortgage servicing rights financing liability	—	(17)	—	—	—	(17)
Amortization of premiums, net of discount accretion	—	73	—	9	—	82
Depreciation and amortization for property and equipment and intangible assets	—	45	—	14	—	59
Share-based compensation	—	12	—	5	—	17
Other loss	—	6	—	—	—	6
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(1,249)	—	—	—	(1,249)
Mortgage loans originated and purchased for sale, net of fees	—	(19,159)	—	—	—	(19,159)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	20,760	—	16	—	20,776
Excess tax (deficiency) from share based compensation	—	(1)	—	—	—	(1)
Changes in assets and liabilities:
Advances and other receivables, net	—	(30)	—	—	—	(30)
Reverse mortgage interests, net	—	1,829	—	(157)	—	1,672
Other assets	4	(103)	(12)	36	—	(75)
Payables and accrued liabilities	—	(179)	(1)	(12)	—	(192)
Net cash attributable to operating activities	4	1,417	(1)	(61)	—	1,359

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

161 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2017 (Continued)

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(37)	—	(5)	—	(42)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(56)	—	(7)	—	(63)
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	—	16	—	—	—	16
Proceeds on sale of forward and reverse mortgage servicing rights	—	71	—	—	—	71
Proceeds on sale of assets	—	16	—	—	—	16
Purchase of investment	—	(4)	—	—	—	(4)
Net cash attributable to investing activities	—	6	—	(12)	—	(6)

Financing Activities
Increase in warehouse facilities	—	863	—	—	—	863
Decrease in advance facilities	—	(81)	—	(160)	—	(241)
Proceeds from issuance of HECM securitizations	—	—	—	707	—	707
Repayment of HECM securitizations	—	(1)	—	(571)	—	(572)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	575	—	—	—	575
Repayment of participating interest financing in reverse mortgage interests	—	(2,597)	—	—	—	(2,597)
Repayment of excess spread financing	—	(23)	—	—	—	(23)
Settlement of excess spread financing	—	(207)	—	—	—	(207)
Repayment of nonrecourse debt - legacy assets	—	—	—	(15)	—	(15)
Repurchase of unsecured senior notes	—	(123)	—	—	—	(123)
Surrender of shares relating to stock vesting	(4)	—	—	—	—	(4)
Debt financing costs	—	(13)	—	—	—	(13)
Dividends to non-controlling interests	—	(5)	—	—	—	(5)
Net cash attributable to financing activities	(4)	(1,612)	—	(39)	—	(1,655)
Net increase (decrease) in cash and cash equivalents	—	(189)	(1)	(112)	—	(302)
Cash and cash equivalents - beginning of year	—	612	2	263	—	877
Cash and cash equivalents - end of year	$—	$423	$1	$151	$—	$575

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 162

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2016

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$658	$33	$431	$—	$1,122
Net gain on mortgage loans held for sale	—	764	—	29	—	793
Total revenues	—	1,422	33	460	—	1,915
Expenses:
Salaries wages and benefits	—	601	5	207	—	813
General and administrative	—	617	8	206	—	831
Total expenses	—	1,218	13	413	—	1,644
Other income (expenses):
Interest income	—	375	—	50	—	425
Interest expense	—	(592)	—	(73)	—	(665)
Other expense	—	(2)	—	—	—	(2)
Gain (loss) from subsidiaries	19	44	—	—	(63)	—
Total other income (expenses), net	19	(175)	—	(23)	(63)	(242)
Income (loss) before income tax expense	19	29	20	24	(63)	29
Less: Income tax expense	—	13	—	—	—	13
Net income (loss)	19	16	20	24	(63)	16
Less: Net income (loss) attributable to non-controlling interests	—	(3)	—	—	—	(3)
Net income (loss) attributable to Nationstar	$19	$19	$20	$24	$(63)	$19

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

163 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2016

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non- Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$19	$19	$20	$24	$(63)	$19
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Provision for deferred income taxes	—	(5)	—	—	—	(5)
Net loss attributable to non-controlling interests	—	(3)	—	—	—	(3)
(Gain) loss from subsidiaries	(19)	(44)	—	—	63	—
Net gain on mortgage loans held for sale	—	(764)	—	(29)	—	(793)
Reverse mortgage loan interest income	—	(344)	—	—	—	(344)
Loss on sale of assets	—	2	—	—	—	2
Loss on impairment of assets	—	25	—	—	—	25
Provision for servicing reserves	—	108	—	—	—	108
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	484	—	—	—	484
Fair value changes in excess spread financing	—	3	—	22	—	25
Fair value changes in mortgage servicing rights financing liability	—	(42)	—	—	—	(42)
Amortization of premiums, net of discount accretion	—	(9,907)	—	9,971	—	64
Depreciation and amortization for property and equipment and intangible assets	—	43	—	20	—	63
Share-based compensation	—	15	—	6	—	21
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(1,432)	—	—	—	(1,432)
Mortgage loans originated and purchased for sale, net of fees	—	(19,616)	—	(794)	—	(20,410)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	31,024	—	(8,993)	—	22,031
Excess tax benefit from share based compensation	—	4	—	—	—	4
Changes in assets and liabilities:
Advances and other receivables, net	—	582	—	—	—	582
Reverse mortgage interests, net	—	607	—	(35)	—	572
Other assets	117	(707)	(21)	586	—	(25)
Payables and accrued liabilities	—	46	1	(21)	—	26
Net cash attributable to operating activities	117	98	—	757	—	972

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 164

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2016 (Continued)

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non- Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(55)	1	(8)	—	(62)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(120)	—	(24)	—	(144)
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	—	(3,600)	—	—	—	(3,600)
Proceeds on sale of forward and reverse mortgage servicing rights	—	68	—	—	—	68
Net cash attributable to investing activities	—	(3,707)	1	(32)	—	(3,738)

Financing Activities
Increase (decrease) in warehouse facilities	—	637	—	(108)	—	529
Increase (decrease) in advance facilities	—	(51)	—	(499)	—	(550)
Proceeds from issuance of HECM securitizations	—	—	—	728	—	728
Repayment of HECM securitizations	—	—	—	(713)	—	(713)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	4,124	—	—	—	4,124
Repayment of participating interest financing in reverse mortgage interests	—	(1,185)	—	—	—	(1,185)
Proceeds from issuance of excess spread financing	—	155	—	—	—	155
Repayment of excess spread financing	—	(198)	—	—	—	(198)
Repayment of nonrecourse debt - legacy assets	—	—	—	(18)	—	(18)
Repurchase of unsecured senior notes	—	(40)	—	—	—	(40)
Repurchase of common stock	(114)	—	—	—	—	(114)
Excess tax (deficiency) benefit from share based compensation	—	(4)	—	—	—	(4)
Surrender of shares relating to stock vesting	(3)	—	—	—	—	(3)
Debt financing costs	—	(13)	—	—	—	(13)
Net cash attributable to financing activities	(117)	3,425	—	(610)	—	2,698
Net increase/(decrease) in cash	—	(184)	1	115	—	(68)
Cash and cash equivalents - beginning of year	—	796	1	148	—	945
Cash and cash equivalents - end of year	$—	$612	$2	$263	$—	$877

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

165 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

23. Transactions with Affiliates

Nationstar previously entered into arrangements with Fortress Investment Group (“Fortress”), its subsidiaries managed funds, or affiliates for purposes of financing its MSR acquisitions and performing services as a subservicer. Prior to the Merger with Nationstar on July 31, 2018, an affiliate of Fortress held a majority of the outstanding common shares of the Predecessor. Subsequent to the Merger, Fortress is no longer an affiliate of the Company. Refer to Note 3, Acquisitions, for additional information. The following summarizes the Predecessor’s transactions with affiliates of Fortress prior to the Merger on July, 31 2018.

New Residential Investment Corp. (“New Residential”)
Excess Spread Financing
The Predecessor entered into several agreements with certain entities managed by New Residential, in which New Residential and/or certain funds managed by Fortress own an interest (each a “New Residential Entity”). The Predecessor sold to the related New Residential Entity the right to receive a portion of the excess cash flow generated from certain acquired MSRs after a receipt of a fixed base servicing fee per loan. The Predecessor, as the servicer of the loans, retains all ancillary revenues and the remaining portion of the excess cash flow after payment of the fixed base servicing fee and also provides all advancing functions for the portfolio. The related New Residential Entity does not have prior or ongoing obligations associated with these MSR portfolios. Should the Company refinance any loan in such portfolios, subject to certain limitations, the Company will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above.

The fair value of the outstanding liability related to these agreements was $857 at December 31, 2017. The fees paid to New Residential entity by the Predecessor totaled $122, $241, and $290 during the seven months ended July 31, 2018 and years ended December 31, 2017 and 2016, respectively, which are recorded as a reduction to servicing fee revenue, net.

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

Subservicing and Servicing
In January 2017, the Predecessor entered into a subservicing agreement with a subsidiary of New Residential. The boarding of loans related to this subservicing agreement was completed during the fourth quarter of 2017, with the Predecessor boarding a total UPB of $105 billion. The Predecessor earned $43 and $31 of subservicing fees and other subservicing revenues during the seven months ended July 31, 2018 and year ended December 31, 2017, respectively.

In May 2014, the Predecessor entered into a servicing arrangement with New Residential whereby the Predecessor services residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. For the seven months ended July 31, 2018 and the years ended December 31, 2017 and 2016, the Predecessor recognized revenue of $3, $6, and $5 related to these servicing arrangements, respectively.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 166

24. Quarterly Financial Data (Unaudited)

The unaudited quarterly consolidated results of operations are summarized in the tables below.

	Predecessor			Successor
	Quarter ended March 31, 2018	Quarter ended June 31, 2018	For the Period July 1 - July 31, 2018	For the Period August 1 - September 30, 2018	Quarter ended December 31, 2018
Service related revenue, net	$464	$317	$120	$259	$159
Net gain on mortgage loans held for sale	124	127	44	83	93
Total revenues	588	444	164	342	252
Total expenses	364	339	242	275	432
Total other income (expense), net	(18)	(26)	(5)	(26)	2
Income (loss) before income tax expense (benefit)	206	79	(83)	41	(178)
Less: Income tax expense (benefit)	46	21	(19)	(979)	(42)
Net income (loss)	160	58	(64)	1,020	(136)
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income (loss) attributable to Predecessor/Successor	160	58	(64)	1,020	(136)
Less: Undistributed earnings attributable to participating stockholders(1)	—	—	—	9	—
Net income (loss) attributable to common stockholders	$160	$58	$(64)	$1,011	$(136)

Net income (loss) per common share attributable to Predecessor/Successor:
Basic	$1.63	$0.59	$(0.65)	$11.13	$(1.50)
Diluted	$1.61	$0.59	$(0.65)	$10.99	$(1.50)

(1)
Undistributed earnings allocated to participating securities and earnings per share are computed independently for each period. Accordingly, the sum of each quarterly amount may not agree to the year-to-date total.

167 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

	Predecessor
	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service related revenue, net	$283	$213	$252	$295
Net gain on mortgage loans held for sale	144	167	154	142
Total revenues	427	380	406	437
Total expenses	372	369	368	366
Total other income (expense), net	(52)	(40)	(26)	(13)
Income (loss) before income tax expense (benefit)	3	(29)	12	58
Less: Income tax expense (benefit)	1	(10)	5	17
Net income (loss)	2	(19)	7	41
Less: Net income (loss) attributable to non-controlling interests	—	1	—	—
Net income (loss) attributable to Nationstar	$2	$(20)	$7	$41

Net income (loss) per common share attributable to Predecessor:
Basic	$0.02	$(0.20)	$0.07	$0.42
Diluted	$0.02	$(0.20)	$0.07	$0.41

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 168

25. Subsequent Events

On February 1, 2019, Nationstar Mortgage LLC, a wholly-owned subsidiary of the Company, completed an acquisition of all of the limited liability units of Pacific Union Financial, LLC, a California limited liability company. The aggregate purchase price for the limited liability units was approximately $128, which is subject to adjustment.

On January 3, 2019, the Company entered into a definitive agreement to acquire servicing rights underlying $24 billion in GSE mortgages, enter into a subservicing contract for an additional $24 billion in mortgages, and purchase the Seterus mortgage servicing platform and assume certain related assets from IBM. The acquisition of the Seterus mortgage servicing platform and certain related assets from IBM was completed on February 28, 2019 for a total purchase price of approximately $8.

169 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As a result of the Merger, we adopted the controls and procedures of the Predecessor. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2018.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As discussed in Note 3 to the condensed consolidated financial statements included in this Annual Report on Form 10-K, the Company closed the acquisition of Assurant Mortgage Solutions on August 1, 2018. Assurant Mortgage Solutions’ total assets, net assets, total revenues and net loss constituted 0.6%, 1%, 13% and 1%, respectively, of the Company’s consolidated total assets, net assets, revenues and net income as shown on our consolidated financial statements as of and for the five months ended December 31, 2018. As the acquisition occurred in the third quarter of 2018, we excluded the internal control over financial reporting of Assurant Mortgage Solutions from the scope of our assessment of the effectiveness of the Company’s internal control over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2018 as stated in their report, dated March 11, 2019, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 170

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Mr. Cooper Group Inc.

Opinion on Internal Control over Financial Reporting
We have audited Mr. Cooper Group Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mr. Cooper Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Assurant Mortgage Solutions, which is included in the 2018 consolidated financial statements of the Company and constituted 0.6% and 1% of total and net assets, respectively, as of December 31, 2018 and 13% and 1% of revenues and net income, respectively, for the period August 1, 2018 through December 31, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Assurant Mortgage Solutions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheet of Mr. Cooper Group Inc. as of December 31, 2018 the related consolidated statements of operations, stockholders' equity and cash flows for the period August 1, 2018 through December 31, 2018 (Successor), and the related notes and the accompanying consolidated balance sheet of Nationstar Mortgage Holdings Inc. (Nationstar) as of December 31, 2017 (Predecessor), the related consolidated statements of operations, stockholders' equity and cash flows for the period January 1, 2018 through July 31, 2018 (Predecessor) and the years ended December 31, 2017 and 2016 (Predecessor), and the related notes, and our report dated March 11, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

171 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Dallas, Texas
March 11, 2019

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 172

Item 9B. Other Information

None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the Company’s fiscal year-end (the “2019 Proxy Statement”).

Item 11. Executive Compensation

Information required by this item will be incorporated by reference from the 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be incorporated by reference from the 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be incorporated by reference from the 2019 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be incorporated by reference from the 2019 Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:
Our consolidated financial statements at December 31, 2018 and 2017 and for the period from August 1, 2018 - December 31, 2018 (Successor) and for the period from January 1, 2018 - July 31, 2018 (Predecessor) and years Ended December 31, 2017 and 2016 (Predecessor), and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are filed within Item 8 in Part II as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

3.	Exhibits:
The exhibits to this report are listed in the index to exhibits below.

173 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

INDEX TO EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of February 12, 2018, among Nationstar Mortgage Holdings Inc., WMIH Corp. and Wand Merger Corporation	8-K	001-14667	2.1	02/13/2018

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	8-K	001-14667	3.1	10/10/2018

3.2	Amended and Restated Bylaws of the Company	10-Q	001-14667	3.2	11/09/2018

4.1	Form of Stock Certificate	10-Q	001-14667	4.1	11/09/2018

4.2	Form of Series A Convertible Preferred Stock Certificate	8-K	001-14667	4.6	01/31/2014

4.3	Investor Rights Agreement, dated January 30, 2014, between WMIH Corp., KKR Fund Holdings L.P. and any subsequent stockholder party	8-K	001-4667	4.2	01/31/2014

4.4	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	02/07/2013

4.5	First Supplemental Indenture, dated as of March 26, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	03/26/2013

4.6	Second Supplemental Indenture, dated as of June 21, 2018, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	06/22/2018

4.7	(Third) Supplemental Indenture, dated as of July 31, 2018 among the Company as Guaranteeing Parent, Nationstar Mortgage LLC and Nationstar Capital Corporation, as the Issuers and Wells Fargo Bank, National Association, as trustee	8-K	001-1667	4.1	08/01/2018

4.8	Indenture, dated as of May 31, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	05/31/2013

4.9	First Supplemental Indenture, dated as of June 21, 2018, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	00135449	4.2	06/22/2018

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 174

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.10	(Second) Supplemental Indenture, dated as of July 31, 2018 among the Company as Guaranteeing Parent, Nationstar Mortgage LLC and Nationstar Capital Corporation, as the Issuers and Wells Fargo Bank, National Association, as trustee	8-K	001-14667	4.2	08/01/2018

4.11	Indenture, dated as of July 13, 2018, among Wand Merger Corporation (now known as Nationstar Mortgage Holdings Inc.) as Issuer, the Company as Parent Guarantor and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.1	07/13/2018

4.12	Supplemental Indenture No. 1, dated as of July 31, 2018, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.3	08/01/2018

4.13	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	02/06/2013

4.14	Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent	10-Q	001-35449	4.4	05/09/2014

4.15	Amendment No. 2 to the Fourth Amended and Restated Indenture, dated May 5, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.1	08/03/2015

4.16	Amendment No. 3 to the Fourth Amended and Restated Indenture, dated June 26, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.2	08/03/2015

175 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.17	Amended and Restated Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	10-K	001-35449	4.17	03/01/2016

10.1	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	02/06/2013

10.2	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	02/06/2013

10.3	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/15/2013

10.4	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	03/15/2013

10.5	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	03/15/2013

10.6	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	03/15/2013

10.7	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013

10.8	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013

10.9	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 176

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.10	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	11/07/2014

10.11	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	135,449	10.4	11/07/2014

10.12	Amendment Number Nine, dated October 19, 2015, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.28	03/01/2016

10.13	Amendment Number Ten, dated October 17, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.17	03/09/2017

10.14	Amendment Number Eleven, dated October 31, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/09/2017

10.15	Amendment Number Twelve, dated October 30, 2017, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/02/2018

10.16	Amendment Number Thirteen, dated March 22, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	05/10/2018

10.17	Amendment Number Fourteen, dated October 24, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.18	Amendment Number Fifteen, dated November 20, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.19	Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	05/05/2016

177 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.20	Amendment Number One, dated as of June 24, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	08/09/2016

10.21	Amendment Number Two, dated as of October 17, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.21	03/09/2017

10.22	Amendment Number Three, dated as of October 31, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.22	03/09/2017

10.23	Amendment Number Four, dated as of October 30, 2017 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.23	03/02/2018

10.24	Amendment Number Five, dated as of March 22, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	05/10/2018

10.25	Amendment Number Six, dated as of May 29, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	08/03/2018

10.26
Amendment Number Seven, dated as of May 29, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller
						X

10.27
Amendment Number Eight, dated as of November 20, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller
						X

10.28**	Offer Letter, dated as of June 24, 2015, by and between Nationstar Mortgage LLC and Anthony L. Ebers	10-K	001-35449	10.45	03/01/2016

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 178

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.29**	Offer Letter, dated as of July 6, 2015, by and between Nationstar Mortgage LLC and Michael R. Rawls	10-K	001-35449	10.46	03/01/2016

10.30**	Offer Letter, dated as of March 20, 2017, by and between Nationstar Mortgage LLC and Amar Patel	10-Q	001-35449	10.1	05/05/2017

10.31**	Offer Letter, dated as of December 11, 2018 by and between the Company and Christopher Marshall	8-K	001-14667	10.1	12/12/2018

10.32**	Severance Pay Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Jay Bray	10-K	001-25449	10.42	03/02/2018

10.33**	Severance Pay Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Amar Patel	10-K	001-25449	12.43	03/02/2018

10.34**	Severance Pay Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Anthony Ebers	10-K	001-25449	10.44	03/02/2018

10.35**	Severance Pay Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Mike Rawls	10-K	001-25449	10.45	03/02/2018
10.36**	Severance Pay Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Anthony Villani					X

10.37**	Retention Bonus Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Jay Bray	10-K	001-25449	10.46	03/02/2018

10.38**	Retention Bonus Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Amar Patel	10-K	001-25449	10.47	03/02/2018

10.39**	Retention Bonus Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Anthony Ebers	10-K	001-25449	10.48	03/02/2018

10.40**	Retention Bonus Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Mike Rawls	10-K	001-25449	10.49	03/02/2018

10.41**	Retention Bonus Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Anthony Villani					X

10.42**	2012 Long-Term Incentive Plan	10-K	001-14667	10.17	03/15/2013

10.43**	First Amendment to 2012 Long-Term Incentive Plan	8-K	001-14667	99.1	02/03/2014

179 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.44**	Second Amendment to 2012 Long-Term Incentive Plan	10-K	001-14667	10.15	02/27/2015

10.45**	Form of Participant Restricted Stock Agreement	10-K	001-14667	10.33	03/02/2018

10.46**	Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-35449	10.1	05/12/2016

10.47**	Amendment to the Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-14667	10.2	08/01/2018

10.48**	Form of Amended and Restated Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2012 Incentive Compensation Plan	10-K	001-35449	10.54	03/01/2016

10.49**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.5	05/07/2015

10.50**	Nationstar Mortgage LLC Executive Management Incentive Plan, dated as of March 31, 2015	8-K	001-35449	10.1	04/02/2015

10.51**	Form of Indemnification Agreement with directors and officers	8-K	001-14667	10.1	05/13/2015

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 180

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
+    The schedules and other attachments referenced in this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or attachment will be furnished supplementary to the Securities and Exchange Commission upon request.
**    Management contract, compensatory plan or arrangement.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.

Item 16. Form 10-K Summary

None.

181 Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mr. Cooper Group Inc.

By: /s/ Jay Bray
Jay Bray
President and Chief Executive Officer
March 11, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bray	March 11, 2019
Jay Bray, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Amar R. Patel	March 11, 2019
Amar R. Patel, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert H. Gidel	March 11, 2019
Robert H. Gidel, Director

/s/ Roy A. Guthrie	March 11, 2019
Roy A. Guthrie, Director

/s/ Christopher J. Harrington	March 11, 2019
Christopher J. Harrington, Director

/s/ Michael D. Malone	March 11, 2019
Michael D. Malone, Director

/s/ Tagar C. Olson	March 11, 2019
Tagar C. Olson, Director

/s/ Steven D. Scheiwe	March 11, 2019
Steven D. Scheiwe, Director

Mr. Cooper Group Inc. - 2018 Annual Report on Form 10-K 182