Form 10-Q
period 2019-03-31
Mr. Cooper Group Inc.
filed 2019-05-08
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 001-14667

________________________________________________________________________________________________________
Mr. Cooper Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-1653725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8950 Cypress Waters Blvd, Coppell, TX	75019
(Address of principal executive offices)	(Zip Code)

(469) 549-2000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	COOP	The Nasdaq Stock Market
____________________________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12(b)-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of April 30, 2019 was 91,048,012.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018 (Successor)	3

	Consolidated Statements of Operations (unaudited) for the Successor’s Three Months Ended March 31, 2019 and the Predecessor’s Three Months Ended March 31, 2018	4

	Consolidated Statements of Stockholders’ Equity (unaudited) for the Successor’s Three Months Ended March 31, 2019 and the Predecessor’s Three Months Ended March 31, 2018	5

	Consolidated Statements of Cash Flows (unaudited) for the Successor’s Three Months Ended March 31, 2019 and the Predecessor’s Three Months Ended March 31, 2018	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	60

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	89

Item 4.	Controls and Procedures	89

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	90

Item 1A.	Risk Factors	91

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	91

Item 3.	Defaults Upon Senior Securities	91

Item 4.	Mine Safety Disclosures	91

Item 5.	Other Information	91

Item 6.	Exhibits	92

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	Successor
	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$181	$242
Restricted cash	339	319
Mortgage servicing rights, $3,481 and $3,665 at fair value, respectively	3,488	3,676
Advances and other receivables, net of reserves of $71 and $47, respectively	1,147	1,194
Reverse mortgage interests, net of reserves of $8 and $13, respectively	7,489	7,934
Mortgage loans held for sale at fair value	2,170	1,631
Mortgage loans held for investment at fair value	118	119
Property and equipment, net of accumulated depreciation of $27 and $16, respectively	112	96
Deferred tax asset, net	1,024	967
Other assets	1,578	795
Total assets	$17,646	$16,973

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,461	$2,459
Advance facilities, net	578	595
Warehouse facilities, net	3,050	2,349
Payables and other liabilities	1,975	1,543
MSR related liabilities - nonrecourse at fair value	1,343	1,216
Mortgage servicing liabilities	90	71
Other nonrecourse debt, net	6,388	6,795
Total liabilities	15,885	15,028
Commitments and contingencies (Note 18)
Preferred stock at $0.00001 - 10 million shares authorized, 1 million shares issued and outstanding, respectively; aggregate liquidation preference of ten dollars, respectively	—	—
Common stock at $0.01 par value - 300 million shares authorized, 91.0 million and 90.8 million shares issued, respectively	1	1
Additional paid-in-capital	1,095	1,093
Retained earnings	662	848
Total Mr. Cooper stockholders’ equity	1,758	1,942
Non-controlling interests	3	3
Total stockholders’ equity	1,761	1,945
Total liabilities and stockholders’ equity	$17,646	$16,973

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues:
Service related, net	$84	$464
Net gain on mortgage loans held for sale	166	124
Total revenues	250	588
Expenses:
Salaries, wages and benefits	215	180
General and administrative	228	184
Total expenses	443	364
Other income (expenses):
Interest income	134	145
Interest expense	(189)	(171)
Other income (expenses)	15	8
Total other income (expenses), net	(40)	(18)
(Loss) income before income tax expense (benefit)	(233)	206
Less: Income tax (benefit) expense	(47)	46
Net (loss) income	(186)	160
Less: Net (loss) income attributable to non-controlling interests	—	—
Net (loss) income attributable to Successor/Predecessor	(186)	160
Less: Undistributed earnings attributable to participating stockholders	—	—
Net (loss) income attributable to common stockholders	$(186)	$160

Net (loss) income per common share attributable to Successor/Predecessor:
Basic	$(2.05)	$1.63
Diluted	$(2.05)	$1.61

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders’ Equity and Mr. Cooper Stockholders’ Equity, respectively	Non-controlling Interests	Total Equity
Predecessor
Balance at January 1, 2018	—	$—	97,728	$1	$1,131	$731	$(148)	$1,715	$7	$1,722
Shares issued / (surrendered) under incentive compensation plan	—	—	465	—	(4)	—	—	(4)	—	(4)
Share-based compensation	—	—	—	—	4	—	—	4	—	4
Net income	—	—	—	—	—	160	—	160	—	160
Balance at March 31, 2018	—	$—	98,193	$1	$1,131	$891	$(148)	$1,875	$7	$1,882

Successor
Balance at January 1, 2019	1,000	$—	90,821	$1	$1,093	$848	$—	$1,942	$3	$1,945
Shares issued under incentive compensation plan	—	—	221	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	4	—	—	4	—	4
Net loss	—	—	—	—	—	(186)	—	(186)	—	(186)
Balance at March 31, 2019	1,000	$—	91,042	$1	$1,095	$662	$—	$1,758	$3	$1,761

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Operating Activities
Net (loss) income attributable to Successor/Predecessor	$(186)	$160
Adjustments to reconcile net (loss) income to net cash attributable to operating activities:
Deferred tax (benefit) expense	(47)	30
Net gain on mortgage loans held for sale	(166)	(124)
Interest income on reverse mortgage loan	(82)	(119)
Gain on sale of assets	—	(9)
Provision for servicing reserves	11	38
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	379	(178)
Fair value changes in excess spread financing	(69)	50
Fair value changes in mortgage servicing rights financing liability	2	24
Fair value changes in mortgage loan held for investment	(1)	—
Amortization of premiums, net of discount accretion	2	3
Depreciation and amortization for property and equipment and intangible assets	21	15
Share-based compensation	4	4
Repurchases of forward loan assets out of Ginnie Mae securitizations	(364)	(251)
Mortgage loans originated and purchased for sale, net of fees	(5,717)	(5,096)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	6,197	5,713
Changes in assets and liabilities:
Advances and other receivables	120	270
Reverse mortgage interests	614	382
Other assets	(216)	54
Payables and other liabilities	(217)	(29)
Net cash attributable to operating activities	285	937

Investing Activities
Acquisitions, net of cash acquired	(85)	—
Property and equipment additions, net of disposals	(10)	(16)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(130)	(17)
Net payment related to acquisition of HECM related receivables	—	(1)
Proceeds on sale of forward and reverse mortgage servicing rights	243	—
Proceeds on sale of assets	—	13
Net cash attributable to investing activities	18	(21)

Continued on following page. See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Financing Activities
Increase (decrease) in warehouse facilities	307	(125)
Decrease in advance facilities	(30)	(293)
Repayment of notes payable	(294)	—
Proceeds from issuance of HECM securitizations	—	443
Proceeds from sale of HECM securitizations	20	—
Repayment of HECM securitizations	(127)	(317)
Proceeds from issuance of participating interest financing in reverse mortgage interests	86	90
Repayment of participating interest financing in reverse mortgage interests	(494)	(664)
Proceeds from the issuance of excess spread financing	245	—
Settlement of excess spread financing	(50)	(45)
Repayment of nonrecourse debt – legacy assets	(3)	(3)
Repurchase of unsecured senior notes	—	(16)
Repayment of finance lease liability	(1)	—
Surrender of shares relating to stock vesting	(2)	(4)
Debt financing costs	(1)	(5)
Net cash attributable to financing activities	(344)	(939)
Net decrease in cash, cash equivalents, and restricted cash	(41)	(23)
Cash, cash equivalents, and restricted cash - beginning of period	561	575
Cash, cash equivalents, and restricted cash - end of period(1)	$520	$552

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$74	$191
Net cash paid for income taxes	$—	$1

(1)	The following table provides a reconciliation of cash, cash equivalents and restricted cash to amount reported within the consolidated balance sheets.

	Successor	Predecessor
	March 31, 2019	March 31, 2018
Cash and cash equivalents	$181	$187
Restricted cash	339	365
Total cash, cash equivalents, and restricted cash	$520	$552

See accompanying notes to the consolidated financial statements (unaudited).

MR COOPER GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc., collectively with its consolidated subsidiaries, (“Mr. Cooper”, the “Company”, “we”, “us” or “our”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper® and Xome®. Mr. Cooper is one of the largest home loan servicers in the country focused on delivering a variety of servicing and lending products, services and technologies. Xome provides technology and data enhanced solutions to homebuyers, home sellers, real estate agents and mortgage companies. The Company’s corporate website is located at www.mrcoopergroup.com.

Mr. Cooper, which was previously known as WMIH Corp. (“WMIH”), is a corporation duly organized and existing under the laws of the State of Delaware since May 11, 2015. On July 31, 2018, Wand Merger Corporation (“Merger Sub”), a wholly-owned subsidiary of WMIH merged with and into Nationstar Mortgage Holdings Inc. (“Nationstar”), with Nationstar continuing as a wholly-owned subsidiary of WMIH (the “Merger”). Prior to the Merger, WMIH had limited operations other than its reinsurance business that operated in runoff mode. As a result of the Merger, shares of Nationstar common stock were delisted from the New York Stock Exchange. Following the Merger closing, the combined company traded on NASDAQ under the ticker symbol “WMIH” until October 10, 2018, when WMIH changed its name to “Mr. Cooper Group Inc.” and its ticker symbol to “COOP”.

Basis of Presentation
For the purpose of financial statement presentation, Mr. Cooper was determined to be the accounting acquirer in the Merger, and Nationstar’s assets and liabilities were recorded at estimated fair value as of the acquisition date. Mr. Cooper’s interim consolidated financial statements for periods following the Merger closing are labeled “Successor” and reflect the acquired assets and liabilities from Nationstar.

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

Pursuant to the Merger, Nationstar is considered the predecessor company. Therefore, the Company is providing additional information in the accompanying unaudited condensed consolidated financial statements regarding Nationstar’s business for periods prior to July 31, 2018. The predecessor company financial information in this report is labeled “Predecessor” in these consolidated interim financial statements.

The consolidated interim financial statements of the Company and Predecessor have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2018.

Upon the consummation of the Merger, the Company adopted the significant accounting policies that were implemented by Nationstar and applied to the Predecessor’s financial statements, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of the interim periods have been included. Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

The Company evaluated subsequent events through the date these interim consolidated financial statements were issued.

Basis of Consolidation
The basis of consolidation described below was adopted by Nationstar and applied to the Predecessor financial statements for the periods impacted by the adoption. The Successor’s financial statements reflect the adoption of such standards.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, other entities in which the Company has a controlling financial interest and those variable interest entities (“VIE”) where the Company’s wholly-owned subsidiaries are the primary beneficiaries. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date the Company ceases to be the primary beneficiary. The Company applies the equity method of accounting to investments where it is able to exercise significant influence, but not control, over the policies and procedures of the entity and owns less than 50% of the voting interests. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. Intercompany balances and transactions on consolidated entities have been eliminated. Business combinations are included in the consolidated financial statements from their respective dates of acquisition.

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

Recent Accounting Guidance Adopted
Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), No.2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), primarily impact lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. ASU 2016-02 was effective for the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company has elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and has not restated comparative periods. The Company elected the package of practical expedients, which, among other items, permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease recognition exemption for all leases that qualify. Under this practical expedient, for those leases that qualify, the Company does not recognize right-of-use (“ROU”) assets or lease liabilities, which includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of our leases. The Company did not elect the use-of-hindsight practical expedient. As a result of implementing ASU 2016-02, the Company recognized an operating lease ROU asset of $114 and an operating lease liability of $124 on January 1, 2019, with no impact on its consolidated statement of operations. There was no cumulative-effect adjustment to the opening balance of accumulated deficit as a result of the adoption of this standard. The ROU asset and operating lease liability are recorded in other assets, and payables and other liabilities, respectively, in the consolidated balance sheets. See Note 7, Leases for additional information.

Accounting Standards Update No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40 - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (“ASU 2018-15”) aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective for the Company on January 1, 2020. Early adoption is permitted, including adoption in any interim period. In the first quarter of 2019, the Company early adopted ASU 2018-15. The standard did not have a material impact to the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
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

2. Acquisitions

Acquisition of Pacific Union Financial, LLC
On February 1, 2019, the Company completed the acquisition of all the limited liability units of Pacific Union Financial, LLC (“Pacific Union”), a California limited liability company. The purchase price was estimated to be $116, which is subject to adjustment. Pacific Union was a privately-held company that was engaged in the origination as well as servicing of residential mortgage loans, and operated throughout the United States. The acquisition allows the Company to expand its servicing portfolio and increase its mortgage lending volume and capabilities.

The acquisition has been accounted for in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 (“ASC 805”), Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on its estimated fair values as of the acquisition date. The determination of fair value estimates requires management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments. The Company’s estimates are subject to change as the Company obtains additional information and finalizes its review of estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of fair value of consideration transferred that are not yet finalized relate to the fair value of mortgage servicing rights, loans held for sale, advances and other receivables and payables and accrued liabilities as the Company continues to evaluate the underlying inputs and assumptions that are being used in fair value estimates. Based on the preliminary allocation of fair value, goodwill of $29 has been recorded, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to the assembled workforce and synergies with the Company’s current operations. The goodwill is assigned to the Origination and Servicing segments based on expected cash flows and is expected to be deductible for tax purposes.

Preliminary Estimated Fair Value of Net Assets Acquired:
Cash and cash equivalents	$37
Restricted cash	2
Mortgage servicing rights	271
Advances and other receivables	84
Mortgage loans held for sale	536
Mortgage loans held for investment	1
Property and equipment	10
Other assets	483
Fair value of assets acquired	1,424
Notes payable(1)	294
Advance facilities	13
Warehouse facilities	393
Payables and other liabilities	519
Other nonrecourse debt	129
Fair value of liabilities assumed	1,348
Total fair value of net tangible assets acquired	76
Intangible assets:
Customer relationships(2)	11
Preliminary goodwill	29
$116

(1)	Notes payables was subsequently paid off in February 2019 after the consummation of the acquisition.

(2)	The estimated fair values for customer relationships were measured using the excess earnings method and were determined to have a remaining useful life of 10 years.

The purchase price allocation has not been finalized as of March 31, 2019, as the Company continues to analyze respective valuations of acquired assets and assumed liabilities as specified above.

The Company incurred total acquisition costs of $2 during the three months ended March 31, 2019, of which $1 are included in salaries, wages and benefits expense and $1 in general and administrative expense in the Company’s consolidated statements of operations. The acquisition costs were primarily related to legal, accounting and consulting services.

For the three months ended March 31, 2019, the operations contributed by this acquisition generated consolidated total revenues of $39 and income before income tax of $14, which are reported in the Company’s consolidated statements of operations.

The following unaudited pro forma financial information presents the combined results of operations for the three months ended March 31, 2019 as if the transaction had occurred on January 1, 2019.

Three Months Ended March 31, 2019
Pro forma total revenues	$269

Pro forma net loss	$(184)

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

The acquisition has been accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company recorded preliminary goodwill of $65, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to the assembled workforce and synergies from the future growth and strategic advantages in the mortgage industry. The entire goodwill is assigned to the Servicing segment and will not be deductible for tax purposes.

The table below presents the calculation of aggregate purchase price.

Purchase Price:
Converted WMIH common shares (prior to reverse stock split) in millions	394
Price per share, based on price of $1.398 for WMIH stock on July 31, 2018	$1.398
Purchase price from common stock issued	551
Purchase price from cash payment	1,226
Total purchase price	$1,777

The allocation of the fair value of the acquired business was based on preliminary valuations of the estimated net fair value of the assets acquired. The determination of fair value estimates requires management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments. The Company’s estimates are subject to change as the Company obtains additional information and finalizes its review of estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of fair value of consideration transferred that are not yet finalized relate to the fair value of advances and other receivables and payables and accrued liabilities.

The Company will record any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the acquisition.

The preliminary allocation of the purchase price to the acquired assets and liabilities is as follows:

Preliminary Estimated Fair Value of Net Assets Acquired:
Cash and cash equivalents	$166
Restricted cash	430
Mortgage servicing rights	3,422
Advances and other receivables	1,262
Reverse mortgage interests	9,189
Mortgage loans held for sale	1,514
Mortgage loans held for investment	125
Property and equipment	96
Other assets	610
Fair value of assets acquired	16,814
Unsecured senior notes	1,830
Advance facilities	551
Warehouse facilities	2,701
Payables and other liabilities	1,352
MSR related liabilities—nonrecourse	1,065
Mortgage servicing liabilities	123
Other nonrecourse debt	7,583
Fair value of liabilities assumed	15,205
Total fair value of net tangible assets acquired	1,609
Intangible assets(1)	103
Preliminary goodwill	65
$1,777

(1)	The following intangible assets were acquired in the Nationstar acquisition.

	Useful Life (Years)	Fair Value
Customer relationships(i)	6	$61
Tradename(ii)	5	8
Technology(ii)	3-5	11
Internally developed software(iii)	2	23
Total		$103

(i)	The estimated fair values for customer relationships were measured using the excess earnings method.

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

The preliminary allocation of fair value as of December 31, 2018 resulted in goodwill of $10. As previously disclosed, the fair value related to reverse mortgage assets and liabilities had not been finalized. During the first quarter of 2019, the Company obtained additional information in finalizing its review regarding a market participant view of the cost to service assumption related to the valuation of reverse mortgage assets and liabilities. This additional information was used in finalizing the Company’s review of the fair value of the reverse mortgage assets and liabilities and resulted in a reduction of $24 in reverse mortgage interests, a reduction of $6 in reverse mortgage servicing rights and an increase of $37 in mortgage servicing liabilities. In addition, a reduction of $12 in payables and other liabilities was recorded for the tax impact related to the revised valuation, for a total adjustment to goodwill of $55. As a result of the revised fair value, the Company recorded $7 to service related, net revenue and $1 to interest income, for a total $8 increase to earnings in the consolidated statement of operations for the three months ended March 31, 2019. Goodwill totaled $65 as of March 31, 2019 after taking into account these measurement period adjustments.

The purchase price allocation has not been finalized as of March 31, 2019, as the Company continues to analyze the valuations assigned to the acquired assets and assumed liabilities. During the three months ended March 31, 2019, the Company finalized its valuation of reverse mortgage assets and liabilities related to loan specific cash flows. However, the Company has not yet finalized valuation related to advances and other receivables recorded within reverse mortgage interest primarily as unsecuritized interests in addition to payables and accrued liabilities.

WMIH incurred total acquisition costs of $92 prior to the consummation of the Merger, of which $4 was incurred in the three months ended March 31, 2018. The acquisition costs were primarily related to legal, accounting and consulting services and were expensed as incurred through July 31, 2018. Included in the total acquisition costs was a transaction fee of $25 to KKR Capital Markets LLC (“KCM”), an affiliate of KKR Wand Investors Corporation, which is WMIH’s largest stockholder, for acting as a non-exclusive financial advisor to WMIH with respect to the Merger and an arrangement fee of $7 to KCM for acting as a placement agent with respect to a bridge financing facility in connection with the Merger that was not executed. In addition, WMIH incurred $38 of costs related to borrowings under the Notes, which was capitalized in debt costs.

WMIH also paid KCM a deferred fee of $8, which initially reduced the carrying value of the Series B Preferred Stock. This fee was payable in connection with the conversion of Series B Preferred Stock to WMIH’s common stock upon consummation of the Merger.

The Predecessor incurred total acquisition costs of $27 in connection with the Merger. Included in the Predecessor’s consolidated statements of operations for the three months ended March 31, 2018 were $3 of acquisition costs incurred by Nationstar. Included in the Company’s consolidated statements of operations for the three months ended March 31, 2019 were $1 of acquisition costs related to the compensation arrangements incurred by the Company related to the Merger.

Acquisition of Assurant Mortgage Solutions (“AMS”)
On August 1, 2018, Xome Holdings LLC, a wholly-owned subsidiary of the Company, acquired AMS for $38 in cash with additional consideration dependent on the achievement of certain future performance targets, which was initially estimated at $15 as of December 31, 2018. Total purchase price was estimated at $53. The acquisition expands Xome’s product footprint and grows its third-party client portfolio across its valuation, title and field services businesses. The Company finalized its purchase price allocation and recorded intangible assets of $24 and goodwill of $13 in 2018. The Company expects entire goodwill to be deductible for tax purposes. Under ASC 805, Business Combinations, the contingent consideration was remeasured to fair value of $4 at March 31, 2019. The $11 change in the fair value was included in other income (expenses) within the consolidated statement of operations for the three months ended March 31, 2019.

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities.

	Successor
MSRs and Related Liabilities	March 31, 2019	December 31, 2018
Forward MSRs - fair value	$3,481	$3,665
Reverse MSRs - amortized cost	7	11
Mortgage servicing rights	$3,488	$3,676

Mortgage servicing liabilities - amortized cost	$90	$71

Excess spread financing - fair value	$1,309	$1,184
Mortgage servicing rights financing - fair value	34	32
MSR related liabilities - nonrecourse at fair value	$1,343	$1,216

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage (“forward”) loans for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights related to both agency and non-agency loans.

The following table sets forth the activities of forward MSRs.

	Successor	Predecessor
MSRs - Fair Value	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Fair value - beginning of period	$3,665	$2,937
Additions:
Servicing retained from mortgage loans sold	66	68
Purchases of servicing rights(1)	409	19
Dispositions:
Sales of servicing assets	(260)	—
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	(332)	239
Other changes in fair value	(67)	(69)
Fair value - end of period	$3,481	$3,194

(1)
Purchases of servicing rights during the three months ended March 31, 2019 includes $271 of mortgage servicing rights that were acquired from Pacific Union. See Note 2, Acquisitions for further discussion.

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company’s continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment. During the three months ended March 31, 2019, the Company sold $19,409 in unpaid principal balance (“UPB”) of forward MSRs, of which $19,276 in UPB were retained by the Company as subservicer.

MSRs measured at fair value are segregated between credit sensitive and interest sensitive pools at acquisition of MSRs. Credit sensitive pools are primarily impacted by borrower performance under specified repayment terms, which most directly impacts involuntary prepayments and delinquency rates. Interest sensitive pools are primarily impacted by changes in forecasted interest rates, which in turn impact voluntary prepayment speeds. The Company assesses whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. Numerous factors are considered in making this assessment, including loan-to-value ratios, FICO scores, percentage of portfolio previously modified, portfolio seasoning and similar criteria. The determination between credit sensitive and interest sensitive for a pool is made at the date of acquisition, and no subsequent changes are made.

Credit sensitive portfolios generally consist of higher delinquency, single-family non-conforming residential forward mortgage loans serviced for agency and non-agency investors. Due to the Company’s focus on recapture and modifications, significant amounts of the credit sensitive portfolio have been re-underwritten and, therefore, behave more like the interest sensitive portfolio. Interest sensitive portfolios generally consist of lower delinquency, single-family conforming residential forward mortgage loans for agency investors.

The following table provides a breakdown of credit sensitive and interest sensitive unpaid principal balance (“UPB”) for the Company’s forward MSRs.

	Successor
	March 31, 2019		December 31, 2018
MSRs - Sensitivity Pools	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$153,565	$1,626	$135,752	$1,495
Interest sensitive	150,127	1,855	159,729	2,170
Total	$303,692	$3,481	$295,481	$3,665

The Company used the following key weighted-average inputs and assumptions in estimating the fair value of MSRs.

	Successor
	March 31, 2019	December 31, 2018
Credit Sensitive
Discount rate	11.3%	11.3%
Total prepayment speeds	13.5%	11.8%
Expected weighted-average life	6.0 years	6.4 years

Interest Sensitive
Discount rate	9.4%	9.3%
Total prepayment speeds	12.5%	10.0%
Expected weighted-average life	6.1 years	7.0 years

The following table shows the hypothetical effect on the fair value of the Successor’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated.

	Successor
	Discount Rate		Total Prepayment Speeds
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2019
Mortgage servicing rights	$(125)	$(241)	$(147)	$(283)

December 31, 2018
Mortgage servicing rights	$(137)	$(265)	$(129)	$(250)

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

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
The Company services certain HECM reverse mortgage loans with an unpaid principal balance of $27,014 and $28,415 as of March 31, 2019 and December 31, 2018, respectively. Mortgage servicing liabilities (“MSL”) had an ending balance of $90 and $71 as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, the Company and Predecessor accreted $18 and $8 of the MSL and recorded other MSL adjustments of $37 and $3, respectively. The MSL adjustment recorded by the Company relates to the fair value adjustments for MSL assumed from the Merger as a result of revised cost to service assumption in the valuation of MSL during the measurement period. See Note 2, Acquisitions for further information. Such accretion recorded by the Predecessor relates to previous portfolio acquisitions.

Reverse MSR had an ending balance of $7 and $11 as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019, the Company amortized $2 and recorded other MSR adjustments of $6. The MSR adjustment recorded by the Company relates to the fair value adjustments for MSR assumed from the Merger as a result of revised cost to service assumption in the valuation of MSR during the measurement period. See Note 2, Acquisitions for further information. For the three months ended March 31, 2018, the Predecessor recorded other MSR adjustments of $4.

The fair value of the reverse MSR was $7 and $11 as of March 31, 2019 and December 31, 2018, respectively. The fair value of the MSL was $75 and $53 as of March 31, 2019 and December 31, 2018, respectively. Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management’s assessment at March 31, 2019, no impairment or increased obligation was needed.

Excess Spread Financing - Fair Value
In order to finance the acquisition of certain MSRs on various portfolios, the Company has entered into sale and assignment agreements with a third-party associated with funds and accounts under management of BlackRock Financial Management Inc. (“BlackRock”), a third-party associated with funds and accounts under management of Värde Partners, Inc. (“Varde”) and with certain affiliated entities formed and managed by New Residential Investment Corp. (“New Residential”). The Company sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. Servicing fees associated with traditional MSRs can be segregated into a contractually specified base servicing fee component and an excess servicing fee. The base servicing fee, along with ancillary income and earnings on escrows, is designed to cover costs incurred to service the specified pool plus a reasonable profit margin. The remaining servicing fee is considered excess. The Company retains all the base servicing fee, along with ancillary revenues and earnings on escrows, associated with servicing the Portfolios and retains a portion of the excess servicing fee. The Company continues to be the servicer of the Portfolios and provides all servicing and advancing functions.

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

The range of key assumptions used in the Company’s valuation of excess spread financing are as follows.

	Successor
Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
March 31, 2019
Low	6.8%	4.7	8.5%	7.9%
High	18.3%	7.2	13.9%	33.1%
Weighted-average	12.9%	5.9	10.4%	20.4%

December 31, 2018
Low	6.0%	5.0	8.5%	8.5%
High	16.7%	8.1	13.9%	30.5%
Weighted-average	11.0%	6.5	10.4%	18.6%

The following table shows the hypothetical effect on Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated.

	Successor
	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2019
Excess spread financing	$50	$104	$50	$106

December 31, 2018
Excess spread financing	$47	$99	$38	$81

As the cash flow assumptions utilized in determining the fair value amounts in the excess spread financing are based on the related cash flow assumptions utilized in the financed MSRs, any fair value changes recognized in the financed MSRs attributable to a related cash flow assumption would inherently have an inverse impact on the carrying amount of the related excess spread financing. For example, while an increase in discount rates would negatively impact the value of the Company’s financed MSRs, it would reduce the carrying value of the associated excess spread financing liability.

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

Mortgage Servicing Rights Financing - Fair Value
From December 2013 through June 2014, the Company entered into agreements to sell a contractually specified base servicing fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third-party investors. The Company continues to be the named servicer, and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with the Company. Accordingly, the Company records the MSRs and an MSR financing liability associated with this transaction in its consolidated balance sheets.

The following table sets forth the weighted average assumptions used in the valuation of the mortgage servicing rights financing liability.

	Successor
Mortgage Servicing Rights Financing Assumptions	March 31, 2019	December 31, 2018
Advance financing rates	3.9%	4.2%
Annual advance recovery rates	19.3%	19.0%

The following table sets forth the items comprising revenues associated with servicing loan portfolios.

	Successor	Predecessor
Servicing Revenue	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Contractually specified servicing fees(1)	$281	$250
Other service-related income(1)(2)	50	28
Incentive and modification income(1)	7	15
Late fees(1)	25	24
Reverse servicing fees	9	19
Mark-to-market adjustments(3)	(293)	152
Counterparty revenue share(4)	(48)	(45)
Amortization, net of accretion(5)	(23)	(48)
Total servicing revenue	$8	$395

(1)	Amounts include subservicing related revenues.

(2)
Amount for the three months ended March 31, 2019 included a gain of $21 from the execution of a clean-up call option on a reverse mortgage loan trust, as the Company was the master servicer and holder of clean-up call rights.

(3)
Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $11 for the three months ended March 31, 2019. The impact of negative modeled cash flows for the Predecessor was $12 for three months ended March 31, 2018.

(4)
Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSRs financing arrangements.

(5)
Amortization is net of excess spread accretion of $36 and MSL accretion of $18 for the three months ended March 31, 2019. Amortization for the Predecessor is net of excess spread accretion of $30 for the three months ended March 31, 2018. The Predecessor recorded MSL accretion within reverse servicing fees, whereas the Successor has elected to record MSL accretion within Amortization, net of accretion.

4. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following.

	Successor
	March 31, 2019	December 31, 2018
Servicing advances, net of $169 and $205 discount, respectively	$947	$952
Receivables from agencies, investors and prior servicers, net of $48 and $48 discount, respectively	271	289
Reserves	(71)	(47)
Total advances and other receivables, net	$1,147	$1,194

The Company, as loan servicer, is contractually responsible to advance funds on behalf of the borrower and investor primarily for loan principal and interest, property taxes and hazard insurance and foreclosure costs. Advances are primarily recovered through reimbursement from the investor, proceeds from sale of loan collateral or mortgage insurance claims. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables.

The Company estimates and records an asset for estimated recoveries to be collected from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $94 and $94 for Company’s forward loan portfolio at March 31, 2019 and December 31, 2018, respectively.

The following table sets forth the activities of the reserves for advances and other receivables.

	Successor	Predecessor
Reserves for Advances and Other Receivables	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Balance - beginning of period	$47	$284
Provision and other additions(1)	30	22
Write-offs	(6)	(29)
Balance - end of period	$71	$277

(1)
The Company and the Predecessor recorded a provision of $11 and $12 through the MTM adjustments in service related revenues for the three months ended March 31, 2019 and 2018, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
In connection with the acquisition of Pacific Union in February 2019, the Company recorded the acquired advances and other receivables at estimated fair value as of the acquisition date, which resulted in a preliminary purchase discount of $19. Refer to Note 2, Acquisitions for discussion of the Pacific Union acquisition. In 2018, the Company recorded the acquired advances and other receivables in connection with the Merger at estimated fair value as of the acquisition date, which resulted in a preliminary purchase discount of $302.

As of March 31, 2019, a total of $104 purchase discount has been utilized with $217 purchase discount remaining.

The following table sets forth the activities of the purchase discounts for advances and other receivables.

	Successor
	Three Months Ended March 31, 2019
Purchase Discounts	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$205	$48
Addition from acquisition	19	—
Utilization of purchase discounts	(55)	—
Balance - end of period	$169	$48

5. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consists of the following:

	Successor
Reverse Mortgage Interests, Net	March 31, 2019	December 31, 2018
Participating interests in HECM mortgage-backed securities (“HMBS”), net of $36 and $58 premium, respectively	$5,293	$5,664
Other interests securitized, net of $112 and $100 discount, respectively	950	1,064
Unsecuritized interests, net of $95 and $122 discount, respectively	1,254	1,219
Reserves	(8)	(13)
Total reverse mortgage interests, net	$7,489	$7,934

Participating Interests in HMBS
Participating interests in HMBS consist of the Company’s reverse mortgage interests in HECM loans which have been transferred to GNMA and subsequently securitized through the issuance of HMBS. During the three months ended March 31, 2019 and 2018, a total of $82 and $85 in UPB was transferred to GNMA and securitized by the Company and Predecessor, respectively.

In March 2019, the Company entered into an agreement with Fannie Mae for the transfer of reverse mortgage loans. As a result, $61 was transferred from Fannie Mae and securitized into GNMA HMBS during the three months ended March 31, 2019.

Other Interests Securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria and have been repurchased out of HMBS. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. No such securitizations occurred during the three months ended March 31, 2019. The Company sold $20 UPB of Trust 2018-3 during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Predecessor securitized a total of $443 UPB through Trust 2018-1 and Trust 2018-2 and a total of $284 UPB from Trust 2016-2 and Trust 2016-3 were called and the related debt was extinguished. Refer to Other Nonrecourse Debt in Note 10, Indebtedness, for additional information.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consists of the following:

	Successor
	March 31, 2019	December 31, 2018
Repurchased HECM loans (exceeds 98% MCA)	$941	$949
HECM related receivables	270	300
Funded borrower draws not yet securitized	114	76
REO-related receivables	24	16
Purchase discount	(95)	(122)
Total unsecuritized interests	$1,254	$1,219

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount (“MCA”) established at origination in accordance with HMBS program guidelines. The Company and the Predecessor repurchased a total of $740 and $1,051 of HECM loans out of GNMA HMBS securitizations during the three months ended March 31, 2019 and 2018, respectively, of which $188 and $229 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively. To the extent a loan is not subject to applicable servicing agreements and assigned to a third party, the loan is either subject to assignment to U.S. Department of Housing and Urban Development (“HUD”), per contractual obligations with GNMA, liquidated via a payoff from the borrower or liquidated via a foreclosure according to the terms of the underlying mortgage.

The Company and the Predecessor also estimate and record an asset for probable recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $16 and $18 for the Company’s reverse loan portfolio at March 31, 2019 and December 31, 2018, respectively.

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

The activity of the reserves for reverse mortgage interests is set forth below.

	Successor	Predecessor
Reserves for reverse mortgage interests	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Balance - beginning of period	$13	$115
Provision	—	26
Write-offs	(5)	(7)
Balance - end of period	$8	$134

Purchase Discount for Reverse Mortgage Interests
In connection with the Merger, the Company recorded the acquired reverse mortgage interests at estimated fair value as of the acquisition date, which resulted in a purchase premium of $42 for participating interests in HMBS, and a purchase discount of $298 for other interest securitized and unsecuritized interests as this population of reverse mortgage interests represents a portion of the portfolio that has more risk of loss attributable to financial and operational exposures related to being serviced through foreclosure and collateral liquidation.

The following table sets forth the activities of the purchase premiums and discounts for reverse mortgage interests.

	Successor
	Three Months Ended March 31, 2019
Purchase premiums and discounts for reverse mortgage interests	Net Premium for Participating Interests in HMBS(1)	Net Discount for Other Interest Securitized(1)	Net Discount for Unsecuritized Interests(1)
Balance - beginning of period	$58	$(100)	$(122)
Adjustments(2)	(16)	(2)	(6)
Utilization of purchase discounts	—	6	22
(Amortization)/Accretion	(14)	(15)	18
Transfers(3)	8	(1)	(7)
Balance - end of period	$36	$(112)	$(95)

(1)	Net position as certain items are in a premium/(discount) position, based on the characteristics of underlying tranches of loans.

(2)
Adjustments to premium/(discount) due to revised cost to service assumption utilized in the valuation of reverse mortgage assets and liabilities acquired from the Merger. See Note 2, Acquisitions for additional information.

(3)	Transfer of premium/(discount) based on the transfer of associated loans between categories based upon the underlying loan characteristics.

In connection with previous reverse mortgage portfolio acquisitions, the Predecessor recorded a purchase discount within unsecuritized interests. The following table sets forth the activities of the purchase discounts for reverse mortgage interests.

Predecessor
Purchase discounts for reverse mortgage interests	Three Months Ended March 31, 2018
Balance - beginning of period	$(89)
Additions	(7)
Accretion	6
Balance - end of period	$(90)

Reverse Mortgage Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans and FHA guidelines. Total interest earned on the Company’s and the Predecessor’s reverse mortgage interests was $82 and $119 for the three months ended March 31, 2019 and 2018, respectively.

6. Mortgage Loans Held for Sale and Investment

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

Mortgage loans held for sale are recorded at fair value as set forth below.

	Successor
	March 31, 2019	December 31, 2018
Mortgage loans held for sale – UPB	$2,077	$1,568
Mark-to-market adjustment(1)	93	63
Total mortgage loans held for sale	$2,170	$1,631

(1)	The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as interest income in the consolidated statements of operations.

The total UPB of mortgage loans held for sale on non-accrual status was as follows:

	Successor
	March 31, 2019		December 31, 2018
Mortgage Loans Held for Sale - UPB	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$26	$23	$45	$42

(1)	Non-accrual includes $22 and $40 of UPB related to Ginnie Mae repurchased loans as of March 31, 2019 and December 31, 2018, respectively.

From time to time, the Company exercises its right to repurchase individual delinquent loans in Ginnie Mae securitization pools to minimize interest spread losses, to re-pool into new Ginnie Mae securitizations or to otherwise sell to third-party investors. During the three months ended March 31, 2019, the Company repurchased $67 of delinquent Ginnie Mae loans and securitized or sold to third-party investors $39 of previously repurchased loans. During the three months ended March 31, 2018, the Predecessor repurchased $68 of delinquent Ginnie Mae loans and securitized or sold to third-party investors $88 of previously repurchased loans.

As of March 31, 2019 and 2018, $43 and $39 of the repurchased loans have re-performed and were held in accrual status, respectively, and remaining balances continue to be held under a nonaccrual status.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $20 and $33 as of March 31, 2019 and December 31, 2018, respectively.

The following table details a roll forward of the change in the account balance of mortgage loans held for sale.

	Successor	Predecessor
Mortgage loans held for sale	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Balance - beginning of period	$1,631	$1,891
Mortgage loans originated and purchased, net of fees(1)	6,252	5,088
Loans sold	(6,088)	(5,649)
Repurchase of loans out of Ginnie Mae securitizations	364	251
Transfer of mortgage loans held for sale to advances/accounts receivable, net related to claims(2)	(3)	(3)
Net transfer of mortgage loans held for sale from REO in other assets(3)	3	8
Changes in fair value	10	(5)
Other purchase-related activities(4)	1	8
Balance - end of period	$2,170	$1,589

(1)
Mortgage loans originated and purchased during the three months ended March 31, 2019 includes $536 of loans held for sale that were acquired from Pacific Union. See Note 2, Acquisitions for further discussion.

(2)	Amounts are comprised of claims made on certain government insured mortgage loans upon completion of the REO sale.

(3)
Net amounts are comprised of REO in the sales process, which are transferred to other assets, and certain government insured mortgage REO, which are transferred from other assets upon completion of the sale so that the claims process can begin.

(4)	Amounts are comprised primarily of non-Ginnie Mae loan purchases and buyouts.

For the three months ended March 31, 2019 and 2018, the Company received proceeds of $6,194 and $5,709, respectively, on the sale of mortgage loans held for sale, resulting in gains of $106 and $60, respectively.

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

Mortgage Loans Held for Investment
The following sets forth the composition of mortgage loans held for investment, net.

	Successor
	March 31, 2019	December 31, 2018
Mortgage loans held for investment, net – UPB	$153	$156
Fair value adjustments	(35)	(37)
Total mortgage loans held for investment at fair value	$118	$119

The total UPB of mortgage loans held for investment on non-accrual status was as follows for the dates indicated.

	Successor
	March 31, 2019		December 31, 2018
Mortgage Loans Held for Investment - UPB	UPB	Fair Value	UPB	Fair Value
Non-accrual	$25	$11	$27	$13

The following table details a roll forward of the change in the account balance of mortgage loans held for investment.

Successor
Mortgage loans held for investment at fair value	March 31, 2019
Balance - beginning of period	$119
Payments received from borrowers	(2)
Changes in fair value	1
Balance - end of period	$118

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was $13 and $15 as of March 31, 2019 and December 31, 2018, respectively.

7. Leases

Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and payables and other liabilities, respectively, on its consolidated balance sheets as of March 31, 2019. The Company does not currently have any significant finance leases in which it is the lessee. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in general and administrative expenses in the consolidated statements of operations. The Company’s leases relate primarily to office space and equipment, with remaining lease terms of generally 1 to 9 years. Certain lease arrangements contain extension options, which typically range from 3 to 5 years, at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. As of March 31, 2019, operating lease ROU assets and liabilities were $133 and $142, respectively.

The table below summarizes the Company’s net lease cost:

Successor
Three Months Ended March 31, 2019
Operating lease cost	$8
Short-term lease cost	1
Sublease income(1)	—
Net lease cost	$9

(1)	Amount is less than $1.

The table below summarizes other information related to Company’s operating leases:

Successor
Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6
Leased assets obtained in exchange for new operating lease liabilities	$127
Weighted-average remaining lease term - operating leases, in years	5.5
Weighted-average discount rate - operating leases	5.0%

Maturities of operating lease liabilities as of March 31, 2019 are as follows:

Year Ending December 31,	Operating Leases
2019(1)	$35
2020	31
2021	25
2022	16
2023	12
2024 and thereafter	31
Total minimum lease payments	150
Less: imputed interest	8
Total lease liabilities	$142

(1)	Excluding the three months ended March 31, 2019.

Finance lease liability was $3 as of March 31, 2019, majority of which matures within a year.

8. Other Assets

Other assets consist of the following:

	Successor
	March 31, 2019	December 31, 2018
Loans subject to repurchase from Ginnie Mae	$774	$266
Accrued revenues	155	145
Right-of-use assets	133	—
Intangible assets	116	117
Goodwill	109	23
Other	291	244
Total other assets	$1,578	$795

Loans Subject to Repurchase Right from Ginnie Mae
Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The amount as of March 31, 2019 includes $510 from Pacific Union.

Accrued Revenues
Accrued revenues are primarily comprised of service fees earned but not received based upon the terms of the Company’s servicing and subservicing agreements.

Right of Use Assets
Right of use assets are recognized for operating leases as a result of adoption of ASC 842. See Note 7, Leases for additional information.

Goodwill and Intangible Assets
The following presents changes in the carrying amount of goodwill for the three months ended March 31, 2019.

Successor
Three Months Ended March 31, 2019
Balance - beginning of period	$23
Additions from acquisitions(1)	31
Measurement period adjustment related to Merger(2)	55
Balance - end of period	$109

(1)
As discussed in Note 2, Acquisitions, the Company recorded goodwill of $29 in connection with the acquisition of Pacific Union. In addition, on February 28, 2019, the Company completed the acquisition of the Seterus mortgage servicing platform and assumed certain assets related thereto from IBM. In connection with this acquisition, the Company recorded $2 in goodwill.

(2)	The Company recorded a total measurement period adjustment of $55 to goodwill in 2019 related to the acquisition of Nationstar. See further discussion in Note 2, Acquisitions

In 2018, the Company recorded goodwill of $10 and $13 in connection with the acquisitions of Nationstar and Assurant Mortgage Solutions, respectively. See further discussion in Note 2, Acquisitions.

In 2019, the Company recorded intangible assets of $11 in connection with the acquisitions of Pacific Union. In 2018, the Company recorded intangible assets of $103 and $24 in connection with the acquisitions of Nationstar and Assurant Mortgage Solutions, respectively. See further discussion in Note 2, Acquisitions.

Other
Other primarily includes derivative financial instruments, prepaid expenses, deposits, real estate owned (REO), tax receivables and non-advance related accounts receivable due from investors. See Note 9, Derivative Financial Instrument, for further details on derivative financial instruments

REO includes $10 and $10 of REO-related receivables with government insurance at March 31, 2019 and December 31, 2018, respectively, limiting loss exposure to the Company and the Predecessor.

9. Derivative Financial Instrument

Derivative instruments utilized by the Company primarily include interest rate lock commitments (“IRLCs”), loan purchase commitments (“LPCs”), forward Mortgage Backed Securities (“MBS”) purchase commitments, Eurodollar and Treasury futures and interest rate swap agreements.

Associated with the Company’s derivatives are $15 and $12 in collateral deposits on derivative instruments recorded in other assets on the Company’s consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the consolidated balance sheets.

The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

		Successor
		March 31, 2019		Three Months Ended March 31, 2019
	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2019	$365	$17.2	$(8.7)
Derivative financial instruments
IRLCs	2019	2,557	68.9	9.1
Forward sales of MBS	2019	410	1.3	(0.5)
LPCs	2019	216	2.0	0.3
Eurodollar futures(1)	2019-2021	7	—	—
Liabilities
Derivative financial instruments
IRLCs(1)	2019	—	—	—
Forward sales of MBS	2019	3,804	21.3	(2.6)
LPCs	2019	52	0.2	(0.2)
Eurodollar futures(1)	2019-2021	13	—	—

		Predecessor
		March 31, 2018		Three Months Ended March 31, 2018
	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2018	$427	$8.9	$8.8
Derivative financial instruments
IRLCs	2018	1,968	57.4	(1.9)
Forward sales of MBS	2018	1,130	5.7	3.3
LPCs	2018	223	1.0	0.1
Treasury futures	2018	331	1.3	(0.6)
Eurodollar futures(1)	2018-2021	30	—	—
Liabilities
Derivative financial instruments
IRLCs(1)	2018	8	—	—
Forward sales of MBS	2018	2,384	7.3	4.5
LPCs	2018	116	0.5	(0.1)
Treasury futures	2018	223	1.2	(0.2)
Eurodollar futures(1)	2020-2021	6	—	—

(1)	Fair values or recorded gains/(losses) of derivative instruments are less than $0.1 for the specified dates.

10. Indebtedness

Notes Payable

					Successor
					March 31, 2019		December 31, 2018
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Nationstar agency advance receivables trust	LIBOR+1.5% to 2.6%	December 2020	Servicing advance receivables	$350	$225	$262	$218	$255
Nationstar mortgage advance receivable trust	LIBOR+1.5% to 6.5%	August 2021	Servicing advance receivables	325	195	265	209	284
MBS servicer advance facility (2014)	LIBOR+2.5%	December 2019	Servicing advance receivables	135	89	160	90	149
Nationstar agency advance financing facility	LIBOR+1.5% to 7.4%	July 2020	Servicing advance receivables	125	69	78	78	89
Advance facilities principal amount					578	$765	595	$777
Unamortized debt issuance costs					—		—
Advance facilities, net					$578		$595

					Successor
					March 31, 2019		December 31, 2018
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral pledged	Outstanding	Collateral pledged
$1,000 warehouse facility	LIBOR+1.6% to 2.5%	September 2019	Mortgage loans or MBS	$1,000	$210	$215	$137	$140
$950 warehouse facility	LIBOR+1.7% to 3.5%	November 2019	Mortgage loans or MBS	950	462	525	560	622
$800 warehouse facility(1)	LIBOR+1.9% to 2.9%	April 2020	Mortgage loans or MBS	800	388	491	464	514
$600 warehouse facility	LIBOR+2.3%	February 2020	Mortgage loans or MBS	600	168	188	151	168
$500 warehouse facility	LIBOR+2.0% to 2.3%	September 2020	Mortgage loans or MBS	500	427	441	290	299
$500 warehouse facility	LIBOR+1.5% to 2.8%	November 2019	Mortgage loans or MBS	500	223	250	220	248
$500 warehouse facility	LIBOR+1.5% to 3.0%	April 2020	Mortgage loans or MBS	500	218	235	187	200
$500 warehouse facility	LIBOR+1.8% to 2.8%	August 2019	Mortgage loans or MBS	500	115	118	119	122
$250 warehouse facility	LIBOR+1.9% to 2.5%	May 2019(2)	Mortgage loans or MBS	250	245	246	—	—
$200 warehouse facility	LIBOR+1.5%	October 2019	Mortgage loans or MBS	200	186	187	—	—
$200 warehouse facility	LIBOR+2.3%	January 2020	Mortgage loans or MBS	200	75	100	103	132
$200 warehouse facility	LIBOR+1.6%	April 2021	Mortgage loans or MBS	200	—	—	18	19
$165 warehouse facility	LIBOR+1.5%	August 2019	Mortgage loans or MBS	165	67	68	—	—
$50 warehouse facility	LIBOR+2.7% to 4.3%	June 2019	Mortgage loans or MBS	50	6	9	—	—
$40 warehouse facility	LIBOR+3.0%	November 2019	Mortgage loans or MBS	40	1	3	1	2
Warehouse facilities principal amount					2,791	3,076	2,250	2,466
MSR
$200 warehouse facility(1)	LIBOR+3.8%	April 2020	Mortgage loans or MBS	200	50	232	—	430
$200 warehouse facility	LIBOR+4.0%	June 2020	Mortgage loans or MBS	200	100	884	100	928
$175 warehouse facility	LIBOR+2.3%	December 2020	Mortgage loans or MBS	175	70	129	—	226
$50 warehouse facility	LIBOR+2.8%	August 2020	Mortgage loans or MBS	50	40	95	—	102
					260	1,340	100	1,686
Warehouse facilities principal amount					3,051	$4,416	2,350	$4,152

Unamortized debt issuance costs					(1)		(1)
Warehouse facilities, net					$3,050		$2,349

Pledged Collateral:
Mortgage loans and mortgage loans held for investment					$2,027	$2,177	$1,528	$1,628
Reverse mortgage interests					764	899	722	838
MSR					260	1,340	100	1,686

(1)	Total capacity amount for this facility is $800 of which $200 is a sublimit for MSR financing.

(2)	This facility was terminated in April 2019.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

	Successor
	March 31, 2019	December 31, 2018
$950 face value, 8.125% interest rate payable semi-annually, due July 2023	$950	$950
$750 face value, 9.125% interest rate payable semi-annually, due July 2026	750	750
$600 face value, 6.500% interest rate payable semi-annually, due July 2021	592	592
$300 face value, 6.500% interest rate payable semi-annually, due June 2022	206	206
Unsecured senior notes principal amount	2,498	2,498
Unamortized debt issuance costs, net of premium, and discount	(37)	(39)
Unsecured senior notes, net	$2,461	$2,459

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

The indentures for the unsecured senior notes provide that the Company may redeem all or a portion of the notes prior to certain fixed dates by paying a make-whole premium plus accrued and unpaid interest, to the redemption dates. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased during the three months ended March 31, 2019. The Predecessor repurchased $16 in principal of outstanding notes during the three months ended March 31, 2018 resulting in a loss of $0.4.

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

As of March 31, 2019, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2019	$—
2020	—
2021	592
2022	206
2023	950
Thereafter	750
Total	$2,498

Other Nonrecourse Debt
Other nonrecourse debt consists of the following:

					Successor
					March 31, 2019	December 31, 2018
	Issue Date	Maturity Date	Class of Note	Securitized Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	—	$—	$5,319	$5,607
Securitization of nonperforming HECM loans
Trust 2017-2	September 2017	September 2027	A, M1, M2	263	207	231
Trust 2018-1	March 2018	March 2028	A, M1, M2, M3, M4, M5	279	252	284
Trust 2018-2	August 2018	August 2028	A, M1, M2, M3, M4, M5	226	213	250
Trust 2018-3	November 2018	November 2028	A, M1, M2, M3, M4, M5	321	312	326
Nonrecourse debt - legacy assets	November 2009	October 2039	A	101	26	29
Other nonrecourse debt principal amount					6,329	6,727
Unamortized debt issuance costs, net of premium, and issuance discount					59	68
Other nonrecourse debt, net					$6,388	$6,795

(1)	Amounts represent the Company’s participating interest in GNMA HMBS securitized portfolios.

Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Company and Predecessor issue HMBS in connection with the securitization of borrower draws and accrued interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a “participating interest”) in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 2.8% to 6.1%.

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

Nonrecourse Debt – Legacy Assets
During November 2009, the Company completed the securitization of approximately $222 of Asset-Backed Securities (“ABS”), which was accounted for as a secured borrowing. This structure resulted in the Company carrying the securitized mortgage loans in its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $156 and $160 at March 31, 2019 and December 31, 2018, respectively. The UPB on the outstanding loans were $26 and $29 at March 31, 2019 and December 31, 2018, respectively, and the carrying value of the nonrecourse debt were $26 and $29, respectively.

Financial Covenants
The Company’s borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. The Company was in compliance with its required financial covenants as of March 31, 2019.

The Company is required to maintain a minimum tangible net worth of at least $682 as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of March 31, 2019, the Company was in compliance with these minimum tangible net worth requirements.

11. Payables and Other Liabilities

Payables and other liabilities consist of the following:

	Successor
	March 31, 2019	December 31, 2018
Loans subject to repurchase from Ginnie Mae	$774	$266
Payables to servicing and subservicing investors	483	494
Operating lease liability	142	—
Payables to GSEs and securitized trusts	57	105
MSR purchases payable including advances	30	182
Other Liabilities	489	496
Total payables and other liabilities	$1,975	$1,543

Loans Subject to Repurchase from Ginnie Mae
See Note 8, Other Assets, for a description of assets and liabilities related to loans subject to repurchase from Ginnie Mae. The amount as of March 31, 2019 includes $510 related to Pacific Union.

Payables to Servicing and Subservicing Investors and Payables to GSEs and Securitized Trusts
Payables to servicing and subservicing investors, GSEs and securitized trusts represent amounts due to investors, GSEs and securitized trusts in connection with loans serviced that are paid from collections of the underlying loans, insurance proceeds or proceeds from property disposal.

Operating lease liabilities
Operating lease liabilities are recognized as a result of adoption of ASC 842. See Note 7, Leases for additional information.

MSR purchases payable including advances
MSR purchases payable including advances represents the amounts owed to the seller in connection with the purchase of MSRs.

Other Liabilities
Other liabilities primarily include accrued bonus and payroll, accrued interest, accrued legal expenses, payable to insurance carriers and insurance cancellation reserves, derivative financial instruments, repurchase reserves, accounts payable and other accrued liabilities. Payables to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third-party investors on liquidated loans. See Note 9, Derivative Financial Instrument, for further details on derivative financial instruments.

	Successor	Predecessor
Repurchase Reserves	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Balance - beginning of period	$8	$9
Provisions(1)	8	1
Releases	—	(1)
Charge-offs	—	—
Balance - end of period	$16	$9

(1)
Provision for the three months ended March 31, 2019 is primarily due to repurchase reserve liability assumed in connection with the acquisition of Pacific Union. See Note 2, Acquisitions for further information.

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of loans underwritten prior to mortgage loan crisis period prior to 2008. The Company believes its reserve balance as of March 31, 2019 is sufficient to cover loss exposure associated with repurchase contingencies.

12. Securitizations and Financings

Variable Interest Entities (VIE)
In the normal course of business, the Company enters into various types of on- and off-balance sheet transactions with special purpose entities (“SPEs”) determined to be VIEs, which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which the Company transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets.

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

	Successor
	March 31, 2019		December 31, 2018
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$98	$49	$70	$63
Reverse mortgage interests, net	—	6,319	—	6,770
Advances and other receivables, net	605	—	628	—
Mortgage loans held for investment, net	117	—	118	—
Other assets	—	—	—	—
Total assets	$820	$6,368	$816	$6,833

Liabilities
Advance facilities(1)	$488	$—	$505	$—
Payables and other liabilities	1	1	1	1
Participating interest financing	—	5,319	—	5,607
HECM Securitizations (HMBS)
Trust 2017-2	—	207	—	231
Trust 2018-1	—	252	—	284
Trust 2018-2	—	213	—	250
Trust 2018-3	—	312	—	326
Nonrecourse debt–legacy assets	26	—	29	—
Total liabilities	$515	$6,304	$535	$6,699

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

	Successor
	March 31, 2019	December 31, 2018
Total collateral balances	$1,811	$1,873
Total certificate balances	$1,757	$1,817

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2019 and December 31, 2018 and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below.

	Successor
Principal Amount of Loans 60 Days or More Past Due	March 31, 2019	December 31, 2018
Unconsolidated securitization trusts	$252	$285

13. Stockholders' Equity

Upon the consummation of the Merger, the Company assumed and adopted the Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan (“2012 Plan”), as may be amended, that offers equity-based awards to certain key employees of the Company, consultants, and non-employee directors.

The equity-based awards include restricted stock units (“RSUs”) granted to employees. These awards are valued at the fair market value of the Company’s common stock on the grant date as defined in the 2012 Plan. During the three months ended March 31, 2019 and 2018, certain employees of the Company and Predecessor were granted 1,873 thousand and 934 thousand RSUs, respectively. The stock awards generally vest in installments of 33.3%, 33.3% and 33.4% respectively on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with the Company during that time or (ii) the participant’s employment has terminated by reason of retirement. In addition, upon death, disability or generally a change in control of the Company, the unvested shares of an award will vest. The value of the stock awards is measured based on the market value of common stock of the Company or its Predecessor on the grant date.

The Company and the Predecessor recorded $4 and $4 of expenses related to equity-based awards during the three months ended March 31, 2019 and 2018, respectively.

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

The following table sets forth the computation of basic and diluted net (loss) income per common share (amounts in millions, except per share amounts).

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net (loss) income attributable to Successor/Predecessor	$(186)	$160
Less: Undistributed earnings attributable to participating stockholders	—	—
Net (loss) income attributable to common stockholders	$(186)	$160

Net (loss) income per common share attributable to Successor/Predecessor:
Basic	$(2.05)	$1.63
Diluted	$(2.05)	$1.61

Weighted average shares of common stock outstanding (in thousands):
Basic	90,828	97,873
Dilutive effect of stock awards	—	1,238
Dilutive effect of participating securities	—	—
Diluted	90,828	99,111

15. Income Taxes

The components of income tax (benefit) expense on continuing operations were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
(Loss) income before income tax expense (benefit)	$(233)	$206

Income tax (benefit) expense	$(47)	$46

Effective tax rate	20.3%	22.4%

For the three months ended March 31, 2019, the effective tax rate differed from the statutory federal rate of 21% primarily due to permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m) and nondeductible meals and entertainment expenses, as well as other recurring items such as the state tax benefit.

For the three months ended March 31, 2018 in the Predecessor period, the effective tax rate differed slightly from the statutory federal rate of 21% primarily due to permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m), favorable discrete adjustments in connection with the remediation of the Company’s uncertain tax position, and other recurring adjustments, such as state tax expense offset by excess tax benefit related to restricted share-based compensation.

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

Mortgage Loans Held for Sale (Level 2) – The Company originates mortgage loans in the U.S. that it intends to sell into Fannie Mae, Freddie Mac and Ginnie Mae (collectively, the “Agencies”) MBS. Additionally, the Company holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. The Company measures newly originated prime residential mortgage loans held for sale at fair value.

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

The Company may also purchase loans out of a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The Company has elected to carry these loans at fair value. See Note 6, Mortgage Loans Held for Sale and Investment, for more information.

Mortgage Loans Held for Investment (Level 3) – Mortgage loans held for investment primarily consist of nonconforming or subprime mortgage loans that were transferred in 2009 from mortgage loans held for sale at fair value and which the Company intends to hold these loans to their maturities. The Company determines the fair value of loans held for investment, on a recurring basis, based on various underlying attributes such as market participants’ views, loan delinquency, recent observable loan pricing and sales for similar loans, individual loan characteristics and internal market evaluation. These internal market evaluations require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. As these fair values are derived from internally developed valuation models, using observable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 6, Mortgage Loans Held for Sale and Investment, for more information.

Mortgage Servicing Rights – Fair Value (Level 3) – The Company estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues, earnings on escrows and costs to service. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities, for more information.

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

Excess Spread Financing (Level 3) – The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, average life, recapture rates and discount rate. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities, for more information.

Mortgage Servicing Rights Financing Liability (Level 3) - The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates and annual advance recovery rates. As these assumptions are derived from internally developed valuation models based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities, for more information.

Participating Interest Financing (Level 2) – The Company estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating that of similar financial instruments. As the prices are derived from both internal models and other observable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. The Predecessor estimated the fair value using a market approach by utilizing the fair value of securities backed by similar participating interests in reverse mortgage loans. The Predecessor classified these valuations as Level 2 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities, and Note 10, Indebtedness, for more information.

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

	Successor
	March 31, 2019
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$2,170.2	$—	$2,170.2	$—
Mortgage loans held for investment(1)	117.8		—	117.8
Mortgage servicing rights(1)	3,481.0	—	—	3,481.0
Derivative financial instruments
IRLCs	68.9	—	68.9	—
Forward MBS trades	1.3	—	1.3	—
LPCs	2.0	—	2.0	—
Eurodollar futures(2)	—	—	—	—
Total assets	$5,841.2	$—	$2,242.4	$3,598.8
Liabilities
Derivative financial instruments
IRLCs(2)	$—	$—	$—	$—
Forward MBS trades	21.3	—	21.3	—
LPCs	0.2	—	0.2	—
Eurodollar futures(2)	—	—	—	—
Mortgage servicing rights financing	33.7	—	—	33.7
Excess spread financing	1,309.2	—	—	1,309.2
Total liabilities	$1,364.4	$—	$21.5	$1,342.9

(1)	Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.

(2)	Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

	Successor
	December 31, 2018
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,630.8	$—	$1,630.8	$—
Mortgage loans held for investment(1)	119.1	—	—	119.1
Forward mortgage servicing rights(1)	3,665.4	—	—	3,665.4
Derivative financial instruments
IRLCs	47.6	—	47.6	—
Forward MBS trades	0.1	—	0.1	—
LPCs	1.7	—	1.7	—
Eurodollar futures(2)	—	—	—	—
Total assets	$5,464.7	$—	$1,680.2	$3,784.5
Liabilities
Derivative financial instruments
Forward MBS trades	$19.3	$—	$19.3	$—
LPCs	0.4	—	0.4	—
Eurodollar futures(2)	—	—	—	—
Mortgage servicing rights financing	31.7	—	—	31.7
Excess spread financing	1,184.4	—	—	1,184.4
Total liabilities	$1,235.8	$—	$19.7	$1,216.1

(1)	Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.

(2)	Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

The table below presents a reconciliation for all of the Company and Predecessor’s Level 3 assets and liabilities measured at fair value on a recurring basis.

	Successor
	Assets		Liabilities
Three Months Ended March 31, 2019	Mortgage servicing rights	Mortgage loans held for investment	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,665	$119	$1,184	$32
Total gains or losses included in earnings	(399)	1	(69)	2
Payments received from borrowers	—	(2)	—	—
Purchases, issuances, sales, repayments and settlements
Purchases	409	—	—	—
Issuances	66	—	245	—
Sales	(260)	—	—	—
Repayments	—	—	(1)	—
Settlements	—	—	(50)	—
Balance - end of period	$3,481	$118	$1,309	$34

	Predecessor
	Assets	Liabilities
Three Months Ended March 31, 2018	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$2,937	$996	$10
Total gains or losses included in earnings	170	50	24
Purchases, issuances, sales, repayments and settlements
Purchases	19	—	—
Issuances	68	—	—
Sales	—	—	—
Repayments	—	—	—
Settlements	—	(45)	—
Balance - end of period	$3,194	$1,001	$34

No transfers were made into or out of Level 3 fair value assets and liabilities for the Company and Predecessor for the three months ended March 31, 2019 and 2018, respectively.

The table below presents a summary of the estimated carrying amount and fair value of the Company’s financial instruments.

	Successor
	March 31, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$181	$181	$—	$—
Restricted cash	339	339	—	—
Advances and other receivables, net	1,147	—	—	1,147
Reverse mortgage interests, net	7,489	—	—	7,501
Mortgage loans held for sale	2,170	—	2,170	—
Mortgage loans held for investment, net	118	—	—	118
Derivative financial instruments	72	—	72	—
Financial liabilities
Unsecured senior notes	2,461	2,516	—	—
Advance facilities	578	—	578	—
Warehouse facilities	3,050	—	3,050	—
Mortgage servicing rights financing liability	34	—	—	34
Excess spread financing	1,309	—	—	1,309
Derivative financial instruments	22	—	22	—
Participating interest financing	5,378	—	—	5,364
HECM Securitization (HMBS)
Trust 2017-1	207	—	—	206
Trust 2017-2	252	—	—	252
Trust 2018-1	213	—	—	212
Trust 2018-2	312	—	—	312
Nonrecourse debt - legacy assets	26	—	—	25

	Successor
	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$242	$242	$—	$—
Restricted cash	319	319	—	—
Advances and other receivables, net	1,194	—	—	1,194
Reverse mortgage interests, net	7,934	—	—	7,942
Mortgage loans held for sale	1,631	—	1,631	—
Mortgage loans held for investment, net	119	—	—	119
Derivative financial instruments	49	—	49	—
Financial liabilities
Unsecured senior notes	2,459	2,451	—	—
Advance facilities	595	—	595	—
Warehouse facilities	2,349	—	2,349	—
Mortgage servicing rights financing liability	32	—	—	32
Excess spread financing	1,184	—	—	1,184
Derivative financial instruments	20	—	20	—
Participating interest financing	5,675	—	—	5,672
HECM Securitization (HMBS)
Trust 2017-2	231	—	—	230
Trust 2018-1	284	—	—	284
Trust 2018-2	250	—	—	249
Trust 2018-3	326	—	—	326
Nonrecourse debt - legacy assets	29	—	—	28

17. Capital Requirements

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

Among the Company’s various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires the Company to maintain a minimum adjusted net worth balance of $829. As of March 31, 2019, the Company was in compliance with its selling and servicing capital requirements.

18. Commitments and Contingencies

Litigation and Regulatory Matters
The Company and its subsidiaries are routinely and currently involved in a significant number of legal proceedings, including, but not limited to, judicial, arbitration, regulatory and governmental proceeds related to matters that arise in connection with the conduct of Company’s business. The legal proceedings are at varying stages of adjudication, arbitration or investigation and are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other numerous laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, National Housing Act, Homeowners Protection Act, Service Member’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, Title 11 of the United States Code (aka the “Bankruptcy Code”), False Claims Act and Making Home Affordable loan modification programs.

In addition, along with others in its industry, the Company is subject to repurchase and indemnification claims and may continue to receive claims in the future, regarding alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts or the servicing of mortgage loans securitizations. The Company is also subject to legal actions or proceedings related to loss sharing and indemnification provisions of its various acquisitions. Certain of the pending or threatened legal proceedings include claims for substantial compensatory, punitive and/or statutory damages or claims for an indeterminate amount of damages.

The Company’s business is also subject to extensive examinations, investigations and reviews by various federal, state and local governmental, regulatory and enforcement agencies. The Company has historically had a number of open investigations with these agencies and that trend continues. The Company is currently the subject of various governmental or regulatory investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices, its financial reporting and other aspects of its businesses. These matters include investigations by the Consumer Financial Protection Bureau (the “CFPB”), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the Office of the Special Inspector General for the Troubled Asset Relief Program, the U.S. Department of Housing and Urban Development, the multi-state committee of mortgage banking regulators and various State Attorneys General. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements, and possibly result in remedies including fines, penalties, restitution, or alterations in the Company’s business practices, and in additional expenses and collateral costs. Responding to these matters requires the Company to devote substantial resources, resulting in higher costs and lower net cash flows.

For example, the Company continues to progress towards resolution of certain legacy regulatory matters involving examination findings for alleged violations of certain laws related to the Company’s business practices. The Company has been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigations. The Company is continuing to cooperate with all parties. In connection with these discussions, the Company previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of March 31, 2019. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations.

Further, on April 24, 2018, the CFPB notified Nationstar that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against the Company, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The CFPB may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations. The Company has not recorded an accrual related to this matter as of March 31, 2019 because it does not believe that the possible loss or range of loss arising from any such action is estimable. The Company is continuing to cooperate with the CFPB.

Similarly, the Company is in discussions with the Executive Office of the United States Trustees concerning certain legacy issues with respect to bankruptcy servicing practices.  In connection with these discussions, the Company is undertaking certain voluntary remediation activities with respect to loans at issue in these matters. While the Company and the Executive Office of the United States Trustees are engaged in discussions to potentially resolve these issues, there is no guarantee a resolution will occur.  Moreover, if the discussions do not result in a resolution, the Executive Office of the United States Trustees may seek redress through litigation or other proceedings and seek injunctive relief, damages and restitution in addition to the remediation activities, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations. However, the Company believes it is premature to predict the potential outcome or to estimate the financial impact to the Company in connection with any potential action or settlement arising from this matter, including the voluntary remediation activities undertaken and to be undertaken by the Company.

In addition, the Company is a defendant in a class action proceeding originally filed in state court in March 2012 and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures the Company took, as loan servicer, after the borrowers defaulted and the Company’s vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. On July 25, 2018, the Company entered into a settlement agreement to resolve this matter. The parties are currently seeking approval of the final settlement from the court. The Company is pursuing reimbursement of the settlement payment from the owners of the loans it serviced, but there can be no assurance that the Company would prevail with any claims for reimbursement.

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

The Company is also a defendant in a proceeding filed on October 23, 2015 in the U.S. District Court for the Central District of California under the caption Alfred Zaklit and Jessy Zaklit, individually and on behalf of all others similarly situated v. Nationstar Mortgage LLC et al. The plaintiff alleges that the Company improperly recorded telephone calls without the knowledge or consent of borrowers in violation of the California Penal Code. On July 24, 2017, the court certified a class comprised of California borrowers who, from October 2014 to May 2016, participated in outbound telephone conversations with the Company’s employees who recorded the conversations without first informing the borrowers that the conversations were being recorded. The class seeks statutory damages and attorney’s fees. On September 10, 2018, the Company reached an agreement in principal to settle this matter, and the parties are currently seeking approval of the settlement from the court.

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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company and Predecessor, which includes legal settlements and the fees paid to external legal service providers, of $11 and $4 for the three months ended March 31, 2019 and 2018, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $14 to $36 in excess of the accrued liability (if any) related to those matters as of March 31, 2019. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

In the Company’s experience, legal proceedings are inherently unpredictable. One or more of the following factors frequently contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental investigations and inquiries, the possibility of fines and penalties); the matter presents meaningful legal uncertainties, including novel issues of law; the Company has not engaged in meaningful settlement discussions; discovery has not started or is not complete; there are significant facts in dispute; predicting possible outcomes depends on making assumptions about future decisions of courts or governmental or regulatory bodies or the behavior of other parties; and there are a large number of parties named as defendants (including where it is uncertain how damages or liability, if any, will be shared among multiple defendants). Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for the Company to estimate losses or ranges of losses that is reasonably possible the Company could incur.

Based on current knowledge, and after consultation with counsel, management believes that the current legal accrued liability within payables and accrued liabilities, is appropriate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending, on among other things, the level of the Company’s revenues or income for such period. However, in the event of significant developments on existing cases, it is possible that the ultimate resolution, if unfavorable, may be material to the Company’s consolidated financial statements.

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables and reverse mortgage interests represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of March 31, 2019, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted at this time.

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

The Company and the Predecessor had certain reverse MSRs, reverse MSLs and reverse mortgage loans related to approximately $27,014 and $28,415 of UPB in reverse mortgage loans as of March 31, 2019 and December 31, 2018, respectively. As servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers’ draws to the loan customers as required in accordance with the loan agreement. As of March 31, 2019 and December 31, 2018, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $3,005 and $3,128, respectively. Upon funding any portion of these draws, the Company and the Predecessor expect to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

19. Business Segment Reporting

Upon consummation of the Merger with Nationstar, the Company has identified four reportable segments: Servicing, Originations, Xome and Corporate and other. The Company’s segments are based upon the Company’s organizational structure, which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on the actual cost of services performed based on direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions. Facility costs are allocated to individual segments based on cost per headcount for specific facilities utilized. Group insurance costs are allocated to individual segments based on global cost per headcount. Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to Company’s operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.

The following tables present financial information by segment.

	Successor
	Three Months Ended March 31, 2019
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$8	$15	$96	$(35)	$84	$—	$84
Net gain on mortgage loans held for sale	—	131	—	35	166	—	166
Total revenues	8	146	96	—	250	—	250
Total Expenses	195	104	99	—	398	45	443
Other income (expenses)
Interest income	115	17	—	—	132	2	134
Interest expense	(114)	(18)	—	—	(132)	(57)	(189)
Other	—	4	11	—	15	—	15
Total Other Income (Expenses), Net	1	3	11	—	15	(55)	(40)
(Loss) income before income tax (benefit) expense	$(186)	$45	$8	$—	$(133)	$(100)	$(233)
Depreciation and amortization for property and equipment and intangible assets	$4	$3	$4	$—	$11	$10	$21
Total assets	$13,642	$4,865	$502	$(4,100)	$14,909	$2,737	$17,646

	Predecessor
	Three Months Ended March 31, 2018
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$395	$15	$65	$(11)	$464	$—	$464
Net gain on mortgage loans held for sale	—	113	—	11	124	—	124
Total revenues	395	128	65	—	588	—	588
Total Expenses	182	109	52	—	343	21	364
Other income (expenses)
Interest income	126	15	—	—	141	4	145
Interest expense	(118)	(15)	—	—	(133)	(38)	(171)
Other	(1)	—	9	—	8	—	8
Total Other Income (Expenses), Net	7	—	9	—	16	(34)	(18)
Income (loss) before income tax expense (benefit)	$220	$19	$22	$—	$261	$(55)	$206
Depreciation and amortization for property and equipment and intangible assets	$7	$3	$3	$—	$13	$2	$15
Total assets	$15,224	$4,710	$413	$(3,302)	$17,045	$819	$17,864

20. Guarantor Financial Statement Information

As of March 31, 2019, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the “Issuer”), both wholly-owned subsidiaries of the Company, have issued a 6.500% unsecured senior notes due July 2021 with an outstanding aggregate principal amount of $592 and a 6.500% unsecured senior notes due June 2022 with an outstanding aggregate principal amount of $206 (collectively, the “unsecured senior notes”). The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries 100% are owned by Nationstar Mortgage LLC. The Company and its three wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of the Company, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.

In the condensed consolidating financial statements presented below, the Company allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

(1)	Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

MR. COOPER GROUP INC. CONSOLIDATING BALANCE SHEET MARCH 31, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$151	$1	$29	$—	$181
Restricted cash	—	191	—	148	—	339
Mortgage servicing rights	—	3,460	—	28	—	3,488
Advances and other receivables, net	—	1,147	—	—	—	1,147
Reverse mortgage interests, net	—	6,427	—	1,062	—	7,489
Mortgage loans held for sale at fair value	—	2,170	—	—	—	2,170
Mortgage loans held for investment at fair value	—	1	—	117	—	118
Property and equipment, net	—	99	—	13	—	112
Deferred tax asset, net	984	38	—	2	—	1,024
Other assets	—	1,435	204	601	(662)	1,578
Investment in subsidiaries	2,602	609	—	—	(3,211)	—
Total assets	$3,586	$15,728	$205	$2,000	$(3,873)	$17,646

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$1,662	$799	$—	$—	$—	$2,461
Advance facilities, net	—	89	—	489	—	578
Warehouse facilities, net	—	3,050	—	—	—	3,050
Payables and accrued liabilities	22	1,870	2	81	—	1,975
MSR related liabilities - nonrecourse at fair value	—	1,326	—	17	—	1,343
Mortgage servicing liabilities	—	90	—	—	—	90
Other nonrecourse debt, net	—	5,381	—	1,007	—	6,388
Payables to affiliates	141	521	—	—	(662)	—
Total liabilities	1,825	13,126	2	1,594	(662)	15,885
Total stockholders’ equity	1,761	2,602	203	406	(3,211)	1,761
Total liabilities and stockholders’ equity	$3,586	$15,728	$205	$2,000	$(3,873)	$17,646

(1)	Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$(19)	$6	$97	$—	$84
Net gain on mortgage loans held for sale	—	166	—	—	—	166
Total revenues	—	147	6	97	—	250
Expenses:
Salaries, wages benefits	—	174	1	40	—	215
General and administrative	—	165	1	62	—	228
Total expenses	—	339	2	102	—	443
Other income (expenses):
Interest income	—	118	—	16	—	134
Interest expense	(38)	(134)	—	(17)	—	(189)
Other income (expenses)	—	4	—	11	—	15
Gain (loss) from subsidiaries	(148)	9	—	—	139	—
Total other income (expenses), net	(186)	(3)	—	10	139	(40)
(Loss) income before income tax expense (benefit)	(186)	(195)	4	5	139	(233)
Less: Income tax (benefit) expense	—	(47)	—	—	—	(47)
Net (loss) income	(186)	(148)	4	5	139	(186)
Less: Net (loss) income attributable to non-controlling interests	—	—	—	—	—	—
Net (loss) income attributable to Mr. Cooper	$(186)	$(148)	$4	$5	$139	$(186)

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD MARCH 31, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net (loss) income attributable to Mr. Cooper	$(186)	$(148)	$4	$5	$139	$(186)
Adjustments to reconcile net (loss) income to net cash attributable to operating activities:
Deferred tax benefit	(21)	(26)	—	—	—	(47)
(Gain) loss from subsidiaries	148	(9)	—	—	(139)	—
Net gain on mortgage loans held for sale	—	(166)	—	—	—	(166)
Interest income on reverse mortgage loan	—	(82)	—	—	—	(82)
Provision for servicing reserves	—	11	—	—	—	11
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	375	—	4	—	379
Fair value changes in excess spread financing	—	(67)	—	(2)	—	(69)
Fair value changes in mortgage servicing rights financing liability	—	2	—	—	—	2
Fair value changes in mortgage loans held for investment	—	—	—	(1)	—	(1)
Amortization of premiums, net of discount accretion	2	—	—	—	—	2
Depreciation and amortization for property and equipment and intangible assets	—	17	—	4	—	21
Share-based compensation	—	3	—	1	—	4
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(364)	—	—	—	(364)
Mortgage loans originated and purchased for sale, net of fees	—	(5,717)	—	—	—	(5,717)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	6,195	—	2	—	6,197
Changes in assets and liabilities:
Advances and other receivables	—	120	—	—	—	120
Reverse mortgage interests	—	514	—	100	—	614
Other assets	—	(229)	(5)	18	—	(216)
Payables and accrued liabilities	57	(268)	1	(7)	—	(217)
Net cash attributable to operating activities	—	161	—	124	—	285

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD MARCH 31, 2019 (Continued)

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Acquisition, net of cash acquired	—	(85)	—	—	—	(85)
Property and equipment additions, net of disposals	—	(8)	—	(2)	—	(10)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(130)	—	—	—	(130)
Proceeds on sale of forward and reverse mortgage servicing rights	—	243	—	—	—	243
Net cash attributable to investing activities	—	20	—	(2)	—	18
Financing Activities
Increase (decrease) in warehouse facilities	—	307	—	—	—	307
Decrease in advance facilities	—	(14)	—	(16)	—	(30)
Repayment of notes payable	—	(294)	—	—	—	(294)
Proceeds from sale of HECM securitizations	—	—	—	20	—	20
Repayment of HECM securitizations	—	—	—	(127)	—	(127)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	86	—	—	—	86
Repayment of participating interest financing in reverse mortgage interests	—	(494)	—	—	—	(494)
Proceeds from issuance of excess spread financing	—	245	—	—	—	245
Settlement of excess spread financing	—	(50)	—	—	—	(50)
Repayment of nonrecourse debt - legacy assets	—	—	—	(3)	—	(3)
Repayment of finance lease liability	—	(1)	—	—	—	(1)
Surrender of shares relating to stock vesting	—	(2)	—	—	—	(2)
Debt financing costs	—	(1)	—	—	—	(1)
Net cash attributable to financing activities	—	(218)	—	(126)	—	(344)
Net decrease in cash, cash equivalents, and restricted cash	—	(37)	—	(4)	—	(41)
Cash, cash equivalents, and restricted cash - beginning of period	—	379	1	181	—	561
Cash, cash equivalents, and restricted cash - end of period	$—	$342	$1	$177	$—	$520

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2018

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$193	$1	$48	$—	$242
Restricted cash	—	186	—	133	—	319
Mortgage servicing rights	—	3,644	—	32	—	3,676
Advances and other receivables, net	—	1,194	—	—	—	1,194
Reverse mortgage interests, net	—	6,770	—	1,164	—	7,934
Mortgage loans held for sale at fair value	—	1,631	—	—	—	1,631
Mortgage loans held for investment at fair value	—	1	—	118	—	119
Property and equipment, net	—	84	—	12	—	96
Deferred tax asset, net	973	—	—	(6)	—	967
Other assets	—	660	202	621	(688)	795
Investment in subsidiaries	2,820	601	—	—	(3,421)	—
Total assets	$3,793	$14,964	$203	$2,122	$(4,109)	$16,973

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$1,660	$799	$—	$—	$—	$2,459
Advance facilities, net	—	90	—	505	—	595
Warehouse facilities, net	—	2,349	—	—	—	2,349
Payables and accrued liabilities	49	1,413	1	80	—	1,543
MSR related liabilities - nonrecourse at fair value	—	1,197	—	19	—	1,216
Mortgage servicing liabilities	—	71	—	—	—	71
Other nonrecourse debt, net	—	5,676	—	1,119	—	6,795
Payables to affiliates	139	549	—	—	(688)	—
Total liabilities	1,848	12,144	1	1,723	(688)	15,028
Total stockholders’ equity	1,945	2,820	202	399	(3,421)	1,945
Total liabilities and stockholders’ equity	$3,793	$14,964	$203	$2,122	$(4,109)	$16,973

(1)	Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$390	$6	$68	$—	$464
Net gain on mortgage loans held for sale	—	124	—	—	—	124
Total Revenues	—	514	6	68	—	588
Expenses:
Salaries, wages and benefits	—	152	1	27	—	180
General and administrative	—	156	1	27	—	184
Total expenses	—	308	2	54	—	364
Other income (expenses):
Interest income	—	131	—	14	—	145
Interest expense	—	(162)	—	(9)	—	(171)
Other expense	—	(1)	—	9	—	8
Gain (loss) from subsidiaries	160	32	—	—	(192)	—
Total other income (expenses), net	160	—	—	14	(192)	(18)
Income (loss) before income tax expense (benefit)	160	206	4	28	(192)	206
Less: Income tax expense	—	46	—	—	—	46
Net income (loss)	160	160	4	28	(192)	160
Less: net income attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$160	$160	$4	$28	$(192)	$160

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$160	$160	$4	$28	$(192)	$160
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Deferred income tax expense	—	30	—	—	—	30
(Gain) loss from subsidiaries	(160)	(32)	—	—	192	—
Net gain on mortgage loans held for sale	—	(124)	—	—	—	(124)
Reverse mortgage loan interest income	—	(119)	—	—	—	(119)
(Gain) loss on sale of assets	—	—	—	(9)	—	(9)
Provision for servicing reserves	—	38	—	—	—	38
Fair value changes and amortization of mortgage servicing rights	—	(178)	—	—	—	(178)
Fair value changes in excess spread financing	—	49	—	1	—	50
Fair value changes in mortgage servicing rights financing liability	—	24	—	—	—	24
Amortization of premiums, net of discount accretion	—	4	—	(1)	—	3
Depreciation and amortization for property and equipment and intangible assets	—	12	—	3	—	15
Share-based compensation	—	3	—	1	—	4
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(251)	—	—	—	(251)
Mortgage loans originated and purchased for sale, net of fees	—	(5,096)	—	—	—	(5,096)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	5,709	—	4	—	5,713
Changes in assets and liabilities:
Advances and other receivables	—	270	—	—	—	270
Reverse mortgage interests	—	443	—	(61)	—	382
Other assets	4	(146)	(5)	201	—	54
Payables and accrued liabilities	—	(27)	1	(3)	—	(29)
Net cash attributable to operating activities	4	769	—	164	—	937

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2018 (Continued)

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(14)	—	(2)	—	(16)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(11)	—	(6)	—	(17)
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	—	(1)	—	—	—	(1)
Proceeds on sale of assets	—	—	—	13	—	13
Net cash attributable to investing activities	—	(26)	—	5	—	(21)
Financing Activities
Increase in warehouse facilities	—	(125)	—	—	—	(125)
Decrease in advance facilities	—	(16)	—	(277)	—	(293)
Proceeds from issuance of HECM securitizations	—	—	—	443	—	443
Repayment of HECM securitizations	—	—	—	(317)	—	(317)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	90	—	—	—	90
Repayment of participating interest financing in reverse mortgage interests	—	(664)	—	—	—	(664)
Settlement of excess spread financing	—	(45)	—	—	—	(45)
Repayment of nonrecourse debt - legacy assets	—	—	—	(3)	—	(3)
Repurchase of unsecured senior notes	—	(16)	—	—	—	(16)
Surrender of shares relating to stock vesting	(4)	—	—	—	—	(4)
Debt financing costs	—	(5)	—	—	—	(5)
Net cash attributable to financing activities	(4)	(781)	—	(154)	—	(939)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(38)	—	15	—	(23)
Cash, cash equivalents, and restricted cash - beginning of period	—	423	1	151	—	575
Cash, cash equivalents, and restricted cash - end of period	$—	$385	$1	$166	$—	$552

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

21. Transactions with Affiliates

Nationstar previously entered into arrangements with Fortress Investment Group (“Fortress”), its subsidiaries managed funds, or affiliates for purposes of financing the Company’s MSR acquisitions and performing services as a subservicer. Prior to the Merger with Nationstar on July 31, 2018, an affiliate of Fortress held a majority of the outstanding common shares of the Predecessor. Subsequent to the Merger, Fortress is no longer an affiliate of the Company. Refer to Note 2, Acquisitions, for additional information. The following summarizes the Predecessor’s transactions with affiliates of Fortress prior to the Merger on July, 31 2018.

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

The fees paid to New Residential Entity by the Predecessor totaled $53 during the three months ended March 31, 2018, which were recorded as a reduction to servicing fee revenue, net.

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

The Predecessor did not enter into any additional supplemental agreements with these affiliates in 2018.

Subservicing and Servicing
In January 2017, the Predecessor entered into a subservicing agreement with a subsidiary of New Residential. The Predecessor earned $19 of subservicing fees and other subservicing revenues during the three months ended March 31, 2018.

In May 2014, the Predecessor entered into a servicing arrangement with New Residential whereby the Predecessor services residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. For the three months ended March 31, 2018, the Predecessor recognized approximately $1 related to these service arrangements.

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

A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to maintain or grow our originations volume and profitability;

•	our ability to recapture voluntary prepayments related to our existing servicing portfolio;

•	our shift in the mix of our servicing portfolio to subservicing, which is highly concentrated;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient liquidity and capital to operate our business;

•	changes in prevailing interest rates;

•	our ability to finance and recover costs of our reverse servicing operations;

•	our ability to successfully implement our strategic initiatives;

•	our ability to realize anticipated benefits of the Merger and other acquisitions, including Pacific Union, AMS, and Seterus;

•	our ability to use net operating loss carryforwards and other tax attributes;

•	changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	Xome’s ability to compete in highly competitive markets;

•	our ability to pay down debt;

•	our ability to manage legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs;

•	our ability to prevent cyber intrusions and mitigate cyber risks; and

•	our ability to maintain our licenses and other regulatory approvals.

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information on these and other risk factors affecting us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion contains, in addition to the historical information, forward-looking statements that include risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated by such statements.

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

Servicing: Expansion of Servicing and Subservicing
Our Servicing segment expanded its servicing portfolio by 15% in the first quarter of 2019 largely due to the acquisition of Pacific Union and execution of a subservicing contract for $42 billion UPB in mortgages. As of March 31, 2019, we serviced 3.8 million customers with an outstanding UPB of $632 billion.

Originations: Channel Growth and Acquisition of Pacific Union Financial, LLC
Our Originations segment significantly grew our correspondent and direct-to-consumer channels in the first quarter of 2019 and also added a wholesale channel through the acquisition of Pacific Union.

Xome: AMS Integration, Client Relationships and Innovation
Xome made significant progress in the first quarter of 2019 on the integration and turn around of the operational and financial performance of the four AMS businesses which we acquired in the third quarter of 2018. In addition, Xome focused on growing client wallet share and on developing next generation solutions to help transform the customer experience and portfolio performance achieved and offered by our clients to help them grow and become more successful in the future.

First Quarter 2019 Highlights

Major highlights for the three months ended March 31, 2019 include the following:

•	Boarded $110,124 UPB comprised of $45,590 UPB of forward MSR and $64,534 UPB of subservicing

•	Provided 9,590 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership

•	Maintained a low delinquency rate, measured as loans that are 60 or more days behind in payment, at 2.4%

•	Funded 27,294 loans totaling $5,716 which included $2,143 related to retaining customers in our servicing portfolio

•	Achieved recapture rate of 27.5%

•	Sold 2,421 properties and completed 379,585 of Xome service orders

•	Completed acquisition of Pacific Union, which allowed us to expand our servicing portfolio and increase our mortgage lending volume and capabilities

•
Completed the acquisition of the Seterus mortgage servicing platform and assumed certain assets related thereto from IBM (“Seterus acquisition). In connection with Seterus acquisition, we entered into a subservicing contract for $42 billion in mortgages

Liquidity and Capital Resources
We recorded cash and cash equivalents on hand of $181 and total stockholders’ equity of $1,761 as of March 31, 2019. As of March 31, 2019, we had $1,340 collateral pledged against the MSR facilities, of which we could borrow up to $297. During the three months ended March 31, 2019, operating activities provided cash totaling $285. We continue to maintain a capital position with ratios exceeding current regulatory guidelines and believe we have sufficient liquidity to conduct our business. We closely monitor our liquidity position and ongoing funding requirements and regularly monitor and project cash flows to minimize liquidity risk.

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

We have sufficient borrowing capacity to support our operations. As of March 31, 2019, total available borrowing capacity is $7,815, of which $4,186 is unused.

RESULTS OF OPERATIONS

Basis of Presentation
“Predecessor” and “Successor” in the MD&A relates to Nationstar and Mr. Cooper, respectively. The financial results for the three months ended March 31, 2018 reflect the results of the Predecessor entity. The financial results for the three months ended March 31, 2019 reflect the results of the Successor entity. The financial results in each case are presented under GAAP.

Consolidated and Segment Results

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor	Predecessor
Table 1. Consolidated Operations	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Revenues - operational	$543	$436	$107	25%
Revenues - Mark-to-market	(293)	152	(445)	(293)%
Total revenues	250	588	(338)	(57)%
Expenses	443	364	79	22%
Other income (expenses), net	(40)	(18)	(22)	122%
(Loss) income before income tax (benefit) expense	(233)	206	(439)	(213)%
Less: Income tax (benefit) expense	(47)	46	(93)	(202)%
Net (loss) income	(186)	160	(346)	(216)%
Less: Net (loss) income attributable to non-controlling interests	—	—	—	—%
Net (loss) income attributable to Successor/Predecessor	$(186)	$160	$(346)	(216)%

Effective tax rate(1)	20.3%	22.4%

Income (loss) before income tax expense by operating and non-operating segments:
Servicing	$(186)	$220	$(406)	(185)%
Originations	45	19	26	137%
Xome	8	22	(14)	(64)%
Corporate and other	(100)	(55)	(45)	82%
Consolidated (loss) income before income tax (benefit) expense	$(233)	$206	$(439)	(213)%

(1)	Effective tax rate is calculated using whole numbers.

We incurred a total net loss before income tax of $233 during the three months ended March 31, 2019 whereas the Predecessor generated total income before income expense of $206 during the same period in 2018. The net loss in 2019 was primarily due to unfavorable mark-to-market (“MTM”) of $293 driven by declining interest rates when compared with a favorable MTM of $152 in 2018. Consolidated expenses increased during the three months ended March 31, 2019 compared to the same period in 2018 largely driven by the acquisitions of Pacific Union and Seterus in 2019, as well Xome’s acquisition of AMS in August 2018.

Total revenues decreased primarily driven by unfavorable MTM revenue adjustments associated with the declining interest rate environment in 2019. Both operational revenue and expenses increased due to the acquisition of Pacific Union in 2019, as well Xome’s acquisition of AMS in August 2018. Total other income (expenses), net, increased during the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to an increase in interest expense in our Corporate segment in 2019 as a result of a higher debt balance and higher interest rates related to unsecured senior notes.

We had an income tax benefit for the three months ended March 31, 2019. For the same period ended in 2018, the Predecessor had an income tax expense. The effective tax rates for the three months ended March 31, 2019 was 20.3%, as compared to the effective tax rate of 22.4% for the three months ended March 31, 2018. The decreased rate is primarily attributable to the tax effect of permanent differences.

Segment Results

The Company’s segments are based upon the Company’s organizational structure, which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on the actual cost of services performed based on direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions. Facility costs are allocated to individual segments based on cost per headcount for specific facilities utilized. Group insurance costs are allocated to individual segments based on global cost per headcount. Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.

Servicing Segment

We service both forward and reverse mortgage loan portfolios. Our forward loan portfolios include loans for which we own the legal title to the servicing rights and loans where we act as the subservicer for which title to the servicing rights is owned by third parties. Our Mr. Cooper and Champion Mortgage® brands together service approximately 3.8 million customers with an outstanding principal balance of approximately $632 billion. As of March 31, 2019, the outstanding principal balance consisted of approximately $605 billion in forward loan portfolios, of which $301 billion was subservicing, and $27 billion in reverse servicing.

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

Reverse Servicing - Although we do not originate reverse mortgage loans, we service acquired reverse mortgage portfolios. An MSR or MSL is recorded for acquired servicing rights associated with unsecuritized portfolios. We also service reverse mortgage portfolios that have been securitized into GNMA securities. The total amounts of the securitized loan assets and related financing liabilities are recorded within the consolidated financial statements as reverse mortgage interests and nonrecourse debt because the securitization transactions do not qualify for sale accounting treatment. Reverse MSRs and MSLs are recorded at fair value upon acquisition and carried at amortized cost in subsequent periods. We earn servicing fee income on all reverse mortgages. Fees associated with reverse MSRs and MSLs are recorded in servicing revenue, whereas fees associated with reverse mortgage interests are recorded in interest income. The interest income accrued for reverse mortgage HECM loans and the interest expense accrued for the respective HMBS are recorded in other income (expense). Accretion of the purchase price discount on certain portfolios is recorded in other income (expense).

The following tables set forth the results of operations for the Servicing segment.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor	Predecessor
Table 2. Servicing Operations	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Revenues
Operational	$324	$291	$33	11%
Amortization	(23)	(48)	25	52%
Mark-to-market	(293)	152	(445)	293%
Total revenues	8	395	(387)	(98)%
Expenses	195	182	13	7%
Total other income (expenses), net	1	7	(6)	(86)%
Income before income tax expense	$(186)	$220	$(406)	(185)%

For the three months ended March 31, 2019, total revenues decreased compared to the same period in 2018 primarily due to unfavorable mark-to-market revenues partially offset by an increase in operational revenues and lower amortization. The change in the mark-to-market revenue was primarily due to the lower interest rate environment for the three months ended March 31, 2019 when compared to the same period in 2018. The increase in the operational revenues was primarily due to an increase in base servicing and subservicing fees and other ancillary revenues. Base servicing and subservicing fees increased compared to the same period in 2018 primarily due to the increase in the forward and subservicing portfolios largely driven by the acquisitions of Pacific Union and Seterus, along with continued growth in subservicing clients’ portfolios. The increase in other ancillary revenues was primarily due to a gain from the execution of a clean-up call option on a reverse mortgage loan trust. Partially offsetting the increase in servicing and subservicing fees and other ancillary revenues was a decrease in incentive fees, late fees and modification fees revenues, primarily driven by lower delinquency rates. Amortization for the three months ended March 31, 2019 decreased primarily due to the amortization of our reverse MSL that was recorded in connection with the Merger and the remaining change in amortization was a result of an increase in excess spread accretion. Other income (expense), net, decreased primarily due to a decline in interest income, as a result of the decline in reverse mortgage interest primarily associated with portfolio run-off, and an increase in interest expense on financing vehicles.

Expenses for the three months ended March 31, 2019 increased compared to the same period in 2018 primarily due to an increase in salaries, wages and benefits from an increase in headcount in connection with growth in the servicing portfolio largely driven by the Pacific Union and Seterus acquisitions.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others.

	Successor	Predecessor
Table 3. Forward Servicing and Subservicing Portfolio UPB Rollforward	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Balance - beginning of period	$519,367	$473,256
Additions:
Originations	5,295	5,088
Acquisitions	97,811	6,149
Deductions:
Dispositions	(1,251)	(54)
Principal reductions and other	(5,145)	(4,935)
Voluntary reductions(1)	(10,272)	(11,663)
Involuntary reductions(2)	(857)	(1,345)
Net changes in loans serviced by others	(65)	(95)
Balance - end of period	$604,883	$466,401

(1)	Voluntary reductions are related to loan payoffs by customers.

(2)	Involuntary reductions refer to loan chargeoffs.

During the three months ended March 31, 2019, our forward servicing and subservicing portfolio UPB increased primarily due to increased boarding of loans generated from the acquisitions and portfolio growth from our subservicing clients. The Predecessor’s forward servicing and subservicing portfolio UPB for the three months ended March 31, 2018 decreased due to loan run-off and reductions out-pacing the boarding of loans generated from originations and acquisitions. The increase in dispositions was a result of an increase in our loan sales driven by revenue optimization in our origination channel.

The following tables provide the composition of revenues for the Servicing segment.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor		Predecessor
Table 4. Servicing - Revenues	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018		$ Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$240	17	$219	17	$21	—	10%	—%
Modification fees(2)	3	—	7	1	(4)	(1)	(57)%	(100)%
Incentive fees(2)	1	—	7	1	(6)	(1)	(86)%	(100)%
Late payment fees(2)	19	2	20	1	(1)	1	(5)%	100%
Other ancillary revenues(2)	48	3	27	2	21	1	78%	50%
Total forward MSR operational revenue	311	22	280	22	31	—	11%	—%
Base subservicing fees and other subservicing revenue(2)	52	4	37	3	15	1	41%	33%
Reverse servicing fees	9	—	19	1	(10)	(1)	(53)%	(100)%
Total servicing fee revenue	372	26	336	26	36	—	11%	—%
MSR financing liability costs	(12)	(1)	(15)	(1)	3	—	(20)%	—%
Excess spread costs - principal	(36)	(2)	(30)	(2)	(6)	—	20%	—%
Total operational revenue	324	23	291	23	33	—	11%	—%
Amortization
Forward MSR amortization	(79)	(6)	(78)	(6)	(1)	—	(1)%	—%
Excess spread accretion	36	3	30	2	6	1	20%	50%
Reverse MSL accretion	18	1	—	—	18	1	100%	100%
Reverse MSR amortization	2	—	—	—	2	—	100%	—%
Total amortization	(23)	(2)	(48)	(4)	25	2	52%	50%
Mark-to-Market Adjustments
MSR MTM(3)	(360)	(25)	226	18	(586)	(43)	(259)%	(239)%
Excess spread / financing MTM	67	5	(74)	(6)	141	11	(191)%	(183)%
Total MTM adjustments	(293)	(20)	152	12	(445)	(32)	(293)%	(267)%
Total revenues - Servicing	$8	1	$395	31	$(387)	(34)	(98)%	(110)%

(1)	Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

(2)	Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.

(3)
The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $11 for the three months ended March 31, 2019. The impact of negative modeled cash flows for the Predecessor was $18 for the three months ended March 31, 2018.

Forward - Due to the increase of the forward MSR portfolio’s UPB, base servicing fee revenue and servicing fees per total average UPB increased for the three months ended March 31, 2019 as compared to the same period in 2018. The improvement in delinquency rates as of March 31, 2019 contributed to the decrease in modification fees and late payment fees. Other ancillary revenues increased primarily due to a gain from the execution of a clean-up call option on a reverse mortgage loan trust, as we were the master servicer and holder of clean-up call rights.

MSR prepayment and scheduled amortization increased for the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to higher average MSR UPB.

Total MTM adjustments declined in the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to the lower interest rate environment during 2019.

Subservicing - Subservicing fees increased for the three months ended March 31, 2019 as compared to the same period in 2018, due to significant growth in the subservicing portfolio UPB.

Reverse - Servicing fees on reverse mortgage portfolios for the three months ended March 31, 2019 decreased as compared to the same period in 2018 primarily due to the decline in the reverse mortgage portfolio.

	Successor	Predecessor
Table 5. Servicing Portfolio - Unpaid Principal Balances	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Average UPB:
Forward MSRs	$308,984	$281,711
Subservicing and other(1)	239,468	188,259
Reverse portfolio	27,472	34,428
Total average UPB	$575,924	$504,398

	Successor	Predecessor
	March 31, 2019	March 31, 2018
Ending UPB:
Forward MSRs
Agency	$238,937	$201,303
Non-agency	64,755	75,540
Total Forward MSRs	303,692	276,843

Subservicing and other(1)
Agency	273,786	181,771
Non-agency	27,405	7,787
Total subservicing and other	301,191	189,558

Reverse loans
MSR	3,559	—
MSL	15,928	23,852
Securitized loans	7,527	10,162
Total reverse portfolio serviced	27,014	34,014
Total ending UPB	$631,897	$500,415

(1)
Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold and (iii) agency REO balances for which we own the mortgage servicing rights.

Key Metrics

The tables below present the number of modifications and workout units with our serviced portfolios.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor	Predecessor
Table 6. Forward Loan Modifications and Workout Units	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Amount Change	% Change
HAMP modifications	6	22	(16)	(73)%
Non-HAMP modifications	5,183	5,835	(652)	(11)%
Workouts	4,401	14,093	(9,692)	(69)%
Total modification and workout units	9,590	19,950	(10,360)	(52)%

Total modifications and workouts during the three months ended March 31, 2019 decreased compared to the same period in 2018 primarily due to lower delinquency rates and lower disaster related loss mitigation activity.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio.

	Successor	Predecessor
Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)	March 31, 2019	March 31, 2018
Loan count	3,616,323	2,993,023
Average loan amount(2)	$167,266	$155,858
Average coupon - credit sensitive(3)	4.9%	4.7%
Average coupon - interest sensitive(3)	4.3%	4.2%
60+ delinquent (% of loans)(4)	2.4%	3.2%
90+ delinquent (% of loans)(4)	2.1%	2.8%
120+ delinquent (% of loans)(4)	1.9%	2.6%
Total prepayment speed (12-month constant prepayment rate)	8.2%	10.7%

(1)	Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.

(2)	Average loan amount is presented in whole dollar amounts.

(3)	The weighted average coupon amounts for our credit and interest sensitive pools presented in the table above are only reflective of our owned forward MSR portfolio that is reported at fair value.

(4)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. We continued to experience low delinquency rates during the three months ended March 31, 2019, which preserves the value of our MSRs.

Servicer Ratings

We participate in ratings reviews with nationally recognized ratings agencies for its mortgage servicing operations. The attainment of favorable ratings is important to maintaining strong relationships with our customers and compliance with provisions in servicing and debt agreements. The table below sets forth our most recent ratings for our servicing operations as of March 31, 2019.

	Successor	Successor	Predecessor
Table 8. Servicer Ratings	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	November 2018	March 2019	January & February 2018

Residential	RPS2-	Not Rated	Above Average
Master Servicer	RMS2+	SQ2	Above Average
Special Servicer	RSS2-	Not Rated	Above Average
Subprime Servicer	RPS2-	Not Rated	Above Average

(1)	Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)

(2)	Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)

(3)	S&P’s Rating Scale of Strong to Weak

Servicing Expenses

The tables below summarize expenses in the Servicing segment.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor		Predecessor
Table 9. Servicing - Expenses	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018		$ Change		% Change
	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Salaries, wages and benefits	$86	6	$76	6	$10	—	(13)%	—%
General and administrative
Servicing support fees	39	3	27	2	12	1	(44)%	50%
Corporate and other general and administrative expenses	39	3	31	2	8	1	(26)%	50%
Foreclosure and other liquidation related expenses	27	2	41	3	(14)	(1)	34%	(33)%
Depreciation and amortization	4	—	7	1	(3)	(1)	43%	(100)%
Total general and administrative expenses	109	8	106	8	3	—	(3)%	—%
Total expenses - Servicing	$195	14	$182	14	$13	—	(7)%	—%

Total expenses increased during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to increased salaries, wages and benefits. The increase in salaries, wages and benefits is primarily due to the expansion of the servicing portfolio and an increase in headcount largely driven by the Pacific Union and Seterus acquisitions. Servicing support fees increased in the three months ended March 31, 2019 primarily due to the increase in the servicing portfolio. In addition, corporate and other general and administrative expenses increased as compared to the same period in 2018 as a result of expenses related to our initiative to increase operational efficiencies and enhance overall customer experience. Offsetting the increase in expenses was a decrease in foreclosure and other liquidation related expenses, primarily due to lower losses incurred related to our reverse mortgage portfolio.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor		Predecessor
Table 10. Servicing - Other Income (Expenses), Net	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018		Change		% Change
	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Reverse mortgage interest income	$82	6	$119	9	$(37)	(3)	(31)%	33%
Other interest income	33	2	7	1	26	1	371%	100%
Interest income	115	8	126	10	(11)	(2)	(9)%	20%

Reverse mortgage interest expense	(71)	(5)	(96)	(8)	(25)	(3)	(26)%	(38)%
Advance interest expense	(9)	(1)	(5)	—	4	1	80%	100%
Other interest expense	(34)	(2)	(17)	(1)	17	1	100%	100%
Interest expense	(114)	(8)	(118)	(9)	(4)	(1)	(3)%	(11)%
Other income (expense)	—	—	(1)	—	1	—	100%	—%
Total other income (expenses), net - Servicing	$1	—	$7	1	$(6)	(1)	(86)%	(100)%

Weighted average cost - advance facilities	4.7%		3.7%		1.0%		27%
Weighted average cost - excess spread financing	9.0%		8.9%		0.1%		1%

Total other income (expenses), net decreased during the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to a decline in interest income. The decrease in interest income was primarily a result of a decrease in reverse mortgage interest income which was related to the decline in the reverse mortgage interests balance. Offsetting the decrease in reverse mortgage interest income was an increase in other interest income as a result of $26 of earnings credits and bank fee credits the Predecessor previously classified as interest expense. Interest expense decreased during the three months ended March 31, 2019 as compared to the same period in 2018 due to lower reverse mortgage interest expense driven by the decline in the reverse mortgage interest portfolio balance, offset by an increase in other interest expense. Other interest expense increased primarily due to an increase of $7 in excess spread costs and $12 of earnings credits and bank fee credits the Predecessor previously classified as interest expense.

Serviced Portfolio and Liabilities

	Successor
Table 11. Serviced Portfolios and Related Liabilities	March 31, 2019			December 31, 2018
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs - fair value
Agency	$238,937	$2,879	4.4%	$229,108	$3,027	4.5%
Non-agency	64,755	602	4.8%	66,373	638	4.8%
Total Forward MSRs - fair value	303,692	3,481	4.6%	295,481	3,665	4.5%

Subservicing and other(1)
Agency	273,786	N/A	N/A	208,607	N/A	N/A
Non-agency	27,405	N/A	N/A	15,279	N/A	N/A
Total subservicing and other	301,191	N/A	N/A	223,886	N/A	N/A

Reverse portfolio - amortized cost
MSR	3,559	7	N/A	3,940	11	N/A
MSL(2)	15,928	(90)	N/A	16,538	(71)	N/A
Securitized loans	7,527	7,489	N/A	7,937	7,934	N/A
Total reverse portfolio serviced	27,014	7,406	N/A	28,415	7,874	N/A
Total servicing portfolio unpaid principal balance	$631,897	$10,887	N/A	$547,782	$11,539	N/A

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

	Successor
Table 12. Fair Value MSR Valuation	March 31, 2019			December 31, 2018
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs - fair value
Credit sensitive	$153,565	$1,626	106	$135,752	$1,495	110
Interest sensitive - agency	150,127	1,855	124	159,729	2,170	136
Total MSRs - fair value	$303,692	$3,481	115	$295,481	$3,665	124

As of March 31, 2019, when measuring the fair value of the portfolio as a basis point of the unpaid principal balance, our credit sensitive and interest sensitive pools decreased in value by 4 bps and 12 bps, respectively, compared to December 31, 2018 due to higher forecasted prepayment speeds as a result of the declining interest rate environment in 2019.

The following table provides information on the fair value of our owned forward MSR portfolio.

	Successor	Predecessor
Table 13. MSRs - Fair Value, Roll Forward	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Fair value - beginning of period	$3,665	$2,937
Additions:
Servicing retained from mortgage loans sold	66	68
Purchases of servicing rights	409	19
Dispositions:
Sales of servicing rights	(260)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(121)	181
Interest sensitive	(211)	58
Other changes in fair value:
Scheduled principal payments	(22)	(19)
Disposition of negative MSRs and other(1)	12	9
Prepayments
Voluntary prepayments
Credit sensitive	(19)	(30)
Interest sensitive	(32)	(21)
Involuntary prepayments
Credit sensitive	(2)	(5)
Interest sensitive	(4)	(3)
Fair value - end of period	$3,481	$3,194

(1)
Amounts primarily represent negative fair values reclassified from the MSR asset to reserves of advances and other receivables as underlying loans are removed from the MSR and other reclassification adjustments.

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

	Successor	Predecessor
Table 14. MSRs - Fair Value	March 31, 2019	March 31, 2018
Credit Sensitive MSRs
Discount rate	11.3%	11.4%
Weighted average prepayment speeds	13.5%	12.2%
Weighted average life of loans	6.0 years	6.4 years

Interest Sensitive MSRs
Discount rate	9.4%	9.2%
Weighted average prepayment speeds	12.5%	10.1%
Weighted average life of loans	6.1 years	6.9 years

Discount rate for credit sensitive and interest sensitive MSRs remained consistent as of March 31, 2019 compared to the same period in 2018. Weighted average lives decreased for both credit sensitive and interest sensitive MSRs due to the increase in prepayment speeds, which was attributable to the interest rate decline period over period.

The discount rate used to determine the present value of estimated future net servicing income is based on the required rate of return market investors would expect for an asset with similar risk characteristics. The discount rate is determined through review of recent market transactions as well as comparing the discount rate to those utilized by third-party valuation specialists.

Total prepayment speeds represent the annual rate at which borrowers are forecasted to repay their mortgage loan principal, which includes estimates for both voluntary and involuntary borrower liquidations. The expected weighted average life represents the total years we expect to service the MSR.

Excess Spread Financing

As further disclosed in Note 3, Mortgage Servicing Rights and Related Liabilities, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to changes in (i) prepayment speeds and (ii) our ability to recapture mortgage loan payoffs through the origination platform. In Note 3, Mortgage Servicing Rights and Related Liabilities, we discuss the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of March 31, 2019 and December 31, 2018.

The following table sets forth the change in the excess spread liability and the related key weighted average assumptions.

	Successor	Predecessor
Table 15. Excess Spread Financing	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Fair value - beginning of period	$1,184	$996
Additions:
New financings	245	—
Deductions:
Repayments of debt	(1)	—
Settlements of principal balances	(50)	(45)
Fair value changes:
Credit Sensitive	(32)	46
Interest Sensitive	(37)	4
Fair value - end of period	$1,309	$1,001

	Successor	Predecessor
Key Assumptions	March 31, 2019	March 31, 2018
Weighted average prepayment speeds	12.9%	11.6%
Weighted average life of loans	5.9 years	6.4 years
Discount rate	10.4%	10.7%

Credit Sensitive
Mortgage prepayment speeds	13.2%	11.9%
Average life of mortgage loans	5.9 years	6.3 years
Discount rate	10.9%	11.1%

Interest Sensitive
Mortgage prepayment speeds	12.4%	10.3%
Average life of mortgage loans	6.1 years	6.6 years
Discount rate	9.1%	9.1%

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

	Successor	Predecessor
Table 16. MSRs Financing Liability - Rollforward	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Fair value - beginning of period	$32	$10
Changes in fair value(1):
Changes in valuation inputs or assumptions used in the valuation model	6	25
Other changes in fair value	(4)	(1)
Fair value - end of period	$34	$34

	Successor	Predecessor
	March 31, 2019	March 31, 2018
Weighted Average Assumptions
Advance financing rates	3.9%	4.3%
Annual advance recovery rates	19.3%	20.4%

(1)
The changes in fair value related to our MSRs financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs and changes in the fair value model assumptions.

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

	Successor	Predecessor
Table 17. Leveraged Portfolio Characteristics	March 31, 2019	March 31, 2018
Owned forward servicing portfolio - unencumbered	$88,995	$86,109
Owned forward servicing portfolio - encumbered	214,697	190,734
Subserviced forward servicing portfolio and other	301,191	189,558
Total unpaid principal balance	$604,883	$466,401

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

	Successor	Predecessor
Table 18. Reverse - Mortgage Portfolio Characteristics	March 31, 2019	March 31, 2018
Loan count	184,807	209,343
Ending unpaid principal balance	$27,014	$34,014
Average loan amount(1)	$146,173	$162,749
Average coupon	4.4%	3.6%
Average borrower age	80	78

(1)	Average loan amount is presented in whole dollar amounts.

From time to time, we acquire servicing rights and participating interests in reverse mortgage portfolios. Reverse mortgage loans, known as HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower’s home. For acquired servicing rights on reverse mortgages, an MSR or MSL is established on the acquisition date at fair value, as applicable, based on the proceeds paid or received to service the reverse portfolio.

Each quarter, we accrete the MSL to service related revenue, net of the respective portfolios run-off. The MSL is assessed for increased obligation based on its fair value, using a variety of assumptions, with the primary assumption being discount rates, prepayment speeds and borrower life expectancy. The MSLs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in valuation allowance. Based on our assessment, no impairment was required for reverse MSLs as of March 31, 2019.

Originations Segment

Our Originations segment comprises both direct-to-consumer, correspondent and wholesale lending.

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

Our wholesale lending channel is a mortgage broker sourced lending division where we originate residential mortgage loans that are underwritten internally to our or investor guidelines. Loans sourced by mortgage brokers are underwritten and funded by us and close in our name. Through the wholesale channel we originate the same types of loans as in our correspondent channel which includes both conventional and government insured loans that qualify for inclusion in securitizations that are guaranteed by the GSEs. We underwrite and process all loan applications submitted by the mortgage brokers in a manner consistent with that in the direct to consumer channel. Mortgage brokers that conduct business with us are subject to and comply with our client guide. The client guide conveys the terms and manner that brokers engage with us. Counterparty risk is mitigated through quality and compliance monitoring and all brokers are subject to our eligibility requirements coupled with an annual recertification process.

To mitigate credit risk, we typically sell loans within 30 to 60 days of origination while retaining the associated servicing rights. Servicing rights can be retained, sold (servicing released) or given back to the investor, in part or in whole, depending on the subservicing or co-invest agreements.

The following tables set forth the results of operations for the Originations segment.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor	Predecessor
Table 19. Originations - Operations	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Revenues	$146	$128	$18	14%
Expenses	104	109	(5)	(5)%
Other income (expenses), net	3	—	3	100%
Income before income tax expense	$45	$19	$26	137%
Income before taxes margin	30.8%	14.8%	16.0%	108%

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Revenue	$146	$128	$18	14%
Pull through adjusted lock volume	$5,960	$4,862	$1,098	23%
Revenue basis points(1)	2.45%	2.63%	1.64%	62%

Expenses	$104	$109	$(5)	(5)%
Funded volume	$5,716	$5,087	$629	12%
Expenses basis points(2)	1.82%	2.14%	(0.79)%	(37)%

Margin	0.63%	0.49%	2.43%	496%

(1)	Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.

(2)	Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense increased for the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to an increase in revenues driven by origination volume growth as a result of the acquisition of Pacific Union. Expense basis points during the three months ended March 31, 2019 decreased as compared the same period in 2018 due to cost saving initiatives and a higher percentage of volume coming through the Correspondent channel. Net margin in 2019 increased in combination of higher revenue and lower expenses.

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

Revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the tables below.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor	Predecessor
Table 20. Originations - Revenues	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Service related, net - Originations	$15	$15	$—	—%
Net gain on mortgage loans held for sale
Gain on loans originated and sold	46	56	(10)	(18)%
Fair value adjustment on loans held for sale	10	(5)	15	(300)%
Mark-to-market on locks and commitments(1)	6	(1)	7	700%
Mark-to-market on derivative/hedges	10	(2)	12	600%
Capitalized servicing rights	61	65	(4)	(6)%
Provision for repurchase reserves, net of release	(2)	—	(2)	(100)%
Total net gain on mortgage loans held for sale	131	113	18	16%
Total revenues - Originations	$146	$128	$18	14%

Key Metrics
Consumer direct lock pull through adjusted volume(2)	$2,333	$2,742	$(409)	(15)%
Other locked pull through adjusted volume(2)	3,627	2,120	1,507	71%
Total pull through adjusted volume	$5,960	$4,862	$1,098	23%
Funded volume	$5,716	$5,087	$629	12%
Funded HARP volume	$81	$436	$(355)	(81)%
Recapture percentage	27.5%	27.4%	0.1%	—%
Purchase percentage of funded volume	51.7%	39.9%	11.8%	30%
Value of capitalized servicing	127 bps	124 bps	3	2%

(1)	Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.

(2)	Pull through adjusted volume represents the expected funding from locks taken during the period.

During the three months ended March 31, 2019, total revenues increased compared to the same period in 2018 primarily due to favorable fair value lock volumes period over period and a fair value adjustment on loans held for sale and market-to-market adjustment on derivative/hedges driven by lower interest rate environment in 2019. Partially offsetting these favorable fair value adjustments was a decrease in gain on loans originated and sold as a result of a shift in channel mix.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor	Predecessor
Table 21. Originations - Expenses	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Salaries, wages and benefits	$69	$66	$3	5%
General and administrative
Loan origination expenses	10	14	(4)	(29)%
Corporate and other general and administrative expenses	14	11	3	27%
Marketing and professional service fee	8	15	(7)	(47)%
Depreciation and amortization	3	3	—	—%
Total general and administrative	35	43	(8)	(19)%
Total expenses - Originations	$104	$109	$(5)	(5)%

Total expenses during the three months ended March 31, 2019 decreased when compared to the same period in 2018 primarily due to a decrease in marketing and professional service fee and loan origination expenses which, was partially offset by an increase in salaries, wages and benefits. The decrease in marketing and professional service fee in 2019 was due to cost reduction initiatives and lower funded volumes in direct-to-consumer channel. The increase in salaries, wages and benefits was due to increased headcount from the Pacific Union acquisition.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor	Predecessor
Table 22. Originations - Other Income (Expenses), Net	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Interest income	$17	$15	$2	13%
Interest expense	(18)	(15)	3	20%
Other income	4	—	4	100%
Total other income, net - Originations	$3	$—	$3	100%

Weighted average note rate - mortgage loans held for sale	4.9%	4.2%	0.7%	17%
Weighted average cost of funds (excluding facility fees)	4.7%	4.1%	0.6%	15%

Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans.

Interest income increased in 2019 primarily due to higher funded volume offset by an increase in interest expense driven by higher cost of funds from an increase in the origination volume. Other income increased in the three months ended March 31, 2019 due to the recognition of incentives we received related to our financing of certain loans satisfying certain consumer relief characteristics. In September 2018, we entered into a master repurchase agreement that provides us with incentives to finance mortgage loans satisfying certain consumer relief characteristics as provided in the agreement. In in the three months ended March 31, 2019, we recorded $4 in other income related to such incentives.

Xome Segment

Our Xome segment is a leading provider of technology and data-enhanced solutions to home buyers, home sellers, real estate professionals and companies engaged in the origination and/or servicing of mortgage loans. Xome seeks to transform customer real estate and mortgage experiences by making the process of buying or selling a home or originating and servicing a mortgage faster, less complex, and more transparent. The result provides customers a more streamlined and cohesive real estate environment. Xome is comprised of three revenue types categorized as Exchange, Services and Data/Technology.

Exchange revenue is comprised of real estate transaction and disposition services. The Xome.com auction platform leverages our proprietary auction technology designed to increase transparency, reduce fraud risk and provide better execution for property sales. Success of this mission is evidenced by generally higher sales prices and lower average days to sell compared to traditional property sales.

Services revenue is comprised of title, escrow, valuation and field services related to real estate purchases, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Today, significant opportunities still exist with respect to penetration of current and new customers. In August 2018, we acquired AMS and related entities which contributed to 44% of total revenues for the first quarter of 2019.

Data/Technology revenue includes sales of data or software solutions to real estate service providers, MLS organizations, data aggregators, real estate or mortgage investors and mortgage lenders or servicers. Data/Technology contains a diversified set of businesses including Xome Analytics (primarily multiple listing service (“MLS”) data and analytics). Quantarium (artificial intelligence powered valuation and other real estate data and analytics), and Xome Signings (technology enabled notary services). Xome Analytics provides aggregation, standardization and licensing for one of the nation’s largest set of MLS, public records and neighborhood demographic data. Quantarium is an artificial intelligence company which has developed a sophisticated machine based property valuation model and built one of the largest real estate data lakes in the US. Quantarium serves clients in both the mortgage and real estate sectors. This unit also includes the financial results of Xome corporate functions. In February 2018, Xome sold its software-based business of its Real Estate Digital (“RED”) business but retained RED’s reDataVault proprietary offering, which is home to Xome’s MLS data, and continues to provide this service to RED and other industry related businesses.

The following tables set forth the results of operation for the Xome segment.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor	Predecessor
Table 23. Xome - Operations	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Revenues	$96	$65	$31	48%
Expenses	99	52	47	90%
Other income (expenses), net	11	9	2	22%
Income before income tax expense	$8	$22	$(14)	(64)%
Income before taxes margin - Xome	8.3%	33.8%	(25.5)%	(75)%

Income before income tax expense decreased for the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to an increase in expenses driven by operational expenses related to the acquisition of AMS. This increase in expenses was partially offset by increased Services revenues related to the AMS acquisition, which contributed to higher volumes of units for valuation and field services, and other income of $11 for the change in fair value of the contingent consideration for the acquisition of AMS.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor	Predecessor
Table 24. Xome - Revenues	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Exchange	$20	$26	$(6)	(23)%
Services	71	33	38	115%
Data/Technology	5	6	(1)	(17)%
Total revenues - Xome	$96	$65	$31	48%

Key Metrics
Exchange property listings sold	2,421	2,880	(459)	(16)%
Exchange property listings at period end	6,634	6,849	(215)	(3)%
Services completed orders	379,585	111,339	268,246	241%
Percentage of revenue earned from third-party customers	53.0%	28.4%	24.6%	87%

Exchange revenues for the three months ended March 31, 2019 decreased as compared to the same period in 2018, primarily due to lower first-party property listings sold in 2019. Revenues earned from default property listings decreased due to lower average number of real estate property listings. Despite the decline in total property listings sold, revenues from third-party customers for the three months ended March 31, 2019 increased significantly to 22% from 13% in 2018.

Services revenues increased for the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to the August 2018 acquisition of AMS entities plus the increase in our product offerings and product mix for the collateral valuations business. This increase was partially offset by a decline in title and escrow services mainly due to higher interest rates during the three months ended March 31, 2019 compared to the same period in 2018, which resulted in a decreased order volume and adversely impacted revenue.

Data/Technology revenues for the three months ended March 31, 2019 was comparable with the same period in 2018.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor	Predecessor
Table 25. Xome - Expenses	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Salaries, wages and benefits	$38	$24	$14	58%
General and administrative
Operational expenses	57	25	32	128%
Depreciation and amortization	4	3	1	33%
Total general and administrative	61	28	33	118%
Total expenses - Xome	$99	$52	$47	90%

Both salaries, wages and benefits expenses, and operational expenses increased for the three months ended March 31, 2019 as compared to the same period in 2018, primarily driven by the acquisition of AMS in August 2018.

Corporate and Other

Our Corporate and Other segment records interest expense on our unsecured senior notes and other corporate debt, income or loss from our legacy portfolio consisting of non-prime and non-conforming residential mortgage loans and corporate expenses that are not directly attributable to our operating segments. The legacy portfolio consists of Predecessor loans that were transferred to a securitization trust in 2009 that was structured as a secured borrowing. The securitized loans are recorded as mortgage loans on our consolidated balance sheets and the asset backed certificates acquired by third parties are recorded as nonrecourse debt.

Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments.

The following tables set forth the results of operations for the Corporate and Other segment.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor	Predecessor
Table 26. Corporate and Other - Operations	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Revenues	$—	$—	$—	—%
Expenses	45	21	24	114%
Other income (expenses), net	(55)	(34)	(21)	62%
Loss before income tax benefit	$(100)	$(55)	$(45)	82%

Loss before income taxes increased in the three months ended March 31, 2019 as compared to the same period in 2018 due to an increase in expenses, primarily as a result of the acquisitions of Pacific Union and Seterus. Other income (expense), net declined during the three months ended March 31, 2019 primarily due to an increase in interest expense on a higher debt balance

	Successor
Table 27. Legacy Portfolio	March 31, 2019	December 31, 2018
Performing - UPB	$143	$145
Nonperforming (90+ delinquency) - UPB	25	27
REO - estimated fair value	4	4
Total legacy portfolio	$172	$176

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor	Predecessor
Table 28. Corporate and Other - Expenses	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Salaries, wages and benefits	$22	$14	$8	57%
General and administrative
Operational expenses	13	5	8	160%
Depreciation and amortization	10	2	8	400%
Total general and administrative	23	7	16	229%
Total expenses - Corporate and Other	$45	$21	$24	114%

Total expenses increased during the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to increased expenses related to the Pacific Union and Seterus acquisitions.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Successor	Predecessor
Table 29. Corporate and Other - Other Income (Expenses), Net	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Interest income, legacy portfolio	$2	$3	$(1)	(33)%
Other interest income	—	1	(1)	(100)%
Total interest income	2	4	(2)	(50)%

Interest expense, legacy portfolio	—	(1)	(1)	(100)%
Interest expense on unsecured senior notes	(51)	(35)	16	46%
Other interest expense	(6)	(2)	4	200%
Total interest expense	(57)	(38)	19	50%
Other income (expense)	—	—	—	—%
Other income (expenses), net - Corporate and Other	$(55)	$(34)	$(21)	(62)%

Weighted average cost - unsecured senior notes	7.9%	7.3%	0.6%	8%

Other income (expenses), net for the Corporate and Other segment consists of interest expense on our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes.

Total other income (expenses), net declined during the three months ended March 31, 2019 as compared to the same period in 2018. Interest expense on unsecured senior notes increased during the three months ended March 31, 2019 compared to the same period in 2018 due to a higher debt balance and higher borrowing rates under the new unsecured senior notes that were executed in July 2018 to fund the Nationstar acquisition.

Changes in Financial Position

	Successor
Table 31. Assets	March 31, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	$181	$242	$(61)	(25)%
Mortgage servicing rights	3,488	3,676	(188)	(5)%
Advances and other receivables, net	1,147	1,194	(47)	(4)%
Reverse mortgage interests, net	7,489	7,934	(445)	(6)%
Mortgage loans held for sale at fair value	2,170	1,631	539	33%
Deferred tax asset, net	1,024	967	57	6%
Other	2,147	1,329	818	62%
Total assets	$17,646	$16,973	$673	4%

Total assets as of March 31, 2019 increased by $673 or 4% compared with December 31, 2018 primarily due to the increase in mortgage loans held for sale and other, partially offset by decreases in mortgage servicing rights and reverse mortgage interests. Mortgage loans held for sale increased in 2019 primarily due to the Pacific Union acquisition and increased origination volume driven by lower interest environment. Other increased primarily due to $483 of other assets related to the Pacific Union acquisition, as indicated in Note 2, Acquisitions, and $133 of right of use assets recorded in 2019 as a result of adoption of ASU 2016-02. Mortgage servicing rights decreased in 2019 primarily due to unfavorable mark-to-market adjustment driven by declining interest rates. Reverse mortgage interests, net decreased $445 primarily due to the collection on participating interests in HMBS.

	Successor
Table 32. Liabilities and Stockholders’ Equity	March 31, 2019	December 31, 2018	$ Change	% Change
Unsecured senior notes, net	$2,461	$2,459	$2	—%
Advance facilities, net	578	595	(17)	(3)%
Warehouse facilities, net	3,050	2,349	701	30%
MSR related liabilities - nonrecourse at fair value	1,343	1,216	127	10%
Other nonrecourse debt, net	6,388	6,795	(407)	(6)%
Other liabilities	2,065	1,614	451	28%
Total liabilities	15,885	15,028	857	6%
Total stockholders’ equity attributable to Nationstar	1,758	1,942	(184)	(9)%
Noncontrolling interest	3	3	—	—%
Total liabilities and stockholders’ equity	$17,646	$16,973	$673	4%

Stockholders’ equity at March 31, 2019 decreased by $184 or 9% compared with the balance as of December 31, 2018 primarily due to net loss of $186 during the three months ended March 31, 2019. Total liabilities at March 31, 2019 increased by $857 or 6% compared with the balance as of December 31, 2018 primarily due to an increase in warehouse facilities, MSR related liabilities and other liabilities, which was partially offset by a decrease in other nonrecourse debt. Warehouse facilities increased by $701 primarily due to the warehouse facilities acquired as part of the Pacific Union acquisition. MSR related liabilities increased by $127 primarily due to increase in excess spread financing related to new excess spread financing deals. The increase in other liabilities was primarily due to $519 of payables and other liabilities related to the Pacific Union acquisition. Other nonrecourse debt decreased by $407 primarily due to repayments of reverse mortgage related nonrecourse debt.

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

Our primary uses of funds for liquidity include: (i) funding of servicing advances; (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings and repurchases or redemptions of outstanding indebtedness; (vi) payments for acquisitions of MSRs; (vii) scheduled and unscheduled draws on our serviced reverse residential mortgage loans; and (viii) payment of our technology expenses.

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

We service and subservice reverse mortgage loan portfolios with a UPB of $27,014 as of March 31, 2019, which includes $3,559 of reverse MSR, $15,928 of reverse MSLs and $7,527 of reverse mortgage interests. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or monthly draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance. Recovery of advances and draws related to reverse MSRs is generally recovered over a two to three month period from the investor. However, for reverse assets recorded as a loan, the repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. We securitize our holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs.

Cash Flows
The table below presents the major sources and uses of cash flow for operating activities.

	Successor	Predecessor
Table 33. Operating Cash Flow	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Originations net sales activities	$116	$366	$(250)	(68)%
Cash provided by operating profits and changes in working capital and other assets	169	571	(402)	(70)%
Net cash attributable to operating activities	$285	$937	$(652)	(70)%

Cash generated from originations net sales activities was $116 during the three months ended March 31, 2019 compared to $366 in the same period in 2018. The decrease was primarily due to a higher funding of $621 for loan origination activities driven by lower interest rate environment and an increase in funds used of $113 to repurchase forward loan assets out of Ginnie Mae securitizations. The increase in funding was partially offset by an increase in proceeds of $484 on the sales of previously originated loans.

Cash generated from other operating activities and from changes in working capital and other assets during the three months ended March 31, 2019 decreased by $402 when compared to the same period in 2018. The decrease was primarily due to a net loss of $186 during the three months ended March 31, 2019 compared to a net income of $160 in the same period in 2018. Changes in advances, other assets and payables and other liabilities increased cash outflow by $608 during the three months ended March 31, 2019. Partially offsetting these changes was an increase in fair value changes and amortization/accretion of mortgage servicing rights/liabilities of $557 primarily due to the unfavorable mark-to-market for the three months ended March 31, 2019.

	Successor	Predecessor
Table 34. Investing Cash Flows	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Acquisitions, net	$(85)	$—	$(85)	(100)%
Purchase of forward mortgage servicing rights, net of liabilities incurred	(130)	(17)	(113)	665%
Proceeds on sale of assets	—	13	(13)	(100)%
Proceeds on sale of forward and reverse mortgage servicing rights	243	—	243	100%
Other	(10)	(17)	7	(41)%
Net cash attributable to investing activities	$18	$(21)	$39	(186)%

Our investing activities generated $18 during the three months ended March 31, 2019 and Predecessor’s investing activities used $21 of cash during the same period in 2018. The change in investing activities was primarily due to an increase of $113 in purchase of forward mortgage servicing rights, net of liabilities incurred and net cash of $85 used in connection with the acquisitions of Pacific Union and Seterus. Partially offsetting these uses of cash was an increase in proceeds on sale of forward and reverse mortgage servicing rights of $243. Although we continue to seek to acquire servicing portfolios at advantageous pricing, the amounts and timing of these opportunities is not of a consistent frequency and can result in cash flow variability between periods.

	Successor	Predecessor
Table 35. Financing Cash Flow	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
Decrease in advance facilities	$(30)	$(293)	$263	(90)%
Increase (decrease) in warehouse facilities	307	(125)	432	(346)%
Repayment of notes payable	(294)	—	(294)	100%
Payment of unsecured senior notes and nonrecourse debt	(5)	(24)	19	(79)%
Issuance of excess spread financing	245	—	245	100%
Settlements of excess spread financing	(50)	(45)	(5)	11%
Decrease in participating interest financing in reverse mortgage interests	(408)	(574)	166	(29)%
Changes in HECM securitizations	(127)	126	(253)	(201)%
Other	18	(4)	22	(550)%
Net cash attributable to financing activities	$(344)	$(939)	$595	(63)%

Our financing activities used $344 cash during the three months ended March 31, 2019, a decrease in cash used of $595 when compared with $939 cash used in the same period in 2018. The change in cash flows from financing activities was primarily due to an increase of $307 in warehouse facilities during the three months ended March 31, 2019 compared to a pay down on warehouse facilities of $125 during the same period in 2018. Payment of warehouse facilities decreased in 2019 due to proceeds from HECM securitizations being used to pay down the facilities in 2018, which did not occur in the same period in 2019. In addition, the cash used for pay down of advance facilities decreased by $263 when compared to the same period in 2019. The issuance of excess spread financing increased by $245 due to new excess spread financing deals. Offsetting these decreases in cash used is an increase in cash used for repayment of notes payable and HECM securitizations when compared to the same period in 2018. During the three months ended March 31, 2019, cash of $294 was used to pay off the notes payable assumed from the Pacific Union acquisition. The cash used in the change in HECM securitizations increased due to no issuance of HECM securitizations during the three months ended March 31, 2019. In the three months ended March 31, 2018, there was an issuance of HECM securitizations of $443.

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

Financial Covenants
Our borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of March 31, 2019, we were in compliance with our financial covenants on our borrowing arrangements and credit facilities.

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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 10, Indebtedness, and Note 17, Capital Requirements, for additional information. As of March 31, 2019, we were in compliance with our seller/servicer financial requirements.

	Successor
Table 36. Debt	March 31, 2019	December 31, 2018
Advance facilities, net	$578	$595
Warehouse facilities, net	3,050	2,349
Unsecured senior notes, net	2,461	2,459

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

As a servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. At March 31, 2019, unsecuritized borrower draws totaled $296, and our maximum unfunded advance obligation related to these reverse mortgage loans was $3,005.

Unsecured Senior Notes
In 2013 and 2018, we completed offerings of unsecured senior notes, which mature on various dated through July 2026. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.5% to 9.125%.

Table 37. Contractual Maturities - Unsecured Senior Notes

As of March 31, 2019, the expected maturities of our unsecured senior notes based on contractual maturities are presented below.

Year Ending December 31,	Amount
2019	$—
2020	—
2021	592
2022	206
2023	950
Thereafter	750
Unsecured senior notes	2,498
Unamortized debt issuance costs	(37)
Unsecured senior notes, net of unamortized debt issuance costs	$2,461

Contractual Obligations

As of March 31, 2019, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 16, Fair Value Measurements, and valuation and reserves for deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of the mortgage servicing rights financing liability. For further information on our critical accounting policies, please refer to the Company’s and Predecessor’s Annual Reports on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies since December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the discussion included in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the types of market risks faced by us since December 31, 2018.

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

We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We believe that on the whole our estimated net changes to the fair value of our assets and liabilities at March 31, 2019 are within acceptable ranges based on the materiality of our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2019.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to extensive examinations, investigations and reviews by various federal, state and local governmental, regulatory and enforcement agencies. We have historically had and continue to have a number of open investigations with these agencies. We continue to receive governmental and regulatory requests for information, subpoenas, examinations and other inquiries. We are currently the subject of various governmental or regulatory investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, financial reporting and other aspects of our businesses. These matters include investigations by the Consumer Financial Protection Bureau (the “CFPB”), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the Office of the Special Inspector General for the Troubled Asset Relief Program, the U.S. Department of Housing and Urban Development, the multi-state coalition of mortgage banking regulators and various State Attorneys General. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices and in additional expenses and collateral costs. We are cooperating fully in these matters.

For example, we continue to progress towards resolution of certain legacy regulatory matters involving examination findings in prior years for alleged violations of certain laws related to our business practices. We have been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigations. We are continuing to cooperate with all parties. In connection with these discussions, we previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of March 31, 2019. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations.

Further, on April 24, 2018, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against us, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The CFPB may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations. We have not recorded an accrual related to this matter as of March 31, 2019 as we do not believe that the possible loss or range of loss arising from any such action is estimable. We are continuing to cooperate with the CFPB.

Similarly, we are in discussions with the Executive Office of the United States Trustees concerning certain legacy issues with respect to bankruptcy servicing practices.  In connection with these discussions, we are undertaking certain voluntary remediation activities with respect to loans at issue in these matters. While we and the Executive Office of the United States Trustees are engaged in discussions to potentially resolve these issues, there is no guarantee a resolution will occur.  Moreover, if the discussions do not result in a resolution, the Executive Office of the United States Trustees may seek redress through litigation or other proceedings and seek injunctive relief, damages and restitution in addition to the remediation activities, which could have a material adverse effect on our business, reputation, financial condition and results of operations. However, we believe it is premature to predict the potential outcome or to estimate the financial impact to us in connection with any potential action or settlement arising from this matter, including the voluntary remediation activities undertaken and to be undertaken by us.

In addition, we are a defendant in a class action proceeding originally filed in state court in March 2012, and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures we took, as loan servicer, after the borrowers defaulted and our vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. On July 25, 2018, we entered into a settlement agreement to resolve this matter. The parties are currently seeking final approval of the settlement from the court. We are pursuing reimbursement of the settlement payment from the owners of the loans we serviced, but there can be no assurance that we will prevail with any claims for reimbursement.

We are a defendant in a proceeding filed on January 2, 2018 in the U.S. District Court for the Northern District of California under the caption Collateral Analytics LLC v. Nationstar Mortgage LLC et al. The plaintiff alleges that we and certain affiliated entities misappropriated plaintiff’s intellectual property for the purpose of replicating plaintiff’s products. The case raises federal and state law claims for misappropriation of trade secrets and breach of contract and seeks an award of actual damages, unjust enrichment, lost profits and/or a reasonable royalty, exemplary damages and injunctive relief preventing further misuse or disclosure of plaintiff’s intellectual property. We believe we have meritorious defenses and will vigorously defend ourselves in this matter, and the parties are currently seeking approval of the settlement from the court.

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

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not make any repurchases of our shares during the three months ended March 31, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Amendment Number Sixteen, dated January 28, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X
10.2	Amendment Number Seventeen, dated March 29, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X
10.3
Amendment Number Nine, dated as of January 28, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller
X
10.4
Amendment Number Ten, dated as of March 29, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller
X
31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MR. COOPER GROUP INC.

May 8, 2019	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

May 8, 2019	/s/ Christopher G. Marshall
Date	Christopher G. Marshall Vice Chairman & Chief Financial Officer (Principal Financial and Accounting Officer)