Form 10-Q
period 2019-06-30
Mr. Cooper Group Inc.
filed 2019-08-02
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of July 28, 2019 was 91,075,575.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	7

	Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018 (Successor)	7

	Consolidated Statements of Operations (unaudited) for the Successor’s Three and Six Months Ended June 30, 2019 and the Predecessor’s Three and Six Months Ended June 30, 2018	8

	Consolidated Statements of Stockholders’ Equity (unaudited) for the Successor’s Three and Six Months Ended June 30, 2019 and the Predecessor’s Three and Six Months Ended June 30, 2018	9

	Consolidated Statements of Cash Flows (unaudited) for the Successor’s Six Months Ended June 30, 2019 and the Predecessor’s Six Months Ended June 30, 2018	11

	Notes to Consolidated Financial Statements (unaudited)	13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	68

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	110

Item 4.	Controls and Procedures	111

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	112

Item 1A.	Risk Factors	113

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	113

Item 3.	Defaults Upon Senior Securities	113

Item 4.	Mine Safety Disclosures	113

Item 5.	Other Information	114

Item 6.	Exhibits	115

GLOSSARY OF TERMS

This Glossary of Terms defines some of the terms that are used throughout this report and does not represent a complete list of all defined terms used.

Advance Facility.  A secured financing facility to fund advance receivables which is backed by a pool of mortgage servicing advance receivables made by a servicer to a certain pool of mortgage loans.

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

Credit-Sensitive Loan.  A mortgage loan with certain characteristics such as low borrower credit quality, relaxed original underwriting standards and high LTV, which we believe indicates that the mortgage loan presents an elevated risk of borrower default versus payoff.

Delinquent Loan.  A mortgage loan that is 30 or more days past due from its contractual due date.

Department of Veterans Affairs (VA).  The VA is a cabinet-level department of the U.S. federal government, which guarantees certain home loans for qualified borrowers eligible for securitization with GNMA.

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

Home Equity Conversion Mortgage (HECM).  A type of reverse mortgage loan insured by the FHA.

 Interest Rate Lock Commitments (IRLC).  Agreements under which the interest rate and the maximum amount of the mortgage loan are set prior to funding the mortgage loan.

Interest-Sensitive Loan.  A mortgage loan which is primarily impacted by changes in forecasted interest rates, which in turn impacts voluntary prepayment speed. Interest-sensitive loans typically consist of single-family conforming residential forward mortgage loans serviced for GSEs or other third-party investors.

Loan Modification.  Temporary or permanent modifications to loan terms with the borrower, including the interest rate, amortization period and term of the borrower’s original mortgage loan. Loan modifications are usually made to loans that are in default, or in imminent danger of defaulting.

Loan-to-Value Ratio (LTV).  The unpaid principal balance of a mortgage loan as a percentage of the total appraised or market value of the property that secures the loan. An LTV over 100% indicates that the UPB of the mortgage loan exceeds the value of the property.

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

MSR Facility.  A type of line of credit backed by mortgage servicing rights that is used for financing purposes.  In certain cases these lines may be a sub-limit of another warehouse facility or alternatively exist on a stand-alone basis.  These facilities allow for same or next-day draws at the request of the borrower.

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

Prepayment Speed.  The rate at which voluntary and involuntary mortgage prepayments occur or are projected to occur. The statistic is calculated on an annualized basis and expressed as a percentage of the outstanding principal balance.

Primary Servicer.  The servicer that owns the right to service a mortgage loan or pool of mortgage loans. This differs from a subservicer, which has a contractual agreement with the primary servicer to service a mortgage loan or pool of mortgage loans in exchange for a subservicing fee based upon portfolio volume and characteristics.

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

Recapture.  The prepayment of all or part of a federal mortgage subsidy if the home is sold or otherwise disposed of within nine years of receiving a federally-subsidized loan.

Refinancing.  The process of working with existing borrowers to re-originate their mortgage loans. By refinancing loans for borrowers we currently service, we retain the servicing rights, thereby extending the longevity of the servicing cash flows.

Reverse Mortgage.  A reverse mortgage, also referred to as a Home Equity Conversion Mortgage, enables seniors to borrow against the value of their home, and no payment of principal or interest is required until the death of the borrower or the sale of the home. These loans are designed to go through the foreclosure and claim process to recover loan balance.

Servicing.  The performance of contractually specified administrative functions with respect to a mortgage loan or pool of mortgage loans. Duties of a servicer typically include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic monthly statements to the borrower and monthly reports to the loan owners or their agents, managing insurance, monitoring delinquencies, executing foreclosures (as necessary), and remitting fees to guarantors, trustees and service providers. A servicer is generally compensated with a specific fee outlined in the contract established prior to the commencement of the servicing activities.

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

Servicing advances are reimbursed to the servicer if and when the borrower makes a payment on the underlying mortgage loan at the time the loan is modified or upon liquidation of the underlying mortgage loan but are primarily the responsibility of the investor/owner of the loan. The types of servicing advances that a servicer must make are set forth in its servicing agreement with the owner of the mortgage loan or pool of mortgage loans. In some instances, a servicer is allowed to cease Servicing Advances, if those advances will not be recoverable from the property securing the loan.

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

Warehouse Facility.  A type of line of credit facility used to temporarily finance mortgage loan originations to be sold in the secondary market. Pursuant to a warehouse facility, a loan originator typically agrees to transfer to a counterparty certain mortgage loans against the transfer of funds by the counterparty, with a simultaneous agreement by the counterpart to transfer the loans back to the originator at a date certain, or on demand, against the transfer of funds from the originator.

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	Successor
	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$245	$242
Restricted cash	304	319
Mortgage servicing rights, $3,505 and $3,665 at fair value, respectively	3,511	3,676
Advances and other receivables, net of reserves of $98 and $47, respectively	1,000	1,194
Reverse mortgage interests, net of reserves of $8 and $13, respectively	7,110	7,934
Mortgage loans held for sale at fair value	3,422	1,631
Mortgage loans held for investment at fair value	114	119
Property and equipment, net of accumulated depreciation of $35 and $16, respectively	115	96
Deferred tax asset, net	1,055	967
Other assets	1,529	795
Total assets	$18,405	$16,973

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,462	$2,459
Advance facilities, net	567	595
Warehouse facilities, net	4,045	2,349
Payables and other liabilities	2,116	1,543
MSR related liabilities - nonrecourse at fair value	1,472	1,216
Mortgage servicing liabilities	80	71
Other nonrecourse debt, net	5,985	6,795
Total liabilities	16,727	15,028
Commitments and contingencies (Note 18)
Preferred stock at $0.00001 - 10 million shares authorized, 1 million shares issued and outstanding, respectively; aggregate liquidation preference of ten dollars, respectively	—	—
Common stock at $0.01 par value - 300 million shares authorized, 91.1 million and 90.8 million shares issued, respectively	1	1
Additional paid-in-capital	1,100	1,093
Retained earnings	575	848
Total Mr. Cooper stockholders’ equity	1,676	1,942
Non-controlling interests	2	3
Total stockholders’ equity	1,678	1,945
Total liabilities and stockholders’ equity	$18,405	$16,973

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Successor		Predecessor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues:
Service related, net	$137	$221	$317	$781
Net gain on mortgage loans held for sale	262	428	127	251
Total revenues	399	649	444	1,032
Expenses:
Salaries, wages and benefits	238	453	177	357
General and administrative	254	482	162	346
Total expenses	492	935	339	703
Other income (expenses):
Interest income	162	296	140	285
Interest expense	(187)	(376)	(164)	(335)
Other income (expenses)	1	16	(2)	6
Total other income (expenses), net	(24)	(64)	(26)	(44)
(Loss) income before income tax (benefit) expense	(117)	(350)	79	285
Less: Income tax (benefit) expense	(29)	(76)	21	67
Net (loss) income	(88)	(274)	58	218
Less: Net (loss) income attributable to non-controlling interests	(1)	(1)	—	—
Net (loss) income attributable to Successor/Predecessor	(87)	(273)	58	218
Less: Undistributed earnings attributable to participating stockholders	—	—	—	—
Net (loss) income attributable to common stockholders	$(87)	$(273)	$58	$218

Net (loss) income per common share attributable to Successor/Predecessor:
Basic	$(0.96)	$(3.00)	$0.59	$2.22
Diluted	$(0.96)	$(3.00)	$0.59	$2.20

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Six Months Ended June 30,
	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders’ Equity and Mr. Cooper Stockholders’ Equity, respectively	Non-controlling Interests	Total Equity
Predecessor
Balance at January 1, 2018	—	$—	97,728	$1	$1,131	$731	$(148)	$1,715	$7	$1,722
Shares issued / (surrendered) under incentive compensation plan	—	—	435	—	(4)	—	(2)	(6)	—	(6)
Share-based compensation	—	—	—	—	8	—	—	8	—	8
Dividends to non-controlling interests	—	—	—	—	5	—	—	5	(6)	(1)
Net income	—	—	—	—	—	218	—	218	—	218
Balance at June 30, 2018	—	$—	98,163	$1	$1,140	$949	$(150)	$1,940	$1	$1,941

Successor
Balance at January 1, 2019	1,000	$—	90,821	$1	$1,093	$848	$—	$1,942	$3	$1,945
Shares issued / (surrendered) under incentive compensation plan	—	—	240	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	9	—	—	9	—	9
Net loss	—	—	—	—	—	(273)	—	(273)	(1)	(274)
Balance at June 30, 2019	1,000	$—	91,061	$1	$1,100	$575	$—	$1,676	$2	$1,678

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Three Months Ended June 30,
	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders’ Equity and Mr. Cooper Stockholders’ Equity, respectively	Non-controlling Interests	Total Equity
Predecessor
Balance at March 31, 2018	—	$—	98,193	$1	$1,131	$891	$(148)	$1,875	$7	$1,882
Shares surrendered under incentive compensation plan	—	—	(30)	—	—	—	(2)	(2)	—	(2)
Share-based compensation	—	—	—	—	4	—	—	4	—	4
Dividends to non-controlling interests	—	—	—	—	5	—	—	5	(6)	(1)
Net income	—	—	—	—	—	58	—	58	—	58
Balance at June 30, 2018	—	$—	98,163	$1	$1,140	$949	$(150)	$1,940	$1	$1,941

Successor
Balance at March 31, 2019	1,000	$—	91,042	$1	$1,095	$662	$—	$1,758	$3	$1,761
Shares issued / (surrendered) under incentive compensation plan	—	—	19	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5	—	—	5	—	5
Net loss	—	—	—	—	—	(87)	—	(87)	(1)	(88)
Balance at June 30, 2019	1,000	$—	91,061	$1	$1,100	$575	$—	$1,676	$2	$1,678

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Operating Activities
Net (loss) income attributable to Successor/Predecessor	$(273)	$218
Adjustments to reconcile net (loss) income to net cash attributable to operating activities:
Deferred tax (benefit) expense	(76)	40
Net loss attributable to non-controlling interests	(1)	—
Net gain on mortgage loans held for sale	(428)	(251)
Interest income on reverse mortgage loan	(167)	(237)
Gain on sale of assets	—	(9)
Provision for servicing reserves	30	54
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	695	(155)
Fair value changes in excess spread financing	(74)	74
Fair value changes in mortgage servicing rights financing liability	11	6
Fair value changes in mortgage loan held for investment	(3)	—
Amortization of premiums, net of discount accretion	(25)	6
Depreciation and amortization for property and equipment and intangible assets	45	29
Share-based compensation	9	8
Repurchases of forward loan assets out of Ginnie Mae securitizations	(715)	(475)
Mortgage loans originated and purchased for sale, net of fees	(15,727)	(10,639)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	15,429	11,500
Changes in assets and liabilities:
Advances and other receivables	249	355
Reverse mortgage interests	1,056	1,326
Other assets	(118)	10
Payables and other liabilities	31	9
Net cash attributable to operating activities	(52)	1,869

Investing Activities
Acquisitions, net of cash acquired	(85)	—
Property and equipment additions, net of disposals	(27)	(31)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(409)	(123)
Net payment related to acquisition of HECM related receivables	—	(1)
Proceeds on sale of forward and reverse mortgage servicing rights	279	—
Proceeds on sale of assets	—	13
Net cash attributable to investing activities	(242)	(142)

Continued on following page. See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Financing Activities
Increase (decrease) in warehouse facilities	1,173	(199)
Decrease in advance facilities	(40)	(339)
Repayment of notes payable	(294)	—
Proceeds from issuance of HECM securitizations	398	443
Proceeds from sale of HECM securitizations	20	—
Repayment of HECM securitizations	(434)	(423)
Proceeds from issuance of participating interest financing in reverse mortgage interests	156	184
Repayment of participating interest financing in reverse mortgage interests	(1,004)	(1,368)
Proceeds from the issuance of excess spread financing	437	70
Repayment of excess spread financing	(12)	(2)
Settlement of excess spread financing	(107)	(91)
Repayment of nonrecourse debt – legacy assets	(6)	(6)
Repurchase of unsecured senior notes	—	(62)
Repayment of finance lease liability	(2)	—
Surrender of shares relating to stock vesting	(2)	(6)
Debt financing costs	(1)	(7)
Dividends to non-controlling interests	—	(1)
Net cash attributable to financing activities	282	(1,807)
Net decrease in cash, cash equivalents, and restricted cash	(12)	(80)
Cash, cash equivalents, and restricted cash - beginning of period	561	575
Cash, cash equivalents, and restricted cash - end of period(1)	$549	$495

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$74	$373
Net cash (refunded) paid for income taxes	$(1)	$36

(1)	The following table provides a reconciliation of cash, cash equivalents and restricted cash to amount reported within the consolidated balance sheets.

	Successor	Predecessor
	June 30, 2019	June 30, 2018
Cash and cash equivalents	$245	$185
Restricted cash	304	310
Total cash, cash equivalents, and restricted cash	$549	$495

See accompanying notes to the consolidated financial statements (unaudited).

MR COOPER GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc., collectively with its consolidated subsidiaries, (“Mr. Cooper”, the “Company”, “we”, “us” or “our”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper® and Xome®. Mr. Cooper is one of the largest home loan originators and servicers in the country focused on delivering a variety of servicing and lending products, services and technologies. Xome provides real estate data as well as a range of services including real estate brokerage, title, closing, valuation and field services to lenders, investors and consumer. The Company’s corporate website is located at www.mrcoopergroup.com.

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

Recent Accounting Guidance Not Yet Adopted
Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), requires expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable and supportable forecasts. The update eliminates the probable initial recognition threshold in current GAAP and instead reflects an entity’s current estimate of all expected credit losses over the life of the asset. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. ASU 2016-13 is effective for interim periods beginning after December 15, 2019. The Company is currently evaluating the potential impact of ASU 2016-13 on its consolidated financial statements. As part of the evaluation process, the Company has performed a scoping analysis, developed a detailed project plan, and is currently in process of completing documentation. The Company has also formed an internal committee from various internal departments to assist in the documentation and review of such documentation regarding the implementation of the new standard.

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

The acquisition has been accounted for in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 (“ASC 805”), Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The determination of fair value estimates requires management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments. The purchase price was estimated to be $116 as of the closing date and such amount was paid by the Company as required by the Unit Purchase Agreement (UPA). In accordance with the terms of the UPA, the seller has formally disputed the estimated purchase price. As a result of the dispute, the final purchase price is subject to adjustment until the end of the measurement period (up to one year from the acquisition date) which would result in an increase to cash consideration paid and goodwill. Solely for this purpose, the Company estimates that it is reasonably possible that the adjustment to the final purchase price would range between $0 and $16. During the second quarter of 2019, the Company finalized its purchase price allocation subject to resolution of the above dispute. Based on the allocation of fair value, goodwill of $40 has been recorded, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to the assembled workforce and synergies with the Company’s current operations. $28 and $12 of the goodwill is assigned to the Origination and Servicing segments, respectively, based on expected cash flows and is expected to be deductible for tax purposes.

Estimated Fair Value of Net Assets Acquired (1):
Cash and cash equivalents	$37
Restricted cash	2
Mortgage servicing rights	271
Advances and other receivables	84
Mortgage loans held for sale	536
Mortgage loans held for investment	1
Property and equipment	8
Other assets	483
Fair value of assets acquired	1,422
Notes payable(2)	294
Advance facilities	13
Warehouse facilities	393
Payables and other liabilities	530
Other nonrecourse debt	129
Fair value of liabilities assumed	1,359
Total fair value of net tangible assets acquired	63
Intangible assets:
Customer relationships(3)	13
Goodwill	40
Preliminary purchase price	$116

(1)	Estimated Fair Value of Net Assets Acquired is subject to change due to dispute of purchase price.

(2)	Notes payable was subsequently paid off in February 2019 after the consummation of the acquisition.

(3)	The estimated fair values for customer relationships were measured using the excess earnings method and were determined to have a remaining useful life of 10 years.

During the second quarter of 2019, the Company obtained additional information that existed as of the acquisition date and updated its estimated accrued liabilities, which resulted in $11 increase to payables and other liabilities. In addition, the third-party valuation specialists finalized their valuation of intangible assets acquired by the Company, which resulted in $2 increase to the fair value of the intangible assets acquired. The Company also wrote off $2 property and equipment acquired as it finalized its valuation of property and equipment. Total adjustments to goodwill in the second quarter of 2019 were $11. Goodwill totaled $40 as of June 30, 2019 after taking into account these measurement period adjustments.

The Company incurred total acquisition costs of $2 during the three months ended June 30, 2019, of which $1 are included in salaries, wages and benefits expense and $1 in general and administrative expense in the Company’s consolidated statements of operations. The Company incurred total acquisition costs of $4 during the six months ended June 30, 2019, of which $2 are included in salaries, wages and benefits expense and $2 in general and administrative expense in the Company’s consolidated statements of operations. The acquisition costs were primarily related to legal, accounting and consulting services.

For the three and six months ended June 30, 2019, the operations contributed by this acquisition generated consolidated total revenues of $79 and $118 and income before income tax of $36 and $50, respectively, which are reported in the Company’s consolidated statements of operations.

The following unaudited pro forma financial information presents the combined results of operations for the three and six months ended June 30, 2019, as if the acquisition had occurred on January 1, 2019.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Pro forma total revenues	$399	$668

Pro forma net loss	$(87)	$(271)

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

The acquisition has been accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company recorded final goodwill of $65, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to the assembled workforce and synergies from the future growth and strategic advantages in the mortgage industry. The entire goodwill is assigned to the Servicing segment and will not be deductible for tax purposes.

The table below presents the calculation of aggregate purchase price.

Purchase Price:
Converted WMIH common shares (prior to reverse stock split) in millions	394
Price per share, based on price of $1.398 for WMIH stock on July 31, 2018	$1.398
Purchase price from common stock issued	551
Purchase price from cash payment	1,226
Total purchase price	$1,777

The allocation of the fair value of the acquired business was based on final valuations of the estimated net fair value of the assets acquired. The determination of fair value estimates required management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments. The Company’s estimates were subject to change as the Company obtained additional information and finalized its review of estimates during the measurement period (up to one year from the acquisition date). The Company recorded any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments were determined. The Company finalized its allocation of fair value of consideration transferred in the three months ended June 30, 2019.

The final allocation of the purchase price to the acquired assets and liabilities is as follows:

Final Estimated Fair Value of Net Assets Acquired:
Cash and cash equivalents	$166
Restricted cash	430
Mortgage servicing rights	3,422
Advances and other receivables	1,262
Reverse mortgage interests	9,189
Mortgage loans held for sale	1,514
Mortgage loans held for investment	125
Property and equipment	96
Other assets	610
Fair value of assets acquired	16,814
Unsecured senior notes	1,830
Advance facilities	551
Warehouse facilities	2,701
Payables and other liabilities	1,352
MSR related liabilities—nonrecourse	1,065
Mortgage servicing liabilities	123
Other nonrecourse debt	7,583
Fair value of liabilities assumed	15,205
Total fair value of net tangible assets acquired	1,609
Intangible assets(1)	103
Goodwill	65
Purchase price	$1,777

(1)	The following intangible assets were acquired in the Nationstar acquisition.

	Useful Life (Years)	Fair Value
Customer relationships(i)	6	$61
Tradename(ii)	5	8
Technology(ii)	3-5	11
Internally developed software(iii)	2	23
Total		$103

(i)	The estimated fair values for customer relationships were measured using the excess earnings method.

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

The preliminary allocation of fair value as of December 31, 2018 resulted in goodwill of $10. During the first quarter of 2019, the Company obtained additional information in finalizing its review regarding a market participant view of the cost to service assumption related to the valuation of reverse mortgage assets and liabilities. This additional information was used in finalizing the Company’s review of the fair value of the reverse mortgage assets and liabilities and resulted in a reduction of $24 in reverse mortgage interests, a reduction of $6 in reverse mortgage servicing rights and an increase of $37 in mortgage servicing liabilities. In addition, a reduction of $12 in payables and other liabilities was recorded for the tax impact related to the revised valuation, for a total adjustment to goodwill of $55. As a result of the revised fair value, the Company recorded $7 to service related, net revenue and $1 to interest income, for a total $8 increase to earnings in the consolidated statement of operations for the first quarter of 2019. During the second quarter of 2019, the Company finalized its allocation of purchase price which did not result in any significant additional measurement period adjustments. There was a total goodwill of $65 as of June 30, 2019 after taking into account these measurement period adjustments.

WMIH incurred total acquisition costs of $92 prior to the consummation of the Merger, of which $3 and $7 was incurred in the three and six months ended June 30, 2018, respectively. The acquisition costs were primarily related to legal, accounting and consulting services and were expensed as incurred through July 31, 2018. Included in the total acquisition costs was a transaction fee of $25 to KKR Capital Markets LLC (“KCM”), an affiliate of KKR Wand Investors Corporation, which is WMIH’s largest stockholder, for acting as a non-exclusive financial advisor to WMIH with respect to the Merger and an arrangement fee of $7 to KCM for acting as a placement agent with respect to a bridge financing facility in connection with the Merger that was not executed. In addition, WMIH incurred $38 of costs related to borrowings under the New Notes, which was capitalized in debt costs.

WMIH also paid KCM a deferred fee of $8, which initially reduced the carrying value of the Series B Preferred Stock. This fee was payable in connection with the conversion of Series B Preferred Stock to WMIH common stock upon consummation of the Merger.

The Predecessor incurred total acquisition costs of $27 in connection with the Merger. Included in the Predecessor’s consolidated statements of operations for the three and six months ended June 30, 2018 were $1 and $4, respectively, of acquisition costs incurred by Nationstar. Included in the Company’s consolidated statements of operations for the six months ended June 30, 2019 were $1 of acquisition costs related to the compensation arrangements incurred by the Company related to the Merger. There were no acquisition costs related to the Merger included in the Company’s statements of operations for the three months ended June 30, 2019.

Acquisition of Assurant Mortgage Solutions (“AMS”)
On August 1, 2018, Xome Holdings LLC, a wholly-owned subsidiary of the Company, acquired AMS for $38 in cash with additional consideration dependent on the achievement of certain future performance targets, which was initially estimated at $15 as of December 31, 2018. Total purchase price was estimated at $53. The acquisition expands Xome’s product footprint and grows its third-party client portfolio across its valuation, title and field services businesses. The Company finalized its purchase price allocation and recorded intangible assets of $24 and goodwill of $13 in 2018. The Company expects the entire goodwill balance to be deductible for tax purposes. Under ASC 805, Business Combinations, the contingent consideration was remeasured to fair value of $4 at March 31, 2019 and remained unchanged at June 30, 2019. The $11 change in the fair value was included in other income (expenses) within the consolidated statement of operations for the six months ended June 30, 2019.

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities.

	Successor
MSRs and Related Liabilities	June 30, 2019	December 31, 2018
Forward MSRs - fair value	$3,505	$3,665
Reverse MSRs - amortized cost	6	11
Mortgage servicing rights	$3,511	$3,676

Mortgage servicing liabilities - amortized cost	$80	$71

Excess spread financing - fair value	$1,429	$1,184
Mortgage servicing rights financing - fair value	43	32
MSR related liabilities - nonrecourse at fair value	$1,472	$1,216

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage (“forward”) loans for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights related to both agency and non-agency loans.

The following table sets forth the activities of forward MSRs.

	Successor	Predecessor
MSRs - Fair Value	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Fair value - beginning of period	$3,665	$2,937
Additions:
Servicing retained from mortgage loans sold	169	139
Purchases of servicing rights(1)	689	132
Dispositions:
Sales of servicing assets	(294)	4
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	(542)	283
Other changes in fair value	(182)	(139)
Fair value - end of period	$3,505	$3,356

(1)
Purchases of servicing rights during the six months ended June 30, 2019 includes $271 of mortgage servicing rights that were acquired from Pacific Union. See Note 2, Acquisitions for further discussion. In addition, on January 3, 2019, the Company entered into a subservicing contract for $24 billion in mortgages, which were subsequently purchased on May 1, 2019, resulting in additional $253 servicing rights in the second quarter of 2019.

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company’s continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment. During the six months ended June 30, 2019 and 2018, the Company and the Predecessor sold $22,932 and $1,203 in unpaid principal balance (“UPB”) of forward MSRs, of which $20,560 and $1 in UPB were retained by the Company and the Predecessor as subservicer, respectively.

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

The following table provides a breakdown of credit sensitive and interest sensitive unpaid principal balance (“UPB”) for the Company’s forward MSRs.

	Successor
	June 30, 2019		December 31, 2018
MSRs - Sensitivity Pools	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$167,381	$1,797	$135,752	$1,495
Interest sensitive	148,631	1,708	159,729	2,170
Total	$316,012	$3,505	$295,481	$3,665

The Company used the following key weighted-average inputs and assumptions in estimating the fair value of MSRs.

	Successor
	June 30, 2019	December 31, 2018
Credit Sensitive
Discount rate	10.6%	11.3%
Prepayment speeds	13.5%	11.8%
Average life	5.9 years	6.4 years

Interest Sensitive
Discount rate	8.9%	9.3%
Prepayment speeds	13.9%	10.0%
Average life	5.6 years	7.0 years

Total MSR Portfolio
Discount rate	9.7%	10.2%
Prepayment speeds	13.7%	10.8%
Average life	5.8 years	6.7 years

The following table shows the hypothetical effect on the fair value of the Successor’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated.

	Successor
	Discount Rate		Total Prepayment Speeds
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2019
Mortgage servicing rights	$(127)	$(245)	$(169)	$(325)

December 31, 2018
Mortgage servicing rights	$(137)	$(265)	$(129)	$(250)

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

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
The Company services certain HECM reverse mortgage loans with an unpaid principal balance of $25,569 and $28,415 as of June 30, 2019 and December 31, 2018, respectively. Mortgage servicing liabilities (“MSL”) had an ending balance of $80 and $71 as of June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company and the Predecessor accreted $28 and $11 of the MSL and recorded other MSL adjustments of $37 and $3, respectively. The MSL adjustment recorded by the Company relates to the fair value adjustments for MSL assumed from the Merger resulting from the revised cost to service assumption used in the valuation of MSL during the measurement period. See Note 2, Acquisitions for further information. An accretion recorded by the Predecessor relates to previous portfolio acquisitions.

Reverse MSR had an ending balance of $6 and $11 as of June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019, the Company amortized $1 and recorded other MSR adjustments of $6. The MSR adjustment recorded by the Company relates to the fair value adjustments for MSR assumed from the Merger resulting from the revised cost to service assumption used in the valuation of MSR during the measurement period. See Note 2, Acquisitions for further information. For the six months ended June 30, 2018, the Predecessor recorded other MSR adjustments of $4.

The fair value of the reverse MSR was $7 and $11 as of June 30, 2019 and December 31, 2018, respectively. The fair value of the MSL was $44 and $53 as of June 30, 2019 and December 31, 2018, respectively. Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management’s assessment at June 30, 2019, no impairment or increased obligation was needed.

Excess Spread Financing - Fair Value
In order to finance the acquisition of certain MSR portfolios, the Company has entered into sale and assignment agreements with a third-party associated with funds and accounts under management of BlackRock Financial Management Inc. (“BlackRock”), a third-party associated with funds and accounts under management of Värde Partners, Inc. (“Varde”) and with certain affiliated entities formed and managed by New Residential Investment Corp. (“New Residential”). The Company sold to these entities the right to receive a specified percentage of the cash flow generated from the portfolios in excess of a fixed base servicing fee per loan. The Company retains the base servicing fee, along with ancillary income and interest float earnings on principal and interest payments and escrows, and also incurs costs to service the specified pool. The Company is the legal owner and the servicer of the portfolios and provides all servicing and advancing functions.

In connection with the above transactions, the Company entered into refinanced loan obligations with New Residential, BlackRock and Varde that require the Company to transfer the new loan or a replacement loan of similar economic characteristics into the respective portfolio if the Company refinances any loan in the portfolio. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above.

The Company used the following weighted-average assumptions in the Company’s valuation of excess spread financing.

	Successor
	June 30, 2019	December 31, 2018
Excess Spread Financing
Discount rate	9.6%	10.4%
Prepayment speeds	13.1%	11.0%
Recapture rate	20.2%	18.6%
Average life	5.7 years	6.5 years

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated.

	Successor
	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2019
Excess spread financing	$53	$111	$58	$121

December 31, 2018
Excess spread financing	$47	$99	$38	$81

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

Mortgage Servicing Rights Financing - Fair Value
From December 2013 through June 2014, the Predecessor entered into agreements to sell a contractually specified base servicing fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third-party investors. The purpose of this transaction was to facilitate the financing of advances for private label mortgages. The Company continues to be the named servicer, and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with the Company. Accordingly, the Company records the MSR and an MSR financing liability associated with this transaction in its consolidated balance sheets. The MSR financing liability reflects the incremental costs of this transaction relative to the market participant assumptions contained in the MSR valuation.

The following table sets forth the weighted average assumptions used in the valuation of the mortgage servicing rights financing liability.

	Successor
Mortgage Servicing Rights Financing Assumptions	June 30, 2019	December 31, 2018
Advance financing rates	3.7%	4.2%
Annual advance recovery rates	19.3%	19.0%

Mortgage Servicing Rights - Revenues

The following table sets forth the items comprising revenues associated with servicing loan portfolios.

	Successor		Predecessor
Servicing Revenue	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Contractually specified servicing fees(1)	$307	$588	$245	$495
Other service-related income(1)(2)	32	82	28	56
Incentive and modification income(1)	10	17	18	33
Late fees(1)	27	52	22	46
Reverse servicing fees	8	17	14	33
Mark-to-market adjustments(3)	(231)	(524)	19	171
Counterparty revenue share(4)	(70)	(118)	(50)	(95)
Amortization, net of accretion(5)	(56)	(79)	(48)	(96)
Total servicing revenue	$27	$35	$248	$643

(1)	Amounts include subservicing related revenues.

(2)
Amount for the six months ended June 30, 2019 includes a gain of $21 from the execution of a clean-up call option on a reverse mortgage loan trust, as the Company was the master servicer and holder of clean-up call rights.

(3)
Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows for the Company and Predecessor was $17 and $22 for the three months ended June 30, 2019 and 2018, respectively, and $28 and $34 for the six months ended June 30, 2019 and 2018, respectively.

(4)
Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSRs financing arrangements.

(5)
Amortization for the Company is net of excess spread accretion of $59 and MSL accretion of $11 for the three months ended June 30, 2019. Amortization for the Predecessor is net excess spread accretion of $37 for the three months ended June 30, 2018. For the six months ended June 30, 2019, the amortization for the Company is net of excess spread accretion of $95 and MSL accretion of $29. Amortization of the Predecessor is net of excess spread of $67 for the six months ended June 30, 2018. The Predecessor recorded MSL accretion within reverse servicing fees, whereas the Successor has elected to record MSL accretion within Amortization, net of accretion.

4. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following.

	Successor
	June 30, 2019	December 31, 2018
Servicing advances, net of $156 and $205 discount, respectively	$878	$1,000
Receivables from agencies, investors and prior servicers, net of $48 and $48 discount, respectively	220	241
Reserves	(98)	(47)
Total advances and other receivables, net	$1,000	$1,194

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

Receivables from prior servicers totaled $96 and $94 for Company’s forward loan portfolio at June 30, 2019 and December 31, 2018, respectively.

The following table sets forth the activities of the reserves for advances and other receivables.

	Successor		Predecessor
Reserves for Advances and Other Receivables	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Balance - beginning of period	$71	47	$277	$284
Provision and other additions(1)	37	67	38	60
Write-offs	(10)	(16)	(21)	(50)
Balance - end of period	$98	$98	$294	$294

(1)
The Company and the Predecessor recorded a provision of $17 and $22 through the MTM adjustments in service related revenues for the three months ended June 30, 2019 and 2018, respectively, and $28 and $34 for the six months ended June 30, 2019 and 2018, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
In connection with the acquisition of Pacific Union in February 2019, the Company recorded the acquired advances and other receivables at estimated fair value as of the acquisition date, which resulted in a purchase discount of $19. Refer to Note 2, Acquisitions for discussion of the Pacific Union acquisition. In 2018, the Company recorded the acquired advances and other receivables in connection with the Merger at estimated fair value as of the acquisition date, which resulted in a purchase discount of $302.

As of June 30, 2019, a total of $117 purchase discount has been utilized with $204 purchase discount remaining.

The following table sets forth the activities of the purchase discounts for advances and other receivables.

	Successor
	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Purchase Discounts	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$169	$48	$205	$48
Addition from acquisition	—	—	19	—
Utilization of purchase discounts	(13)	—	(68)	—
Balance - end of period	$156	$48	$156	$48

5. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consists of the following:

	Successor
Reverse Mortgage Interests, Net	June 30, 2019	December 31, 2018
Participating interests in HECM mortgage-backed securities (“HMBS”), net of $18 and $58 premium, respectively	$4,952	$5,664
Other interests securitized, net of $84 and $100 discount, respectively	1,023	1,064
Unsecuritized interests, net of $97 and $122 discount, respectively	1,143	1,219
Reserves	(8)	(13)
Total reverse mortgage interests, net	$7,110	$7,934

Participating Interests in HMBS
Participating interests in HMBS consist of the Company’s reverse mortgage interests in HECM loans which have been transferred to GNMA and subsequently securitized through the issuance of HMBS. The Company does not own these loans, but due to HMBS program buyout requirements, such interests are consolidated on the Company’s balance sheet. The Company does not originate reverse mortgages, but during the six months ended June 30, 2019 and 2018, a total of $149 and $174 in UPB associated with new draws on existing loans was transferred to GNMA and securitized by the Company and Predecessor, respectively.

In March 2019, the Company entered into an agreement with Fannie Mae for the transfer of reverse mortgage loans. As a result, $61 was transferred from Fannie Mae and securitized into GNMA HMBS during the six months ended June 30, 2019.

Other Interests Securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria primarily because they have reached 98% of their Max Claim Amount (“MCA”) established at origination in accordance with HMBS program guidelines, which require buyout of the respective HMBS trust. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. During the six months ended June 30, 2019, the Company securitized a total of $398 UPB through Trust 2019-1 and a total of $249 UPB from Trust 2017-2 was called and the related debt was extinguished. See Note 10, Indebtedness for additional information. The Company sold $20 UPB of Trust 2018-3 retained bonds during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Predecessor securitized a total of $443 UPB through Trust 2018-1 and a total of $284 UPB from Trust 2016-2 and Trust 2016-3 were called and the related debt was extinguished. Refer to Other Nonrecourse Debt in Note 10, Indebtedness, for additional information.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consist of the following:

	Successor
	June 30, 2019	December 31, 2018
Repurchased HECM loans (exceeds 98% MCA)	$896	$949
HECM related receivables	281	300
Funded borrower draws not yet securitized	48	76
REO-related receivables	15	16
Purchase discount	(97)	(122)
Total unsecuritized interests	$1,143	$1,219

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the MCA established at origination in accordance with HMBS program guidelines. The Company and the Predecessor repurchased a total of $1,457 and $2,109 of HECM loans out of GNMA HMBS securitizations during the six months ended June 30, 2019 and 2018, respectively, of which $371 and $444 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively. To the extent a loan is not subject to applicable servicing agreements and assigned to a third party, the loan is either subject to assignment to the U.S. Department of Housing and Urban Development (“HUD”), per contractual obligations with GNMA, liquidated via a payoff from the borrower or liquidated via a foreclosure according to the terms of the underlying mortgage.

As discussed above, the Company estimates and records an asset for probable recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $13 and $18 for the Company’s reverse loan portfolio at June 30, 2019 and December 31, 2018, respectively.

Reserves for Reverse Mortgage Interests
The Company records reserves related to reverse mortgage interests based on potential unrecoverable costs and loss exposures expected to be realized. Recoverability is determined based on the Company’s ability to meet HUD servicing guidelines and is assessed with respect to two different categories of expenses: financial and operational. Financial exposures are defined as the cost of doing business related to servicing the HECM product and include potential unrecoverable costs primarily based on HUD claim guidelines related to recoverable expenses and unfavorable changes in the appraised value of the loan collateral. Operational exposures are defined as unrecoverable debenture interest curtailments imposed for missed HUD-specified servicing timelines and non-claimable UPB that exceeds the MCA upon assignment of the loan collateral to HUD (“MCA Exposure”). Reserves for reverse mortgage interests are related to both financial and operational exposures.

The activity of the reserves for reverse mortgage interests is set forth below.

	Successor		Predecessor
Reserves for reverse mortgage interests	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Balance - beginning of period	$8	$13	$134	$115
Provision (release), net	2	2	(6)	20
Write-offs	(2)	(7)	(11)	(18)
Balance - end of period	$8	$8	$117	$117

Purchase Discount for Reverse Mortgage Interests
In connection with the Merger, the Company recorded the acquired reverse mortgage interests at estimated fair value as of the acquisition date, which resulted in a purchase premium of $42 for participating interests in HMBS, and a purchase discount of $298 for Other Interest Securitized and Unsecuritized Interests due to the higher exposure to financial and operational losses of servicing the loans through foreclosure and collateral liquidation.

The following table sets forth the activities of the purchase premiums and discounts for reverse mortgage interests.

	Successor
	Three Months Ended June 30, 2019
Purchase premiums and discounts for reverse mortgage interests	Net Premium for Participating Interests in HMBS(1)	Net Discount for Other Interest Securitized(1)	Net Discount for Unsecuritized Interests(1)
Balance - beginning of period	$36	$(112)	$(95)
Utilization of purchase discounts	—	7	5
(Amortization)/Accretion	(23)	28	(9)
Transfers(3)	5	(7)	2
Balance - end of period	$18	$(84)	$(97)

	Successor
	Six Months Ended June 30, 2019
Purchase premiums and discounts for reverse mortgage interests	Net Premium for Participating Interests in HMBS(1)	Net Discount for Other Interest Securitized(1)	Net Discount for Unsecuritized Interests(1)
Balance - beginning of period	$58	$(100)	$(122)
Adjustments(2)	(16)	(2)	(6)
Utilization of purchase discounts	—	13	27
(Amortization)/Accretion	(37)	13	9
Transfers(3)	13	(8)	(5)
Balance - end of period	$18	$(84)	$(97)

(1)	Net position as certain items are in a premium/(discount) position, based on the characteristics of underlying tranches of loans.

(2)
Adjustments to premium/(discount) due to revised cost to service assumption utilized in the valuation of reverse mortgage assets and liabilities acquired from the Merger. See Note 2, Acquisitions for additional information.

(3)	Transfer of premium/(discount) based on the transfer of associated loans between categories consistent with the underlying loan characteristics.

In connection with previous reverse mortgage portfolio acquisitions, the Predecessor recorded a purchase discount within Unsecuritized Interests. The following table sets forth the activities of the purchase discounts for reverse mortgage interests.

	Predecessor
Purchase discounts for reverse mortgage interests	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Balance - beginning of period	$(90)	$(89)
Additions	—	(7)
Accretion	6	12
Balance - end of period	$(84)	$(84)

Reverse Mortgage Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans, in accordance with FHA guidelines. Total interest earned on the Company’s and the Predecessor’s reverse mortgage interests was $85 and $118 for the three months ended June 30, 2019 and 2018, respectively, and $167 and $237 for the six months ended June 30, 2019 and 2018, respectively.

6. Mortgage Loans Held for Sale and Investment

Mortgage Loans Held for Sale
The Company maintains a strategy of originating and purchasing residential mortgage loan products primarily for the purpose of selling to GSEs or other third-party investors in the secondary market on a servicing-retained basis. The Company purchases closed loans through its correspondent channel and assists customers currently in the Company’s servicing portfolio with refinancing of loans or new home purchases through its Direct to Consumer channel. Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

Mortgage loans held for sale are recorded at fair value as set forth below.

	Successor
	June 30, 2019	December 31, 2018
Mortgage loans held for sale – UPB	$3,268	$1,568
Mark-to-market adjustment(1)	154	63
Total mortgage loans held for sale	$3,422	$1,631

(1)	The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as interest income in the consolidated statements of operations.

The total UPB of mortgage loans held for sale on non-accrual status was as follows:

	Successor
	June 30, 2019		December 31, 2018
Mortgage Loans Held for Sale - UPB	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$26	$24	$45	$42

(1)	Non-accrual includes $21 and $40 of UPB related to Ginnie Mae repurchased loans as of June 30, 2019 and December 31, 2018, respectively.

From time to time, the Company exercises its right to repurchase individual delinquent loans in Ginnie Mae securitization pools to minimize interest spread losses, to re-pool into new Ginnie Mae securitizations or to otherwise sell to third-party investors. During the six months ended June 30, 2019, the Company repurchased $72 of delinquent Ginnie Mae loans and securitized or sold to third-party investors $117 of previously repurchased Ginnie Mae loans. During the six months ended June 30, 2018, the Predecessor repurchased $109 of delinquent Ginnie Mae loans and securitized or sold to third-party investors $135 of previously repurchased loans.

For the six months ended June 30, 2019 and 2018, $19 and $92 of the repurchased loans have re-performed and were held in accrual status, respectively, and remaining balances continue to be held under a non-accrual status.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $16 and $33 as of June 30, 2019 and December 31, 2018, respectively.

The following table details a roll forward of the change in the account balance of mortgage loans held for sale.

	Successor	Predecessor
Mortgage loans held for sale	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Balance - beginning of period	$1,631	$1,891
Mortgage loans originated and purchased, net of fees(1)	16,257	10,630
Loans sold	(15,203)	(11,377)
Repurchase of loans out of Ginnie Mae securitizations	715	475
Transfer of mortgage loans held for sale to advances/accounts receivable, net related to claims(2)	(7)	(6)
Net transfer of mortgage loans held for sale from REO in other assets(3)	7	12
Changes in fair value	16	1
Other purchase-related activities(4)	6	9
Balance - end of period	$3,422	$1,635

(1)
Mortgage loans originated and purchased during the six months ended June 30, 2019 includes $536 of loans held for sale that were acquired from Pacific Union. See Note 2, Acquisitions for further discussion.

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

For the six months ended June 30, 2019 and 2018, the Company and the Predecessor received proceeds of $15,422 and $11,491, respectively, on the sale of mortgage loans held for sale, resulting in gains of $219 and $114, respectively.

The Company has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased in connection with loan modifications and loan resolution activity and with the intent to re-pool into new Ginnie Mae securitizations upon re-performance of the loan or to otherwise sell to third-party investors. Therefore, these loans are classified as held for sale.

Mortgage Loans Held for Investment
The following sets forth the composition of mortgage loans held for investment.

	Successor
	June 30, 2019	December 31, 2018
Mortgage loans held for investment – UPB	$148	$156
Fair value adjustments	(34)	(37)
Total mortgage loans held for investment at fair value	$114	$119

The total UPB of mortgage loans held for investment on non-accrual status was as follows.

	Successor
	June 30, 2019		December 31, 2018
Mortgage Loans Held for Investment - UPB	UPB	Fair Value	UPB	Fair Value
Non-accrual	$21	$10	$27	$13

The following table sets forth the activities of mortgage loans held for investment.

Successor
Mortgage loans held for investment at fair value	Six Months Ended June 30, 2019
Balance - beginning of period	$119
Payments received from borrowers	(8)
Changes in fair value	3
Balance - end of period	$114

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was $11 and $15 as of June 30, 2019 and December 31, 2018, respectively.

7. Leases

Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and payables and other liabilities, respectively, on its consolidated balance sheets as of June 30, 2019. The Company does not currently have any significant finance leases in which it is the lessee. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in general and administrative expenses in the consolidated statements of operations. The Company’s leases relate primarily to office space and equipment, with remaining lease terms of generally 1 to 9 years. Certain lease arrangements contain extension options, which typically range from 3 to 5 years, at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. As of June 30, 2019, operating lease ROU assets and liabilities were $139 and $148, respectively.

The table below summarizes the Company’s net lease cost:

	Successor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$11	$19
Short-term lease cost(1)	—	1
Sublease income	(1)	(1)
Net lease cost	$10	$19

(1) Amount for three months ended June 30, 2019 is less than $1.

The table below summarizes other information related to the Company’s operating leases:

	Successor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$13
Leased assets obtained in exchange for new operating lease liabilities	$28	$155
Weighted average remaining lease term - operating leases, in years	5.7	6.1
Weighted average discount rate - operating leases	5.0%	5.0%

Maturities of operating lease liabilities as of June 30, 2019 are as follows:

Year Ending December 31,	Operating Leases
2019(1)	$19
2020	40
2021	32
2022	23
2023	18
2024 and thereafter	19
Total minimum lease payments	151
Less: imputed interest	3
Total operating lease liabilities	$148

(1)	Excluding the six months ended June 30, 2019.

Finance lease liability was $4 as of June 30, 2019, the majority of which matures within a year.

8. Other Assets

Other assets consist of the following:

	Successor
	June 30, 2019	December 31, 2018
Loans subject to repurchase from Ginnie Mae	$723	$266
Accrued revenues	136	145
Right-of-use assets	139	—
Intangible assets	105	117
Goodwill	120	23
Other	306	244
Total other assets	$1,529	$795

Loans Subject to Repurchase Right from Ginnie Mae
Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The amount as of June 30, 2019 includes $485 attributable to Pacific Union.

Accrued Revenues
Accrued revenues are primarily comprised of service fees earned but not received based upon the terms of the Company’s servicing and subservicing agreements.

Right of Use Assets
Right of use assets are recognized for operating leases as a result of adoption of ASC 842. See Note 7, Leases for additional information.

Goodwill and Intangible Assets
The table below presents changes in the carrying amount of goodwill for the six months ended June 30, 2019.

Successor
Six Months Ended June 30, 2019
Balance - beginning of period	$23
Additions from acquisitions(1)	42
Measurement period adjustment related to Merger(2)	55
Balance - end of period	$120

(1)
As discussed in Note 2, Acquisitions, the Company recorded goodwill of $40 in connection with the acquisition of Pacific Union. In addition, on February 28, 2019, the Company completed the acquisition of the Seterus mortgage servicing platform and assumed certain assets related thereto from IBM (“Seterus acquisition”). In connection with the Seterus acquisition, the Company recorded $2 in goodwill.

(2)	The Company recorded a total measurement period adjustment of $55 to goodwill in 2019 related to the acquisition of Nationstar. See further discussion in Note 2, Acquisitions.

In 2018, the Company recorded goodwill of $10 and $13 in connection with the acquisitions of Nationstar and Assurant Mortgage Solutions, respectively. See further discussion in Note 2, Acquisitions.

In 2019, the Company recorded intangible assets of $13 in connection with the acquisition of Pacific Union. In 2018, the Company recorded intangible assets of $103 and $24 in connection with the acquisitions of Nationstar and Assurant Mortgage Solutions, respectively. See further discussion in Note 2, Acquisitions.
Other
Other primarily includes derivative financial instruments, prepaid expenses, deposits, real estate owned (REO), tax receivables and non-advance related accounts receivable due from investors. See Note 9, Derivative Financial Instruments, for further details on derivative financial instruments.

REO includes $12 and $10 of REO-related receivables with government insurance at June 30, 2019 and December 31, 2018, respectively, limiting loss exposure to the Company.

9. Derivative Financial Instruments

Derivative instruments utilized by the Company primarily include interest rate lock commitments (“IRLCs”), loan purchase commitments (“LPCs”), forward Mortgage Backed Securities (“MBS”) purchase commitments, Eurodollar and Treasury futures and interest rate swap agreements.

Associated with the Company’s derivatives are $25 and $12 in collateral deposits on derivative instruments recorded in other assets on the Company’s consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the consolidated balance sheets.

The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

		Successor
		June 30, 2019		Six Months Ended June 30, 2019
	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2019	$1,659	$47.0	$21.1
Derivative financial instruments
IRLCs	2019	3,649	110.2	50.5
Forward sales of MBS	2019	762	1.1	(0.7)
LPCs	2019	1,327	16.5	14.8
Eurodollar futures(1)	2019-2021	8	—	—
Liabilities
Derivative financial instruments
IRLCs(1)	2019	4	—	—
Forward sales of MBS	2019	4,932	30.3	6.4
LPCs	2019	212	1.3	0.8
Eurodollar futures(1)	2019-2021	12	—	—

		Predecessor
		June 30, 2018		Six Months Ended June 30, 2018
	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2018	$368	$7.2	$7.1
Derivative financial instruments
IRLCs	2018	1,778	60.2	0.9
Forward sales of MBS	2018	568	0.4	(2.0)
LPCs	2018	271	1.7	0.8
Treasury futures	2018	35	0.1	(1.8)
Eurodollar futures(1)	2018-2021	22	—	—
Liabilities
Derivative financial instruments
IRLCs(1)	2018	1	—	—
Forward sales of MBS	2018	2,710	8.0	5.2
LPCs	2018	185	0.7	0.1
Treasury futures(1)	2018	63	—	(1.4)
Eurodollar futures(1)	2020-2021	6	—	—

(1)	Fair values or recorded gains/(losses) of derivative instruments are less than $0.1 for the specified dates.

10. Indebtedness

Notes Payable

					Successor
					June 30, 2019		December 31, 2018
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Nationstar mortgage advance receivable trust	LIBOR + 1.5% to 6.5%	August 2021	Servicing advance receivables	$325	$229	$290	$209	$284
Nationstar agency advance receivable trust	LIBOR + 1.5% to 2.6%	December 2020	Servicing advance receivables	250	162	194	218	255
MBS servicer advance facility (2014)	LIBOR + 2.5%	December 2019	Servicing advance receivables	200	90	131	90	149
Nationstar agency advance financing facility	LIBOR + 1.5% to 7.4%	July 2020	Servicing advance receivables	125	87	99	78	89
Advance facilities principal amount					568	$714	595	$777
Unamortized debt issuance costs					(1)		—
Advance facilities, net					$567		$595

					Successor
					June 30, 2019		December 31, 2018
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral pledged	Outstanding	Collateral pledged
$1,200 warehouse facility	LIBOR + 1.7% to 3.5%	November 2019	Mortgage loans or MBS	$1,200	$715	$762	$560	$622
$1,000 warehouse facility	LIBOR + 1.6% to 2.5%	September 2019	Mortgage loans or MBS	1,000	629	646	137	140
$750 warehouse facility	LIBOR + 1.4% to 2.8%	August 30, 2019	Mortgage loans or MBS	750	416	424	119	122
$800 warehouse facility(1)	LIBOR + 1.5% to 2.9%	April 2020	Mortgage loans or MBS	800	531	576	464	514
$600 warehouse facility	LIBOR + 2.3%	February 2020	Mortgage loans or MBS	600	226	258	151	168
$500 warehouse facility	LIBOR + 1.5% to 3.0%	April 2020	Mortgage loans or MBS	500	382	395	187	200
$500 warehouse facility	LIBOR + 1.5% to 2.8%	November 2019	Mortgage loans or MBS	500	377	410	220	248
$500 warehouse facility	LIBOR + 2.0% to 2.3%	September 2020	Mortgage loans or MBS	500	49	51	290	299
$200 warehouse facility	LIBOR + 1.0%	June 2020	Mortgage loans or MBS	200	194	187	—	—
$200 warehouse facility	LIBOR + 1.5%	December 2019	Mortgage loans or MBS	200	107	103	—	—
$200 warehouse facility	LIBOR + 1.5%	October 2019	Mortgage loans or MBS	200	104	103	—	—
$200 warehouse facility	LIBOR + 2.0%	January 2020	Mortgage loans or MBS	200	88	116	103	132
$200 warehouse facility	LIBOR + 1.2%	April 2021	Mortgage loans or MBS	200	32	33	18	19
$50 warehouse facility	LIBOR + 2.7% to 7.5%	April 2020	Mortgage loans or MBS	50	5	7	—	—
$40 warehouse facility	LIBOR + 3.0%	November 2019	Mortgage loans or MBS	40	1	2	1	2
Warehouse facilities principal amount					3,856	4,073	2,250	2,466
MSR Facility
$400 warehouse facility	LIBOR + 3.5% to 6.1%	June 2021	MSR	400	150	786	100	928
$400 warehouse facility	LIBOR + 2.3%	December 2020	MSR	400	25	215	—	226
$150 warehouse facility(1)	LIBOR + 2.8%	April 2020	MSR	150	—	121	—	430
$50 warehouse facility	LIBOR + 2.8%	August 2020	MSR	50	15	92	—	102
					190	1,214	100	1,686
Warehouse facilities principal amount					4,046	$5,287	2,350	$4,152

Unamortized debt issuance costs					(1)		(1)
Warehouse facilities, net					$4,045		$2,349

Pledged Collateral:
Mortgage loans and mortgage loans held for investment					$3,204	$3,319	$1,528	$1,628
Reverse mortgage interests					652	754	722	838
MSR					190	1,214	100	1,686

(1)	Total capacity amount for this facility is $800 of which $150 is a sublimit for MSR financing.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

	Successor
	June 30, 2019	December 31, 2018
$950 face value, 8.125% interest rate payable semi-annually, due July 2023	$950	$950
$750 face value, 9.125% interest rate payable semi-annually, due July 2026	750	750
$600 face value, 6.500% interest rate payable semi-annually, due July 2021	592	592
$300 face value, 6.500% interest rate payable semi-annually, due June 2022	206	206
Unsecured senior notes principal amount	2,498	2,498
Unamortized debt issuance costs, net of premium, and discount	(36)	(39)
Unsecured senior notes, net	$2,462	$2,459

The ratios included in the indentures for the unsecured senior notes are incurrence-based compared to the customary ratio covenants that are often found in credit agreements that require a company to maintain a certain ratio. The incurrence-based covenants limit the issuer(s) and restricted subsidiaries ability to incur additional indebtedness, pay dividends, make certain investments, create liens, consolidate, merge or sell substantially all of their assets or enter into certain transactions with affiliates. The indentures contain certain events of default, including (subject, in some cases, to customary cure periods and materiality thresholds) defaults based on (i) the failure to make payments under the applicable indenture when due, (ii) breach of covenants, (iii) cross-defaults to certain other indebtedness, (iv) certain bankruptcy or insolvency events, (v) material judgments and (vi) invalidity of material guarantees.

The indentures for the unsecured senior notes provide that the Company may redeem all or a portion of the notes prior to certain fixed dates by paying a make-whole premium plus accrued and unpaid interest, to the redemption dates. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased during the three and six months ended June 30, 2019. The Predecessor repurchased $44 and $60 in principal of outstanding notes during the three and six months ended June 30, 2018 resulting in a loss of $1 and $2, respectively.

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

As of June 30, 2019, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2019	$—
2020	—
2021	592
2022	206
2023	950
Thereafter	750
Total	$2,498

Other Nonrecourse Debt
Other nonrecourse debt consists of the following:

					Successor
					June 30, 2019	December 31, 2018
	Issue Date	Maturity Date	Class of Note	Securitized Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	—	$—	$4,861	$5,607
Securitization of nonperforming HECM loans
Trust 2017-2(2)	September 2017	September 2027	A, M1, M2	—	—	231
Trust 2018-1	March 2018	March 2028	A, M1, M2, M3, M4, M5	252	224	284
Trust 2018-2	August 2018	August 2028	A, M1, M2, M3, M4, M5	198	182	250
Trust 2018-3	November 2018	November 2028	A, M1, M2, M3, M4, M5	284	272	326
Trust 2019-1	June 2019	June 2029	A, M1, M2, M3, M4, M5	398	398	—
Nonrecourse Debt - Legacy	November 2009	October 2039	A	97	22	29
Other nonrecourse debt principal amount					5,959	6,727
Unamortized debt issuance costs, premium, and issuance discount					26	68
Other nonrecourse debt, net					$5,985	$6,795

(1)	Amounts represent the Company’s participating interest in GNMA HMBS securitized portfolios.

(2)	As discussed in Note 5, Reverse Mortgage Interests, Net, Trust 2017-2 was extinguished.

Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Company issues HMBS in connection with the securitization of borrower draws and accrues interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a “participating interest”) in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 2.7% to 6.0%.

Securitizations of Nonperforming HECM Loans
From time to time, the Company securitizes its interests in non-performing reverse mortgages. The transactions provide investors with the ability to invest in a pool of both non-performing HECM loans secured by one-to-four-family residential properties and a pool of REO properties acquired through foreclosure of a deed in lieu of foreclosure in connection with HECM loans that are covered by FHA insurance. The transactions provide the Company with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as reverse mortgage interests and the related financing included in other nonrecourse debt. Interest is accrued at a rate of 2.7% to 6.0% on the outstanding securitized notes and recorded as interest expense in consolidated statements of operations. The HECM securitizations are callable with expected weighted average lives of one to four years. The Company may re-securitize the previously called loans from earlier HECM securitizations to achieve a lower cost of funds.

Nonrecourse Debt – Legacy Assets
During November 2009, the Predecessor completed the securitization of approximately $222 of Asset-Backed Securities (“ABS”), which was accounted for as a secured borrowing. This structure resulted in the Predecessor and subsequently the Company carrying the securitized mortgage loans in its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $151 and $160 at June 30, 2019 and December 31, 2018, respectively. The UPB on the outstanding loans was $22 and $29 at June 30, 2019 and December 31, 2018, respectively, and the carrying value of the nonrecourse debt was $22 and $29, respectively.

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of June 30, 2019. The most restrictive tangible net worth covenant required the Company to maintain a minimum tangible net worth of at least $682.

11. Payables and Other Liabilities

Payables and other liabilities consist of the following:

	Successor
	June 30, 2019	December 31, 2018
Loans subject to repurchase from Ginnie Mae	$723	$266
Payables to servicing and subservicing investors	625	494
Operating lease liabilities	148	—
Payables to GSEs and securitized trusts	42	105
MSR purchases payable including advances	24	182
Other liabilities	554	496
Total payables and other liabilities	$2,116	$1,543

Loans Subject to Repurchase from Ginnie Mae
See Note 8, Other Assets, for a description of assets and liabilities related to loans subject to repurchase from Ginnie Mae. The amount as of June 30, 2019 includes $485 attributable to Pacific Union.

Payables to Servicing and Subservicing Investors and Payables to GSEs and Securitized Trusts
Payables to servicing and subservicing investors, GSEs and securitized trusts represent amounts due to investors, GSEs and securitized trusts in connection with loans serviced that are paid from collections of the underlying loans, insurance proceeds or proceeds from property disposal.

Operating Lease Liabilities
Operating lease liabilities are recognized as a result of adoption of ASC 842 as of January 1, 2019. See Note 7, Leases for additional information.

MSR Purchases Payable Including Advances
MSR purchases payable including advances represent the amounts owed to the seller in connection with the purchase of MSRs.

Other Liabilities
Other liabilities primarily include accrued bonus and payroll, accrued interest, accrued legal expenses, payable to insurance carriers and insurance cancellation reserves, derivative financial instruments, repurchase reserves, accounts payable and other accrued liabilities. Payables to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third-party investors on liquidated loans. See Note 9, Derivative Financial Instruments, for further details on derivative financial instruments.

	Successor		Predecessor
Repurchase Reserves	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Balance - beginning of period	$16	$8	$9	$9
Provisions(1)	8	16	2	3
Releases	(1)	(1)	(2)	(3)
Balance - end of period	$23	$23	$9	$9

(1)
Provision for the six months ended June 30, 2019 is primarily due to repurchase reserve liabilities assumed in connection with the acquisition of Pacific Union. See Note 2, Acquisitions for additional information.

The provision for repurchases represents an estimate of losses to be incurred on the repurchase of loans or indemnification of purchaser’s losses related to forward loans. Certain sale contracts and GSE standards require the Predecessor and subsequently the Company to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties with respect to underwriting standards.

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of loans underwritten prior to mortgage loan crisis period prior to 2008. The Company believes its reserve balance as of June 30, 2019 is sufficient to cover loss exposure associated with repurchase contingencies.

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

	Successor
	June 30, 2019		December 31, 2018
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$59	$40	$70	$63
Reverse mortgage interests, net	—	5,975	—	6,728
Advances and other receivables, net	583	—	628	—
Mortgage loans held for investment, net	113	—	118	—
Other assets	—	9	—	—
Total assets	$755	$6,024	$816	$6,791

Liabilities
Advance facilities(1)	$478	$—	$505	$—
Payables and other liabilities	1	—	1	1
Participating interest financing	—	4,861	—	5,607
HECM Securitizations (HMBS)
Trust 2017-2	—	—	—	231
Trust 2018-1	—	224	—	284
Trust 2018-2	—	182	—	250
Trust 2018-3	—	272	—	326
Trust 2019-1	—	398	—	—
Nonrecourse debt–legacy assets	22	—	29	—
Total liabilities	$501	$5,937	$535	$6,699

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

	Successor
	June 30, 2019	December 31, 2018
Total collateral balances	$1,752	$1,873
Total certificate balances	$1,697	$1,817

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of June 30, 2019 and December 31, 2018 and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below.

	Successor
Principal Amount of Loans 60 Days or More Past Due	June 30, 2019	December 31, 2018
Unconsolidated securitization trusts	$242	$285

13. Stockholders' Equity

Upon the consummation of the Merger, the Company assumed and adopted the Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan (“2012 Plan”), as may be amended, that offers equity-based awards to certain key employees of the Company, consultants, and non-employee directors. Additionally, on May 16, 2019, the Company’s stockholders approved the Mr. Cooper Group Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”) which had previously been approved by the Company’s Board of Directors.

The equity-based awards under the 2012 Plan and the 2019 Plan include restricted stock units (“RSUs”) granted to employees of the Company, consultants, and non-employee directors. These awards are valued at the fair market value of the Company’s or the Predecessor’s common stock on the grant date as defined in the 2012 Plan and the 2019 Plan. During the six months ended June 30, 2019 and 2018, certain key employees of the Company, consultants, and non-employee directors of the Company and the Predecessor were granted 2,449 thousand and 1,071 thousand RSUs, respectively, under the 2012 Plan and the 2019 Plan. The stock awards for employees generally vest in installments of 33.3%, 33.3% and 33.4% respectively on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with the Company during that time or (ii) the participant’s employment has terminated by reason of retirement. The stock awards for non-employee directors generally vest the earlier of (a) the first anniversary of the grant date or (b) the date of the next annual stockholders meeting following the grant date. In addition, upon death or disability, the unvested shares of an award will vest.

The Company and the Predecessor recorded $5 and $4 of expenses related to equity-based awards during the three months ended June 30, 2019 and 2018, respectively, and $9 and $8 for the six months ended June 30, 2019 and 2018, respectively.

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

	Successor		Predecessor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net (loss) income attributable to Successor/Predecessor	$(87)	$(273)	$58	$218
Less: Undistributed earnings attributable to participating stockholders	—	—	—	—
Net (loss) income attributable to common stockholders	$(87)	$(273)	$58	$218

Net (loss) income per common share attributable to Successor/Predecessor:
Basic	$(0.96)	$(3.00)	$0.59	$2.22
Diluted	$(0.96)	$(3.00)	$0.59	$2.20

Weighted average shares of common stock outstanding (in thousands):
Basic	91,054	90,978	98,203	98,037
Dilutive effect of stock awards	—	—	927	1,086
Dilutive effect of participating securities	—	—	—	—
Diluted	91,054	90,978	99,130	99,123

15. Income Taxes

The components of income tax (benefit) expense were as follows:

	Successor		Predecessor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
(Loss) income before income tax (benefit) expense	$(117)	$(350)	$79	$285

Income tax (benefit) expense	$(29)	$(76)	$21	$67

Effective tax rate	24.6%	21.7%	26.5%	23.6%

For the three and six months ended June 30, 2019, the effective tax rate differed from the statutory federal rate of 21% primarily due to permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m) and nondeductible meals and entertainment expenses, as well as other recurring items such as the state tax benefit.

For the three and six months ended June 30, 2018 in the Predecessor period, the effective tax rate differed slightly from the statutory federal rate of 21% primarily due to permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m), favorable discrete adjustments in connection with the remediation of the Company’s uncertain tax position, and other recurring adjustments, such as state tax expense offset by excess tax deficiency related to restricted share-based compensation.

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

Reverse Mortgage Interests, Net (Level 3) – The Company’s reverse mortgage interests are primarily comprised of HECM loans that are insured by FHA and guaranteed by Ginnie Mae upon securitization. Quarterly, the Company estimates fair value using discounted cash flows, obtained from a third-party and supplemented with historical loss experience on the similar assets, with the discount rate approximate that of similar financial instruments, as observed from recent trades within the HMBS. Key assumptions within the model are based on market participant benchmarks and include discount rates, cost to service, weighted average life of the portfolio, and estimated participating income. Discounted cash flows are applied based on collateral stratifications and include loan rate type, loan status (active vs. inactive), and securitization. Prices are also influenced from both internal models and other observable inputs. The Predecessor determined fair value for active reverse mortgage loans based on pricing of the recent securitizations with similar attributes and characteristics, such as collateral values and prepayment speeds and adjusted as necessary for differences. The related timing of these transactions allowed the pricing to consider the current interest rate risk exposures. The Successor determined fair value for all loans based on the applicable tranches established during the Merger valuation. Tranches are segregated based on participation percentages, original loan status as of the Merger date, and interest rate types, and loan status (active vs inactive). Prices are also influenced from both internal models and other observable inputs, including applicable forward interest rate curves. Additionally, historical loss factors are considered within the overall valuation.

Derivative Financial Instruments (Level 2) – The Company enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. The Company has entered into Eurodollar futures contracts as part of its hedging strategy. The futures contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. See Note 9, Derivative Financial Instruments, for more information.

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

	Successor
	June 30, 2019
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$3,421.6	$—	$3,421.6	$—
Mortgage loans held for investment(1)	114.3	—	—	114.3
Mortgage servicing rights(1)	3,504.5	—	—	3,504.5
Derivative financial instruments
IRLCs	110.2	—	110.2	—
Forward MBS trades	1.1	—	1.1	—
LPCs	16.5	—	16.5	—
Eurodollar futures(2)	—	—	—	—
Total assets	$7,168.2	$—	$3,549.4	$3,618.8
Liabilities
Derivative financial instruments
IRLCs(2)	$—	$—	$—	$—
Forward MBS trades	30.3	—	30.3	—
LPCs	1.3	—	1.3	—
Eurodollar futures(2)	—	—	—	—
Mortgage servicing rights financing	42.6	—	—	42.6
Excess spread financing	1,429.4	—	—	1,429.4
Total liabilities	$1,503.6	$—	$31.6	$1,472.0

(1)	Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.

(2)	Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

	Successor
	December 31, 2018
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,630.8	$—	$1,630.8	$—
Mortgage loans held for investment(1)	119.1	—	—	119.1
Forward mortgage servicing rights(1)	3,665.4	—	—	3,665.4
Derivative financial instruments
IRLCs	47.6	—	47.6	—
Forward MBS trades	0.1	—	0.1	—
LPCs	1.7	—	1.7	—
Eurodollar futures(2)	—	—	—	—
Total assets	$5,464.7	$—	$1,680.2	$3,784.5
Liabilities
Derivative financial instruments
Forward MBS trades	$19.3	$—	$19.3	$—
LPCs	0.4	—	0.4	—
Eurodollar futures(2)	—	—	—	—
Mortgage servicing rights financing	31.7	—	—	31.7
Excess spread financing	1,184.4	—	—	1,184.4
Total liabilities	$1,235.8	$—	$19.7	$1,216.1

(1)	Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.

(2)	Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

The table below presents a reconciliation for all of the Company and Predecessor’s Level 3 assets and liabilities measured at fair value on a recurring basis.

	Successor
	Assets		Liabilities
Six Months Ended June 30, 2019	Mortgage servicing rights	Mortgage loans held for investment	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,665	$119	$1,184	$32
Total gains or losses included in earnings	(724)	3	(74)	11
Payments received from borrowers	—	(8)	—	—
Purchases, issuances, sales, repayments and settlements
Purchases	689	—	—	—
Issuances	169	—	438	—
Sales	(294)	—	—	—
Repayments	—	—	(12)	—
Settlements	—	—	(107)	—
Balance - end of period	$3,505	$114	$1,429	$43

	Predecessor
	Assets	Liabilities
Six Months Ended June 30, 2018	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$2,937	$996	$10
Total gains or losses included in earnings	144	74	6
Purchases, issuances, sales, repayments and settlements
Purchases	132	—	—
Issuances	139	70	—
Sales	4	—	—
Repayments	—	(2)	—
Settlements	—	(91)	—
Balance - end of period	$3,356	$1,047	$16

No transfers were made into or out of Level 3 fair value assets and liabilities for the Company and Predecessor for the six months ended June 30, 2019 and 2018, respectively.

The table below presents a summary of the estimated carrying amount and fair value of the Company’s financial instruments.

	Successor
	June 30, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$245	$245	$—	$—
Restricted cash	304	304	—	—
Advances and other receivables, net	1,000	—	—	1,000
Reverse mortgage interests, net	7,110	—	—	7,176
Mortgage loans held for sale	3,422	—	3,422	—
Mortgage loans held for investment, net	114	—	—	114
Derivative financial instruments	128	—	128	—
Financial liabilities
Unsecured senior notes	2,462	2,529	—	—
Advance facilities	567	—	567	—
Warehouse facilities	4,045	—	4,045	—
Mortgage servicing rights financing liability	43	—	—	43
Excess spread financing	1,429	—	—	1,429
Derivative financial instruments	32	—	32	—
Participating interest financing	4,887	—	—	4,886
HECM Securitization (HMBS)
Trust 2018-1	224	—	—	224
Trust 2018-2	182	—	—	182
Trust 2018-3	272	—	—	272
Trust 2019-1	398	—	—	398
Nonrecourse debt - legacy assets	22	—	—	22

	Successor
	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$242	$242	$—	$—
Restricted cash	319	319	—	—
Advances and other receivables, net	1,194	—	—	1,194
Reverse mortgage interests, net	7,934	—	—	7,942
Mortgage loans held for sale	1,631	—	1,631	—
Mortgage loans held for investment, net	119	—	—	119
Derivative financial instruments	49	—	49	—
Financial liabilities
Unsecured senior notes	2,459	2,451	—	—
Advance facilities	595	—	595	—
Warehouse facilities	2,349	—	2,349	—
Mortgage servicing rights financing liability	32	—	—	32
Excess spread financing	1,184	—	—	1,184
Derivative financial instruments	20	—	20	—
Participating interest financing	5,675	—	—	5,672
HECM Securitization (HMBS)
Trust 2017-2	231	—	—	230
Trust 2018-1	284	—	—	284
Trust 2018-2	250	—	—	249
Trust 2018-3	326	—	—	326
Nonrecourse debt - legacy assets	29	—	—	28

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

Among the Company’s various capital requirements related to its outstanding selling and servicing agreements, which are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC, the most restrictive of these requires the Company to maintain a minimum adjusted net worth of $856. As of June 30, 2019, the Company was in compliance with its selling and servicing capital requirements.

18. Commitments and Contingencies

Litigation and Regulatory Matters
The Company and its subsidiaries are routinely and currently involved in a significant number of legal proceedings, including, but not limited to, judicial, arbitration, regulatory and governmental proceedings related to matters that arise in connection with the conduct of the Company’s business. The legal proceedings are at varying stages of adjudication, arbitration or investigation and are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other numerous laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, National Housing Act, Homeowners Protection Act, Service Member’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, Title 11 of the United States Code (aka the “Bankruptcy Code”), False Claims Act and Making Home Affordable loan modification programs.

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

For example, the Company continues to progress towards resolution of certain legacy regulatory matters involving examination findings for alleged violations of certain laws related to the Company’s business practices. The Company has been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigations. The Company is continuing to cooperate with all parties. In connection with these discussions, the Company previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of June 30, 2019. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations.

Further, on April 24, 2018, the CFPB notified Nationstar that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against the Company, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The CFPB may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations. The Company has not recorded an accrual related to this matter as of June 30, 2019 because it does not believe that the possible loss or range of loss arising from any such action is estimable. The Company is continuing to cooperate with the CFPB.

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

In addition, the Company was a defendant in a class action proceeding originally filed in state court in March 2012 and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures the Company took, as loan servicer, after the borrowers defaulted and the Company’s vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. On July 25, 2018, the Company entered into a settlement agreement to resolve this matter, and on May 2, 2019, the court approved the settlement agreement. The Company is pursuing reimbursement of the settlement payment from the owners of the loans it serviced, but there can be no assurance that the Company would prevail with any claims for reimbursement.

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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company, which includes legal settlements and the fees paid to external legal service providers, of $21 and $32 for the three and six months ended June 30, 2019, respectively. Legal-related expense for the Predecessor of $3 and $7 for the three and six months ended June 30, 2018, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $16 to $45 in excess of the accrued liability (if any) related to those matters as of June 30, 2019. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables and reverse mortgage interests represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of June 30, 2019, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

Loan and Other Commitments
The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. The Company also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value. See Note 9, Derivative Financial Instruments, for more information.

The Company had certain reverse MSRs, reverse MSLs and reverse mortgage loans related to approximately $25,569 and $28,415 of UPB in reverse mortgage loans as of June 30, 2019 and December 31, 2018, respectively. As a servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers’ draws to the loan customers as required in accordance with the loan agreement. As of June 30, 2019 and December 31, 2018, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $2,869 and $3,128, respectively. Upon funding any portion of these draws, the Company expect to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

19. Business Segment Reporting

Upon consummation of the Merger with Nationstar, the Company has identified four reportable segments: Servicing, Originations, Xome and Corporate/Other. The Company’s segments are based upon the Company’s organizational structure, which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on the actual cost of services performed based on direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions. Facility costs are allocated to individual segments based on cost per headcount for specific facilities utilized. Group insurance costs are allocated to individual segments based on global cost per headcount. Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to Company’s operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.

The following tables present financial information by segment.

	Successor
	Three Months Ended June 30, 2019
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$27	$20	$108	$(18)	$137	$—	$137
Net gain on mortgage loans held for sale	—	244	—	18	262	—	262
Total revenues	27	264	108	—	399	—	399
Total Expenses	189	145	101	—	435	57	492
Other income (expenses)
Interest income	136	23	—	—	159	3	162
Interest expense	(109)	(25)	—	—	(134)	(53)	(187)
Other	—	1	—	—	1	—	1
Total Other Income (Expenses), Net	27	(1)	—	—	26	(50)	(24)
(Loss) income before income tax (benefit) expense	$(135)	$118	$7	$—	$(10)	$(107)	$(117)
Depreciation and amortization for property and equipment and intangible assets	$4	$6	$3	$—	$13	$11	$24
Total assets	$12,806	$7,478	$493	$(4,687)	$16,090	$2,315	$18,405

	Predecessor
	Three Months Ended June 30, 2018
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$248	$17	$62	$(11)	$316	$1	$317
Net gain on mortgage loans held for sale	—	116	—	11	127	—	127
Total revenues	248	133	62	—	443	1	444
Total Expenses	166	102	52	—	320	19	339
Other income (expenses)
Interest income	121	17	—	—	138	2	140
Interest expense	(115)	(16)	—	—	(131)	(33)	(164)
Other	—	—	—	—	—	(2)	(2)
Total Other Income (Expenses), Net	6	1	—	—	7	(33)	(26)
Income (loss) before income tax expense (benefit)	$88	$32	$10	$—	$130	$(51)	$79
Depreciation and amortization for property and equipment and intangible assets	$6	$3	$3	$—	$12	$2	$14
Total assets	$14,640	$4,794	$423	$(3,538)	$16,319	$871	$17,190

(1)
For Servicing segment results purposes, all revenue is attributable to servicing portfolio. Therefore, $18 and $11 of net gain on mortgage loans is moved to service related, net during the three months ended June 30, 2019 and 2018, respectively. For consolidated results purposes, these amounts were reclassed back to net gain on mortgage loans held for sale.

	Successor
	Six Months Ended June 30, 2019
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$35	$35	$204	$(53)	$221	$—	$221
Net gain on mortgage loans held for sale	—	375	—	53	428	—	428
Total revenues	35	410	204	—	649	—	649
Total Expenses	384	249	200	—	833	102	935
Other income (expenses)
Interest income	251	40	—	—	291	5	296
Interest expense	(223)	(43)	—	—	(266)	(110)	(376)
Other	—	5	11	—	16	—	16
Total Other Income (Expenses), Net	28	2	11	—	41	(105)	(64)
(Loss) income before income tax (benefit) expense	$(321)	$163	$15	$—	$(143)	$(207)	$(350)
Depreciation and amortization for property and equipment and intangible assets	$8	$9	$7	$—	$24	$21	$45
Total assets	$12,806	$7,478	$493	$(4,687)	$16,090	$2,315	$18,405

	Predecessor
	Six Months Ended June 30, 2018
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$643	$32	$127	$(22)	$780	$1	$781
Net gain on mortgage loans held for sale	—	229	—	22	251	—	251
Total revenues	643	261	127	—	1,031	1	1,032
Total Expenses	348	211	104	—	663	40	703
Other income (expenses)
Interest income	247	32	—	—	279	6	285
Interest expense	(233)	(31)	—	—	(264)	(71)	(335)
Other	(1)	—	9	—	8	(2)	6
Total Other Income (Expenses), Net	13	1	9	—	23	(67)	(44)
Income (loss) before income tax expense (benefit)	$308	$51	$32	$—	$391	$(106)	$285
Depreciation and amortization for property and equipment and intangible assets	$13	$6	$6	$—	$25	$4	$29
Total assets	$14,640	$4,794	$423	$(3,538)	$16,319	$871	$17,190

(1)
For Servicing segment results purposes, all revenue is attributable to servicing portfolio. Therefore, $53 and $22 of net gain on mortgage loans is moved to service related, net during the six months ended June 30, 2019 and 2018, respectively. For consolidated results purposes, these amounts were reclassed back to net gain on mortgage loans held for sale.

20. Guarantor Financial Statement Information

As of June 30, 2019, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the “Issuer”), both wholly-owned subsidiaries of the Company, have issued a 6.500% unsecured senior notes due July 2021 with an outstanding aggregate principal amount of $592 and a 6.500% unsecured senior notes due June 2022 with an outstanding aggregate principal amount of $206 (collectively, the “unsecured senior notes”). The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries 100% are owned by Nationstar Mortgage LLC. The Company and its three wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of the Company, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.

In the condensed consolidating financial statements presented below, the Company allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

(1)	Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

MR. COOPER GROUP INC. CONSOLIDATING BALANCE SHEET JUNE 30, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$215	$1	$29	$—	$245
Restricted cash	—	204	—	100	—	304
Mortgage servicing rights	—	3,484	—	27	—	3,511
Advances and other receivables, net	—	1,000	—	—	—	1,000
Reverse mortgage interests, net	—	6,003	—	1,107	—	7,110
Mortgage loans held for sale at fair value	—	3,422	—	—	—	3,422
Mortgage loans held for investment at fair value	—	2	—	112	—	114
Property and equipment, net	—	99	—	16	—	115
Deferred tax asset, net	984	69	—	2	—	1,055
Other assets	—	1,399	208	661	(739)	1,529
Investment in subsidiaries	2,557	612	—	—	(3,169)	—
Total assets	$3,541	$16,509	$209	$2,054	$(3,908)	$18,405

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$1,663	$799	$—	$—	$—	$2,462
Advance facilities, net	—	89	—	478	—	567
Warehouse facilities, net	—	4,045	—	—	—	4,045
Payables and other liabilities	59	1,999	2	56	—	2,116
MSR related liabilities - nonrecourse at fair value	—	1,456	—	16	—	1,472
Mortgage servicing liabilities	—	80	—	—	—	80
Other nonrecourse debt, net	—	4,890	—	1,095	—	5,985
Payables to affiliates	141	594	—	4	(739)	—
Total liabilities	1,863	13,952	2	1,649	(739)	16,727
Total stockholders’ equity	1,678	2,557	207	405	(3,169)	1,678
Total liabilities and stockholders’ equity	$3,541	$16,509	$209	$2,054	$(3,908)	$18,405

(1)	Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$21	$5	$111	$—	$137
Net gain on mortgage loans held for sale	—	262	—	—	—	262
Total revenues	—	283	5	111	—	399
Expenses:
Salaries, wages benefits	—	198	1	39	—	238
General and administrative	—	179	1	74	—	254
Total expenses	—	377	2	113	—	492
Other income (expenses):
Interest income	—	147	—	15	—	162
Interest expense	(39)	(134)	—	(14)	—	(187)
Other income (expenses)	—	1	—	—	—	1
(Loss) gain from subsidiaries	(48)	2	—	—	46	—
Total other income (expenses), net	(87)	16	—	1	46	(24)
(Loss) income before income tax benefit	(87)	(78)	3	(1)	46	(117)
Less: Income tax benefit	—	(29)	—	—	—	(29)
Net (loss) income	(87)	(49)	3	(1)	46	(88)
Less: Net loss attributable to non-controlling interests	—	(1)	—	—	—	(1)
Net (loss) income attributable to Mr. Cooper	$(87)	$(48)	$3	$(1)	$46	$(87)

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$2	$11	$208	$—	$221
Net gain on mortgage loans held for sale	—	428	—	—	—	428
Total revenues	—	430	11	208	—	649
Expenses:
Salaries, wages benefits	—	372	2	79	—	453
General and administrative	—	344	2	136	—	482
Total expenses	—	716	4	215	—	935
Other income (expenses):
Interest income	—	265	—	31	—	296
Interest expense	(77)	(268)	—	(31)	—	(376)
Other income (expenses)	—	5	—	11	—	16
(Loss) gain from subsidiaries	(196)	11	—	—	185	—
Total other income (expenses), net	(273)	13	—	11	185	(64)
(Loss) income before income tax benefit	(273)	(273)	7	4	185	(350)
Less: Income tax benefit	—	(76)	—	—	—	(76)
Net (loss) income	(273)	(197)	7	4	185	(274)
Less: Net loss attributable to non-controlling interests	—	(1)	—	—	—	(1)
Net (loss) income attributable to Mr. Cooper	$(273)	$(196)	$7	$4	$185	$(273)

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net (loss) income attributable to Mr. Cooper	$(273)	$(196)	$7	$4	$185	$(273)
Adjustments to reconcile net (loss) income to net cash attributable to operating activities:
Deferred tax benefit	—	(76)	—	—	—	(76)
Net income attributable to non-controlling interests	—	(1)	—	—	—	(1)
Loss (gain) from subsidiaries	196	(11)	—	—	(185)	—
Net gain on mortgage loans held for sale	—	(428)	—	—	—	(428)
Interest income on reverse mortgage loan	—	(167)	—	—	—	(167)
Provision for servicing reserves	—	30	—	—	—	30
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	690	—	5	—	695
Fair value changes in excess spread financing	—	(71)	—	(3)	—	(74)
Fair value changes in mortgage servicing rights financing liability	—	11	—	—	—	11
Fair value changes in mortgage loans held for investment	—	—	—	(3)	—	(3)
Amortization of premiums, net of discount accretion	3	(28)	—	—	—	(25)
Depreciation and amortization for property and equipment and intangible assets	—	37	—	8	—	45
Share-based compensation	—	7	—	2	—	9
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(715)	—	—	—	(715)
Mortgage loans originated and purchased for sale, net of fees	—	(15,727)	—	—	—	(15,727)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	15,420	—	9	—	15,429
Changes in assets and liabilities:
Advances and other receivables	—	249	—	—	—	249
Reverse mortgage interests	—	1,001	—	55	—	1,056
Other assets	—	(65)	(8)	(45)	—	(118)
Payables and other liabilities	74	(16)	1	(28)	—	31
Net cash attributable to operating activities	—	(56)	—	4	—	(52)

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2019 (Continued)

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Acquisition, net of cash acquired	—	(85)	—	—	—	(85)
Property and equipment additions, net of disposals	—	(20)	—	(7)	—	(27)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(409)	—	—	—	(409)
Proceeds on sale of forward and reverse mortgage servicing rights	—	279	—	—	—	279
Net cash attributable to investing activities	—	(235)	—	(7)	—	(242)
Financing Activities
Increase in warehouse facilities	—	1,173	—	—	—	1,173
Decrease in advance facilities	—	(13)	—	(27)	—	(40)
Repayment of notes payable	—	(294)	—	—	—	(294)
Proceeds from issuance of HECM securitizations	—	—	—	398	—	398
Proceeds from sale of HECM securitizations	—	—	—	20	—	20
Repayment of HECM securitizations	—	—	—	(434)	—	(434)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	156	—	—	—	156
Repayment of participating interest financing in reverse mortgage interests	—	(1,004)	—	—	—	(1,004)
Proceeds from issuance of excess spread financing	—	437	—	—	—	437
Repayment of excess spread financing	—	(12)	—	—	—	(12)
Settlement of excess spread financing	—	(107)	—	—	—	(107)
Repayment of nonrecourse debt - legacy assets	—	—	—	(6)	—	(6)
Repayment of finance lease liability	—	(2)	—	—	—	(2)
Surrender of shares relating to stock vesting	—	(2)	—	—	—	(2)
Debt financing costs	—	(1)	—	—	—	(1)
Net cash attributable to financing activities	—	331	—	(49)	—	282
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	40	—	(52)	—	(12)
Cash, cash equivalents, and restricted cash - beginning of period	—	379	1	181	—	561
Cash, cash equivalents, and restricted cash - end of period	$—	$419	$1	$129	$—	$549

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2018

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$193	$1	$48	$—	$242
Restricted cash	—	186	—	133	—	319
Mortgage servicing rights	—	3,644	—	32	—	3,676
Advances and other receivables, net	—	1,194	—	—	—	1,194
Reverse mortgage interests, net	—	6,770	—	1,164	—	7,934
Mortgage loans held for sale at fair value	—	1,631	—	—	—	1,631
Mortgage loans held for investment at fair value	—	1	—	118	—	119
Property and equipment, net	—	84	—	12	—	96
Deferred tax asset, net	973	—	—	(6)	—	967
Other assets	—	660	202	621	(688)	795
Investment in subsidiaries	2,820	601	—	—	(3,421)	—
Total assets	$3,793	$14,964	$203	$2,122	$(4,109)	$16,973

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$1,660	$799	$—	$—	$—	$2,459
Advance facilities, net	—	90	—	505	—	595
Warehouse facilities, net	—	2,349	—	—	—	2,349
Payables and other liabilities	49	1,413	1	80	—	1,543
MSR related liabilities - nonrecourse at fair value	—	1,197	—	19	—	1,216
Mortgage servicing liabilities	—	71	—	—	—	71
Other nonrecourse debt, net	—	5,676	—	1,119	—	6,795
Payables to affiliates	139	549	—	—	(688)	—
Total liabilities	1,848	12,144	1	1,723	(688)	15,028
Total stockholders’ equity	1,945	2,820	202	399	(3,421)	1,945
Total liabilities and stockholders’ equity	$3,793	$14,964	$203	$2,122	$(4,109)	$16,973

(1)	Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$247	$7	$63	$—	$317
Net gain on mortgage loans held for sale	—	127	—	—	—	127
Total Revenues	—	374	7	63	—	444
Expenses:
Salaries, wages and benefits	—	149	1	27	—	177
General and administrative	—	134	—	28	—	162
Total expenses	—	283	1	55	—	339
Other income (expenses):
Interest income	—	127	—	13	—	140
Interest expense	—	(153)	—	(11)	—	(164)
Other expense	—	(3)	—	1	—	(2)
Gain (loss) from subsidiaries	58	18	—	—	(76)	—
Total other income (expenses), net	58	(11)	—	3	(76)	(26)
Income (loss) before income tax expense (benefit)	58	80	6	11	(76)	79
Less: Income tax expense (benefit)	—	22	—	(1)	—	21
Net income (loss)	58	58	6	12	(76)	58
Less: Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$58	$58	$6	$12	$(76)	$58

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$637	$13	$131	$—	$781
Net gain on mortgage loans held for sale	—	251	—	—	—	251
Total Revenues	—	888	13	131	—	1,032
Expenses:
Salaries, wages and benefits	—	301	2	54	—	357
General and administrative	—	290	1	55	—	346
Total expenses	—	591	3	109	—	703
Other income (expenses):
Interest income	—	258	—	27	—	285
Interest expense	—	(315)	—	(20)	—	(335)
Other expense	—	(4)	—	10	—	6
Gain (loss) from subsidiaries	218	50	—	—	(268)	—
Total other income (expenses), net	218	(11)	—	17	(268)	(44)
Income (loss) before income tax expense (benefit)	218	286	10	39	(268)	285
Less: Income tax expense (benefit)	—	68	—	(1)	—	67
Net income (loss)	218	218	10	40	(268)	218
Less: Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$218	$218	$10	$40	$(268)	$218

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$218	$218	$10	$40	$(268)	$218
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Deferred income tax expense (benefit)	—	41	—	(1)	—	40
(Gain) loss from subsidiaries	(218)	(50)	—	—	268	—
Net gain on mortgage loans held for sale	—	(251)	—	—	—	(251)
Interest income on reverse mortgage loan	—	(237)	—	—	—	(237)
Gain on sale of assets	—	—	—	(9)	—	(9)
Provision for servicing reserves	—	54	—	—	—	54
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	(155)	—	—	—	(155)
Fair value changes in excess spread financing	—	73	—	1	—	74
Fair value changes in mortgage servicing rights financing liability	—	6	—	—	—	6
Amortization of premiums, net of discount accretion	—	9	—	(3)	—	6
Depreciation and amortization for property and equipment and intangible assets	—	23	—	6	—	29
Share-based compensation	—	7	—	1	—	8
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(475)	—	—	—	(475)
Mortgage loans originated and purchased for sale, net of fees	—	(10,639)	—	—	—	(10,639)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	11,490	—	10	—	11,500
Changes in assets and liabilities:
Advances and other receivables	—	355	—	—	—	355
Reverse mortgage interests	—	1,314	—	12	—	1,326
Other assets	6	(188)	(10)	202	—	10
Payables and other liabilities	—	13	—	(4)	—	9
Net cash attributable to operating activities	6	1,608	—	255	—	1,869

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2018 (Continued)

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(27)	—	(4)	—	(31)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(117)	—	(6)	—	(123)
Net payment related to acquisition of HECM related receivables	—	(1)	—	—	—	(1)
Proceeds on sale of assets	—	—	—	13	—	13
Net cash attributable to investing activities	—	(145)	—	3	—	(142)
Financing Activities
Increase in warehouse facilities	—	(199)	—	—	—	(199)
Decrease in advance facilities	—	(57)	—	(282)	—	(339)
Proceeds from issuance of HECM securitizations	—	—	—	443	—	443
Repayment of HECM securitizations	—	—	—	(423)	—	(423)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	184	—	—	—	184
Repayment of participating interest financing in reverse mortgage interests	—	(1,368)	—	—	—	(1,368)
Repayment of excess spread financing	—	(2)	—	—	—	(2)
Settlement of excess spread financing	—	(91)	—	—	—	(91)
Proceeds from issuance of excess spread financing	—	70	—	—	—	70
Repayment of nonrecourse debt - legacy assets	—	—	—	(6)	—	(6)
Repurchase of unsecured senior notes	—	(62)	—	—	—	(62)
Surrender of shares relating to stock vesting	(6)	—	—	—	—	(6)
Debt financing costs	—	(7)	—	—	—	(7)
Dividends to non-controlling interests	—	(1)	—	—	—	(1)
Net cash attributable to financing activities	(6)	(1,533)	—	(268)	—	(1,807)
Net decrease in cash, cash equivalents, and restricted cash	—	(70)	—	(10)	—	(80)
Cash, cash equivalents, and restricted cash - beginning of period	—	423	1	151	—	575
Cash, cash equivalents, and restricted cash - end of period	$—	$353	$1	$141	$—	$495

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

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

The fees paid to New Residential Entity by the Predecessor totaled $52 and $105 during the three and six months ended June 30, 2018, respectively, which were recorded as a reduction to servicing fee revenue, net.

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

Subservicing and Servicing
In January 2017, the Predecessor entered into a subservicing agreement with a subsidiary of New Residential. The Predecessor earned $18 and $37 of subservicing fees and other subservicing revenues during the three and six months ended June 30, 2018, respectively.

In May 2014, the Predecessor entered into a servicing arrangement with New Residential whereby the Predecessor services residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. For the three and six months ended June 30, 2018, the Predecessor recognized approximately $2 and $3 related to these service arrangements, respectively.

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

“Predecessor” and “Successor” in the MD&A relates to Nationstar and Mr. Cooper, respectively. The financial results for the three and six months ended June 30, 2018 reflect the results of the Predecessor. The financial results for the three and six months ended June 30, 2019 reflect the results of the Successor. The financial results in each case are presented under GAAP.

Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

Overview

We are a leading servicer and originator of residential mortgage loans, and a provider of real estate services through our Xome subsidiary. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $644 billion as of June 30, 2019. We believe this track record reflects our strong operating capabilities, which include a proprietary low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology. More information on the company is available at investors.mrcoopergroup.com. Information contained on our websites is not, and should not be deemed to be, a part of this report.

Our strategy to position the company for continued, sustainable long-term growth includes initiatives to improve profitability and strengthen the balance sheet. Key strategic initiatives include the following:

•	Integrate our recent acquisitions, which include Assurant Mortgage Solutions, Pacific Union, and Seterus;

•
Complete Project Titan, our servicing transformation initiative, which consists of a series of interrelated technology initiatives designed to streamline processes, improve customer and team member experiences, and drive efficiency;

•	Identify additional opportunities throughout the organization to drive greater efficiency;

•	Strengthen our balance sheet and reduce leverage;

•
Manage the interest rate risk associated with holding MSRs on balance sheet by providing existing customers with attractive refinance options, growing the size and improving the profitability of our Origination segment (whose results are typically counter-cyclical to those of the Servicing segment), expanding the size of our subservicing portfolio through value-added partnerships with MSR owners, and by utilizing excess spread facilities to pass through a portion of the interest rate risk to capital partners; and

•	Maintain strong relationships with agencies, investors, regulators, and other counterparties and a strong reputation for compliance and customer service.

Results of Operations

Table 1. Consolidated Operations

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Revenues - operational	$630	$425	$205	48%
Revenues - Mark-to-market	(231)	19	(250)	(1,316)%
Total revenues	399	444	(45)	(10)%
Expenses	492	339	153	45%
Other income (expenses), net	(24)	(26)	2	(8)%
(Loss) income before income tax (benefit) expense	(117)	79	(196)	(248)%
Less: Income tax (benefit) expense	(29)	21	(50)	(238)%
Net (loss) income	(88)	58	(146)	(252)%
Less: Net (loss) income attributable to non-controlling interests	(1)	—	(1)	(100)%
Net (loss) income attributable to Successor/Predecessor	$(87)	$58	$(145)	(250)%

We incurred a total loss before income tax of $117 during the three months ended June 30, 2019 whereas the Predecessor generated total income before income tax of $79 during the same period in 2018. The net loss in 2019 was primarily due to unfavorable mark-to-market (“MTM”) of $231 driven by declining interest rates when compared with a favorable MTM of $19 in 2018. Both operational revenue and expenses increased in 2019 as a result of the acquisitions of Pacific Union and Seterus in February 2019 and Xome’s acquisition of AMS in August 2018.

Table 1.1 Consolidated Operations

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Revenues - operational	$1,173	$861	$312	36%
Revenues - Mark-to-market	(524)	171	(695)	(406)%
Total revenues	649	1,032	(383)	(37)%
Expenses	935	703	232	33%
Other income (expenses), net	(64)	(44)	(20)	45%
(Loss) income before income tax (benefit) expense	(350)	285	(635)	(223)%
Less: Income tax (benefit) expense	(76)	67	(143)	(213)%
Net (loss) income	(274)	218	(492)	(226)%
Less: Net (loss) income attributable to non-controlling interests	(1)	—	(1)	(100)%
Net (loss) income attributable to Successor/Predecessor	$(273)	$218	$(491)	(225)%

We incurred a total loss before income tax of $350 during the six months ended June 30, 2019 whereas the Predecessor generated total income before income tax expense of $285 during the same period in 2018. The net loss in 2019 was primarily due to unfavorable MTM of $524 driven by declining interest rates when compared with a favorable MTM of $171 in 2018. Consolidated operational revenue and expenses increased during the six months ended June 30, 2019 compared to the same period in 2018 largely driven by the acquisitions of Pacific Union and Seterus in February 2019, as well as Xome’s acquisition of AMS in August 2018.

Total other income (expenses), net, declined during the six months ended June 30, 2019 compared to the same period in 2018. The decline was primarily due to an increase in interest expense in our Corporate segment in 2019 as a result of a higher debt balance and higher interest rates related to unsecured senior notes.

Table 2. Provision for Income Taxes

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Income tax (benefit) expense	$(29)	$21	$(50)	(238)%

Effective tax rate(1)	24.6%	26.5%

(1)	Effective tax rate is calculated using whole numbers.

We had an income tax benefit for the three months ended June 30, 2019. For the same period ended in 2018, the Predecessor had an income tax expense. The effective tax rate for the three months ended June 30, 2019 was 24.6% as compared to the effective tax rate of 26.5% for the three months ended June 30, 2018. The decreased rate is primarily attributable to the tax effect of permanent differences.

Table 2.1. Provision for Income Taxes

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Income tax (benefit) expense	$(76)	$67	$(143)	(213)%

Effective tax rate(1)	21.7%	23.6%

(1)	Effective tax rate is calculated using whole numbers.

We had an income tax benefit for the six months ended June 30, 2019. For the same period ended in 2018, the Predecessor had an income tax expense. The effective tax rate for the six months ended June 30, 2019 was 21.7% as compared to the effective tax rate of 23.6% for the six months ended June 30, 2018. The decreased rate is primarily attributable to the tax effect of permanent differences.

Segment Results

Our operations are conducted through four segments: Servicing, Originations, Xome, and Corporate/Other.

•
The Servicing segment performs operational activities on behalf of investors or owners of the underlying mortgages, including collecting and disbursing borrower payments, investor reporting, customer service, modifying loans where appropriate to help borrowers stay current, and when necessary performing collections, foreclosures, and the sale of REO.

•
The Originations segment originates residential mortgage loans through our direct-to-consumer channel, which provides refinance options for our existing customers, and through our correspondent and wholesale channels which purchase or originate loans from mortgage bankers and brokers.

•
The Xome segment provides a variety of real estate services to mortgage originators, mortgage and real estate investors, and mortgage servicers, including valuation, title, and field services, operates an exchange which facilitates the sale of foreclosed properties, and contains a subsidiary which sells data and technology solutions.

•
The Corporate/Other segment represents unallocated overhead expenses, including the costs of executive management and other corporate functions that are not directly attributable to our operating segments, our senior unsecured notes, and the results of a legacy mortgage investment portfolio.

Table 3. Segment Results

	Successor
	Three Months Ended June 30, 2019
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$27	$20	$108	$(18)	$137	$—	$137
Net gain on mortgage loans held for sale	—	244	—	18	262	—	262
Total revenues	27	264	108	—	399	—	399
Total Expenses	189	145	101	—	435	57	492
Other income (expenses)
Interest income	136	23	—	—	159	3	162
Interest expense	(109)	(25)	—	—	(134)	(53)	(187)
Other	—	1	—	—	1	—	1
Total Other Income (Expenses), Net	27	(1)	—	—	26	(50)	(24)
(Loss) income before income tax (benefit) expense	$(135)	$118	$7	$—	$(10)	$(107)	$(117)

	Predecessor
	Three Months Ended June 30, 2018
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$248	$17	$62	$(11)	$316	$1	$317
Net gain on mortgage loans held for sale	—	116	—	11	127	—	127
Total revenues	248	133	62	—	443	1	444
Total Expenses	166	102	52	—	320	19	339
Other income (expenses)
Interest income	121	17	—	—	138	2	140
Interest expense	(115)	(16)	—	—	(131)	(33)	(164)
Other	—	—	—	—	—	(2)	(2)
Total Other Income (Expenses), Net	6	1	—	—	7	(33)	(26)
Income (loss) before income tax expense (benefit)	$88	$32	$10	$—	$130	$(51)	$79

(1)
For Servicing segment results purposes, all revenue is attributable to servicing the portfolio. Therefore, $18 and $11 of net gain on mortgage loans is moved to service related, net for the three months ended June 30, 2019 and 2018, respectively. For consolidated results purposes, these amounts were reclassed to net gain on mortgage loans held for sale.

Table 3.1 Segment Results

	Successor
	Six Months Ended June 30, 2019
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$35	$35	$204	$(53)	$221	$—	$221
Net gain on mortgage loans held for sale	—	375	—	53	428	—	428
Total revenues	35	410	204	—	649	—	649
Total Expenses	384	249	200	—	833	102	935
Other income (expenses)
Interest income	251	40	—	—	291	5	296
Interest expense	(223)	(43)	—	—	(266)	(110)	(376)
Other	—	5	11	—	16	—	16
Total Other Income (Expenses), Net	28	2	11	—	41	(105)	(64)
(Loss) income before income tax (benefit) expense	$(321)	$163	$15	$—	$(143)	$(207)	$(350)

	Predecessor
	Six Months Ended June 30, 2018
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$643	$32	$127	$(22)	$780	$1	$781
Net gain on mortgage loans held for sale	—	229	—	22	251	—	251
Total revenues	643	261	127	—	1,031	1	1,032
Total Expenses	348	211	104	—	663	40	703
Other income (expenses)
Interest income	247	32	—	—	279	6	285
Interest expense	(233)	(31)	—	—	(264)	(71)	(335)
Other	(1)	—	9	—	8	(2)	6
Total Other Income (Expenses), Net	13	1	9	—	23	(67)	(44)
(Loss) income before income tax (benefit) expense	$308	$51	$32	$—	$391	$(106)	$285

(1)
For Servicing segment results purposes, all revenue is attributable to servicing the portfolio. Therefore, $53 and $22 of net gain on mortgage loans is moved to service related, net for the six months ended June 30, 2019 and 2018, respectively. For consolidated results purposes, these amounts were reclassed to net gain on mortgage loans held for sale.

Servicing Segment

The Servicing segment’s strategy is to generate income by growing the portfolio and maximizing the servicing margin. We believe several competitive strengths have been critical to our long-term growth as a servicer, including our low-cost platform, our skill in mitigating losses for investors, our commitment to strong customer service and regulatory compliance, our history of successfully boarding new loans, and the ability to retain existing customers by offering attractive refinance options. We believe that our operational capabilities are reflected in strong ratings.

Table 4. Servicer Ratings

Successor
	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	November 2018	May 2019	May 2019

Residential	RPS2-	Not Rated	Above Average
Master Servicer	RMS2+	SQ2	Above Average
Special Servicer	RSS2-	Not Rated	Above Average
Subprime Servicer	RPS2-	Not Rated	Above Average

(1)	Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)

(2)	Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)

(3)	S&P’s Rating Scale of Strong to Weak

Servicing Portfolio Composition

As of June 30, 2019, the outstanding principal balance consisted of approximately $618 billion in forward loans, of which $302 billion was subservicing, and $26 billion in reverse servicing.

•	The term “forward” refers to loans we service which are not “reverse mortgages,” as discussed below.

•
Our subservicing portfolio consists of loans where we perform the servicing responsibilities for a contractual fee, but do not own the servicing rights and therefore do not hold an MSR on balance sheet.

•
Reverse mortgage loans, known as HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower’s home. We acquired portfolios of reverse mortgages in prior years, and our portfolio of reverse mortgages is now in run-off mode. For reverse mortgages, we hold MSRs on balance sheet, similar to the accounting for forward mortgages, except in cases where the costs of servicing are expected to exceed revenues, in which case a Mortgage Servicing Liability (“MSL”) is created. Additionally, we consolidate certain reverse mortgages on our balance sheet and accrue interest income and expense.

The following tables set forth the results of operations for the Servicing segment.

Table 5. Servicing - Operations

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Revenues
Operational	$314	$277	$37	13%
Amortization, net of accretion	(56)	(48)	(8)	17%
Mark-to-market	(231)	19	(250)	(1,316)%
Total revenues	27	248	(221)	(89)%
Expenses	189	166	23	14%
Total other income (expenses), net	27	6	21	350%
Income (loss) before income tax expense	$(135)	$88	$(223)	(253)%

For the three months ended June 30, 2019, total revenues decreased compared to the same period in 2018 primarily due to unfavorable mark-to-market revenues, partially offset by an increase in operational revenues. The change in the mark-to-market revenue was primarily due to the lower interest rate environment in 2019. The increase in the operational revenues was primarily due to an increase in base servicing and subservicing fees. Base servicing and subservicing fees increased in 2019 primarily due to the increase in the forward and subservicing portfolios largely driven by the acquisition of Pacific Union, along with continued growth in subservicing clients’ portfolios. The increase in servicing and subservicing fees was partially offset by an increase in excess spread principal payments, a decrease in modification fees and reverse servicing fees revenues. Amortization, net of accretion for the three months ended June 30, 2019 increased primarily due to an increase in amortization of forward MSR as a result of growth in the forward MSR portfolio and elevated prepayments driven by the lower interest rate environment. Partially offsetting the increase in amortization of the forward MSR was the accretion of excess spread, as well as the accretion of the premium that was recorded in connection with the Merger on our reverse MSL.

Expenses for the three months ended June 30, 2019 increased compared to the same period in 2018 primarily due to an increase in salaries, wages and benefits from an increase in headcount to service the growth in the servicing portfolio primarily driven by the Pacific Union and Seterus acquisitions. Other income (expense), net, increased primarily due to an increase in interest income driven by earnings credits and bank fee credits the Predecessor previously classified as interest expense and a decrease in interest expense due to lower reverse mortgage interest expense.

Table 5.1. Servicing - Operations

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Revenues
Operational	$638	$568	$70	12%
Amortization, net of accretion	(79)	(96)	17	(18)%
Mark-to-market	(524)	171	(695)	(406)%
Total revenues	35	643	(608)	(95)%
Expenses	384	348	36	10%
Total other income (expenses), net	28	13	15	115%
Income before income tax expense	$(321)	$308	$(629)	(204)%

For the six months ended June 30, 2019, total revenues decreased compared to the same period in 2018 primarily due to unfavorable mark-to-market revenues, partially offset by an increase in operational revenues and lower amortization. The change in the mark-to-market revenue was primarily due to the lower interest rate environment in 2019. The increase in the operational revenues was primarily due to an increase in base servicing and subservicing fees and other ancillary revenues. Base servicing and subservicing fees increased in 2019 primarily due to the increase in the forward and subservicing portfolios largely driven by the acquisition of Pacific Union, along with continued growth in subservicing clients’ portfolios. The increase in other ancillary revenues was primarily due to a gain from the execution of a clean-up call option on a reverse mortgage loan trust during the first quarter of 2019. Partially offsetting the increase in servicing and subservicing fees and other ancillary revenues was a decrease in incentive fees, modification fees and reverse servicing fees revenues, as well as an increase in excess spread principal payments. Amortization, net of accretion for the six months ended June 30, 2019 decreased primarily due to the accretion of our reverse MSL that was recorded in connection with the Merger. The remaining change in amortization was a result of an increase in excess spread accretion. Other income (expense), net, increased primarily due to a decrease in interest expense as a result of the accretion of the HMBS bond premium as well as a decrease in interest expense on financing vehicles.

Expenses for the six months ended June 30, 2019 increased compared to the same period in 2018 primarily due to an increase in salaries, wages and benefits from an increase in headcount in connection with the Pacific Union and Seterus acquisitions.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others.

Table 6. Forward Servicing and Subservicing Portfolio UPB Rollforward

	Successor		Predecessor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Balance - beginning of period	$604,883	$519,367	$466,401	$473,256
Additions:
Originations	9,920	15,215	5,545	10,633
Acquisitions	32,787	130,598	14,655	20,804
Deductions:
Dispositions	(2,914)	(4,165)	(1,739)	(1,793)
Principal reductions and other	(5,700)	(10,845)	(4,724)	(9,659)
Voluntary reductions(1)	(19,778)	(30,050)	(13,166)	(24,829)
Involuntary reductions(2)	(994)	(1,851)	(1,478)	(2,823)
Net changes in loans serviced by others	(84)	(149)	(96)	(191)
Balance - end of period	$618,120	$618,120	$465,398	$465,398

(1)	Voluntary reductions are related to loan payoffs by customers.

(2)	Involuntary reductions refer to loans liquidated through default.

During the three and six months ended June 30, 2019, our forward servicing and subservicing portfolio UPB increased when compared to the same periods in 2018, primarily due to increased boarding of loans generated from the acquisitions and portfolio growth from our subservicing clients. The increase in dispositions was a result of an increase in our loan sales driven by increased sales volume in our origination channel.

The following tables provide the composition of revenues for the Servicing segment.

Table 7. Servicing - Revenues

	Successor		Predecessor
	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		$ Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$257	16	$214	17	$43	(1)	20%	(6)%
Modification fees(2)	6	—	13	1	(7)	(1)	(54)%	(100)%
Incentive fees(2)	1	—	4	—	(3)	—	(75)%	—%
Late payment fees(2)	20	2	19	2	1	—	5%	—%
Other ancillary revenues(2)	30	2	26	2	4	—	15%	—%
Total forward MSR operational revenue	314	20	276	22	38	(2)	14%	(9)%
Base subservicing fees and other subservicing revenue(2)	62	4	37	3	25	1	68%	33%
Reverse servicing fees	8	—	14	1	(6)	(1)	(43)%	(100)%
Total servicing fee revenue	384	24	327	26	57	(2)	17%	(8)%
MSR financing liability costs	(11)	(1)	(14)	(1)	3	—	(21)%	—%
Excess spread costs - principal	(59)	(3)	(36)	(2)	(23)	(1)	64%	50%
Total operational revenue	314	20	277	23	37	(3)	13%	(13)%
Amortization, net of accretion
Forward MSR amortization	(125)	(8)	(84)	(7)	(41)	(1)	49%	14%
Excess spread accretion	59	3	36	3	23	—	64%	—%
Reverse MSL accretion	11	1	—	—	11	1	100%	100%
Reverse MSR amortization	(1)	—	—	—	(1)	—	(100)%	—%
Total amortization, net of accretion	(56)	(4)	(48)	(4)	(8)	—	17%	—%
Mark-to-Market Adjustments
MSR MTM(3)	(227)	(14)	25	2	(252)	(16)	(1,008)%	(800)%
Excess spread / financing MTM	(4)	—	(6)	—	2	—	(33)%	—%
Total MTM adjustments	(231)	(14)	19	2	(250)	(16)	(1,316)%	(800)%
Total revenues - Servicing	$27	2	$248	21	$(221)	(19)	(89)%	(90)%

(1)	Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

(2)	Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.

(3)
The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $17 for the three months ended June 30, 2019. The impact of negative modeled cash flows for the Predecessor was $22 for the three months ended June 30, 2018.

Forward - Due to the increase of the forward MSR portfolio’s UPB, base servicing fee revenue and servicing fees per total average UPB increased for the three months ended June 30, 2019 as compared to the same period in 2018. The improvement in delinquency rates as of June 30, 2019 contributed to the decrease in modification fees. Other ancillary revenues increased primarily due to a gain from the execution of a clean-up call option on a reverse mortgage loan trust, as we were the master servicer and holder of clean-up call rights.

MSR prepayment and scheduled amortization increased for the three months ended June 30, 2019 as compared to the same period in 2018, primarily due to higher average MSR UPB, and elevated prepayments driven by the lower interest rate environment.

Total MTM adjustments declined in the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to the lower interest rate environment during 2019.

Subservicing - Subservicing fees increased for the three months ended June 30, 2019 as compared to the same period in 2018, due to significant growth in the subservicing portfolio UPB.

Reverse - Servicing fees on reverse mortgage portfolios for the three months ended June 30, 2019 decreased as compared to the same period in 2018 primarily due to the decline in the reverse mortgage portfolio.

Table 7.1. Servicing - Revenues

	Successor		Predecessor
	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018		$ Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$497	17	$433	17	$64	—	15%	—%
Modification fees(2)	9	—	20	1	(11)	(1)	(55)%	(100)%
Incentive fees(2)	2	—	11	—	(9)	—	(82)%	—%
Late payment fees(2)	39	1	39	2	—	(1)	—%	(50)%
Other ancillary revenues(2)	78	3	53	2	25	1	47%	50%
Total forward MSR operational revenue	625	21	556	22	69	(1)	12%	(5)%
Base subservicing fees and other subservicing revenue(2)	114	4	74	3	40	1	54%	33%
Reverse servicing fees	17	—	33	1	(16)	(1)	(48)%	(100)%
Total servicing fee revenue	756	25	663	26	93	(1)	14%	(4)%
MSR financing liability costs	(23)	(1)	(29)	(1)	6	—	(21)%	—%
Excess spread costs - principal	(95)	(3)	(66)	(2)	(29)	(1)	44%	50%
Total operational revenue	638	21	568	23	70	(2)	12%	(9)%
Amortization, net of accretion
Forward MSR amortization	(204)	(7)	(162)	(7)	(42)	—	26%	—%
Excess spread accretion	95	3	66	3	29	—	44%	—%
Reverse MSL accretion	29	1	—	—	29	1	100%	100%
Reverse MSR amortization	1	—	—	—	1	—	100%	—%
Total amortization, net of accretion	(79)	(3)	(96)	(4)	17	1	(18)%	(25)%
Mark-to-Market Adjustments
MSR MTM(3)	(587)	(19)	251	10	(838)	(29)	(334)%	(290)%
Excess spread / financing MTM	63	2	(80)	(3)	143	5	(179)%	(167)%
Total MTM adjustments	(524)	(17)	171	7	(695)	(24)	(406)%	(343)%
Total revenues - Servicing	$35	1	$643	26	$(608)	(25)	(95)%	(96)%

(1)	Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

(2)	Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.

(3)
The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $28 for the six months ended June 30, 2019. The impact of negative modeled cash flows for the Predecessor was $34 for the six months ended June 30, 2018.

Forward - Due to the increase of the forward MSR portfolio’s UPB, base servicing fee revenue and servicing fees per total average UPB increased for the six months ended June 30, 2019 as compared to the same period in 2018. The improvement in delinquency rates as of June 30, 2019 contributed to the decrease in modification fees. Other ancillary revenues increased primarily due to the gain on sale from the securitization of reperforming GNMA loans.

MSR prepayment and scheduled amortization increased for the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to higher average MSR UPB, and elevated prepayments driven by the lower rate environment.

Total MTM adjustments declined in the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to the lower interest rate environment during 2019.

Subservicing - Subservicing fees increased for the six months ended June 30, 2019 as compared to the same period in 2018, due to significant growth in the subservicing portfolio UPB.

Reverse - Servicing fees on reverse mortgage portfolios for the six months ended June 30, 2019 decreased as compared to the same period in 2018 primarily due to the decline in the reverse mortgage portfolio.

Table 8. Servicing Portfolio - Unpaid Principal Balances

	Successor		Predecessor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Average UPB:
Forward MSRs	$315,333	$312,158	$277,297	$279,504
Subservicing and other(1)	297,924	268,696	187,068	187,663
Reverse portfolio	26,028	26,750	32,873	33,651
Total average UPB	$639,285	$607,604	$497,238	$500,818

			Successor	Predecessor
			June 30, 2019	June 30, 2018
Ending UPB:
Forward MSRs
Agency			$254,543	$206,017
Non-agency			61,469	72,088
Total Forward MSRs			316,012	278,105

Subservicing and other(1)
Agency			253,846	178,236
Non-agency			48,262	9,057
Total subservicing and other			302,108	187,293

Reverse loans
MSR			3,127	—
MSL			15,374	22,777
Securitized loans			7,068	9,487
Total reverse portfolio serviced			25,569	32,264
Total ending UPB			$643,689	$497,662

(1)
Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold and (iii) agency REO balances for which we own the mortgage servicing rights.

Key Metrics

The tables below present the number of modifications and workout units with our serviced portfolios.

Table 9. Forward Loan Modifications and Workout Units

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Amount Change	% Change
HAMP modifications	3	9	(6)	(67)%
Non-HAMP modifications	5,629	7,547	(1,918)	(25)%
Workouts	6,476	7,159	(683)	(10)%
Total modification and workout units	12,108	14,715	(2,607)	(18)%

Total modifications and workouts during the three months ended June 30, 2019 decreased compared to the same period in 2018 primarily due to lower delinquency rates.

Table 9.1. Forward Loan Modifications and Workout Units

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Amount Change	% Change
HAMP modifications	9	31	(22)	(71)%
Non-HAMP modifications	10,812	13,382	(2,570)	(19)%
Workouts	10,877	21,252	(10,375)	(49)%
Total modification and workout units	21,698	34,665	(12,967)	(37)%

Total modifications and workouts during the six months ended June 30, 2019 decreased compared to the same period in 2018 primarily due to lower delinquency rates and lower disaster (hurricanes and wildfires) related loss mitigation activity.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio.

Table 10. Key Performance Metrics - Forward Servicing and Subservicing Portfolio (1)

	Successor	Predecessor
	June 30, 2019	June 30, 2018
Loan count	3,637,538	2,970,692
Average loan amount(2)	$169,935	$156,688
Average coupon - credit sensitive(3)	4.8%	4.8%
Average coupon - interest sensitive(3)	4.4%	4.2%
60+ delinquent (% of loans)(4)	2.3%	2.8%
90+ delinquent (% of loans)(4)	2.0%	2.5%
120+ delinquent (% of loans)(4)	1.8%	2.3%
Total prepayment speed (12-month constant prepayment rate)	13.0%	12.1%

(1)	Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.

(2)	Average loan amount is presented in whole dollar amounts.

(3)	The weighted average coupon amounts for our credit and interest sensitive pools presented in the table above are only reflective of our owned forward MSR portfolio that is reported at fair value.

(4)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. We continued to experience low delinquency rates during the six months ended June 30, 2019, which preserves the value of our MSRs.

Servicing Expenses

The tables below summarize expenses in the Servicing segment.

Table 11. Servicing - Expenses

	Successor		Predecessor
	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Change		% Change
	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Salaries, wages and benefits	$90	6	$74	6	$16	—	22%	—%
General and administrative
Servicing support fees	24	2	35	3	(11)	(1)	(31)%	(33)%
Corporate and other general and administrative expenses	39	2	32	2	7	—	22%	—%
Foreclosure and other liquidation related expenses	32	2	19	2	13	—	68%	—%
Depreciation and amortization	4	—	6	—	(2)	—	(33)%	—%
Total general and administrative expenses	99	6	92	7	7	(1)	8%	(14)%
Total expenses - Servicing	$189	12	$166	13	$23	(1)	14%	(8)%

Total expenses increased during the three months ended June 30, 2019 compared to the same period in 2018 primarily driven by increased salaries, wages and benefits. Salaries, wages and benefits increased as a result of the expansion of the servicing portfolio and an increase in headcount largely driven by the Pacific Union and Seterus acquisitions. Servicing support fees decreased in 2019 primarily due to lower legal and tax service expenses. Furthermore, corporate and other general and administrative expenses increased in 2019 driven by costs related to drive operational efficiencies and enhance overall customer experience. In addition, foreclosure and other liquidation related expenses increased in 2019, primarily due to incremental reserves related to the Reverse portfolio.

Table 11.1. Servicing - Expenses

	Successor		Predecessor
	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018		Change		% Change
	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Salaries, wages and benefits	$176	6	$150	6	$26	—	17%	—%
General and administrative
Servicing support fees	63	2	62	2	1	—	2%	—%
Corporate and other general and administrative expenses	78	3	63	3	15	—	24%	—%
Foreclosure and other liquidation related expenses	59	2	60	2	(1)	—	(2)%	—%
Depreciation and amortization	8	—	13	1	(5)	(1)	(38)%	(100)%
Total general and administrative expenses	208	7	198	8	10	(1)	5%	(13)%
Total expenses - Servicing	$384	13	$348	14	$36	(1)	10%	(7)%

Total expenses increased during the six months ended June 30, 2019 compared to the same period in 2018 primarily due to increased salaries, wages and benefits. The increase in salaries, wages and benefits is primarily due to the expansion of the servicing portfolio and an increase in headcount largely driven by the Pacific Union and Seterus acquisitions. In addition, corporate and other general and administrative expenses increased as compared to the same period in 2018 as a result of expenses related to our initiative to increase operational efficiencies and enhance overall customer experience.

Table 12. Servicing - Other Income (Expenses), Net

	Successor		Predecessor
	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Change		% Change
	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Reverse mortgage interest income	$86	6	$118	10	$(32)	(4)	(27)%	(40)%
Other interest income	50	3	3	—	47	3	1,567%	100%
Interest income	136	9	121	10	15	(1)	12%	(10)%

Reverse mortgage interest expense	(46)	(3)	(95)	(8)	(49)	(5)	(52)%	(63)%
Advance interest expense	(8)	(1)	(12)	(1)	(4)	—	(33)%	—%
Other interest expense	(55)	(3)	(8)	(1)	47	2	588%	200%
Interest expense	(109)	(7)	(115)	(10)	(6)	(3)	(5)%	(30)%
Other income (expense)	—	—	—	—	—	—	—%	—%
Total other income (expenses), net - Servicing	$27	2	$6	—	$21	2	350%	100%

Weighted average cost - advance facilities	5.5%		4.0%		1.5%		38%
Weighted average cost - excess spread financing	8.9%		8.8%		0.1%		1%

Total other income (expenses), net increased during the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to an increase in interest income. Other interest income increased due to $48 of earnings credits and bank fee credits the Predecessor previously classified as interest expense. Reverse mortgage interest income decreased due to the decline in the reverse mortgage interests balance. Interest expense decreased during the three months ended June 30, 2019 as compared to the same period in 2018 as a result of lower reverse mortgage interest expense driven by the decline in the reverse mortgage interest portfolio balance as well as the accretion of the HMBS bond premium, offset by an increase in other interest expense. The increase in other interest expense was primarily due to an increase of $16 in excess spread costs and $26 of earnings credits and bank fee credits the Predecessor previously classified as interest expense and $5 of compensating interest expense driven by higher payoff volume.

Table 12.1. Servicing - Other Income (Expenses), Net

	Successor		Predecessor
	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018		Change		% Change
	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Reverse mortgage interest income	$168	5	$237	10	$(69)	(5)	(29)%	(50)%
Other interest income	83	3	10	—	73	3	730%	100%
Interest income	251	8	247	10	4	(2)	2%	(20)%

Reverse mortgage interest expense	(117)	(4)	(191)	(7)	(74)	(3)	(39)%	(43)%
Advance interest expense	(17)	—	(17)	(1)	—	(1)	—%	100%
Other interest expense	(89)	(3)	(25)	(1)	64	2	256%	200%
Interest expense	(223)	(7)	(233)	(9)	(10)	(2)	(4)%	(22)%
Other income (expense)	—	—	(1)	—	1	—	100%	—%
Total other income (expenses), net - Servicing	$28	1	$13	1	$15	—	115%	—%

Weighted average cost - advance facilities	5.1%		3.9%		1.2%		31%
Weighted average cost - excess spread financing	8.9%		8.9%		—%		—%

Total other income (expenses), net increased during the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to a decrease in interest expense. Interest expense decreased during the six months ended June 30, 2019 as compared to the same period in 2018 due to lower reverse mortgage interest expense driven by the decline in the reverse mortgage interest portfolio balance as well as the accretion of the HMBS bond premium, offset by an increase in other interest expense. Other interest expense increased primarily due to an increase of $23 in excess spread costs and $34 of earnings credits and bank fee credits the Predecessor previously classified as interest expense. In addition, interest income increased primarily due to an increase in other interest income as a result of $34 of earnings credits and bank fee credits the Predecessor previously classified as interest expense. Offsetting the increase in other interest income was a decrease in reverse mortgage interest income which was related to the decline in the reverse mortgage interests balance.

Serviced Portfolio and Liabilities

The tables below summarize the serviced portfolio and liabilities in the Servicing segment.

Table 13. Serviced Portfolios and Related Liabilities

	Successor
	June 30, 2019			December 31, 2018
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs - fair value
Agency	$254,543	$2,904	4.5%	$229,108	$3,027	4.5%
Non-agency	61,469	601	4.8%	66,373	638	4.8%
Total Forward MSRs - fair value	316,012	3,505	4.6%	295,481	3,665	4.5%

Subservicing and other(1)
Agency	253,846	N/A	N/A	208,607	N/A	N/A
Non-agency	48,262	N/A	N/A	15,279	N/A	N/A
Total subservicing and other	302,108	N/A	N/A	223,886	N/A	N/A

Reverse portfolio - amortized cost
MSR	3,127	6	N/A	3,940	11	N/A
MSL	15,374	(80)	N/A	16,538	(71)	N/A
Securitized loans	7,068	7,110	N/A	7,937	7,934	N/A
Total reverse portfolio serviced	25,569	7,036	N/A	28,415	7,874	N/A
Total servicing portfolio unpaid principal balance	$643,689	$10,541	N/A	$547,782	$11,539	N/A

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

Table 14. Fair Value MSR Valuation

	Successor
	June 30, 2019			December 31, 2018
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs - fair value
Credit sensitive	$167,381	$1,797	107	$135,752	$1,495	110
Interest sensitive	148,631	1,708	115	159,729	2,170	136
Total MSRs - fair value	$316,012	$3,505	111	$295,481	$3,665	124

As of June 30, 2019, when measuring the fair value of the portfolio as a basis point of the unpaid principal balance, our credit sensitive pool increased in value by 3 bps and interest sensitive pool decreased in value 21 bps, compared to December 31, 2018 due to higher forecasted prepayment speeds as a result of the declining interest rate environment in 2019.

The following table provides information on the fair value of our owned forward MSR portfolio.

Table 15. MSRs - Fair Value, Roll Forward

	Successor		Predecessor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Fair value - beginning of period	$3,481	$3,665	$3,194	$2,937
Additions:
Servicing retained from mortgage loans sold	103	169	71	139
Purchases of servicing rights	280	689	113	132
Dispositions:
Sales of servicing rights	(34)	(294)	4	4
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(35)	(156)	11	192
Interest sensitive	(175)	(386)	33	91
Other changes in fair value:
Scheduled principal payments	(23)	(45)	(19)	(38)
Disposition of negative MSRs and other(1)	11	23	14	23
Prepayments
Voluntary prepayments
Credit sensitive	(26)	(45)	(31)	(61)
Interest sensitive	(70)	(102)	(25)	(46)
Involuntary prepayments
Credit sensitive	(2)	(4)	(5)	(10)
Interest sensitive	(5)	(9)	(4)	(7)
Fair value - end of period	$3,505	$3,505	$3,356	$3,356

(1)
Amounts primarily represent negative fair values reclassified from the MSR asset to reserves of advances and other receivables as underlying loans are removed from the MSR and other reclassification adjustments.

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

Table 16. MSRs - Fair Value

	Successor	Predecessor
	June 30, 2019	June 30, 2018
Credit Sensitive MSRs
Discount rate	10.6%	11.4%
Weighted average prepayment speeds	13.5%	11.7%
Weighted average life of loans	5.9 years	6.6 years

Interest Sensitive MSRs
Discount rate	8.9%	9.2%
Weighted average prepayment speeds	13.9%	9.8%
Weighted average life of loans	5.6 years	7.0 years

Total MSRs Portfolio
Discount rate	9.7%	10.4%
Weighted average prepayment speeds	13.7%	10.8%
Weighted average life of loans	5.8 years	6.8 years

Discount rate for credit sensitive and interest sensitive MSRs decreased as of June 30, 2019 compared to the same period in 2018 due to the declining interest rate environment in 2019. Weighted average lives decreased for both credit sensitive and interest sensitive MSRs due to the increase in prepayment speeds, which was attributable to the interest rate decline period over period.

The discount rate used to determine the present value of estimated future net servicing income is based on the required rate of return market investors would expect for an asset with similar risk characteristics. The discount rate is determined through review of recent market transactions as well as comparing the discount rate to those utilized by third-party valuation specialists and market surveys.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to changes in (i) prepayment speeds and (ii) our ability to recapture mortgage loan payoffs through the origination platform. In Note 3, Mortgage Servicing Rights and Related Liabilities, we discuss the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of June 30, 2019 and December 31, 2018.

The following table sets forth the change in the excess spread liability and the related key weighted average assumptions.

Table 17. Excess Spread Financing

	Successor		Predecessor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Fair value - beginning of period	$1,309	$1,184	$1,001	$996
Additions:
New financings	193	438	70	70
Deductions:
Repayments of debt	(11)	(12)	(2)	(2)
Settlements of principal balances	(57)	(107)	(46)	(91)
Fair value changes:
Credit Sensitive	17	(15)	20	66
Interest Sensitive	(22)	(59)	4	8
Fair value - end of period	$1,429	$1,429	$1,047	$1,047

			Successor	Predecessor
Total Key Weighted Average Assumptions:			June 30, 2019	June 30, 2018
Credit Sensitive
Discount rate			10.3%	11.1%
Prepayment speeds			13.1%	11.4%
Recapture rate			22.3%	16.8%
Average life			5.8 years	6.5 years

Interest Sensitive
Discount rate			8.4%	9.0%
Prepayment speeds			12.9%	9.9%
Recapture rate			17.4%	19.8%
Average life			5.4 years	6.8 years

Total Excess Spread Financing Portfolio
Discount rate			9.6%	10.6%
Prepayment speeds			13.1%	11.1%
Recapture rate			20.2%	18.0%
Average life			5.7 years	6.5 years

Table 18. MSRs Financing Liability - Rollforward

	Successor		Predecessor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Fair value - beginning of period	$34	$32	$34	$10
Changes in fair value(1):
Changes in valuation inputs or assumptions used in the valuation model	13	19	(14)	11
Other changes in fair value	(4)	(8)	(4)	(5)
Fair value - end of period	$43	$43	$16	$16

			Successor	Predecessor
			June 30, 2019	June 30, 2018
Weighted Average Assumptions
Advance financing rates			3.7%	4.1%
Annual advance recovery rates			19.3%	18.9%

(1)
The changes in fair value related to our MSRs financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs and changes in the fair value model assumptions.

We entered into several sale agreements whereby we sold the right to receive servicing advances on private-label servicing advances and the right to receive a portion of the base fee component on the related MSRs, and also transferred the obligations to make future advances. These transactions are treated as a MSR Financing Liability. The balance sheet entry for these financings represents that component of fair value that reflects the excess cost of these transactions relative to the cost of financing advances assumed in the value of the corresponding MSR, and the change in fair value is recorded against servicing revenue and interest imputed on the outstanding liability is recorded as interest expense.

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

Table 19. Leveraged Portfolio Characteristics

	Successor	Predecessor
	June 30, 2019	June 30, 2018
Owned forward servicing portfolio - unencumbered	$87,007	$91,619
Owned forward servicing portfolio - encumbered	229,005	186,486
Subserviced forward servicing portfolio and other	302,108	187,293
Total unpaid principal balance	$618,120	$465,398

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

Table 20. Reserve - Mortgage Portfolio Characteristics

	Successor	Predecessor
	June 30, 2019	June 30, 2018
Loan count	180,899	205,438
Ending unpaid principal balance	$25,569	$32,264
Average loan amount(1)	$141,342	$157,050
Average coupon	4.3%	4.2%
Average borrower age	80	79

(1)	Average loan amount is presented in whole dollar amounts.

Historically, the Predecessor acquired servicing rights and participating interests in reverse mortgage portfolios. Reverse mortgage loans, known as HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower’s home. For acquired servicing rights on reverse mortgages, an MSR or MSL is established on the acquisition date at fair value, as applicable, based on the expected discounted cash flow from servicing the reverse portfolio.

Each quarter, we accrete the MSL to service related revenue, net of the respective portfolios run-off. The MSL is assessed for increased obligation based on its fair value, using a variety of assumptions, with the key assumptions being discount rates, prepayment speeds and borrower life expectancy. The MSLs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in valuation allowance. Based on our assessment, no impairment was required for reverse MSLs as of June 30, 2019.

Originations Segment

The strategy of our Originations segment is to originate new loans for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain our existing customers by providing them with attractive refinance options. The Originations segment plays a strategically important role because its profitability is typically counter-cyclical to that of the Servicing segment. Furthermore, by originating loans at a more attractive cost than would be the case in bulk MSR acquisitions, the Origination segment improves our overall profitability and cash flow. Growing the Originations segment has been a strategic focus for us for several years.

The Originations segment includes three channels:

•
Our direct-to-consumer lending channel relies on call centers, our website and mobile apps to interact with customers. Our primary focus is to assist our customers with a refinance or home purchase by providing them with a needs-based approach to understanding their current mortgage options.

•
Our correspondent lending channel acquires newly originated residential mortgage loans that have been underwritten to investor guidelines. This includes both conventional and government-insured loans that qualify for inclusion in securitizations that are guaranteed by the GSEs. Our correspondent lending channel enables us to replenish servicing portfolio run-off typically at better rate of return than traditional bulk or flow acquisitions.

•
Our wholesale lending channel works with mortgage brokers to source loans which are underwritten and funded by us and also in our name. Counterparty risk is mitigated through quality and compliance monitoring and all brokers are subject to our eligibility requirements coupled with an annual recertification process.

The charts below set forth the pull through adjusted lock volume and funded volume by channel and channel mix.

The following tables set forth the results of operations for the Originations segment.

Table 21. Originations - Operations

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Revenues	$264	$133	$131	98%
Expenses	145	102	43	42%
Other income (expenses), net	(1)	1	(2)	(200)%
Income before income tax expense	$118	$32	$86	269%
Income before taxes margin	44.7%	24.1%	20.6%	85%

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Revenue	$264	$133	$131	98%
Pull through adjusted lock volume	$11,197	$5,440	$5,757	106%
Revenue basis points(1)	2.36%	2.44%	(0.08)%	(3)%

Expenses	$145	$102	$43	42%
Funded volume	$9,996	$5,543	$4,453	80%
Expenses basis points(2)	1.45%	1.84%	(0.39)%	(21)%

Margin	0.91%	0.60%	0.31%	52%

(1)	Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.

(2)	Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense increased for the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to an increase in revenues driven by origination volume growth as a result of lower interest rates and loans originated as a result of the acquisition of Pacific Union. Expense basis points during the three months ended June 30, 2019 decreased as compared the same period in 2018 due to cost saving initiatives and a higher percentage of volume from the correspondent channel. Net margin in 2019 increased because of a combination of higher revenue and lower expenses.

Table 21.1 Originations - Operations

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Revenues	$410	$261	$149	57%
Expenses	249	211	38	18%
Other income (expenses), net	2	1	1	100%
Income before income tax expense	$163	$51	$112	220%
Income before taxes margin	39.8%	19.5%	20.3%	104%

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Revenue	$410	$261	$149	57%
Pull through adjusted lock volume	$17,157	$10,302	$6,855	67%
Revenue basis points(1)	2.39%	2.53%	(0.14)%	(6)%

Expenses	$249	$211	$38	18%
Funded volume	$15,712	$10,630	$5,082	48%
Expenses basis points(2)	1.58%	1.98%	(0.40)%	(20)%

Margin	0.81%	0.55%	0.26%	47%

(1)	Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.

(2)	Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense increased for the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to an increase in revenues driven by origination volume growth as a result of lower interest rates and loans originated as a result of the acquisition of Pacific Union. Expense basis points during the six months ended June 30, 2019 decreased as compared the same period in 2018 due to cost saving initiatives and a higher percentage of volume coming through the correspondent channel. Net margin in 2019 increased in combination of higher revenue and lower expenses.

Gain on Loans Originated and Sold
Gain on loans originated and sold represents the realized gains and losses on loan sales and settled derivatives. The gain loans originated and sold is a function of the volume, margin and channel mix of our originations activity and is impacted by fluctuations in interest rates.

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

Revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the tables below.

Table 22. Originations - Revenues

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Service related, net - Originations	$20	$17	$3	18%
Net gain on mortgage loans held for sale
Gain on loans originated and sold	84	45	39	87%
Fair value adjustment on loans held for sale	6	6	—	—%
Mark-to-market on locks and commitments(1)	65	3	62	2,067%
Mark-to-market on derivative/hedges	(3)	(6)	3	(50)%
Capitalized servicing rights	100	69	31	45%
Provision for repurchase reserves, net of release	(8)	(1)	(7)	700%
Total net gain on mortgage loans held for sale	244	116	128	110%
Total revenues - Originations	$264	$133	$131	98%

Key Metrics
Consumer direct lock pull through adjusted volume(2)	$4,390	$2,552	$1,838	72%
Other locked pull through adjusted volume(2)	6,807	2,888	3,919	136%
Total pull through adjusted volume	$11,197	$5,440	$5,757	106%
Funded volume	$9,996	$5,543	$4,453	80%
Funded HARP volume	$1	$324	$(323)	(100)%
Recapture percentage	23.1%	21.8%	1.3%	6%
Purchase percentage of funded volume	52.8%	51.3%	1.5%	3%
Value of capitalized servicing on retained settlements	149 bps	142 bps	7	5%

(1)	Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.

(2)	Pull through adjusted volume represents the expected funding from locks taken during the period.

During the three months ended June 30, 2019, total revenues increased compared to the same period in 2018 primarily driven by higher volume in a lower interest rate environment and the integration of the Pacific Union acquisition which occurred in February 2019. Total revenue increased 98% or $131 period over period as pull through adjusted lock volume increased 106% during the same period.

Table 22.1. Originations - Revenues

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Service related, net - Originations	$35	$32	$3	9%
Net gain on mortgage loans held for sale
Gain on loans originated and sold	130	101	29	29%
Fair value adjustment on loans held for sale	16	1	15	1,500%
Mark-to-market on locks and commitments(1)	71	2	69	3,450%
Mark-to-market on derivative/hedges	7	(8)	15	(188)%
Capitalized servicing rights	161	134	27	20%
Provision for repurchase reserves, net of release	(10)	(1)	(9)	900%
Total net gain on mortgage loans held for sale	375	229	146	64%
Total revenues - Originations	$410	$261	$149	57%

Key Metrics
Consumer direct lock pull through adjusted volume(2)	$6,723	$5,294	$1,429	27%
Other locked pull through adjusted volume(2)	10,434	5,008	5,426	108%
Total pull through adjusted volume	$17,157	$10,302	$6,855	67%
Funded volume	$15,712	$10,630	$5,082	48%
Funded HARP volume	$82	$760	$(678)	(89)%
Recapture percentage	24.9%	24.3%	0.6%	2%
Purchase percentage of funded volume	52.4%	45.8%	6.6%	14%
Value of capitalized servicing retained	146 bps	142 bps	4	3%

(1)	Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.

(2)	Pull through adjusted volume represents the expected funding from locks taken during the period.

During the six months ended June 30, 2019, total revenues increased compared to the same period in 2018 driven by higher volume in a lower interest rate environment and the integration of the Pacific Union acquisition which occurred in February 2019. Total revenue increased 57% or $149 period over period as pull through adjusted lock volume increased 67% during the same period.

Table 23. Originations - Expenses

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Salaries, wages and benefits	$88	$61	$27	44%
General and administrative
Loan origination expenses	17	13	4	31%
Corporate and other general and administrative expenses	13	12	1	8%
Marketing and professional service fee	21	13	8	62%
Depreciation and amortization	6	3	3	100%
Total general and administrative	57	41	16	39%
Total expenses - Originations	$145	$102	$43	42%

Total expenses during the three months ended June 30, 2019 increased when compared to the same period in 2018 primarily due to growth in volumes, which was driven by the low interest rate environment and the Pacific Union acquisition. The volume growth impacted increases in salaries, wages and benefits in connection with compensation and headcount related costs, and loan origination expense which is volume driven. Marketing and professional service fee expense increased in second quarter 2019 due to a $10 legal reserve offset by lower marketing expense period over period.

Table 23.1. Originations - Expenses

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Salaries, wages and benefits	$157	$127	$30	24%
General and administrative
Loan origination expenses	27	27	—	—%
Corporate and other general and administrative expenses	27	23	4	17%
Marketing and professional service fee	29	28	1	4%
Depreciation and amortization	9	6	3	50%
Total general and administrative	92	84	8	10%
Total expenses - Originations	$249	$211	$38	18%

Total expenses during the six months ended June 30, 2019 increased when compared to the same period in 2018 primarily due to growth in volumes, which was driven by the low interest rate environment and the Pacific Union acquisition. The volume growth impacted increases in salaries, wages and benefits in connection with compensation and headcount related costs. Loan origination expense was flat period over period as the costs due to higher volume were offset by expense reduction initiatives. Marketing and professional service fee expense increased slightly due to a $10 legal reserve in the second quarter of 2019 offset by lower marketing expense period over period. Corporate costs increased period over period driven primarily by the Pacific Union acquisition.

Table 24. Originations - Other Income (Expenses), Net

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Interest income	$23	$17	$6	35%
Interest expense	(25)	(16)	9	56%
Other income	1	—	1	100%
Total other income, net - Originations	$(1)	$1	$(2)	(200)%

Weighted average note rate - mortgage loans held for sale	4.4%	4.7%	(0.3)%	(6)%
Weighted average cost of funds (excluding facility fees)	4.3%	4.4%	(0.1)%	(2)%

Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans.

Interest income increased in 2019 primarily due to higher funded volume offset by an increase in interest expense driven by higher cost of funds from an increase in the origination volume.

Table 24.1. Originations - Other Income (Expenses), Net

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Interest income	$40	$32	$8	25%
Interest expense	(43)	(31)	12	39%
Other income	5	—	5	100%
Total other income, net - Originations	$2	$1	$1	100%

Weighted average note rate - mortgage loans held for sale	4.6%	4.5%	0.1%	2%
Weighted average cost of funds (excluding facility fees)	4.5%	4.2%	0.3%	7%

Interest income increased in 2019 primarily driven by higher funded volume, which was offset by an increase in interest expense due to higher cost of funds from an increase in the origination volume. Other income increased in the six months ended June 30, 2019 due to the recognition of incentives we received related to our financing of certain loans satisfying certain consumer relief characteristics. In September 2018, we entered into a master repurchase agreement that provided us with incentives to finance mortgage loans satisfying certain consumer relief characteristics as provided in the agreement. In the six months ended June 30, 2019, we recorded $5 in other income related to such incentives.

Xome Segment

Xome is a real estate data and services company that provides services for mortgage originators and servicers, including Mr. Cooper, as well as mortgage and real estate investors. Xome is strategically important because it generates fee income that complements our servicing and origination businesses without requiring a significant amount of capital or exposing us to the same level of interest rate or credit risk.

Xome is organized into three divisions: Exchange, Services and Data/Technology.

•	The Exchange division consists of the Xome.com auction platform which utilizes proprietary technology designed to provide efficient execution for sales of foreclosed properties.

•
The Services division includes title, escrow, valuation and field services related to real estate investments or transactions including purchases, sales, refinances and defaults. Services includes the business of AMS, which we acquired in August 2018.

•
The Data/Technology division sells data or software solutions to real estate service providers, MLS organizations, data aggregators, real estate or mortgage investors and mortgage lenders or servicers. Data/Technology contains Affinity Solutions, which provides aggregation, standardization and licensing for MLS organizations, public records, and neighborhood demographic data, Quantarium, which provides artificial intelligence-powered valuation and other real estate data and analytics, and Xome Signings, which provides technology-enabled notary services.

The following tables set forth the results of operations for the Xome segment.

Table 25. Xome - Operations

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Revenues	$108	$62	$46	74%
Expenses	101	52	49	94%
Other income (expenses), net	—	—	—	—%
Income before income tax expense	$7	$10	$(3)	(30)%
Income before taxes margin - Xome	6.5%	16.1%	(9.6)%	(60)%

Income before income tax expense decreased for the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to an increase in expenses driven by operational expenses related to the acquisition of AMS, which was completed in August 2018. This increase in expenses was partially offset by increased Services revenues related to the AMS acquisition, which contributed to higher volumes of units for valuation and field services.

Table 25.1. Xome - Operations

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Revenues	$204	$127	$77	61%
Expenses	200	104	96	92%
Other income (expenses), net	11	9	2	22%
Income before income tax expense	$15	$32	$(17)	(53)%
Income before taxes margin - Xome	7.4%	25.2%	(17.8)%	(71)%

Income before income tax expense decreased for the six months ended June 30, 2019 as compared to the same period in 2018 primarily driven by an increase in expenses, partially offset by an increase in revenues. The increase in expenses is primarily related to the acquisition of AMS. The increase in revenues is due to the AMS acquisition, which added to higher volumes of units for valuation and field services, and other income of $11 for the change in fair value of the contingent consideration for the acquisition of AMS.

Table 26. Xome - Revenues

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Exchange	$20	$27	$(7)	(26)%
Services	82	30	52	173%
Data/Technology	6	5	1	20%
Total revenues - Xome	$108	$62	$46	74%

Key Metrics
Exchange property listings sold	2,645	3,112	(467)	(15)%
Average Exchange property listings	6,693	6,621	72	1%
Services completed orders	417,510	117,093	300,417	257%
Percentage of revenue earned from third-party customers	52.9%	28.0%	24.9%	89%

Exchange revenues for the three months ended June 30, 2019 decreased as compared to the same period in 2018, primarily due to the decrease in defaults and foreclosures nationwide. Despite the decline in total property listings sold, revenues from third-party customers for the three months ended June 30, 2019 increased significantly to 26% from 17% in 2018 for the Exchange division.

Services revenues increased for the three months ended June 30, 2019 as compared to the same period in 2018, primarily due to the August 2018 acquisition of AMS.

Table 26.1. Xome - Revenues

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Exchange	$40	$53	$(13)	(25)%
Services	153	63	90	143%
Data/Technology	11	11	—	—%
Total revenues - Xome	$204	$127	$77	61%

Key Metrics
Exchange property listings sold	5,066	5,992	(926)	(15)%
Average Exchange property listings	6,484	6,714	(230)	(3)%
Services completed orders	797,095	228,432	568,663	249%
Percentage of revenue earned from third-party customers	53.0%	27.5%	25.5%	93%

Exchange revenues for the six months ended June 30, 2019 decreased as compared to the same period in 2018, primarily as a result of lower foreclosure sales and inventories across the industry and nation. Lower average number of real estate property listings contributed to a decrease in revenues earned from default property listings. Though total property listings sold declined in 2019, revenues from third-party customers for the six months ended June 30, 2019 increased significantly to 23% from 14% in 2018 for the Exchange division.

Services revenues increased for the six months ended June 30, 2019 as compared to the same period in 2018, primarily as a result of the August 2018 acquisition of AMS.

Table 27. Xome - Expenses

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Salaries, wages and benefits	$36	$25	$11	44%
General and administrative
Operational expenses	62	24	38	158%
Depreciation and amortization	3	3	—	—%
Total general and administrative	65	27	38	141%
Total expenses - Xome	$101	$52	$49	94%

Both salaries, wages and benefits expenses, and operational expenses increased for the three months ended June 30, 2019 as compared to the same period in 2018, primarily driven by the acquisition of AMS in August 2018.

Table 27.1. Xome - Expenses

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Salaries, wages and benefits	$74	$49	$25	51%
General and administrative
Operational expenses	119	49	70	143%
Depreciation and amortization	7	6	1	17%
Total general and administrative	126	55	71	129%
Total expenses - Xome	$200	$104	$96	92%

Both salaries, wages and benefits expenses, and operational expenses increased for the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to the acquisition of AMS in August 2018.

Corporate/Other Segment

Our Corporate and Other segment records corporate expenses that are not directly attributable to our operating segments, interest expense on our unsecured senior notes, and income or loss from our legacy portfolio of non-prime and non-conforming residential mortgage loans that were transferred to a securitization trust in 2009.

The following tables set forth the results of operations for the Corporate/Other segment.

Table 28. Corporate/Other - Operations

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Revenues	$—	$1	$(1)	(100)%
Expenses	57	19	38	200%
Other income (expenses), net	(50)	(33)	(17)	52%
Loss before income tax benefit	$(107)	$(51)	$(56)	110%

Loss before income taxes increased in the three months ended June 30, 2019 as compared to the same period in 2018 due to an increase in expenses, primarily driven by acquisition and integration expenses related to the acquisition of Pacific Union and Seterus in February 2019, and amortization of intangible assets related to the Nationstar transaction. Other income (expense), net declined during the three months ended June 30, 2019 primarily due to an increase in interest expense on higher debt balance and higher interest rates related to unsecured senior notes.

Table 28.1. Corporate/Other - Operations

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Revenues	$—	$1	$(1)	(100)%
Expenses	102	40	62	155%
Other income (expenses), net	(105)	(67)	(38)	57%
Loss before income tax benefit	$(207)	$(106)	$(101)	95%

For the six months ended June 30, 2019, loss before income taxes increased as compared to the same period in 2018 due to an increase in expenses, primarily driven by acquisition and integration expenses related to the acquisition of Pacific Union and Seterus in February 2019, and amortization of intangible assets related to the Nationstar transaction. Other income (expense), net declined during the six months ended June 30, 2019 primarily driven by an increase in interest expense on a higher debt balance and higher interest rates related to unsecured senior notes.

Table 29. Legacy Portfolio Composition

	Successor
	June 30, 2019	December 31, 2018
Performing - UPB	$141	$145
Nonperforming (90+ delinquency) - UPB	21	27
REO - estimated fair value	4	4
Total legacy portfolio	$166	$176

Table 30. Corporate/Other - Expenses

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Salaries, wages and benefits	$24	$17	$7	41%
General and administrative
Operational expenses	22	—	22	100%
Depreciation and amortization	11	2	9	450%
Total general and administrative	33	2	31	1,550%
Total expenses - Corporate/Other	$57	$19	$38	200%

Total expenses increased during the three months ended June 30, 2019 as compared to the same period in 2018, primarily due to increased expenses related to the Pacific Union and Seterus acquisitions and amortization of intangible assets related to the Merger with Nationstar.

Table 30.1. Corporate/Other - Expenses

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Salaries, wages and benefits	$46	$31	$15	48%
General and administrative
Operational expenses	35	5	30	600%
Depreciation and amortization	21	4	17	425%
Total general and administrative	56	9	47	522%
Total expenses - Corporate/Other	$102	$40	$62	155%

For the six months ended June 30, 2019, total expenses increased as compared to the same period in 2018, primarily due to increased expenses related to the Pacific Union and Seterus acquisitions and amortization of intangible assets related to the the Merger with Nationstar.

Table 31. Corporate/Other - Other Income (Expenses), Net

	Successor	Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change	% Change
Interest income, legacy portfolio	$3	$3	$—	—%
Other interest income	—	—	—	—%
Total interest income	3	3	—	—%

Interest expense, legacy portfolio	(1)	(1)	—	—%
Interest expense on unsecured senior notes	(51)	(31)	20	65%
Other interest expense	(1)	(2)	(1)	(50)%
Total interest expense	(53)	(34)	19	56%
Other income (expense)	—	(2)	2	(100)%
Other income (expenses), net - Corporate/Other	$(50)	$(33)	$(17)	52%

Weighted average cost - unsecured senior notes	7.9%	7.3%	0.6%	8%

Other income (expenses), net for the Corporate/Other segment consists of interest expense on our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes.

Total other income (expenses), net declined during the three months ended June 30, 2019 as compared to the same period in 2018. Interest expense on unsecured senior notes increased in 2019 due to a higher debt balance and higher borrowing rates under the new unsecured senior notes that were executed in July 2018 to fund the Merger with Nationstar.

Table 31.1. Corporate/Other - Other Income (Expenses), Net

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Interest income, legacy portfolio	$5	$6	$(1)	(17)%
Other interest income	—	—	—	—%
Total interest income	5	6	(1)	(17)%

Interest expense, legacy portfolio	(1)	(2)	(1)	(50)%
Interest expense on unsecured senior notes	(102)	(66)	36	55%
Other interest expense	(7)	(3)	4	133%
Total interest expense	(110)	(71)	39	55%
Other income (expense)	—	(2)	2	(100)%
Other income (expenses), net - Corporate/Other	$(105)	$(67)	$(38)	57%

Weighted average cost - unsecured senior notes	7.9%	7.3%	0.6%	8%

For six months ended June 30, 2019, total other income (expenses), net declined as compared to the same period in 2018. Interest expense on unsecured senior notes increased during the six months ended June 30, 2019 compared to the same period in 2018 due to a higher debt balance and higher borrowing rates under the new unsecured senior notes that were executed in July 2018 to fund the Merger with Nationstar.

Changes in Financial Position

Table 32. Changes in Assets

	Successor
	June 30, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	$245	$242	$3	1%
Mortgage servicing rights	3,511	3,676	(165)	(4)%
Advances and other receivables, net	1,000	1,194	(194)	(16)%
Reverse mortgage interests, net	7,110	7,934	(824)	(10)%
Mortgage loans held for sale at fair value	3,422	1,631	1,791	110%
Deferred tax asset, net	1,055	967	88	9%
Other	2,062	1,329	733	55%
Total assets	$18,405	$16,973	$1,432	8%

Total assets as of June 30, 2019 increased by $1,432 or 8% compared with December 31, 2018 primarily due to the increase in mortgage loans held for sale and other, partially offset by decreases in reverse mortgage interests, advances and other receivables, and mortgage servicing rights. Mortgage loans held for sale increased in 2019 primarily attributable to loans originated as a result of the acquisition of Pacific Union and increased origination volume driven by a lower interest rate environment. Other increased primarily due to $483 of other assets related to the Pacific Union acquisition, as indicated in Note 2, Acquisitions, and $139 of right of use assets recorded in 2019 as a result of adoption of ASU 2016-02. Mortgage servicing rights decreased in 2019 primarily due to unfavorable mark-to-market adjustment driven by declining interest rates. Reverse mortgage interests, net decreased $824 primarily due to the collection on participating interests in HMBS.

Table 33. Changes in Liabilities and Stockholder’s Equity

	Successor
	June 30, 2019	December 31, 2018	$ Change	% Change
Unsecured senior notes, net	$2,462	$2,459	$3	—%
Advance facilities, net	567	595	(28)	(5)%
Warehouse facilities, net	4,045	2,349	1,696	72%
MSR related liabilities - nonrecourse at fair value	1,472	1,216	256	21%
Other nonrecourse debt, net	5,985	6,795	(810)	(12)%
Other liabilities	2,196	1,614	582	36%
Total liabilities	16,727	15,028	1,699	11%
Total stockholders’ equity	1,678	1,945	(267)	(14)%
Total liabilities and stockholders’ equity	$18,405	$16,973	$1,432	8%

Total stockholders’ equity at June 30, 2019 decreased by $267 or 14% compared with the balance as of December 31, 2018 primarily due to net loss of $274 during the six months ended June 30, 2019. Total liabilities at June 30, 2019 increased by $1,699 or 11% compared with the balance as of December 31, 2018 primarily due to an increase in warehouse facilities, MSR related liabilities and other liabilities, which was partially offset by a decrease in other nonrecourse debt. Warehouse facilities increased by $1,696 primarily due to the warehouse facilities acquired as part of the Pacific Union acquisition and higher origination volumes. MSR related liabilities increased by $256 primarily due to increase in excess spread financing related to new excess spread financing deals. The increase in other liabilities was primarily due to $530 of payables and other liabilities related to the Pacific Union acquisition. Other nonrecourse debt decreased by $810 primarily due to repayments of reverse mortgage related nonrecourse debt, which was partially offset by proceeds from issuance of HECM securitizations.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR facilities. We recorded cash and cash equivalents on hand of $245 and total stockholders’ equity of $1,678 as of June 30, 2019. As of June 30, 2019, we had $1,214 collateral pledged against the MSR facilities, of which we could borrow up to $810. During the six months ended June 30, 2019, operating activities used cash totaling $52.

Our operating cash flow is primarily impacted by the receipt of servicing fees, changes in our servicing advance balances, the level of new loan production, the timing of sales and securitizations of forward and reverse mortgage loans, and revenues from our Xome segment.

We have sufficient borrowing capacity to support our operations. As of June 30, 2019, total available borrowing capacity is $8,690, of which $4,076 is unused.

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

We service reverse mortgage loan portfolios with a UPB of $25,569 as of June 30, 2019, which includes $3,127 of reverse MSR, $15,374 of reverse MSLs and $7,068 of reverse mortgage interests. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or monthly draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance, as wells as applicable servicing fees earned and the interest applicable to the underlying principal. Recovery of advances and draws related to reverse MSLs is generally recovered over a two to three month period from the investor. However, for reverse assets recorded as a loan, the repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. We securitize our holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs.

Cash Flows
The table below presents the major sources and uses of cash flow for operating activities.

Table 34. Operating Cash Flow

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Originations net sales activities	$(1,013)	$386	$(1,399)	(362)%
Cash provided by operating profits and changes in working capital and other assets	961	1,483	(522)	(35)%
Net cash attributable to operating activities	$(52)	$1,869	$(1,921)	(103)%

Cash used in originations net sales activities was $1,013 during the six months ended June 30, 2019 compared to $386 cash generated in the same period in 2018. The change was primarily due to a higher funding of $5,088 for loan origination activities driven by lower interest rate environment and an increase in funds used of $240 to repurchase forward loan assets out of Ginnie Mae securitizations. The increase in funding was partially offset by an increase in proceeds of $3,929 on the sales of previously originated loans.

Cash generated from other operating activities and from changes in working capital and other assets during the six months ended June 30, 2019 decreased by $522 when compared to the same period in 2018. The decrease was primarily due to a net loss of $273 during the six months ended June 30, 2019 compared to a net income of $218 in the same period in 2018. Changes in advances, other assets and payables and other liabilities increased cash outflow by $212 during the six months ended June 30, 2019. Partially offsetting these changes was an increase in fair value changes and amortization/accretion of mortgage servicing rights/liabilities of $850 primarily due to the unfavorable mark-to-market for the six months ended June 30, 2019.

Table 35. Investing Cash Flows

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Acquisitions, net	$(85)	$—	$(85)	(100)%
Purchase of forward mortgage servicing rights, net of liabilities incurred	(409)	(123)	(286)	233%
Proceeds on sale of assets	—	13	(13)	(100)%
Proceeds on sale of forward and reverse mortgage servicing rights	279	—	279	100%
Other	(27)	(32)	5	(16)%
Net cash attributable to investing activities	$(242)	$(142)	$(100)	70%

Our investing activities used $242 during the six months ended June 30, 2019, which increased from $142 of cash used in the same period in 2018. The change in investing activities was primarily due to an increase of $286 in purchase of forward mortgage servicing rights, net of liabilities incurred and net cash of $85 used in connection with the acquisitions of Pacific Union and Seterus. Partially offsetting these uses of cash was an increase in proceeds on sale of forward mortgage servicing rights of $279. Although we continue to seek to acquire servicing portfolios at advantageous pricing, the amounts and timing of these opportunities is not of a consistent frequency and can result in cash flow variability between periods.

Table 36. Financing Cash Flow

	Successor	Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Decrease in advance facilities	$(40)	$(339)	$299	(88)%
Increase (decrease) in warehouse facilities	1,173	(199)	1,372	(689)%
Repayment of notes payable	(294)	—	(294)	100%
Payment of unsecured senior notes and nonrecourse debt	(9)	(75)	66	(88)%
Issuance of excess spread financing	437	70	367	524%
Repayment of excess spread financing	(12)	(2)	(10)	500%
Settlements of excess spread financing	(107)	(91)	(16)	18%
Decrease in participating interest financing in reverse mortgage interests	(848)	(1,184)	336	(28)%
Changes in HECM securitizations	(36)	20	(56)	(280)%
Other	18	(7)	25	(357)%
Net cash attributable to financing activities	$282	$(1,807)	$2,089	(116)%

Our financing activities generated $282 cash during the six months ended June 30, 2019, whereas the Predecessor used cash of $1,807 cash in the same period in 2018. The change in cash flows from financing activities was primarily due to an increase of $1,173 in warehouse facilities during the six months ended June 30, 2019 compared to a pay down on warehouse facilities of $199 during the same period in 2018. Payment of warehouse facilities decreased in 2019 due to proceeds from HECM securitizations being used to pay down the facilities in 2018, which did not occur in the same period in 2019. In addition, the cash used for pay down of advance facilities during the six months ended June 30, 2019 decreased by $299 when compared to the same period in 2018. The issuance of excess spread financing increased by $367 due to new excess spread financing deals. Offsetting these decreases in cash used is an increase in cash used for repayment of notes payable and HECM securitizations when compared to the same period in 2018. During the six months ended June 30, 2019, cash of $294 was used to pay off the notes payable assumed from the Pacific Union acquisition. The cash used in the change in HECM securitizations during the six months ended June 30, 2019 increased due to scheduled pay downs and amounts incurred to settle the collapsed trusts exceeding proceeds from the securitization, resulting in a net cash outflow of $36. In the six months ended June 30, 2018, proceeds from the securitization exceeded scheduled pay downs and amounts incurred to settle the collapsed trusts, resulting in a net cash inflow of $20.

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

Financial Covenants
Our credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our operating subsidiary, Nationstar Mortgage LLC. We were in compliance with its required financial covenants as of June 30, 2019. The most restrictive tangible net worth covenant required us to maintain a minimum tangible net worth of at least $682.

Seller/Servicer Financial Requirements
Seller/Servicer financial requirements for our operating subsidiary, Nationstar Mortgage LLC, as defined by the Federal Housing Finance Agency minimum financial requirements for Fannie Mae and Freddie Mac Seller/Servicers are set forth below.

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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 10, Indebtedness, and Note 17, Capital Requirements, for additional information. As of June 30, 2019, we were in compliance with our seller/servicer financial requirements.

Table 37. Debt

	Successor
	June 30, 2019	December 31, 2018
Advance facilities, net	$567	$595
Warehouse facilities, net	4,045	2,349
Unsecured senior notes, net	2,462	2,459
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

As a servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. At June 30, 2019, unsecuritized borrower draws totaled $295, and our maximum unfunded advance obligation related to these reverse mortgage loans was $2,869.

Unsecured Senior Notes
In 2013 and 2018, we completed offerings of unsecured senior notes, which mature on various dated through July 2026. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.500% to 9.125%.

Table 38. Contractual Maturities - Unsecured Senior Notes

Year Ending December 31,	Amount
2019	$—
2020	—
2021	592
2022	206
2023	950
Thereafter	750
Unsecured senior notes	2,498
Unamortized debt issuance costs	(36)
Unsecured senior notes, net of unamortized debt issuance costs	$2,462

Contractual Obligations

As of June 30, 2019, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Derivatives

See Note 9, Derivative Financial Instruments, in the consolidated financial statements in Item 1, Financial Statements, which is incorporated herein for a summary of our derivative transactions.

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

We used June 30, 2019 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2019 given hypothetical instantaneous parallel shifts in the yield curve. Results could differ materially.

Table 39. Change in Fair Value

	June 30, 2019
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(248)	$251
Mortgage loans held for sale at fair value	10	(12)
Derivative financial instruments:
Interest rate lock commitments	13	(17)
Total change in assets	(225)	222
Increase (decrease) in liabilities
Mortgage servicing rights liabilities at fair value	(5)	5
Excess spread financing at fair value	(61)	65
Derivative financial instruments:
Forward MBS trades	21	(26)
Total change in liabilities	(45)	44
Total, net change	$(180)	$178

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2019.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, we continue to progress towards resolution of certain legacy regulatory matters involving examination findings in prior years for alleged violations of certain laws related to our business practices. We have been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigations. We are continuing to cooperate with all parties. In connection with these discussions, we previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of June 30, 2019. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations.

Further, on April 24, 2018, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against us, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The CFPB may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations. We have not recorded an accrual related to this matter as of June 30, 2019 as we do not believe that the possible loss or range of loss arising from any such action is estimable. We are continuing to cooperate with the CFPB.

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

In addition, we were a defendant in a class action proceeding originally filed in state court in March 2012, and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures we took, as loan servicer, after the borrowers defaulted and our vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. On July 25, 2018, we entered into a settlement agreement to resolve this matter, and on May 2, 2019, the court approved the settlement agreement. We are pursuing reimbursement of the settlement payment from the owners of the loans we serviced, but there can be no assurance that we will prevail with any claims for reimbursement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not make any repurchases of our shares during the three months ended June 30, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company previously announced that on June 28, 2019, Anthony Villani, Executive Vice President & General Counsel, informed the Company of his intent to retire effective October 4, 2019. In connection with his resignation, on August 2, 2019, the Company and Mr. Villani entered into a Transition Agreement (the “Transition Agreement”) to provide services to the Company to ensure a smooth transition. The transition payments and benefits are substantially consistent with Mr. Villani’s previously disclosed Severance Agreement that was entered into on February 12, 2018, in connection with the merger with WMIH Corp. Additionally, upon his retirement, Mr. Villani’s unvested restricted stock units will continue to vest pursuant to the vesting schedule in the applicable Restricted Stock Unit Agreement. The Transition Agreement includes certain confidentiality, non-competition and non-solicitation provisions. The transition payments described above are conditioned on Mr. Villani executing and not revoking a release, which releases and waives any and all claims against the Company. This description of the Transition Agreement is not complete and is qualified in its entirety by reference to the full text of the Transition Agreement, which is filed as Exhibit 10.3 to this report and is incorporated by reference herein.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Amendment Number Eighteen, dated April 3, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X
10.2
Amendment Number Eleven, dated as of April 3, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller
X
10.3**	Transition Agreement, dated as of August 2, 2019 by and between Mr. Cooper Group Inc. and Anthony W. Villani					X
10.4**	Mr. Cooper Group Inc. 2019 Omnibus Incentive Plan	S-8	333-231552	99.1	05/16/2019
10.5**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Employees	8-K	001-14667	10.2	05/17/2019
10.6**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Non-Employee Directors	8-K	001-14667	10.3	05/17/2019
31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**    Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MR. COOPER GROUP INC.

August 2, 2019	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

August 2, 2019	/s/ Christopher G. Marshall
Date	Christopher G. Marshall Vice Chairman & Chief Financial Officer (Principal Financial and Accounting Officer)