Form 10-Q
period 2019-09-30
Mr. Cooper Group Inc.
filed 2019-11-01
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of October 25, 2019 was 91,087,252.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018 (Successor)	3

	Consolidated Statements of Operations (unaudited) for the Successor’s Three and Nine Months Ended September 30, 2019 and Two Months ended September 30, 2018, and the Predecessor’s One and Seven Months Ended July 31, 2018	4

	Consolidated Statements of Stockholders’ Equity (unaudited) for the Successor’s Three and Nine Months Ended September 30, 2019 and Two Months Ended September 30, 2018, and the Predecessor’s One and Seven Months Ended July 31, 2018	5

	Consolidated Statements of Cash Flows (unaudited) for the Successor’s Nine Months Ended September 30, 2019 and Two Months Ended September 30, 2018 and the Predecessor’s Seven Months Ended July 31, 2018	7

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	70

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	128

Item 4.	Controls and Procedures	129

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	130

Item 1A.	Risk Factors	131

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	131

Item 3.	Defaults Upon Senior Securities	131

Item 4.	Mine Safety Disclosures	131

Item 5.	Other Information	131

Item 6.	Exhibits	132

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	Successor
	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$371	$242
Restricted cash	271	319
Mortgage servicing rights, $3,339 and $3,665 at fair value, respectively	3,346	3,676
Advances and other receivables, net of reserves of $130 and $47, respectively	967	1,194
Reverse mortgage interests, net of reserves of $13 and $13, respectively	6,662	7,934
Mortgage loans held for sale at fair value	4,267	1,631
Mortgage loans held for investment at fair value	—	119
Property and equipment, net of accumulated depreciation of $45 and $16, respectively	113	96
Deferred tax asset, net	1,032	967
Other assets	1,449	795
Total assets	$18,478	$16,973

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,464	$2,459
Advance facilities, net	513	595
Warehouse facilities, net	4,802	2,349
Payables and other liabilities	2,002	1,543
MSR related liabilities - nonrecourse at fair value	1,328	1,216
Mortgage servicing liabilities	69	71
Other nonrecourse debt, net	5,533	6,795
Total liabilities	16,711	15,028
Commitments and contingencies (Note 18)
Preferred stock at $0.00001 - 10 million shares authorized, 1 million shares issued and outstanding, respectively; aggregate liquidation preference of ten dollars, respectively	—	—
Common stock at $0.01 par value - 300 million shares authorized, 91.1 million and 90.8 million shares issued, respectively	1	1
Additional paid-in-capital	1,106	1,093
Retained earnings	659	848
Total Mr. Cooper stockholders’ equity	1,766	1,942
Non-controlling interests	1	3
Total stockholders’ equity	1,767	1,945
Total liabilities and stockholders’ equity	$18,478	$16,973

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Successor			Predecessor
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Seven Months Ended July 31, 2018
Revenues:
Service related, net	$258	$479	$259	$120	$901
Net gain on mortgage loans held for sale	360	788	83	44	295
Total revenues	618	1,267	342	164	1,196
Expenses:
Salaries, wages and benefits	250	703	139	69	426
General and administrative	228	710	136	173	519
Total expenses	478	1,413	275	242	945
Other income (expenses):
Interest income	163	459	90	48	333
Interest expense	(196)	(572)	(122)	(53)	(388)
Other income (expenses)	—	16	6	—	6
Total other income (expenses), net	(33)	(97)	(26)	(5)	(49)
Income (loss) before income tax expense (benefit)	107	(243)	41	(83)	202
Less: Income tax expense (benefit)	24	(52)	(979)	(19)	48
Net income (loss)	83	(191)	1,020	(64)	154
Less: Net loss attributable to non-controlling interests	(1)	(2)	—	—	—
Net income (loss) attributable to Successor/Predecessor	84	(189)	1,020	(64)	154
Less: Undistributed earnings attributable to participating stockholders	1	—	9	—	—
Net income (loss) attributable to common stockholders	$83	$(189)	$1,011	$(64)	$154

Net income (loss) per common share attributable to Successor/Predecessor:
Basic	$0.91	$(2.08)	$11.13	$(0.65)	$1.57
Diluted	$0.90	$(2.08)	$10.99	$(0.65)	$1.55

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders’ Equity and Mr. Cooper Stockholders’ Equity, respectively	Non-controlling Interests	Total Equity
Predecessor
Balance at January 1, 2018	—	$—	97,728	$1	$1,131	$731	$(148)	$1,715	$7	$1,722
Shares issued / (surrendered) under incentive compensation plan	—	—	450	—	(6)	—	(3)	(9)	—	(9)
Share-based compensation	—	—	—	—	17	—	—	17	—	17
Dividends to non-controlling interests	—	—	—	—	5	—	—	5	(6)	(1)
Net income	—	—	—	—	—	154	—	154	—	154
Balance at July 31, 2018	—	$—	98,178	$1	$1,147	$885	$(151)	$1,882	$1	$1,883

Successor
Balance at August 1, 2018	1,000	$—	90,806	$1	$1,091	$(36)	$—	$1,056	$—	$1,056
Shares issued under incentive compensation plan	—	—	5	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2	—	—	2	—	2
Net income	—	—	—	—	—	1,020	—	1,020	—	1,020
Balance at September 30, 2018	1,000	$—	90,811	$1	$1,093	$984	$—	$2,078	$—	$2,078

Balance at January 1, 2019	1,000	$—	90,821	$1	$1,093	$848	$—	$1,942	$3	$1,945
Shares issued / (surrendered) under incentive compensation plan	—	—	266	—	(1)	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	14	—	—	14	—	14
Net loss	—	—	—	—	—	(189)	—	(189)	(2)	(191)
Balance at September 30, 2019	1,000	$—	91,087	$1	$1,106	$659	$—	$1,766	$1	$1,767

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders’ Equity and Mr. Cooper Stockholders’ Equity, respectively	Non-controlling Interests	Total Equity
Predecessor
Balance at June 30, 2018	—	$—	98,163	$1	$1,140	$949	$(150)	$1,940	$1	$1,941
Shares issued / (surrendered) under incentive compensation plan	—	—	15	—	(2)	—	(1)	(3)	—	(3)
Share-based compensation	—	—	—	—	9	—	—	9	—	9
Dividends to non-controlling interests	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(64)	—	(64)	—	(64)
Balance at July 31, 2018	—	$—	98,178	$1	$1,147	$885	$(151)	$1,882	$1	$1,883

Successor
Balance at August 1, 2018	1,000	$—	90,806	$1	$1,091	$(36)	$—	$1,056	$—	$1,056
Shares issued under incentive compensation plan	—	—	5	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2	—	—	2	—	2
Net income	—	—	—	—	—	1,020	—	1,020	—	1,020
Balance at September 30, 2018	1,000	$—	90,811	$1	$1,093	$984	$—	$2,078	$—	$2,078

Balance at June 30, 2019	1,000	$—	91,061	$1	$1,100	$575	$—	$1,676	$2	$1,678
Shares issued under incentive compensation plan	—	—	26	—	1	—	—	1	—	1
Share-based compensation	—	—	—	—	5	—	—	5	—	5
Net income (loss)	—	—	—	—	—	84	—	84	(1)	83
Balance at September 30, 2019	1,000	$—	91,087	$1	$1,106	$659	$—	$1,766	$1	$1,767

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018
Operating Activities
Net (loss) income attributable to Successor/Predecessor	$(189)	$1,020	$154
Adjustments to reconcile net (loss) income to net cash attributable to operating activities:
Deferred tax benefit	(53)	(931)	—
Net loss attributable to non-controlling interests	(2)	—	—
Net gain on mortgage loans held for sale	(788)	(83)	(295)
Interest income on reverse mortgage loans	(241)	(72)	(274)
Gain on sale of assets	—	—	(9)
MSL related increased obligation	—	—	59
Provision for servicing reserves	53	14	70
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	998	(27)	(177)
Fair value changes in excess spread financing	(190)	26	81
Fair value changes in mortgage servicing rights financing liability	15	—	16
Fair value changes in mortgage loans held for investment	(3)	—	—
Amortization of premiums, net of discount accretion	(38)	3	8
Depreciation and amortization for property and equipment and intangible assets	67	15	33
Share-based compensation	14	2	17
Other loss	5	—	3
Repurchases of forward loan assets out of Ginnie Mae securitizations	(1,823)	(223)	(544)
Mortgage loans originated and purchased for sale, net of fees	(27,673)	(3,458)	(12,328)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	27,916	3,546	13,392
Changes in assets and liabilities:
Advances and other receivables	265	76	377
Reverse mortgage interests	1,700	442	1,601
Other assets	8	(15)	(41)
Payables and other liabilities	(69)	(159)	151
Net cash attributable to operating activities	(28)	176	2,294

Investing Activities
Acquisitions, net of cash acquired	(85)	(33)	—
Property and equipment additions, net of disposals	(38)	(14)	(40)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(454)	(63)	(134)
Net payment related to acquisition of HECM related receivables	—	—	(1)
Proceeds on sale of forward and reverse mortgage servicing rights	298	60	—
Proceeds on sale of assets	—	—	13
Net cash attributable to investing activities	(279)	(50)	(162)

Continued on following page. See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018
Financing Activities
Increase (decrease) in warehouse facilities	1,930	186	(585)
(Decrease) increase in advance facilities	(95)	46	(305)
Repayment of notes payable	(294)	—	—
Proceeds from issuance of HECM securitizations	398	—	759
Proceeds from sale of HECM securitizations	20	—	—
Repayment of HECM securitizations	(568)	(91)	(448)
Proceeds from issuance of participating interest financing in reverse mortgage interests	220	45	208
Repayment of participating interest financing in reverse mortgage interests	(1,472)	(403)	(1,599)
Proceeds from the issuance of excess spread financing	469	84	70
Repayment of excess spread financing	(19)	(21)	(3)
Settlement of excess spread financing	(163)	(31)	(105)
Repayment of nonrecourse debt – legacy assets	(29)	(3)	(7)
Repurchase of unsecured senior notes	—	—	(62)
Repayment of finance lease liability	(3)	—	—
Redemption and repayment of unsecured senior notes	—	(1,030)	—
Surrender of shares relating to stock vesting	(1)	—	(9)
Debt financing costs	(5)	(1)	(24)
Dividends to non-controlling interests	—	—	(1)
Net cash attributable to financing activities	388	(1,219)	(2,111)
Net increase (decrease) in cash, cash equivalents, and restricted cash	81	(1,093)	21
Cash, cash equivalents, and restricted cash - beginning of period	561	1,623	575
Cash, cash equivalents, and restricted cash - end of period(1)	$642	$530	$596

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$166	$135	$417
Net cash (refunded) paid for income taxes	$(4)	$—	$36

(1)	The following table provides a reconciliation of cash, cash equivalents and restricted cash to amount reported within the consolidated balance sheets.

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018
Cash and cash equivalents	$371	$198	$166
Restricted cash	271	332	430
Total cash, cash equivalents, and restricted cash	$642	$530	$596

See accompanying notes to the consolidated financial statements (unaudited).

MR COOPER GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc., collectively with its consolidated subsidiaries, (“Mr. Cooper”, the “Company”, “we”, “us” or “our”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper® and Xome®. Mr. Cooper is one of the largest home loan originators and servicers in the country focused on delivering a variety of servicing and lending products, services and technologies. Xome provides real estate data as well as a range of services including real estate brokerage, title, closing, valuation and field services to lenders, investors and consumers. The Company’s corporate website is located at www.mrcoopergroup.com. The Company has provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in the MD&A section of this Form 10-Q.

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

Pursuant to the Merger, Nationstar is considered the predecessor company. Therefore, the Company is providing additional information in the accompanying unaudited consolidated financial statements regarding Nationstar’s business for periods prior to July 31, 2018. The predecessor company financial information in this report is labeled “Predecessor” in these consolidated interim financial statements.

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

Reclassification
Certain reclassifications have been made in the 2018 consolidated financial statements to conform to 2019 presentation. Such reclassifications did not affect total revenues or net income.

Recent Accounting Guidance Adopted
Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), primarily impact lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. ASU 2016-02 was effective for the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company has elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and has not restated comparative periods. The Company elected the package of practical expedients, which, among other items, permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease recognition exemption for all leases that qualify. Under this practical expedient, for those leases that qualify, the Company does not recognize right-of-use (“ROU”) assets or lease liabilities, which includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of our leases. The Company did not elect the use-of-hindsight practical expedient. As a result of implementing ASU 2016-02, the Company recognized an operating lease ROU asset of $114 and an operating lease liability of $124 on January 1, 2019, with no impact on its consolidated statement of operations. The ROU asset and operating lease liability are recorded in other assets, and payables and other liabilities, respectively, in the consolidated balance sheets. See Note 7, Leases for additional information.

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

Recent Accounting Guidance Not Yet Adopted
Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), requires expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable and supportable forecasts. The update eliminates the probable initial recognition threshold in current GAAP and instead reflects an entity’s current estimate of all expected credit losses over the life of the asset. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new standard will reflect management’s best estimate of all expected credit losses for the Company’s financial assets that are recognized at amortized cost. As part of the evaluation process, the Company has performed a scoping analysis, developed a detailed project plan, and is currently in process of completing documentation. The Company has also formed an internal committee from various internal departments to assist in the implementation of the new standard. The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the potential impact of ASU 2016-13 on its consolidated financial statements.

Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”) removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 will be effective for the Company on January 1, 2020. The guidance will not have a material impact to the disclosures currently provided by the Company.

2. Acquisitions

Acquisition of Pacific Union Financial, LLC
On February 1, 2019, the Company completed the acquisition of all the limited liability units of Pacific Union Financial, LLC (“Pacific Union”), a California limited liability company. Pacific Union was a privately-held company that was engaged in the origination, as well as servicing of residential mortgage loans, and operated throughout the United States. The acquisition allows the Company to expand its servicing portfolio and increase its mortgage lending volume and capabilities.

The acquisition has been accounted for in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 (“ASC 805”), Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The determination of fair value estimates requires management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments. The purchase price was estimated to be $116 as of the closing date and such amount was paid by the Company as required by the Unit Purchase Agreement (“UPA”). In accordance with the terms of the UPA, the seller has formally disputed the estimated purchase price. As a result of the dispute, the final purchase price is subject to adjustment until the end of the measurement period (up to one year from the acquisition date), which would result in an increase to cash consideration paid and goodwill. Solely for this purpose, the Company estimates that it is reasonably possible that the adjustment to the final purchase price would range between $0 and $16. During the second quarter of 2019, the Company finalized its purchase price allocation subject to resolution of the above dispute. Based on the allocation of fair value, goodwill of $40 has been recorded, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to the assembled workforce and synergies with the Company’s current operations. $28 and $12 of the goodwill is assigned to the Origination and Servicing segments, respectively, based on expected cash flows and is expected to be deductible for tax purposes.

Estimated Fair Value of Net Assets Acquired (1):
Cash and cash equivalents	$37
Restricted cash	2
Mortgage servicing rights	271
Advances and other receivables	84
Mortgage loans held for sale	536
Mortgage loans held for investment	1
Property and equipment	8
Other assets	483
Fair value of assets acquired	1,422
Notes payable(2)	294
Advance facilities	13
Warehouse facilities	393
Payables and other liabilities	530
Other nonrecourse debt	129
Fair value of liabilities assumed	1,359
Total fair value of net tangible assets acquired	63
Intangible assets:
Customer relationships(3)	13
Goodwill	40
Estimated purchase price	$116

(1)	Estimated Fair Value of Net Assets Acquired is subject to change due to dispute of purchase price.

(2)	Notes payable was subsequently paid off in February 2019 after the consummation of the acquisition.

(3)	The estimated fair values for customer relationships were measured using the excess earnings method and were determined to have a remaining useful life of 10 years.

During the second quarter of 2019, the Company obtained additional information that existed as of the acquisition date and updated its estimated accrued liabilities, which resulted in $11 increase to payables and other liabilities. In addition, the third-party valuation specialists finalized their valuation of intangible assets acquired by the Company, which resulted in $2 increase to the fair value of the intangible assets acquired. The Company also wrote off $2 property and equipment acquired as it finalized its valuation of property and equipment. Total adjustments to goodwill in the second quarter of 2019 were $11. Preliminary goodwill totaled $40 after taking into account these measurement period adjustments.

The Company incurred total acquisition costs of $4 during the nine months ended September 30, 2019, of which $2 are included in salaries, wages and benefits expense and $2 in general and administrative expense in the Company’s consolidated statements of operations. The acquisition costs were primarily related to legal, accounting and consulting services. There were no acquisition costs incurred by the Company in the three months ended September 30, 2019.

For the three and nine months ended September 30, 2019, the operations contributed by this acquisition generated total revenues of $95 and $213 and income before income tax of $58 and $108, respectively, which are reported in the Company’s consolidated statements of operations.

The following unaudited pro forma financial information presents the combined results of operations for the three and nine months ended September 30, 2019, as if the acquisition had occurred on January 1, 2019.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Pro forma total revenues	$618	$1,286

Pro forma net income (loss)	$83	$(188)

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

The preliminary allocation of fair value as of December 31, 2018 resulted in goodwill of $10. During the first quarter of 2019, the Company obtained additional information in finalizing its review regarding a market participant view of the cost to service assumption related to the valuation of reverse mortgage assets and liabilities. This additional information was used in finalizing the Company’s review of the fair value of the reverse mortgage assets and liabilities and resulted in a reduction of $24 in reverse mortgage interests, a reduction of $6 in reverse mortgage servicing rights and an increase of $37 in mortgage servicing liabilities. In addition, a reduction of $12 in payables and other liabilities was recorded for the tax impact related to the revised valuation, for a total adjustment to goodwill of $55. As a result of the revised fair value, the Company recorded $7 to service related, net revenue and $1 to interest income, for a total $8 increase to earnings in the consolidated statement of operations for the first quarter of 2019. During the second quarter of 2019, the Company finalized its allocation of purchase price which did not result in any significant additional measurement period adjustments. There was a total goodwill of $65 as of September 30, 2019 after taking into account these measurement period adjustments.

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

Included in the Company’s consolidated statements of operations were $7 of acquisition costs related to the compensation arrangements incurred by the Company related to the Merger for the two months ended September 30, 2018.

The following unaudited pro forma financial information presents the combined results of operations for the three and nine months ended September 30, 2018, as if the acquisition had occurred on January 1, 2018.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Pro forma total revenues	$506	$1,538

Pro forma net (loss) income	$(20)	$156

Acquisition of Assurant Mortgage Solutions (“AMS”)
On August 1, 2018, Xome Holdings LLC, a wholly-owned subsidiary of the Company, acquired AMS for $38 in cash with additional contingent consideration dependent on the achievement of certain future performance targets, which was estimated at $15 as of December 31, 2018. Total purchase price was estimated at $53. The acquisition expands Xome’s product footprint and grows its third-party client portfolio across its valuation, title and field services businesses. The Company finalized its purchase price allocation and recorded intangible assets of $24 and goodwill of $13 in 2018. The Company expects the entire goodwill balance to be deductible for tax purposes. Under ASC 805, Business Combinations, the contingent consideration was remeasured to fair value of $4 at March 31, 2019 and remained unchanged at June 30, 2019. The contingent consideration was remeasured at September 30, 2019 and was determined to have zero fair value. The changes in the fair value of $4 and $15 were included in other income (expenses) within the consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities.

	Successor
MSRs and Related Liabilities	September 30, 2019	December 31, 2018
Forward MSRs - fair value	$3,339	$3,665
Reverse MSRs - amortized cost	7	11
Mortgage servicing rights	$3,346	$3,676

Mortgage servicing liabilities - amortized cost	$69	$71

Excess spread financing - fair value	$1,281	$1,184
Mortgage servicing rights financing - fair value	47	32
MSR related liabilities - nonrecourse at fair value	$1,328	$1,216

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage (“forward”) loans for others, either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights related to both agency and non-agency loans.

The following table sets forth the activities of forward MSRs.

	Successor		Predecessor
MSRs - Fair Value	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018
Fair value - beginning of period	$3,665	$3,413	$2,937
Additions:
Servicing retained from mortgage loans sold	298	43	162
Purchases of servicing rights(1)	732	72	144
Dispositions:
Sales of servicing assets(2)	(317)	(63)	4
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	(716)	65	330
Other changes in fair value	(323)	(45)	(164)
Fair value - end of period	$3,339	$3,485	$3,413

(1)
Purchases of servicing rights during the nine months ended September 30, 2019 includes $271 of mortgage servicing rights that were acquired from Pacific Union. See Note 2, Acquisitions for further discussion. In addition, on January 3, 2019, the Company entered into a subservicing contract for $24 billion unpaid principal balance in mortgages. The related servicing rights were subsequently purchased on May 1, 2019, resulting in additional $253 servicing rights during the second quarter of 2019.

(2)	Amount for the seven months ended July 31, 2018 is related to the sale of MSRs collateralized by nonperforming loans, which have a negative MSR value.

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company’s continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment. During the nine months ended September 30, 2019 and two months ended September 30, 2018, the Company sold $25,639 and $5,947 in unpaid principal balance (“UPB”) of forward MSRs, of which $20,560 and none were retained by the Company as subservicer, respectively. During the seven months ended July 31, 2018, the Predecessor sold $1,203 in UPB of forward MSRs, of which $1 in UPB was retained by the Predecessor as subservicer.

MSRs measured at fair value are segregated between credit sensitive and interest sensitive pools at acquisition of MSRs. Credit sensitive pools are primarily impacted by borrower performance under specified repayment terms, which most directly impacts involuntary prepayments and delinquency rates. Interest sensitive pools are primarily impacted by changes in forecasted interest rates, which in turn impact voluntary prepayment speeds. The Company assesses whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition or transfer. Numerous factors are considered in making this assessment, including loan-to-value ratios, FICO scores, percentage of portfolio previously modified, portfolio seasoning and similar criteria. The determination between credit sensitive and interest sensitive for a pool is made at the date of acquisition, and no subsequent changes are made.

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

The following table provides a breakdown of credit sensitive and interest sensitive unpaid principal balance (“UPB”) for the Company’s forward MSRs.

	Successor
	September 30, 2019		December 31, 2018
MSRs - Sensitivity Pools	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$157,898	$1,661	$135,752	$1,495
Interest sensitive	148,783	1,678	159,729	2,170
Total	$306,681	$3,339	$295,481	$3,665

The Company used the following key weighted-average inputs and assumptions in estimating the fair value of MSRs.

	Successor
	September 30, 2019	December 31, 2018
Credit Sensitive
Discount rate	10.4%	11.3%
Prepayment speeds	13.2%	11.8%
Average life	5.9 years	6.4 years

Interest Sensitive
Discount rate	9.0%	9.3%
Prepayment speeds	14.6%	10.0%
Average life	5.4 years	7.0 years

Total MSR Portfolio
Discount rate	9.7%	10.2%
Prepayment speeds	13.9%	10.8%
Average life	5.6 years	6.7 years

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated.

	Successor
	Discount Rate		Total Prepayment Speeds
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2019
Mortgage servicing rights	$(117)	$(226)	$(164)	$(316)

December 31, 2018
Mortgage servicing rights	$(137)	$(265)	$(129)	$(250)

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

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
The Company services certain HECM reverse mortgage loans with an unpaid principal balance of $23,990 and $28,415 as of September 30, 2019 and December 31, 2018, respectively. Mortgage servicing liabilities (“MSL”) had an ending balance of $69 and $71 as of September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019 and two months ended September 30, 2018, the Company accreted $39 and $7 of the MSL, respectively. In addition, the Company recorded an MSL adjustment of $37 during the nine months ended September 30, 2019. The MSL adjustment recorded by the Company relates to the fair value adjustments for MSL assumed from the Merger resulting from the revised cost to service assumption used in the valuation of MSL during the measurement period. See Note 2, Acquisitions for further information. For the seven months ended July 31, 2018, the Predecessor accreted $11 of the MSL and recorded an impairment of $56 in general and administrative expenses. Accretion recorded by the Predecessor relates to previous portfolio acquisitions.

Reverse MSR had an ending balance of $7 and $11 as of September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019, the Company amortized $2 and recorded other MSR adjustments of $6. The MSR adjustment recorded by the Company relates to the fair value adjustments for MSR assumed from the Merger resulting from the revised cost to service assumption used in the valuation of MSR during the measurement period. See Note 2, Acquisitions for further information. For the two months ended September 30, 2018, the Company recorded less than $1 of amortization. For the seven months ended July 31, 2018, the Predecessor recorded an impairment of $4.

The fair value of the reverse MSR was $7 and $11 as of September 30, 2019 and December 31, 2018, respectively. The fair value of the MSL was $41 and $53 as of September 30, 2019 and December 31, 2018, respectively. Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management’s assessment at September 30, 2019, no impairment or increased obligation was needed.

Excess Spread Financing - Fair Value
In order to finance the acquisition of certain MSR portfolios, the Company has entered into sale and assignment agreements with third parties and sold to these entities the right to receive a specified percentage of the cash flow generated from the portfolios in excess of a fixed base servicing fee per loan. The Company retains the base servicing fee, along with ancillary income and interest float earnings on principal and interest payments and escrows, and also incurs costs to service the specified pool. The Company is the legal owner and the servicer of the portfolios and provides all servicing and advancing functions.

In connection with the above transactions, the Company entered into refinanced loan obligations with third parties that require the Company to transfer the new loan or a replacement loan of similar economic characteristics into the respective portfolio if the Company refinances any loan in the portfolio. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above.

The Company used the following weighted-average assumptions in the Company’s valuation of excess spread financing.

	Successor
	September 30, 2019	December 31, 2018
Excess Spread Financing Assumptions
Discount rate	11.9%	10.4%
Prepayment speeds	13.3%	11.0%
Recapture rate	22.3%	18.6%
Average life	5.7 years	6.5 years

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated.

	Successor
	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2019
Excess spread financing	$42	$87	$44	$93

December 31, 2018
Excess spread financing	$47	$99	$38	$81

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

The following table sets forth the weighted average assumptions used in the valuation of the mortgage servicing rights financing liability.

	Successor
Mortgage Servicing Rights Financing Assumptions	September 30, 2019	December 31, 2018
Advance financing rates	3.7%	4.2%
Annual advance recovery rates	18.7%	19.0%

Mortgage Servicing Rights - Revenues

The following table sets forth the items comprising revenues associated with servicing loan portfolios.

	Successor			Predecessor
Servicing Revenue	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Seven Months Ended July 31, 2018
Contractually specified servicing fees(1)	$305	$893	$163	$79	$574
Other service-related income(1)(2)	51	133	18	10	66
Incentive and modification income(1)	12	29	8	4	37
Late fees(1)	30	82	14	7	53
Reverse servicing fees	7	24	13	4	37
Mark-to-market adjustments(3)	(83)	(607)	24	25	196
Counterparty revenue share(4)	(86)	(204)	(26)	(16)	(111)
Amortization, net of accretion(5)	(73)	(152)	(31)	(16)	(112)
Total servicing revenue	$163	$198	$183	$97	$740

(1)	Amounts include subservicing related revenues.

(2)
Amount for the nine months ended September 30, 2019 includes a gain of $21 from the execution of a clean-up call option on a reverse mortgage loan trust, as the Company was the master servicer and holder of clean-up call rights.

(3)
Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows for the Company was $18, $46, and $13 for the three and nine months ended September 30, 2019 and two months ended September 30, 2018, respectively. The impact of negative modeled cash flows for the Predecessor totaled $4 and $38 for the one and seven months ended July 31, 2018, respectively.

(4)
Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSRs financing arrangements.

(5)
Amortization for the Company is net of excess spread accretion of $77 and $172 and MSL accretion of $10 and $39 for the three and nine months ended September 30, 2019, respectively. Amortization for the Company is net of excess spread accretion of $22 for the two months ended September 30, 2018. Amortization of the Predecessor is net of excess spread of $11 and $78 for the one and seven months ended July 31, 2018, respectively. The Predecessor recorded MSL accretion within reverse servicing fees, whereas the Successor has elected to record MSL accretion within amortization, net of accretion.

4. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following.

	Successor
	September 30, 2019	December 31, 2018
Servicing advances, net of $148 and $205 discount, respectively	$865	$1,000
Receivables from agencies, investors and prior servicers, net of $48 and $48 discount, respectively	232	241
Reserves	(130)	(47)
Total advances and other receivables, net	$967	$1,194

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

The Company estimates and records an asset for estimated recoveries to be collected from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $101 and $94 for the Company’s forward loan portfolio at September 30, 2019 and December 31, 2018, respectively.

The following table sets forth the activities of the servicing reserves for advances and other receivables.

	Successor			Predecessor
Reserves for Advances and Other Receivables	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Seven Months Ended July 31, 2018
Balance - beginning of period	$98	$47	$—	$294	$284
Provision and other additions(1)	35	102	20	7	69
Write-offs	(3)	(19)	—	(4)	(56)
Balance - end of period	$130	$130	$20	$297	$297

(1)
The Company recorded a provision of $18, $46, and $13 through the MTM adjustments in service related revenues for the three and nine months ended September 30, 2019, and two months ended September 30, 2018, respectively. The Predecessor recorded a provision of $4 and $38 through the MTM adjustments in service related revenues for the one and seven months ended July 31, 2018, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

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

As of September 30, 2019, a total of $125 purchase discount has been utilized, with $196 purchase discount remaining.

The following table sets forth the activities of the purchase discounts for advances and other receivables.

	Successor
Purchase Discounts - Servicing Advances	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018
Balance - beginning of period	$156	$205	$246
Addition from acquisition	—	19	—
Utilization of purchase discounts	(8)	(76)	(19)
Balance - end of period	$148	$148	$227

	Successor
Purchase Discounts - Receivables from Agencies, Investors and Prior Servicers	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018
Balance - beginning of period	$48	$48	$56
Addition from acquisition	—	—	—
Utilization of purchase discounts	—	—	—
Balance - end of period	$48	$48	$56

5. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consists of the following:

	Successor
	September 30, 2019	December 31, 2018
Participating interests in HECM mortgage-backed securities (“HMBS”), including $14 and $58 purchase premium, respectively	$4,592	$5,664
Other interests securitized, net of $63 and $100 purchase discount, respectively	879	1,064
Unsecuritized interests, net of $75 and $122 purchase discount, respectively	1,204	1,219
Reserves	(13)	(13)
Total reverse mortgage interests, net	$6,662	$7,934

Participating Interests in HMBS
Participating interests in HMBS consist of the Company’s reverse mortgage interests in HECM loans which have been transferred to GNMA and subsequently securitized through the issuance of HMBS. The Company does not own these loans, but due to HMBS program buyout requirements, such interests are consolidated in Company’s consolidated balance sheets. The Company does not originate reverse mortgages, but during the nine months ended September 30, 2019 and two months ended September 30, 2018, a total of $211 and $44 in UPB associated with new draws on existing loans was transferred to GNMA and securitized by the Company, respectively. During the seven months ended July 31, 2018, a total of $198 UPB was transferred to GNMA and securitized by the Predecessor.

In March 2019, the Company entered into an agreement with Fannie Mae for the transfer of reverse mortgage loans. As a result, $61 was transferred from Fannie Mae and securitized into GNMA HMBS during the nine months ended September 30, 2019.

Other Interests Securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria primarily because they have reached 98% of their Max Claim Amount (“MCA”), which is established at origination and in accordance with HMBS program guidelines, requiring a repurchase of loans from the respective HMBS trust. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. During the nine months ended September 30, 2019, the Company securitized a total of $398 UPB through Trust 2019-1 and a total of $249 UPB from Trust 2017-2 was called and the related debt was extinguished. See Note 10, Indebtedness for additional information. The Company sold $20 UPB of Trust 2018-3 retained bonds during the nine months ended September 30, 2019. No such securitizations occurred during the two months ended September 30, 2018. During the seven months ended July 31, 2018, the Predecessor securitized a total of $760 UPB through Trust 2018-1 and Trust 2018-2 and a total of $284 UPB from Trust 2016-2 and Trust 2016-3 were called and the related debt was extinguished. Refer to Other Nonrecourse Debt in Note 10, Indebtedness, for additional information.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consist of the following:

	Successor
	September 30, 2019	December 31, 2018
Repurchased HECM loans (exceeds 98% MCA)	$874	$949
HECM related receivables(1)	289	300
Funded borrower draws not yet securitized	92	76
REO-related receivables	24	16
Purchase discount, net	(75)	(122)
Total unsecuritized interests	$1,204	$1,219

(1)	HECM related receivables consist primarily of FNMA receivables for corporate advances and service fees and claims receivables from the U.S. Department of Housing and Urban Development (“HUD”).

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the MCA established at origination and in accordance with HMBS program guidelines. These unsecuritized interests are primarily financed through available warehouse lines. The Company repurchased a total of $2,132 and $608 of HECM loans out of GNMA HMBS securitizations during the nine months ended September 30, 2019 and two months ended September 30, 2018, respectively, of which $561 and $138 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively. The Predecessor repurchased a total of $2,439 of HECM loans out of GNMA HMBS securitizations during the seven months ended July 31, 2018, of which $512 was subsequently assigned to a third party in accordance with applicable servicing agreements. To the extent a loan is not subject to applicable servicing agreements and assigned to a third party, the loan is either subject to assignment to HUD, per contractual obligations with GNMA, liquidated via a payoff from the borrower or liquidated via a foreclosure according to the terms of the underlying mortgage. The Company assigned a total of $1,458 and $458 of HECM loans to HUD during the nine months ended September 30, 2019 and two months ended September 30, 2018, respectively. The Predecessor assigned a total of $1,712 of HECM loans to HUD during the seven months ended July 31, 2018.

As discussed above, the Company estimates and records an asset for probable recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Net receivables from prior servicers totaled $8 and $18 for the Company’s reverse loan portfolio at September 30, 2019 and December 31, 2018, respectively.

Reserves for Reverse Mortgage Interests
The Company records reserves related to reverse mortgage interests based on potential unrecoverable costs and loss exposures expected to be realized. Recoverability is determined based on the Company’s ability to meet HUD servicing guidelines and is assessed with respect to both financial and operational exposures.

The following table sets forth the activities of the servicing reserves for reverse mortgage interests.

	Successor			Predecessor
Reserves for reverse mortgage interests	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Seven Months Ended July 31, 2018
Balance - beginning of period	$8	$13	$—	$117	$115
Provision (release), net	5	7	1	12	32
Write-offs	—	(7)	—	—	(18)
Balance - end of period	$13	$13	$1	$129	$129

Purchase Discount for Reverse Mortgage Interests
In connection with the Merger, the Company recorded the acquired reverse mortgage interests at estimated fair value as of the acquisition date, which resulted in a purchase premium of $42 for participating interests in HMBS, and a purchase discount of $298 for Other Interest Securitized and Unsecuritized Interests due to the higher exposure to financial and operational losses of servicing the loans through foreclosure and collateral liquidation. The premium and discount are amortized and accreted, respectively, based on the effective yield method, whereby the Company updates its prepayment assumptions for actual prepayments on a quarterly basis.

The following table sets forth the activities of the purchase premiums and discounts for reverse mortgage interests.

	Successor
	Three Months Ended September 30, 2019
Purchase premiums and discounts for reverse mortgage interests	Net Premium for Participating Interests in HMBS(1)	Net Discount for Other Interest Securitized(1)	Net Discount for Unsecuritized Interests(1)
Balance - beginning of period	$18	$(84)	$(97)
Utilization of purchase discounts(2)	—	11	29
(Amortization)/Accretion	(4)	9	(6)
Transfers(3)	—	1	(1)
Balance - end of period	$14	$(63)	$(75)

	Successor
	Nine Months Ended September 30, 2019
Purchase premiums and discounts for reverse mortgage interests	Net Premium for Participating Interests in HMBS(1)	Net Discount for Other Interest Securitized(1)	Net Discount for Unsecuritized Interests(1)
Balance - beginning of period	$58	$(100)	$(122)
Adjustments(4)	(16)	(2)	(6)
Utilization of purchase discounts(2)	—	24	56
(Amortization)/Accretion	(41)	22	3
Transfers(3)	13	(7)	(6)
Balance - end of period	$14	$(63)	$(75)

	Successor
	Two Months Ended September 30, 2018
Purchase premiums and discounts for reverse mortgage interests	Net Premium for Participating Interests in HMBS(1)	Net Discount for Other Interest Securitized(1)	Net Discount for Unsecuritized Interests(1)
Balance - beginning of period	$58	$(117)	$(161)
(Amortization)/Accretion	(3)	—	10
Balance - end of period	$55	$(117)	$(151)

(1)	Net position as certain items are in a premium/(discount) position, based on the characteristics of underlying tranches of loans.

(2)	Utilization of purchase discounts to mitigate loss on liquidated loans, for which the remaining receivable was written-off.

(3)	Transfer of premium/(discount) based on the transfer of associated loans between categories consistent with the underlying loan characteristics.

(4)
Adjustments to premium/(discount) due to revised cost to service assumption utilized in the valuation of reverse mortgage assets and liabilities acquired from the Merger. See Note 2, Acquisitions for additional information.

In connection with previous reverse mortgage portfolio acquisitions, the Predecessor recorded a purchase discount within Unsecuritized Interests. The following table sets forth the activities of the purchase discount for reverse mortgage interests.

	Predecessor
Purchase discount for reverse mortgage interests	One Month Ended July 31, 2018	Seven Months Ended July 31, 2018
Balance - beginning of period	$(84)	$(89)
Additions	—	(7)
Accretion	2	14
Balance - end of period	$(82)	$(82)

Reverse Mortgage Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans, in accordance with FHA guidelines. Total interest earned on the Company’s reverse mortgage interests was $74, $241 and $72 for three and nine months ended September 30, 2019, and two months ended September 30, 2018, respectively. Total interest earned on the Predecessor’s reverse mortgage interests was $38 and $274 for one and seven months ended July 31, 2018, respectively.

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

Mortgage loans held for sale are recorded at fair value as set forth below.

	Successor
	September 30, 2019	December 31, 2018
Mortgage loans held for sale – UPB	$4,110	$1,568
Mark-to-market adjustment(1)	157	63
Total mortgage loans held for sale	$4,267	$1,631

(1)	The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as interest income in the consolidated statements of operations.

The total UPB of mortgage loans held for sale on non-accrual status was as follows:

	Successor
	September 30, 2019		December 31, 2018
Mortgage Loans Held for Sale - UPB	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$31	$26	$45	$42

(1)	Non-accrual includes $26 and $40 of UPB related to Ginnie Mae repurchased loans as of September 30, 2019 and December 31, 2018, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $21 and $33 as of September 30, 2019 and December 31, 2018, respectively.

The following table sets forth the activities of mortgage loans held for sale.

	Successor		Predecessor
Mortgage loans held for sale	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018
Balance - beginning of period	$1,631	$1,514	$1,891
Mortgage loans originated and purchased, net of fees(1)	28,199	3,459	12,319
Loans sold	(27,430)	(3,508)	(13,255)
Repurchase of loans out of Ginnie Mae securitizations	1,823	223	544
Net transfers of mortgage loans held for sale to/from REO in other assets and transfer from mortgage loans held for investment(2)(3)	15	4	14
Changes in fair value	19	(8)	(1)
Other purchase-related activities(4)	10	(1)	9
Transfer of mortgage loans held for sale to advances and other receivables, net related to claims(5)	—	(2)	(7)
Balance - end of period	$4,267	$1,681	$1,514

(1)
Mortgage loans originated and purchased during the nine months ended September 30, 2019 includes $536 of loans held for sale that were acquired from Pacific Union. See Note 2, Acquisitions for further discussion.

(2)
Net amounts are comprised of REO in the sales process, which are transferred to other assets, and certain government insured mortgage REO, which are transferred from other assets upon completion of the sale so that the claims process can begin.

(3)
Amount for the nine months ended September 30, 2019 includes $12 transfer from mortgage loans held for investment upon collapse of Trust 2009-A, the Company’s legacy portfolio, and sale of the loans held in the trust. See mortgage loans held for investment discussed in section below for additional information.

(4)	Amounts are comprised primarily of non-Ginnie Mae loan purchases and buyouts.

(5)	Amounts are comprised of claims made on certain government insured mortgage loans upon completion of the REO sale.

For the nine months ended September 30, 2019 and two months ended September 30, 2018, the Company received proceeds of $27,778 and $3,543 respectively, on the sale of mortgage loans held for sale, resulting in gains of $367 and $35, respectively. For the seven months ended July 31, 2018, the Predecessor received proceeds of $13,382 on the sale of mortgage loans held for sale, resulting in gains of $127.

The Company has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased in connection with loan modifications and loan resolution activity, with the intent to re-pool into new Ginnie Mae securitizations upon re-performance of the loan or to otherwise sell to third-party investors. Therefore, these loans are classified as held for sale.

Mortgage Loans Held for Investment

In September 2019, the Company collapsed Trust 2009-A, its legacy portfolio, and executed the sale of the loans held in the trust for a total purchase price of $130. The Company recognized a gain of $32, which was recorded in the net gain on mortgage loans held for sale in the consolidated statements of operations. $21 and $11 of the gain were recorded in the Servicing and Corporate/Other segments, respectively. In connection with this transaction, $94 UPB of the mortgage loans held for investment was called and the related debt was extinguished. The Company transferred the remaining $12 UPB to mortgage loans held for sale and $5 UPB to real estate owned.

The following table sets forth the activities of mortgage loans held for investment.

	Successor
Mortgage loans held for investment at fair value	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018
Balance - beginning of period	$119	$125
Sale of mortgage loans	(94)	—
Transfers to mortgage loans held for sale	(12)	—
Payments received from borrowers	(11)	(2)
Transfers to real estate owned	(5)	—
Changes in fair value(1)	3	—
Losses incurred	—	(1)
Balance - end of period	$—	$122

(1)	The changes in fair value during the two months ended September 30, 2018, is less than $1.

The following sets forth the composition of mortgage loans held for investment as of December 31, 2018.

Successor
December 31, 2018
Mortgage loans held for investment – UPB	$156
Fair value adjustments	(37)
Total mortgage loans held for investment at fair value	$119

The total UPB of mortgage loans held for investment on non-accrual status was as follows.

	Successor
	December 31, 2018
Mortgage Loans Held for Investment - UPB	UPB	Fair Value
Non-accrual	$27	$13

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was $15 as of December 31, 2018.

7. Leases

Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and payables and other liabilities, respectively, on its consolidated balance sheets as of September 30, 2019. The Company does not currently have any significant finance leases in which it is the lessee. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in general and administrative expenses in the consolidated statements of operations. The Company’s leases relate primarily to office space and equipment, with remaining lease terms of generally 1 to 10 years. Certain lease arrangements contain extension options, which typically range from 3 to 5 years, at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. As of September 30, 2019, operating lease ROU assets and liabilities were $126 and $137, respectively.

The table below summarizes the Company’s net lease cost:

	Successor
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$10	$29
Short-term lease cost(1)	—	1
Sublease income	(1)	(2)
Net lease cost	$9	$28

(1)	Amount for three months ended September 30, 2019 is less than $1.

The table below summarizes other information related to the Company’s operating leases:

	Successor
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8	$21
Leased assets obtained in exchange for new operating lease liabilities(1)	$(5)	$150
Weighted average remaining lease term - operating leases, in years	5.7	5.7
Weighted average discount rate - operating leases	5.0%	5.0%

(1)	The reduction in the three months ended September 30, 2019 is due to a modification of lease agreements.

Maturities of operating lease liabilities as of September 30, 2019 are as follows:

Year Ending December 31,	Operating Leases
2019(1)	$10
2020	39
2021	30
2022	22
2023	16
2024 and thereafter	45
Total future minimum lease payments	162
Less: imputed interest	25
Total operating lease liabilities	$137

(1)	Excluding the nine months ended September 30, 2019.

Finance lease liability was $3 as of September 30, 2019, the majority of which matures within a year.

8. Other Assets

Other assets consist of the following:

	Successor
	September 30, 2019	December 31, 2018
Loans subject to repurchase from Ginnie Mae	$629	$266
Trade receivables and accrued revenues	142	145
Right-of-use assets	126	—
Goodwill	120	23
Intangible assets	93	117
Other	339	244
Total other assets	$1,449	$795

Loans Subject to Repurchase Right from Ginnie Mae
Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The amount as of September 30, 2019 includes $418 attributable to Pacific Union.

Trade Receivables and Accrued Revenues
Trade receivables and accrued revenues are primarily comprised of trade receivables and service fees earned but not received based upon the terms of the Company’s servicing and subservicing agreements.

Right of Use Assets
Right of use assets are recognized for operating leases as a result of adoption of ASC 842. See Note 7, Leases for additional information.

Goodwill and Intangible Assets
The table below presents changes in the carrying amount of goodwill for the nine months ended September 30, 2019.

Successor
Nine Months Ended September 30, 2019
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

Other
Other primarily includes derivative financial instruments, prepaid expenses, margin call deposits, real estate owned (REO), tax receivables and non-advance related accounts receivable due from investors. See Note 9, Derivative Financial Instruments, for further details on derivative financial instruments.

REO includes $8 and $10 of REO-related receivables with government insurance at September 30, 2019 and December 31, 2018, respectively, limiting loss exposure to the Company.

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

Associated with the Company’s derivatives are $0.4 and $12 in collateral deposits on derivative instruments recorded in other assets on the Company’s consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the consolidated balance sheets.

The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

		Successor
		September 30, 2019		Nine Months Ended September 30, 2019
	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2019	$1,508	$35.3	$9.4
Derivative financial instruments
IRLCs	2019	4,964	143.9	84.1
Forward MBS trades	2019	3,054	7.7	5.9
LPCs	2019	1,397	18.2	16.5
Eurodollar futures(1)	2020-2021	6	—	—
Liabilities
Derivative financial instruments
IRLCs(1)	2019	15	—	—
Forward MBS trades	2019	5,667	15.9	(8.0)
LPCs	2019	547	3.1	2.7
Eurodollar futures(1)	2019-2021	8	—	—

		Successor			Predecessor
		September 30, 2018		Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018
	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2018	$428	$6.9	$(3.7)	$10.5
Derivative financial instruments
IRLCs	2018	1,765	57.8	(1.8)	0.4
Forward MBS trades	2018	3,040	12.2	9.0	0.9
LPCs	2018	228	1.7	0.5	0.3
Treasury futures	2018	65	—	—	(1.8)
Eurodollar futures(1)	2018-2021	20	—	—	—
Liabilities
Derivative financial instruments
IRLCs(1)	2018	3	—	—	—
Forward MBS trades	2018	413	0.5	(1.4)	(1.0)
LPCs	2018	320	1.5	0.9	0.1
Treasury futures(1)	2018	53	0.1	0.1	(1.3)
Eurodollar futures(1)	2020-2021	6	—	—	—

(1)	Fair values or recorded gains/(losses) of derivative instruments are less than $0.1 for the specified dates.

10. Indebtedness

Notes Payable

					Successor
					September 30, 2019		December 31, 2018
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$325 advance facility	LIBOR + 1.5% to 6.5%	August 2021	Servicing advance receivables	$325	$233	$294	$209	$284
$250 advance facility	LIBOR + 1.5% to 2.6%	December 2020	Servicing advance receivables	250	142	173	218	255
$200 advance facility	LIBOR + 2.5%	December 2019	Servicing advance receivables	200	64	125	90	149
$125 advance facility	LIBOR + 1.5% to 7.4%	July 2020	Servicing advance receivables	125	74	84	78	89
Advance facilities principal amount					513	$676	595	$777
Unamortized debt issuance costs					—		—
Advance facilities, net					$513		$595

					Successor
					September 30, 2019		December 31, 2018
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral pledged	Outstanding	Collateral pledged
$1,500 warehouse facility	LIBOR + 1.0%	June 2020	Mortgage loans or MBS	$1,500	$970	$938	$—	$—
$1,200 warehouse facility	LIBOR + 1.7% to 3.5%	November 12, 2019	Mortgage loans or MBS	1,200	734	779	560	622
$1,000 warehouse facility	LIBOR + 1.4% to 2.3%	September 2020	Mortgage loans or MBS	1,000	521	536	137	140
$800 warehouse facility(1)	LIBOR + 1.5% to 2.9%	April 2020	Mortgage loans or MBS	800	586	643	464	514
$750 warehouse facility	LIBOR + 1.4% to 2.8%	September 2020	Mortgage loans or MBS	750	511	524	119	122
$600 warehouse facility	LIBOR + 2.3%	February 2020	Mortgage loans or MBS	600	214	251	151	168
$500 warehouse facility	LIBOR + 1.5% to 2.8%	November 14, 2019	Mortgage loans or MBS	500	405	474	220	248
$500 warehouse facility	LIBOR + 1.5% to 3.0%	April 2020	Mortgage loans or MBS	500	391	400	187	200
$200 warehouse facility	LIBOR + 1.5%	December 2019	Mortgage loans or MBS	200	91	92	—	—
$200 warehouse facility	LIBOR + 1.2%	April 2021	Mortgage loans or MBS	200	91	94	18	19
$200 warehouse facility	LIBOR + 2.0%	January 2020	Mortgage loans or MBS	200	67	94	103	132
$200 warehouse facility	LIBOR + 1.5%	October 2020	Mortgage loans or MBS	200	21	21	—	—
$50 warehouse facility	LIBOR + 2.0% to 6.0%	April 2020	Mortgage loans or MBS	50	13	16	—	—
$40 warehouse facility	LIBOR + 3.3%	September 2020	Mortgage loans or MBS	40	27	28	—	—
$40 warehouse facility	LIBOR + 3.0%	November 29, 2019	Mortgage loans or MBS	40	1	2	1	2
$500 warehouse facility(2)	LIBOR + 2.0% to 2.3%	September 2020	Mortgage loans or MBS	—	—	—	290	299
Warehouse facilities principal amount					4,643	4,892	2,250	2,466
MSR Facility
$400 warehouse facility	LIBOR + 3.5% to 6.1%	June 2021	MSR	400	150	839	100	928
$400 warehouse facility	LIBOR + 2.3%	December 2020	MSR	400	—	193	—	226
$150 warehouse facility(1)	LIBOR + 2.8%	April 2020	MSR	150	—	121	—	430
$50 warehouse facility	LIBOR + 2.8%	August 2020	MSR	50	10	84	—	102
					160	1,237	100	1,686
Warehouse and MSR facilities principal amount					4,803	$6,129	2,350	$4,152

Unamortized debt issuance costs					(1)		(1)
Warehouse facilities, net					$4,802		$2,349

Pledged Collateral:
Mortgage loans and mortgage loans held for investment					$3,980	$4,119	$1,528	$1,628
Reverse mortgage interests					663	773	722	838
MSR					160	1,237	100	1,686

(1)	Total capacity amount for this facility is $800 of which $150 is a sublimit for MSR financing.

(2)	This facility was terminated during August 2019.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

	Successor
	September 30, 2019	December 31, 2018
$950 face value, 8.125% interest rate payable semi-annually, due July 2023	$950	$950
$750 face value, 9.125% interest rate payable semi-annually, due July 2026	750	750
$600 face value, 6.500% interest rate payable semi-annually, due July 2021(1)	592	592
$300 face value, 6.500% interest rate payable semi-annually, due June 2022	206	206
Unsecured senior notes principal amount	2,498	2,498
Unamortized debt issuance costs, premium and discount	(34)	(39)
Unsecured senior notes, net	$2,464	$2,459

(1)	This note was subsequently paid down by $100 in principal balance in October 2019.

The ratios included in the indentures for the unsecured senior notes are incurrence-based compared to the customary ratio covenants that are often found in credit agreements that require a company to maintain a certain ratio. The incurrence-based covenants limit the issuer(s) and restricted subsidiaries ability to incur additional indebtedness, pay dividends, make certain investments, create liens, consolidate, merge or sell substantially all their assets or enter into certain transactions with affiliates. The indentures contain certain events of default, including (subject, in some cases, to customary cure periods and materiality thresholds) defaults based on (i) the failure to make payments under the applicable indenture when due, (ii) breach of covenants, (iii) cross-defaults to certain other indebtedness, (iv) certain bankruptcy or insolvency events, (v) material judgments and (vi) invalidity of material guarantees.

The indentures for the unsecured senior notes provide that the Company may redeem all or a portion of the notes prior to certain fixed dates by paying a make-whole premium plus accrued and unpaid interest, to the redemption dates. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the three and nine months ended September 30, 2019, and two months ended September 30, 2018. During the two months ended September 30, 2018, the Company redeemed $658 in principal of outstanding notes. Additionally, the Company repaid $364 in principal of outstanding notes which matured during the two months ended September 30, 2018. The Predecessor repurchased $60 in principal of outstanding notes during the seven months ended July 31, 2018 resulting in a loss of $2. No notes were repurchased during the one month ended July 31, 2018.

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

As of September 30, 2019, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2019	$—
2020	—
2021(1)	592
2022	206
2023	950
Thereafter	750
Total unsecured senior notes principal amount	$2,498

(1)	This note does not include the subsequent pay down of $100 in principal balance in October 2019.

Other Nonrecourse Debt
Other nonrecourse debt consists of the following:

					Successor
					September 30, 2019	December 31, 2018
	Issue Date	Maturity Date	Class of Note	Securitized Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	—	$—	$4,581	$5,607
Securitization of nonperforming HECM loans
Trust 2017-2(2)	September 2017	September 2027	A, M1, M2	—	—	231
Trust 2018-1	March 2018	March 2028	A, M1, M2, M3, M4, M5	232	201	284
Trust 2018-2	August 2018	August 2028	A, M1, M2, M3, M4, M5	179	161	250
Trust 2018-3	November 2018	November 2028	A, M1, M2, M3, M4, M5	254	239	326
Trust 2019-1	June 2019	June 2029	A, M1, M2, M3, M4, M5	347	339	—
Nonrecourse Debt - Legacy(3)	November 2009	October 2039	A	—	—	29
Other nonrecourse debt principal amount					5,521	6,727
Unamortized debt issuance costs, premium and discount					12	68
Other nonrecourse debt, net					$5,533	$6,795

(1)	Amounts represent the Company’s participating interest in GNMA HMBS securitized portfolios.

(2)	As discussed in Note 5, Reverse Mortgage Interests, Net, Trust 2017-2 was extinguished.

(3)	As discussed in Note 6, Mortgage Loans Held for Sale and Investment, Trust 2009-A, the Company’s legacy portfolio, was collapsed and the related debt was extinguished during September 2019.

Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Company issues HMBS in connection with the securitization of borrower draws and accrues interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a “participating interest”) in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 2.3% to 5.9%.

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

Nonrecourse Debt – Legacy Assets
During November 2009, the Predecessor completed the securitization of approximately $222 of Asset-Backed Securities (“ABS”), which was accounted for as a secured borrowing. This structure resulted in the Predecessor and subsequently the Company carrying the securitized mortgage loans in its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The trust was called and related debt was extinguished during September 2019. See Note 6, Mortgage Loans Held for Sale and Investment for further information. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $160 at December 31, 2018. The UPB on the outstanding loans was $29 at December 31, 2018 and the carrying value of the nonrecourse debt was $29.

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of September 30, 2019. The most restrictive tangible net worth covenant required the Company to maintain a minimum tangible net worth of at least $682.

11. Payables and Other Liabilities

Payables and other liabilities consist of the following:

	Successor
	September 30, 2019	December 31, 2018
Loans subject to repurchase from Ginnie Mae	$629	$266
Payables to servicing and subservicing investors	523	494
Operating lease liability	137	—
Payables to GSEs and securitized trusts	126	105
MSR purchases payable including advances	21	182
Other liabilities	566	496
Total payables and other liabilities	$2,002	$1,543

Loans Subject to Repurchase from Ginnie Mae
See Note 8, Other Assets for a description of assets and liabilities related to loans subject to repurchase from Ginnie Mae. The amount as of September 30, 2019 includes $418 attributable to Pacific Union.

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

The following table sets forth the activities of repurchase reserves.

	Successor			Predecessor
Repurchase Reserves	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Seven Months Ended July 31, 2018
Balance - beginning of period	$23	$8	$9	$9	$9
Provisions(1)	5	21	1	—	3
Releases	(4)	(5)	(1)	—	(3)
Balance - end of period	$24	$24	$9	$9	$9

(1)
Provision for the three and nine months ended September 30, 2019 is primarily due to repurchase reserve liabilities assumed in connection with the acquisition of Pacific Union. See Note 2, Acquisitions for additional information.

The provision for repurchases represents an estimate of losses to be incurred on the repurchase of loans or indemnification of purchaser’s losses related to forward loans. Certain sale contracts and GSE standards require the Predecessor and, subsequently, the Company to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties with respect to underwriting standards.

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of loans underwritten prior to the mortgage loan crisis period prior to 2008. The Company believes its reserve balance as of September 30, 2019 is sufficient to cover loss exposure associated with repurchase contingencies.

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

The Company has determined that the SPEs created in connection with the (i) Nationstar Mortgage Advance Receivables Trust (NMART), (ii) Nationstar Agency Advance Financing Trust (NAAFT) and (iii) Nationstar Advance Agency Receivables Trust (NAART) should be consolidated as the Company is the primary beneficiary of each of these entities. Also, the Company consolidated four reverse mortgage SPEs as it is the primary beneficiary of each of these entities. These SPEs include the Nationstar HECM Loan Trusts.

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s consolidated financial statements is presented below.

	Successor
	September 30, 2019		December 31, 2018
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$70	$46	$70	$63
Reverse mortgage interests, net(1)	—	5,471	—	6,728
Advances and other receivables, net	552	—	628	—
Mortgage loans held for investment, net(2)	—	—	118	—
Total assets	$622	$5,517	$816	$6,791

Liabilities
Advance facilities(3)	$449	$—	$505	$—
Payables and other liabilities	1	1	1	1
Participating interest financing	—	4,581	—	5,607
HECM Securitizations (HMBS)
Trust 2017-2	—	—	—	231
Trust 2018-1	—	201	—	284
Trust 2018-2	—	161	—	250
Trust 2018-3	—	239	—	326
Trust 2019-1	—	339	—	—
Nonrecourse debt – legacy assets(2)	—	—	29	—
Total liabilities	$450	$5,522	$535	$6,699

(1)	Amounts include net purchase discount of $49 and $42 as of September 30, 2019 and December 31, 2018, respectively.

(2)
The Nationstar Home Equity Loan Trust 2009-A was collapsed in September 2019. Refer to Mortgage Loans Held for Investment in Note 6, Mortgage Loans Held for Sale and Investment, for additional information.

(3)
Amounts include the Nationstar agency advance financing facility and notes payable recorded by the Nationstar Mortgage Advance Receivable Trust, and the Nationstar Agency Advance Receivables Trust. Refer to Notes Payable in Note 10, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company.

	Successor
	September 30, 2019	December 31, 2018
Total collateral balances - UPB	$1,553	$1,873
Total certificate balances	$1,562	$1,817

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of September 30, 2019 and December 31, 2018 and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below.

	Successor
Principal Amount of Loans 60 Days or More Past Due	September 30, 2019	December 31, 2018
Unconsolidated securitization trusts	$204	$285

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

The equity-based awards under the 2012 Plan and the 2019 Plan include restricted stock units (“RSUs”) granted to employees of the Company, consultants, and non-employee directors. These awards are valued at the fair market value of the Company’s or the Predecessor’s common stock on the grant date as defined in the 2012 Plan and the 2019 Plan. During the nine months ended September 30, 2019 and two months ended September 30, 2018, certain key employees of the Company, consultants, and non-employee directors of the Company were granted 2,525 thousand and 73 thousand RSUs, respectively. During the seven months ended July 31, 2018, certain employees of the Predecessor were granted 3,297 thousand RSUs. The stock awards for employees generally vest in installments of 33.3%, 33.3% and 33.4% respectively on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with the Company during that time or (ii) the participant’s employment has terminated by reason of retirement. The stock awards for non-employee directors generally vest the earlier of (a) the first anniversary of the grant date or (b) the date of the next annual stockholders meeting following the grant date. In addition, upon death or disability, the unvested shares of an award will vest.

The Company recorded $5 and $14 of expenses related to equity-based awards during the three and nine months ended September 30, 2019, respectively, and recorded $2 during the two months ended September 30, 2018. In addition, the Predecessor recorded $9 and $17 of expenses related to share-based awards during the one and seven months ended July 31, 2018, respectively, including $7 expenses recognized due to a one-time accelerated vesting of equity awards in connection with the Merger.

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

	Successor			Predecessor
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Seven Months Ended July 31, 2018
Net income (loss) attributable to Successor/Predecessor	$84	$(189)	$1,020	$(64)	$154
Less: Undistributed earnings attributable to participating stockholders	1	—	9	—	—
Net income (loss) attributable to common stockholders	$83	$(189)	$1,011	$(64)	$154

Net income (loss) per common share attributable to Successor/Predecessor:
Basic	$0.91	$(2.08)	$11.13	$(0.65)	$1.57
Diluted	$0.90	$(2.08)	$10.99	$(0.65)	$1.55

Weighted average shares of common stock outstanding (in thousands):
Basic	91,080	91,012	90,808	98,164	98,046
Dilutive effect of stock awards	117	—	345	—	1,091
Dilutive effect of participating securities	839	—	839	—	—
Diluted	92,036	91,012	91,992	98,164	99,137

15. Income Taxes

The components of income tax (benefit) expense were as follows:

	Successor			Predecessor
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Seven Months Ended July 31, 2018
Income (loss) before income tax expense (benefit)	$107	$(243)	$41	$(83)	$202

Income tax expense (benefit)	$24	$(52)	$(979)	$(19)	$48

Effective tax rate(1)	22.3%	21.5%	(2,377.1)%	23.1%	23.8%

(1)	Effective tax rate is calculated using whole numbers.

For the three and nine months ended September 30, 2019, the effective tax rate differed from the statutory federal rate of 21% primarily due to permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m) and nondeductible meals and entertainment expenses, as well as other recurring items such as the state tax benefit.

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

For the one and seven months ended July 31, 2018 in the predecessor period, the effective tax rate differed slightly from the statutory federal rate of 21% primarily due to state tax provision, adjustments in connection with the remediation of the Predecessor’s uncertain tax position and various permanent differences, including nondeductible transaction costs in connection with the Merger.

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

Mortgage Loans Held for Investment (Level 3) – Mortgage loans held for investment primarily consist of nonconforming or subprime mortgage loans that were transferred in 2009 from mortgage loans held for sale at fair value. The Company intends to hold these loans to their maturities. The Company determines the fair value of loans held for investment, on a recurring basis, based on various underlying attributes such as market participants’ views, loan delinquency, recent observable loan pricing and sales for similar loans, individual loan characteristics and internal market evaluation. These internal market evaluations require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. As these fair values are derived from internally developed valuation models, using observable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 6, Mortgage Loans Held for Sale and Investment, for more information. As of September 30, 2019, the Company has no financial instruments classified as mortgage loans held for investment.

Mortgage Servicing Rights – Fair Value (Level 3) – The Company estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and discount rates. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities, for more information.

Advances and Other Receivables, Net (Level 3) - Advances and other receivables, net are valued at their net realizable value after taking into consideration the reserves. Advances have no stated maturity. Their net realizable value approximates fair value as the net present value based on discounted cash flow is not materially different from the net realizable value. See Note 4, Advances and Other Receivables, Net for more information.

Reverse Mortgage Interests, Net (Level 3) – The Company’s reverse mortgage interests are primarily comprised of HECM loans that are insured by FHA and guaranteed by Ginnie Mae upon securitization. Quarterly, the Company estimates fair value using discounted cash flows, obtained from a third-party and supplemented with historical loss experience on similar assets, with the discount rate approximating that of similar financial instruments, as observed from recent trades within the HMBS. Key assumptions within the model are based on market participant benchmarks and include discount rates, cost to service, weighted average life of the portfolio, and estimated participating income. Discounted cash flows are applied based on collateral stratifications and include loan rate type, loan status (active vs. inactive), and securitization. Prices are also influenced from both internal models and other observable inputs. The Company determined fair value for all loans based on the applicable tranches established during the Merger valuation. Tranches are segregated based on participation percentages, original loan status as of the Merger date, and interest rate types, and loan status (active vs inactive). Prices are also influenced from both internal models and other observable inputs, including applicable forward interest rate curves. Additionally, historical loss factors are considered within the overall valuation. Because of the unobservable nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 5, Reverse Mortgage Interests, Net for more information.

Derivative Financial Instruments (Level 2) – The Company enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. These derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. The Company has entered into Eurodollar futures contracts as part of its hedging strategy. The futures contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. Derivative financial instruments are recorded in other assets and payables and other liabilities within the consolidated balance sheets. See Note 9, Derivative Financial Instruments, for more information.

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

Excess Spread Financing (Level 3) – The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, average life, recapture rates and discount rate. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. Excess spread financing is recorded in MSR related liabilities within the consolidated balance sheets. See Note 3, Mortgage Servicing Rights and Related Liabilities, for more information.

Mortgage Servicing Rights Financing Liability (Level 3) - The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates and annual advance recovery rates. As these assumptions are derived from internally developed valuation models based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. Mortgage servicing rights financing liability is recorded in MSR related liabilities within the consolidated balance sheets. See Note 3, Mortgage Servicing Rights and Related Liabilities, for more information.

Participating Interest Financing (Level 3) – The Company estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating that of similar financial instruments. As the prices are derived from both internal models and other observable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. Participating interest financing is recorded in other nonrecourse debt within the consolidated balance sheets. See Note 5, Reverse Mortgage Interests, Net, and Note 10, Indebtedness, for more information.

HECM Securitizations (Level 3) – The Company estimates fair value using a market approach by utilizing the fair value of executed HECM securitizations. Since the executed HECM securitizations are private placements, the Company classifies these valuations as Level 3 in the fair value disclosures. HECM securitizations are recorded in other nonrecourse debt within the consolidated balance sheets. See Note 10, Indebtedness for more information.

The following table presents the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis.

	Successor
	September 30, 2019
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$4,267.2	$—	$4,267.2	$—
Forward mortgage servicing rights	3,338.5	—	—	3,338.5
Derivative financial instruments
IRLCs	143.9	—	143.9	—
Forward MBS trades	7.7	—	7.7	—
LPCs	18.2	—	18.2	—
Eurodollar futures(1)	—	—	—	—
Total assets	$7,775.5	$—	$4,437.0	$3,338.5
Liabilities
Derivative financial instruments
IRLCs(1)	$—	$—	$—	$—
Forward MBS trades	15.9	—	15.9	—
LPCs	3.1	—	3.1	—
Eurodollar futures(1)	—	—	—	—
Mortgage servicing rights financing	46.9	—	—	46.9
Excess spread financing	1,280.8	—	—	1,280.8
Total liabilities	$1,346.7	$—	$19.0	$1,327.7

	Successor
	December 31, 2018
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$1,630.8	$—	$1,630.8	$—
Mortgage loans held for investment	119.1	—	—	119.1
Forward mortgage servicing rights	3,665.4	—	—	3,665.4
Derivative financial instruments
IRLCs	47.6	—	47.6	—
Forward MBS trades	0.1	—	0.1	—
LPCs	1.7	—	1.7	—
Eurodollar futures(1)	—	—	—	—
Total assets	$5,464.7	$—	$1,680.2	$3,784.5
Liabilities
Derivative financial instruments
Forward MBS trades	$19.3	$—	$19.3	$—
LPCs	0.4	—	0.4	—
Eurodollar futures(1)	—	—	—	—
Mortgage servicing rights financing	31.7	—	—	31.7
Excess spread financing	1,184.4	—	—	1,184.4
Total liabilities	$1,235.8	$—	$19.7	$1,216.1

(1)	Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

The table below presents a reconciliation for all of the Company and Predecessor’s Level 3 assets and liabilities measured at fair value on a recurring basis.

	Successor
	Assets		Liabilities
Nine Months Ended September 30, 2019	Mortgage servicing rights	Mortgage loans held for investment	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,665	$119	$1,184	$32
Total gains or losses included in earnings	(1,039)	3	(190)	15
Payments received from borrowers	—	(11)	—	—
Purchases, issuances, sales, repayments and settlements
Purchases	732	—	—	—
Issuances	298	—	469	—
Sales	(317)	(94)	—	—
Repayments	—	—	(19)	—
Settlements	—	—	(163)	—
Transfers to mortgage loans held for sale	—	(12)	—	—
Transfers to real estate owned	—	(5)	—	—
Balance - end of period	$3,339	$—	$1,281	$47

	Successor
	Assets		Liabilities
Two Months Ended September 30, 2018	Mortgage servicing rights	Mortgage loans held for investment	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,413	$125	$1,039	$26
Total gains or losses included in earnings	20	(1)	26	—
Payments received from borrowers	—	(2)	—	—
Purchases, issuances, sales, repayments and settlements
Purchases	72	—	—	—
Issuances	43	—	84	—
Sales	(63)	—	—	—
Repayments	—	—	(21)	—
Settlements	—	—	(31)	—
Balance - end of period	$3,485	$122	$1,097	$26

	Predecessor
	Assets	Liabilities
Seven Months Ended July 31, 2018	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$2,937	$996	$10
Total gains or losses included in earnings	166	81	16
Purchases, issuances, sales, repayments and settlements
Purchases	144	—	—
Issuances	162	70	—
Sales	4	—	—
Repayments	—	(3)	—
Settlements	—	(105)	—
Balance - end of period	$3,413	$1,039	$26

No transfers were made into Level 3 fair value assets and liabilities for the Company for the nine months ended September 30, 2019, two months ended September 30, 2018, and the Predecessor for the seven months ended July 31, 2018. During the nine months ended September 30, 2019, $12 was transferred from mortgage loans held for investment, a Level 3 fair value asset, to mortgage loans held for sale, a Level 2 fair value asset, in connection with the collapse of Trust 2009-A, the Company’s legacy portfolio, and sale of the loans held in the trust. Refer to Note 6, Mortgage Loans Held for Sale and Investment for further information. No transfers were made out of Level 3 fair value assets and liabilities for the Company for the two months ended September 30, 2018 and the Predecessor for the seven months ended July 31, 2018.

The table below presents a summary of the estimated carrying amount and fair value of the Company’s financial instruments.

	Successor
	September 30, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$371	$371	$—	$—
Restricted cash	271	271	—	—
Advances and other receivables, net	967	—	—	967
Reverse mortgage interests, net	6,662	—	—	6,726
Mortgage loans held for sale	4,267	—	4,267	—
Derivative financial instruments	170	—	170	—
Financial liabilities
Unsecured senior notes	2,464	2,592	—	—
Advance facilities	513	—	513	—
Warehouse facilities	4,802	—	4,802	—
Mortgage servicing rights financing liability	47	—	—	47
Excess spread financing	1,281	—	—	1,281
Derivative financial instruments	19	—	19	—
Participating interest financing	4,593	—	—	4,590
HECM Securitization (HMBS)
Trust 2018-1	201	—	—	201
Trust 2018-2	161	—	—	161
Trust 2018-3	239	—	—	239
Trust 2019-1	339	—	—	339

	Successor
	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$242	$242	$—	$—
Restricted cash	319	319	—	—
Advances and other receivables, net	1,194	—	—	1,194
Reverse mortgage interests, net	7,934	—	—	7,934
Mortgage loans held for sale	1,631	—	1,631	—
Mortgage loans held for investment	119	—	—	119
Derivative financial instruments	49	—	49	—
Financial liabilities
Unsecured senior notes	2,459	2,451	—	—
Advance facilities	595	—	595	—
Warehouse facilities	2,349	—	2,349	—
Mortgage servicing rights financing liability	32	—	—	32
Excess spread financing	1,184	—	—	1,184
Derivative financial instruments	20	—	20	—
Participating interest financing	5,675	—	—	5,672
HECM Securitization (HMBS)
Trust 2017-2	231	—	—	230
Trust 2018-1	284	—	—	284
Trust 2018-2	250	—	—	249
Trust 2018-3	326	—	—	326
Nonrecourse debt - legacy assets	29	—	—	28

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

Among the Company’s various capital requirements related to its outstanding selling and servicing agreements, which are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC, the most restrictive of these requires the Company to maintain a minimum adjusted net worth of $823. As of September 30, 2019, the Company was in compliance with its selling and servicing capital requirements.

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

For example, the Company continues to progress towards resolution of certain legacy regulatory matters involving examination findings for alleged violations of certain laws related to the Company’s business practices. The Company has been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigations. The Company is continuing to cooperate with all parties. In connection with these discussions, the Company previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of September 30, 2019. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations.

Further, on April 24, 2018, the CFPB notified Nationstar that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against the Company, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The CFPB may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations. The Company has not recorded an accrual related to this matter as of September 30, 2019 because it does not believe that the possible loss or range of loss arising from any such action is estimable. The Company is continuing to cooperate with the CFPB.

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

The Company is a defendant in a proceeding filed on January 2, 2018 in the U.S. District Court for the Northern District of California under the caption Collateral Analytics LLC v. Nationstar Mortgage LLC et al. The plaintiff alleges that the Company misappropriated plaintiff’s intellectual property for the purpose of replicating plaintiff’s products. The case raises federal and state law claims for misappropriation of trade secrets and breach of contract and seeks an award of actual damages, unjust enrichment, lost profits and/or a reasonable royalty, exemplary damages and injunctive relief preventing further misuse or disclosure of plaintiff’s intellectual property. On October 23, 2019, the Company reached an agreement in principle to settle this matter.

The Company is also a defendant in a proceeding filed on October 23, 2015 in the U.S. District Court for the Central District of California under the caption Alfred Zaklit and Jessy Zaklit, individually and on behalf of all others similarly situated v. Nationstar Mortgage LLC et al. The plaintiff alleges that the Company improperly recorded telephone calls without the knowledge or consent of borrowers in violation of the California Penal Code. On July 24, 2017, the court certified a class comprised of California borrowers who, from October 2014 to May 2016, participated in outbound telephone conversations with the Company’s employees who recorded the conversations without first informing the borrowers that the conversations were being recorded. The class seeks statutory damages and attorney’s fees. On September 10, 2018, the Company reached an agreement in principle to settle this matter, and on August 21, 2019, the court approved the settlement agreement.

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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company, which includes legal settlements and the fees paid to external legal service providers, of $24 and $56 for the three and nine months ended September 30, 2019, respectively, and $5 for the two months ended September 30, 2018, was included in general and administrative expenses on the consolidated statements of operations. Legal-related expense for the Predecessor of $33 and $40 for the one and seven months ended July 31, 2018, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $20 to $57 in excess of the accrued liability (if any) related to those matters as of September 30, 2019. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables and reverse mortgage interests represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of September 30, 2019, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

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

The Company had certain reverse MSRs, reverse MSLs and reverse mortgage loans related to approximately $23,990 and $28,415 of UPB in reverse mortgage loans as of September 30, 2019 and December 31, 2018, respectively. As a servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers’ draws to the loan customers as required in accordance with the loan agreement. As of September 30, 2019 and December 31, 2018, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $2,741 and $3,128, respectively. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

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

The following tables present financial information by segment.

	Successor
	Three Months Ended September 30, 2019
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$163	$22	$112	$(39)	$258	$—	$258
Net gain on mortgage loans held for sale	—	312	—	37	349	11	360
Total revenues	163	334	112	(2)	607	11	618
Total Expenses	171	155	101	(2)	425	53	478
Other income (expenses)
Interest income	137	24	—	—	161	2	163
Interest expense	(120)	(24)	—	—	(144)	(52)	(196)
Other	—	(1)	3	—	2	(2)	—
Total Other Income (Expenses), Net	17	(1)	3	—	19	(52)	(33)
Income (loss) before income tax expense (benefit)	$9	$178	$14	$—	$201	$(94)	$107
Depreciation and amortization for property and equipment and intangible assets	$5	$4	$4	$—	$13	$9	$22
Total assets	$12,049	$8,450	$515	$(4,650)	$16,364	$2,114	$18,478

	Successor
	Two Months Ended September 30, 2018
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$183	$10	$73	$(7)	$259	$—	$259
Net gain on mortgage loans held for sale	—	76	—	7	83	—	83
Total revenues	183	86	73	—	342	—	342
Total Expenses	104	66	71	—	241	34	275
Other income (expenses)
Interest income	78	10	—	—	88	2	90
Interest expense	(74)	(10)	(1)	—	(85)	(37)	(122)
Other	5	1	—	—	6	—	6
Total Other Income (Expenses), Net	9	1	(1)	—	9	(35)	(26)
Income (loss) before income tax expense (benefit)	$88	$21	$1	$—	$110	$(69)	$41
Depreciation and amortization for property and equipment and intangible assets	$4	$2	$2	$—	$8	$7	$15
Total assets	$14,166	$4,892	$457	$(3,532)	$15,983	$1,745	$17,728

	Predecessor
	One Month Ended July 31, 2018
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$97	$4	$22	$(3)	$120	$—	$120
Net gain on mortgage loans held for sale	—	41	—	3	44	—	44
Total revenues	97	45	22	—	164	—	164
Total Expenses	126	34	19	—	179	63	242
Other income (expenses)
Interest income	41	6	—	—	47	1	48
Interest expense	(35)	(6)	—	—	(41)	(12)	(53)
Other	—	—	—	—	—	—	—
Total Other Income (Expenses), Net	6	—	—	—	6	(11)	(5)
Income (loss) before income tax expense (benefit)	$(23)	$11	$3	$—	$(9)	$(74)	$(83)
Depreciation and amortization for property and equipment and intangible assets	$2	$1	$1	$—	$4	$—	$4
Total assets	$14,578	$4,701	$425	$(3,591)	$16,113	$913	$17,026

	Successor
	Nine Months Ended September 30, 2019
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$198	$57	$316	$(92)	$479	$—	$479
Net gain on mortgage loans held for sale	—	687	—	90	777	11	788
Total revenues	198	744	316	(2)	1,256	11	1,267
Total Expenses	555	404	301	(2)	1,258	155	1,413
Other income (expenses)
Interest income	388	64	—	—	452	7	459
Interest expense	(343)	(67)	—	—	(410)	(162)	(572)
Other	—	4	14	—	18	(2)	16
Total Other Income (Expenses), Net	45	1	14	—	60	(157)	(97)
(Loss) income before income tax (benefit) expense	$(312)	$341	$29	$—	$58	$(301)	$(243)
Depreciation and amortization for property and equipment and intangible assets	$13	$13	$11	$—	$37	$30	$67
Total assets	$12,049	$8,450	$515	$(4,650)	$16,364	$2,114	$18,478

	Predecessor
	Seven Months Ended July 31, 2018
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$740	$36	$149	$(25)	$900	$1	$901
Net gain on mortgage loans held for sale	—	270	—	25	295	—	295
Total revenues	740	306	149	—	1,195	1	1,196
Total Expenses	474	245	123	—	842	103	945
Other income (expenses)
Interest income	288	38	—	—	326	7	333
Interest expense	(268)	(37)	—	—	(305)	(83)	(388)
Other	(1)	—	9	—	8	(2)	6
Total Other Income (Expenses), Net	19	1	9	—	29	(78)	(49)
Income (loss) before income tax expense (benefit)	$285	$62	$35	$—	$382	$(180)	$202
Depreciation and amortization for property and equipment and intangible assets	$15	$7	$7	$—	$29	$4	$33
Total assets	$14,578	$4,701	$425	$(3,591)	$16,113	$913	$17,026

(1)
For Servicing segment results purposes, all revenue is attributable to servicing portfolio. Therefore, $37, $7, $3, $90, and $25 of net gain on mortgage loans is moved to service related, net during the three months ended September 30, 2019, two months ended September 30, 2018, one month ended July 31, 2018, nine months ended September 30, 2019, and seven months ended July 31, 2018, respectively. For consolidated results purposes, these amounts were reclassed back to net gain on mortgage loans held for sale.

20. Guarantor Financial Statement Information

As of September 30, 2019, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the “Issuer”), both wholly-owned subsidiaries of the Company, have issued a 6.500% unsecured senior notes due July 2021 with an outstanding aggregate principal amount of $592 and a 6.500% unsecured senior notes due June 2022 with an outstanding aggregate principal amount of $206 (collectively, the “unsecured senior notes”). The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. The Company and its three wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of the Company, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.

In the condensed consolidating financial statements presented below, the Company allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

(1)	Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

MR. COOPER GROUP INC. CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$331	$1	$39	$—	$371
Restricted cash	—	155	—	116	—	271
Mortgage servicing rights	—	3,322	—	24	—	3,346
Advances and other receivables, net	—	966	—	1	—	967
Reverse mortgage interests, net	—	5,733	—	929	—	6,662
Mortgage loans held for sale at fair value	—	4,267	—	—	—	4,267
Property and equipment, net	—	94	—	19	—	113
Deferred tax asset, net	984	46	—	2	—	1,032
Other assets	—	1,317	213	814	(895)	1,449
Investment in subsidiaries	2,612	682	—	—	(3,294)	—
Total assets	$3,596	$16,913	$214	$1,944	$(4,189)	$18,478

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$1,665	$799	$—	$—	$—	$2,464
Advance facilities, net	—	64	—	449	—	513
Warehouse facilities, net	—	4,802	—	—	—	4,802
Payables and other liabilities	23	1,905	2	72	—	2,002
MSR related liabilities - nonrecourse at fair value	—	1,313	—	15	—	1,328
Mortgage servicing liabilities	—	69	—	—	—	69
Other nonrecourse debt, net	—	4,596	—	937	—	5,533
Payables to affiliates	141	753	—	1	(895)	—
Total liabilities	1,829	14,301	2	1,474	(895)	16,711
Total stockholders’ equity	1,767	2,612	212	470	(3,294)	1,767
Total liabilities and stockholders’ equity	$3,596	$16,913	$214	$1,944	$(4,189)	$18,478

(1)	Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$137	$5	$116	$—	$258
Net gain on mortgage loans held for sale	—	349	—	11	—	360
Total revenues	—	486	5	127	—	618
Expenses:
Salaries, wages benefits	—	209	1	40	—	250
General and administrative	—	185	—	43	—	228
Total expenses	—	394	1	83	—	478
Other income (expenses):
Interest income	—	127	—	36	—	163
Interest expense	(37)	(143)	—	(16)	—	(196)
Other income (expenses)	—	(3)	—	3	—	—
Gain (loss) from subsidiaries	121	71	—	—	(192)	—
Total other income (expenses), net	84	52	—	23	(192)	(33)
Income (loss) before income tax benefit	84	144	4	67	(192)	107
Less: Income tax expense	—	24	—	—	—	24
Net income (loss)	84	120	4	67	(192)	83
Less: Net loss attributable to non-controlling interests	—	(1)	—	—	—	(1)
Net income (loss) attributable to Mr. Cooper	$84	$121	$4	$67	$(192)	$84

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$139	$16	$324	$—	$479
Net gain on mortgage loans held for sale	—	777	—	11	—	788
Total revenues	—	916	16	335	—	1,267
Expenses:
Salaries, wages benefits	—	581	3	119	—	703
General and administrative	—	529	2	179	—	710
Total expenses	—	1,110	5	298	—	1,413
Other income (expenses):
Interest income	—	392	—	67	—	459
Interest expense	(114)	(411)	—	(47)	—	(572)
Other income (expenses)	—	2	—	14	—	16
(Loss) gain from subsidiaries	(75)	82	—	—	(7)	—
Total other income (expenses), net	(189)	65	—	34	(7)	(97)
(Loss) income before income tax benefit	(189)	(129)	11	71	(7)	(243)
Less: Income tax benefit	—	(52)	—	—	—	(52)
Net (loss) income	(189)	(77)	11	71	(7)	(191)
Less: Net loss attributable to non-controlling interests	—	(2)	—	—	—	(2)
Net (loss) income attributable to Mr. Cooper	$(189)	$(75)	$11	$71	$(7)	$(189)

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net (loss) income attributable to Mr. Cooper	$(189)	$(75)	$11	$71	$(7)	$(189)
Adjustments to reconcile net (loss) income to net cash attributable to operating activities:
Deferred tax benefit	—	(53)	—	—	—	(53)
Net loss attributable to non-controlling interests	—	(2)	—	—	—	(2)
Loss (gain) from subsidiaries	75	(82)	—	—	7	—
Net gain on mortgage loans held for sale	—	(777)	—	(11)	—	(788)
Interest income on reverse mortgage loans	—	(208)	—	(33)	—	(241)
Provision for servicing reserves	—	53	—	—	—	53
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	990	—	8	—	998
Fair value changes in excess spread financing	—	(186)	—	(4)	—	(190)
Fair value changes in mortgage servicing rights financing liability	—	15	—	—	—	15
Fair value changes in mortgage loans held for investment	—	—	—	(3)	—	(3)
Amortization of premiums, net of discount accretion	5	(21)	—	(22)	—	(38)
Depreciation and amortization for property and equipment and intangible assets	—	55	—	12	—	67
Share-based compensation	—	11	—	3	—	14
Other loss	—	5	—	—	—	5
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(1,823)	—	—	—	(1,823)
Mortgage loans originated and purchased for sale, net of fees	—	(27,685)	—	12	—	(27,673)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	27,777	—	139	—	27,916
Changes in assets and liabilities:
Advances and other receivables	—	266	—	(1)	—	265
Reverse mortgage interests	—	1,515	—	185	—	1,700
Other assets	—	141	(12)	(121)	—	8
Payables and other liabilities	109	(164)	1	(15)	—	(69)
Net cash attributable to operating activities	—	(248)	—	220	—	(28)

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2019 (Continued)

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Acquisition, net of cash acquired	—	(85)	—	—	—	(85)
Property and equipment additions, net of disposals	—	(27)	—	(11)	—	(38)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(454)	—	—	—	(454)
Proceeds on sale of forward and reverse mortgage servicing rights	—	298	—	—	—	298
Net cash attributable to investing activities	—	(268)	—	(11)	—	(279)
Financing Activities
Increase in warehouse facilities	—	1,930	—	—	—	1,930
Decrease in advance facilities	—	(39)	—	(56)	—	(95)
Repayment of notes payable	—	(294)	—	—	—	(294)
Proceeds from issuance of HECM securitizations	—	—	—	398	—	398
Proceeds from sale of HECM securitizations	—	—	—	20	—	20
Repayment of HECM securitizations	—	—	—	(568)	—	(568)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	220	—	—	—	220
Repayment of participating interest financing in reverse mortgage interests	—	(1,472)	—	—	—	(1,472)
Proceeds from issuance of excess spread financing	—	469	—	—	—	469
Repayment of excess spread financing	—	(19)	—	—	—	(19)
Settlement of excess spread financing	—	(163)	—	—	—	(163)
Repayment of nonrecourse debt - legacy assets	—	—	—	(29)	—	(29)
Repayment of finance lease liability	—	(3)	—	—	—	(3)
Surrender of shares relating to stock vesting	—	(1)	—	—	—	(1)
Debt financing costs	—	(5)	—	—	—	(5)
Net cash attributable to financing activities	—	623	—	(235)	—	388
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	107	—	(26)	—	81
Cash, cash equivalents, and restricted cash - beginning of period	—	379	1	181	—	561
Cash, cash equivalents, and restricted cash - end of period	$—	$486	$1	$155	$—	$642

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2018

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$193	$1	$48	$—	$242
Restricted cash	—	186	—	133	—	319
Mortgage servicing rights	—	3,644	—	32	—	3,676
Advances and other receivables, net	—	1,194	—	—	—	1,194
Reverse mortgage interests, net	—	6,770	—	1,164	—	7,934
Mortgage loans held for sale at fair value	—	1,631	—	—	—	1,631
Mortgage loans held for investment at fair value	—	1	—	118	—	119
Property and equipment, net	—	84	—	12	—	96
Deferred tax asset, net	973	—	—	(6)	—	967
Other assets	—	660	202	621	(688)	795
Investment in subsidiaries	2,820	601	—	—	(3,421)	—
Total assets	$3,793	$14,964	$203	$2,122	$(4,109)	$16,973

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$1,660	$799	$—	$—	$—	$2,459
Advance facilities, net	—	90	—	505	—	595
Warehouse facilities, net	—	2,349	—	—	—	2,349
Payables and other liabilities	49	1,413	1	80	—	1,543
MSR related liabilities - nonrecourse at fair value	—	1,197	—	19	—	1,216
Mortgage servicing liabilities	—	71	—	—	—	71
Other nonrecourse debt, net	—	5,676	—	1,119	—	6,795
Payables to affiliates	139	549	—	—	(688)	—
Total liabilities	1,848	12,144	1	1,723	(688)	15,028
Total stockholders’ equity	1,945	2,820	202	399	(3,421)	1,945
Total liabilities and stockholders’ equity	$3,793	$14,964	$203	$2,122	$(4,109)	$16,973

(1)	Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS TWO MONTHS ENDED SEPTEMBER 30, 2018

	Successor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$183	$4	$72	$—	$259
Net gain on mortgage loans held for sale	—	83	—	—	—	83
Total revenues	—	266	4	72	—	342
Expenses:
Salaries, wages and benefits	—	107	1	31	—	139
General and administrative	1	91	1	43	—	136
Total expenses	1	198	2	74	—	275
Other income (expenses):
Interest income	—	80	—	10	—	90
Interest expense	(26)	(87)	—	(9)	—	(122)
Other income	1	5	—	—	—	6
Gain (loss) from subsidiaries	56	1	—	—	(57)	—
Total other income (expenses), net	31	(1)	—	1	(57)	(26)
Income (loss) before income tax expense (benefit)	30	67	2	(1)	(57)	41
Less: Income tax (benefit) expense	(990)	11	—	—	—	(979)
Net income (loss)	1,020	56	2	(1)	(57)	1,020
Less: Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$1,020	$56	$2	$(1)	$(57)	$1,020

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS ONE MONTH ENDED JULY 31, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$95	$3	$22	$—	$120
Net gain on mortgage loans held for sale	—	44	—	—	—	44
Total revenues	—	139	3	22	—	164
Expenses:
Salaries, wages and benefits	—	59	—	10	—	69
General and administrative	27	136	—	10	—	173
Total expenses	27	195	—	20	—	242
Other income (expenses):
Interest income	—	41	—	7	—	48
Interest expense	—	(49)	—	(4)	—	(53)
Other income (expense)	—	—	—	—	—	—
(Loss) gain from subsidiaries	(37)	7	—	—	30	—
Total other income (expenses), net	(37)	(1)	—	3	30	(5)
(Loss) income before income tax (benefit) expense	(64)	(57)	3	5	30	(83)
Less: Income tax (benefit) expense	—	(20)	—	1	—	(19)
Net loss) income	(64)	(37)	3	4	30	(64)
Less: Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—
Net (loss) income attributable to Nationstar	$(64)	$(37)	$3	$4	$30	$(64)

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS SEVEN MONTHS ENDED JULY 31, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$732	$16	$153	$—	$901
Net gain on mortgage loans held for sale	—	295	—	—	—	295
Total revenues	—	1,027	16	153	—	1,196
Expenses:
Salaries, wages and benefits	—	359	3	64	—	426
General and administrative	27	427	1	64	—	519
Total expenses	27	786	4	128	—	945
Other income (expenses):
Interest income	—	299	—	34	—	333
Interest expense	—	(364)	—	(24)	—	(388)
Other income (expense)	—	(3)	—	9	—	6
Gain (loss) from subsidiaries	181	56	—	—	(237)	—
Total other income (expenses), net	181	(12)	—	19	(237)	(49)
Income (loss) before income tax expense	154	229	12	44	(237)	202
Less: Income tax expense	—	48	—	—	—	48
Net income (loss)	154	181	12	44	(237)	154
Less: Net income (loss) attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$154	$181	$12	$44	$(237)	$154

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS TWO MONTHS ENDED SEPTEMBER 30, 2018

	Successor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Mr. Cooper	$1,020	$56	$2	$(1)	$(57)	$1,020
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Deferred income tax (benefit) expense	(990)	52	—	7	—	(931)
Net income attributable to non-controlling interests	—	—	—	—	—	—
(Gain) loss from subsidiaries	(56)	(1)	—	—	57	—
Net gain on mortgage loans held for sale	—	(83)	—	—	—	(83)
Interest income on reverse mortgage loans	—	(72)	—	—	—	(72)
Provision for servicing reserves	—	14	—	—	—	14
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	(27)	—	—	—	(27)
Fair value changes in excess spread financing	—	26	—	—	—	26
Amortization of premiums, net of discount accretion	1	2	—	—	—	3
Depreciation and amortization for property and equipment and intangible assets	—	13	—	2	—	15
Share-based compensation	—	2	—	—	—	2
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(223)	—	—	—	(223)
Mortgage loans originated and purchased for sale, net of fees	—	(3,458)	—	—	—	(3,458)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	3,537	—	9	—	3,546
Changes in assets and liabilities:
Advances and other receivables	—	76	—	—	—	76
Reverse mortgage interests	—	425	—	17	—	442
Other assets	—	25	(3)	(37)	—	(15)
Payables and other liabilities	19	(179)	1	—	—	(159)
Net cash attributable to operating activities	(6)	185	—	(3)	—	176

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS TWO MONTHS ENDED SEPTEMBER 30, 2018 (Continued)

	Successor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Acquisition, net of cash acquired	—	—	—	(33)	—	(33)
Property and equipment additions, net of disposals	—	(20)	—	6	—	(14)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(63)	—	—	—	(63)
Proceeds on sale of forward and reverse mortgage servicing rights	—	60	—	—	—	60
Net cash attributable to investing activities	—	(23)	—	(27)	—	(50)
Financing Activities
Increase in warehouse facilities	—	186	—	—	—	186
(Decrease) increase in advance facilities	—	(17)	—	63	—	46
Repayment of HECM securitizations	—	—	—	(91)	—	(91)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	45	—	—	—	45
Repayment of participating interest financing in reverse mortgage interests	—	(403)	—	—	—	(403)
Proceeds from issuance of excess spread financing	—	84	—	—	—	84
Repayment of excess spread financing	—	(21)	—	—	—	(21)
Settlement of excess spread financing	—	(31)	—	—	—	(31)
Repayment of nonrecourse debt - legacy assets	—	—	—	(3)	—	(3)
Redemption and repayment of unsecured senior notes	—	(1,030)	—	—	—	(1,030)
Debt financing costs	—	(1)	—	—	—	(1)
Net cash attributable to financing activities	—	(1,188)	—	(31)	—	(1,219)
Net decrease in cash, cash equivalents, and restricted cash	(6)	(1,026)	—	(61)	—	(1,093)
Cash, cash equivalents, and restricted cash - beginning of period	11	1,358	1	253	—	1,623
Cash, cash equivalents, and restricted cash - end of period	$5	$332	$1	$192	$—	$530

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS SEVEN MONTHS ENDED JULY 31, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$154	$181	$12	$44	$(237)	$154
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
(Gain) loss from subsidiaries	(181)	(56)	—	—	237	—
Net gain on mortgage loans held for sale	—	(295)	—	—	—	(295)
Interest income on reverse mortgage loans	—	(274)	—	—	—	(274)
Gain on sale of assets	—	—	—	(9)	—	(9)
MSL related increased obligations	—	59	—	—	—	59
Provision for servicing reserves	—	70	—	—	—	70
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	(178)	—	1	—	(177)
Fair value changes in excess spread financing	—	81	—	—	—	81
Fair value changes in mortgage servicing rights financing liability	—	16	—	—	—	16
Amortization of premiums, net of discount accretion	—	11	—	(3)	—	8
Depreciation and amortization for property and equipment and intangible assets	—	26	—	7	—	33
Share-based compensation	—	16	—	1	—	17
Other loss	—	3	—	—	—	3
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(544)	—	—	—	(544)
Mortgage loans originated and purchased for sale, net of fees	—	(12,328)	—	—	—	(12,328)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	13,381	—	11	—	13,392
Changes in assets and liabilities:
Advances and other receivables	—	377	—	—	—	377
Reverse mortgage interests	—	1,866	—	(265)	—	1,601
Other assets	9	(293)	(12)	255	—	(41)
Payables and other liabilities	27	128	—	(4)	—	151
Net cash attributable to operating activities	9	2,247	—	38	—	2,294

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS SEVEN MONTHS ENDED JULY 31, 2018 (Continued)

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(35)	—	(5)	—	(40)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(127)	—	(7)	—	(134)
Net payment related to acquisition of HECM related receivables	—	(1)	—	—	—	(1)
Proceeds on sale of assets	—	—	—	13	—	13
Net cash attributable to investing activities	—	(163)	—	1	—	(162)
Financing Activities
Decrease in warehouse facilities	—	(585)	—	—	—	(585)
Decrease in advance facilities	—	(55)	—	(250)	—	(305)
Proceeds from issuance of HECM securitizations	—	—	—	759	—	759
Repayment of HECM securitizations	—	—	—	(448)	—	(448)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	208	—	—	—	208
Repayment of participating interest financing in reverse mortgage interests	—	(1,599)	—	—	—	(1,599)
Proceeds from issuance of excess spread financing	—	70	—	—	—	70
Repayment of excess spread financing	—	(3)	—	—	—	(3)
Settlement of excess spread financing	—	(105)	—	—	—	(105)
Repayment of nonrecourse debt - legacy assets	—	—	—	(7)	—	(7)
Repurchase of unsecured senior notes	—	(62)	—	—	—	(62)
Surrender of shares relating to stock vesting	(9)	—	—	—	—	(9)
Debt financing costs	—	(24)	—	—	—	(24)
Dividends to non-controlling interests	—	(1)	—	—	—	(1)
Net cash attributable to financing activities	(9)	(2,156)	—	54	—	(2,111)
Net (decrease) increase in cash, cash equivalents, and restricted cash	—	(72)	—	93	—	21
Cash, cash equivalents, and restricted cash - beginning of period	—	423	1	151	—	575
Cash, cash equivalents, and restricted cash - end of period	$—	$351	$1	$244	$—	$596

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

The fees paid to New Residential Entity by the Predecessor totaled $17 and $122 during the one and seven months ended July 31, 2018, respectively, which were recorded as a reduction to servicing fee revenue, net.

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

Subservicing and Servicing
In January 2017, the Predecessor entered into a subservicing agreement with a subsidiary of New Residential. The Predecessor earned $6 and $43 of subservicing fees and other subservicing revenues during the one and seven months ended July 31, 2018, respectively.

In May 2014, the Predecessor entered into a servicing arrangement with New Residential whereby the Predecessor services residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. For the one and seven months ended July 31, 2018, the Predecessor recognized approximately $1 and $3 related to these service arrangements, respectively.

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

A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to maintain or grow our originations volume and profitability;

•	our ability to recapture voluntary prepayments related to our existing servicing portfolio;

•	our shift in the mix of our servicing portfolio to subservicing, which is highly concentrated;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient liquidity and capital to operate our business;

•	changes in prevailing interest rates;

•	our ability to finance and recover costs of our reverse servicing operations;

•	our ability to successfully implement our strategic initiatives;

•	our ability to realize anticipated benefits of our acquisitions, including Pacific Union, AMS, and Seterus;

•	our ability to use net operating loss carryforwards and other tax attributes;

•	changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	Xome’s ability to compete in highly competitive markets;

•	our ability to pay down debt;

•	our ability to manage legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs;

•	our ability to prevent cyber intrusions and mitigate cyber risks; and

•	our ability to maintain our licenses and other regulatory approvals.

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

The below presentation discusses the results of the Company for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The financial results for the three and nine months ended September 30, 2019 reflect the results of the Successor. With respect to the three and nine months ended September 30, 2018, the Company has separately provided the financial results of the Predecessor for the one month ended July 31, 2018, and the seven months ended July 31, 2018, and the financial results of the Successor for the two months ended September 30, 2018, which, in each case, are presented under GAAP.

The below presentation also includes a “Combined” column that combines the Predecessor and Successor results referenced above with respect to the three and nine months ended September 30, 2018. Although the separate financial results of the Predecessor and Successor for the one month and seven months ended July 31, 2018 and the two months ended September 31, 2018 are presented under GAAP, the results reported in the “Combined” column reflect non-GAAP financial measures, as a different basis of accounting was used with respect to the financial results for the Predecessor as compared to the financial results of the Successor. The Company has not provided a reconciliation of the financial metrics reflected under the “Combined” column as such reconciliation cannot be provided without unreasonable effort as a result of this accounting variance.

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

Overview

We are a leading servicer and originator of residential mortgage loans, and a provider of real estate services through our Xome subsidiary. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $641 billion as of September 30, 2019. We believe this track record reflects our strong operating capabilities, which include a proprietary low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology. More information on the Company is available at investors.mrcoopergroup.com. Information contained on our websites is not, and should not be deemed to be, a part of this report.

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

•
Manage the interest rate risk associated with holding MSRs on balance sheet by providing existing customers with attractive refinance options, growing the size and improving the profitability of our Originations segment (whose results are typically counter-cyclical to those of the Servicing segment), expanding the size of our subservicing portfolio through value-added partnerships with MSR owners, and by utilizing excess spread facilities to pass through a portion of the interest rate risk to capital partners; and

•	Maintain strong relationships with agencies, investors, regulators, and other counterparties and a strong reputation for compliance and customer service.

Results of Operations

Table 1. Consolidated Operations

	Successor		Predecessor
	Three Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Combined(1)	$ Change	% Change
Revenues - operational	$701	$318	$139	$457	$244	53%
Revenues - Mark-to-market	(83)	24	25	49	(132)	(269)%
Total revenues	618	342	164	506	112	22%
Expenses	478	275	242	517	(39)	(8)%
Other income (expenses), net	(33)	(26)	(5)	(31)	(2)	6%
Income (loss) before income tax expense (benefit)	107	41	(83)	(42)	149	(355)%
Less: Income tax expense (benefit)	24	(979)	(19)	(998)	1,022	(102)%
Net income (loss)	83	1,020	(64)	956	(873)	(91)%
Less: Net loss attributable to non-controlling interests	(1)	—	—	—	(1)	(100)%
Net income (loss) attributable to Successor/Predecessor	$84	$1,020	$(64)	$956	$(872)	(91)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

We recorded net income of $83 during the three months ended September 30, 2019 compared to a net income of $956 during the same period in 2018, on a combined basis. The net income in 2018 was higher primarily due to the income tax benefit. Consolidated operational revenues increased primarily due to increased revenue in our Originations segment, driven by higher originations volume in a declining interest rate environment and incremental volumes associated with the acquisition of Pacific Union in February 2019. Partially offsetting the increase in operational revenues was negative mark-to-market (“MTM”) adjustments for the three months ended September 30, 2019 compared to positive MTM adjustments for the same period in 2018, on a combined basis. Expenses were higher in 2018, on a combined basis, primarily due to the Nationstar acquisition.

Table 1.1 Consolidated Operations

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Revenues - operational	$1,874	$318	$1,000	$1,318	$556	42%
Revenues - Mark-to-market	(607)	24	196	220	(827)	(376)%
Total revenues	1,267	342	1,196	1,538	(271)	(18)%
Expenses	1,413	275	945	1,220	193	16%
Other income (expenses), net	(97)	(26)	(49)	(75)	(22)	29%
(Loss) income before income tax (benefit) expense	(243)	41	202	243	(486)	(200)%
Less: Income tax (benefit) expense	(52)	(979)	48	(931)	879	(94)%
Net (loss) income	(191)	1,020	154	1,174	(1,365)	(116)%
Less: Net (loss) income attributable to non-controlling interests	(2)	—	—	—	(2)	(100)%
Net (loss) income attributable to Successor/Predecessor	$(189)	$1,020	$154	$1,174	$(1,363)	(116)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

We incurred a net loss of $191 for the nine months ended September 30, 2019 compared to net income of $1,174 during the same period in 2018, on a combined basis. The net loss in 2019 was primarily due to a negative MTM of $607 driven by declining interest rates when compared with a positive MTM of $220 in 2018, on a combined basis. The net income in 2018 was primarily driven by the income tax benefit. Consolidated operational revenue and expenses increased for the nine months ended September 30, 2019 compared to the same period in 2018, on a combined basis, largely driven by the acquisitions of Pacific Union and Seterus in February 2019, as well as Xome’s acquisition of AMS in August 2018.

Total other income (expenses), net, declined for the nine months ended September 30, 2019 compared to the same period in 2018, on a combined basis. The decline was primarily due to an increase in interest expense in our Corporate segment in 2019 as a result of a higher debt balance and higher interest rates under the new unsecured senior notes that were executed in July 2018 to fund the Merger with Nationstar.

Table 2. Provision for Income Taxes

	Successor		Predecessor
	Three Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Combined(1)	$ Change	% Change
Income tax expense (benefit)	$24	$(979)	$(19)	$(998)	$1,022	(102)%

Effective tax rate(2)	22.3%	(2,377.1)%	23.1%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Effective tax rate is calculated using whole numbers.

For the three months ended September 30, 2019, we had an income tax expense. For the same period ended in 2018, we had an income tax benefit on a combined basis. The effective tax rate for the three months ended September 30, 2019 was 22.3% as compared to the effective tax rate of 23.1% and (2,377.1)% for the one month ended July 31, 2018 and the two months ended September 30, 2018, respectively. The change in effective tax rate is primarily attributable to the tax effect of permanent differences in the three months ended September 30, 2019 as compared to the one month ended July 31, 2018 as well as the reversal of the valuation allowance associated with the pre-merger net operating loss (“NOL”) carryforwards in the two months ended September 30, 2018.

Table 2.1. Provision for Income Taxes

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Income tax (benefit) expense	$(52)	$(979)	$48	$(931)	$879	(94)%

Effective tax rate(2)	21.5%	(2,377.1)%	23.8%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Effective tax rate is calculated using whole numbers.

The income tax benefit for the nine months ended September 30, 2019 decreased when compared with the same period in 2018, on a combined basis. The effective tax rate for the nine months ended September 30, 2019 was 21.5% as compared to the effective tax rate of 23.8% and (2,377.1)% for the seven months ended July 31, 2018 and the two months ended September 30, 2018, respectively. The change in effective tax rate is primarily attributable to the tax effect of permanent differences in the nine months ended September 30, 2019 as compared to the seven months ended July 31, 2018 as well as the reversal of the valuation allowance associated with the pre-merger net operating loss (“NOL”) carryforwards in the two months ended September 30, 2018.

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

Table 3. Segment Results

	Successor
	Three Months Ended September 30, 2019
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$163	$22	$112	$(39)	$258	$—	$258
Net gain on mortgage loans held for sale	—	312	—	37	349	11	360
Total revenues	163	334	112	(2)	607	11	618
Total Expenses	171	155	101	(2)	425	53	478
Other income (expenses)
Interest income	137	24	—	—	161	2	163
Interest expense	(120)	(24)	—	—	(144)	(52)	(196)
Other	—	(1)	3	—	2	(2)	—
Total Other Income (Expenses), Net	17	(1)	3	—	19	(52)	(33)
Income (loss) before income tax expense (benefit)	$9	$178	$14	$—	$201	$(94)	$107

	Successor
	Two Months Ended September 30, 2018
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$183	$10	$73	$(7)	$259	$—	$259
Net gain on mortgage loans held for sale	—	76	—	7	83	—	83
Total revenues	183	86	73	—	342	—	342
Total Expenses	104	66	71	—	241	34	275
Other income (expenses)
Interest income	78	10	—	—	88	2	90
Interest expense	(74)	(10)	(1)	—	(85)	(37)	(122)
Other	5	1	—	—	6	—	6
Total Other Income (Expenses), Net	9	1	(1)	—	9	(35)	(26)
Income (loss) before income tax expense (benefit)	$88	$21	$1	$—	$110	$(69)	$41

	Predecessor
	One Month Ended July 31, 2018
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$97	$4	$22	$(3)	$120	$—	$120
Net gain on mortgage loans held for sale	—	41	—	3	44	—	44
Total revenues	97	45	22	—	164	—	164
Total Expenses	126	34	19	—	179	63	242
Other income (expenses)
Interest income	41	6	—	—	47	1	48
Interest expense	(35)	(6)	—	—	(41)	(12)	(53)
Other	—	—	—	—	—	—	—
Total Other Income (Expenses), Net	6	—	—	—	6	(11)	(5)
Income (loss) before income tax expense (benefit)	$(23)	$11	$3	$—	$(9)	$(74)	$(83)

Table 3.1 Segment Results

	Successor
	Nine Months Ended September 30, 2019
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$198	$57	$316	$(92)	$479	$—	$479
Net gain on mortgage loans held for sale	—	687	—	90	777	11	788
Total revenues	198	744	316	(2)	1,256	11	1,267
Total Expenses	555	404	301	(2)	1,258	155	1,413
Other income (expenses)
Interest income	388	64	—	—	452	7	459
Interest expense	(343)	(67)	—	—	(410)	(162)	(572)
Other	—	4	14	—	18	(2)	16
Total Other Income (Expenses), Net	45	1	14	—	60	(157)	(97)
(Loss) income before income tax (benefit) expense	$(312)	$341	$29	$—	$58	$(301)	$(243)

	Predecessor
	Seven Months Ended July 31, 2018
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$740	$36	$149	$(25)	$900	$1	$901
Net gain on mortgage loans held for sale	—	270	—	25	295	—	295
Total revenues	740	306	149	—	1,195	1	1,196
Total Expenses	474	245	123	—	842	103	945
Other income (expenses)
Interest income	288	38	—	—	326	7	333
Interest expense	(268)	(37)	—	—	(305)	(83)	(388)
Other	(1)	—	9	—	8	(2)	6
Total Other Income (Expenses), Net	19	1	9	—	29	(78)	(49)
Income (loss) before income tax expense (benefit)	$285	$62	$35	$—	$382	$(180)	$202

(1)
For Servicing segment results purposes, all revenue is attributable to servicing the portfolio. Therefore, $37, $7, $3, $90, and $25 of net gain on mortgage loans is moved to service related, net during the three months ended September 30, 2019, two months ended September 30, 2018, one month ended July 31, 2018, nine months ended September 30, 2019, and seven months ended July 31, 2018, respectively. For consolidated results purposes, these amounts were reclassed to net gain on mortgage loans held for sale.

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

Servicing Portfolio Composition

As of September 30, 2019, the unpaid principal balance in our servicing portfolio consisted of approximately $617 billion in forward loans, of which $311 billion was subservicing, and $24 billion in reverse mortgage loans.

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

The charts below set forth the portfolio mix between serviced, subserviced and reverse loans, and the composition of our servicing portfolio ending UPB by investor group as of September 30, 2019 and 2018.

Servicing Portfolio by Investor Group
$700,000
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$-
$514,252
22.3%
16.1%
61.6%
$641,202
28.3%
11.0%
60.7%
9/30/2018
9/30/2019
GSE
Private label servicing
Ginnie Mae

The following tables set forth the results of operations for the Servicing segment.

Table 5. Servicing Segment Results of Operations

	Successor		Predecessor
	Three Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Combined(1)	$ Change	% Change
Revenues
Operational	$319	$190	$88	$278	$41	15%
Amortization, net of accretion	(73)	(31)	(16)	(47)	(26)	55%
Mark-to-market	(83)	24	25	49	(132)	(269)%
Total revenues	163	183	97	280	(117)	(42)%
Expenses	171	104	126	230	(59)	(26)%
Total other income (expenses), net	17	9	6	15	2	13%
Income (loss) before income tax expense (benefit)	$9	$88	$(23)	$65	$(56)	(86)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

For the three months ended September 30, 2019, total revenues decreased compared to the same period in 2018, on a combined basis, primarily due to negative mark-to-market revenues, partially offset by an increase in operational revenues. The change in the mark-to-market revenue was primarily due to the declining interest rate environment in 2019. The increase in the operational revenues was primarily due to an increase in base servicing and subservicing fees attributable to the increase in the forward and subservicing portfolios, which were largely driven by the acquisitions of Pacific Union and Seterus and the continued growth in subservicing clients’ portfolios. The increase in servicing and subservicing fees was partially offset by an increase in excess spread principal payments and a decrease in reverse servicing fees revenues. Amortization, net of accretion for the three months ended September 30, 2019 increased compared to the same period in 2018, on a combined basis, primarily due to an increase in amortization of forward MSR as a result of growth in the forward MSR portfolio and elevated prepayments driven by the declining interest rate environment. Partially offsetting the increase in amortization of the forward MSR was the accretion of excess spread, as well as the accretion of our reverse MSL that was recorded in 2018 in connection with the Merger.

Expenses for the three months ended September 30, 2019 decreased compared to the same period in 2018, on a combined basis, primarily due to a decrease in foreclosure and other liquidation related expenses, partially offset by an increase in salaries, wages and benefits. Foreclosure and other liquidation related expenses was higher in 2018, on a combined basis, as a result of a refined modeling method, which led to increased reserves related to the reverse mortgage portfolio. The increase in salaries, wages and benefits expense was a result of an increase in headcount to service the growth in the servicing portfolio primarily driven by the Pacific Union and Seterus acquisitions. Other income (expense), net increased compared to the same period in 2018, on a combined basis, primarily due to an increase in interest income driven by rising short-term banking interest rates, coupled with portfolio growth, and a decrease in interest expense due to lower reverse mortgage interest expense.

Table 5.1. Servicing Segment Results of Operations

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Revenues
Operational	$957	$190	$656	$846	$111	13%
Amortization, net of accretion	(152)	(31)	(112)	(143)	(9)	6%
Mark-to-market	(607)	24	196	220	(827)	(376)%
Total revenues	198	183	740	923	(725)	(79)%
Expenses	555	104	474	578	(23)	(4)%
Total other income (expenses), net	45	9	19	28	17	61%
(Loss) income before income tax (benefit) expense	$(312)	$88	$285	$373	$(685)	(184)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

For the nine months ended September 30, 2019, total revenues decreased compared to the same period in 2018, on a combined basis, primarily due to negative mark-to-market revenues. The change in the mark-to-market revenue was primarily due to the declining interest rate environment in 2019. Partially offsetting the change in mark-to-market revenue was an increase in operational revenue. The increase in the operational revenues was primarily due to an increase in base servicing and subservicing fees and other ancillary revenues. The increase in base servicing and subservicing fees were primarily attributable to the increase in the forward and subservicing portfolios, which were largely driven by the acquisitions of Pacific Union and Seterus and the continued growth in subservicing clients’ portfolios. The increase in other ancillary revenues on a combined basis was primarily due to a gain from the execution of a clean-up call option on a reverse mortgage loan trust during the first quarter of 2019. Partially offsetting the increase in servicing and subservicing fees and other ancillary revenues was a decrease in incentive fees, modification fees and reverse servicing fees revenues, as well as an increase in excess spread principal payments. Amortization, net of accretion for the nine months ended September 30, 2019 increased compared to the same period in 2018, on a combined basis, primarily due to an increase in amortization of forward MSR as a result of growth in the forward MSR portfolio and elevated prepayments driven by the declining interest rate environment. Partially offsetting the increase in amortization of the forward MSR was the accretion of excess spread, as well as the accretion of our reverse MSL that was recorded in 2018 connection with the Merger.

Expenses for the nine months ended September 30, 2019 decreased compared to the same period in 2018, on a combined basis, primarily due to a decrease in foreclosure and other liquidation related expenses, partially offset an increase in salaries, wages and benefits. Foreclosure and other liquidation related expenses were higher in 2018, on a combined basis, as a result of a refined modeling method, which led to increased reserves related to the reverse mortgage portfolio. The increase in salaries, wages and benefits expense was a result of an increase in headcount to service the growth in the servicing portfolio primarily driven by the Pacific Union and Seterus acquisitions. Other income (expense), net, on a combined basis increased primarily due to a decrease in interest expense as a result of the accretion of the HMBS bond premium, as well as a decrease in interest expense on financing vehicles.

Table 6. Servicing Portfolio - Unpaid Principal Balances

	Successor			Predecessor
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Seven Months Ended July 31, 2018
Average UPB:
Forward MSRs	$315,897	$313,405	$278,362	$279,605	$279,520
Subservicing and other(1)	297,081	278,158	192,163	185,871	187,407
Reverse portfolio	24,301	25,933	30,888	31,753	33,380
Total average UPB	$637,279	$617,496	$501,413	$497,229	$500,307

				Successor
				September 30, 2019	September 30, 2018
Ending UPB:
Forward MSRs
Agency				$247,821	$205,201
Non-agency				58,860	69,285
Total Forward MSRs				306,681	274,486

Subservicing and other(1)
Agency				294,783	195,489
Non-agency				15,748	13,617
Total subservicing and other				310,531	209,106

Reverse loans
MSR				2,761	75
MSL				14,641	21,703
Securitized loans				6,588	8,882
Total reverse portfolio serviced				23,990	30,660
Total ending UPB				$641,202	$514,252

(1)
Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold and (iii) agency REO balances for which we own the mortgage servicing rights.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others.

Table 7. Forward Servicing and Subservicing Portfolio UPB Rollforward

	Successor			Predecessor
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Seven Months Ended July 31, 2018
Balance - beginning of period	$618,120	$519,367	$465,819	$465,398	$473,256
Additions:
Originations	11,808	27,023	3,448	1,694	12,327
Acquisitions	33,606	164,204	26,734	5,183	25,987
Deductions:
Dispositions	(12,106)	(16,271)	(574)	(84)	(1,877)
Principal reductions and other	(5,626)	(16,471)	(3,137)	(1,581)	(11,240)
Voluntary reductions(1)	(27,545)	(57,595)	(7,869)	(4,343)	(29,172)
Involuntary reductions(2)	(975)	(2,826)	(769)	(418)	(3,241)
Net changes in loans serviced by others	(70)	(219)	(60)	(30)	(221)
Balance - end of period	$617,212	$617,212	$483,592	$465,819	$465,819

(1)	Voluntary reductions are related to loan payoffs by customers.

(2)	Involuntary reductions refer to loans liquidated through default.

During the three and nine months ended September 30, 2019, our forward servicing and subservicing portfolio UPB increased when compared to 2018, primarily due to increased boarding of loans generated from the acquisitions of Pacific Union and Seterus, and the portfolio growth from our subservicing clients. The increase in dispositions was a result of an increase in our loan sales driven by increased sales volume in our origination channel.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio.

Table 8. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)

	Successor
	September 30, 2019	September 30, 2018
Loan count	3,601,322	3,009,439
Average loan amount(2)	$171,389	$159,768
Average coupon - credit sensitive(3)	4.8%	4.8%
Average coupon - interest sensitive(3)	4.2%	4.2%
60+ delinquent (% of loans)(4)	2.2%	2.5%
90+ delinquent (% of loans)(4)	1.9%	2.1%
120+ delinquent (% of loans)(4)	1.6%	1.9%
Total prepayment speed (12-month constant prepayment rate)	17.5%	11.1%

(1)	Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.

(2)	Average loan amount is presented in whole dollar amounts.

(3)	The weighted average coupon amounts for our credit and interest sensitive pools presented in the table above are only reflective of our owned forward MSR portfolio that is reported at fair value.

(4)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. We continue to experience low delinquency rates during the nine months ended September 30, 2019, which preserves the value of our MSRs.

The tables below present the number of modifications and workout units with our serviced portfolios.

Table 9. Forward Loan Modifications and Workout Units

	Successor		Predecessor
	Three Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Combined(1)	Amount Change	% Change
HAMP modifications	1	3	7	10	(9)	(90)%
Non-HAMP modifications	5,060	6,730	3,446	10,176	(5,116)	(50)%
Workouts	3,731	2,813	1,449	4,262	(531)	(12)%
Total modification and workout units	8,792	9,546	4,902	14,448	(5,656)	(39)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Total modifications and workouts during the three months ended September 30, 2019 decreased compared to the same period in 2018, on a combined basis, primarily due to lower delinquency rates.

Table 9.1 Forward Loan Modifications and Workout Units

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018	Combined(1)	Amount Change	% Change
HAMP modifications	10	3	38	41	(31)	(76)%
Non-HAMP modifications	15,872	6,730	16,828	23,558	(7,686)	(33)%
Workouts	15,132	2,813	22,700	25,513	(10,381)	(41)%
Total modification and workout units	31,014	9,546	39,566	49,112	(18,098)	(37)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Total modifications and workouts during the nine months ended September 30, 2019 decreased compared to the same period in 2018, on a combined basis, primarily due to lower delinquency rates and lower disaster-related (hurricanes and wildfires) loss mitigation activity.

The following tables provide the composition of revenues for the Servicing segment.

Table 10. Servicing - Revenues

	Successor				Predecessor
	Three Months Ended September 30, 2019		Two Months Ended September 30, 2018		One Month Ended July 31, 2018		Combined(1)		$ Change		% Change
	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)
Forward MSR Operational Revenue
Base servicing fees	$252	16	$142	17	$68	16	$210	17	$42	(1)	20%	(6)%
Modification fees(3)	4	—	5	1	1	—	6	1	(2)	(1)	(33)%	(100)%
Incentive fees(3)	6	—	2	—	2	1	4	—	2	—	50%	—%
Late payment fees(3)	23	2	11	1	6	2	17	1	6	1	35%	100%
Other ancillary revenues(3)	48	3	16	2	10	2	26	2	22	1	85%	50%
Total forward MSR operational revenue	333	21	176	21	87	21	263	21	70	—	27%	—%
Base subservicing fees and other subservicing revenue(3)	65	4	27	4	13	3	40	3	25	1	63%	33%
Reverse servicing fees	7	—	13	2	4	1	17	1	(10)	(1)	(59)%	(100)%
Total servicing fee revenue	405	25	216	27	104	25	320	25	85	—	27%	—%
MSR financing liability costs	(9)	—	(8)	(1)	(4)	(1)	(12)	(1)	3	1	(25)%	100%
Excess spread costs - principal	(77)	(5)	(18)	(2)	(12)	(3)	(30)	(2)	(47)	(3)	157%	150%
Total operational revenue	319	20	190	24	88	21	278	22	41	(2)	15%	(9)%
Amortization, net of accretion
Forward MSR amortization	(162)	(10)	(53)	(6)	(27)	(6)	(80)	(7)	(82)	(3)	103%	43%
Excess spread accretion	77	5	22	2	11	3	33	3	44	2	133%	67%
Reverse MSL accretion	10	—	—	—	—	—	—	—	10	—	100%	—%
Reverse MSR amortization	2	—	—	—	—	—	—	—	2	—	100%	—%
Total amortization, net of accretion	(73)	(5)	(31)	(4)	(16)	(3)	(47)	(4)	(26)	(1)	55%	25%
Mark-to-Market Adjustments
MSR MTM(4)	(195)	(12)	49	6	44	11	93	8	(288)	(20)	(310)%	(250)%
Excess spread / financing MTM	112	7	(25)	(3)	(19)	(5)	(44)	(4)	156	11	(355)%	(275)%
Total MTM adjustments	(83)	(5)	24	3	25	6	49	4	(132)	(9)	(269)%	(225)%
Total revenues - Servicing	$163	10	$183	23	$97	24	$280	22	$(117)	(12)	(42)%	(55)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

(3)	Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.

(4)
The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $18 for the three months ended September 30, 2019. The impact of negative modeled cash flows, on a combined basis, for the Predecessor was $17 for the three months ended September 30, 2018.

Forward - Due to the increase of the forward MSR portfolio’s UPB, base servicing fee revenue increased for the three months ended September 30, 2019 as compared to the same period in 2018, on a combined basis. Other ancillary revenues increased primarily due to $16 recorded in connection with the collapse of Trust 2009-A.

MSR prepayment and scheduled amortization increased for the three months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily due to the increase in the average forward MSR UPB in 2019 compared to 2018, and higher prepayments driven by the lower interest rate environment.

Total MTM adjustments were negative for the three months ended September 30, 2019 as compared to positive MTM adjustments for the same period in 2018, on a combined basis, primarily due to the declining interest rate environment during 2019.

Subservicing - Subservicing fees increased for the three months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, due to continued growth in the subservicing portfolio UPB.

Reverse - Servicing fees on reverse mortgage portfolios for the three months ended September 30, 2019 decreased as compared to the same period in 2018, on a combined basis, primarily due to the decline in the reverse mortgage portfolio.

Table 10.1. Servicing - Revenues

	Successor				Predecessor
	Nine Months Ended September 30, 2019		Two Months Ended September 30, 2018		Seven Months Ended July 31, 2018		Combined(1)		$ Change		% Change
	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)
Forward MSR Operational Revenue
Base servicing fees	$749	16	$142	17	$501	17	$643	17	$106	(1)	16%	(6)%
Modification fees(3)	13	—	5	1	21	1	26	1	(13)	(1)	(50)%	(100)%
Incentive fees(3)	8	—	2	—	13	—	15	—	(7)	—	(47)%	—%
Late payment fees(3)	62	2	11	1	45	2	56	2	6	—	11%	—%
Other ancillary revenues(3)	126	3	16	2	63	2	79	2	47	1	59%	50%
Total forward MSR operational revenue	958	21	176	21	643	22	819	22	139	(1)	17%	(5)%
Base subservicing fees and other subservicing revenue(3)	179	4	27	4	87	2	114	3	65	1	57%	33%
Reverse servicing fees	24	—	13	2	37	1	50	1	(26)	(1)	(52)%	(100)%
Total servicing fee revenue	1,161	25	216	27	767	25	983	26	178	(1)	18%	(4)%
MSR financing liability costs	(32)	(1)	(8)	(1)	(33)	(1)	(41)	(1)	9	—	(22)%	—%
Excess spread costs - principal	(172)	(4)	(18)	(2)	(78)	(3)	(96)	(2)	(76)	(2)	79%	100%
Total operational revenue	957	20	190	24	656	21	846	23	111	(3)	13%	(13)%
Amortization, net of accretion
Forward MSR amortization	(366)	(8)	(53)	(6)	(190)	(7)	(243)	(7)	(123)	(1)	51%	14%
Excess spread accretion	172	4	22	2	78	3	100	3	72	1	72%	33%
Reverse MSL accretion	39	1	—	—	—	—	—	—	39	1	100%	100%
Reverse MSR amortization	3	—	—	—	—	—	—	—	3	—	100%	—%
Total amortization, net of accretion	(152)	(3)	(31)	(4)	(112)	(4)	(143)	(4)	(9)	1	6%	(25)%
Mark-to-Market Adjustments
MSR MTM(4)	(782)	(17)	49	6	295	10	344	9	(1,126)	(26)	(327)%	(289)%
Excess spread / financing MTM	175	4	(25)	(3)	(99)	(3)	(124)	(3)	299	7	(241)%	(233)%
Total MTM adjustments	(607)	(13)	24	3	196	7	220	6	(827)	(19)	(376)%	(317)%
Total revenues - Servicing	$198	4	$183	23	$740	24	$923	25	$(725)	(21)	(79)%	(84)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

(3)	Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.

(4)
The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $46 for the nine months ended September 30, 2019. The impact of negative modeled cash flows, on a combined basis, for the Predecessor was $51 for the nine months ended September 30, 2018.

Forward - Due to the increase of the forward MSR portfolio’s UPB, base servicing fee revenue increased for the nine months ended September 30, 2019 as compared to the same period in 2018, on a combined basis. The improvement in delinquency rates as of September 30, 2019 contributed to the decrease in modification fees. Other ancillary revenues increased primarily due to the gain on sale from the securitization of reperforming GNMA loans and the collapse of Trust 2009-A.

MSR prepayment and scheduled amortization increased for the nine months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily due to the increase in the average forward MSR UPB and higher prepayments driven by the lower interest rate environment.

Total MTM adjustments were negative in the nine months ended September 30, 2019 as compared to positive MTM adjustments in the same period in 2018, on a combined basis, primarily due to the declining interest rate environment during 2019.

Subservicing - Subservicing fees increased for the nine months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, due to significant growth in the subservicing portfolio UPB.

Reverse - Servicing fees on reverse mortgage portfolios for the nine months ended September 30, 2019 decreased as compared to the same period in 2018, on a combined basis, primarily due to the decline in the reverse mortgage portfolio.

Servicing Expenses

The tables below summarize expenses in the Servicing segment.

Table 11. Servicing - Expenses

	Successor				Predecessor
	Three Months Ended September 30, 2019		Two Months Ended September 30, 2018		One Month Ended July 31, 2018		Combined(1)		Change		% Change
	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Salaries, wages and benefits	$85	5	$52	6	$25	6	$77	6	$8	(1)	10%	(17)%
General and administrative
Servicing support fees	30	2	25	3	9	2	34	3	(4)	(1)	(12)%	(33)%
Corporate and other general and administrative expenses	40	3	21	2	17	4	38	3	2	—	5%	—%
Foreclosure and other liquidation related expenses	11	1	2	—	73	18	75	6	(64)	(5)	(85)%	(83)%
Depreciation and amortization	5	—	4	—	2	1	6	—	(1)	—	(17)%	—%
Total general and administrative expenses	86	6	52	5	101	25	153	12	(67)	(6)	(44)%	(50)%
Total expenses - Servicing	$171	11	$104	11	$126	31	$230	18	$(59)	(7)	(26)%	(39)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Total expenses decreased during the three months ended September 30, 2019 compared to the same period in 2018, on a combined basis, primarily driven by a decrease in foreclosure and other liquidation expenses, partially offset by increased salaries, wages and benefits. Foreclosure and other liquidation related expenses were higher in 2018, on a combined basis, as a result of a refined modeling method, which led to increased reserves related to the reverse mortgage portfolio. Salaries, wages and benefits increased as a result of the expansion of the servicing portfolio and an increase in headcount largely driven by the Pacific Union and Seterus acquisitions. Servicing support fees decreased in 2019 compared to the same period in 2018, on a combined basis, primarily due to lower legal and tax service expenses.

Table 11.1. Servicing - Expenses

	Successor				Predecessor
	Nine Months Ended September 30, 2019		Two Months Ended September 30, 2018		Seven Months Ended July 31, 2018		Combined(1)		Change		% Change
	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Salaries, wages and benefits	$261	6	$52	6	$175	6	$227	6	$34	—	15%	—%
General and administrative
Servicing support fees	93	2	25	3	71	2	96	2	(3)	—	(3)%	—%
Corporate and other general and administrative expenses	118	3	21	2	80	3	101	3	17	—	17%	—%
Foreclosure and other liquidation related expenses	70	1	2	—	133	4	135	4	(65)	(3)	(48)%	(75)%
Depreciation and amortization	13	—	4	—	15	—	19	—	(6)	—	(32)%	—%
Total general and administrative expenses	294	6	52	5	299	9	351	9	(57)	(3)	(16)%	(33)%
Total expenses - Servicing	$555	12	$104	11	$474	15	$578	15	$(23)	(3)	(4)%	(20)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Total expenses decreased during the nine months ended September 30, 2019 compared to the same period in 2018, on a combined basis, primarily due to a decrease in foreclosure and other liquidation related expenses, partially offset by increased salaries, wages and benefits expense and corporate and other general and administrative expenses. Foreclosure and other liquidation related expenses were higher in 2018, on a combined basis, as a result of a refined modeling method, which led to increased reserves related to the reverse mortgage portfolio. The increase in salaries, wages and benefits is primarily due to the expansion of the servicing portfolio and an increase in headcount largely driven by the Pacific Union and Seterus acquisitions. The increase in corporate and other general and administrative expenses was primarily a result of higher expenses related to our initiatives to increase operational efficiencies and enhance overall customer experience.

Table 12. Servicing - Other Income (Expenses), Net

	Successor				Predecessor
	Three Months Ended September 30, 2019		Two Months Ended September 30, 2018		One Month Ended July 31, 2018		Combined(1)		Change		% Change
	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Income earned on Reverse mortgage interest	$81	5	$72	8	$38	9	$110	9	$(29)	(4)	(26)%	(44)%
Other interest income	56	4	6	1	3	1	9	1	47	3	522%	300%
Interest income	137	9	78	9	41	10	119	10	18	(1)	15%	(10)%

Reverse mortgage interest expense	(58)	(4)	(63)	(7)	(30)	(7)	(93)	(7)	35	3	(38)%	(43)%
Advance interest expense	(6)	—	(5)	(1)	(2)	(1)	(7)	(1)	1	1	(14)%	(100)%
Other interest expense	(56)	(4)	(6)	(1)	(3)	(1)	(9)	(1)	(47)	(3)	522%	300%
Interest expense	(120)	(8)	(74)	(9)	(35)	(9)	(109)	(9)	(11)	1	10%	(11)%
Other income (expense)	—	—	5	1	—	—	5	—	(5)	—	(100)%	—%
Total other income (expenses), net - Servicing	$17	1	$9	1	$6	1	$15	1	$2	—	13%	—%

Weighted average cost - advance facilities	3.8%		4.0%		4.1%		4.0%		(0.2)%		(5)%
Weighted average cost - excess spread financing	8.9%		8.9%		8.8%		8.9%		—%		—%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Total other income (expenses), net increased during the three months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily due to an increase in interest income, partially offset by an increase in interest expense. Other interest income increased due to $28 of earnings credits and bank fee credits the Predecessor previously classified as interest expense, coupled with higher interest income due to higher yields on custodial balances combined with higher balances driven by portfolio growth. In addition, reverse mortgage interest income decreased due to the decline in the reverse mortgage interests balance. Interest expense increased during the three months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, due to an increase in other interest expense, partially offset by lower reverse mortgage interest expense driven by the decline in the reverse mortgage interest portfolio balance, as well as the accretion of the HMBS bond premium. The increase in other interest expense was primarily due to an increase of $12 in excess spread costs and $28 of earnings credits and bank fee credits the Predecessor previously classified as interest expense and $6 of compensating interest expense driven by higher payoff volume.

Table 12.1. Servicing - Other Income (Expenses), Net

	Successor				Predecessor
	Nine Months Ended September 30, 2019		Two Months Ended September 30, 2018		Seven Months Ended July 31, 2018		Combined(1)		Change		% Change
	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps	Amt	bps
Income earned on Reverse mortgage interest	$249	5	$72	8	$274	9	$346	9	$(97)	(4)	(28)%	(44)%
Other interest income	139	3	6	1	14	1	20	1	119	2	595%	200%
Interest income	388	8	78	9	288	10	366	10	22	(2)	6%	(20)%

Reverse mortgage interest expense	(175)	(4)	(63)	(7)	(221)	(7)	(284)	(7)	109	3	(38)%	(43)%
Advance interest expense	(23)	—	(5)	(1)	(19)	(1)	(24)	(1)	1	1	(4)%	(100)%
Other interest expense	(145)	(3)	(6)	(1)	(28)	(1)	(34)	(1)	(111)	(2)	326%	200%
Interest expense	(343)	(7)	(74)	(9)	(268)	(9)	(342)	(9)	(1)	2	—%	(22)%
Other income (expense)	—	—	5	1	(1)	—	4	—	(4)	—	(100)%	—%
Total other income (expenses), net - Servicing	$45	1	$9	1	$19	1	$28	1	$17	—	61%	—%

Weighted average cost - advance facilities	4.0%		4.0%		3.9%		3.9%		0.1%		3%
Weighted average cost - excess spread financing	8.9%		8.9%		8.8%		8.9%		—%		—%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Total other income (expenses), net increased during the nine months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily due to an increase in interest income. Interest income increased primarily due to an increase in other interest income as a result of $62 of earnings credits and bank fee credits the Predecessor previously classified as interest expense, coupled with higher interest income due to higher yields on custodial balances combined with higher balances driven by portfolio growth. Offsetting the increase in other interest income was a decrease in reverse mortgage interest income, which was related to the decline in the reverse mortgage interests balance. Interest expense as a total remained consistent during the nine months ended September 30, 2019 as compared to the same period in 2018, on a combined basis. Reverse mortgage interest expense decreased due the decline in the reverse mortgage interest portfolio balance, as well as the accretion of the HMBS bond premium, and was offset by an increase in other interest expense. Other interest expense increased primarily due to an increase of $35 in excess spread costs and $62 of earnings credits and bank fee credits the Predecessor previously classified as interest expense and $11 of compensating interest expense driven by higher payoff volume.

Serviced Portfolio and Liabilities

The tables below summarize the serviced portfolio and liabilities in the Servicing segment.

Table 13. Serviced Portfolios and Related Liabilities

	Successor
	September 30, 2019			December 31, 2018
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs - fair value
Agency	$247,821	$2,764	4.5%	$229,108	$3,027	4.5%
Non-agency	58,860	575	4.8%	66,373	638	4.8%
Total Forward MSRs - fair value	306,681	3,339	4.6%	295,481	3,665	4.5%

Subservicing and other(1)
Agency	294,783	N/A	N/A	208,607	N/A	N/A
Non-agency	15,748	N/A	N/A	15,279	N/A	N/A
Total subservicing and other	310,531	N/A	N/A	223,886	N/A	N/A

Reverse portfolio - amortized cost
MSR	2,761	7	N/A	3,940	11	N/A
MSL	14,641	(69)	N/A	16,538	(71)	N/A
Securitized loans	6,588	6,662	N/A	7,937	7,934	N/A
Total reverse portfolio serviced	23,990	6,600	N/A	28,415	7,874	N/A
Total servicing portfolio unpaid principal balance	$641,202	$9,939	N/A	$547,782	$11,539	N/A

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

Table 14. Fair Value MSR Valuation

	Successor
	September 30, 2019			December 31, 2018
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs - fair value
Credit sensitive	$157,898	$1,661	105	$135,752	$1,495	110
Interest sensitive	148,783	1,678	113	159,729	2,170	136
Total MSRs - fair value	$306,681	$3,339	109	$295,481	$3,665	124

As of September 30, 2019, when measuring the fair value of the portfolio as a basis point of the unpaid principal balance, our credit sensitive pool decreased in value by 5 bps and interest sensitive pool decreased in value 23 bps, compared to December 31, 2018 due to higher forecasted prepayment speeds as a result of the declining interest rate environment in 2019.

The following table provides information on the fair value of our owned forward MSR portfolio.

Table 15. MSRs - Fair Value, Roll Forward

	Successor			Predecessor
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Seven Months Ended July 31, 2018
Fair value - beginning of period	$3,505	$3,665	$3,413	$3,356	$2,937
Additions:
Servicing retained from mortgage loans sold	129	298	43	22	162
Purchases of servicing rights	43	732	72	12	144
Dispositions:
Sales of servicing rights	(24)	(317)	(63)	—	4
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(72)	(228)	14	11	203
Interest sensitive	(102)	(488)	51	35	127
Other changes in fair value:
Scheduled principal payments	(24)	(69)	(20)	(6)	(45)
Disposition of negative MSRs and other(1)	20	43	7	3	27
Prepayments
Voluntary prepayments
Credit sensitive	(27)	(72)	(14)	(10)	(71)
Interest sensitive	(103)	(205)	(11)	(8)	(54)
Involuntary prepayments
Credit sensitive	(1)	(6)	(3)	(1)	(12)
Interest sensitive	(5)	(14)	(4)	(1)	(9)
Fair value - end of period	$3,339	$3,339	$3,485	$3,413	$3,413

(1)
Amounts primarily represent negative fair values reclassified from the MSR asset to reserves of advances and other receivables as underlying loans are removed from the MSR and other reclassification adjustments.

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

Table 16. MSRs - Fair Value

	Successor
	September 30, 2019	September 30, 2018
Credit Sensitive MSRs
Discount rate	10.4%	11.2%
Weighted average prepayment speeds	13.2%	11.2%
Weighted average life of loans	5.9 years	6.7 years

Interest Sensitive MSRs
Discount rate	9.0%	9.2%
Weighted average prepayment speeds	14.6%	8.9%
Weighted average life of loans	5.4 years	7.4 years

Total MSRs Portfolio
Discount rate	9.7%	10.4%
Weighted average prepayment speeds	13.9%	10.3%
Weighted average life of loans	5.6 years	7.0 years

The discount rate for credit sensitive and interest sensitive MSRs decreased as of September 30, 2019 compared to the same period in 2018 due to the declining interest rate environment in 2019. Weighted average lives decreased for both credit sensitive and interest sensitive MSRs due to the increase in prepayment speeds, which was attributable to the interest rate decline period over period.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to changes in (i) prepayment speeds and (ii) our ability to recapture mortgage loan payoffs through the origination platform. In Note 3, Mortgage Servicing Rights and Related Liabilities, we discuss the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of September 30, 2019 and December 31, 2018.

The following table sets forth the change in the excess spread financing liability and the related key weighted average assumptions.

Table 17. Excess Spread Financing

	Successor			Predecessor
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Seven Months Ended July 31, 2018
Fair value - beginning of period	$1,429	$1,184	$1,039	$1,047	$996
Additions:
New financings	31	469	84	—	70
Deductions:
Repayments of debt	(7)	(19)	(21)	(1)	(3)
Settlements of principal balances	(56)	(163)	(31)	(14)	(105)
Fair value changes:
Credit Sensitive	(59)	(74)	23	7	73
Interest Sensitive	(57)	(116)	3	—	8
Fair value - end of period	$1,281	$1,281	$1,097	$1,039	$1,039

				Successor
Total Key Weighted Average Assumptions:				September 30, 2019	September 30, 2018
Credit Sensitive
Discount rate				12.5%	11.1%
Prepayment speeds				12.9%	11.0%
Recapture rate				23.6%	18.0%
Average life				5.8 years	6.6 years

Interest Sensitive
Discount rate				10.9%	9.1%
Prepayment speeds				13.9%	9.3%
Recapture rate				20.0%	14.7%
Average life				5.5 years	7.1 years

Total Excess Spread Financing Portfolio
Discount rate				11.9%	10.6%
Prepayment speeds				13.3%	10.6%
Recapture rate				22.3%	17.7%
Average life				5.7 years	6.7 years

During the three months ended September 30, 2019, we updated the discount rate utilized for valuation of excess spread financing liabilities due to market driven events occurring within the quarter to accurately reflect the fair value of excess spread financing liabilities.

Table 18. MSRs Financing Liability - Rollforward

	Successor			Predecessor
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Seven Months Ended July 31, 2018
Fair value - beginning of period	$43	$32	$26	$16	$10
Changes in fair value(1):
Changes in valuation inputs or assumptions used in the valuation model	9	28	3	11	22
Other changes in fair value	(5)	(13)	(3)	(1)	(6)
Fair value - end of period	$47	$47	$26	$26	$26

				Successor
				September 30, 2019	September 30, 2018
Weighted Average Assumptions
Advance financing rates				3.7%	4.9%
Annual advance recovery rates				18.7%	18.2%

(1)
The changes in fair value related to our MSRs financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs and changes in the fair value model assumptions.

We entered into several sale agreements whereby we sold the right to receive servicing advances on private-label servicing advances and the right to receive a portion of the base fee component on the related MSRs, and also transferred the obligations to make future advances. These transactions are treated as a MSR Financing Liability. The balance sheet entry for these financings represents the component of fair value that reflects the excess cost of these transactions relative to the cost of financing advances assumed in the value of the corresponding MSR, and the change in fair value is recorded against servicing revenue and interest imputed on the outstanding liability is recorded as interest expense.

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

Table 19. Leveraged Portfolio Characteristics

	Successor
	September 30, 2019	September 30, 2018
Owned forward servicing portfolio - unencumbered	$89,308	$90,504
Owned forward servicing portfolio - encumbered	217,373	183,982
Subserviced forward servicing portfolio and other	310,531	209,106
Total unpaid principal balance	$617,212	$483,592

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

Table 20. Reserve - Mortgage Portfolio Characteristics

	Successor
	September 30, 2019	September 30, 2018
Loan count	170,903	200,904
Ending unpaid principal balance	$23,990	$30,660
Average loan amount(1)	$140,374	$152,608
Average coupon	3.8%	4.3%
Average borrower age	80	79

(1)	Average loan amount is presented in whole dollar amounts.

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

Each quarter, we accrete the MSL to service related revenue, net of the respective portfolios run-off. The MSL is assessed for increased obligation based on its fair value, using a variety of assumptions, with the key assumptions being discount rates, prepayment speeds and borrower life expectancy. The MSLs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in valuation allowance. Based on our assessment, no impairment was required for reverse MSLs as of September 30, 2019.

Originations Segment

The strategy of our Originations segment is to originate new loans for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain our existing customers by providing them with attractive refinance options. The Originations segment plays a strategically important role because its profitability is typically counter-cyclical to that of the Servicing segment. Furthermore, by originating loans at a more attractive cost than would be the case in bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Growing the Originations segment has been a strategic focus for us for several years.

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

The charts below set forth the pull through adjusted lock volume and funded volume by channel and channel mix.

The following tables set forth the results of operations for the Originations segment.

Table 21. Originations Segment Results of Operations

	Successor		Predecessor
	Three Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Combined(1)	$ Change	% Change
Revenues	$334	$86	$45	$131	$203	155%
Expenses	155	66	34	100	55	55%
Other income (expenses), net	(1)	1	—	1	(2)	(200)%
Income before income tax expense	$178	$21	$11	$32	$146	456%

Originations Margin
Revenue	$334	$86	$45	$131	$203	155%
Pull through adjusted lock volume	$12,699	$3,421	$1,606	$5,027	$7,672	153%
Revenue as a percentage of pull through adjusted lock volume(2)	2.63%	2.51%	2.80%	2.61%	0.02%	1%

Expenses	$155	$66	$34	$100	$55	55%
Funded volume	$11,911	$3,459	$1,688	$5,147	$6,764	131%
Expenses as a percentage of funded volume(3)	1.30%	1.91%	2.01%	1.94%	(0.64)%	(33)%

Originations Margin	1.33%	0.60%	0.79%	0.67%	0.66%	99%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.

(3)	Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense increased for the three months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily due to an increase in revenues driven by origination volume growth. The growth in origination volume was primarily due to declining interest rates and incremental volumes associated with the acquisition of Pacific Union. The Originations Margin for the three months ended September 30, 2019 increased as compared to the same period in 2018, on a combined basis, primarily due to lower expenses as a percentage of funded volume.

Table 21.1 Originations Segment Results of Operations

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Revenues	$744	$86	$306	$392	$352	90%
Expenses	404	66	245	311	93	30%
Other income (expenses), net	1	1	1	2	(1)	(50)%
Income before income tax expense	$341	$21	$62	$83	$258	311%

Originations Margin
Revenue	$744	$86	$306	$392	$352	90%
Pull through adjusted lock volume	$29,856	$3,421	$11,907	$15,328	$14,528	95%
Revenue as a percentage of pull through adjusted lock volume(2)	2.49%	2.51%	2.57%	2.56%	(0.07)%	(3)%

Expenses	$404	$66	$245	$311	$93	30%
Funded volume	$27,623	$3,459	$12,317	$15,776	$11,847	75%
Expenses as a percentage of funded volume points(3)	1.46%	1.91%	1.99%	1.97%	(0.51)%	(26)%

Originations Margin	1.03%	0.60%	0.58%	0.59%	0.44%	75%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.

(3)	Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense increased for the nine months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily due to an increase in revenues driven by origination volume growth. The growth in originations volume growth was driven by declining interest rates and incremental volumes associated with the acquisition of Pacific Union. The Originations Margin for the nine months ended September 30, 2019 increased as compared to the same period in 2018, on a combined basis, primarily due to lower expenses as a percentage of funded volume.

Originations Segment Revenues

Service related fee, net - Originations refers to fees collected from customers for direct-to-consumer loans and from wholesale customers for loans purchased through the correspondent channel, and includes loan application, underwriting, and other similar fees.

Gain on loans originated and sold represents the cash proceeds from selling loans net of the cost to fund them. Gain on loans originated and sold is affected by the volume, margin and channel mix of our originations activity and is impacted by fluctuations in interest rates.

Fair value adjustment on loans held for sale represents mark-to-market changes in the value of loans which have been funded and are being held on balance sheet prior to sale or securitization. We enter into derivative transactions to hedge the value of these loans, and changes in the value of derivatives are reported in the line of “mark-to-market on derivatives/hedges.”

Mark-to-market on locks and commitments represents the recognition of the total estimated revenue from originating and selling a loan, at the time that a direct-to-consumer channel customer elects to “lock” the loan at an agreed-upon interest rate, or when we commit to purchase or fund a loan from a correspondent or wholesale customer. In calculating this revenue estimate, we estimate the percentage of loans that will fall out of pipeline prior to funding, and the total estimated volume is referred to as “Pull-through Adjusted Lock Volume”. The magnitude of this line is a function of the profitability, mix, and trend in locks and commitments during the period relative to funded volumes. For loans funded during the period, the estimated revenue is reported in the line of “fair value adjustment on loans held for sale”. At the time of lock or commitment, we enter into derivative transactions designed to hedge the pipeline of locks and commitments against changes in interest rates. Changes in the value of these derivatives are reported in the line of “mark-to-market on derivatives/hedges.”

Capitalized servicing rights represents the fair value attributed to mortgage servicing rights that are retained in connection with the sale of loans during the period.

Revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the tables below.

Table 22. Originations - Revenues

	Successor		Predecessor
	Three Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Combined(1)	$ Change	% Change
Service related, net - Originations	$22	$10	$4	$14	$8	57%
Net gain on mortgage loans held for sale
Gain on loans originated and sold	156	36	12	48	108	225%
Fair value adjustment on loans held for sale	3	(8)	(1)	(9)	12	(133)%
Mark-to-market on locks and commitments(2)	34	(2)	(1)	(3)	37	(1,233)%
Mark-to-market on derivative/hedges	(2)	10	9	19	(21)	(111)%
Capitalized servicing rights	126	41	22	63	63	100%
Provision for repurchase reserves, net of release	(5)	(1)	—	(1)	(4)	400%
Total net gain on mortgage loans held for sale	312	76	41	117	195	167%
Total revenues - Originations	$334	$86	$45	$131	$203	155%

Key Metrics
Consumer direct lock pull through adjusted volume(3)	$5,488	$1,524	$828	$2,352	$3,136	133%
Other locked pull through adjusted volume(3)	7,211	1,897	778	2,675	4,536	170%
Total pull through adjusted volume	$12,699	$3,421	$1,606	$5,027	$7,672	153%
Funded volume	$11,911	$3,459	$1,688	$5,147	$6,764	131%
Volume of loans sold	$12,150	$3,454	$1,805	$5,259	$6,891	131%
Recapture percentage	24.6%	22.8%	20.4%	22.0%	2.6%	12%
Purchase as a percentage of funded volume	39.1%	52.8%	52.2%	52.6%	(13.5)%	(26)%
Value of capitalized servicing on retained settlements	154 bps	140 bps	135 bps	138 bps	16 bps	12%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.

(3)	Pull through adjusted volume represents the expected funding from locks taken during the period.

Total revenues increased for the three months ended September 30, 2019 compared to the same period in 2018, on a combined basis, primarily driven by the higher volumes in a declining interest rate environment and the incremental volumes associated with the Pacific Union acquisition, which occurred in February 2019. Total revenue increased 155% or $203 period over period as pull through adjusted lock volume increased 153% during the same period.

Table 22.1. Originations - Revenues

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Service related, net - Originations	$57	$10	$36	$46	$11	24%
Net gain on mortgage loans held for sale
Gain on loans originated and sold	286	36	113	149	137	92%
Fair value adjustment on loans held for sale	19	(8)	—	(8)	27	(338)%
Mark-to-market on locks and commitments(2)	105	(2)	1	(1)	106	(10,600)%
Mark-to-market on derivative/hedges	5	10	1	11	(6)	(55)%
Capitalized servicing rights	287	41	156	197	90	46%
Provision for repurchase reserves, net of release	(15)	(1)	(1)	(2)	(13)	650%
Total net gain on mortgage loans held for sale	687	76	270	346	341	99%
Total revenues - Originations	$744	$86	$306	$392	$352	90%

Key Metrics
Consumer direct lock pull through adjusted volume(3)	$12,211	$1,524	$6,100	$7,624	$4,587	60%
Other locked pull through adjusted volume(3)	17,645	1,897	5,807	7,704	9,941	129%
Total pull through adjusted volume	$29,856	$3,421	$11,907	$15,328	$14,528	95%
Funded volume	$27,623	$3,459	$12,317	$15,776	$11,847	75%
Volume of loans sold	$27,474	$3,454	$12,915	$16,369	$11,105	68%
Recapture percentage	24.8%	22.8%	23.8%	23.6%	1.2%	5%
Purchase as a percentage of funded volume	46.7%	52.8%	46.7%	48.0%	(1.3)%	(3)%
Value of capitalized servicing on retained settlements	149 bps	140 bps	141 bps	140 bps	9 bps	6%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.

(3)	Pull through adjusted volume represents the expected funding from locks taken during the period.

Total revenues increased for the nine months ended September 30, 2019 compared to the same period in 2018, on a combined basis, driven by the higher volumes in a declining interest rate environment and the incremental volumes associated with the Pacific Union acquisition, which occurred in February 2019. Total revenue increased 90% or $352 period over period as pull through adjusted lock volume increased 95% during the same period.

Table 23. Originations - Expenses

	Successor		Predecessor
	Three Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Combined(1)	$ Change	% Change
Salaries, wages and benefits	$104	$39	$21	$60	$44	73%
General and administrative
Loan origination expenses	16	9	5	14	2	14%
Corporate and other general and administrative expenses	16	7	3	10	6	60%
Marketing and professional service fees	12	9	4	13	(1)	(8)%
Depreciation and amortization	4	2	1	3	1	33%
Loss on impairment of assets	3	—	—	—	3	100%
Total general and administrative	51	27	13	40	11	28%
Total expenses - Originations	$155	$66	$34	$100	$55	55%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Total expenses for the three months ended September 30, 2019 increased when compared to the same period in 2018, on a combined basis, primarily due to growth in originations volumes, which was driven by the low interest rate environment and the incremental volumes associated with the Pacific Union acquisition. The originations volume growth contributed to the increase in salaries, wages and benefits, due to increased compensation and headcount related costs, and loan origination expenses, which is volume driven.

Table 23.1. Originations - Expenses

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Salaries, wages and benefits	$261	$39	$148	$187	$74	40%
General and administrative
Loan origination expenses	43	9	32	41	2	5%
Corporate and other general and administrative expenses	43	7	26	33	10	30%
Marketing and professional service fees	41	9	32	41	—	—%
Depreciation and amortization	13	2	7	9	4	44%
Loss on impairment of assets	3	—	—	—	3	100%
Total general and administrative	143	27	97	124	19	15%
Total expenses - Originations	$404	$66	$245	$311	$93	30%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Total expenses for the nine months ended September 30, 2019 increased when compared to the same period in 2018, on a combined basis, primarily due to growth in volumes, which was driven by the low interest rate environment and the incremental volumes associated with the Pacific Union acquisition. The volume growth contributed to the increase in salaries, wages and benefits, due to increased compensation and headcount related costs, and loan origination expenses, which is volume driven. In addition, loan origination expenses were relatively flat period over period as the costs attributable to higher volume were offset by expense reduction initiatives. Corporate expenses increased period over period primarily driven by the Pacific Union acquisition.

Table 24. Originations - Other Income (Expenses), Net

	Successor		Predecessor
	Three Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Combined(1)	$ Change	% Change
Interest income	$24	$10	$6	$16	$8	50%
Interest expense	(24)	(10)	(6)	(16)	(8)	50%
Other income	(1)	1	—	1	(2)	(200)%
Total other income, net - Originations	$(1)	$1	$—	$1	$(2)	(200)%

Weighted average note rate - mortgage loans held for sale	4.1%	4.8%	4.8%	4.8%	(0.7)%	(15)%
Weighted average cost of funds (excluding facility fees)	3.8%	4.5%	4.2%	4.4%	(0.6)%	(14)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans.

Interest income for the three months ended September 30, 2019 increased when compared to the same period in 2018, on a combined basis, primarily driven by higher funded volume. The increase in interest income was offset by an increase in interest expense due to higher cost of funds from an increase in originations volume.

Table 24.1. Originations - Other Income (Expenses), Net

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Interest income	$64	$10	$38	$48	$16	33%
Interest expense	(67)	(10)	(37)	(47)	(20)	43%
Other income	4	1	—	1	3	300%
Total other income, net - Originations	$1	$1	$1	$2	$(1)	(50)%

Weighted average note rate - mortgage loans held for sale	4.4%	4.8%	4.5%	4.6%	(0.2)%	(4)%
Weighted average cost of funds (excluding facility fees)	4.3%	4.5%	4.2%	4.3%	—%	—%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Interest income for the nine months ended September 30, 2019 increased when compared to the same period in 2018, on a combined basis, primarily driven by higher funded volume. The increase in interest income was offset by an increase in interest expense due to higher cost of funds from an increase in originations volume. Other income increased in the nine months ended September 30, 2019 when compared to the same period in 2018, on a combined basis, due to the recognition of incentives we received related to our financing of certain loans satisfying certain consumer relief characteristics. In September 2018, we entered into a master repurchase agreement that provided us with incentives to finance mortgage loans satisfying certain consumer relief characteristics as provided in the agreement. In the nine months ended September 30, 2019, we recorded $4 in other income related to such incentives. The master purchase agreement expired during the third quarter of 2019.

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

The charts below set forth the Xome’s revenue portfolio, units of Exchange property listing sold, and units of Services completed orders.

The following tables set forth the results of operations for the Xome segment.

Table 25. Xome Segment Results of Operations

	Successor		Predecessor
	Three Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Combined(1)	$ Change	% Change
Xome - Operations
Revenues	$112	$73	$22	$95	$17	18%
Expenses	101	71	19	90	11	12%
Other income (expenses), net	3	(1)	—	(1)	4	400%
Income before income tax expense	$14	$1	$3	$4	$10	250%
Income before taxes margin - Xome	12.5%	1.4%	13.6%	4.2%	8.3%	198%

Xome - Revenues
Exchange	$19	$15	$9	$24	$(5)	(21)%
Services	87	54	11	65	22	34%
Data/Technology	6	4	2	6	—	—%
Total revenues - Xome	$112	$73	$22	$95	$17	18%

Key Metrics
Exchange property listings sold	2,453	1,730	928	2,658	(205)	(8)%
Average Exchange property listings	6,688	5,520	5,691	5,577	1,111	20%
Services completed orders	429,128	276,937	35,599	312,536	116,592	37%
Percentage of revenue earned from third-party customers	53.4%	56.4%	26.0%	49.3%	4.1%	8%

Xome - Expenses
Salaries, wages and benefits	$37	$29	$9	$38	$(1)	(3)%
General and administrative
Operational expenses	60	40	9	49	11	22%
Depreciation and amortization	4	2	1	3	1	33%
Total general and administrative	64	42	10	52	12	23%
Total expenses - Xome	$101	$71	$19	$90	$11	12%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Income before income tax expense increased for the three months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily due to an increase in revenues. The increase in revenues was driven by an increase in Services revenues related to the AMS acquisition completed in August 2018, which contributed to higher volumes of units for valuation and field services. In addition, other income increased primarily due to the $4 change in fair value of the contingent consideration for the acquisition of AMS. Partially offsetting the increase in revenues and other income was an increase in expenses driven by operational expenses related to AMS, which was acquired in August 2018.

Exchange revenues for the three months ended September 30, 2019 decreased as compared to the same period in 2018, on a combined basis, primarily due to the decrease in defaults and foreclosures nationwide. Despite the decline in total property listings sold, revenues from third-party customers for the three months ended September 30, 2019 increased significantly to 26% from 15% in 2018 for the Exchange division.

Services revenues increased for the three months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily due to the acquisition of AMS.

Operational expenses increased for the three months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily driven by the acquisition of AMS.

Table 25.1. Xome Segment Results of Operations

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Xome - Operations
Revenues	$316	$73	$149	$222	$94	42%
Expenses	301	71	123	194	107	55%
Other income (expenses), net	14	(1)	9	8	6	75%
Income before income tax expense	$29	$1	$35	$36	$(7)	(19)%
Income before taxes margin - Xome	9.2%	1.4%	23.5%	16.2%	(7.0)%	(43)%

Xome - Revenue
Exchange	$59	$15	$62	$77	$(18)	(23)%
Services	240	54	74	128	112	88%
Data/Technology	17	4	13	17	—	—%
Total revenues - Xome	$316	$73	$149	$222	$94	42%

Key Metrics
Exchange property listings sold	7,519	1,730	6,920	8,650	(1,131)	(13)%
Average Exchange property listings	6,552	5,520	6,567	6,335	217	3%
Services completed orders	1,226,223	276,937	264,031	540,968	685,255	127%
Percentage of revenue earned from third-party customers	53.1%	56.4%	27.8%	37.2%	15.9%	43%

Xome - Expenses
Salaries, wages and benefits	$111	$29	$58	$87	$24	28%
General and administrative
Operational expenses	179	40	58	98	81	83%
Depreciation and amortization	11	2	7	9	2	22%
Total general and administrative	190	42	65	107	83	78%
Total expenses - Xome	$301	$71	$123	$194	$107	55%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Income before income tax expense decreased for the nine months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily driven by an increase in expenses, partially offset by an increase in revenues and other income (expenses), net. The increase in expenses is primarily related to AMS, which was acquired in August 2018. The increase in revenues is primarily due to the AMS acquisition, which added to higher volumes of units for valuation and field services. Other income (expenses), net increased primarily due to the $15 change in the contingent consideration for the acquisition of AMS for the nine months ended September 30, 2019.

Exchange revenues for the nine months ended September 30, 2019 decreased as compared to the same period in 2018, on a combined basis, primarily as a result of lower foreclosure sales and inventories across the industry and nation. Although total property listings sold declined in 2019, revenues from third-party customers for the nine months ended September 30, 2019 increased significantly to 24% from 15% in 2018 for the Exchange division.

Services revenues increased for the nine months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily as a result of the August 2018 acquisition of AMS.

Corporate/Other Segment

Our Corporate/Other segment records corporate expenses that are not directly attributable to our operating segments, interest expense on our unsecured senior notes, and income or loss from our legacy portfolio of non-prime and non-conforming residential mortgage loans that were transferred to a securitization trust (Trust 2009-A) in 2009. We collapsed Trust 2009-A and executed the sale of the loans held in the trust in September 2019.

The following tables set forth the results of operations for the Corporate/Other segment.

Table 26. Corporate/Other Segment Results of Operations

	Successor		Predecessor
	Three Months Ended September 30, 2019	Two Months Ended September 30, 2018	One Month Ended July 31, 2018	Combined(1)	$ Change	% Change
Corporate/Other - Operations
Revenues	$11	$—	$—	$—	$11	100%
Expenses	53	34	63	97	(44)	(45)%
Other income (expenses), net	(52)	(35)	(11)	(46)	(6)	13%
Loss before income tax benefit	$(94)	$(69)	$(74)	$(143)	$49	(34)%

Corporate/Other - Expenses
Salaries, wages and benefits	$24	$19	$14	$33	$(9)	(27)%
General and administrative
Operational expenses	20	8	49	57	(37)	(65)%
Depreciation and amortization	9	7	—	7	2	29%
Total general and administrative	29	15	49	64	(35)	(55)%
Total expenses - Corporate/Other	$53	$34	$63	$97	$(44)	(45)%

Corporate/Other - Other Income (Expenses), Net
Interest income, legacy portfolio	$1	$2	$1	$3	$(2)	(67)%
Other interest income	1	—	—	—	1	100%
Total interest income	2	2	1	3	(1)	(33)%

Interest expense, legacy portfolio	—	—	(1)	(1)	1	100%
Interest expense on unsecured senior notes	(51)	(36)	(11)	(47)	(4)	9%
Other interest expense	(1)	(1)	—	(1)	—	—%
Total interest expense	(52)	(37)	(12)	(49)	(3)	6%
Other income (expense)	(2)	—	—	—	(2)	(100)%
Other income (expenses), net - Corporate/Other	$(52)	$(35)	$(11)	$(46)	$(6)	13%

Weighted average cost - unsecured senior notes	7.9%	7.9%	7.9%	7.9%	—%	—%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Loss before income tax benefit decreased in the three months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily due to a decrease in expenses. Expenses were higher in 2018, on a combined basis, primarily due to the Nationstar acquisition. Partially offsetting the decrease in expenses, was higher legal reserves recorded in 2019. In addition, revenues increased in the three months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, due to the gain recognized on the collapse of Trust 2009-A, our legacy portfolio, and sale of the loans held in the trust.

Other income (expenses), net for the Corporate/Other segment consists of interest expense on our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes.

Total other income (expenses), net declined in the three months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily due to an increase in interest expense on unsecured senior notes, as a result of a higher debt balance and higher borrowing rates under the new unsecured senior notes that were executed in July 2018 to fund the Merger with Nationstar.

Table 26.1. Corporate/Other Segment Results of Operations

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Corporate/Other - Operations
Revenues	$11	$—	$1	$1	$10	1,000%
Expenses	155	34	103	137	18	13%
Other income (expenses), net	(157)	(35)	(78)	(113)	(44)	39%
Loss before income tax benefit	$(301)	$(69)	$(180)	$(249)	$(52)	21%

Corporate/Other - Expenses
Salaries, wages and benefits	$70	$19	$45	$64	$6	9%
General and administrative
Operational expenses	55	8	54	62	(7)	(11)%
Depreciation and amortization	30	7	4	11	19	173%
Total general and administrative	85	15	58	73	12	16%
Total expenses - Corporate/Other	$155	$34	$103	$137	$18	13%

Corporate/Other - Other Income (Expenses), Net
Interest income, legacy portfolio	$6	$2	$7	$9	$(3)	(33)%
Other interest income	1	—	—	—	1	100%
Total interest income	7	2	7	9	(2)	(22)%

Interest expense, legacy portfolio	(1)	—	(3)	(3)	2	(67)%
Interest expense on unsecured senior notes	(153)	(36)	(77)	(113)	(40)	35%
Other interest expense	(8)	(1)	(3)	(4)	(4)	100%
Total interest expense	(162)	(37)	(83)	(120)	(42)	35%
Other income (expense)	(2)	—	(2)	(2)	—	—%
Other income (expenses), net - Corporate/Other	$(157)	$(35)	$(78)	$(113)	$(44)	39%

Weighted average cost - unsecured senior notes	7.9%	7.9%	7.4%	7.5%	0.4%	5%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Loss before income tax benefit increased for the nine months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily due to a decline in other income (expense), net. Total other income (expenses), net declined primarily due to an increase in interest expense on unsecured senior notes, as a result of a higher debt balance and higher borrowing rates under the new unsecured senior notes that were executed in July 2018 to fund the Merger with Nationstar.

In addition, expenses increased during the nine months ended September 30, 2019 as compared to the same period in 2018, on a combined basis, primarily due to increased expenses related to the Pacific Union and Seterus acquisitions and amortization of intangible assets related to the Merger with Nationstar.

Partially offsetting the decline in other income (expense), net and increase in expenses was an increase in revenues related to the gain recognized on the collapse of Trust 2009-A, our legacy portfolio, and sale of the loans held in the trust.

Table 27. Legacy Portfolio Composition

Successor
December 31, 2018
Performing - UPB	$145
Nonperforming (90+ delinquency) - UPB	27
REO - estimated fair value	4
Total legacy portfolio	$176

Changes in Financial Position

Table 28. Changes in Assets

	Successor
	September 30, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	$371	$242	$129	53%
Mortgage servicing rights	3,346	3,676	(330)	(9)%
Advances and other receivables, net	967	1,194	(227)	(19)%
Reverse mortgage interests, net	6,662	7,934	(1,272)	(16)%
Mortgage loans held for sale at fair value	4,267	1,631	2,636	162%
Deferred tax asset, net	1,032	967	65	7%
Other	1,833	1,329	504	38%
Total assets	$18,478	$16,973	$1,505	9%

Total assets as of September 30, 2019 increased by $1,505 or 9% compared with December 31, 2018 primarily due to the increase in mortgage loans held for sale and other, partially offset by decreases in reverse mortgage interests, mortgage servicing rights, and advances and other receivables. Mortgage loans held for sale increased in 2019 primarily attributable to the higher volumes in a declining interest rate environment and the incremental volumes associated with the Pacific Union acquisition,which occurred in February 2019. Other increased primarily due to $483 of other assets related to the Pacific Union acquisition, as indicated in Note 2, Acquisitions, and $126 of right of use assets recorded in 2019 as a result of adoption of ASU 2016-02. Reverse mortgage interests, net decreased $1,272 primarily due to the collection on participating interests in HMBS. Mortgage servicing rights decreased in 2019 primarily due to a negative mark-to-market adjustment driven by declining interest rates. Advances and other receivables decreased primarily due to recoveries on advances.

Table 29. Changes in Liabilities and Stockholder’s Equity

	Successor
	September 30, 2019	December 31, 2018	$ Change	% Change
Unsecured senior notes, net	$2,464	$2,459	$5	—%
Advance facilities, net	513	595	(82)	(14)%
Warehouse facilities, net	4,802	2,349	2,453	104%
MSR related liabilities - nonrecourse at fair value	1,328	1,216	112	9%
Other nonrecourse debt, net	5,533	6,795	(1,262)	(19)%
Other liabilities	2,071	1,614	457	28%
Total liabilities	16,711	15,028	1,683	11%
Total stockholders’ equity	1,767	1,945	(178)	(9)%
Total liabilities and stockholders’ equity	$18,478	$16,973	$1,505	9%

Total stockholders’ equity at September 30, 2019 decreased by $178 or 9% compared with the balance as of December 31, 2018 primarily due to net loss of $191 during the nine months ended September 30, 2019. Total liabilities at September 30, 2019 increased by $1,683 or 11% compared with the balance as of December 31, 2018 primarily due to an increase in warehouse facilities, MSR related liabilities and other liabilities, which was partially offset by a decrease in other nonrecourse debt. Warehouse facilities increased by $2,453 primarily due to the warehouse facilities acquired as part of the Pacific Union acquisition and higher origination volumes. MSR related liabilities increased by $112 primarily due to increase in excess spread financing related to new excess spread financing deals. The increase in other liabilities was primarily due to $530 of payables and other liabilities related to the Pacific Union acquisition. Other nonrecourse debt decreased by $1,262 primarily due to repayments of reverse mortgage related nonrecourse debt, which was partially offset by proceeds from issuance of HECM securitizations.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR facilities. We recorded cash and cash equivalents on hand of $371 and total stockholders’ equity of $1,767 as of September 30, 2019. As of September 30, 2019, we had $1,237 collateral pledged against the MSR facilities, of which we could borrow up to $840. During the nine months ended September 30, 2019, operating activities used cash totaling $28.

Our operating cash flow is primarily impacted by the receipt of servicing fees, changes in our servicing advance balances, the level of new loan production, the timing of sales and securitizations of forward and reverse mortgage loans, and revenues from our Xome segment.

We have sufficient borrowing capacity to support our operations. As of September 30, 2019, total available borrowing capacity is $9,530, of which $4,214 is unused.

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

We service reverse mortgage loan portfolios with a UPB of $23,990 as of September 30, 2019, which includes $2,761 of reverse MSR, $14,641 of reverse MSLs and $6,588 of reverse mortgage interests. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or monthly draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance, as wells as applicable servicing fees earned and the interest applicable to the underlying principal. Recovery of advances and draws related to reverse MSLs is generally recovered over a two to three month period from the investor. However, for reverse assets recorded as a loan, the repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. We securitize our holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs.

Cash Flows
The table below presents the major sources and uses of cash flow for operating activities.

Table 30. Operating Cash Flow

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Net (loss) income attributable to Successor/Predecessor	$(189)	$1,020	$154	$1,174	$(1,363)	(116)%
Fair value changes in MSRs, MSR related liabilities and mortgage loans held for investment	820	(1)	(80)	(81)	901	(1,112)%
Deferred tax benefit	(53)	(931)	—	(931)	878	(94)%
Other non-cash adjustments to net loss	(930)	(121)	(388)	(509)	(421)	83%
Originations net sales activities	(1,580)	(135)	520	385	(1,965)	(510)%
Changes in working capital	1,904	344	2,088	2,432	(528)	(22)%
Net cash attributable to operating activities	$(28)	$176	$2,294	$2,470	$(2,498)	(101)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Our operating activities used cash of $28 during the nine months ended September 30, 2019 compared to $2,470 cash generated in the same period in 2018, on a combined basis. This is primarily due to the cash used in originations net sales activities and net loss reported in 2019.

Cash used in originations net sales activities was $1,580 during the nine months ended September 30, 2019 compared to $385 cash generated in the same period in 2018, on a combined basis. The change was primarily due to a higher funding of $11,887 for loan origination activities driven by the declining interest rate environment and an increase in funds used of $1,056 to repurchase forward loan assets out of Ginnie Mae securitizations. The increase in funding was partially offset by an increase in proceeds of $10,978 on the sales of previously originated loans and the sale of loans related to the collapse of Trust 2009-A, our legacy portfolio.

Cash generated from fair value changes in MSRs, MSR related liabilities and mortgage loans held for investment during the nine months ended September 30, 2019 increased by $901 when compared to the same period in 2018, on a combined basis. The change was primarily due to an increase in fair value changes and amortization/accretion of mortgage servicing rights/liabilities of $1,202, primarily due to the negative mark-to-market adjustment for the nine months ended September 30, 2019.

Cash used from the deferred tax benefit during the nine months ended September 30, 2019 decreased by $878 when compared to the same period in 2018, on a combined basis, primarily due to the reversal of the valuation allowance associated with the NOL carryforwards of WMIH in the two months ended September 30, 2018.

Table 31. Investing Cash Flows

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Acquisitions, net	$(85)	$(33)	$—	$(33)	$(52)	158%
Purchase of forward mortgage servicing rights, net of liabilities incurred	(454)	(63)	(134)	(197)	(257)	130%
Proceeds on sale of assets	—	—	13	13	(13)	(100)%
Proceeds on sale of forward and reverse mortgage servicing rights	298	60	—	60	238	397%
Other	(38)	(14)	(41)	(55)	17	(31)%
Net cash attributable to investing activities	$(279)	$(50)	$(162)	$(212)	$(67)	32%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Our investing activities used $279 during the nine months ended September 30, 2019, which increased from $212 of cash used in the same period in 2018, on a combined basis. The change in investing activities was primarily due to an increase of $257 in the purchase of forward mortgage servicing rights, net of liabilities incurred, and net cash of $85 used in connection with the acquisitions of Pacific Union and Seterus. Partially offsetting these uses of cash was an increase in proceeds on sale of forward mortgage servicing rights of $238. Although we continue to seek to acquire servicing portfolios at advantageous pricing, the amounts and timing of these opportunities is not of a consistent frequency and can result in cash flow variability between periods.

Table 32. Financing Cash Flow

	Successor		Predecessor
	Nine Months Ended September 30, 2019	Two Months Ended September 30, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
(Decrease) increase in advance facilities	$(95)	$46	$(305)	$(259)	$164	(63)%
Increase (decrease) in warehouse facilities	1,930	186	(585)	(399)	2,329	(584)%
Repayment of notes payable	(294)	—	—	—	(294)	100%
Payment of unsecured senior notes and nonrecourse debt	(37)	(1,034)	(93)	(1,127)	1,090	(97)%
Issuance of excess spread financing	469	84	70	154	315	205%
Repayment of excess spread financing	(19)	(21)	(3)	(24)	5	(21)%
Settlements of excess spread financing	(163)	(31)	(105)	(136)	(27)	20%
Decrease in participating interest financing in reverse mortgage interests	(1,252)	(358)	(1,391)	(1,749)	497	(28)%
Changes in HECM securitizations	(170)	(91)	311	220	(390)	(177)%
Other	19	(182)	(10)	(192)	211	(110)%
Net cash attributable to financing activities	$388	$(1,219)	$(2,111)	$(3,330)	$3,900	(117)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Our financing activities generated $388 cash during the nine months ended September 30, 2019, whereas the financing activities used cash of $3,330 in the same period in 2018, on a combined basis. The change in cash flows from financing activities was primarily due to an increase of $1,930 in warehouse facilities during the nine months ended September 30, 2019 compared to a pay down on warehouse facilities of $399 during the same period in 2018, on a combined basis. Payment of warehouse facilities was higher in 2018 due to proceeds from HECM securitizations being used to pay down the facilities, which did not occur in the same period in 2019. In addition, the cash used for the pay down of advance facilities during the nine months ended September 30, 2019 decreased by $164 when compared to the same period in 2018, on a combined basis. The issuance of excess spread financing increased by $315 due to new excess spread financing deals. Offsetting these decreases in cash used is an increase in cash used for repayment of notes payable and HECM securitizations when compared to the same period in 2018, on a combined basis. During the nine months ended September 30, 2019, cash of $294 was used to pay off the notes payable assumed from the Pacific Union acquisition. The cash used in the change in HECM securitizations during the nine months ended September 30, 2019 increased due to scheduled pay downs and amounts incurred to settle the collapsed trusts exceeding proceeds from the securitization, resulting in a net cash outflow of $170. In addition, during the nine months ended September 30, 2018, on a combined basis, proceeds from securitizations exceeded scheduled pay downs and amounts incurred to settle the collapsed trusts, resulting in a net cash inflow of $220.

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

Financial Covenants
Our credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our operating subsidiary, Nationstar Mortgage LLC. We were in compliance with its required financial covenants as of September 30, 2019. The most restrictive tangible net worth covenant required us to maintain a minimum tangible net worth of at least $682.

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

Effective September 1, 2019, Ginnie Mae amended its MBS Guide to prescribe that issuers with secured debt to gross tangible asset ratios greater than 60%, as described in the MBS Guide, may, at Ginnie Mae’s sole discretion, be subject to additional financial and operational requirements prior to receiving approval for various transactions within the MBS Program, including, but not limited to, requests for commitment authority and approval of Transfers of Issuer Responsibility. We were in compliance with this requirement as of September 30, 2019. In addition, issuers with a Ginnie Mae single-family servicing portfolio that exceeds $75 billion in UPB will be required to obtain an external primary servicer rating and issuer credit ratings from two different rating agencies and receive a minimum rating of a B or its equivalent. Effective for fiscal year 2020, we are permitted to satisfy minimum liquidity requirements using a combination of AAA rated government securities that are marked to market in addition to cash and certain cash equivalents. However, the issuers will no longer be permitted to include deferred tax assets when computing the minimum net worth requirement.

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 10, Indebtedness, and Note 17, Capital Requirements, for additional information. As of September 30, 2019, we were in compliance with our seller/servicer financial requirements.

Table 33. Debt

	Successor
	September 30, 2019	December 31, 2018
Advance facilities, net	$513	$595
Warehouse facilities, net	4,802	2,349
Unsecured senior notes, net	2,464	2,459

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

As a servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. At September 30, 2019, unsecuritized borrower draws totaled $265, and our maximum unfunded advance obligation related to these reverse mortgage loans was $2,741.

Unsecured Senior Notes
In 2013 and 2018, we completed offerings of unsecured senior notes, which mature on various dated through July 2026. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.500% to 9.125%.

Table 34. Contractual Maturities - Unsecured Senior Notes

Year Ending December 31,	Amount
2019	$—
2020	—
2021(1)	592
2022	206
2023	950
Thereafter	750
Unsecured senior notes principal amount	2,498
Unamortized debt issuance costs, premium and discount	(34)
Unsecured senior notes, net	$2,464

(1)	This note does not include the subsequent pay down of $100 in principal balance in October 2019.

Contractual Obligations

As of September 30, 2019, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Federal National Mortgage Association (Fannie Mae or FNMA).   FNMA was federally chartered by Congress in 1938 to support liquidity, stability, and affordability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold. Fannie Mae buys mortgage loans from lenders and resells them as mortgage-backed securities in the secondary mortgage market.

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

Recapture.  The refinancing of a loan currently in the portfolio, or the financing of a customer’s new purchase which resulted in the payoff of an existing loan.

Refinancing.  The process of working with existing borrowers to re-originate their mortgage loans. By refinancing loans for borrowers we currently service, we retain the servicing rights, thereby extending the longevity of the servicing cash flows.

Reverse Mortgage.  A reverse mortgage, most commonly a Home Equity Conversion Mortgage, enables seniors to borrow against the value of their home, and no payment of principal or interest is required until the death of the borrower or the sale of the home. These loans are designed to go through the foreclosure and claim process to recover loan balance.

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

We used September 30, 2019 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2019 given hypothetical instantaneous parallel shifts in the yield curve. Results could differ materially.

Table 35. Change in Fair Value

	September 30, 2019
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(242)	$245
Mortgage loans held for sale at fair value	14	(17)
Derivative financial instruments:
Interest rate lock commitments	21	(28)
Forward MBS trades	(14)	17
Total change in assets	(221)	217
Increase (decrease) in liabilities
Mortgage servicing rights liabilities at fair value	(5)	5
Excess spread financing at fair value	(49)	51
Derivative financial instruments:
Interest rate lock commitments	(4)	5
Forward MBS trades	21	(27)
Total change in liabilities	(37)	34
Total, net change	$(184)	$183

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2019.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, we continue to progress towards resolution of certain legacy regulatory matters involving examination findings in prior years for alleged violations of certain laws related to our business practices. We have been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigations. We are continuing to cooperate with all parties. In connection with these discussions, we previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of September 30, 2019. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations.

Further, on April 24, 2018, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against us, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The CFPB may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations. We have not recorded an accrual related to this matter as of September 30, 2019 as we do not believe that the possible loss or range of loss arising from any such action is estimable. We are continuing to cooperate with the CFPB.

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

We are a defendant in a proceeding filed on January 2, 2018 in the U.S. District Court for the Northern District of California under the caption Collateral Analytics LLC v. Nationstar Mortgage LLC et al. The plaintiff alleges that we and certain affiliated entities misappropriated plaintiff’s intellectual property for the purpose of replicating plaintiff’s products. The case raises federal and state law claims for misappropriation of trade secrets and breach of contract and seeks an award of actual damages, unjust enrichment, lost profits and/or a reasonable royalty, exemplary damages and injunctive relief preventing further misuse or disclosure of plaintiff’s intellectual property. On October 23, 2019, we reached an agreement in principle to settle this matter.

We are also a defendant in a proceeding filed on October 23, 2015 in the U.S. District Court for the Central District of California under the caption Alfred Zaklit and Jessy Zaklit, individually and on behalf of all others similarly situated v. Nationstar Mortgage LLC et al. The plaintiff alleges that we improperly recorded telephone calls without the knowledge or consent of borrowers in violation of the California Penal Code. On July 24, 2017, the court certified a class comprised of California borrowers who, from October 2014 to May 2016, participated in outbound telephone conversations with our employees who recorded the conversations without first informing the borrowers that the conversations were being recorded. The class seeks statutory damages and attorney’s fees. On September 10, 2018, we reached an agreement in principle to settle this matter and on August 21, 2019, the court approved the settlement agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not make any repurchases of our shares during the three months ended September 30, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Form of Stock Certificate					X
31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**    Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MR. COOPER GROUP INC.

November 1, 2019	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

November 1, 2019	/s/ Christopher G. Marshall
Date	Christopher G. Marshall Vice Chairman & Chief Financial Officer (Principal Financial and Accounting Officer)