Form 10-K
period 2019-12-31
Mr. Cooper Group Inc.
filed 2020-02-28
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Number of shares of common stock, $0.01 par value, outstanding as of February 21, 2020 was 91,117,909.

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $603,003,902 based on the closing sales price of $8.01 as reported on the Nasdaq Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

MR. COOPER GROUP INC.
ANNUAL REPORT ON FORM 10-K

PART I.
Item 1. Business
The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section within Item 1, captioned “Caution Regarding Forward-Looking Statements”. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

OVERVIEW
Mr. Cooper Group Inc., including our consolidated subsidiaries (collectively, “Mr. Cooper”, the “Company”, “we”, “us” or “our”), earns fees through the delivery of servicing, origination and transaction-based services related primarily to single-family residences throughout the United States. We have provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of this Form 10-K.

Mr. Cooper, which was previously known as WMIH Corp. (“WMIH”), is a corporation duly organized and existing under the laws of the state of Delaware since May 11, 2015. On July 31, 2018, Wand Merger Corporation, a wholly owned subsidiary of WMIH (“Merger Sub”), merged with and into Nationstar Mortgage Holdings Inc. (“Nationstar”), with Nationstar continuing as a wholly owned subsidiary of WMIH (the “Merger”). Prior to the Merger, WMIH had limited operations other than its reinsurance business that operated in runoff mode and focused on identifying and consummating an accretive acquisition transaction across a broad array of industries, with a primary focus on the financial institutions sector. As a result of the Merger, shares of Nationstar common stock were delisted from the New York Stock Exchange. Following the Merger closing, the combined company traded on NASDAQ under the ticker symbol “WMIH” until October 10, 2018, when WMIH changed its name to “Mr. Cooper Group Inc.” and its ticker symbol to “COOP.”

We are one of the largest residential loan servicers in the United States. In addition, we operate an integrated residential loan origination platform with a primary focus on customer retention and an array of complementary services related to the purchase and disposition of residential real estate.

Our success ultimately depends on working with customers, investors and regulators to deliver quality, compliant solutions that foster and preserve home ownership. Customers include most residential real estate market participants, including homeowners, homebuyers, home sellers, investors and real estate agents. Investors primarily include government sponsored entities (“GSE”) such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and the Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”), investors in private-label securitizations, the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), as well as organizations owning mortgage servicing rights (“MSR”) which engage us to subservice. We are regulated both at the Federal and individual state levels.

BUSINESS SEGMENTS
We conduct our operations through three operating segments: Servicing, Originations and Xome®.

“Predecessor” financial information in the Business Segments section relates to Nationstar, and “Successor” financial information relates to Mr. Cooper. With respect to the year ended December 31, 2018, we have presented our results on a “combined” basis by combining the results of the Predecessor for the seven months ended July 31, 2018 with the results of the Successor for the five months ended December 31, 2018. Although the separate financial results of the Predecessor for the seven months ended July 31, 2018 and the Successor for the five months ended December 31, 2018 are each separately presented under generally accepted accounting principles (“GAAP”) in the United States, the combined results reported reflect non-GAAP financial measures, because a different basis of accounting was used with respect to the financial results for the Predecessor as compared to the financial results of the Successor. We have not provided a reconciliation of the financial metrics reflected under the “combined” basis as such reconciliation cannot be provided without unreasonable effort as a result of this accounting variance. The financial results for the year ended December 31, 2019 reflects the results of the Successor.

Servicing
As of December 31, 2019, we served approximately 3.8 million customers with an aggregate unpaid principal balance (“UPB”) of approximately $643 billion. According to Inside Mortgage Finance, we were the largest non-bank servicer and third largest residential mortgage servicer in the United States in the fourth quarter of 2019. During 2019, we boarded $258 billion UPB of loans, with $165 billion of UPB related to subservicing.

We service loans on behalf of investors or owners of the underlying mortgages and, because we do not generally hold loans for investment purposes, our loss exposure is limited to investor guidelines regarding the servicing of delinquent loans. We have exposure to risk to the extent we are required to make servicing advances for investors, or, in certain circumstances, with Federal Housing Administration (“FHA”), U.S. Department of Agriculture (“USDA”) or Department of Veterans Affairs (“VA”) loans. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio.

Forward servicing
We own the right to service loans owned by investors, which typically result from bulk acquisitions, flow agreements, or the sale and securitization of loans we originate. Where we own the right to service loans, we recognize an MSR asset in our consolidated financial statements and have elected to mark this portfolio to fair value each quarter. Servicing activities for owned MSRs include the collection and recording of mortgage payments, the administration of mortgage escrow accounts, negotiations of workouts and modifications and, if necessary, conducting or managing the foreclosure (real estate owned or “REO”) on behalf of investors or other servicers. We primarily generate recurring revenue through contractual fees earned from our MSRs, which are a stated percentage of the UPB of current performing loans earning interest income on float related to collecting and remitting payments, and ancillary revenues (e.g., modification fees, late fees, incentive fees). As the MSR owner, we are, in several instances, obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments when the mortgage loan borrower has failed to make the scheduled payments and to cover foreclosure costs and various other items that are required to preserve the assets being serviced. These servicer advance obligations require significant capital and liquidity in order to fund the advances until we are contractually authorized to reimburse ourselves for the advances from the loan investor.

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

In 2019, we continued to expand our subservicing portfolio by boarding $165 billion UPB of subservicing, which contributed approximately 64% of the total UPB boarded during 2019. We believe the expansion of subservicing operations allows us to leverage the scale of our technology and labor capital to provide cost effective servicing to customers while limiting the use of cash resources, thereby producing a higher return on equity. Certain subservicing agreements also provide a flow of new loans to help replenish and grow our own serviced portfolio.

Reverse servicing
Included within owned MSRs are the rights to service reverse residential mortgage loans acquired from third parties through our Champion Mortgage® brand. Our reverse portfolio includes loans in Ginnie Mae and private-label securitizations, as well as unsecuritized reverse loans held by investors, such as Fannie Mae. A servicing fee is earned based on the stated service fee rate or net interest margin of home equity conversion mortgage (“HECM”) backed securities of the reverse portfolio. As a servicer, we are required to fund advances on the reverse loans up to the maximum claim amount. These advances include borrower draws and advances to cover taxes, insurance, mortgage insurance premiums and interest payments. Recovery of advances and collection of servicing fees generally occurs upon a transfer of ownership in the underlying collateral. Due to the structure of reverse mortgages, we securitize substantially all draws on reverse mortgage loans through the Ginnie Mae II MBS program or through private-label securitizations. Our reverse portfolio accounted for 3.5% of our total servicing UPB as of December 31, 2019.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 4

The majority of loans we service are for GSEs, followed by Ginnie Mae and private-label investors in mortgage securitization transactions.

Our servicing portfolio includes both conventional residential mortgage loans and home equity conversion loans, referred to as “forward” and “reverse mortgage” loans, respectively. Although we own the mortgage servicing rights for the majority of these loans, we also act as master servicer on certain portfolios and subservicer on certain portfolios for which the servicing rights are owned by a third party.

Focus on the Customer
We are focused on providing quality service to our customers and building strong, lasting relationships. For each loan we service, we utilize a customer-centric model designed to increase borrower performance and to decrease borrower delinquencies. Keys to this model include frequent borrower interactions and utilization of multiple loss mitigation strategies, particularly in the early stages of default. We train our customer service representatives to find solutions that work for homeowners when circumstances allow. We believe this commitment to continued home ownership helps preserve neighborhoods and home values and improves asset performance for our investors.

We are highly experienced in loan modifications and aim to avoid foreclosures. Between 2010 and 2013, the Predecessor acquired distressed portfolios from banks who were not equipped to service such highly delinquent portfolios. The unprecedented levels of delinquencies and defaults of residential real estate loans after the financial crisis at that time required varying degrees of loss mitigation activities. We have made, and continue to make, significant efforts to help borrowers remain in their homes and view foreclosure typically as a last resort. These initiatives contributed to low loan delinquency rates exceeding 60 days of 2.0% in 2019. Our special servicing capabilities, coupled with our acquisition and transfer of conventional MSRs and subservicing, have resulted in a decline in delinquency rates in our portfolio.

The mortgage experience is often complex, but we aim to take a leadership role in the industry by putting customers first and preserving homeownership. We have strengthened the composition of our leadership team and altered incentive programs over the past five years to emphasize the importance of teamwork, compliance and a customer-centric approach.

Originations
Our Originations segment provides refinance opportunities to our existing servicing customers through our direct-to-consumer and wholesale lending channels, and purchases loans from originators through our correspondent channel. According to Inside Mortgage Finance, we were the 14th largest overall mortgage loan originator, funding $40 billion for the year ended December 31, 2019. We generate revenue through gain-on-sale and fees associated with originating and selling mortgage loans sourced through our direct-to-consumer, wholesale and correspondent channels. We originate and purchase conventional mortgage loans conforming to the underwriting standards of the GSEs. We also originate and purchase government-insured mortgage loans, which are insured by the FHA, VA and USDA.

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

We are committed to providing our customers with the tools and resources they need to be successful in today’s marketplace. We are focused on increasing conversion rates (i.e., recapture) on our existing servicing portfolio and growing our third-party origination businesses. We have continued to diversify our origination business in order to be successful in multiple market scenarios by offering different products. We believe we can originate these products profitably and with acceptable levels of risk. We expect to continue to make investments towards acquiring new customers through various outbound marketing initiatives and expanding the purchase recapture business by focusing on existing customers who are looking to purchase a new home.

5 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Direct-to-Consumer Channel
We originate loans directly with borrowers through our direct-to-consumer channel. This channel utilizes our call centers, website and mobile apps to reach our existing 3.8 million servicing customers who may benefit from a new mortgage. Depending on borrower eligibility, we will refinance existing loans into conventional, government or non-Agency products. Through lead campaigns and direct marketing, the direct-to-consumer channel seeks to convert leads into loans in a cost-efficient manner. We earn an upfront fee for processing the loan application which covers the costs of securing the loan application and underwriting.

Our direct-to-consumer channel represented 40.6% and 48.1% of our mortgage originations for the years ended December 31, 2019 and 2018, on a combined basis, respectively, based on funded volume. Pull through adjusted lock volume for this channel increased to $18.2 billion in 2019 from $9.7 billion in 2018, on a combined basis.

Correspondent Channel
We purchase closed mortgage loans from community banks, credit unions, mortgage brokers and independent mortgage bankers. We primarily generate revenue from the receipt of underwriting fees from correspondents earned on a per-unit loan basis, as well as the gain on sale of loans sold into the secondary market.

Our correspondent channel represented 53.4% and 51.9% of our mortgage originations for the years ended December 31, 2019 and 2018, on a combined basis, respectively, based on funded volume. Pull through adjusted lock volume for this channel increased to $24.2 billion in 2019 from $10.5 billion in 2018, on a combined basis.

Wholesale Lending Channel
We originate mortgage loans through mortgage brokers. Loans sourced by mortgage brokers are underwritten and funded by us in our name. We mitigate the counterparty risk through quality and compliance monitoring. In addition, all brokers are subject to our eligibility requirements coupled with an annual recertification process. Our wholesale lending channel was added in 2019 through the acquisition of Pacific Union Financial, LLC (“Pacific Union”) and represented 6.0% of our mortgage originations for the year ended December 31, 2019, based on funded volume.

Xome
The Xome segment is a leading provider of technology and data-enhanced solutions to banks, non-banks, investment companies, and GSEs engaged in the origination, investment, and/or servicing of mortgage loans, as well as to home buyers, home sellers, real estate professionals, mortgage professionals, and real estate investors. Today our business is primarily generated through clients in the mortgage refinance and servicing sectors; however, we plan to grow non-default and non-refinance transactions through a variety of strategies and offerings tailored to the needs of clients outside these core segments.

Xome’s operations are comprised of three divisions: Exchange, Services and Data/Technology.

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

Services connects the major touch points of the real estate transactions process by providing title, escrow, collateral valuation and field services for purchase, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. In 2019, Services completed approximately 764,000 title and close orders, 724,000 collateral valuation orders and 142,000 property reports, for total Services completed orders of approximately 1,630,000. Total Services completed orders in 2018, on a combined basis, was approximately 1,073,000. Assurant Mortgage Solutions (“AMS”) drove significant growth in Xome’s third-party revenues to 52.5% in 2019 from 43.3% in 2018, on a combined basis.

Data/Technology contains a diversified set of businesses, including Xome Analytics (primarily multiple listing service (“MLS”) data and analytics). Xome Analytics provides aggregation, standardization and licensing for one of the nation’s largest set of MLS, public records and neighborhood demographic data.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 6

Competition
Our Servicing segment primarily competes against large financial institutions and non-bank servicers. The subservicing market in which we operate is also highly competitive and we face competition related to subservicing pricing and service delivery. Our competitive position is also dependent on our continued ability to demonstrate compliance with local, state, federal and investor regulations or requirements and to improve technology and processes while controlling our costs to maintain competitive pricing. Finally, we manage the risk of declining subservicing units due to payoffs by entering into new arrangements and executing our portfolio retention initiatives to grow our subservicing portfolio.

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

Employees
As of December 31, 2019, we had approximately 9,100 employees, none of which were subject to a collective bargaining agreement. We believe our future success will depend, in part, on our continuing ability to attract, hire and retain skilled and experienced personnel. During 2019, we were certified as a Great Place to Work.

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

7 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

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

A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to maintain or grow our originations volume and profitability;

•	our ability to recapture voluntary prepayments related to our existing servicing portfolio;

•	our shift in the mix of our servicing portfolio to subservicing, which is highly concentrated;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient liquidity and capital to operate our business;

•	changes in prevailing interest rates;

•	our ability to finance and recover costs of our reverse servicing operations;

•	our ability to successfully implement our strategic initiatives;

•	our ability to realize anticipated benefits of our previous acquisitions;

•	our ability to use net operating loss carryforwards and other tax attributes;

•	changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	Xome’s ability to compete in highly competitive markets;

•	our ability to pay down debt;

•	our ability to manage legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs;

•	our ability to prevent cyber intrusions and mitigate cyber risks; and

•	our ability to maintain our licenses and other regulatory approvals.

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, sections of this report for further information on these and other factors affecting our business.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 8

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
As of December 31, 2019, the aggregate principal amount of our unsecured senior notes was $2,398. Although we and our subsidiaries have substantial indebtedness, we believe we have the ability to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. These agreements generally restrict us and our restricted subsidiaries from incurring additional indebtedness; however, these restrictions are subject to important exceptions and qualifications. If we incur additional debt, the related risks could be magnified and could limit our financial and operating activities.

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

9 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 10

We use financial models that rely heavily on estimates in determining the fair value of certain assets and liabilities, such as MSRs and excess spread, and if our estimates or assumptions prove to be incorrect, it may affect our earnings.
We use internal financial models that utilize, wherever possible, market participant data to value certain of our assets, including our MSRs, and MSR financing liabilities, newly originated loans held for sale and for purposes of financial reporting. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. In determining value for MSRs we make certain assumptions, many of which are beyond our control, including, among other things:

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	cost to service the loans;

•	ancillary revenues; and

•	amounts of future servicing advances.

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

We may not realize all of the anticipated benefits of previous or potential acquisitions and dispositions.
Our ability to realize the anticipated benefits of previous or potential acquisitions, including the acquisition of assets, will depend, in part, on our ability to scale-up to appropriately service these assets and integrate the businesses of the acquired companies with our business.

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

The risks associated with disposition include, among other things:

•	difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner;

•	destabilization of the applicable operations;

•	loss of key personnel;

11 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

•	ability to obtain necessary governmental or regulatory approvals;

•	post-disposal disputes and indemnification obligations;

•	access by purchasers to certain of our systems and tools during transition periods;

•	the migration of data and separation of systems; and

•	data privacy matters.

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
As of December 31, 2012, we had U.S. federal NOLs of approximately $7.5 billion, of which approximately $6.0 billion was allocated to the portion of 2012 after the ownership change described below, that, if unused, will begin to expire in 2031. We believe that, as of December 31, 2019, we had federal NOLs of approximately $4.7 billion, of which $4.6 billion were not subject to limitation under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”). Our ability to utilize NOLs and other tax carry forwards to reduce taxable income in future years could be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carry forwards prior to their expiration and/or the Internal Revenue Service (“IRS”) challenges that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of Federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not challenge the use of all or any portion of the NOLs.  Although we have certain transfer restrictions in place under our Certificate of Incorporation, our Board could issue additional shares of stock or permit or effect future conversions, amendments or redemptions of our stock, which, depending on their magnitude, could result in ownership changes that would trigger the imposition of additional limitations on the utilization of our NOLs under Sections 382 and 383 of the Code. In an attempt to minimize the likelihood of an additional ownership change occurring, our Certificate of Incorporation contains transfer restrictions limiting the acquisition (and disposition) of our stock or any other instrument treated as stock for purposes of Section 382 by persons or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 owning (actually or constructively), or who would own as a result of the transaction, 4.75% of the total value of our stock (including any other interests treated as stock for purposes of Section 382). Nevertheless, it is possible that we could undergo an ownership change, either by events within or outside of the control of our Board, e.g., indirect changes in the ownership of persons owning 5% of our stock. Moreover, approximately 130,000 shares of our common stock are held in escrow in an account created for the benefit of holders of disputed equity interests in connection with WMIH’s emergence from bankruptcy. A subsequent release or transfer of the stock potentially could result in an ownership change at that time.  In the event of a subsequent ownership change, all or part of the NOLs from 2012 and subsequent years that were not previously subject to limitations under Section 382 could also become subject to an annual limitation. Section 384 may also apply in the event of an ownership change resulting from an acquisition, which would limit the utilization of our NOLs to only certain income or gains generated from assets owned subsequent to the acquisition.

The IRS could challenge the amount, timing and/or use of our NOL carry forwards.
The amount of our NOL carry forwards has not been audited or otherwise validated by the IRS. Among other things, the IRS could challenge whether an ownership change occurred with the Merger, as well as the amount, the timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all of our NOL carry forwards. In addition, calculating whether an ownership change has occurred within the meaning of Section 382 is subject to inherent uncertainty, both because of the complexity of applying Section 382 and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our utilizable NOL carry forwards could be changed as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities.

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 12

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

Correspondent Risk: With our acquisition of Pacific Union Financial LLC, we have increased our Correspondent Lending Channel whereby we purchase closed loans from Correspondent Lenders. The failure of these Correspondent Lenders to comply with any applicable laws, regulations and rules may subject us to monetary penalties or other losses. Although we have controls and procedures designed to assess areas of risk with respect to these acquired loans, including, without limitation, diligence regarding compliance with underwriting guidelines and applicable laws or regulations, we may not detect every violation of law by these Correspondent Lenders.

Any of the above could adversely affect our business, liquidity, financial condition and results of operations.

13 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Changes in the method of determining the London Inter-Bank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest income or expense.
On July 27, 2017, the United Kingdom Financial Conduct Authority, which oversees LIBOR, formally announced that it could not assure the continued existence of LIBOR in its current form beyond the end of 2021, and that an orderly transition process to one or more alternative benchmarks should begin. In June 2017, the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions organized by the Federal Reserve, announced that it had selected a modified version of the unpublished Broad Treasuries Financing Rate as the preferred alternative reference rate for U.S. dollar obligations. This rate, now referred to as the Secured Overnight Financing Rate (SOFR), is based on actual transactions in certain portions of overnight repurchase agreement markets for certain U.S. Treasury obligations, and was first published during the first half of 2018. It is unclear whether, or in what form, LIBOR will continue to exist after 2021. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate loans, deposits, obligations, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Additionally, whether or not SOFR attains market traction as a replacement to LIBOR remains in question and it remains uncertain at this time what the impact of a possible transition to SOFR may have on our business, financial result and operations.

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
Our servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the right to service additional pools of residential mortgages, enter into additional subservicing agreements or to originate additional mortgages. We have also shifted the mix of our servicing portfolio to a greater mix of subserviced loans. While we expect this strategy to have longer-term benefits, in the short-term, since subservicing revenues are earned on a fee per loan basis, this shift in our servicing portfolio to subservicing could reduce our revenue and earnings. In addition, we may not be able to maintain our pipeline of subservicing opportunities.

The Federal Housing Finance Agency (“FHFA”) could enact more stringent requirements on the GSEs, or other federal or state agencies may enact additional requirements that are more stringent regarding the purchase or sale of MSRs. Additionally, if we do not comply with our seller/servicer obligations, the investors may not consent to approve future transfers of MSRs.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 14

If we do not acquire MSRs or enter into additional subservicing agreements on terms favorable to us, our business, financial condition and results of operations could be adversely affected.

Some of the loans we service are higher risk loans, which are more expensive to service than conventional mortgage loans and may lead to liquidity challenges.
Some of the mortgage loans we service are higher risk loans, meaning that the loans are to less credit worthy borrowers, delinquent or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance and regulatory costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing higher risk loans to our servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, consent decrees or enforcement, could adversely affect our business, financial condition and results of operations. With our acquisition of Pacific Union, our portfolio of higher-risk loans guaranteed by Ginnie Mae has increased. In an adverse economic scenario where defaults rise rapidly and unexpectedly, we may have funding challenges since Ginnie Mae does not allow the separate utilization of advances as a form of collateral, and we may not be able to secure financing for advances on acceptable terms or at all. If we are unable to obtain these financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds.

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

We have sold to a joint venture capitalized by certain entities formed and managed by New Residential Investment Corp. (“New Residential”) and certain third-party investors the rights to mortgage servicing rights and servicer advances related to certain loan pools. In connection with these transactions, New Residential purchased the equity of wholly owned special purpose subsidiaries of Mr. Cooper Group that issued limited recourse funding to finance the advances. We continue to service these loans. In the event that New Residential receives requests for advances in excess of amounts that they or their co-investors are willing or able to fund, we are obligated to fund these advance requests. Since we have transferred the related advance facilities to New Residential, we may have to obtain other sources of financing which may not be available. Our inability to fund these advances could result in a termination event under the applicable servicing agreement, an event of default under the advance facilities and a breach of our purchase agreement with New Residential. Our inability to fund these advance requests could adversely affect our business, financial condition and results of operations.

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

15 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

We are subject to minimum financial eligibility requirements established by the Agencies. These minimum financial requirements, include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidly needed to service Agency mortgage loans and MBS and cover the associated financial obligations and risks. To meet these minimum financial requirements, we are required to maintain cash and cash equivalents in amounts that could impede us from growing our business and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth. Additionally, effective September 1, 2019, Ginnie Mae amended its MBS Guide to prescribe that issuers with secured debt to gross tangible asset ratios greater than 60%, as described in the MBS Guide, may, at Ginnie Mae’s sole discretion, be subject to additional financial and operational requirements prior to receiving approval for various transactions within the MBS program, including, but not limited to, requests for commitment authority and approval of Transfers of Issuer Responsibility. In addition, issuers with a Ginnie Mae single-family servicing portfolio that exceeds $75 billion in UPB will be required to obtain an external primary servicer rating and issuer credit ratings from two different rating agencies and receive a minimum rating of a B or its equivalent.

To the extent that these capital and liquidity requirements are not met, the applicable agency may suspend or terminate these agreements, which would prohibit us from further servicing these specific types of mortgage loans or being an approved servicer. If we are unable to meet these capital and liquidity requirements, this could adversely affect our business, financial condition and results of operations.

Subservicing: Our subservicing portfolio is highly concentrated with a small number of parties who may elect to transfer their subservicing relationship to other counterparties or may go out of business. As of December 31, 2019, 97% of our subservicing portfolio is with six counterparties. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing contracts with or without cause, with limited notice and with no termination fee upon a change of control. Entering into additional subservicing contracts will expose us to similar risks with new counterparties.

If our servicing rights or subservicing contracts are terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition and results of operations.
We service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.
The reverse mortgage business is subject to substantial risks, including market, interest rate, liquidity, operational, reputational and legal risks. Loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to maintain their property, fail to pay taxes or home insurance premiums, die or fail to occupy their property for 12 consecutive months. Higher than anticipated foreclosures could result in increased losses primarily related to operational deficiencies and transactional costs incurred as a result of REO sale. We use financial models that rely heavily on estimates to forecast loss exposure related to certain reverse mortgage assets and liabilities. These models are complex and use asset specific collateral data and market inputs for mortality, interest rates and prepayments. In addition, the models use investor and state required time lines for certain default related activities. Even if the general accuracy of our loss models is validated, loss estimates are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. If these assumptions or relationships prove to be inaccurate or if market conditions change, the actual loss experience could be higher than modeled. Additionally, we could become subject to negative reputational risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of elderly homeowners.

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 16

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
There are various legislative and Trump administration proposals which deal with GSE reform, including winding down the GSEs and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process. In September 2019, the Trump Administration’s Treasury Department released its report on mortgage finance reform that commits to move the GSEs out of conservatorship and shrink their role and that of any possible additional chartered guarantors in the overall housing finance market.
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

17 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Xome
Xome participates in highly competitive markets and pressure from existing and new companies could adversely affect Xome’s businesses.
The markets for Xome’s services are very competitive, and Xome’s success depends on its ability to continue to attract additional customers, consumers and real estate professionals to its offerings including exchange, services, and data/technology. Any of Xome’s future or existing competitors may introduce different products that provide solutions similar to our own but with either better user interfaces, branding and marketing resources, or at a lower price. In addition, the time and expense associated with switching from Xome’s competitors’ services and technologies to ours, and the reluctance of loan servicers or originators to add new vendors in light of declining revenues or economics in their sectors may limit Xome’s growth. If we are unable to continue to innovate and grow our market share or the number of end-users of Xome’s offerings, we may not remain competitive or may face downward pricing pressures, and our business and financial performance could suffer. Furthermore, in the Business to Business area, Xome may not be able to attract and retain clients who view themselves as Mr. Cooper’s competitors due to perceived conflict of interest concerns.

Xome may be accused of infringing intellectual property rights of third parties.
Third parties may assert claims against Xome, asserting that Xome’s content, website processes or software applications infringe their intellectual property rights. For example, Xome recently settled a proceeding where the plaintiff alleged that Xome misappropriated plaintiff’s intellectual property for the purpose of replicating plaintiff’s products. If any infringement claim is successful, Xome may be required to pay substantial damages, obtain a license from the third party or be prohibited from using content that incorporates the challenged intellectual property, which could materially and adversely affect our business, liquidity, financial position and results of operations.

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
Xome provides services to us which could create, appear to create or be alleged to create conflicts of interest. By obtaining services from a subsidiary, there is risk of possible claims of collusion or claims that such services are not provided by Xome upon market terms. We have adopted policies, procedures and practices that are designed to identify and address conflicts of interest. In addition, we undertake practices to identify and deal with potential conflicts. Further, we have engaged an independent third party to conduct a pricing study in an attempt to ensure that the fees charged are customary and reasonable. However, there can be no assurance that such measures will be effective in eliminating all conflicts of interest or that third parties will refrain from making such allegations. Appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation, which is one of our most important assets, could be damaged and the willingness of counterparties to enter into transactions with us may be affected if we fail, or appear to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 18

Strategic
We may not be successful in implementing certain strategic initiatives.
Certain strategic initiatives, which are designed to improve our results of operations and drive long-term stockholder value, include:

•
strengthen our balance sheet by building capital and liquidity, reducing leverage, taking advantage of market conditions to refinance existing senior notes, and implementing derivative hedging strategies;

•
drive stronger profitability through a variety of efficiency initiatives, including ongoing improvement in unit cost economics in servicing, originations, and Xome, as well as finalizing our Project Titan servicing transformation initiative and identifying and realizing other opportunities for cost savings throughout the organization;

•
improve results at Xome by winning new third-party customers and gaining wallet share with existing customers by cross-selling multiple services and by delivering strong performance and excellent customer service;

•	continue to focus on improving the customer experience in all of our segments, as well as sustaining the culture and talent of our workforce; and

•	maintain strong relationships with agencies, investors, regulators, and other constituencies and a strong reputation for compliance and customer service.

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

19 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

While we have implemented policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions, whether external or internal, will not occur or, if they do occur, that they will be adequately addressed. A successful penetration or circumvention of the security of our or our vendors’ systems or a defect in the integrity of our or our vendors’ systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations. This risk is enhanced in certain jurisdictions with stringent data privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect in January, provides new data privacy rights for consumers and new operational requirements for us. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Several other states have enacted or are considering similar legislation. Additionally, while we have obtained insurance to cover us against certain cybersecurity risks and information theft, there can be no guarantee that all losses will be covered or that the insurance limits will be sufficient to cover such losses.

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

We and our vendors have operations in India that could be adversely affected by changes in political or economic stability or by government policies.
We currently have operations located in India, which is subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. If we or our vendors had to curtail or cease operations in these countries and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as The Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 20

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

Regulatory and Legal Risks

We operate within a highly regulated industry on federal, state and local levels and our business results are significantly impacted by the laws and regulations to which we are subject, as well as scrutiny from governmental or regulatory agencies.
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

21 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Regulatory requirements or changes to existing requirements that the Consumer Financial Protections Bureau (“CFPB”) or other federal or state agencies, including HUD and the FCC, may promulgate could require changes in our business, result in increased compliance and operational costs and impair the profitability of such business. For example, Regulation C of the Home Mortgage Disclosure Act (“HMDA”) requires us to collect and report certain mortgage data for every loan application. These requirements for gathering and submitting large amounts of data regarding loan applications to regulators and the public is complex. Thus, any inadvertent errors in our gathering or reporting the data could result in fines or penalties being levied by the CFPB or other regulators against us. In addition, the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), could be expanded and we could be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. The cumulative effect of these changes could result in a material impact on our earnings. The implementation of the originations and servicing rules by the CFPB and the CFPB’s continuing examinations of our business, including Xome, could increase our regulatory compliance burden and associated costs and place restrictions on our operations, which could in turn adversely affect our business, financial condition and results of operations.

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 22

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

We continue to progress towards resolution of certain legacy regulatory matters involving examination findings in prior years for alleged violations of certain laws related to our business practices. We have been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigation. We are continuing to cooperate with all parties. In connection with these discussions, the Company previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of December 31, 2019. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

23 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 24

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

25 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Affiliates of KKR own a substantial amount of equity interests in us, and have other substantial interests in us and agreements with us, and may have conflicts of interest with us or the other holders of our capital stock.
As of February 14, 2020, affiliates of KKR held shares of our stock representing approximately 17% of our voting power on an as-converted basis. Affiliates of KKR are parties to the Investment Agreement and the Investor Rights Agreement. As a result, affiliates of KKR may have substantial influence over our decisions to enter into any corporate transaction, including with respect to any acquisition, and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether other holders of our capital stock believe that any such transactions are in their own best interests. KKR will not provide oversight of or have control over or be involved with the investment activities or other operations of the Company.

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
The market price of our common stock could decrease, and you may not be able to resell your shares at or above the price at which your shares were acquired. Those fluctuations could be based on various factors, including:

•	our operating performance and the performance of our competitors and fluctuations in our operating results;

•	macro-economic trends, including changes in interest rates and economic growth and unemployment;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

•	global, national or local economic, legal and regulatory factors unrelated to our performance;

•	announcements of negative news by us or our competitors, such as announcements of poorer than expected results of operations, data breaches or significant litigation;

•	actual or anticipated variations in our or our competitors’ operating results, and our or our competitors’ growth rates;

•	failure by us or our competitors to meet analysts’ projections or guidance we or our competitors may give the market;

•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the departure of key personnel;

•	the number of shares publicly traded;

•	the converted Series B preferred stockholders selling their shares; and

•	other developments affecting us, our industry or our competitors.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 26

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease and maintain our principal executive office in one building totaling approximately 176,000 square feet in Coppell, Texas. Our business operations and support offices are in leased facilities in various other locations in the United States, including Texas, Arizona, California, Pennsylvania, Nebraska and Colorado, as well as locations in India. We believe that our facilities are adequate for our current requirements and are being appropriately utilized. We periodically review our space requirements, and we believe we will be able to acquire new space and facilities as and when needed on reasonable terms. We also look to consolidate and dispose of facilities we no longer need, as and when appropriate.

27 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

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

For example, we continue to progress towards resolution of certain legacy regulatory matters involving examination findings in prior years for alleged violations of certain laws related to our business practices. We have been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigations. We are continuing to cooperate with all parties. In connection with these discussions, we previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of December 31, 2019. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations.

Further, on April 24, 2018, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against us, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The CFPB may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations. We have not recorded an accrual related to this matter as of December 31, 2019 as we do not believe that the possible loss or range of loss arising from any such action is estimable. We are continuing to cooperate with the CFPB.

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 28

Item 4. Mine Safety Disclosures

Not applicable.

29 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders
Our common stock has been traded on the Nasdaq Stock Market under the ticker symbol “COOP” since October 10, 2018. From September 28, 2015 until October 9, 2018, WMIH’s common stock had traded under the ticker symbol “WMIH”.

As of February 21, 2020, there were 2,747 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities
We did not make any repurchases of our shares during the fourth quarter of 2019.

Performance Graph
The following graph shows a comparison of the cumulative total stockholder return for our common stock, as adjusted for the 1-for-12 reverse stock split that occurred in October 2018, and the S&P 500 Index from December 31, 2014 through December 31, 2019. In addition, the following graph shows the cumulative returns of an index of two peer companies selected by us for the period from December 31, 2014 through December 31, 2017 and the S&P SmallCap 600 Financials Index for the period from January 1, 2018 through December 31, 2019. The peer group is comprised of the following companies: MGIC Investment Corporation and Radian Group Inc. We changed to the S&P SmallCap 600 Financials Index for the period from January 1, 2018 through December 31, 2019 because our business significantly changed upon the completion of the Merger with Nationstar on July 31, 2018. This data assumes an investment of $100 on December 31, 2014.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 30

Comparative results for Mr. Cooper (formerly WMIH) common stock, the S&P 500 Index, the peer group (from 2014 through 2017) and the S&P SmallCap 600 Financials Index (from 2018 through 2019) are presented below:

	December 31,
	2014	2015	2016	2017	2018	2019
Mr. Cooper (formerly WMIH)	$100	$126	$76	$41	$47	$51
S&P 500 Index	100	99	109	130	122	157
Peer Group (2014 through 2017) and S&P Small Cap 600 Financials Index (2018 through 2019)	100	85	108	133	127	153

Item 6. Selected Financial Data
The table below presents, as of and for the dates indicated, our selected historical consolidated financial information. Note that the selected consolidated statement of operations data for the Successor’s year ended December 31, 2019 and five months ended December 31, 2018, and the Predecessor’s seven months ended July 31, 2018 and year ended December 31, 2017, and the Successor’s selected consolidated balance sheet data at December 31, 2019 and December 31, 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The Predecessor’s selected consolidated statement of operations data and other financial data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data at December 31, 2017, 2016 and 2015 have been derived from the Predecessor’s audited consolidated financial statements that are not included in this Annual Report. The Successor’s and Predecessor’s historical results are not necessarily indicative of future performance or results of operations. The following financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

	Successor		Predecessor
	As of December 31,		As of December 31,
	2019(1)	2018	2017	2016	2015
Consolidated Balance Sheet Data: (amounts in millions)
Cash and cash equivalents	$329	$242	$215	$489	$613
Mortgage servicing rights	3,502	3,676	2,941	3,166	3,367
Advances and other receivables, net	988	1,194	1,706	1,749	2,412
Reverse mortgage interests, net	6,279	7,934	9,984	11,033	7,514
Mortgage loans held for sale	4,077	1,631	1,891	1,788	1,430
Total assets(2)	18,305	16,973	18,036	19,593	16,617
Unsecured senior notes, net	2,366	2,459	1,874	1,990	2,026
Advance facilities, net	422	595	855	1,096	1,640
Warehouse facilities, net	4,575	2,349	3,285	2,421	1,890
Other nonrecourse debt, net	5,286	6,795	8,014	9,631	6,666
Total liabilities(2)	16,074	15,028	16,314	17,910	14,850
Total stockholders’ equity(2)	2,231	1,945	1,722	1,683	1,767

31 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

	Successor		Predecessor
	Year Ended December 31, 2019(1)	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Consolidated Statement of Operations and Comprehensive Income Data: (amounts in millions, except for earnings per share data)
Total revenues	$2,007	$594	$1,196	$1,650	$1,915	$1,989
Total expenses	1,851	707	945	1,475	1,644	1,688
Total other income (expenses), net	(159)	(24)	(49)	(131)	(242)	(247)
(Loss) income before income tax (benefit) expense	(3)	(137)	202	44	29	54
Less: Income tax (benefit) expense	(273)	(1,021)	48	13	13	11
Net income	270	884	154	31	16	43
Less: Net (loss) income attributable to non-controlling interests	(4)	—	—	1	(3)	4
Net income attributable to Successor/Predecessor	274	884	154	30	19	39
Less: Undistributed earnings attributable to participating stockholders	2	8	—	—	—	—
Net income attributable to common stockholders	272	876	154	30	19	39
Earnings per share data:
Basic	$2.99	$9.65	$1.57	$0.31	$0.19	$0.38
Diluted	$2.95	$9.54	$1.55	$0.30	$0.19	$0.37

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$702	$1,251	$2,294	$1,359	$972	$398
Investing activities	(338)	(250)	(162)	(6)	(3,738)	(5,567)
Financing activities	(313)	(2,063)	(2,111)	(1,655)	2,698	5,483

(1)	Includes the impact of the acquisition of Pacific Union Financial, LLC. See Note 3, Acquisitions, in the notes to consolidated financial statements for further details.

(2)
Includes impact of the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) on January 1, 2019. See Note 1, Nature of Business and Basis of Presentation, and Note 9, Leases, in the notes to consolidated financial statements for further details.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 32

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

The below presentation discusses the results of the operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. The financial results for the year ended December 31, 2019 and five months ended December 31, 2018 reflect the results of the Successor. With respect to the year ended December 31, 2018, we have separately provided the financial results of the Predecessor for the seven months ended July 31, 2018, and the financial results of the Successor for the five months ended December 31, 2018, which, in each case, are presented under GAAP.

The below presentation also includes a “Combined” column that combines the Predecessor and Successor results referenced above with respect to the year ended December 31, 2018. Although the separate financial results of the Predecessor and Successor for the seven months ended July 31, 2018 and the five months ended December 31, 2018 are presented under GAAP, the results reported in the “Combined” column reflect non-GAAP financial measures, as a different basis of accounting was used with respect to the financial results for the Predecessor as compared to the financial results of the Successor. We have not provided a reconciliation of the financial metrics reflected under the “Combined” column as such reconciliation cannot be provided without unreasonable effort as a result of this accounting variance.

We believe that non-GAAP financial measures should be considered in addition to, and not a substitute for, financial information prepared in accordance with GAAP. We present non-GAAP financial measures in reporting its financial results to provide additional and supplemental disclosure to evaluate operating results. In particular, we believe that providing this “Combined” information is useful as a supplement to our standard GAAP financial presentation as it significantly enhances the period-over-period comparability of our financial results. In addition, our management uses this “Combined” presentation to evaluate our ongoing operations and for internal planning and forecasting purposes.

For a discussion of results of operations for the year ended December 31, 2018, on a combined basis, compared to the year ended December 31, 2017 (the Predecessor), please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

We are a leading servicer and originator of residential mortgage loans, and a provider of real estate services through our Xome subsidiary. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $643 billion as of December 31, 2019. We believe this track record reflects our strong operating capabilities, which include a proprietary low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

33 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Our strategy to position the Company for continued, sustainable long-term growth includes initiatives to improve profitability and strengthen the balance sheet. Key strategic initiatives include the following:

•
Strengthen our balance sheet by building capital and liquidity, reducing leverage, taking advantage of market conditions to refinance existing senior notes, and implementing derivative hedging strategies;

•
Drive stronger profitability through a variety of efficiency initiatives, including ongoing improvement in unit cost economics in Servicing, Originations, and Xome, as well as finalizing our Project Titan servicing transformation initiative and identifying and realizing other opportunities for cost savings throughout the organization;

•
Improve results at Xome by winning new third-party customers and gaining wallet share with existing customers by cross-selling multiple services and by delivering strong performance and excellent customer service;

•	Continue to focus on improving the customer experience in all of our segments, as well as sustaining the culture and talent of our workforce; and

•	Maintain strong relationships with agencies, investors, regulators, and other constituencies and a strong reputation for compliance and customer service.

Results of Operations

Table 1. Consolidated Operations

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Revenues - operational	$2,512	$758	$1,000	$1,758	$754	43%
Revenues - Mark-to-market	(505)	(164)	196	32	(537)	(1,678)%
Total revenues	2,007	594	1,196	1,790	217	12%
Total expenses	1,851	707	945	1,652	199	12%
Total other income (expenses), net	(159)	(24)	(49)	(73)	(86)	118%
(Loss) income before income tax (benefit) expense	(3)	(137)	202	65	(68)	(105)%
Less: Income tax (benefit) expense	(273)	(1,021)	48	(973)	700	(72)%
Net income	270	884	154	1,038	(768)	(74)%
Less: Net loss attributable to non-controlling interests	(4)	—	—	—	(4)	(100)%
Net income attributable to Successor/Predecessor	$274	$884	$154	$1,038	$(764)	(74)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Net income decreased for the year ended December 31, 2019 compared to the same period in 2018, on a combined basis. Net income was higher in 2018, on a combined basis, primarily due to $973 income tax benefit recognized compared to $273 income tax benefit recognized in 2019. In addition, mark-to-market (“MTM”) revenues decreased due to a negative MTM of $505 in 2019, primarily driven by declining interest rates, compared to a positive MTM of $32 in 2018, on a combined basis. Operational revenues and total expenses increased for the year ended December 31, 2019 compared to the same period in 2018, on a combined basis, largely due to growth in originations volume driven by declining interest rates and incremental volumes made available with the acquisition of Pacific Union and related origination channels. In addition, in February 2019, we acquired Seterus mortgage servicing platform and assumed certain assets related thereto from IBM (“Seterus acquisition”) for a total purchase price of $8, which also contributed to the increase in operational revenue and total expenses.

Total other income (expenses), net, increased for the year ended December 31, 2019 compared to the same period in 2018, on a combined basis. The increase was primarily due to an increase in interest expense in our Corporate/Other segment in 2019 as a result of a higher debt balance and higher interest rates under the new unsecured senior notes that were issued in July 2018 to fund the Merger with Nationstar.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 34

Table 2. Provision for Income Taxes

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Income tax (benefit) expense	$(273)	$(1,021)	$48	$(973)	$700	(72)%

Effective tax rate(2)	7718.8%	742.4%	23.8%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Effective tax rate is calculated using whole numbers.

Income tax benefit decreased for the year ended December 31, 2019 as compared to the same period in 2018, on a combined basis, primarily driven by a decrease in the release of the valuation allowance associated with the pre-Merger net operating loss (“NOL”) carryforwards, as well as state adjustments and permanent differences. The release of the valuation allowance decreased from $990 for the five months ended December 31, 2018 to $285 for the year ended December 31, 2019. The effective tax rate for the year ended December 31, 2019 was 7718.8% as compared to the effective tax rate of 742.4% and 23.8% for the five months ended December 31, 2018 and the seven months ended July 31, 2018, respectively. The increase in the effective tax rate in 2019 as compared to the five months ended December 31, 2018 resulted from adjustments having a relatively higher impact on the effective tax rate due to a significantly lower loss before income tax benefit of $3 in 2019 as compared to loss before income tax benefit of $137 in the five months ended December 31, 2018. The relative impact of adjustments to the effective tax rate will significantly increase as the income (loss) before income tax expense (benefit) approaches zero.

Segment Results

We have four reportable segments: Servicing, Originations, Xome, and Corporate/Other.

•
The Servicing segment performs operational activities on behalf of investors or owners of the underlying mortgages, including collecting and disbursing borrower payments, investor reporting, customer service, modifying loans where appropriate to help borrowers stay current, and, when necessary, performing collections, foreclosures, and the sale of REO.

•
The Originations segment originates residential mortgage loans through our direct-to-consumer channel, which provides refinance options for our existing customers, and through our correspondent and wholesale channels, which purchase or originate loans from mortgage bankers and brokers.

•
The Xome segment provides a variety of real estate services to mortgage originators, mortgage and real estate investors, and mortgage servicers, including valuation, title, and field services, and operates an exchange which facilitates the sale of foreclosed properties.

•
The Corporate/Other segment represents unallocated overhead expenses, including the costs of executive management and other corporate functions that are not directly attributable to our operating segments, our senior unsecured notes, and the results of a legacy mortgage investment portfolio, which consists of non-prime and non-conforming residential mortgage loans that were transferred to a securitization trust (“Trust 2009-A”) in 2009. We collapsed Trust 2009-A and executed the sale of the loans held in the trust in September 2019.

35 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Table 3. Segment Results

	Successor
	Year Ended December 31, 2019
	Servicing	Originations	Xome	Elimination	Total Operating Segments	Corporate/ Other	Consolidated
Revenues
Service related, net	$408	$80	$422	$(3)	$907	$2	$909
Net gain on mortgage loans held for sale	124	963	—	—	1,087	11	1,098
Total revenues	532	1,043	422	(3)	1,994	13	2,007
Total expenses	690	568	398	(3)	1,653	198	1,851
Other income (expenses), net:
Interest income	500	98	—	—	598	7	605
Interest expense	(469)	(98)	—	—	(567)	(212)	(779)
Other income (expenses), net	4	4	14	—	22	(7)	15
Total other income (expenses), net	35	4	14	—	53	(212)	(159)
Income (loss) before income tax expense (benefit)	$(123)	$479	$38	$—	$394	$(397)	$(3)

	Successor
	Five Months Ended December 31, 2018
	Servicing	Originations	Xome	Elimination	Total Operating Segments	Corporate/ Other	Consolidated
Revenues
Service related, net	$217	$24	$177	$—	$418	$—	$418
Net gain on mortgage loans held for sale	19	157	—	—	176	—	176
Total revenues	236	181	177	—	594	—	594
Total expenses	303	155	178	—	636	71	707
Other income (expenses), net:
Interest income	222	27	—	—	249	7	256
Interest expense	(173)	(26)	(1)	—	(200)	(93)	(293)
Other income, net	6	5	1	—	12	1	13
Total other income (expenses), net	55	6	—	—	61	(85)	(24)
Income (loss) before income tax expense (benefit)	$(12)	$32	$(1)	$—	$19	$(156)	$(137)

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 36

	Predecessor
	Seven Months Ended July 31, 2018
	Servicing(1)	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/ Other	Consolidated
Revenues
Service related, net	$740	$36	$149	$(25)	$900	$1	$901
Net gain on mortgage loans held for sale	—	270	—	25	295	—	295
Total revenues	740	306	149	—	1,195	1	1,196
Total expenses	474	245	123	—	842	103	945
Other income (expenses), net:
Interest income	288	38	—	—	326	7	333
Interest expense	(268)	(37)	—	—	(305)	(83)	(388)
Other (expenses) income, net	(1)	—	9	—	8	(2)	6
Total other income (expenses), net	19	1	9	—	29	(78)	(49)
Income (loss) before income tax expense (benefit)	$285	$62	$35	$—	$382	$(180)	$202

(1)
For the Predecessor’s Servicing segment results purposes, all revenues are attributable to servicing the portfolio. Therefore, $25 of net gain on mortgage loans was moved to revenues - service related, net during the seven months ended July 31, 2018. For consolidated results purposes, these amounts were reclassed to net gain on mortgage loans held for sale.

Servicing Segment

The Servicing segment’s strategy is to generate income by growing the portfolio and maximizing the servicing margin. We believe several competitive strengths have been critical to our long-term growth as a servicer, including our low-cost platform, our expertise in mitigating losses for investors, our commitment to strong customer service and regulatory compliance, our history of successfully boarding new loans, and the ability to retain existing customers by offering attractive refinance options. We believe that our operational capabilities are reflected in strong servicer ratings.

Table 4. Servicer Ratings

Successor
	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	January 2020	May 2019	May 2019

Residential	RPS2-	Not Rated	Above Average
Master Servicer	RMS2+	SQ2	Above Average
Special Servicer	RSS2-	Not Rated	Above Average
Subprime Servicer	RPS2-	Not Rated	Above Average

(1)	Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)

(2)	Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)

(3)	S&P’s Rating Scale of Strong to Weak

37 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Servicing Portfolio Composition

As of December 31, 2019, the unpaid principal balance in our servicing portfolio consisted of approximately $621 billion in forward loans, of which $324 billion was subservicing, and $23 billion in reverse mortgage loans.

•	The term “forward” refers to loans we service which are not “reverse mortgage loans,” as discussed below.

•
Our subservicing portfolio consists of loans where we perform the servicing responsibilities for a contractual fee, but do not own the servicing rights and therefore do not record an MSR on balance sheet.

•
Reverse mortgage loans, most commonly HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower’s home. We have acquired our reverse mortgages in prior years through several transitions and it is now in run-off mode. For a significant portion of our reverse mortgages, we record MSRs on balance sheet, similar to the accounting for forward mortgages, except in cases where the costs of servicing are expected to exceed revenues, in which case a Mortgage Servicing Liability (“MSL”) is created. Additionally, due to program requirements, we consolidate certain reverse mortgages on our balance sheet and accrue interest income and expense.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 38

The charts below set forth the portfolio mix between serviced, subserviced and reverse mortgage loans, and the composition of our servicing portfolio ending UPB by investor group as of December 31, 2019 and 2018.

Servicing Portfolio by Investor Group
$700,000
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$-
$547,782
24.2%
14.4%
61.4%
$643,490
30.0%
10.4%
59.6%
12/31/2018
(Successor)
12/31/2019
(Successor)
GSE
Private label servicing
Ginnie Mae

39 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The following tables set forth the results of operations from the Servicing segment:

Table 5. Servicing Segment Results of Operations

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Revenues
Operational	$1,273	$464	$656	$1,120	$153	14%
Amortization	(236)	(64)	(112)	(176)	(60)	34%
Mark-to-market	(505)	(164)	196	32	(537)	(1,678)%
Total revenues	532	236	740	976	(444)	(45)%
Total expenses	690	303	474	777	(87)	(11)%
Total other income (expenses), net	35	55	19	74	(39)	(53)%
(Loss) income before income tax (benefit) expense	$(123)	$(12)	$285	$273	$(396)	(145)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

For the year ended December 31, 2019, we incurred a loss before income tax benefit of $123 compared to an income before income tax expense of $273 for the same period in 2018, on a combined basis. The change in (loss) income before income tax (benefit) expense was primarily due to a decrease in total revenues, partially offset by a decrease in total expenses. Total revenues decreased primarily as a result of negative mark-to-market revenues in 2019 compared to positive mark-to-market revenues in 2018, on a combined basis, partially offset by an increase in operational revenues. In addition, total other income (expenses), net decreased for the year ended December 31, 2019 compared to the same period in 2018, on a combined basis. Refer to Table 10. Servicing - Revenues, Table 11. Servicing - Expenses, and Table 12. Servicing - Other Income (Expenses), Net, for further discussions on the changes in total revenues, total expenses and total other income (expenses), net, respectively.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 40

Table 6. Servicing Portfolio - Unpaid Principal Balances

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Average UPB
Forward MSRs - fair value	$311,601	$282,806	$279,520
Subservicing and other(1)	283,743	203,341	187,407
Reverse loans - amortized cost	25,270	29,837	33,380
Total average UPB	$620,614	$515,984	$500,307

		Successor
		December 31, 2019	December 31, 2018
Ending UPB
Forward MSRs - fair value
Agency		$240,688	$229,108
Non-agency		56,094	66,373
Total MSRs - fair value		296,782	295,481

Subservicing and other(1)
Agency		308,532	208,607
Non-agency		15,451	15,279
Total subservicing and other		323,983	223,886

Reverse loans - amortized cost
MSR		2,508	3,940
MSL		13,994	16,538
Securitized loans		6,223	7,937
Total reverse portfolio serviced		22,725	28,415
Total ending UPB		$643,490	$547,782

(1)
Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.

41 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The following table provides a rollforward of our forward servicing and subservicing portfolio UPB:

Table 7. Forward Servicing and Subservicing Portfolio UPB Rollforward

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Balance - beginning of period	$519,367	$465,819	$473,256
Additions:
Originations	39,355	8,936	12,327
Acquisitions	210,638	82,559	25,987
Deductions:
Dispositions	(35,004)	(10,140)	(1,877)
Principal reductions and other	(21,792)	(7,837)	(11,240)
Voluntary reductions(1)	(87,683)	(18,131)	(29,172)
Involuntary reductions(2)	(3,816)	(1,689)	(3,241)
Net changes in loans serviced by others	(300)	(150)	(221)
Balance - end of period	$620,765	$519,367	$465,819

(1)	Voluntary reductions are related to loan payoffs by customers.

(2)	Involuntary reductions refer to loan chargeoffs.

During the year ended December 31, 2019, our forward servicing and subservicing portfolio UPB increased when compared to 2018, primarily due to increased boarding of loans generated from the acquisitions of Pacific Union and Seterus, and the portfolio growth from our subservicing clients. The increase in dispositions was primarily due to various MSR sales.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio:

Table 8. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)

	Successor
	December 31, 2019	December 31, 2018
Loan count	3,588,162	3,133,784
Average loan amount(2)	$172,980	$165,748
Average coupon - credit sensitive(3)	4.7%	4.9%
Average coupon - interest sensitive(3)	4.3%	4.2%
60+ delinquent (% of loans)(4)	2.0%	2.2%
90+ delinquent (% of loans)(4)	1.7%	1.9%
120+ delinquent (% of loans)(4)	1.5%	1.7%
Total prepayment speed (12-month constant prepayment rate)	14.7%	9.1%

(1)	Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.

(2)	Average loan amount is presented in whole dollar amounts.

(3)	The weighted average coupon amounts for our credit and interest sensitive pools presented in the table above are only reflective of our owned forward MSR portfolio that is reported at fair value.

(4)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. We continued to experience low delinquency rates during the year ended December 31, 2019, which preserves the value of our MSRs.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 42

Table 9. Forward Loan Modifications and Workout Units

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Combined(1)	Amount Change	% Change
HAMP modifications	11	5	38	43	(32)	(74)%
Non-HAMP modifications	20,683	13,120	16,828	29,948	(9,265)	(31)%
Workouts	19,669	7,066	22,700	29,766	(10,097)	(34)%
Total modification and workout units	40,363	20,191	39,566	59,757	(19,394)	(32)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Total modifications and workouts during the year ended December 31, 2019 decreased compared to the same period in 2018, on a combined basis, primarily due to lower delinquency rates and lower disaster-related (hurricanes and wildfires) loss mitigation activity.

43 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The following table provides the composition of revenues for the Servicing segment:

Table 10. Servicing - Revenues

	Successor				Predecessor
	Year Ended December 31, 2019		Five Months Ended December 31, 2018		Seven Months Ended July 31, 2018		Combined(1)		$ Change		% Change
	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)
Forward MSR Operational Revenue
Base servicing fees	$999	16	$367	17	$501	17	$868	17	$131	(1)	15%	(6)%
Modification fees(3)	17	—	8	—	21	1	29	1	(12)	(1)	(41)%	(100)%
Incentive fees(3)	15	—	5	—	13	—	18	—	(3)	—	(17)%	—%
Late payment fees(3)	84	2	29	2	45	2	74	2	10	—	14%	—%
Other ancillary revenues(3)	172	3	40	2	63	2	103	2	69	1	67%	50%
Total forward MSR operational revenue	1,287	21	449	21	643	22	1,092	22	195	(1)	18%	(5)%
Base subservicing fees and other subservicing revenue(3)	239	4	67	3	87	2	154	3	85	1	55%	33%
Reverse servicing fees	31	—	16	1	37	1	53	1	(22)	(1)	(42)%	(100)%
Total servicing fee revenue	1,557	25	532	25	767	25	1,299	26	258	(1)	20%	(4)%
MSR financing liability costs	(41)	—	(20)	(1)	(33)	(1)	(53)	(1)	12	1	(23)%	100%
Excess spread costs - principal	(243)	(4)	(48)	(2)	(78)	(3)	(126)	(2)	(117)	(2)	93%	100%
Total operational revenue	1,273	21	464	22	656	21	1,120	23	153	(2)	14%	(9)%
Amortization, net of accretion
Forward MSR amortization	(527)	(9)	(128)	(6)	(190)	(7)	(318)	(6)	(209)	(3)	66%	50%
Excess spread accretion	243	4	53	2	78	3	131	3	112	1	85%	33%
Reverse MSL accretion(4)	47	1	15	1	—	—	15	—	32	1	213%	100%
Reverse MSR amortization	1	—	(4)	—	—	—	(4)	—	5	—	(125)%	—%
Total amortization, net of accretion	(236)	(4)	(64)	(3)	(112)	(4)	(176)	(3)	(60)	(1)	34%	33%
Mark-to-Market Adjustments
MSR MTM(5)	(669)	(11)	(153)	(7)	295	10	142	3	(811)	(14)	(571)%	(467)%
Excess spread / financing MTM	164	3	(11)	(1)	(99)	(3)	(110)	(2)	274	5	(249)%	(250)%
Total MTM adjustments	(505)	(8)	(164)	(8)	196	7	32	1	(537)	(9)	(1,678)%	(900)%
Total revenues - Servicing	$532	9	$236	11	$740	24	$976	21	$(444)	(12)	(45)%	(57)%
Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 44

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Calculated basis points (“bps”) are as follows: Annual $ amount/Total Average UPB X 10000.

(3)	Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.

(4)	The Predecessor recorded MSL accretion within reverse servicing fees, whereas the Successor has elected to record MSL accretion within Amortization, net of accretion.

(5)
The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $62 and $25 for the year ended December 31, 2019 and five months ended December 31, 2018, respectively. The impact of negative modeled cash flows for the Predecessor was $38 for the seven months ended July 31, 2018.

Forward - Due to the increase of the forward MSR portfolio’s UPB, base servicing fee revenue increased for the year ended December 31, 2019 as compared to the same period in 2018, on a combined basis. The improvement in delinquency rates in 2019 contributed to the decrease in modification fees. Other ancillary revenues increased primarily due to the gain on sale from the securitization of reperforming GNMA loans and the collapse of Trust 2009-A.

Forward MSR amortization increased for the year ended December 31, 2019 as compared to the same period in 2018, on a combined basis, primarily due to the increase in the average forward MSR UPB and higher prepayments driven by the lower interest rate environment.

Total MTM adjustments were negative in the year ended December 31, 2019 as compared to positive MTM adjustments in the same period in 2018, on a combined basis, primarily due to the declining interest rate environment during 2019.

Subservicing - Subservicing fees increased for the year ended December 31, 2019 as compared to the same period in 2018, on a combined basis, due to significant growth in the subservicing portfolio UPB.

Reverse - Reverse servicing fees for the year ended December 31, 2019 decreased as compared to the same period in 2018, on a combined basis, primarily due to the decline in the reverse mortgage portfolio. In addition, the Predecessor recorded MSL accretion within reverse servicing fees, whereas the Successor has elected to record MSL accretion within Amortization, net of accretion.

45 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The table below summarizes expenses for the Servicing segment:

Table 11. Servicing - Expenses

	Successor				Predecessor
	Year Ended December 31, 2019		Five Months Ended December 31, 2018		Seven Months Ended July 31, 2018		Combined(1)		Change		% Change
	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)
Salaries, wages and benefits	$346	5	$131	6	$175	6	$306	6	$40	(1)	13%	(17)%
General and administrative
Servicing support fees	121	2	59	3	71	2	130	3	(9)	(1)	(7)%	(33)%
Corporate and other general and administrative expenses	162	3	66	3	80	3	146	3	16	—	11%	—%
Foreclosure and other liquidation related expenses	42	1	38	2	133	4	171	3	(129)	(2)	(75)%	(67)%
Depreciation and amortization	19	—	9	—	15	—	24	—	(5)	—	(21)%	—%
Total general and administrative expenses	344	6	172	8	299	9	471	9	(127)	(3)	(27)%	(33)%
Total expenses - Servicing	$690	11	$303	14	$474	15	$777	15	$(87)	(4)	(11)%	(27)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Calculated basis points (“bps”) are as follows: Annual $ amount/Total Average UPB X 10000.

Total expenses decreased during the year ended December 31, 2019 compared to the same period in 2018, on a combined basis, primarily due to a decrease in foreclosure and other liquidation related expenses, partially offset by increased salaries, wages and benefits expense and corporate and other general and administrative expenses. Foreclosure and other liquidation related expenses were higher in 2018, on a combined basis, as a result of a refined modeling method driven by a change in estimate recorded in connection with the Merger and associated with the refinement of loss expectations on the FNMA reverse mortgage portfolio, which led to increased reserves. The increase in salaries, wages and benefits is primarily due to the expansion of the servicing portfolio and an increase in headcount largely driven by the Pacific Union and Seterus acquisitions. The increase in corporate and other general and administrative expenses was primarily a result of higher expenses related to our Project Titan, which is expected to increase operational efficiencies and enhance overall customer experience.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 46

The table below summarizes other income (expenses), net for the Servicing segment:

Table 12. Servicing - Other Income (Expenses), Net

	Successor				Predecessor
	Year Ended December 31, 2019		Five Months Ended December 31, 2018		Seven Months Ended July 31, 2018		Combined(1)		Change		% Change
	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)	Amt	bps(2)
Income earned on reverse mortgage interest	$313	5	$206	10	$274	9	$480	9	$(167)	(4)	(35)%	(44)%
Other interest income	187	3	16	1	14	1	30	1	157	2	523%	200%
Interest income	500	8	222	11	288	10	510	10	(10)	(2)	(2)%	(20)%

Reverse mortgage interest expense	(236)	(4)	(147)	(6)	(221)	(7)	(368)	(7)	132	3	(36)%	(43)%
Advance interest expense	(29)	—	(13)	(1)	(19)	(1)	(32)	(1)	3	1	(9)%	(100)%
Other interest expense	(204)	(3)	(13)	(1)	(28)	(1)	(41)	(1)	(163)	(2)	398%	200%
Interest expense	(469)	(7)	(173)	(8)	(268)	(9)	(441)	(9)	(28)	2	(6)%	(22)%
Other income (expenses), net	4	—	6	—	(1)	—	5	—	(1)	—	(20)%	—%
Total other income (expenses), net - Servicing	$35	1	$55	3	$19	1	$74	1	$(39)	—	(53)%	—%

Weighted average cost - advance facilities	3.9%		4.1%		3.9%		4.0%		(0.1)%		(3)%
Weighted average cost - excess spread financing	8.9%		8.8%		8.8%		8.8%		0.1%		1%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Calculated basis points (“bps”) are as follows: Annual $ amount/Total Average UPB X 10000.

Total other income (expenses), net decreased during the year ended December 31, 2019 as compared to the same period in 2018, on a combined basis, primarily due to an increase in interest expense. The increase in interest expense was primarily due to an increase in other interest expense as a result of an increase of $45 in excess spread costs and $92 of earnings credits and bank fee credits which the Predecessor previously classified as interest expense, and $21 of compensating interest expense driven by higher payoff volume. Partially offsetting the increase in other interest expense was a decrease in reverse mortgage interest expense, primarily due to the decline in the reverse mortgage interest portfolio balance, as well as the accretion of the HMBS bond premium due to a decline in the quarterly revaluation of the original mark-to-market premium on HMBS bonds, which was estimated in connection with the Merger. In addition, interest income decreased due to a decrease in income earned on reverse mortgage interest, partially offset by an increase in other interest income. Income earned on reverse mortgage interest decreased due to the decline in the reverse mortgage interests balance and the amortization of a net asset premium into income. Other interest income increased primarily as a result of aforementioned $92 of earnings credits and bank fee credits which the Predecessor previously classified as interest expense, coupled with higher interest income due to higher yields on custodial balances combined with higher balances driven by portfolio growth.

47 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Servicing Portfolio and Liabilities

The tables below summarize the servicing portfolio and related liabilities in the Servicing segment:

Table 13. Servicing Portfolios and Related Liabilities

	Successor
	December 31, 2019			December 31, 2018
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs - fair value
Agency	$240,688	$2,944	4.5%	$229,108	$3,027	4.5%
Non-agency	56,094	552	4.7%	66,373	638	4.8%
Total forward MSRs - fair value	296,782	3,496	4.5%	295,481	3,665	4.5%

Subservicing and other(1)
Agency	308,532	N/A	N/A	208,607	N/A	N/A
Non-agency	15,451	N/A	N/A	15,279	N/A	N/A
Total subservicing and other	323,983	N/A	N/A	223,886	N/A	N/A

Reverse portfolio - amortized cost
MSR	2,508	6	N/A	3,940	11	N/A
MSL	13,994	(61)	N/A	16,538	(71)	N/A
Securitized loans	6,223	6,279	N/A	7,937	7,934	N/A
Total reverse portfolio serviced	22,725	6,224	N/A	28,415	7,874	N/A
Total servicing portfolio unpaid principal balance	$643,490	$9,720	N/A	$547,782	$11,539	N/A

(1)
Subservicing and other amounts include loans we service for others, residential mortgage loans originated but have yet to be sold, and agency REO balances for which we own the mortgage servicing rights.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 48

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

Table 14. Fair Value MSR Valuation

	Successor
	December 31, 2019			December 31, 2018
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
Forward MSRs - fair value
Credit sensitive	$147,895	$1,613	109	$135,752	$1,495	110
Interest sensitive	148,887	1,883	126	159,729	2,170	136
Total forward MSRs - fair value	$296,782	$3,496	118	$295,481	$3,665	124

As of December 31, 2019, when measuring the fair value of the portfolio as a basis point of the unpaid principal balance, our credit and interest sensitive pools decreased in value compared to December 31, 2018 primarily due to higher forecasted prepayment speeds as a result of the declining interest rate environment in 2019.

49 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The following table provides information on the fair value of our owned forward MSR portfolio.

Table 15. MSRs - Fair Value, Rollforward

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Fair value - beginning of period	$3,665	$3,413	$2,937
Additions:
Servicing resulting from mortgage loans sold	434	120	162
Purchases of servicing rights	858	479	144
Dispositions:
Sales and cancellation of servicing assets(1)	(408)	(111)	4
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(205)	(78)	203
Interest sensitive	(384)	(45)	127
Other changes in fair value:
Scheduled principal payments	(94)	(39)	(45)
Disposition of negative MSRs and other(2)	64	14	27
Prepayments
Voluntary prepayments
Credit sensitive	(99)	(36)	(71)
Interest sensitive	(309)	(37)	(54)
Involuntary prepayments
Credit sensitive	(7)	(7)	(12)
Interest sensitive	(19)	(8)	(9)
Fair value - end of period	$3,496	$3,665	$3,413

(1)	Amount for the seven months ended July 31, 2018 was related to the sale of nonperforming loans, which had a negative MSR value.

(2)	Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 50

The following table sets forth the weighted-average assumptions in estimating the fair value of forward MSRs.

Table 16. MSRs - Fair Value

	Successor
	December 31, 2019	December 31, 2018
Total MSRs Portfolio
Discount rate	9.7%	10.2%
Prepayment speeds	13.1%	10.8%
Average life	5.8 years	6.7 years

Credit Sensitive
Discount rate	10.4%	11.3%
Prepayment speeds	12.7%	11.8%
Average life	6.0 years	6.4 years

Interest Sensitive
Discount rate	9.1%	9.3%
Prepayment speeds	13.5%	10.0%
Average life	5.7 years	7.0 years

The discount rate for credit sensitive and interest sensitive MSRs as of December 31, 2019 remained consistent compared to December 31, 2018. The weighted average life of loans for both credit and interest sensitive MSRs decreased as a result of increased weighted average prepayment speeds, which were attributable to lower average interest rates period over period.

The discount rate, which is used to determine the present value of estimated future net servicing income, is based on the required rate of return market investors would expect for an asset with similar risk characteristics. The discount rate is determined through review of recent market transactions as well as comparing the discount rate to those utilized by third-party valuation specialists. Total prepayment speeds represent the annual rate at which borrowers are forecasted to repay their mortgage loan principal, which includes estimates for both voluntary and involuntary borrower liquidations. The expected weighted-average life represents the total years we expect to service the MSR.

Excess Spread Financing

As further disclosed in Note 4, Mortgage Servicing Rights and Related Liabilities, in the notes to consolidated financial statements, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. See Note 4, Mortgage Servicing Rights and Related Liabilities, in the notes to consolidated financial statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of December 31, 2019 and 2018.

51 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The following table sets forth the change in the excess spread liability and the related weighted average assumptions.

Table 17. Excess Spread Financing

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Fair value - beginning of period	$1,184	$1,039	$996
Additions:
New financings	542	255	70
Deductions:
Repayments of debt	(27)	(38)	(3)
Settlements of principal balances	(219)	(77)	(105)
Changes in fair value:
Credit sensitive	(61)	23	73
Interest sensitive	(108)	(18)	8
Fair value - end of period	$1,311	$1,184	$1,039

		Successor
Key Weighted-Average Assumptions:		December 31, 2019	December 31, 2018
Total Excess Spread Portfolio
Discount rate		11.6%	10.4%
Prepayment speeds		12.6%	11.0%
Recapture rate		20.1%	18.6%
Average life		5.8 years	6.5 years

Credit Sensitive
Discount rate		12.3%	11.1%
Prepayment speeds		12.5%	11.6%
Recapture rate		21.6%	18.0%
Average life		5.9 years	6.3 years

Interest Sensitive
Discount rate		10.5%	9.0%
Prepayment speed		12.8%	9.9%
Recapture rate		17.6%	16.0%
Average life		5.8 years	7.0 years

Due to market driven events occurring within the year ended December 31, 2019, we updated the discount rate utilized for valuation of excess spread financing liabilities to accurately reflect the fair value.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 52

The following table sets forth the change in the MSRs financing liability and the related weighted average assumptions.

Table 18. MSRs Financing Liability - Rollforward

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Fair value - beginning of period	$32	$26	$10
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	23	11	22
Other changes in fair value	(18)	(5)	(6)
Fair value - end of period	$37	$32	$26

		Successor
Weighted-Average Assumptions		December 31, 2019	December 31, 2018
Advance financing rates		3.5%	4.2%
Annual advance recovery rates		18.8%	19.0%

We entered into several sale agreements whereby we sold the right to receive repayment of servicing advances on private-label servicing advances and the right to receive a portion of the base fee component on the related MSRs, and also transferred the obligations to make future advances. These transactions are recorded as an MSR Financing Liability in our consolidated balance sheets and represent the incremental costs relative to the market participant assumptions contained in the MSR valuation. Changes in the value of the MSR financing liability are recorded against servicing revenue and interest imputed on the outstanding liability is recorded as interest expense.

We estimate fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market rate for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at December 31, 2019 and 2018 being advance financing rates and annual advance recovery rates. The liability value increased in 2019 primarily due to the increase in the UPB of the underlying MSR, which resulted in an increase in the amounts owed to the counterparty over 2019.

The following table provides an overview of our forward servicing portfolio and amounts that involve excess spread financing with our co-invest partners for the periods indicated.

Table 19. Leveraged Portfolio Characteristics

	Successor
	December 31, 2019	December 31, 2018
Owned forward servicing portfolio - unencumbered	$83,557	$103,644
Owned forward servicing portfolio - encumbered	213,225	191,837
Subserviced forward servicing portfolio and other	323,983	223,886
Total unpaid principal balance	$620,765	$519,367

The encumbered forward servicing portfolio consists of residential mortgage loans included within our excess spread financing transactions and MSR financing liability. Subserviced and other amounts include (1) loans serviced for others, (2) residential mortgage loans originated but not yet sold, and (3) agency REO balances for which we own the mortgage servicing rights.

53 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Reverse - MSRs Participating Interests - Amortized Cost

The table below provides detail of the characteristics and key performance metrics of the reverse servicing portfolio, which is included in reverse MSRs, MSLs and participating interests in reverse mortgages. Such assets are recorded at amortized cost.

Table 20. Reverse - Mortgage Portfolio Characteristics

	Successor
	December 31, 2019	December 31, 2018
Loan count	165,364	192,810
Ending unpaid principal balance	$22,725	$28,415
Average loan amount(1)	$137,426	$147,374
Average coupon	3.6%	4.5%
Average borrower age	80	79

(1)	Average loan amount is presented in whole dollar amounts.

Historically, the Predecessor acquired servicing rights and participating interests in reverse mortgage portfolios. Reverse mortgage loans, most commonly HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower’s home. For acquired servicing rights, an MSR or MSL is established on the acquisition date at fair value, as applicable, based on the expected discounted cash flow from servicing the reverse portfolio.

Each quarter, we accrete the MSL to revenues - service related, net, of the respective portfolios run-off. The MSL is assessed for increased obligation based on its fair value, using a variety of assumptions, with the key assumption being discount rates, prepayment speeds and the borrower life expectancy. The MSLs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in the valuation allowance.

Based on our assessment, no impairment or increased obligation was required to be recorded for reverse MSRs and MSLs, respectively, as of December 31, 2019 and 2018.

Originations Segment

The strategy of our Originations segment is to originate or acquire new loans for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain our existing customers by providing them with attractive refinance options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring loans at a more attractive cost than would be the case in bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Growing the Originations segment has been a strategic focus for us for several years.

The Originations segment includes three channels:

•
Our direct-to-consumer lending channel relies on our call centers, website and mobile apps to interact with customers. Our primary focus is to assist our customers with a refinance or home purchase by providing them with a needs-based approach to understanding their current mortgage options.

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

•
Our wholesale lending channel works with mortgage brokers to source loans which are underwritten and funded by us in our name. Counterparty risk is mitigated through quality and compliance monitoring and all brokers are subject to our eligibility requirements coupled with an annual recertification process.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 54

The charts below set forth the pull through adjusted lock volume and funded volume by channel and channel mix.

55 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The following tables set forth the results of operations for the Originations segment:

Table 21. Originations Segment Results of Operations

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Total revenues	$1,043	$181	$306	$487	$556	114%
Total expenses	568	155	245	400	168	42%
Total other income (expenses), net	4	6	1	7	(3)	(43)%
Income before income tax expense	$479	$32	$62	$94	$385	410%

Originations Margin
Revenue	$1,043	$181	$306	$487	$556	114%
Pull through adjusted lock volume	$42,393	$8,295	$11,907	$20,202	$22,191	110%
Revenue as a percentage of pull through adjusted lock volume(2)	2.46%	2.18%	2.57%	2.41%	0.05%	2%

Expenses	$568	$155	$245	$400	$168	42%
Funded volume	$40,182	$8,884	$12,317	$21,201	$18,981	90%
Expenses as a percentage of funded volume(3)	1.41%	1.74%	1.99%	1.89%	(0.48)%	(25)%

Originations Margin	1.05%	0.44%	0.58%	0.52%	0.53%	102%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.

(3)	Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense increased for the year ended December 31, 2019 as compared to the same period in 2018, on a combined basis, primarily due to an increase in total revenues driven by origination volume growth. The growth in originations volume was driven by declining interest rates, and incremental volumes made available with the acquisition of Pacific Union and related origination channels. The Originations Margin for the year ended December 31, 2019 increased as compared to the same period in 2018, on a combined basis, primarily due to the lower interest rate environment and growth in the direct-to-consumer channel, along with lower expenses as a percentage of funded volume.

Originations Segment Revenues

Service related fee, net - Originations refers to fees collected from customers for originated loans and from other lenders for loans purchased through the correspondent channel, and includes loan application, underwriting, and other similar fees.

Net gain on loans originated and sold represents the gains and losses from the origination, purchase, and sale of loans and related derivative instruments. Gains from the origination and sale of loans are affected by the volume and margin of our originations activity and is impacted by fluctuations in interest rates.

Capitalized servicing rights represents the fair value attributed to mortgage servicing rights at the time in which they are retained in connection with the sale of loans during the period.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 56

Total revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the tables below:

Table 22. Originations - Revenues

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Service related, net - Originations	$80	$24	$36	$60	$20	33%
Net gain on mortgage loans held for sale
Net gain on loans originated and sold	562	46	115	161	401	249%
Capitalized servicing rights	420	114	156	270	150	56%
Provision for repurchase reserves, net of release	(19)	(3)	(1)	(4)	(15)	375%
Total net gain on mortgage loans held for sale	963	157	270	427	536	126%
Total revenues - Originations	$1,043	$181	$306	$487	$556	114%

Key Metrics
Consumer direct lock pull through adjusted volume(2)	$18,151	$3,588	$6,100	$9,688	$8,463	87%
Other locked pull through adjusted volume(2)	24,242	4,707	5,807	10,514	13,728	131%
Total pull through adjusted lock volume	$42,393	$8,295	$11,907	$20,202	$22,191	110%
Funded volume	$40,182	$8,884	$12,317	$21,201	$18,981	90%
Volume of loans sold	$40,092	$9,183	$12,915	$22,098	$17,994	81%
Recapture percentage	26.2%	24.8%	23.8%	24.6%	1.6%	7%
Purchase as a percentage of funded volume	41.5%	55.8%	46.7%	64.7%	(23.2)%	(36)%
Value of capitalized servicing on retained settlements	147 bps	144 bps	141 bps	142 bps	5 bps	4%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

(2)	Pull through adjusted volume represents the expected funding from locks taken during the period.

Total revenues increased for the year ended December 31, 2019 compared to the same period in 2018, on a combined basis, primarily driven by the higher volumes in a declining interest rate environment and the incremental volumes made available with the acquisition of Pacific Union and related origination channels, which occurred in February 2019. Total revenues increased 114% or $556 period over period as pull through adjusted lock volume increased 110% during the same period.

57 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The table below summarizes expenses for the Originations segment:

Table 23. Originations - Expenses

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Salaries, wages and benefits	$375	$95	$148	$243	$132	54%
General and administrative
Loan origination expenses	58	19	32	51	7	14%
Corporate and other general and administrative expenses	61	18	26	44	17	39%
Marketing and professional service fees	53	18	32	50	3	6%
Depreciation and amortization	18	5	7	12	6	50%
Loss on impairment of assets	3	—	—	—	3	100%
Total general and administrative	193	60	97	157	36	23%
Total expenses - Originations	$568	$155	$245	$400	$168	42%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Total expenses for the year ended December 31, 2019 increased when compared to the same period in 2018, on a combined basis, primarily due to growth in volumes, which was driven by the low interest rate environment, and the incremental volumes made available with the Pacific Union acquisition and related origination channels. The volume growth contributed to the increase in salaries, wages and benefits, due to increased compensation and headcount related costs, and loan origination expenses. The increase in loan origination expenses attributable to higher volume was partially offset by expense reduction initiatives. In addition, corporate and other general and administrative expenses increased during the year ended December 31, 2019 primarily driven by the Pacific Union acquisition.

The table below summarizes other income (expenses), net for the Originations segment:

Table 24. Originations - Other Income (Expenses), Net

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Interest income	$98	$27	$38	$65	$33	51%
Interest expense	(98)	(26)	(37)	(63)	(35)	56%
Other income, net	4	5	—	5	(1)	(20)%
Total other income (expenses), net - Originations	$4	$6	$1	$7	$(3)	(43)%

Weighted average note rate - mortgage loans held for sale	4.3%	4.9%	4.5%	4.7%	(0.4)%	(9)%
Weighted average cost of funds (excluding facility fees)	4.1%	4.5%	4.2%	4.4%	(0.3)%	(7)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 58

Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans.

Interest income for the year ended December 31, 2019 increased when compared to the same period in 2018, on a combined basis, primarily driven by higher funded volume. The increase in interest income was offset by an increase in interest expense due to higher cost of funds from an increase in originations volume. Other income, net remained relatively flat in the year ended December 31, 2019 when compared to the same period in 2018, on a combined basis, due to the recognition of incentives we received related to our financing of certain loans satisfying certain consumer relief characteristics. In September 2018, we entered into a master repurchase agreement that provided us with incentives to finance mortgage loans satisfying certain consumer relief characteristics as provided in the agreement. We recorded $4 and $5 in other income, net related to such incentives in the year ended December 31, 2019 and 2018, on a combined basis, respectively. The master repurchase agreement expired during the third quarter of 2019.

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

•
The Services division includes title, escrow, collateral valuation and field services related to real estate investments or transactions including purchases, sales, refinances and defaults. Services includes the business of AMS, which we acquired in August 2018.

•
The Data/Technology division contains a diversified set of businesses that provide technology solutions to real estate service providers, aggregators and a variety of investors. This includes providing aggregation, standardization and licensing for one of the nation’s largest set of MLS, public records and neighborhood demographic data.

59 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The charts below set forth Xome’s total revenues, Exchange properties sold, and Services completed orders.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 60

Table 25. Xome Segment Results of Operations

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Xome - Operations
Total revenues	$422	$177	$149	$326	$96	29%
Total expenses	398	178	123	301	97	32%
Total other income (expenses), net	14	—	9	9	5	56%
Income (loss) before income tax expense (benefit)	$38	$(1)	$35	$34	$4	12%
Income (loss) before taxes margin - Xome	9.0%	(0.6)%	23.5%	10.4%	(1.4)%	(13)%

Xome - Revenues
Exchange	$79	$34	$62	$96	$(17)	(18)%
Services	323	135	74	209	114	55%
Data/Technology	20	8	13	21	(1)	(5)%
Total revenues - Xome	$422	$177	$149	$326	$96	29%

Key Metrics
Exchange properties sold	9,851	3,952	6,920	10,872	(1,021)	(9)%
Average Exchange properties under management	7,893	5,660	6,567	6,189	1,704	28%
Services completed orders	1,630,002	808,503	264,031	1,072,534	557,468	52%
Percentage of revenue earned from third-party customers	52.5%	56.2%	28.0%	43.3%	9.2%	21%

Xome - Expenses
Salaries, wages and benefits	$148	$73	$58	$131	$17	13%
General and administrative
Operational expenses	236	100	58	158	78	49%
Depreciation and amortization	14	5	7	12	2	17%
Total general and administrative	250	105	65	170	80	47%
Total expenses - Xome	$398	$178	$123	$301	$97	32%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Income before income tax expense increased for the year ended December 31, 2019 as compared to the same period in 2018, on a combined basis, primarily driven by an increase in total revenues and other income (expenses), net, partially offset by an increase in total expenses.

Total revenues increased for the year ended December 31, 2019 as compared to the same period in 2018, on a combined basis, primarily due to an increase in Services revenues as a result of the August 2018 acquisition of AMS, which added higher volumes of units for valuation and field services. Partially offsetting the increase in Services revenues was a decrease in Exchange revenues, primarily as a result of lower foreclosure sales and inventories across the industry and nation.

Total expenses increased for the year ended December 31, 2019 as compared to the same period in 2018, on a combined basis, primarily due to an increase in operational expenses, primarily related to the acquisition of AMS. Total other income (expenses), net increased primarily due to the $15 change in the contingent consideration for the acquisition of AMS for the year ended December 31, 2019.

61 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Corporate/Other Segment

The following tables set forth the results of operations for the Corporate/Other segment:

Table 26. Corporate/Other Segment Results of Operations

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Corporate/Other - Operations
Total revenues	$13	$—	$1	$1	$12	1,200%
Total expenses	198	71	103	174	24	14%
Total other income (expenses), net	(212)	(85)	(78)	(163)	(49)	30%
Loss before income tax benefit - Corporate/Other	$(397)	$(156)	$(180)	$(336)	$(61)	18%

Corporate/Other - Expenses
Salaries, wages and benefits	$88	$38	$45	$83	$5	6%
General and administrative
Operational expenses	62	13	54	67	(5)	(7)%
Depreciation and amortization	40	20	4	24	16	67%
Loss on impairment of assets	8	—	—	—	8	100%
Total general and administrative	110	33	58	91	19	21%
Total expenses - Corporate/Other	$198	$71	$103	$174	$24	14%

Corporate/Other - Other Income (Expenses), Net
Interest income, legacy portfolio	$6	$5	$7	$12	$(6)	(50)%
Other interest income	1	2	—	2	(1)	(50)%
Total interest income	7	7	7	14	(7)	(50)%

Interest expense, legacy portfolio	(1)	(1)	(3)	(4)	3	(75)%
Interest expense on unsecured senior notes	(203)	(90)	(77)	(167)	(36)	22%
Other interest expense	(8)	(2)	(3)	(5)	(3)	60%
Total interest expense	(212)	(93)	(83)	(176)	(36)	20%
Other (expense) income, net	(7)	1	(2)	(1)	(6)	600%
Total other income (expenses), net - Corporate/Other	$(212)	$(85)	$(78)	$(163)	$(49)	30%

Weighted average cost - unsecured senior notes	7.9%	7.1%	7.4%	7.2%	0.7%	10%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 62

Loss before income tax benefit increased in the year ended December 31, 2019 as compared to 2018, on a combined basis, primarily due to an increase in total expenses and the change in total other income (expenses), net. Total expenses increased primarily due to amortization of intangible assets related to the Merger with Nationstar. In addition, during the fourth quarter of 2019, we recorded an $8 impairment of assets in connection with an ancillary business.

Total other income (expenses), net for the Corporate/Other segment consists of interest expense on our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes.

The change in total other income (expenses), net in the year ended December 31, 2019 as compared to 2018, on a combined basis, was primarily due to an increase in interest expense on unsecured senior notes, as a result of a higher debt balance and higher borrowing rates under the new unsecured senior notes that were issued in July 2018 to fund the Merger with Nationstar. In addition, net interest income related to the legacy portfolio declined due to the collapse of Trust 2009-A and the sale of loans held in the trust. Other income (expenses), net declined in the year ended December 31, 2019 as compared to 2018, on a combined basis, primarily due to a $5 impairment on an equity investment.

Partially offsetting the increase in total expenses and the change in total other income (expenses), net was an increase in total revenues in the year ended December 31, 2019 as compared to 2018, on a combined basis, due to the gain recognized on the collapse of Trust 2009-A, our legacy portfolio, and the sale of the loans held in the trust.

As a result of the collapse of Trust 2009-A and the sale of the loans held in the trust in September 2019, there was no legacy portfolio as of December 31, 2019.

Table 27. Legacy Portfolio Composition

Successor
December 31, 2018
Performing - UPB	$145
Nonperforming (90+ delinquency) - UPB	27
REO - estimated fair value	4
Total legacy portfolio	$176

63 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Changes in Financial Position

Table 28. Changes in Assets

	Successor
	December 31, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	$329	$242	$87	36.0%
Mortgage servicing rights	3,502	3,676	(174)	(4.7)%
Advances and other receivables, net	988	1,194	(206)	(17.3)%
Reverse mortgage interests, net	6,279	7,934	(1,655)	(20.9)%
Mortgage loans held for sale at fair value	4,077	1,631	2,446	150.0%
Deferred tax asset, net	1,345	967	378	39.1%
Other	1,785	1,329	456	34.3%
Total assets	$18,305	$16,973	$1,332	7.8%

Total assets as of December 31, 2019 increased by $1,332 or 7.8% compared with December 31, 2018 primarily due to the increase in mortgage loans held for sale and other, partially offset by decreases in reverse mortgage interests, mortgage servicing rights, and advances and other receivables. Mortgage loans held for sale increased in 2019 primarily due to higher origination volumes in a declining interest rate environment, and the incremental volumes made available with the acquisition of Pacific Union and related origination channels, which occurred in February 2019. Other increased primarily due to $483 of other assets related to the Pacific Union acquisition, as indicated in Note 3, Acquisitions, in the notes to consolidated financial statements, and $121 of right of use assets recorded in 2019 as a result of adoption of ASU 2016-02. Reverse mortgage interests, net decreased $1,655 primarily due to the collection on participating interests in HMBS. Mortgage servicing rights decreased in 2019 primarily due to a negative mark-to-market adjustment driven by declining interest rates. Advances and other receivables decreased primarily due to recoveries on advances.

Table 29. Changes in Liabilities and Stockholder’s Equity

	Successor
	December 31, 2019	December 31, 2018	$ Change	% Change
Unsecured senior notes, net	$2,366	$2,459	$(93)	(3.8)%
Advance facilities, net	422	595	(173)	(29.1)%
Warehouse facilities, net	4,575	2,349	2,226	94.8%
MSR related liabilities - nonrecourse at fair value	1,348	1,216	132	10.9%
Other nonrecourse debt, net	5,286	6,795	(1,509)	(22.2)%
Other liabilities	2,077	1,614	463	28.7%
Total liabilities	16,074	15,028	1,046	7.0%
Total stockholders’ equity	2,231	1,945	286	14.7%
Total liabilities and stockholders’ equity	$18,305	$16,973	$1,332	7.8%

Total stockholders’ equity at December 31, 2019 increased by $286 or 14.7% compared with the balance as of December 31, 2018 primarily due to net income of $270 during the year ended December 31, 2019. Total liabilities at December 31, 2019 increased by $1,046 or 7.0% compared with the balance as of December 31, 2018 primarily due to an increase in warehouse facilities and other liabilities, which was partially offset by a decrease in other nonrecourse debt. Warehouse facilities increased by $2,226 primarily due to the warehouse facilities acquired as part of the Pacific Union acquisition and higher origination volumes. The increase in other liabilities was primarily due to $530 of payables and other liabilities related to the Pacific Union acquisition. Other nonrecourse debt decreased by $1,509 primarily due to repayments of reverse mortgage related nonrecourse debt, which was partially offset by proceeds from issuance of HECM securitizations.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 64

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR and other facilities. We recorded cash and cash equivalents on hand of $329 and total stockholders’ equity of $2,231 as of December 31, 2019. As of December 31, 2019, we had $1,359 collateral pledged against the MSR facilities, of which we could borrow up to $840. During the year ended December 31, 2019, operating activities generated cash totaling $702.

We have sufficient borrowing capacity to support our operations. As of December 31, 2019, total available borrowing capacity was $9,690, of which $4,672 was unused.

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

We service reverse mortgage loan portfolios with a UPB of $22,725 as of December 31, 2019, which includes $2,508 of reverse MSRs, $13,994 of reverse MSLs and $6,223 of reverse mortgage interests. Reverse mortgages provide seniors aged 62 and older with the ability to monetize the equity in their homes in a lump sum, line of credit or annualized draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance. Recovery of advances and draws related to reverse MSRs is generally recovered over a two to three-month period from the investor. However, for reverse mortgage portfolio recorded as a loan, the repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. We securitize our holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs. Draws on reverse mortgage loans totaled $242 in 2019, $316 in 2018, on a combined basis, and $403 in 2017.

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

During 2019, we expanded our subservicing portfolios in order to grow our operations without the capital required for acquisition costs and carrying costs of advances that is associated with ownership of mortgage servicing rights. We completed boardings of $258 billion UPB in connection with new and existing subservicing agreements.

On January 16, 2020, we completed an offering of $600 aggregate principal amount of 6.000% Senior Notes due 2027 (the “Notes”). The Notes will bear interest at 6.000% per annum and will mature on January 15, 2027. Interest on the Notes will be payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2020. In February 2020, the net proceeds of the offering, together with cash on hand, were used to redeem in full the outstanding 6.500% Senior Notes due 2021 and 6.500% Senior Notes due 2022.

65 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Cash Flows
The table below presents the major sources and uses of cash flow for operating activities:

Table 30. Operating Cash Flow

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Net income	$270	$884	$154	$1,038	$(768)	(74)%
Fair value changes in MSRs, MSR related liabilities and mortgage loans held for investment	838	234	(80)	154	684	444%
Deferred tax (benefit) expense	(366)	(1,021)	63	(958)	592	(62)%
Other non-cash adjustments to net income	(1,249)	(294)	(388)	(682)	(567)	83%
Originations net sales activities	(1,204)	(10)	520	510	(1,714)	(336)%
Changes in working capital	2,413	1,458	2,025	3,483	(1,070)	(31)%
Net cash attributable to operating activities	$702	$1,251	$2,294	$3,545	$(2,843)	(80)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Our operating activities generated cash of $702 during the year ended December 31, 2019 compared to $3,545 in 2018, on a combined basis. The decrease in cash generated from operating activities was primarily due to the cash used in originations net sales activities and the changes in working capital.

Cash used in originations net sales activities was $1,204 during the year ended December 31, 2019 compared to $510 cash generated in 2018, on a combined basis. The change was primarily due to a higher funding of $19,041 for loan origination activities driven by the declining interest rate environment, and an increase in funds used of $1,824 to repurchase forward loan assets out of Ginnie Mae securitizations. The increase in funding was partially offset by an increase in proceeds of $19,151 on the sales of previously originated loans and the sale of loans related to the collapse of Trust 2009-A, our legacy portfolio.

Cash generated from the changes in working capital was $2,413 during the year ended December 31, 2019 compared to $3,483 cash generated in 2018, on a combined basis. The change was primarily due to less collections on reverse mortgage interests driven by normal portfolio run-off.

Cash generated from fair value changes in MSRs, MSR related liabilities and mortgage loans held for investment during the year ended December 31, 2019 increased by $684 when compared to 2018, on a combined basis. The change was primarily due to an increase in fair value changes and amortization/accretion of mortgage servicing rights/liabilities of $957, primarily due to the negative mark-to-market adjustment for the year ended December 31, 2019.

Cash used from the deferred tax benefit during the year ended December 31, 2019 decreased by $592 when compared to 2018, on a combined basis, primarily due to the reversal of the valuation allowance associated with the NOL carryforwards of WMIH in the five months ended December 31, 2018.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 66

The table below presents the major sources and uses of cash flow for investing activities:

Table 31. Investing Cash Flows

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Acquisitions, net	$(85)	$(33)	$—	$(33)	$(52)	158%
Purchase of forward mortgage servicing rights, net of liabilities incurred	(547)	(307)	(134)	(441)	(106)	24%
Proceeds on sale of assets	—	—	13	13	(13)	(100)%
Proceeds on sale of forward and reverse mortgage servicing rights	343	105	—	105	238	227%
Other	(49)	(15)	(41)	(56)	7	(13)%
Net cash attributable to investing activities	$(338)	$(250)	$(162)	$(412)	$74	(18)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Our investing activities used $338 during the year ended December 31, 2019, which decreased from $412 of cash used in 2018, on a combined basis. The decrease in cash attributable to investing activities was primarily due to an increase in proceeds on sale of forward mortgage servicing rights of $238. Although we continue to seek to acquire servicing portfolios at advantageous pricing, the amounts and timing of these opportunities is not of a consistent frequency and can result in cash flow variability between periods. Partially offsetting the increase in proceeds was an increase in cash used of $106 in the purchase of forward mortgage servicing rights, net of liabilities incurred, and net cash of $85 used in connection with the acquisitions of Pacific Union and Seterus.

67 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The table below presents the major sources and uses of cash flow for financing activities:

Table 32. Financing Cash Flow

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Combined(1)	$ Change	% Change
Increase (decrease) in warehouse facilities	$1,704	$(351)	$(585)	$(936)	$2,640	(282)%
(Decrease) increase in advance facilities	(186)	45	(305)	(260)	74	(28)%
Repayment of notes payable	(294)	—	—	—	(294)	(100)%
Payment of unsecured senior notes and nonrecourse debt	(129)	(1,036)	(69)	(1,105)	976	(88)%
Issuance of excess spread financing	542	255	70	325	217	67%
Repayment of excess spread financing	(27)	(38)	(3)	(41)	14	(34)%
Settlement of excess spread financing	(219)	(77)	(105)	(182)	(37)	20%
Decrease of participating interest financing	(1,591)	(831)	(1,391)	(2,222)	631	(28)%
Changes in HECM securitizations	(99)	(31)	311	280	(379)	(135)%
Other	(14)	1	(34)	(33)	19	(58)%
Net cash attributable to financing activities	$(313)	$(2,063)	$(2,111)	$(4,174)	$3,861	(93)%

(1)	Refer to Basis of Presentation section for discussion on presentation of combined results.

Our financing activities used $313 cash during the year ended December 31, 2019, which decreased from $4,174 of cash used in 2018, on a combined basis. The decrease in cash attributable to financing activities was primarily due to an increase of $1,704 in warehouse facilities during the year ended December 31, 2019 compared to a pay down on warehouse facilities of $936 in 2018, on a combined basis. Payment of warehouse facilities was higher in 2018, on a combined basis, due to proceeds from HECM securitizations being used to pay down the facilities, which did not occur in the same period in 2019. In addition, the cash used for payment of unsecured senior notes and nonrecourse debt decreased by $976 primarily due to the redemption and repayment of unsecured senior notes in 2018, on a combined basis. Cash used for participating interest financing decreased in 2019 primarily due to a lower repayment of participating interest financing in 2019 compared to the same period in 2018, on a combined basis. Partially offsetting these decreases in cash used is an increase in cash used for repayment of notes payable and HECM securitizations when compared to the same period in 2018, on a combined basis. During the year ended December 31, 2019, cash of $294 was used to pay off the notes payable assumed from the Pacific Union acquisition. The cash used in the change in HECM securitizations during the year ended December 31, 2019 increased due to scheduled pay downs and amounts incurred to settle the collapsed trusts exceeding proceeds from the securitization of new trusts, resulting in a net cash outflow of $99. In addition, during 2018, on a combined basis, proceeds from securitizations of new trusts exceeded scheduled pay downs and amounts incurred to settle the collapsed trusts, resulting in a net cash inflow of $280.

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 68

Financial Covenants
Our credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our operating subsidiary,
Nationstar Mortgage LLC. As of December 31, 2019, we were in compliance with our required financial covenants.

Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio and liquidity requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to our operating subsidiary, Nationstar Mortgage LLC.

Minimum Net Worth

The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:

▪	Base of $2.5 plus 25 basis points of outstanding UPB for total loans serviced.

▪	Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.

The minimum net worth requirement for Ginnie Mae is defined as follows:

▪	The sum of (i) base of $2.5 plus 35 basis points of the issuer’s total single-family effective outstanding obligations, and (ii) base of $5 plus 1% of the total effective HMBS outstanding obligations.

▪
Tangible Net Worth is defined as total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets. Effective for fiscal year 2020, under the Ginnie Mae MBS Guide, the issuers will no longer be permitted to include deferred tax assets when computing the minimum net worth requirement.

Minimum Capital Ratio

▪	In addition to the minimum net worth requirement, we are also required to hold a ratio of Tangible Net Worth to Total Assets (excluding HMBS securitizations) greater than 6%.

Minimum Liquidity

The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:

▪	3.5 basis points of total Agency servicing.

▪	Incremental 200 basis points of total nonperforming Agency, measured as 90+ delinquencies, servicing in excess of 6% of the total Agency servicing UPB.

▪
Allowable assets for liquidity may include: cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.

The minimum liquidity requirement for Ginnie Mae is defined as follows:

▪	Maintain liquid assets equal to the greater of $1 or 10 basis points of our outstanding single-family MBS.

▪	Maintain liquid assets equal to at least 20% of our net worth requirement for HECM MBS.

Secured Debt to Gross Tangible Asset Ratio

Under Ginnie Mae guide, effective September 1, 2019, we are also required to maintain a secured debt to gross tangible asset ratios greater than 60%.
Effective September 1, 2019, since we have a Ginnie Mae single-family servicing portfolio that exceeds $75 billion in UPB, we are also required to obtain an external primary servicer rating and issuer credit ratings from two different rating agencies and receive a minimum rating of a B or its equivalent. Effective for fiscal year 2020, we are permitted to satisfy minimum liquidity requirements using a combination of AAA rated government securities that are marked to market in addition to cash and certain cash equivalents.

69 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Note 20, Capital Requirements, in the notes to consolidated financial statements for additional information. As of December 31, 2019, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

Table 33. Debt

	Successor
	December 31, 2019	December 31, 2018
Advance facilities, net	$422	$595
Warehouse facilities, net	4,575	2,349
Unsecured senior notes, net	2,366	2,459

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances along with our stop advance policies. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances.

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

As servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. As of December 31, 2019, unsecuritized borrower draws totaled $67, and our maximum unfunded advance obligation related to these reverse mortgage loans was $2,617.

Unsecured Senior Notes
In 2013 and 2018, we completed offerings of unsecured senior notes, which mature on various dated through July 2026. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.500% to 9.125%.

As of December 31, 2019, the expected maturities of our unsecured senior notes based on contractual maturities are presented below:

Table 34. Contractual Maturities - Unsecured Senior Notes

Year Ending December 31,	Amount
2020	$—
2021(1)	492
2022(1)	206
2023	950
2024	—
Thereafter	750
Unsecured senior notes principal amount	2,398
Unamortized debt issuance costs, premium and discount	(32)
Unsecured senior notes, net	$2,366

(1)	This note was subsequently redeemed in full in February 2020. See Note 26, Subsequent Events, in the notes to consolidated financial statements for further information.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 70

The table below sets forth our contractual obligations, excluding our excess spread financing, MSR financing and participating interest financing at December 31, 2019:

Table 35. Contractual Obligations

	Less than 1 Year	1 - 3 Years	3-5 Years	More than 5 Years	Total
Unsecured senior notes(1)	$—	$698	$950	$750	$2,398
Interest payment from unsecured senior notes(2)	191	343	214	137	885
Advance facilities	135	287	—	—	422
Warehouse facilities	4,263	313	—	—	4,576
Finance lease obligations	2	—	—	—	2
Operating lease obligations	40	55	29	32	156
Total	$4,631	$1,696	$1,193	$919	$8,439

(1)
On January 16, 2020, we completed an offering of $600 aggregate principal amount of 6.000% Senior Notes due 2027. In February 2020, the net proceeds of the offering, together with cash on hand, were used to redeem in full the outstanding 6.500% Senior Notes due 2021 and 6.500% Senior notes due 2022. See Note 26, Subsequent Events, in the notes to consolidated financial statements for additional information.

(2)	Interest expense on advance and warehouse facilities is not presented in this table due to the short-term nature of these facilities.

In addition to the above contractual obligations, we have also been involved with several securitizations, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans as mortgages on our consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of REO. For more information regarding our indebtedness, see Note 12, Indebtedness, in the notes to consolidated financial statements.

71 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 18, Fair Value Measurements, in notes to consolidated financial statements, business combinations and goodwill, and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of mortgage servicing rights financing liability.

MSRs at Fair Value
We generally retain the servicing rights for existing forward residential mortgage loans transferred to a third party. We recognize MSRs in such transfers that meet the requirements for sale accounting. Additionally, we may acquire the rights to service forward residential mortgage loans from third parties. We apply fair value accounting to this class of MSRs, with all changes in fair value recorded within revenues - service related, net in the consolidated statements of operations. We estimate the fair value of these MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates and average life of loan.

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

Excess Spread Financing
In conjunction with the acquisition of certain MSRs, we have entered into sale and assignment agreements, which we account for as financings with third parties associated with funds and accounts under management of New Residential, BlackRock Financial Management, Inc. and Värde Partners, Inc., whereby we sell the right to receive a portion of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed base servicing fee per loan. We retain all ancillary revenues associated with servicing the portfolio and the remaining portion of the excess cash flow after receipt of the fixed base servicing fee. We measure these financing arrangements at fair value to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing, with all changes in fair value recorded as a charge or credit to servicing related revenue, net in the consolidated statements of operations. We estimate the fair value of these financings using a process that combines the use of a discounted cash flow model and analysis of current market data based on the value of the underlying MSRs. In addition, should we refinance any loan in the portfolios, subject to certain limitations, we are required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above. This is referred to collectively as recapture component of excess spread financing liability. The cash flow assumptions and prepayment assumptions used in the model are based on various factors with the key assumptions being mortgage prepayment speeds, discount rates, average life and recapture rate.

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 72

We have elected to measure MSR financing agreements at fair value, with all changes in fair value recorded within revenues - service related, net in the consolidated statements of operations. The fair value of MSR financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market rate for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates and advance recovery rates.

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

Under the acquisition method of accounting, we complete valuation procedures for an acquisition to determine the fair value of the assets acquired and liabilities assumed. These valuation procedures require management to make assumptions and apply significant judgment to estimate the fair value of the assets acquired and liabilities assumed. If the estimates or assumptions used should significantly change, the resulting differences could materially affect the fair value of net assets. We estimate the fair value of the intangible assets acquired generally through a combination of a discounted cash flow analysis (the income approach) and an analysis of comparable market transactions (the market approach). For the income approach, we base the inputs and assumptions used to develop these estimates on a market participant perspective which include estimates of projected revenues, discount rates, economic lives and income tax rates, among others, all of which require significant management judgment. For the market approach, we apply judgment to identify the most comparable market transactions to the transaction. Finite lived intangible assets, which are primarily comprised of customer relationships and technology, are amortized over their estimated useful lives using the straight-line method, or on a basis more representative of the time pattern over which the benefit is derived, and are assessed for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.

Goodwill is not amortized, but is reviewed for impairment annually as of October 1 and monitored for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determines the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative goodwill impairment test, we compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Realization of Deferred Tax Assets
Our provision for income taxes is calculated using the balance sheet method, which requires the recognition of deferred income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in the valuation allowance. We provide a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the adequacy of the valuation allowance, we consider all forms of evidence, including: (1) historic earnings or losses; (2) anticipated taxable income resulting from the reversal of taxable temporary differences; (3) tax planning strategies; and (4) anticipated future earnings exclusive of the reversal of taxable temporary differences. Of all of the sources of taxable income, we generally rely upon reversals of existing deferred tax liabilities, tax planning strategies, and future taxable income excluding reversing differences. In determining the appropriate amount of valuation allowance required, we consider (1) internal forecasts of our future pre-tax income exclusive of reversing temporary differences and carryforwards, (2) the nature and timing of future reversals of existing deferred tax assets and liabilities, (3) future originating temporary and permanent differences, and (4) NOL carryforward expiration dates, among others.

73 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Other Matters

Recent Accounting Developments

Below provides recently issued accounting pronouncements applicable to us but not yet effective.

Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) requires expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable and supportable forecasts. The update eliminates the probable initial recognition threshold in current GAAP and instead reflects an entity’s current estimate of all expected credit losses over the life of the asset. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new standard requires the estimated loss amount to reflect management’s best estimate of all expected credit losses for the Company’s financial assets that are measured at amortized cost. The guidance became effective on January 1, 2020 for the Company. The standard requires a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.

To implement and adopt this standard, management developed a detailed project plan, formed an internal committee from various internal departments, and performed a scoping analysis. As a result, the Company determined that Reverse Mortgage Interests, net of reserves, Advances and Other Receivables, net of reserves, and certain financial assets included in Other Assets are within the scope of ASU 2016-13. For each of these financial instruments carried at amortized cost, the Company enhanced its processes to consider and include the requirements of ASU 2016-13, as applicable, into the determination of credit-related losses. Specifically, the Company considered that the guarantee from HUD on Reverse Mortgage Interests limits the credit losses on this product primarily to those caused by operational errors from servicing; credit losses from adopting ASU 2016-13 are not material. For Advances and Other Receivables, the Company considered that the majority of estimated losses are due to servicing operational errors, while credit-related losses have historically been minimal and accordingly are estimated to not be material over the life of the receivable. For Other Assets, certain financial assets (i.e. trade receivables and other receivables) the Company considered that these are short-term in nature (less than one year), and the estimated credit-related losses over the life of these receivables are similar to those resulting from the Company’s existing loss reserve process. After considering and implementing the requirements of ASU 2016-13 as applicable, the Company does not expect a material impact of adopting ASU 2016-13 to the consolidated financial statements.

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

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 14, Securitizations and Financings, in the notes to consolidated financial statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our transactions with VIEs and unconsolidated balances, and details of their impact on our consolidated financial statements.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 74

Derivatives

See Note 11, Derivative Financial Instruments, in the notes to consolidated financial statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our derivative transactions.

75 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

GLOSSARY OF TERMS

This Glossary of Terms defines some of the terms that are used throughout this report and does not represent a complete list of all defined terms used.

Advance Facility.  A secured financing facility to fund advance receivables which is backed by a pool of mortgage servicing advance receivables made by a servicer to a certain pool of mortgage loans.

Agency. Government entities guaranteeing the mortgage investors that the principal amount of the loan will be repaid; the Federal Housing Administration, the Department of Veterans Affairs, the US Department of Agriculture and Ginnie Mae (and collectively, the “Agencies”)

Agency Conforming Loan.  A mortgage loan that meets all requirements (loan type, maximum amount, LTV ratio and credit quality) for purchase by Fannie Mae, Freddie Mac, or insured by the FHA, USDA or guaranteed by the VA or sold into Ginnie Mae.

Asset-Backed Securities (“ABS”).  A financial security whose income payments and value is derived from and collateralized (or “backed”) by a specified pool of underlying receivables or other financial assets.

Bulk acquisitions or purchases. MSR portfolio acquired on non-retained basis through an open market bidding process.

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

Correspondent lender, lending channel or relationship.  A correspondent lender is a lender that funds loans in their own name and then sells them off to larger mortgage lenders. A correspondent lender underwrites the loans to the standards of an investor and provides the funds at close.

Credit-Sensitive Loan.  A mortgage loan with certain characteristics such as low borrower credit quality, relaxed original underwriting standards and high LTV, which we believe indicates that the mortgage loan presents an elevated credit risk of borrower default versus payoff.

Delinquent Loan.  A mortgage loan that is 30 or more days past due from its contractual due date.

Department of Veterans Affairs (“VA”).  The VA is a cabinet-level department of the U.S. federal government, which guarantees certain home loans for qualified borrowers eligible for securitization with GNMA.

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

Federal National Mortgage Association (“Fannie Mae” or “FNMA”).   FNMA was federally chartered by the U.S. Congress in 1938 to support liquidity, stability, and affordability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold. Fannie Mae buys mortgage loans from lenders and resells them as mortgage-backed securities in the secondary mortgage market.

Federal Housing Administration (“FHA”).  The FHA is a U.S. federal government agency within the Department of Housing and Urban Development (HUD). It provides mortgage insurance on loans made by FHA-approved lenders in compliance with FHA guidelines throughout the United States.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 76

Federal Housing Finance Agency (“FHFA”).  A U.S. federal government agency that is the regulator and conservator of Fannie Mae and Freddie Mac and the regulator of the 12 Federal Home Loan Banks.

Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).  Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage markets and expand opportunities for homeownership and affordable rental housing. Freddie Mac participates in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities.

Government National Mortgage Association (“Ginnie Mae” or “GNMA”).  GNMA is a self-financing, wholly owned U.S. Government corporation within HUD. Ginnie Mae guarantees the timely payment of principal and interest on MBS backed by federally insured or guaranteed loans - mainly loans insured by the FHA or guaranteed by the VA. Ginnie Mae securities are the only MBS to carry the full faith and credit guarantee of the U.S. federal government.

Government-Sponsored Enterprise (“GSE”).  Certain entities established by the U.S. Congress to provide liquidity, stability and affordability in residential housing. These agencies are Fannie Mae, Freddie Mac and the 12 Federal Home Loan Banks.

Home Affordable Modification Program (“HAMP”).  A U.S. federal government program designed to help eligible homeowners avoid foreclosure through mortgage loan modifications. Participating servicers may be entitled to receive financial incentives in connection with loan modifications they enter into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification.

Home Affordable Refinance Program (“HARP”).  A U.S. federal government program designed to help eligible homeowners refinance their existing mortgage loans. The mortgage must be owned or guaranteed by a GSE, originated during a defined time period, and applicants must be up-to-date on their mortgage payments but unable to obtain refinancing because the value of their homes has declined.

Home Equity Conversion Mortgage (“HECM”).  Reverse mortgage loans issued by FHA. HECMs provide seniors aged 62 and older with a loan secured by their home which can be taken as a lump sum, line of credit, or scheduled payments. HECM loan balances grow over the loan term through borrower draws of scheduled payments or line of credit draws as well as through the accrual of interest and FHA mortgage insurance premiums. In accordance with FHA guidelines, HECMs are designed to repay through foreclosure and subsequent liquidation of loan collateral after the loan becomes due and payable. Shortfalls experienced by the servicer of the HECM through the foreclosure and liquidation process can be claimed to FHA in accordance with applicable guidelines.

HECM mortgage-backed securities (“HMBS”). A type of asset-backed security that is secured by a group of HECM loans.

 Interest Rate Lock Commitments (“IRLC”).  Agreements under which the interest rate and the maximum amount of the mortgage loan are set prior to funding the mortgage loan.

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

Loan-to-Value Ratio (“LTV”).  The unpaid principal balance of a mortgage loan as a percentage of the total appraised or market value of the property that secures the loan. An LTV over 100% indicates that the UPB of the mortgage loan exceeds the value of the property.

Lock period. A set of periods of time that a lender will guarantee a specific rate is set prior to funding the mortgage loan.

Loss Mitigation.  The range of servicing activities provided by a servicer in an attempt to minimize the losses suffered by the owner of a defaulted mortgage loan. Loss mitigation techniques include short-sales, deed-in-lieu of foreclosures and loan modifications, among other options.

77 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Mortgage-Backed Securities (“MBS”). A type of asset-backed security that is secured by a group of mortgage loans.

Mortgage Servicing Right (“MSRs”).  The right and obligation to service a loan or pool of loans and to receive a servicing fee as well as certain ancillary income. MSRs may be bought and sold, resulting in the transfer of loan servicing obligations. MSRs are designated as such when the benefits of servicing the loans are expected to adequately compensate the servicer for performing the servicing.

MSR Facility.  A line of credit backed by mortgage servicing rights that is used for financing purposes.  In certain cases, these lines may be a sub-limit of another warehouse facility or alternatively exist on a stand-alone basis.  These facilities allow for same or next day draws at the request of the borrower.

Mortgage Servicing Liability (“MSL”).  The right and obligation to service a loan or pool of loans and to receive a servicing fee as well as certain ancillary income. MSLs may be bought and sold, resulting in the transfer of loan servicing obligations. MSLs are designated as such when the benefits of servicing the loans are not expected to adequately compensate the servicer for performing the servicing.

Non-Conforming Loan.  A mortgage loan that does not meet the standards of eligibility for purchase or securitization by Fannie Mae, Freddie Mac or Ginnie Mae.

Originations.  The process through which a lender provides a mortgage loan to a borrower.

Pull through adjusted lock volume. Represents the expected funding from locks taken during the period.

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

Private Label Securitizations. Securitizations that do not meet the criteria set by Fannie Mae, Freddie Mac or Ginnie Mae.

Real Estate Owned (”REO”).  Property acquired by the servicer on behalf of the owner of a mortgage loan or pool of mortgage loans, usually through foreclosure or a deed-in-lieu of foreclosure on a defaulted loan. The servicer or a third-party real estate management firm is responsible for selling the REO. Net proceeds of the sale are returned to the owner of the related loan or loans. In most cases, the sale of REO does not generate enough to pay off the balance of the loan underlying the REO, causing a loss to the owner of the related mortgage loan.

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

Reverse Mortgage Loan.  A reverse mortgage loan, most commonly a Home Equity Conversion Mortgage, enables seniors to borrow against the value of their home, and no payment of principal or interest is required until the death of the borrower or the sale of the home. These loans are designed to go through the foreclosure and claim process to recover loan balance.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 78

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

Subservicing.  Subservicing is the process of outsourcing the duties of the primary servicer to a third-party servicer. The third-party servicer performs the servicing responsibilities for a fee and is typically not responsible for making servicing advances, which are subsequently reimbursed by the primary servicer. The primary servicer is contractually liable to the owner of the loans for the activities of the subservicer.

Unpaid Principal Balance (“UPB”).  The amount of principal outstanding on a mortgage loan or a pool of mortgage loans. UPB is used together with the servicing fees and ancillary incomes as a means of estimating the future revenue stream for a servicer.

U.S. Department of Agriculture (“USDA”). The USDA is a cabinet-level department of the U.S. federal government, which guarantees certain home loans for qualified borrowers.

Warehouse Facility.  A type of line of credit facility used to temporarily finance mortgage loan originations to be sold in the secondary market. Pursuant to a warehouse facility, a loan originator typically agrees to transfer to a counterparty certain mortgage loans against the transfer of funds by the counterpart, with a simultaneous agreement by the counterpart to transfer the loans back to the originator at a date certain, or on demand, against the transfer of funds from the originator.

Wholesale Originations. A type of mortgage loan origination pursuant to which a lender acquires refinancing and purchase money mortgage loans from third party correspondent lenders where the lender funds the loan.

79 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

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

•	an increase in interest rates could also adversely affect our production margins due to increased competition among originators;

Xome Segment

•	an increase in interest rates could adversely affect Xome Exchange’s property sales, particularly non-distressed sales, as financing may become less attractive to borrowers; and

•
a substantial and sustained increase in prevailing interest rates could adversely affect the loan origination volumes of Xome’s clients since refinancing and purchase loans would be less attractive to borrowers, which would in turn adversely impact Xome Services’ valuation and title order volume.

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 80

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

We used December 31, 2019 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2019 given hypothetical instantaneous parallel shifts in the yield curve. Results could differ materially.

Table 36. Change in Fair Value

	December 31, 2019
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(248)	$244
Mortgage loans held for sale at fair value	20	(24)
Derivative financial instruments:
Interest rate lock commitments	25	(32)
Forward MBS trades	(11)	13
Total change in assets	(214)	201

Increase (decrease) in liabilities
Mortgage servicing rights liabilities at fair value	(4)	4
Excess spread financing at fair value	(50)	52
Derivative financial instruments:
Interest rate lock commitments	(4)	5
Forward MBS trades	33	(41)
Total change in liabilities	(25)	20
Total, net change	$(189)	$181

81 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm	83
Consolidated Balance Sheets as of December 31, 2019 and 2018	84
Consolidated Statements of Operations for the Year Ended December 31, 2019 and the Five Months Ended December 31, 2018 (Successor) and for the Seven Months Ended July 31, 2018 and the Year Ended December 31, 2017 (Predecessor)	85
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2019 and the Five Months Ended December 31, 2018 (Successor) and for the Seven Months Ended July 31, 2018 and the Year Ended December 31, 2017 (Predecessor)	86
Consolidated Statements of Cash Flows for the Year Ended December 31, 2019 and the Five Months Ended December 31, 2018 (Successor) and for the Seven Months Ended July 31, 2018 and the Year Ended December 31, 2017 (Predecessor)	87
Notes to Consolidated Financial Statements	89

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 82

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mr. Cooper Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mr. Cooper Group Inc. (the Company) as of December 31, 2019 and 2018 (Successor), the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2019 (Successor) and for the five months ended December 31, 2018 (Successor), and the related notes. We have also audited the related consolidated statements of operations, stockholders’ equity and cash flows of Nationstar Mortgage Holdings Inc. (Nationstar) for the seven months ended July 31, 2018 (Predecessor) and for the year ended December 31, 2017 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 (Successor), the results of its operations and its cash flows for the year ended December 31, 2019 (Successor) and for the five months ended December 31, 2018 (Successor), in conformity with U.S. generally accepted accounting principles. It is also our opinion that the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nationstar for the seven months ended July 31, 2018 (Predecessor) and for the year ended December 31, 2017 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

Dallas, Texas
February 28, 2020

83 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Consolidated Financial Statements

MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	Successor
	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$329	$242
Restricted cash	283	319
Mortgage servicing rights, $3,496 and $3,665 at fair value, respectively	3,502	3,676
Advances and other receivables, net of reserves of $175 and $47, respectively	988	1,194
Reverse mortgage interests, net of reserves of $3 and $13, respectively	6,279	7,934
Mortgage loans held for sale at fair value	4,077	1,631
Mortgage loans held for investment at fair value	—	119
Property and equipment, net of accumulated depreciation of $55 and $16, respectively	112	96
Deferred tax assets, net	1,345	967
Other assets	1,390	795
Total assets	$18,305	$16,973

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,366	$2,459
Advance facilities, net	422	595
Warehouse facilities, net	4,575	2,349
Payables and other liabilities	2,016	1,543
MSR related liabilities - nonrecourse at fair value	1,348	1,216
Mortgage servicing liabilities	61	71
Other nonrecourse debt, net	5,286	6,795
Total liabilities	16,074	15,028
Commitments and contingencies (Note 21)
Preferred stock at $0.00001 - 10 million shares authorized, 1 million shares issued and outstanding, respectively; aggregate liquidation preference of ten dollars, respectively	—	—
Common stock at $0.01 par value - 300 million authorized, 91.1 million and 90.8 million shares issued, respectively	1	1
Additional paid-in-capital	1,109	1,093
Retained earnings	1,122	848
Total Mr. Cooper stockholders’ equity	2,232	1,942
Non-controlling interests	(1)	3
Total stockholders’ equity	2,231	1,945
Total liabilities and stockholders’ equity	$18,305	$16,973
See accompanying Notes to Consolidated Financial Statements.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 84

MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Year Ended December 31, 2017
Revenues:
Service related, net	$909	$418	$901	$1,043
Net gain on mortgage loans held for sale	1,098	176	295	607
Total revenues	2,007	594	1,196	1,650
Expenses:
Salaries, wages and benefits	957	337	426	742
General and administrative	894	370	519	733
Total expenses	1,851	707	945	1,475
Other income (expenses), net:
Interest income	605	256	333	597
Interest expense	(779)	(293)	(388)	(731)
Other income, net	15	13	6	3
Total other income (expenses), net	(159)	(24)	(49)	(131)
(Loss) income before income tax (benefit) expense	(3)	(137)	202	44
Less: Income tax (benefit) expense	(273)	(1,021)	48	13
Net income	270	884	154	31
Less: Net (loss) income attributable to non-controlling interests	(4)	—	—	1
Net income attributable to Successor/Predecessor	274	884	154	30
Less: Undistributed earnings attributable to participating stockholders	2	8	—	—
Net income attributable to common stockholders	$272	$876	$154	$30

Net income per common share attributable to Successor/Predecessor common stockholders:
Basic	$2.99	$9.65	$1.57	$0.31
Diluted	$2.95	$9.54	$1.55	$0.30
See accompanying Notes to Consolidated Financial Statements.

85 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares Amount	Total Nationstar Stockholders’ Equity and Mr. Cooper Stockholders’ Equity, respectively	Non-controlling Interests	Total Equity
Predecessor
Balance at January 1, 2017	—	$—	97,497	$1	$1,122	$701	$(147)	$1,677	$6	$1,683
Shares issued / (surrendered) under incentive compensation plan	—	—	231	—	(3)	—	(1)	(4)	—	(4)
Share-based compensation	—	—	—	—	17	—	—	17	—	17
Dividends to non-controlling interests	—	—	—	—	(5)	—	—	(5)	—	(5)
Net income	—	—	—	—	—	30	—	30	1	31
Balance at December 31, 2017	—	—	97,728	1	1,131	731	(148)	1,715	7	1,722
Shares issued / (surrendered) under incentive compensation plan	—	—	450	—	(6)	—	(3)	(9)	—	(9)
Share-based compensation	—	—	—	—	17	—	—	17	—	17
Dividends to non-controlling interests	—	—	—	—	5	—	—	5	(6)	(1)
Net income	—	—	—	—	—	154	—	154	—	154
Balance at July 31, 2018	—	$—	98,178	$1	$1,147	$885	$(151)	$1,882	$1	$1,883

Successor
Balance at August 1, 2018	1,000	$—	90,806	$1	$1,091	$(36)	$—	$1,056	$—	$1,056
Non-controlling interests acquired	—	—	—	—	—	—	—	—	3	3
Shares issued under incentive compensation plan	—	—	15	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2	—	—	2	—	2
Net income	—	—	—	—	—	884	—	884	—	884
Balance at December 31, 2018	1,000	—	90,821	1	1,093	848	—	1,942	3	1,945
Shares issued / (surrendered) under incentive compensation plan	—	—	297	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	18	—	—	18	—	18
Net income (loss)	—	—	—	—	—	274	—	274	(4)	270
Balance at December 31, 2019	1,000	$—	91,118	$1	$1,109	$1,122	$—	$2,232	$(1)	$2,231
See accompanying Notes to Consolidated Financial Statements.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 86

MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Year Ended December 31, 2017
Operating Activities
Net income	$270	$884	$154	$31
Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax (benefit) expense	(366)	(1,021)	63	(46)
Net gain on mortgage loans held for sale	(1,098)	(176)	(295)	(607)
Interest income on reverse mortgage loans	(307)	(206)	(274)	(490)
Loss (gain) on sale of assets	2	—	(9)	(8)
MSL related increased obligation	—	—	59	—
Provision for servicing reserves	66	38	70	148
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	1,005	225	(177)	430
Fair value changes in excess spread financing	(169)	5	81	12
Fair value changes in mortgage servicing rights financing liability	5	6	16	(17)
Fair value changes in mortgage loans held for investment	(3)	(2)	—	—
Amortization of premiums, net of discount accretion	(32)	9	8	82
Depreciation and amortization for property and equipment and intangible assets	91	39	33	59
Share-based compensation	18	2	17	17
Other loss	11	—	3	6
Repurchases of forward loan assets out of Ginnie Mae securitizations	(2,895)	(527)	(544)	(1,249)
Mortgage loans originated and purchased for sale, net of fees	(40,257)	(8,888)	(12,328)	(19,159)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	41,948	9,405	13,392	20,776
Changes in assets and liabilities:
Advances and other receivables	228	43	377	(30)
Reverse mortgage interests	2,192	1,544	1,601	1,672
Other assets	78	(61)	(41)	(75)
Payables and other liabilities	(85)	(68)	88	(193)
Net cash attributable to operating activities	702	1,251	2,294	1,359

Investing Activities
Acquisitions, net of cash acquired	(85)	(33)	—	—
Property and equipment additions, net of disposals	(49)	(15)	(40)	(42)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(547)	(307)	(134)	(63)
Net payment related to acquisition of HECM related receivables	—	—	(1)	—
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM-related receivables	—	—	—	16
Proceeds on sale of forward and reverse mortgage servicing rights	343	105	—	71
Proceeds on sale of assets	—	—	13	16
Purchase of cost-method investments	—	—	—	(4)
Net cash attributable to investing activities	(338)	(250)	(162)	(6)
Continued on following page. See accompanying Notes to Consolidated Financial Statements.

87 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Year Ended December 31, 2017
Financing Activities
Increase (decrease) in warehouse facilities	1,704	(351)	(585)	863
(Decrease) increase in advance facilities	(186)	45	(305)	(241)
Repayment of notes payable	(294)	—	—	—
Proceeds from issuance of HECM securitizations	751	343	759	707
Proceeds from sale of HECM securitizations	20	—	—	—
Repayment of HECM securitizations	(870)	(374)	(448)	(572)
Proceeds from issuance of participating interest financing	277	112	208	575
Repayment of participating interest financing	(1,868)	(943)	(1,599)	(2,597)
Proceeds from issuance of excess spread financing	542	255	70	—
Repayment of excess spread financing	(27)	(38)	(3)	(23)
Settlement of excess spread financing	(219)	(77)	(105)	(207)
Repayment of nonrecourse debt - legacy assets	(29)	(6)	(7)	(15)
Redemption and repayment of unsecured senior notes	(100)	(1,030)	(62)	(123)
Repayment of finance lease liability	(4)	—	—	—
Proceeds from non-controlling interests	—	3	—	—
Surrender of shares relating to stock vesting	(2)	—	(9)	(4)
Debt financing costs	(8)	(2)	(24)	(13)
Dividends to non-controlling interests	—	—	(1)	(5)
Net cash attributable to financing activities	(313)	(2,063)	(2,111)	(1,655)
Net increase (decrease) in cash and cash equivalents	51	(1,062)	21	(302)
Cash and cash equivalents - beginning of period	561	1,623	575	877
Cash and cash equivalents - end of period(1)	$612	$561	$596	$575

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$174	$283	$417	$765
Net cash paid (refunded) for income taxes	$42	$(37)	$36	$102

Supplemental Disclosures of Non-cash Investing Activities
Forward mortgage servicing rights sales price holdback	$49	$—	$—	$—
Purchase of forward mortgage servicing rights	$28	$—	$—	$—

(1)	The following table provides a reconciliation of cash, cash equivalents and restricted cash to amount reported within the consolidated balance sheets.

	Successor		Predecessor
	December 31, 2019	December 31, 2018	July 31, 2018	December 31, 2017
Cash and cash equivalents	$329	$242	$166	$215
Restricted cash	283	319	430	360
Total cash, cash equivalents and restricted cash	$612	$561	$596	$575

See accompanying Notes to Consolidated Financial Statements.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 88

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

Mr. Cooper, which was previously known as WMIH Corp. (“WMIH”), is a corporation duly organized and existing under the laws of the State of Delaware since May 11, 2015. On July 31, 2018, Wand Merger Corporation, a wholly owned subsidiary of WMIH merged with and into Nationstar Mortgage Holdings Inc. (“Nationstar”), with Nationstar continuing as a wholly owned subsidiary of WMIH (the “Merger”). Prior to the Merger, WMIH had limited operations other than its reinsurance business that operated in runoff mode and focused on identifying and consummating an accretive acquisition transaction across a broad array of industries, with a primary focus on the financial institutions sector. As a result of the Merger, shares of Nationstar common stock were delisted from the New York Stock Exchange. Following the Merger closing, the combined company traded on NASDAQ under the ticker symbol “WMIH” until October 10, 2018, when WMIH changed its name to “Mr. Cooper Group Inc.” and its ticker symbol to “COOP”.

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

Pursuant to the Merger, Nationstar is considered the predecessor company. Therefore, the Company is providing additional information in the accompanying consolidated financial statements regarding Nationstar’s business for periods prior to July 31, 2018. The predecessor’s company financial information is labeled “Predecessor” in these consolidated financial statements.

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

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, other entities in which the Company has a controlling financial interest, and those variable interest entities (“VIE”) where the Company’s wholly owned subsidiaries are the primary beneficiaries. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date the Company ceases to be the primary beneficiary. The Company applies the equity method of accounting to investments where it is able to exercise significant influence, but not control, over the policies and procedures of the entity and owns less than 50% of the voting interests. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. Intercompany balances and transactions on consolidated entities have been eliminated.

89 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

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

Recent Accounting Guidance Adopted
Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), and No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), primarily impact lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. ASU 2016-02 was effective for the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company has elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and has not restated comparative periods. The Company elected the package of practical expedients, which, among other items, permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease recognition exemption for all leases that qualify. Under this practical expedient, for those leases that qualify, the Company does not recognize right-of-use (“ROU”) assets or lease liabilities, which includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of our leases. The Company did not elect the use-of-hindsight practical expedient. As a result of implementing ASU 2016-02, the Company recognized an operating lease ROU asset of $114 and an operating lease liability of $124 on January 1, 2019, with no impact on its consolidated statement of operations. The ROU asset and operating lease liability are recorded in other assets, and payables and other liabilities, respectively, in the consolidated balance sheets. See Note 9, Leases, for additional information.

Accounting Standards Update No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40 - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (“ASU 2018-15”) aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 was effective for the Company on January 1, 2020. Early adoption is permitted, including adoption in any interim period. In the first quarter of 2019, the Company early adopted ASU 2018-15. The standard did not have a material impact to the Company’s consolidated financial statements.

2. Significant Accounting Policies

The significant accounting policies described below were implemented by Nationstar and applied to the Predecessor’s financial statements, unless otherwise noted. Upon the consummation of the Merger, the Company adopted these significant accounting policies, which are applicable to the Successor’s financial statements.

Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash on hand and other interest-bearing investments with original maturity dates of 90 days or less.

Restricted Cash
Restricted cash includes collected funds pledged to certain advance and warehouse facilities, collected fees payable to third parties, and contractual escrow funds.

Mortgage Servicing Rights (“MSR”)
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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 90

For MSRs initially recorded and subsequently measured at fair value, the fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing the underlying loans. The Company determines the fair value of the MSRs by the use of a discounted cash flow model which incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues, float earnings and other assumptions (including costs to service) that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The credit quality and stated interest rates of the forward loans underlying the MSRs affects the assumptions used in the cash flow models. The Company obtains third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model. Fair value adjustments are recorded within revenues - service related, net in the consolidated statements of operations. The Company receives a base servicing fee annually on the outstanding principal balances of the loans, which is collected from investors.

Additionally, the Company owns servicing rights for certain reverse mortgage loans. For this separate class of servicing rights, the Company initially records an MSR or mortgage servicing liability (“MSL”) on the acquisition date based on the fair value of the future cash flows associated with the pool and whether adequate compensation is to be received for servicing. The Company applies the amortized cost method for subsequent measurement of the loan pools with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and the MSL accreted ratably over the expected life of the portfolio. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying mortgages. The Company adjusts MSR amortization and MSL accretion prospectively in response to changes in estimated projections of future cash flows. Reverse MSRs and MSLs are stratified and evaluated each reporting period for impairment or increased obligation, as applicable, based on predominant risk characteristics of the underlying serviced loans. These stratification characteristics include investor, loan type (fixed or adjustable rate), term and interest rate. Impairment of the MSR or additional obligation associated with the MSL are recorded through a valuation allowance, unless considered other-than-temporary, and are recognized as a charge to general and administrative expense. Amounts amortized or accreted are recognized as an adjustment to revenues - service related, net, along with monthly servicing fees received, generally stated at a fixed rate per loan.

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

The Company may also acquire servicer advances in connection with the acquisition of MSRs through asset acquisitions or business combinations. These advances are recorded at their relative fair value amounts upon acquisition. The Company records receivables upon determining that collection of amounts due from loan proceeds, investors, mortgage insurers, or prior servicers is probable. Reserves related to recoverability of advances and other receivables are discussed below in Reserves for Forward Servicing Activity.

As a result of the Merger and the acquisition of Pacific Union, the Advances and Other Receivables assets were recorded at their estimated fair value as of the acquisition date. In both transactions, recording the estimated fair value resulted in a discount within Advances and Other Receivables. Subsequently, this discount will be utilized as the advance balances associated with the discount are recovered or written off.

91 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Reverse Mortgage Interests, Net
Reverse mortgage interests are comprised of the Company’s interest in reverse mortgage loans that consists of participating interests in Home Equity Conversion Mortgages (“HECMs”) mortgage-backed securities (“HMBS”), other interests securitized and unsecuritized interests, as well as related claims receivables and real estate owned (“REO”) related receivables. The Company acquires and services interests in reverse mortgage loans insured by the Federal Housing Administration (“FHA”) known as HECMs. HECMs provide seniors aged 62 and older with a loan secured by their home which can be taken as a lump sum, line of credit, or scheduled payments. HECM loan balances grow over the loan term through borrower draws of scheduled payments or line of credit draws, funded by the Company, as well as through the accrual of interest, servicing fees and FHA mortgage insurance premiums. Growth in the loan balances are capitalized and recorded as reverse mortgage interests within the Company’s consolidated balance sheet. Additionally, loan balances including borrower draws, mortgage insurance premiums, and servicing fees may be eligible for securitization through Ginnie Mae’s HMBS program. In accordance with FHA guidelines, the HECM’s recovery is through assignment to the Department of Housing and Urban Development (“HUD”) under the FHA guide or foreclosure and subsequent liquidation of loan collateral after the loan becomes due and payable. Shortfalls experienced by the servicer of the HECM through the foreclosure and liquidation process can be claimed to FHA in accordance with applicable guidelines. Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria and have been repurchased out of HMBS. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount (“MCA”) established at origination in accordance with HMBS program guidelines.

As the HECM loan moves through the foreclosure and claims process, the Company classifies reverse mortgage interests as REO related receivables and HECM related receivables, respectively. Interest income is accrued monthly based upon the borrower interest rates within interest income on the consolidated statements of operations. The Company includes the cash outflow from funding these amounts as operating activities in the consolidated statements of cash flows as a component of reverse mortgage interests.

The Company is an authorized Ginnie Mae (“GNMA”) HMBS program issuer and servicer. In accordance with GNMA HMBS program guidelines, borrower draws of scheduled payments or line of credit draws, servicing fee and interest accruals and mortgage insurance premium accruals are eligible for HMBS participation securitizations as each of these items increases underlying HECM loan balances. The Company pools and securitizes such eligible items into GNMA HMBS as issuer and servicer. In accordance with the HMBS program, issuers are responsible for purchasing HECM loans out of the HMBS pool when the outstanding principal balance of the related HECM loan is equal or greater than 98% of the maximum claim amount at which point the HECM loans are no longer eligible to remain in the HMBS pool. Upon purchase from the HMBS pool, the Company will assign active HECM loans to HUD or a prior servicer (as applicable and permitted by acquisition agreements) or service inactive HECM loans through foreclosure and liquidation. Based upon the structure of the GNMA HMBS program, the Company has determined that the securitizations of the HECM loans into HMBS pools do not meet all requirements for sale accounting. Accordingly, these transactions are accounted for as secured borrowings.

If the Company has repurchased an inactive HECM loan that cannot be assigned to HUD, the Company may pool and securitize these loans into a private HECM securitization. These securitizations are also recorded as secured borrowings in the consolidated balance sheets. Interest expense on the participating interest financing is accrued monthly based upon the underlying HMBS rates and is recorded to interest expense in the consolidated statements of operations. Both the acquisition and assumption of HECM loans and related GNMA HMBS debt are presented as investing and financing activities, respectively, in the consolidated statements of cash flows. Subsequent proceeds received from securitizations, and subsequent repayments on the securitized debt are presented as financing activities in the consolidated statements of cash flows. Reserves related to recoverability of reverse mortgage interests are discussed below in Reserves for Reverse Mortgage Interests.

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 92

Mortgage Loans Held for Sale
The Company originates prime residential mortgage loans with the intention of selling such loans on a servicing-retained basis in the secondary market. As these loans are originated with intent to sell, the loans are classified as held for sale and the Company has elected to measure these loans held for sale at fair value. The Company estimates fair value of mortgage loans held for sale by using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for individual loan characteristics. In connection with the Company’s election to measure originated mortgage loans held for sale at fair value, the Company records the loan originations fees when earned, net of direct loan originations costs associated with these loans. Loan origination fees, gains or losses recognized upon sale of loans, and fair value adjustments are recorded in net gain on sale of mortgage loans held for sale in the consolidated statements of operations.

The Company may repurchase loans that were previously transferred to GNMA if those loans meet certain criteria, including being delinquent greater than 90 days. It is the Company’s intention to sell such loans; therefore, the Company classifies such loans as loans held for sale and has elected to measure these repurchased loans at fair value.

Mortgage Loans Held for Investment
Mortgage loans held for investment consisted of nonconforming or subprime mortgage loans that were transferred in 2009 from mortgage loans held for sale at fair value. In connection with the Merger, the Company elected the fair value option for mortgage loans held for investment effective August 1, 2018. The Company determines the fair value of loans held for investment, on a recurring basis, based on various underlying attributes such as market participants’ views, loan delinquency, recent observable loan pricing and sales for similar loans, individual loan characteristics and internal market evaluation. These internal market evaluations require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. The Predecessor recorded mortgage loans held for investment at amortized cost. In September 2019, the Company collapsed Trust 2009-A and executed the sale of the loans held in the trust. As of December 31, 2019, the Company has no financial instruments classified as mortgage loans held for investment.

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

The Company has elected to measure the outstanding financings related to the excess spread financing agreements at fair value with all changes in fair value recorded to revenues - service related, net in the consolidated statements of operations. The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value.

Mortgage Servicing Rights Financing
The Company has entered into certain transactions with third parties to sell a contractually specified base fee component of certain MSRs and servicer advances under specified terms. The Company evaluated these transactions to determine if they are sales or secured borrowings. When these transfers qualify for sale treatment, the Company derecognizes the transferred assets in its consolidated balance sheets. The Company has determined that for a portion of these transactions, the related MSRs sales are contingent on the receipt of consents from various third parties. Until these required consents are obtained, for accounting purposes, legal ownership of the MSR’s continues to reside with the Company. The Company continues to account for the MSRs in its consolidated balance sheets. In addition, the Company records a mortgage servicing rights financing liability associated with this financing transaction. Counterparty payments related to this financing arrangement are recorded as an adjustment to the Company’s revenues - service related, net in the consolidated statement of operations.

93 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The Company has elected to measure the mortgage servicing rights financing liabilities at fair value with all changes in fair value recorded to revenues - service related, net in the consolidated statements of operations. The fair value on mortgage servicing right financings is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments.

Revenue Recognition
Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as the Company’s loans and derivatives, as well as revenue related to the Company’s mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. All revenues from Xome fall within the scope of ASC 606.

Revenues from Servicing Activities

•
Revenues from Forward Servicing Activities - Service related revenues primarily include contractually specified servicing fees, late charges, prepayment penalties and other ancillary revenues. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as earned, which is generally upon collection of the payments from the borrower. Corresponding loan servicing costs are charged to expense as incurred. The Company recognizes ancillary revenues and earnings on float as they are earned, which is generally upon collection of the payments from the borrower.

In addition, the Company receives various fees in the course of providing servicing on its various portfolios. These fees include modification fees for modifications performed outside of government programs, modification fees for modifications pursuant to various government programs, and incentive fees for servicing performance on specific government-sponsored entities (“GSE”) portfolios. Fees recorded on modifications of mortgage loans serviced by the Company for others are recognized on collection and are recorded as a component of revenues - service related, net. Fees recorded on modifications pursuant to various government programs are recognized based upon completion of all necessary steps by the Company and the minimum loan performance time frame to establish eligibility for the fee. Revenue earned on modifications pursuant to various government programs is included as a component of revenues - service related, net. Incentive fees for servicing performance on specific GSE portfolios are recognized as various incentive standards are achieved and are recorded as a component of revenues - service related, net.

The Company also acts as a subservicer for certain parties that own the underlying servicing rights and receives subservicing fees, which are typically a stated monthly fee per loan that varies based on types of loans. Fees related to the subserviced portfolio are accrued in the period the services are performed.

•
Revenues from Reverse Mortgage Servicing and Reverse Mortgage Interests - The Company performs servicing of reverse mortgage loans, similar to its forward servicing business, and receives servicing fees from investors, which are recorded in revenues - service related, net in the consolidated statements of operations. For reverse mortgage interests, where the Company records entire participating interest in HECM loans, the Company accrues interest in accordance with FHA guidelines and records interest income on the consolidated statements of operations.

Revenues from Origination Activities

•
Revenues from Origination and other loan fees - Loan origination and other loan fees generally represent flat, per-loan fee amounts and are recognized as revenue, net of loan origination costs, at the time the loans are funded.

•
Net gain on mortgage loans held for sale - Net gain on loans held for sale includes the realized and unrealized gains and losses on sales of mortgage loans, as well as the changes in fair value of all loan-related derivatives, including interest rate lock commitments.

Revenues from Xome
Xome’s operations are comprised of Exchange, Services and Data/Technology, as follows:

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 94

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

Reserves for Origination Activity
The Company provides for reserves, included within payables and accrued liabilities, in connection with loan origination activities. Reserves on loan origination activities primarily include reserves for the repurchase of loans from GSEs, GNMA, and third-party investors primarily due to delinquency or foreclosure and are initially recorded upon sale of the loan to a third party with subsequent reserves recorded based on repurchase demands. The provision for reserves associated with loan origination activities is a component of net gain on mortgage loans held for sale on the consolidated statements of operations.

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

Reserves for Forward Servicing Activity
In connection with forward loan servicing activities, the Company records reserves primarily for the recoverability of advances from investors, interest claims, and mortgage insurance claims. Reserves for advances and other receivables associated with loans in the MSR portfolio are considered within the MSR valuation, and the provision expense for such advances is recorded in the mark-to-market adjustment in revenues - service related, net in the consolidated statement of operations. Such valuation gives consideration to the expected cash outflows and inflows for advances and other receivables in accordance with the fair value framework. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables, net. As loans serviced transfer out of the MSR portfolio, any negative MSR value associated with the loans transferred is reclassified from the MSR to the reserve within advances and other receivables, net, to the extent such reserves continue to be required for balances remaining on the consolidated balance sheets. Management evaluates reserves for sufficiency each reporting period and any additional reserve requirements are recorded as a provision in general and administrative expense, as needed.

The Company records reserves for advances and other receivables and evaluates the sufficiency of such reserves through internal models considering both historical and expected recovery rates on claims filed with government agencies, government sponsored enterprises, vendors, prior servicer and other counterparties. Key assumptions used in the model include but are not limited to expected recovery rates by loan types and aging of the receivable. Recovery of advances and other receivables is subject to judgment based on the Company’s assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Management reviews recorded advances and other receivables and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written-off against the reserve.

95 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

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

Amounts Due from Prior Servicers
The Company services its loan portfolios under guidelines set forth by regulatory agencies and investor guidelines. Operational losses can be incurred if the underlying loans are not serviced in accordance with established guidelines, resulting in the assessment of fines and the inability to recover interest and costs incurred. Prior servicers associated with the underlying loans may have contributed to the losses if their prior servicing practices did not allow for timely compliance with servicing guidelines set forth. To mitigate the risk of loss to the Company, indemnification provisions are incorporated into the executed acquisition and servicing agreements that allow for the recovery of realized losses which can be attributed to prior servicers. As part of its servicing operations, the Company estimates and records an asset in advances and other receivables on the consolidated balance sheet for probable recoveries from prior servicers for their respective portion of these losses. Estimated recoveries from prior servicers are based on management’s best estimate of allocated losses among servicing parties, terms of the indemnification provisions, prior recovery experience, current negotiations and the servicer’s ability to pay requested amounts. The Company updates its estimate of recovery each reporting period based on the facts and circumstances known at the time. Recovery of amounts due from prior servicers is subject to judgment based on the Company’s assessment of the prior servicer’s responsibility for losses incurred, its ability to provide related support for such amounts and its ability to effectively negotiate settlement of amounts due from prior servicers if needed.

Property and Equipment, Net
Property and equipment, net is comprised of building, furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred which is included in general and administrative expenses in the consolidated statements of operations. Depreciation, which includes depreciation and amortization on capital leases, is recorded using the straight-line method over the estimated useful lives of the related assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time through a charge or credit to general and administrative expenses. Costs to internally develop computer software are capitalized during the development stage and include external direct costs of materials and services as well as employee costs related to time spent on the project.

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

Leases
If the Company determines an arrangement contains a lease or lease components, then the lease will be accounted for under ASU 2016-02 and classified as either finance or operating. At the lease commencement date, the Company recognizes a leased ROU asset and corresponding lease liability based on the present value of the lease payments over the lease term. Leased ROU assets are tested for impairment in accordance with ASC 360, Property, Plant, and Equipment.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 96

Leases primarily consist of various corporate and other office facilities. Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and payables and other liabilities, respectively, on the consolidated balance sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date, as most of the Company’s leases do not provide an implicit rate. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses in the consolidated statements of operations.

A finance lease is recorded as a leased property or equipment asset with a corresponding finance lease liability at an amount equal to the present value of minimum lease payments at the commencement date. Assets acquired under a finance lease are depreciated on a straight-line basis based on the shorter of the Company’s depreciation policy for owned assets (i.e. useful life) or the lease term. Lease payments are allocated between a reduction of the lease liability and interest expense to produce a constant periodic interest rate on the remaining balance of the lease liability. Interest expense on the lease liability is recognized separately from the amortization of the leased ROU asset in the consolidated statements of operations. Finance lease assets and liabilities are included in property and equipment, net, and payables and other liabilities on the consolidated balance sheets, respectively.

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

The Company consolidates SPEs connected with both forward and reverse mortgage activities. See Note 14, Securitizations and Financings, for more information on Company SPEs, and Note 12, Indebtedness, for certain debt activity connected with SPEs.

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

Securitizations Treated as Sales
The Company’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. The Company’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the beneficial interests that are held in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at December 31, 2019, the Company had no other significant assets in its consolidated financial statements related to these trusts. The Company has no obligation to provide financial support to unconsolidated securitization trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of the Company. The general creditors of the Company have no claim on the assets of the trusts. The Company’s exposure to loss as a result of its continuing involvement with the trusts is limited to the carrying values, if any, of its investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. The Company considers the probability of loss arising from its advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 5, Advances and Other Receivables, Net, and Note 4, Mortgage Servicing Rights and Related Liabilities, for additional information regarding advances and MSRs.

97 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

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

IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair values of mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and interest rate lock commitments, are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, the Company is exposed to interest rate risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. IRLCs are considered freestanding derivatives and are recorded at fair value at inception. Loan commitments generally range between 30 days and 90 days, and the Company typically sells mortgage loans within 30 days of origination. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan, and changes in the probability that the loan will fund within the terms of the commitment. Any changes in fair value are recorded in earnings as a component of net gain on mortgage loans held for sale on the consolidated statement of operations and consolidated statement of cash flows.

The Company uses other derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale. These commitments are recorded at fair value based on the dealer’s market. The forward sales commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to the Company. The Company’s expectation of the amount of its interest rate lock commitments that will ultimately close is a key factor in determining the notional amount of derivatives used in economically hedging the position. The Company may also enter into commitments to purchase MBS as part of its overall hedging strategy. The estimated fair values of forward MBS are based on the exchange prices. The changes in value on the forward sales commitments and forward sales of MBS are recorded as a charge or credit to net gain on mortgage loans held for sale on the consolidated statement of operations and consolidated statement of cash flows.

The Company also purchases interest rate swaps, Eurodollar futures and Treasury futures to mitigate exposure to interest rate risk related to cash flows on securitized mortgage borrowings.

Intangible Assets
Intangible assets primarily consist of customer relationships and technology acquired through the acquisition of Nationstar and the acquisition of Assurant Mortgage Solutions (“AMS”). Those intangible assets are deemed to have finite useful lives and are amortized either on a straight-line basis over their estimated useful lives (trade name, technology and internally developed software), or on a basis more representative of the time pattern over which the benefit is derived (customer relationships).

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 98

Goodwill
Goodwill is initially recorded as the excess of the purchase price over the fair value of net assets acquired in a business combination and is subsequently evaluated for impairment at least annually or when events or circumstances make it more likely than not that an impairment may have occurred. Goodwill impairment testing is performed at the reporting unit level, equivalent to a business segment or one level below. The Company has determined that each of its operating segments (Servicing, Originations and Xome) represents a reporting unit, resulting in three total reporting units.

The Company performs its annual goodwill impairment test as of October 1 and monitored for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If the Company chooses to perform a qualitative assessment and determines the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where the Company performs the quantitative goodwill impairment test, the Company compares the fair value of each reporting unit, which the Company primarily determines using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Loans Subject to Repurchase Rights from Ginnie Mae
For certain forward loans sold to GNMA, the Company as the issuer has the unilateral right to repurchase, without GNMA’s prior authorization, any individual loan in a GNMA securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, the Company has effectively regained control over the loan, and under GAAP, must recognize the right to the loan in its consolidated balance sheets and establish a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company recognizes the right to purchase these mortgage loans in other assets at their unpaid principal balances and records a corresponding liability in payables and other liabilities for mortgage loans eligible for repurchase in its consolidated balance sheets.

Interest Income
Interest income is recognized on loans held for sale for the period from loan funding to sale, which is typically within 30 days. Loans are placed on non-accrual status when any portion of the principal or interest is greater than 90 days past due. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis.

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

Advertising Costs
Advertising costs are expensed as incurred and are included as part of general and administrative expenses. The Company incurred advertising costs of $33 and $17 for the year ended December 31, 2019 and five months ended December 31, 2018, respectively. The Predecessor incurred advertising costs of $33 and $57 for the seven months ended July 31, 2018 and the year ended December 31, 2017, respectively.

Income Taxes
The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities.

Deferred income taxes are determined using the balance sheet method. Deferred taxes are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

99 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

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

3. Acquisitions

Acquisition of Pacific Union Financial, LLC
On February 1, 2019, the Company completed the acquisition of all the limited liability units of Pacific Union Financial, LLC (“Pacific Union”), a California limited liability company. Pacific Union was a privately held company that was engaged in the origination, as well as servicing of residential mortgage loans, and operated throughout the United States. The acquisition allows the Company to expand its servicing portfolio and increase its mortgage lending volume and capabilities.

The acquisition has been accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The determination of fair value estimates requires management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments. The final purchase price was $116, paid in cash. Based on the allocation of fair value, goodwill of $40 was recorded, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to the assembled workforce and synergies with the Company’s current operations. $28 and $12 of the goodwill is assigned to the Originations and Servicing segments, respectively, based on expected cash flows, and is expected to be deductible for tax purposes.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 100

Final Estimated Fair Value of Net Assets Acquired:
Cash and cash equivalents	$37
Restricted cash	2
Mortgage servicing rights	271
Advances and other receivables	84
Mortgage loans held for sale	536
Mortgage loans held for investment	1
Property and equipment	8
Other assets	483
Fair value of assets acquired	1,422
Notes payable(1)	294
Advance facilities	13
Warehouse facilities	393
Payables and other liabilities	530
Other nonrecourse debt	129
Fair value of liabilities assumed	1,359
Total fair value of net tangible assets acquired	63
Intangible assets:
Customer relationships(2)	13
Goodwill	40
Final purchase price	$116

(1)	Notes payable was subsequently paid off in February 2019 after the consummation of the acquisition.

(2)	The estimated fair values for customer relationships were measured using the excess earnings method and were determined to have a remaining useful life of 10 years.

The Company incurred total acquisition costs of $4 during the year ended December 31, 2019, of which $2 are included in salaries, wages and benefits expense and $2 in general and administrative expense in the Company’s consolidated statements of operations. The acquisition costs were primarily related to legal, accounting and consulting services.

For the year ended December 31, 2019, the operations contributed by this acquisition generated total revenues of $280 and income before income tax of $140, respectively, which are reported in the Company’s consolidated statements of operations.

The following unaudited pro forma financial information presents the combined results of operations for the year ended December 31, 2019, as if the acquisition had occurred on January 1, 2019.

Year Ended December 31, 2019
(unaudited)
Pro forma total revenues	$2,026

Pro forma net income	$273

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

101 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

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

Total purchase price was approximately $1,777, consisting of cash paid of $1,226 and transferred stock valued at $551. The purchase price was funded from available cash on hand and borrowings under senior unsecured notes (see discussion below). Prior to the acquisition, Nationstar was a publicly held company that earned fees through the delivery of servicing, origination and transaction-based services related primarily to single-family residences throughout the United States. This acquisition marks the Company’s initial entry into the mortgage servicing industry that Nationstar operates in and is consistent with the Company’s business strategy.

On July 13, 2018, Merger Sub closed the offering of $950 aggregate principal amount of 8.125% Notes due 2023 (the “2023 Notes”) and $750 aggregate principal amount of 9.125% Notes due 2026 (the “2026 Notes” and, together with the 2023 Notes, the “New Notes”). The proceeds from the New Notes were used, together with the proceeds from the issuance of the Company’s common stock and the Company’s cash and restricted cash on hand, to consummate the Company’s acquisition of Nationstar and the refinancing of certain Nationstar’s existing debt, and to pay related fees and expenses. At the consummation of the acquisition, Merger Sub merged with and into Nationstar, with Nationstar continuing as a wholly owned subsidiary of the Company. After the Merger, Nationstar assumed all of Merger Sub’s obligations under the New Notes.

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

The table below presents the calculation of aggregate purchase price:

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 102

The final allocation of the purchase price to the acquired assets and liabilities is as follows:

Final Estimated Fair Value of Net Assets Acquired
Cash and cash equivalents	$166
Restricted cash	430
Mortgage servicing rights	3,422
Advances and other receivables	1,262
Reverse mortgage interests	9,189
Mortgage loans held for sale	1,514
Mortgage loans held for investment	125
Property and equipment	96
Other assets	610
Fair value of assets acquired	16,814
Unsecured senior notes	1,830
Advance facilities	551
Warehouse facilities	2,701
Payables and accrued liabilities	1,352
MSR related liabilities—nonrecourse	1,065
Mortgage servicing liabilities	123
Other nonrecourse debt	7,583
Fair value of liabilities assumed	15,205
Total fair value of net tangible assets acquired	1,609
Intangible assets(1)	103
Goodwill	65
Purchase price	$1,777

(1)	The following intangible assets were acquired in the Nationstar acquisition:

	Useful Life (Years)	Fair Value
Customer relationships (i)	6	$61
Tradename (ii)	5	8
Technology (ii)	3-5	11
Internally developed software(iii)	2	23
Total		$103

(i)	The estimated fair values for customer relationships were measured using the excess earnings method.

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

The preliminary allocation of fair value as of December 31, 2018 resulted in goodwill of $10. During the first quarter of 2019, the Company obtained additional information in finalizing its review regarding a market participant view of the cost to service assumption related to the valuation of reverse mortgage assets and liabilities. This additional information was used in finalizing the Company’s review of the fair value of the reverse mortgage assets and liabilities and resulted in a reduction of $24 in reverse mortgage interests, a reduction of $6 in reverse mortgage servicing rights and an increase of $37 in mortgage servicing liabilities. In addition, a reduction of $12 in payables and other liabilities was recorded for the tax impact related to the revised valuation, for a total adjustment to goodwill of $55. During the second quarter of 2019, the Company finalized its allocation of purchase price which did not result in any significant additional measurement period adjustments. Based on the adjustments recorded during the period, there was recorded total goodwill of $65 as of December 31, 2019 after taking into account these measurement period adjustments.

103 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

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

The following unaudited pro forma financial information presents the combined results of operations for the year ended December 31, 2018 as if the transaction had occurred on January 1, 2018:

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

Acquisition of Assurant Mortgage Solutions (“AMS”)
On August 1, 2018, Xome Holdings LLC, a wholly-owned subsidiary of the Company, acquired AMS for $38 in cash with additional contingent consideration dependent on the achievement of certain future performance targets, which was estimated at $15 as of December 31, 2018 for a total estimated purchase price of $53. The acquisition expands Xome’s product footprint and grows its third-party client portfolio across its valuation, title and field services businesses. The Company finalized its purchase price allocation and recorded intangible assets of $24 and goodwill of $13 in 2018. The Company does not expect the entire goodwill balance to be deductible for tax purposes. Under ASC 805, Business Combinations, the contingent consideration was remeasured to fair value on a quarterly basis. As of September 30, 2019, the contingent consideration was remeasured and determined to have zero fair value. The change in the fair value of $15 was included in other income (expenses), net within the consolidated statements of operations for the year ended December 31, 2019.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 104

4. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities:

	Successor
MSRs and Related Liabilities	December 31, 2019	December 31, 2018
Forward MSRs - fair value	$3,496	$3,665
Reverse MSRs - amortized cost	6	11
Mortgage servicing rights	$3,502	$3,676

Mortgage servicing liabilities - amortized cost	$61	$71

Excess spread financing - fair value	$1,311	$1,184
Mortgage servicing rights financing - fair value	37	32
MSR related liabilities - nonrecourse at fair value	$1,348	$1,216

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage (“forward”) loans for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights of both agency and non-agency loans.

The following table sets forth the activities of forward MSRs:

	Successor		Predecessor
Forward MSRs - Fair Value	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Fair value - beginning of period	$3,665	$3,413	$2,937
Additions:
Servicing retained from mortgage loans sold	434	120	162
Purchases of servicing rights(1)	858	479	144
Dispositions:
Sales of servicing assets(2)	(408)	(111)	4
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	(589)	(123)	330
Other changes in fair value	(464)	(113)	(164)
Fair value - end of period	$3,496	$3,665	$3,413

(1)
Purchases of servicing rights during the year ended December 31, 2019 include $271 of mortgage servicing rights that were acquired from Pacific Union. See Note 3, Acquisitions, for further discussion. In addition, on January 3, 2019, the Company entered into a subservicing contract for $24 billion unpaid principal balance in mortgages. The related servicing rights were subsequently purchased on May 1, 2019, resulting in additional $253 servicing rights during the second quarter of 2019.

(2)	Amount for the seven months ended July 31, 2018 is related to the sale of MSRs collateralized by nonperforming loans, which have a negative MSR value.

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company’s continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment. During the year ended December 31, 2019 and five months ended December 31, 2018, the Company sold $35,152 and $10,746 in unpaid principal balance (“UPB”) of forward MSRs, of which $20,560 and none was retained by the Company as subservicer, respectively. During the seven months ended July 31, 2018, the Predecessor sold $1,203 in UPB of forward MSRs, of which $1 was retained by the Predecessor as subservicer.

105 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

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

The following table provides a breakdown of credit sensitive and interest sensitive UPB for the Company’s forward MSRs:

	Successor
	December 31, 2019		December 31, 2018
Forward MSRs - Sensitivity Pools	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$147,895	$1,613	$135,752	$1,495
Interest sensitive	148,887	1,883	159,729	2,170
Total	$296,782	$3,496	$295,481	$3,665

The Company used the following key weighted-average inputs and assumptions in estimating the fair value of forward MSRs:

	Successor
	December 31, 2019	December 31, 2018
Total MSR Portfolio
Discount rate	9.7%	10.2%
Prepayment speeds	13.1%	10.8%
Average life	5.8 years	6.7 years

Credit Sensitive
Discount rate	10.4%	11.3%
Prepayment speeds	12.7%	11.8%
Average life	6.0 years	6.4 years

Interest Sensitive
Discount rate	9.1%	9.3%
Prepayment speeds	13.5%	10.0%
Average life	5.7 years	7.0 years

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 106

The following table shows the hypothetical effect on the fair value of the Company’s forward MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Successor
	Discount Rate		Total Prepayment Speeds
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2019
Mortgage servicing rights	$(127)	$(245)	$(165)	$(317)

December 31, 2018
Mortgage servicing rights	$(137)	$(265)	$(129)	$(250)
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

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
The Company services certain HECM reverse mortgage loans with an unpaid principal balance of $22,725 and $28,415 as of December 31, 2019 and 2018, respectively. The carrying value of reverse mortgage servicing liabilities (“MSL”) was $61 and $71 as of December 31, 2019 and 2018, respectively. For the year ended December 31, 2019 and five months ended December 31, 2018, the Company accreted $47 and $15 of the MSL, respectively. In addition, the Company recorded an MSL adjustment of $37 during the year ended December 31, 2019. The MSL adjustment recorded by the Company relates to the fair value adjustments for MSL assumed from the Merger resulting from the revised cost to service assumption used in the valuation of MSL during the measurement period. See Note 3, Acquisitions, for further information. For the seven months ended July 31, 2018, the Predecessor accreted $11 of the MSL and recorded impairment of $56 in general and administrative expenses. Accretion recorded by the Predecessor relates to previous portfolio acquisitions.

The carrying value of reverse MSR was $6 and $11 as of December 31, 2019 and 2018, respectively. For the year ended December 31, 2019 and five months ended December 31, 2018, the Company recorded $1 and $4 of amortization, respectively. In addition, for the year ended December 31, 2019 the Company recorded other MSR net adjustments of $4. The MSR net adjustments recorded by the Company primarily relates to fair value adjustments for MSR assumed from the Merger resulting from the revised cost to service assumption used in the valuation of MSR during the measurement period. See Note 3, Acquisitions, for further information. For the seven months ended July 31, 2018, the Predecessor recorded an impairment of $4.

The fair value of the MSL was $28 and $53 as of December 31, 2019 and 2018, respectively. The fair value of the reverse MSR was $6 and $11 as of December 31, 2019 and 2018, respectively. Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management’s assessment at December 31, 2019 and 2018, no impairment or increased obligation was needed.

Excess Spread Financing - Fair Value
In order to finance the acquisition of certain MSRs on various Portfolios, the Company has entered into sale and assignment agreements with third parties and sold to these entities the right to receive a specified percentage of the excess cash flow generated from the portfolios in excess of a fixed base servicing fee per loan. The Company retains all the base servicing fee, ancillary income and interest float earnings on principal along with interest payments and escrow, and also incurs costs to service the specified pool. The Company is the legal owner and the servicer of the portfolios and provides all servicing and advancing functions.

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

107 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The Company used the following weighted-average assumptions in the Company’s valuation of excess spread financing:

	Successor
Excess Spread Financing Assumptions	December 31, 2019	December 31, 2018
Discount rate	11.6%	10.4%
Prepayment speeds	12.6%	11.0%
Recapture rate	20.1%	18.6%
Average life	5.8 years	6.5 years

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Successor
	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2019
Excess spread financing	$46	$95	$46	$96

December 31, 2018
Excess spread financing	$47	$99	$38	$81

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

Mortgage Servicing Rights Financing - Fair Value
From December 2013 through June 2014, the Predecessor entered into agreements to sell a contractually specified base servicing fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by third-party investors. The purpose of this transaction was to facilitate the financing of advances for private label mortgages. The Company continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with the Company. Accordingly, the Company records the MSR and an MSR financing liability associated with this transaction in its consolidated balance sheets. The MSR financing liability reflects the incremental costs of this transaction relative to the market participant assumptions contained in the MSR valuation.

The following table sets forth the weighted average assumptions used in the valuation of the mortgage servicing rights financing liability:

	Successor
Mortgage Servicing Rights Financing Assumptions	December 31, 2019	December 31, 2018
Advance financing rates	3.5%	4.2%
Annual advance recovery rates	18.8%	19.0%

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 108

The following table sets forth the items comprising total revenues for the Servicing segment:

	Successor		Predecessor
Total Revenues - Servicing	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Year Ended December 31, 2017
Contractually specified servicing fees(1)	$1,194	$421	$574	$1,003
Other service-related income(1)(2)	182	44	66	168
Incentive and modification income(1)	40	17	37	80
Late fees(1)	110	34	53	89
Reverse servicing fees	31	16	37	58
Mark-to-market adjustments(3)	(505)	(164)	196	(160)
Counterparty revenue share(4)	(284)	(68)	(111)	(230)
Amortization, net of accretion(5)	(236)	(64)	(112)	(242)
Total revenues - Servicing	$532	$236	$740	$766

(1)	Amounts include subservicing related revenues.

(2)
Amount for the year ended December 31, 2019 includes a gain of $21 from the execution of a clean-up call option on a reverse mortgage loan trust, as the Company was master servicer and holder of clean-up call rights.

(3)
Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $62 and $25 for the year ended December 31, 2019 and five months ended December 31, 2018, respectively. The impact of negative modeled cash flows for the Predecessor was $38 for the seven months ended July 31, 2018 and $72 for the year ended December 31, 2017, respectively.

(4)
Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSR financing arrangements.

(5)
Amortization for the Company is net of excess spread accretion of $243 and $53 and MSL accretion of $47 and $15 for the year ended December 31, 2019 and the five months ended December 31, 2018, respectively. Amortization for the Predecessor is net of excess spread accretion of $78 for the seven months ended July 31, 2018 and $161 for the year ended December 31, 2017, respectively. The Predecessor recorded MSL accretion within reverse servicing fees, whereas the Successor has elected to record MSL accretion within Amortization, net of accretion.

5. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following:

	Successor
	December 31, 2019	December 31, 2018
Servicing advances, net of $131 and $205 discount, respectively	$970	$1,000
Receivables from agencies, investors and prior servicers, net of $21 and $48 discount, respectively	193	241
Reserves	(175)	(47)
Total advances and other receivables, net	$988	$1,194

The Company, as loan servicer, is contractually responsible to advance funds on behalf of the borrower and investor primarily for loan principal and interest, property taxes, hazard insurance, and foreclosure costs. Advances are primarily recovered through reimbursement from the investor, proceeds from sale of loan collateral, or mortgage insurance claims. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables.

109 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Successor		Predecessor
Reserves for Advances and Other Receivables	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Balance - beginning of period	$47	$—	$284
Provision and other additions(1)	160	47	69
Write-offs	(32)	—	(56)
Balance - end of period	$175	$47	$297

(1)
The Company recorded a provision of $62 and $25, and the Predecessor recorded a provision of $38 through the MTM adjustments in revenues - service related, net in the consolidated statements of operations for the year ended December 31, 2019, five months ended December 31, 2018 and seven months ended July 31, 2018, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
In connection with the acquisition of Pacific Union in February 2019, the Company recorded the acquired advances and other receivables at estimated fair value as of the acquisition date, which resulted in a purchase discount of $19. Refer to Note 3, Acquisitions, for discussion of the Pacific Union acquisition. In 2018, the Company recorded the acquired advances and other receivables in connection with the Merger at estimated fair value as of the acquisition date, which resulted in purchase discount of $302.

As of December 31, 2019, a total of $169 purchase discount has been utilized, with $152 purchase discount remaining.

The following table sets forth the activities of the purchase discount for advances and other receivables:

	Successor
	Year Ended December 31, 2019		Five Months Ended December 31, 2018
Purchase Discounts	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$205	$48	$246	$56
Addition from acquisition	19	—	—	—
Utilization of purchase discounts	(93)	(27)	(41)	(8)
Balance - end of period	$131	$21	$205	$48

6. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consists of the following:

	Successor
	December 31, 2019	December 31, 2018
Participating interests in HECM mortgage-backed securities, including $10 and $58 purchase premium, respectively	$4,292	$5,664
Other interests securitized, net of $56 and $100 purchase discount, respectively	938	1,064
Unsecuritized interests, net of $68 and $122 purchase discount, respectively	1,052	1,219
Reserves	(3)	(13)
Total reverse mortgage interests, net	$6,279	$7,934

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 110

Participating Interests in HMBS
Participating interests in HMBS consist of the Company’s reverse mortgage interests in HECM loans which have been transferred to GNMA and subsequently securitized through the issuance of HMBS. The Company does not own these loans, but due to HMBS program buyout requirements, such interests are consolidated in the Company’s consolidated balance sheets. The Company does not originate reverse mortgages, but during the year ended December 31, 2019 and five months ended December 31, 2018, a total of $265 and $107 in UPB associated with new draws on existing loans were transferred to GNMA and securitized by the Company, respectively. During the seven months ended July 31, 2018 a total of $198 in UPB was transferred to GNMA and securitized by the Predecessor.

In March 2019, the Company entered into an agreement with Fannie Mae for the transfer of reverse mortgage loans. As a result, $61 was transferred from Fannie Mae and securitized into GNMA HMBS during the year ended December 31, 2019.

Other Interests Securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria primarily because they have reached 98% of their MCA, which is established at origination and in accordance with HMBS program guidelines, requiring a repurchase of loans from the respective HMBS trust. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. During the year ended December 31, 2019, the Company securitized a total of $751 UPB through Trust 2019-1 and Trust 2019-2 and a total of $476 UPB from Trust 2017-2 and Trust 2018-1 was called and the related debt was extinguished. The Company sold $20 UPB of Trust 2018-3 retained bonds during the year ended December 31, 2019. During the five months ended December 31, 2018, the Company securitized a total of $364 UPB through Trust 2018-3 and a total of $188 UPB from Trust 2017-1 was called and the related debt was extinguished. During the seven months ended July 31, 2018, the Predecessor securitized a total of $760 UPB through Trust 2018-1 and Trust 2018-2 and a total of $284 UPB from Trust 2016-2 and Trust 2016-3 was called and the related debt was extinguished. Refer to Other Nonrecourse Debt in Note 12, Indebtedness, for additional information.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consists of the following:

	Successor
	December 31, 2019	December 31, 2018
Repurchased HECM loans (exceed 98% MCA)	$789	$949
HECM related receivables(1)	250	300
Funded borrower draws not yet securitized	67	76
REO-related receivables	14	16
Purchase discount	(68)	(122)
Total unsecuritized interests	$1,052	$1,219

(1)
HECM related receivables consist primarily of receivables from FNMA for corporate advances and service fees and claims receivables from the U.S. Department of Housing and Urban Development on reverse mortgage interests.

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the MCA established at origination in accordance with HMBS program guidelines. These unsecuritized interests are primarily financed through available warehouse lines. The Company repurchased a total of $2,333 and $1,429 of HECM loans out of GNMA HMBS securitizations during the year ended December 31, 2019 and five months ended December 31, 2018, respectively, of which $616 and $328 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively. The Predecessor repurchased a total of $2,439 of HECM loans out of GNMA HMBS securitizations during the seven months ended July 31, 2018, of which, $512 was subsequently assigned to a third party in accordance with applicable servicing agreements. To the extent a loan is not subject to applicable servicing agreements and assigned to a third party, the loan is either subject to assignment to HUD, per contractual obligations with GNMA, liquidated via a payoff from the borrower or liquidated via a foreclosure according to the terms of the underlying mortgage. The Company assigned a total of $1,819 and $1,493 of HECM loans to HUD during the year ended December 31, 2019 and five months ended December 31, 2018, respectively. The Predecessor assigned a total of $1,712 of HECM loans to HUD during the seven months ended July 31, 2018.

111 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Reserves for Reverse Mortgage Interests
The Company records reserves related to reverse mortgage interests based on potential unrecoverable costs and loss exposures expected to be realized. Recoverability is determined based on the Company’s ability to meet HUD servicing guidelines and is assessed with respect to both financial and operational exposures.

The following table set forth the activities of the servicing reserves for reverse mortgage interests:

	Successor		Predecessor
Reserves for reverse mortgage interests	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Balance - beginning of period	$13	$—	$115
Provisions (release), net	(3)	13	32
Write-offs	(7)	—	(18)
Balance - end of period	$3	$13	$129

Purchase Discount for Reverse Mortgage Interests
In connection with the Merger, the Company recorded the acquired reverse mortgage interests at estimated fair value as of the acquisition date, which resulted in a purchase premium of $42 for Participating Interests in HMBS, and a purchase discount of $298 for Other Interest Securitized and Unsecuritized Interests due to the higher exposure to financial and operational losses of servicing the loans through foreclosure and collateral liquidation. The premium and discount are amortized and accreted, respectively, based on the effective yield method, whereby the Company updates it prepayment assumptions for actual prepayments on a quarterly basis.

The following table sets forth the activities of the purchase premiums and discounts for reverse mortgage interests:

	Successor
	Year Ended December 31, 2019
Purchase premiums and discounts for reverse mortgage interests	Net Premium for Participating Interests in HMBS(1)	Net Discount for Other Interest Securitized(1)	Net Discount for Unsecuritized Interests(1)
Balance - beginning of period	$58	$(100)	$(122)
Adjustments(2)	(16)	(2)	(6)
Utilization of purchase discounts(3)	—	33	63
(Amortization)/Accretion	(49)	23	4
Transfers(4)	17	(10)	(7)
Balance - end of period	$10	$(56)	$(68)

	Successor
	Five Months Ended December 31, 2018
Purchase premiums and discounts for reverse mortgage interests	Net Premium for Participating Interests in HMBS(1)	Net Discount for Other Interest Securitized(1)	Net Discount for Unsecuritized Interests(1)
Balance - beginning of period	$58	$(117)	$(173)
Utilization of purchase discounts(3)	—	—	43
Accretion/(Amortization)	—	17	8
Balance - end of period	$58	$(100)	$(122)

(1)	Net position as certain items are in a premium/(discount) position, based on the characteristics of underlying tranches of loans.

(2)
Adjustments to premium/(discount) due to revised cost to service assumption utilized in the valuation of reverse mortgage assets and liabilities acquired from the Merger. See Note 3, Acquisitions, for additional information.

(3)	Utilization of purchase discounts to mitigate loss on liquidated loans, for which the remaining receivable was written-off.

(4)	Transfer of premium/(discount) based on the transfer of associated loans between categories consistent with the underlying loan characteristics.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 112

In connection with previous reverse mortgage portfolio acquisitions, the Predecessor recorded a purchase discount within Unsecuritized Interests. The following table sets forth the activities of the purchase discounts for reverse mortgage interests:

Predecessor
Purchase discounts for reverse mortgage interests	Seven Months Ended July 31, 2018
Balance - beginning of period	$(89)
Additions	(7)
Accretion	14
Balance - end of period	$(82)

Reverse Mortgage Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans and FHA guidelines. Total interest earned on the Company’s reverse mortgage interests was $307 and $206 for the year ended December 31, 2019 and five months ended December 31, 2018, respectively. Total interest earned on the Predecessor’s reverse mortgage interests was $274 and $490 for the seven months ended July 31, 2018 and year ended December 31, 2017, respectively.

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

Mortgage loans held for sale are recorded at fair value as set forth below:

	Successor
	December 31, 2019	December 31, 2018
Mortgage loans held for sale - UPB	$3,949	$1,568
Mark-to-market adjustment(1)	128	63
Total mortgage loans held for sale	$4,077	$1,631

(1)	The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as interest income in the consolidated statements of operations.

The total UPB of mortgage loans held for sale on non-accrual status was as follows:

	Successor
	December 31, 2019		December 31, 2018
Mortgage loans held for sale - UPB	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$29	$22	$45	$42

(1)	Non-accrual includes $25 and $40 of UPB related to Ginnie Mae repurchased loans as of December 31, 2019 and 2018, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $21 and $33 as of December 31, 2019 and 2018, respectively.

113 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The following table sets forth the activities of mortgage loans held for sale:

	Successor		Predecessor
Mortgage loans held for sale	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Balance - beginning of period	$1,631	$1,514	$1,891
Loans sold	(41,289)	(9,304)	(13,255)
Mortgage loans originated and purchased, net of fees(1)	40,772	8,890	12,319
Repurchase of loans out of Ginnie Mae securitizations	2,895	527	544
Net transfers of mortgage loans held for sale to/from REO in other assets and transfer from mortgage loans held for investment(2)(3)	34	5	14
Changes in fair value	29	6	(1)
Other purchase-related activities(4)	21	(2)	9
Transfer of mortgage loans held for sale to advances and other receivables, net related to claims(5)	(16)	(5)	(7)
Balance - end of period	$4,077	$1,631	$1,514

(1)
Mortgage loans originated and purchased during the year ended December 31, 2019 includes $536 of loans held for sale that were acquired from Pacific Union. See Note 3, Acquisitions for further discussion.

(2)
Net amounts are comprised of REO in the sales process which are transferred to other assets and certain government insured mortgage REO which are transferred from other assets upon completion of the sale so that the claims process can begin.

(3)
Amount for the year ended December 31, 2019 includes $12 transfer from mortgage loans held for investment upon collapse of Trust 2009-A, the Company’s legacy portfolio, and sale of the loans held in the trust. See mortgage loans held for investment discussed in section below for additional information.

(4)	Amounts are comprised primarily of non-Ginnie Mae loan purchases and buyouts.

(5)	Amounts are comprised of claims made on certain government insured mortgage loans upon completion of the REO sale.

For the year ended December 31, 2019 and five months ended December 31, 2018, the Company received proceeds of $41,809 and $9,397, respectively, on the sale of mortgage loans held for sale, resulting in gains of $549 and $93, respectively. For the seven months ended July 31, 2018 and the year ended December 31, 2017, the Predecessor received proceeds of $13,382 and $20,772, respectively, on the sale of mortgage loans held for sale, resulting in gains of $127 and $454 respectively.

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 114

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

The following table sets forth the activities of mortgage loans held for investment:

	Successor
Mortgage loans held for investment at fair value	Year Ended December 31, 2019	Five Months Ended December 31, 2018
Balance - beginning of period	$119	$125
Sale of mortgage loans	(94)	—
Transfers to mortgage loans held for sale	(12)	—
Payments received from borrowers	(11)	(5)
Transfers to real estate owned	(5)	—
Changes in fair value	3	2
Charge-offs	—	(3)
Balance - end of period	$—	$119

The following sets forth the composition of mortgage loans held for investment as of December 31, 2018:

Successor
December 31, 2018
Mortgage loans held for investment – UPB	$156
Fair value adjustments	(37)
Total mortgage loans held for investment at fair value	$119

The total UPB of mortgage loans held for investment on non-accrual status was as follows:

	Successor
	December 31, 2018
Mortgage loans held for investment - UPB	UPB	Fair Value
Non-accrual	$27	$13

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was $15 as of December 31, 2018.

115 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

8. Property and Equipment, Net

The composition of property and equipment, net, and the corresponding ranges of estimated useful lives were as follows:

	Successor
	December 31, 2019	December 31, 2018	Estimated Useful Life
Furniture, fixtures, and equipment	$50	$32	3 - 5 years
Capitalized software costs	54	24	3 - 5 years
Software in development and other	31	24
Leasehold improvements	24	22	3 - 5 years
Long-term finance leases - computer equipment	8	10	5 years
Property and equipment	167	112
Less: Accumulated depreciation	(55)	(16)
Total property and equipment, net	$112	$96

The Company recorded depreciation expense on property and equipment of $41 and $16 for the year ended December 31, 2019 and five months ended December 31, 2018, respectively. The Predecessor recorded depreciation expense on property and equipment of $31 and $54 for the seven months ended July 31, 2018 and the year ended December 31, 2017, respectively. The Company has entered into various lease agreements for computer equipment, which are classified as finance leases. See Note 9, Leases, for more information.

There were no significant impairment charges recorded by the Company during the year ended December 31, 2019 and five months ended December 31, 2018 and the Predecessor for the seven months ended July 31, 2018 and year ended December 31, 2017.

9. Leases

Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and payables and other liabilities, respectively, on the consolidated balance sheets as of December 31, 2019. The Company does not currently have any significant finance leases in which it is the lessee. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses in the consolidated statements of operations. The Company’s leases relate primarily to office space and equipment, with remaining lease terms of generally 1 to 9 years. Certain lease arrangements contain extension options, which typically range from 3 to 5 years, at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. As of December 31, 2019, operating lease ROU assets and liabilities were $121 and $135, respectively.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 116

The table below summarizes the Company’s net lease cost:

Successor
Year Ended December 31, 2019
Operating lease cost	$40
Short-term lease cost	1
Sublease income	(3)
Net lease cost	$38

The table below summarizes other information related to the Company’s operating leases:

Successor
Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30
Leased assets obtained in exchange for new operating lease liabilities	$154
Weighted average remaining lease term - operating leases, in years	5.5
Weighted average discount rate - operating leases	5.0%

Maturities of operating lease liabilities as of December 31, 2019 are as follows:

Year Ending December 31,	Operating Leases
2020	$40
2021	32
2022	23
2023	17
2024	12
2025 and thereafter	32
Total future minimum lease payments	156
Less: imputed interest	21
Total operating lease liabilities	$135

10. Other Assets

Other assets consist of the following:

	Successor
	December 31, 2019	December 31, 2018
Loans subject to repurchase right from Ginnie Mae	$560	$266
Derivative financial instruments	153	49
Trade receivables and accrued revenues	126	145
Right-of-use assets	121	—
Goodwill	120	23
Intangible assets	74	117
Other	236	195
Total other assets	$1,390	$795

117 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Loans Subject to Repurchase Right from Ginnie Mae
Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The amount as of December 31, 2019 includes $336 attributable to Pacific Union.

Derivative Financial Instruments
See Note 11, Derivative Financial Instruments, for further details on derivative financial instruments.

Trade Receivables and Accrued Revenues
Trade receivables and accrued revenues are primarily comprised of trade receivables and service fees earned but not received based upon the terms of the Company’s servicing and subservicing agreements.

Right of Use Assets
Right of use assets are recognized for operating leases as a result of adoption of ASC 842. See Note 9, Leases, for additional information.

Goodwill
The table below presents changes in the carrying amount of goodwill for the year ended December 31, 2019:

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Balance - beginning of period	$23	$10	$72
Addition from acquisitions(1)	42	13	—
Measurement period adjustment related to Merger(2)	55	—	—
Balance - end of period	$120	$23	$72

(1)
As discussed in Note 3, Acquisitions, the Company recorded goodwill of $40 in connection with the acquisition of Pacific Union. In addition, on February 28, 2019, the Company completed the acquisition of the Seterus mortgage servicing platform and assumed certain assets related thereto from IBM (“Seterus acquisition”). In connection with the Seterus acquisition, the Company recorded $2 in goodwill.

(2)	The Company recorded a total measurement period adjustment of $55 to goodwill in 2019 related to the acquisition of Nationstar. See further discussion in Note 3, Acquisitions.

The Company performed a qualitative assessment of its reporting units and determined that no impairment of goodwill existed in the year ended December 31, 2019 and five months ended December 31, 2018. The Predecessor did not recognize goodwill impairment in the seven months ended July 31, 2018 and the year ended December 31, 2017.

In 2018, the Company recorded goodwill of $10 and $13 in connection with the acquisitions of Nationstar and AMS, respectively. See further discussion in Note 3, Acquisitions.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 118

Intangible Assets
The following tables present the composition of intangible assets:

	Successor
	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Customer relationships	$90	$(45)	$45	5.9
Technology	46	(23)	23	2.9
Trade name	8	(2)	6	3.6
Other	1	(1)	—	2.8
Total intangible assets	$145	$(71)	$74	4.7

	Successor
	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Customer relationships	$77	$(14)	$63	5.6
Technology	52	(8)	44	3.6
Trade name	8	(1)	7	4.6
Other(1)	3	—	3	4.8
Total intangible assets	$140	$(23)	$117	4.7

(1)	Accumulated amortization amount is less than $1 for the specified dates.

In 2019, the Company recorded intangible assets of $13 in connection with the acquisition of Pacific Union. In 2018, the Company recorded intangible assets of $103 and $24 in connection with the acquisitions of Nationstar and AMS, respectively. See further discussion in Note 3, Acquisitions.

The Company recognized $50 and $23 of amortization expense during the year ended December 31, 2019 and five months ended December 31, 2018, respectively. The Predecessor recognized amortization expense of $2 during the seven months ended July 31, 2018 and $5 during the year ended December 31, 2017, respectively.

During the fourth quarter of 2019, in connection with an ancillary business, the Company recorded an $7 impairment of technology and other intangible assets within Corporate/Other segment. The impairment charges were included in the general and administrative expenses in the consolidated statements of operations.

The following table presents the estimated aggregate amortization expense for existing amortizable intangible assets for the years indicated:

Year Ending December 31,	Amount
2020	$32
2021	17
2022	13
2023	8
2024	1
Thereafter	3
Total future amortization expense	$74

Other
Other primarily includes prepaid expenses, margin call deposits, REO, tax receivables, receivables related to recent loan transfers and various receivables due from investors. REO, net includes $11 and $10 of REO-related receivables with government insurance as of December 31, 2019 and 2018, respectively, limiting loss exposure to the Company.

119 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

11. Derivative Financial Instruments

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

Associated with the Company’s derivatives are $6 and $12 in collateral deposits on derivative instruments recorded in other assets on the Company’s consolidated balance sheets as of December 31, 2019 and 2018, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the consolidated balance sheets.

The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments:

		Successor
		December 31, 2019		Year Ended December 31, 2019
	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2020	$1,202	$32.3	$6.5
Derivative financial instruments
IRLCs	2020	4,838	134.7	75.0
LPCs	2020	1,094	12.2	10.5
Forward sales of MBS	2020	3,120	6.5	4.6
Eurodollar futures(1)	2020-2021	6	—	—
Total derivative financial instruments - assets		$9,058	$153.4	$90.1
Liabilities
Derivative financial instruments
IRLCs(1)	2020	$12	$—	$—
LPCs	2020	540	2.6	2.1
Forward sales of MBS	2020	6,036	12.3	(11.6)
Eurodollar futures(1)	2020-2021	7	—	—
Total derivative financial instruments - liabilities		$6,595	$14.9	$(9.5)

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 120

		Successor			Predecessor
		December 31, 2018		Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2019	$319	$13.5	$2.8	$10.5
Derivative financial instruments
IRLCs	2019	1,301	47.6	(12.1)	0.4
LPCs	2019	215	1.7	0.4	0.3
Forward sales of MBS	2019	485	0.1	(3.1)	0.9
Treasury futures(1)	2018	—	—	(0.1)	(1.8)
Eurodollar futures(1)	2019-2021	19	—	—	—
Total derivative financial instruments - assets		$2,020	$49.4	$(14.9)	$(0.2)
Liabilities
Derivative financial instruments
IRLCs(1)	2019	$—	$—	$—	$—
LPCs	2019	90	0.4	(0.2)	0.1
Forward sales of MBS	2019	2,639	19.3	17.4	(1.0)
Treasury futures(1)	2018	—	—	(0.1)	(1.3)
Eurodollar futures(1)	2019-2021	6	—	—	—
Total derivative financial instruments - liabilities		$2,735	$19.7	$17.1	$(2.2)

(1)	Fair values or recorded gains/(losses) of derivative instruments are less than $0.1 for the specified dates.

12. Indebtedness

Notes Payable

					Successor
					December 31, 2019		December 31, 2018
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$325 advance facility	LIBOR+1.5% to 6.5%	August 2021	Servicing advance receivables	$325	$224	$285	$209	$284
$250 advance facility	LIBOR+1.5% to 2.6%	December 2020	Servicing advance receivables	250	98	167	218	255
$200 advance facility	LIBOR+2.5%	January 2021	Servicing advance receivables	200	63	125	90	149
$125 advance facility	CP +1.5% to 7.4%	July 2020	Servicing advance receivables	125	37	88	78	89
Advance facilities principal amount					422	$665	595	$777
Unamortized debt issuance costs					—		—
Advance facilities, net					$422		$595

121 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

					Successor
					December 31, 2019		December 31, 2018
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$1,500 warehouse facility	LIBOR+1.0%	June 2020	Mortgage loans or MBS	$1,500	$759	$733	$—	$—
$1,200 warehouse facility	LIBOR+1.5% to 3.0%	November 2020	Mortgage loans or MBS	1,200	683	724	560	622
$1,000 warehouse facility	LIBOR+1.4% to 2.3%	September 2020	Mortgage loans or MBS	1,000	762	783	137	140
$800 warehouse facility(1)	LIBOR+1.5% to 2.9%	April 2020	Mortgage loans or MBS	800	589	656	464	514
$750 warehouse facility	LIBOR+1.4% to 2.8%	September 2020	Mortgage loans or MBS	750	411	425	119	122
$700 warehouse facility	LIBOR+1.3% to 2.2%	November 2020	Mortgage loans or MBS	700	469	488	220	248
$600 warehouse facility	LIBOR+2.3%	February 2021	Mortgage loans or MBS	600	174	202	151	168
$500 warehouse facility	LIBOR+1.5% to 3.0%	April 2020	Mortgage loans or MBS	500	336	349	187	200
$500 warehouse facility(2)	LIBOR+2.0% to 2.3%	September 2020	Mortgage loans or MBS	500	—	—	290	299
$200 warehouse facility	LIBOR+1.4%	January 2021	Mortgage loans or MBS	200	136	136	—	—
$200 warehouse facility	LIBOR+1.2%	April 2021	Mortgage loans or MBS	200	27	27	18	19
$200 warehouse facility	LIBOR+2.0%	May 2020	Mortgage loans or MBS	200	54	78	103	132
$200 warehouse facility	LIBOR+1.3%	October 2020	Mortgage loans or MBS	200	—	—	—	—
$50 warehouse facility	LIBOR+2.0% to 6.0%	April 2020	Mortgage loans or MBS	50	11	15	—	—
$40 warehouse facility	LIBOR+3.3%	September 2020	Mortgage loans or MBS	40	5	6	—	—
$40 warehouse facility(2)	LIBOR+3.0%	November 2019	Mortgage loans or MBS	40	—	—	1	2
Warehouse facilities principal amount					4,416	4,622	2,250	2,466
MSR Facilities
$400 warehouse facility	LIBOR+3.5% to 6.1%	June 2021	Mortgage loans or MBS	400	150	945	100	928
$400 warehouse facility	LIBOR+2.3%	December 2020	Mortgage loans or MBS	400	—	200	—	226
$150 warehouse facility(1)	LIBOR+2.8%	April 2020	Mortgage loans or MBS	150	—	130	—	430
$50 warehouse facility	LIBOR+4.5%	August 2020	Mortgage loans or MBS	50	10	84	—	102
MSR facilities principal amount					160	1,359	100	1,686
Warehouse and MSR facilities principal amount					4,576	$5,981	2,350	$4,152
Unamortized debt issuance costs					(1)		(1)
Warehouse facilities, net					$4,575		$2,349

Pledged Collateral:
Mortgage loans held for sale and mortgage loans held for investment					$3,826	$3,931	$1,528	$1,628
Reverse mortgage interests					590	691	722	838
MSR					160	1,359	100	1,686

(1)	Total capacity amount for this facility is $800 of which $150 is a sublimit for MSR financing.

(2)	This facility was terminated during 2019.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 122

Unsecured Senior Notes
Unsecured senior notes consist of the following:

	Successor
	December 31, 2019	December 31, 2018
$950 face value, 8.125% interest rate payable semi-annually, due July 2023	$950	$950
$750 face value, 9.125% interest rate payable semi-annually, due July 2026	750	750
$600 face value, 6.500% interest rate payable semi-annually, due July 2021(1)	492	592
$300 face value, 6.500% interest rate payable semi-annually, due June 2022(1)	206	206
Unsecured senior notes principal amount	2,398	2,498
Unamortized debt issuance costs, premium and discount	(32)	(39)
Unsecured senior notes, net	$2,366	$2,459

(1)	This note was subsequently redeemed in full in February 2020. See Note 26, Subsequent Events, for further information.

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

The indentures for the unsecured senior notes provide that the Company may redeem all or a portion of the notes prior to certain fixed dates by paying a make-whole premium plus accrued and unpaid interest, to the redemption dates. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. During the year ended December 31, 2019 and the five months ended December 31, 2018, the Company repaid $100 and $364 in principal of outstanding notes, respectively. Additionally, the Company redeemed $658 in principal of outstanding notes during the five months ended December 31, 2018. The Predecessor repurchased $60 in principal amount of outstanding notes during the seven months ended July 31, 2018, resulting in a loss of $2.

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

As of December 31, 2019, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2020	$—
2021(1)	492
2022(1)	206
2023	950
2024	—
Thereafter	750
Total unsecured senior notes principal amount	$2,398

(1)	This note was subsequently redeemed in full in February 2020. See Note 26, Subsequent Events, for further information.

123 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Other Nonrecourse Debt
Other nonrecourse debt consists of the following:

					Successor
					December 31, 2019	December 31, 2018
	Issue Date	Maturity Date	Class of Note	Collateral Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	—	$—	$4,284	$5,607
Securitization of nonperforming HECM loans
Trust 2019-2	November 2019	November 2029	A, M1, M2, M3, M4, M5	337	333	—
Trust 2019-1	June 2019	June 2029	A, M1, M2, M3, M4, M5	315	302	—
Trust 2018-3	November 2018	November 2028	A, M1, M2, M3, M4, M5	226	209	326
Trust 2018-2	August 2018	August 2028	A, M1, M2, M3, M4, M5	168	148	250
Trust 2018-1(2)	March 2018	March 2028	A, M1, M2, M3, M4, M5	—	—	284
Trust 2017-2(2)	September 2017	September 2027	A, M1, M2	—	—	231
Nonrecourse Debt - Legacy(3)	November 2009	October 2039	A	—	—	29
Other nonrecourse debt principal amount					5,276	6,727
Unamortized debt issuance costs, premium and discount					10	68
Other nonrecourse debt, net					$5,286	$6,795

(1)	Amounts represent the Company’s participating interest in GNMA HMBS securitized portfolios.

(2)	As discussed in Note 6, Reverse Mortgage Interests, Net, Trust 2017-2 and Trust 2018-1 were collapsed and the related debt extinguished during the year ended December 31, 2019.

(3)	As discussed in Note 7, Mortgage Loans Held for Sale and Investment, Trust 2009-A, the Company’s legacy portfolio, was collapsed and the related debt was extinguished in September 2019.

Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Company issues HMBS in connection with the securitization of borrower draws and accrued interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a “participating interest”) in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 1.9% to 5.7%.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 124

Securitizations of Nonperforming HECM Loans
From time to time, the Company securitizes its interests in non-performing reverse mortgages. The transactions provide investors with the ability to invest in a pool of both non-performing HECM loans secured by one-to-four-family residential properties and a pool of REO properties acquired through foreclosure of a deed in lieu of foreclosure in connection with HECM loans that are covered by FHA insurance. The transactions provide the Company with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated balance sheets as reverse mortgage interests and the related financing included in other nonrecourse debt. Interest is accrued at a rate of 2.3% to 6.0% on the outstanding securitized notes and recorded as interest expense in consolidated statements of operations. The HECM securitizations are callable with expected weighted average lives of less than one to three years. The Company may re-securitize the previously called loans from earlier HECM securitizations to achieve a lower cost of funds.

Nonrecourse Debt – Legacy Assets
During November 2009, the Predecessor completed the securitization of approximately $222 of Asset-Backed Securities (“ABS”), which was accounted for as a secured borrowing. This structure resulted in the Company carrying the securitized mortgage loans in its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The trust was called, and related debt was extinguished in September 2019. See Note 7, Mortgage Loans Held for Sale and Investment, for further information. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $160 at December 31, 2018. The UPB on the outstanding loans was $29 at December 31, 2018 and the carrying value of the nonrecourse debt was $29.

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of December 31, 2019.

13. Payables and Other Liabilities

Payables and other liabilities consist of the following:

	Successor
	December 31, 2019	December 31, 2018
Loans subject to repurchase from Ginnie Mae	$560	$266
Payables to servicing and subservicing investors	423	494
Payable to GSEs and securitized trusts	182	105
Operating lease liability	135	—
MSR purchases payable including advances	20	182
Other liabilities	696	496
Total payables and other liabilities	$2,016	$1,543

Loans Subject to Repurchase from Ginnie Mae
See Note 10, Other Assets, for a description of assets and liabilities related to loans subject to repurchase from Ginnie Mae. The amount as of December 31, 2019 includes $336 attributable to Pacific Union.

Payables to Servicing and Subservicing Investors and Payables to GSEs and Securitized Trusts
Payables to servicing and subservicing investors, GSEs and securitized trusts represent amounts due to investors, GSEs and securitized trusts in connection with loans serviced that are paid from collections of the underlying loans, insurance proceeds or proceeds from property disposal.

Operating Lease Liabilities
Operating lease liabilities are recognized as a result of adoption of ASC 842 as of January 1, 2019. See Note 9, Leases, for additional information.

125 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

MSR purchases payable including advances
MSR purchases payable including advances represents the amounts owed to the seller in connection with the purchase of MSRs.

Other Liabilities
Other liabilities primarily include accrued bonus and payroll, accrued interest, accrued legal expenses, payables to insurance carriers and insurance cancellation reserves, derivative financial instruments, repurchase reserves, accounts payable and other accrued liabilities. Payables to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third-party investors on liquidated loans. See Note 11, Derivative Financial Instruments, for further details on derivative financial instruments.

The following table sets forth the activities of the repurchase reserves:

	Successor		Predecessor
Repurchase Reserves	For the year ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Balance - beginning of period	$8	$9	$9
Provisions(1)	25	3	3
Releases	(8)	(4)	(3)
Balance - end of period	$25	$8	$9

(1)
Provision for the year ended December 31, 2019 is primarily due to repurchase reserve liabilities assumed in connection with the acquisition of Pacific Union. See Note 3, Acquisitions, for additional information.

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

In the event of a breach of the representations and warranties, the Predecessor and subsequently the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that the Predecessor and subsequently the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. The Predecessor and the Company record a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against net gain on mortgage loans held for sale in the consolidated statements of operations. A release of repurchase reserves is recorded when the Predecessor and Company’s assessment reveals that previously recorded reserves are no longer needed.

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of loans underwritten prior to the mortgage loan crisis period prior to 2008. The Company believes its reserve balance as of December 31, 2019 is sufficient to cover loss exposure associated with repurchase contingencies.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 126

14. Securitizations and Financings

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s consolidated financial statements is presented below:

	Successor
	December 31, 2019		December 31, 2018
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$66	$42	$70	$63
Reverse mortgage interests, net(1)	—	5,230	—	6,728
Advances and other receivables, net	540	—	628	—
Mortgage loans held for investment, net(2)	—	—	118	—
Other assets	—	—	—	—
Total assets	$606	$5,272	$816	$6,791

Liabilities
Advance facilities(3)	$359	$—	$505	$—
Payables and other liabilities	1	1	1	1
Participating interest financing	—	4,284	—	5,607
HECM Securitizations (HMBS)
Trust 2019-2	—	333	—	—
Trust 2019-1	—	302	—	—
Trust 2018-3	—	209	—	326
Trust 2018-2	—	148	—	250
Trust 2018-1	—	—	—	284
Trust 2017-2	—	—	—	231
Nonrecourse debt–legacy assets(2)	—	—	29	—
Total liabilities	$360	$5,277	$535	$6,699

(1)	Amounts include net purchase discount of $46 and $42 as of December 31, 2019 and December 31, 2018, respectively.

(2)	Trust 2009-A was collapsed in September 2019. Refer to Mortgage Loans Held for Investment in Note 7, Mortgage Loans Held for Sale and Investment, for additional information.

(3)
Advance facilities include the Nationstar agency advance financing facility and notes payable recorded by the Nationstar Mortgage Advance Receivable Trust, and the Nationstar Agency Advance Receivables Trust. Refer to Notes Payable in Note 12, Indebtedness, for additional information.

127 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

	Successor
	December 31, 2019	December 31, 2018
Total collateral balances - UPB	$1,503	$1,873
Total certificate balances	$1,512	$1,817

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2019, and 2018, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

	Successor
Principal Amount of Loans 60 Days or More Past Due	December 31, 2019	December 31, 2018
Unconsolidated securitization trusts	$193	$285

15. Share-Based Compensation and Equity

Share-Based Compensation
Upon the consummation of the Merger, the Company assumed and adopted the Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan (“2012 Plan”), as may be amended, that offers share-based awards to certain key employees of the Company, consultants, and non-employee directors. Additionally, on May 16, 2019, the Company’s stockholders approved the Mr. Cooper Group Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), which had previously been approved by the Company’s Board of Directors.

The equity-based awards under the 2012 Plan and the 2019 Plan include restricted stock units (“RSUs”) granted to employees of the Company, consultants, and non-employee directors. These awards are valued at the fair market value of the Company’s or the Predecessor’s common stock on the grant date as defined in the 2012 Plan and the 2019 Plan. The stock awards for employees generally vest in equal installments on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with the Company during that time or (ii) the participant’s employment has terminated by reason of retirement. The stock awards for non-employee directors generally vest the earlier of (a) the first anniversary of the grant date or (b) the date of the next annual stockholders meeting following the grant date. In addition, upon death or disability, the unvested shares of an award will vest. Any forfeiture of restricted stock awards before vesting has been achieved, results in a reduction in the balance of outstanding common shares.

The following table summarizes the Company’s share-based awards:

	Successor
	Shares (or Units) (in thousands)	Weighted-Average Grant Date Fair Value, per Share (or Unit)
Equity awards outstanding as of December 31, 2018	3,473	$15.53
Granted	2,525	12.44
Vested	(436)	16.73
Forfeited	(327)	14.61
Equity awards outstanding as of December 31, 2019	5,235	14.00

The Company recorded $18 and $2 of expenses related to share-based awards during the year ended December 31, 2019 and the five months ended December 31, 2018, respectively. The Predecessor recorded $17 of expenses related to share-based awards during the seven months ended July 31, 2018, including $7 expenses recognized due to a one-time accelerated vesting of equity awards in connection with the Merger. In addition, the Predecessor recorded $17 of expenses related to share-based awards during the year ended December 31, 2017. As of December 31, 2019, unrecognized compensation expense totaled $55 related to non-vested stock award payments that are expected to be recognized over a weighted average period of 1.55 years.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 128

The Company is eligible to receive a tax benefit when the vesting date fair value of an award exceeds the value used to recognize compensation expense at the date of grant. The excess tax benefits recognized by the Company and the Predecessor are not material.

As of December 31, 2019, approximately 80 thousand Xome stock appreciation rights (“SARs”) were outstanding and can be settled in cash or units of Xome Holdings LLC (at the election of Xome). The SARs generally vest over three years and have a ten-year term. The SARs become exercisable and are recognized to expense upon a liquidity event at Xome which includes a change in control or an initial public offering of Xome. No expense was recorded for outstanding SARs in 2019, 2018 and 2017 as a liquidity event has not occurred.

16. Earnings per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered a participating security because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares.

On October 10, 2018, the Company completed its previously announced 1-for-12 reverse stock split. The Successor period presented has been retrospectively revised to reflect this change.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Year Ended December 31, 2017
Net income attributable to Successor/Predecessor	$274	$884	$154	$30
Less: Undistributed earnings attributable to participating stockholders	2	8	—	—
Net income attributable to common stockholders	$272	$876	$154	$30

Net income per common share attributable to Successor/Predecessor common stockholders:
Basic	$2.99	$9.65	$1.57	$0.31
Diluted	$2.95	$9.54	$1.55	$0.30

Weighted average shares of common stock outstanding (in thousands):
Basic	91,035	90,813	98,046	97,696
Dilutive effect of stock awards	270	178	1,091	1,107
Dilutive effect of participating securities	839	839	—	—
Diluted	92,144	91,830	99,137	98,803

129 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

17. Income Taxes

The components of income tax (benefit) expense were as follows:

	Successor		Predecessor
	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018	Year Ended December 31, 2017
Current Income Taxes
Federal	$19	$—	$(14)	$52
State	74	—	(1)	7
Total current income taxes	93	—	(15)	59

Deferred Income Taxes
Federal	(298)	(1,015)	54	(43)
State	(68)	(6)	9	(3)
Total deferred income taxes	(366)	(1,021)	63	(46)
Total provision for income taxes	$(273)	$(1,021)	$48	$13

The following table presents a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Successor				Predecessor
	Year Ended December 31, 2019		Five Months Ended December 31, 2018		Seven Months Ended July 31, 2018		Year Ended December 31, 2017
Tax (Benefit) Expense at Federal Statutory Rate	$(1)	21.0%	$(29)	21.0%	$42	21.0%	$15	35.0%
Effect of:
State taxes, net of federal benefit	5	(141.2)%	(6)	4.2%	8	3.8%	1	1.9%
Non-controlling interests	1	(21.1)%	—	—%	—	—%	—	(0.3)%
Change in valuation allowance	(285)	8066.4%	(990)	720.0%	—	—%	(1)	(1.2)%
Deferred adjustments	2	(64.1)%	3	(1.8)%	(1)	(0.5)%	—	—%
Nondeductible items	4	(136.5)%	1	(1.0)%	7	3.3%	1	3.2%
Federal tax reform impact	—	—%	—	—%	—	—%	(5)	(12.6)%
Current payable adjustments	—	—%	—	—%	(1)	(0.5)%	—	—%
Adjustments related to uncertain tax positions	—	—%	—	—%	—	—%	1	2.4%
Other, net	1	(5.7)%	—	—%	(7)	(3.3)%	1	0.5%
Total income tax (benefit) expense	$(273)	7718.8%	$(1,021)	742.4%	$48	23.8%	$13	28.9%

In 2019, the effective tax rate differed from the statutory tax rate primarily due to the release of the valuation allowance, as well as state tax adjustments and permanent differences. The effective tax rate for the five months ended December 31, 2018 differed from the statutory tax rate primarily due to the reversal of the valuation allowance associated with the NOL carryforwards of WMIH, permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m), penalties and nondeductible meals and entertainment expenses. In 2017, the effective tax rate differed from the statutory tax rate primarily as a result of changes made by the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), including deferred adjustments related to the remeasurement of deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate to 21%.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 130

In the assessment of whether a valuation allowance was required as of December 31, 2019, the Company considered the four sources of taxable income, as follows, under ASC 740-10-30-18:

1.	Taxable income in prior carryback year(s) if carryback is permitted under the tax law;

2.	Future reversals of existing taxable temporary differences;

3.	Tax-planning strategies; and

4.	Future taxable income exclusive of reversing temporary differences and carryforwards.

The Company noted that the NOL carryback period of taxable income is no longer available to offset taxable income in prior years as modified as part of the Tax Reform Act. In determining the appropriate deferred tax asset valuation allowance as of December 31, 2019, the Company considered and evaluated the remaining three sources of income. The Company considered the future reversals of existing taxable temporary differences and identified tax-planning strategies that were considered prudent and feasible. In addition, the Company considered:

1.	Internal forecasts of future pre-tax income exclusive of reversing temporary differences and carryforwards;

2.	The nature and timing of future reversals of existing deferred tax assets;

3.	Future originating temporary and permanent differences; and

4.	NOL carryforward expiration dates.

Consistent with the prior year analysis, the Company based its projection of future taxable income on historical pre-tax income and assumed a steady state of operations that would generate cash flows and liquidity sufficient to maintain current operations and pay down corporate debt, which results in a reduction in interest expense in future periods. The Company considered other factors in its determination of future taxable income that was demonstrated by historical performance.

As a result, the Company believes it is more likely than not that its deferred tax assets will be realized prior to its expiration and released an additional $285 of the valuation allowance during the fourth quarter of 2019. A valuation allowance of $9 remains for the deferred tax asset associated with NOL carryforwards that are subject to limitation under Section 382 as of December 31, 2019. The Company does not expect any future tax loss limitations under Sections 382 and 384 that would impact its utilization of remaining federal NOL carryforwards. Accordingly, the Company has federal NOL carryforwards (pre-tax) of approximately $4.7 billion and $6.3 billion as of December 31, 2019 and 2018, respectively. It is expected that the federal NOL carryforwards will begin to expire beginning with the 2026 tax year, if unused. The Company also has immaterial state NOL carryforwards that will begin to expire beginning with the 2019 tax year, if unused.

131 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	Successor
	December 31, 2019	December 31, 2018
Deferred Tax Assets
Effect of:
Loss carryforwards (federal, state & capital)	$998	$1,334
Goodwill and intangible assets	364	4
Loss reserves	108	69
Reverse mortgage interests	44	70
Lease liability	32	1
Accruals	16	14
Restricted share-based compensation	3	1
Partnership interests	1	7
Excess interest expense	—	10
Other, net	12	5
Total deferred tax assets	1,578	1,515

Deferred Tax Liabilities
MSR amortization and mark-to-market, net	(181)	(243)
Right-of-use assets	(29)	—
Depreciation and amortization, net	(12)	(12)
Prepaid assets	(2)	(1)
Total deferred tax liabilities	(224)	(256)
Valuation allowance	(9)	(295)
Net deferred tax assets	$1,345	$964

The Company elected to account for the Global Intangible Low-Taxed Income (“GILTI”) tax expense in the period in which it is incurred. As a result, no deferred tax impact of GILTI has been provided in the consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and numerous U.S. state jurisdictions. With few exceptions, as of December 31, 2019, the Company is no longer subject to U.S. federal and state income tax examinations for tax years prior to 2015.

As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits recorded related to uncertain tax positions.

The following is a tabular reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the Predecessor:

	Predecessor
Unrecognized Tax Benefits	Seven Months Ended July 31, 2018	Year Ended December 31, 2017
Balance - beginning of period	$17	$—
Increases in tax positions of current year	—	1
(Decreases)/Increases in tax positions of prior years	(17)	20
Settlements	—	(4)
Balance - end of period	$—	$17

As of December 31, 2017, the Predecessor recorded $19 of unrecognized tax benefits related to uncertain tax positions, including $2 in interest and penalties. In the period ended March 31, 2018 the Predecessor took certain actions to remediate the uncertain tax position that existed as of the prior period. As a result, the Predecessor recognized all of the unrecognized tax benefits and recorded an income tax benefit of approximately $6, exclusive of any benefits related to interest and penalties in the period ended March 31, 2018.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 132

18. Fair Value Measurements

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

Mortgage Loans Held for Investment (Level 3) – Mortgage loans held for investment primarily consist of nonconforming or subprime mortgage loans that were transferred in 2009 from mortgage loans held for sale at fair value. The Company intends to hold these loans until their maturities. The Company determines the fair value of loans held for investment, on a recurring basis, based on various underlying attributes such as market participants’ views, loan delinquency, recent observable loan pricing and sales for similar loans, individual loan characteristics and internal market evaluation. These internal market evaluations require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. As these fair values are derived from internally developed valuation models, using observable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 7, Mortgage Loans Held for Sale and Investment, for more information. As of December 31, 2019, the Company has no financial instruments classified as mortgage loans held for investment.

Mortgage Servicing Rights – Fair Value (Level 3) – The Company estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues, earnings on escrow and costs to service. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 4, Mortgage Servicing Rights and Related Liabilities, for more information.

Advances and Other Receivables, Net (Level 3) - Advances and other receivables, net are valued at their net realizable value after taking into consideration the reserves. Advances have no stated maturity. Their net realizable value approximates fair value

133 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

as the net present value based on discounted cash flow is not materially different from the net realizable value. See Note 5, Advances and Other Receivables, Net, for more information.

Reverse Mortgage Interests, Net (Level 3) – The Company’s reverse mortgage interests are primarily comprised of HECM loans that are insured by FHA and guaranteed by Ginnie Mae upon securitization. Quarterly, the Company estimates fair value using discounted cash flows, obtained from a third-party and supplemented with historical loss experience on similar assets, with the discount rate approximating that of similar financial instruments, as observed from recent trades with the HMBS. Key assumptions within the model are based on market participant benchmarks and include discount rates, cost to service, weighted average life of the portfolio, and estimated participating income. Discounted cash flows are applied based on collateral stratifications and include loan rate type, loan status (active vs. inactive), and securitization. Prices are also influenced from both internal models and other observable inputs. The Company determined fair value for all loans based on the applicable tranches established during the Merger valuation. Tranches are segregated based on participation percentages, original loan status as of the Merger date, and interest rate types, and loan status (active vs inactive). Prices are also influenced from both internal models and other observable inputs, including applicable forward interest rate curves. Additionally, historical loss factors are considered within the overall valuation. Because of the unobservable nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 6, Reverse Mortgage Interests, Net, for more information.

Derivative Financial Instruments (Level 2) – The Company enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. These derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised, and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. The Company has entered into Eurodollar futures contracts as part of its hedging strategy. The futures contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. Derivative financial instruments are recorded in other assets and payables and other liabilities within the consolidated balance sheets. See Note 11, Derivative Financial Instruments, for more information.

Advance Facilities and Warehouse Facilities (Level 2) – As the underlying warehouse and advance finance facilities bear interest at a rate that is periodically adjusted based on a market index, the carrying amount reported on the consolidated balance sheets approximates fair value. See Note 12, Indebtedness, for more information.

Unsecured Senior Notes (Level 1) – The fair value of unsecured senior notes, which are carried at amortized cost, is based on quoted market prices and is considered Level 1 from the market observable inputs used to determine fair value. See Note 12, Indebtedness, for more information.

Nonrecourse Debt – Legacy Assets (Level 3) – The Company estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These prices are derived from a combination of internally developed valuation models and quoted market prices and are classified as Level 3. See Note 12, Indebtedness, for more information.

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

Mortgage Servicing Rights Financing Liability (Level 3) - The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates and annual advance recovery rates. As these assumptions are derived from internally developed valuation models based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. Mortgage servicing rights financing liability is recorded in MSR related liabilities within the consolidated balance sheets. See Note 4, Mortgage Servicing Rights and Related Liabilities, for more information.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 134

Participating Interest Financing (Level 3) – The Company estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating that of similar financial instruments. As the prices are derived from both internal models and other observable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. Participating interest financing is recorded in other nonrecourse debt within the consolidated balance sheets. See Note 6, Reverse Mortgage Interests, Net, and Note 12, Indebtedness, for more information.

HECM Securitizations (Level 3) – The Company estimates fair value using a market approach by utilizing the fair value of executed HECM securitizations. Since the executed HECM securitizations are private placements, the Company classifies these valuations as Level 3 in the fair value disclosures. HECM securitizations are recorded in other nonrecourse debt within the consolidated balance sheets. See Note 12, Indebtedness, for more information.

The following table presents the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	Successor
	December 31, 2019
	Total Fair Value	Recurring Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$4,077.0	$—	$4,077.0	$—
Mortgage loans held for investment	—	—	—	—
Forward mortgage servicing rights	3,496.4	—	—	3,496.4
Derivative financial instruments:
IRLCs	134.7	—	134.7	—
Forward MBS trades	6.5	—	6.5	—
LPCs	12.2	—	12.2	—
Eurodollar futures(1)	—	—	—	—
Total assets	$7,726.8	$—	$4,230.4	$3,496.4
Liabilities
Derivative financial instruments:
IRLCs(1)	$—	$—	$—	$—
Forward MBS trades	12.3	—	12.3	—
LPCs	2.6	—	2.6	—
Eurodollar futures(1)	—	—	—	—
Mortgage servicing rights financing	37.4	—	—	37.4
Excess spread financing	1,310.8	—	—	1,310.8
Total liabilities	$1,363.1	$—	$14.9	$1,348.2

(1)	Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

135 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

	Successor
	December 31, 2018
	Total Fair Value	Recurring Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$1,630.8	$—	$1,630.8	$—
Mortgage loans held for investment	119.1	—	—	119.1
Forward mortgage servicing rights	3,665.4	—	—	3,665.4
Derivative financial instruments:
IRLCs	47.6	—	47.6	—
Forward MBS trades	0.1	—	0.1	—
LPCs	1.7	—	1.7	—
Eurodollar futures(1)	—	—	—	—
Total assets	$5,464.7	$—	$1,680.2	$3,784.5
Liabilities
Derivative financial instruments:
Forward MBS trades	$19.3	$—	$19.3	$—
LPCs	0.4	—	0.4	—
Eurodollar futures(1)	—	—	—	—
Mortgage servicing rights financing	31.7	—	—	31.7
Excess spread financing	1,184.4	—	—	1,184.4
Total liabilities	$1,235.8	$—	$19.7	$1,216.1

(1)	Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

The tables below present a reconciliation for all of the Company and Predecessor’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Successor
	Assets		Liabilities
Year Ended December 31, 2019	Mortgage servicing rights	Mortgage loans held for investment	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,665	$119	$1,184	$32
Total gains or losses included in earnings	(1,053)	3	(169)	5
Payments received from borrowers	—	(11)	—	—
Purchases, issuances, sales, repayments and settlements
Purchases	858	—	—	—
Issuances	434	—	542	—
Sales	(408)	(94)	—	—
Repayments	—	—	(27)	—
Settlements	—	—	(219)	—
Transfers to mortgage loans held for sale	—	(12)	—	—
Transfers to real estate owned	—	(5)	—	—
Balance - end of period	$3,496	$—	$1,311	$37

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 136

	Successor
	Assets		Liabilities
Five Months Ended December 31, 2018	Mortgage servicing rights	Mortgage loans held for investment	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,413	$125	$1,039	$26
Total gains or losses included in earnings	(236)	(1)	5	6
Payments received from borrowers	—	(5)	—	—
Purchases, issuances, sales, repayments and settlements
Purchases	479	—	—	—
Issuances	120	—	255	—
Sales	(111)	—	—	—
Repayments	—	—	(38)	—
Settlements	—	—	(77)	—
Balance - end of period	$3,665	$119	$1,184	$32

	Predecessor
	Assets	Liabilities
Seven Months Ended July 31, 2018	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$2,937	$996	$10
Total gains or losses included in earnings	166	81	16
Purchases, issuances, sales, repayments and settlements
Purchases	144	—	—
Issuances	162	70	—
Sales	4	—	—
Repayments	—	(3)	—
Settlements	—	(105)	—
Balance - end of period	$3,413	$1,039	$26

No transfers were made into Level 3 fair value assets and liabilities for the year ended December 31, 2019, five months ended December 31, 2018, and seven months ended July 31, 2018. During the year ended December 31, 2019, $12 was transferred from mortgage loans held for investment, a Level 3 fair value asset, to mortgage loans held for sale, a Level 2 fair value asset, in connection with the collapse of Trust 2009-A, the Company’s legacy portfolio, and sale of the loans held in the trust. Refer to Note 7, Mortgage Loans Held for Sale and Investment, for further information. No transfers were made out of Level 3 fair value assets and liabilities for the Company for the five months ended December 31, 2018 and seven months ended July 31, 2018.

137 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

The tables below present a summary of the estimated carrying amount and fair value of the Company and Predecessor’s financial instruments:

	Successor
	December 31, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$329	$329	$—	$—
Restricted cash	283	283	—	—
Advances and other receivables, net	988	—	—	988
Reverse mortgage interests, net	6,279	—	—	6,318
Mortgage loans held for sale	4,077	—	4,077	—
Mortgage loans held for investment	—	—	—	—
Derivative financial instruments	153	—	153	—
Financial liabilities
Unsecured senior notes(1)	2,366	2,505	—	—
Advance facilities	422	—	422	—
Warehouse facilities(1)	4,575	—	4,575	—
Mortgage servicing rights financing liability	37	—	—	37
Excess spread financing	1,311	—	—	1,311
Derivative financial instruments	15	—	15	—
Participating interest financing(1)	4,299	—	—	4,299
HECM Securitization (HMBS)(1)
Trust 2019-2	331	—	—	331
Trust 2019-1	300	—	—	300
Trust 2018-3	208	—	—	208
Trust 2018-2	148	—	—	148

(1)	The amounts are presented net of unamortized debt issuance costs, premium and discount.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 138

	Successor
	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$242	$242	$—	$—
Restricted cash	319	319	—	—
Advances and other receivables, net	1,194	—	—	1,194
Reverse mortgage interests, net	7,934	—	—	7,942
Mortgage loans held for sale	1,631	—	1,631	—
Mortgage loans held for investment	119	—	—	119
Derivative financial instruments	49	—	49	—
Financial liabilities
Unsecured senior notes(1)	2,459	2,451	—	—
Advance facilities(1)	595	—	595	—
Warehouse facilities(1)	2,349	—	2,349	—
Mortgage servicing rights financing liability	32	—	—	32
Excess spread financing	1,184	—	—	1,184
Derivative financial instruments	20	—	20	—
Participating interest financing(1)	5,675	—	—	5,672
HECM Securitization (HMBS)(1)
Trust 2018-3	326	—	—	326
Trust 2018-2	250	—	—	249
Trust 2018-1	284	—	—	284
Trust 2017-2	231	—	—	230
Nonrecourse debt - legacy assets	29	—	—	28

(1)	The amounts are presented net of unamortized debt issuance costs, premium and discount.

19. Employee Benefit Plans

The Company sponsors a defined contribution plan (401(k) plan) that covers all full-time employees. The Company matches 100% of participant contributions up to 2% of their total eligible annual base compensation and matches 50% of contributions for the next 4% of each participant’s total eligible annual base compensation. Matching contributions by the Company totaled approximately $20 and $7 for the year ended December 31, 2019 and for the five months ended December 31, 2018, respectively. Matching contributions by the Predecessor totaled approximately $10 and $15 for the seven months ended July 31, 2018 and the year ended December 31, 2017, respectively.

20. Capital Requirements

Certain of the Company’s secondary market investors require minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of December 31, 2019, the Company was in compliance with its selling and servicing capital requirements.

139 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

21. Commitments and Contingencies

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

For example, the Company continues to progress towards resolution of certain legacy regulatory matters involving examination findings for alleged violations of certain laws related to the Company’s business practices. The Company has been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigations. The Company is continuing to cooperate with all parties and in connection with these discussions, the Company previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of December 31, 2019. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations.

Further, on April 24, 2018, the CFPB notified Nationstar that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against the Company, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The CFPB may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations. The Company has not recorded an accrual related to this matter as of December 31, 2019. because it does not believe that the possible loss or range of loss arising from any such action is estimable. The Company is continuing to cooperate with the CFPB.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 140

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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company, which includes legal settlements and the fees paid to external legal service providers, of $64 and $22 for the year ended December 31, 2019 and the five months ended December 31, 2018, respectively, was included in general and administrative expenses on the consolidated statements of operations. Legal-related expense for the Predecessor of $40 and $40 for the seven months ended July 31, 2018 and the year ended December 31, 2017, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $18 to $37 in excess of the accrued liability (if any) related to those matters as of December 31, 2019. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

141 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables and reverse mortgage interests represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of December 31, 2019, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

Lease Commitments
The Company leases various corporate and other office facilities under non-cancelable lease agreements with primary terms extending through 2029. These lease agreements generally provide for market-rate renewal options and may provide for escalations in minimum rentals over the lease term. The Company incurred rental expense of $39 and $16 during the year ended December 31, 2019 and the five months ended December 31, 2018, respectively. Rental expense incurred by the Predecessor was $19 and $31 during the seven months ended July 31, 2018 and the year ended December 31, 2017, respectively. See Note 9, Leases, for more information.

Loan and Other Commitments
The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. The Company also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value. See Note 11, Derivative Financial Instruments, for more information.

The Company had certain reverse MSRs, reverse MSLs and reverse mortgage loans related to approximately $22,725 and $28,415 of UPB in reverse mortgage loans as of December 31, 2019 and 2018, respectively. As a servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers’ draws to the loan customers as required in accordance with the loan agreement. As of December 31, 2019 and 2018, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $2,617 and $3,128, respectively. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

22. Business Segment Reporting

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

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 142

The following tables present financial information by segment:

	Successor
	Year Ended December 31, 2019
	Servicing	Originations	Xome	Elimination	Total Operating Segments	Corporate/ Other	Consolidated
Revenues
Service related, net	$408	$80	$422	$(3)	$907	$2	$909
Net gain on mortgage loans held for sale	124	963	—	—	1,087	11	1,098
Total revenues	532	1,043	422	(3)	1,994	13	2,007
Total expenses	690	568	398	(3)	1,653	198	1,851
Other income (expenses), net:
Interest income	500	98	—	—	598	7	605
Interest expense	(469)	(98)	—	—	(567)	(212)	(779)
Other income (expenses), net	4	4	14	—	22	(7)	15
Total other income (expenses), net	35	4	14	—	53	(212)	(159)
(Loss) income before income tax (benefit) expense	$(123)	$479	$38	$—	$394	$(397)	$(3)
Depreciation and amortization for property and equipment and intangible assets	$19	$18	$14	$—	$51	$40	$91
Total assets	$11,044	$9,257	$526	$(4,826)	$16,001	$2,304	$18,305

	Successor
	Five Months Ended December 31, 2018
	Servicing	Originations	Xome	Elimination	Total Operating Segments	Corporate/ Other	Consolidated
Revenues
Service related, net	$217	$24	$177	$—	$418	$—	$418
Net gain on mortgage loans held for sale	19	157	—	—	176	—	176
Total revenues	236	181	177	—	594	—	594
Total expenses	303	155	178	—	636	71	707
Other income (expenses), net:
Interest income	222	27	—	—	249	7	256
Interest expense	(173)	(26)	(1)	—	(200)	(93)	(293)
Other income, net	6	5	1	—	12	1	13
Total other income (expenses), net	55	6	—	—	61	(85)	(24)
(Loss) income before income tax (benefit) expense	$(12)	$32	$(1)	$—	$19	$(156)	$(137)
Depreciation and amortization for property and equipment and intangible assets	$9	$5	$5	$—	$19	$20	$39
Total assets	$13,485	$4,866	$493	$(3,772)	$15,072	$1,901	$16,973

143 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

	Predecessor
	Seven Months Ended July 31, 2018
	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/ Other	Consolidated
Revenues
Service related, net	$740	$36	$149	$(25)	$900	$1	$901
Net gain on mortgage loans held for sale	—	270	—	25	295	—	295
Total revenues	740	306	149	—	1,195	1	1,196
Total expenses	474	245	123	—	842	103	945
Other income (expenses), net:
Interest income	288	38	—	—	326	7	333
Interest expense	(268)	(37)	—	—	(305)	(83)	(388)
Other (expenses) income, net	(1)	—	9	—	8	(2)	6
Total other income (expenses), net	19	1	9	—	29	(78)	(49)
Income (loss) before income tax expense (benefit)	$285	$62	$35	$—	$382	$(180)	$202
Depreciation and amortization for property and equipment and intangible assets	$15	$7	$7	$—	$29	$4	$33
Total assets	$14,578	$4,701	$425	$(3,591)	$16,113	$913	$17,026

	Predecessor
	Year Ended December 31, 2017
	Servicing(1)	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/ Other	Consolidated
Revenues
Service related, net	$766	$63	$291	$(79)	$1,041	$2	$1,043
Net gain on mortgage loans held for sale	—	528	—	79	607	—	607
Total revenues	766	591	291	—	1,648	2	1,650
Total expenses	691	439	247	—	1,377	98	1,475
Other income (expenses), net:
Interest income	527	55	—	—	582	15	597
Interest expense	(523)	(54)	—	—	(577)	(154)	(731)
Other (expenses) income, net	(3)	—	9	—	6	(3)	3
Total other income (expenses), net	1	1	9	—	11	(142)	(131)
Income (loss) before income tax expense (benefit)	$76	$153	$53	$—	$282	$(238)	$44
Depreciation and amortization for property and equipment and intangible assets	$23	$10	$14	$—	$47	$12	$59
Total assets	$15,006	$4,935	$393	$(3,117)	$17,217	$819	$18,036

(1)
For the Predecessor’s Servicing segment results purposes, all revenue is attributable to servicing the portfolio. Therefore, $25 and $79 of net gain on mortgage loans was moved to revenues - service related, net during the seven months ended July 31, 2018 and the year ended December 31, 2017, respectively. For consolidated results purposes, these amounts were reclassed to net gain on mortgage loans held for sale.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 144

23. Guarantor Financial Statement Information

As of December 31, 2019, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the “Issuer”), both wholly-owned subsidiaries of the Company, have issued a 6.500% unsecured senior notes due July 2021(2) with an outstanding aggregate principal amount of $492 and a 6.500% unsecured senior notes due June 2022(2) with an outstanding aggregate principal amount of $206 (collectively, the “unsecured senior notes”). The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. The Company and its three direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the consolidating financial statements of the Company, Nationstar Mortgage LLC and the guarantor subsidiaries for the years indicated.

In the condensed consolidating financial statements presented below, the Company allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

(1)	Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

(2)	This note was subsequently redeemed in full in February 2020. See Note 26, Subsequent Events, for further information.

145 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

MR. COOPER GROUP INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$287	$1	$41	$—	$329
Restricted cash	—	175	—	108	—	283
Mortgage servicing rights	—	3,478	—	24	—	3,502
Advances and other receivables, net	—	988	—	—	—	988
Reverse mortgage interests, net	—	5,312	—	967	—	6,279
Mortgage loans held for sale at fair value	—	4,077	—	—	—	4,077
Property and equipment, net	—	92	—	20	—	112
Deferred tax assets, net	1,273	70	—	2	—	1,345
Other assets	—	1,279	215	751	(855)	1,390
Investment in subsidiaries	2,828	698	—	—	(3,526)	—
Total assets	$4,101	$16,456	$216	$1,913	$(4,381)	$18,305

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$1,667	$699	$—	$—	$—	$2,366
Advance facilities, net	—	63	—	359	—	422
Warehouse facilities, net	—	4,575	—	—	—	4,575
Payables and other liabilities	63	1,882	1	70	—	2,016
MSR related liabilities - nonrecourse at fair value	—	1,334	—	14	—	1,348
Mortgage servicing liabilities	—	61	—	—	—	61
Other nonrecourse debt, net	—	4,299	—	987	—	5,286
Payables to affiliates	140	715	—	—	(855)	—
Total liabilities	1,870	13,628	1	1,430	(855)	16,074
Total stockholders’ equity	2,231	2,828	215	483	(3,526)	2,231
Total liabilities and stockholders’ equity	$4,101	$16,456	$216	$1,913	$(4,381)	$18,305

(1)	Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 146

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$451	$22	$436	$—	$909
Net gain on mortgage loans held for sale	—	1,087	—	11	—	1,098
Total revenues	—	1,538	22	447	—	2,007
Expenses:
Salaries, wages benefits	—	794	5	158	—	957
General and administrative	—	651	2	241	—	894
Total expenses	—	1,445	7	399	—	1,851
Other income (expenses), net:
Interest income	—	525	—	80	—	605
Interest expense	(153)	(566)	—	(60)	—	(779)
Other income (expenses), net	—	1	(15)	29	—	15
Gain (loss) from subsidiaries	142	98	—	—	(240)	—
Total other income (expenses), net	(11)	58	(15)	49	(240)	(159)
(Loss) income before income tax expense	(11)	151	—	97	(240)	(3)
Less: Income tax (benefit) expense	(285)	13	—	(1)	—	(273)
Net income (loss)	274	138	—	98	(240)	270
Less: Net loss attributable to non-controlling interests	—	(4)	—	—	—	(4)
Net income (loss) attributable to Mr. Cooper	$274	$142	$—	$98	$(240)	$274

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

147 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2019

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss)	$274	$138	$—	$98	$(240)	$270
Adjustment to reconcile net income (loss) to net cash attributable to operating activities:
Deferred tax benefit	(286)	(77)	—	(3)	—	(366)
(Gain) loss from subsidiaries	(142)	(98)	—	—	240	—
Net gain on mortgage loans held for sale	—	(1,087)	—	(11)	—	(1,098)
Interest income on reverse mortgage loans	—	(264)	—	(43)	—	(307)
Loss on sale of assets	—	2	—	—	—	2
Provision for servicing reserves	—	66	—	—	—	66
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	997	—	8	—	1,005
Fair value changes in excess spread financing	—	(164)	—	(5)	—	(169)
Fair value changes in mortgage servicing rights financing liability	—	5	—	—	—	5
Fair value changes in mortgage loans held for investment	—	—	—	(3)	—	(3)
Amortization of premiums, net of discount accretion	7	(18)	—	(21)	—	(32)
Depreciation and amortization for property and equipment and intangible assets	—	75	—	16	—	91
Share-based compensation	—	16	—	2	—	18
Other loss	—	3	—	8	—	11
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(2,895)	—	—	—	(2,895)
Mortgage loans originated and purchased for sale, net of fees	—	(40,269)	—	12	—	(40,257)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	41,809	—	139	—	41,948
Changes in assets and liabilities:
Advances and other receivables	—	228	—	—	—	228
Reverse mortgage interests	—	2,035	—	157	—	2,192
Other assets	147	11	—	(80)	—	78
Payables and other liabilities	—	(70)	—	(15)	—	(85)
Net cash attributable to operating activities	—	443	—	259	—	702

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 148

MR COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2019 (Continued)

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Acquisition, net of cash acquired	—	(85)	—	—	—	(85)
Property and equipment additions, net of disposals	—	(34)	—	(15)	—	(49)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(547)	—	—	—	(547)
Proceeds on sale of forward and reverse mortgage servicing rights	—	343	—	—	—	343
Net cash attributable to investing activities	—	(323)	—	(15)	—	(338)

Financing Activities
Increase in warehouse facilities	—	1,704	—	—	—	1,704
Decrease in advance facilities	—	(40)	—	(146)	—	(186)
Repayment of notes payable	—	(294)	—	—	—	(294)
Proceeds from issuance of HECM securitizations	—	—	—	751	—	751
Proceeds from sale of HECM securitizations	—	—	—	20	—	20
Repayment of HECM securitizations	—	—	—	(870)	—	(870)
Proceeds from issuance of participating interest financing	—	277	—	—	—	277
Repayment of participating interest financing	—	(1,868)	—	—	—	(1,868)
Proceeds from issuance of excess spread financing	—	542	—	—	—	542
Repayment of excess spread financing	—	(27)	—	—	—	(27)
Settlement of excess spread financing	—	(219)	—	—	—	(219)
Repayment of nonrecourse debt - legacy assets	—	—	—	(29)	—	(29)
Redemption and repayment of unsecured senior notes	—	(100)	—	—	—	(100)
Repayment of finance lease liability	—	(4)	—	—	—	(4)
Surrender of shares relating to stock vesting	—	(2)	—	—	—	(2)
Debt financing costs	—	(6)	—	(2)	—	(8)
Net cash attributable to financing activities	—	(37)	—	(276)	—	(313)
Net increase (decrease) in cash and cash equivalents	—	83	—	(32)	—	51
Cash and cash equivalents - beginning of period	—	379	1	181	—	561
Cash and cash equivalents - end of period	$—	$462	$1	$149	$—	$612

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

149 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

MR. COOPER GROUP INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2018

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$193	$1	$48	$—	$242
Restricted cash	—	186	—	133	—	319
Mortgage servicing rights	—	3,644	—	32	—	3,676
Advances and other receivables, net	—	1,194	—	—	—	1,194
Reverse mortgage interests, net	—	6,770	—	1,164	—	7,934
Mortgage loans held for sale at fair value	—	1,631	—	—	—	1,631
Mortgage loans held for investment, net	—	1	—	118	—	119
Property and equipment, net	—	84	—	12	—	96
Deferred tax assets, net	973	—	—	(6)	—	967
Other assets	—	660	202	621	(688)	795
Investment in subsidiaries	2,820	601	—	—	(3,421)	—
Total assets	$3,793	$14,964	$203	$2,122	$(4,109)	$16,973

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$1,660	$799	$—	$—	$—	$2,459
Advance facilities, net	—	90	—	505	—	595
Warehouse facilities, net	—	2,349	—	—	—	2,349
Payables and other liabilities	49	1,413	1	80	—	1,543
MSR related liabilities - nonrecourse at fair value	—	1,197	—	19	—	1,216
Mortgage servicing liabilities	—	71	—	—	—	71
Other nonrecourse debt, net	—	5,676	—	1,119	—	6,795
Payables to affiliates	139	549	—	—	(688)	—
Total liabilities	1,848	12,144	1	1,723	(688)	15,028
Total stockholders’ equity	1,945	2,820	202	399	(3,421)	1,945
Total liabilities and stockholders’ equity	$3,793	$14,964	$203	$2,122	$(4,109)	$16,973

(1)	Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 150

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS FIVE MONTHS ENDED DECEMBER 31, 2018

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$233	$9	$176	$—	$418
Net gain on mortgage loans held for sale	—	175	—	1	—	176
Total revenues	—	408	9	177	—	594
Expenses:
Salaries, wages and benefits	1	258	2	76	—	337
General and administrative	—	262	1	107	—	370
Total expenses	1	520	3	183	—	707
Other income (expenses), net:
Interest income	—	237	—	19	—	256
Interest expense	(64)	(211)	—	(18)	—	(293)
Other income, net	1	11	—	1	—	13
(Loss) gain from subsidiaries	(44)	2	—	—	42	—
Total other income (expenses), net	(107)	39	—	2	42	(24)
(Loss) income before income tax benefit	(108)	(73)	6	(4)	42	(137)
Less: Income tax benefit	(992)	(29)	—	—	—	(1,021)
Net income (loss)	884	(44)	6	(4)	42	884
Less: Net loss attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Mr. Cooper	$884	$(44)	$6	$(4)	$42	$884

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

151 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS SEVEN MONTHS ENDED JULY 31, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$732	$16	$153	$—	$901
Net gain on mortgage loans held for sale	—	295	—	—	—	295
Total revenues	—	1,027	16	153	—	1,196
Expenses:
Salaries, wages benefits	—	359	3	64	—	426
General and administrative	27	427	1	64	—	519
Total expenses	27	786	4	128	—	945
Other income (expenses), net:
Interest income	—	299	—	34	—	333
Interest expense	—	(364)	—	(24)	—	(388)
Other (expenses) income, net	—	(3)	—	9	—	6
Gain (loss) from subsidiaries	181	56	—	—	(237)	—
Total other income (expenses), net	181	(12)	—	19	(237)	(49)
Income (loss) before income tax expense	154	229	12	44	(237)	202
Less: Income tax expense	—	48	—	—	—	48
Net income (loss)	154	181	12	44	(237)	154
Less: Net income attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$154	$181	$12	$44	$(237)	$154

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 152

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS FIVE MONTHS ENDED DECEMBER 31, 2018

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss)	$884	$(44)	$6	$(4)	$42	$884
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Deferred tax benefit	(971)	(49)	—	(1)	—	(1,021)
Loss (gain) from subsidiaries	44	(2)	—	—	(42)	—
Net gain on mortgage loans held for sale	—	(175)	—	(1)	—	(176)
Interest income on reverse mortgage loans	—	(206)	—	—	—	(206)
Provision for servicing reserves	—	38	—	—	—	38
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	225	—	—	—	225
Fair value changes in excess spread financing	—	6	—	(1)	—	5
Fair value changes in mortgage servicing rights financing liability	—	6	—	—	—	6
Fair value changes in mortgage loans held for investment	—	—	—	(2)	—	(2)
Amortization of premiums, net of discount accretion	3	7	—	(1)	—	9
Depreciation and amortization for property and equipment and intangible assets	—	33	—	6	—	39
Share-based compensation	—	1	—	1	—	2
Other loss (gain)	—	1	—	(1)	—	—
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(527)	—	—	—	(527)
Mortgage loans originated and purchased for sale, net of fees	—	(8,888)	—	—	—	(8,888)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	9,389	—	16	—	9,405
Changes in assets and liabilities:
Advances and other receivables	—	43	—	—	—	43
Reverse mortgage interests	—	1,569	—	(25)	—	1,544
Other assets	1	(18)	(6)	(38)	—	(61)
Payables and other liabilities	28	(130)	—	34	—	(68)
Net cash attributable to operating activities	(11)	1,279	—	(17)	—	1,251

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

153 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS FIVE MONTHS ENDED DECEMBER 31, 2018 (Continued)

	Successor
	Mr. Cooper	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Acquisition, net of cash acquired	—	—	—	(33)	—	(33)
Property and equipment additions, net of disposals	—	(18)	—	3	—	(15)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(313)	—	6	—	(307)
Proceeds on sale of forward and reverse mortgage servicing rights	—	105	—	—	—	105
Net cash attributable to investing activities	—	(226)	—	(24)	—	(250)

Financing Activities
Decrease in warehouse facilities	—	(351)	—	—	—	(351)
Increase in advance facilities	—	40	—	5	—	45
Proceeds from issuance of HECM securitizations	—	—	—	343	—	343
Repayment of HECM securitizations	—	—	—	(374)	—	(374)
Proceeds from issuance of participating interest financing	—	112	—	—	—	112
Repayment of participating interest financing	—	(943)	—	—	—	(943)
Proceeds from issuance of excess spread financing	—	255	—	—	—	255
Repayment of excess spread financing	—	(38)	—	—	—	(38)
Settlement of excess spread financing	—	(77)	—	—	—	(77)
Repayment of nonrecourse debt - legacy assets	—	—	—	(6)	—	(6)
Redemption and repayment of unsecured senior notes	—	(1,030)	—	—	—	(1,030)
Proceeds from non-controlling interests	—	3	—	—	—	3
Debt financing costs	—	(3)	—	1	—	(2)
Net cash attributable to financing activities	—	(2,032)	—	(31)	—	(2,063)
Net decrease in cash and cash equivalents	(11)	(979)	—	(72)	—	(1,062)
Cash and cash equivalents - beginning of period	11	1,358	1	253	—	1,623
Cash and cash equivalents - end of period	$—	$379	$1	$181	$—	$561

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 154

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS SEVEN MONTHS ENDED JULY 31, 2018

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss)	$154	$181	$12	$44	$(237)	$154
Adjustment to reconcile net income (loss) to net cash attributable to operating activities:
Deferred tax expense	—	63	—	—	—	63
(Gain) loss from subsidiaries	(181)	(56)	—	—	237	—
Net gain on mortgage loans held for sale	—	(295)	—	—	—	(295)
Interest income on reverse mortgage loans	—	(274)	—	—	—	(274)
Gain on sale of assets	—	—	—	(9)	—	(9)
MSL related increased obligation	—	59	—	—	—	59
Provision for servicing reserves	—	70	—	—	—	70
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	(178)	—	1	—	(177)
Fair value changes in excess spread financing	—	81	—	—	—	81
Fair value changes in mortgage servicing rights financing liability	—	16	—	—	—	16
Amortization of premiums, net of discount accretion	—	11	—	(3)	—	8
Depreciation and amortization for property and equipment and intangible assets	—	26	—	7	—	33
Share-based compensation	—	16	—	1	—	17
Other loss	—	3	—	—	—	3
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(544)	—	—	—	(544)
Mortgage loans originated and purchased for sale, net of fees	—	(12,328)	—	—	—	(12,328)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	13,381	—	11	—	13,392
Changes in assets and liabilities:
Advances and other receivables	—	377	—	—	—	377
Reverse mortgage interests	—	1,866	—	(265)	—	1,601
Other assets	9	(294)	(12)	256	—	(41)
Payables and other liabilities	27	65	—	(4)	—	88
Net cash attributable to operating activities	9	2,246	—	39	—	2,294

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

155 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

MR COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS SEVEN MONTHS ENDED JULY 31, 2018 (Continued)

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(35)	—	(5)	—	(40)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(127)	—	(7)	—	(134)
Net payment related to acquisition of HECM related receivables	—	(1)	—	—	—	(1)
Proceeds on sale of assets	—	—	—	13	—	13
Net cash attributable to investing activities	—	(163)	—	1	—	(162)

Financing Activities
Decrease in warehouse facilities	—	(585)	—	—	—	(585)
Decrease in advance facilities	—	(55)	—	(250)	—	(305)
Proceeds from issuance of HECM securitizations	—	—	—	759	—	759
Repayment of HECM securitizations	—	—	—	(448)	—	(448)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	208	—	—	—	208
Repayment of participating interest financing in reverse mortgage interests	—	(1,599)	—	—	—	(1,599)
Proceeds from issuance of excess spread financing	—	70	—	—	—	70
Repayment of excess spread financing	—	(3)	—	—	—	(3)
Settlement of excess spread financing	—	(105)	—	—	—	(105)
Repayment of nonrecourse debt - legacy assets	—	—	—	(7)	—	(7)
Repurchase of unsecured senior notes	—	(62)	—	—	—	(62)
Repurchase of common stock	—	—	—	—	—	—
Surrender of shares relating to stock vesting	(9)	—	—	—	—	(9)
Debt financing costs	—	(24)	—	—	—	(24)
Dividends to non-controlling interests	—	(1)	—	—	—	(1)
Net cash attributable to financing activities	(9)	(2,156)	—	54	—	(2,111)
Net (decrease) increase in cash and cash equivalents	—	(73)	—	94	—	21
Cash and cash equivalents - beginning of period	—	423	1	151	—	575
Cash and cash equivalents - end of period	$—	$350	$1	$245	$—	$596

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 156

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2017

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$717	$28	$298	$—	$1,043
Net gain on mortgage loans held for sale	—	606	—	1	—	607
Total revenues	—	1,323	28	299	—	1,650
Expenses:
Salaries wages and benefits	—	605	5	132	—	742
General and administrative	—	590	11	132	—	733
Total expenses	—	1,195	16	264	—	1,475
Other income (expenses), net:
Interest income	—	544	—	53	—	597
Interest expense	—	(675)	—	(56)	—	(731)
Other (expenses) income, net	—	(6)	—	9	—	3
Gain (loss) from subsidiaries	30	53	—	—	(83)	—
Total other income (expenses), net	30	(84)	—	6	(83)	(131)
Income (loss) before income tax expense	30	44	12	41	(83)	44
Less: Income tax expense	—	13	—	—	—	13
Net income (loss)	30	31	12	41	(83)	31
Less: Net income attributable to non-controlling interests	—	1	—	—	—	1
Net income (loss) attributable to Nationstar	$30	$30	$12	$41	$(83)	$30

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

157 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2017

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non- Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss)	$30	$31	$12	$41	$(83)	$31
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Deferred tax benefit	—	(46)	—	—	—	(46)
(Gain) loss from subsidiaries	(30)	(53)	—	—	83	—
Net gain on mortgage loans held for sale	—	(606)	—	(1)	—	(607)
Interest income on reverse mortgage loans	—	(490)	—	—	—	(490)
Loss (gain) on sale of assets	—	1	—	(9)	—	(8)
Provision for servicing reserves	—	148	—	—	—	148
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	—	430	—	—	—	430
Fair value changes in excess spread financing	—	15	—	(3)	—	12
Fair value changes in mortgage servicing rights financing liability	—	(17)	—	—	—	(17)
Amortization of premiums, net of discount accretion	—	73	—	9	—	82
Depreciation and amortization for property and equipment and intangible assets	—	45	—	14	—	59
Share-based compensation	—	12	—	5	—	17
Other loss	—	6	—	—	—	6
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(1,249)	—	—	—	(1,249)
Mortgage loans originated and purchased for sale, net of fees	—	(19,159)	—	—	—	(19,159)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	20,760	—	16	—	20,776
Changes in assets and liabilities:
Advances and other receivables	—	(30)	—	—	—	(30)
Reverse mortgage interests	—	1,829	—	(157)	—	1,672
Other assets	4	(103)	(12)	36	—	(75)
Payables and other liabilities	—	(180)	(1)	(12)	—	(193)
Net cash attributable to operating activities	4	1,417	(1)	(61)	—	1,359

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 158

MR. COOPER GROUP INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2017 (Continued)

	Predecessor
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non- Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(37)	—	(5)	—	(42)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(56)	—	(7)	—	(63)
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM-related receivables	—	16	—	—	—	16
Proceeds on sale of forward and reverse mortgage servicing rights	—	71	—	—	—	71
Proceeds on sale of assets	—	16	—	—	—	16
Purchase of cost-method investment	—	(4)	—	—	—	(4)
Net cash attributable to investing activities	—	6	—	(12)	—	(6)

Financing Activities
Increase in warehouse facilities	—	863	—	—	—	863
Decrease in advance facilities	—	(81)	—	(160)	—	(241)
Proceeds from issuance of HECM securitizations	—	—	—	707	—	707
Repayment of HECM securitizations	—	(1)	—	(571)	—	(572)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	575	—	—	—	575
Repayment of participating interest financing in reverse mortgage interests	—	(2,597)	—	—	—	(2,597)
Repayment of excess spread financing	—	(23)	—	—	—	(23)
Settlement of excess spread financing	—	(207)	—	—	—	(207)
Repayment of nonrecourse debt - legacy assets	—	—	—	(15)	—	(15)
Redemption and repayment of unsecured senior notes	—	(123)	—	—	—	(123)
Surrender of shares relating to stock vesting	(4)	—	—	—	—	(4)
Debt financing costs	—	(13)	—	—	—	(13)
Dividends to non-controlling interests	—	(5)	—	—	—	(5)
Net cash attributable to financing activities	(4)	(1,612)	—	(39)	—	(1,655)
Net decrease in cash and cash equivalents	—	(189)	(1)	(112)	—	(302)
Cash and cash equivalents - beginning of period	—	612	2	263	—	877
Cash and cash equivalents - end of period	$—	$423	$1	$151	$—	$575

(1)	Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

159 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

24. Transactions with Affiliates

Nationstar previously entered into arrangements with Fortress Investment Group (“Fortress”), its subsidiaries managed funds, or affiliates for purposes of financing its MSR acquisitions and performing services as a subservicer. Prior to the Merger with Nationstar on July 31, 2018, an affiliate of Fortress held a majority of the outstanding common shares of the Predecessor. Subsequent to the Merger, Fortress is no longer an affiliate of the Company. Refer to Note 3, Acquisitions, for additional information. The following summarizes the Predecessor’s transactions with affiliates of Fortress prior to the Merger on July 31, 2018.

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

The fees paid to New Residential entity by the Predecessor totaled $122 and $241 during the seven months ended July 31, 2018 and year ended December 31, 2017, respectively, which are recorded as a reduction to servicing fee revenue, net.

Mortgage Servicing Rights Financing
From December 2013 through June 2014, the Predecessor entered into agreements to sell a contractually specified base fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third parties. The Company continues to be the named servicer, and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with the Company. Accordingly, the Company accounts for the MSRs and the related MSRs financing liability on its consolidated balance sheets. The Company will continue to sell future servicing advances to New Residential.

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

In May 2014, the Predecessor entered into a servicing arrangement with New Residential whereby the Predecessor services residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. For the seven months ended July 31, 2018 and the year ended December 31, 2017, the Predecessor recognized revenue of $3 and $6 related to these servicing arrangements, respectively.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 160

25. Quarterly Financial Data (Unaudited)

The unaudited quarterly consolidated results of operations are summarized in the tables below:

	Successor
	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service related revenue, net	$84	$137	$258	$430
Net gain on mortgage loans held for sale	166	262	360	310
Total revenues	250	399	618	740
Total expenses	443	492	478	438
Total other income (expenses), net	(40)	(24)	(33)	(62)
(Loss) income before income tax (benefit) expense	(233)	(117)	107	240
Less: Income tax (benefit) expense	(47)	(29)	24	(221)
Net (loss) income	(186)	(88)	83	461
Less: Net loss attributable to non-controlling interests	—	(1)	(1)	(2)
Net (loss) income attributable to Mr. Cooper	$(186)	$(87)	$84	$463
Less: Undistributed earnings attributable to participating stockholders(1)	—	—	1	4
Net (loss) income attributable to common stockholders	$(186)	$(87)	$83	$459

Net (loss) income per common share attributable to Mr. Cooper common stockholders:
Basic	$(2.05)	$(0.96)	$0.91	$5.03
Diluted	$(2.05)	$(0.96)	$0.90	$4.95

161 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

	Predecessor			Successor
	Quarter Ended March 31, 2018	Quarter Ended June 30, 2018	One Month Ended July 31, 2018	Two Months Ended September 30, 2018	Quarter Ended December 31, 2018
Service related revenue, net	$464	$317	$120	$259	$159
Net gain on mortgage loans held for sale	124	127	44	83	93
Total revenues	588	444	164	342	252
Total expenses	364	339	242	275	432
Total other income (expenses), net	(18)	(26)	(5)	(26)	2
Income (loss) before income tax expense (benefit)	206	79	(83)	41	(178)
Less: Income tax expense (benefit)	46	21	(19)	(979)	(42)
Net income (loss)	160	58	(64)	1,020	(136)
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income (loss) attributable to Predecessor/Successor	160	58	(64)	1,020	(136)
Less: Undistributed earnings attributable to participating stockholders(1)	—	—	—	9	—
Net income (loss) attributable to common stockholders	$160	$58	$(64)	$1,011	$(136)

Net income (loss) per common share attributable to Predecessor/Successor common stockholders:
Basic	$1.63	$0.59	$(0.65)	$11.13	$(1.50)
Diluted	$1.61	$0.59	$(0.65)	$10.99	$(1.50)

(1)
Undistributed earnings allocated to participating securities and earnings per share are computed independently for each period. Accordingly, the sum of each quarterly amount may not agree to the year-to-date total.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 162

26. Subsequent Events

On January 16, 2020, the Company completed an offering of $600 aggregate principal amount of 6.000% Senior Notes due 2027 (the “Notes”). The Notes will bear interest at 6.000% per annum and will mature on January 15, 2027. Interest on the Notes will be payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2020. In February 2020, the net proceeds of the offering, together with cash on hand, were used to redeem in full the outstanding 6.500% Senior Notes due 2021 and 6.500% Senior Notes due 2022.

163 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As a result of the Merger, we adopted the controls and procedures of the Predecessor. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2019.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2019 as stated in their report, dated February 28, 2020, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 164

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mr. Cooper Group Inc.

Opinion on Internal Control over Financial Reporting
We have audited Mr. Cooper Group Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mr. Cooper Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2019 and 2018 (Successor), the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2019 (Successor) and for the five months ended December 31, 2018 (Successor), and the related notes, and the related consolidated statements of operations, stockholders’ equity and cash flows of Nationstar Mortgage Holdings Inc. (Nationstar) for the seven months ended July 31, 2018 (Predecessor) and for the year ended December 31, 2017 (Predecessor), and the related notes, and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 28, 2020

165 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

Item 9B. Other Information

None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be incorporated by reference from the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the Company’s fiscal year-end (the “2020 Proxy Statement”).

Item 11. Executive Compensation

Information required by this item will be incorporated by reference from the 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be incorporated by reference from the 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be incorporated by reference from the 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be incorporated by reference from the 2020 Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:
Our consolidated financial statements as of December 31, 2019 and 2018 and for the year ended December 31, 2019 and five months ended December 31, 2018 (Successor) and for the seven months ended July 31, 2018 and the year ended December 31, 2017 (Predecessor), and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are filed within Item 8 in Part II as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

3.	Exhibits:
The exhibits to this report are listed in the index to exhibits below.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 166

INDEX TO EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of February 12, 2018, among Nationstar Mortgage Holdings Inc., WMIH Corp. and Wand Merger Corporation	8-K	001-14667	2.1	02/14/2018

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	8-K	001-14667	3.1	10/10/2018

3.2	Amended and Restated Bylaws of the Company	10-Q	001-14667	3.2	11/09/2018

4.1	Form of Stock Certificate	10-Q	001-14667	4.1	11/01/2019

4.2	Form of Series A Convertible Preferred Stock Certificate	8-K	001-14667	4.6	01/31/2014

4.3	Description of Common Stock					X

4.4	Investor Rights Agreement, dated January 30, 2014, between WMIH Corp., KKR Fund Holdings L.P. and any subsequent stockholder party	8-K	001-4667	4.2	01/31/2014

4.5	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	02/07/2013

4.6	First Supplemental Indenture, dated as of March 26, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	03/26/2013

4.7	Second Supplemental Indenture, dated as of June 21, 2018, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	06/22/2018

4.8	(Third) Supplemental Indenture, dated as of July 31, 2018 among the Company as Guaranteeing Parent, Nationstar Mortgage LLC and Nationstar Capital Corporation, as the Issuers and Wells Fargo Bank, National Association, as trustee	8-K	001-1667	4.1	08/01/2018

4.9	Indenture, dated as of May 31, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	05/31/2013

4.10	First Supplemental Indenture, dated as of June 21, 2018, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	00135449	4.2	06/22/2018

167 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.11	(Second) Supplemental Indenture, dated as of July 31, 2018 among the Company as Guaranteeing Parent, Nationstar Mortgage LLC and Nationstar Capital Corporation, as the Issuers and Wells Fargo Bank, National Association, as trustee	8-K	001-14667	4.2	08/01/2018

4.12	Indenture, dated as of July 13, 2018, among Wand Merger Corporation (now known as Nationstar Mortgage Holdings Inc.) as Issuer, the Company as Parent Guarantor and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.1	07/13/2018

4.13	Supplemental Indenture No. 1, dated as of July 31, 2018, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.3	08/01/2018

4.14
Indenture, dated as of January 16, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee
						X

4.15	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	02/06/2013

4.16	Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent	10-Q	001-35449	4.4	05/09/2014

4.17	Amendment No. 2 to the Fourth Amended and Restated Indenture, dated May 5, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.1	08/03/2015

4.18	Amendment No. 3 to the Fourth Amended and Restated Indenture, dated June 26, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.2	08/03/2015

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 168

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.19	Amended and Restated Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	10-K	001-35449	4.17	03/01/2016

10.1	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	02/06/2013

10.2	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	02/06/2013

10.3	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/15/2013

10.4	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	03/15/2013

10.5	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	03/15/2013

10.6	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	03/15/2013

10.7	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013

10.8	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013

10.9	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013

169 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.10	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	11/07/2014

10.11	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.4	11/07/2014

10.12	Amendment Number Nine, dated October 19, 2015, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.28	03/01/2016

10.13	Amendment Number Ten, dated October 17, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.17	03/09/2017

10.14	Amendment Number Eleven, dated October 31, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/09/2017

10.15	Amendment Number Twelve, dated October 30, 2017, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/02/2018

10.16	Amendment Number Thirteen, dated March 22, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	05/10/2018

10.17	Amendment Number Fourteen, dated October 24, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-14667	10.17	03/11/2019

10.18	Amendment Number Fifteen, dated November 20, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-14667	10.18	03/11/2019

10.19	Amendment Number Sixteen, dated January 28, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.1	05/08/2019

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 170

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.20	Amendment Number Seventeen, dated March 29, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.2	05/08/2019

10.21	Amendment Number Eighteen, dated April 3, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.1	08/02/2019

10.22	Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	05/05/2016

10.23	Amendment Number One, dated as of June 24, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	08/09/2016

10.24	Amendment Number Two, dated as of October 17, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.21	03/09/2017

10.25	Amendment Number Three, dated as of October 31, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.22	03/09/2017

10.26	Amendment Number Four, dated as of October 30, 2017 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.23	03/02/2018

10.27	Amendment Number Five, dated as of March 22, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	05/10/2018

171 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.28	Amendment Number Six, dated as of May 29, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	08/03/2018

10.29	Amendment Number Seven, dated as of October 24, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.26	03/11/2019

10.30	Amendment Number Eight, dated as of November 20, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.27	03/11/2019

10.31	Amendment Number Nine, dated as of January 28, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.3	05/08/2019

10.32	Amendment Number Ten, dated as of March 29, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.4	05/08/2019

10.33	Amendment Number Eleven, dated as of April 3, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.2	08/02/2019

10.34
Amendment Number Twelve, dated as of October 25, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller
						X

10.35**	Offer Letter, dated as of June 24, 2015, by and between Nationstar Mortgage LLC and Anthony L. Ebers	10-K	001-35449	10.45	03/01/2016

10.36**	Offer Letter, dated as of July 6, 2015, by and between Nationstar Mortgage LLC and Michael R. Rawls	10-K	001-35449	10.46	03/01/2016

10.37**	Offer Letter, dated as of December 11, 2018 by and between the Company and Christopher Marshall	8-K	001-14667	10.1	12/12/2018

10.38**	2012 Long-Term Incentive Plan	10-K	001-14667	10.17	03/15/2013

10.39**	First Amendment to 2012 Long-Term Incentive Plan	8-K	001-14667	99.1	02/03/2014

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 172

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.40**	Second Amendment to 2012 Long-Term Incentive Plan	10-K	001-14667	10.15	02/27/2015

10.41**	Form of Participant Restricted Stock Agreement	10-K	001-14667	10.33	03/02/2018

10.42**	Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-35449	10.1	05/12/2016

10.43**	Amendment to the Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-14667	10.2	08/01/2018

10.44**	Form of Amended and Restated Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2012 Incentive Compensation Plan	10-K	001-35449	10.54	03/01/2016

10.45**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.5	05/07/2015

10.46**	Mr. Cooper Group Inc. 2019 Omnibus Incentive Plan	S-8	333-231552	99.1	05/16/2019

10.47**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Employees	8-K	001-14667	10.2	05/17/2019

10.48**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Non-Employee Directors	8-K	001-14667	10.3	05/17/2019

10.49**	Nationstar Mortgage LLC Executive Management Incentive Plan, dated as of March 31, 2015	8-K	001-35449	10.1	04/02/2015

10.50**	Form of Indemnification Agreement with directors and officers	8-K	001-14667	10.1	05/13/2015

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

173 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

Item 16. Form 10-K Summary

None.

Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K 174

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mr. Cooper Group Inc.

By: /s/ Jay Bray
Jay Bray
President and Chief Executive Officer
February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bray	February 28, 2020
Jay Bray, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Christopher G. Marshall	February 28, 2020
Christopher G. Marshall, Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Elizabeth Burr	February 28, 2020
Elizabeth Burr, Director

/s/ Robert H. Gidel	February 28, 2020
Robert H. Gidel, Director

/s/ Roy A. Guthrie	February 28, 2020
Roy A. Guthrie, Director

/s/ Christopher J. Harrington	February 28, 2020
Christopher J. Harrington, Director

/s/ Michael D. Malone	February 28, 2020
Michael D. Malone, Director

/s/ Tagar C. Olson	February 28, 2020
Tagar C. Olson, Director

/s/ Steven D. Scheiwe	February 28, 2020
Steven D. Scheiwe, Director

175 Mr. Cooper Group Inc. - 2019 Annual Report on Form 10-K