Form 10-Q
period 2020-03-31
Mr. Cooper Group Inc.
filed 2020-04-30
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of April 24, 2020 was 91,970,033.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$579	$329
Restricted cash	266	283
Mortgage servicing rights, $3,109 and $3,496 at fair value, respectively	3,115	3,502
Advances and other receivables, net of reserves of $193 and $175, respectively	685	988
Reverse mortgage interests, net of reserves of $3 and $3, respectively	5,955	6,279
Mortgage loans held for sale at fair value	3,922	4,077
Property and equipment, net of accumulated depreciation of $65 and $55, respectively	111	112
Deferred tax assets, net	1,411	1,345
Other assets	1,569	1,390
Total assets	$17,613	$18,305

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,259	$2,366
Advance facilities, net	489	422
Warehouse facilities, net	4,551	4,575
Payables and other liabilities	1,965	2,016
MSR related liabilities - nonrecourse at fair value	1,285	1,348
Mortgage servicing liabilities	53	61
Other nonrecourse debt, net	4,945	5,286
Total liabilities	15,547	16,074
Commitments and contingencies (Note 18)
Preferred stock at $0.00001 - 10 million shares authorized, 1 million shares issued and outstanding, respectively; aggregate liquidation preference of ten dollars, respectively	—	—
Common stock at $0.01 par value - 300 million shares authorized, 92.0 million and 91.1 million shares issued, respectively	1	1
Additional paid-in-capital	1,108	1,109
Retained earnings	961	1,122
Total Mr. Cooper stockholders’ equity	2,070	2,232
Non-controlling interests	(4)	(1)
Total stockholders’ equity	2,066	2,231
Total liabilities and stockholders’ equity	$17,613	$18,305

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenues:
Service related, net	$(53)	$84
Net gain on mortgage loans held for sale	331	166
Total revenues	278	250
Expenses:
Salaries, wages and benefits	246	215
General and administrative	198	228
Total expenses	444	443
Other income (expenses), net:
Interest income	118	134
Interest expense	(192)	(189)
Other income, net	1	15
Total other income (expenses), net	(73)	(40)
Loss before income tax benefit	(239)	(233)
Less: Income tax benefit	(68)	(47)
Net loss	(171)	(186)
Less: Net loss attributable to non-controlling interests	(3)	—
Net loss attributable to Mr. Cooper	(168)	(186)
Less: Undistributed earnings attributable to participating stockholders	—	—
Net loss attributable to common stockholders	$(168)	$(186)

Net loss per common share attributable to Mr. Cooper:
Basic	$(1.84)	$(2.05)
Diluted	$(1.84)	$(2.05)

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2019	1,000	$—	90,821	$1	$1,093	$848	$1,942	$3	$1,945
Shares issued / (surrendered) under incentive compensation plan	—	—	221	—	(2)	—	(2)	—	(2)
Share-based compensation	—	—	—	—	4	—	4	—	4
Net loss	—	—	—	—	—	(186)	(186)	—	(186)
Balance at March 31, 2019	1,000	$—	91,042	$1	$1,095	$662	$1,758	$3	$1,761

Balance at January 1, 2020	1,000	$—	91,118	$1	$1,109	$1,122	$2,232	$(1)	$2,231
Shares issued / (surrendered) under incentive compensation plan	—	—	852	—	(5)	—	(5)	—	(5)
Share-based compensation	—	—	—	—	4	—	4	—	4
Cumulative effect adjustments pursuant to the adoption of ASU 2016-13	—	—	—	—	—	7	7	—	7
Net loss	—	—	—	—	—	(168)	(168)	(3)	(171)
Balance at March 31, 2020	1,000	$—	91,970	$1	$1,108	$961	$2,070	$(4)	$2,066

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating Activities
Net loss	$(171)	$(186)
Adjustments to reconcile net loss to net cash attributable to operating activities:
Deferred tax benefit	(68)	(47)
Net gain on mortgage loans held for sale	(331)	(166)
Interest income on reverse mortgage loans	(62)	(82)
Provision for reserves	8	11
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	526	379
Fair value changes in excess spread financing	(35)	(69)
Fair value changes in mortgage servicing rights financing liability	6	2
Fair value changes in mortgage loans held for investment	—	(1)
Amortization of premiums, net of discount accretion	23	2
Depreciation and amortization for property and equipment and intangible assets	19	21
Share-based compensation	4	4
Other loss	7	—
Repurchases of forward loan assets out of Ginnie Mae securitizations	(919)	(364)
Mortgage loans originated and purchased for sale, net of fees	(12,375)	(5,717)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	13,724	6,197
Changes in assets and liabilities:
Advances and other receivables	300	120
Reverse mortgage interests	400	614
Other assets	(91)	(216)
Payables and other liabilities	(255)	(217)
Net cash attributable to operating activities	710	285

Investing Activities
Acquisitions, net of cash acquired	—	(85)
Property and equipment additions, net of disposals	(12)	(10)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(27)	(130)
Proceeds on sale of forward and reverse mortgage servicing rights	43	243
Net cash attributable to investing activities	4	18

Continued on following page. See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Financing Activities
(Decrease) increase in warehouse facilities	(25)	307
Increase (decrease) in advance facilities	68	(30)
Repayment of notes payable	—	(294)
Proceeds from sale of HECM securitizations	—	20
Repayment of HECM securitizations	(99)	(127)
Proceeds from issuance of participating interest financing in reverse mortgage interests	55	86
Repayment of participating interest financing in reverse mortgage interests	(330)	(494)
Proceeds from the issuance of excess spread financing	24	245
Settlements and repayments of excess spread financing	(58)	(50)
Issuance of unsecured senior debt	600	—
Repayment of nonrecourse debt – legacy assets	—	(3)
Redemption and repayment of unsecured senior notes	(698)	—
Repayment of finance lease liability	(1)	(1)
Surrender of shares relating to stock vesting	(5)	(2)
Debt financing costs	(12)	(1)
Net cash attributable to financing activities	(481)	(344)
Net increase (decrease) in cash, cash equivalents, and restricted cash	233	(41)
Cash, cash equivalents, and restricted cash - beginning of period	612	561
Cash, cash equivalents, and restricted cash - end of period(1)	$845	$520

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$89	$74

(1)	The following table provides a reconciliation of cash, cash equivalents and restricted cash to amount reported within the consolidated balance sheets.

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$579	$181
Restricted cash	266	339
Total cash, cash equivalents, and restricted cash	$845	$520

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

Basis of Presentation
The consolidated interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2019.

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

Recent Accounting Guidance Adopted
Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), (“ASU 2016-13”) requires expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable and supportable forecasts, which is referred to as the current expected credit loss (“CECL”) methodology. The update eliminates the initial recognition of credit losses on an incurred basis in current GAAP and instead reflects an entity’s current estimate of all expected credit losses over the life of the asset. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new standard will reflect management’s best estimate of all expected credit losses for the Company’s financial assets that are recognized at amortized cost. The guidance is effective for the Company as of January 1, 2020, with a cumulative-effect adjustment to retained earnings as of that date.
Based upon management’s scoping analysis, the Company determined that reverse mortgage interests, net of reserves, advances and other receivables, net of reserves, and certain financial instruments included in other assets are within the scope of ASU 2016-13. Certain financial instruments within these respective line items have been determined to have limited expected credit-related losses due to the contractual servicing agreements with agencies and loan product guarantees. For advances and other receivables, net, the Company determined that the majority of estimated losses are due to servicing operational errors and credit-related losses are not significant because of the contractual relationships with the agencies. For reverse mortgage interests the Company determined that the guarantee from Federal Housing Administration (“FHA”) on Home Equity Conversion Mortgage (“HECM“) loan products limits credit-related losses to an immaterial amount with substantially all losses related to servicing operational errors. For other assets, primarily trade receivables, the Company determined that these are short-term in nature (less than one year), and the estimated credit-related losses over the life of these receivables are similar to those resulting from the Company’s existing loss reserve process.  For each of the aforementioned financial instruments carried at amortized cost, the Company enhanced its processes to consider and include the requirements of ASU 2016-13, as applicable, into the determination of credit-related losses.

On January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective method for the above-mentioned financial assets. Results for reporting periods after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded transition adjustments aggregating to a net increase of $9, or $7 after tax, to retained earnings and a reduction of $7 to the advances and other receivables reserve and a $2 reduction in the other assets reserves, as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13.

In connection with adoption of ASU 2016-13, the Company updated its accounting policies as follows:

For certain financial instruments included in advances and other receivables, net and certain trade receivables and accrued revenues included in other assets that within the scope of ASU 2016-13, the reserve methodology was revised to consider CECL losses. The revised CECL methodology considers expected lifetime loss rates calculated from historical data using a weighted average life to determine the current expected credit loss required. Due to the nature of the financial instrument, reverse mortgage interests, net of reserves, had limited impact from the adoption of CECL to the reserve methodology. See Note 4, Advances and Other Receivables, Net, Note 5, Reverse Mortgage Interests, Net, and Note 8, Other Assets, for additional information.

Factors that influenced management’s current estimate of expected credit losses for certain advances and other receivables and certain trade receivables and accrued revenues included the following: historical collection and loss rates, passage of time, weighted average life of receivables, various qualitative factors including current economic conditions.
Factors that influenced management’s current estimate of expected credit related losses for certain reverse mortgage interests included the following: historical collection and loss rates, foreclosure timelines, and values of underlying collateral.
Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”) removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020. The guidance does not have a material impact to the disclosures currently provided by the Company.

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

The acquisition has been accounted for in accordance with Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The determination of fair value estimates requires management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments. The final purchase price was $116, paid in cash. Based on the allocation of fair value, goodwill of $40 was recorded, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to the assembled workforce and synergies with the Company’s current operations. $28 and $12 of the goodwill is assigned to the Originations and Servicing segments, respectively, based on expected cash flows, and is expected to be deductible for tax purposes.

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

The Company incurred total acquisition costs of $2 during the three months ended March 31, 2019, of which $1 is included in salaries, wages and benefits expense and $1 in general and administrative expense in the Company’s consolidated statements of operations. The acquisition costs were primarily related to legal, accounting and consulting services. There were no acquisition costs incurred by the Company in the three months ended March 31, 2020.

For the three months ended March 31, 2019, the operations contributed by this acquisition generated total revenues of $39 and income before income tax of $14, respectively, which are reported in the Company’s consolidated statements of operations.

The following unaudited pro forma financial information presents the combined results of operations for the three months ended March 31, 2019, as if the acquisition had occurred on January 1, 2019:

Three Months Ended March 31, 2019
Pro forma financial information	(unaudited)
Pro forma total revenues	$269

Pro forma net loss	$(184)

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities:

MSRs and Related Liabilities	March 31, 2020	December 31, 2019
Forward MSRs - fair value	$3,109	$3,496
Reverse MSRs - amortized cost	6	6
Mortgage servicing rights	$3,115	$3,502

Mortgage servicing liabilities - amortized cost	$53	$61

Excess spread financing - fair value	$1,242	$1,311
Mortgage servicing rights financing - fair value	43	37
MSR related liabilities - nonrecourse at fair value	$1,285	$1,348

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage (“forward”) loans for others, either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights of both agency and non-agency loans.

The following table sets forth the activities of forward MSRs:

Forward MSRs - Fair Value	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Fair value - beginning of period	$3,496	$3,665
Additions:
Servicing retained from mortgage loans sold	123	66
Purchases of servicing rights(1)	24	409
Dispositions:
Sales of servicing assets	—	(260)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	(401)	(332)
Other changes in fair value	(133)	(67)
Fair value - end of period	$3,109	$3,481

(1)
Purchases of servicing rights during the three months ended March 31, 2019 includes $271 of mortgage servicing rights that were acquired from Pacific Union. See Note 2, Acquisitions, for further discussion.

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company’s continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment. During the three months ended March 31, 2020 and 2019, the Company sold $40 and $19,409 in unpaid principal balance (“UPB”) of forward MSRs, of which none and $19,276 were retained by the Company as subservicer, respectively.

MSRs measured at fair value are primarily segregated between credit sensitive and interest sensitive pools (referred to herein as “acquisition pools”). Credit sensitive pools are primarily impacted by borrower performance under specified repayment terms, which most directly impacts involuntary prepayments and delinquency rates. Interest sensitive pools are primarily impacted by changes in forecasted interest rates, which in turn impact voluntary prepayment speeds. The Company assesses whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. Numerous factors are considered in making this assessment, including loan-to-value ratios, FICO scores, percentage of portfolio previously modified, portfolio seasoning and similar criteria. The determination between credit sensitive and interest sensitive for a pool is made at the date of acquisition, and no subsequent changes are made.

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

MSRs measured at fair value are also segregated between investor type into agency and non-agency pools (referred to herein as “investor pools”) based on upon contractual servicing agreements with investors at the respective balance sheet date to evaluate the MSR portfolio and fair value of the portfolio.

The following table provides a breakdown of UPB and fair value for the Company’s forward MSRs:

	March 31, 2020		December 31, 2019
Forward MSRs - UPB and fair value breakdown	UPB	Fair Value	UPB	Fair Value
Acquisition Pools
Credit sensitive	$138,726	$1,386	$147,895	$1,613
Interest sensitive	151,908	1,723	148,887	1,883
Total	$290,634	$3,109	$296,782	$3,496

Investors Pools
Agency(1)	$238,956	$2,618	$240,688	$2,944
Non-agency(2)	51,678	491	56,094	552
Total	$290,634	$3,109	$296,782	$3,496

(1)
Agency investors primarily consist of government sponsored enterprises (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and the Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”), and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”).

(2)	Non-agency investors consist of investors in private-label securitizations.

The Company used the following key weighted-average inputs and assumptions in estimating the fair value of forward MSRs:

Forward MSRs - Key inputs and assumptions	March 31, 2020	December 31, 2019
Total MSR Portfolio
Discount rate	9.7%	9.7%
Prepayment speeds	13.4%	13.1%
Average life	5.7 years	5.8 years

Acquisition Pools:
Credit Sensitive
Discount rate	10.2%	10.4%
Prepayment speeds	13.0%	12.7%
Average life	5.9 years	6.0 years

Interest Sensitive
Discount rate	9.1%	9.1%
Prepayment speeds	13.8%	13.5%
Average life	5.5 years	5.7 years

Investor Pools:
Agency
Discount rate	9.0%	9.0%
Prepayment speeds	13.2%	13.0%
Average life	5.6 years	5.8 years

Non-agency
Discount rate	12.6%	12.6%
Prepayment speeds	14.3%	13.8%
Average life	6.1 years	6.2 years

The following table shows the hypothetical effect on the fair value of the Company’s forward MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Discount Rate		Total Prepayment Speeds
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2020
Mortgage servicing rights	$(111)	$(214)	$(158)	$(305)

December 31, 2019
Mortgage servicing rights	$(127)	$(245)	$(165)	$(317)

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

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
The Company services certain HECM reverse mortgage loans with an unpaid principal balance of $21,590 and $22,725 as of March 31, 2020 and December 31, 2019, respectively. The following table sets forth the activities of reverse MSRs and mortgage servicing liabilities (“MSL”) for three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
Reverse MSRs and Liabilities - Amortized Cost	Assets	Liabilities	Assets	Liabilities
Balance - beginning of period	$6	$61	$11	$71
Amortization/accretion	—	(8)	—	(18)
Adjustments(1)	—	—	(4)	37
Balance - end of the period	$6	$53	$7	$90
Fair value - end of period	$6	$27	$7	$75

(1)
Reverse MSR and MSL net adjustments recorded by the Company during the three months ended March 31, 2019 primarily relate to the fair value adjustments for reverse MSR and MSL assumed from the Merger resulting from the revised cost to service assumption used in the valuation of reverse MSR and MSL during the measurement period.

Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management’s assessment at March 31, 2020, no impairment or increased obligation was needed.

Excess Spread Financing - Fair Value
In order to finance the acquisition of certain MSRs on various Portfolios, the Company has entered into sale and assignment agreements with third parties and sold to these entities the right to receive a specified percentage of the excess cash flow generated from the portfolios in excess of a fixed base servicing fee per loan. The Company retains all the base servicing fee, ancillary income and interest float earnings on principal along with interest payments and escrows, and also incurs costs to service the specified pool. The Company is the legal owner and the servicer of the portfolios and provides all servicing and advancing functions.

In connection with the above transactions, the Company entered into recapture agreement obligations with third parties that require the Company to transfer the new loan or a replacement loan of similar economic characteristics into the respective portfolio if the Company recaptures any loan in the portfolio. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above. Accordingly, a recapture assumption is included within excess spread valuation.

The Company used the following weighted-average assumptions in the Company’s valuation of excess spread financing:

Excess Spread Financing Assumptions	March 31, 2020	December 31, 2019
Discount rate	11.6%	11.6%
Prepayment speeds	12.8%	12.6%
Recapture rate	18.6%	20.1%
Average life	5.7 years	5.8 years

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2020
Excess spread financing	$43	$89	$48	$98

December 31, 2019
Excess spread financing	$46	$95	$46	$96

These hypothetical sensitivities should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects. Also, a positive change in the above assumptions would not necessarily correlate with the corresponding decrease in the net carrying amount of the excess spread financing. Excess Spread financing’s cash flow assumptions that are utilized in determining fair value are based on the related cash flow assumptions used in the financed MSRs. Any fair value change recognized in the financed MSRs attributable to related cash flows assumptions would inherently have an inverse impact on the carrying amount of the related excess spread financing.

Mortgage Servicing Rights Financing - Fair Value
From December 2013 through June 2014, the Company entered into agreements to sell a contractually specified base servicing fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by third-party investors. The purpose of this transaction was to facilitate the financing of advances for private label mortgages. The Company continues to be the named servicer, and, for accounting purposes, ownership of the MSR resides with the Company. Accordingly, the Company records the MSR and an MSR financing liability associated with this transaction in its consolidated balance sheets. The MSR financing liability reflects the incremental costs of this transaction relative to the market participant assumptions contained in the MSR valuation.

The following table sets forth the weighted-average assumptions used in the valuation of the mortgage servicing rights financing liability:

Mortgage Servicing Rights Financing Assumptions	March 31, 2020	December 31, 2019
Advance financing rates	1.7%	3.5%
Annual advance recovery rates	18.4%	18.8%

Servicing Segment Revenues
The following table sets forth the items comprising total revenues for the Servicing segment:

Total Revenues - Servicing	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Contractually specified servicing fees(1)	$297	$281
Other service-related income(1)	49	50
Incentive and modification income(1)	10	7
Late fees(1)	27	25
Reverse servicing fees	6	9
Mark-to-market adjustments(2)	(383)	(293)
Counterparty revenue share(3)	(76)	(48)
Amortization, net of accretion(4)	(76)	(23)
Total revenues - Servicing	$(146)	$8

(1)	The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues.

(2)
Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows for the Company was $10 and $11 for the three months ended March 31, 2020 and 2019, respectively.

(3)
Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSR financing arrangements.

(4)	Amortization for the Company is net of excess spread accretion of $68 and $36 and MSL accretion of $8 and $18 for the three months ended March 31, 2020 and 2019, respectively.

4. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following:

Advances and Other Receivables, Net	March 31, 2020	December 31, 2019
Servicing advances, net of $125 and $131 discount, respectively	$688	$970
Receivables from agencies, investors and prior servicers, net of $21 and $21 discount, respectively	190	193
Reserves	(193)	(175)
Total advances and other receivables, net	$685	$988

The Company, as loan servicer, is contractually responsible to advance funds on behalf of the borrower and investor primarily for loan principal and interest, property taxes and hazard insurance and foreclosure costs. Advances are primarily recovered through reimbursement from the investor, proceeds from sale of loan collateral or mortgage insurance claims or the borrower. Reserves for advances and other receivables on loans liquidated or purchased out of the MSR portfolio are established within advances and other receivables.

The following table sets forth the activities of the servicing reserves for advances and other receivables:

Reserves for Advances and Other Receivables	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Balance - beginning of period	$168	$47
Provision and other additions(1)	30	30
Write-offs	(5)	(6)
Balance - end of period	$193	$71

(1)
The Company recorded a provision of $10 and $11 through the MTM adjustments in revenues - service related, net, in the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
In connection with the acquisition of Pacific Union in February 2019, the Company recorded the acquired advances and other receivables at estimated fair value as of the acquisition date, which resulted in a purchase discount of $19. Refer to Note 2, Acquisitions, for discussion of the Pacific Union acquisition. In 2018, the Company recorded the acquired advances and other receivables in connection with the Merger at estimated fair value as of the acquisition date, which resulted in a purchase discount of $302.

As of March 31, 2020, a total of $175 purchase discount has been utilized, with $146 purchase discount remaining.

The following table sets forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Purchase Discounts	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$131	$21	$205	$48
Addition from acquisition	—	—	19	—
Utilization of purchase discounts	(6)	—	(55)	—
Balance - end of period	$125	$21	$169	$48

Credit Loss for Advances and Other Receivables
As described in Note 1, Nature of Business and Basis of Presentation, advances and other receivables are within the scope of ASU 2016-13, and the Company modified its accounting policy regarding its assessment of reserves for credit-related losses in accordance with CECL framework. Upon applying ASU 2016-13, the Company reduced its reserve for credit-related losses by $7 as of January 1, 2020. During the three months ended March 31, 2020, the Company increased the CECL reserve by $6. As of March 31, 2020, the total CECL reserve was $23.

Based upon the Company’s application of ASU 2016-13, the Company determined that the credit-related risk associated with applicable financial instruments typically increase with the passage of time. The CECL reserve methodology considers these financial instruments collectible to a point in time of 39 months. Any projected remaining balance at the end of the collection period is considered a loss and factors into the overall CECL loss rate required.

5. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consists of the following:

Reverse Mortgage Interests, Net	March 31, 2020	December 31, 2019
Participating interests in HECM mortgage-backed securities (“HMBS”), net of $16 and $10 purchase discount and premium, respectively	$4,027	$4,292
Other interests securitized, net of $44 and $56 purchase discount, respectively	851	938
Unsecuritized interests, net of $69 and $68 purchase discount, respectively	1,080	1,052
Reserves	(3)	(3)
Total reverse mortgage interests, net	$5,955	$6,279

Participating Interests in HMBS
Participating interests in HMBS consist of the Company’s reverse mortgage interests in HECM loans which have been transferred to GNMA and subsequently securitized through the issuance of HMBS. The Company does not own these loans, but due to HMBS program buyout requirements, such interests are consolidated in Company’s consolidated balance sheets. The Company does not originate reverse mortgages, but during the three months ended March 31, 2020 and 2019, a total of $52 and $82 in UPB associated with new draws on existing loans was transferred to GNMA and securitized by the Company, respectively.

In March 2019, the Company entered into an agreement with Fannie Mae for the transfer of reverse mortgage loans. As a result, $61 was transferred from Fannie Mae and securitized into GNMA HMBS during the three months ended March 31, 2019. There was no such activity during the three months ended March 31, 2020.

Other Interests Securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria primarily because they have reached 98% of their Max Claim Amount (“MCA”), which is established at origination and in accordance with HMBS program guidelines, requiring a repurchase of loans from the respective HMBS trust. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. No such securitizations occurred during the three months ended March 31, 2020 and 2019. The Company sold $20 UPB of Trust 2018-3 during the three months ended March 31, 2019. Refer to Other Nonrecourse Debt in Note 10, Indebtedness, for additional information.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consist of the following:

Unsecuritized interests	March 31, 2020	December 31, 2019
Repurchased HECM loans (exceeds 98% MCA)	$782	$789
HECM related receivables(1)	257	250
Funded borrower draws not yet securitized	64	67
Real estate owned (“REO”) related receivables	46	14
Purchase discount, net	(69)	(68)
Total unsecuritized interests	$1,080	$1,052

(1)
HECM related receivables consist primarily of receivables from FNMA for corporate advances and service fees and claims receivables from the U.S. Department of Housing and Urban Development (“HUD”) on reverse mortgage interests.

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the MCA established at origination and in accordance with HMBS program guidelines. These unsecuritized interests are primarily financed through available warehouse lines. The Company repurchased a total of $383 and $740 of HECM loans out of GNMA HMBS securitizations during the three months ended March 31, 2020 and 2019, respectively, of which $103 and $188 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively. To the extent a loan is not subject to applicable servicing agreements and assigned to a third party, the loan is either subject to assignment to HUD, per contractual obligations with GNMA, liquidated via a payoff from the borrower or liquidated via a foreclosure according to the terms of the underlying mortgage. The Company assigned a total of $266 and $514 of HECM loans to HUD during the three months ended March 31, 2020 and 2019, respectively.

Reserves for Reverse Mortgage Interests
The Company records reserves related to reverse mortgage interests based on potential unrecoverable costs and loss exposures expected to be realized. Recoverability is primarily determined based on the Company’s ability to meet HUD servicing guidelines and is assessed with respect to both financial and operational exposures.

The following table sets forth the activities of the servicing reserves for reverse mortgage interests:

Reserves for reverse mortgage interests	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Balance - beginning of period	$3	$13
Provision (release), net	—	—
Write-offs	—	(5)
Balance - end of period	$3	$8

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

The following table sets forth the activities of the purchase premiums and discounts for reverse mortgage interests:

	Three Months Ended March 31, 2020
Purchase premiums and discounts for reverse mortgage interests	Net Discount for Participating Interests in HMBS(1)	Net Discount for Other Interest Securitized(1)	Net Discount for Unsecuritized Interests(1)
Balance - beginning of period	$10	$(56)	$(68)
Utilization of purchase discounts(2)	—	5	5
(Amortization)/Accretion	(44)	17	2
Transfers(3)	18	(10)	(8)
Balance - end of period	$(16)	$(44)	$(69)

	Three Months Ended March 31, 2019
Purchase premiums and discounts for reverse mortgage interests	Net Premium for Participating Interests in HMBS(1)	Net Discount for Other Interest Securitized(1)	Net Discount for Unsecuritized Interests(1)
Balance - beginning of period	$58	$(100)	$(122)
Adjustments(4)	(16)	(2)	(6)
Utilization of purchase discounts(2)	—	6	22
(Amortization)/Accretion	(14)	(15)	18
Transfers(3)	8	(1)	(7)
Balance - end of period	$36	$(112)	$(95)

(1)	Net position as certain items are in a premium/(discount) position, based on the characteristics of underlying tranches of loans.

(2)	Utilization of purchase discounts on liquidated loans, for which the remaining receivable was written-off.

(3)	Transfer of premium/(discount) based on the transfer of associated loans between categories consistent with the underlying loan characteristics.

(4)	Adjustments to premium/(discount) due to revised cost to service assumption utilized in the valuation of reverse mortgage assets and liabilities acquired from the Merger during the measurement period.

Credit Loss for Reverse Mortgage Interests
As described in Note 1, Nature of Business and Basis of Presentation, reverse mortgage interests are within the scope of ASU 2016-13, requiring an assessment of reserves regarding credit-related losses in accordance with the CECL framework. Upon applying ASU 2016-13, the Company determined that credit-related losses are immaterial given the government insured nature of the HECM loan product. Any expected credit-related losses are contemplated in the Company’s existing reserve methodology due to the nature of this financial instrument. Accordingly, no cumulative effect adjustment was required upon adoption of ASU 2016-13 on January 1, 2020 and no additional CECL reserve was recorded as of March 31, 2020.

The credit-risk characteristics of reverse mortgage interests do not vary with time as the financial instruments have no contractual life or financial profile as the primary counterparty is the government agency insuring the loans.

Reverse Mortgage Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans, in accordance with FHA guidelines. Total interest earned on the Company’s reverse mortgage interests was $62 and $82 for the three months ended March 31, 2020 and 2019, respectively.

6. Mortgage Loans Held for Sale

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

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	March 31, 2020	December 31, 2019
Mortgage loans held for sale – UPB	$3,735	$3,949
Mark-to-market adjustment(1)	187	128
Total mortgage loans held for sale	$3,922	$4,077

(1)	The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as interest income in the consolidated statements of operations.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	March 31, 2020		December 31, 2019
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$33	$23	$29	$22

(1)	Non-accrual - UPB includes $28 and $25 of UPB related to Ginnie Mae repurchased loans as of March 31, 2020 and December 31, 2019, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $24 and $21 as of March 31, 2020 and December 31, 2019, respectively.

The following table sets forth the activities of mortgage loans held for sale:

Mortgage Loans Held for Sale	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Balance - beginning of period	$4,077	$1,631
Loans sold	(13,510)	(6,088)
Mortgage loans originated and purchased, net of fees(1)	12,375	6,253
Repurchase of loans out of Ginnie Mae securitizations	919	364
Changes in fair value	61	10
Net transfers of mortgage loans held for sale(2)	—	—
Balance - end of period	$3,922	$2,170

(1)
Mortgage loans originated and purchased during the three months ended March 31, 2019 includes $536 of loans held for sale that were acquired from Pacific Union. See Note 2, Acquisitions, for further discussion.

(2)
Amount reflects transfers to other assets for loans transitioning into REO status and transfers to advances and other receivables, net for claims made on certain government insurance mortgage loans. Transfers out are net of transfers in upon receipt of proceeds from an REO sale or claim filing.

For the three months ended March 31, 2020 and 2019, the Company received proceeds of $13,724 and $6,194, respectively, on the sale of mortgage loans held for sale, resulting in gains of $275 and $106, respectively.

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

7. Leases

Operating leases in which the Company is the lessee are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities, included in other assets and payables and other liabilities, respectively, on the consolidated balance sheets as of March 31, 2020. The Company does not currently have any significant finance leases in which it is the lessee. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in general and administrative expenses in the consolidated statements of operations. The Company’s leases relate primarily to office space and equipment, with remaining lease terms of generally 1 to 9 years. Certain lease arrangements contain extension options, which typically range from 3 to 5 years, at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. As of March 31, 2020, operating lease ROU assets and liabilities were $111 and $125, respectively.

The table below summarizes the Company’s net lease cost:

Net lease cost	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$10	$8
Short-term lease cost	—	1
Sublease income	(1)	—
Net lease cost	$9	$9

The table below summarizes other information related to the Company’s operating leases:

Operating leases	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10	$6
Leased assets obtained in exchange for new operating lease liabilities	$—	$127
Weighted average remaining lease term	5.6 years	5.5 years
Weighted average discount rate	5.0%	5.0%

Maturities of operating lease liabilities as of March 31, 2020 are as follows:

Year Ending December 31,	Operating Leases
2020(1)	$37
2021	29
2022	20
2023	16
2024	11
2025 and thereafter	30
Total future minimum lease payments	143
Less: imputed interest	18
Total operating lease liabilities	$125

(1)	Excluding the three months ended March 31, 2020.

8. Other Assets

Other assets consist of the following:

Other assets	March 31, 2020	December 31, 2019
Loans subject to repurchase right from Ginnie Mae	$468	$560
Derivative financial instruments	294	153
Trade receivables and accrued revenues	143	126
Goodwill	120	120
Right-of-use assets	111	121
Intangible assets	61	74
Other	372	236
Total other assets	$1,569	$1,390

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

Trade Receivables and Accrued Revenues
Trade receivables and accrued revenues are primarily comprised of trade receivables and service fees earned but not received based upon the terms of the Company’s servicing and subservicing agreements. As described in Note 1, Nature of Business and Basis of Presentation, certain trade receivables and accrued revenues included in other assets are within the scope of ASU 2016-13, requiring an assessment of CECL losses. Upon applying ASU 2016-13, the Company reduced its other assets allowances by $2 as of January 1, 2020. The CECL reserve as of March 31, 2020 was $6.

The credit-risk characteristics of trade receivables included in other assets and within the scope of ASU 2016-13 do not change with time as they are primarily short-term in nature. However, the Company does monitor the financial status of customers to determine if any specific loss considerations are required.

Goodwill and Intangible Assets
In 2019, the Company recorded goodwill and intangible assets of $40 and $13, respectively, in connection with the acquisition of Pacific Union. See further discussion in Note 2, Acquisitions. The Company recorded a $4 impairment of technology intangible assets within Corporate/Other segment during the three months ended March 31, 2020 in connection with an ancillary business. The impairment charges were included in the general and administrative expenses in the consolidated statements of operations. There was no impairment expense for intangible assets during the three months ended March 31, 2019.

Right-of-Use Assets
See Note 7, Leases, for further details on right-of-use assets.

Other
Other primarily includes prepaid expenses, margin call deposits, REO, tax receivables, receivables related to recent loan transfers and various receivables due from investors. REO, net includes $12 and $11 of REO-related receivables with government insurance as of March 31, 2020 and December 31, 2019, respectively, limiting loss exposure to the Company.

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

Associated with the Company’s derivatives are $178 and $6 in collateral deposits on derivative instruments recorded in other assets on the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the consolidated balance sheets.

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments:

		March 31, 2020		Three Months Ended March 31, 2020
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2020	$2,598	$111	$79
Derivative financial instruments
IRLCs	2020	6,923	263	128
LPCs	2020	834	25	13
Forward MBS trades	2020	886	6	—
Eurodollar futures	2020-2021	6	—	—
Total derivative financial instruments - assets		$8,649	$294	$141
Liabilities
Derivative financial instruments
IRLCs	2020	$22	$—	$—
LPCs	2020	10	—	(3)
Forward MBS trades	2020	10,229	223	211
Eurodollar futures	2020-2021	6	—	—
Total derivative financial instruments - liabilities		$10,267	$223	$208

		March 31, 2019		Three Months Ended March 31, 2019
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2019	$365	$17	$(9)
Derivative financial instruments
IRLCs	2019	2,557	69	9
LPCs	2019	216	2	1
Forward MBS trades	2019	410	1	(1)
Eurodollar futures	2019-2021	7	—	—
Total derivative financial instruments - assets		$3,190	$72	$9
Liabilities
Derivative financial instruments
LPCs	2019	$52	$—	$—
Forward MBS trades	2019	3,804	22	(3)
Eurodollar futures	2019-2021	13	—	—
Total derivative financial instruments - liabilities		$3,869	$22	$(3)

10. Indebtedness

Notes Payable

					March 31, 2020		December 31, 2019
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$325 advance facility(1)	LIBOR+1.5% to 6.5%	August 2021	Servicing advance receivables	$325	$223	$283	$224	$285
$250 advance facility(2)	LIBOR+1.5% to 2.6%	December 2020	Servicing advance receivables	250	118	138	98	167
$200 advance facility	LIBOR+2.5%	January 2021	Servicing advance receivables	200	83	117	63	125
$125 advance facility(3)	LIBOR+1.5% to 7.4%	July 2020	Servicing advance receivables	125	66	76	37	88
Advance facilities principal amount					490	$614	422	$665
Unamortized debt issuance costs					(1)		—
Advance facilities, net					$489		$422

(1)	The capacity amount was subsequently increased to $425 in April 2020 with a maturity date of October 2021.

(2)	This advance facility was subsequently terminated and transferred to another advance facility in April 2020.

(3)	The capacity amount was subsequently increased to $875 in April 2020 with a maturity date of April 2021.

					March 31, 2020		December 31, 2019
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral pledged	Outstanding	Collateral pledged
$1,500 warehouse facility	LIBOR+1.0%	June 2020	Mortgage loans or MBS	$1,500	$1,214	$1,160	$759	$733
$1,200 warehouse facility	LIBOR+1.5% to 3.0%	November 2020	Mortgage loans or MBS	1,200	566	602	683	724
$1,000 warehouse facility	LIBOR+1.4% to 2.3%	September 2020	Mortgage loans or MBS	1,000	593	608	762	783
$800 warehouse facility(1)	LIBOR+2.1% to 3.8%	April 2021	Mortgage loans or MBS	800	528	639	589	656
$750 warehouse facility	LIBOR+1.4% to 2.8%	September 2020	Mortgage loans or MBS	750	347	355	411	425
$700 warehouse facility	LIBOR+1.3% to 2.2%	November 2020	Mortgage loans or MBS	700	628	649	469	488
$600 warehouse facility	LIBOR+2.0%	February 2021	Mortgage loans or MBS	600	169	203	174	202
$500 warehouse facility	LIBOR+2.0% to 4.0%	May 2020	Mortgage loans or MBS	500	22	23	336	349
$200 warehouse facility	LIBOR+1.4%	January 2021	Mortgage loans or MBS	200	100	101	136	136
$200 warehouse facility	LIBOR+1.2%	April 2021	Mortgage loans or MBS	200	21	21	27	27
$200 warehouse facility	LIBOR+2.0%	May 2020	Mortgage loans or MBS	200	59	83	54	78
$200 warehouse facility	LIBOR+1.3%	October 2020	Mortgage loans or MBS	200	—	—	—	—
$50 warehouse facility	LIBOR+2.0% to 6.0%	June 2020	Mortgage loans or MBS	50	4	6	11	15
$40 warehouse facility	LIBOR+3.3%	September 2020	Mortgage loans or MBS	40	6	7	5	6
Warehouse facilities principal amount					4,257	4,457	4,416	4,622
MSR Facility
$400 warehouse facility	LIBOR+3.5% or 6.1%	January 2023	Mortgage loans or MBS	400	150	836	150	945
$400 warehouse facility	LIBOR+2.3%	December 2020	Mortgage loans or MBS	400	75	190	—	200
$150 warehouse facility(1)	LIBOR+2.8%	April 2021	Mortgage loans or MBS	150	40	119	—	130
$50 warehouse facility	LIBOR+2.8%	August 2020	Mortgage loans or MBS	50	30	71	10	84
MSR facilities principal amount					295	1,216	160	1,359
Warehouse and MSR facilities principal amount					4,552	$5,673	4,576	$5,981
Unamortized debt issuance costs					(1)		(1)
Warehouse facilities, net					$4,551		$4,575

Pledged Collateral:
Mortgage loans held for sale					$3,659	$3,748	$3,826	$3,931
Reverse mortgage interests					598	709	590	691
MSR					295	1,216	160	1,359

(1)	Total capacity amount for this facility is $800 of which $150 is a sublimit for MSR financing.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured senior notes	March 31, 2020	December 31, 2019
$950 face value, 8.125% interest rate payable semi-annually, due July 2023	$950	$950
$750 face value, 9.125% interest rate payable semi-annually, due July 2026	750	750
$600 face value, 6.000% interest rate payable semi-annually, due January 2027(1)	600	—
$600 face value, 6.500% interest rate payable semi-annually, due July 2021(2)	—	492
$300 face value, 6.500% interest rate payable semi-annually, due June 2022(2)	—	206
Unsecured senior notes principal amount	2,300	2,398
Unamortized debt issuance costs, premium and discount	(41)	(32)
Unsecured senior notes, net	$2,259	$2,366

(1)	On January 16, 2020, the Company completed an offering of $600 aggregate principal amount of 6.000% Senior Notes due 2027 (the “2027 notes”).

(2)	This note was redeemed in full on February 15, 2020 using the net proceeds of the 2027 notes offering, together with cash on hand.

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

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. During the three months ended March 31, 2020, the Company repaid $100 in principal of outstanding notes. Additionally, the Company redeemed $598 in principal of outstanding notes during the three months ended March 31, 2020, resulting in a gain of $1. No notes were repurchased or redeemed during the three months ended March 31, 2019.

As of March 31, 2020, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2020	$—
2021	—
2022	—
2023	950
2024	—
Thereafter	1,350
Total unsecured senior notes principal amount	$2,300

Other Nonrecourse Debt
Other nonrecourse debt consists of the following:

					March 31, 2020	December 31, 2019
Other nonrecourse debt	Issue Date	Maturity Date	Class of Note	Collateral Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	—	$—	$4,045	$4,284
Securitization of nonperforming HECM loans
Trust 2019-2	November 2019	November 2029	A, M1, M2, M3, M4, M5	306	297	333
Trust 2019-1	June 2019	June 2029	A, M1, M2, M3, M4, M5	286	269	302
Trust 2018-3	November 2018	November 2028	A, M1, M2, M3, M4, M5	209	190	209
Trust 2018-2	July 2018	July 2028	A, M1, M2, M3, M4, M5	157	137	148
Other nonrecourse debt principal amount					4,938	5,276
Unamortized debt issuance costs, premium and discount					7	10
Other nonrecourse debt, net					$4,945	$5,286

(1)	Amounts represent the Company’s participating interest in GNMA HMBS securitized portfolios.

Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Company issues HMBS in connection with the securitization of borrower draws and accrues interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a “participating interest”) in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 1.8% to 5.6%.

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

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of March 31, 2020.

11. Payables and Other Liabilities

Payables and other liabilities consist of the following:

Payables and other liabilities	March 31, 2020	December 31, 2019
Loans subject to repurchase right from Ginnie Mae	$468	$560
Payables to servicing and subservicing investors	407	423
Derivative financial instruments	223	15
Payable to GSEs and securitized trusts	148	182
Operating lease liabilities	125	135
Other liabilities	594	701
Total payables and other liabilities	$1,965	$2,016

Loans Subject to Repurchase Right from Ginnie Mae
See Note 8, Other Assets, for a description of assets and liabilities related to loans subject to repurchase right from Ginnie Mae.

Payables to Servicing and Subservicing Investors and Payables to GSEs and Securitized Trusts
Payables to servicing and subservicing investors, GSEs and securitized trusts represent amounts due to investors, GSEs and securitized trusts in connection with loans serviced that are paid from collections of the underlying loans, insurance proceeds or proceeds from property disposal.

Derivative Financial Instruments
See Note 9, Derivative Financial Instruments, for further details on derivative financial instruments.

Operating Lease Liabilities
See Note 7, Leases, for further details on operating lease liabilities.

MSR Purchases Payable Including Advances
MSR purchases payable including advances represents the amounts owed to the seller in connection with the purchase of MSRs.

Other Liabilities
Other liabilities primarily include accrued bonus and payroll, accrued interest, accrued legal expenses, payables to insurance carriers and insurance cancellation reserves, repurchase reserves, accounts payable and other accrued liabilities. Payables to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third-party investors on liquidated loans.

The following table sets forth the activities of the repurchase reserves:

Repurchase Reserves	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Balance - beginning of period	$25	$8
Provisions	5	8
Releases	(1)	—
Balance - end of period	$29	$16

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of loans underwritten prior to the mortgage loan crisis period prior to 2008. The Company believes its reserve balance as of March 31, 2020 is sufficient to cover loss exposure associated with repurchase contingencies.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s consolidated financial statements is presented below:

	March 31, 2020		December 31, 2019
Consolidated transactions with VIEs	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$53	$43	$66	$42
Reverse mortgage interests, net(1)	—	4,878	—	5,230
Advances and other receivables, net	498	—	540	—
Total assets	$551	$4,921	$606	$5,272

Liabilities
Advance facilities(2)	$407	$—	$359	$—
Payables and other liabilities	—	1	1	1
Participating interest financing	—	4,045	—	4,284
HECM Securitizations (HMBS)
Trust 2019-2	—	297	—	333
Trust 2019-1	—	269	—	302
Trust 2018-3	—	190	—	209
Trust 2018-2	—	137	—	148
Total liabilities	$407	$4,939	$360	$5,277

(1)	Amounts include net purchase discount of $60 and $46 as of March 31, 2020 and December 31, 2019, respectively.

(2)
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

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated securitization trusts	March 31, 2020	December 31, 2019
Total collateral balances - UPB	$1,460	$1,503
Total certificate balances	$1,467	$1,512

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2020 and December 31, 2019 and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	March 31, 2020	December 31, 2019
Unconsolidated securitization trusts	$184	$193

13. Stockholders' Equity

Equity-based awards under the 2019 Omnibus Incentive Plan (the “2019 Plan”) include (i) restricted stock units (“RSUs”) granted to employees of the Company, consultants, and non-employee directors and (ii) performance stock units (“PSUs”) granted to certain executive officers. The RSUs are valued at the fair market value of the Company’s common stock on the grant date as defined in the 2019 Plan. The PSUs are valued at the fair market value of the Company’s common stock on the grant date as defined in the 2019 Plan and a Monte Carlo simulation model. During the three months ended March 31, 2020 and 2019, certain key employees of the Company, consultants, and non-employee directors of the Company were granted 1.1 million and 1.9 million RSUs, respectively. The stock awards for employees generally vest in equal installments on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with the Company during that time or (ii) the participant’s employment has terminated by reason of retirement. The stock awards for non-employee directors generally vest the earlier of (a) the first anniversary of the grant date or (b) the date of the next annual stockholders meeting following the grant date. In addition, upon death or disability, the unvested shares of an award will vest. During the three months ended March 31, 2020, certain executives of the Company were granted 0.5 million PSUs. For the 2020 PSU program, PSUs are eligible to vest and be settled into shares of Common Stock in an amount between 0% and 200% of a target award based on achievement of total shareholder return performance vesting criteria over a period of three years beginning March 1, 2020, with one-third of the units also eligible to vest based on performance through March 1, 2021.

The Company recorded $4 and $4 of expenses related to equity-based awards during the three months ended March 31, 2020 and 2019, respectively.

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

The following table sets forth the computation of basic and diluted net loss per common share (amounts in millions, except per share amounts):

Computation of earnings per share	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net loss attributable to Mr. Cooper	$(168)	$(186)
Less: Undistributed earnings attributable to participating stockholders	—	—
Net loss attributable to common stockholders	$(168)	$(186)

Net loss per common share attributable to Mr. Cooper:
Basic	$(1.84)	$(2.05)
Diluted	$(1.84)	$(2.05)

Weighted average shares of common stock outstanding (in thousands):
Basic	91,385	90,828
Dilutive effect of stock awards(1)	—	—
Dilutive effect of participating securities(1)	—	—
Diluted	91,385	90,828

(1)	Due to year-to-date loss, the Company excluded potential common shares from the computation of diluted EPS because inclusion would be antidilutive.

15. Income Taxes

The components of income tax benefit were as follows:

Income taxes	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Loss before income tax benefit	$(239)	$(233)

Income tax benefit	$(68)	$(47)

Effective tax rate(1)	28.4%	20.3%

(1)	Effective tax rate is calculated using whole numbers.

For the three months ended March 31, 2020, the effective tax rate differed from the statutory federal rate of 21% primarily due to state income taxes, as well as unfavorable permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m). The increase in the effective tax rate as compared to the three months ended March 31, 2019 is primarily attributable to the increased relative unfavorable tax impacts of the permanent differences on the annual effective rate.

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

Mortgage Loans Held for Sale (Level 2) – The Company originates mortgage loans in the U.S. that it intends to sell into Fannie Mae, Freddie Mac and Ginnie Mae MBS. Additionally, the Company holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. The Company measures newly originated prime residential mortgage loans held for sale at fair value.

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

The Company may also purchase loans out of a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The Company has elected to carry these loans at fair value. See Note 6, Mortgage Loans Held for Sale, for more information.

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

Advance Facilities and Warehouse Facilities (Level 2) – As the underlying warehouse and advance finance facilities bear interest at a rate that is periodically adjusted based on a market index, the carrying amount reported at amortized cost on the consolidated balance sheets approximates fair value. See Note 10, Indebtedness, for more information.

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

HECM Securitizations (Level 3) – The Company estimates fair value using a market approach by utilizing the fair value of executed HECM securitizations. Since the executed HECM securitizations are private placements, the Company classifies these valuations as Level 3 in the fair value disclosures. HECM securitizations are recorded at amortized cost in other nonrecourse debt within the consolidated balance sheets. See Note 10, Indebtedness for more information.

The following table presents the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020
		Recurring Fair Value Measurements
Fair value - Recurring basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$3,922	$—	$3,922	$—
Forward mortgage servicing rights	3,109	—	—	3,109
Derivative financial instruments
IRLCs	263	—	263	—
Forward MBS trades	6	—	6	—
LPCs	25	—	25	—
Total assets	$7,325	$—	$4,216	$3,109
Liabilities
Derivative financial instruments
Forward MBS trades	$223	$—	$223	$—
Mortgage servicing rights financing	43	—	—	43
Excess spread financing	1,242	—	—	1,242
Total liabilities	$1,508	$—	$223	$1,285

	December 31, 2019
		Recurring Fair Value Measurements
Fair value - Recurring basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$4,077	$—	$4,077	$—
Forward mortgage servicing rights	3,496	—	—	3,496
Derivative financial instruments
IRLCs	135	—	135	—
Forward MBS trades	7	—	7	—
LPCs	12	—	12	—
Total assets	$7,727	$—	$4,231	$3,496
Liabilities
Derivative financial instruments
Forward MBS trades	$12	$—	$12	$—
LPCs	3	—	3	—
Mortgage servicing rights financing	37	—	—	37
Excess spread financing	1,311	—	—	1,311
Total liabilities	$1,363	$—	$15	$1,348

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2020
	Assets	Liabilities
Fair value - Level 3 assets and liabilities	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,496	$1,311	$37
Total gains or losses included in earnings	(534)	(35)	6
Purchases, issuances, sales, repayments and settlements
Purchases	24	—	—
Issuances	123	24	—
Settlements and repayments	—	(58)	—
Balance - end of period	$3,109	$1,242	$43

	Three Months Ended March 31, 2019
	Assets	Liabilities
Fair value - Level 3 assets and liabilities	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,665	$1,184	$32
Total gains or losses included in earnings	(399)	(69)	2
Purchases, issuances, sales, repayments and settlements
Purchases	409	—	—
Issuances	66	245	—
Sales	(260)	—	—
Settlements and repayments	—	(51)	—
Balance - end of period	$3,481	$1,309	$34

As of March 31, 2020 and December 31, 2019, the Company had no financial instruments classified as mortgage loans held for investment as the related portfolio was sold in September 2019. During the three months ended March 31, 2019, the Company had an immaterial change in mortgage loans held for investment.

No transfers were made into or out of Level 3 fair value assets and liabilities for the Company for the three months ended March 31, 2020 and 2019, respectively.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments:

	March 31, 2020
	Carrying Amount	Fair Value
Financial instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$579	$579	$—	$—
Restricted cash	266	266	—	—
Advances and other receivables, net	685	—	—	685
Reverse mortgage interests, net	5,955	—	—	6,015
Mortgage loans held for sale	3,922	—	3,922	—
Derivative financial instruments	294	—	294	—
Financial liabilities
Unsecured senior notes(1)	2,259	2,055	—	—
Advance facilities(1)	489	—	489	—
Warehouse facilities(1)	4,551	—	4,551	—
Mortgage servicing rights financing liability	43	—	—	43
Excess spread financing	1,242	—	—	1,242
Derivative financial instruments	223	—	223	—
Participating interest financing(1)	4,056	—	—	4,056
HECM Securitization (HMBS)(1)
Trust 2019-2	295	—	—	295
Trust 2019-1	268	—	—	268
Trust 2018-3	189	—	—	189
Trust 2018-2	137	—	—	137

(1)	The amounts are presented net of unamortized debt issuance costs, premium and discount.

	December 31, 2019
	Carrying Amount	Fair Value
Financial instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$329	$329	$—	$—
Restricted cash	283	283	—	—
Advances and other receivables, net	988	—	—	988
Reverse mortgage interests, net	6,279	—	—	6,318
Mortgage loans held for sale	4,077	—	4,077	—
Derivative financial instruments	153	—	153	—
Financial liabilities
Unsecured senior notes(1)	2,366	2,505	—	—
Advance facilities	422	—	422	—
Warehouse facilities(1)	4,575	—	4,575	—
Mortgage servicing rights financing liability	37	—	—	37
Excess spread financing	1,311	—	—	1,311
Derivative financial instruments	15	—	15	—
Participating interest financing(1)	4,299	—	—	4,299
HECM Securitization (HMBS)(1)
Trust 2019-2	331	—	—	331
Trust 2019-1	300	—	—	300
Trust 2018-3	208	—	—	208
Trust 2018-2	148	—	—	148

(1)	The amounts are presented net of unamortized debt issuance costs, premium and discount.

17. Capital Requirements

Certain of the Company’s secondary market investors require minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of March 31, 2020, the Company was in compliance with its selling and servicing capital requirements.

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

The Company’s business is also subject to extensive examinations, investigations and reviews by various federal, state and local governmental, regulatory and enforcement agencies. The Company has historically had a number of open investigations with these agencies and that trend continues. The Company is currently the subject of various governmental or regulatory investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices, its financial reporting and other aspects of its businesses. These matters include investigations by the Consumer Financial Protection Bureau (the “CFPB”), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the Office of the Special Inspector General for the Troubled Asset Relief Program, the U.S. Department of Housing and Urban Development, the multi-state committee of mortgage banking regulators and various State Attorneys General. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements, and possibly result in remedies including fines, penalties, restitution, or alterations in the Company’s business practices, and additional expenses and collateral costs. Responding to these matters requires the Company to devote substantial resources, resulting in higher costs and lower net cash flows.

For example, the Company continues to progress towards resolution of certain legacy regulatory matters involving examination findings for alleged violations of certain laws related to the Company’s business practices. The Company has been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigations. The Company is continuing to cooperate with all parties and in connection with these discussions, the Company previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of March 31, 2020. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations.

Further, on April 24, 2018, the CFPB notified Nationstar that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against the Company, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The CFPB may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations. The Company has not recorded an accrual related to this matter as of March 31, 2020 because it does not believe that the possible loss or range of loss arising from any such action is estimable. The Company is continuing to cooperate with the CFPB.

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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company, which includes legal settlements and the fees paid to external legal service providers, of $15 and $11 for the three months ended March 31, 2020 and 2019, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $17 to $47 in excess of the accrued liability (if any) related to those matters as of March 31, 2020. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables and reverse mortgage interests represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of March 31, 2020, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

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

The Company had certain reverse MSRs, reverse MSLs and reverse mortgage loans related to approximately $21,590 and $22,725 of UPB in reverse mortgage loans as of March 31, 2020 and December 31, 2019, respectively. As a servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers’ draws to the loan customers as required in accordance with the loan agreement. As of March 31, 2020 and December 31, 2019, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $2,504 and $2,617, respectively. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

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

The following tables present financial information by segment:

	Three Months Ended March 31, 2020
Financial information by segment	Servicing	Originations	Xome	Elimination	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$(180)	$20	$106	$(1)	$(55)	$2	$(53)
Net gain on mortgage loans held for sale	34	297	—	—	331	—	331
Total revenues	(146)	317	106	(1)	276	2	278
Total expenses	149	166	96	(1)	410	34	444
Other income (expenses), net:
Interest income	83	34	—	—	117	1	118
Interest expense	(113)	(27)	—	—	(140)	(52)	(192)
Other income (expenses), net	—	—	1	—	1	—	1
Total other income (expenses), net	(30)	7	1	—	(22)	(51)	(73)
(Loss) income before income tax (benefit) expense	$(325)	$158	$11	$—	$(156)	$(83)	$(239)
Depreciation and amortization for property and equipment and intangible assets	$3	$3	$3	$—	$9	$10	$19
Total assets	$10,142	$9,608	$534	$(5,964)	$14,320	$3,293	$17,613

	Three Months Ended March 31, 2019
Financial information by segment	Servicing	Originations	Xome	Elimination	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$(27)	$15	$96	$—	$84	$—	$84
Net gain on mortgage loans held for sale	35	131	—	—	166	—	166
Total revenues	8	146	96	—	250	—	250
Total expenses	195	104	99	—	398	45	443
Other income (expenses), net:
Interest income	115	17	—	—	132	2	134
Interest expense	(114)	(18)	—	—	(132)	(57)	(189)
Other income, net	—	4	11	—	15	—	15
Total other income (expenses), net	1	3	11	—	15	(55)	(40)
(Loss) income before income tax (benefit) expense	$(186)	$45	$8	$—	$(133)	$(100)	$(233)
Depreciation and amortization for property and equipment and intangible assets	$4	$3	$4	$—	$11	$10	$21
Total assets	$13,642	$4,865	$502	$(4,100)	$14,909	$2,737	$17,646

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, core initiatives, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts, including the projected impact of COVID-19 on our business, financial performance and operating results. When used in this discussion, the words “anticipate,” “appears,” “believe,” “foresee,” “intend,” “should,” “expect,” “estimate,” “project,” “plan,” “may,” “could,” “will,” “are likely” and similar expressions are intended to identify forward-looking statements. These statements involve predictions of our future financial condition, performance, plans and strategies and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, and we are under no obligation to, and express disclaim any obligation, to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the severity and duration of the COVID-19 pandemic; the pandemic’s impact on the U.S. and global economies; and federal, state and local governmental responses to the pandemic

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to maintain or grow our originations volume and profitability;

•	our ability to recapture voluntary prepayments related to our existing servicing portfolio;

•	our shift in the mix of our servicing portfolio to subservicing, which is highly concentrated;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient liquidity and capital to operate our business;

•	changes in prevailing interest rates;

•	our ability to finance and recover costs of our reverse servicing operations;

•	our ability to successfully implement our strategic initiatives;

•	our ability to realize anticipated benefits of our previous acquisitions;

•	our ability to use net operating loss carryforwards and other tax attributes;

•	changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	Xome’s ability to compete in highly competitive markets;

•	our ability to pay down debt;

•	our ability to manage legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs;

•	our ability to prevent cyber intrusions and mitigate cyber risks; and

•	our ability to maintain our licenses and other regulatory approvals.

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Risk Factor, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on these and other risk factors affecting us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion contains, in addition to the historical information, forward-looking statements that include risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated by such statements.

Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

Overview

We are a leading servicer and originator of residential mortgage loans, and a provider of real estate services through our Xome subsidiary. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $629 billion as of March 31, 2020. We believe this track record reflects our strong operating capabilities, which include a proprietary low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology. More information on the Company is available at investors.mrcoopergroup.com. Information contained on our websites is not, and should not be deemed to be, a part of this report.

Our strategy is to position the Company for sustainable long-term growth, drive improved efficiency and profitability, and generate a return on tangible equity of 12% or higher. Key strategic priorities include the following:

•	Strengthen our balance sheet, by reducing leverage, building liquidity, and managing interest rate and credit risk;

•	Improve efficiency by driving continuous improvement in unit costs for Servicing, Originations, and Xome, as well as by taking corporate actions to eliminate costs throughout the organizations

•	Grow and strengthen our customer base, in each our segments

•	Reinvent the customer experience, by acting as the customer’s advocate and by harnessing technology to deliver user-friendly digital solutions

•	Sustain the talent of our people and the culture of our organization

•	Maintain strong relationships with agencies, investors, regulators, and other counterparties and a strong reputation for compliance and customer service.

Impact of COVID-19 Pandemic

The COVID-19 pandemic introduces unprecedented uncertainty in the economy, including the risk of a significant employment shock and recessionary conditions, with implications for the health and safety of our employees, borrower delinquency rates, servicing advances, origination volumes, the availability of financing, and our overall profitability and liquidity.  We have taken aggressive steps to address these risks, including moving in excess of 95% of our staff to work-from-home status as well as implementing other practices for mitigating the risk of the pandemic, including restrictions on non-essential travel and face-to-face meetings and enhanced sanitization of our facilities.  We have also implemented the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which makes available forbearance plans for up to one year for borrowers under government and government agency mortgage programs, which we have extended to borrowers in our private label mortgage servicing portfolio. As of April 27, 2020, approximately 194,000 or 5.6% of our customers were on a forbearance plan.

Depending on how long the pandemic continues to disrupt the economy and employment, our Servicing segment could experience our cost-to-service increase as we deal with higher delinquencies and foreclosures. However, we have not seen a deterioration in 30-day or 60-day delinquencies at this time. We expect servicing costs to be moderately elevated for loans on forbearance, offset by servicing fees earned during the period. As the pandemic began to impact the mortgage capital markets, our Originations segment took several steps to rapidly de-risk the pipeline. We slowed correspondent production, and closed our wholesale lending channel, which had only been marginally profitable and reallocated those resources to the direct-to-consumer channel. As the foreclosure process is currently on hold, with moratoriums in place at the national level and in some local markets, Xome’s revenues, particularly revenues of Exchange division, are expected to be negatively impacted. In the short term, however once the moratoriums are lifted, we expect Xome to return to profitability. See liquidity discussion related to COVID-19 pandemic in Liquidity and Capital Resources section in MD&A.

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
Revenues - operational	$661	$543	$118	22%
Revenues - Mark-to-market	(383)	(293)	(90)	31%
Total revenues	278	250	28	11%
Total expenses	444	443	1	—%
Total other income (expenses), net	(73)	(40)	(33)	83%
Loss before income tax expense benefit	(239)	(233)	(6)	3%
Less: Income tax benefit	(68)	(47)	(21)	45%
Net loss	(171)	(186)	15	(8)%
Less: Net loss attributable to non-controlling interests	(3)	—	(3)	(100)%
Net loss attributable to Mr. Cooper	$(168)	$(186)	$18	(10)%

We recorded a net loss of $171 during the three months ended March 31, 2020 compared to a net loss of $186 during the same period in 2019. The net loss in 2020 was lower primarily due to the income tax benefit. Consolidated operational revenues increased primarily due to increased revenue in our Originations segment, driven by higher originations volume in a declining interest rate environment and incremental volumes associated with the acquisition of Pacific Union, which was completed in February 2019. Partially offsetting the increase in operational revenues was an increase in negative mark-to-market (“MTM”) adjustments for the three months ended March 31, 2020 compared to the same period in 2019. Total expenses for the three months ended March 31, 2020 were consistent with the same period in 2019.

Total other income (expenses), net increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a decrease in interest income and other income (expenses), net. Interest income decreased primarily due to a decrease in income earned on reverse mortgage interest, as a result of the decline in the reverse mortgage interests balance. Other income (expenses), net was higher in three months ended March 31, 2019 primarily due to income related to the change in fair value of the contingent consideration for the acquisition of Assurant Mortgage Solutions (“AMS”).

Table 2. Provision for Income Taxes

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
Income tax benefit	$(68)	$(47)	$(21)	45%

Effective tax rate(1)	28.4%	20.3%

(1)	Effective tax rate is calculated using whole numbers.

For the three months ended March 31, 2020 and 2019, we had an income tax benefit. The effective tax rate for the three months ended March 31, 2020 was 28.4% as compared to the effective tax rate of 20.3% for the three months ended March 31, 2019. The change in effective tax rate is primarily attributable to the increased relative unfavorable tax impacts of permanent differences such as nondeductible executive compensation and nondeductible meals and entertainment expenses on the annual effective rate, and discrete tax items in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

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

Table 3. Segment Results

	Three Months Ended March 31, 2020
	Servicing	Originations	Xome	Elimination	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$(180)	$20	$106	$(1)	$(55)	$2	$(53)
Net gain on mortgage loans held for sale	34	297	—	—	331	—	331
Total revenues	(146)	317	106	(1)	276	2	278
Total expenses	149	166	96	(1)	410	34	444
Other income (expenses), net:
Interest income	83	34	—	—	117	1	118
Interest expense	(113)	(27)	—	—	(140)	(52)	(192)
Other income (expenses), net	—	—	1	—	1	—	1
Total other income (expenses), net	(30)	7	1	—	(22)	(51)	(73)
(Loss) income before income tax (benefit) expense	$(325)	$158	$11	$—	$(156)	$(83)	$(239)

	Three Months Ended March 31, 2019
	Servicing	Originations	Xome	Elimination	Total Operating Segments	Corporate/Other	Consolidated
Revenues
Service related, net	$(27)	$15	$96	$—	$84	$—	$84
Net gain on mortgage loans held for sale	35	131	—	—	166	—	166
Total revenues	8	146	96	—	250	—	250
Total expenses	195	104	99	—	398	45	443
Other income (expenses), net:
Interest income	115	17	—	—	132	2	134
Interest expense	(114)	(18)	—	—	(132)	(57)	(189)
Other income, net	—	4	11	—	15	—	15
Total other income (expenses), net	1	3	11	—	15	(55)	(40)
(Loss) income before income tax (benefit) expense	$(186)	$45	$8	$—	$(133)	$(100)	$(233)

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

Servicing Portfolio Composition

As of March 31, 2020, the unpaid principal balance in our servicing portfolio consisted of approximately $290.6 billion in forward loans, $316.9 billion in subservicing and other, and $21.6 billion in reverse mortgage loans.

•	The term “forward” refers to loans we service which are not “reverse mortgages,” as discussed below.

•
Our subservicing portfolio consists of loans where we perform the servicing responsibilities for a contractual fee, but do not own the servicing rights and therefore do not record an MSR on our balance sheet.

•
Reverse mortgage loans, most commonly HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower’s home. We have acquired our reverse mortgages in prior years through several transactions and it is now in run-off mode. For a significant portion of our reverse mortgages, we record MSRs on our balance sheet, similar to the accounting for forward mortgages, except in cases where the costs of servicing are expected to exceed revenues, in which case a Mortgage Servicing Liability (“MSL”) is created. Additionally, due to program requirements, we consolidate certain reverse mortgages on our balance sheet and accrue interest income and expense.

The charts below set forth the portfolio mix between serviced, subserviced and reverse mortgage loans, and the composition of our servicing portfolio ending UPB by investor group as of March 31, 2020 and 2019:

The following tables set forth the results of operations for the Servicing segment:

Table 5. Servicing Segment Results of Operations

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
Revenues
Operational	$313	$324	$(11)	(3)%
Amortization, net of accretion	(76)	(23)	(53)	230%
Mark-to-market	(383)	(293)	(90)	31%
Total revenues	(146)	8	(154)	(1,925)%
Total expenses	149	195	(46)	(24)%
Total other income (expenses), net	(30)	1	(31)	(3,100)%
Loss before income tax benefit	$(325)	$(186)	$(139)	75%

For the three months ended March 31, 2020, we incurred a loss before income tax benefit of $325 compared to a loss before income tax benefit of $186 for the same period in 2019. The change in loss before income tax benefit was primarily due to a decrease in total revenues, partially offset by a decrease in total expenses. Total revenues decreased primarily as a result of elevated negative mark-to-market revenues during the three months ended March 31, 2020 compared to the same period in 2019. Amortization, net of accretion, for the three months ended March 31, 2020 increased compared to the same period in 2019, primarily due to an increase in amortization of forward MSRs as a result of growth in the forward MSR portfolio and elevated prepayments driven by the declining interest rate environment. Total expenses for the three months ended March 31, 2020 decreased compared to the same period in 2019 primarily due to a decrease in foreclosure and other liquidation expenses. The decrease in foreclosure and other liquidation expenses was primarily driven by operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines. Total other income (expense), net for the three months ended March 31, 2020 decreased compared to the same period in 2019 primarily due to a decrease in interest income. The decrease in interest income was primarily due to a decrease in income earned on reverse mortgage interest, primarily driven by the decline in the reverse mortgage interests balance and the amortization of a net premium into income. Refer to Table 10. Servicing - Revenues, Table 11. Servicing - Expenses and Table 12. Servicing - Other Income (Expenses), Net, for further discussions on the changes in total revenues, total expenses and total other income (expenses), net, respectively.

Table 6. Servicing Portfolio - Unpaid Principal Balances

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Average UPB
Forward MSRs	$303,578	$308,984
Subservicing and other(1)	310,160	239,468
Reverse loans	22,059	27,472
Total average UPB	$635,797	$575,924

	March 31, 2020	March 31, 2019
Ending UPB
Forward MSRs
Agency	$238,956	$238,937
Non-agency	51,678	64,755
Total forward MSRs	290,634	303,692

Subservicing and other(1)
Agency	302,060	273,786
Non-agency	14,873	27,405
Total subservicing and other	316,933	301,191

Reverse loans
MSR	2,332	3,559
MSL	13,360	15,928
Securitized loans	5,898	7,527
Total reverse portfolio serviced	21,590	27,014
Total ending UPB	$629,157	$631,897

(1)
Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.

The following table provides a rollforward of our forward servicing and subservicing and other portfolio UPB:

Table 7. Forward Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Forward MSR	Subservicing and Other	Total	Forward MSR	Subservicing and Other	Total
Balance - beginning of period	$296,782	$323,983	$620,765	$295,481	$223,886	$519,367
Additions:
Originations	11,635	662	12,297	4,891	404	5,295
Acquisitions / Increase in subservicing	(673)	23,352	22,679	13,404	84,406	97,810
Deductions:
Dispositions	(40)	(10,359)	(10,399)	(133)	(1,118)	(1,251)
Principal reductions and other	(2,748)	(2,965)	(5,713)	(2,827)	(2,317)	(5,144)
Voluntary reductions(1)	(13,864)	(17,672)	(31,536)	(6,297)	(3,975)	(10,272)
Involuntary reductions(2)	(387)	(68)	(455)	(762)	(95)	(857)
Net changes in loans serviced by others	(71)	—	(71)	(65)	—	(65)
Balance - end of period	$290,634	$316,933	$607,567	$303,692	$301,191	$604,883

(1)	Voluntary reductions are related to loan payoffs by customers.

(2)	Involuntary reductions refer to loan chargeoffs.

As of March 31, 2020, our forward servicing UPB decreased when compared to 2019, primarily due to increased voluntary reductions in a low interest rate environment, partially offset by increased origination volumes. As of March 31, 2020, our subservicing and other portfolio ending UPB increased when compared to 2019, primarily driven by portfolio growth from our subservicing clients, partially offset by increased dispositions primarily due to various MSR sales.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio:

Table 8. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)

	March 31, 2020	March 31, 2019
Loan count	3,506,998	3,616,323
Average loan amount(2)	$173,231	$167,266
Average coupon - credit sensitive(3)	4.7%	4.9%
Average coupon - interest sensitive(3)	4.3%	4.3%
Average coupon - agency(3)	4.4%	4.4%
Average coupon - non-agency(3)	4.7%	4.8%
60+ delinquent (% of loans)(4)	1.9%	2.4%
90+ delinquent (% of loans)(4)	1.6%	2.1%
120+ delinquent (% of loans)(4)	1.4%	1.9%
Total prepayment speed (12-month constant prepayment rate)	19.2%	8.2%

(1)	Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.

(2)	Average loan amount is presented in whole dollar amounts.

(3)	The weighted average coupon amounts presented in the table above are only reflective of our owned forward MSR portfolio that is reported at fair value.

(4)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. We continue to experience low delinquency rates during the three months ended March 31, 2020 which preserves the value of our MSRs. At this time, it is too early to estimate the potential impact the COVID-19 pandemic will have on future delinquencies.

Table 9. Forward Loan Modifications and Workout Units

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Amount Change	% Change
Modifications	4,715	5,189	(474)	(9)%
Workouts	3,994	4,401	(407)	(9)%
Total modifications and workout units	8,709	9,590	(881)	(9)%

Total modifications and workouts during the three months ended March 31, 2020 decreased compared to the same period in 2019 primarily due to lower delinquency rates. At this time, it is too early to estimate the potential impact the COVID-19 pandemic will have on future delinquencies and corresponding modification activity.

The following table provides the composition of revenues for the Servicing segment:

Table 10. Servicing - Revenues

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019		$ Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$250	16	$240	17	$10	(1)	4%	(6)%
Modification fees(2)	3	—	3	—	—	—	—%	—%
Incentive fees(2)	4	—	1	—	3	—	300%	—%
Late payment fees(2)	23	2	19	2	4	—	21%	—%
Other ancillary revenues(2)	38	2	48	3	(10)	(1)	(21)%	(33)%
Total forward MSR operational revenue	318	20	311	22	7	(2)	2%	(9)%
Base subservicing fees and other subservicing revenue(3)	65	4	52	4	13	—	25%	—%
Reverse servicing fees	6	—	9	—	(3)	—	(33)%	—%
Total servicing fee revenue	389	24	372	26	17	(2)	5%	(8)%
MSR financing liability costs	(8)	—	(12)	(1)	4	1	(33)%	100%
Excess spread costs - principal	(68)	(4)	(36)	(2)	(32)	(2)	89%	100%
Total operational revenue	313	20	324	23	(11)	(3)	(3)%	(13)%
Amortization, net of accretion
Forward MSR amortization	(152)	(10)	(79)	(6)	(73)	(4)	92%	67%
Excess spread accretion	68	4	36	3	32	1	89%	33%
Reverse MSL accretion	8	1	18	1	(10)	—	(56)%	—%
Reverse MSR amortization	—	—	2	—	(2)	—	(100)%	—%
Total amortization, net of accretion	(76)	(5)	(23)	(2)	(53)	(3)	230%	150%
Mark-to-Market Adjustments
MSR MTM(3)	(412)	(26)	(360)	(25)	(52)	(1)	14%	4%
Excess spread / financing MTM	29	2	67	5	(38)	(3)	(57)%	(60)%
Total MTM adjustments	(383)	(24)	(293)	(20)	(90)	(4)	31%	20%
Total revenues - Servicing	$(146)	(9)	$8	1	$(154)	(10)	(1,925)%	(1,000)%

(1)	Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

(2)	Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.

(3)
The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $10 and $11 for the three months ended March 31, 2020 and 2019, respectively.

Forward - Due to the shift in the forward MSR portfolio mix, base servicing fee revenue increased for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease in BPS is primarily driven by an increase in the average loan size due to a shift in portfolio mix.

MSR prepayment and forward MSR amortization increased for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to higher prepayments driven by the lower interest rate environment.

Total negative MTM adjustments increased for the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to the declining interest rate environment during 2020.

Subservicing - Subservicing fees increased for the three months ended March 31, 2020 as compared to the same period in 2019, due to significant growth in the subservicing portfolio UPB.

Reverse - Servicing fees and reverse MSL accretion on reverse mortgage portfolios for the three months ended March 31, 2020 decreased as compared to the same period in 2019, primarily due to the decline in the reverse mortgage portfolio. Reverse MSL accretion was further impacted by $6 pertaining to accumulated accretion recorded during the three months ended March 31, 2019 related to fair value adjustments for MSL assumed from the Merger. The fair value adjustment resulted from the revised cost to service assumption used in the valuation of MSL during the measurement period.

The tables below summarize expenses for the Servicing segment:

Table 11. Servicing - Expenses

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019		Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Salaries, wages and benefits	$86	5	$86	6	$—	(1)	—%	(17)%
General and administrative
Servicing support fees	25	2	39	3	(14)	(1)	(36)%	(33)%
Corporate and other general and administrative expenses	35	2	39	3	(4)	(1)	(10)%	(33)%
Foreclosure and other liquidation related expenses	—	—	27	2	(27)	(2)	(100)%	(100)%
Depreciation and amortization	3	—	4	—	(1)	—	(25)%	—%
Total general and administrative expenses	63	4	109	8	(46)	(4)	(42)%	(50)%
Total expenses - Servicing	$149	9	$195	14	$(46)	(5)	(24)%	(36)%

(1)	Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Total expenses decreased during the three months ended March 31, 2020 compared to the same period in 2019, primarily driven by a decrease in foreclosure and other liquidation expenses. Foreclosure and other liquidation related expenses were lower during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines, in addition to recovery of $5 prior period operating losses from a previous sub-servicer during the three months ended March 31, 2020. Servicing support fees decreased in 2020 compared to the same period in 2019 primarily due to lower legal and tax service expenses.

Table 12. Servicing - Other Income (Expenses), Net

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019		Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Income earned on Reverse mortgage interest	$43	3	$82	6	$(39)	(3)	(48)%	(50)%
Other interest income	40	2	33	2	7	—	21%	—%
Interest income	83	5	115	8	(32)	(3)	(28)%	(38)%

Reverse mortgage interest expense	(52)	(3)	(71)	(5)	19	2	(27)%	(40)%
Advance interest expense	(5)	—	(9)	(1)	4	1	(44)%	100%
Other interest expense	(56)	(4)	(34)	(2)	(22)	(2)	65%	100%
Interest expense	(113)	(7)	(114)	(8)	1	1	(1)%	(13)%
Total other income (expenses), net - Servicing	$(30)	(2)	$1	—	$(31)	(2)	(3,100)%	(100)%

Weighted average cost - advance facilities	3.0%		4.7%		(1.7)%		(36)%
Weighted average cost - excess spread financing	9.0%		9.0%		—%		—%

(1)	Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Total other income (expenses), net decreased during the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to a decrease in interest income. The decrease in interest income was primarily due to a decrease in income earned on reverse mortgage interest, partially offset by an increase in other interest income. Income earned on reverse mortgage interest decreased due to the decline in the reverse mortgage interests balance and the amortization of a net asset premium into income. Other interest income increased primarily driven by an increase in earnings credits and bank fee credits. Interest expense remained relatively flat during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to an increase in other interest expense primarily driven by higher compensating interest expense and bank fees, partially offset by a decrease in reverse mortgage interest expense due to the decline in the reverse mortgage interest portfolio.

Servicing Portfolio and Related Liabilities

The tables below summarize the servicing portfolio and related liabilities in the Servicing segment:

Table 13. Servicing Portfolios and Related Liabilities

	March 31, 2020			December 31, 2019
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
Forward MSRs - acquisition pool:
Credit sensitive	$138,726	$1,386	100	$147,895	$1,613	109
Interest sensitive	151,908	1,723	113	148,887	1,883	126
Total forward MSRs - fair value	$290,634	$3,109	107	$296,782	$3,496	118

Forward MSRs - investor pool:
Agency	$238,956	$2,618	110	$240,688	$2,944	122
Non-agency	51,678	491	95	56,094	552	98
Total forward MSRs - fair value	$290,634	$3,109	107	$296,782	$3,496	118

Total forward MSRs	$290,634	$3,109		$296,782	$3,496

Subservicing and other(1)
Agency	302,060	N/A		308,532	N/A
Non-agency	14,873	N/A		15,451	N/A
Total subservicing and other	316,933	N/A		323,983	N/A

Reverse portfolio - amortized cost
MSR	2,332	6		2,508	6
MSL	13,360	(53)		13,994	(61)
Securitized loans	5,898	5,955		6,223	6,279
Total reverse portfolio serviced	21,590	5,908		22,725	6,224
Total servicing portfolio unpaid principal balance	$629,157	$9,017		$643,490	$9,720

(1)
Subservicing and other amounts include loans we service for others, residential mortgage loans originated but have yet to be sold and agency REO balances for which we own the mortgage servicing rights.

As of March 31, 2020, when measuring the fair value of the portfolio as a basis point of the unpaid principal balance, our credit sensitive pool decreased in value by 9 bps and interest sensitive pool decreased in value 13 bps, compared to December 31, 2019 due to higher forecasted prepayment speeds as a result of the declining interest rate environment in 2020.

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

The following table provides information on the fair value of our owned forward MSR portfolio:

Table 14. MSRs - Fair Value, Rollforward

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Fair value - beginning of period	$3,496	$3,665
Additions:
Servicing retained from mortgage loans sold	123	66
Purchases of servicing rights	24	409
Dispositions:
Sales and cancellation of servicing assets	—	(260)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(181)	(121)
Interest sensitive	(220)	(211)
Other changes in fair value:
Scheduled principal payments	(23)	(22)
Disposition of negative MSRs and other(1)	20	12
Prepayments
Voluntary prepayments
Credit sensitive	(24)	(19)
Interest sensitive	(102)	(32)
Involuntary prepayments
Credit sensitive	(1)	(2)
Interest sensitive	(3)	(4)
Fair value - end of period	$3,109	$3,481

(1)	Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

The following table sets forth the weighted-average key assumptions in estimating the fair value of forward MSRs:

Table 15. MSRs - Fair Value

	March 31, 2020	March 31, 2019
Total MSRs Portfolio
Discount rate	9.7%	10.3%
Prepayment speeds	13.4%	13.0%
Average life	5.7 years	6.0 years

Acquisition Pools:
Credit Sensitive
Discount rate	10.2%	11.3%
Prepayment speeds	13.0%	13.5%
Average life	5.9 years	6.0 years

Interest Sensitive
Discount rate	9.1%	9.4%
Prepayment speeds	13.8%	12.5%
Average life	5.5 years	6.1 years

Investor Pools:
Agency
Discount rate	9.0%	9.4%
Prepayment speeds	13.2%	12.4%
Average life	5.6 years	6.1 years

Non-Agency
Discount rate	12.6%	13.6%
Prepayment speeds	14.3%	15.4%
Average life	6.1 years	5.9 years

The weighted-average discount rate for total MSRs portfolio decreased as of March 31, 2020 compared to the same period in 2019 due to the declining interest rate environment in 2020. Weighted-average life for total MSRs portfolio decreased due to the increase in prepayment speeds, which was attributable to the interest rate decline period over period.

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

In determining key assumptions in estimating fair value of forward MSRs, we took into account the situations created by COVID-19 pandemic.

Excess Spread Financing

As further disclosed in Note 3, Mortgage Servicing Rights and Related Liabilities, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

The servicing fees associated with an MSR can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is designed to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. We sell a percentage of the excess fee as a method for efficiently financing acquired MSRs and the purchase of loans.

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture mortgage prepayments through the origination platform. See Note 3, Mortgage Servicing Rights and Related Liabilities, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of March 31, 2020 and December 31, 2019.

The following table sets forth the change in the excess spread liability and the related weighted-average assumptions:

Table 16. Excess Spread Financing

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Fair value - beginning of period	$1,311	$1,184
Additions:
New financings	24	245
Deductions:
Settlements and repayments	(58)	(51)
Changes in fair value:
Credit Sensitive	(2)	(32)
Interest Sensitive	(33)	(37)
Fair value - end of period	$1,242	$1,309

Key Weighted-Average Assumptions:	March 31, 2020	March 31, 2019
Total Excess Spread Portfolio
Discount rate	11.6%	10.4%
Prepayment speeds	12.8%	12.9%
Recapture rate	18.6%	20.4%
Average life	5.7 years	5.9 years

Credit Sensitive
Discount rate	12.3%	10.9%
Prepayment speeds	12.3%	13.2%
Recapture rate	18.4%	21.7%
Average life	5.9 years	5.9 years

Interest Sensitive
Discount rate	10.3%	9.1%
Prepayment speeds	13.5%	12.4%
Recapture rate	19.8%	17.3%
Average life	5.5 years	6.1 years

The following table sets forth the change in the MSRs financing liability and the related weighted-average assumptions.

Table 17. MSRs Financing Liability - Rollforward

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Fair value - beginning of period	$37	$32
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	9	6
Other changes in fair value	(3)	(4)
Fair value - end of period	$43	$34

	March 31, 2020	March 31, 2019
Weighted-Average Assumptions
Advance financing rates	1.7%	3.9%
Annual advance recovery rates	18.4%	19.3%

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

Table 18. Leveraged Portfolio Characteristics

	March 31, 2020	March 31, 2019
Owned forward servicing portfolio - unencumbered	$85,124	$88,995
Owned forward servicing portfolio - encumbered	205,510	214,697
Subserviced forward servicing portfolio and other	316,933	301,191
Total unpaid principal balance	$607,567	$604,883

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

Table 19. Reverse - Mortgage Portfolio Characteristics

	March 31, 2020	March 31, 2019
Loan count	158,838	184,807
Ending unpaid principal balance	$21,590	$27,014
Average loan amount(1)	$135,924	$146,173
Average coupon	3.3%	4.4%
Average borrower age	81	80

(1)	Average loan amount is presented in whole dollar amounts.

Historically, the Company acquired servicing rights and participating interests in reverse mortgage portfolios. Reverse mortgage loans, most commonly HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower’s home. For acquired servicing rights, an MSR or MSL is established on the acquisition date at fair value, as applicable, based on the expected discounted cash flow from servicing the reverse portfolio.

Each quarter, we accrete the MSL to revenues - service related, net of the respective portfolios run-off. The MSL is assessed for increased obligation based on its fair value, using a variety of assumptions, with the key assumptions being discount rates, prepayment speeds and borrower life expectancy. The MSLs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in the valuation allowance.

Based on our assessment, no impairment or increased obligation was required to be recorded for reverse MSRs and MSLs as of March 31, 2020.

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

The Originations segment includes three channels:

•
Our direct-to-consumer lending channel relies on our call centers, our website and mobile apps to interact with customers. Our primary focus is to assist our customers with a refinance or home purchase by providing them with a needs-based approach to understanding their current mortgage options.

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

•
Our wholesale lending channel works with mortgage brokers to source loans which are underwritten and funded by us in our name. Counterparty risk is mitigated through quality and compliance monitoring and all brokers are subject to our eligibility requirements coupled with an annual recertification process. Subsequent to March 31, 2020, we closed our wholesale lending channel.

The charts below set forth the pull through adjusted lock volume and funded volume by channel and channel mix:

The following tables set forth the results of operations for the Originations segment:

Table 20. Originations Segment Results of Operations

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
Total revenues	$317	$146	$171	117%
Total expenses	166	104	62	60%
Total other income (expenses), net	7	3	4	133%
Income before income tax expense	$158	$45	$113	251%

Originations Margin
Revenue	$317	$146	$171	117%
Pull through adjusted lock volume	$12,677	$5,960	$6,717	113%
Revenue as a percentage of pull through adjusted lock volume(1)	2.50%	2.45%	0.05%	2%

Expenses	$166	$104	$62	60%
Funded volume	$12,359	$5,716	$6,643	116%
Expenses as a percentage of funded volume(2)	1.34%	1.82%	(0.48)%	(26)%

Originations Margin	1.16%	0.63%	0.53%	84%

(1)	Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.

(2)	Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense increased for the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to an increase in revenues driven by origination volume growth. The growth in origination volume was primarily due to declining interest rates and incremental volumes associated with the acquisition of Pacific Union. The Originations Margin for the three months ended March 31, 2020 increased as compared to the same period in 2019 primarily due to lower expenses as a percentage of funded volume as the increase in total expenses was partially offset by expense reduction initiatives relative to the significant increase in funded volume.

Originations Segment Revenues

Service related fee, net - Originations refers to fees collected from customers for originated loans and from other lenders for loans purchased through the correspondent channel, and includes loan application, underwriting, and other similar fees.

Net gain on loans originated and sold represents the gains and losses from the origination, purchase, and sale of loans and related derivative instruments. Gains from the origination and sale of loans are affected by the volume and margin of our originations activity and is impacted by fluctuation in interest rates.

Capitalized servicing rights represents the fair value attributed to mortgage servicing rights at the time in which they are retained in connection with the sale of loans during the period.

Total revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the tables below:

Table 21. Originations - Revenues

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019		$ Change	% Change
Service related, net - Originations	$20		$15		$5	33%
Net gain on mortgage loans held for sale
Net gain on loans originated and sold	183		72		111	154%
Capitalized servicing rights	119		61		58	95%
Provision for repurchase reserves, net of release	(5)		(2)		(3)	150%
Total net gain on mortgage loans held for sale	297		131		166	127%
Total revenues - Originations	$317		$146		$171	117%

Key Metrics
Consumer direct lock pull through adjusted volume(1)	$7,423		$2,333		$5,090	218%
Other locked pull through adjusted volume(1)	5,254		3,627		1,627	45%
Total pull through adjusted volume	$12,677		$5,960		$6,717	113%
Funded volume	$12,359		$5,716		$6,643	116%
Volume of loans sold	$13,255		$6,235		$7,020	113%
Recapture percentage	29.8%		27.5%		2.3%	7%
Purchase as a percentage of funded volume	26.0%		51.7%		(25.7)%	(50)%
Value of capitalized servicing on retained settlements	137	bps	141	bps	(4) bps	(3)%

(1)	Pull through adjusted volume represents the expected funding from locks taken during the period.

Total revenues increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily driven by the higher volumes in a declining interest rate environment and the incremental volumes made available with the Pacific Union acquisition and related origination channels, which occurred in February 2019. Total revenue increased $171 or 117% period over period as pull through adjusted lock volume increased 113% during the same period.

The table below summarizes expenses for the Originations segment:

Table 22. Originations - Expenses

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
Salaries, wages and benefits	$117	$69	$48	70%
General and administrative
Loan origination expenses	16	10	6	60%
Corporate and other general and administrative expenses	18	14	4	29%
Marketing and professional service fees	12	8	4	50%
Depreciation and amortization	3	3	—	—%
Total general and administrative	49	35	14	40%
Total expenses - Originations	$166	$104	$62	60%

Total expenses for the three months ended March 31, 2020 increased when compared to the same period in 2019 primarily due to growth in volumes, which was driven by the low interest rate environment and the incremental volumes made available with the Pacific Union acquisition and related origination channels. The volume growth contributed to the increase in salaries, wages and benefits, due to increased compensation and headcount related costs, and loan origination expenses. The increase in loan origination expenses attributable to higher volume was partially offset by expense reduction initiatives. In addition, corporate and other general and administrative expenses increased during the three months ended March 31, 2020 primarily driven by higher outsourcing costs.

The table below summarizes other income (expenses), net for the Originations segment:

Table 23. Originations - Other Income (Expenses), Net

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
Interest income	$34	$17	$17	100%
Interest expense	(27)	(18)	(9)	50%
Other income, net	—	4	(4)	(100)%
Total other income (expenses), net - Originations	$7	$3	$4	133%

Weighted average note rate - mortgage loans held for sale	3.8%	4.9%	(1.1)%	(22)%
Weighted average cost of funds (excluding facility fees)	3.2%	4.7%	(1.5)%	(32)%

Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans.

Interest income for the three months ended March 31, 2020 increased when compared to the same period in 2019 primarily driven by higher funded volume. The increase in interest income was offset by an increase in interest expense due to an increase in originations volume, partially offset by a lower cost of funds. Other income, net was higher in 2019 due to recognition of incentives we received related to our financing of certain loans satisfying certain customer relief characteristics. In September 2018, we entered into a master repurchase agreement that provided us with incentives to finance mortgage loans satisfying certain consumer relief characteristics as provided in the agreement. We recorded $4 in other income, net related to such incentives for the three months ended March 31, 2019. The master repurchase agreement expired during the third quarter of 2019.

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

•
The Data/Technology division contains a diversified set of businesses that provide technology solutions to real estate service providers, aggregators, and a variety of investors. This includes providing aggregation, standardization and licensing for one of the nation’s largest set of MLS, public records and neighborhood demographic data.

The charts below set forth the Xome’s total revenues, Exchange properties sold, and Services completed orders:

Table 24. Xome Segment Results of Operations

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
Xome - Operations
Total revenues	$106	$96	$10	10%
Total expenses	96	99	(3)	(3)%
Total other income (expenses), net	1	11	(10)	(91)%
Income before income tax expense	$11	$8	$3	38%
Income before taxes margin - Xome	10.4%	8.3%	2.1%	25%

Xome - Revenues
Exchange	$16	$20	$(4)	(20)%
Services	85	71	14	20%
Data/Technology	5	5	—	—%
Total revenues - Xome	$106	$96	$10	10%

Key Metrics
Exchange properties sold	2,114	2,421	(307)	(13)%
Average Exchange properties under management	17,777	6,634	11,143	168%
Services completed orders	408,734	379,585	29,149	8%
Percentage of revenue earned from third-party customers	54.6%	53.0%	1.6%	3%

Xome - Expenses
Salaries, wages and benefits	$35	$38	$(3)	(8)%
General and administrative
Operational expenses	58	57	1	2%
Depreciation and amortization	3	4	(1)	(25)%
Total general and administrative	61	61	—	—%
Total expenses - Xome	$96	$99	$(3)	(3)%

Income before income tax expense increased for the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to an increase in total revenues, offset by a decrease in other income (expense), net. The increase in total revenues was driven by an increase in Services revenues from higher volumes of units for valuation and field services, partially offset by a decrease in Exchange revenues due to the decrease in defaults and foreclosures nationwide. The decrease in other income (expense), net was due to $11 for the change in fair value of the contingent consideration in 2019 for the acquisition of AMS.

Corporate/Other Segment

The following table sets forth the results of operations for the Corporate/Other segment:

Table 25. Corporate/Other Segment Results of Operations

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
Corporate/Other - Operations
Total revenues	$2	$—	$2	100%
Total expenses	34	45	(11)	(24)%
Total other income (expenses), net	(51)	(55)	4	(7)%
Loss before income tax benefit - Corporate/Other	$(83)	$(100)	$17	(17)%

Corporate/Other - Expenses
Salaries, wages and benefits	$8	$22	$(14)	(64)%
General and administrative
Operational expenses	8	13	(5)	(38)%
Depreciation and amortization	10	10	—	—%
Loss on impairment of assets	8	—	8	100%
Total general and administrative	26	23	3	13%
Total expenses - Corporate/Other	$34	$45	$(11)	(24)%

Corporate/Other - Other Income (Expenses), Net
Total interest income	$1	$2	$(1)	(50)%
Interest expense on unsecured senior notes	(51)	(51)	—	—%
Other interest expense	(1)	(6)	5	(83)%
Total interest expense	(52)	(57)	5	(9)%
Total other income (expenses), net - Corporate/Other	$(51)	$(55)	$4	(7)%

Weighted average cost - unsecured senior notes	7.8%	7.9%	(0.1)%	(1)%

Loss before income tax benefit decreased in the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to a decrease in total expenses. Total expenses decreased primarily due to lower salaries, wages and benefits, which were higher in the three months ended March 31, 2019 due to the Pacific Union acquisition and the acquisition of the Seterus mortgage servicing platform and assumption of certain assets related thereto from IBM (“Seterus acquisition”). The decrease in salaries, wages and benefits was partially offset by an $8 loss on impairment of assets in connection with an ancillary business.

Other income (expenses), net for the Corporate/Other segment consists of interest expense on our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes.

The change in total other income (expenses), net in the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to a decrease in other interest expense as a result of lower commitment and facility fees, which were higher in 2019 due to the Pacific Union acquisition.

Changes in Financial Position

Table 26. Changes in Assets

	March 31, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	$579	$329	$250	76%
Mortgage servicing rights	3,115	3,502	(387)	(11)%
Advances and other receivables, net	685	988	(303)	(31)%
Reverse mortgage interests, net	5,955	6,279	(324)	(5)%
Mortgage loans held for sale at fair value	3,922	4,077	(155)	(4)%
Deferred tax assets, net	1,411	1,345	66	5%
Other	1,946	1,785	161	9%
Total assets	$17,613	$18,305	$(692)	(4)%

Total assets as of March 31, 2020 decreased by $692 or 4% compared with December 31, 2019 primarily due to the decrease in mortgage servicing rights, reverse mortgage interests, net and advances and other receivables, net, partially offset by an increase in cash and cash equivalents. Mortgage servicing rights decreased in 2019 primarily due to a negative mark-to-market adjustment of $383 driven by declining interest rates. Reverse mortgage interests, net decreased $324 primarily due to the collection on participating interests in HMBS. Advances and other receivables decreased primarily due to recoveries on advances through claim proceeds, customer payments and servicing transfers. Cash and cash equivalents was higher as of March 31, 2020 compared with December 31, 2019 primarily due to additional funds drawn on our MSR facilities given the market risk at the end of the quarter in relation to COVID-19 pandemic.

Table 27. Changes in Liabilities and Stockholders’ Equity

	March 31, 2020	December 31, 2019	$ Change	% Change
Unsecured senior notes, net	$2,259	$2,366	$(107)	(5)%
Advance facilities, net	489	422	67	16%
Warehouse facilities, net	4,551	4,575	(24)	(1)%
MSR related liabilities - nonrecourse at fair value	1,285	1,348	(63)	(5)%
Other nonrecourse debt, net	4,945	5,286	(341)	(6)%
Other liabilities	2,018	2,077	(59)	(3)%
Total liabilities	15,547	16,074	(527)	(3)%
Total stockholders’ equity	2,066	2,231	(165)	(7)%
Total liabilities and stockholders’ equity	$17,613	$18,305	$(692)	(4)%

Total stockholders’ equity at March 31, 2020 decreased by $165 or 7% compared with the balance as of December 31, 2019 primarily due to net loss of $171 during the three months ended March 31, 2020. Total liabilities at March 31, 2020 decreased by $527 or 3% compared with the balance as of December 31, 2019 primarily due to a decrease in other nonrecourse debt and unsecured senior notes, net. Other nonrecourse debt decreased by $341 primarily due to repayments of reverse mortgage related nonrecourse debt. Unsecured senior notes, net, decreased by $107 primarily due to the repayment and redemption of the 2021 and 2022 unsecured senior notes, partially offset by the issuance of the 2027 unsecured senior notes.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR facilities. Our cash and cash equivalents on hand increased to $579 as of March 31, 2020 from $329 as of December 31, 2019. As of March 31, 2020, we had $1,216 collateral pledged against the MSR facilities, of which we could borrow an additional $705. During the three months ended March 31, 2020, operating activities used cash totaling $710. As of March 31, 2020, total available borrowing capacity is $9,690, of which $4,648 is unused.

We expect the economic impact of the COVID-19 pandemic to result in a significant increase in servicing advances and liquidity demands related to the utilization of forbearance programs offered by the CARES Act. Based on current modeling of expected forbearance rates within our portfolio, we believe that we are well-positioned to manage a significant increase in advances. In April 2020, we expanded our committed advance facility capacity by $850, including an expansion of capacity for private label advances for $200, which we believe will be adequate for our needs. We plan to finance GNMA advances with existing MSR lines and corporate cash flow, along with GNMA’s Pass-Through Assistance Program as a backup. For non-agency servicing, we are reimbursed for advances relatively quickly, which should limit growth in balances even with higher forbearance rates.

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

Our primary uses of funds for liquidity include: (i) funding of servicing advances, which are expected to increase in the near future due to COVID-19 pandemic; (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings and repurchases or redemptions of outstanding indebtedness; (vi) payments for acquisitions of MSRs; (vii) scheduled and unscheduled draws on our serviced reverse residential mortgage loans; and (viii) payment of our technology expenses.

We believe that our cash flows from operating activities, as well as capacity through existing facilities, provide adequate resources to fund our anticipated ongoing cash requirements. We rely on these facilities to fund operating activities. As the facilities mature, we anticipate renewal of these facilities will be achieved. Future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets. We continue to optimize the use of balance sheet cash to avoid unnecessary interest carrying costs. Reverse mortgage loans provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or monthly draws. We securitize our holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs.

Cash Flows
The table below presents the major sources and uses of cash flow for operating activities:

Table 28. Operating Cash Flow

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
Net loss	$(171)	$(186)	$15	(8)%
Fair value changes in MSRs, MSR related liabilities and mortgage loans held for investment	497	311	186	60%
Deferred tax benefit	(68)	(47)	(21)	45%
Other non-cash adjustments to net loss	(332)	(210)	(122)	58%
Originations net sales activities	430	116	314	271%
Changes in working capital	354	301	53	18%
Net cash attributable to operating activities	$710	$285	$425	149%

Our operating activities generated cash of $710 during the three months ended March 31, 2020 compared to $285 cash generated in the same period in 2019. The increase was primarily due to the cash generated in originations net sales activities.

Cash generated in originations net sales activities was $430 during the three months ended March 31, 2020 compared to $116 in the same period in 2019. The change was primarily due to an increase in proceeds of $7,527 on the sales of previously originated loans, partially offset by higher funding of $6,658 for loan origination activities driven by the declining interest rate environment and an increase in funds used of $555 to repurchase forward loan assets out of Ginnie Mae securitizations.

Cash generated from fair value changes in MSRs, MSR related liabilities and mortgage loans held for investment during the three months ended March 31, 2020 increased by $186 when compared to the same period in 2019. The change was primarily due to an increase in fair value changes and amortization/accretion of mortgage servicing rights/liabilities of $147, primarily due to the negative mark-to-market adjustment for the three months ended March 31, 2020.

Cash used from the other non-cash adjustments to net loss during the three months ended March 31, 2020 increased by $122 when compared to the same period in 2019 primarily due to the $165 increase in net gain on mortgage loans held for sale primarily driven by the higher volumes in a declining interest rate environment and the incremental volumes made available with the February 2019 Pacific Union acquisition and related origination channels.

The table below presents the major sources and uses of cash flow for investing activities:

Table 29. Investing Cash Flows

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
Acquisitions, net	$—	$(85)	$85	(100)%
Purchase of forward mortgage servicing rights, net of liabilities incurred	(27)	(130)	103	(79)%
Proceeds on sale of forward and reverse mortgage servicing rights	43	243	(200)	(82)%
Other	(12)	(10)	(2)	20%
Net cash attributable to investing activities	$4	$18	$(14)	(78)%

Our investing activities generated $4 during the three months ended March 31, 2020 compared to $18 during the same period in 2019. The decrease in cash generated from investing activities was primarily due to a decrease of $200 in proceeds on sale of forward mortgage servicing rights. Partially offsetting the decrease in cash generated was a $103 decrease in cash used in the purchase of forward mortgage servicing rights, net of liabilities incurred, and an $85 decrease in cash used in connection with the Pacific Union and Seterus acquisitions, which were acquired during the three months ended March 31, 2019. Although we continue to seek to acquire servicing portfolios at advantageous pricing, the amounts and timing of these opportunities is not of a consistent frequency and can result in cash flow variability between periods.

The table below presents the major sources and uses of cash flow for financing activities:

Table 30. Financing Cash Flow

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change	% Change
(Decrease) increase in warehouse facilities	$(25)	$307	$(332)	(108)%
Increase (decrease) in advance facilities	68	(30)	98	(327)%
Repayment of notes payable	—	(294)	294	(100)%
Redemption and repayment of unsecured senior notes and nonrecourse debt	(698)	(3)	(695)	23,167%
Issuance of unsecured senior debt	600	—	600	100%
Issuance of excess spread financing	24	245	(221)	(90)%
Settlements and repayments of excess spread financing	(58)	(50)	(8)	16%
Decrease of participating interest financing	(275)	(408)	133	(33)%
Changes in HECM securitizations	(99)	(107)	8	(7)%
Other	(18)	(4)	(14)	350%
Net cash attributable to financing activities	$(481)	$(344)	$(137)	40%

Our financing activities used $481 cash during the three months ended March 31, 2020 compared to $344 cash used in the same period in 2019. Contributing to the increase in cash used was the repayment of unsecured senior debt and nonrecourse debt of $698 during the three months ended March 31, 2020 compared to $3 in the same period in 2019. The $695 increase in cash used for the payment of unsecured senior debt and nonrecourse debt is primarily due to the repayment and redemption of the 2021 and 2022 unsecured senior notes in February 2020. Cash used also increased due to a net pay down of $25 in warehouse facilities during the three months ended March 31, 2020 compared to a net increase of $307 in the same period in 2019. The cash generated from the issuance of excess spread financing decreased by $221 due to a decline in excess spread financing deals in the three months ended March 31, 2020 compared to the same period in 2019.

Offsetting these increases in cash used was a decrease in cash used for the repayment of notes payable. During the three months ended March 31, 2019, cash of $294 was used to pay off the notes payable assumed from the Pacific Union acquisition. In addition, there was an increase in cash generated of $600 due to the issuance of the 2027 unsecured senior notes in January 2020.

Capital Resources

Capital Structure and Debt
We require access to external financing resources from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. If needed, we believe additional capital could be raised through a combination of issuances of equity, corporate indebtedness, asset-backed acquisition financing and/or cash from operations. Our access to capital markets can be impacted by factors outside our control, including economic conditions. In April 2020, we expanded our committed advance capacity by $850.

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. These covenants are measured at our operating subsidiary, Nationstar Mortgage LLC. As of March 31, 2020, we were in compliance with our required financial covenants.

Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio and liquidity requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to our operating subsidiary, Nationstar Mortgage LLC. As of March 31, 2020, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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

Secured Debt to Gross Tangible Asset Ratio

Under the Ginnie Mae guide, we are also required to maintain a secured debt to gross tangible asset ratios no greater than 60%.
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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Note 17, Capital Requirements, in the notes to consolidated financial statements for additional information.

Table 31. Debt

	March 31, 2020	December 31, 2019
Advance facilities, net	$489	$422
Warehouse facilities, net	4,551	4,575
Unsecured senior notes, net	2,259	2,366

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances.

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

As a servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. As of March 31, 2020, unsecuritized borrower draws totaled $64, and our maximum unfunded advance obligation related to these reverse mortgage loans was $2,504.

Unsecured Senior Notes
In 2018 and 2020, we completed offerings of unsecured senior notes, which mature on various dated through January 2027. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.000% to 9.125%.

As of March 31, 2020, the expected maturities of our unsecured senior notes based on contractual maturities are presented below:

Table 32. Contractual Maturities - Unsecured Senior Notes

Year Ending December 31,	Amount
2020	$—
2021	—
2022	—
2023	950
2024	—
Thereafter	1,350
Unsecured senior notes principal amount	2,300
Unamortized debt issuance costs, premium and discount	(41)
Unsecured senior notes, net	$2,259

As of March 31, 2020, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except for the following, in connection with the issuance of the 2027 notes and redemption of the 2021 and 2022 notes during the three months ended March 31, 2020:

Table 33. Contractual Obligations

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Unsecured senior notes	$—	$—	$950	$1,350	$2,300
Interest payment from unsecured senior notes	182	363	248	175	968
Total	$182	$363	$1,198	$1,525	$3,268

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 16, Fair Value Measurements, in notes to consolidated financial statements, business combinations and goodwill, and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of the mortgage servicing rights financing liability. For further information on our critical accounting policies, please refer to the Company’s Annual Reports on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies since December 31, 2019. During the three months ended March 31, 2020, we updated the policies for reserves related to certain financial assets that are subject to CECL accounting in connection with adoption of ASU 2016-13. The update did not have material impact on the consolidated financial statements. See Note 1, Nature of Business and Basis of Presentation, in the consolidated financial statements which is incorporated herein for details.

Recent Accounting Developments

Below lists recently issued accounting pronouncements applicable to us but not yet effective.

Accounting Standards Update 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU 2019-12”) simplifies accounting for income taxes by removing certain exceptions from the general principles in Topic 740 including elimination of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income. ASU 2019-12 also clarifies and amends certain guidance in Topic 740. ASU 2019-12 is effective for public companies for fiscal years beginning after December 15, 2020, including interim periods, with early adoption of all amendments in the same period permitted. The Company is currently assessing the impact of ASU 2019-12, but does not believe it will have a material impact on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the discussion included in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the types of market risks faced by us since December 31, 2019 except for the broad effects of the COVID-19 pandemic. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our results cannot be reasonably estimated at this time.

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

We used March 31, 2020 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2020 given hypothetical instantaneous parallel shifts in the yield curve. Results could differ materially.

Table 34. Change in Fair Value

	March 31, 2020
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(229)	$235
Mortgage loans held for sale at fair value	10	(12)
Derivative financial instruments:
Interest rate lock commitments	31	(37)
Total change in assets	(188)	186
Increase (decrease) in liabilities
Mortgage servicing rights liabilities at fair value	(5)	4
Excess spread financing at fair value	(46)	51
Derivative financial instruments:
Forward MBS trades	36	(44)
Total change in liabilities	(15)	11
Total, net change	$(173)	$175

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2020.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, we continue to progress towards resolution of certain legacy regulatory matters involving examination findings in prior years for alleged violations of certain laws related to our business practices. We have been in discussions with the multi-state committee of mortgage banking regulators and various State Attorneys General concerning a potential resolution of their investigations. We are continuing to cooperate with all parties. In connection with these discussions, we previously recorded an accrual. These discussions may not result in a settlement of the matter; furthermore, any such settlement may exceed the amount accrued as of March 31, 2020. Moreover, if the discussions do not result in a settlement, the regulators and State Attorneys General may seek to exercise their enforcement authority through litigation or other proceedings and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations.

Further, on April 24, 2018, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against us, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The CFPB may seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations. We have not recorded an accrual related to this matter as of March 31, 2020 as we do not believe that the possible loss or range of loss arising from any such action is estimable. We are continuing to cooperate with the CFPB.

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

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed for the year ended December 31, 2019, except for the following:

The COVID-19 pandemic may adversely impact our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic introduces unprecedented uncertainty in the economy, including the risk of a significant employment shock and recessionary conditions, with implications for the health and safety of our employees, borrower delinquency rates, forbearance take-up rates under the forbearance program included in the CARES Act and the related funding for the P&I and T&I servicing advances, the sources, adequacy and availability of financing to fund advances, origination volumes and our overall profitability and liquidity.

The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not make any repurchases of our shares during the three months ended March 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1**	Form of Performance Stock Unit Agreement - Employee					X
10.2**	Form of Performance Stock Unit Agreement - Special Retirement Provisions					X
10.3
Amendment Number Thirteen to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller, dated March 30, 2020
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

MR. COOPER GROUP INC.

April 30, 2020	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

April 30, 2020	/s/ Christopher G. Marshall
Date	Christopher G. Marshall Vice Chairman & Chief Financial Officer (Principal Financial and Accounting Officer)