Form 10-Q
period 2020-06-30
Mr. Cooper Group Inc.
filed 2020-07-30
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of July 24, 2020 was 92,021,981.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$1,041	$329
Restricted cash	260	283
Mortgage servicing rights, $2,757 and $3,496 at fair value, respectively	2,763	3,502
Advances and other receivables, net of reserves of $216 and $175, respectively	668	988
Reverse mortgage interests, net of purchase discount of $127 and $114, respectively	5,709	6,279
Mortgage loans held for sale at fair value	3,179	4,077
Property and equipment, net of accumulated depreciation of $75 and $55, respectively	115	112
Deferred tax assets, net	1,391	1,345
Other assets	2,174	1,390
Total assets	$17,300	$18,305

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,261	$2,366
Advance facilities, net	475	422
Warehouse facilities, net	4,031	4,575
Payables and other liabilities	2,460	2,016
MSR related liabilities - nonrecourse at fair value	1,173	1,348
Mortgage servicing liabilities	48	61
Other nonrecourse debt, net	4,707	5,286
Total liabilities	15,155	16,074
Commitments and contingencies (Note 16)
Preferred stock at $0.00001 - 10 million shares authorized, 1 million shares issued and outstanding, respectively; aggregate liquidation preference of ten dollars, respectively	—	—
Common stock at $0.01 par value - 300 million shares authorized, 92.0 million and 91.1 million shares issued, respectively	1	1
Additional paid-in-capital	1,114	1,109
Retained earnings	1,034	1,122
Total Mr. Cooper stockholders’ equity	2,149	2,232
Non-controlling interests	(4)	(1)
Total stockholders’ equity	2,145	2,231
Total liabilities and stockholders’ equity	$17,300	$18,305

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Service related, net	$12	$137	$(41)	$221
Net gain on mortgage loans held for sale	618	262	949	428
Total revenues	630	399	908	649
Expenses:
Salaries, wages and benefits	248	238	494	453
General and administrative	171	254	369	482
Total expenses	419	492	863	935
Interest income	76	162	194	296
Interest expense	(177)	(187)	(369)	(376)
Other income, net	—	1	1	16
Total other expenses, net	(101)	(24)	(174)	(64)
Income (loss) before income tax expense (benefit)	110	(117)	(129)	(350)
Less: Income tax expense (benefit)	37	(29)	(31)	(76)
Net income (loss)	73	(88)	(98)	(274)
Less: Net loss attributable to non-controlling interests	—	(1)	(3)	(1)
Net income (loss) attributable to Mr. Cooper	73	(87)	(95)	(273)
Less: Undistributed earnings attributable to participating stockholders	1	—	—	—
Net income (loss) attributable to common stockholders	$72	$(87)	$(95)	$(273)

Net income (loss) per common share attributable to Mr. Cooper:
Basic	$0.78	$(0.96)	$(1.04)	$(3.00)
Diluted	$0.77	$(0.96)	$(1.04)	$(3.00)

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2019	1,000	$—	91,042	$1	$1,095	$662	$1,758	$3	$1,761
Shares issued under incentive compensation plan	—	—	19	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5	—	5	—	5
Net loss	—	—	—	—	—	(87)	(87)	(1)	(88)
Balance at June 30, 2019	1,000	$—	91,061	$1	$1,100	$575	$1,676	$2	$1,678

Balance at March 31, 2020	1,000	$—	91,970	$1	$1,108	$961	$2,070	$(4)	$2,066
Shares issued under incentive compensation plan	—	—	52	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6	—	6	—	6
Net income	—	—	—	—	—	73	73	—	73
Balance at June 30, 2020	1,000	$—	92,022	$1	$1,114	$1,034	$2,149	$(4)	$2,145

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2019	1,000	$—	90,821	$1	$1,093	$848	$1,942	$3	$1,945
Shares issued / (surrendered) under incentive compensation plan	—	—	240	—	(2)	—	(2)	—	(2)
Share-based compensation	—	—	—	—	9	—	9	—	9
Net loss	—	—	—	—	—	(273)	(273)	(1)	(274)
Balance at June 30, 2019	1,000	$—	91,061	$1	$1,100	$575	$1,676	$2	$1,678

Balance at January 1, 2020	1,000	$—	91,118	$1	$1,109	$1,122	$2,232	$(1)	$2,231
Shares issued / (surrendered) under incentive compensation plan	—	—	904	—	(5)	—	(5)	—	(5)
Share-based compensation	—	—	—	—	10	—	10	—	10
Cumulative effect adjustments pursuant to the adoption of ASU 2016-13	—	—	—	—	—	7	7	—	7
Net loss	—	—	—	—	—	(95)	(95)	(3)	(98)
Balance at June 30, 2020	1,000	$—	92,022	$1	$1,114	$1,034	$2,149	$(4)	$2,145

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(98)	$(274)
Adjustments to reconcile net loss to net cash attributable to operating activities:
Deferred tax benefit	(49)	(76)
Net gain on mortgage loans held for sale	(949)	(428)
Interest income on reverse mortgage loans	(117)	(167)
Provision for servicing and non-servicing reserves	11	30
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	999	695
Fair value changes in excess spread financing	(101)	(74)
Fair value changes in mortgage servicing rights financing liability	12	11
Fair value changes in mortgage loans held for investment	—	(3)
Amortization of premiums, net of discount accretion	34	(25)
Depreciation and amortization for property and equipment and intangible assets	37	45
Share-based compensation	10	9
Other loss	8	—
Repurchases of forward loan assets out of Ginnie Mae securitizations	(2,092)	(715)
Mortgage loans originated and purchased for sale, net of fees	(23,110)	(15,727)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	26,606	15,429
Changes in assets and liabilities:
Advances and other receivables	313	249
Reverse mortgage interests	751	1,056
Other assets	(616)	(118)
Payables and other liabilities	417	31
Net cash attributable to operating activities	2,066	(52)

Investing Activities
Acquisitions, net of cash acquired	—	(85)
Property and equipment additions, net of disposals	(26)	(27)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(31)	(409)
Proceeds on sale of forward and reverse mortgage servicing rights	43	279
Net cash attributable to investing activities	(14)	(242)
Continued on following page. See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Six Months Ended June 30,
	2020	2019
Financing Activities
(Decrease) increase in warehouse facilities	(544)	1,173
Increase (decrease) in advance facilities	58	(40)
Repayment of notes payable	—	(294)
Proceeds from HECM securitizations	—	398
Proceeds from sale of HECM securitizations	—	20
Repayment of HECM securitizations	(168)	(434)
Proceeds from issuance of participating interest financing in reverse mortgage interests	99	156
Repayment of participating interest financing in reverse mortgage interests	(598)	(1,004)
Proceeds from the issuance of excess spread financing	24	437
Settlements and repayments of excess spread financing	(110)	(119)
Issuance of unsecured senior debt	600	—
Repayment of nonrecourse debt – legacy assets	—	(6)
Redemption and repayment of unsecured senior notes	(698)	—
Repayment of finance lease liability	(1)	(2)
Surrender of shares relating to stock vesting	(5)	(2)
Debt financing costs	(20)	(1)
Net cash attributable to financing activities	(1,363)	282
Net increase (decrease) in cash, cash equivalents, and restricted cash	689	(12)
Cash, cash equivalents, and restricted cash - beginning of period	612	561
Cash, cash equivalents, and restricted cash - end of period(1)	$1,301	$549

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$89	$74
Net cash paid (refunded) for income taxes	$3	$(1)

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amount reported within the consolidated balance sheets.

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$1,041	$245
Restricted cash	260	304
Total cash, cash equivalents, and restricted cash	$1,301	$549

See accompanying notes to the consolidated financial statements (unaudited).

MR COOPER GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc., collectively with its consolidated subsidiaries, (“Mr. Cooper”, the “Company”, “we”, “us” or “our”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper® and Xome®. Mr. Cooper is one of the largest home loan originators and servicers in the country focused on delivering a variety of servicing and lending products, services and technologies. Xome provides real estate services including real estate brokerage, title, closing, valuation and field services to lenders, investors and consumers. The Company’s corporate website is located at www.mrcoopergroup.com. The Company has provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in the MD&A section of this Form 10-Q.

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

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates due to factors such as adverse changes in the economy, changes in interest rates, secondary market pricing for loans held for sale and derivatives, strength of underwriting and servicing practices, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific borrowers, uncertainties in the economy from the COVID-19 pandemic, and such differences could be material.

Recent Accounting Guidance Adopted
Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), (“ASU 2016-13”) requires expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable and supportable forecasts, which is referred to as the current expected credit loss (“CECL”) methodology. The update eliminates the initial recognition of credit losses on an incurred basis in current GAAP and instead reflects an entity’s current estimate of all expected credit losses over the life of the asset. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new standard will reflect management’s best estimate of all expected credit losses for the Company’s financial assets that are recognized at amortized cost. The guidance was effective for the Company as of January 1, 2020, with a cumulative-effect adjustment to retained earnings as of that date.

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

In connection with adoption of ASU 2016-13, the Company updated its accounting policies as follows:

For certain financial instruments included in advances and other receivables, net, and certain trade receivables and accrued revenues included in other assets that within the scope of ASU 2016-13, the reserve methodology was revised to consider CECL losses. The revised CECL methodology considers expected lifetime loss rates calculated from historical data using a weighted average life to determine the current expected credit loss required. Due to the nature of the financial instrument, reverse mortgage interests, net of reserves, and advances and other receivables had limited impact from the adoption of CECL to the reserve methodology. See Note 4, Advances and Other Receivables, Net, Note 5, Reverse Mortgage Interests, Net, and Note 7, Other Assets, for additional information.

Factors that influenced management’s current estimate of expected credit losses for certain advances and other receivables and certain trade receivables and accrued revenues included the following: historical collection and loss rates, passage of time, weighted average life of receivables, and various qualitative factors including current economic conditions.

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

(1)Notes payable was subsequently paid off in February 2019 after the consummation of the acquisition.
(2)The estimated fair values for customer relationships were measured using the excess earnings method and were determined to have a remaining useful life of 10 years.

The Company incurred total acquisition costs of $2 during the three months ended June 30, 2019, of which $1 is included in salaries, wages and benefits expense and $1 in general and administrative expense in the Company’s consolidated statements of operations. The Company incurred total acquisition costs of $4 during the six months ended June 30, 2019, of which $2 is included in salaries, wages and benefits expense and $2 in general and administrative expense in the Company’s consolidated statements of operations. The acquisition costs were primarily related to legal, accounting and consulting services. There were no acquisition costs incurred by the Company during the six months ended June 30, 2020.

For the three and six months ended June 30, 2019, the operations contributed by this acquisition generated total revenues of $79 and $118 and income before income tax of $36 and $50, respectively, which are reported in the Company’s consolidated statements of operations.

The following unaudited pro forma financial information presents the combined results of operations for the three and six months ended June 30, 2019, as if the acquisition had occurred on January 1, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Pro forma financial information	(unaudited)	(unaudited)
Pro forma total revenues	$399	$668

Pro forma net loss	$(87)	$(271)

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities. In estimating the fair value of all servicing rights and related liabilities, the impact of the COVID-19 pandemic was considered in the determination of key assumptions.

MSRs and Related Liabilities	June 30, 2020	December 31, 2019
Forward MSRs - fair value	$2,757	$3,496
Reverse MSRs - amortized cost	6	6
Mortgage servicing rights	$2,763	$3,502

Mortgage servicing liabilities - amortized cost	$48	$61

Excess spread financing - fair value	$1,124	$1,311
Mortgage servicing rights financing - fair value	49	37
MSR related liabilities - nonrecourse at fair value	$1,173	$1,348

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage (“forward”) loans for others, either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights of both agency and non-agency loans.

The following table sets forth the activities of forward MSRs:

	Six Months Ended June 30,
Forward MSRs - Fair Value	2020	2019
Fair value - beginning of period	$3,496	$3,665
Additions:
Servicing retained from mortgage loans sold	249	169
Purchases of servicing rights(1)	24	689
Dispositions:
Sales of servicing assets	—	(294)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	(717)	(542)
Other changes in fair value	(295)	(182)
Fair value - end of period	$2,757	$3,505

(1)Purchases of servicing rights during the six months ended June 30, 2019 includes $271 of mortgage servicing rights that were acquired from Pacific Union. See Note 2, Acquisitions, for further discussion. In addition, in January 2019, the Company entered into a subservicing contract for $24 billion in mortgages, which were subsequently purchased in May 2019, resulting in additional $253 servicing rights in the second quarter of 2019.

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company’s continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment. During the six months ended June 30, 2020 and 2019, the Company sold $71 and $22,932 in unpaid principal balance (“UPB”) of forward MSRs, of which none and $20,560 were retained by the Company as subservicer, respectively.

MSRs measured at fair value are primarily segregated between credit sensitive and interest sensitive pools (referred to herein as “acquisition pools”). Credit sensitive pools are primarily impacted by borrower performance under specified repayment terms, which most directly impacts involuntary prepayments and delinquency rates. Interest sensitive pools are primarily impacted by changes in forecasted interest rates, which in turn impact voluntary prepayment speeds. The Company assesses whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition, and no subsequent changes are made. Numerous factors are considered in making this assessment, including loan-to-value ratios, FICO scores, percentage of portfolio previously modified, portfolio seasoning and similar criteria.

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

MSRs measured at fair value are also segregated between investor type into agency and non-agency pools (referred to herein as “investor pools”) based upon contractual servicing agreements with investors at the respective balance sheet date to evaluate the MSR portfolio and fair value of the portfolio.

The following table provides a breakdown of UPB and fair value for the Company’s forward MSRs:

	June 30, 2020		December 31, 2019
Forward MSRs - UPB and fair value breakdown	UPB	Fair Value	UPB	Fair Value
Acquisition Pools
Credit sensitive	$131,105	$1,307	$147,895	$1,613
Interest sensitive	146,870	1,450	148,887	1,883
Total	$277,975	$2,757	$296,782	$3,496

Investor Pools
Agency(1)	$228,680	$2,308	$240,688	$2,944
Non-agency(2)	49,295	449	56,094	552
Total	$277,975	$2,757	$296,782	$3,496

(1)Agency investors primarily consist of government sponsored enterprises (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and the Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”), and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”).
(2)Non-agency investors consist of investors in private-label securitizations.

The Company used the following key weighted-average inputs and assumptions in estimating the fair value of forward MSRs:

Forward MSRs - Key inputs and assumptions	June 30, 2020	December 31, 2019
Total MSR Portfolio
Discount rate	9.5%	9.7%
Prepayment speeds	14.2%	13.1%
Average life	5.3 years	5.8 years

Acquisition Pools:
Credit Sensitive
Discount rate	9.9%	10.4%
Prepayment speeds	12.6%	12.7%
Average life	5.6 years	6.0 years

Interest Sensitive
Discount rate	9.0%	9.1%
Prepayment speeds	15.8%	13.5%
Average life	4.9 years	5.7 years

Investor Pools:
Agency
Discount rate	8.9%	9.0%
Prepayment speeds	14.4%	13.0%
Average life	5.2 years	5.8 years

Non-agency
Discount rate	12.0%	12.6%
Prepayment speeds	13.4%	13.8%
Average life	5.6 years	6.2 years

The following table shows the hypothetical effect on the fair value of the Company’s forward MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Discount Rate		Total Prepayment Speeds
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2020
Mortgage servicing rights	$(104)	$(201)	$(175)	$(335)

December 31, 2019
Mortgage servicing rights	$(127)	$(245)	$(165)	$(317)

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

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
The Company services certain HECM reverse mortgage loans with an unpaid principal balance of $20,758 and $22,725 as of June 30, 2020 and December 31, 2019, respectively. The following table sets forth the activities of reverse MSRs and mortgage servicing liabilities (“MSL”):

	Six Months Ended June 30,
	2020		2019
Reverse MSRs and Liabilities - Amortized Cost	Assets	Liabilities	Assets	Liabilities
Balance - beginning of period	$6	$61	$11	$71
Amortization/accretion	—	(13)	(1)	(28)
Adjustments(1)	—	—	(4)	37
Balance - end of the period	$6	$48	$6	$80
Fair value - end of period	$6	$12	$7	$44

(1)Reverse MSR and MSL net adjustments recorded by the Company during the six months ended June 30, 2019 primarily relate to the fair value adjustments for reverse MSR and MSL assumed from the Merger resulting from the revised cost to service assumption used in the valuation of reverse MSR and MSL during the measurement period.

Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management’s assessment at June 30, 2020, no impairment or increased obligation was needed.

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

The Company used the following weighted-average assumptions in the Company’s valuation of excess spread financing:

Excess Spread Financing Assumptions	June 30, 2020	December 31, 2019
Discount rate	12.0%	11.6%
Prepayment speeds	13.4%	12.6%
Recapture rate	18.7%	20.1%
Average life	5.4 years	5.8 years
The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2020
Excess spread financing	$38	$78	$47	$97

December 31, 2019
Excess spread financing	$46	$95	$46	$96

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

Mortgage Servicing Rights Financing - Fair Value
From December 2013 through June 2014, the Company entered into agreements to sell a contractually specified base servicing fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by third-party investors. The purpose of this transaction was to facilitate the financing of advances for private label mortgages. The Company continues to be the named servicer, and, for accounting purposes, ownership of the MSR resides with the Company. Accordingly, the Company records the MSR and an MSR financing liability associated with this transaction in the consolidated balance sheets. The MSR financing liability reflects the incremental costs of this transaction relative to the market participant assumptions contained in the MSR valuation. The Company had MSR financing liability of $49 and $37 as of June 30, 2020 and December 31, 2019, respectively.

The following table sets forth the weighted-average assumptions used in the valuation of the mortgage servicing rights financing liability:

Mortgage Servicing Rights Financing Assumptions	June 30, 2020	December 31, 2019
Advance financing rates	4.3%	3.5%
Annual advance recovery rates	18.6%	18.8%

Servicing Segment Revenues
The following table sets forth the items comprising total revenues for the Servicing segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenues - Servicing	2020	2019	2020	2019
Contractually specified servicing fees(1)	$285	$307	$582	$588
Other service-related income(1)	62	32	111	82
Incentive and modification income(1)	8	10	18	17
Late fees(1)	20	27	47	52
Reverse servicing fees	7	8	13	17
Mark-to-market adjustments(2)	(261)	(231)	(644)	(524)
Counterparty revenue share(3)	(88)	(70)	(164)	(118)
Amortization, net of accretion(4)	(102)	(56)	(178)	(79)
Total revenues - Servicing	$(69)	$27	$(215)	$35

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues.
(2)Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $3 and $17 for the three months ended June 30, 2020 and 2019 and $13 and $28 for the six months ended June 30, 2020 and 2019, respectively.
(3)Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSR financing arrangements.
(4)Amortization is net of excess spread accretion of $79 and $59 and MSL accretion of $5 and $11 for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, amortization is net of excess spread accretion of $147 and $95 and MSL accretion of $13 and $29, respectively.

4. Advances and Other Receivables, Net

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	June 30, 2020	December 31, 2019
Servicing advances, net of $117 and $131 purchase discount, respectively	$695	$970
Receivables from agencies, investors and prior servicers, net of $21 and $21 purchase discount, respectively	189	193
Reserves	(216)	(175)
Total advances and other receivables, net	$668	$988

The Company, as loan servicer, is contractually responsible to advance funds on behalf of the borrower and investor primarily for loan principal and interest, property taxes and hazard insurance and foreclosure costs. Advances are primarily recovered through reimbursement from the investor, proceeds from sale of loan collateral, mortgage insurance claims or the borrower. Reserves for advances and other receivables on loans liquidated or purchased out of the MSR portfolio are established within advances and other receivables.

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
Reserves for Advances and Other Receivables	2020	2019	2020	2019
Balance - beginning of period	$193	$71	$168	$47
Provision and other additions(1)	29	37	59	67
Write-offs	(6)	(10)	(11)	(16)
Balance - end of period	$216	$98	$216	$98

(1)The Company recorded a provision of $3 and $17 through the MTM adjustments in revenues - service related, net, in the consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively, and $13 and $28 for the six months ended June 30, 2020 and 2019, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

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

As of June 30, 2020, a total of $183 purchase discount has been utilized, with $138 purchase discount remaining.

The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$125	$21	$169	$48
Utilization of purchase discounts	(8)	—	(13)	—
Balance - end of period	$117	$21	$156	$48

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$131	$21	$205	$48
Addition from acquisition	—	—	19	—
Utilization of purchase discounts	(14)	—	(68)	—
Balance - end of period	$117	$21	$156	$48

Credit Loss for Advances and Other Receivables
As described in Note 1, Nature of Business and Basis of Presentation, advances and other receivables are within the scope of ASU 2016-13, and the Company modified its accounting policy regarding its assessment of reserves for credit-related losses in accordance with CECL framework. During the three and six months ended June 30, 2020, the Company increased the CECL reserve by $8 and $14, respectively. As of June 30, 2020, the total CECL reserve was $31, of which $14 and $17 was recorded in reserves and purchase discount for advances and other receivables, respectively.

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

5. Reverse Mortgage Interests, Net

Reverse mortgage interests, net, consists of the following:

Reverse Mortgage Interests, Net	June 30, 2020	December 31, 2019
Participating interests in HECM mortgage-backed securities (“HMBS”)	$3,873	$4,282
Other interests securitized	825	994
Unsecuritized interests	1,138	1,117
Purchase discount, net	(127)	(114)
Total reverse mortgage interests, net	$5,709	$6,279

Participating Interests in HMBS
Participating interests in HMBS consist of the Company’s reverse mortgage interests in HECM loans which have been transferred to GNMA and subsequently securitized through the issuance of HMBS. The Company does not own these loans, but due to HMBS program buyout requirements, such interests are consolidated in Company’s consolidated balance sheets. The Company does not originate reverse mortgages, but during the six months ended June 30, 2020 and 2019, a total of $95 and $149 in UPB associated with new draws on existing loans was transferred to GNMA and securitized by the Company, respectively.

In March 2019, the Company entered into an agreement with Fannie Mae for the transfer of reverse mortgage loans. As a result, $61 was transferred from Fannie Mae and securitized into GNMA HMBS during the six months ended June 30, 2019. There was no such activity during the six months ended June 30, 2020.

Other Interests Securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria primarily because they have reached 98% of their Max Claim Amount (“MCA”), which is established at origination and in accordance with HMBS program guidelines, requiring a repurchase of loans from the respective HMBS trust. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. No such securitizations occurred during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company securitized a total of $398 UPB through Trust 2019-1 and a total of $249 UPB from Trust 2017-2 was called and the related debt was extinguished. The Company sold $20 UPB of Trust 2018-3 during the six months ended June 30, 2019. Refer to Other Nonrecourse Debt in Note 9, Indebtedness for additional information.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consist of the following:

Unsecuritized interests	June 30, 2020	December 31, 2019
Repurchased HECM loans (exceeds 98% MCA)	$804	$789
HECM related receivables(1)	244	250
Funded borrower draws not yet securitized	53	64
Real estate owned (“REO”) related receivables	37	14
Total unsecuritized interests	$1,138	$1,117

(1)HECM related receivables consist primarily of receivables from FNMA for corporate advances and service fees and claims receivables from the U.S. Department of Housing and Urban Development (“HUD”) on reverse mortgage interests.

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the MCA established at origination and in accordance with HMBS program guidelines. These unsecuritized interests are primarily financed through available warehouse lines. The Company repurchased a total of $686 and $1,457 of HECM loans out of GNMA HMBS securitizations during the six months ended June 30, 2020 and 2019, respectively, of which $186 and $371 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively. To the extent a loan is not subject to applicable servicing agreements and assigned to a third party, the loan is either subject to assignment to HUD, per contractual obligations with GNMA, liquidated via a payoff from the borrower or liquidated via a foreclosure according to the terms of the underlying mortgage. The Company assigned a total of $461 and $983 of HECM loans to HUD during the six months ended June 30, 2020 and 2019, respectively.

Purchase Discount, net, for Reverse Mortgage Interests
In connection with the Merger, the Company recorded the acquired reverse mortgage interests at estimated fair value as of the acquisition date, which resulted in a net purchase discount of $256 associated with financial and operational losses on reverse mortgage interests associated with servicing the loans through foreclosure and collateral liquidation. The premium and discount are amortized and accreted, respectively, based on the effective yield method, whereby the Company updates its prepayment assumptions for actual prepayments on a quarterly basis. Consistent with the Company’s accounting policy, the Company calculates reserve requirements on the reverse mortgage interest portfolio each reporting period and compares such calculated reserve requirements against the remaining net purchase discount. If the calculated reserve requirements exceed the remaining net purchase discount, the Company will record an additional reserve and associated provision to general and administrative expense. No additional reserves were required to be recorded as of June 30, 2020.

The following table sets forth the activities of the purchase discounts, net, for reverse mortgage interests:

	Three Months Ended June 30,		Six Months Ended June 30,
Purchase discount, net, for reverse mortgage interests(1)	2020	2019	2020	2019
Balance - beginning of period	$(129)	$(171)	$(114)	$(164)
Adjustments(2)	—	—	—	(24)
Utilization of purchase discounts(3)	9	12	19	40
Amortization, net of accretion	(7)	(4)	(32)	(15)
Balance - end of period	$(127)	$(163)	$(127)	$(163)

(1)Net position as certain items are in a premium/(discount) position, based on the characteristics of underlying tranches of loans.
(2)Adjustments during the six months ended June 30, 2019 due to revised cost to service assumption utilized in the valuation of reverse mortgage assets and liabilities acquired from the Merger.
(3)Utilization of purchase discounts on liquidated loans, for which the remaining receivable was written-off.

Credit Loss for Reverse Mortgage Interests
As described in Note 1, Nature of Business and Basis of Presentation, reverse mortgage interests are within the scope of ASU 2016-13, requiring an assessment of reserves regarding credit-related losses in accordance with the CECL framework. Upon applying ASU 2016-13, the Company determined that credit-related losses are immaterial given the government insured nature of the HECM loan product. Any expected credit-related losses are contemplated in the Company’s existing reserve methodology due to the nature of this financial instrument. Accordingly, no cumulative effect adjustment was required upon adoption of ASU 2016-13 on January 1, 2020 and no additional CECL reserve was recorded as of June 30, 2020.

The credit-risk characteristics of reverse mortgage interests do not vary with time as the financial instruments have no contractual life or financial profile as the primary counterparty is the government agency insuring the loans.

Reverse Mortgage Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans, in accordance with FHA guidelines. Total interest earned on the Company’s reverse mortgage interests was $55 and $85 for the three months ended June 30, 2020 and 2019, respectively, and $117 and $167 for the six months ended June 30, 2020 and 2019, respectively.

6. Mortgage Loans Held for Sale

The Company maintains a strategy of originating and purchasing residential mortgage loan products primarily for the purpose of selling to GSEs or other third-party investors in the secondary market on a servicing-retained basis. The Company purchases closed loans through its correspondent channel and assists customers currently in the Company’s servicing portfolio with refinancing of loans or new home purchases through its direct-to-consumer channel. Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	June 30, 2020	December 31, 2019
Mortgage loans held for sale – UPB	$3,033	$3,949
Mark-to-market adjustment(1)	146	128
Total mortgage loans held for sale	$3,179	$4,077

(1)The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Six Months Ended June 30,
Mortgage Loans Held for Sale	2020	2019
Balance - beginning of period	$4,077	$1,631
Loans sold	(26,149)	(15,203)
Mortgage loans originated and purchased, net of fees	23,110	16,263
Repurchase of loans out of Ginnie Mae securitizations	2,092	715
Changes in fair value	42	16
Net transfers of mortgage loans held for sale(1)	7	—
Balance - end of period	$3,179	$3,422

(1)Amount reflects transfers to other assets for loans transitioning into REO status and transfers to advances and other receivables, net, for claims made on certain government insurance mortgage loans. Transfers out are net of transfers in upon receipt of proceeds from an REO sale or claim filing.

For the six months ended June 30, 2020 and 2019, the Company received proceeds of $26,606 and $15,422, respectively, on the sale of mortgage loans held for sale, resulting in gains of $457 and $219, respectively.

The Company has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including having not received borrower payments for greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased in connection with loan modifications and loan resolution activity, with the intent to re-pool into new Ginnie Mae securitizations upon re-performance of the loan or to otherwise sell to third-party investors. Therefore, these loans are classified as held for sale.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as interest income in the consolidated statements of operations.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	June 30, 2020		December 31, 2019
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$35	$25	$29	$22

(1)Non-accrual UPB includes $27 and $25 of UPB related to Ginnie Mae repurchased loans as of June 30, 2020 and December 31, 2019, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $21 and $21 as of June 30, 2020 and December 31, 2019, respectively.

7. Other Assets

Other assets consist of the following:

Other assets	June 30, 2020	December 31, 2019
Loans subject to repurchase right from Ginnie Mae	$1,171	$560
Derivative financial instruments	391	153
Trade receivables and accrued revenues	133	126
Goodwill	120	120
Operating lease right-of-use assets	108	121
Intangible assets	54	74
Other	197	236
Total other assets	$2,174	$1,390

Loans Subject to Repurchase Right from Ginnie Mae
Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. Loans subject to repurchase from Ginnie Mae as of June 30, 2020 include $818 loans in forbearance related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) whereby no payments have been received from borrowers for greater than 90 days.

Derivative Financial Instruments
See Note 8, Derivative Financial Instruments, for further details on derivative financial instruments.

Trade Receivables and Accrued Revenues
Trade receivables and accrued revenues are primarily comprised of trade receivables and service fees earned but not received based upon the terms of the Company’s servicing and subservicing agreements. As described in Note 1, Nature of Business and Basis of Presentation, certain trade receivables and accrued revenues included in other assets are within the scope of ASU 2016-13, requiring an assessment of CECL losses. As of June 30, 2020, the total CECL reserve was $4.

The credit-risk characteristics of trade receivables included in other assets and within the scope of ASU 2016-13 do not change with time as they are primarily short-term in nature. However, the Company does monitor the financial status of customers to determine if any specific loss considerations are required.
Goodwill and Intangible Assets
In 2019, the Company recorded goodwill and intangible assets of $40 and $13, respectively, in connection with the acquisition of Pacific Union. See further discussion in Note 2, Acquisitions. The Company recorded a $4 impairment of technology intangible assets within Corporate/Other segment during the six months ended June 30, 2020 in connection with an ancillary business. The impairment charges were included in the general and administrative expenses in the consolidated statements of operations. There was no impairment expense for intangible assets during the six months ended June 30, 2019.

Operating Lease Right-of-Use (“ROU”) Assets
Operating lease ROU assets represent the Company’s right to use an underlying leased asset during the lease term.

Other
Other primarily includes prepaid expenses, margin call deposits, REO, tax receivables, receivables related to recent loan transfers and various receivables due from investors. REO includes $6 and $11 of REO-related receivables with government insurance as of June 30, 2020 and December 31, 2019, respectively, limiting loss exposure to the Company.

8. Derivative Financial Instruments

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

Associated with the Company’s derivatives are $23 and $6 in collateral deposits on derivative instruments recorded in other assets on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the consolidated balance sheets.

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments:

		June 30, 2020		Six Months Ended June 30, 2020
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2020	$1,673	$81	$48
Derivative financial instruments
IRLCs	2020	9,227	370	235
LPCs	2020	1,823	18	6
Forward MBS trades	2020	1,239	3	(3)
Eurodollar futures	2020-2021	6	—	—
Total derivative financial instruments - assets		$12,295	$391	$238
Liabilities
Derivative financial instruments
LPCs	2020	$55	$—	$(2)
Forward MBS trades	2020	10,119	50	37
Eurodollar futures	2020-2021	5	—	—
Total derivative financial instruments - liabilities		$10,179	$50	$35

		June 30, 2019		Six Months Ended June 30, 2019
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2019	$1,659	$47	$21
Derivative financial instruments
IRLCs	2019	3,649	110	51
LPCs	2019	1,327	17	15
Forward MBS trades	2019	762	1	(1)
Eurodollar futures	2019-2021	8	—	—
Total derivative financial instruments - assets		$5,746	$128	$65
Liabilities
Derivative financial instruments
IRLCs	2019	$4	$—	$—
LPCs	2019	212	1	1
Forward MBS trades	2019	4,932	30	6
Eurodollar futures	2019-2021	12	—	—
Total derivative financial instruments - liabilities		$5,160	$31	$7

9. Indebtedness

Notes Payable

					June 30, 2020		December 31, 2019
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$875 advance facility(1)	CP+2.5% to 6.5%	April 2021	Servicing advance receivables	$875	$193	$220	$37	$88
$425 advance facility(2)	LIBOR+2.8% to 6.5%	October 2021	Servicing advance receivables	425	211	273	224	285
$250 advance facility(3)	LIBOR+1.5% to 2.6%	December 2020	Servicing advance receivables	250	—	—	98	167
$200 advance facility	LIBOR+2.5%	January 2021	Servicing advance receivables	200	76	106	63	125
Advance facilities principal amount					480	$599	422	$665
Unamortized debt issuance costs					(5)		—
Advance facilities, net					$475		$422

(1)The capacity amount for this advance facility increased from $125 to $875 in April 2020.
(2)The capacity amount for this advance facility increased from $325 to $425 in April 2020.
(3)This advance facility was terminated and transferred to another advance facility in April 2020.

					June 30, 2020		December 31, 2019
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral pledged	Outstanding	Collateral pledged
$1,500 warehouse facility	LIBOR+1.7%	June 2021	Mortgage loans or MBS	$1,500	$669	$637	$759	$733
$1,200 warehouse facility	LIBOR+1.5% to 3.0%	November 2020	Mortgage loans or MBS	1,200	568	606	683	724
$800 warehouse facility(1)	LIBOR+2.1% to 3.8%	April 2021	Mortgage loans or MBS	800	642	700	589	656
$750 warehouse facility	LIBOR+1.4% to 2.8%	September 2020	Mortgage loans or MBS	750	572	583	411	425
$700 warehouse facility	LIBOR+1.3% to 2.2%	November 2020	Mortgage loans or MBS	700	624	644	469	488
$600 warehouse facility	LIBOR+2.2%	February 2021	Mortgage loans or MBS	600	233	278	174	202
$500 warehouse facility	LIBOR+2.5% to 4.0%	May 2021	Mortgage loans or MBS	500	—	1	336	349
$250 warehouse facility(2)	LIBOR+1.4% to 2.3%	September 2020	Mortgage loans or MBS	250	—	—	762	783
$200 warehouse facility	LIBOR+1.4%	January 2021	Mortgage loans or MBS	200	175	175	136	136
$200 warehouse facility	LIBOR+2.5%	May 2021	Mortgage loans or MBS	200	50	74	54	78
$200 warehouse facility	LIBOR+1.8%	April 2021	Mortgage loans or MBS	200	19	19	27	27
$200 warehouse facility	LIBOR+1.3%	October 2020	Mortgage loans or MBS	200	—	—	—	—
$50 warehouse facility	LIBOR+1.8% to 4.8%	April 2021	Mortgage loans or MBS	50	31	36	11	15
$40 warehouse facility	LIBOR+3.3%	September 2020	Mortgage loans or MBS	40	4	4	5	6
Warehouse facilities principal amount					3,587	3,757	4,416	4,622
MSR Facility
$450 warehouse facility(3)	LIBOR+5.1%	May 2021	MSR	450	300	628	150	945
$400 warehouse facility	LIBOR+2.3%	December 2020	MSR	400	75	176	—	200
$150 warehouse facility(1)	LIBOR+3.8%	April 2021	MSR	150	40	117	—	130
$50 warehouse facility	LIBOR+2.8%	August 2020	MSR	50	30	87	10	84
MSR facilities principal amount					445	1,008	160	1,359
Warehouse and MSR facilities principal amount					4,032	$4,765	4,576	$5,981
Unamortized debt issuance costs					(1)		(1)
Warehouse facilities, net					$4,031		$4,575

Pledged Collateral:
Mortgage loans held for sale					$2,963	$3,016	$3,826	$3,931
Reverse mortgage interests					624	741	590	691
MSR					445	1,008	160	1,359

(1)Total capacity amount for this facility is $800 of which $150 is a sublimit for MSR financing.
(2)The capacity amount for this warehouse facility decreased from $1,000 to $250 in May 2020.
(3)The capacity amount for this MSR facility increased from $400 to $450 in May 2020.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured senior notes	June 30, 2020	December 31, 2019
$950 face value, 8.125% interest rate payable semi-annually, due July 2023	$950	$950
$750 face value, 9.125% interest rate payable semi-annually, due July 2026	750	750
$600 face value, 6.000% interest rate payable semi-annually, due January 2027(1)	600	—
$600 face value, 6.500% interest rate payable semi-annually, due July 2021(2)	—	492
$300 face value, 6.500% interest rate payable semi-annually, due June 2022(2)	—	206
Unsecured senior notes principal amount	2,300	2,398
Unamortized debt issuance costs, premium and discount	(39)	(32)
Unsecured senior notes, net	$2,261	$2,366

(1)On January 16, 2020, the Company completed an offering of $600 aggregate principal amount of 6.000% Senior Notes due 2027 (the “2027 Notes”).
(2)This note was redeemed in full on February 15, 2020 using the net proceeds of the 2027 Notes offering, together with cash on hand.

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

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company repaid $100 in principal of outstanding notes. Additionally, the Company redeemed $598 in principal of outstanding notes during the six months ended June 30, 2020, resulting in a gain of $1. No notes were repurchased or redeemed during the three and six months ended June 30, 2019.

As of June 30, 2020, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2020	$—
2021	—
2022	—
2023	950
2024	—
Thereafter	1,350
Total unsecured senior notes principal amount	$2,300

Other Nonrecourse Debt
Other nonrecourse debt consists of the following:

					June 30, 2020	December 31, 2019
Other nonrecourse debt	Issue Date	Maturity Date	Class of Note	Collateral Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	—	$—	$3,875	$4,284
Securitization of nonperforming HECM loans
Trust 2019-2	November 2019	November 2029	A, M1, M2, M3, M4, M5	287	274	333
Trust 2019-1	June 2019	June 2029	A, M1, M2, M3, M4, M5	264	244	302
Trust 2018-3	November 2018	November 2028	A, M1, M2, M3, M4, M5	200	179	209
Trust 2018-2	July 2018	July 2028	A, M1, M2, M3, M4, M5	149	127	148
Other nonrecourse debt principal amount					4,699	5,276
Unamortized debt issuance costs, premium and discount					8	10
Other nonrecourse debt, net					$4,707	$5,286

(1)Amounts represent the Company’s participating interest in GNMA HMBS securitized portfolios.

Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Company issues HMBS in connection with the securitization of borrower draws and accrues interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a “participating interest”) in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 0.6% to 5.6%.

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

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of June 30, 2020.

10. Payables and Other Liabilities

Payables and other liabilities consist of the following:

Payables and other liabilities	June 30, 2020	December 31, 2019
Loans subject to repurchase right from Ginnie Mae	$1,171	$560
Payables to servicing and subservicing investors	345	423
Payable to GSEs and securitized trusts	129	182
Operating lease liabilities	121	135
Derivative financial instruments	50	15
Other liabilities	644	701
Total payables and other liabilities	$2,460	$2,016

Loans Subject to Repurchase Right from Ginnie Mae
See Note 7, Other Assets, for a description of assets and liabilities related to loans subject to repurchase right from Ginnie Mae. Loans subject to repurchase from Ginnie Mae as of June 30, 2020 include $818 loans in forbearance related to the CARES Act whereby no payments have been received from borrowers for greater than 90 days.

Payables to Servicing and Subservicing Investors and Payables to GSEs and Securitized Trusts
Payables to servicing and subservicing investors, GSEs and securitized trusts represent amounts due to investors, GSEs and securitized trusts in connection with loans serviced that are paid from collections of the underlying loans, insurance proceeds or proceeds from property disposal.

Derivative Financial Instruments
See Note 8, Derivative Financial Instruments, for further details on derivative financial instruments.

Operating Lease Liabilities
Operating lease liabilities represent the Company’s obligation to make lease payments arising from a lease, measured on a discount basis.

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

The following table sets forth the activities of the repurchase reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
Repurchase Reserves	2020	2019	2020	2019
Balance - beginning of period	$29	$16	$25	$8
Provisions	4	8	9	16
Releases	(4)	(1)	(5)	(1)
Balance - end of period	$29	$23	$29	$23

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of loans underwritten prior to the mortgage loan crisis period prior to 2008. The Company believes its reserve balance as of June 30, 2020 is sufficient to cover loss exposure associated with repurchase contingencies.

11. Securitizations and Financings

Variable Interest Entities (VIEs)
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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s consolidated financial statements is presented below:

	June 30, 2020		December 31, 2019
Consolidated transactions with VIEs	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$95	$27	$66	$42
Reverse mortgage interests, net(1)	—	4,639	—	5,230
Advances and other receivables, net	492	—	540	—
Total assets	$587	$4,666	$606	$5,272

Liabilities
Advance facilities(2)	$399	$—	$359	$—
Payables and other liabilities	1	1	1	1
Participating interest financing	—	3,875	—	4,284
HECM Securitizations (HMBS)
Trust 2019-2	—	274	—	333
Trust 2019-1	—	244	—	302
Trust 2018-3	—	179	—	209
Trust 2018-2	—	127	—	148
Total liabilities	$400	$4,700	$360	$5,277

(1)Amounts include net purchase discount of $59 and $46 as of June 30, 2020 and December 31, 2019, respectively.
(2)Amounts include the Nationstar agency advance financing facility and notes payable recorded by the Nationstar Mortgage Advance Receivable Trust, and the Nationstar Agency Advance Receivables Trust. Refer to Notes Payable in Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated securitization trusts	June 30, 2020	December 31, 2019
Total collateral balances - UPB	$1,422	$1,503
Total certificate balances	$1,421	$1,512

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of June 30, 2020 and December 31, 2019 and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	June 30, 2020	December 31, 2019
Unconsolidated securitization trusts	$239	$193

12. Earnings Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of earnings per share	2020	2019	2020	2019
Net income (loss) attributable to Mr. Cooper	$73	$(87)	$(95)	$(273)
Less: Undistributed earnings attributable to participating stockholders	1	—	—	—
Net income (loss) attributable to common stockholders	$72	$(87)	$(95)	$(273)

Net income (loss) per common share attributable to Mr. Cooper:
Basic	$0.78	$(0.96)	$(1.04)	$(3.00)
Diluted	$0.77	$(0.96)	$(1.04)	$(3.00)

Weighted average shares of common stock outstanding (in thousands):
Basic	91,997	91,054	91,691	90,978
Dilutive effect of stock awards(1)	176	—	—	—
Dilutive effect of participating securities(1)	839	—	—	—
Diluted	93,012	91,054	91,691	90,978

(1)For periods with net loss, the Company excluded potential common shares from the computation of diluted EPS because inclusion would be antidilutive.

13. Income Taxes

The following table sets forth the computation of the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) before income tax expense (benefit)	$110	$(117)	$(129)	$(350)

Income tax expense (benefit)	$37	$(29)	$(31)	$(76)

Effective tax rate(1)	33.4%	24.6%	24.1%	21.7%

(1)Effective tax rate is calculated using whole numbers.

For the three and six months ended June 30, 2020, the effective tax rate differed from the statutory federal rate of 21% primarily due to state income taxes, as well as unfavorable permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m). The effective tax rate increased in the three and six months ended June 30, 2020, as compared to the same periods in 2019, primarily attributable to the increased relative unfavorable tax impacts of the permanent differences on the annual effective rate.

For the three and six months ended June 30, 2019, the effective tax rate differed from the statutory federal rate of 21% primarily due to permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m) and nondeductible meals and entertainment expenses, as well as other recurring items such as the state tax benefit.

14. Fair Value Measurements

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

Mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate and credit quality. Mortgage loans held for sale are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures.

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

Derivative Financial Instruments (Level 3 and Level 2) – The Company enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. Derivative instruments utilized by the Company primarily include IRLCs, LPCs, forward MBS trades, Eurodollar and Treasury futures and interest rate swap agreements.

During the three months ended June 30, 2020, the Company changed the fair value classification of its IRLCs and LPCs derivatives from Level 2 to Level 3. IRLCs and LPCs are carried at fair value primarily based on secondary market prices for underlying mortgage loans, which is observable data, with adjustments made to such observable data for the inherent value of servicing, which is an unobservable input. The fair value is also subject to adjustments for the estimated pull-through rate. The impact of the unobservable input to the overall valuation of IRLCs and LPCs was previously much less significant, resulting in a classification of Level 2 in the fair value hierarchy as of December 31, 2019. During the three months ended June 30,2020, market interest rates continued to decline and fell to record lows, which drove an increase in the volume of the Company’s IRLCs and LPCs and increased the impact of the unobservable input on the overall valuation of IRLCs and LPCs. Such increased impact of the unobservable input on the overall valuation resulted in a classification of Level 3 in the fair value hierarchy as of June 30, 2020.

For other derivatives, they are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, the Company classifies these contracts as Level 2 in the fair value disclosure.

Derivative financial instruments are recorded in other assets and payables and other liabilities within the consolidated balance sheets. See Note 9, Derivative Financial Instruments, for more information.

Advance Facilities and Warehouse Facilities (Level 2) – As the underlying warehouse and advance finance facilities bear interest at a rate that is periodically adjusted based on a market index, the carrying amount reported at amortized cost on the consolidated balance sheets approximates fair value. See Note 9, Indebtedness, for more information.

Unsecured Senior Notes (Level 1) – The fair value of unsecured senior notes, which are carried at amortized cost, is based on quoted market prices and is considered Level 1 from the market observable inputs used to determine fair value. See Note 9, Indebtedness, for more information.

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

Participating Interest Financing (Level 3) – The Company estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating that of similar financial instruments. As the prices are derived from both internal models and other observable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. Participating interest financing is recorded in other nonrecourse debt within the consolidated balance sheets. See Note 5, Reverse Mortgage Interests, Net, and Note 9, Indebtedness, for more information.

HECM Securitizations (Level 3) – The Company estimates fair value using a market approach by utilizing the fair value of executed HECM securitizations. Since the executed HECM securitizations are private placements, the Company classifies these valuations as Level 3 in the fair value disclosures. HECM securitizations are recorded at amortized cost in other nonrecourse debt within the consolidated balance sheets. See Note 9, Indebtedness, for more information.

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
		Recurring Fair Value Measurements
Fair value - Recurring basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$3,179	$—	$3,179	$—
Forward mortgage servicing rights	2,757	—	—	2,757
Derivative financial instruments
IRLCs	370	—	—	370
Forward MBS trades	3	—	3	—
LPCs	18	—	—	18
Total assets	$6,327	$—	$3,182	$3,145
Liabilities
Derivative financial instruments
Forward MBS trades	$50	$—	$50	$—
Mortgage servicing rights financing	49	—	—	49
Excess spread financing	1,124	—	—	1,124
Total liabilities	$1,223	$—	$50	$1,173

	December 31, 2019
		Recurring Fair Value Measurements
Fair value - Recurring basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$4,077	$—	$4,077	$—
Forward mortgage servicing rights	3,496	—	—	3,496
Derivative financial instruments
IRLCs	135	—	135	—
Forward MBS trades	7	—	7	—
LPCs	12	—	12	—
Total assets	$7,727	$—	$4,231	$3,496
Liabilities
Derivative financial instruments
Forward MBS trades	$12	$—	$12	$—
LPCs	3	—	3	—
Mortgage servicing rights financing	37	—	—	37
Excess spread financing	1,311	—	—	1,311
Total liabilities	$1,363	$—	$15	$1,348

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Six Months Ended June 30, 2020
	Assets		Liabilities
Fair value - Level 3 assets and liabilities	Forward mortgage servicing rights	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,496	$135	$1,311	$37
Total gains or losses included in earnings	(1,012)	235	(101)	12
Purchases, issuances, sales, repayments and settlements
Purchases	24	—	—	—
Issuances	249	—	24	—
Settlements and repayments	—	—	(110)	—
Balance - end of period	$2,757	$370	$1,124	$49

	Six Months Ended June 30, 2019
	Assets	Liabilities
Fair value - Level 3 assets and liabilities	Forward mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,665	$1,184	$32
Total gains or losses included in earnings	(724)	(74)	11
Purchases, issuances, sales, repayments and settlements
Purchases	689	—	—
Issuances	169	438	—
Sales	(294)	—	—
Settlements and repayments	—	(119)	—
Balance - end of period	$3,505	$1,429	$43

As of June 30, 2020 and December 31, 2019, the Company had no mortgage loans held for investment as the related portfolio was sold in September 2019. During the six months ended June 30, 2019, the Company had an immaterial change in mortgage loans held for investment.

As of June 30, 2020 and December 31, 2019, the Company had LPCs assets of $18 and $12, respectively. The Company had less than $1 LPCs liabilities as of June 30, 2020 and LPCs liabilities of $3 as of December 31, 2019. During the six months ended June 30, 2020, the Company had an immaterial change in LPCs assets and liabilities.

No transfers were made in or out of Level 3 fair value assets and liabilities for the Company for the six months ended June 30, 2020 and 2019, with the exception of the change in classification for IRLCs of $370 and LPCs of $18 from Level 2 fair value assets to Level 3 fair value assets during the three months ended June 30, 2020.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments:

	June 30, 2020
	Carrying Amount	Fair Value
Financial instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$1,041	$1,041	$—	$—
Restricted cash	260	260	—	—
Advances and other receivables, net	668	—	—	668
Reverse mortgage interests, net	5,709	—	—	5,736
Mortgage loans held for sale	3,179	—	3,179	—
Derivative financial instruments	391	—	3	388
Financial liabilities
Unsecured senior notes(1)	2,261	2,307	—	—
Advance facilities(1)	475	—	475	—
Warehouse facilities(1)	4,031	—	4,031	—
Mortgage servicing rights financing liability	49	—	—	49
Excess spread financing	1,124	—	—	1,124
Derivative financial instruments	50	—	50	—
Participating interest financing(1)	3,886	—	—	3,857
HECM Securitization (HMBS)(1)
Trust 2019-2	272	—	—	272
Trust 2019-1	243	—	—	243
Trust 2018-3	179	—	—	179
Trust 2018-2	127	—	—	127

(1)The amounts are presented net of unamortized debt issuance costs, premium and discount.

	December 31, 2019
	Carrying Amount	Fair Value
Financial instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$329	$329	$—	$—
Restricted cash	283	283	—	—
Advances and other receivables, net	988	—	—	988
Reverse mortgage interests, net	6,279	—	—	6,318
Mortgage loans held for sale	4,077	—	4,077	—
Derivative financial instruments	153	—	153	—
Financial liabilities
Unsecured senior notes(1)	2,366	2,505	—	—
Advance facilities(1)	422	—	422	—
Warehouse facilities(1)	4,575	—	4,575	—
Mortgage servicing rights financing liability	37	—	—	37
Excess spread financing	1,311	—	—	1,311
Derivative financial instruments	15	—	15	—
Participating interest financing(1)	4,299	—	—	4,299
HECM Securitization (HMBS)(1)
Trust 2019-2	331	—	—	331
Trust 2019-1	300	—	—	300
Trust 2018-3	208	—	—	208
Trust 2018-2	148	—	—	148

(1)The amounts are presented net of unamortized debt issuance costs, premium and discount.

15. Capital Requirements

Certain of the Company’s secondary market investors require minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of June 30, 2020, the Company was in compliance with its selling and servicing capital requirements.

16. Commitments and Contingencies

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

The Company’s business is also subject to extensive examinations, investigations and reviews by various federal, state and local governmental, regulatory and enforcement agencies. The Company has historically had a number of open investigations with these agencies and that trend continues. The Company is currently the subject of various governmental or regulatory investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices, its financial reporting and other aspects of its businesses. These matters include investigations by the Consumer Financial Protection Bureau (the “CFPB”), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the Office of the Special Inspector General for the Troubled Asset Relief Program, the U.S. Department of Housing and Urban Development, the multi-state committee of mortgage banking regulators and various State Attorneys General. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements, and possibly result in remedies including fines, penalties, restitution, or alterations in the Company’s business practices, and additional expenses and collateral costs. The Company is cooperating fully in these matters. Responding to these matters requires the Company to devote substantial resources, resulting in higher costs and lower net cash flows. Adverse results in any of these matters could further increase the Company’s operating expenses and reduce its revenues, require it to change business practices and limit its ability to grow and otherwise materially and adversely affect its business, reputation, financial condition or results of operation.

In particular, as previously disclosed, the Company continues to progress towards resolution of certain legacy regulatory matters with (i) the CFPB, (ii) the multi-state committee of mortgage banking regulators and various State Attorneys General and (iii) the Executive Office of the United States Trustee, all of which involve examination findings in prior years for alleged violations of certain laws related to the Company’s business practices. The Company believes that it has reached a settlement in principle to resolve these matters with each of these parties. Accordingly, the Company has recorded an additional accrual during the three months ended June 30, 2020 in addition to amounts previously accrued and believes that it has fully accrued for these matters.

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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company, which includes legal settlements and the fees paid to external legal service providers, of $12 and $27 for the three and six months ended June 30, 2020, respectively and $21 and $32 for the three and six months ended June 30, 2019, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $2 to $18 in excess of the accrued liability (if any) related to those matters as of June 30, 2020. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables and reverse mortgage interests represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of June 30, 2020, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

Loan and Other Commitments
The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. The Company also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value. See Note 8, Derivative Financial Instruments, for more information.

The Company had certain reverse MSRs, reverse MSLs and reverse mortgage loans related to approximately $20,758 and $22,725 of UPB in reverse mortgage loans as of June 30, 2020 and December 31, 2019, respectively. As a servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers’ draws to the loan customers as required in accordance with the loan agreement. As of June 30, 2020 and December 31, 2019, the Company’s maximum unfunded advance obligation to fund borrower draws related to these reverse MSRs and loans was approximately $2,408 and $2,617, respectively. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

17. Business Segment Reporting

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

In the second quarter of 2020, the Company updated its presentation of segment assets to be aligned with a change in the reporting package provided to the Chief Operating Decision Maker. The presentation change had no impact on the segments' operations. Assets allocated to the Servicing segment include MSRs; advances and other receivables, except for co-issue MSR holdback; Servicing related mortgage loans held for sale; and other assets including property, plant and equipment, lease-related assets, prepaid assets, and goodwill. Assets allocated to Originations segment include co-issue MSR holdback in advances and other receivables; Originations related mortgage loans held for sale; derivative assets; and other assets including property, plant and equipment, lease-related assets, prepaid assets, and goodwill. Assets allocated to the Xome segment include cash and cash equivalents; tax-related assets; receivables; and other assets including property, plant and equipment, lease-related assets, prepaid assets, goodwill, and other intangible assets. All assets that are not specifically identified or allocated to a reporting segment are reported as part of Corporate/Other segment, and include cash and cash equivalents; tax-related assets; and intangibles assets excluding goodwill and assets allocated to Xome. Eliminations are also included in Corporate/Other segment. Prior year financial information has been adjusted retrospectively to reflect the updated presentation.

The following tables present financial information by segment:

	Three Months Ended June 30, 2020
Financial information by segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$(114)	$21	$106	$(1)	$12
Net gain on mortgage loans held for sale	45	573	—	—	618
Total revenues	(69)	594	106	(1)	630
Total expenses	122	167	95	35	419
Interest income	57	19	—	—	76
Interest expense	(117)	(13)	—	(47)	(177)
Other income (expenses), net	—	—	1	(1)	—
Total other (expenses) income, net	(60)	6	1	(48)	(101)
(Loss) income before income tax (benefit) expense	$(251)	$433	$12	$(84)	$110
Depreciation and amortization for property and equipment and intangible assets	$5	$4	$3	$6	$18
Total assets	$10,736	$3,592	$135	$2,837	$17,300

	Three Months Ended June 30, 2019
Financial information by segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$9	$20	$108	$—	$137
Net gain on mortgage loans held for sale	18	244	—	—	262
Total revenues	27	264	108	—	399
Total expenses	189	145	101	57	492
Interest income	136	23	—	3	162
Interest expense	(109)	(25)	—	(53)	(187)
Other income, net	—	1	—	—	1
Total other income (expenses), net	27	(1)	—	(50)	(24)
(Loss) income before income tax (benefit) expense	$(135)	$118	$7	$(107)	$(117)
Depreciation and amortization for property and equipment and intangible assets	$4	$6	$3	$11	$24
Total assets	$12,906	$3,462	$112	$1,925	$18,405

	Six Months Ended June 30, 2020
Financial information by segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$(294)	$41	$212	$—	$(41)
Net gain on mortgage loans held for sale	79	870	—	—	949
Total revenues	(215)	911	212	—	908
Total expenses	271	333	191	68	863
Interest income	140	53	—	1	194
Interest expense	(230)	(40)	—	(99)	(369)
Other income (expense), net	—	—	2	(1)	1
Total other (expenses) income, net	(90)	13	2	(99)	(174)
(Loss) income before income tax (benefit) expense	$(576)	$591	$23	$(167)	$(129)
Depreciation and amortization for property and equipment and intangible assets	$8	$7	$6	$16	$37
Total assets	$10,736	$3,592	$135	$2,837	$17,300

	Six Months Ended June 30, 2019
Financial information by segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$(18)	$35	$204	$—	$221
Net gain on mortgage loans held for sale	53	375	—	—	428
Total revenues	35	410	204	—	649
Total expenses	384	249	200	102	935
Interest income	251	40	—	5	296
Interest expense	(223)	(43)	—	(110)	(376)
Other income, net	—	5	11	—	16
Total other income (expenses), net	28	2	11	(105)	(64)
(Loss) income before income tax (benefit) expense	$(321)	$163	$15	$(207)	$(350)
Depreciation and amortization for property and equipment and intangible assets	$8	$9	$7	$21	$45
Total assets	$12,906	$3,462	$112	$1,925	$18,405

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

A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•the severity and duration of the COVID-19 pandemic; the pandemic’s impact on the U.S. and global economies; and federal, state and local governmental responses to the pandemic
•our ability to maintain or grow the size of our servicing portfolio;
•our ability to maintain or grow our originations volume and profitability;
•our ability to recapture voluntary prepayments related to our existing servicing portfolio;
•our shift in the mix of our servicing portfolio to subservicing, which is highly concentrated;
•delays in our ability to collect or be reimbursed for servicing advances;
•our ability to obtain sufficient liquidity and capital to operate our business;
•changes in prevailing interest rates;
•our ability to finance and recover costs of our reverse servicing operations;
•our ability to successfully implement our strategic initiatives;
•our ability to realize anticipated benefits of our previous acquisitions;
•our ability to use net operating loss carryforwards and other tax attributes;
•changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;
•Xome’s ability to compete in highly competitive markets;
•our ability to pay down debt;
•our ability to manage legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs;
•our ability to prevent cyber intrusions and mitigate cyber risks; and
•our ability to maintain our licenses and other regulatory approvals.

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Risk Factor and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on these and other risk factors affecting us.

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

We have provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, at the end of the MD&A section.

Overview

We are a leading servicer and originator of residential mortgage loans, and a provider of real estate services through our Xome subsidiary. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2006 to $596 billion as of June 30, 2020. We believe this track record reflects our strong operating capabilities, which include a proprietary low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology. More information on the Company is available at investors.mrcoopergroup.com. Information contained on our website is not, and should not be deemed to be, a part of this report.

Our strategy is to position the Company for sustainable long-term growth, drive improved efficiency and profitability, and generate a return on tangible equity of 12% or higher. Key strategic priorities include the following:

•Strengthen our balance sheet by reducing leverage, building liquidity, and managing interest rate and credit risk;
•Improve efficiency by driving continuous improvement in unit costs for Servicing, Originations, and Xome, as well as by taking corporate actions to eliminate costs throughout the organizations
•Grow and strengthen our customer base in each of our segments
•Reinvent the customer experience by acting as the customer’s advocate and by harnessing technology to deliver user-friendly digital solutions
•Sustain the talent of our people and the culture of our organization
•Maintain strong relationships with agencies, investors, regulators, and other counterparties and a strong reputation for compliance and customer service.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic introduces unprecedented uncertainty in the economy, including the risk of a significant employment shock and recessionary conditions, with implications for the health and safety of our employees, borrower delinquency rates, servicing advances, origination volumes, the availability of financing, and our overall profitability and liquidity. We have taken aggressive steps to address these risks, including moving in excess of 95% of our staff to work-from-home status as well as implementing other practices for mitigating the risk of the pandemic, including restrictions on non-essential travel and face-to-face meetings and enhanced sanitization of our facilities. We have also implemented the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which makes available forbearance plans for up to one year for borrowers under government and government agency mortgage programs, which we have extended to borrowers in our private label mortgage servicing portfolio. As of July 27, 2020, approximately 197,000 or 5.9% of our customers were on a forbearance plan, down from a peak of 7.1% at the end of June 2020. The numbers are subsequently falling as we have the first tranche of borrowers rolling off of 90-day plans, either because they remained current all the way through, or because they no longer desire to defer payments and elected to come off. We include loans in forbearance related to the CARES Act, whereby no payments have been received from borrowers for greater than 90 days, in loans subject to repurchase right from Ginnie Mae in other assets and payables and other liabilities on a gross basis. The balance was $818 as of June 30, 2020 and is expected to continue to increase during the third quarter.

Depending on how long the pandemic continues to disrupt the economy and employment, our Servicing segment could experience a cost-to-service increase as we deal with higher delinquencies and foreclosures. We expect servicing costs to be moderately elevated for loans on forbearance, however investor incentives should more than offset the elevated costs. As the pandemic began to impact the mortgage capital markets, our Originations segment took several steps to rapidly de-risk the pipeline and slowed correspondent production. Our Originations segment has experienced volume growth and higher margins as a result of the lower interest rate environment, which more than offset the decline in our Servicing segment. As the foreclosure process is currently on hold, with moratoriums in place at the national level and in some local markets, Xome’s revenue from the Exchange division has been, and is expected to continue to be, negatively impacted. However, Xome’s revenue from the Services division has benefited from the lower interest rate environment and increase in Originations volume and has helped balance out the decrease in Exchange’s revenues. Once the moratoriums are lifted, we expect Xome to contribute meaningfully to our consolidated results. See liquidity discussion related to the COVID-19 pandemic in Liquidity and Capital Resources section in MD&A.

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues - operational(1)	$891	$630	$261	41%
Revenues - Mark-to-market	(261)	(231)	(30)	13%
Total revenues	630	399	231	58%
Total expenses	419	492	(73)	(15)%
Total other expenses, net	(101)	(24)	(77)	321%
Income (loss) before income tax expense (benefit)	110	(117)	227	(194)%
Less: Income tax expense (benefit)	37	(29)	66	(228)%
Net income (loss)	73	(88)	161	(183)%
Less: Net loss attributable to non-controlling interests	—	(1)	1	(100)%
Net income (loss) attributable to Mr. Cooper	$73	$(87)	$160	(184)%

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

We recorded net income of $73 during the three months ended June 30, 2020 compared to a net loss of $88 during the same period in 2019. The net income in 2020 was primarily due to an increase in total revenues and a decrease in total expenses, partially offset by an increase in total other expenses, net. Consolidated operational revenues increased primarily due to increased revenue in our Originations segment, driven by higher originations volume predominately in the direct-to-consumer (”DTC”) channel, partially offset by an increase in negative mark-to-market (“MTM”) adjustments for the three months ended June 30, 2020 compared to the same period in 2019. Refer to Table 10. Servicing - Revenues and Table 21. Originations - Revenues for further discussion.

Total expenses for the three months ended June 30, 2020 decreased compared to the same period in 2019 primarily due to lower foreclosure and other liquidation related expenses and recoveries in our Servicing segment, primarily driven by operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines. The decrease in total expenses was partially offset by higher total expense in our Originations segment, primarily attributable to higher originations volume in the lower interest rate environment.

Total other expenses, net, increased for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in interest income in our Servicing segment, partially offset by a decrease in interest expense. Refer to Table 12. Servicing - Other (Expenses) Income, Net for further discussion.

Table 1.1 Consolidated Operations

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues - operational(1)	$1,552	$1,173	$379	32%
Revenues - Mark-to-market	(644)	(524)	(120)	23%
Total revenues	908	649	259	40%
Total expenses	863	935	(72)	(8)%
Total other expenses, net	(174)	(64)	(110)	172%
Loss before income tax benefit	(129)	(350)	221	(63)%
Less: Income tax benefit	(31)	(76)	45	(59)%
Net loss	(98)	(274)	176	(64)%
Less: Net loss attributable to non-controlling interests	(3)	(1)	(2)	200%
Net loss attributable to Mr. Cooper	$(95)	$(273)	$178	(65)%

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

We recorded a net loss of $98 during the six months ended June 30, 2020 compared to a net loss of $274 during the same period in 2019. The net loss in 2020 was lower primarily due to an increase in total revenues and decrease in total expenses. Consolidated operational revenues increased primarily due to increased revenue in our Originations segment, driven by higher originations volume predominately in the DTC channel, partially offset by an increase in negative MTM adjustments for the six months ended June 30, 2020 compared to the same period in 2019. Refer to Table 10.1 Servicing - Revenues and Table 21.1 Originations - Revenues for further discussion.

Total expenses for the six months ended June 30, 2020 decreased compared with the same period in 2019 primarily due to lower foreclosure and other liquidation related expenses in our Servicing segment primarily driven by operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines. In addition, total expenses in our Corporate/Other segment were higher in the six months ended June 30, 2019 due to acquisition and integration expenses related to the Pacific Union acquisition and the acquisition of the Seterus mortgage servicing platform and assumption of assets related thereto from IBM (“Seterus acquisition”) in February 2019. Partially offsetting the decrease in total expenses in our Servicing segment and Corporate/Other segment was an increase in total expenses in our Originations segment primarily driven by higher originations volume in a declining interest rate environment.

Total other expenses, net, increased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in interest income and other income, net, partially offset by a decrease in interest expense. Interest income decreased primarily due to a decrease in other interest income in our Servicing segment due to lower income earned on custodial balances driven by lower LIBOR rates and a decrease in income earned on reverse mortgage interest, as a result of the decline in the reverse mortgage interests balance. Other income, net, was lower in the six months ended June 30, 2020 primarily due to income related to the change in fair value of the contingent consideration recorded in 2019 for the acquisition of Assurant Mortgage Solutions (“AMS”).

Table 2. Provision for Income Taxes

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Income tax expense (benefit)	$37	$(29)	$66	(228)%

Effective tax rate(1)	33.4%	24.6%

(1)Effective tax rate is calculated using whole numbers.

For the three months ended June 30, 2020, we had an income tax expense compared to an income tax benefit for the same period ended in 2019. The effective tax rate for the three months ended June 30, 2020 was 33.4% as compared to the effective tax rate of 24.6% for the three months ended June 30, 2019. The change in effective tax rate is primarily attributable to the increased relative unfavorable tax impacts of permanent differences such as nondeductible executive compensation and nondeductible meals and entertainment expenses on the annual effective rate, and discrete tax items in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Table 2.1. Provision for Income Taxes

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Income tax benefit	$(31)	$(76)	$45	(59)%

Effective tax rate(1)	24.1%	21.7%

(1)Effective tax rate is calculated using whole numbers.

For the six months ended June 30, 2020 and 2019, we had an income tax benefit. The effective tax rate for the six months ended June 30, 2020 was 24.1% as compared to the effective tax rate of 21.7% for the six months ended June 30, 2019. The change in effective tax rate is primarily attributable to the increased relative unfavorable tax impacts of permanent differences such as nondeductible executive compensation and nondeductible meals and entertainment expenses on the annual effective rate, and discrete tax items in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Segment Results

Our operations are conducted through four segments: Servicing, Originations, Xome, and Corporate/Other.

•The Servicing segment performs operational activities on behalf of investors or owners of the underlying mortgages, including collecting and disbursing borrower payments, investor reporting, customer service, modifying loans where appropriate to help borrowers stay current, and when necessary performing collections, foreclosures, and the sale of REO.
•The Originations segment originates residential mortgage loans through our direct-to-consumer channel, which provides refinance options for our existing customers, and through our correspondent channel which purchases or originates loans from mortgage bankers. Our wholesale channel was shut down during the three months ended June 30, 2020 and subsequently ceased originating loans and funded out the remaining pipeline.
•The Xome segment provides a variety of real estate services to mortgage originators, mortgage and real estate investors, and mortgage servicers, including valuation, title, and field services, and operates an exchange which facilitates the sale of foreclosed properties.
•The Corporate/Other segment represents unallocated overhead expenses, including the costs of executive management and other corporate functions that are not directly attributable to our operating segments, interest expense on our senior unsecured notes, and the results of a legacy mortgage investment portfolio, which consists of non-prime and non-conforming residential mortgage loans that were transferred to a securitization trust (“Trust 2009-A”) in 2009. We collapsed Trust 2009-A and executed the sale of the loans held in the trust in September 2019. The Corporate/Other segment also includes inter-segment eliminations.

Table 3. Segment Results

	Three Months Ended June 30, 2020
	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$(114)	$21	$106	$(1)	$12
Net gain on mortgage loans held for sale	45	573	—	—	618
Total revenues	(69)	594	106	(1)	630
Total expenses	122	167	95	35	419
Interest income	57	19	—	—	76
Interest expense	(117)	(13)	—	(47)	(177)
Other income (expenses), net	—	—	1	(1)	—
Total other (expenses) income, net	(60)	6	1	(48)	(101)
(Loss) income before income tax (benefit) expense	$(251)	$433	$12	$(84)	$110

	Three Months Ended June 30, 2019
	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$9	$20	$108	$—	$137
Net gain on mortgage loans held for sale	18	244	—	—	262
Total revenues	27	264	108	—	399
Total expenses	189	145	101	57	492
Interest income	136	23	—	3	162
Interest expense	(109)	(25)	—	(53)	(187)
Other income, net	—	1	—	—	1
Total other income (expenses), net	27	(1)	—	(50)	(24)
(Loss) income before income tax (benefit) expense	$(135)	$118	$7	$(107)	$(117)

Table 3.1 Segment Results

	Six Months Ended June 30, 2020
	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$(294)	$41	$212	$—	$(41)
Net gain on mortgage loans held for sale	79	870	—	—	949
Total revenues	(215)	911	212	—	908
Total expenses	271	333	191	68	863
Interest income	140	53	—	1	194
Interest expense	(230)	(40)	—	(99)	(369)
Other income (expenses), net	—	—	2	(1)	1
Total other (expenses) income, net	(90)	13	2	(99)	(174)
(Loss) income before income tax (benefit) expense	$(576)	$591	$23	$(167)	$(129)

	Six Months Ended June 30, 2019
	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$(18)	$35	$204	$—	$221
Net gain on mortgage loans held for sale	53	375	—	—	428
Total revenues	35	410	204	—	649
Total expenses	384	249	200	102	935
Interest income	251	40	—	5	296
Interest expense	(223)	(43)	—	(110)	(376)
Other income, net	—	5	11	—	16
Total other income (expenses), net	28	2	11	(105)	(64)
(Loss) income before income tax (benefit) expense	$(321)	$163	$15	$(207)	$(350)

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

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

Servicing Portfolio Composition

As of June 30, 2020, the unpaid principal balance in our servicing portfolio consisted of approximately $278.0 billion in forward loans, $296.8 billion in subservicing and other, and $20.8 billion in reverse mortgage loans.

•The term “forward” refers to loans we service which are not “reverse mortgages,” as discussed below.

•Our subservicing portfolio consists of loans where we perform the servicing responsibilities for a contractual fee, but do not own the servicing rights and therefore do not record an MSR on our balance sheet.

•Reverse mortgage loans, most commonly HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower’s home. We have acquired our reverse mortgages in prior years through several transactions and the portfolio is now in run-off mode. For a significant portion of our reverse mortgages, we record MSRs on our balance sheet, similar to the accounting for forward mortgages, except in cases where the costs of servicing are expected to exceed revenues, in which case a Mortgage Servicing Liability (“MSL”) is created. Additionally, due to program requirements, we consolidate certain reverse mortgages on our balance sheet and accrue interest income and expense.

The charts below set forth the portfolio mix between forward MSR, subserviced and other, and reverse mortgage loans, and the composition of our servicing portfolio ending UPB by investor group ($ in Millions) as of June 30, 2020 and 2019:

Servicing Portfolio Composition
100%
80%
60%
40%
20%
0%
4.0%
46.9%
49.1%
3.5%
49.8%
46.7%
6/30/2019
6/30/2020
Forward MSR
Subservicing and other
Reverse

The following tables set forth the results of operations for the Servicing segment:

Table 5. Servicing Segment Results of Operations

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues
Operational	$294	$314	$(20)	(6)%
Amortization, net of accretion	(102)	(56)	(46)	82%
Mark-to-market	(261)	(231)	(30)	13%
Total revenues	(69)	27	(96)	(356)%
Total expenses	122	189	(67)	(35)%
Total other (expenses) income, net	(60)	27	(87)	(322)%
Loss before income tax benefit	$(251)	$(135)	$(116)	86%

For the three months ended June 30, 2020, we incurred a loss before income tax benefit of $251 compared to $135 for the same period in 2019. The change in loss before income tax benefit was primarily due to a decrease in total revenues, partially offset by a decrease in total expenses. Total revenues decreased during three months ended June 30, 2020 compared to the same period in 2019, primarily due to an increase in amortization of forward MSRs as a result of elevated prepayments driven by the declining interest rate environment. Additionally, negative mark-to-market revenues increased during the three months ended June 30, 2020 compared to the same period in 2019 due to the lower interest rate environment. Total expenses for the three months ended June 30, 2020 decreased compared to the same period in 2019 primarily due to a decrease in foreclosure and other liquidation expenses and a decrease in salaries, wages and benefits. The decrease in foreclosure and other liquidation expenses was mainly driven by operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines, in addition to improved performance of $15 on loss recoveries related to settlement with a prior servicer. The decrease in salaries, wages and benefits was primarily due to improved operational efficiencies, , which included consolidation of one of our servicing centers.

Total other (expenses) income, net, for the three months ended June 30, 2020 decreased compared to the same period in 2019 primarily due to a decrease in interest income. The decrease in interest income was primarily due to lower income earned on custodial balances driven by lower LIBOR rates and a decrease in income earned on reverse mortgage interest, primarily driven by the decline in the reverse mortgage interests balance. Refer to Table 10. Servicing - Revenues, Table 11. Servicing - Expenses and Table 12. Servicing - Other (Expenses) Income, Net, for further discussions on the changes in total revenues, total expenses and total other (expenses) income, net, respectively.

Table 5.1 Servicing Segment Results of Operations

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues
Operational	$607	$638	$(31)	(5)%
Amortization, net of accretion	(178)	(79)	(99)	125%
Mark-to-market	(644)	(524)	(120)	23%
Total revenues	(215)	35	(250)	(714)%
Total expenses	271	384	(113)	(29)%
Total other (expenses) income, net	(90)	28	(118)	(421)%
Loss before income tax benefit	$(576)	$(321)	$(255)	79%

For the six months ended June 30, 2020, we incurred a loss before income tax benefit of $576 compared to $321 for the same period in 2019. The change in loss before income tax benefit was primarily due to a decrease in total revenues, partially offset by a decrease in total expenses. Total revenues decreased primarily as a result of elevated negative mark-to-market revenues during the six months ended June 30, 2020 compared to the same period in 2019. Amortization, net of accretion, for the six months ended June 30, 2020 increased compared to the same period in 2019, primarily due to an increase in amortization of forward MSRs as a result of elevated prepayments driven by the declining interest rate environment. Total expenses for the six months ended June 30, 2020 decreased compared to the same period in 2019 primarily due to a decrease in foreclosure and other liquidation expenses and a decrease in salaries, wages and benefits. The decrease in foreclosure and other liquidation expenses was primarily driven by operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines, in addition to improved performance of $15 on loss recoveries related to settlement with a prior servicer. The decrease in salaries, wages and benefits was primarily due to improved operational efficiencies, which included consolidation of one of our servicing centers.

Total other (expenses) income, net, for the six months ended June 30, 2020 decreased compared to the same period in 2019 primarily due to a decrease in interest income. The decrease in interest income was primarily due to a decrease in other interest income due to lower interest income earned on custodial balances driven by lower LIBOR rates and a decrease in income earned on reverse mortgage interest, primarily driven by the decline in the reverse mortgage interests balance. Refer to Table 10.1 Servicing - Revenues, Table 11.1 Servicing - Expenses and Table 12.1 Servicing - Other (Expenses) Income, Net, for further discussions on the changes in total revenues, total expenses and total other (expenses) income, net, respectively.

Table 6. Servicing Portfolio - Unpaid Principal Balances

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average UPB
Forward MSRs	$289,707	$315,333	$296,446	$312,158
Subservicing and other(1)	301,680	297,924	306,121	268,696
Reverse loans	21,058	26,028	21,559	26,750
Total average UPB	$612,445	$639,285	$624,126	$607,604

			June 30, 2020	June 30, 2019
Ending UPB
Forward MSRs
Agency			$228,680	$254,543
Non-agency			49,295	61,469
Total forward MSRs			277,975	316,012

Subservicing and other(1)
Agency			286,710	253,846
Non-agency			10,082	48,262
Total subservicing and other			296,792	302,108

Reverse loans
MSR			2,190	3,127
MSL			12,891	15,374
Securitized loans			5,677	7,068
Total reverse portfolio serviced			20,758	25,569
Total ending UPB			$595,525	$643,689

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.

The following tables provide a rollforward of our forward MSR and subservicing and other portfolio UPB:

Table 7. Forward Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Forward MSR	Subservicing and Other	Total	Forward MSR	Subservicing and Other	Total
Balance - beginning of period	$290,634	$316,933	$607,567	$303,692	$301,191	$604,883
Additions:
Originations	9,478	1,024	10,502	9,521	399	9,920
Acquisitions / Increase in subservicing(1)	(1,634)	16,908	15,274	20,073	12,715	32,788
Deductions:
Dispositions	(31)	(9,751)	(9,782)	(2,239)	(675)	(2,914)
Principal reductions and other	(2,678)	(2,168)	(4,846)	(3,031)	(2,669)	(5,700)
Voluntary reductions(2)	(17,435)	(26,113)	(43,548)	(11,113)	(8,665)	(19,778)
Involuntary reductions(3)	(251)	(41)	(292)	(807)	(188)	(995)
Net changes in loans serviced by others	(108)	—	(108)	(84)	—	(84)
Balance - end of period	$277,975	$296,792	$574,767	$316,012	$302,108	$618,120

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the three months ended June 30, 2020, our forward MSR UPB decreased primarily due to increased voluntary reductions driven by the low interest rate environment. During the three months ended June 30, 2020, our subservicing and other portfolio ending UPB decreased primarily driven by increased voluntary reductions in the low interest rate environment and increased dispositions due to various MSR sales, partially offset by portfolio growth from our subservicing clients.

Table 7.1 Forward Servicing and Subservicing and Other Portfolio UPB Rollforward

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Forward MSR	Subservicing and Other	Total	Forward MSR	Subservicing and Other	Total
Balance - beginning of period	$296,782	$323,983	$620,765	$295,481	$223,886	$519,367
Additions:
Originations	21,113	1,686	22,799	14,412	803	15,215
Acquisitions / Increase in subservicing(1)	(2,307)	40,260	37,953	33,477	97,121	130,598
Deductions:
Dispositions	(71)	(20,110)	(20,181)	(2,372)	(1,793)	(4,165)
Principal reductions and other	(5,426)	(5,133)	(10,559)	(5,858)	(4,986)	(10,844)
Voluntary reductions(2)	(31,299)	(43,785)	(75,084)	(17,410)	(12,640)	(30,050)
Involuntary reductions(3)	(638)	(109)	(747)	(1,569)	(283)	(1,852)
Net changes in loans serviced by others	(179)	—	(179)	(149)	—	(149)
Balance - end of period	$277,975	$296,792	$574,767	$316,012	$302,108	$618,120

(1)Includes transfers to/from Subservicing and Other.

(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the six months ended June 30, 2020, our forward MSR UPB decreased primarily due to increased voluntary reductions in the low interest rate environment, partially offset by increased origination volumes. During the six months ended June 30, 2020, our subservicing and other portfolio ending UPB decreased primarily driven by increased voluntary reductions in the low interest rate environment and increased dispositions due to various MSR sales, partially offset by portfolio growth from our subservicing clients.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio:

Table 8. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)

			June 30, 2020	June 30, 2019
Loan count(2)			3,360,826	3,637,538
Average loan amount(3)			$171,022	$169,935
Average coupon - credit sensitive(4)			4.7%	4.8%
Average coupon - interest sensitive(4)			4.2%	4.4%
Average coupon - agency(4)			4.4%	4.5%
Average coupon - non-agency(4)			4.7%	4.8%
60+ delinquent (% of loans)(5)			4.7%	2.3%
90+ delinquent (% of loans)(5)			2.2%	2.0%
120+ delinquent (% of loans)(5)			1.6%	1.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total prepayment speed (12-month constant prepayment rate)	26.0%	13.0%	22.6%	10.8%

(1)Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.
(2)As of June 30, 2020, loan count includes 195,423 loans in forbearance related to the CARES Act, whereby the borrowers have failed to make at least one payment.
(3)Average loan amount is presented in whole dollar amounts.
(4)The weighted average coupon amounts presented in the table above are only reflective of our owned forward MSR portfolio that is reported at fair value.
(5)Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan. Loan delinquency includes loans in forbearance.

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. Due to the COVID-19 pandemic and the implementation of the CARES Act, loans greater than 60 days delinquent have increased as of June 30, 2020 compared to the same period in 2019.

Table 9. Forward Loan Modifications and Workout Units

	Three Months Ended June 30,
	2020	2019	Amount Change	% Change
Modifications	4,329	5,632	(1,303)	(23)%
Workouts	34,355	6,476	27,879	430%
Total modifications and workout units	38,684	12,108	26,576	219%

Total modifications and workouts during the three months ended June 30, 2020 increased compared to the same period in 2019 primarily due to an increase in workouts related to loans impacted by the COVID-19 pandemic which successfully exited their forbearance plans.

Table 9.1 Forward Loan Modifications and Workout Units

	Six Months Ended June 30, 2020
	2020	2019	Amount Change	% Change
Modifications	9,044	10,821	(1,777)	(16)%
Workouts	38,349	10,877	27,472	253%
Total modifications and workout units	47,393	21,698	25,695	118%

Total modifications and workouts during the six months ended June 30, 2020 increased compared to the same period in 2019 primarily due to an increase in workouts related to loans impacted by the COVID-19 pandemic which successfully exited their forbearance plans.

The following tables provide the composition of revenues for the Servicing segment:

Table 10. Servicing - Revenues

	Three Months Ended June 30,
	2020		2019		$ Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$239	16	$257	16	$(18)	—	(7)%	—%
Modification fees(2)	2	—	6	—	(4)	—	(67)%	—%
Incentive fees(2)	5	—	1	—	4	—	400%	—%
Late payment fees(2)	16	1	20	2	(4)	(1)	(20)%	(50)%
Other ancillary revenues(2)	44	3	30	2	14	1	47%	50%
Total forward MSR operational revenue	306	20	314	20	(8)	—	(3)%	—%
Base subservicing fees and other subservicing revenue(3)	69	5	62	4	7	1	11%	25%
Reverse servicing fees	7	—	8	—	(1)	—	(13)%	—%
Total servicing fee revenue	382	25	384	24	(2)	1	(1)%	4%
MSR financing liability costs	(9)	(1)	(11)	(1)	2	—	(18)%	—%
Excess spread costs - principal	(79)	(5)	(59)	(3)	(20)	(2)	34%	67%
Total operational revenue	294	19	314	20	(20)	(1)	(6)%	(5)%
Amortization, net of accretion
Forward MSR amortization	(186)	(12)	(125)	(8)	(61)	(4)	49%	50%
Excess spread accretion	79	5	59	3	20	2	34%	67%
Reverse MSL accretion	5	—	11	1	(6)	(1)	(55)%	(100)%
Reverse MSR amortization	—	—	(1)	—	1	—	100%	—%
Total amortization, net of accretion	(102)	(7)	(56)	(4)	(46)	(3)	82%	75%
Mark-to-Market Adjustments
MSR MTM(3)	(321)	(21)	(227)	(14)	(94)	(7)	41%	50%
Excess spread / financing MTM	60	4	(4)	—	64	4	(1,600)%	100%
Total MTM adjustments	(261)	(17)	(231)	(14)	(30)	(3)	13%	21%
Total revenues - Servicing	$(69)	(5)	$27	2	$(96)	(7)	(356)%	(350)%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $3 and $17 for the three months ended June 30, 2020 and 2019, respectively.

Forward - Due to the decrease of the forward MSR portfolio’s UPB, base servicing fee revenue decreased for the three months ended June 30, 2020 as compared to the same period in 2019. Other ancillary revenues increased primarily due to higher sales lead incentives due to increased portfolio recapture activity. Incentive fee revenue increased primarily due to higher investor incentives driven by better overall performance.

Forward MSR amortization increased for the three months ended June 30, 2020 as compared to the same period in 2019, primarily due to higher prepayments driven by the lower interest rate environment.

Total negative MTM adjustments increased for the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to the declining interest rate environment during 2020.

Subservicing - Subservicing fees increased for the three months ended June 30, 2020 as compared to the same period in 2019, primarily due to higher average subservicing portfolio UPB.

Reverse - Servicing fees and reverse MSL accretion on reverse mortgage portfolios for the three months ended June 30, 2020 decreased as compared to the same period in 2019, primarily due to the decline in the reverse mortgage portfolio.

Table 10.1 Servicing - Revenues

	Six Months Ended June 30,
	2020		2019		$ Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$489	16	$497	17	$(8)	(1)	(2)%	(6)%
Modification fees(2)	5	—	9	—	(4)	—	(44)%	—%
Incentive fees(2)	9	—	2	—	7	—	350%	—%
Late payment fees(2)	39	1	39	1	—	—	—%	—%
Other ancillary revenues(2)	82	3	78	3	4	—	5%	—%
Total forward MSR operational revenue	624	20	625	21	(1)	(1)	—%	(5)%
Base subservicing fees and other subservicing revenue(3)	134	5	114	4	20	1	18%	25%
Reverse servicing fees	13	—	17	—	(4)	—	(24)%	—%
Total servicing fee revenue	771	25	756	25	15	—	2%	—%
MSR financing liability costs	(17)	(1)	(23)	(1)	6	—	(26)%	—%
Excess spread costs - principal	(147)	(5)	(95)	(3)	(52)	(2)	55%	67%
Total operational revenue	607	19	638	21	(31)	(2)	(5)%	(10)%
Amortization, net of accretion
Forward MSR amortization	(338)	(11)	(204)	(7)	(134)	(4)	66%	57%
Excess spread accretion	147	5	95	3	52	2	55%	67%
Reverse MSL accretion	13	—	29	1	(16)	(1)	(55)%	(100)%
Reverse MSR amortization	—	—	1	—	(1)	—	(100)%	—%
Total amortization, net of accretion	(178)	(6)	(79)	(3)	(99)	(3)	125%	100%
Mark-to-Market Adjustments
MSR MTM(3)	(733)	(23)	(587)	(19)	(146)	(4)	25%	21%
Excess spread / financing MTM	89	3	63	2	26	1	41%	50%
Total MTM adjustments	(644)	(20)	(524)	(17)	(120)	(3)	23%	18%
Total revenues - Servicing	$(215)	(7)	$35	1	$(250)	(8)	(714)%	(800)%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $13 and $28 for the six months ended June 30, 2020 and 2019, respectively.

Forward - Due to the decrease of the forward MSR portfolio’s UPB, base servicing fee revenue decreased for the six months ended June 30, 2020 as compared to the same period in 2019. Incentive fee revenue increased primarily due to higher investor incentives driven by better overall performance.

Forward MSR amortization increased for the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to higher prepayments driven by the lower interest rate environment.

Total negative MTM adjustments increased for the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to the declining interest rate environment during 2020.

Subservicing - Subservicing fees increased for the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to a higher average subservicing portfolio UPB.

Reverse - Servicing fees and reverse MSL accretion on reverse mortgage portfolios for the six months ended June 30, 2020 decreased as compared to the same period in 2019, primarily due to the decline in the reverse mortgage portfolio. Reverse MSL accretion was further impacted by $6 pertaining to accumulated accretion recorded during the six months ended June 30, 2019 related to fair value adjustments for MSL assumed from the Merger. The fair value adjustment resulted from the revised cost to service assumption used in the valuation of MSL during the measurement period.

The tables below summarize expenses for the Servicing segment:

Table 11. Servicing - Expenses

	Three Months Ended June 30,
	2020		2019		Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Salaries, wages and benefits	$75	5	$90	6	$(15)	(1)	(17)%	(17)%
General and administrative
Servicing support fees	27	2	24	2	3	—	13%	—%
Corporate and other general and administrative expenses	32	2	39	2	(7)	—	(18)%	—%
Foreclosure and other liquidation related expenses (recoveries), net	(17)	(1)	32	2	(49)	(3)	(153)%	(150)%
Depreciation and amortization	5	—	4	—	1	—	25%	—%
Total general and administrative expenses	47	3	99	6	(52)	(3)	(53)%	(50)%
Total expenses - Servicing	$122	8	$189	12	$(67)	(4)	(35)%	(33)%
(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Total expenses decreased during the three months ended June 30, 2020 compared to the same period in 2019, primarily driven by a decrease in foreclosure and other liquidation expenses (recoveries), net. Foreclosure and other liquidation related expenses (recoveries), net, decreased primarily due to operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines, in addition to improved performance of $15 on loss recoveries related to settlement with a prior servicer. Salaries, wages and benefits decreased in 2020 compared to the same period in 2019 primarily due to operational efficiencies which included consolidation of one of our servicing centers.

Table 11.1 Servicing - Expenses

	Six Months Ended June 30,
	2020		2019		Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Salaries, wages and benefits	$161	5	$176	6	$(15)	(1)	(9)%	(17)%
General and administrative
Servicing support fees	52	2	63	2	(11)	—	(17)%	—%
Corporate and other general and administrative expenses	67	2	78	3	(11)	(1)	(14)%	(33)%
Foreclosure and other liquidation related expenses (recoveries), net	(17)	—	59	2	(76)	(2)	(129)%	(100)%
Depreciation and amortization	8	—	8	—	—	—	—%	—%
Total general and administrative expenses	110	4	208	7	(98)	(3)	(47)%	(43)%
Total expenses - Servicing	$271	9	$384	13	$(113)	(4)	(29)%	(31)%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Total expenses decreased during the six months ended June 30, 2020 compared to the same period in 2019, primarily driven by a decrease in foreclosure and other liquidation expenses (recoveries), net. Foreclosure and other liquidation related expenses (recoveries), net decreased primarily due to operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines, in addition to improved performance of $15 on loss recoveries related to a settlement with a prior servicer during the six months ended June 30, 2020. Servicing support fees decreased in 2020 compared to the same period in 2019 primarily due to lower legal and tax service expenses. The decrease in Corporate and other general and administrative expenses in 2020 compared to the same period in 2019 was primarily driven by lower occupancy expenses. Salaries, wages and benefits decreased in 2020 compared to the same period in 2019 primarily due to improved operational efficiencies which included consolidation of one of our servicing centers.

Table 12. Servicing - Other (Expenses) Income, Net

	Three Months Ended June 30,
	2020		2019		Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Income earned on Reverse mortgage interest	$54	4	$86	6	$(32)	(2)	(37)%	(33)%
Other interest income	3	—	50	3	(47)	(3)	(94)%	(100)%
Interest income	57	4	136	9	(79)	(5)	(58)%	(56)%

Reverse mortgage interest expense	(51)	(3)	(46)	(3)	(5)	—	11%	—%
Advance interest expense	(8)	(1)	(8)	(1)	—	—	—%	—%
Other interest expense	(58)	(4)	(55)	(3)	(3)	(1)	5%	33%
Interest expense	(117)	(8)	(109)	(7)	(8)	(1)	7%	14%
Total other (expenses) income, net - Servicing	$(60)	(4)	$27	2	$(87)	(6)	(322)%	(300)%

Weighted average cost - advance facilities	2.9%		5.5%		(2.6)%		(47)%
Weighted average cost - excess spread financing	9.0%		8.9%		0.1%		1%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

For the three months ended June 30, 2020, we had total other expenses, net, of $60 compared to total other income, net, of $27 for the same period in 2019. The change was primarily due to a decrease in interest income, mainly driven by lower interest income earned on custodial balances driven by lower LIBOR rates. Income earned on reverse mortgage interest decreased due to the decline in the reverse mortgage interests balance and the amortization of a net asset premium into income. Interest expense increased for the three months ended June 30, 2020 as compared to the same period in 2019, primarily due to an increase in other interest expense and reverse mortgage interest expense. Other interest expense increased due to higher bank fees and higher compensating interest expense. The increase in reverse mortgage interest expense was primarily driven by lower bond premium amortization, partially offset by the decline in the reverse mortgage interest portfolio.

Table 12.1 Servicing - Other (Expenses) Income, Net

	Six Months Ended June 30,
	2020		2019		Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Income earned on Reverse mortgage interest	$97	3	$168	5	$(71)	(2)	(42)%	(40)%
Other interest income	43	1	83	3	(40)	(2)	(48)%	(67)%
Interest income	140	4	251	8	(111)	(4)	(44)%	(50)%

Reverse mortgage interest expense	(103)	(3)	(117)	(4)	14	1	(12)%	(25)%
Advance interest expense	(13)	—	(17)	—	4	—	(24)%	—%
Other interest expense	(114)	(4)	(89)	(3)	(25)	(1)	28%	33%
Interest expense	(230)	(7)	(223)	(7)	(7)	—	3%	—%
Total other (expenses) income, net - Servicing	$(90)	(3)	$28	1	$(118)	(4)	(421)%	(400)%

Weighted average cost - advance facilities	3.0%		5.1%		(2.1)%		(41)%
Weighted average cost - excess spread financing	9.0%		8.9%		0.1%		1%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

For the six months ended June 30, 2020, we had total other expenses, net, of $90 compared to total other income, net, of $28 for the same period in 2019. The change was primarily due to a decrease in interest income, mainly driven by lower interest income earned on custodial balances driven by lower LIBOR rates. Income earned on reverse mortgage interest decreased due to the decline in the reverse mortgage interests balance and the amortization of a net asset premium into income. Interest expense remained relatively flat for the six months ended June 30, 2020 as compared to the same period in 2019.

Servicing Portfolio and Related Liabilities

The table below summarizes the servicing portfolio and related liabilities in the Servicing segment:

Table 13. Servicing Portfolios and Related Liabilities

	June 30, 2020			December 31, 2019
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
Forward MSRs - acquisition pool:
Credit sensitive	$131,105	$1,307	100	$147,895	$1,613	109
Interest sensitive	146,870	1,450	99	148,887	1,883	126
Total forward MSRs - fair value	$277,975	$2,757	99	$296,782	$3,496	118

Forward MSRs - investor pool:
Agency	$228,680	$2,308	101	$240,688	$2,944	122
Non-agency	49,295	449	91	56,094	552	98
Total forward MSRs - fair value	$277,975	$2,757	99	$296,782	$3,496	118

Total forward MSRs	$277,975	$2,757		$296,782	$3,496

Subservicing and other(1)
Agency	286,710	N/A		308,532	N/A
Non-agency	10,082	N/A		15,451	N/A
Total subservicing and other	296,792	N/A		323,983	N/A

Reverse portfolio - amortized cost
MSR	2,190	6		2,508	6
MSL	12,891	(48)		13,994	(61)
Securitized loans	5,677	5,709		6,223	6,279
Total reverse portfolio serviced	20,758	5,667		22,725	6,224
Total servicing portfolio unpaid principal balance	$595,525	$8,424		$643,490	$9,720

(1)Subservicing and other amounts include loans we service for others, residential mortgage loans originated but have yet to be sold and agency REO balances for which we own the mortgage servicing rights.

As of June 30, 2020, when measuring the fair value of the portfolio as a basis point of the unpaid principal balance, our credit sensitive pool decreased in value by 9 bps and interest sensitive pool decreased in value by 27 bps, compared to December 31, 2019 primarily due to higher forecasted prepayment speeds as a result of the declining interest rate environment in 2020.

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

The following table sets forth the activities of forward MSRs:

Table 14. Forward MSRs - Fair Value, Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value - beginning of period	$3,109	$3,481	$3,496	$3,665
Additions:
Servicing retained from mortgage loans sold	126	103	249	169
Purchases of servicing rights	—	280	24	689
Dispositions:
Sales and cancellation of servicing assets	—	(34)	—	(294)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(40)	(35)	(221)	(156)
Interest sensitive	(276)	(175)	(496)	(386)
Other changes in fair value:
Scheduled principal payments	(24)	(23)	(47)	(45)
Disposition of negative MSRs and other(1)	25	11	45	23
Prepayments
Voluntary prepayments
Credit sensitive	(26)	(26)	(50)	(45)
Interest sensitive	(135)	(70)	(237)	(102)
Involuntary prepayments
Credit sensitive	—	(2)	(1)	(4)
Interest sensitive	(2)	(5)	(5)	(9)
Fair value - end of period	$2,757	$3,505	$2,757	$3,505

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

The following table sets forth the weighted-average key assumptions in estimating the fair value of forward MSRs:

Table 15. MSRs - Fair Value

	June 30, 2020	June 30, 2019
Total MSRs Portfolio
Discount rate	9.5%	9.7%
Prepayment speeds	14.2%	13.7%
Average life	5.3 years	5.8 years

Acquisition Pools:
Credit Sensitive
Discount rate	9.9%	10.6%
Prepayment speeds	12.6%	13.5%
Average life	5.6 years	5.9 years

Interest Sensitive
Discount rate	9.0%	8.9%
Prepayment speeds	15.8%	13.9%
Average life	4.9 years	5.6 years

Investor Pools:
Agency
Discount rate	8.9%	9.0%
Prepayment speeds	14.4%	13.5%
Average life	5.2 years	5.7 years

Non-Agency
Discount rate	12.0%	12.6%
Prepayment speeds	13.4%	14.5%
Average life	5.6 years	6.0 years

The weighted-average discount rate for total MSRs portfolio decreased as of June 30, 2020 compared to the same period in 2019 due to the declining interest rate environment in 2020. Weighted-average life for total MSRs portfolio decreased due to the increase in prepayment speeds, which was attributable to the interest rate decline period over period.

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

The key assumptions were separately applied to the servicing of loans in forbearance to account for differences in the underlying estimate of future servicing revenues related to those loans.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture mortgage prepayments through the origination platform. See Note 3, Mortgage Servicing Rights and Related Liabilities, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of June 30, 2020 and December 31, 2019.

The following table sets forth the change in the excess spread financing and the related weighted-average assumptions:

Table 16. Excess Spread Financing

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value - beginning of period	$1,242	$1,309	$1,311	$1,184
Additions:
New financings	—	193	24	438
Deductions:
Settlements and repayments	(52)	(68)	(110)	(119)
Changes in fair value:
Credit Sensitive	(22)	17	(24)	(15)
Interest Sensitive	(44)	(22)	(77)	(59)
Fair value - end of period	$1,124	$1,429	$1,124	$1,429

Key Weighted-Average Assumptions:			June 30, 2020	June 30, 2019
Total Excess Spread Portfolio
Discount rate			12.0%	9.6%
Prepayment speeds			13.4%	13.1%
Recapture rate			18.7%	20.2%
Average life			5.4 years	5.7 years

Credit Sensitive
Discount rate			12.7%	10.3%
Prepayment speeds			12.7%	13.1%
Recapture rate			20.3%	22.3%
Average life			5.6 years	5.8 years

Interest Sensitive
Discount rate			10.7%	8.4%
Prepayment speeds			14.6%	12.9%
Recapture rate			15.8%	17.4%
Average life			5.1 years	5.4 years

The following table sets forth the change in the MSRs financing liability and the related weighted-average assumptions:

Table 17. MSRs Financing Liability - Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value - beginning of period	$43	$34	$37	$32
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	9	13	18	19
Other changes in fair value	(3)	(4)	(6)	(8)
Fair value - end of period	$49	$43	$49	$43

			June 30, 2020	June 30, 2019
Weighted-Average Assumptions
Advance financing rates			4.3%	3.7%
Annual advance recovery rates			18.6%	19.3%

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

The following table provides an overview of our forward servicing portfolio and amounts that involve excess spread financing with our co-investment partners for the periods indicated:

Table 18. Leveraged Portfolio Characteristics

	June 30, 2020	June 30, 2019
Owned forward servicing portfolio - unencumbered	$83,683	$87,007
Owned forward servicing portfolio - encumbered	194,292	229,005
Subserviced forward servicing portfolio and other	296,792	302,108
Total unpaid principal balance	$574,767	$618,120

The encumbered forward servicing portfolio consists of residential mortgage loans included within our excess spread financing transactions and MSR financing liability. Subserviced and other amounts include (1) loans serviced for others, (2) residential mortgage loans originated but not yet sold and (3) agency REO balances for which we own the mortgage servicing rights.

Reverse MSRs, MSLs and Participating Interests in Reverse Mortgages - Amortized Cost

The table below provides detail of the characteristics and key performance metrics of the reverse servicing portfolio, which is included in reverse MSRs, MSLs and participating interests in reverse mortgages. Such assets are recorded at amortized cost.

Table 19. Reverse Mortgage Portfolio Characteristics

	June 30, 2020	June 30, 2019
Loan count	154,313	180,899
Ending unpaid principal balance	$20,758	$25,569
Average loan amount(1)	$134,516	$141,342
Average coupon	2.2%	4.3%
Average borrower age	81	80

(1)Average loan amount is presented in whole dollar amounts.

Historically, we acquired servicing rights and participating interests in reverse mortgage portfolios. Reverse mortgage loans, most commonly HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower’s home. For acquired servicing rights, an MSR or MSL is established on the acquisition date at fair value, as applicable, based on the expected discounted cash flow from servicing the reverse portfolio.

Each quarter, we accrete the MSL to revenues - service related, net of the respective portfolios’ run-off. The MSL is assessed for increased obligation based on its fair value, using a variety of assumptions, with the key assumptions being discount rates, prepayment speeds and borrower life expectancy. The MSLs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in the valuation allowance.

Based on our assessment, no impairment or increased obligation was required to be recorded for reverse MSRs and MSLs as of June 30, 2020.

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

The Originations segment includes three channels:

•Our direct-to-consumer lending channel relies on our call centers, our website, and mobile apps to interact with customers. Our primary focus is to assist our customers with a refinance or home purchase by providing them with a needs-based approach to understanding their current mortgage options.

•Our correspondent lending channel acquires newly originated residential mortgage loans that have been underwritten to investor guidelines. This includes both conventional and government-insured loans that qualify for inclusion in securitizations that are guaranteed by the GSEs. Our correspondent lending channel enables us to replenish servicing portfolio run-off typically at a better rate of return than traditional bulk or flow acquisitions.

•Our wholesale lending channel works with mortgage brokers to source loans which are underwritten and funded by us in our name. Counterparty risk is mitigated through quality and compliance monitoring and all brokers are subject to our eligibility requirements coupled with an annual recertification process. We shut down our wholesale lending operations during the three months ended June 30, 2020 and subsequently ceased originating loans and funded out the remaining pipeline.

The charts below set forth the pull through adjusted lock volume and funded volume by channel and channel mix ($ in Billions):

Pull through adjusted lock vol. (PTA) & Funded Volume (FN)

$11.2
$0.7
$6.1
$4.4
$10.0
$0.7
$5.8
$3.5
$12.4
$2.8
$9.6
$10.7
$0.2
$1.9
$8.6
$17.2
$1.2
$9.3
$6.7
$15.7
$1.1
$8.9
$5.7
$25.1
$0.6
$7.5
$17.0
$23.1
$0.7
$7.4
$15.0
Q2 '19 PTA Vol QTD
Q2 '19 FN Vol QTD
Q2 '20 PTA Vol QTD
Q2 '20 FN Vol QTD
Q2 '19 PTA Vol YTD
Q2 '19 FN Vol YTD
Q2 '20 PTA Vol YTD
Q2 '20 FN Vol YTD
DTC
Correspondent
Wholesale

Channel Mix

7%
54%
39%
7%
58%
35%
23%
77%
2%
18%
80%
7%
54%
39%
7%
57%
36%
2%
30%
68%
3%
32%
65%
Q2 '19 PTA Vol QTD
Q2 '19 FN Vol QTD
Q2 '20 PTA Vol QTD
Q2 '20 FN Vol QTD
Q2 '19 PTA Vol YTD
Q2 '19 FN Vol YTD
Q2 '20 PTA Vol YTD
Q2 '20 FN Vol YTD
DTC
Correspondent
Wholesale

The following tables set forth the results of operations for the Originations segment:

Table 20. Originations Segment Results of Operations

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Total revenues	$594	$264	$330	125%
Total expenses	167	145	22	15%
Total other income (expenses), net	6	(1)	7	(700)%
Income before income tax expense	$433	$118	$315	267%

Originations Margin
Revenue	$594	$264	$330	125%
Pull through adjusted lock volume	$12,394	$11,197	$1,197	11%
Revenue as a percentage of pull through adjusted lock volume(1)	4.79%	2.36%	2.43%	103%

Expenses	$167	$145	$22	15%
Funded volume	$10,729	$9,996	$733	7%
Expenses as a percentage of funded volume(2)	1.56%	1.45%	0.11%	8%

Originations Margin	3.23%	0.91%	2.32%	255%

(1)Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(2)Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense increased for the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to an increase in revenues driven by origination volume growth, predominately in the DTC channel. In response to the COVID-19 pandemic, we slowed operations in the correspondent channel in order to prioritize cash build and de-risk the pipeline. The growth in origination volume was primarily due to declining interest rates. The Originations Margin for the three months ended June 30, 2020 increased as compared to the same period in 2019 primarily due to higher revenue as a percentage of pull through adjusted lock volume driven by an increase in volume from the DTC channel.

Table 20.1 Originations Segment Results of Operations

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Total revenues	$911	$410	$501	122%
Total expenses	333	249	84	34%
Total other income, net	13	2	11	550%
Income before income tax expense	$591	$163	$428	263%

Originations Margin
Revenue	$911	$410	$501	122%
Pull through adjusted lock volume	$25,071	$17,157	$7,914	46%
Revenue as a percentage of pull through adjusted lock volume(1)	3.63%	2.39%	1.24%	52%

Expenses	$333	$249	$84	34%
Funded volume	$23,088	$15,712	$7,376	47%
Expenses as a percentage of funded volume(2)	1.44%	1.58%	(0.14)%	(9)%

Originations Margin	2.19%	0.81%	1.38%	170%

(1)Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(2)Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before tax expense increased for the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to an increase in revenues driven by origination volume growth predominately in the DTC channel. In response to the COVID-19 pandemic, we slowed operations in the correspondent channel in order to prioritize cash build and de-risk the pipeline. The growth in origination volume was primarily due to declining interest rates. The Originations Margin for the six months ended June 30, 2020 increased as compared to the same period in 2019 due to higher revenue as a percentage of pull through adjusted lock volume driven by an increase in volume from the DTC channel.

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

Total revenues for the Originations segment are set forth in the tables below:

Table 21. Originations - Revenues

	Three Months Ended June 30,
	2020		2019		$ Change		% Change
Service related, net - Originations	$21		$20		$1		5%
Net gain on mortgage loans held for sale
Net gain on loans originated and sold	453		152		301		198%
Capitalized servicing rights	123		100		23		23%
Provision for repurchase reserves, net of release	(3)		(8)		5		(63)%
Total net gain on mortgage loans held for sale	573		244		329		135%
Total revenues - Originations	$594		$264		$330		125%

Key Metrics
Consumer direct lock pull through adjusted volume(1)	$9,595		$4,390		$5,205		119%
Other locked pull through adjusted volume(1)	2,799		6,807		(4,008)		(59)%
Total pull through adjusted volume	$12,394		$11,197		$1,197		11%
Funded volume	$10,729		$9,996		$733		7%
Volume of loans sold	$11,172		$9,089		$2,083		23%
Recapture percentage(2)	26.1%		23.1%		3.0%		13%
Refinance recapture percentage(3)	30.9%		43.7%		(12.8)%		(29)%
Purchase as a percentage of funded volume	10.3%		52.8%		(42.5)%		(80)%
Value of capitalized servicing on retained settlements	133	bps	149	bps	(16)	bps	(11)%

(1)Pull through adjusted volume represents the expected funding from locks taken during the period.
(2)Recapture percentage includes both purchase and refinance origination and payoff activity.
(3)Refinance recapture percentage excludes purchase originations and purchase payoff activity.

Total revenues increased for the three months ended June 30, 2020 compared to the same period in 2019 primarily driven by the higher origination volumes in a declining interest rate environment and higher volumes from the DTC channel. Total revenue increased $330 or 125% period over period as consumer direct lock pull through adjusted volume increased 119% during the same period.

Table 21.1 Originations - Revenues

	Six Months Ended June 30,
	2020		2019		$ Change		% Change
Service related, net - Originations	$41		$35		$6		17%
Net gain on mortgage loans held for sale
Net gain on loans originated and sold	636		224		412		184%
Capitalized servicing rights	242		161		81		50%
Provision for repurchase reserves, net of release	(8)		(10)		2		(20)%
Total net gain on mortgage loans held for sale	870		375		495		132%
Total revenues - Originations	$911		$410		$501		122%

Key Metrics
Consumer direct lock pull through adjusted volume(1)	$17,018		$6,723		$10,295		153%
Other locked pull through adjusted volume(1)	8,053		10,434		(2,381)		(23)%
Total pull through adjusted volume	$25,071		$17,157		$7,914		46%
Funded volume	$23,088		$15,712		$7,376		47%
Volume of loans sold	$24,427		$15,324		$9,103		59%
Recapture percentage(2)	27.5%		24.9%		2.6%		10%
Refinance recapture percentage(3)	33.4%		46.9%		(13.5)%		(29)%
Purchase as a percentage of funded volume	18.7%		52.4%		(33.7)%		(64)%
Value of capitalized servicing on retained settlements	135	bps	146	bps	(11)	bps	(8)%

(1)Pull through adjusted volume represents the expected funding from locks taken during the period.
(2)Recapture percentage includes both purchase and refinance origination and payoff activity.
(3)Refinance recapture percentage excludes purchase originations and purchase payoff activity.

Total revenues increased for the six months ended June 30, 2020 compared to the same period in 2019 primarily driven by the higher origination volumes in a declining interest rate environment and higher volumes from the DTC channel. Total revenue increased $501 or 122% period over period as consumer direct lock pull through adjusted volume increased 153% during the same period.

The tables below summarize expenses for the Originations segment:

Table 22. Originations - Expenses

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Salaries, wages and benefits	$120	$88	$32	36%
General and administrative
Loan origination expenses	16	17	(1)	(6)%
Corporate and other general and administrative expenses	16	13	3	23%
Marketing and professional service fees	11	21	(10)	(48)%
Depreciation and amortization	4	6	(2)	(33)%
Total general and administrative	47	57	(10)	(18)%
Total expenses - Originations	$167	$145	$22	15%

Total expenses for the three months ended June 30, 2020 increased when compared to the same period in 2019 primarily due to growth in origination volumes, which was driven by the low interest rate environment. The origination volume growth contributed to the increase in salaries, wages and benefits, due to increased compensation and headcount related costs. The increase in salaries, wages and benefits was partially offset by a decrease in marketing and professional service fee expenses which were higher in 2019 due to a $10 legal reserve.

Table 22.1 Originations - Expenses

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Salaries, wages and benefits	$237	$157	$80	51%
General and administrative
Loan origination expenses	32	27	5	19%
Corporate and other general and administrative expenses	34	27	7	26%
Marketing and professional service fees	23	29	(6)	(21)%
Depreciation and amortization	7	9	(2)	(22)%
Total general and administrative	96	92	4	4%
Total expenses - Originations	$333	$249	$84	34%

Total expenses for the six months ended June 30, 2020 increased when compared to the same period in 2019 primarily due to growth in origination volumes, which was driven by the low interest rate environment. The origination volume growth contributed to the increase in salaries, wages and benefits, due to increased compensation and headcount related costs, and loan origination expenses. In addition, corporate and other general and administrative expenses increased during the six months ended June 30, 2020 primarily driven by higher outsourcing costs, partially offset by a decrease in marketing and professional service fee expenses. Marketing and professional service fee expenses were higher in 2019 primarily due to a $10 legal reserve.

The tables below summarize other income (expenses), net, for the Originations segment:

Table 23. Originations - Other Income (Expenses), Net

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Interest income	$19	$23	$(4)	(17)%
Interest expense	(13)	(25)	12	(48)%
Other income, net	—	1	(1)	(100)%
Total other income (expenses), net - Originations	$6	$(1)	$7	(700)%

Weighted average note rate - mortgage loans held for sale	3.3%	4.4%	(1.1)%	(25)%
Weighted average cost of funds (excluding facility fees)	2.6%	4.3%	(1.7)%	(40)%

Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans.

Interest income for the three months ended June 30, 2020 decreased when compared to the same period in 2019 primarily driven by a lower average note rate on mortgage loans held for sale, partially offset by higher funded volume. The decrease in interest income was offset by a decrease in interest expense due to a lower cost of funds.

Table 23.1 Originations - Other Income, Net

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Interest income	$53	$40	$13	33%
Interest expense	(40)	(43)	3	(7)%
Other income, net	—	5	(5)	(100)%
Total other income, net - Originations	$13	$2	$11	550%

Weighted average note rate - mortgage loans held for sale	3.5%	4.6%	(1.1)%	(24)%
Weighted average cost of funds (excluding facility fees)	2.9%	4.5%	(1.6)%	(36)%

Interest income for the six months ended June 30, 2020 increased when compared to the same period in 2019 primarily driven by higher funded volume, partially offset by lower average note rate on mortgage loans held for sale. The increase in interest income was partially offset by a decrease in other income, net. Other income, net, was higher in 2019 due to recognition of incentives we received related to our financing of certain loans satisfying certain customer relief characteristics. In September 2018, we entered into a master repurchase agreement that provided us with incentives to finance mortgage loans satisfying certain consumer relief characteristics as provided in the agreement. We recorded $5 in other income, net, related to such incentives for the six months ended June 30, 2019. The master repurchase agreement expired during the third quarter of 2019.

Xome Segment

Xome is a real estate services company that provides services for mortgage originators and servicers, including Mr. Cooper, as well as mortgage and real estate investors. Xome is strategically important because it generates fee income that complements our servicing and origination businesses without requiring a significant amount of capital or exposing us to the same level of interest rate or credit risk.

Xome is organized into three divisions: Exchange, Services and Data/Technology.

•The Exchange division consists of the Xome.com auction platform which utilizes proprietary technology designed to provide efficient execution for sales of foreclosed properties.

•The Services division includes title, escrow, collateral valuation and field services related to real estate investments or transactions including purchases, sales, refinances and defaults.

•The Data/Technology division contains a diversified set of businesses that provide technology solutions to real estate service providers, aggregators, and a variety of investors. This includes providing aggregation, standardization and licensing for one of the nation’s largest set of MLS, public records and neighborhood demographic data.

The charts below set forth Xome’s total revenues ($ in Millions), Exchange properties sold, and Services completed orders:

The following tables set forth the results of operations for the Xome segment:

Table 24. Xome Segment Results of Operations

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Xome - Operations
Total revenues	$106	$108	$(2)	(2)%
Total expenses	95	101	(6)	(6)%
Total other income, net	1	—	1	100%
Income before income tax expense	$12	$7	$5	71%
Pre-tax margin	11.3%	6.5%	4.8%	74%

Xome - Revenues
Exchange	$9	$20	$(11)	(55)%
Services	94	82	12	15%
Data/Technology	3	6	(3)	(50)%
Total revenues - Xome	$106	$108	$(2)	(2)%

Key Metrics
Exchange properties sold	1,191	2,645	(1,454)	(55)%
Average Exchange properties under management	17,438	6,693	10,745	161%
Services completed orders	423,974	417,510	6,464	2%
Percentage of revenue earned from third-party customers	53.3%	52.9%	0.4%	1%

Xome - Expenses
Salaries, wages and benefits	$33	$36	$(3)	(8)%
General and administrative
Operational expenses	59	62	(3)	(5)%
Depreciation and amortization	3	3	—	—%
Total general and administrative	62	65	(3)	(5)%
Total expenses - Xome	$95	$101	$(6)	(6)%
Income before income tax expense increased for the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to a decrease in total expenses. The decrease in total expenses was due to a decrease in both salaries, wages and benefits and operational expenses primarily driven by operational efficiencies. Total revenues remained relatively flat during the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to a decrease in Exchange revenues attributable to a decrease in defaults and foreclosures nationwide, offset by an increase in Services revenues from higher volume of units for title and close, and field services.

Table 24.1 Xome Segment Results of Operations

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Xome - Operations
Total revenues	$212	$204	$8	4%
Total expenses	191	200	(9)	(5)%
Total other income, net	2	11	(9)	(82)%
Income before income tax expense	$23	$15	$8	53%
Pre-tax margin	10.8%	7.4%	3.4%	46%

Xome - Revenues
Exchange	$25	$40	$(15)	(38)%
Services	179	153	26	17%
Data/Technology	8	11	(3)	(27)%
Total revenues - Xome	$212	$204	$8	4%

Key Metrics
Exchange properties sold	3,305	5,066	(1,761)	(35)%
Average Exchange properties under management	17,608	6,484	11,124	172%
Services completed orders	832,708	797,095	35,613	4%
Percentage of revenue earned from third-party customers	54.0%	53.0%	1.0%	2%

Xome - Expenses
Salaries, wages and benefits	$68	$74	$(6)	(8)%
General and administrative
Operational expenses	117	119	(2)	(2)%
Depreciation and amortization	6	7	(1)	(14)%
Total general and administrative	123	126	(3)	(2)%
Total expenses - Xome	$191	$200	$(9)	(5)%

Income before income tax expense increased for the six months ended June 30, 2020 as compared to the same period in 2019 due to an increase in total revenues and decrease in total expenses, partially offset by a decrease in total other income, net. The increase in total revenues was driven by an increase in Services revenues from higher volumes of units for title and close, and field services, partially offset by a decrease in Exchange revenues due to the decrease in defaults and foreclosures nationwide. The decrease in total expenses was primarily due to a decrease in salaries, wages and benefits driven by operational efficiencies. The decrease in total other income, net, was due to the change in fair value of the contingent consideration of $11 recorded in 2019 in connection with the acquisition of AMS.

Corporate/Other Segment

The following tables set forth the results of operations for the Corporate/Other segment:

Table 25. Corporate/Other Segment Results of Operations

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Corporate/Other - Operations
Total revenues	$(1)	$—	$(1)	(100)%
Total expenses	35	57	(22)	(39)%
Total other expenses, net	(48)	(50)	2	(4)%
Loss before income tax benefit - Corporate/Other	$(84)	$(107)	$23	(21)%

Corporate/Other - Expenses
Salaries, wages and benefits	$20	$24	$(4)	(17)%
General and administrative
Operational expenses	9	22	(13)	(59)%
Depreciation and amortization	6	11	(5)	(45)%
Total general and administrative	15	33	(18)	(55)%
Total expenses - Corporate/Other	$35	$57	$(22)	(39)%

Corporate/Other - Other Expenses, Net
Total interest income	$—	$3	$(3)	(100)%
Interest expense
Interest expense on unsecured senior notes	(47)	(51)	4	(8)%
Other interest expense	—	(2)	2	100%
Total interest expense	(47)	(53)	6	(11)%
Other expenses, net	(1)	—	(1)	(100)%
Total other expenses, net - Corporate/Other	$(48)	$(50)	$2	(4)%

Weighted average cost - unsecured senior notes	7.9%	7.9%	—%	—%

Loss before income tax benefit decreased in the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to a decrease in total expenses. Total expenses were higher in the three months ended June 30, 2019 due to acquisition and integration expenses related to the Pacific Union acquisition and the Seterus acquisition in February 2019. Depreciation and amortization decreased in the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to a decrease in amortization of intangible assets.
Other expenses, net for the Corporate/Other segment consists of interest expense on our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes.

The change in total other expenses, net, in the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to a decrease in interest expense on unsecured senior notes as a result of the repayment and redemption of the 2021 and 2022 unsecured senior notes, partially offset by the issuance of the 2027 unsecured senior notes which was completed in January 2020.

Table 25.1 Corporate/Other Segment Results of Operations

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Corporate/Other - Operations
Total revenues	$—	$—	$—	—%
Total expenses	68	102	(34)	(33)%
Total other expenses, net	(99)	(105)	6	(6)%
Loss before income tax benefit - Corporate/Other	$(167)	$(207)	$40	(19)%

Corporate/Other - Expenses
Salaries, wages and benefits	$28	$46	$(18)	(39)%
General and administrative
Operational expenses	16	35	(19)	(54)%
Depreciation and amortization	16	21	(5)	(24)%
Loss on impairment of assets	8	—	8	100%
Total general and administrative	40	56	(16)	(29)%
Total expenses - Corporate/Other	$68	$102	$(34)	(33)%

Corporate/Other - Other Expenses, Net
Total interest income	$1	$5	$(4)	(80)%
Interest expense
Interest expense on unsecured senior notes	(98)	(102)	4	(4)%
Other interest expense	(1)	(8)	7	(88)%
Total interest expense	(99)	(110)	11	(10)%
Other expenses, net	(1)	—	(1)	(100)%
Total other expenses, net - Corporate/Other	$(99)	$(105)	$6	(6)%

Weighted average cost - unsecured senior notes	7.9%	7.9%	—%	—%

Loss before income tax benefit decreased in the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to a decrease in total expenses. Total expenses were higher in the six months ended June 30, 2019 due to acquisition and integration expenses related to the Pacific Union acquisition and the Seterus acquisition in February 2019. The decrease in salaries, wage and benefits and operational expenses was partially offset by an $8 loss on impairment of assets in connection with an ancillary business in 2020.

The change in total other expenses, net, in the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to a decrease in other interest expense as a result of lower commitment and facility fees, which were higher in 2019 due to the Pacific Union acquisition.

Changes in Financial Position

The following table sets forth the change in assets for the periods presented:

Table 26. Changes in Assets

	June 30, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	$1,041	$329	$712	216%
Mortgage servicing rights	2,763	3,502	(739)	(21)%
Advances and other receivables, net	668	988	(320)	(32)%
Reverse mortgage interests, net	5,709	6,279	(570)	(9)%
Mortgage loans held for sale at fair value	3,179	4,077	(898)	(22)%
Deferred tax assets, net	1,391	1,345	46	3%
Other	2,549	1,785	764	43%
Total assets	$17,300	$18,305	$(1,005)	(5)%

Total assets as of June 30, 2020 decreased $1,005 or 5% compared with December 31, 2019 primarily due to the decrease in mortgage loans held for sale, mortgage servicing rights, reverse mortgage interests, net, and advances and other receivables, net. Mortgage loans held for sale decreased $898 primarily due to a larger quantity of loans sold in 2020. Mortgage servicing rights decreased primarily due to a negative mark-to-market adjustment of $644 driven by declining interest rates. Reverse mortgage interests, net, decreased $570 primarily due to the collection on participating interests in HMBS. Advances and other receivables, net, decreased primarily due to recoveries on advances through claim proceeds, customer payments and servicing transfers. The decrease in assets was partially offset by an increase in cash and cash equivalents, and other. Cash and cash equivalents was higher as of June 30, 2020 compared with December 31, 2019 primarily due to strong operating cash flow and additional funds drawn on our MSR facilities given the market risk at the end of the quarter in relation to the COVID-19 pandemic. Other increased primarily due to an increase in loans subject to repurchase by Ginnie Mae, which include loans in forbearance plans due to the impact of the COVID-19 pandemic and implementation of the CARES Act, and an increase in derivative financials instruments due to the low interest rate environment.

The following table sets forth the change in liabilities and stockholders’ equity for the periods presented:

Table 27. Changes in Liabilities and Stockholders’ Equity

	June 30, 2020	December 31, 2019	$ Change	% Change
Unsecured senior notes, net	$2,261	$2,366	$(105)	(4)%
Advance facilities, net	475	422	53	13%
Warehouse facilities, net	4,031	4,575	(544)	(12)%
MSR related liabilities - nonrecourse at fair value	1,173	1,348	(175)	(13)%
Other nonrecourse debt, net	4,707	5,286	(579)	(11)%
Other	2,508	2,077	431	21%
Total liabilities	15,155	16,074	(919)	(6)%
Total stockholders’ equity	2,145	2,231	(86)	(4)%
Total liabilities and stockholders’ equity	$17,300	$18,305	$(1,005)	(5)%

Total stockholders’ equity at June 30, 2020 decreased $86 or 4% compared with the balance as of December 31, 2019 primarily due to net loss of $98 during the six months ended June 30, 2020. Total liabilities at June 30, 2020 decreased $919 or 6% compared with the balance as of December 31, 2019 primarily due to a decrease in other nonrecourse debt, net, and warehouse facilities, net, partially offset by an increase in other. Other nonrecourse debt, net, decreased $579 primarily due to repayments of reverse mortgage related nonrecourse debt. Warehouse facilities, net, decreased $544 primarily due to lower Originations funded volume as of June 30, 2020 compared to December 31, 2019. Other increased primarily due to an increase in loans subject to repurchase by Ginnie Mae, which include loans in forbearance plans due to the impact of the COVID-19 pandemic and implementation of the CARES Act, and an increase in derivative financials instruments due to the low interest rate environment.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR facilities. Our cash and cash equivalents on hand increased to $1,041 as of June 30, 2020 from $329 as of December 31, 2019. We benefited from strong operating cash flow and drew down cash from our MSR facilities to ensure we were prepared to deal with a severe economic scenario resulting from the COVID-19 pandemic.

As of June 30, 2020, we had $1,008 collateral pledged against the MSR facilities, of which we could borrow an additional $555. During the six months ended June 30, 2020, operating activities generated cash totaling $2,066. As of June 30, 2020, total available borrowing capacity was $9,590, of which $5,078 was unused.

The economic impact of the COVID-19 pandemic could result in an increase in servicing advances and liquidity demands related to the utilization of forbearance programs offered by the CARES Act. We did see an increase in forbearance plans over the second quarter of 2020, but the forbearance rate has subsequently declined. Based on current modeling of expected forbearance rates within our portfolio, we believe that we are well-positioned to manage an increase in advances. In April 2020, we expanded our committed advance facility capacity by $850, including an expansion of capacity for private label advances for $200, which we believe will be adequate for our needs. We plan to finance GNMA advances with existing MSR lines and corporate cash flow. For non-agency servicing, we are reimbursed for advances relatively quickly, which should limit growth in balances with even higher forbearance rates.

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

Our primary uses of funds for liquidity include: (i) funding of servicing advances, which continue to increase due to the COVID-19 pandemic; (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings and repurchases or redemptions of outstanding indebtedness; (vi) payments for acquisitions of MSRs; (vii) scheduled and unscheduled draws on our serviced reverse residential mortgage loans; and (viii) payment of our technology expenses.

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

Cash Flows
The table below presents the major sources and uses of cash flow for operating activities:

Table 28. Operating Cash Flow

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Net loss	$(98)	$(274)	$176	(64)%
Deferred tax benefit	(49)	(76)	27	(36)%
Other non-cash adjustments to net loss	(966)	(536)	(430)	80%
Fair value changes in MSRs, MSR related liabilities and mortgage loans held for investment	910	629	281	45%
Originations net sales activities	1,404	(1,013)	2,417	(239)%
Changes in working capital	865	1,218	(353)	(29)%
Net cash attributable to operating activities	$2,066	$(52)	$2,118	(4,073)%

Our operating activities generated cash of $2,066 during the six months ended June 30, 2020 compared to cash used of $52 in the same period in 2019. The change was primarily due to the cash generated from originations net sales activities.

Cash generated from originations net sales activities was $1,404 during the six months ended June 30, 2020 compared to $1,013 cash used in the same period in 2019. The change was primarily due to an increase in proceeds of $11,177 on the sales of previously originated loans, partially offset by higher funding of $7,383 for loan origination activities driven by the declining interest rate environment and an increase in funds used of $1,377 to repurchase forward loan assets out of Ginnie Mae securitizations.

The change in cash attributable to operating activities due to fair value changes in MSRs, MSR related liabilities and mortgage loans held for investment during the six months ended June 30, 2020 increased $281 when compared to the same period in 2019. The change was primarily due to an increase in fair value changes and amortization/accretion of mortgage servicing rights/liabilities of $304, primarily due to the negative mark-to-market adjustment for the six months ended June 30, 2020.

The change in cash attributable to operating activities due to other non-cash adjustments to net loss during the six months ended June 30, 2020 increased $430 when compared to the same period in 2019 primarily due to the $521 increase in net gain on mortgage loans held for sale primarily driven by the higher origination volumes in a declining interest rate environment.

The table below presents the major sources and uses of cash flow for investing activities:

Table 29. Investing Cash Flows

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Acquisitions, net	$—	$(85)	$85	(100)%
Purchase of forward mortgage servicing rights, net of liabilities incurred	(31)	(409)	378	(92)%
Proceeds on sale of forward and reverse mortgage servicing rights	43	279	(236)	(85)%
Other	(26)	(27)	1	(4)%
Net cash attributable to investing activities	$(14)	$(242)	$228	(94)%

Our investing activities used cash of $14 during the six months ended June 30, 2020 compared to $242 during the same period in 2019. The decrease in cash used in investing activities was primarily due to a decrease of $378 in cash used for the purchase of forward mortgage servicing rights, net of liabilities incurred. In addition, during the six months ended June 30, 2019, we used $85 cash in connection with the Pacific Union and Seterus acquisitions. The decrease in cash used was partially offset by a decrease in cash generated of $236 from proceeds on sale of forward mortgage servicing rights.

The table below presents the major sources and uses of cash flow for financing activities:

Table 30. Financing Cash Flow

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
(Decrease) increase in warehouse facilities	$(544)	$1,173	$(1,717)	(146)%
Increase (decrease) in advance facilities	58	(40)	98	(245)%
Repayment of notes payable	—	(294)	294	(100)%
Redemption and repayment of unsecured senior notes and nonrecourse debt	(698)	(6)	(692)	11,533%
Issuance of unsecured senior debt	600	—	600	100%
Issuance of excess spread financing	24	437	(413)	(95)%
Settlements and repayments of excess spread financing	(110)	(119)	9	(8)%
Decrease of participating interest financing	(499)	(848)	349	(41)%
Changes in HECM securitizations	(168)	(16)	(152)	950%
Other	(26)	(5)	(21)	420%
Net cash attributable to financing activities	$(1,363)	$282	$(1,645)	(583)%

Our financing activities used cash of $1,363 during the six months ended June 30, 2020 compared to cash generated of $282 in the same period in 2019. Contributing to the change in cash used was the $1,717 change in warehouse facilities due to a net pay down of $544 in warehouse facilities during the six months ended June 30, 2020 compared to a net increase of $1,173 in the same period in 2019. Additionally, cash used in the redemption and repayment of unsecured senior debt and nonrecourse debt during the six months ended June 30, 2020 increased $692 compared to the same period in 2019 due to the repayment and redemption of the 2021 and 2022 unsecured senior notes in February 2020. The cash generated from the issuance of excess spread financing decreased $413 due to a decline in excess spread financing deals in the six months ended June 30, 2020 compared to the same period in 2019.

The change in cash used was partially offset by an increase in cash generated of $600 due to the issuance of the 2027 unsecured senior notes in January 2020. In addition, cash used in participating interest financing decreased in 2020 primarily due to a lower repayment of participating interest financing in 2020 compared to the same period in 2019. Further, during the six months ended June 30, 2019, cash of $294 was used to pay off the notes payable assumed from the Pacific Union acquisition.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. These covenants are measured at our operating subsidiary, Nationstar Mortgage LLC. As of June 30, 2020, we were in compliance with our required financial covenants.

Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio and liquidity requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to our operating subsidiary, Nationstar Mortgage LLC. As of June 30, 2020, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

Minimum Net Worth

The minimum net worth requirement for Fannie Mae and Freddie Mac is defined as follows:

▪Base of $2.5 plus 25 basis points of outstanding UPB for total loans serviced.
▪Tangible Net Worth comprises of total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.

The minimum net worth requirement for Ginnie Mae is defined as follows:

▪The sum of (i) base of $2.5 plus 35 basis points of the issuer’s total single-family effective outstanding obligations, and (ii) base of $5 plus 1% of the total effective HMBS outstanding obligations.
▪Tangible Net Worth is defined as total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets. Effective for fiscal year 2020, under the Ginnie Mae MBS Guide, the issuers will no longer be permitted to include deferred tax assets when computing the minimum net worth requirement.
Minimum Capital Ratio

▪In addition to the minimum net worth requirement, we are also required to hold a ratio of Tangible Net Worth to Total Assets (excluding HMBS securitizations) greater than 6%.

Minimum Liquidity

The minimum liquidity requirement for Fannie Mae and Freddie Mac is defined as follows:

▪3.5 basis points of total Agency Mortgage Servicing, plus
▪Incremental 200 basis points times the sum of the following:
•The total UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is not in forbearance, plus
•The total UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is in forbearance and which were delinquent at the time it entered forbearance, plus
•30% of the UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is in forbearance and which were current at the time it entered forbearance
▪This liquidity must only be maintained to the extend this sum exceeds 6% of the total Agency Mortgage Servicing UPB.
▪Allowable assets for liquidity may include: cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.

The minimum liquidity requirement for Ginnie Mae is defined as follows:

▪Maintain liquid assets equal to the greater of $1 or 10 basis points of our outstanding single-family MBS.
▪Maintain liquid assets equal to at least 20% of our net worth requirement for HECM MBS.

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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Note 15, Capital Requirements, for additional information.

Table 31. Debt

	June 30, 2020	December 31, 2019
Advance facilities, net	$475	$422
Warehouse facilities, net	4,031	4,575
Unsecured senior notes, net	2,261	2,366

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

As a servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. As of June 30, 2020, unsecuritized borrower draws totaled $53, and our maximum unfunded advance obligation related to these reverse mortgage loans was $2,408.

Unsecured Senior Notes
In 2018 and 2020, we completed offerings of unsecured senior notes, which mature on various dates through January 2027. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.000% to 9.125%. Refer to Note 10, Payables and Other Liabilities, for the contractual maturities of unsecured senior notes.

Contractual Obligations

As of June 30, 2020, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except for the following, in connection with the issuance of the 2027 Notes and redemption of the 2021 and 2022 notes during the six months ended June 30, 2020:

Table 32. Contractual Obligations

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Unsecured senior notes	$—	$—	$950	$1,350	$2,300
Interest payment from unsecured senior notes	182	363	248	175	968
Total	$182	$363	$1,198	$1,525	$3,268

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 14, Fair Value Measurements, in notes to consolidated financial statements, business combinations and goodwill, and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing, (iii) the valuation of the mortgage servicing rights financing liability and (iv) the valuation of IRLCs and LPCs. For further information on our critical accounting policies, please refer to the Company’s Annual Reports on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies since December 31, 2019. During the three months ended March 31, 2020, we updated the policies for reserves related to certain financial assets that are subject to CECL accounting in connection with adoption of ASU 2016-13. The update did not have material impact on the consolidated financial statements. See Note 1, Nature of Business and Basis of Presentation, in the consolidated financial statements which is incorporated herein for details.

Recent Accounting Developments

Below lists recently issued accounting pronouncements applicable to us but not yet effective.

Accounting Standards Update 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU 2019-12”) simplifies accounting for income taxes by removing certain exceptions from the general principles in Topic 740 including elimination of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income. ASU 2019-12 also clarifies and amends certain guidance in Topic 740. ASU 2019-12 is effective for public companies for fiscal years beginning after December 15, 2020, including interim periods, with early adoption of all amendments in the same period permitted. We are currently assessing the impact of ASU 2019-12, but does not believe it will have a material impact on our consolidated financial statements.

Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedge accounting and other transactions affected by the transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reasons, interest rates on our floating rate loans, obligation derivatives, and other financial instruments tied to LIBOR rates, may be affected and need renegotiation with its lenders. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. We are currently assessing the impact of ASU 2020-04 on our consolidated financial statements.

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

Direct-to-consumer originations (“DTC”).  A type of mortgage loan origination pursuant to which a lender markets refinancing and purchase money mortgage loans directly to selected consumers through telephone call centers, the Internet or other means.

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

We used June 30, 2020 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2020 given hypothetical instantaneous parallel shifts in the yield curve. Results could differ materially.

Table 33. Change in Fair Value

	June 30, 2020
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(114)	$127
Mortgage loans held for sale at fair value	11	(14)
Derivative financial instruments:
Interest rate lock commitments	42	(54)
Forward MBS trades	(3)	4
Total change in assets	(64)	63
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(4)	4
Excess spread financing at fair value	(17)	20
Derivative financial instruments:
Forward MBS trades	43	(55)
Total change in liabilities	22	(31)
Total, net change	$(86)	$94

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2020.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In particular, as previously disclosed, we continue to progress towards resolution of certain legacy regulatory matters with (i) the CFPB, (ii) the multi-state committee of mortgage banking regulators and various State Attorneys General and (iii) the Executive Office of the United States Trustee, all of which involve examination findings in prior years for alleged violations of certain laws related to our business practices. We believe that we have reached a settlement in principle to resolve these matters with each of these parties. Accordingly, we recorded an additional accrual during the three months ended June 30, 2020 in addition to amounts previously accrued and believe that we have fully accrued for these matters.

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not make any repurchases of our shares during the three months ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101.)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MR. COOPER GROUP INC.

July 30, 2020	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

July 30, 2020	/s/ Christopher G. Marshall
Date	Christopher G. Marshall Vice Chairman & Chief Financial Officer (Principal Financial and Accounting Officer)