Form 10-Q
period 2020-09-30
Mr. Cooper Group Inc.
filed 2020-10-29
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12(b)-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of October 23, 2020 was 90,853,569.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$946	$329
Restricted cash	229	283
Mortgage servicing rights, $2,663 and $3,496 at fair value, respectively	2,669	3,502
Advances and other receivables, net of reserves of $191 and $175, respectively	745	988
Reverse mortgage interests, net of purchase discount of $125 and $114, respectively	5,460	6,279
Mortgage loans held for sale at fair value	3,817	4,077
Property and equipment, net of accumulated depreciation of $84 and $55, respectively	114	112
Deferred tax assets, net	1,344	1,345
Other assets	6,431	1,390
Total assets	$21,755	$18,305

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,167	$2,366
Advance and warehouse facilities, net	4,851	4,997
Payables and other liabilities	6,590	2,016
MSR related liabilities - nonrecourse at fair value	1,091	1,348
Mortgage servicing liabilities	44	61
Other nonrecourse debt, net	4,671	5,286
Total liabilities	19,414	16,074
Commitments and contingencies (Note 15)
Preferred stock at $0.00001 - 10 million shares authorized, 1.0 million shares issued and outstanding, respectively; aggregate liquidation preference of ten dollars, respectively	—	—
Common stock at $0.01 par value - 300 million shares authorized, 92.0 million and 91.1 million shares issued, respectively	1	1
Additional paid-in-capital	1,120	1,109
Retained earnings	1,243	1,122
Treasury shares at cost - 1.2 million and zero shares, respectively	(24)	—
Total Mr. Cooper stockholders’ equity	2,340	2,232
Non-controlling interests	1	(1)
Total stockholders’ equity	2,341	2,231
Total liabilities and stockholders’ equity	$21,755	$18,305

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Service related, net	$227	$258	$186	$479
Net gain on mortgage loans held for sale	645	360	1,594	788
Total revenues	872	618	1,780	1,267
Expenses:
Salaries, wages and benefits	275	250	769	703
General and administrative	156	228	525	710
Total expenses	431	478	1,294	1,413
Interest income	56	163	250	459
Interest expense	(165)	(196)	(534)	(572)
Other income (expense), net	(51)	—	(50)	16
Total other expenses, net	(160)	(33)	(334)	(97)
Income (loss) before income tax expense (benefit)	281	107	152	(243)
Less: Income tax expense (benefit)	67	24	36	(52)
Net income (loss)	214	83	116	(191)
Less: Net income (loss) attributable to non-controlling interests	5	(1)	2	(2)
Net income (loss) attributable to Mr. Cooper	209	84	114	(189)
Less: Undistributed earnings attributable to participating stockholders	2	1	1	—
Net income (loss) attributable to common stockholders	$207	$83	$113	$(189)

Net income (loss) per common share attributable to Mr. Cooper:
Basic	$2.26	$0.91	$1.23	$(2.08)
Diluted	$2.18	$0.90	$1.20	$(2.08)

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at June 30, 2019	1,000	$—	91,061	$1	$1,100	$575	$—	$1,676	$2	$1,678
Shares issued under incentive compensation plan	—	—	26	—	1	—	—	1	—	1
Share-based compensation	—	—	—	—	5	—	—	5	—	5
Net income (loss)	—	—	—	—	—	84	—	84	(1)	83
Balance at September 30, 2019	1,000	$—	91,087	$1	$1,106	$659	$—	$1,766	$1	$1,767

Balance at June 30, 2020	1,000	$—	92,022	$1	$1,114	$1,034	$—	$2,149	$(4)	$2,145
Shares issued under incentive compensation plan	—	—	19	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6	—	—	6	—	6
Repurchase of common stock	—	—	(1,187)	—	—	—	(24)	(24)	—	(24)
Net income	—	—	—	—	—	209	—	209	5	214
Balance at September 30, 2020	1,000	$—	90,854	$1	$1,120	$1,243	$(24)	$2,340	$1	$2,341

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2019	1,000	$—	90,821	$1	$1,093	$848	$—	$1,942	$3	$1,945
Shares issued / (surrendered) under incentive compensation plan	—	—	266	—	(1)	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	14	—	—	14	—	14
Net loss	—	—	—	—	—	(189)	—	(189)	(2)	(191)
Balance at September 30, 2019	1,000	$—	91,087	$1	$1,106	$659	$—	$1,766	$1	$1,767

Balance at January 1, 2020	1,000	$—	91,118	$1	$1,109	$1,122	$—	$2,232	$(1)	$2,231
Shares issued / (surrendered) under incentive compensation plan	—	—	923	—	(5)	—	—	(5)	—	(5)
Share-based compensation	—	—	—	—	16	—	—	16	—	16
Cumulative effect adjustments pursuant to the adoption of ASU 2016-13	—	—	—	—	—	7	—	7	—	7
Repurchase of common stock	—	—	(1,187)	—	—	—	(24)	(24)	—	(24)
Net income	—	—	—	—	—	114	—	114	2	116
Balance at September 30, 2020	1,000	$—	90,854	$1	$1,120	$1,243	$(24)	$2,340	$1	$2,341

See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income (loss)	$116	$(191)
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Deferred tax benefit	(1)	(53)
Net gain on mortgage loans held for sale	(1,594)	(788)
Interest income on reverse mortgage loans	(158)	(241)
Provision for servicing and non-servicing reserves	18	53
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	1,258	998
Fair value changes in excess spread financing	(132)	(190)
Fair value changes in mortgage servicing rights financing liability	10	15
Fair value changes in mortgage loans held for investment	—	(3)
Amortization of premiums, net of discount accretion	45	(38)
Depreciation and amortization for property and equipment and intangible assets	56	67
Share-based compensation	16	14
Loss on redemption of unsecured senior notes	52	—
Other loss	17	5
Repurchases of forward loan assets out of Ginnie Mae securitizations	(3,173)	(1,823)
Mortgage loans originated and purchased for sale, net of fees	(38,709)	(27,673)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	43,040	27,916
Changes in assets and liabilities:
Advances and other receivables	228	264
Reverse mortgage interests	1,031	1,700
Other assets	(4,797)	9
Payables and other liabilities	4,555	(69)
Net cash attributable to operating activities	1,878	(28)

Investing Activities
Acquisitions, net of cash acquired	—	(85)
Property and equipment additions, net of disposals	(43)	(38)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(39)	(454)
Proceeds on sale of forward and reverse mortgage servicing rights	44	298
Net cash attributable to investing activities	(38)	(279)
Continued on following page. See accompanying notes to the consolidated financial statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Nine Months Ended September 30,
	2020	2019
Financing Activities
(Decrease) increase in advance and warehouse facilities	(135)	1,835
Repayment of notes payable	—	(294)
Proceeds from HECM securitizations	516	398
Proceeds from sale of HECM securitizations	—	20
Repayment of HECM securitizations	(508)	(568)
Proceeds from issuance of participating interest financing in reverse mortgage interests	139	220
Repayment of participating interest financing in reverse mortgage interests	(845)	(1,472)
Proceeds from the issuance of excess spread financing	24	469
Settlements and repayments of excess spread financing	(159)	(182)
Issuance of unsecured senior debt	1,450	—
Repayment of nonrecourse debt – legacy assets	—	(29)
Redemption and repayment of unsecured senior notes	(1,686)	—
Repayment of finance lease liability	(1)	(3)
Surrender of shares relating to stock vesting	(5)	(1)
Repurchase of common stock	(24)	—
Debt financing costs	(43)	(5)
Net cash attributable to financing activities	(1,277)	388
Net increase in cash, cash equivalents, and restricted cash	563	81
Cash, cash equivalents, and restricted cash - beginning of period	612	561
Cash, cash equivalents, and restricted cash - end of period(1)	$1,175	$642

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$180	$166
Net cash paid (refunded) for income taxes	$40	$(4)

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amount reported within the consolidated balance sheets.

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$946	$371
Restricted cash	229	271
Total cash, cash equivalents, and restricted cash	$1,175	$642

See accompanying notes to the consolidated financial statements (unaudited).

MR COOPER GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc., collectively with its consolidated subsidiaries, (“Mr. Cooper,” the “Company,” “we,” “us” or “our”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper® and Xome®. Mr. Cooper is one of the largest home loan originators and servicers in the country focused on delivering a variety of servicing and lending products, services and technologies. Xome provides real estate services including real estate brokerage, title, closing, valuation and field services to lenders, investors and consumers. The Company’s corporate website is located at www.mrcoopergroup.com. The Company has provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in the MD&A section of this Form 10-Q.

On February 1, 2019, the Company completed the acquisition of all the limited liability units of Pacific Union Financial, LLC (“Pacific Union”), a California limited liability company. The final purchase price was $116, paid in cash, and the purchase price allocation was finalized as of December 31, 2019. Pacific Union was a privately held company that was engaged in the origination, as well as servicing of residential mortgage loans, and operated throughout the United States. The acquisition allows the Company to expand its servicing portfolio and increase its mortgage lending volume and capabilities.

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

Based upon management’s scoping analysis, the Company determined that reverse mortgage interests, net of reserves, advances and other receivables, net of reserves, and certain financial instruments included in other assets are within the scope of ASU 2016-13. Certain financial instruments within these respective line items have been determined to have limited expected credit-related losses due to the contractual servicing agreements with agencies and loan product guarantees. For advances and other receivables, net, the Company determined that the majority of estimated losses are due to servicing operational errors and credit-related losses are not significant because of the contractual relationships with the agencies. For reverse mortgage interests the Company determined that the guarantee from Federal Housing Administration (“FHA”) on Home Equity Conversion Mortgage (“HECM”) loan products limits credit-related losses to an immaterial amount with substantially all losses related to servicing operational errors. For other assets, primarily trade receivables, the Company determined that these are short-term in nature (less than one year), and the estimated credit-related losses over the life of these receivables are similar to those resulting from the Company’s existing loss reserve process. For each of the aforementioned financial instruments carried at amortized cost, the Company enhanced its processes to consider and include the requirements of ASU 2016-13, as applicable, into the determination of credit-related losses.

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

In connection with adoption of ASU 2016-13, the Company updated its accounting policies as follows:

For certain financial instruments included in advances and other receivables, net, and certain trade receivables and accrued revenues included in other assets that are within the scope of ASU 2016-13, the reserve methodology was revised to consider CECL losses. The revised CECL methodology considers expected lifetime loss rates calculated from historical data using a weighted average life to determine the current expected credit loss required. Due to the nature of the financial instrument, reverse mortgage interests, net of reserves, and advances and other receivables had limited impact from the adoption of CECL to the reserve methodology. See Note 3, Advances and Other Receivables, Net, and Note 4, Reverse Mortgage Interests, Net, for additional information.

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

MSRs and Related Liabilities	September 30, 2020	December 31, 2019
Forward MSRs - fair value	$2,663	$3,496
Reverse MSRs - amortized cost	6	6
Mortgage servicing rights	$2,669	$3,502

Mortgage servicing liabilities - amortized cost	$44	$61

Excess spread financing - fair value	$1,044	$1,311
Mortgage servicing rights financing - fair value	47	37
MSR related liabilities - nonrecourse at fair value	$1,091	$1,348

Mortgage Servicing Rights
The following table sets forth the activities of forward MSRs:

	Nine Months Ended September 30,
Forward MSRs - Fair Value	2020	2019
Fair value - beginning of period	$3,496	$3,665
Additions:
Servicing retained from mortgage loans sold	412	298
Purchases of servicing rights(1)	30	732
Dispositions:
Sales of servicing assets	—	(317)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	(782)	(716)
Other changes in fair value	(493)	(323)
Fair value - end of period	$2,663	$3,339

(1)Purchases of servicing rights during the nine months ended September 30, 2019 includes $271 of mortgage servicing rights that were acquired from Pacific Union. See Note 1, Nature of Business and Basis of Presentation, for further discussion. In addition, in 2019, the Company entered into a subservicing contract, resulting in additional $253 servicing rights in the second quarter of 2019.

During the nine months ended September 30, 2020 and 2019, the Company sold $94 and $25,639 in unpaid principal balance (“UPB”) of forward MSRs, of which none and $20,560 were retained by the Company as subservicer, respectively.

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

The following table provides a breakdown of UPB and fair value for the Company’s forward MSRs:

	September 30, 2020		December 31, 2019
Forward MSRs - UPB and fair value breakdown	UPB	Fair Value	UPB	Fair Value
Acquisition Pools
Credit sensitive	$122,422	$1,206	$147,895	$1,613
Interest sensitive	144,245	1,457	148,887	1,883
Total	$266,667	$2,663	$296,782	$3,496

Investor Pools
Agency(1)	$220,139	$2,234	$240,688	$2,944
Non-agency(2)	46,528	429	56,094	552
Total	$266,667	$2,663	$296,782	$3,496

(1)Agency investors primarily consist of government sponsored enterprises (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and the Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”), and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”).
(2)Non-agency investors consist of investors in private-label securitizations.

The Company used the following key weighted-average inputs and assumptions in estimating the fair value of forward MSRs:

Forward MSRs - Key inputs and assumptions	September 30, 2020	December 31, 2019
Total MSR Portfolio
Discount rate	9.5%	9.7%
Prepayment speeds	14.4%	13.1%
Average life	5.2 years	5.8 years

Acquisition Pools
Credit Sensitive
Discount rate	10.0%	10.4%
Prepayment speeds	12.6%	12.7%
Average life	5.6 years	6.0 years

Interest Sensitive
Discount rate	9.0%	9.1%
Prepayment speeds	15.9%	13.5%
Average life	4.9 years	5.7 years

Investor Pools
Agency
Discount rate	8.9%	9.0%
Prepayment speeds	14.5%	13.0%
Average life	5.1 years	5.8 years

Non-agency
Discount rate	12.0%	12.6%
Prepayment speeds	13.9%	13.8%
Average life	5.5 years	6.2 years

The following table shows the hypothetical effect on the fair value of the Company’s forward MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Discount Rate		Total Prepayment Speeds
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2020
Mortgage servicing rights	$(87)	$(179)	$(157)	$(321)

December 31, 2019
Mortgage servicing rights	$(127)	$(245)	$(165)	$(317)

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

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
The Company services certain HECM reverse mortgage loans with an unpaid principal balance of $20,006 and $22,725 as of September 30, 2020 and December 31, 2019, respectively. The following table sets forth the activities of reverse MSRs and mortgage servicing liabilities (“MSL”):

	Nine Months Ended September 30,
	2020		2019
Reverse MSRs and Liabilities - Amortized Cost	Assets	Liabilities	Assets	Liabilities
Balance - beginning of period	$6	$61	$11	$71
Amortization/accretion	—	(17)	2	(39)
Adjustments(1)	—	—	(6)	37
Balance - end of the period	$6	$44	$7	$69
Fair value - end of period	$6	$7	$7	$41

(1)Reverse MSR and MSL net adjustments recorded by the Company during the nine months ended September 30, 2019 primarily relate to the finalization of the preliminary fair value estimates recorded in connection with the merger of Nationstar Mortgage Holdings, Inc. (the “Merger”).

Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management’s assessment at September 30, 2020, no impairment or increased obligation was needed.

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $1,044 and $1,311 as of September 30, 2020 and December 31, 2019, respectively.

The Company used the following key weighted-average assumptions in the Company’s valuation of excess spread financing:

Excess Spread Financing Key Assumptions	September 30, 2020	December 31, 2019
Discount rate	11.9%	11.6%
Prepayment speeds	13.6%	12.6%
Recapture rate	19.1%	20.1%
Average life	5.3 years	5.8 years

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2020
Excess spread financing	$35	$72	$44	$92

December 31, 2019
Excess spread financing	$46	$95	$46	$96

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $47 and $37 as of September 30, 2020 and December 31, 2019, respectively.

The following table sets forth the key weighted-average assumptions used in the valuation of the MSR financing liability:

Mortgage Servicing Rights Financing Key Assumptions	September 30, 2020	December 31, 2019
Advance financing and counterparty fee rates	8.2%	8.9%
Annual advance recovery rates	20.2%	18.8%

Servicing Segment Revenues
The following table sets forth the items comprising total revenues for the Servicing segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenues - Servicing	2020	2019	2020	2019
Contractually specified servicing fees(1)	$282	$305	$864	$893
Other service-related income(1)	59	51	170	133
Incentive and modification income(1)	12	12	30	29
Late fees(1)	18	30	65	82
Reverse servicing fees	6	7	19	24
Mark-to-market adjustments(2)	(29)	(83)	(673)	(607)
Counterparty revenue share(3)	(104)	(86)	(268)	(204)
Amortization, net of accretion(4)	(112)	(73)	(290)	(152)
Total revenues - Servicing	$132	$163	$(83)	$198

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues.
(2)Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $7 and $18 during the three months ended September 30, 2020 and 2019, and $20 and $46 during the nine months ended September 30, 2020 and 2019, respectively.
(3)Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSR financing arrangements.
(4)Amortization is net of excess spread accretion of $96 and $77 and MSL accretion of $4 and $10 during the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, amortization is net of excess spread accretion of $243 and $172 and MSL accretion of $17 and $39, respectively.

3. Advances and Other Receivables, Net

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	September 30, 2020	December 31, 2019
Servicing advances, net of $92 and $131 purchase discount, respectively	$746	$970
Receivables from agencies, investors and prior servicers, net of $21 and $21 purchase discount, respectively	190	193
Reserves	(191)	(175)
Total advances and other receivables, net	$745	$988

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reserves for Advances and Other Receivables	2020	2019	2020	2019
Balance - beginning of period	$216	$98	$168	$47
Provision and other additions(1)	13	35	72	102
Write-offs	(38)	(3)	(49)	(19)
Balance - end of period	$191	$130	$191	$130

(1)The Company recorded a provision of $7 and $18 through the MTM adjustments in revenues - service related, net, in the consolidated statements of operations during the three months ended September 30, 2020 and 2019, respectively, and $20 and $46 during the nine months ended September 30, 2020 and 2019, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$117	$21	$156	$48
Utilization of purchase discounts	(25)	—	(8)	—
Balance - end of period	$92	$21	$148	$48

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$131	$21	$205	$48
Addition from acquisition	—	—	19	—
Utilization of purchase discounts	(39)	—	(76)	—
Balance - end of period	$92	$21	$148	$48

Credit Loss for Advances and Other Receivables
As described in Note 1, Nature of Business and Basis of Presentation, advances and other receivables are within the scope of ASU 2016-13, and the Company modified its accounting policy regarding its assessment of reserves for credit-related losses in accordance with CECL framework. During the three and nine months ended September 30, 2020, the Company increased the CECL reserve by $13 and $27, respectively. As of September 30, 2020, the total CECL reserve was $44, of which $27 and $17 was recorded in reserves and purchase discount for advances and other receivables, respectively.

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

4. Reverse Mortgage Interests, Net

Reverse mortgage interests, net, consists of the following:

Reverse Mortgage Interests, Net	September 30, 2020	December 31, 2019
Participating interests in HECM mortgage-backed securities (“HMBS”)	$3,663	$4,282
Other interests securitized	1,002	994
Unsecuritized interests	920	1,117
Purchase discount, net	(125)	(114)
Total reverse mortgage interests, net	$5,460	$6,279

Participating Interests in HMBS
The Company does not originate reverse mortgages, but during the nine months ended September 30, 2020 and 2019, a total of $134 and $211 in UPB associated with new draws on existing loans was transferred to GNMA and securitized by the Company, respectively.

In March 2019, the Company entered into an agreement with Fannie Mae for the transfer of reverse mortgage loans. As a result, $61 was transferred from Fannie Mae and securitized into GNMA HMBS during the nine months ended September 30, 2019. There was no such activity during the nine months ended September 30, 2020.

Other Interests Securitized
The reverse mortgage interests under other interest securitized have been transferred to private securitization trusts and are accounted for as a secured borrowing. During the nine months ended September 30, 2020, the Company securitized a total of $516 UPB through Trust 2020-1 and a total of $337 UPB from Trust 2018-2 and Trust 2018-3 was called and the related debt was extinguished. During the nine months ended September 30, 2019, the Company securitized a total of $398 UPB through Trust 2019-1 and a total of $249 UPB from Trust 2017-2 was called and the related debt was extinguished. The Company sold $20 UPB of Trust 2018-3 during the nine months ended September 30, 2019. Refer to Other Nonrecourse Debt in Note 9, Indebtedness for additional information.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consist of the following:

Unsecuritized interests	September 30, 2020	December 31, 2019
Repurchased HECM loans (exceeds 98% of their Max Claim Amount (“MCA”))	$634	$789
HECM related receivables(1)	213	250
Funded borrower draws not yet securitized	56	64
Real estate owned (“REO”) related receivables	17	14
Total unsecuritized interests	$920	$1,117

(1)HECM related receivables consist primarily of receivables from FNMA for corporate advances and service fees and claims receivables from the U.S. Department of Housing and Urban Development (“HUD”) on reverse mortgage interests.

The Company repurchased a total of $912 and $2,132 of HECM loans out of GNMA HMBS securitizations during the nine months ended September 30, 2020 and 2019, respectively, of which $244 and $561 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively. To the extent a loan is not subject to applicable servicing agreements and assigned to a third party, the loan is either subject to assignment to HUD, per contractual obligations with GNMA, liquidated via a payoff from the borrower or liquidated via a foreclosure according to the terms of the underlying mortgage. The Company assigned a total of $630 and $1,458 of HECM loans to HUD during the nine months ended September 30, 2020 and 2019, respectively.

Purchase Discount, net, for Reverse Mortgage Interests
The following table sets forth the activities of the purchase discounts, net, for reverse mortgage interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
Purchase discount, net, for reverse mortgage interests(1)	2020	2019	2020	2019
Balance - beginning of period	$(127)	$(163)	$(114)	$(164)
Adjustments(2)	—	—	—	(24)
Utilization of purchase discounts(3)	8	40	27	80
Amortization, net of accretion	(6)	(1)	(38)	(16)
Balance - end of period	$(125)	$(124)	$(125)	$(124)

(1)Net position as certain items are in a premium/(discount) position, based on the characteristics of underlying tranches of loans.
(2)Adjustments during the nine months ended September 30, 2019 due to revised cost to service assumption utilized in the valuation of reverse mortgage assets and liabilities acquired from the Merger.
(3)Utilization of purchase discounts on liquidated loans, for which the remaining receivable was written off.

Credit Loss for Reverse Mortgage Interests
As described in Note 1, Nature of Business and Basis of Presentation, reverse mortgage interests are within the scope of ASU 2016-13, requiring an assessment of reserves regarding credit-related losses in accordance with the CECL framework. Upon applying ASU 2016-13, the Company determined that credit-related losses are immaterial given the government insured nature of the HECM loan product. Any expected credit-related losses are contemplated in the Company’s existing reserve methodology due to the nature of this financial instrument. Accordingly, no cumulative effect adjustment was required upon adoption of ASU 2016-13 on January 1, 2020 and no additional CECL reserve was recorded as of September 30, 2020.

The credit-risk characteristics of reverse mortgage interests do not vary with time as the financial instruments have no contractual life or financial profile as the primary counterparty is the government agency insuring the loans.

Reverse Mortgage Interest Income
Total interest earned on the Company’s reverse mortgage interests was $41 and $74 during the three months ended September 30, 2020 and 2019, respectively, and $158 and $241 during the nine months ended September 30, 2020 and 2019, respectively.

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	September 30, 2020	December 31, 2019
Mortgage loans held for sale – UPB	$3,642	$3,949
Mark-to-market adjustment(1)	175	128
Total mortgage loans held for sale	$3,817	$4,077

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Nine Months Ended September 30,
Mortgage Loans Held for Sale	2020	2019
Balance - beginning of period	$4,077	$1,631
Loans sold	(42,185)	(27,413)
Mortgage loans originated and purchased, net of fees	38,709	28,209
Repurchase of loans out of Ginnie Mae securitizations	3,173	1,823
Net change in unrealized gain (loss) of loans held for sale	36	2
Net transfers of mortgage loans held for sale(1)	7	15
Balance - end of period	$3,817	$4,267

(1)Amount reflects transfers to other assets for loans transitioning into REO status and transfers to advances and other receivables, net, for claims made on certain government insurance mortgage loans. Transfers out are net of transfers in upon receipt of proceeds from an REO sale or claim filing.

During the nine months ended September 30, 2020 and 2019, the Company received proceeds of $43,040 and $27,778, respectively, on the sale of mortgage loans held for sale, resulting in gains of $855 and $365, respectively.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	September 30, 2020		December 31, 2019
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$49	$39	$29	$22

(1)Non-accrual UPB includes $37 and $25 of UPB related to Ginnie Mae repurchased loans as of September 30, 2020 and December 31, 2019, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $20 and $21 as of September 30, 2020 and December 31, 2019, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $5,395 and $560 as of September 30, 2020 and December 31, 2019, respectively, which are included in both other assets and payables and other liabilities in the consolidated balance sheets. Loans subject to repurchase from Ginnie Mae as of September 30, 2020 include $5,095 loans in forbearance related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) whereby no payments have been received from borrowers for greater than 90 days.

7. Goodwill and Intangible Assets

The Company had goodwill of $120 as of September 30, 2020 and December 31, 2019. The Company had intangible assets of $45 and $74 as of September 30, 2020 and December 31, 2019, respectively. Goodwill and intangible assets are included in other assets within the consolidated balance sheets.

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

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments:

		September 30, 2020		Nine Months Ended September 30, 2020
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2020	$1,908	$75	$43
Derivative financial instruments
IRLCs	2020-2021	10,967	414	279
LPCs	2020	5,217	38	26
Forward MBS trades	2020-2021	11,452	23	17
Total derivative financial instruments - assets		$27,636	$475	$322
Liabilities
Derivative financial instruments
IRLCs	2020	$2	$—	$—
LPCs	2020	598	2	(1)
Forward MBS trades	2020-2021	15,974	42	30
Total derivative financial instruments - liabilities		$16,574	$44	$29

		September 30, 2019		Nine Months Ended September 30, 2019
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2019	$1,508	$35	$9
Derivative financial instruments
IRLCs	2019	4,964	144	84
LPCs	2019	1,397	18	17
Forward MBS trades	2019	3,054	8	6
Eurodollar futures	2019-2021	6	—	—
Total derivative financial instruments - assets		$9,421	$170	$107
Liabilities
Derivative financial instruments
IRLCs	2019	$15	$—	$—
LPCs	2019	547	3	3
Forward MBS trades	2019	5,667	16	(8)
Eurodollar futures	2019-2021	8	—	—
Total derivative financial instruments - liabilities		$6,237	$19	$(5)

Associated with the Company’s derivatives are $14 and $6 in collateral deposits on derivative instruments recorded in other assets in the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the consolidated balance sheets.

9. Indebtedness

Notes Payable

					September 30, 2020		December 31, 2019
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$875 advance facility(1)	CP+2.5% to 6.5%	April 2021	Servicing advance receivables	$875	$144	$169	$37	$88
$640 advance facility(2)	LIBOR+3.9%	August 2022	Servicing advance receivables	640	144	196	—	—
$425 advance facility(3)	LIBOR+2.8% to 6.5%	October 2021	Servicing advance receivables	425	206	261	224	285
$250 advance facility(4)	LIBOR+1.5% to 2.6%	December 2020	Servicing advance receivables	250	—	—	98	167
$100 advance facility	LIBOR+2.5%	January 2021	Servicing advance receivables	100	75	102	63	125
Advance facilities principal amount					569	728	422	665

Warehouse Facilities
$1,500 warehouse facility	LIBOR+1.7%	June 2021	Mortgage loans or MBS	1,500	666	634	759	733
$1,200 warehouse facility	LIBOR+1.5% to 3.0%	November 2020	Mortgage loans or MBS	1,200	564	610	683	724
$1,050 warehouse facility(5)	LIBOR+1.8% to 3.9%	September 2022	Mortgage loans or MBS	1,050	627	679	589	656

					September 30, 2020		December 31, 2019
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
$750 warehouse facility	LIBOR+1.8%	August 2021	Mortgage loans or MBS	750	574	591	—	—
$750 warehouse facility	LIBOR+1.7% to 2.8%	October 2021	Mortgage loans or MBS	750	472	481	411	425
$750 warehouse facility(6)	LIBOR+2.3%	September 2022	Mortgage loans or MBS	750	105	135	54	78
$700 warehouse facility(7)	LIBOR+1.3% to 2.2%	November 2020	Mortgage loans or MBS	700	488	505	469	488
$600 warehouse facility	LIBOR+2.2%	February 2021	Mortgage loans or MBS	600	156	185	174	202
$500 warehouse facility	LIBOR+2.5% to 4.0%	May 2021	Mortgage loans or MBS	500	—	—	336	349
$300 warehouse facility	LIBOR+1.4%	January 2021	Mortgage loans or MBS	300	258	258	136	136
$250 warehouse facility(8)	LIBOR+1.4% to 2.3%	December 2020	Mortgage loans or MBS	250	—	—	762	783
$200 warehouse facility	LIBOR+1.8%	April 2021	Mortgage loans or MBS	200	72	74	27	27
$200 warehouse facility	LIBOR+1.3%	November 2020	Mortgage loans or MBS	200	—	—	—	—
$50 warehouse facility	LIBOR+1.8% to 4.8%	April 2021	Mortgage loans or MBS	50	43	45	11	15
$40 warehouse facility	LIBOR+3.3%	January 2021	Mortgage loans or MBS	40	3	4	5	6
Warehouse facilities principal amount					4,028	4,201	4,416	4,622

MSR Facilities
$450 warehouse facility(9)	LIBOR+5.1%	May 2021	MSR	450	—	—	150	945
$260 warehouse facility(2)	LIBOR+3.9%	August 2022	MSR	260	256	659	—	—
$200 warehouse facility(10)	LIBOR+3.5%	August 2021	MSR	200	—	187	—	200
$150 warehouse facility(5)	LIBOR+3.8%	September 2022	MSR	150	—	149	—	130
$50 warehouse facility	LIBOR+2.8%	November 2020	MSR	50	10	80	10	84
MSR facilities principal amount					266	1,075	160	1,359

Advance, warehouse and MSR facilities principal amount					4,863	$6,004	4,998	$6,646
Unamortized debt issuance costs					(12)		(1)
Advance and warehouse facilities, net					$4,851		$4,997

Pledged Collateral for warehouse and MSR facilities:
Mortgage loans held for sale					$3,560	$3,637	$3,826	$3,931
Reverse mortgage interests					468	564	590	691
MSR					266	1,075	160	1,359

(1)The capacity amount for this advance facility increased from $125 to $875 in April 2020.
(2)Total capacity for this facility is $900, of which $640 is internally allocated for Advance financing and $260 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations.
(3)The capacity amount for this advance facility increased from $325 to $425 in April 2020.
(4)This advance facility was terminated and transferred to another advance facility in April 2020.
(5)Total capacity amount for this facility is $1,200, of which $150 is a sublimit for MSR financing. The capacity amount increased from $800 to $1,200 in September 2020.
(6)The capacity amount for this warehouse facility increased from $200 to $750 in September 2020.
(7)The capacity amount for this warehouse facility was subsequently increased to $1,500 in October 2020 with a maturity date of October 2021.
(8)The capacity amount for this warehouse facility decreased from $1,000 to $250 in May 2020.
(9)This MSR facility was terminated in August 2020.
(10)The capacity amount for this MSR facility decreased from $400 to $200 in August 2020.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured senior notes	September 30, 2020	December 31, 2019
$850 face value, 5.500% interest rate payable semi-annually, due August 2028(1)	$850	$—
$750 face value, 9.125% interest rate payable semi-annually, due July 2026	750	750
$600 face value, 6.000% interest rate payable semi-annually, due January 2027(2)	600	—
$600 face value, 6.500% interest rate payable semi-annually, due July 2021(3)	—	492
$300 face value, 6.500% interest rate payable semi-annually, due June 2022(3)	—	206
$950 face value, 8.125% interest rate payable semi-annually, due July 2023(4)	—	950
Unsecured senior notes principal amount	2,200	2,398
Unamortized debt issuance costs, premium and discount	(33)	(32)
Unsecured senior notes, net	$2,167	$2,366

(1)On August 6, 2020, the Company completed an offering of $850 aggregate principal amount of 5.500% Senior Notes due 2028 (the “2028 Notes”)
(2)On January 16, 2020, the Company completed an offering of $600 aggregate principal amount of 6.000% Senior Notes due 2027 (the “2027 Notes”).
(3)This note was redeemed in full on February 15, 2020 using the net proceeds of the 2027 Notes offering, together with cash on hand.
(4)This note was redeemed in full on August 13, 2020 using the net proceeds of the 2028 Notes offering, together with cash on hand.

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. During the nine months ended September 30, 2020, the Company repaid $100 in principal of outstanding notes. Additionally, the Company redeemed $950 and $1,548 in principal of outstanding notes during the three and nine months ended September 30, 2020, resulting in a net loss of $53 and $52, respectively. No notes were repurchased or redeemed during the three and nine months ended September 30, 2019.

As of September 30, 2020, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2020 through 2024	$—
Thereafter	2,200
Total unsecured senior notes principal amount	$2,200

Other Nonrecourse Debt
Other nonrecourse debt consists of the following:

						September 30, 2020	December 31, 2019
Other nonrecourse debt	Issue Date	Maturity Date	Interest Rate	Class of Note	Collateral Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	0.3%-5.6%	—	$—	$3,664	$4,284
Securitization of nonperforming HECM loans
Trust 2020-1	September 2020	September 2030	1.3%-7.5%	A, M1, M2, M3, M4, M5	519	516	—
Trust 2019-2	November 2019	November 2029	2.3%-6.0%	A, M1, M2, M3, M4, M5	275	259	333
Trust 2019-1	June 2019	June 2029	2.7%-6.0%	A, M1, M2, M3, M4, M5	248	226	302
Trust 2018-3(2)	November 2018	November 2028	3.6%-6.0%	A, M1, M2, M3, M4, M5	—	—	209
Trust 2018-2(2)	July 2018	July 2028	3.2%-6.0%	A, M1, M2, M3, M4, M5	—	—	148
Other nonrecourse debt principal amount						4,665	5,276
Unamortized debt issuance costs, premium and discount						6	10
Other nonrecourse debt, net						$4,671	$5,286

(1)Amounts represent the Company’s participating interest in GNMA HMBS securitized portfolios.
(2)As discussed in Note 4, Reverse Mortgage Interests, Net, Trust 2018-3 and Trust 2018-2 were collapsed and the related debt was extinguished during the nine months ended September 30, 2020.

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of September 30, 2020.

10. Securitizations and Financings

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

The Company has determined that the SPEs created in connection with certain advance facilities trusts should be consolidated as the Company is the primary beneficiary of each of these entities. Also, the Company consolidated certain reverse mortgage SPEs as it is the primary beneficiary of each of these entities. These SPEs include the Nationstar HECM Loan Trusts.

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s consolidated financial statements is presented below:

	September 30, 2020		December 31, 2019
Consolidated transactions with VIEs	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$44	$25	$66	$42
Reverse mortgage interests, net(1)	—	4,603	—	5,230
Advances and other receivables, net	430	—	540	—
Total assets	$474	$4,628	$606	$5,272

Liabilities
Advance facilities(2)	$347	$—	$359	$—
Payables and other liabilities	—	—	1	1
Participating interest financing	—	3,664	—	4,284
HECM Securitizations (HMBS)
Trust 2020-1	—	516	—	—
Trust 2019-2	—	259	—	333
Trust 2019-1	—	226	—	302
Trust 2018-3	—	—	—	209
Trust 2018-2	—	—	—	148
Total liabilities	$347	$4,665	$360	$5,277

(1)Amounts include net purchase discount of $62 and $46 as of September 30, 2020 and December 31, 2019, respectively.
(2)Refer to advance facilities in Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated securitization trusts	September 30, 2020	December 31, 2019
Total collateral balances - UPB	$1,378	$1,503
Total certificate balances	$1,378	$1,512

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of September 30, 2020 and December 31, 2019 and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	September 30, 2020	December 31, 2019
Unconsolidated securitization trusts	$179	$193

11. Earnings Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of earnings per share	2020	2019	2020	2019
Net income (loss) attributable to Mr. Cooper	$209	$84	$114	$(189)
Less: Undistributed earnings attributable to participating stockholders	2	1	1	—
Net income (loss) attributable to common stockholders	$207	$83	$113	$(189)

Net income (loss) per common share attributable to Mr. Cooper:
Basic	$2.26	$0.91	$1.23	$(2.08)
Diluted	$2.18	$0.90	$1.20	$(2.08)

Weighted average shares of common stock outstanding (in thousands):
Basic	91,682	91,080	91,688	91,012
Dilutive effect of stock awards(1)	2,563	117	1,529	—
Dilutive effect of participating securities(1)	839	839	839	—
Diluted	95,084	92,036	94,056	91,012

(1)For periods with net loss, the Company excluded potential common shares from the computation of diluted EPS because inclusion would be antidilutive.

12. Income Taxes

For the three and nine months ended September 30, 2020, the effective tax rate was 24.0% and 23.9%, respectively, which differed from the statutory federal rate of 21% primarily due to state income taxes, as well as unfavorable permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m). The effective tax rate increased during the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to the relative unfavorable tax impacts of the permanent differences on the annual effective rate.

For the three and nine months ended September 30, 2019, the effective tax rate was 22.3% and 21.5%, respectively, which differed from the statutory federal rate of 21% primarily due to permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m) and nondeductible meals and entertainment expenses, as well as other recurring items such as the state tax benefit.

13. Fair Value Measurements

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

There have been no significant changes to the valuation techniques and inputs used by the Company in estimating fair values of Level 2 and Level 3 assets and liabilities as disclosed in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2019, with the exception of the following:

Derivative Financial Instruments (Level 2 and Level 3) – During the three months ended June 30, 2020, the Company changed the fair value classification of its IRLCs and LPCs derivatives from Level 2 to Level 3. IRLCs and LPCs are carried at fair value primarily based on secondary market prices for underlying mortgage loans, which is observable data, with adjustments made to such observable data for the inherent value of servicing, which is an unobservable input. The fair value is also subject to adjustments for the estimated pull-through rate. The impact of the unobservable input to the overall valuation of IRLCs and LPCs was previously much less significant, resulting in a classification of Level 2 in the fair value hierarchy as of December 31, 2019. During the three months ended June 30,2020, market interest rates continued to decline and fell to record lows, which drove an increase in the volume of the Company’s IRLCs and LPCs and increased the impact of the unobservable input on the overall valuation of IRLCs and LPCs. Such increased impact of the unobservable input on the overall valuation resulted in a classification of Level 3 in the fair value hierarchy as of June 30, 2020.

For other derivatives, they are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, the Company classifies these contracts as Level 2 in the fair value disclosure.

Derivative financial instruments are recorded in other assets and payables and other liabilities within the consolidated balance sheets. See Note 8, Derivative Financial Instruments, for more information.

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
		Recurring Fair Value Measurements
Fair value - Recurring basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$3,817	$—	$3,817	$—
Forward mortgage servicing rights	2,663	—	—	2,663
Derivative financial instruments
IRLCs	414	—	—	414
Forward MBS trades	23	—	23	—
LPCs	38	—	—	38

Liabilities
Derivative financial instruments
Forward MBS trades	$42	$—	$42	$—
LPCs	2	—	—	2
Mortgage servicing rights financing	47	—	—	47
Excess spread financing	1,044	—	—	1,044

	December 31, 2019
		Recurring Fair Value Measurements
Fair value - Recurring basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$4,077	$—	$4,077	$—
Forward mortgage servicing rights	3,496	—	—	3,496
Derivative financial instruments
IRLCs	135	—	135	—
Forward MBS trades	7	—	7	—
LPCs	12	—	12	—

Liabilities
Derivative financial instruments
Forward MBS trades	$12	$—	$12	$—
LPCs	3	—	3	—
Mortgage servicing rights financing	37	—	—	37
Excess spread financing	1,311	—	—	1,311

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Nine Months Ended September 30, 2020
	Assets			Liabilities
Fair value - Level 3 assets and liabilities	Forward mortgage servicing rights	IRLCs	LPCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,496	$135	$12	$1,311	$37
Total gains or losses included in earnings	(1,275)	279	26	(132)	10
Purchases, issuances, sales, repayments and settlements
Purchases	30	—	—	—	—
Issuances	412	—	—	24	—
Settlements and repayments	—	—	—	(159)	—
Balance - end of period	$2,663	$414	$38	$1,044	$47

	Nine Months Ended September 30, 2019
	Assets		Liabilities
Fair value - Level 3 assets and liabilities	Forward mortgage servicing rights	Mortgage loans held for investment	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,665	$119	$1,184	$32
Total gains or losses included in earnings	(1,039)	3	(190)	15
Payments received from borrowers	—	(11)	—	—
Purchases, issuances, sales, repayments and settlements
Purchases	732	—	469	—
Issuances	298	—	—	—
Sales	(317)	(94)	—	—
Settlements and repayments	—	—	(182)	—
Transfers to mortgage loans held for sale	—	(12)	—	—
Transfers to real estate owned	—	(5)	—	—
Balance - end of period	$3,339	$—	$1,281	$47

The Company had LPCs liabilities of $2 and $3 as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company had an immaterial change in LPCs liabilities.

No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the nine months ended September 30, 2020, with the exception of the change in classification for IRLCs and LPCs from Level 2 fair value assets to Level 3 fair value assets as discussed above. No transfers were made into Level 3 fair value assets and liabilities for the Company during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, $12 was transferred from mortgage loans held for investment, a Level 3 fair value asset, to mortgage loans held for sale, a Level 2 fair value asset, in connection with the collapse of Trust 2009-A, the Company’s legacy portfolio, and sale of the loans held in the trust.

The tables below present the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	September 30, 2020
	Range		Weighted Average
Level 3 inputs	Min	Max
Forward MSR
Discount rate	8.3%	12.0%	9.5%
Prepayment speed	12.6%	19.2%	14.4%
Cost to service per loan(1)	$68	$295	$105

IRLCs
Value of servicing (basis points per loan)	(0.4)	2.1	1.2

Excess spread financing
Discount rate	9.8%	15.5%	11.9%
Prepayment speed	13.4%	14.0%	13.6%
Recapture rate	17.1%	23.5%	19.1%
Average life	5.2 years	5.5 years	5.3 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	6.4%	9.4%	8.2%
Annual advance recovery rates	18.6%	22.6%	20.2%

(1)Presented in whole dollar amounts.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	September 30, 2020
	Carrying Amount	Fair Value
Financial instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$946	$946	$—	$—
Restricted cash	229	229	—	—
Advances and other receivables, net	745	—	—	745
Reverse mortgage interests, net	5,460	—	—	5,574
Financial liabilities
Unsecured senior notes(1)	2,167	2,237	—	—
Advance and warehouse facilities(1)	4,851	—	4,851	—
Participating interest financing(1)	3,676	—	—	3,679
HECM Securitization (HMBS)(1)
Trust 2020-1	513	—	—	513
Trust 2019-2	257	—	—	257
Trust 2019-1	225	—	—	225

(1)The amounts are presented net of unamortized debt issuance costs, premium and discount.

	December 31, 2019
	Carrying Amount	Fair Value
Financial instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$329	$329	$—	$—
Restricted cash	283	283	—	—
Advances and other receivables, net	988	—	—	988
Reverse mortgage interests, net	6,279	—	—	6,318
Financial liabilities
Unsecured senior notes(1)	2,366	2,505	—	—
Advance and warehouse facilities(1)	4,997	—	4,997	—
Participating interest financing(1)	4,299	—	—	4,299
HECM Securitization (HMBS)(1)
Trust 2019-2	331	—	—	331
Trust 2019-1	300	—	—	300
Trust 2018-3	208	—	—	208
Trust 2018-2	148	—	—	148

(1)The amounts are presented net of unamortized debt issuance costs, premium and discount.

14. Capital Requirements

Certain of the Company’s secondary market investors require minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of September 30, 2020, the Company was in compliance with its selling and servicing capital requirements.

15. Commitments and Contingencies

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

In particular, the Company continues to progress towards resolution of certain legacy regulatory matters with (i) the CFPB, (ii) the multi-state committee of mortgage banking regulators and various State Attorneys General and (iii) the Executive Office of the United States Trustee, all of which involve examination findings in prior years for alleged violations of certain laws related to the Company’s business practices. The Company believes that it has reached a settlement in principle to resolve these matters with each of these parties. Accordingly, the Company believes that it has fully accrued for these matters as of September 30, 2020.

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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company, which includes legal settlements and the fees paid to external legal service providers, of $9 and $36 for the three and nine months ended September 30, 2020, respectively and $24 and $56 for the three and nine months ended September 30, 2019, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $3 to $20 in excess of the accrued liability (if any) related to those matters as of September 30, 2020. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables and reverse mortgage interests represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of September 30, 2020, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

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

The Company had certain reverse MSRs, reverse MSLs and reverse mortgage loans related to approximately $20,006 and $22,725 of UPB in reverse mortgage loans as of September 30, 2020 and December 31, 2019, respectively. As a servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers’ draws to the loan customers as required in accordance with the loan agreement. As of September 30, 2020 and December 31, 2019, the Company’s maximum unfunded advance obligation to fund borrower draws related to these reverse MSRs and loans was approximately $2,304 and $2,617, respectively. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

16. Business Segment Reporting

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

In the second quarter of 2020, the Company updated its presentation of segment assets to be aligned with a change in the reporting package provided to the Chief Operating Decision Maker. The presentation change had no impact on the segments' operations. Assets allocated to the Servicing segment include MSRs; advances and other receivables, except for co-issue MSR holdback; Servicing related mortgage loans held for sale; and other assets including property, plant and equipment, lease-related assets, prepaid assets, and goodwill. Assets allocated to Originations segment include co-issue MSR holdback in advances and other receivables; Originations related mortgage loans held for sale; derivative assets; and other assets including property, plant and equipment, lease-related assets, prepaid assets, and goodwill. Assets allocated to the Xome segment include cash and cash equivalents; tax-related assets; receivables; and other assets including property, plant and equipment, lease-related assets, prepaid assets, goodwill, and other intangible assets. All assets that are not specifically identified or allocated to a reporting segment are reported as part of Corporate/Other and include cash and cash equivalents; tax-related assets; and intangibles assets excluding goodwill and assets allocated to Xome. Eliminations are also included in Corporate/Other. Prior year financial information has been adjusted retrospectively to reflect the updated presentation.

The following tables present financial information by segment:

	Three Months Ended September 30, 2020
Financial information by segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net(1)	$92	$27	$108	$—	$227
Net gain on mortgage loans held for sale	40	605	—	—	645
Total revenues	132	632	108	—	872
Total expenses	99	195	94	43	431
Interest income	40	16	—	—	56
Interest expense	(105)	(15)	—	(45)	(165)
Other income (expenses), net	—	—	1	(52)	(51)
Total other (expenses) income, net	(65)	1	1	(97)	(160)
(Loss) income before income tax (benefit) expense	$(32)	$438	$15	$(140)	$281
Depreciation and amortization for property and equipment and intangible assets	$6	$5	$5	$3	$19
Total assets	$14,707	$4,250	$135	$2,663	$21,755

	Three Months Ended September 30, 2019
Financial information by segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net(1)	$126	$22	$112	$(2)	$258
Net gain on mortgage loans held for sale	37	312	—	11	360
Total revenues	163	334	112	9	618
Total expenses	171	155	101	51	478
Interest income	137	24	—	2	163
Interest expense	(120)	(24)	—	(52)	(196)
Other (expense) income, net	—	(1)	3	(2)	—
Total other income (expenses), net	17	(1)	3	(52)	(33)
Income (loss) before income tax expense (benefit)	$9	$178	$14	$(94)	$107
Depreciation and amortization for property and equipment and intangible assets	$5	$4	$4	$9	$22
Total assets	$12,065	$4,386	$172	$1,855	$18,478

	Nine Months Ended September 30, 2020
Financial information by segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net(1)	$(202)	$68	$320	$—	$186
Net gain on mortgage loans held for sale	119	1,475	—	—	1,594
Total revenues	(83)	1,543	320	—	1,780
Total expenses	370	528	285	111	1,294
Interest income	180	69	—	1	250
Interest expense	(335)	(55)	—	(144)	(534)
Other income (expense), net	—	—	3	(53)	(50)
Total other (expenses) income, net	(155)	14	3	(196)	(334)
(Loss) income before income tax (benefit) expense	$(608)	$1,029	$38	$(307)	$152
Depreciation and amortization for property and equipment and intangible assets	$14	$12	$11	$19	$56
Total assets	$14,707	$4,250	$135	$2,663	$21,755

	Nine Months Ended September 30, 2019
Financial information by segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net(1)	$108	$57	$316	$(2)	$479
Net gain on mortgage loans held for sale	90	687	—	11	788
Total revenues	198	744	316	9	1,267
Total expenses	555	404	301	153	1,413
Interest income	388	64	—	7	459
Interest expense	(343)	(67)	—	(162)	(572)
Other income (expense), net	—	4	14	(2)	16
Total other income (expenses), net	45	1	14	(157)	(97)
(Loss) income before income tax (benefit) expense	$(312)	$341	$29	$(301)	$(243)
Depreciation and amortization for property and equipment and intangible assets	$13	$13	$11	$30	$67
Total assets	$12,065	$4,386	$172	$1,855	$18,478

(1)Service related, net revenues for Corporate/Other include intersegment eliminations.

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

Overview

We are a leading servicer and originator of residential mortgage loans and a provider of real estate services through our Xome subsidiary. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2006 to $588 billion as of September 30, 2020. We believe this track record reflects our strong operating capabilities, which include a proprietary low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology. More information on the Company is available at investors.mrcoopergroup.com. Information contained on our website is not, and should not be deemed to be, a part of this report.

Our strategy is to position the Company for sustainable long-term growth, drive improved efficiency and profitability, and generate a return on tangible equity of 12% or higher. Key strategic priorities include the following:

•Strengthen our balance sheet by reducing leverage, building liquidity, and managing interest rate and credit risk;
•Improve efficiency by driving continuous improvement in unit costs for Servicing, Originations, and Xome, as well as by taking corporate actions to eliminate costs throughout the organization;
•Grow and strengthen our customer base in each of our segments;
•Reinvent the customer experience by acting as the customer’s advocate and by harnessing technology to deliver user-friendly digital solutions;
•Sustain the talent of our people and the culture of our organization; and
•Maintain strong relationships with agencies, investors, regulators, and other counterparties and a strong reputation for compliance and customer service.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic introduces unprecedented uncertainty in the economy, including the risk of a significant employment shock and recessionary conditions, with implications for the health and safety of our employees, borrower delinquency rates, servicing advances, origination volumes, the availability of financing, and our overall profitability and liquidity. We have taken aggressive steps to address these risks, including moving in excess of 95% of our staff to work-from-home status as well as implementing other practices for mitigating the risk of the pandemic, including restrictions on non-essential travel and face-to-face meetings and enhanced sanitization of our facilities. We have also implemented the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which makes available forbearance plans for up to one year for borrowers under government and government agency mortgage programs, which we have extended to borrowers in our private label mortgage servicing portfolio. As of October 25, 2020, approximately 6.1% of our customers were on a forbearance plan, down from a peak of 7.2%. More customers are now exiting forbearance than are entering. We include loans in forbearance related to the CARES Act, whereby no payments have been received from borrowers for greater than 90 days, in loans subject to repurchase right from Ginnie Mae in other assets and payables and other liabilities on a gross basis. The balance was $5,095 as of September 30, 2020 and may increase during the fourth quarter. See liquidity discussion related to the COVID-19 pandemic in Liquidity and Capital Resources section in MD&A.

Anticipated Trends

Our Servicing segment continued to experience portfolio run-off from elevated prepayment speeds in the low interest rate environment, most of which was replenished by strong correspondent volume. We expect to see servicing portfolio growth in the fourth quarter of 2020, primarily from correspondent and flow originations as well as UPB growth from a major new subservicing relationship. During the third quarter of 2020, the servicing margin benefited from a $46 loss recovery related to settlement with a government agency. We don’t expect any additional settlements in the fourth quarter. Looking ahead into 2021, we would expect prepayment speeds to decline from current level and also expect to see some contribution from incentive fees and early-buyout gains as we help customers exit forbearance.

Our Originations segment has experienced volume growth and higher margins as a result of the lower interest rate environment, which more than offset the decline in our Servicing segment. As the pandemic began to impact the mortgage capital markets, our Originations segment took several steps to rapidly de-risk the pipeline. During the second quarter of 2020, we slowed down correspondent productions as we evaluated the environment. However, since then, we ramped up our correspondent production and had record correspondent volumes during the third quarter of 2020. We expect to continue growing the correspondent channel.

Our Xome segment’s revenue from the Exchange division has been, and is expected to continue to be, negatively impacted, as the foreclosure process is currently on hold, with moratoriums in place at the national level and in some local markets. However, Xome’s revenue from the Services division has benefited from the lower interest rate environment and increase in origination volume and has helped balance out the decrease in Exchange’s revenues. Once the moratoriums are lifted, we expect a surge in activity and Xome to contribute meaningfully to our consolidated results.

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues - operational(1)	$901	$701	$200	29%
Revenues - Mark-to-market	(29)	(83)	54	(65)%
Total revenues	872	618	254	41%
Total expenses	431	478	(47)	(10)%
Total other expenses, net	(160)	(33)	(127)	385%
Income before income tax expense	281	107	174	163%
Less: Income tax expense	67	24	43	179%
Net income	214	83	131	158%
Less: Net income (loss) attributable to non-controlling interests	5	(1)	6	(600)%
Net income attributable to Mr. Cooper	$209	$84	$125	149%

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

Net income increased during the three months ended September 30, 2020 to $214 compared to net income of $83 during the same period in 2019. The net income in 2020 was higher primarily due to an increase in total revenues and a decrease in total expenses, partially offset by an increase in total other expenses, net. Operational revenues increased primarily due to increased revenue in our Originations segment, driven by higher originations volume predominately in the direct-to-consumer (”DTC”) channel, partially offset by a decrease in negative mark-to-market (“MTM”) adjustments during the three months ended September 30, 2020 compared to the same period in 2019. Refer to Table 8. Servicing - Revenues and Table 19. Originations - Revenues for further discussion.

Total expenses during the three months ended September 30, 2020 decreased compared to the same period in 2019 primarily due to lower foreclosure and other liquidation related expenses and recoveries in our Servicing segment, primarily driven by loss recoveries from settlement with a government agency and operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines. The decrease in total expenses was partially offset by higher total expense in our Originations segment, primarily attributable to higher originations volume in the lower interest rate environment. Refer to Table 9. Servicing - Expenses and Table 20. Originations - Expenses for further discussion.

Total other expenses, net, increased during the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a decrease in interest income and increase in other expenses, net, partially offset by a decrease in interest expense. Interest income decreased primarily due to a decrease in other interest income in our Servicing segment due to lower income earned on custodial balances driven by lower LIBOR rates and a decrease in income earned on reverse mortgage interest, as a result of the decline in the reverse mortgage interests balance. Other expenses, net increased primarily due to an increase in other expense, net in our Corporate/Other segment primarily driven by a loss on redemption of the 2023 unsecured senior notes. Refer to Table 10. Servicing - Other (Expenses) Income, Net and Table 23. Corporate/Other Selected Financial Results for further discussion.

During the three months ended September 30, 2020 and 2019, we had an income tax expense. The effective tax rate during the three months ended September 30, 2020 was 24.0% as compared to the effective tax rate of 22.3% during the three months ended September 30, 2019. The change in effective tax rate is primarily attributable to the relative unfavorable tax impacts of permanent differences such as nondeductible executive compensation and nondeductible meals and entertainment expenses on the annual effective rate, and discrete tax items during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Table 1.1 Consolidated Operations

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues - operational(1)	$2,453	$1,874	$579	31%
Revenues - Mark-to-market	(673)	(607)	(66)	11%
Total revenues	1,780	1,267	513	40%
Total expenses	1,294	1,413	(119)	(8)%
Total other expenses, net	(334)	(97)	(237)	244%
Income (loss) before income tax expense (benefit)	152	(243)	395	(163)%
Less: Income tax expense (benefit)	36	(52)	88	(169)%
Net income (loss)	116	(191)	307	(161)%
Less: Net income (loss) attributable to non-controlling interests	2	(2)	4	(200)%
Net income (loss) attributable to Mr. Cooper	$114	$(189)	$303	(160)%

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

We recorded net income of $116 during the nine months ended September 30, 2020 compared to a net loss of $191 during the same period in 2019. The net income in 2020 was primarily due to an increase in total revenues and decrease in total expenses. Operational revenues increased primarily due to increased revenue in our Originations segment, driven by higher originations volume predominately in the DTC channel, partially offset by an increase in negative MTM adjustments during the nine months ended September 30, 2020 compared to the same period in 2019. Refer to Table 8.1 Servicing - Revenues and Table 19.1 Originations - Revenues for further discussion.

Total expenses during the nine months ended September 30, 2020 decreased compared with the same period in 2019 primarily due to lower foreclosure and other liquidation related expenses in our Servicing segment primarily driven by loss recoveries from settlement with a government agency and operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines. In addition, total expenses in our Corporate/Other segment were higher in the nine months ended September 30, 2019 due to acquisition and integration expenses related to the Pacific Union acquisition and the acquisition of the Seterus mortgage servicing platform and assumption of assets related thereto from IBM (“Seterus acquisition”) in February 2019. Partially offsetting the decrease in total expenses in our Servicing segment and Corporate/Other segment was an increase in total expenses in our Originations segment primarily driven by higher originations volume in a declining interest rate environment. Refer to Table 9.1 Servicing - Expenses, Table 23.1 Corporate/Other Selected Financial Results and Table 20.1 Originations - Expenses for further discussion.

Total other expenses, net, increased during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to a decrease in interest income and an increase in other expenses, net, partially offset by a decrease in interest expense. Interest income decreased primarily due to a decrease in other interest income in our Servicing segment due to lower income earned on custodial balances driven by lower LIBOR rates and a decrease in income earned on reverse mortgage interest, as a result of the decline in the reverse mortgage interests balance. Other expenses, net, was higher in the nine months ended September 30, 2020 primarily due to a loss on redemption of the 2023 unsecured senior notes in our Corporate/Other segment and due to income related to the change in fair value of the contingent consideration recorded in 2019 for the acquisition of Assurant Mortgage Solutions (“AMS”) in our Xome segment. Refer to Table 10.1 Servicing - Other (Expenses) Income, Net, Table 22.1 Xome Segment Results of Operations and Table 23.1 Corporate/Other Selected Financial Results for further discussion

During the nine months ended September 30, 2020 and 2019, we had an income tax expense and benefit, respectively. The effective tax rate during the nine months ended September 30, 2020 was 23.9% as compared to the effective tax rate of 21.5% during the nine months ended September 30, 2019. The change in effective tax rate is primarily attributable to the relative unfavorable tax impacts of permanent differences such as nondeductible executive compensation and nondeductible meals and entertainment expenses on the annual effective rate, and discrete tax items in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

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
•The Originations segment originates residential mortgage loans through our direct-to-consumer channel, which provides refinance options for our existing customers, and through our correspondent channel, which purchases or originates loans from mortgage bankers. Our wholesale channel was shut down during the three months ended June 30, 2020 and subsequently ceased originating loans and funded out the remaining pipeline.
•The Xome segment provides a variety of real estate services to mortgage originators, mortgage and real estate investors, and mortgage servicers, including valuation, title, and field services, and operates an exchange which facilitates the sale of foreclosed properties.
•Corporate/Other represents unallocated overhead expenses, including the costs of executive management and other corporate functions that are not directly attributable to our operating segments, interest expense on our senior unsecured notes, and the results of a legacy mortgage investment portfolio, which consists of non-prime and non-conforming residential mortgage loans that were transferred to a securitization trust (“Trust 2009-A”) in 2009. We collapsed Trust 2009-A and executed the sale of the loans held in the trust in September 2019. The Corporate/Other segment also includes inter-segment eliminations.

Refer to Note 16, Business Segment Reporting, for a summary of segment results.

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

Table 2. Servicer Ratings

	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	January 2020	September 2020	May 2019

Residential	RPS2-	Not Rated	Above Average
Master Servicer	RMS2+	SQ2	Above Average
Special Servicer	RSS2-	Not Rated	Above Average
Subprime Servicer	RPS2-	Not Rated	Above Average

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

Servicing Portfolio Composition

As of September 30, 2020, the unpaid principal balance in our servicing portfolio consisted of approximately $266.7 billion in forward loans, $300.9 billion in subservicing and other, and $20.0 billion in reverse mortgage loans.

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

The charts below set forth the portfolio mix between forward MSR, subserviced and other, and reverse mortgage loans, and the composition of our servicing portfolio ending UPB by investor group ($ in Millions) as of September 30, 2020 and 2019:

Servicing Portfolio Composition
100%
80%
60%
40%
20%
0%
3.8%
48.4%
47.8%
3.4%
51.2%
45.4%
9/30/2019
9/30/2020
Forward MSR
Subservicing and other
Reverse

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues
Operational	$273	$319	$(46)	(14)%
Amortization, net of accretion	(112)	(73)	(39)	53%
Mark-to-market	(29)	(83)	54	(65)%
Total revenues	132	163	(31)	(19)%
Total expenses	99	171	(72)	(42)%
Total other (expenses) income, net	(65)	17	(82)	(482)%
(Loss) income before income tax (benefit) expense	$(32)	$9	$(41)	(456)%

During the three months ended September 30, 2020, we incurred a loss before income tax benefit of $32 compared to income before income tax expense of $9 for the same period in 2019. The change was primarily due to a change in total other (expenses) income, net and a decrease in total revenues, partially offset by a decrease in total expenses. Total other (expenses) income, net, during the three months ended September 30, 2020 decreased compared to the same period in 2019 primarily due to a decrease in interest income. The decrease in interest income was primarily due to lower income earned on custodial balances driven by lower LIBOR rates and a decrease in income earned on reverse mortgage interest, primarily driven by the decline in the reverse mortgage interests balance.

Total revenues decreased during the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a decrease in operational revenues driven by lower base servicing fees on lower portfolio UPB. Additionally, amortization, net of accretion increased primarily due to an increase in amortization of forward MSRs as a result of elevated prepayments driven by the declining interest rate environment. The decrease in total revenues was partially offset by lower negative mark-to-market revenues during the three months ended September 30, 2020 compared to the same period in 2019 due to decreased impact from changes in interest rates and $46 favorable impact from additional modification fee income for loans exiting forbearance program related to the CARES Act. Total expenses decreased during the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a decrease in foreclosure and other liquidation (recoveries) expenses, net and a decrease in salaries, wages and benefits. The decrease in foreclosure and other liquidation (recoveries) expenses, net was mainly driven by operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines, in addition to $46 on loss recoveries related to a settlement with a government agency. The decrease in salaries, wages and benefits was primarily due to improved operational efficiencies.

Refer to Table 8. Servicing - Revenues, Table 9. Servicing - Expenses and Table 10. Servicing - Other (Expenses) Income, Net, for further discussions on the changes in total revenues, total expenses and total other (expenses) income, net, respectively.

Table 3.1 Servicing Segment Results of Operations

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues
Operational	$880	$957	$(77)	(8)%
Amortization, net of accretion	(290)	(152)	(138)	91%
Mark-to-market	(673)	(607)	(66)	11%
Total revenues	(83)	198	(281)	(142)%
Total expenses	370	555	(185)	(33)%
Total other (expenses) income, net	(155)	45	(200)	(444)%
Loss before income tax benefit	$(608)	$(312)	$(296)	95%

During the nine months ended September 30, 2020, we incurred a loss before income tax benefit of $608 compared to $312 for the same period in 2019. The change in loss before income tax benefit was primarily due to a decrease in total revenues and a change in total other (expenses) income, net, partially offset by a decrease in total expenses. Total revenues decreased primarily due to higher amortization, net of accretion, during the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to an increase in amortization of forward MSRs as a result of elevated prepayments driven by the declining interest rate environment. Additionally, operational revenues decreased driven by lower base servicing fees on lower portfolio UPB. Further, mark-to-market increased primarily as a result of elevated negative mark-to-market revenues during the nine months ended September 30, 2020 compared to the same period in 2019. Total expenses during the nine months ended September 30, 2020 decreased compared to the same period in 2019 primarily due to a decrease in foreclosure and other liquidation (recoveries) expenses, net and a decrease in salaries, wages and benefits. The decrease in foreclosure and other liquidation (recoveries) expenses, net was primarily driven by operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines, in addition to $46 on loss recoveries related to a settlement with a government agency and improved performance of $15 on loss recoveries related to settlement with a prior servicer. The decrease in salaries, wages and benefits was primarily due to improved operational efficiencies, which included consolidation of one of our servicing centers.

Total other (expenses) income, net, during the nine months ended September 30, 2020 decreased compared to the same period in 2019 primarily due to a decrease in interest income. The decrease in interest income was primarily due to a decrease in other interest income due to lower interest income earned on custodial balances driven by lower LIBOR rates and a decrease in income earned on reverse mortgage interest, primarily driven by the decline in the reverse mortgage interests balance. Refer to Table 8.1 Servicing - Revenues, Table 9.1 Servicing - Expenses and Table 10.1 Servicing - Other (Expenses) Income, Net, for further discussions on the changes in total revenues, total expenses and total other (expenses) income, net, respectively.

Table 4. Servicing Portfolio - Unpaid Principal Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average UPB
Forward MSRs	$277,707	$315,897	$290,199	$313,405
Subservicing and other(1)	293,014	297,081	301,752	278,158
Reverse loans	20,260	24,301	21,126	25,933
Total average UPB	$590,981	$637,279	$613,077	$617,496

			September 30, 2020	September 30, 2019
Ending UPB
Forward MSRs
Agency			$220,139	$247,821
Non-agency			46,528	58,860
Total forward MSRs			266,667	306,681

Subservicing and other(1)
Agency			285,704	294,783
Non-agency			15,151	15,748
Total subservicing and other			300,855	310,531

Reverse loans
MSR			2,079	2,761
MSL			12,485	14,641
Securitized loans			5,442	6,588
Total reverse portfolio serviced			20,006	23,990
Total ending UPB			$587,528	$641,202

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.

The following tables provide a rollforward of our forward MSR and subservicing and other portfolio UPB:

Table 5. Forward Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Forward MSR	Subservicing and Other	Total	Forward MSR	Subservicing and Other	Total
Balance - beginning of period	$277,975	$296,792	$574,767	$316,012	$302,108	$618,120
Additions:
Originations	14,517	1,232	15,749	11,397	410	11,807
Acquisitions / Increase in subservicing(1)	(2,660)	38,082	35,422	333	33,273	33,606
Deductions:
Dispositions	(23)	(3,046)	(3,069)	(2,707)	(9,399)	(12,106)
Principal reductions and other	(2,683)	(2,659)	(5,342)	(3,029)	(2,597)	(5,626)
Voluntary reductions(2)	(20,215)	(29,506)	(49,721)	(14,515)	(13,030)	(27,545)
Involuntary reductions(3)	(177)	(40)	(217)	(740)	(234)	(974)
Net changes in loans serviced by others	(67)	—	(67)	(70)	—	(70)
Balance - end of period	$266,667	$300,855	$567,522	$306,681	$310,531	$617,212

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the three months ended September 30, 2020, our ending forward MSR UPB decreased primarily due to increased voluntary reductions driven by the low interest rate environment, partially offset by increased origination volumes. During the three months ended September 30, 2020, our subservicing and other portfolio ending UPB increased primarily due to portfolio growth from our subservicing clients, partially offset by increased voluntary reductions in the low interest rate environment.

Table 5.1 Forward Servicing and Subservicing and Other Portfolio UPB Rollforward

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Forward MSR	Subservicing and Other	Total	Forward MSR	Subservicing and Other	Total
Balance - beginning of period	$296,782	$323,983	$620,765	$295,481	$223,886	$519,367
Additions:
Originations	35,630	2,918	38,548	25,809	1,213	27,022
Acquisitions / Increase in subservicing(1)	(4,967)	78,342	73,375	33,810	130,394	164,204
Deductions:
Dispositions	(94)	(23,156)	(23,250)	(5,079)	(11,192)	(16,271)
Principal reductions and other	(8,109)	(7,792)	(15,901)	(8,887)	(7,583)	(16,470)
Voluntary reductions(2)	(51,514)	(73,291)	(124,805)	(31,925)	(25,670)	(57,595)
Involuntary reductions(3)	(815)	(149)	(964)	(2,309)	(517)	(2,826)
Net changes in loans serviced by others	(246)	—	(246)	(219)	—	(219)
Balance - end of period	$266,667	$300,855	$567,522	$306,681	$310,531	$617,212

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the nine months ended September 30, 2020, our ending forward MSR UPB decreased primarily due to increased voluntary reductions in the low interest rate environment, partially offset by increased origination volumes. During the nine months ended September 30, 2020, our subservicing and other portfolio ending UPB decreased primarily driven by increased voluntary reductions in the low interest rate environment and increased dispositions due to various MSR sales from our subservicing clients, partially offset by portfolio growth.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio:

Table 6. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)

			September 30, 2020	September 30, 2019
Loan count(2)			3,283,769	3,601,322
Average loan amount(3)			$172,828	$171,389
Average coupon - credit sensitive(4)			4.6%	4.8%
Average coupon - interest sensitive(4)			4.1%	4.2%
Average coupon - agency(4)			4.3%	4.5%
Average coupon - non-agency(4)			4.6%	4.8%
60+ delinquent (% of loans)(5)			5.9%	2.2%
90+ delinquent (% of loans)(5)			5.1%	1.9%
120+ delinquent (% of loans)(5)			4.3%	1.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total prepayment speed (12-month constant prepayment rate)	30.1%	17.5%	25.0%	13.2%

(1)Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.
(2)As of September 30, 2020, loan count includes 199,118 loans in forbearance related to the CARES Act.
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

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. Due to the COVID-19 pandemic and the implementation of the CARES Act, loans greater than 60 days, 90 days and 120 days delinquent have increased as of September 30, 2020 compared to the same period in 2019.

Table 7. Forward Loan Modifications and Workout Units

	Three Months Ended September 30,
	2020	2019	Amount Change	% Change
Modifications	3,242	5,061	(1,819)	(36)%
Workouts(1)	20,483	3,731	16,752	449%
Total modifications and workout units	23,725	8,792	14,933	170%

(1)During the three months ended September 30, 2020, workouts exclude loans which did not miss a contractual payment during forbearance related to the CARES Act.

Total modifications and workouts during the three months ended September 30, 2020 increased compared to the same period in 2019 primarily due to an increase in workouts related to loans impacted by the COVID-19 pandemic which successfully exited their forbearance plans.

Table 7.1 Forward Loan Modifications and Workout Units

	Nine Months Ended September 30, 2020
	2020	2019	Amount Change	% Change
Modifications	12,286	15,882	(3,596)	(23)%
Workouts(1)	25,849	15,132	10,717	71%
Total modifications and workout units	38,135	31,014	7,121	23%

(1)During the nine months ended September 30, 2020, workouts exclude loans which did not miss a contractual payment during forbearance related to the CARES Act.

Total modifications and workouts during the nine months ended September 30, 2020 increased compared to the same period in 2019 primarily due to an increase in workouts related to loans impacted by the COVID-19 pandemic which successfully exited their forbearance plans.

The following tables provide the composition of revenues for the Servicing segment:

Table 8. Servicing - Revenues

	Three Months Ended September 30,
	2020		2019		$ Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$231	16	$252	16	$(21)	—	(8)%	—%
Modification fees(2)	3	—	4	—	(1)	—	(25)%	—%
Incentive fees(2)	—	—	6	—	(6)	—	(100)%	—%
Late payment fees(2)	15	1	23	2	(8)	(1)	(35)%	(50)%
Other ancillary revenues(2)	51	3	48	3	3	—	6%	—%
Total forward MSR operational revenue	300	20	333	21	(33)	(1)	(10)%	(5)%
Base subservicing fees and other subservicing revenue(2)	71	5	65	4	6	1	9%	25%
Reverse servicing fees	6	1	7	—	(1)	1	(14)%	100%
Total servicing fee revenue	377	26	405	25	(28)	1	(7)%	4%
MSR financing liability costs	(8)	(1)	(9)	—	1	(1)	(11)%	(100)%
Excess spread costs - principal	(96)	(6)	(77)	(5)	(19)	(1)	25%	20%
Total operational revenue	273	19	319	20	(46)	(1)	(14)%	(5)%
Amortization, net of accretion
Forward MSR amortization	(212)	(14)	(162)	(10)	(50)	(4)	31%	40%
Excess spread accretion	96	6	77	5	19	1	25%	20%
Reverse MSL accretion	4	—	10	—	(6)	—	(60)%	—%
Reverse MSR amortization	—	—	2	—	(2)	—	(100)%	—%
Total amortization, net of accretion	(112)	(8)	(73)	(5)	(39)	(3)	53%	60%
Mark-to-Market Adjustments
MSR MTM(3)	(63)	(4)	(195)	(12)	132	8	(68)%	(67)%
Excess spread / financing MTM	34	2	112	7	(78)	(5)	(70)%	(71)%
Total MTM adjustments	(29)	(2)	(83)	(5)	54	3	(65)%	(60)%
Total revenues - Servicing	$132	9	$163	10	$(31)	(1)	(19)%	(10)%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $7 and $18 during the three months ended September 30, 2020 and 2019, respectively.

Forward - Due to the decrease of the forward MSR portfolio’s UPB, base servicing fee revenue decreased during the three months ended September 30, 2020 as compared to the same period in 2019. Late payment fees and incentive fees decreased due to loan forbearance related to the CARES Act.

Forward MSR amortization increased during the three months ended September 30, 2020 as compared to the same period in 2019, primarily due to higher prepayments driven by the lower interest rate environment.

Total negative MTM adjustments decreased during the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to decreased impact from changes in interest rates and favorable impact from additional modification fee income for loans exiting forbearance program related to the CARES Act.

Subservicing - Subservicing fees increased during the three months ended September 30, 2020 as compared to the same period in 2019, primarily due to higher fees earned on delinquent loans, partially offset by lower average subservicing portfolio UPB.

Reverse - Servicing fees and reverse MSL accretion on reverse mortgage portfolios during the three months ended September 30, 2020 decreased as compared to the same period in 2019, primarily due to the decline in the reverse mortgage portfolio.

Table 8.1 Servicing - Revenues

	Nine Months Ended September 30,
	2020		2019		$ Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$720	16	$749	16	$(29)	—	(4)%	—%
Modification fees(2)	8	—	13	—	(5)	—	(38)%	—%
Incentive fees(2)	9	—	8	—	1	—	13%	—%
Late payment fees(2)	54	1	62	2	(8)	(1)	(13)%	(50)%
Other ancillary revenues(2)	133	3	126	3	7	—	6%	—%
Total forward MSR operational revenue	924	20	958	21	(34)	(1)	(4)%	(5)%
Base subservicing fees and other subservicing revenue(2)	205	5	179	4	26	1	15%	25%
Reverse servicing fees	19	—	24	—	(5)	—	(21)%	—%
Total servicing fee revenue	1,148	25	1,161	25	(13)	—	(1)%	—%
MSR financing liability costs	(25)	(1)	(32)	(1)	7	—	(22)%	—%
Excess spread costs - principal	(243)	(5)	(172)	(4)	(71)	(1)	41%	25%
Total operational revenue	880	19	957	20	(77)	(1)	(8)%	(5)%
Amortization, net of accretion
Forward MSR amortization	(550)	(12)	(366)	(8)	(184)	(4)	50%	50%
Excess spread accretion	243	5	172	4	71	1	41%	25%
Reverse MSL accretion	17	1	39	1	(22)	—	(56)%	—%
Reverse MSR amortization	—	—	3	—	(3)	—	(100)%	—%
Total amortization, net of accretion	(290)	(6)	(152)	(3)	(138)	(3)	91%	100%
Mark-to-Market Adjustments
MSR MTM(3)	(796)	(17)	(782)	(17)	(14)	—	2%	—%
Excess spread / financing MTM	123	2	175	4	(52)	(2)	(30)%	(50)%
Total MTM adjustments	(673)	(15)	(607)	(13)	(66)	(2)	11%	15%
Total revenues - Servicing	$(83)	(2)	$198	4	$(281)	(6)	(142)%	(150)%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $20 and $46 during the nine months ended September 30, 2020 and 2019, respectively.

Forward - Due to the decrease of the forward MSR portfolio’s UPB, base servicing fee revenue decreased for the nine months ended September 30, 2020 as compared to the same period in 2019. Modification fees decreased primarily due to lower modification volume. Late payment fees decreased primarily driven by loan forbearance related to the CARES Act. Other ancillary revenues increased primarily due to higher sales lead incentives due to increased portfolio recapture activity.

Forward MSR amortization increased during the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to higher prepayments driven by the lower interest rate environment.

Total negative MTM adjustments increased during the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to the declining interest rate environment during 2020.

Subservicing - Subservicing fees increased during the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to a higher average subservicing portfolio UPB and higher fees earned on delinquent loans.

Reverse - Servicing fees and reverse MSL accretion on reverse mortgage portfolios during the nine months ended September 30, 2020 decreased as compared to the same period in 2019, primarily due to the decline in the reverse mortgage portfolio.

The tables below summarize expenses for the Servicing segment:

Table 9. Servicing - Expenses

	Three Months Ended September 30,
	2020		2019		Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Salaries, wages and benefits	$77	5	$85	5	$(8)	—	(9)%	—%
General and administrative
Servicing support fees	28	2	30	2	(2)	—	(7)%	—%
Corporate and other general and administrative expenses	33	2	40	3	(7)	(1)	(18)%	(33)%
Foreclosure and other liquidation related (recoveries) expenses, net	(45)	(3)	11	1	(56)	(4)	(509)%	(400)%
Depreciation and amortization	6	1	5	—	1	1	20%	100%
Total general and administrative expenses	22	2	86	6	(64)	(4)	(74)%	(67)%
Total expenses - Servicing	$99	7	$171	11	$(72)	(4)	(42)%	(36)%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Total expenses decreased during the three months ended September 30, 2020 compared to the same period in 2019, primarily driven by a decrease in foreclosure and other liquidation (recoveries) expenses, net. Foreclosure and other liquidation related (recoveries) expenses, net, decreased primarily due to operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines, in addition to $46 on loss recoveries related to a settlement with a government agency. Salaries, wages and benefits decreased in 2020 primarily due to operational efficiencies. The decrease in Corporate and other general and administrative expenses was primarily driven by lower repairs and maintenance expenses and temporary labor costs.

Table 9.1 Servicing - Expenses

	Nine Months Ended September 30,
	2020		2019		Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Salaries, wages and benefits	$238	5	$261	6	$(23)	(1)	(9)%	(17)%
General and administrative
Servicing support fees	80	2	93	2	(13)	—	(14)%	—%
Corporate and other general and administrative expenses	100	2	118	3	(18)	(1)	(15)%	(33)%
Foreclosure and other liquidation related (recoveries) expenses, net	(62)	(1)	70	1	(132)	(2)	(189)%	(200)%
Depreciation and amortization	14	—	13	—	1	—	8%	—%
Total general and administrative expenses	132	3	294	6	(162)	(3)	(55)%	(50)%
Total expenses - Servicing	$370	8	$555	12	$(185)	(4)	(33)%	(33)%
(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Total expenses decreased during the nine months ended September 30, 2020 compared to the same period in 2019, primarily driven by a decrease in foreclosure and other liquidation (recoveries) expenses, net. Foreclosure and other liquidation related (recoveries) expenses, net decreased primarily due to operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines, in addition to $46 on loss recoveries related to a settlement with a government agency and improved performance of $15 on loss recoveries related to a settlement with a prior servicer. The decrease in Corporate and other general and administrative expenses in 2020 was primarily driven by lower occupancy expenses and temporary labor costs. Servicing support fees decreased in 2020 compared to the same period in 2019 primarily due to lower legal and tax service expenses. Salaries, wages and benefits decreased in 2020 compared to the same period in 2019 primarily due to improved operational efficiencies which included consolidation of one of our servicing centers.

Table 10. Servicing - Other (Expenses) Income, Net

	Three Months Ended September 30,
	2020		2019		Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Income earned on Reverse mortgage interest	$40	3	$81	5	$(41)	(2)	(51)%	(40)%
Other interest income	—	—	56	4	(56)	(4)	(100)%	(100)%
Interest income	40	3	137	9	(97)	(6)	(71)%	(67)%

Reverse mortgage interest expense	(37)	(3)	(58)	(4)	21	1	(36)%	(25)%
Advance interest expense	(7)	—	(6)	—	(1)	—	17%	—%
Other interest expense	(61)	(4)	(56)	(4)	(5)	—	9%	—%
Interest expense	(105)	(7)	(120)	(8)	15	1	(13)%	(13)%
Total other (expenses) income, net - Servicing	$(65)	(4)	$17	1	$(82)	(5)	(482)%	(500)%

Weighted average cost - advance facilities	3.0%		3.8%		(0.8)%		(21)%
Weighted average cost - excess spread financing	9.0%		8.9%		0.1%		1%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

During the three months ended September 30, 2020, we had total other expenses, net, of $65 compared to total other income, net, of $17 for the same period in 2019. The change was primarily due to a decrease in interest income, mainly driven by lower interest income earned on custodial balances due to lower LIBOR rates. Income earned on reverse mortgage interest decreased due to the decline in the reverse mortgage interests balance and the amortization of a net asset premium into income. Interest expense decreased during the three months ended September 30, 2020 as compared to the same period in 2019, primarily due to a decrease in reverse mortgage interest expense primarily driven by the decline in the reverse mortgage interest portfolio.

Table 10.1 Servicing - Other (Expenses) Income, Net

	Nine Months Ended September 30,
	2020		2019		Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)	Amt	bps(1)
Income earned on Reverse mortgage interest	$137	3	$249	5	$(112)	(2)	(45)%	(40)%
Other interest income	43	1	139	3	(96)	(2)	(69)%	(67)%
Interest income	180	4	388	8	(208)	(4)	(54)%	(50)%

Reverse mortgage interest expense	(140)	(3)	(175)	(4)	35	1	(20)%	(25)%
Advance interest expense	(20)	—	(23)	—	3	—	(13)%	—%
Other interest expense	(175)	(4)	(145)	(3)	(30)	(1)	21%	33%
Interest expense	(335)	(7)	(343)	(7)	8	—	(2)%	—%
Total other (expenses) income, net - Servicing	$(155)	(3)	$45	1	$(200)	(4)	(444)%	(400)%

Weighted average cost - advance facilities	3.0%		4.0%		(1.0)%		(25)%
Weighted average cost - excess spread financing	9.0%		8.9%		0.1%		1%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

During the nine months ended September 30, 2020, we had total other expenses, net, of $155 compared to total other income, net, of $45 for the same period in 2019. The change was primarily due to a decrease in interest income, mainly driven by lower income earned on reverse mortgage interest due to the decline in the reverse mortgage interests balance and the amortization of a net asset premium into income. Other interest income decreased due to lower interest income earned on custodial balances due to lower LIBOR rates. Interest expense remained relatively flat during the nine months ended September 30, 2020 as compared to the same period in 2019.

Servicing Portfolio and Related Liabilities

The table below summarizes the servicing portfolio and related liabilities in the Servicing segment:

Table 11. Servicing Portfolios and Related Liabilities

	September 30, 2020			December 31, 2019
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
Forward MSRs - acquisition pool:
Credit sensitive	$122,422	$1,206	99	$147,895	$1,613	109
Interest sensitive	144,245	1,457	101	148,887	1,883	126
Total forward MSRs - fair value	$266,667	$2,663	100	$296,782	$3,496	118

Forward MSRs - investor pool:
Agency	$220,139	$2,234	102	$240,688	$2,944	122
Non-agency	46,528	429	92	56,094	552	98
Total forward MSRs - fair value	$266,667	$2,663	100	$296,782	$3,496	118

Total forward MSRs	$266,667	$2,663		$296,782	$3,496

Subservicing and other(1)
Agency	285,704	N/A		308,532	N/A
Non-agency	15,151	N/A		15,451	N/A
Total subservicing and other	300,855	N/A		323,983	N/A

Reverse portfolio - amortized cost
MSR	2,079	6		2,508	6
MSL	12,485	(44)		13,994	(61)
Securitized loans	5,442	5,460		6,223	6,279
Total reverse portfolio serviced	20,006	5,422		22,725	6,224
Total servicing portfolio unpaid principal balance	$587,528	$8,085		$643,490	$9,720

(1)Subservicing and other amounts include loans we service for others, residential mortgage loans originated but have yet to be sold and agency REO balances for which we own the mortgage servicing rights.

As of September 30, 2020, when measuring the fair value of the portfolio as a basis point of the unpaid principal balance, our total forward MSRs decreased in value by 18 bps compared to December 31, 2019 primarily due to higher forecasted prepayment speeds as a result of the declining interest rate environment in 2020.

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

The following table sets forth the activities of forward MSRs:

Table 12. Forward MSRs - Fair Value Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value - beginning of period	$2,757	$3,505	$3,496	$3,665
Additions:
Servicing retained from mortgage loans sold	163	129	412	298
Purchases of servicing rights	6	43	30	732
Dispositions:
Sales and cancellation of servicing assets	—	(24)	—	(317)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(41)	(72)	(262)	(228)
Interest sensitive	(24)	(102)	(520)	(488)
Other changes in fair value:
Scheduled principal payments	(23)	(24)	(70)	(69)
Disposition of negative MSRs and other(1)	12	20	57	43
Prepayments
Voluntary prepayments
Credit sensitive	(31)	(27)	(81)	(72)
Interest sensitive	(155)	(103)	(392)	(205)
Involuntary prepayments
Credit sensitive	—	(1)	(1)	(6)
Interest sensitive	(1)	(5)	(6)	(14)
Fair value - end of period	$2,663	$3,339	$2,663	$3,339

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

The following table sets forth the weighted-average key inputs and assumptions in estimating the fair value of forward MSRs:

Table 13. MSRs - Fair Value

	September 30, 2020	September 30, 2019
Total MSRs Portfolio
Discount rate	9.5%	9.7%
Prepayment speeds	14.4%	13.9%
Average life	5.2 years	5.6 years

Acquisition Pools:
Credit Sensitive
Discount rate	10.0%	10.4%
Prepayment speeds	12.6%	13.2%
Average life	5.6 years	5.9 years

Interest Sensitive
Discount rate	9.0%	9.0%
Prepayment speeds	15.9%	14.6%
Average life	4.9 years	5.4 years

Investor Pools:
Agency
Discount rate	8.9%	9.0%
Prepayment speeds	14.5%	13.7%
Average life	5.1 years	5.5 years

Non-Agency
Discount rate	12.0%	12.6%
Prepayment speeds	13.9%	14.3%
Average life	5.5 years	6.0 years

The weighted-average discount rate for total MSRs portfolio decreased as of September 30, 2020 compared to the same period in 2019 due to the declining interest rate environment in 2020. Weighted-average life for total MSRs portfolio decreased due to the increase in prepayment speeds, which was attributable to the interest rate decline period over period.

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

Excess Spread Financing

As further disclosed in Note 2, Mortgage Servicing Rights and Related Liabilities, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture mortgage prepayments through the origination platform. See Note 2, Mortgage Servicing Rights and Related Liabilities, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of September 30, 2020 and December 31, 2019.

The following table sets forth the change in the excess spread financing and the related weighted-average key assumptions:

Table 14. Excess Spread Financing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value - beginning of period	$1,124	$1,429	$1,311	$1,184
Additions:
New financings	—	31	24	469
Deductions:
Settlements and repayments	(49)	(63)	(159)	(182)
Changes in fair value:
Credit Sensitive	(14)	(59)	(38)	(74)
Interest Sensitive	(17)	(57)	(94)	(116)
Fair value - end of period	$1,044	$1,281	$1,044	$1,281

Weighted-Average Key Assumptions			September 30, 2020	September 30, 2019
Total Excess Spread Portfolio
Discount rate			11.9%	11.9%
Prepayment speeds			13.6%	13.3%
Recapture rate			19.1%	22.2%
Average life			5.3 years	5.7 years

Credit Sensitive
Discount rate			12.6%	12.5%
Prepayment speeds			13.0%	12.9%
Recapture rate			20.6%	23.6%
Average life			5.5 years	5.8 years

Interest Sensitive
Discount rate			10.6%	10.9%
Prepayment speeds			14.7%	13.9%
Recapture rate			16.4%	20.0%
Average life			5.1 years	5.5 years

The following table sets forth the change in the MSRs financing liability and the related weighted-average key assumptions:

Table 15. MSRs Financing Liability - Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value - beginning of period	$49	$43	$37	$32
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	3	9	21	28
Other changes in fair value	(5)	(5)	(11)	(13)
Fair value - end of period	$47	$47	$47	$47

			September 30, 2020	September 30, 2019
Weighted-Average Key Assumptions
Advance financing and counterparty fee rates			8.2%	8.7%
Annual advance recovery rates			20.2%	18.7%

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

The following table provides an overview of our forward servicing portfolio and amounts that involve excess spread financing with our co-investment partners for the periods indicated:

Table 16. Leveraged Portfolio Characteristics

	September 30, 2020	September 30, 2019
Owned forward servicing portfolio - unencumbered	$85,937	$89,308
Owned forward servicing portfolio - encumbered	180,730	217,373
Subserviced forward servicing portfolio and other	300,855	310,531
Total unpaid principal balance	$567,522	$617,212

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

Table 17. Reverse Mortgage Portfolio Characteristics

	September 30, 2020	September 30, 2019
Loan count	151,412	170,903
Ending unpaid principal balance	$20,006	$23,990
Average loan amount(1)	$132,127	$140,374
Average coupon	2.1%	3.8%
Average borrower age	80.7 years	80.1 years

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

Based on our assessment, no impairment or increased obligation was required to be recorded for reverse MSRs and MSLs as of September 30, 2020.

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

The charts below set forth the pull through adjusted lock volume and funded volume by channel and channel mix ($ in Billions):

Pull through adjusted lock vol. (PTA) & Funded Volume (FN)
$12.7
$0.6
$6.6
$5.5
$11.9
$0.6
$6.4
$4.9
$19.8
$9.4
$10.4
$15.6
$6.5
$9.1
$29.9
$1.8
$15.9
$12.2
$27.6
$1.8
$15.2
$10.6
$44.9
$0.6
$16.9
$27.4
$38.7
$0.7
$13.8
$24.2
Q3 '19 PTA Vol QTD
Q3 '19 FN Vol QTD
Q3 '20 PTA Vol QTD
Q3 '20 FN Vol QTD
Q3 '19 PTA Vol YTD
Q3 '19 FN Vol YTD
Q3 '20 PTA Vol YTD
Q3 '20 FN Vol YTD
DTC
Correspondent
Wholesale

# Channel Mix

5%
52%
43%
5%
54%
41%
47%
53%
41%
59%
6%
53%
41%
7%
55%
38%
1%
38%
61%
2%
36%
62%
Q3 '19 PTA Vol QTD
Q3 '19 FN Vol QTD
Q3 '20 PTA Vol QTD
Q3 '20 FN Vol QTD
Q3 '19 PTA Vol YTD
Q3 '19 FN Vol YTD
Q3 '20 PTA Vol YTD
Q3 '20 FN Vol YTD
DTC
Correspondent
Wholesale

The following tables set forth the results of operations for the Originations segment:

Table 18. Originations Segment Results of Operations

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Total revenues	$632	$334	$298	89%
Total expenses	195	155	40	26%
Total other income (expenses), net	1	(1)	2	(200)%
Income before income tax expense	$438	$178	$260	146%

Originations Margin
Revenue	$632	$334	$298	89%
Pull through adjusted lock volume	$19,794	$12,699	$7,095	56%
Revenue as a percentage of pull through adjusted lock volume(1)	3.19%	2.63%	0.56%	21%

Expenses(2)	$194	$156	$40	26%
Funded volume	$15,598	$11,911	$3,687	31%
Expenses as a percentage of funded volume(3)	1.24%	1.31%	(0.07)%	(5)%

Originations Margin	1.95%	1.32%	0.63%	48%

(1)Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(2)Expenses include total expenses and total other income (expenses), net.
(3)Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense increased during the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to an increase in revenues driven by origination volume growth from both the DTC and correspondent channels. The growth in origination volume was primarily due to declining interest rates. The Originations Margin during the three months ended September 30, 2020 increased as compared to the same period in 2019 primarily due to higher revenue as a percentage of pull through adjusted lock volume driven by an increase in volume from the DTC channel.

Table 18.1 Originations Segment Results of Operations

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Total revenues	$1,543	$744	$799	107%
Total expenses	528	404	124	31%
Total other income, net	14	1	13	1,300%
Income before income tax expense	$1,029	$341	$688	202%

Originations Margin
Revenue	$1,543	$744	$799	107%
Pull through adjusted lock volume	$44,865	$29,856	$15,009	50%
Revenue as a percentage of pull through adjusted lock volume(1)	3.44%	2.49%	0.95%	38%

Expenses(2)	$514	$403	$124	31%
Funded volume	$38,686	$27,623	$11,063	40%
Expenses as a percentage of funded volume(3)	1.33%	1.46%	(0.13)%	(9)%

Originations Margin	2.11%	1.03%	1.08%	105%

(1)Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(2)Expenses include total expenses and total other income, net.
(3)Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before tax expense increased during the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to an increase in revenues driven by origination volume growth predominately in the DTC channel. In response to the COVID-19 pandemic, we temporarily slowed operations in the correspondent channel in order to prioritize cash build and de-risk the pipeline. As the market stabilized post pandemic, we returned to normal correspondent activity in the third quarter 2020. The growth in origination volume was due to declining interest rates. The Originations Margin during the nine months ended September 30, 2020 increased as compared to the same period in 2019 due to higher revenue as a percentage of pull through adjusted lock volume driven by an increase in volume from the DTC channel.

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

Total revenues for the Originations segment are set forth in the tables below:

Table 19. Originations - Revenues

	Three Months Ended September 30,
	2020		2019		$ Change		% Change
Service related, net - Originations	$27		$22		$5		23%
Net gain on mortgage loans held for sale
Net gain on loans originated and sold	449		191		258		135%
Capitalized servicing rights	162		126		36		29%
Provision for repurchase reserves, net of release	(6)		(5)		(1)		20%
Total net gain on mortgage loans held for sale	605		312		293		94%
Total revenues - Originations	$632		$334		$298		89%

Key Metrics
Consumer direct lock pull through adjusted volume(1)	$10,414		$5,488		$4,926		90%
Other locked pull through adjusted volume(1)	9,380		7,211		2,169		30%
Total pull through adjusted volume	$19,794		$12,699		$7,095		56%
Funded volume	$15,598		$11,911		$3,687		31%
Volume of loans sold	$15,206		$12,150		$3,056		25%
Recapture percentage(2)	24.9%		24.6%		0.3%		1%
Refinance recapture percentage(3)	31.2%		36.9%		(5.7)%		(15)%
Purchase as a percentage of funded volume	16.4%		39.1%		(22.7)%		(58)%
Value of capitalized servicing on retained settlements	133	bps	154	bps	(21)	bps	(14)%

(1)Pull through adjusted volume represents the expected funding from locks taken during the period.
(2)Recapture percentage includes both purchase and refinance origination and payoff activity.
(3)Refinance recapture percentage excludes purchase originations and purchase payoff activity.

Total revenues increased during the three months ended September 30, 2020 compared to the same period in 2019 primarily driven by the higher origination volumes in a declining interest rate environment, primarily from the DTC channel. Total revenue increased $298 or 89% period over period as consumer direct lock pull through adjusted volume increased 90% during the same period. There were no material changes for repurchase reserves.

Table 19.1 Originations - Revenues

	Nine Months Ended September 30,
	2020		2019		$ Change		% Change
Service related, net - Originations	$68		$57		$11		19%
Net gain on mortgage loans held for sale
Net gain on loans originated and sold	1,085		415		670		161%
Capitalized servicing rights	404		287		117		41%
Provision for repurchase reserves, net of release	(14)		(15)		1		(7)%
Total net gain on mortgage loans held for sale	1,475		687		788		115%
Total revenues - Originations	$1,543		$744		$799		107%

Key Metrics
Consumer direct lock pull through adjusted volume(1)	$27,432		$12,211		$15,221		125%
Other locked pull through adjusted volume(1)	17,433		17,645		(212)		(1)%
Total pull through adjusted volume	$44,865		$29,856		$15,009		50%
Funded volume	$38,686		$27,623		$11,063		40%
Volume of loans sold	$39,633		$27,474		$12,159		44%
Recapture percentage(2)	26.5%		24.8%		1.7%		7%
Refinance recapture percentage(3)	32.4%		41.2%		(8.8)%		(21)%
Purchase as a percentage of funded volume	17.8%		46.7%		(28.9)%		(62)%
Value of capitalized servicing on retained settlements	134	bps	149	bps	(15)	bps	(10)%

(1)Pull through adjusted volume represents the expected funding from locks taken during the period.
(2)Recapture percentage includes both purchase and refinance origination and payoff activity.
(3)Refinance recapture percentage excludes purchase originations and purchase payoff activity.

Total revenues increased during the nine months ended September 30, 2020 compared to the same period in 2019 primarily driven by the higher origination volumes in a declining interest rate environment, primarily from the DTC channel. Total revenue increased $799 or 107% period over period as consumer direct lock pull through adjusted volume increased 125% during the same period. There were no material changes for repurchase reserves.

The tables below summarize expenses for the Originations segment:

Table 20. Originations - Expenses

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Salaries, wages and benefits	$140	$104	$36	35%
General and administrative
Loan origination expenses	20	16	4	25%
Corporate and other general and administrative expenses	16	16	—	—%
Marketing and professional service fees	14	12	2	17%
Depreciation and amortization	5	4	1	25%
Loss on impairment of assets	—	3	(3)	(100)%
Total general and administrative	55	51	4	8%
Total expenses - Originations	$195	$155	$40	26%

Total expenses during the three months ended September 30, 2020 increased when compared to the same period in 2019 primarily due to growth in origination volumes, which was driven by the low interest rate environment. The origination volume growth contributed to the increase in salaries, wages and benefits, due to increased compensation and headcount related costs.

Table 20.1 Originations - Expenses

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Salaries, wages and benefits	$377	$261	$116	44%
General and administrative
Loan origination expenses	52	43	9	21%
Corporate and other general and administrative expenses	50	43	7	16%
Marketing and professional service fees	37	41	(4)	(10)%
Depreciation and amortization	12	13	(1)	(8)%
Loss on impairment of assets	—	3	(3)	(100)%
Total general and administrative	151	143	8	6%
Total expenses - Originations	$528	$404	$124	31%

Total expenses during the nine months ended September 30, 2020 increased when compared to the same period in 2019 primarily due to growth in origination volumes, which was driven by the low interest rate environment. The origination volume growth contributed to the increase in salaries, wages and benefits, due to increased compensation and headcount related costs, and loan origination expenses. In addition, corporate and other general and administrative expenses increased during the nine months ended September 30, 2020 primarily driven by higher outsourcing costs.

The tables below summarize other income (expenses), net, for the Originations segment:

Table 21. Originations - Other Income (Expenses), Net

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Interest income	$16	$24	$(8)	(33)%
Interest expense	(15)	(24)	9	(38)%
Other expense, net	—	(1)	1	100%
Total other income (expenses), net - Originations	$1	$(1)	$2	(200)%

Weighted average note rate - mortgage loans held for sale	3.1%	4.1%	(1.0)%	(24)%
Weighted average cost of funds (excluding facility fees)	2.5%	3.8%	(1.3)%	(34)%

Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans.

Interest income during the three months ended September 30, 2020 decreased when compared to the same period in 2019 primarily driven by a lower average note rate on mortgage loans held for sale, partially offset by higher funded volume. The decrease in interest income was offset by a decrease in interest expense due to a lower cost of funds.

Table 21.1 Originations - Other Income, Net

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Interest income	$69	$64	$5	8%
Interest expense	(55)	(67)	12	(18)%
Other income, net	—	4	(4)	(100)%
Total other income, net - Originations	$14	$1	$13	1,300%

Weighted average note rate - mortgage loans held for sale	3.4%	4.4%	(1.0)%	(23)%
Weighted average cost of funds (excluding facility fees)	2.7%	4.3%	(1.6)%	(37)%

Interest expense during the nine months ended September 30, 2020 decreased when compared to the same period in 2019 primarily driven by a lower cost of funds. The decrease in interest expense was partially offset by a decrease in other income, net. Other income, net, was higher in 2019 due to recognition of incentives we received related to our financing of certain loans satisfying certain customer relief characteristics. In September 2018, we entered into a master repurchase agreement that provided us with incentives to finance mortgage loans satisfying certain consumer relief characteristics as provided in the agreement. We recorded $4 in other income, net, related to such incentives during the nine months ended September 30, 2019. The master repurchase agreement expired during the third quarter of 2019.

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

The charts below set forth Xome’s total revenues ($ in Millions), Exchange properties sold, and Services completed orders:

Xome Segment - Total Revenues
$112
$108
$316
$320
53.4%
50.1%
53.1%
52.7%
Q3'19 QTD
Q3'20 QTD
Q3'19 YTD
Q3'20 YTD
Revenue earned from third-party customers

The following tables set forth the results of operations for the Xome segment:

Table 22. Xome Segment Results of Operations

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Xome - Operations
Total revenues	$108	$112	$(4)	(4)%
Total expenses	94	101	(7)	(7)%
Total other income, net	1	3	(2)	(67)%
Income before income tax expense	$15	$14	$1	7%
Pre-tax margin	13.9%	12.5%	1.4%	11%

Xome - Revenues
Exchange	$6	$19	$(13)	(68)%
Services	99	87	12	14%
Data/Technology	3	6	(3)	(50)%
Total revenues - Xome	$108	$112	$(4)	(4)%

Key Metrics
Exchange properties sold	860	2,453	(1,593)	(65)%
Average Exchange properties under management	15,067	6,688	8,379	125%
Services completed orders	422,935	429,128	(6,193)	(1)%
Percentage of revenue earned from third-party customers	50.1%	53.4%	(3.3)%	(6)%

Xome - Expenses
Salaries, wages and benefits	$32	$37	$(5)	(14)%
General and administrative
Operational expenses	57	60	(3)	(5)%
Depreciation and amortization	5	4	1	25%
Total general and administrative	62	64	(2)	(3)%
Total expenses - Xome	$94	$101	$(7)	(7)%

Income before income tax expense increased during the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to a decrease in total expenses, partially offset by lower total revenues. The decrease in total expenses was due to a decrease in both salaries, wages and benefits and operational expenses primarily driven by operational efficiencies. Total revenues decreased during the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to a decrease in Exchange revenues attributable to a decrease in defaults and foreclosures nationwide related to the CARES Act, offset by an increase in Services revenues primarily driven by originations volume from title services.

Table 22.1 Xome Segment Results of Operations

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Xome - Operations
Total revenues	$320	$316	$4	1%
Total expenses	285	301	(16)	(5)%
Total other income, net	3	14	(11)	(79)%
Income before income tax expense	$38	$29	$9	31%
Pre-tax margin	11.9%	9.2%	2.7%	29%

Xome - Revenues
Exchange	$31	$59	$(28)	(47)%
Services	278	240	38	16%
Data/Technology	11	17	(6)	(35)%
Total revenues - Xome	$320	$316	$4	1%

Key Metrics
Exchange properties sold	4,165	7,519	(3,354)	(45)%
Average Exchange properties under management	16,761	6,552	10,209	156%
Services completed orders	1,255,643	1,226,223	29,420	2%
Percentage of revenue earned from third-party customers	52.7%	53.1%	(0.4)%	(1)%

Xome - Expenses
Salaries, wages and benefits	$100	$111	$(11)	(10)%
General and administrative
Operational expenses	174	179	(5)	(3)%
Depreciation and amortization	11	11	—	—%
Total general and administrative	185	190	(5)	(3)%
Total expenses - Xome	$285	$301	$(16)	(5)%

Income before income tax expense increased during the nine months ended September 30, 2020 as compared to the same period in 2019 due to a decrease in total expenses, partially offset by a decrease in total other income, net. The decrease in total expenses was primarily due to a decrease in salaries, wages and benefits driven by operational efficiencies. The decrease in total other income, net, was due to the change in fair value of the contingent consideration of $15 recorded in 2019 in connection with the acquisition of AMS. Total revenues remained relatively flat during the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to an increase in Services revenues from higher volumes of units for title and close, and field services, partially offset by a decrease in Exchange revenues due to the decrease in defaults and foreclosures nationwide related to the CARES Act.

Corporate/Other

The following tables set forth the selected financial results for Corporate/Other:

Table 23. Corporate/Other Selected Financial Results

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Corporate/Other - Operations
Total expenses	43	51	(8)	(16)%
Interest expense	45	52	(7)	(13)%
Other expense, net	(52)	—	(52)	(100)%

Total expenses decreased in the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to a decrease in general and administrative expense. General and administrative expense was higher in the three months ended September 30, 2019 due to higher legal reserves. Additionally, depreciation and amortization decreased in the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to a decrease in amortization of intangible assets. Partially offsetting the decrease in total expenses was a $7 loss on impairment of assets in connection with technology write-offs.

Interest expense decreased in the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to a decrease in interest expense on unsecured senior notes as result of the repayment and redemption of the 2021 and 2022 unsecured senior notes in February 2020 and the 2023 unsecured senior notes in August 2020. The decrease in total interest expense was partially offset by the issuance of the 2027 unsecured senior notes in January 2020 and issuance of the 2028 unsecured senior notes in August 2020.

The change in other expense, net, in the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the $53 loss on redemption of the 2023 unsecured senior notes.

Table 23.1 Corporate/Other Selected Financial Results

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Corporate/Other - Operations
Total expenses	111	153	(42)	(27)%
Interest expense	144	162	(18)	(11)%
Other (expense) income, net	(53)	5	(58)	(1,160)%

Total expenses decreased in the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to a decrease in salaries, wages and benefits, and general and administrative expense. Both salaries, wages and benefits and general and administrative expense were higher in the nine months ended September 30, 2019 due to acquisition and integration expenses related to the Pacific Union acquisition and the Seterus acquisition in February 2019. The decrease in salaries, wage and benefits and operational expenses were partially offset by a $7 and $8 loss on impairment of assets in connection with technology write-offs and an ancillary business in 2020, respectively.

Interest expense decreased in the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to a decrease in interest expense on unsecured senior notes as result of the repayment and redemption of the 2021 and 2022 unsecured senior notes in February 2020 and the 2023 unsecured senior notes in August 2020. The decrease in total interest expense was partially offset by the issuance of the 2027 unsecured senior notes in January 2020 and issuance of the 2028 unsecured senior notes in August 2020.

The change in other (expense) income, net, in the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the $53 loss on redemption of the 2023 unsecured senior notes.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR facilities. Our cash and cash equivalents on hand increased to $946 as of September 30, 2020 from $329 as of December 31, 2019. We benefited from strong operating cash flow and repaid $179 of incremental draws from our MSR facilities that were incurred at the start of the COVID-19 pandemic. During the three months ended September 30, 2020, we bought back 1.2 million shares of our outstanding common stocks as part of the $100 stock repurchase program.

During the nine months ended September 30, 2020, operating activities generated cash totaling $1,878. As of September 30, 2020, total available borrowing capacity was $11,540, of which $6,677 was unused. As of September 30, 2020, we had $1,075 collateral pledged against the MSR facilities, of which we could borrow an additional $394.

The economic impact of the COVID-19 pandemic could result in an increase in servicing advances and liquidity demands related to the utilization of forbearance programs offered by the CARES Act. We did see an increase in forbearance plans during the second quarter of 2020, but the forbearance rate has subsequently declined. Based on current modeling of expected forbearance rates within our portfolio, we believe that we are well-positioned to manage an increase in advances. In April 2020, we expanded our committed advance facility capacity by $850, including an expansion of capacity for private label advances for $200. In addition, in August 2020, we entered into a new financing facility for GNMA MSRs and advances with a capacity of $900, of which $640 was allocated to advances as of September 30, 2020. With this addition, we expanded our total advance facility capacity to $2,040 and total unused advance capacity to $1,471 as of September 30, 2020. We believe our facilities will be adequate for our needs, as we expect increases in advances in the coming quarter due to typical seasonal trends. We have begun financing GNMA advances with this new financing facility. For more information on our MSR and advance facilities, see Note 9, Indebtedness. For non-agency servicing, we are reimbursed for advances relatively quickly, which should limit growth in balances with even higher forbearance rates.

In August 2020, we redeemed $950 of our unsecured senior notes, using the net proceeds of the 2028 Notes offering, together with $100 cash on hand. As a result, not only did we bring down funding costs, we extended our liquidity runway until 2026 and have no senior note maturities for almost six years.

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

Cash Flows
The table below presents the major sources and uses of cash flows:

Table 24. Cash Flows

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Net cash attributable to:
Operating activities	$1,878	$(28)	$1,906	(6,807)%
Investing activities	(38)	(279)	241	(86)%
Financing activities	(1,277)	388	(1,665)	(429)%
Net increase in cash, cash equivalents, and restricted cash	$563	$81	$482	595%

Operating activities
Our operating activities generated cash of $1,878 during the nine months ended September 30, 2020 compared to cash used of $28 in the same period in 2019. The change was primarily due to the cash generated from originations activities primarily driven by higher origination volumes in a low interest rate environment.

Investing activities
Our investing activities used cash of $38 during the nine months ended September 30, 2020 compared to $279 during the same period in 2019. The decrease in cash used in investing activities was primarily due to a decrease of $415 in cash used for the purchase of forward mortgage servicing rights, net of liabilities incurred. In addition, during the nine months ended September 30, 2019, we used $85 cash in connection with the Pacific Union and Seterus acquisitions. The decrease in cash used was partially offset by a decrease in cash generated of $254 from proceeds on sale of forward mortgage servicing rights.

Financing activities
Our financing activities used cash of $1,277 during the nine months ended September 30, 2020 compared to cash generated of $388 in the same period in 2019. Contributing to the cash used was the $1,970 change in advance and warehouse facilities due to a net pay down of $135 in advance and warehouse facilities during the nine months ended September 30, 2020 compared to a net increased borrowing of $1,835 in the same period in 2019. Additionally, cash used in the redemption and repayment of unsecured senior debt and nonrecourse debt during the nine months ended September 30, 2020 increased $1,657 compared to the same period in 2019 due to the repayment and redemption of the 2021 and 2022 unsecured senior notes in February 2020 and the 2023 unsecured senior notes in August 2020. The change in cash used was partially offset by an increase in cash generated of $1,450 due to the issuance of the 2027 unsecured senior notes in January 2020 and issuance of the 2028 unsecured senior notes in August 2020.

The cash generated from the issuance of excess spread financing decreased $445 during the nine months ended September 30, 2020 compared to the same period in 2019, as we did not enter into any new excess spread financing deals during 2020. In addition, cash used in participating interest financing decreased $546 in 2020 primarily due to a lower repayment of participating interest financing in 2020 compared to the same period in 2019. Further, during the nine months ended September 30, 2019, cash of $294 was used to pay off the notes payable assumed from the Pacific Union acquisition.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. These covenants are measured at our operating subsidiary, Nationstar Mortgage LLC. As of September 30, 2020, we were in compliance with our required financial covenants.

Seller/Servicer Financial Requirements
We are also subject to net worth, capital ratio and liquidity requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers. In both cases, these requirements apply to our operating subsidiary, Nationstar Mortgage LLC. As of September 30, 2020, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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
▪Tangible Net Worth is defined as total equity less deferred tax assets, goodwill, intangible assets, affiliate receivables and certain pledged assets.

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
•The total UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is not in forbearance, plus
•The total UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is in forbearance and which were delinquent at the time it entered forbearance, plus
•30% of the UPB of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that is in forbearance and which were current at the time it entered forbearance
▪This liquidity must only be maintained to the extent this sum exceeds 6% of the total Agency Mortgage Servicing UPB.
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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Note 14, Capital Requirements, for additional information.

Table 25. Debt

	September 30, 2020	December 31, 2019
Advance facilities principal amount	$569	$422
Warehouse facilities principal amount	4,028	4,416
MSR facilities principal amount	266	160
Unsecured senior principal amount	2,200	2,398

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

Warehouse and MSR Facilities
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

As a servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. As of September 30, 2020, unsecuritized borrower draws totaled $56, and our maximum unfunded advance obligation related to these reverse mortgage loans was $2,304.

Unsecured Senior Notes
In 2018 and 2020, we completed offerings of unsecured senior notes, which mature on various dates through August 2028. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.500% to 9.125%. Refer to Note 9, Indebtedness, for the contractual maturities of unsecured senior notes.

Contractual Obligations

As of September 30, 2020, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except for the following, in connection with the issuance of the 2027 and 2028 Notes and redemption of the 2021, 2022 and 2023 Notes during the nine months ended September 30, 2020:

Table 26. Contractual Obligations

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Unsecured senior notes	$—	$—	$—	$2,200	$2,200
Interest payment from unsecured senior notes	151	304	304	267	1,026
Total	$151	$304	$304	$2,467	$3,226

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 13, Fair Value Measurements, in notes to consolidated financial statements, business combinations and goodwill, and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing, (iii) the valuation of the mortgage servicing rights financing liability and (iv) the valuation of IRLCs and LPCs. For further information on our critical accounting policies, please refer to the Company’s Annual Reports on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies since December 31, 2019. During the three months ended March 31, 2020, we updated the policies for reserves related to certain financial assets that are subject to CECL accounting in connection with adoption of ASU 2016-13. The update did not have material impact on the consolidated financial statements. See Note 1, Nature of Business and Basis of Presentation, in the consolidated financial statements which is incorporated herein for details.

Recent Accounting Developments

Below lists recently issued accounting pronouncements applicable to us but not yet effective.

Accounting Standards Update 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU 2019-12”) simplifies accounting for income taxes by removing certain exceptions from the general principles in Topic 740 including elimination of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income. ASU 2019-12 also clarifies and amends certain guidance in Topic 740. ASU 2019-12 is effective for public companies for fiscal years beginning after December 15, 2020, including interim periods, with early adoption of all amendments in the same period permitted. We are currently assessing the impact of ASU 2019-12, but do not believe it will have a material impact on our consolidated financial statements.

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

Conventional Mortgage Loan.  A mortgage loan that is not guaranteed or insured by the FHA, the VA or any other government agency. Although a conventional loan is not insured or guaranteed by the government, it can still follow the guidelines of GSEs and be sold to the GSEs.

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

Mortgage Servicing Liability (“MSLs”).  The right and obligation to service a loan or pool of loans and to receive a servicing fee as well as certain ancillary income. MSLs may be bought and sold, resulting in the transfer of loan servicing obligations. MSLs are designated as such when the benefits of servicing the loans are not expected to adequately compensate the servicer for performing the servicing.

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

We used September 30, 2020 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2020 given hypothetical instantaneous parallel shifts in the yield curve. Results could differ materially.

Table 27. Change in Fair Value

	September 30, 2020
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(127)	$136
Mortgage loans held for sale at fair value	17	(22)
Derivative financial instruments:
Interest rate lock commitments	74	(98)
Forward MBS trades	(23)	32
Total change in assets	(59)	48
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(4)	4
Excess spread financing at fair value	(17)	20
Derivative financial instruments:
Interest rate lock commitments	(3)	5
Forward MBS trades	70	(92)
Total change in liabilities	46	(63)
Total, net change	$(105)	$111

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2020.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In particular, as previously disclosed, we continue to progress towards resolution of certain legacy regulatory matters with (i) the CFPB, (ii) the multi-state committee of mortgage banking regulators and various State Attorneys General and (iii) the Executive Office of the United States Trustee, all of which involve examination findings in prior years for alleged violations of certain laws related to our business practices. We believe that we have reached a settlement in principle to resolve these matters with each of these parties. We believe that we have fully accrued for these matters as of September 30, 2020.

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2020, we announced that our Board of Directors authorized the repurchase of up to $100 of our outstanding common stock. The stock repurchase program may be suspended, modified or discontinued at any time at our discretion. During the three months ended September 30, 2020, we have repurchased shares of our common stock at a cost of $24 under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares Purchased (in thousands)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (in thousands)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in millions)
July 2020	—	$—	—	$—
August 2020	334	$18.04	334	$94
September 2020	853	$20.30	853	$76
Total	1,187		1,187

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Indenture, dated as of August 6, 2020, among Mr. Cooper Group Inc., Nationstar Mortgage Holdings Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-14667	4.1	8/6/2020
10.1
Amendment Number Fourteen to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Purchaser and Agent and Nationstar Mortgage LLC, as Seller, dated September 11, 2020
X
10.2
Amendment Number Twenty to the Mortgage Loan Purchase and Sale Agreement dated as of March 25, 2011 between Barclays Bank PLC, as Purchaser and Agent and Nationstar Mortgage LLC, as Seller, dated September 11, 2020
X
10.3**	Offer Letter and Acceptance, by and between Mr. Cooper Group Inc. and Michael Rawls					X
10.4**	Offer Letter and Acceptance, by and between Mr. Cooper Group Inc. and Eldridge A. Burns					X
31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101.)					X

**    Management, contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MR. COOPER GROUP INC.

October 29, 2020	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

October 29, 2020	/s/ Christopher G. Marshall
Date	Christopher G. Marshall Vice Chairman & Chief Financial Officer (Principal Financial and Accounting Officer)