Form 10-K
period 2020-12-31
Mr. Cooper Group Inc.
filed 2021-02-23
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☒
Number of shares of common stock, $0.01 par value, outstanding as of February 18, 2021 was 89,456,683.
As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $942,662,596 based on the closing sales price of $12.44 as reported on the Nasdaq Stock Market.

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

OVERVIEW
Mr. Cooper Group Inc., including our consolidated subsidiaries (collectively, “Mr. Cooper,” the “Company,” “we,” “us” or “our”), is the largest non-bank servicer of residential mortgage loans in the U.S. according to Inside Mortgage Finance, a major mortgage originator and provides title, real estate owned (“REO”) disposition, and other services through its subsidiary, Xome. We have provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of this Form 10-K.

Mr. Cooper is a corporation duly organized and existing under the laws of the state of Delaware since May 11, 2015. On July 31, 2018, Wand Merger Corporation (“Merger Sub”), a wholly owned subsidiary of WMIH Corp. (“WMIH”), merged with and into Nationstar Mortgage Holdings Inc. (“Nationstar”), with Nationstar continuing as a wholly owned subsidiary of WMIH (the “Merger”). Prior to the Merger, Nationstar was a leading non-bank mortgage servicer, while WMIH had limited operations and was focused primarily on acquisitions.

Our success ultimately depends on working with residential mortgage borrowers, government sponsored and private investors, and business partners, to help customers achieve home ownership and manage what is typically their largest and most important financial asset. Investors primarily include government sponsored enterprises (“GSE”) such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and the Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”), investors in private-label securitizations, the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), as well as organizations owning mortgage servicing rights (“MSR”) which engage us to subservice. We are regulated both at the Federal and individual state levels.

BUSINESS SEGMENTS
We conduct our operations through three operating segments: Servicing, Originations and Xome®.

See Part II, Item 7, Management’s Discussion and Analysis of Results of Operations and Segment Results, and Note 20, Segment Information of the Notes to Consolidated Financial Statements in Part II, Item 8, for additional financial information about our segments.

Servicing
As of December 31, 2020, we served approximately 3.5 million customers with an aggregate unpaid principal balance (“UPB”) of approximately $626 billion, consisting of approximately $271 billion in forward loans, $337 billion in subservicing and other, and $18 billion in reverse mortgage loans. According to Inside Mortgage Finance, we were the largest non-bank servicer and third largest residential mortgage servicer in the United States in the fourth quarter of 2020. During 2020, we boarded $217 billion UPB of loans, with $142 billion of UPB related to subservicing.

We service loans on behalf of investors or owners of the underlying mortgages. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio.

Forward servicing
Where we own the right to service loans, we recognize MSR assets in our consolidated financial statements and have elected to mark this portfolio to fair value each quarter. We primarily generate recurring revenue through contractual servicing fees, which include late payment, modification, and other ancillary fees and interest income on custodial deposits. As the MSR owner, we are obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments when the mortgage loan borrower has failed to make the scheduled payments and to cover foreclosure costs and various other items that are required to preserve the assets being serviced. As the MSR owner, we generally have the right to solicit our customers for refinance opportunities, which are processed through our direct-to-consumer channel in our Originations segment. Additionally, we may be able to modify or refinance loans pursuant to government programs and earn incentive fees or gain-on-sale revenues from redelivering modified loans to existing securitizations.

Subservicing
We service loans on behalf of clients who own the underlying servicing rights. In these cases, since we do not own the right to service the loan, we do not recognize an asset in our consolidated financial statements. We primarily generate revenue based upon a stated fee per loan that varies based on the loan’s delinquency status. As a subservicer, we may be obligated to make servicing advances; however, advances are generally limited, with recoveries typically following within 30 days. Capital requirements for subservicing arrangements are lower than for owned MSRs. Additionally, our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships as those risks are retained by the owner of the MSR.

In 2020, we continued to expand our subservicing portfolio, which grew from $324 billion to $337 billion UPB and accounted for 54% of the total servicing portfolio as of December 31, 2020. We believe the expansion of subservicing operations allows us to leverage the scale of our technology and labor capital to provide cost effective servicing to customers while limiting the use of cash resources, thereby producing a higher return on equity.

Reverse servicing
Included within owned MSRs are the rights to service reverse residential mortgage, which were acquired by Nationstar from third parties in prior years. We do not originate reverse mortgages. Accordingly, our portfolio is in run-off. Our reverse portfolio accounted for 3% of our total servicing UPB as of December 31, 2020.

Focus on the Customer
We are focused on providing quality service to our customers and building strong, lasting relationships. We have developed a culture of customer advocacy and celebrate and reward our team members for providing excellent service that helps our customers achieve their goal of homeownership and manage their largest financial asset. Additionally, we have invested significantly in technology solutions to improve the customer experience.

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

Originations
Our Originations segment provides refinance opportunities to our existing servicing customers through our direct-to-consumer channel, and purchases loans from originators through our correspondent channel. According to Inside Mortgage Finance, we were the 14th largest overall mortgage loan originator, funding $63 billion for the year ended December 31, 2020. We generate revenue through gain-on-sale and fees associated with originating and selling mortgage loans sourced through our direct-to-consumer and correspondent channels. We originate and purchase conventional mortgage loans conforming to the underwriting standards of the GSEs. We also originate and purchase government-insured mortgage loans, which are insured by the Federal Housing Administration (“FHA”), Department of Veterans Affairs (“VA”) and U.S. Department of Agriculture (“USDA”).

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

Direct-to-Consumer Channel
We originate loans directly with borrowers through our direct-to-consumer channel. This channel utilizes our call centers, website and mobile apps, specially-trained teams of licensed mortgage originators, predictive analytics and modeling utilizing proprietary data from our servicing portfolio to reach those of our existing 3.5 million servicing customers who may benefit from a new mortgage. Depending on borrower eligibility, we will refinance existing loans into conventional, government or non-agency products. Through lead campaigns and direct marketing, the direct-to-consumer channel seeks to convert leads into loans in a cost-efficient manner. We earn gain-on-sale revenues from securitizing newly-originated loans.

Our direct-to-consumer channel represented 56% and 41% of our mortgage originations for the years ended December 31, 2020 and 2019, respectively, based on funded volume. Pull through adjusted lock volume for this channel increased to $37.9 billion in 2020 from $18.2 billion in 2019.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 4

Correspondent Channel
We purchase closed mortgage loans from community banks, credit unions, mortgage brokers and independent mortgage bankers. We primarily generate revenue from the receipt of underwriting fees from correspondents earned on a per-unit loan basis, as well as the gain on sale of loans sold into the secondary market. The correspondent channel serves as a cost-effective means of acquiring new customer relationships for our servicing portfolio.

Our correspondent channel represented 43% and 53% of our mortgage originations for the years ended December 31, 2020 and 2019, respectively, based on funded volume. Pull through adjusted lock volume for this channel increased to $30.6 billion in 2020 from $24.2 billion in 2019.

Xome
Xome provides integrated, scalable real estate solutions across the entire loan lifecycle to Mr. Cooper and third-party mortgage companies. Xome’s operations are comprised of three divisions: Exchange, Title and Solutions.

Exchange is a national technology-driven platform that facilitates the management and selling of residential properties through our website, Xome.com. This platform leverages our proprietary auction technology and was designed to increase transparency, reduce fraud risk and provide better execution of property sales as evidenced by generally higher sales price and lower average days to sell, compared to traditional sales. Core services include traditional non-distressed sales, REO auctions, short sales and foreclosure trustee sales.

Title is a leading national tech-enabled platform and offers an extensive product suite including origination, home equity, and default with centralized title production. Title insurance workflow is enhanced via X1 Analytics proprietary automated title data and decision engine. Title’s mobile signing service connects 5,000 qualified notaries with a nationwide network of lenders, title companies, and settlement service providers. In the years ended December 31, 2020 and 2019, Title completed approximately 905,000 and 906,000 title and close orders, respectively.

Solutions provides field services, collateral valuation, recapture, and data analytics solutions to improve purchase, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Our data and analytics business helps improve client recapture using a full suite of real estate tools, including white-label home search sites, client-specific intelligence for use in marketing, as well as aggregated real estate data to support clients’ real estate product production needs. In the year ended December 31, 2020, the Solutions division completed a total of approximately 2.3 million orders compared to approximately 2.0 million in 2019.

Competition
Our Servicing segment primarily competes against large financial institutions and non-bank servicers. The subservicing market in which we operate is also highly competitive and we face competition related to subservicing pricing and service delivery. Our competitive position is also dependent on our ability to provide excellent customer service, manage delinquent loans and mitigate investor losses, demonstrate compliance with local, state, federal and investor regulations, and improve technology and processes while controlling our costs.

Our Originations segment competes based on product offerings, rates, fees and customer service. Many of our competitors consist of large banks or other financial institutions with greater financial resources, more diverse funding sources with lower funding costs, and less reliant on the sale of mortgage loans into the secondary markets to maintain their liquidity.

Our primary competitive strength flows from our ability to market our products to our servicing portfolio customers. Our origination capabilities also provide a significant advantage compared to other subservicers. Our Originations segment is highly dependent on our customer relationships. Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the significant market share of the largest competitors, along with the continual need to invest in technology in order to reduce operating costs while maintaining compliance with more restrictive underwriting standards and dynamic regulatory requirements. Our ability to win new clients and maintain existing customers is largely driven by the level of customer service we provide and our ability to comply and adapt to an increasingly complex regulatory environment.

Competitive factors in the Xome segment include the quality and timeliness of our services, the size and competence of our network of vendors, the breadth of the services we offer, the quality of the technology-based application or service, pricing and the ability to comply with licensing and regulatory requirements. The industry verticals in which the Xome segment engages are highly competitive and generally consist of a few national companies, as well as a large number of regional, local and in-house providers, resulting in a fragmented market with disparate service offerings. Our Exchange unit competes with national and regional third-party service providers and in-house servicing operations of large mortgage lenders and servicers. We also compete with companies providing online real estate auction services and real estate brokerage firms.
5 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Government Regulation
The residential mortgage industry is highly regulated. We are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing, originations and ancillary business and the fees we may charge. These regulations directly impact our business and require constant compliance. Changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary revenues, including late fees that we may charge borrowers, which could materially adversely affect our business, financial condition and results of operations.

Human Capital Resources
Over the last few years, we have transformed from the inside and cultivated a people-first culture, utilizing team member feedback to drive new initiatives. Mr. Cooper Group empowers our approximately 9,800 employees as of December 31, 2020 across the U.S. and India because we believe that a happy team leads to happy customers, and that is good for everyone.

As a Company, Mr. Cooper Group is grounded in a set of intangible values - being challengers of convention, champions for our customers and cheerleaders for our team. Our most recent engagement survey, which led to our second Great Place to Work certification, shows how these intentional efforts are making a difference, with our overall Employee Engagement Index measuring 88% participation and approximately 87% of team members have said that Mr. Cooper Group is a great place to work.

Diversity and Inclusion Initiatives: Our success as a business is directly tied to our ongoing efforts to attract and retain diverse talent and maintain an inclusive and progressive environment where each team member can thrive. We established our internal Office of Diversity and Inclusion to serve as a driver and a resource for our team members. Since its inception, the Office of Diversity and Inclusion has spearheaded numerous programs including the formation of nearly 20 Resource Teams comprised of team members who have similar interests and backgrounds. In 2020, the Office of Diversity and Inclusion and the Resource Teams facilitated approximately 500 team member events and trainings and contributed $371,000 to social justice organizations.

Talent Management: We invest in attracting, developing and retaining the best talent, and we know that focusing on a holistic experience will continue to be key in our journey from better to best, so we operate an overarching Talent Management function, which combines our Training, Leadership Development and Talent Acquisition teams in one group. Over the past year, we offered our employees approximately 437,000 hours of training across a broad range of categories, including leadership, inclusion, professional skills, and performance management.

Performance Management and Compensation: We abide by a pay for performance philosophy, which is a model in which rewards are linked to a team member’s performance. Rewards are differentiated, which results in top performers receiving higher rewards, showing team members they are being compensated based on their individual contributions. To ensure our compensation practices are fair and market competitive, we evaluate our pay ranges every year using data from several industry surveys.

Total Rewards: We are proud to offer team members a variety of benefits to attract and retain top talent, and we are committed to giving our team greater transparency and choice in the benefits available to them. To provide more insight into the value of all the Company benefits they receive at Mr. Cooper Group, each team member has access to a personalized Total Rewards statement, which provides a simple, complete picture of a team member’s pay, medical benefits, life insurance, retirement plan, tax-free spending accounts, family benefits, career development opportunities and more. We believe that our unique benefits help us to attract and retain top talent, including the following offerings: Healthcare Exchange, which provides a choice of competitive insurance options, Team Member Mortgage Loan Program, Down Payment Assistance Program and Team Member Relief Fund.

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

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 6

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
7 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

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

A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•Economic, financial and public health disruptions caused by the COVID-19 pandemic and federal, state and local governmental responses to the pandemic;
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

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, sections of this report for further information on these and other factors affecting our business.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 8

Item 1A. Risk Factors

You should carefully consider the following risk factors together with all of the other information included in this report, including the financial statements and related notes, when deciding to invest in us. The risks and uncertainties described below could materially adversely affect our business, financial condition and results of operations in future periods and are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.

Risk Factor Summary

Financial Reporting, Credit and Liquidity Risks

•We may be unable to obtain sufficient capital to operate our business, and our substantial indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs.
•Our earnings may decrease because of changes in prevailing interest rates.
•If our estimates or assumptions in our financial models prove to be incorrect, it may affect our earnings.
•We may not realize all of the anticipated benefits of previous or potential acquisitions and dispositions.
•We may not be able to fully utilize our NOLs, the IRS could challenge our NOL carry forwards and changes in legislation could negatively affect our ability to use the tax benefits associated with our NOL carry forwards.
•Our hedging strategies may not be successful in mitigating our risks associated with interest rates.
•We have third-party credit and servicer risks.
•Changes in the method of determining LIBOR or the replacement of LIBOR may adversely affect interest rates.

Business & Operational Risks

•The COVID-19 pandemic has created economic, financial and public health disruptions that may adversely affect, our business, financial condition and results of operations.

Servicing
•A significant increase in delinquencies for the loans, including as a result of the COVID-19 pandemic, that we own and service could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSRs.
•We may not maintain or grow our business if we do not acquire MSRs or enter into favorable subservicing agreements.
•We service higher risk loans which are more expensive to service than conventional mortgage loans.
•We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable.
•Our counterparties may terminate our servicing rights and subservicing contracts.
•We service reverse mortgages, which subjects us to additional risks.
•We could have a downgrade in our servicer ratings.

Originations
•We may not be able to maintain the volumes in our loan originations business.
•We may be required to indemnify or repurchase loans we sold, or will sell, if these loans fail to meet certain criteria.
•We are highly dependent upon loan programs administered by the Agencies to generate revenues.

Xome
•Xome participates in highly competitive markets and has pressure from existing and new companies.
•Xome may be accused of infringing intellectual property rights of third parties.
•Xome is subject to extensive government regulation at the federal, state and local levels.
•Xome’s revenue from clients in the mortgage and real estate industries is affected by the strength of the economy and the housing market generally, including the volume of real estate transactions.
•We could have, appear to have or be alleged to have conflicts of interest with Xome.

9 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

General Business & Operational Risks

•We may not be successful in implementing certain strategic initiatives.
•Technology failures or cyber-attacks against us or our vendors could damage our business operations, and new laws and regulations could increase our costs.
•Our capital investments in technology may not achieve anticipated returns.
•We and our vendors have operations in India that could be adversely affected by changes in political or economic stability or by government policies.
•Our vendor relationships subject us to a variety of risks.
•Our risk management policies and procedures may not be effective.
•Our business could suffer if we fail to attract, or retain, highly skilled employees and changes in our executive management team may be disruptive to our business.
•Negative public opinion could damage our reputation and adversely affect our business.
•We may have lapses in disclosure controls and procedures or internal control over financial reporting.
•Our business is subject to the risks of natural catastrophic events.

Regulatory and Legal Risks

•We operate within a highly regulated industry on federal, state and local levels.
•We are subject to numerous legal proceedings, federal, state or local governmental examinations and enforcement investigations.
•We are subject to state licensing and operational requirements that result in substantial compliance costs.
•Our business would be adversely affected if we lose our licenses.
•We may incur increased litigation costs and related losses if a court overturns a foreclosure or if a loan we are servicing becomes subordinate to a Home Owners Association lien.
•Delays in residential mortgage foreclosure proceedings could have a negative effect on our ability to liquidate loans timely and slow the recovery of advances and thus impact our earnings or liquidity.

Risks Related to the Owning our Stock

•Our common stock and the Series A Preferred Stock are subject to transfer restrictions.
•Anti-takeover provisions in our charter and under Delaware law could limit certain stockholder actions.
•Affiliates of KKR own a substantial amount of equity interests in us, have other substantial interests in us and agreements with us, and may have conflicts of interest with us or the other holders of our capital stock.
•Neither KKR nor its director appointees are required to present us with investment opportunities and may pursue them separately or otherwise compete with us.
•The market price of our common stock may decrease, resulting in a loss for investors.

Risk Factors
Financial Reporting, Credit and Liquidity Risks

We may be unable to obtain sufficient capital to operate our business.
Our financing strategy includes the use of significant leverage because, in order to make servicing advances and fund originations, we require liquidity in excess of the capital generated by our operations. Accordingly, our ability to finance our operations depends on our ability to secure financing on acceptable terms and to renew and/or replace existing financings as they expire. These financings may not be available on acceptable terms or at all. If we are unable to obtain these financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds.

We are generally required to renew a significant portion of our debt financing arrangements each year, which exposes us to refinancing and interest rate risks. Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including:

•the available liquidity in the credit markets;

•prevailing interest rates;

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 10

•an event of default, a negative ratings action by a rating agency and limitations imposed on us under the indentures governing our current debt that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;

•the strength of the lenders from which we borrow; and

•limitations on borrowings on advance facilities imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the advance facility.

If we are unable to obtain sufficient capital on acceptable terms for any of the foregoing reasons, this could adversely affect our business, financial condition and results of operations.

Our substantial indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs.
As of December 31, 2020, the aggregate principal amount of our unsecured senior notes was $2,100. Although we and our subsidiaries have substantial indebtedness, we believe we have the ability to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. These agreements generally restrict us and our restricted subsidiaries from incurring additional indebtedness; however, these restrictions are subject to important exceptions and qualifications. If we incur additional debt, the related risks could be magnified and could limit our financial and operating activities.

Our current and any future indebtedness could:

•require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on our current indebtedness and any indebtedness we may incur in the future, thereby reducing the funds available for other purposes;

•make it more difficult for us to satisfy and comply with our obligations with respect to the unsecured senior notes;

•subject us to increased sensitivity to increases in prevailing interest rates;

•place us at a competitive disadvantage to competitors with relatively less debt in economic downturns, adverse industry conditions or catastrophic external events; or

•reduce our flexibility in planning for or responding to changing business, industry and economic conditions.

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
Our profitability is directly affected by changes in prevailing interest rates. The following are certain material risks we face related to changes in interest rates:

Servicing:

•a decrease in interest rates may increase prepayment speeds which may lead to (i) increased amortization expense; (ii) decrease in servicing fees; and (iii) decrease in the value of our MSRs;

•an increase in interest rates, together with an increase in monthly payments when an adjustable mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, may cause increased delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase our expenses and reduce the number of mortgages we service;

11 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Originations:

•an increase in interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a purchase money loan may be more difficult for consumers;

•an increase in interest rates could also adversely affect our production margins due to increased competition among originators;

Xome:

•a substantial and sustained increase in prevailing interest rates could adversely affect the loan origination volumes of Xome’s clients since refinancing and purchase loans would be less attractive to borrowers, which would in turn adversely impact Xome Solutions’ valuation and Xome Title’s title order volume;

•an increase in interest rates could adversely affect Xome Exchange’s property sales, particularly non-distressed sales, as financing may become less attractive to borrowers;

Other:

•an increase in interest rates would increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and loan originations and for borrowing for acquisitions; and

•a decrease in interest rates could reduce our earnings from our custodial deposit accounts.

Any of the foregoing could adversely affect our business, financial condition and results of operations.

We use financial models that rely heavily on estimates in determining the fair value of certain assets and liabilities, such as MSRs and excess spread, and if our estimates or assumptions prove to be incorrect, it may affect our earnings.
We use internal financial models that utilize, wherever possible, market participant data to value certain of our assets, including our MSRs and MSR financing liabilities and for purposes of financial reporting. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. In determining value for MSRs we make certain assumptions, many of which are beyond our control, including, among other things:

•the rates of prepayment and repayment within the underlying pools of mortgage loans and our ability to recapture mortgage prepayments through the origination platform;

•projected rates of delinquencies, defaults and liquidations;

•future interest rates;

•cost to service the loans;

•ancillary revenues; and

•amounts of future servicing advances.

If these assumptions or relationships prove to be inaccurate, if market conditions change or if errors are found in our models, the value of certain assets and liabilities could materially vary, which could impact our ability to satisfy minimum net worth covenants and borrowing conditions in our debt agreements and adversely affect our business, financial condition and results of operations.

We may not realize all of the anticipated benefits of previous or potential acquisitions and dispositions.
Our ability to realize the anticipated benefits of previous or potential acquisitions, including the acquisition of assets, will depend, in part, on our ability to scale-up to appropriately service these assets and integrate the businesses of the acquired companies with our business.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 12

The risks associated with acquisitions include, among others:

•unknown or contingent liabilities;

•unanticipated issues in integrating information, management style, controls and procedures, servicing practices, communications and other systems including information technology systems;

•unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•not retaining key employees or clients; and

•inaccuracy of valuation and/or operating assumptions supporting our purchase price.

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

The risks associated with disposition include, among other things:

•difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner;

•destabilization of the applicable operations;

•loss of key personnel;

•ability to obtain necessary governmental or regulatory approvals;

•post-disposal disputes and indemnification obligations;

•access by purchasers to certain of our systems and tools during transition periods;

•the migration of data and separation of systems; and

•data privacy matters.

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

13 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

We may not be able to fully utilize our net operating loss (“NOL”) and other tax carry forwards.
As of December 31, 2012, we had U.S. federal NOLs of approximately $7.5 billion, of which approximately $6.0 billion was allocated to the portion of 2012 after the ownership change described below, that, if unused, will begin to expire in 2031. As of December 31, 2020, we had U.S. federal NOLs of approximately $2.6 billion, of which $2.5 billion were not subject to limitation under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”). Our ability to utilize NOLs and other tax carry forwards to reduce taxable income in future years could be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carry forwards prior to their expiration and/or the Internal Revenue Service (“IRS”) challenges that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of Federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not challenge the use of all or any portion of the NOLs. Although we have certain transfer restrictions in place under our Certificate of Incorporation, our Board could issue additional shares of stock or permit or effect future conversions, amendments or redemptions of our stock, which, depending on their magnitude, could result in ownership changes that would trigger the imposition of additional limitations on the utilization of our NOLs under Sections 382 and 383 of the Code. In an attempt to minimize the likelihood of an additional ownership change occurring, our Certificate of Incorporation contains transfer restrictions limiting the acquisition (and disposition) of our stock or any other instrument treated as stock for purposes of Section 382 by persons or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 owning (actually or constructively), or who would own as a result of the transaction, 4.75% of the total value of our stock (including any other interests treated as stock for purposes of Section 382). Nevertheless, it is possible that we could undergo an ownership change, either by events within or outside of the control of our Board, e.g., indirect changes in the ownership of persons owning 5% of our stock. In the event of a subsequent ownership change, all or part of the NOLs from 2012 and subsequent years that were not previously subject to limitations under Section 382 could also become subject to an annual limitation. Section 384 may also apply in the event of an ownership change resulting from an acquisition, which would limit the utilization of our NOLs to only certain income or gains generated from assets owned subsequent to the acquisition.

The IRS could challenge the amount, timing and/or use of our NOL carry forwards.
The amount of our NOL carry forwards has not been audited or otherwise validated by the IRS. Among other things, the IRS could challenge whether an ownership change occurred with the merger with Nationstar, as well as the amount, the timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all of our NOL carry forwards. In addition, calculating whether an ownership change has occurred within the meaning of Section 382 is subject to inherent uncertainty, both because of the complexity of applying Section 382 and because of limitations on a publicly traded Company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our utilizable NOL carry forwards could be changed as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities.

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

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 14

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

Changes in the method of determining the London Inter-Bank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates and financial markets as a whole.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. As we renew or replace our debt facilities that currently incorporate LIBOR, we will need to work with our counterparties to incorporate alternative benchmarks. Since there is presently substantial uncertainty relating to the process and timeline for developing LIBOR alternatives, how widely any given alternative will be adopted by parties in the financial markets, and the extent to which alternative benchmarks may be subject to volatility or present risks and challenges that LIBOR does not, it is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. In 2020, the Company ended originating LIBOR loans in advance of the GSEs and GNMA announcing they will no longer be purchasing these loans.

15 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Business & Operational Risks

The COVID-19 pandemic has created economic, financial and public health disruptions that may adversely affect, our business, financial condition and results of operations.
The COVID-19 pandemic has had, and continues to have, a significant impact on the national economy and the communities in which we operate. While the pandemic's effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, the pandemic and governmental programs created as a response to the pandemic has affected and will continue to affect our business, and such effects, if they continue for a prolonged period, may have a material adverse effect on our business, financial conditions and results of operations.

The COVID-19 pandemic has affected and will continue to affect our Servicing operations. As part of the federal response to the COVID-19 pandemic, the CARES Act allows borrowers with federally-backed loans to request temporary payment forbearance in response to increased borrower hardships resulting from the COVID-19 pandemic. Delinquent loans reduce our servicing fee revenues and are more costly to service. An increase in loans in forbearance, an increase in delinquencies, and further declines in market or mortgage rates would also further decrease the fair value of our MSR portfolio. In addition, as a servicer, we are required to advance unpaid principal and interest to investors and to make advances for unpaid taxes and insurance and other costs to the extent that we determine that such amounts are recoverable. An increase in loans in forbearance or an increase in delinquencies would increase our servicing advances and may increase the related interest expense.

The COVID-19 pandemic is also impacting Xome’s Exchange division which consists of the Xome.com auction platform that provides the efficient execution for sales of foreclosed properties. States, agencies and regulators have issued forbearance programs and placed a moratorium on foreclosures and evictions starting in March 2020 and still in effect as of December 31, 2020. If these measures stay in place for an extended period of time, Xome’s revenues may continue to be adversely impacted.

Although we have experienced record pre-tax income and funded volume in Originations, the COVID-19 pandemic may impact our origination of mortgages. If the COVID-19 pandemic leads to a prolonged economic downturn with sustained high unemployment rates, real estate transactions could decrease. Any such slowdown may materially decrease the number and volume of mortgages we originate.

Multiple forbearance programs, moratoria of foreclosure and eviction and other requirements to assist borrowers enduring financial hardship due to COVID-19 are being issued by states, agencies and regulators. These measures could stay in place for an extended period of time. Additionally, the CFPB iteratively adopted rules over the course of several years regarding mortgage servicing practices that required us to make modifications and enhancements to our mortgage servicing processes and systems. While the CFPB announced its flexible supervisory and enforcement approach during the COVID-19 pandemic on certain consumer communications required by the mortgage servicing rules, managing to the CFPB's loss mitigation rules with CARES Act forbearance requests is challenging. If we are unable to comply with, or face allegations that we are in breach of, applicable laws, regulations or other requirements, we may face regulatory action, including fines, penalties, and restrictions on our business. In addition, we could face litigation and reputational damage.

Additionally, the COVID-19 pandemic may affect the productivity of our team members. As a result of the pandemic, we transitioned to a remote working environment for over 98% of our team members. While our team members have transitioned well to working from home, over time such remote operations could impact employees’ productivity and bring increased risks from potentially less secure and less private work environments.

Servicing
A significant increase in delinquencies for the loans, including as a result of the COVID-19 pandemic, that we own and service could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSRs.

•Revenue. An increase in delinquencies will result in lower revenue for loans we service for GSEs and Ginnie Mae because we only collect servicing fees from GSEs and Ginnie Mae for performing loans. Additionally, while increased delinquencies generate higher ancillary revenues, including late fees, these fees do not offset the higher cost to service a delinquent loan and are not likely to be recoverable in the event that the loan is liquidated. In addition, an increase in delinquencies reduces cash held in collections and other accounts and lowers the interest income we receive.

•Expenses. An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers and an increase in interest expense as a result of an increase in our advancing obligations.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 16

•Liquidity. An increase in delinquencies could also negatively impact our liquidity because of an increase in servicing advances resulting in an increase in borrowings under advance facilities and/or insufficient financing capacity to fund increases in advances.

•Valuation of MSRs. We base the price we pay for MSRs on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of our MSRs could be diminished. If the estimated fair value of MSRs is reduced, we would record a loss which would adversely impact our ability to satisfy borrowing conditions in our debt agreements which could have a negative impact on our financial results.

An increase in delinquency rates could therefore adversely affect our business, financial condition and results of operations.

We may not be able to maintain or grow our business if we do not acquire MSRs or enter into additional subservicing agreements on favorable terms.
Our servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the right to service additional pools of residential mortgages, enter into additional subservicing agreements or to retain the servicing rights on newly originated mortgages. We have also shifted the mix of our servicing portfolio to a greater mix of subserviced loans. While we expect this strategy to have longer-term benefits, in the short-term, since subservicing revenues are earned on a fee per loan basis, this shift in our servicing portfolio to subservicing could reduce our revenue and earnings. In addition, we may not be able to maintain our pipeline of subservicing opportunities.

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
Some of the mortgage loans we service are higher risk loans, meaning that the loans are to less credit worthy borrowers, delinquent or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance and regulatory costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing higher risk loans to our servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, consent decrees or enforcement, could adversely affect our business, financial condition and results of operations. We have a portfolio of higher-risk loans guaranteed by Ginnie Mae. In an adverse economic scenario where defaults rise rapidly and unexpectedly, we may have funding challenges since Ginnie Mae does not allow the separate utilization of advances as a form of collateral, and we may not be able to secure financing for advances on acceptable terms or at all. If we are unable to obtain these financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds. Additionally, Ginnie Mae issued new guidelines on early buyouts of reperforming loans which could affect our liquidity.

17 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
Forward Mortgage Servicing Rights: During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances, and in certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, when a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or liquidation occurs. Market disruptions such as the COVID-19 pandemic and the response by the CARES Act and the GSEs, through which a temporary period of forbearance is being offered for customers unable to pay on certain mortgage loans as a result of the COVID-19 pandemic may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans.

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
Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 18

Subservicing: Our subservicing portfolio is highly concentrated with a small number of parties who may elect to transfer their subservicing relationship to other counterparties or may go out of business. As of December 31, 2020, 90% of our subservicing portfolio is with six counterparties. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing contracts with or without cause, with limited notice and with no termination fee upon a change of control. Entering into additional subservicing contracts will expose us to similar risks with new counterparties.

If our servicing rights or subservicing contracts are terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition and results of operations.

We service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.
The reverse mortgage business is subject to substantial risks, including market, interest rate, liquidity, operational, reputational and legal risks. Loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to maintain their property, fail to pay taxes or home insurance premiums, die or fail to occupy their property for 12 consecutive months. Higher than anticipated foreclosures could result in increased losses primarily related to operational deficiencies and transactional costs incurred as a result of REO sale. We use financial models that rely heavily on estimates to forecast loss exposure related to certain reverse mortgage assets and liabilities. These models are complex and use asset specific collateral data and market inputs for mortality, interest rates and prepayments. In addition, the models use investor and state required timelines for certain default related activities. Even if the general accuracy of our loss models is validated, loss estimates are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. If these assumptions or relationships prove to be inaccurate or if market conditions change, the actual loss experience could be higher than modeled. Additionally, we could become subject to negative reputational risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of elderly homeowners.

We could have a downgrade in our servicer ratings.
Standard & Poor’s and Fitch rate us as a residential loan servicer. Favorable ratings from these agencies are important to the conduct of our loan servicing business. Downgrades in servicer ratings could:

•adversely affect our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae, Freddie Mac, Ginnie Mae, and other investors;

•lead to the early termination of existing advance facilities and affect the terms and availability of advance facilities that we may seek in the future;

•cause our termination as servicer in our servicing agreements that require that we maintain specified servicer ratings; and

•further impair our ability to consummate future servicing transactions.

Any of the above could adversely affect our business, financial condition and results of operations.

Originations
We may not be able to maintain the volumes in our loan originations business, which would adversely affect our ability to replenish our servicing business.
The volume of loans funded within our loan originations business is subject to multiple factors, including changes in interest rates and availability of government programs. Volume in our originations business is based in large part on the refinancing of existing mortgage loans that we service, which is highly dependent on interest rates and other macroeconomic factors. Our loan origination volume may decline if interest rates increase, if government programs terminate and are not replaced with similar programs or if we cannot replace this volume with other loan origination channels such as Correspondent, new customer acquisitions or purchase money loans. Additionally, if the COVID-19 pandemic leads to a prolonged economic downturn with sustained high unemployment rates, real estate transaction volume could decrease. Any such slowdown may materially decrease the number and volume of mortgages we originate. If we are unable to maintain our loan originations volume, our business, financial condition and results of operations could be adversely affected.

19 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

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
The indentures governing our securitized pools of loans and our contracts with purchasers of our whole loans contain provisions that require us to indemnify or repurchase the related loans under certain circumstances. While our contracts vary, they contain provisions that require us to repurchase loans if:

•our representations and warranties concerning loan quality and loan circumstances are inaccurate, including representations concerning the licensing of a mortgage broker;

•we fail to secure adequate mortgage insurance within a certain period after closing;

•a mortgage insurance provider denies coverage;

•we fail to comply, at the individual loan level or otherwise, with regulatory requirements in the current dynamic regulatory environment; or

•the borrower fails to make certain initial loan payments due to the purchaser.

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
There are various proposals which deal with GSE reform, including winding down the GSEs and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process. In September 2019, the Trump Administration’s Treasury Department released its report on mortgage finance reform that commits to move the GSEs out of conservatorship and shrink their role and that of any possible additional chartered guarantors in the overall housing finance market. The Biden Administration is expected to reverse the Trump Administration’s plans to end the conservatorship of the GSEs. Thus, the long-term future of the GSEs is still uncertain.

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

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 20

Xome
Xome participates in highly competitive markets and pressure from existing and new companies could adversely affect Xome’s businesses.
The markets for Xome’s services are very competitive, and Xome’s success depends on its ability to continue to attract additional customers, consumers and real estate professionals to its offerings including exchange, title, and solutions. Any of Xome’s future or existing competitors may introduce different products that provide services similar to our own but with either better user interfaces, branding and marketing resources, or at a lower price. In addition, the time and expense associated with switching from Xome’s competitors’ services and technologies to ours, and the reluctance of loan servicers or originators to add new vendors in light of declining revenues or economics in their sectors may limit Xome’s growth. If we are unable to continue to innovate and grow our market share or the number of end-users of Xome’s offerings, we may not remain competitive or may face downward pricing pressures, and our business and financial performance could suffer. Furthermore, in the Business to Business area, Xome may not be able to attract and retain clients who view themselves as Mr. Cooper’s competitors due to perceived conflict of interest concerns.

Xome may be accused of infringing intellectual property rights of third parties.
Third parties may assert claims against Xome, asserting that Xome’s content, website processes or software applications infringe their intellectual property rights. For example, Xome settled a proceeding where the plaintiff alleged that Xome misappropriated plaintiff’s intellectual property for the purpose of replicating plaintiff’s products. If any infringement claim is successful, Xome may be required to pay substantial damages, obtain a license from the third party or be prohibited from using content that incorporates the challenged intellectual property, which could materially and adversely affect our business, liquidity, financial position and results of operations.

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
Real estate markets are subject to fluctuations, due to factors such as the relative relationship of supply to demand, the availability of alternative investment products, the unemployment rate, real wage increases, inflation and the general economic environment. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply in properties, a change in consumer preferences towards rental properties or declining consumer confidence in the economy, could have a material adverse effect on values of residential real estate properties. The volume of mortgage origination, mortgage refinancing and residential real estate transactions is highly variable. The level of real estate transactions is primarily affected by the average price of real estate sales, the availability of funds to finance purchases, mortgage interest rates, consumer confidence in the economy and general economic factors affecting the real estate markets. Reductions in these transaction volumes could have a material adverse effect on Xome’s business, financial condition and results of operations. The COVID-19 pandemic has impacted and continues to impact Xome’s Exchange division which consists of the Xome.com auction platform that provides the efficient execution for sales of foreclosed properties. States, agencies and regulators have issued forbearance programs and placed a moratorium on foreclosures and evictions. If these measures stay in place for an extended period of time, Xome’s revenues may continue to be adversely affected.

21 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

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

General Business & Operational Risks

We may not be successful in implementing certain strategic initiatives.
Certain strategic initiatives, which are designed to improve our results of operations and drive long-term stockholder value, include:

•Strengthen our balance sheet by building capital and liquidity, and managing interest rate and other forms of risk;

•Improve efficiency by driving continuous improvement in unit costs for Servicing and Originations, as well as by taking corporate actions to eliminate costs throughout the organization;

•Grow our servicing portfolio and customer by acquiring new customers and retaining existing customers;

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

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 22

Technology failures or cyber-attacks against us or our vendors could damage our business operations, and new laws and regulations could increase our costs.
The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, system misuse, unauthorized intrusion (cyber-attack), computer viruses and disabling devices, natural disasters, health pandemics and other similar events may interrupt or delay our ability to provide services to our borrowers. As a part of conducting business, we receive, transmit and store a large volume of personally identifiable information and other user data. Additionally, Xome is highly dependent on information technology networks and systems to securely process, transmit and store sensitive electronic information. Cybersecurity risks for the financial services industry have increased significantly in recent years due to new technologies, the reliance on technology to conduct financial transactions and the increased sophistication of organized crime and hackers. Those parties also may attempt to misrepresent personal or financial information to obtain loans or other financial products from us or attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. We and others in our industry are regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, and data, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer viruses, malware, phishing and other attack vectors. These attacks may result in unauthorized individuals obtaining access to our confidential information or that of our customers, or otherwise accessing, damaging, or disrupting our systems or infrastructure. In addition, to access our products and services, including our Home Intelligence app, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Third parties with which we do business or that facilitate our business activities or vendors that provide services or security solutions for our operations could also be sources of operational risk and information security risk to us, including from cyber-attacks, information breaches or loss, breakdowns, disruptions or failures of their own systems or infrastructure, or any deficiencies in the performance of their responsibilities. Security breaches, acts of vandalism and developments in computer intrusion capabilities could cause our financial, accounting, data processing or other operating systems and facilities to fail to operate properly or become disabled and could result in a compromise or breach of the technology that we or our vendors use to protect our borrowers’ personal information and transaction data.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all internal and external security breaches, especially because the techniques used change frequently, are becoming more sophisticated and are not recognized until launched, and because security attacks can originate from a wide variety of sources. This is especially applicable in the current response to the COVID-19 pandemic and the shift to having most of our team members work from their homes for the time being, as our team members access our secure networks through their home networks. These risks may increase in the future as we continue to increase our reliance on telecommunication technologies (including mobile devices), the internet and use of web-based product offerings.

While we have implemented policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions, whether external or internal, will not occur or, if they do occur, that they will be adequately addressed. A successful penetration or circumvention of the security of our or our vendors’ systems or a defect in the integrity of our or our vendors’ systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations. This risk is enhanced in certain jurisdictions with stringent data privacy laws. For example, the California Consumer Privacy Act of 2018 which went into effect in January 2020, as amended by the California Privacy Rights Act, which goes into effect in January 2023 (collectively, the “Privacy Acts”), provide data privacy rights for consumers and operational requirements for us. The Privacy Acts include a statutory damages framework and private rights of action against businesses that fail to comply with certain Privacy Acts terms or implement reasonable security procedures and practices to prevent data breaches. Several other states have enacted or are considering similar legislation. Additionally, while we have obtained insurance to cover us against certain cybersecurity risks and information theft, there can be no guarantee that all losses will be covered or that the insurance limits will be sufficient to cover such losses.

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

23 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Our capital investments in technology may not achieve anticipated returns.
Our business is becoming increasingly reliant on technology investments, and the returns on these investments are less predictable. We are currently making, and will continue to make, significant technology investments to support our service offering, implement improvements to our customer-facing technology and evolve our information processes, and computer systems to more efficiently run our business and remain competitive and relevant to our customers. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. We must monitor and choose the right investments and implement them at the right pace. Failing to make the best investments or making an investment commitment significantly above or below our needs, could result in the loss of our competitive position and adversely impact our financial condition and results of operations.

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

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 24

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

Our business is subject to the risks of earthquakes, hurricanes, fires, floods, health pandemics and other natural catastrophic events.
Earthquakes, hurricanes, fires, floods, health pandemics and similar events could have a material adverse effect on the macro economy and affect our loan servicing costs, increase our recoverable and our non-recoverable servicing advances, increase servicing defaults and negatively affect the value of our MSRs.

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

25 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Regulatory requirements or changes to existing requirements that the CFPB or other federal or state agencies, including HUD and the FCC, may promulgate could require changes in our business, result in increased compliance and operational costs and impair the profitability of such business. For example, Regulation C of the Home Mortgage Disclosure Act (“HMDA”) requires us to collect and report certain mortgage data for every loan application. These requirements for gathering and submitting large amounts of data regarding loan applications to regulators and the public is complex. Thus, any inadvertent errors in our gathering or reporting the data could result in fines or penalties being levied by the CFPB or other regulators against us. In addition, the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), could be expanded and we could be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. The cumulative effect of these changes could result in a material impact on our earnings. The implementation of the originations and servicing rules by the CFPB and the CFPB’s continuing examinations of our business, including Xome, could increase our regulatory compliance burden and associated costs and place restrictions on our operations, which could in turn adversely affect our business, financial condition and results of operations.

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

The recent influx of new laws, regulations, and other directives adopted in response to the recent COVID-19 pandemic exemplifies the ever-changing and increasingly complex regulatory landscape we operate in. While some regulatory reactions to COVID-19 relaxed certain compliance obligations, the forbearance requirements imposed on mortgages servicers in the CARES Act added new regulatory responsibilities. The GSEs and the FHFA, Ginnie Mae, HUD, various investors and others have also issued guidance relating to COVID-19. We have received inquiries from various federal and state lawmakers, attorneys general and regulators seeking information on our COVID-19 response and its impact on our business, team members, and clients. Future regulatory scrutiny and enforcement resulting from COVID-19 is unknown.

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

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 26

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

Regulatory Matters: We operate within highly regulated industries on a federal, state and local level. In the normal and ordinary course of our business, we are routinely subject to extensive examinations, investigations, subpoenas, inquiries and reviews by various federal, state and local governmental, regulatory and enforcement agencies, including CFPB, the Securities and Exchange Commission, the Department of Justice, the Office of the Special Inspector General for the Troubled Asset Relief Program, the U.S. Department of Housing and Urban Development, various State mortgage banking regulators and various State Attorneys General, related to our residential loan servicing and origination practices, our financial reporting and other aspects of our businesses. For example, we recently reached a resolution of certain legacy regulatory matters with the CFPB, the multi-state committee of mortgage banking regulators and various State Attorneys General, and the Executive Office of the United States Trustee, all of which involved findings from examinations and discussions that were completed in 2014 and 2015, and related to certain loan servicing practices which occurred during 2010 through 2015. Several large mortgage originators or servicers have been subject to similar matters, which have resulted in the payment of fines and penalties, changes to business practices and the entry of consent decrees or settlements. The trend of large settlements with governmental entities may adversely affect the outcomes for other financial institutions, including us. We continue to manage our response to each matter, but it is not possible for us to confidently or reliably predict the outcome of any of them, including predicting any possible losses resulting from any judgments or fines, which can lead to substantial disparities between legal reserves and subsequent settlements or penalties.

Responding to these matters requires us to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows. Adverse results in any of these matters could further increase our operating expenses and reduce our revenues, require us to change business practices, limit our ability to grow and otherwise materially and adversely affect our business, reputation, financial condition and results of operation. To the extent that an examination or other regulatory engagement reveals a failure by us to comply with applicable law, regulation or licensing requirement this could lead to (i) loss of our licenses and approvals to engage in our businesses, (ii) damage to our reputation in the industry and loss of client relationships, (iii) governmental investigations and enforcement actions, (iv) administrative fines and penalties and litigation, (v) civil and criminal liability, including class action lawsuits, and actions to recover incentive and other payments made by governmental entities, (vi) enhanced compliance requirements, (vii) breaches of covenants and representations under our servicing, debt or other agreements, (viii) inability to raise capital and (ix) inability to execute on our business strategy. Any of these occurrences could further increase our operating expenses and reduce our revenues, require us to change business practices and procedures and limit our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition and results of operation.

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

27 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

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
We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. In addition, if a court rules that the lien of a Home Owners Association takes priority over the lien we service, we may incur legal liabilities and costs to defend such actions. If a court dismisses or overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the loan owner, a borrower, title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.

Residential mortgage foreclosure proceedings in certain states have been delayed due to lack of judicial resources and legislation and as a result of the COVID-19 pandemic, all of which could have a negative effect on our ability to liquidate loans timely and slow the recovery of advances and thus impact our earnings or liquidity.
In some states, such as New York, our industry has faced, and may continue to face, increased delays and costs caused by state law and local court rules and processes. In addition, California and Nevada have enacted Homeowner’s Bill of Rights legislation to establish complex mandatory loss mitigation practices for homeowners which cause delays in foreclosure proceedings. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our servicing advance facilities, or delay the recovery of advances, all or any of which could materially affect our earnings and liquidity and increase our need for capital. The CARES Act and the federal agencies subject to the CARES Act, have currently paused all foreclosures. Many state governors issued orders, directives, guidance or recommendations halting foreclosure activity including evictions. This will increase our operating costs, extend the time we advance for delinquent taxes and insurance and could delay our ability to seek reimbursement from the investor to recoup some or all of the advances.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 28

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
Our Certificate of Incorporation, including Article VIII thereof, and Bylaws, as well as certain contractual arrangements with KKR, contain provisions that make it difficult for a third party to acquire us, even if doing so might be deemed beneficial by our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Affiliates of KKR own a substantial amount of equity interests in us, have other substantial interests in us and agreements with us, and may have conflicts of interest with us or the other holders of our capital stock.
As of February 18, 2021, affiliates of KKR held shares of our stock representing approximately 18% of our voting power on an as-converted basis. Affiliates of KKR are parties to the Investment Agreement and the Investor Rights Agreement. As a result, affiliates of KKR may have substantial influence over our decisions to enter into any corporate transaction, including with respect to any acquisition, and may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether other holders of our capital stock believe that any such transactions are in their own best interests. KKR will not provide oversight of or have control over or be involved with the investment activities or other operations of the Company.

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

29 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

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
The market price of our common stock could decrease, and you may not be able to resell your shares at or above the price at which your shares were acquired. Those fluctuations could be based on various factors, including:

•our operating performance and the performance of our competitors and fluctuations in our operating results;

•macro-economic trends, including changes in interest rates and economic growth and unemployment;

•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

•global, national or local economic, legal and regulatory factors unrelated to our performance;

•announcements of negative news by us or our competitors, such as announcements of poorer than expected results of operations, data breaches or significant litigation;

•actual or anticipated variations in our or our competitors’ operating results, and our or our competitors’ growth rates;

•failure by us or our competitors to meet analysts’ projections or guidance we or our competitors may give the market;

•changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;

•changes in accounting standards, policies, guidance, interpretations or principles;

•the departure of key personnel;

•the number of shares publicly traded;

•the converted Series B preferred stockholders selling their shares; and

•other developments affecting us, our industry or our competitors.

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

Item 1B. Unresolved Staff Comments

None.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 30

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

Item 3. Legal Proceedings

For a description of our material legal proceedings, see Note 19, Commitments and Contingencies of the Notes to the Consolidated Financial Statements within Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

31 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

PART II.
On November 19, 2020, the Securities and Exchange Commission adopted amendments to certain financial disclosure requirements in Regulation S-K in an effort to modernize and simplify financial disclosures. Most notably, the amendments (i) eliminate the requirements to provide five years of selected financial data and tabular disclosure of contractual obligations, (ii) limit the circumstances in which quarterly supplemental financial information must be presented, (iii) clarify the objectives of Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”) and codify previous MD&A guidance and (iv) require registrants to explicitly disclose critical accounting estimates in MD&A. Although we are not required to comply with these amendments until our annual report filed for the fiscal year ended December 31, 2021, we have early adopted the amended rules in our Form 10-K for the year ended December 31, 2020.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders
Our common stock has been traded on the Nasdaq Stock Market under the ticker symbol “COOP” since October 10, 2018. From September 28, 2015 until October 9, 2018, WMIH’s common stock had traded under the ticker symbol “WMIH”.

As of February 18, 2021, there were 2,675 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities
On July 30, 2020, we announced that our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. The stock repurchase program may be suspended, modified or discontinued at any time at our discretion. During the three months ended December 31, 2020, we have repurchased shares of our common stock at a total cost of $34 million under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares Purchased (in thousands)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (in thousands)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in millions)
October 2020	—	$—	—	$76
November 2020	797	$23.38	797	$58
December 2020	600	$26.70	600	$42
Total	1,397		1,397

Stockholder Return Performance
The following graph shows a comparison of the cumulative total stockholder return for our common stock, as adjusted for the 1-for-12 reverse stock split that occurred in October 2018, our peer group index, the S&P SmallCap 600 Financials Index and the S&P 500 Index from December 31, 2015 through December 31, 2020. In 2020, we revised our peer group index and our new peer group index is composed of the following companies: PennyMac Financial Services, Inc., Ocwen Financial Corporation, Flagstar Bancorp, Inc., New Residential Investment Corp., and Rocket Companies, Inc. We changed our peer group index from the S&P SmallCap 600 Financials Index to a peer group index of industry competitors to provide a comparison of stock performance more specific to the mortgage industry. This data assumes an investment of $100 on December 31, 2015.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 32

Comparison of Cumulative Total Return (December 31, 2015 to December 31, 2020)
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
Dec 2015
Dec 2016
Dec 2017
Dec 2018
Dec 2019
Dec 2020
Mr. Cooper (formerly WMIH)
S&P 500 Index
Peer Group
S&P SmallCap 600 Financials Index

Comparative results for Mr. Cooper (formerly WMIH) common stock, the S&P 500 Index, our peer group index and S&P SmallCap 600 Financials Index are presented below:

	December 31,
	2015	2016	2017	2018	2019	2020
Mr. Cooper (formerly WMIH)	$100	$60	$33	$38	$40	$100
S&P 500 Index	100	110	131	123	158	184
Peer Group Index(1)	100	90	80	53	70	107
S&P SmallCap 600 Financials Index	100	132	139	127	154	138

(1)Rocket Companies, Inc. is included in the peer group index for 2020 data only.

Item 6. Selected Financial Data
Not applicable.
33 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

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

Basis of Presentation

The below presentation discusses the results of the operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of results of operations for the year ended December 31, 2019, compared to the year ended December 31, 2018, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We are a leading servicer and originator of residential mortgage loans, and a provider of real estate services through our Xome subsidiary. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $626 billion as of December 31, 2020. We believe this track record reflects our strong operating capabilities, which include a proprietary low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

Our strategy to position the Company for continued, sustainable long-term growth includes initiatives to improve profitability and generate a return on tangible equity of 12% or higher. Key strategic initiatives include the following:

•Strengthen our balance sheet by building capital and liquidity, and managing interest rate and other forms of risk;
•Improve efficiency by driving continuous improvement in unit costs for Servicing and Originations segments, as well as by taking corporate actions to eliminate costs throughout the organization;
•Grow our servicing portfolio and customer base by acquiring new customers and retaining existing customers;
•Reinvent the customer experience by acting as the customer’s advocate and by harnessing technology to deliver user-friendly digital solutions;
•Sustain the talent of our people and the culture of our organization; and
•Maintain strong relationships with agencies, investors, regulators, and other counterparties and a strong reputation for compliance and customer service.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 34

Impact of the COVID-19 Pandemic

The COVID-19 pandemic introduces unprecedented uncertainty in the economy, including the risk of a significant employment shock and recessionary conditions, with implications for the health and safety of our employees, borrower delinquency rates, servicing advances, origination volumes, the availability of financing, and our overall profitability and liquidity. We have taken aggressive steps to address these risks, including moving in excess of 95% of our staff to work-from-home status as well as implementing other practices for mitigating the risk of the pandemic, including restrictions on non-essential travel and face-to-face meetings and enhanced sanitization of our facilities. We have also implemented the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which makes available forbearance plans for up to one year for borrowers under government and government agency mortgage programs, which we have extended to borrowers in our private label mortgage servicing portfolio. As of February 18th, 2021, approximately 5.5% of our customers were on a forbearance plan, down from a peak of 7.2%. More customers are now exiting forbearance than are entering. We include loans in forbearance related to the CARES Act, whereby no payments have been received from borrowers for greater than 90 days, in loans subject to repurchase right from Ginnie Mae in other assets and payables and other liabilities on a gross basis. The balance was $5,879 loans as of December 31, 2020. See liquidity discussion related to the COVID-19 pandemic in Liquidity and Capital Resources section in MD&A.

Anticipated Trends

Our Servicing segment continued to experience portfolio run-off from elevated prepayment speeds in the low interest rate environment, which was more than replenished by record correspondent volume. We expect to see continued growth in the first quarter of 2021, primarily from correspondent and flow originations as well as UPB growth from a new subservicing relationship. Additionally, we benefited from early-buyout gains in the fourth quarter of 2020 as we helped customers exit forbearance. We expect a similar level of contributions from early-buyout volumes in the first quarter of 2021.

Our Originations segment has experienced volume growth and higher margins as a result of the lower interest rate environment, which more than offset the decline in our Servicing segment. As the pandemic began to impact the mortgage capital markets, our Originations segment took several steps to rapidly de-risk the pipeline. During the second quarter of 2020, we slowed down correspondent production as we evaluated the environment. However, since then, we ramped our correspondent production and had record correspondent volume during the fourth quarter of 2020. We expect a similar level of funded volumes for the first quarter of 2021.

Our Xome segment revenue from the Title division has benefited from the lower interest rate environment and increase in origination volume. Xome’s revenue from the Exchange division has been, and is expected to continue to be, negatively impacted, as the foreclosure process is currently on hold, with moratoriums in place at the national level and in some local markets. As the foreclosure moratoriums have been extended through June 2021, we expect continued negative impact in the first quarter of 2021. Once the moratoriums are lifted, we expect Exchange to ramp up and Xome to contribute meaningfully to our consolidated results.

35 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Results of Operations

Table 1. Consolidated Operations

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenues - operational(1)	$3,412	$2,512	$900	36%
Revenues - mark-to-market	(679)	(505)	(174)	34%
Total revenues	2,733	2,007	726	36%
Total expenses	1,831	1,851	(20)	(1)%
Total other expenses, net	(503)	(159)	(344)	216%
Income (loss) before income tax expense (benefit)	399	(3)	402	NM
Less: Income tax expense (benefit)	92	(273)	365	NM
Net income	307	270	37	14%
Less: Net income (loss) attributable to non-controlling interests	2	(4)	6	NM
Net income attributable to Mr. Cooper	$305	$274	$31	11%

(1)Revenues - operational consists of total revenues, excluding mark-to-market.
NM = Not meaningful

The increase in net income for the year ended December 31, 2020 compared to 2019 was primarily driven by higher revenues from our Originations segment, offset by an increase in negative mark-to-market adjustments primarily due to lower interest rates, and an increase in total other expenses, net. The increase in total other expenses, net was impacted by lower interest income driven by lower interest rates and the loss on redemption of unsecured senior notes. For more information on our segment results, see below.

For the years ended December 31, 2020 and 2019, we had an income tax expense of $92 and income tax benefit of $273, respectively. The effective tax rate for the year ended December 31, 2020 was 23.0%. The change in the effective tax rate in 2020 as compared to 2019 was primarily attributable to the release of the valuation allowance associated with the pre-Merger net operating loss carryforwards in 2019, the relative tax impacts of state adjustments, and permanent differences such as nondeductible executive compensation and nondeductible penalties.

Segment Results

Our operations are conducted through three segments: Servicing, Originations, and Xome.

•The Servicing segment performs operational activities on behalf of investors or owners of the underlying mortgages, including collecting and disbursing borrower payments, investor reporting, customer service, modifying loans where appropriate to help borrowers stay current, and, when necessary, performing collections, foreclosures, and the sale of REO.
•The Originations segment originates residential mortgage loans through our direct-to-consumer channel, which provides refinance options for our existing customers, and through our correspondent channel, which purchases or originates loans from mortgage bankers and brokers. Our wholesale channel was shut down during the three months ended June 30, 2020 and subsequently ceased originating loans and funded out the remaining pipeline.
•The Xome segment provides a variety of real estate services to mortgage originators, mortgage and real estate investors, and mortgage servicers, including title, valuation, and field services, and operates an exchange which facilitates the sale of foreclosed properties.

Refer to Note 20, Segment Information, in the Notes to Consolidated Financial Statements for a summary of segment results.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 36

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

Table 2. Servicer Ratings

	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	January 2020	September 2020	December 2020

Residential	RPS2-	Not Rated	Above Average
Master Servicer	RMS2+	SQ2	Above Average
Special Servicer	RSS2-	Not Rated	Above Average
Subprime Servicer	RPS2-	Not Rated	Above Average

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak
37 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

The following table sets forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Year Ended December 31,
	2020		2019		$ Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps	Amt	bps
Revenues
Operational	$1,206	20	$1,273	21	$(67)	(1)	(5)%	(5)%
Amortization, net of accretion	(420)	(7)	(236)	(4)	(184)	(3)	78%	75%
Mark-to-market	(679)	(11)	(505)	(8)	(174)	(3)	34%	38%
Total revenues	107	2	532	9	(425)	(7)	(80)%	(78)%
Expenses
Salaries, wages and benefits	313	5	346	5	(33)	—	(10)%	—%
General and administrative
Servicing support fees	109	2	121	2	(12)	—	(10)%	—%
Corporate and other general and administrative expenses	130	2	162	3	(32)	(1)	(20)%	(33)%
Foreclosure and other liquidation related (recoveries) expenses, net	(33)	—	42	1	(75)	(1)	NM	(100)%
Depreciation and amortization	20	—	19	—	1	—	5%	—%
Total general and administrative expenses	226	4	344	6	(118)	(2)	(34)%	(33)%
Total expenses	539	9	690	11	(151)	(2)	(22)%	(18)%
Other income (expense)
Income earned on reverse mortgage interests	176	3	313	5	(137)	(2)	(44)%	(40)%
Other interest income	61	1	187	3	(126)	(2)	(67)%	(67)%
Interest income	237	4	500	8	(263)	(4)	(53)%	(50)%
Reverse mortgage interests expense	(174)	(3)	(236)	(4)	62	1	(26)%	(25)%
Advance interest expense	(26)	—	(29)	—	3	—	(10)%	—%
Other interest expense	(242)	(4)	(204)	(3)	(38)	(1)	19%	33%
Interest expense	(442)	(7)	(469)	(7)	27	—	(6)%	—%
Other income, net	—	—	4	—	(4)	—	(100)%	—%
Total other (expenses) income, net	(205)	(3)	35	1	(240)	(4)	NM	NM
Loss before income tax benefit	$(637)	(10)	$(123)	(1)	$(514)	(9)	NM	NM

Weighted average cost - advance facilities	2.9%		3.9%		(1.0)%		(26)%
Weighted average cost - excess spread financing	9.0%		8.9%		0.1%		1%

(1)Calculated basis points (“bps”) are as follows: Annual dollar amount/Total average UPB X 10000.
NM = Not meaningful

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 38

Table 4. Servicing - Revenues

	Year Ended December 31,
	2020		2019		$ Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps	Amt	bps
Forward MSR Operational Revenue
Base servicing fees	$942	16	$999	16	$(57)	—	(6)%	—%
Modification fees(2)	10	—	17	—	(7)	—	(41)%	—%
Incentive fees(2)	9	—	15	—	(6)	—	(40)%	—%
Late payment fees(2)	69	1	84	2	(15)	(1)	(18)%	(50)%
Other ancillary revenues(2)	247	4	172	3	75	1	44%	33%
Total forward MSR operational revenue	1,277	21	1,287	21	(10)	—	(1)%	—%
Base subservicing fees and other subservicing revenue(2)	276	5	239	4	37	1	15%	25%
Reverse servicing fees	24	—	31	—	(7)	—	(23)%	—%
Total servicing fee revenue	1,577	26	1,557	25	20	1	1%	4%
MSR financing liability costs	(33)	—	(41)	—	8	—	(20)%	—%
Excess spread costs - principal	(338)	(6)	(243)	(4)	(95)	(2)	39%	50%
Total operational revenue	1,206	20	1,273	21	(67)	(1)	(5)%	(5)%
Amortization, net of accretion
Forward MSR amortization	(778)	(13)	(527)	(9)	(251)	(4)	48%	44%
Excess spread accretion	338	6	243	4	95	2	39%	50%
Reverse MSL accretion	20	—	47	1	(27)	(1)	(57)%	(100)%
Reverse MSR amortization	—	—	1	—	(1)	—	NM	NM
Total amortization, net of accretion	(420)	(7)	(236)	(4)	(184)	(3)	78%	75%
Mark-to-Market Adjustments
MSR MTM(3)	(878)	(14)	(669)	(11)	(209)	(3)	31%	27%
Excess spread / financing MTM	199	3	164	3	35	—	21%	—%
Total MTM adjustments	(679)	(11)	(505)	(8)	(174)	(3)	34%	38%
Total revenues - Servicing	$107	2	$532	9	$(425)	(7)	(80)%	(78)%

(1)Calculated basis points (“bps”) are as follows: Annual dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $28 and $62 for the years ended December 31, 2020 and 2019, respectively.
NM = Not meaningful

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Forward - Due to the decrease of the forward MSR portfolio’s UPB, base servicing fee revenue decreased for the year ended December 31, 2020 as compared to 2019. Late payment fees and incentive fees decreased due to loan forbearance related to the CARES Act. Other ancillary revenues increased primarily due to the $80 gain on sale associated with loans bought out of a GNMA securitization, modified and redelivered following GNMA guidelines.

Forward MSR amortization increased for the year ended December 31, 2020 as compared to 2019, primarily due to higher prepayments driven by the lower interest rate environment.

Total negative MTM adjustments increased in the year ended December 31, 2020 as compared to 2019, primarily due to the low interest rate environment during 2020.

Subservicing - Subservicing fees increased for the year ended December 31, 2020 as compared to 2019, due to a higher average subservicing portfolio UPB and higher fees earned on delinquent loans.

39 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Servicing Segment Expenses
Total expenses decreased during the year ended December 31, 2020 compared to 2019, primarily driven by the change in foreclosure and other liquidation (recoveries) expenses, net. The change in foreclosure and other liquidation (recoveries) expenses, net was primarily due to operational improvements of the reverse portfolio with respect to assignments and adherence to HUD curtailment guidelines, in addition to $46 on loss recoveries related to a settlement with a government agency and improved performance of $15 on loss recoveries related to settlement with a prior servicer. Salaries, wages and benefits decreased in 2020 compared to 2019 primarily due to operational efficiencies driven by cost saving initiatives, which included consolidation of one of our servicing centers. The decrease in corporate and other general and administrative expenses in 2020 was primarily driven by lower temporary labor costs and occupancy expenses due to cost saving initiatives.

Servicing Segment Other Income (Expenses), net
During the year ended December 31, 2020 we had total other expenses, net of $205 compared to total other income, net of $35 in 2019. The change was primarily due to a lower income earned on reverse mortgage interests due to decline in the reverse mortgage interests balance and the amortization of a net asset premium into income. Other interest income decreased due to lower interest income earned on custodial balances due to lower LIBOR rates. Interest expense decreased during the year ended December 31, 2020 as compared to 2019 primarily due to a decrease in reverse mortgage interests expense primarily driven by the decline in the reverse mortgage interests portfolio, partially offset by an increase in other interest expense primarily driven by higher compensating interest expense and bank fees.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 40

Table 5. Servicing Portfolio - Unpaid Principal Balances

					Year Ended December 31,
					2020	2019
Average UPB
Forward MSRs					$286,159	$311,601
Subservicing and other(1)					305,063	283,743
Reverse loans					20,477	25,270
Total average UPB					$611,699	$620,614

	December 31, 2020			December 31, 2019
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
Ending UPB
Forward MSRs
Agency	$227,136	$2,305	101	$240,688	$2,944	122
Non-agency	44,053	398	90	56,094	552	98
Total Forward MSRs	271,189	2,703	100	296,782	3,496	118

Subservicing and other(1)
Agency	321,858	N/A		308,532	N/A
Non-agency	14,655	N/A		15,451	N/A
Total subservicing and other	336,513	N/A		323,983	N/A

Reverse loans
MSR	1,961	5		2,508	6
MSL	10,870	(41)		13,994	(61)
Securitized loans	5,260	5,253		6,223	6,279
Total reverse portfolio serviced	18,091	5,217		22,725	6,224
Total ending UPB	$625,793	$7,920		$643,490	$9,720

Forward MSRs UPB Encumbrance					December 31, 2020	December 31, 2019
Forward MSRs - unencumbered					$104,798	$83,557
Forward MSRs - encumbered(2)					166,391	213,225
Total Forward MSRs					$271,189	$296,782

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)The encumbered forward MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

As of December 31, 2020, when measuring the fair value of the portfolio as a basis point of the unpaid principal balance, our total forward MSRs decreased in value compared to 2019 primarily due to higher forecasted prepayment speeds as a result of the declining interest rate environment in 2020.

41 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

The following table provides a rollforward of our forward MSR and subservicing and other portfolio UPB:

Table 6. Forward Servicing and Subservicing and Other Portfolio UPB Rollforward

	Year Ended December 31,
	2020			2019
	Forward MSR	Subservicing and Other	Total	Forward MSR	Subservicing and Other	Total
Balance - beginning of year	$296,782	$323,983	$620,765	$295,481	$223,886	$519,367
Additions:
Originations	58,734	4,331	63,065	37,969	1,386	39,355
Acquisitions / Increase in subservicing(1)	1,506	154,718	156,224	39,392	171,246	210,638
Deductions:
Dispositions	(110)	(27,765)	(27,875)	(14,592)	(20,412)	(35,004)
Principal reductions and other	(10,722)	(10,754)	(21,476)	(11,702)	(10,090)	(21,792)
Voluntary reductions(2)	(73,691)	(107,762)	(181,453)	(46,423)	(41,260)	(87,683)
Involuntary reductions(3)	(991)	(238)	(1,229)	(3,043)	(773)	(3,816)
Net changes in loans serviced by others	(319)	—	(319)	(300)	—	(300)
Balance - end of year	$271,189	$336,513	$607,702	$296,782	$323,983	$620,765

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the year ended December 31, 2020, our ending forward MSR UPB decreased primarily due to increased voluntary reductions in a low interest rate environment, partially offset by increased origination volumes. During the year ended December 31, 2020, our subservicing and other portfolio ending UPB increased primarily due to portfolio growth, partially offset by higher voluntary reductions in the low interest rate environment.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)

	December 31, 2020	December 31, 2019
Loan count(2)	3,373,066	3,588,162
Average loan amount(3)	$180,165	$172,980
Weighted average coupon - agency(4)	4.2%	4.5%
Weighted average coupon - non-agency(4)	4.5%	4.7%
60+ delinquent (% of loans)(5)	5.8%	2.0%
90+ delinquent (% of loans)(5)	5.3%	1.7%
120+ delinquent (% of loans)(5)	4.5%	1.5%

	Year Ended December 31,
	2020	2019
Total prepayment speed (12-month constant prepayment rate)	27.1%	14.7%

(1)Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.
(2)As of December 31, 2020, loan count includes 199,118 loans in forbearance related to the CARES Act.
(3)Average loan amount is presented in whole dollar amounts.
(4)The weighted average coupon amounts are only reflective of our owned forward MSR portfolio that is reported at fair value.
(5)Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan. Loan delinquency includes loans in forbearance.
Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 42

Delinquency is an assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. Due to the COVID-19 pandemic and implementation of the CARES Act, loans greater than 60 days, 90 days and 120 days delinquent have increased as of December 31, 2020 compared to 2019.

Table 8. Forward Loan Modifications and Workout Units

	Year Ended December 31,
	2020	2019	Amount Change	% Change
Modifications(1)	21,674	20,694	980	5%
Workouts(2)	42,867	19,669	23,198	118%
Total modification and workout units	64,541	40,363	24,178	60%

(1)Modifications adjust the terms of the loan.
(2)Workouts are other loss mitigation options which do not adjust the terms of the loan. For the year ended December 31, 2020, workouts exclude loans which did not miss a contractual payment during forbearance related to the CARES Act.

Total modifications and workouts during the year ended December 31, 2020 increased compared to 2019 primarily due to an increase in workouts related to loans impacted by the COVID-19 pandemic which successfully exited their forbearance plans.

Servicing Portfolio and Liabilities

The following table sets forth the activities of forwards MSRs:

Table 9. Forward MSRs - Fair Value Rollforward

	Year Ended December 31,
	2020	2019
Fair value - beginning of year	$3,496	$3,665
Additions:
Servicing resulting from mortgage loans sold	687	434
Purchases of servicing rights	124	858
Dispositions:
Sales and cancellation of servicing assets	(9)	(408)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Agency	(709)	(556)
Non-agency	(180)	(33)
Other changes in fair value:
Scheduled principal payments	(94)	(94)
Disposition of negative MSRs and other(1)	72	64
Prepayments
Voluntary prepayments
Agency	(635)	(366)
Non-agency	(39)	(41)
Involuntary prepayments
Agency	(9)	(24)
Non-agency	(1)	(3)
Fair value - end of year	$2,703	$3,496

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

43 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 17, Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of forward MSRs as of December 31, 2020 and 2019.

Excess Spread Financing

As further disclosed in Note 3, Mortgage Servicing Rights and Related Liabilities, in the Notes to Consolidated Financial Statements, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

The servicing fees associated with an MSR can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is designed to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. We sell a percentage of the excess fee, as a method for efficiently financing acquired MSRs and the purchase of loans. We do not currently utilize these transactions as a primary source of financing due to the availability of lower cost sources of funding.

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 17, Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of the excess spread financing liability as of December 31, 2020 and 2019.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Year Ended December 31,
	2020	2019
Fair value - beginning of year	$1,311	$1,184
Additions:
New financings	24	542
Deductions:
Settlements and repayments	(207)	(246)
Changes in fair value:
Agency	(195)	(176)
Non-Agency	1	7
Fair value - end of year	$934	$1,311

Reverse - MSRs, MSLs and Participating Interests in Reverse Mortgages - Amortized Cost

The table below provides detail of the characteristics and key performance metrics of the reverse servicing portfolio, which is included in reverse MSRs, MSLs and participating interests in reverse mortgages. Such assets are recorded at amortized cost.

Table 11. Reverse Mortgage Portfolio Characteristics

	December 31, 2020	December 31, 2019
Loan count	149,536	165,364
Ending unpaid principal balance	$18,091	$22,725
Average loan amount(1)	$120,981	$137,426
Average coupon	2.1%	3.6%
Average borrower age	80.6 years	80.0 years

(1)Average loan amount is presented in whole dollar amounts.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 44

Historically, we acquired servicing rights and participating interests in reverse mortgage portfolios; however, the portfolio is no longer regarded as a core business and is currently in run-off. Reverse mortgage loans, most commonly HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower’s home. For acquired servicing rights, an MSR or MSL is established on the acquisition date at fair value, as applicable, based on the expected discounted cash flow from servicing the reverse portfolio.

Each quarter, we accrete the MSL of the respective portfolios run-off to revenues - service related, net. The MSL is assessed for increased obligation based on its fair value, using a variety of assumptions, with the key assumptions being discount rates, prepayment speeds and the borrower life expectancy. The MSLs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in the valuation allowance.

Based on our assessment, no impairment or increased obligation was required to be recorded for reverse MSRs and MSLs, respectively, as of December 31, 2020 and 2019.

Originations Segment

The strategy of our Originations segment is to originate or acquire new loans for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain our existing customers by providing them with attractive refinance options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring loans at a more attractive cost than would be the case in bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Growing the Originations segment has been a strategic focus for us for several years. The Originations segment includes two channels: Our direct-to-consumer (“DTC”) and correspondent lending channel. See Part I, Item 1, Business, for description of our channels.

45 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

The following table sets forth the results of operations for the Originations segment:

Table 12. Originations Segment Results of Operations

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenues
Service related, net - Originations(1)	$105	$80	$25	31%
Net gain on mortgage loans held for sale
Net gain on loans originated and sold(2)	1,437	562	875	156%
Capitalized servicing rights(3)	674	420	254	60%
Provision for repurchase reserves, net of release	(23)	(19)	(4)	21%
Total net gain on mortgage loans held for sale	2,088	963	1,125	117%
Total revenues	2,193	1,043	1,150	110%
Expenses
Salaries, wages and benefits	540	375	165	44%
General and administrative
Loan origination expenses	77	58	19	33%
Corporate and other general and administrative expenses	64	61	3	5%
Marketing and professional service fees	47	53	(6)	(11)%
Depreciation and amortization	18	18	—	—%
Loss on impairment of assets	—	3	(3)	(100)%
Total general and administrative	206	193	13	7%
Total expenses	746	568	178	31%
Other income (expenses)
Interest income	95	98	(3)	(3)%
Interest expense	(78)	(98)	20	(20)%
Other income, net	—	4	(4)	(100)%
Total other income (expenses), net	17	4	13	325%
Income before income tax expense	$1,464	$479	$985	206%

Weighted average note rate - mortgage loans held for sale	3.3%	4.3%	(1.0)%	(23)%
Weighted average cost of funds (excluding facility fees)	2.7%	4.1%	(1.4)%	(34)%

(1)Service related revenues, net - Originations refers to fees collected from customers for originated loans and from other lenders for loans purchased through the correspondent channel, and includes loan application, underwriting, and other similar fees.
(2)Net gain on loans originated and sold represents the gains and losses from the origination, purchase, and sale of loans and related derivative instruments. Gains from the origination and sale of loans are affected by the volume and margin of our originations activity and are impacted by fluctuations in interest rates.
(3)Capitalized servicing rights represents the fair value attributed to mortgage servicing rights at the time in which they are retained in connection with the sale of loans during the period.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 46

Table 13. Originations - Key Metrics

	Year Ended December 31,
	2020		2019		$ Change		% Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$37,940		$18,151		$19,789		109%
Other locked pull through adjusted volume(1)	30,631		24,242		6,389		26%
Total pull through adjusted lock volume	$68,571		$42,393		$26,178		62%
Funded volume	$63,212		$40,182		$23,030		57%
Volume of loans sold	$64,114		$40,092		$24,022		60%
Recapture percentage(2)	27.2%		26.2%		1.0%		4%
Refinance recapture percentage(3)	33.2%		40.0%		(6.8)%		(17)%
Purchase as a percentage of funded volume	17.7%		41.5%		(23.8)%		(57)%
Value of capitalized servicing on retained settlements	134	bps	147	bps	(13)	bps	(9)%

Originations Margin
Revenue	$2,193		$1,043		$1,150		110%
Pull through adjusted lock volume	$68,571		$42,393		$26,178		62%
Revenue as a percentage of pull through adjusted lock volume(4)	3.20%		2.46%		0.74%		30%

Expenses(5)	$729		$564		$165		29%
Funded volume	$63,212		$40,182		$23,030		57%
Expenses as a percentage of funded volume(6)	1.15%		1.40%		(0.25)%		(18)%

Originations Margin	2.05%		1.06%		0.99%		93%

(1)Pull through adjusted volume represents the expected funding from locks taken during the period.
(2)Recapture percentage includes new loan originations for both purchase and refinance transactions where borrower retention and/or property retention occurs as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
(3)Refinance recapture percentage includes new loan originations for refinance transactions where borrower retention and property retention occurs as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
(4)Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(5)Expenses include total expense and total other income (expenses), net.
(6)Calculated on funded volume as expenses are incurred based on closing of the loan.

47 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Income before income tax increased for the year ended December 31, 2020 as compared to 2019 primarily due to an increase in revenues driven by origination volume growth, predominately in the DTC channel. In response to the COVID-19 pandemic, we temporarily slowed operations in the correspondent channel in order to prioritize cash build and de-risk the pipeline. As the market stabilized, we returned to normal correspondent activity in the third quarter of 2020. The growth in the origination volume was due to declining interest rates. The Originations Margin for the year ended December 31, 2020 increased as compared to 2019 primarily due to higher revenue as a percentage of pull through adjusted lock volume driven by an increase in volume from the DTC channel, along with a lower expenses ratio as a percentage of funded volume primarily due to operational efficiencies.

Originations Segment Revenues
Total revenues increased for the year ended December 31, 2020 compared to 2019 primarily driven by the higher originations volumes in a declining interest rate environment, primarily from the DTC channel. Total revenue increased $1,150 or 110% over the prior year as consumer direct pull through adjusted volume increased 109% during the same period. There were no material changes to repurchase reserves.

Originations Segment Expenses
Total expenses for the year ended December 31, 2020 increased when compared to 2019 primarily due to growth in origination volumes, which was driven by the low interest rate environment. The origination volume growth contributed to the increase in salaries, wages and benefits due to increased compensation and headcount related costs, and loan origination expenses.

Originations Segment Other Income (Expenses), Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans.

Interest expense for the year ended December 31, 2020 decreased when compared to 2019 primarily driven by a lower cost of funds. The decrease in interest expense was partially offset by a decrease in other income, net. Other income, net was higher in 2019 due to recognition of incentives we received related to our financing of certain loans satisfying certain customer relief characteristics under to a master repurchase agreement that expired during 2019.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 48

Xome Segment

Xome is a real estate data and services Company that provides services for mortgage originators and servicers, including Mr. Cooper, as well as mortgage and real estate investors. Xome generates fee income that complements our servicing and origination businesses without requiring a significant amount of capital or exposing us to the same level of interest rate or credit risk. Xome is organized into three divisions: Exchange, Title, and Solutions. See Item 1, Business, for description of our divisions.

The following table sets forth the results of operations for the Xome segment:

Table 14. Xome Segment Results of Operations

	Year Ended December 31,
	2020	2019	$ Change	% Change
Xome - Operations
Revenues:
Exchange	$38	$79	$(41)	(52)%
Title	212	131	81	62%
Solutions	183	212	(29)	(14)%
Total revenues	433	422	11	3%
Expenses:
Salaries, wages and benefits	134	148	(14)	(9)%
General and administrative
Operational expenses	240	236	4	2%
Depreciation and amortization	15	14	1	7%
Total general and administrative	255	250	5	2%
Total expenses	389	398	(9)	(2)%
Total other income (expenses), net	4	14	(10)	(71)%
Income before income tax expense	$48	$38	$10	26%
Pre-tax margin	11.1%	9.0%	2.1%	23%

Key Metrics
Exchange properties sold	4,942	9,851	(4,909)	(50)%
Average Exchange properties under management	16,354	7,893	8,461	107%
Title completed orders	905,115	905,978	(863)	—%
Solutions completed orders	2,296,075	1,992,010	304,065	15%
Percentage of revenue earned from third-party customers	51.1%	52.5%	(1.4)%	(3)%

Income before income tax expense increased for the year ended December 31, 2020 as compared to 2019 primarily due to an increase in total revenues and a decrease in total expenses, partially offset by a decrease in total other income (expenses), net. The increase in total revenues was primarily driven by shift in Title product mix with higher Title origination orders, partially offset by a decrease in Exchange revenues due to the decrease in defaults and foreclosures nationwide related to the CARES Act and decrease in Solutions revenues primarily driven by third party origination and default appraisals. The decrease in total expenses was primarily due to a decrease in salaries, wages and benefits driven by operational efficiencies. The decrease in total other income (expenses), net was due to the change in fair value of contingent consideration of $15 recorded in 2019 in connection with the acquisition of Assurant Mortgage Solutions.

49 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Corporate/Other

Corporate/Other represents unallocated overhead expenses, including the costs of executive management and other corporate functions that are not directly attributable to our operating segments, and interest expense on our unsecured senior notes.

The following tables set forth the selected financial results for Corporate/Other:

Table 15. Corporate/Other Selected Financial Results

	Year Ended December 31,
	2020	2019	$ Change	% Change
Corporate/Other - Operations
Total expenses	$157	$195	$(38)	(19)%
Interest expense	(182)	(212)	30	(14)%
Other expenses, net	(139)	(7)	(132)	NM

NM = Not meaningful

Total expenses decreased in the year ended December 31, 2020 as compared to 2019 primarily due to higher salaries, wages and benefits, and general and administrative expense in 2019 driven by the acquisition and integration expenses related to the Pacific Union Financial, LLC (“Pacific Union”) acquisition and the Seterus acquisition in February 2019. The decrease in total expenses was partially offset by a $15 loss on impairment of assets in connection with technology write-offs and an ancillary business in 2020.

Interest expense decreased in the year ended December 31, 2020 as compared to 2019 primarily due to a decrease in interest expense on unsecured senior notes as a result of repayment and redemption in 2020 of the unsecured senior notes due 2021, 2022, 2023 and 2026. The decrease in total interest expense was partially offset by the issuance in 2020 of the unsecured senior notes due 2027, 2028 and 2030. For further discussion, refer to Note 12, Indebtedness, in the Notes to Consolidated Financial Statements.

The change in total other expenses, net, in the year ended December 31, 2020 as compared to 2019 was primarily due to the $138 loss on redemption of the unsecured senior notes due 2023 and 2026.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR and other facilities. Our cash and cash equivalents on hand increased to $695 as of December 31, 2020 from $329 as of December 31, 2019. We benefited from strong operating cash flow and repaid $175 of incremental draws from our MSR facilities that were incurred at the start of the COVID-19 pandemic. Additionally, we repaid and redeemed $2,508 of unsecured senior notes through cash on hand and proceeds received from issuance of new unsecured senior notes, which extended the maturity of our unsecured senior notes to 2027. During the year ended December 31, 2020, we bought back 2.6 million shares of our outstanding common stock as part of the $100 stock repurchase program.

We have sufficient borrowing capacity to support our operations. As of December 31, 2020, total available borrowing capacity was $13,690, of which we could borrow an additional $6,916. As of December 31, 2020, we had $1,217 collateral pledged against the MSR facilities, of which we could borrow an additional $390.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 50

The economic impact of the COVID-19 pandemic has resulted in an increase in servicing advances and liquidity demands related to the utilization of forbearance programs offered by the CARES Act. We had an increase in forbearance plans during the second quarter of 2020, but the forbearance rate subsequently declined. Based on current modeling of expected forbearance rates within our portfolio, we believe that we are well-positioned to manage further increases in advances. In April 2020, we expanded our committed advance facility capacity by $850, including an expansion of capacity for private label advances for $200. In addition, in August 2020, we entered into a new financing facility for GNMA MSRs and advances with a capacity of $900, of which $640 was allocated to advances as of December 31, 2020. With this addition, we expanded our total advance facility capacity to $2,040 and total unused advance capacity to $1,371 as of December 31, 2020. For more information on our MSR and advance facilities, see Note 12, Indebtedness, in the Notes to Consolidated Financial Statements. For non-agency servicing, we are reimbursed for advances relatively quickly, which should limit growth in balances with even higher forbearance rates.

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

In addition, derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations. See Note 11, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our derivative transactions.

In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (“SPEs”) determined to be variable interest entities (“VIEs”), which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which we transfer assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, we typically receive cash and/or other interests in the SPE as proceeds for the transferred assets. See Note 13, Securitizations and Financings, in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our transactions with VIEs and unconsolidated balances, and details of their impact on our consolidated financial statements.

Cash Flows
The table below presents cash flows information:

Table 16. Cash Flows

	Year Ended December 31,
	2020	2019	$ Change	% Change
Net cash attributable to:
Operating activities	$331	$702	$(371)	(53)%
Investing activities	(134)	(338)	204	(60)%
Financing activities	104	(313)	417	(133)%
Net increase in cash, cash equivalents and restricted cash	$301	$51	$250	490%

51 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Operating activities
Our operating activities generated cash of $331 during the year ended December 31, 2020 compared to $702 in 2019. The change in 2020 was primarily due to a decrease in working capital of $1,395, primarily due to less collections on reverse mortgage interests driven by normal portfolio run-off, partially offset by a decrease of $1,004 in cash used from originations net sales activities.

Investing activities
Our investing activities used cash of $134 during the year ended December 31, 2020 compared to $338 in 2019. The decrease in cash used in investing activities was primarily due to a decrease of $417 in cash used for the purchase of forward mortgage servicing rights incurred, partially offset by a decrease in cash generated of $290 from proceeds on sale of forward mortgage servicing rights. In addition, during the year ended December 31, 2019, we used $85 cash in connection with the Pacific Union and Seterus acquisitions.

Financing activities
Our financing activities generated cash of $104 during the year ended December 31, 2020 compared to cash used of $313 in 2019. Contributing to the cash generated was $2,100 related to the issuance in 2020 of the unsecured senior notes due 2027, 2028, and 2030, partially offset by an increase of $2,114 cash used in the redemption and repayment of unsecured senior notes and notes payable, primarily related to the redemption and repayment of unsecured senior debt due 2021, 2022, 2023, and 2026. Additionally, contributing to cash generated was a $258 change in advance and warehouse facilities due to a net increased borrowing of $1,776 in advance and warehouse facilities during the year ended December 31, 2020 compared to $1,518 in 2019.

The cash generated from the issuance of excess spread financing decreased $518 during the year ended December 31, 2020 compared to 2019, as we did not enter into any new excess spread financing deals in 2020. In addition, cash used in participating interest financing decreased $676 in 2020 primarily due to a lower repayment of participating interest financing compared to 2019.

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

Financial Covenants
Our credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our operating subsidiary, Nationstar Mortgage, LLC. As of December 31, 2020, we were in compliance with our required financial covenants.

Seller/Servicer Financial Requirements
We are also subject to net worth, liquidity and capital ratio requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers, as summarized below. These requirements apply to our operating subsidiary, Nationstar Mortgage, LLC.

Minimum Net Worth
•FHFA - a net worth base of $2.5 plus 25 basis points of outstanding UPB for total loans serviced.
•Ginnie Mae - a net worth equal to the sum of (i) base of $2.5 plus 35 basis points of the issuer’s total single-family effective outstanding obligations, and (ii) base of $5 plus 1% of the total effective outstanding HMBS obligations.

Minimum Liquidity
•FHFA - 3.5 basis points of total Agency Mortgage Servicing UPB plus incremental 200 basis points of total nonperforming Agency, measured at 90+ delinquencies, servicing in excess of 6% total Agency servicing UPB; and
•Ginnie Mae - the greater of $1 or 10 basis points of our outstanding single-family MBS and at least 20% of our net worth requirement for HECM MBS.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 52

Minimum Capital Ratio
•FHFA and Ginnie Mae - a ratio of Tangible Net Worth to Total Assets (excluding HMBS securitizations) greater than 6%.

Secured Debt to Gross Tangible Asset Ratio
•Ginnie Mae - a secured debt to gross tangible asset ratios no greater than 60%.

As of December 31, 2020, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Note 18, Capital Requirements, in the Notes to Consolidated Financial Statements for additional information.

Table 17. Debt

	December 31, 2020	December 31, 2019
Advance facilities principal amount	$669	$422
Warehouse facilities principal amount	5,835	4,416
MSR facilities principal amount	270	160
Unsecured senior notes principal amount	2,100	2,398

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of December 31, 2020, we had a total borrowing capacity of $2,040, of which we could borrow an additional $1,371. The maturity dates of our advance facilities range from October 2021 to August 2022. As of December 31, 2020, we had $192 of borrowings outstanding under facilities maturing within less than one year and $477 of borrowings outstanding under facilities maturing within the next three years.

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of December 31, 2020, we had a total borrowing capacity of $10,990 and $660 for warehouse and MSR facilities, of which we could borrow an additional $5,155 and $390, respectively. The maturity dates for our warehouse facilities range from March 2021 to September 2022. As of December 31, 2020, we had $4,078 of borrowings outstanding under warehouse facilities maturing within less than one year and $1,757 of borrowings outstanding under warehouse facilities maturing within the next three years. The maturity dates for our MSR facilities range from August 2021 to November 2022. As of December 31, 2020, we had $270 of borrowing outstanding under MSR facilities maturing within the next three years.

As servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. As of December 31, 2020, unsecuritized borrower draws totaled $72, and our maximum unfunded advance obligation related to these reverse mortgage loans was $2,202.

53 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Unsecured Senior Notes
In 2020, we completed offerings of unsecured senior notes with maturity dates ranging from 2027 to 2030. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.125% to 6.000%. We are scheduled to pay a total of $949 of interest payments from these notes over the next ten years, of which $116 is due within less than one year.

As of December 31, 2020, the expected maturities of our unsecured senior notes based on contractual maturities are presented below:

Table 18. Contractual Maturities - Unsecured Senior Notes

Year Ending December 31,	Amount
2021 through 2025	$—
Thereafter	2,100
Unsecured senior notes principal amount	2,100
Unamortized debt issuance costs	(26)
Unsecured senior notes, net	$2,074

Other contractual obligations
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

Our operating lease obligations were primarily incurred for office space and equipment. The average lease terms are generally for 1 to 8 years. As of December 31, 2020, the total future minimum lease payments for our operating lease obligations was $123, of which $33 is due within less than a year. For more information regarding lease obligations, see Note 8, Leases, in the Notes to Consolidated Financial Statements.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 54

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 17, Fair Value Measurements, in Notes to Consolidated Financial Statements, goodwill, and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of interest rate lock commitments (“IRLCs”).

MSRs at Fair Value
We generally retain the servicing rights for existing forward residential mortgage loans transferred to a third party. We recognize MSRs in such transfers that meet the requirements for sale accounting. Additionally, we may acquire the rights to service forward residential mortgage loans from third parties. We apply fair value accounting to this class of MSRs, with all changes in fair value recorded within revenues - service related, net in the consolidated statements of operations. We estimate the fair value of these MSRs using a discounted cash flow model, which incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues, float earnings and other assumptions (including costs to service and forbearance rates) that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speed, discount rate and cost to service. However, the discounted cash flow model is complex and uses asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. For the impact of changes in estimates on MSRs at fair value, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note 3, Mortgage Servicing Rights and Related Liabilities, in the Notes to Consolidated Financial Statements

Excess Spread Financing
In conjunction with the acquisition of certain MSRs on various pools of residential mortgage loans (the “Portfolios”), we have entered into sale and assignment agreements related to its right to servicing fees, under which we sell to third parties the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. We measure these financing arrangements at fair value to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing, with all changes in fair value recorded as a charge or credit to servicing related revenue, net in the consolidated statements of operations. The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, recapture rates and discount rate. However, the discounted cash flow model is complex and uses asset-specific collateral data and market inputs. In addition, our total market risk is influenced by a wide variety of factors including market volatility and liquidity of the markets. For the impact of changes in estimates on excess spread financing, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note 3, Mortgage Servicing Rights and Related Liabilities, in the Notes to Consolidated Financial Statements

Interest Rate Lock Commitments
IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair values of interest rate lock commitments are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, we are exposed to interest rate risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. IRLCs are considered freestanding derivatives and are recorded at fair value at inception. Loan commitments generally range between 30 days and 90 days, and we typically sell mortgage loans within 30 days of origination. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan, and changes in the probability that the loan will fund within the terms of the commitment. Any changes in fair value are recorded in earnings as a component of net gain on mortgage loans held for sale on the consolidated statement of operations and consolidated statement of cash flows. For the impact of changes in estimates on IRLCs, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

55 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Goodwill
Goodwill is not amortized but is instead subject to impairment testing. We evaluate our goodwill for impairment annually as of October 1 of each year or more frequently if impairment indicators arise in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. When testing goodwill for impairment, we may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of any changes to the following factors: macroeconomic, industry and market factors, cost factors, and changes in overall financial performance, as well as any other relevant events and uncertainties impacting a reporting unit. If the qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires making various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. The discount rate is based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, we compare the fair value of the reporting unit with its carrying amount. To the extent the carrying amount of the reporting unit exceeds its fair value, a write-down of the reporting unit’s goodwill would be necessary.

In the years ended December 31, 2020 and 2019, the Company performed a quantitative and qualitative assessment, respectively, of its reporting units and determined that no impairment of goodwill existed.

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

For the impact of changes in estimates on realization of deferred tax assets, see Note 16, Income Taxes, in the Notes to Consolidated Financial Statements.

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

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 56

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

See Part II, Item 8, Note 1, Nature of Business and Basis of Presentation, in the Notes to the Consolidated Financial Statements for information on recent accounting guidance adopted in 2020.
57 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

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
Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 58

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

Forbearance. An agreement between the mortgage servicer or lender and borrower for a temporary postponement of mortgage payments. It is a form of repayment relief granted by the lender or creditor in lieu of forcing a property into foreclosure.

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

59 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

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

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 60

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

61 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Our principal market exposure is to interest rate risk due to the impact on our mortgage-related assets and commitments, with exception for the broad effects of COVID-19 pandemic. While the pandemic's effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, the pandemic and governmental programs created as a response to the pandemic, has affected and will continue to affect our business, and such effects, if they continue for a prolonged period, may have a material adverse effect on our business, financial conditions and results of operations.

Interest Rate Risk
Changes in interest rates affect our operations primarily as follows:

Servicing Segment

•a decrease in interest rates may increase prepayment speeds which may lead to (i) increased amortization expense; (ii) decrease in servicing fees; and (iii) decrease in the value of our MSRs;

•a decrease in interest rates could reduce our earnings from our custodial deposit accounts;

•an increase in interest rates would increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and for borrowing for acquisitions;

•an increase in interest rates, together with an increase in monthly payments when an adjustable mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, may cause increased delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase our expenses and reduce the number of mortgages we service;

Originations Segment

•an increase in interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a purchase money loan may be more difficult for consumers;

•an increase in interest rates could also adversely affect our production margins due to increased competition among originators;

Xome Segment

•an increase in interest rates could adversely affect Xome Exchange’s property sales, particularly non-distressed sales, as financing may become less attractive to borrowers; and

•a substantial and sustained increase in prevailing interest rates could adversely affect the loan origination volumes of Xome’s clients since refinancing and purchase loans would be less attractive to borrowers, which would in turn adversely impact Xome Solutions’ valuation and Xome Title’s title order volume.

We actively manage the risk profiles of IRLCs and mortgage loans held for sale on a daily basis and enter into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, we enter into forward sales of MBS to deliver mortgage loan inventory to investors. Refer to Part I, Item 1A. Risk Factors, for further discussion.

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

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 62

We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The discounted cash flow model incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues, float earnings and other assumptions (including costs to service and forbearance rates) that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speed, discount rate and cost to service. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs and forward delivery commitments on MBS, we rely on a model in determining the impact of interest rate shifts. In addition, the primary assumption used for IRLCs, is the borrower’s propensity to close their mortgage loans under the commitment.

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

We used December 31, 2020 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2020 given hypothetical instantaneous parallel shifts in the yield curve. Results could differ materially.

Table 19. Change in Fair Value

	December 31, 2020
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(152)	$159
Mortgage loans held for sale at fair value	27	(34)
Derivative financial instruments:
Interest rate lock commitments	85	(107)
Total change in assets	(40)	18

Increase (decrease) in liabilities
Mortgage servicing rights liabilities at fair value	(4)	4
Excess spread financing at fair value	(15)	14
Derivative financial instruments:
Interest rate lock commitments	(3)	2
Forward MBS trades	113	(144)
Total change in liabilities	91	(124)
Total, net change	$(131)	$142

63 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets as of December 31, 2020 and 2019	67
Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019 and the Five Months Ended December 31, 2018 (Successor) and for the Seven Months Ended July 31, 2018 (Predecessor)	68
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019 and the Five Months Ended December 31, 2018 (Successor) and for the Seven Months Ended July 31, 2018 (Predecessor)	69
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019 and the Five Months Ended December 31, 2018 (Successor) and for the Seven Months Ended July 31, 2018 (Predecessor)	70
Notes to Consolidated Financial Statements	72
1. Nature of Business and Basis of Presentation	72
2. Significant Accounting Policies	74
3. Mortgage Servicing Rights and Related Liabilities	85
4. Advances and Other Receivables	88
5. Reverse Mortgage Interests	89
6. Mortgage Loans Held for Sale	91
7. Property and Equipment	93
8. Leases	93
9. Loans Subject to Repurchase from Ginnie Mae	94
10. Goodwill and Intangible Assets	94
11. Derivative Financial Instruments	95
12. Indebtedness	97
13. Securitizations and Financings	100
14. Stockholders’ Equity and Employee Benefit Plans	101
15. Earnings per Share	102
16. Income Taxes	103
17. Fair Value Measurements	106
18. Capital Requirements	113
19. Commitments and Contingencies	113
20. Segment Information	115

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 64

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mr. Cooper Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mr. Cooper Group Inc. (the Company) as of December 31, 2020 and 2019 (Successor), the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2020 and 2019 (Successor) and for the five months ended December 31, 2018 (Successor), and the related notes. We have also audited the related consolidated statements of operations, stockholders’ equity and cash flows of Nationstar Mortgage Holdings Inc. (Nationstar) for the seven months ended July 31, 2018 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019 (Successor), the results of its operations and its cash flows for the years ended December 31, 2020 and 2019 (Successor) and for the five months ended December 31, 2018 (Successor), in conformity with U.S. generally accepted accounting principles. It is also our opinion that the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nationstar for the seven months ended July 31, 2018 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

65 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements

Valuation of Forward Mortgage Servicing Rights and the Excess Spread Financing Liability
Description of the Matter	The estimated fair values of forward mortgage servicing rights (MSRs) and the excess spread financing liability (ESL) were $2.7 billion and $0.9 billion, respectively, at December 31, 2020. The ESL is accounted for as a secured borrowing whereby the Company sold to third parties the right to receive a portion of excess cash flow generated from various pools of forward MSRs. As described in Notes 2 and 17 to the consolidated financial statements, the Company measures forward MSRs and the ESL at fair value on a recurring basis with changes in fair value recorded in the statement of operations. The fair values of forward MSRs and the ESL are based on the present value of future cash flows from servicing the loans. The significant unobservable assumptions used to estimate the forward MSR cash flows are the discount rate, the prepayment speed and the annual, per-loan cost to service, and the significant unobservable assumption used to estimate the ESL is the prepayment speed.

Auditing management’s estimate of forward MSRs and the related ESL is complex and required judgment due to the subjectivity of the significant unobservable assumptions utilized in the calculation of the fair value. Changes to any of these assumptions could have a material impact on the fair value of the forward MSRs and the related ESL.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the development of the significant unobservable assumptions and determination of the fair value of forward MSRs and the ESL. This included, among others, testing internal controls over management’s review of historical results and market-based information considered in developing these assumptions, management’s review comparing independent fair value ranges and assumptions obtained from third-party valuation firms to the internally developed fair value estimate and assumptions, and management’s review of the completeness and accuracy of data used in determining the assumptions and the fair value estimate.

To test the fair value of the forward MSRs and the ESL, our audit procedures included, among others, testing the reasonableness of the significant unobservable assumptions and the fair value estimate. We tested the reasonableness of the assumptions by comparing to historical Company results and independent, market-based information. We tested the completeness and accuracy of the data underlying the assumptions and historical results. We utilized an internal valuation specialist to assist in testing management’s assumptions and the fair value estimate and to identify potential sources of contrary information. We also compared the significant unobservable assumptions and the fair value estimate developed by management to those from the third-party valuation firms utilized by management and evaluated the competence and objectivity of these firms.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas
February 23, 2021

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 66

Index to Consolidated Financial Statements
Consolidated Financial Statements

MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	Successor
	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$695	$329
Restricted cash	218	283
Mortgage servicing rights, $2,703 and $3,496 at fair value, respectively	2,708	3,502
Advances and other receivables, net of reserves of $208 and $175, respectively	940	988
Reverse mortgage interests, net of purchase discount of $127 and $114, respectively	5,253	6,279
Mortgage loans held for sale at fair value	5,720	4,077
Property and equipment, net of accumulated depreciation of $96 and $55, respectively	116	112
Deferred tax assets, net	1,340	1,345
Other assets	7,175	1,390
Total assets	$24,165	$18,305

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,074	$2,366
Advance and warehouse facilities, net	6,763	4,997
Payables and other liabilities	7,392	2,016
MSR related liabilities - nonrecourse at fair value	967	1,348
Mortgage servicing liabilities	41	61
Other nonrecourse debt, net	4,424	5,286
Total liabilities	21,661	16,074
Commitments and contingencies (Note 19)
Preferred stock at $0.00001 par value - 10 million shares authorized, 1 million shares issued and outstanding, respectively; aggregate liquidation preference of ten dollars, respectively	—	—
Common stock at $0.01 par value - 300 million authorized, 92.0 million and 91.1 million shares issued, respectively	1	1
Additional paid-in-capital	1,126	1,109
Retained earnings	1,434	1,122
Treasury shares at cost - 2.6 million and zero shares, respectively	(58)	—
Total Mr. Cooper stockholders’ equity	2,503	2,232
Non-controlling interests	1	(1)
Total stockholders’ equity	2,504	2,231
Total liabilities and stockholders’ equity	$24,165	$18,305
See accompanying Notes to Consolidated Financial Statements.
67 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Successor			Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Revenues:
Service related, net	$423	$909	$418	$901
Net gain on mortgage loans held for sale	2,310	1,098	176	295
Total revenues	2,733	2,007	594	1,196
Expenses:
Salaries, wages and benefits	1,068	957	337	426
General and administrative	763	894	370	519
Total expenses	1,831	1,851	707	945
Other income (expenses), net:
Interest income	334	605	256	333
Interest expense	(702)	(779)	(293)	(388)
Other (expense) income, net	(135)	15	13	6
Total other income (expenses), net	(503)	(159)	(24)	(49)
Income (loss) before income tax expense (benefit)	399	(3)	(137)	202
Less: Income tax expense (benefit)	92	(273)	(1,021)	48
Net income	307	270	884	154
Less: Net income (loss) attributable to non-controlling interests	2	(4)	—	—
Net income attributable to Successor/Predecessor	305	274	884	154
Less: Undistributed earnings attributable to participating stockholders	3	2	8	—
Net income attributable to Successor/Predecessor common stockholders	$302	$272	$876	$154

Net income per common share attributable to Successor/Predecessor common stockholders:
Basic	$3.31	$2.99	$9.65	$1.57
Diluted	$3.20	$2.95	$9.54	$1.55
See accompanying Notes to Consolidated Financial Statements.
Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 68

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares Amount	Total Nationstar Stockholders’ Equity and Mr. Cooper Stockholders’ Equity, respectively	Non-controlling Interests	Total Stockholders’ Equity
Predecessor
Balance at January 1, 2018	—	$—	97,728	$1	$1,131	$731	$(148)	$1,715	$7	$1,722
Shares issued / (surrendered) under incentive compensation plan	—	—	450	—	(6)	—	(3)	(9)	—	(9)
Share-based compensation	—	—	—	—	17	—	—	17	—	17
Dividends to non-controlling interests	—	—	—	—	5	—	—	5	(6)	(1)
Net income	—	—	—	—	—	154	—	154	—	154
Balance at July 31, 2018	—	$—	98,178	$1	$1,147	$885	$(151)	$1,882	$1	$1,883

Successor
Balance at August 1, 2018	1,000	$—	90,806	$1	$1,091	$(36)	$—	$1,056	$—	$1,056
Non-controlling interests acquired	—	—	—	—	—	—	—	—	3	3
Shares issued under incentive compensation plan	—	—	15	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2	—	—	2	—	2
Net income	—	—	—	—	—	884	—	884	—	884
Balance at December 31, 2018	1,000	—	90,821	1	1,093	848	—	1,942	3	1,945
Shares issued / (surrendered) under incentive compensation plan	—	—	297	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	18	—	—	18	—	18
Net income	—	—	—	—	—	274	—	274	(4)	270
Balance at December 31, 2019	1,000	—	91,118	1	1,109	1,122	—	2,232	(1)	2,231
Shares issued / (surrendered) under incentive compensation plan	—	—	923	—	(5)	—	—	(5)	—	(5)
Share-based compensation	—	—	—	—	22	—	—	22	—	22
Cumulative effect adjustments pursuant to the adoption of ASU 2016-13	—	—	—	—	—	7	—	7	—	7
Repurchase of common stock	—	—	(2,584)	—	—	—	(58)	(58)	—	(58)
Net income	—	—	—	—	—	305	—	305	2	307
Balance at December 31, 2020	1,000	$—	89,457	$1	$1,126	$1,434	$(58)	$2,503	$1	$2,504
See accompanying Notes to Consolidated Financial Statements.
69 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Successor			Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Operating Activities
Net income	$307	$270	$884	$154
Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax expense (benefit)	3	(366)	(1,021)	63
Net gain on mortgage loans held for sale	(2,310)	(1,098)	(176)	(295)
Interest income on reverse mortgage loans	(200)	(307)	(206)	(274)
Provision for servicing and non-servicing reserves	22	66	38	70
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	1,576	1,005	225	(177)
Fair value changes in MSR related liabilities	(198)	(164)	11	97
Amortization of premiums, net of discount accretion	57	(32)	9	8
Depreciation and amortization for property and equipment and intangible assets	74	91	39	33
Share-based compensation	22	18	2	17
Loss on redemption of unsecured senior notes	138	—	—	—
Other loss (gain)	22	10	(2)	53
Repurchases of forward loan assets out of Ginnie Mae securitizations	(4,822)	(2,895)	(527)	(544)
Mortgage loans originated and purchased for sale, net of fees	(63,233)	(40,257)	(8,888)	(12,328)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	67,855	41,948	9,399	13,392
Changes in assets and liabilities:
Advances and other receivables	23	224	44	377
Reverse mortgage interests	1,293	2,192	1,544	1,601
Other assets	62	376	(7)	(41)
Payables and other liabilities	(360)	(379)	(117)	88
Net cash attributable to operating activities	331	702	1,251	2,294

Investing Activities
Acquisitions, net of cash acquired	—	(85)	(33)	—
Property and equipment additions, net of disposals	(57)	(49)	(15)	(40)
Purchase of forward mortgage servicing rights	(130)	(547)	(307)	(134)
Proceeds on sale of forward mortgage servicing rights	53	343	105	—
Other investing activities	—	—	—	12
Net cash attributable to investing activities	(134)	(338)	(250)	(162)
Continued on following page. See accompanying Notes to Consolidated Financial Statements.
Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 70

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Successor			Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Financing Activities
Increases (decrease) in advance and warehouse facilities	1,776	1,518	(306)	(890)
Proceeds from issuance and sale of HECM securitizations	516	771	343	759
Repayment of HECM securitizations	(565)	(870)	(374)	(448)
Proceeds from issuance of participating interest financing in reverse mortgage interests	181	277	112	208
Repayment of participating interest financing in reverse mortgage interests	(1,096)	(1,868)	(943)	(1,599)
Proceeds from issuance of excess spread financing	24	542	255	70
Settlement and repayment of excess spread financing	(207)	(246)	(115)	(108)
Issuance of unsecured senior debt	2,100	—	—	—
Redemption and repayment of unsecured senior notes and notes payable	(2,508)	(394)	(1,030)	(62)
Repurchase of common stock	(58)	—	—	—
Debt financing costs	(53)	(8)	(2)	(24)
Other financing activities	(6)	(35)	(3)	(17)
Net cash attributable to financing activities	104	(313)	(2,063)	(2,111)
Net increase (decrease) in cash, cash equivalents and restricted cash	301	51	(1,062)	21
Cash, cash equivalents and restricted cash - beginning of period	612	561	1,623	575
Cash, cash equivalents and restricted cash - end of period(1)	$913	$612	$561	$596

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$206	$174	$283	$417
Net cash paid (refunded) for income taxes	$76	$42	$(37)	$36

Supplemental Disclosures of Non-cash Investing Activities
Forward mortgage servicing rights sales price holdback	$—	$49	$—	$—
Purchase of forward mortgage servicing rights	$5	$28	$—	$—

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amount reported within the consolidated balance sheets.

	Successor			Predecessor
	December 31, 2020	December 31, 2019	December 31, 2018	July 31, 2018
Cash and cash equivalents	$695	$329	$242	$166
Restricted cash	218	283	319	430
Total cash, cash equivalents and restricted cash	$913	$612	$561	$596

See accompanying Notes to Consolidated Financial Statements.
71 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc. collectively with its consolidated subsidiaries, (“Mr. Cooper,” the “Company,” “we,” “us” or “our”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper® and Xome®. Mr. Cooper is one of the largest home loan servicers in the country focused on delivering a variety of servicing and lending products, services and technologies. Xome provides technology and data enhanced solutions to homebuyers, home sellers, real estate agents and mortgage companies. The Company has provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

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

Under Securities and Exchange Commission (“SEC”) rules, when a registrant succeeds to acquire substantially all of the business of another entity and the registrant’s own operations before the succession appear insignificant relative to the operations assumed or acquired, the registrant is required to present financial information for the acquired entity (the “Predecessor”) for all comparable periods being presented before the acquisition. Due to the acquisition, the Predecessor and Successor financial statements have been prepared on different basis of accounting and are therefore not comparable.

Pursuant to the Merger, Nationstar is considered the predecessor Company. Therefore, the Company is providing additional information in the accompanying consolidated financial statements regarding Nationstar’s business for the period prior to July 31, 2018. The predecessor Company’s financial information is labeled “Predecessor” in these consolidated financial statements.

The consolidated financial statements of the Company and Predecessor have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The significant accounting policies described below, together with the other notes that follow, are an integral part of the consolidated financial statements.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 72

Index to Consolidated Financial Statements
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

Based upon management’s scoping analysis, the Company determined that reverse mortgage interests, net of reserves, advances and other receivables, net of reserves, and certain financial instruments included in other assets are within the scope of ASU 2016-13. Certain financial instruments within these respective line items have been determined to have limited expected credit-related losses due to the contractual servicing agreements with agencies and loan product guarantees. For advances and other receivables, net, the Company determined that the majority of estimated losses are due to servicing operational errors and credit-related losses are not significant because of the contractual relationships with the agencies. For reverse mortgage interests, the Company determined that the guarantee from Federal Housing Administration (“FHA”) on Home Equity Conversion Mortgage (“HECM”) loan products limits credit-related losses to an immaterial amount with substantially all losses related to servicing operational errors. For other assets, primarily trade receivables, the Company determined that these are short-term in nature (less than one year), and the estimated credit-related losses over the life of these receivables are similar to those resulting from the Company’s existing loss reserve process. For each of the aforementioned financial instruments carried at amortized cost, the Company enhanced its processes to consider and include the requirements of ASU 2016-13, as applicable, into the determination of credit-related losses.

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

73 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
In connection with adoption of ASU 2016-13, the Company updated its accounting policies as follows:

For certain financial instruments included in advances and other receivables, net, and certain trade receivables and accrued revenues included in other assets that are within the scope of ASU 2016-13, the reserve methodology was revised to consider CECL losses. The revised CECL methodology considers expected lifetime loss rates calculated from historical data using a weighted average life to determine the current expected credit loss required. Due to the nature of the financial instrument, reverse mortgage interests, net of reserves, and advances and other receivables had limited impact from the adoption of CECL to the reserve methodology. See Note 4, Advances and Other Receivables, and Note 5, Reverse Mortgage Interests for additional information.

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

For MSRs initially recorded and subsequently measured at fair value, the fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing the underlying loans. The Company determines the fair value of the MSRs by the use of a discounted cash flow model which incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues, float earnings and other assumptions (including costs to service and forbearance rates) that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speed, discount rate and cost to service. The credit quality and stated interest rates of the forward loans underlying the MSRs affects the assumptions used in the cash flow models. The Company obtains third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model. Fair value adjustments are recorded within revenues - service related, net in the consolidated statements of operations.
Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 74

Index to Consolidated Financial Statements

Additionally, the Company owns servicing rights for certain reverse mortgage loans. For this separate class of servicing rights, the Company initially records an MSR or mortgage servicing liability (“MSL”) on the acquisition date based on the fair value of the future cash flows associated with the pool and whether adequate compensation is to be received for servicing. The Company applies the amortized cost method for subsequent measurement of the loan pools with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and the MSL accreted ratably over the expected life of the portfolio. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying mortgages. The Company adjusts MSR amortization and MSL accretion prospectively in response to changes in estimated projections of future cash flows. Reverse MSRs and MSLs are stratified and evaluated each reporting period for impairment or increased obligation, as applicable, based on predominant risk characteristics of the underlying serviced loans. The Company has determined that the predominant characteristic inherent in the reverse mortgage servicing portfolios is the product type (i.e. GNMA vs FNMA). Impairment of the reverse MSR or additional obligation associated with the MSL is recorded through a valuation allowance, unless considered other-than-temporary, and is recognized as a charge to general and administrative expense. Amounts amortized or accreted are recognized as an adjustment to revenues - service related, net, along with monthly servicing fees received, generally stated at a fixed rate per loan.

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

Reverse Mortgage Interests, Net
Reverse mortgage interests are comprised of the Company’s interest in reverse mortgage loans that consists of participating interests in Home Equity Conversion Mortgages (“HECMs”) mortgage-backed securities (“HMBS”), other interests securitized and unsecuritized interests, as well as related claims receivables and real estate owned (“REO”) related receivables. The Company services previously acquired interests in reverse mortgage loans insured by the Federal Housing Administration (“FHA”) known as HECMs. HECMs provide seniors aged 62 and older with a loan secured by their home which can be taken as a lump sum, line of credit, or scheduled payments. HECM loan balances grow over the loan term through borrower draws of scheduled payments or line of credit draws, as well as through the accrual of interest, servicing fees and FHA mortgage insurance premiums. Growth in the loan balances are capitalized and recorded as reverse mortgage interests within the Company’s consolidated balance sheet. Additionally, loan balances including borrower draws, mortgage insurance premiums, and servicing fees may be eligible for securitization through Ginnie Mae’s HMBS program. In accordance with FHA guidelines, HECMs are designed to repay through foreclosure and subsequent liquidation of loan collateral after the loan becomes due and payable. Any shortfalls experienced by the servicer of the HECM through the foreclosure and liquidation process can be claimed to FHA in accordance with applicable guidelines. Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria and have been repurchased out of HMBS. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount (“MCA”) established at origination in accordance with HMBS program guidelines.

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
75 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements

The Company is an authorized Ginnie Mae (“GNMA”) HMBS program issuer and servicer. In accordance with GNMA HMBS program guidelines, borrower draws of scheduled payments or line of credit draws, servicing fee and interest accruals and mortgage insurance premium accruals are eligible for HMBS participation securitizations as each of these items increases underlying HECM loan balances. The Company pools and securitizes such eligible items into GNMA HMBS as issuer and servicer. In accordance with the HMBS program, issuers are responsible for purchasing HECM loans out of the HMBS pool when the outstanding principal balance of the related HECM loan is equal or greater than 98% of the maximum claim amount at which point the HECM loans are no longer eligible to remain in the HMBS pool. Upon purchase from the HMBS pool, the Company will assign active HECM loans to the U.S. Department of Housing and Urban Development (“HUD”) or a prior servicer (as applicable and permitted by acquisition agreements) or service inactive HECM loans through foreclosure and liquidation. Based upon the structure of the GNMA HMBS program, the Company has determined that the securitizations of the HECM loans into HMBS pools do not meet all requirements for sale accounting. Accordingly, these transactions are accounted for as secured borrowings.

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

In connection with the Merger, the Company recorded the acquired reverse mortgage interests at estimated fair value as of the acquisition date, which resulted in a net purchase discount associated with financial and operational losses on reverse mortgage interests associated with servicing the loans through foreclosure and collateral liquidation. The premium and discount are amortized and accreted, respectively, based on the effective yield method, whereby the Company updates its prepayment assumptions for actual prepayments on a quarterly basis. Consistent with the Company’s accounting policy, the Company calculates reserve requirements on the reverse mortgage interests portfolio each reporting period and compares such calculated reserve requirements against the remaining net purchase discount. If the calculated reserve requirements exceed the remaining net purchase discount, the Company will record an additional reserve and associated provision to general and administrative expense.

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

From time to time, the Company exercises its right to repurchase individual delinquent loans in GNMA securitization pools to minimize interest spread losses, to re-pool into new GNMA securitizations or to otherwise sell to third-party investors.

The Company has the right to repurchase any individual loan in a GNMA securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. It is the Company’s intention to re-pool into new GNMA securitizations upon re-performance of the loan or to otherwise sell to third-party investors; therefore, the Company classifies such loans as loans held for sale and has elected to measure these repurchased loans at fair value.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 76

Index to Consolidated Financial Statements
MSR Related Liabilities - Nonrecourse
Excess Spread Financing
In conjunction with the acquisition of certain MSRs on various pools of residential mortgage loans (the “Portfolios”), the Company entered into sale and assignment agreements related to its right to servicing fees, under which the Company sells to third parties the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. The excess cash flow payments made to third parties are considered counterparty payments, which are recorded as an adjustment to the Company’s revenues - service related, net in the consolidated statement of operations. The agreements consist of two components - current excess spread, or remittance of a percentage of excess spread on currently serviced loans, and future excess spread, or the obligation to transfer currently serviced loans that have been refinanced into current excess spread or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above. The sale of these rights is accounted for as secured borrowings, with the total proceeds received being recorded as a component of MSR related liabilities - nonrecourse at fair value in the consolidated balance sheets. The Company determines the effective interest rate on these liabilities and allocates total repayments between interest expense and the outstanding liability.

The Company has elected to measure the outstanding financings related to the excess spread financing agreements at fair value with all changes in fair value recorded to revenues - service related, net in the consolidated statements of operations. The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, recapture rates and discount rate.

Mortgage Servicing Rights Financing
From December 2013 through June 2014, the Predecessor entered into agreements to sell a contractually specified base servicing fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by third-party investors. The purpose of this transaction was to facilitate the financing of advances for private label mortgages. The Company continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with the Company. Accordingly, the Company records the MSR and an MSR financing liability associated with this transaction in its consolidated balance sheets. The MSR financing liability reflects the incremental costs of this transaction relative to the market participant assumptions contained in the MSR valuation. The Company had MSR financing liability of $33 and $37 as of December 31, 2020 and 2019, respectively. Counterparty payments related to this financing arrangement are recorded as an adjustment to the Company’s revenues - service related, net in the consolidated statement of operations.

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

Property and Equipment, Net
Property and equipment is comprised of building, furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred which is included in general and administrative expenses in the consolidated statements of operations. Depreciation, which includes depreciation and amortization on capital leases, is recorded using the straight-line method over the estimated useful lives of the related assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time through a charge or credit to general and administrative expenses. Costs to internally developed computer software are capitalized during the development stage and include external direct costs of materials and services as well as employee costs related to time spent on the project.

Long-lived assets shall be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of its property and equipment might not be recoverable. The Company will perform a quarterly evaluation to determine whether such events have occurred. If events and circumstances indicate the carrying values exceed the fair value of the fixed assets, the Company will proceed with an impairment testing. Impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

77 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Leases
If the Company determines an arrangement contains a lease or lease components, then the lease will be accounted for under Accounting Standards Codification (“ASC”) 842 and classified as either a finance or operating lease. At the lease commencement date, the Company recognizes a leased right-of-use (“ROU”) asset and corresponding lease liability based on the present value of the lease payments over the lease term. Leased ROU assets are tested for impairment in accordance with ASC 360, Property, Plant, and Equipment.

ASC 842 provides for two policy elections. The first refers to leases with a term of 12 months or less and the second relates to separating lease components from nonlease components. The Company elected not to recognize lease assets and lease liabilities for leases with a term of 12 months or less and not to separate lease components from nonlease components.

Leases primarily consist of various corporate and other office facilities. Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, which are included in other assets and payables and other liabilities, respectively, on the consolidated balance sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date, as most of the Company’s leases do not provide an implicit rate. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses in the consolidated statements of operations. Operating lease activity is included in operating activities within the consolidated statements of cash flows.

A finance lease is recorded as a leased property or equipment asset with a corresponding finance lease liability at an amount equal to the present value of minimum lease payments at the commencement date. Assets acquired under a finance lease are depreciated on a straight-line basis based on the shorter of the Company’s depreciation policy for owned assets (i.e. useful life) or the lease term. Lease payments are allocated between a reduction of the lease liability and interest expense to produce a constant periodic interest rate on the remaining balance of the lease liability. Interest expense on the lease liability is recognized separately from the amortization of the leased ROU asset in the consolidated statements of operations. Finance lease assets and liabilities are included in property and equipment, net, and payables and other liabilities on the consolidated balance sheets, respectively. Finance lease activity is included in financing activities within the consolidated statements of cash flows.

Derivative Financial Instruments
Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations. The Company recognizes all derivatives at fair value on a recurring basis in other assets and payables and other liabilities on its consolidated balance sheets. The Company treats all of its derivative instruments as economic hedges, therefore none of its derivative instruments are designated as accounting hedges.

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

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 78

Index to Consolidated Financial Statements
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

Intangible Assets
Intangible assets primarily consist of customer relationships and technology acquired through business combinations. Those intangible assets are deemed to have finite useful lives and are amortized either on a straight-line basis over their estimated useful lives (trade name, technology and internally developed software), or on a basis more representative of the time pattern over which the benefit is derived (customer relationships). Intangible assets are recorded at their estimated fair value at the date of acquisition.

Intangible assets with finite useful lives are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for intangible assets, the carrying value of the asset is reduced to the estimated fair value.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. Goodwill is not amortized but is instead subject to impairment testing. The Company evaluates its goodwill for impairment annually as of October 1 of each year or more frequently if impairment indicators arise in accordance with ASC 350, Intangibles - Goodwill and Other. When testing goodwill for impairment, the Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value.

During a qualitative analysis, the Company considers the impact of any changes to the following factors: macroeconomic, industry and market factors, cost factors, and changes in overall financial performance, as well as any other relevant events and uncertainties impacting a reporting unit. If the qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, the Company performs a quantitative analysis. In a quantitative test, the carrying value of the reporting unit is compared to its estimated fair value.

In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires the Company to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s long-term projections by reporting unit. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in the Company’s impairment testing are consistent with its internal forecasts and operating plans. The discount rate is based on the Company’s debt and equity balances, adjusted for current market conditions and investor expectations of return on the Company’s equity. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, the Company compares the fair value of the reporting unit with its carrying amount. To the extent the carrying amount of the reporting unit exceeds its fair value, a write-down of the reporting unit’s goodwill would be necessary.

Revenue Recognition
ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers as performance obligations are satisfied in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. The majority of the Company’s revenue-generating transactions in the Servicing and Originations segments, including revenue generated from financial instruments, such as the Company’s loans and derivatives, as well as revenue related to the Company’s mortgage servicing activities, are not within the scope of ASC 606 as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. All revenues from Xome fall within the scope of ASC 606.
79 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Revenues from Servicing Activities
•Revenues from Forward Servicing Activities - Service related revenues primarily include contractually specified servicing fees, late charges, prepayment penalties, fair value adjustments, and other ancillary revenues. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as earned during the life of the loan. Corresponding loan servicing costs are charged to expense as incurred. The Company recognizes ancillary revenues and earnings on float as they are earned.

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

Fair value adjustments related to MSRs, excess spread financing and MSRs financing are recorded as component of revenue – service related, net.

The Company also acts as a subservicer for certain parties that own the underlying servicing rights and receives subservicing fees, which are typically a stated monthly fee per loan that varies based on types of loans. Fees related to the subserviced portfolio are accrued in the period the services are performed.

Net gain on mortgage loans held for sale includes the realized and unrealized gains and losses on sales of mortgage loans and the fair market value adjustments related to mortgage loans held for sale.

•Revenues from Reverse Mortgage Servicing and Reverse Mortgage Interests - The Company performs servicing of reverse mortgage loans, similar to its forward servicing business, and receives servicing fees from investors, which are recorded in revenues - service related, net in the consolidated statements of operations. For reverse mortgage interests, where the Company records entire participating interest in HECM loans, the Company accrues interest in accordance with FHA guidelines and records interest income on the consolidated statements of operations.

Revenues from Origination Activities
•Revenues from Origination and other loan fees - Loan origination and other loan fees generally represent flat, per-loan fee amounts and are recognized as revenue, net of loan origination costs, at the time the loans are funded.

•Net gain on mortgage loans held for sale - Net gain on loans held for sale includes the realized and unrealized gains and losses on sales of mortgage loans, as well as the changes in fair value of all loan-related derivatives, including interest rate lock commitments.

Revenues from Xome
Xome’s operations are comprised of Exchange, Title and Solutions, as follows:

•Exchange is a national technology-enabled platform that manages and sells residential properties through its Xome.com platform. Revenue-generating activities include commission and buyer’s premium of winning bids on auctioned real estate owned (“REO”) and short sale properties. Revenue is recognized when the performance obligation is completed, which is at the closing of real estate transactions and there is transfer of ownership to the buyer.

•Title and Solutions connect the major touch points of the real estate transactions process by providing title, escrow, collateral valuation and field services for purchase, refinance and default transactions. Major revenue-generating activities include title and escrow services and valuation services. Revenue is recognized when the performance obligation is completed, which is when services are rendered to customers.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 80

Index to Consolidated Financial Statements
Reserves for Origination Activity
The Company provides for reserves, included within payables and accrued liabilities, in connection with loan origination activities. Reserves on loan origination activities primarily include reserves for the repurchase of loans from GSEs, GNMA, and third-party investors primarily due to delinquency or foreclosure and are initially recorded upon sale of the loan to a third party with subsequent reserves recorded based on repurchase demands. The provision for reserves associated with loan origination activities is a component of net gain on mortgage loans held for sale in the consolidated statements of operations.

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

Reserves for Reverse Mortgage Interests
The Company records a reserve for reverse mortgage interests based on unrecoverable costs and estimates of probable loss exposures. The Company estimates reserve requirements upon the realization of a triggering event indicating a probable loss exposure. Internal models are utilized to estimate loss exposures at the loan level associated with the Company’s ability to meet servicing guidelines set forth by regulatory agencies and GSEs. Key assumptions within the models include but are not limited to expected recovery rates by loan and borrower characteristics, foreclosure timelines, value of underlying collateral, future carrying and foreclosure costs, and other macro-economic factors. If the calculated reserve requirements exceed the recorded allowance for reserves and discounts, a provision is recorded to general and administrative expense, as needed. Releases to reserves are also recorded against provision in general and administrative expenses. Reserve requirements are subject to significant judgment and estimates based on the Company’s assessment of its compliance with servicing guidelines and its ability to produce the necessary documentation to support claims, support amounts from prior servicers and to effectively negotiate settlements, as needed. Each period, management reviews recorded reverse mortgage interests and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written-off against the reserve at the loan level.

Credit Loss Reserves
ASC 326 – Financial Instruments – Credit Losses requires expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable and supportable forecasts, which is referred to as the current expected credit loss, or CECL, methodology. The new standard reflects management’s best estimate of all expected credit losses for the Company’s financial assets that are recognized at amortized cost. The revised CECL methodology considers expected lifetime loss rates calculated from historical data using a weighted average life and considering reasonable and supportable forecasts to determine the current expected credit loss required.
81 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
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

For advances and other receivables, net, the Company determined that the majority of estimated losses are due to servicing operational errors, and credit-related losses are not significant because of the contractual relationships with the agencies. The Company determined that the credit-related risk associated with certain applicable financial instruments can increase with the passage of time. The CECL reserve methodology considers these financial instruments collectible to a point in time of 39 months. Any projected remaining balance at the end of the collection period is considered a loss and factors into the overall CECL loss rate required.

For reverse mortgage interests, net, the Company determined that the guarantee from the FHA on HECM loan products limits credit-related losses to an immaterial amount with substantially all losses related to servicing operational errors. Any expected credit-related losses are contemplated in the Company’s existing reserve methodology due to the nature of this financial instrument. The credit-risk characteristics of reverse mortgage interests do not vary with time as the financial instruments have no contractual life or financial profile as the primary counterparty is the government agency insuring the loans.

For other assets, primarily trade receivables and service fees earned but not received, the Company determined that these are short-term in nature (less than one year), and the estimated credit-related losses over the life of these receivables are similar to those resulting from the Company’s existing loss reserve process. The Company monitors the financial status of customers to determine if any specific loss considerations are required.

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

The Company consolidates SPEs connected with both forward and reverse mortgage activities. See Note 13, Securitizations and Financings, for more information on Company SPEs, and Note 12, Indebtedness, for certain debt activity connected with SPEs.

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

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 82

Index to Consolidated Financial Statements
Securitizations Treated as Sales
The Company’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. The Company’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the beneficial interests that are held in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at December 31, 2020, the Company had no other significant assets in its consolidated financial statements related to these trusts. The Company has no obligation to provide financial support to unconsolidated securitization trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of the Company. The general creditors of the Company have no claim on the assets of the trusts. The Company’s exposure to loss as a result of its continuing involvement with the trusts is limited to the carrying values, if any, of its investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. The Company considers the probability of loss arising from its advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 4, Advances and Other Receivables, and Note 3, Mortgage Servicing Rights and Related Liabilities, for additional information regarding advances and MSRs.

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

Loans Subject to Repurchase Rights from Ginnie Mae
For certain forward loans sold to GNMA, the Company as the issuer has the unilateral right to repurchase, without GNMA’s prior authorization, any individual loan in a GNMA securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, the Company has effectively regained control over the loan, and under GAAP, must recognize the right to the loan in its consolidated balance sheets and establish a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company records the right to purchase these mortgage loans in other assets at their unpaid principal balances, which approximate fair value, and records a corresponding liability in payables and other liabilities for mortgage loans eligible for repurchase in its consolidated balance sheets.

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

83 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Advertising Costs
Advertising costs are expensed as incurred and are included as part of general and administrative expenses. The Company incurred advertising costs of $38, $33 and $17 for the years ended December 31, 2020 and 2019 and five months ended December 31, 2018, respectively. The Predecessor incurred advertising costs of $33 for the seven months ended July 31, 2018.

Income Taxes
The Company is subject to the income tax laws of the U.S., its states and municipalities and several U.S. territories. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities.

Deferred income taxes are determined using the balance sheet method. Deferred taxes are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized in future periods, a deferred tax valuation allowance is established. Consideration is given to various positive and negative evidence that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, length of statutory carryforward periods, experience with operating tax loss and tax credit carryforwards which may expire unused, the use of tax planning strategies and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.

The Company initially recognizes tax positions in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming the tax authority has full knowledge of the position and all relevant facts. In establishing a provision for income tax expense, the Company makes judgments and interpretations about the application of these inherently complex tax laws. The Company recognizes interest and penalties related to uncertain tax positions as a component of provisions for income taxes in accordance with ASC 740.

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

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 84

Index to Consolidated Financial Statements
3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s MSRs and the related liabilities. In estimating the fair value of certain servicing rights and related liabilities, the impact of forbearance due to the COVID-19 pandemic was considered in the determination of key assumptions.

	Successor
MSRs and Related Liabilities	December 31, 2020	December 31, 2019
Forward MSRs - fair value	$2,703	$3,496
Reverse MSRs - amortized cost	5	6
Mortgage servicing rights	$2,708	$3,502

Mortgage servicing liabilities - amortized cost	$41	$61

Excess spread financing - fair value	$934	$1,311
Mortgage servicing rights financing - fair value	33	37
MSR related liabilities - nonrecourse at fair value	$967	$1,348

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage (“forward”) loans for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights of both agency and non-agency loans.

The following table sets forth the activities of forward MSRs:

	Successor
	Year Ended December 31,
Forward MSRs - Fair Value	2020	2019
Fair value - beginning of year	$3,496	$3,665
Additions:
Servicing retained from mortgage loans sold	687	434
Purchases of servicing rights(1)	124	858
Dispositions:
Sales of servicing assets	(9)	(408)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	(889)	(589)
Other changes in fair value	(706)	(464)
Fair value - end of year	$2,703	$3,496

(1)Purchases of servicing rights during the year ended December 31, 2019 include $271 of mortgage servicing rights that were acquired from Pacific Union. See Note 1, Nature of Business and Basis of Presentation, for further discussion. In addition, in 2019, the Company entered into a subservicing contract, resulting in additional $253 servicing rights during the second quarter of 2019.

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company’s continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment. During the years ended December 31, 2020 and 2019, the Company sold $1,070 and $35,152 in unpaid principal balance of forward MSRs, of which $960 and $20,560 was retained by the Company as subservicer, respectively.
85 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MSRs measured at fair value are segregated between investor type into agency and non-agency pools (referred to herein as “investor pools”) based upon contractual servicing agreements with investors at the respective balance sheet date to evaluate the MSR portfolio and fair value of the portfolio. Agency investors primarily consist of GSEs, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and the Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”), and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”). Non-agency investors consist of investors in private-label securitizations.

The following table provides a breakdown of UPB and fair value for the Company’s forward MSRs:

	Successor
	December 31, 2020		December 31, 2019
Forward MSRs - UPB and Fair Value Breakdown	UPB	Fair Value	UPB	Fair Value
Investor Pools
Agency	$227,136	$2,305	$240,688	$2,944
Non-agency	44,053	398	56,094	552
Total	$271,189	$2,703	$296,782	$3,496

Refer to Note 17, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of forward MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s forward MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Successor
	Discount Rate		Total Prepayment Speeds		Cost to Service per Loan
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2020
Mortgage servicing rights	$(100)	$(192)	$(181)	$(347)	$(45)	$(89)

December 31, 2019
Mortgage servicing rights	$(127)	$(245)	$(165)	$(317)	N/A	N/A

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

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
The Company services certain HECM reverse mortgage loans with an unpaid principal balance of $18,091 and $22,725 as of December 31, 2020 and 2019, respectively. The following table sets forth the activities of reverse MSRs and mortgage servicing liabilities (“MSL”):

	Successor
	Year Ended December 31,
	2020		2019
Reverse MSRs and Liabilities - Amortized Cost	Assets	Liabilities	Assets	Liabilities
Balance - beginning of year	$6	$61	$11	$71
Amortization/accretion	(1)	(20)	(1)	(47)
Adjustments(1)	—	—	(4)	37
Balance - end of year	$5	$41	$6	$61
Fair value - end of year	$6	$37	$6	$28

(1)Reverse MSR and MSL net adjustments recorded by the Company during the year ended December 31, 2019 primarily relate to the finalization of the preliminary fair value estimates recorded in connection with the Merger.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 86

Index to Consolidated Financial Statements
Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management’s assessment at December 31, 2020 and 2019, no impairment or increased obligation was needed.

Excess Spread Financing - Fair Value
In order to finance the acquisition of certain MSRs on various portfolios, the Company previously entered into sale and assignment agreements with third parties and sold to these entities the right to receive a specified percentage of the excess cash flow generated from the portfolios in excess of a fixed base servicing fee per loan. The Company retains all the base servicing fee, ancillary income and interest float earnings on principal along with interest payments and escrow, and also incurs costs to service the specified pool. The Company is the legal owner and the servicer of the portfolios and provides all servicing and advancing functions.

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

The Company had excess spread financing liability of $934 and $1,311 as of December 31, 2020 and 2019, respectively.

Refer to Note 17, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in the valuation of excess spread financing.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Successor
	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2020
Excess spread financing	$30	$62	$41	$84

December 31, 2019
Excess spread financing	$46	$95	$46	$96

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $33 and $37 as of December 31, 2020 and 2019, respectively. Refer to Note 2, Significant Accounting Policies, for further discussion on MSR financing, and Note 17, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.
87 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Servicing Segment Revenues
The following table sets forth the items comprising total revenues for the Servicing segment:

	Successor
	Year Ended December 31,
Total Revenues - Servicing	2020	2019
Contractually specified servicing fees(1)	$1,141	$1,194
Other service-related income(1)	290	182
Incentive and modification income(1)	39	40
Late fees(1)	83	110
Reverse servicing fees	24	31
Mark-to-market adjustments(2)	(679)	(505)
Counterparty revenue share(3)	(371)	(284)
Amortization, net of accretion(4)	(420)	(236)
Total revenues - Servicing	$107	$532

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues.
(2)Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $28 and $62 for the years ended December 31, 2020 and 2019, respectively.
(3)Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSR financing arrangements.
(4)Amortization for the Company is net of excess spread accretion of $338 and $243 and MSL accretion of $20 and $47 for the years ended December 31, 2020 and 2019, respectively.

4. Advances and Other Receivables

Advances and other receivables, net consists of the following:

	Successor
Advances and Other Receivables, Net	December 31, 2020	December 31, 2019
Servicing advances, net of $72 and $131 purchase discount, respectively	$975	$970
Receivables from agencies, investors and prior servicers, net of $21 and $21 purchase discount, respectively	173	193
Reserves	(208)	(175)
Total advances and other receivables, net	$940	$988

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

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 88

Index to Consolidated Financial Statements
The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Successor
	Year Ended December 31,
Reserves for Advances and Other Receivables	2020	2019
Balance - beginning of year(1)	$168	$47
Provision and other additions(2)	108	160
Write-offs	(68)	(32)
Balance - end of year	$208	$175

(1)As described in Note 1, Nature of Business and Basis of Presentation, the Company recorded a transition adjustment of $7 to the advances and other receivables reserve as of January 1, 2020 for the cumulative effect of adopting ASU 2016-13.
(2)The Company recorded a provision of $28 and $62 through the MTM adjustments in revenues - service related, net, in the consolidated statements of operations during the years ended December 31, 2020 and 2019, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
In connection with previous acquisitions, the Company recorded the acquired advances and other receivables at estimated fair value as of the acquisition date, which resulted in a purchase discount. As of December 31, 2020, a total of $228 purchase discount has been utilized, with $93 purchase discount remaining.

The following table sets forth the activities of the purchase discount for advances and other receivables:

	Successor
	Year Ended December 31, 2020		Year Ended December 31, 2019
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of year	$131	$21	$205	$48
Addition from acquisition	—	—	19	—
Utilization of purchase discounts	(59)	—	(93)	(27)
Balance - end of year	$72	$21	$131	$21

Credit Loss for Advances and Other Receivables
As described in Note 1, Nature of Business and Basis of Presentation, advances and other receivables are within the scope of ASU 2016-13, and the Company modified its accounting policy regarding its assessment of reserves for credit-related losses in accordance with CECL framework. During the year ended December 31, 2020, the Company increased the CECL reserve by $21. As of December 31, 2020, the total CECL reserve was $38, of which $21 and $17 was recorded in reserves and purchase discount for advances and other receivables, respectively.

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

5. Reverse Mortgage Interests

Reverse mortgage interests, net, consists of the following:

	Successor
Reverse Mortgage Interests, Net	December 31, 2020	December 31, 2019
Participating interests in HECM mortgage-backed securities	$3,471	$4,282
Unsecuritized interests	964	1,117
Other interests securitized	945	994
Purchase discount, net	(127)	(114)
Total reverse mortgage interests, net	$5,253	$6,279
89 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements

Participating Interests in HMBS
Participating interests in HMBS consist of the Company’s reverse mortgage interests in HECM loans which have been transferred to GNMA and subsequently securitized through the issuance of HMBS. The Company does not own these loans, but due to HMBS program buyout requirements, such interests are consolidated in the Company’s consolidated balance sheets. The Company does not originate reverse mortgages, but during the years ended December 31, 2020 and 2019, a total of $173 and $265 in UPB associated with new draws on existing loans were transferred to GNMA and securitized by the Company, respectively.

In March 2019, the Company entered into an agreement with Fannie Mae for the transfer of reverse mortgage loans. As a result, $61 was transferred from Fannie Mae and securitized into GNMA HMBS during the year ended December 31, 2019. There was no such activity during the year ended December 31, 2020.

Other Interests Securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria primarily because they are equal to or greater than 98% of their MCA, which is established at origination and in accordance with HMBS program guidelines, requiring a repurchase of loans from the respective HMBS trust. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. During the year ended December 31, 2020, the Company securitized a total of $516 UPB through Trust 2020-1 and called a total of $337 UPB from Trust 2018-2 and Trust 2018-3 with the related debt being extinguished. During the year ended December 31, 2019, the Company securitized a total of $751 UPB through Trust 2019-1 and Trust 2019-2 and called a total of $476 UPB from Trust 2017-2 and Trust 2018-1 with the related debt being extinguished. The Company sold $20 UPB of Trust 2018-3 retained bonds during the year ended December 31, 2019. Refer to Other Nonrecourse Debt in Note 12, Indebtedness, for additional information.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consists of the following:

	Successor
Unsecuritized Interests	December 31, 2020	December 31, 2019
Repurchased HECM loans (exceeds 98% MCA)	$665	$789
HECM related receivables(1)	208	250
Funded borrower draws not yet securitized	72	64
REO related receivables	19	14
Total unsecuritized interests	$964	$1,117

(1)HECM related receivables consist primarily of receivables from FNMA for corporate advances and service fees and claims receivables from HUD on reverse mortgage interests.

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the MCA established at origination in accordance with HMBS program guidelines. These unsecuritized interests are primarily financed through available warehouse lines. The Company repurchased a total of $1,153 and $2,333 of HECM loans out of GNMA HMBS securitizations during the years ended December 31, 2020 and 2019, respectively, of which $306 and $616 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively. To the extent a loan is not subject to applicable servicing agreements and assigned to a third party, the loan is either subject to assignment to HUD, per contractual obligations with GNMA, liquidated via a payoff from the borrower or liquidated via a foreclosure according to the terms of the underlying mortgage. The Company assigned a total of $771 and $1,819 of HECM loans to HUD during the years ended December 31, 2020 and 2019, respectively.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 90

Index to Consolidated Financial Statements
Purchase Discount, net, for Reverse Mortgage Interests
In connection with the Merger, the Company recorded the acquired reverse mortgage interests at estimated fair value as of the acquisition date, which resulted in a net purchase discount of $256 associated with financial and operational losses on reverse mortgage interests associated with servicing the loans through foreclosure and collateral liquidation. The premium and discount are amortized and accreted, respectively, based on the effective yield method, whereby the Company updates its prepayment assumptions for actual prepayments on a quarterly basis. Consistent with the Company’s accounting policy, the Company calculates reserve requirements on the reverse mortgage interests portfolio each reporting period and compares such calculated reserve requirements against the remaining net purchase discount. If the calculated reserve requirements exceed the remaining net purchase discount, the Company will record an additional reserve and associated provision to general and administrative expense. No additional reserves were required to be recorded as of December 31, 2020.

The following table sets forth the activities of the purchase discounts, net, for reverse mortgage interests:

	Successor
	Year Ended December 31,
Purchase Discount, Net, for Reverse Mortgage Interests(1)	2020	2019
Balance - beginning of year	$(114)	$(164)
Amortization, net of accretion	(44)	(22)
Utilization of purchase discounts(2)	31	96
Adjustments(3)	—	(24)
Balance - end of year	$(127)	$(114)

(1)Net position as certain items are in a premium/(discount) position, based on the characteristics of underlying tranches of loans.
(2)Utilization of purchase discounts to mitigate loss on liquidated loans, for which the remaining receivable was written-off.
(3)Adjustments during the year ended December 31, 2019 is due to revised cost to service assumption utilized in the valuation of reverse mortgage assets and liabilities acquired from the Merger.

Credit Loss for Reverse Mortgage Interests
As described in Note 1, Nature of Business and Basis of Presentation, reverse mortgage interests are within the scope of ASU 2016-13, requiring an assessment of reserves regarding credit-related losses in accordance with the CECL framework. Upon applying ASU 2016-13, the Company determined that credit-related losses are immaterial given the government insured nature of the HECM loan product. Any expected credit-related losses are contemplated in the Company’s existing reserve methodology due to the nature of this financial instrument. Accordingly, no cumulative effect adjustment was required upon adoption of ASU 2016-13 on January 1, 2020 and no additional CECL reserve was recorded as of December 31, 2020. The credit-risk characteristics of reverse mortgage interests do not vary with time as the financial instruments have no contractual life or financial profile as the primary counterparty is the government agency insuring the loans.

Reverse Mortgage Interests Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans and FHA guidelines. Total interest earned on the Company’s reverse mortgage interests was $200 and $307 for the years ended December 31, 2020 and 2019, respectively.

6. Mortgage Loans Held for Sale

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

91 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Mortgage loans held for sale are recorded at fair value as set forth below:

	Successor
	Year Ended December 31,
Mortgage Loans Held for Sale	2020	2019
Mortgage loans held for sale - UPB	$5,438	$3,949
Mark-to-market adjustment(1)	282	128
Total mortgage loans held for sale	$5,720	$4,077

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Successor
	Year Ended December 31,
Mortgage Loans Held for Sale	2020	2019
Balance - beginning of year	$4,077	$1,631
Loans sold	(66,545)	(41,269)
Mortgage loans originated and purchased, net of fees	63,233	40,793
Repurchase of loans out of Ginnie Mae securitizations(1)	4,822	2,895
Net change in unrealized gain on loans held for sale	123	9
Net transfers of mortgage loans held for sale(2)	10	18
Balance - end of year	$5,720	$4,077

(1)The Company has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased in connection with loan modifications and loan resolution activity, with the intent to re-pool into new Ginnie Mae securitizations upon re-performance of the loan or to otherwise sell to third-party investors. Therefore, these loans are classified as held for sale.
(2)Amount reflects transfers to other assets for loans transitioning into REO status and transfers to advances and other receivables, net, for claims made on certain government insurance mortgage loans. Transfers out are net of transfers in upon receipt of proceeds from an REO sale or claim filing.

For the years ended December 31, 2020 and 2019, the Company received proceeds of $67,855 and $41,809, respectively, on the sale of mortgage loans held for sale, resulting in gains of $1,310 and $540, respectively.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as interest income in the consolidated statements of operations.

The total UPB of mortgage loans held for sale on non-accrual status was as follows:

	Successor
	December 31, 2020		December 31, 2019
Mortgage Loans Held for Sale - UPB	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$64	$54	$29	$22

(1)Non-accrual includes $44 and $25 of UPB related to Ginnie Mae repurchased loans as of December 31, 2020 and 2019, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $20 and $21 as of December 31, 2020 and 2019, respectively.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 92

Index to Consolidated Financial Statements
7. Property and Equipment
The composition of property and equipment, net, and the corresponding ranges of estimated useful lives were as follows:

	Successor
Property and Equipment, Net	December 31, 2020	December 31, 2019	Estimated Useful Life
Furniture, fixtures, and equipment	$55	$50	3 - 5 years
Capitalized software costs	87	54	3 - 5 years
Software in development and other	29	31
Leasehold improvements	33	24	3 - 5 years
Long-term finance leases - computer equipment	8	8	5 years
Property and equipment	212	167
Less: Accumulated depreciation	(96)	(55)
Total property and equipment, net	$116	$112

The Company recorded depreciation expense on property and equipment of $42 and $41 for the years ended December 31, 2020 and 2019, respectively. The Company has entered into various lease agreements for computer equipment, which are classified as finance leases. See Note 8, Leases, for more information.

The Company recorded impairment charges of $12 and $4 during the years ended December 31, 2020 and 2019 respectively. The impairment charges were included in the general and administrative expenses in the consolidated statements of operations.

8. Leases

The Company’s leases primarily relate to office space and equipment, with remaining lease terms of generally 1 to 8 years. Certain lease arrangements contain extension options, which typically range from 3 to 5 years, at the then fair market rental rates. As of December 31, 2020 and 2019, operating lease ROU assets were $97 and $121, respectively, and liabilities were $108 and $135, respectively, which were included in other assets, and payables and other liabilities, respectively, on the consolidated balance sheets. The Company does not currently have any significant finance leases in which it is the lessee.

The table below summarizes the Company’s net lease cost:

	Successor
	Year Ended December 31,
Net Lease Cost	2020	2019
Operating lease cost	$37	$40
Sublease income	(6)	(3)
Short-term lease cost	—	1
Total net lease cost	$31	$38

The table below summarizes other information related to the Company’s operating leases:

	Successor
	Year Ended December 31,
Operating Leases - Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35	$30
Leased assets obtained in exchange for new operating lease liabilities	$14	$154
Weighted average remaining lease term - operating leases, in years	5.3	5.5
Weighted average discount rate - operating leases	4.9%	5.0%

93 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Maturities of operating lease liabilities as of December 31, 2020 are as follows:

Year Ending December 31,	Operating Leases
2021	$33
2022	25
2023	19
2024	13
2025	9
Thereafter	24
Total future minimum lease payments	123
Less: imputed interest	15
Total operating lease liabilities	$108

9. Loans Subject to Repurchase from Ginnie Mae

Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $6,159 and $560 as of December 31, 2020 and 2019, respectively, which are included in both other assets and payables and other liabilities in the consolidated balance sheets. Loans subject to repurchase from Ginnie Mae as of December 31, 2020 included $5,879 of loans in forbearance related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) whereby no payments have been received from borrowers for greater than 90 days.

10. Goodwill and Intangible Assets

Goodwill
The table below presents changes in the carrying amount of goodwill:

	Successor
	Year Ended December 31,
Goodwill	2020	2019
Balance - beginning of year	$120	$23
Addition from acquisitions	—	42
Measurement period adjustment related to merger	—	55
Balance - end of year	$120	$120

During the years ended December 31, 2020 and 2019, the Company performed a quantitative and qualitative assessment, respectively, of its reporting units and determined that no impairment of goodwill existed. As of December 31, 2020 and 2019, $80, $28 and $12 of the goodwill is assigned to the Servicing, Originations and Xome segments, respectively. Goodwill is recorded in other assets within the consolidated balance sheets.

94 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Intangible Assets
The following tables present the composition of intangible assets:

	Successor
	December 31, 2020
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Customer relationships	$86	$(65)	$21	5.5
Technology	39	(30)	9	1.8
Trade name	8	(4)	4	2.6
Total intangible assets	$133	$(99)	$34	4.2

	Successor
	December 31, 2019
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Customer relationships	$90	$(45)	$45	5.9
Technology	46	(23)	23	2.9
Trade name	8	(2)	6	3.6
Other	1	(1)	—	2.8
Total intangible assets	$145	$(71)	$74	4.7

Intangible assets are recorded in other assets within the consolidated balance sheets.

The Company recognized $32 and $50 of amortization expense related to intangible assets during the years ended December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, in connection with an ancillary business, the Company recorded a $10 and $7 impairment of technology and other intangible assets within Corporate/Other, respectively. The impairment charges were included in the general and administrative expenses in the consolidated statements of operations.

The following table presents the estimated aggregate amortization expense for existing amortizable intangible assets for the years indicated:

Year Ending December 31,	Amount
2021	$14
2022	10
2023	6
2024	1
2025	1
Thereafter	2
Total future amortization expense	$34

11. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations. Derivative instruments utilized by the Company primarily include IRLCs, LPCs, forward MBS purchase commitments, Eurodollar and Treasury futures and interest rate swap agreements.

95 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments:

		Successor
		December 31, 2020		Year Ended December 31, 2020
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2021	$2,710	$102	$70
Derivative financial instruments
IRLCs	2021	10,179	414	279
LPCs	2021	5,406	38	26
Forward sales of MBS	2021	5,853	37	31
Total derivative financial instruments - assets		$21,438	$489	$336
Liabilities
Derivative financial instruments
IRLCs	2021	$2	$—	$—
LPCs	2021	280	1	(2)
Forward sales of MBS	2021	25,156	156	144
Swap futures	2021	60	—	—
Total derivative financial instruments - liabilities		$25,498	$157	$142

		Successor
		December 31, 2019		Year Ended December 31, 2019
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2020	$1,202	$32	$7
Derivative financial instruments
IRLCs	2020	4,838	135	75
LPCs	2020	1,094	12	10
Forward sales of MBS	2020	3,120	7	5
Eurodollar futures	2020-2021	6	—	—
Total derivative financial instruments - assets		$9,058	$154	$90
Liabilities
Derivative financial instruments
IRLCs	2020	$12	$—	$—
LPCs	2020	540	3	2
Forward sales of MBS	2020	6,036	12	(12)
Eurodollar futures	2020-2021	7	—	—
Total derivative financial instruments - liabilities		$6,595	$15	$(10)

Associated with the Company’s derivatives are $61 and $6 in collateral deposits on derivative instruments recorded in other assets on the Company’s consolidated balance sheets as of December 31, 2020 and 2019, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the consolidated balance sheets.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 96

Index to Consolidated Financial Statements
12. Indebtedness

Advance and Warehouse Facilities

					Successor
					December 31, 2020		December 31, 2019
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Advance Facilities
$875 advance facility(1)	CP+2.5% to 6.5%	January 2022	Servicing advance receivables	$875	$168	$195	$37	$88
$640 advance facility(2)	LIBOR+3.9%	August 2022	Servicing advance receivables	640	235	305	—	—
$425 advance facility(3)	LIBOR+1.6%	October 2021	Servicing advance receivables	425	192	246	224	285
$250 advance facility(4)	LIBOR+1.5% to 2.6%	December 2020	Servicing advance receivables	250	—	—	98	167
$100 advance facility	LIBOR+2.5%	January 2022	Servicing advance receivables	100	74	98	63	125
Advance facilities principal amount					669	844	422	665

Warehouse Facilities
$2,000 warehouse facility(5)	LIBOR+2.3%	September 2022	Mortgage loans or MBS	2,000	339	392	54	78
$1,500 warehouse facility	LIBOR+1.7%	June 2021	Mortgage loans or MBS	1,500	1,081	1,028	759	733
$1,500 warehouse facility(6)	LIBOR+1.6% to 1.9%	October 2021	Mortgage loans or MBS	1,500	1,003	1,037	469	488
$1,350 warehouse facility(7)	LIBOR+1.8% to 3.9%	September 2022	Mortgage loans or MBS	1,350	1,067	1,128	589	656
$1,200 warehouse facility	LIBOR+1.8% to 3.0%	November 2021	Mortgage loans or MBS	1,200	787	839	683	724
$750 warehouse facility	LIBOR+1.7% to 2.8%	October 2021	Mortgage loans or MBS	750	562	574	411	425
$750 warehouse facility	LIBOR+1.8%	August 2021	Mortgage loans or MBS	750	477	492	—	—
$600 warehouse facility	LIBOR+2.2%	February 2022	Mortgage loans or MBS	600	187	222	174	202
$500 warehouse facility	LIBOR+2.5% to 4.0%	May 2021	Mortgage loans or MBS	500	—	—	336	349
$300 warehouse facility	LIBOR+1.4%	January 2022	Mortgage loans or MBS	300	163	164	136	136
$250 warehouse facility(8)	LIBOR+1.4% to 2.3%	March 2021	Mortgage loans or MBS	250	—	—	762	783
$200 warehouse facility	LIBOR+1.8%	April 2021	Mortgage loans or MBS	200	131	134	27	27
$200 warehouse facility(9)	LIBOR+1.3%	November 2020	Mortgage loans or MBS	200	—	—	—	—
$50 warehouse facility	LIBOR+1.8% to 4.8%	April 2021	Mortgage loans or MBS	50	37	42	11	15
$40 warehouse facility	LIBOR+3.3%	January 2022	Mortgage loans or MBS	40	1	1	5	6
Warehouse facilities principal amount					5,835	6,053	4,416	4,622

MSR Facilities
$450 warehouse facility(10)	LIBOR+5.1%	May 2021	MSR	450	—	—	150	945
$260 warehouse facility(2)	LIBOR+3.9%	August 2022	MSR	260	260	668	—	—
$200 warehouse facility(11)	LIBOR+3.5%	August 2021	MSR	200	—	247	—	200
$150 warehouse facility(7)	LIBOR+3.8%	September 2022	MSR	150	—	228	—	130
97 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements

					Successor
					December 31, 2020		December 31, 2019
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$50 warehouse facility	LIBOR+3.3%	November 2022	MSR	50	10	74	10	84
MSR facilities principal amount					270	1,217	160	1,359

Advance, warehouse and MSR facilities principal amount					6,774	$8,114	4,998	$6,646
Unamortized debt issuance costs					(11)		(1)
Advance and warehouse facilities, net					$6,763		$4,997

Pledged Collateral for warehouse and MSR facilities:
Mortgage loans held for sale					$5,330	$5,447	$3,826	$3,931
Reverse mortgage interests					505	606	590	691
MSR					270	1,217	160	1,359

(1)The capacity amount for this advance facility increased from $125 to $875 in 2020.
(2)Total capacity for this facility is $900, of which $640 is internally allocated for advance financing and $260 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations.
(3)The capacity amount for this advance facility increased from $325 to $425 in 2020.
(4)This advance facility was terminated and transferred to another advance facility in 2020.
(5)The capacity amount for this warehouse facility increased from $200 to $2,000 in 2020.
(6)The capacity amount for this warehouse facility was increased from $700 to $1,500 in 2020.
(7)Total capacity amount for this facility is $1,500, of which $150 is a sublimit for MSR financing. The capacity amount increased from $800 to $1,500 in 2020.
(8)The capacity amount for this warehouse facility decreased from $1,000 to $250 in 2020.
(9)This warehouse facility was terminated in 2020.
(10)This MSR facility was terminated in 2020.
(11)The capacity amount for this MSR facility decreased from $400 to $200 in 2020.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

	Successor
Unsecured Senior Notes	December 31, 2020	December 31, 2019
$850 face value, 5.500% interest rate payable semi-annually, due August 2028(1)	$850	$—
$650 face value, 5.125% interest rate payable semi-annually, due December 2030(2)	650	—
$600 face value, 6.000% interest rate payable semi-annually, due January 2027(3)	600	—
$950 face value, 8.125% interest rate payable semi-annually, due July 2023(1)	—	950
$750 face value, 9.125% interest rate payable semi-annually, due July 2026(2)	—	750
$600 face value, 6.500% interest rate payable semi-annually, due July 2021(3)	—	492
$300 face value, 6.500% interest rate payable semi-annually, due June 2022(3)	—	206
Unsecured senior notes principal amount	2,100	2,398
Unamortized debt issuance costs and discount, net of premium	(26)	(32)
Unsecured senior notes, net	$2,074	$2,366

(1)In August 2020, the Company completed the offering of the unsecured senior notes due 2028 and used the net proceeds from the offering, together with cash on hand, to redeem the unsecured senior notes due 2023.
(2)In December 2020, the Company completed the offering of the unsecured senior notes due 2030 and used the net proceeds from the offering, together with cash on hand, to redeem the unsecured senior notes due 2026.
(3)In January 2020, the Company completed the offering of the unsecured senior notes due 2027 and, in February 2020, used the net proceeds from the offering, together with cash on hand, to redeem the unsecured senior notes due 2021 and 2022.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 98

Index to Consolidated Financial Statements
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

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. During the years ended December 31, 2020 and 2019, the Company repaid $100 in principal of outstanding notes. Additionally, the Company redeemed $2,298 in principal of outstanding notes during the year ended December 31, 2020, resulting in a net loss of $138. No notes were repurchased or redeemed during the year ended December 31, 2019.

As of December 31, 2020, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2021 through 2025	$—
Thereafter	2,100
Total unsecured senior notes principal amount	$2,100

Other Nonrecourse Debt
Other nonrecourse debt consists of the following:

						Successor
						December 31, 2020	December 31, 2019
Other Nonrecourse Debt	Issue Date	Maturity Date	Interest Rate	Class of Note	Collateral Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	0.3%-5.6%	—	$—	$3,473	$4,284
Securitization of nonperforming HECM loans
Trust 2020-1	September 2020	September 2030	1.3%-7.5%	A, M1, M2, M3, M4, M5	501	490	—
Trust 2019-2	November 2019	November 2029	2.3%-6.0%	A, M1, M2, M3, M4, M5	260	241	333
Trust 2019-1	June 2019	June 2029	2.7%-6.0%	A, M1, M2, M3, M4, M5	236	212	302
Trust 2018-3(2)	November 2018	November 2028	3.6%-6.0%	A, M1, M2, M3, M4, M5	—	—	209
Trust 2018-2(2)	July 2018	July 2028	3.2%-6.0%	A, M1, M2, M3, M4, M5	—	—	148
Other nonrecourse debt principal amount						4,416	5,276
Unamortized premium, net of debt issuance costs and discount						8	10
Other nonrecourse debt, net						$4,424	$5,286
(1)Amounts represent the Company’s participating interest in GNMA HMBS securitized portfolios.
(2)As discussed in Note 5, Reverse Mortgage Interests, Trust 2018-3 and Trust 2018-2 were collapsed and the related debt extinguished during the year ended December 31, 2020.
99 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
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

Securitizations of Nonperforming HECM Loans
From time to time, the Company securitizes its interests in non-performing reverse mortgages. The transactions provide investors with the ability to invest in a pool of both non-performing HECM loans secured by one-to-four-family residential properties and a pool of REO properties acquired through foreclosure of a deed in lieu of foreclosure in connection with HECM loans that are covered by FHA insurance. The transactions provide the Company with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated balance sheets as reverse mortgage interests and the related financing included in other nonrecourse debt. Interest is accrued on the outstanding securitized notes and recorded as interest expense in consolidated statements of operations. The HECM securitizations are callable with expected weighted average lives of less than one to three years. The Company may re-securitize the previously called loans from earlier HECM securitizations to achieve a lower cost of funds.

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of December 31, 2020.

13. Securitizations and Financings

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
Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 100

Index to Consolidated Financial Statements
A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s consolidated financial statements is presented below:

	Successor
	December 31, 2020		December 31, 2019
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$47	$23	$66	$42
Advances and other receivables, net	441	—	540	—
Reverse mortgage interests, net(1)	—	4,356	—	5,230
Total assets	$488	$4,379	$606	$5,272

Liabilities
Advance facilities(2)	$358	$—	$359	$—
Payables and other liabilities	1	—	1	1
Participating interest financing	—	3,473	—	4,284
HECM Securitizations (HMBS)
Trust 2020-1	—	490	—	—
Trust 2019-2	—	241	—	333
Trust 2019-1	—	212	—	302
Trust 2018-3	—	—	—	209
Trust 2018-2	—	—	—	148
Total liabilities	$359	$4,416	$360	$5,277

(1)Amounts include net purchase discount of $61 and $46 as of December 31, 2020 and 2019, respectively.
(2)Refer to advance facilities in Note 12, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

	Successor
Unconsolidated Securitization Trusts	December 31, 2020	December 31, 2019
Total collateral balances - UPB	$1,326	$1,503
Total certificate balances	$1,329	$1,512

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2020, and 2019, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

	Successor
Principal Amount of Transferred Loans 60 Days or More Past Due	December 31, 2020	December 31, 2019
Unconsolidated securitization trusts	$154	$193

14. Stockholders' Equity and Employee Benefit Plans

Share-based awards under the 2019 Omnibus Incentive Plan (the “2019 Plan”) include (i) restricted stock units (“RSUs”) granted to employees of the Company, consultants, and non-employee directors and (ii) performance stock units (“PSUs”) granted to certain executive officers.

101 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Restricted Stock Units
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

Performance Stock Units
The PSUs are valued at the fair market value of the Company’s common stock on the grant date as defined in the 2019 Plan and a Monte Carlo simulation model. In March 2020, certain executives of the Company were granted 0.5 million PSUs (the “2020 PSUs”). The 2020 PSUs are eligible to vest and be settled into shares of common stock in an amount between 0% and 200% of a target award based on achievement of total shareholder return performance vesting criteria over a period of three years beginning March 1, 2020, with one-third of the units also eligible to vest based on performance through March 1, 2021.

Share-Based Award Activities
The following table summarizes the Company’s share-based awards:

	Successor
Share-based Awards	Shares (or Units) (in thousands)	Weighted-Average Grant Date Fair Value, per Share (or Unit)
Share-based awards outstanding as of December 31, 2019	5,235	$14.00
Granted	1,847	10.86
Vested	(1,312)	14.03
Forfeited	(941)	14.23
Share-based awards outstanding as of December 31, 2020	4,829	$12.74

The Company recorded $22 and $18 of expenses related to share-based awards during the years ended December 31, 2020 and 2019, respectively. During the five months ended December 31, 2018, the Company recorded $2 of expenses related to share-based awards. In addition, the Predecessor recorded $17 of expenses related to share-based awards during the seven months ended July 31, 2018. As of December 31, 2020, unrecognized compensation expense totaled $42 related to non-vested stock award payments that are expected to be recognized over a weighted average period of 1.24 years.

The Company is eligible to receive a tax benefit when the vesting date fair value of an award exceeds the value used to recognize compensation expense at the date of grant. The excess tax benefits recognized by the Company are not material.

As of December 31, 2020, approximately 72 thousand Xome stock appreciation rights (“SARs”) were outstanding and can be settled in cash or units of Xome Holdings LLC (at the election of Xome). The SARs generally vest over three years and have a ten-year term. The SARs become exercisable and are recognized to expense upon a liquidity event at Xome, which includes a change in control or an initial public offering of Xome. No expense was recorded for outstanding SARs in 2020, 2019 and 2018 as a liquidity event has not occurred.

Employee Benefit Plans
The Company sponsors a defined contribution plan (401(k) plan) that covers all full-time employees. The Company matches 100% of participant contributions up to 2% of their total eligible annual base compensation and matches 50% of contributions for the next 4% of each participant’s total eligible annual base compensation. Matching contributions by the Company totaled approximately $25 and $20 for the years ended December 31, 2020 and 2019, respectively.

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
Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 102

Index to Consolidated Financial Statements

On October 10, 2018, the Company completed its previously announced 1-for-12 reverse stock split. The Successor period presented has been retrospectively revised to reflect this change.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Successor			Predecessor
Computation of Earnings Per Share	Year Ended December 31, 2020	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Net income attributable to Successor/Predecessor	$305	$274	$884	$154
Less: Undistributed earnings attributable to participating stockholders	3	2	8	—
Net income attributable to Successor/Predecessor common stockholders	$302	$272	$876	$154

Net income per common share attributable to Successor/Predecessor common stockholders:
Basic	$3.31	$2.99	$9.65	$1.57
Diluted	$3.20	$2.95	$9.54	$1.55

Weighted average shares of common stock outstanding (in thousands):
Basic	91,312	91,035	90,813	98,046
Dilutive effect of stock awards	2,343	270	178	1,091
Dilutive effect of participating securities	839	839	839	—
Diluted	94,494	92,144	91,830	99,137

16. Income Taxes

The components of income tax expense (benefit) were as follows:

	Successor			Predecessor
Total Income Tax Expense (Benefit)	Year Ended December 31, 2020	Year Ended December 31, 2019	Five Months Ended December 31, 2018	Seven Months Ended July 31, 2018
Current Income Taxes
Federal	$(3)	$19	$—	$(14)
State	92	74	—	(1)
Total current income taxes	89	93	—	(15)

Deferred Income Taxes
Federal	86	(298)	(1,015)	54
State	(83)	(68)	(6)	9
Total deferred income taxes	3	(366)	(1,021)	63
Total income tax expense (benefit)	$92	$(273)	$(1,021)	$48

103 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following table presents a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Successor						Predecessor
Reconciliation of the Income Tax Provision	Year Ended December 31, 2020		Year Ended December 31, 2019		Five Months Ended December 31, 2018		Seven Months Ended July 31, 2018
Tax Expense (Benefit) at Federal Statutory Rate	$84	21.0%	$(1)	21.0%	$(29)	21.0%	$42	21.0%
Effect of:
State taxes, net of federal benefit	7	1.6%	5	(141.2)%	(6)	4.2%	8	3.8%
Non-controlling interests	—	—%	1	(21.1)%	—	—%	—	—%
Change in valuation allowance	—	—%	(285)	8066.4%	(990)	720.0%	—	—%
Deferred adjustments	(5)	(1.1)%	2	(64.1)%	3	(1.8)%	(1)	(0.5)%
Nondeductible items	7	1.7%	4	(136.5)%	1	(1.0)%	7	3.3%
Other, net	(1)	(0.2)%	1	(5.7)%	—	—%	(8)	(3.8)%
Total income tax expense (benefit)	$92	23.0%	$(273)	7718.8%	$(1,021)	742.4%	$48	23.8%

In 2020, the effective tax rate differed from the statutory tax rate primarily due to state tax adjustments and permanent differences such as nondeductible executive compensation and nondeductible penalties. In 2019, the effective tax rate differed from the statutory tax rate primarily due to the release of the valuation allowance associated with the net operating loss (“NOL”) carryforwards of WMIH and state tax adjustments. The effective tax rate for the five months ended December 31, 2018 differed from the statutory tax rate primarily due to the reversal of the valuation allowance associated with the NOL carryforwards of WMIH, permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m), penalties and nondeductible meals and entertainment expenses.

In the assessment of whether a valuation allowance was required as of December 31, 2020, the Company considered the four sources of taxable income, as follows, under ASC 740-10-30-18:

1.Taxable income in prior carryback year(s) if carryback is permitted under the tax law;
2.Future reversals of existing taxable temporary differences;
3.Tax-planning strategies; and
4.Future taxable income exclusive of reversing temporary differences and carryforwards.

As part of the CARES Act enacted on March 27, 2020, the Company noted provisions allowing certain NOLs to be carried back and determined it does not have NOLs available for carryback as a result of this change in law. In determining the appropriate deferred tax asset valuation allowance as of December 31, 2020, the Company considered and evaluated the remaining three sources of income. The Company considered the future reversals of existing taxable temporary differences and identified tax-planning strategies that were considered prudent and feasible. In addition, the Company considered:

1.Internal forecasts of future pre-tax income exclusive of reversing temporary differences and carryforwards;
2.The nature and timing of future reversals of existing temporary differences;
3.Future originating temporary and permanent differences; and
4.NOL carryforward expiration dates.

Consistent with the prior year analysis, the Company based its projection of future taxable income on historical pre-tax income and assumed a steady state of operations that would generate cash flows and liquidity sufficient to maintain current operations. The Company considered other factors in its determination of future taxable income that was demonstrated by historical performance.

As a result, the Company still believes it is more likely than not that its deferred tax assets will be realized prior to its expiration except for federal 382 limited NOLs and immaterial state NOL carryforwards that begin to expire with the 2020 tax year if unused. A federal and state valuation allowance of $7 and $2, respectively, was recorded as of December 31, 2020 and 2019 related to these NOL carryforwards. The Company does not expect any future tax loss limitations under Sections 382 and 384 that would impact its utilization of remaining federal NOL carryforwards. Accordingly, the Company has federal NOL carryforwards (pre-tax) of approximately $2.6 billion and $4.7 billion as of December 31, 2020 and 2019, respectively. It is expected that the federal NOL carryforwards will begin to expire beginning with the 2026 tax year, if unused. The Company also has immaterial state NOL carryforwards that begin to expire with the 2020 tax year, if unused.
Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 104

Index to Consolidated Financial Statements

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	Successor
Deferred Tax Assets and Liabilities	December 31, 2020	December 31, 2019
Deferred Tax Assets
Effect of:
Goodwill and intangible assets	$728	$364
Loss carryforwards (federal, state & capital)	558	998
Loss reserves	115	108
Reverse mortgage interests	38	44
Lease liability	26	32
Accruals	24	16
Other, net	15	16
Total deferred tax assets	1,504	1,578

Deferred Tax Liabilities
MSR amortization and mark-to-market, net	(117)	(181)
Right-of-use assets	(23)	(29)
Depreciation and amortization, net	(13)	(12)
Prepaid assets	(2)	(2)
Total deferred tax liabilities	(155)	(224)
Valuation allowance	(9)	(9)
Deferred tax assets, net	$1,340	$1,345

The Company elected to account for the Global Intangible Low-Taxed Income (“GILTI”) tax expense in the period in which it is incurred. As a result, no deferred tax impact of GILTI has been provided in the consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and numerous U.S. state jurisdictions. With few exceptions, as of December 31, 2020, the Company is no longer subject to U.S. federal and state income tax examinations for tax years prior to 2017.

As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits recorded related to uncertain tax positions.

The following is a tabular reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the Predecessor:

Predecessor
Unrecognized Tax Benefits	Seven Months Ended July 31, 2018
Balance - beginning of period	$17
Decreases in tax positions of prior years	(17)
Balance - end of period	$—

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

105 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
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

Mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Mortgage loans held for sale, except for those carried at lower cost or market as described below, are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures.

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

Mortgage Servicing Rights – Fair Value (Level 3) – The Company estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on a discounted cash flow model which incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues, float earnings and other assumptions (including costs to service and forbearance rates), with the key assumptions being mortgage prepayment speeds, discount rates, and cost to service. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities, for more information.

Advances and Other Receivables, Net (Level 3) - Advances and other receivables, net are valued at their net realizable value after taking into consideration the reserves. Advances have no stated maturity. Their net realizable value approximates fair value as the net present value based on discounted cash flow is not materially different from the net realizable value. See Note 4, Advances and Other Receivables, for more information.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 106

Index to Consolidated Financial Statements
Reverse Mortgage Interests, Net (Level 3) – The Company’s reverse mortgage interests are primarily comprised of HECM loans that are insured by FHA and guaranteed by Ginnie Mae upon securitization. Quarterly, the Company estimates fair value using discounted cash flows, obtained from a third-party and supplemented with historical loss experience on similar assets, with the discount rate approximating that of similar financial instruments, as observed from recent trades with the HMBS. Key assumptions within the model are based on market participant benchmarks and include discount rates, cost to service, weighted average life of the portfolio, and estimated participating income. Discounted cash flows are applied based on collateral stratifications and include loan rate type, loan status (active vs. inactive), and securitization. Prices are also influenced from both internal models and other observable inputs. The Company determined fair value for all loans based on the applicable tranches established during the Merger valuation. Tranches are segregated based on participation percentages, original loan status as of the Merger date, and interest rate types, and loan status (active vs inactive). Prices are also influenced from both internal models and other observable inputs, including applicable forward interest rate curves. Additionally, historical loss factors are considered within the overall valuation. Because of the unobservable nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 5, Reverse Mortgage Interests, for more information.

Derivative Financial Instruments (Level 2 and Level 3) – The Company enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. These derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into IRLCs and LPCs with prospective borrowers and other loan originators. During the three months ended June 30, 2020, the Company changed the fair value classification of its IRLCs and LPCs derivatives from Level 2 to Level 3. IRLCs and LPCs are carried at fair value primarily based on secondary market prices for underlying mortgage loans, which is observable data, with adjustments made to such observable data for the inherent value of servicing, which is an unobservable input. The fair value is also subject to adjustments for the estimated pull-through rate. The impact of the unobservable input to the overall valuation of IRLCs and LPCs was previously much less significant, resulting in a classification of Level 2 in the fair value hierarchy as of December 31, 2019. During the three months ended June 30,2020, market interest rates continued to decline and fell to record lows, which drove an increase in the volume of the Company’s IRLCs and LPCs and increased the impact of the unobservable input on the overall valuation of IRLCs and LPCs. Such increased impact of the unobservable input on the overall valuation resulted in a classification of Level 3 in the fair value hierarchy as of June 30, 2020. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised, and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. The Company has entered into Eurodollar futures contracts as part of its hedging strategy. The futures contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. Derivative financial instruments are recorded in other assets and payables and other liabilities within the consolidated balance sheets. See Note 11, Derivative Financial Instruments, for more information.

Loans Subject to Repurchase from Ginnie Mae (Level 2) – As the Company has the unilateral right to repurchase these loans at the unpaid principal balance, the carrying amount, which is based on the unpaid principal balance, approximates fair value. See Note 9, Loans Subject to Repurchase from Ginnie Mae, for more information.

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

Excess Spread Financing (Level 3) – The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, recapture rates and discount rate. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. Excess spread financing is recorded in MSR related liabilities within the consolidated balance sheets. See Note 2, Significant Accounting Policies, for more information.

107 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
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

Participating Interest Financing (Level 3) – The Company estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating that of similar financial instruments. As the prices are derived from both internal models and other observable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. Participating interest financing is recorded in other nonrecourse debt within the consolidated balance sheets. See Note 5, Reverse Mortgage Interests, and Note 12, Indebtedness, for more information.

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

The following table presents the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	Successor
	December 31, 2020
	Total Fair Value	Recurring Fair Value Measurements
Fair Value - Recurring Basis		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$5,720	$—	$5,720	$—
Forward mortgage servicing rights	2,703	—	—	2,703
Derivative financial instruments:
IRLCs	414	—	—	414
Forward MBS trades	37	—	37	—
LPCs	38	—	—	38

Liabilities
Derivative financial instruments:
Forward MBS trades	156	—	156	—
LPCs	1	—	—	1
Mortgage servicing rights financing	33	—	—	33
Excess spread financing	934	—	—	934

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 108

Index to Consolidated Financial Statements

	Successor
	December 31, 2019
	Total Fair Value	Recurring Fair Value Measurements
Fair Value - Recurring Basis		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$4,077	$—	$4,077	$—
Forward mortgage servicing rights	3,496	—	—	3,496
Derivative financial instruments:
IRLCs	135	—	135	—
Forward MBS trades	7	—	7	—
LPCs	12	—	12	—

Liabilities
Derivative financial instruments:
Forward MBS trades	12	—	12	—
LPCs	3	—	3	—
Mortgage servicing rights financing	37	—	—	37
Excess spread financing	1,311	—	—	1,311

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Successor
	Year Ended December 31, 2020
	Assets			Liabilities
Fair Value - Level 3 Assets and Liabilities	Forward Mortgage Servicing Rights	IRLCs	LPCs	Excess Spread Financing	Mortgage Servicing Rights Financing
Balance - beginning of year	$3,496	$135	$12	$1,311	$37
Total gains or losses included in earnings	(1,595)	279	26	(194)	(4)
Purchases, issuances, sales, repayments and settlements
Purchases	124	—	—	—	—
Issuances	687	—	—	24	—
Sales	(9)	—	—	—	—
Settlements and repayments	—	—	—	(207)	—
Balance - end of year	$2,703	$414	$38	$934	$33
109 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements

	Successor
	Year Ended December 31, 2019
	Assets		Liabilities
Fair Value - Level 3 Assets and Liabilities	Forward Mortgage Servicing Rights	Mortgage Loans Held for Investment	Excess Spread Financing	Mortgage Servicing Rights Financing
Balance - beginning of year	$3,665	$119	$1,184	$32
Total gains or losses included in earnings	(1,053)	3	(169)	5
Payments received from borrowers	—	(11)	—	—
Purchases, issuances, sales, repayments and settlements
Purchases	858	—	—	—
Issuances	434	—	542	—
Sales	(408)	(94)	—	—
Settlements and repayments	—	—	(246)	—
Transfers to mortgage loans held for sale	—	(12)	—	—
Transfers to real estate owned	—	(5)	—	—
Balance - end of year	$3,496	$—	$1,311	$37

No transfers were made in or out of Level 3 fair value assets and liabilities for the year ended December 31, 2020, with the exception of the change in classification for IRLCs and LPCs from Level 2 fair value assets to Level 3 fair value assets as discussed above. No transfers were made into Level 3 fair value assets and liabilities for the Company during the year ended December 31, 2019. During the year ended December 31, 2019, $12 was transferred from mortgage loans held for investment, a Level 3 fair value asset, to mortgage loans held for sale, a Level 2 fair value asset, in connection with the collapse of Trust 2009-A, the Company’s legacy portfolio, and sale of the loans held in the trust.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 110

Index to Consolidated Financial Statements
The tables below present the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	Successor
	December 31, 2020			December 31, 2019
	Range		Weighted Average	Weighted Average
Level 3 Inputs	Min	Max
Forward MSR
Discount rate	8.2%	12.0%	9.4%	9.7%
Prepayment speed	14.2%	21.3%	15.4%	13.1%
Cost to service per loan(1)	$66	$257	$98	N/A
Average life(2)			5.0 years	5.8 years

IRLCs
Value of servicing (basis points per loan)	(1.0)	2.2	1.2	N/A

Excess spread financing
Discount rate	9.9%	15.7%	12.2%	11.6%
Prepayment speed	13.9%	15.0%	14.4%	12.6%
Recapture rate	17.7%	24.2%	19.5%	20.1%
Average life(2)			5.1 years	5.8 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	4.6%	8.5%	7.5%	8.9%
Annual advance recovery rates	18.3%	22.0%	19.9%	18.8%

(1)Presented in whole dollar amounts.
(2)Average life is included for informational purposes.

111 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The tables below present a summary of the carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value:

	Successor
	December 31, 2020
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$695	$695	$—	$—
Restricted cash	218	218	—	—
Advances and other receivables, net	940	—	—	940
Reverse mortgage interests, net	5,253	—	—	5,383
Loans subject to repurchase from Ginnie Mae	6,159	—	6,159	—
Financial liabilities
Unsecured senior notes, net	2,074	2,208	—	—
Advance and warehouse facilities, net	6,763	—	6,774	—
Liability for loans subject to repurchase from Ginnie Mae	6,159	—	6,159	—
Participating interest financing, net	3,485	—	—	3,496
HECM Securitization (HMBS), net
Trust 2020-1	488			490
Trust 2019-2	240	—	—	241
Trust 2019-1	211	—	—	212

	Successor
	December 31, 2019
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$329	$329	$—	$—
Restricted cash	283	283	—	—
Advances and other receivables, net	988	—	—	988
Reverse mortgage interests, net	6,279	—	—	6,318
Loans subject to repurchase from Ginnie Mae	560	—	560	—
Financial liabilities
Unsecured senior notes, net	2,366	2,505	—	—
Advance and warehouse facilities, net	4,997	—	4,997	—
Liability for loans subject to repurchase from Ginnie Mae	560	—	560	—
Participating interest financing, net	4,299	—	—	4,299
HECM Securitization (HMBS), net
Trust 2019-2	331	—	—	331
Trust 2019-1	300	—	—	300
Trust 2018-3	208	—	—	208
Trust 2018-2	148	—	—	148

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 112

Index to Consolidated Financial Statements
18. Capital Requirements

Fannie Mae, Freddie Mac, Ginnie Mae and certain private label mortgage investors require the Company to maintain minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of December 31, 2020, the Company was in compliance with its selling and servicing capital requirements.

19. Commitments and Contingencies

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

In addition, along with others in its industry, the Company is subject to repurchase and indemnification claims and may continue to receive claims in the future, regarding alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts or the servicing of mortgage loans securitizations. The Company is also subject to legal actions or proceedings related to loss sharing and indemnification provisions of its various acquisitions. Certain of the pending or threatened legal proceedings include claims for substantial compensatory, punitive and/ or statutory damages or claims for an indeterminate amount of damages.

The Company operates within highly regulated industries on a federal, state and local level. In the normal and ordinary course of its business, the Company is routinely subject to extensive examinations, investigations, subpoenas, inquiries and reviews by various federal, state and local governmental, regulatory and enforcement agencies, including the Consumer Financial Protection Bureau, the Securities and Exchange Commission, the Department of Justice, the Office of the Special Inspector General for the Troubled Asset Relief Program, the U.S. Department of Housing and Urban Development, various State mortgage banking regulators and various State Attorneys General, related to the Company’s residential loan servicing and origination practices, its financial reporting and other aspects of its businesses. Any pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements, and possibly result in remedies including fines, penalties, restitution, or alterations in the Company’s business practices, and additional expenses and collateral costs. The Company is cooperating fully in these matters. Responding to these matters requires the Company to devote substantial resources, resulting in higher costs and lower net cash flows. Adverse results in any of these matters could further increase the Company’s operating expenses and reduce its revenues, require it to change business practices and limit its ability to grow and otherwise materially and adversely affect its business, reputation, financial condition and results of operation.

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
113 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company, which includes legal settlements and the fees paid to external legal service providers, of $51 and $64 for the years ended December 31, 2020 and the December 31, 2019, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. Management currently believes the aggregate range of reasonably possible loss is $3 to $16 in excess of the accrued liability (if any) related to those matters as of December 31, 2020. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables and reverse mortgage interests represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of December 31, 2020, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 114

Index to Consolidated Financial Statements
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

The Company had certain reverse MSRs, reverse MSLs and reverse mortgage loans related to approximately $18,091 and $22,725 of UPB in reverse mortgage loans as of December 31, 2020 and 2019, respectively. As a servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers’ draws to the loan customers as required in accordance with the loan agreement. As of December 31, 2020 and 2019, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $2,202 and $2,617, respectively. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

20. Segment Information

The Company’s segments are based upon the Company’s organizational structure, which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on the actual cost of services performed, direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions. Facility costs are allocated to individual segments based on cost per headcount for specific facilities utilized. Group insurance costs are allocated to individual segments based on global cost per headcount. Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to Company’s operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.

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

115 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following tables present financial information by segment:

	Successor
	Year Ended December 31, 2020
Financial Information by Segment	Servicing	Originations	Xome	Corporate/ Other	Consolidated
Revenues
Service related, net	$(115)	$105	$433	$—	$423
Net gain on mortgage loans held for sale	222	2,088	—	—	2,310
Total revenues	107	2,193	433	—	2,733
Total expenses	539	746	389	157	1,831
Other income (expenses), net:
Interest income	237	95	—	2	334
Interest expense	(442)	(78)	—	(182)	(702)
Other income (expenses), net	—	—	4	(139)	(135)
Total other income (expenses), net	(205)	17	4	(319)	(503)
(Loss) income before income tax (benefit) expense	$(637)	$1,464	$48	$(476)	$399
Depreciation and amortization for property and equipment and intangible assets	$20	$18	$15	$21	$74
Total assets	$16,173	$5,447	$128	$2,417	$24,165

	Successor
	Year Ended December 31, 2019
Financial Information by Segment	Servicing	Originations	Xome	Corporate/ Other	Consolidated
Revenues
Service related, net	$408	$80	$422	$(1)	$909
Net gain on mortgage loans held for sale	124	963	—	11	1,098
Total revenues	532	1,043	422	10	2,007
Total expenses	690	568	398	195	1,851
Other income (expenses), net:
Interest income	500	98	—	7	605
Interest expense	(469)	(98)	—	(212)	(779)
Other income (expenses), net	4	4	14	(7)	15
Total other income (expenses), net	35	4	14	(212)	(159)
(Loss) income before income tax (benefit) expense	$(123)	$479	$38	$(397)	$(3)
Depreciation and amortization for property and equipment and intangible assets	$19	$18	$14	$40	$91
Total assets	$11,743	$4,313	$139	$2,110	$18,305
Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 116

Index to Consolidated Financial Statements

	Successor
	Five Months Ended December 31, 2018
Financial Information by Segment	Servicing	Originations	Xome	Corporate/ Other	Consolidated
Revenues
Service related, net	$217	$24	$177	$—	$418
Net gain on mortgage loans held for sale	19	157	—	—	176
Total revenues	236	181	177	—	594
Total expenses	303	155	178	71	707
Other income (expenses), net:
Interest income	222	27	—	7	256
Interest expense	(173)	(26)	(1)	(93)	(293)
Other income, net	6	5	1	1	13
Total other income (expenses), net	55	6	—	(85)	(24)
(Loss) income before income tax (benefit) expense	$(12)	$32	$(1)	$(156)	$(137)
Depreciation and amortization for property and equipment and intangible assets	$9	$5	$5	$20	$39
Total assets	$13,460	$1,498	$167	$1,848	$16,973

	Predecessor
	Seven Months Ended July 31, 2018
Financial Information by Segment	Servicing	Originations	Xome	Elimination/ Reclassification(1)	Total Operating Segments	Corporate/ Other	Consolidated
Revenues
Service related, net	$740	$36	$149	$(25)	$900	$1	$901
Net gain on mortgage loans held for sale	—	270	—	25	295	—	295
Total revenues	740	306	149	—	1,195	1	1,196
Total expenses	474	245	123	—	842	103	945
Other income (expenses), net:
Interest income	288	38	—	—	326	7	333
Interest expense	(268)	(37)	—	—	(305)	(83)	(388)
Other (expenses) income, net	(1)	—	9	—	8	(2)	6
Total other income (expenses), net	19	1	9	—	29	(78)	(49)
Income (loss) before income tax expense (benefit)	$285	$62	$35	$—	$382	$(180)	$202
Depreciation and amortization for property and equipment and intangible assets	$15	$7	$7	$—	$29	$4	$33
Total assets	$14,578	$4,701	$425	$(3,591)	$16,113	$913	$17,026

(1)For the Predecessor’s Servicing segment results purposes, all revenue is attributable to servicing the portfolio. Therefore, $25 of net gain on mortgage loans was moved to revenues - service related, net during the seven months ended July 31, 2018. For consolidated results purposes, these amounts were reclassed to net gain on mortgage loans held for sale.
117 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2020.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2020 as stated in their report, dated February 23, 2021, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 118

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mr. Cooper Group Inc.

Opinion on Internal Control over Financial Reporting
We have audited Mr. Cooper Group Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mr. Cooper Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2020 and 2019 (Successor), the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2020 and 2019 (Successor) and for the five months ended December 31, 2018 (Successor), and the related notes, and the related consolidated statements of operations, stockholders’ equity and cash flows of Nationstar Mortgage Holdings Inc. (Nationstar) for the seven months ended July 31, 2018 (Predecessor), and the related notes, and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 23, 2021
119 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the Company’s fiscal year-end (the “2021 Proxy Statement”).

Item 11. Executive Compensation

Information required by this item will be incorporated by reference from the 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be incorporated by reference from the 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be incorporated by reference from the 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be incorporated by reference from the 2021 Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K:

1.Financial Statements:
Our consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019, and five months ended December 31, 2018 (Successor) and for the seven months ended July 31, 2018 (Predecessor), and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are filed within Item 8 in Part II as part of this Annual Report on Form 10-K.
2.Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
3.Exhibits:
The exhibits to this report are listed in the index to exhibits below.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 120

INDEX TO EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of February 12, 2018, among Nationstar Mortgage Holdings Inc., WMIH Corp. and Wand Merger Corporation	8-K	001-14667	2.1	02/14/2018

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	8-K	001-14667	3.1	10/10/2018

3.2	Amended and Restated Bylaws of the Company	10-Q	001-14667	3.2	11/09/2018

4.1	Form of Stock Certificate	10-Q	001-14667	4.1	11/01/2019

4.2	Form of Series A Convertible Preferred Stock Certificate	8-K	001-14667	4.6	01/31/2014

4.3	Description of Common Stock					X

4.4	Investor Rights Agreement, dated January 30, 2014, between WMIH Corp., KKR Fund Holdings L.P. and any subsequent stockholder party	8-K	001-4667	4.2	01/31/2014

4.5	Indenture, dated as of January 16, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	10-K	001-14667	4.14	02/28/2020

4.6	Indenture, dated as of August 6, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.1	08/06/2020

4.7	Indenture, dated as of December 4, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.1	12/04/2020

4.8	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	02/06/2013

4.9	Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent	10-Q	001-35449	4.4	05/09/2014

121 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.10	Amendment No. 2 to the Fourth Amended and Restated Indenture, dated May 5, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.1	08/03/2015

4.11	Amendment No. 3 to the Fourth Amended and Restated Indenture, dated June 26, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.2	08/03/2015

4.12	Amended and Restated Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	10-K	001-35449	4.17	03/01/2016

10.1	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	02/06/2013

10.2	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	02/06/2013

10.3	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/15/2013

10.4	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	03/15/2013

10.5	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	03/15/2013

10.6	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	03/15/2013

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 122

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.7	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013

10.8	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013

10.9	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013

10.10	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	11/07/2014

10.11	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.4	11/07/2014

10.12	Amendment Number Nine, dated October 19, 2015, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.28	03/01/2016

10.13	Amendment Number Ten, dated October 17, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.17	03/09/2017

10.14	Amendment Number Eleven, dated October 31, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/09/2017

10.15	Amendment Number Twelve, dated October 30, 2017, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/02/2018

10.16	Amendment Number Thirteen, dated March 22, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	05/10/2018

10.17	Amendment Number Fourteen, dated October 24, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-14667	10.17	03/11/2019

123 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.18	Amendment Number Fifteen, dated November 20, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-14667	10.18	03/11/2019

10.19	Amendment Number Sixteen, dated January 28, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.1	05/08/2019

10.20	Amendment Number Seventeen, dated March 29, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.2	05/08/2019

10.21	Amendment Number Eighteen, dated April 3, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.1	08/02/2019

10.22
Amendment Number Nineteen, dated March 30, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller
						X

10.23	Amendment Number Twenty, dated September 11, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-Q	001-14667	10.2	10/29/2020

10.24
Amendment Number Twenty-One, dated December 18, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller
						X

10.25	Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	05/05/2016

10.26	Amendment Number One, dated as of June 24, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	08/09/2016

10.27	Amendment Number Two, dated as of October 17, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.21	03/09/2017
Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 124

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.28	Amendment Number Three, dated as of October 31, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.22	03/09/2017

10.29	Amendment Number Four, dated as of October 30, 2017 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.23	03/02/2018

10.30	Amendment Number Five, dated as of March 22, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	05/10/2018

10.31	Amendment Number Six, dated as of May 29, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	08/03/2018

10.32	Amendment Number Seven, dated as of October 24, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.26	03/11/2019

10.33	Amendment Number Eight, dated as of November 20, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.27	03/11/2019

10.34	Amendment Number Nine, dated as of January 28, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.3	05/08/2019

10.35	Amendment Number Ten, dated as of March 29, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.4	05/08/2019

10.36	Amendment Number Eleven, dated as of April 3, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.2	08/02/2019

125 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.37	Amendment Number Twelve, dated as of October 25, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.34	02/28/2020

10.38	Amendment Number Thirteen, dated March 30, 2020 to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-Q	001-14667	10.3	04/30/2020

10.39	Amendment Number Fourteen to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller, dated September 11, 2020	10-Q	001-14667	10.1	10/29/2020

10.40
Amendment Number Fifteen to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller, dated October 26, 2020
						X

10.41
Amendment Number Sixteen to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller, dated December 18, 2020
						X

10.42**	Offer Letter, dated as of June 24, 2015, by and between Nationstar Mortgage LLC and Anthony L. Ebers	10-K	001-35449	10.45	03/01/2016

10.43**	Offer Letter, dated as of December 11, 2018 by and between the Company and Christopher Marshall	8-K	001-14667	10.1	12/12/2018

10.44**	Offer Letter and Acceptance, dated January 15, 2020, between the Company and Mike Rawls	10-Q	001-14667	10.3	10/29/2020

10.45**	Offer Letter and Acceptance, dated July 16, 2020, between the Company and Eldridge Burns	10-Q	001-14667	10.4	10/29/2020

10.46**	2012 Long-Term Incentive Plan	10-K	001-14667	10.17	03/15/2013

10.47**	First Amendment to 2012 Long-Term Incentive Plan	8-K	001-14667	99.1	02/03/2014

10.48**	Second Amendment to 2012 Long-Term Incentive Plan	10-K	001-14667	10.15	02/27/2015

10.49**	Form of Participant Restricted Stock Agreement	10-K	001-14667	10.33	03/02/2018

10.50**	Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-35449	10.1	05/12/2016

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 126

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.51**	Amendment to the Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-14667	10.2	08/01/2018

10.52**	Form of Amended and Restated Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2012 Incentive Compensation Plan	10-K	001-35449	10.54	03/01/2016

10.53**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.5	05/07/2015

10.54**	Mr. Cooper Group Inc. 2019 Omnibus Incentive Plan	S-8	333-231552	99.1	05/16/2019

10.55**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Employees	8-K	001-14667	10.2	05/17/2019

10.56**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Non-Employee Directors	8-K	001-14667	10.3	05/17/2019

10.57**	Form of Performance Stock Unit Agreement – Employee	10-Q	001-14667	10.1	04/30/2020

10.58**	Form of Performance Stock Unit Agreement - Special Retirement Provisions	10-Q	001-14667	10.2	04/30/2020

10.59**	Nationstar Mortgage LLC Executive Management Incentive Plan, dated as of March 31, 2015	8-K	001-35449	10.1	04/02/2015

10.60**	Form of Indemnification Agreement with directors and officers	8-K	001-14667	10.1	05/13/2015

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

127 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101.)					X
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

Item 16. Form 10-K Summary

None.

Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K 128

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mr. Cooper Group Inc.

By: /s/ Jay Bray
Jay Bray
President and Chief Executive Officer
February 23, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bray	February 23, 2021
Jay Bray, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Christopher G. Marshall	February 23, 2021
Christopher G. Marshall, Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Elizabeth Burr	February 23, 2021
Elizabeth Burr, Director

/s/ Robert H. Gidel	February 23, 2021
Robert H. Gidel, Director

/s/ Roy A. Guthrie	February 23, 2021
Roy A. Guthrie, Director

/s/ Christopher J. Harrington	February 23, 2021
Christopher J. Harrington, Director

/s/ Michael D. Malone	February 23, 2021
Michael D. Malone, Director

/s/ Shveta Mujumdar	February 23, 2021
Shveta Mujumdar, Director

/s/ Tagar C. Olson	February 23, 2021
Tagar C. Olson, Director

/s/ Steven D. Scheiwe	February 23, 2021
Steven D. Scheiwe, Director

129 Mr. Cooper Group Inc. - 2020 Annual Report on Form 10-K