Form 10-Q
period 2021-03-31
Mr. Cooper Group Inc.
filed 2021-04-29
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of April 22, 2021 was 86,135,281.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$674	$695
Restricted cash	261	218
Mortgage servicing rights, $3,354 and $2,703 at fair value, respectively	3,359	2,708
Advances and other receivables, net of reserves of $206 and $208, respectively	838	940
Reverse mortgage interests, net of purchase discount of $93 and $127, respectively	5,091	5,253
Mortgage loans held for sale at fair value	6,351	5,720
Property and equipment, net of accumulated depreciation of $107 and $96, respectively	118	116
Deferred tax assets, net	1,228	1,340
Other assets	6,793	7,175
Total assets	$24,713	$24,165

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,074	$2,074
Advance and warehouse facilities, net	7,379	6,763
Payables and other liabilities	7,140	7,392
MSR related liabilities - nonrecourse at fair value	957	967
Mortgage servicing liabilities	38	41
Other nonrecourse debt, net	4,221	4,424
Total liabilities	21,809	21,661
Commitments and contingencies (Note 15)
Preferred stock at $0.00001 - 10 million shares authorized, 1.0 million shares issued and outstanding, respectively; aggregate liquidation preference of ten dollars, respectively	—	—
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million and 92.0 million shares issued, respectively	1	1
Additional paid-in-capital	1,113	1,126
Retained earnings	1,995	1,434
Treasury shares at cost - 7.1 million and 2.6 million shares, respectively	(206)	(58)
Total Mr. Cooper stockholders’ equity	2,903	2,503
Non-controlling interests	1	1
Total stockholders’ equity	2,904	2,504
Total liabilities and stockholders’ equity	$24,713	$24,165

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Service related, net	$588	$(53)
Net gain on mortgage loans held for sale	679	331
Total revenues	1,267	278
Expenses:
Salaries, wages and benefits	285	246
General and administrative	184	198
Total expenses	469	444
Interest income	89	118
Interest expense	(159)	(192)
Other income, net	—	1
Total other expenses, net	(70)	(73)
Income (loss) before income tax expense (benefit)	728	(239)
Less: Income tax expense (benefit)	167	(68)
Net income (loss)	561	(171)
Less: Net loss attributable to non-controlling interests	—	(3)
Net income (loss) attributable to Mr. Cooper	561	(168)
Less: Undistributed earnings attributable to participating stockholders	5	—
Net income (loss) attributable to common stockholders	$556	$(168)

Net income (loss) per common share attributable to Mr. Cooper:
Basic	$6.22	$(1.84)
Diluted	$5.92	$(1.84)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2020	1,000	$—	91,118	$1	$1,109	$1,122	$—	$2,232	$(1)	$2,231
Shares issued / (surrendered) under incentive compensation plan	—	—	852	—	(5)	—	—	(5)	—	(5)
Share-based compensation	—	—	—	—	4	—	—	4	—	4
Cumulative effect adjustments pursuant to the adoption of CECL-related accounting guidance	—	—	—	—	—	7	—	7	—	7
Net loss	—	—	—	—	—	(168)	—	(168)	(3)	(171)
Balance at March 31, 2020	1,000	$—	91,970	$1	$1,108	$961	$—	$2,070	$(4)	$2,066

Balance at January 1, 2021	1,000	$—	89,457	$1	$1,126	$1,434	$(58)	$2,503	$1	$2,504
Shares issued / (surrendered) under incentive compensation plan	—	—	1,183	—	(19)	—	—	(19)	—	(19)
Share-based compensation	—	—	—	—	6	—	—	6	—	6
Repurchase of common stock	—	—	(4,505)	—	—	—	(148)	(148)	—	(148)
Net income	—	—	—	—	—	561	—	561	—	561
Balance at March 31, 2021	1,000	$—	86,135	$1	$1,113	$1,995	$(206)	$2,903	$1	$2,904

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income (loss)	$561	$(171)
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Deferred tax expense (benefit)	112	(68)
Net gain on mortgage loans held for sale	(679)	(331)
Interest income on participating interests in reverse mortgages	(40)	(62)
Provision for servicing and non-servicing reserves	13	8
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	(301)	526
Fair value changes in MSR related liabilities	31	(29)
Depreciation and amortization for property and equipment and intangible assets	16	19
Other operating activities	13	34
Repurchases of forward loan assets out of Ginnie Mae securitizations	(2,255)	(919)
Mortgage loans originated and purchased for sale, net of fees	(25,214)	(12,375)
Sales proceeds and loan payment proceeds for mortgage loans held for sale	27,152	13,724
Changes in assets and liabilities:
Advances and other receivables	91	300
Reverse mortgage interests	220	400
Other assets	70	111
Payables and other liabilities	134	(457)
Net cash attributable to operating activities	(76)	710

Investing Activities
Property and equipment additions, net of disposals	(14)	(12)
Purchase of forward mortgage servicing rights	(69)	(27)
Proceeds on sale of forward mortgage servicing rights	1	43
Net cash attributable to investing activities	(82)	4

Financing Activities
Increase in advance and warehouse facilities	613	43
Repayment of HECM securitizations	(37)	(99)
Proceeds from issuance of participating interest financing in reverse mortgage interests	34	55
Repayment of participating interest financing in reverse mortgage interests	(219)	(330)
Proceeds from the issuance of excess spread financing	—	24
Settlements and repayments of excess spread financing	(41)	(58)
Issuance of unsecured senior notes	—	600
Redemption and repayment of unsecured senior notes	—	(698)
Repurchase of common stock	(148)	—
Other financing activities	(22)	(18)
Net cash attributable to financing activities	180	(481)
Net increase in cash, cash equivalents, and restricted cash	22	233
Cash, cash equivalents, and restricted cash - beginning of period	913	612
Cash, cash equivalents, and restricted cash - end of period(1)	$935	$845

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$674	$579
Restricted cash	261	266
Total cash, cash equivalents, and restricted cash	$935	$845
See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR COOPER GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc., collectively with its consolidated subsidiaries, (“Mr. Cooper,” the “Company,” “we,” “us” or “our”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper® and Xome®. Mr. Cooper is one of the largest home loan originators and servicers in the country focused on delivering a variety of servicing and lending products, services and technologies. Xome provides technology and data enhanced solutions to homebuyers, home sellers, real estate agents and mortgage companies. The Company’s corporate website is located at www.mrcoopergroup.com. The Company has provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q.

On March 12, 2021, the Company entered into a Stock Purchase Agreement with Blend Labs, Inc. (“Blend Labs”), a Delaware corporation, pursuant to which Blend Labs will acquire the title business of the Company for a purchase price of $500, consisting of $450 in cash, subject to certain adjustments specified therein, and a retained interest of 9.9% for the Company (the “Title Transaction”). Pursuant the Stock Purchase Agreement, all cash generated, subject to certain adjustments, between March 13, 2021 and the closing date of the Title Transaction will be held for the benefit of Blend Labs. No gain or loss on the Title Transaction has been or will be recorded until the closing date, which is anticipated to be in the second quarter of 2021. The carrying amounts of assets and liabilities associated with the title business are not material to the condensed consolidated balance sheets and are reported under the Xome segment.

Basis of Presentation
The consolidated interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2020.

The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of the interim periods have been included. Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

Basis of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, other entities in which the Company has a controlling financial interest and those variable interest entities (“VIE”) where the Company’s wholly-owned subsidiaries are the primary beneficiaries. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date the Company ceases to be the primary beneficiary. The Company applies the equity method of accounting to investments where it is able to exercise significant influence, but not control, over the policies and procedures of the entity and owns less than 50% of the voting interests. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. Intercompany balances and transactions on consolidated entities have been eliminated.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates due to factors such as adverse changes in the economy, changes in interest rates, secondary market pricing for loans held for sale and derivatives, strength of underwriting and servicing practices, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific borrowers, uncertainties in the economy from the COVID-19 pandemic, and such differences could be material.

Recent Accounting Guidance Adopted
Accounting Standards Update 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU 2019-12”) simplifies accounting for income taxes by removing certain exceptions from the general principles in Topic 740 including elimination of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income. ASU 2019-12 also clarifies and amends certain guidance in Topic 740. ASU 2019-12 is effective for the Company on January 1, 2021. The adoption of the standard did not have a material impact to the Company’s condensed consolidated financial statements.

2. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities. In estimating the fair value of all mortgage servicing rights and related liabilities, the impact of the COVID-19 pandemic was considered in the determination of key assumptions.

MSRs and Related Liabilities	March 31, 2021	December 31, 2020
Forward MSRs - fair value	$3,354	$2,703
Reverse MSRs - amortized cost	5	5
Mortgage servicing rights	$3,359	$2,708

Mortgage servicing liabilities - amortized cost	$38	$41

Excess spread financing - fair value	$934	$934
Mortgage servicing rights financing - fair value	23	33
MSR related liabilities - nonrecourse at fair value	$957	$967

Forward Mortgage Servicing Rights
The following table sets forth the activities of forward MSRs:

	Three Months Ended March 31,
Forward MSRs - Fair Value	2021	2020
Fair value - beginning of period	$2,703	$3,496
Additions:
Servicing retained from mortgage loans sold	288	123
Purchases of servicing rights	67	24
Dispositions:
Sales of servicing assets	(2)	—
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	510	(401)
Other changes in fair value	(212)	(133)
Fair value - end of period	$3,354	$3,109

During the three months ended March 31, 2021 and 2020, the Company sold $50 and $40 in unpaid principal balance (“UPB”) of forward MSRs, of which none were retained by the Company as subservicer, respectively.

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

The following table provides a breakdown of UPB and fair value for the Company’s forward MSRs:

	March 31, 2021		December 31, 2020
Forward MSRs - UPB and Fair Value Breakdown	UPB	Fair Value	UPB	Fair Value
Investor Pools
Agency	$234,589	$2,965	$227,136	$2,305
Non-agency	41,439	389	44,053	398
Total	$276,028	$3,354	$271,189	$2,703

Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of forward MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s forward MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Discount Rate		Total Prepayment Speeds		Cost to Service per Loan
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2021
Mortgage servicing rights	$(142)	$(273)	$(187)	$(360)	$(49)	$(99)

December 31, 2020
Mortgage servicing rights	$(100)	$(192)	$(181)	$(347)	$(45)	$(89)

These hypothetical sensitivities should be evaluated with care. The effect on fair value of an adverse change in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
The Company services certain Home Equity Conversion Mortgage (“HECM”) reverse mortgage loans with an unpaid principal balance of $17,269 and $18,091 as of March 31, 2021 and December 31, 2020, respectively. The following table sets forth the activities of reverse MSRs and mortgage servicing liabilities (“MSL”):

	Three Months Ended March 31,
	2021		2020
Reverse MSRs and MSLs - Amortized Cost	Reverse MSRs	Reverse MSLs	Reverse MSRs	Reverse MSLs
Balance - beginning of period	$5	$41	$6	$61
Amortization/accretion	—	(3)	—	(8)
Balance - end of the period	$5	$38	$6	$53
Fair value - end of period	$5	$38	$6	$27

Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management’s assessment at March 31, 2021, no impairment or increased obligation was recorded.

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $934 as of March 31, 2021 and December 31, 2020. Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in the valuation of excess spread financing.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2021
Excess spread financing	$33	$68	$36	$75

December 31, 2020
Excess spread financing	$30	$62	$41	$84

These hypothetical sensitivities should be evaluated with care. The effect on fair value of an adverse change in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects. Also, a positive change in the above assumptions would not necessarily correlate with the corresponding decrease in the net carrying amount of the excess spread financing. Excess spread financing’s cash flow assumptions that are utilized in determining fair value are based on the related cash flow assumptions used in the financed MSRs. Any fair value change recognized in the financed MSRs attributable to related cash flows assumptions would inherently have an inverse impact on the carrying amount of the related excess spread financing.

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $23 and $33 as of March 31, 2021 and December 31, 2020, respectively. Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Servicing Segment Revenues
The following table sets forth the items comprising total revenues for the Servicing segment:

	Three Months Ended March 31,
Total Revenues - Servicing	2021	2020
Contractually specified servicing fees(1)	$276	$297
Other service-related income(1)	145	49
Incentive and modification income(1)	14	10
Late fees(1)	18	27
Reverse servicing fees	5	6
Mark-to-market adjustments(2)	354	(383)
Counterparty revenue share(3)	(83)	(76)
Amortization, net of accretion(4)	(153)	(76)
Total revenues - Servicing	$576	$(146)

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues.
(2)Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $12 and $10 during the three months ended March 31, 2021 and 2020, respectively.
(3)Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSR financing arrangements.
(4)Amortization is net of excess spread accretion of $76 and $68 and MSL accretion of $3 and $8 during the three months ended March 31, 2021 and 2020, respectively.

3. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	March 31, 2021	December 31, 2020
Servicing advances, net of $63 and $72 purchase discount, respectively	$882	$975
Receivables from agencies, investors and prior servicers, net of $20 and $21 purchase discount, respectively	162	173
Reserves	(206)	(208)
Total advances and other receivables, net	$838	$940

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended March 31,
Reserves for Advances and Other Receivables	2021	2020
Balance - beginning of period	$208	$168
Provision and other additions(1)	15	30
Write-offs	(17)	(5)
Balance - end of period	$206	$193

(1)The Company recorded a provision of $12 and $10 through the MTM adjustments in revenues - service related, net, in the unaudited condensed consolidated statements of operations during the three months ended March 31, 2021 and 2020, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended March 31,
	2021		2020
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$72	$21	$131	$21
Utilization of purchase discounts	(9)	(1)	(6)	—
Balance - end of period	$63	$20	$125	$21

Credit Loss for Advances and Other Receivables
During the three months ended March 31, 2021 and 2020, the Company increased the current expected credit loss (“CECL”) reserve by $1 and $6, respectively. As of March 31, 2021, the total CECL reserve was $39, of which $22 and $17 were recorded in reserves and purchase discount for advances and other receivables, respectively. As of March 31, 2020, the total CECL reserve was $23, of which $6 and $17 were recorded in reserves and purchase discount for advances and other receivables, respectively.

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

4. Reverse Mortgage Interests

Reverse mortgage interests, net, consists of the following:

Reverse Mortgage Interests, Net	March 31, 2021	December 31, 2020
Participating interests in HECM mortgage-backed securities (“HMBS”)	$3,304	$3,471
Unsecuritized interests	972	964
Other interests securitized	908	945
Purchase discount, net	(93)	(127)
Total reverse mortgage interests, net	$5,091	$5,253

Participating Interests in HMBS
The Company does not originate reverse mortgages, but during the three months ended March 31, 2021 and 2020, a total of $33 and $52 in UPB associated with new draws on existing loans was transferred to GNMA and securitized by the Company, respectively.

Other Interests Securitized
The reverse mortgage interests under other interest securitized have been transferred to private securitization trusts and are accounted for as a secured borrowing. No such securitization occurred during the three months ended March 31, 2021 and 2020.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consist of the following:

Unsecuritized Interests	March 31, 2021	December 31, 2020
Repurchased HECM loans (exceeds 98% of their Max Claim Amount (“MCA”))	$699	$665
HECM related receivables(1)	180	208
Funded borrower draws not yet securitized	77	72
Real estate owned (“REO”) related receivables	16	19
Total unsecuritized interests	$972	$964

(1)HECM related receivables consist primarily of receivables from FNMA for corporate advances and service fees and claims receivables from the U.S. Department of Housing and Urban Development (“HUD”) on reverse mortgage interests.

The Company repurchased a total of $216 and $383 of HECM loans out of GNMA HMBS securitizations during the three months ended March 31, 2021 and 2020, respectively, of which $66 and $103 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively. To the extent a loan is not subject to applicable servicing agreements and assigned to a third party, the loan is either subject to assignment to HUD, per contractual obligations with GNMA, liquidated via a payoff from the borrower or liquidated via a foreclosure according to the terms of the underlying mortgage. The Company assigned a total of $137 and $266 of HECM loans to HUD during the three months ended March 31, 2021 and 2020, respectively.

Purchase Discount, net, for Reverse Mortgage Interests
The following table sets forth the activities of the purchase discounts, net, for reverse mortgage interests:

	Three Months Ended March 31,
Purchase Discount, Net, for Reverse Mortgage Interests(1)	2021	2020
Balance - beginning of period	$(127)	$(114)
Utilization of purchase discounts(2)	35	10
Amortization, net of accretion	(1)	(25)
Balance - end of period	$(93)	$(129)

(1)Net position as certain items are in a premium/(discount) position, based on the characteristics of underlying tranches of loans.
(2)Utilization of purchase discounts on liquidated loans, for which the remaining receivable was written off.

Credit Loss for Reverse Mortgage Interests
The Company determined that credit-related losses are immaterial given the government insured nature of the HECM loan product. Any expected credit-related losses are contemplated in the Company’s existing reserve methodology due to the nature of this financial instrument. Accordingly, no cumulative effect adjustment was required upon adoption of CECL related accounting guidance on January 1, 2020 and no additional CECL reserve was recorded as of March 31, 2021 and 2020.

The credit-risk characteristics of reverse mortgage interests do not vary with time as the financial instruments have no contractual life or financial profile as the primary counterparty is the government agency insuring the loans.

Reverse Mortgage Interest Income
Total interest earned on the Company’s participating interest in reverse mortgages was $40 and $62 during the three months ended March 31, 2021 and 2020, respectively.

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	March 31, 2021	December 31, 2020
Mortgage loans held for sale – UPB	$6,204	$5,438
Mark-to-market adjustment(1)	147	282
Total mortgage loans held for sale	$6,351	$5,720

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the unaudited condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Three Months Ended March 31,
Mortgage Loans Held for Sale	2021	2020
Balance - beginning of period	$5,720	$4,077
Loans sold	(26,734)	(13,510)
Mortgage loans originated and purchased, net of fees	25,214	12,375
Repurchase of loans out of Ginnie Mae securitizations	2,255	919
Net change in unrealized (loss) gain on loans held for sale	(105)	61
Net transfers of mortgage loans held for sale(1)	1	—
Balance - end of period	$6,351	$3,922

(1)Amount reflects transfers to other assets for loans transitioning into REO status and transfers to advances and other receivables, net, for claims made on certain government insurance mortgage loans. Transfers out are net of transfers in upon receipt of proceeds from an REO sale or claim filing.

During the three months ended March 31, 2021 and 2020, the Company received proceeds of $27,152 and $13,724, respectively, on the sale of mortgage loans held for sale, resulting in gains of $418 and $214, respectively.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	March 31, 2021		December 31, 2020
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$67	$54	$64	$54

(1)Non-accrual UPB includes $48 of UPB related to Ginnie Mae repurchased loans as of March 31, 2021 and December 31, 2020.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $18 and $20 as of March 31, 2021 and December 31, 2020, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $5,816 and $6,159 as of March 31, 2021 and December 31, 2020, respectively, which are included in both other assets and payables and other liabilities in the condensed consolidated balance sheets. Loans subject to repurchase from Ginnie Mae as of March 31, 2021 and December 31, 2020 include $5,557 and $5,879 loans in forbearance related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), respectively, whereby no payments have been received from borrowers for greater than 90 days.

7. Goodwill and Intangible Assets

The Company had goodwill of $120 as of March 31, 2021 and December 31, 2020. The Company had intangible assets of $30 and $34 as of March 31, 2021 and December 31, 2020, respectively. Goodwill and intangible assets are included in other assets within the condensed consolidated balance sheets.

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

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments:

		March 31, 2021		Three Months Ended March 31, 2021
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2021	$2,341	$42	$(60)
Derivative financial instruments
IRLCs	2021	8,950	232	(182)
LPCs	2021	1,165	8	(30)
Forward MBS trades	2021	22,566	286	249
Total derivative financial instruments - assets		$32,681	$526	$37
Liabilities
Derivative financial instruments
IRLCs	2021	$240	$1	$1
LPCs	2021	3,974	38	37
Forward MBS trades	2021	6,341	76	(80)
Swap futures	2021	60	1	1
Total derivative financial instruments - liabilities		$10,615	$116	$(41)

		March 31, 2020		Three Months Ended March 31, 2020
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2020	$2,598	$111	$79
Derivative financial instruments
IRLCs	2020	6,923	263	128
LPCs	2020	834	25	13
Forward MBS trades	2020	886	6	—
Eurodollar futures	2020-2021	6	—	—
Total derivative financial instruments - assets		$8,649	$294	$141
Liabilities
Derivative financial instruments
IRLCs	2020	$22	$—	$—
LPCs	2020	10	—	(3)
Forward MBS trades	2020	10,229	223	211
Eurodollar futures	2020-2021	6	—	—
Total derivative financial instruments - liabilities		$10,267	$223	$208

As of March 31, 2021, the Company held $2 and $113 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2020 the Company held $61 in collateral deposits on derivative instruments. Collateral deposits and collateral obligations are recorded in other assets and payable and other liabilities, respectively, in the Company’s condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

9. Indebtedness

Advance and Warehouse Facilities

					March 31, 2021		December 31, 2020
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$875 advance facility	CP+2.0% to 6.5%	January 2022	Servicing advance receivables	$875	$140	$165	$168	$195
$640 advance facility(1)	LIBOR+3.9%	August 2022	Servicing advance receivables	640	231	299	235	305
$425 advance facility	LIBOR+1.6% to 6.5%	October 2021	Servicing advance receivables	425	197	250	192	246
$100 advance facility	LIBOR+2.5%	January 2022	Servicing advance receivables	100	70	92	74	98
Advance facilities principal amount					638	806	669	844

Warehouse Facilities
$2,500 warehouse facility(2)	LIBOR+1.6% to 1.9%	October 2021	Mortgage loans or MBS	2,500	1,442	1,495	1,003	1,037
$2,000 warehouse facility	LIBOR+1.6% to 2.0%	February 2023	Mortgage loans or MBS	2,000	940	1,055	339	392
$1,500 warehouse facility	LIBOR+1.5%	June 2021	Mortgage loans or MBS	1,500	867	838	1,081	1,028
$1,350 warehouse facility(3)	LIBOR+1.7% to 3.9%	September 2022	Mortgage loans or MBS	1,350	918	990	1,067	1,128

					March 31, 2021		December 31, 2020
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
$1,200 warehouse facility	LIBOR+1.8% to 3.0%	November 2021	Mortgage loans or MBS	1,200	497	543	787	839
$750 warehouse facility	LIBOR+1.8% to 2.3%	August 2021	Mortgage loans or MBS	750	612	631	477	492
$750 warehouse facility	LIBOR+1.7% to 2.8%	October 2021	Mortgage loans or MBS	750	535	549	562	574
$600 warehouse facility	LIBOR+2.5%	February 2022	Mortgage loans or MBS	600	332	374	187	222
$500 warehouse facility	LIBOR+2.5% to 4.0%	May 2021	Mortgage loans or MBS	500	—	—	—	—
$300 warehouse facility	LIBOR+1.4%	January 2022	Mortgage loans or MBS	300	129	130	163	164
$250 warehouse facility	LIBOR+1.4% to 2.3%	May 2021	Mortgage loans or MBS	250	1	1	—	—
$200 warehouse facility	LIBOR+1.8%	July 2021	Mortgage loans or MBS	200	169	173	131	134
$50 warehouse facility	LIBOR+1.8% to 4.8%	June 2021	Mortgage loans or MBS	50	36	43	37	42
$30 warehouse facility(4)	LIBOR+3.3%	January 2022	Mortgage loans or MBS	30	2	2	1	1
Warehouse facilities principal amount					6,480	6,824	5,835	6,053

MSR Facilities
$260 warehouse facility(1)	LIBOR+3.9%	August 2022	MSR	260	260	838	260	668
$200 warehouse facility	LIBOR+3.5%	August 2021	MSR	200	—	471	—	247
$150 warehouse facility(3)	LIBOR+3.8%	September 2022	MSR	150	—	438	—	228
$50 warehouse facility	LIBOR+3.3%	November 2022	MSR	50	10	80	10	74
MSR facilities principal amount					270	1,827	270	1,217

Advance, warehouse and MSR facilities principal amount					7,388	$9,457	6,774	$8,114
Unamortized debt issuance costs					(9)		(11)
Advance and warehouse facilities, net					$7,379		$6,763

Pledged Collateral for warehouse and MSR facilities:
Mortgage loans held for sale					$5,970	$6,210	$5,330	$5,447
Reverse mortgage interests					510	614	505	606
MSR					270	1,827	270	1,217

(1)Total capacity for this facility is $900, of which $640 is internally allocated for advance financing and $260 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations.
(2)The capacity amount for this warehouse facility increased from $1,500 to $2,500 in 2021.
(3)Total capacity amount for this facility is $1,500, of which $150 is a sublimit for MSR financing.
(4)The capacity amount for this warehouse facility decreased from $40 to $30 in 2021.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	March 31, 2021	December 31, 2020
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	$850	$850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
Unsecured senior notes principal amount	2,100	2,100
Unamortized debt issuance costs	(26)	(26)
Unsecured senior notes, net	$2,074	$2,074

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company repaid $100 in principal of outstanding notes. Additionally, the Company redeemed $598 in principal of outstanding notes during the three months ended March 31, 2020, resulting in a gain of $1.

As of March 31, 2021, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2021 through 2025	$—
Thereafter	2,100
Total unsecured senior notes principal amount	$2,100

Other Nonrecourse Debt
Other nonrecourse debt consists of the following:

						March 31, 2021	December 31, 2020
Other Nonrecourse Debt	Issue Date	Maturity Date	Interest Rate	Class of Note	Collateral Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	0.3%-5.6%	—	$—	$3,306	$3,473
Securitization of nonperforming HECM loans
Trust 2020-1	September 2020	September 2030	1.3%-7.5%	A, M1, M2, M3, M4, M5	489	471	490
Trust 2019-2	November 2019	November 2029	2.3%-6.0%	A, M1, M2, M3, M4, M5	254	232	241
Trust 2019-1	June 2019	June 2029	2.7%-6.0%	A, M1, M2, M3, M4, M5	231	203	212
Other nonrecourse debt principal amount						4,212	4,416
Unamortized premium, net of debt issuance costs and discount						9	8
Other nonrecourse debt, net						$4,221	$4,424

(1)Amounts represent the Company’s participating interest in GNMA HMBS securitized portfolios.

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of March 31, 2021.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	March 31, 2021		December 31, 2020
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$80	$27	$47	$23
Advances and other receivables, net	415	—	441	—
Reverse mortgage interests, net(1)	—	4,159	—	4,356
Total assets	$495	$4,186	$488	$4,379

Liabilities
Advance facilities(2)	$337	$—	$358	$—
Payables and other liabilities	—	—	1	—
Participating interest financing	—	3,306	—	3,473
HECM Securitizations (HMBS)
Trust 2020-1	—	471	—	490
Trust 2019-2	—	232	—	241
Trust 2019-1	—	203	—	212
Total liabilities	$337	$4,212	$359	$4,416

(1)Amounts include net purchase discount of $53 and $61 as of March 31, 2021 and December 31, 2020, respectively.
(2)Refer to advance facilities in Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	March 31, 2021	December 31, 2020
Total collateral balances - UPB	$1,283	$1,326
Total certificate balances	$1,281	$1,329

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2021 and December 31, 2020 and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	March 31, 2021	December 31, 2020
Unconsolidated securitization trusts	$147	$154

11. Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares. On March 26, 2021, the Company repurchased 3,700 thousand shares of its common stock from affiliates of Kohlberg Kravis Roberts & Co. L.P., a related party of the Company, for a total cost of $119 or $32.25 per share.

The following table sets forth the computation of basic and diluted net income (loss) per common share (amounts in millions, except per share amounts):

	Three Months Ended March 31,
Computation of Earnings Per Share	2021	2020
Net income (loss) attributable to Mr. Cooper	$561	$(168)
Less: Undistributed earnings attributable to participating stockholders	5	—
Net income (loss) attributable to common stockholders	$556	$(168)

Net income (loss) per common share attributable to Mr. Cooper:
Basic	$6.22	$(1.84)
Diluted	$5.92	$(1.84)

Weighted average shares of common stock outstanding (in thousands):
Basic	89,458	91,385
Dilutive effect of stock awards(1)	3,590	—
Dilutive effect of participating securities(1)	839	—
Diluted	93,887	91,385

(1)For periods with net loss, the Company excluded potential common shares from the computation of diluted EPS because inclusion would be antidilutive.

12. Income Taxes

For the three months ended March 31, 2021, the effective tax rate, based on whole numbers, was 22.9% which differed from the statutory federal rate of 21% primarily due to state income taxes, as well as unfavorable permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m). The effective tax rate decreased during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to quarterly discrete tax items related to the excess tax benefit from stock-based compensation and the recognition of a deferred tax asset for the investment in subsidiaries as it relates to the Title Transaction.

For the three months ended March 31, 2020, the effective tax rate, based on whole numbers, was 28.4% which differed from the statutory federal rate of 21% primarily due to permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m) and nondeductible meals and entertainment expenses, as well as other recurring items such as the state tax benefit.

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

There have been no significant changes to the valuation techniques and inputs used by the Company in estimating fair values of Level 2 and Level 3 assets and liabilities as disclosed in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2020.

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$6,351	$—	$6,351	$—
Forward mortgage servicing rights	3,354	—	—	3,354
Derivative financial instruments
IRLCs	232	—	—	232
Forward MBS trades	286	—	286	—
LPCs	8	—	—	8

Liabilities
Derivative financial instruments
IRLCs	1	—	—	1
Forward MBS trades	76	—	76	—
LPCs	38	—	—	38
Swap futures	1	—	1	—
Mortgage servicing rights financing	23	—	—	23
Excess spread financing	934	—	—	934

	December 31, 2020
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$5,720	$—	$5,720	$—
Forward mortgage servicing rights	2,703	—	—	2,703
Derivative financial instruments
IRLCs	414	—	—	414
Forward MBS trades	37	—	37	—
LPCs	38	—	—	38

Liabilities
Derivative financial instruments
Forward MBS trades	156	—	156	—
LPCs	1	—	—	1
Mortgage servicing rights financing	33	—	—	33
Excess spread financing	934	—	—	934

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2021
	Assets			Liabilities
Fair Value - Level 3 Assets and Liabilities	Forward mortgage servicing rights	IRLCs	LPCs	Excess spread financing	Mortgage servicing rights financing	LPCs
Balance - beginning of period	$2,703	$414	$38	$934	$33	$1
Total gains or losses included in earnings	298	(182)	(30)	41	(10)	37
Purchases, issuances, sales, repayments and settlements
Purchases	67	—	—	—	—	—
Issuances	288	—	—	—	—	—
Sales	(2)	—	—	—	—	—
Settlements and repayments	—	—	—	(41)	—	—
Balance - end of period	$3,354	$232	$8	$934	$23	$38

	Three Months Ended March 31, 2020
	Assets	Liabilities
Fair Value - Level 3 Assets and Liabilities	Forward mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,496	$1,311	$37
Total gains or losses included in earnings	(534)	(35)	6
Purchases, issuances, sales, repayments and settlements
Purchases	24	—	—
Issuances	123	24	—
Settlements and repayments	—	(58)	—
Balance - end of period	$3,109	$1,242	$43

No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the three months ended March 31, 2021 and 2020.

The tables below present the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	March 31, 2021			December 31, 2020
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
Forward MSR
Discount rate	8.2%	12.0%	9.3%	8.2%	12.0%	9.4%
Prepayment speed	10.5%	17.7%	12.4%	14.2%	21.3%	15.4%
Cost to service per loan(1)	$64	$226	$92	$66	$257	$98
Average life(2)			5.9 years			5.0 years

IRLCs
Value of servicing (basis points per loan)	(1.3)	2.2	1.2	(1.0)	2.2	1.2

Excess spread financing
Discount rate	9.6%	15.7%	11.9%	9.9%	15.7%	12.2%
Prepayment speed	11.3%	14.6%	12.5%	13.9%	15.0%	14.4%
Recapture rate	17.1%	23.1%	19.0%	17.7%	24.2%	19.5%
Average life(2)			5.7 years			5.1 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	4.1%	8.4%	7.4%	4.6%	8.5%	7.5%
Annual advance recovery rates	18.1%	22.0%	19.9%	18.3%	22.0%	19.9%

(1)Presented in whole dollar amounts.
(2)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	March 31, 2021
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$674	$674	$—	$—
Restricted cash	261	261	—	—
Advances and other receivables, net	838	—	—	838
Reverse mortgage interests, net	5,091	—	—	5,166
Loans subject to repurchase from Ginnie Mae	5,816	—	5,816	—
Financial liabilities
Unsecured senior notes, net	2,074	2,120	—	—
Advance and warehouse facilities, net	7,379	—	7,388	—
Liability for loans subject to repurchase from Ginnie Mae	5,816	—	5,816	—
Participating interest financing, net	3,318	—	—	3,319
HECM Securitization (HMBS), net
Trust 2020-1	469	—	—	471
Trust 2019-2	231	—	—	231
Trust 2019-1	203	—	—	203

	December 31, 2020
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$695	$695	$—	$—
Restricted cash	218	218	—	—
Advances and other receivables, net	940	—	—	940
Reverse mortgage interests, net	5,253	—	—	5,383
Loans subject to repurchase from Ginnie Mae	6,159	—	6,159	—
Financial liabilities
Unsecured senior notes, net	2,074	2,208	—	—
Advance and warehouse facilities, net	6,763	—	6,774	—
Liability for loans subject to repurchase from Ginnie Mae	6,159	—	6,159	—
Participating interest financing, net	3,485	—	—	3,496
HECM Securitization (HMBS), net
Trust 2020-1	488	—	—	490
Trust 2019-2	240	—	—	241
Trust 2019-1	211	—	—	212

14. Capital Requirements

Certain of the Company’s secondary market investors require minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of March 31, 2021, the Company was in compliance with its selling and servicing capital requirements.

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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company, which includes legal settlements and the fees paid to external legal service providers, of $13 and $15 for three months ended March 31, 2021 and 2020, respectively, and was included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

For matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. Management currently believes the aggregate range of reasonably possible loss is $2 to $18 in excess of the accrued liability (if any) related to those matters as of March 31, 2021. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Based on current knowledge, and after consultation with counsel, management believes that the current legal accrued liability within payables and accrued liabilities, is appropriate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending, on among other things, the level of the Company’s revenues or income for such period. However, in the event of significant developments on existing cases, it is possible that the ultimate resolution, if unfavorable, may be material to the Company’s condensed consolidated financial statements.

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables and reverse mortgage interests represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of March 31, 2021, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

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

The Company had certain reverse MSRs, reverse MSLs and reverse mortgage loans related to approximately $17,269 and $18,091 of UPB in reverse mortgage loans as of March 31, 2021 and December 31, 2020, respectively. As a servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers’ draws to the loan customers as required in accordance with the loan agreement. As of March 31, 2021 and December 31, 2020, the Company’s maximum unfunded advance obligation to fund borrower draws related to these reverse MSRs and loans was approximately $2,113 and $2,202, respectively. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

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

The following tables present financial information by segment:

	Three Months Ended March 31, 2021
Financial Information by Segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$449	$43	$96	$—	$588
Net gain on mortgage loans held for sale	127	552	—	—	679
Total revenues	576	595	96	—	1,267
Total expenses	125	231	87	26	469
Interest income	66	23	—	—	89
Interest expense	(104)	(25)	—	(30)	(159)
Total other expenses, net	(38)	(2)	—	(30)	(70)
Income (loss) before income tax expense (benefit)	$413	$362	$9	$(56)	$728
Depreciation and amortization for property and equipment and intangible assets	$5	$4	$3	$4	$16
Total assets	$16,696	$5,559	$120	$2,338	$24,713

	Three Months Ended March 31, 2020
Financial Information by Segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$(180)	$20	$106	$1	$(53)
Net gain on mortgage loans held for sale	34	297	—	—	331
Total revenues	(146)	317	106	1	278
Total expenses	149	166	96	33	444
Interest income	83	34	—	1	118
Interest expense	(113)	(27)	—	(52)	(192)
Other income, net	—	—	1	—	1
Total other (expenses) income, net	(30)	7	1	(51)	(73)
(Loss) income before income tax (benefit) expense	$(325)	$158	$11	$(83)	$(239)
Depreciation and amortization for property and equipment and intangible assets	$3	$3	$3	$10	$19
Total assets	$10,619	$4,459	$135	$2,400	$17,613

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

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information on these and other risk factors affecting us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion contains, in addition to the historical information, forward-looking statements that include risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated by such statements.

Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

We have provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, at the end of the MD&A section.

Overview

We are a leading servicer and originator of residential mortgage loans, and a provider of real estate services through our Xome subsidiary. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $646 billion as of March 31, 2021. We believe this track record reflects our strong operating capabilities, which include a proprietary low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic introduces unprecedented uncertainty in the economy, including the risk of a significant employment shock and recessionary conditions, with implications for the health and safety of our employees, borrower delinquency rates, servicing advances, origination volumes, the availability of financing, and our overall profitability and liquidity. We have implemented the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which makes available forbearance plans for up to eighteen months for borrowers under government and government agency mortgage programs, which we have extended to borrowers in our private label mortgage servicing portfolio. As of April 18, 2021, approximately 4.5% of our customers were on a forbearance plan, down from a peak of 7.2%. More customers are now exiting forbearance than are entering. We include loans in forbearance related to the CARES Act, whereby no payments have been received from borrowers for greater than 90 days, in loans subject to repurchase rights from Ginnie Mae in other assets and payables and other liabilities on a gross basis. The balance was $5,557 as of March 31, 2021. See liquidity discussion related to the COVID-19 pandemic in Liquidity and Capital Resources section in MD&A.

Anticipated Trends

In the first quarter of 2021, our Servicing segment experienced portfolio growth due to strong execution across all channels - correspondent, direct-to-consumer, subservicing and acquisitions. We expect to see continued portfolio growth in the remainder of 2021. We benefited from early-buyout gains in the first quarter of 2021 as we helped customers exit forbearance and expect a similar level of contributions from early-buyout volumes to continue throughout 2021.

Our Originations segment experienced record funded volumes from both the correspondent and direct-to-consumer channels in the first quarter of 2021. As interest rates are on the rise, we expect lower volumes and a more normalized originations margin in the second quarter of 2021.

Our Xome segment revenue from Title division has benefited from the lower interest rate environment and increase in origination volume. On March 12, 2021, we entered into an agreement to sell the Title business for a total purchase price of $500, which is expected to close in the second quarter of 2021. In connection with the sale agreement, earnings from the Title business subsequent to March 12, 2021 will be held for the benefit of the buyer, therefore, the division will not contribute to earnings in the second quarter of 2021. Xome’s revenue from the Exchange division has been, and is expected to continue to be, negatively impacted, as the REO exchange continues to be idle while the foreclosure moratoriums remain in effect.

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues - operational(1)	$913	$661	$252	38%
Revenues - mark-to-market	354	(383)	737	NM
Total revenues	1,267	278	989	NM
Total expenses	469	444	25	6%
Total other expenses, net	(70)	(73)	3	(4)%
Income (loss) before income tax expense (benefit)	728	(239)	967	NM
Less: Income tax expense (benefit)	167	(68)	235	NM
Net income (loss)	561	(171)	732	NM
Less: Net income (loss) attributable to non-controlling interests	—	(3)	3	100%
Net income (loss) attributable to Mr. Cooper	$561	$(168)	$729	NM

(1)Revenues - operational consists of total revenues, excluding mark-to-market.
NM = Not meaningful or greater than 200% change.

During the three months ended March 31, 2021, we recorded income before income tax expense of $728 compared to a loss before income tax benefit of $239 for 2020. The change was primarily driven by favorable MTM adjustments in 2021 compared to negative MTM adjustments in 2020, and due to higher revenues from our Originations segment. For more information on our segment results, see below.

During the three months ended March 31, 2021 and 2020, we had an income tax expense and benefit, respectively. The effective tax rate during the three months ended March 31, 2021 was 22.9% as compared to the effective tax rate of 28.4% in 2020. The change in effective tax rate is primarily attributable to the relative unfavorable tax impacts of permanent differences such as nondeductible executive compensation and nondeductible meals and entertainment expenses on the annual effective rate, and discrete tax items during the three months ended March 31, 2021 as compared to 2020.

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
•The Xome segment provides a variety of real estate services to mortgage originators, mortgage and real estate investors, and mortgage servicers, including valuation, title, and field services, and operates an exchange which facilitates the sale of foreclosed properties. On March 12, 2021, we entered into an agreement to sell the title business. The sale is expected to close during the second quarter of 2021. For more information, see Note 1, Nature of Business and Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements (unaudited).

Refer to Note 16, Segment Information, in the Notes to the Condensed Consolidated Financial Statements (unaudited) for a summary of segment results.

Servicing Segment

The Servicing segment’s strategy is to generate income by growing the portfolio and maximizing the servicing margin. We believe several competitive strengths have been critical to our long-term growth as a servicer, including our low-cost platform, our skill in mitigating losses for investors, our commitment to strong customer service and regulatory compliance, our history of successfully boarding new loans, and the ability to retain existing customers by offering attractive refinance options. We believe that our operational capabilities are reflected in our strong servicer ratings.

Table 2. Servicer Ratings

	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	January 2020	February 2021	December 2020

Residential	RPS2-	SQ2-	Above Average
Master Servicer	RMS2+	SQ2	Above Average
Special Servicer	RSS2-	SQ2-	Above Average
Subprime Servicer	RPS2-	SQ2-	Above Average

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended March 31,
	2021		2020		$ Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps	Amt	bps
Revenues
Operational	$375	24	$313	20	$62	4	20%	20%
Amortization, net of accretion	(153)	(10)	(76)	(5)	(77)	(5)	101%	100%
Mark-to-market	354	22	(383)	(24)	737	46	NM	NM
Total revenues	576	36	(146)	(9)	722	45	NM	NM
Expenses
Salaries, wages and benefits	73	5	86	5	(13)	—	(15)%	—%
General and administrative
Servicing support fees	24	2	25	2	(1)	—	(4)%	—%
Corporate and other general and administrative expenses	32	2	35	2	(3)	—	(9)%	—%
Foreclosure and other liquidation related (recoveries) expenses, net	(9)	(1)	—	—	(9)	(1)	NM	NM
Depreciation and amortization	5	—	3	—	2	—	67%	—%
Total general and administrative expenses	52	3	63	4	(11)	(1)	(17)%	(25)%
Total expenses	125	8	149	9	(24)	(1)	(16)%	(11)%
Other income (expense)
Income earned on reverse mortgage interests	44	3	43	3	1	—	2%	—%
Other interest income	22	1	40	2	(18)	(1)	(45)%	(50)%
Interest income	66	4	83	5	(17)	(1)	(20)%	(20)%
Reverse mortgage interest expense	(33)	(2)	(52)	(3)	19	1	(37)%	(33)%
Advance interest expense	(6)	—	(5)	—	(1)	—	20%	—%
Other interest expense	(65)	(4)	(56)	(4)	(9)	—	16%	—%
Interest expense	(104)	(6)	(113)	(7)	9	1	(8)%	(14)%
Total other expenses, net	(38)	(2)	(30)	(2)	(8)	—	27%	—%
Income (loss) before income tax expense (benefit)	$413	26	$(325)	(20)	$738	46	NM	NM

Weighted average cost - advance facilities	3.0%		3.0%		—%		—%
Weighted average cost - excess spread financing	9.0%		9.0%		—%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
NM = Not meaningful or greater than 200% change.

Table 4. Servicing - Revenues

	Three Months Ended March 31,
	2021		2020		$ Change		% Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps	Amt	bps
Forward MSR Operational Revenue
Base servicing fees	$223	14	$250	16	$(27)	(2)	(11)%	(13)%
Modification fees(2)	7	—	3	—	4	—	133%	—%
Incentive fees(2)	1	—	4	—	(3)	—	(75)%	—%
Late payment fees(2)	14	1	23	2	(9)	(1)	(39)%	(50)%
Other ancillary revenues(2)	140	9	38	2	102	7	NM	NM
Total forward MSR operational revenue	385	24	318	20	67	4	21%	20%
Base subservicing fees and other subservicing revenue(2)	68	5	65	4	3	1	5%	25%
Reverse servicing fees	5	—	6	—	(1)	—	(17)%	—%
Total servicing fee revenue	458	29	389	24	69	5	18%	21%
MSR financing liability costs	(7)	—	(8)	—	1	—	(13)%	—%
Excess spread costs - principal	(76)	(5)	(68)	(4)	(8)	(1)	12%	25%
Total operational revenue	375	24	313	20	62	4	20%	20%
Amortization, Net of Accretion
Forward MSR amortization	(232)	(15)	(152)	(10)	(80)	(5)	53%	50%
Excess spread accretion	76	5	68	4	8	1	12%	25%
Reverse MSL accretion	3	—	8	1	(5)	(1)	(63)%	(100)%
Total amortization, net of accretion	(153)	(10)	(76)	(5)	(77)	(5)	101%	100%
Mark-to-Market Adjustments
MSR MTM(3)	385	24	(412)	(26)	797	50	NM	NM
Excess spread / financing MTM	(31)	(2)	29	2	(60)	(4)	NM	NM
Total MTM adjustments	354	22	(383)	(24)	737	46	NM	NM
Total revenues - Servicing	$576	36	$(146)	(9)	$722	45	NM	NM

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $12 and $10 during the three months ended March 31, 2021 and 2020, respectively.
NM = Not meaningful or greater than 200% change.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Forward - Due to the decrease of the forward MSR portfolio’s UPB, base servicing fee revenue decreased during the three months ended March 31, 2021 as compared to 2020. Other ancillary revenues increased primarily due to the $101 gain on sale associated with loans bought out of GNMA securitization, modified and redelivered following GNMA guidelines. Late payment fees decreased due to loan forbearance related to the CARES Act.

Forward MSR amortization increased during the three months ended March 31, 2021 as compared to 2020, primarily due to higher prepayments driven by the low interest rate environment.

We recorded favorable MTM adjustments during the three months ended March 31, 2021 compared to negative MTM adjustments in 2020, primarily due to favorable impact from changes in interest rates.

Subservicing - Subservicing fees increased during the three months ended March 31, 2021 as compared to 2020, primarily due to higher average subservicing portfolio UPB.

Servicing Segment Expenses
Total expenses decreased during the three months ended March 31, 2021 as compared to 2020, primarily driven by the decrease in salaries, wages and benefits and the change in foreclosure and other liquidation related recoveries, net. Salaries, wages and benefits decreased in 2021 compared to 2020 primarily due to operational efficiencies driven by cost saving initiatives, which included consolidation of one of our servicing centers in the second quarter of 2020. We had foreclosure and other liquidation related recoveries, net during the three months ended March 31, 2021, primarily due to release of loss reserves on servicing advances as a result of loan modification programs related to the COVID-19 pandemic.

Servicing Segment Other Income (Expenses), net
Total other expenses, net increased during the three months ended March 31, 2021 as compared to 2020, primarily due to decrease in other interest income due to lower interest income earned on custodial balances due to lower LIBOR rates. Interest expense decreased during the three months ended March 31, 2021 as compared to 2020, due to a decrease in reverse mortgage interest expense primarily driven by the decline in the reverse mortgage interests portfolio, partially offset by higher compensating interest expense and bank fees.

Table 5. Servicing Portfolio - Unpaid Principal Balances

					Three Months Ended March 31,
					2021	2020
Average UPB
Forward MSRs					$281,519	$303,578
Subservicing and other(1)					335,230	310,160
Reverse loans					17,627	22,059
Total average UPB					$634,376	$635,797

	March 31, 2021			March 31, 2020
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
Forward MSRs
Agency	$234,589	$2,965	126	$238,956	$2,618	110
Non-agency	41,439	389	94	51,678	491	95
Total forward MSRs	276,028	3,354	122	290,634	3,109	107

Subservicing and other(1)
Agency	338,064	N/A		302,060	N/A
Non-agency	14,417	N/A		14,873	N/A
Total subservicing and other	352,481	N/A		316,933	N/A

Reverse loans
MSR	1,847	5		2,332	6
MSL	10,372	(38)		13,360	(53)
Securitized loans	5,050	5,091		5,898	5,955
Total reverse portfolio serviced	17,269	5,058		21,590	5,908
Total ending balance	$645,778	$8,412		$629,157	$9,017

Forward MSRs UPB Encumbrance					March 31, 2021	March 31, 2020
Forward MSRs - unencumbered					$121,311	$85,124
Forward MSRs - encumbered(2)					154,717	205,510
Total Forward MSRs UPB					$276,028	$290,634

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)The encumbered forward MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

The following tables provide a rollforward of our forward MSR and subservicing and other portfolio UPB:

Table 6. Forward Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended March 31,
	2021			2020
	Forward MSR	Subservicing and Other	Total	Forward MSR	Subservicing and Other	Total
Balance - beginning of period	$271,189	$336,513	$607,702	$296,782	$323,983	$620,765
Additions:
Originations	23,623	1,504	25,127	11,635	662	12,297
Acquisitions / Increase in subservicing(1)	4,647	53,318	57,965	(673)	23,352	22,679
Deductions:
Dispositions	(50)	(1,130)	(1,180)	(40)	(10,359)	(10,399)
Principal reductions and other	(2,702)	(3,231)	(5,933)	(2,748)	(2,965)	(5,713)
Voluntary reductions(2)	(20,474)	(34,455)	(54,929)	(13,864)	(17,672)	(31,536)
Involuntary reductions(3)	(133)	(38)	(171)	(387)	(68)	(455)
Net changes in loans serviced by others	(72)	—	(72)	(71)	—	(71)
Balance - end of period	$276,028	$352,481	$628,509	$290,634	$316,933	$607,567

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the three months ended March 31, 2021, our ending forward MSR UPB increased primarily due to increased originations volumes driven by the low interest rate environment, partially offset by increased voluntary reductions. During the three months ended March 31, 2021, our subservicing and other portfolio ending UPB increased primarily due to portfolio growth from our subservicing clients, partially offset by increased voluntary reductions in the low interest rate environment.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)

	March 31, 2021	March 31, 2020
Loan count(2)	3,373,173	3,506,998
Average loan amount(3)	$186,328	$173,231
Average coupon - agency(4)	4.0%	4.4%
Average coupon - non-agency(4)	4.4%	4.7%
60+ delinquent (% of loans)(5)	5.3%	1.9%
90+ delinquent (% of loans)(5)	4.9%	1.6%
120+ delinquent (% of loans)(5)	4.6%	1.4%

	Three Months Ended March 31,
	2021	2020
Total prepayment speed (12-month constant prepayment rate)	30.8%	19.2%

(1)Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.
(2)As of March 31, 2021, loan count includes 154,194 loans in forbearance related to the CARES Act.
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

Delinquency is an assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. Due to the COVID-19 pandemic and the implementation of the CARES Act, loans greater than 60 days, 90 days and 120 days delinquent have increased as of March 31, 2021 compared to 2020.

Table 8. Forward Loan Modifications and Workout Units

	Three Months Ended March 31,
	2021	2020	Amount Change	% Change
Modifications(1)	15,635	4,715	10,920	NM
Workouts(2)	18,341	3,113	15,228	NM
Total modifications and workout units	33,976	7,828	26,148	NM

(1)Modifications adjust the terms of the loan.
(2)Workouts are other loss mitigation options which do not adjust the terms of the loan. Workouts exclude loans which did not miss a contractual payment during forbearance related to the CARES Act.
NM = Not meaningful or greater than 200% change.

Total modifications and workouts during the three months ended March 31, 2021 increased compared to 2020 primarily due to an increase in modifications and workouts related to loans impacted by the COVID-19 pandemic which successfully exited their forbearance plans.

Servicing Portfolio and Related Liabilities

The following table sets forth the activities of forward MSRs:

Table 9. Forward MSRs - Fair Value Rollforward

	Three Months Ended March 31,
	2021	2020
Fair value - beginning of period	$2,703	$3,496
Additions:
Servicing retained from mortgage loans sold	288	123
Purchases of servicing rights	67	24
Dispositions:
Sales and cancellation of servicing assets	(2)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Agency	149	(351)
Non-agency	361	(50)
Other changes in fair value:
Scheduled principal payments	(24)	(23)
Disposition of negative MSRs and other(1)	20	20
Prepayments
Voluntary prepayments
Agency	(197)	(116)
Non-agency	(10)	(10)
Involuntary prepayments
Agency	(1)	(4)
Non-agency	—	—
Fair value - end of period	$3,354	$3,109

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 2, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements (unaudited), for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of forward MSRs as of March 31, 2021 and December 31, 2020.

Excess Spread Financing

As further disclosed in Note 2, Mortgage Servicing Rights and Related Liabilities, in the Notes to the Condensed Consolidated Financial Statements (unaudited), we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture mortgage prepayments through the origination platform. See Note 2, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements (unaudited), for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of March 31, 2021 and December 31, 2020.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended March 31,
	2021	2020
Fair value - beginning of period	$934	$1,311
Additions:
New financings	—	24
Deductions:
Settlements and repayments	(41)	(58)
Changes in fair value:
Agency	38	(43)
Non-agency	3	8
Fair value - end of period	$934	$1,242

Reverse - MSRs, MSLs and Participating Interests in Reverse Mortgages - Amortized Cost

The table below provides detail of the characteristics and key performance metrics of the reverse servicing portfolio, which is included in reverse MSRs, MSLs and participating interests in reverse mortgages. Such assets are recorded at amortized cost.

Table 11. Reverse Mortgage Portfolio Characteristics

	March 31, 2021	March 31, 2020
Loan count	135,979	158,838
Ending unpaid principal balance	$17,269	$21,590
Average loan amount(1)	$126,995	$135,924
Average coupon	2.1%	3.3%
Average borrower age	81.5 years	80.9 years

(1)Average loan amount is calculated and presented in whole dollar amounts.

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

Based on our assessment, no impairment or increased obligation was required to be recorded for reverse MSRs and MSLs as of March 31, 2021.

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

The Originations segment includes two channels:

•Our direct-to-consumer (“DTC”) lending channel relies on our call centers, website and mobile apps, specially trained teams of licensed mortgage originators, predictive analytics and modeling utilizing proprietary data from our servicing portfolio to reach our existing customers who may benefit from a new mortgage. Depending on borrower eligibility, we will refinance existing loans into conventional, government or non-agency products. Through lead campaigns and direct marketing, the direct-to-consumer channel seeks to convert leads into loans in a cost-efficient manner.

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

The following tables set forth the results of operations for the Originations segment:

Table 12. Originations Segment Results of Operations

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues
Service related, net	$43	$20	$23	115%
Net gain on mortgage loans held for sale
Net gain on loans originated and sold	286	183	103	56%
Capitalized servicing rights	274	119	155	130%
Provision for repurchase reserves, net of release	(8)	(5)	(3)	60%
Total net gain on mortgage loans held for sale	552	297	255	86%
Total revenues	595	317	278	88%
Expenses
Salaries, wages and benefits	167	117	50	43%
General and administrative
Loan origination expenses	27	16	11	69%
Corporate and other general administrative expenses	20	18	2	11%
Marketing and professional service fees	13	12	1	8%
Depreciation and amortization	4	3	1	33%
Total general and administrative	64	49	15	31%
Total expenses	231	166	65	39%
Other income (expenses)
Interest income	23	34	(11)	(32)%
Interest expense	(25)	(27)	2	(7)%
Total other (expenses) income, net	(2)	7	(9)	(129)%
Income before income tax expense	$362	$158	$204	129%

Weighted average note rate - mortgage loans held for sale	2.9%	3.8%	(0.9)%	(24)%
Weighted average cost of funds (excluding facility fees)	2.2%	3.2%	(1.0)%	(31)%

Table 13. Originations - Key Metrics

	Three Months Ended March 31,
	2021		2020		$ Change	% Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$10,322		$7,423		$2,899	39%
Other locked pull through adjusted volume(1)	12,945		5,254		7,691	146%
Total pull through adjusted lock volume	$23,267		$12,677		$10,590	84%
Funded volume	$25,133		$12,359		$12,774	103%
Volume of loans sold	$26,311		$13,255		$13,056	98%
Recapture percentage(2)	31.0%		29.8%		1.2%	4%
Refinance recapture percentage(3)	36.5%		37.5%		(1.0)%	(3)%
Purchase as a percentage of funded volume	12.2%		26.0%		(13.8)%	(53)%
Value of capitalized servicing on retained settlements	128	bps	137	bps	(9) bps	(7)%

Originations Margin
Revenue	$595		$317		$278	88%
Pull through adjusted lock volume	$23,267		$12,677		$10,590	84%
Revenue as a percentage of pull through adjusted lock volume(4)	2.56%		2.50%		0.06%	2%

Expenses(5)	$233		$159		$74	47%
Funded volume	$25,133		$12,359		$12,774	103%
Expenses as a percentage of funded volume(6)	0.93%		1.29%		(0.36)%	(28)%

Originations Margin	1.63%		1.21%		0.42%	35%

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
(5)Expenses include total expenses and total other income (expenses), net.
(6)Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense increased for the three months ended March 31, 2021 as compared to 2020 primarily due to an increase in total revenues driven by origination volume growth due to the low interest rate environment. The Originations Margin for the three months ended March 31, 2021 increased as compared to 2020 primarily due to a lower expenses ratio as a percentage of funded volume driven by operational efficiencies.

Originations Segment Revenues
Total revenues increased during the three months ended March 31, 2021 compared to 2020 primarily driven by higher origination volumes in a lower interest rate environment, primarily from the DTC channel. Total revenue increased $278 or 88% period over period as total pull through adjusted lock volume increased 84% during the same period. There were no material changes for repurchase reserves.

Originations Segment Expenses
Total expenses during the three months ended March 31, 2021 increased when compared to 2020 primarily due to growth in origination volumes. The origination volume growth contributed to the increase in salaries, wages and benefits, due to increased compensation and headcount related costs.

Originations Segment Other Income (Expenses), Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans.

Interest income during the three months ended March 31, 2021 decreased when compared to 2020 primarily driven by a lower average note rate on mortgage loans held for sale.

Xome Segment

Xome is a real estate services company that provides services for mortgage originators and servicers, including Mr. Cooper, as well as mortgage and real estate investors. Xome generates fee income that complements our servicing and origination businesses without requiring a significant amount of capital or exposing us to the same level of interest rate or credit risk.

Xome is organized into three divisions: Exchange, Title and Solutions.

•The Exchange division consists of the Xome.com auction platform which utilizes proprietary technology designed to provide efficient execution for sales of foreclosed properties.

•The Title division is a tech-enabled platform and offers an extensive product suite including origination, home equity, and default with centralized title production. Title insurance workflow is enhanced via X1 Analytics proprietary automated title data and decision engine. On March 12, 2021, we entered into an agreement to sell the title business. The sale is expected to close during the second quarter of 2021. For more information, see Note 1, Nature of Business and Basis of Presentation, in the Notes to the Condensed Consolidated Financial Statements (unaudited).

•The Solutions division consists of field services, collateral valuation, recapture and data analytic solutions to improve purchase, refinance and default transactions.

The following tables set forth the results of operations for the Xome segment:

Table 14. Xome Segment Results of Operations

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Xome - Operations
Revenues:
Exchange	$5	$16	$(11)	(69)%
Title	56	43	13	30%
Solutions	35	47	(12)	(26)%
Total revenues	96	106	(10)	(9)%
Expenses:
Salaries, wages and benefits	29	35	(6)	(17)%
General and administrative
Operational expenses	55	58	(3)	(5)%
Depreciation and amortization	3	3	—	—%
Total general and administrative	58	61	(3)	(5)%
Total expenses	87	96	(9)	(9)%
Total other income, net	—	1	(1)	(100)%
Income before income tax expense	$9	$11	$(2)	(18)%
Pre-tax margin	9.4%	10.4%	(1.0)%	(10)%

Key Metrics
Exchange properties sold	710	2,114	(1,404)	(66)%
Average Exchange properties under management	14,210	17,777	(3,567)	(20)%
Title completed orders	188,356	230,648	(42,292)	(18)%
Solutions completed orders	546,552	430,726	115,826	27%
Percentage of revenue earned from third-party customers	48.2%	54.6%	(6.4)%	(12)%

Income before income tax expense decreased during the three months ended March 31, 2021 as compared to 2020 primarily due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues was driven by a decrease in Solutions revenues primarily due to a shift in product mix with lower third party originations and default appraisals and a decrease in Exchange revenues due to the decrease in defaults and foreclosures nationwide related to the CARES Act. The decrease in total revenues was partially offset by an increase in Title revenues primarily driven by a shift in product mix with higher Title origination orders. The decrease in total expenses was primarily due to a decrease in salaries, wages and benefits driven by operational efficiencies.

Corporate/Other

Corporate/Other represents unallocated overhead expenses, including the costs of executive management and other corporate functions that are not directly attributable to our operating segments, and interest expense on our unsecured senior notes.

The following table set forth the selected financial results for Corporate/Other:

Table 15. Corporate/Other Selected Financial Results

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Corporate/Other - Operations
Total expenses	$26	$33	$(7)	(21)%
Interest expense	30	52	(22)	(42)%

Total expenses decreased in the three months ended March 31, 2021 as compared to 2020 primarily due to a decrease in general and administrative expense. General and administrative expense was higher in the three months ended March 31, 2020 due to an $8 loss on impairment of assets in connection with an ancillary business and higher legal reserves. The decrease in total expenses was partially offset by higher salaries, wages and benefits primarily driven by an increase in stock based compensation and severance.

Interest expense decreased in the three months ended March 31, 2021 as compared to 2020 primarily due to a decrease in interest expense on unsecured senior notes as a result of repayment and redemption in 2020 of the unsecured senior notes due 2021, 2022, 2023 and 2026 and the issuance in 2020 of the unsecured senior notes due 2027, 2028 and 2030 at lower interest rates.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR facilities and other facilities. We held cash and cash equivalents on hand of $674 as of March 31, 2021 compared to $695 as of December 31, 2020. During the three months ended March 31, 2021, we bought back 4.5 million shares of our outstanding common stocks as part of the $210 stock repurchase program.

We have sufficient borrowing capacity to support our operations. As of March 31, 2021, total available borrowing capacity was $14,680, of which $7,292 was unused. Specifically, in regards to the MSR facilities as of March 31, 2021, we had $1,827 collateral pledged against the facilities, of which we could borrow an additional $390.

The economic impact of the COVID-19 pandemic could continue to result in an increase in servicing advances and liquidity demands related to the utilization of forbearance programs offered by the CARES Act. Forbearance rates have declined since the peak during the second of quarter of 2020. Based on current modeling of expected forbearance rates within our portfolio, we believe that we are well-positioned to manage an increase in advances. As of March 31, 2021, our total advance facility capacity was $2,040, of which $1,402 remained unused. For more information on our MSR and advance facilities, see Note 9, Indebtedness in the Notes to the Condensed Consolidated Financial Statements (unaudited). For non-agency servicing, we are reimbursed for advances relatively quickly, which should limit growth in balances with even higher forbearance rates.

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

Our primary uses of funds for liquidity include: (i) funding of servicing advances (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings and repurchases or redemptions of outstanding indebtedness; (vi) payments for acquisitions of MSRs; (vii) scheduled and unscheduled draws on our serviced reverse residential mortgage loans; and (viii) payment of our technology expenses.

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

In addition, derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations. See Note 8, Derivative Financial Instruments, in the Notes to the Condensed Consolidated Financial Statements (unaudited) in Item 1, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our derivative transactions.

In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (“SPEs”) determined to be variable interest entities (“VIEs”), which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which we transfer assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, we typically receive cash and/or other interests in the SPE as proceeds for the transferred assets. See Note 10, Securitizations and Financings, in the Notes to the Condensed Consolidated Financial Statements (unaudited) in Item 1, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our transactions with VIEs and unconsolidated balances, and details of their impact on our condensed consolidated financial statements.

Cash Flows
The table below presents cash flows information:

Table 16. Cash Flows

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net cash attributable to:
Operating activities	$(76)	$710	$(786)	NM
Investing activities	(82)	4	(86)	NM
Financing activities	180	(481)	661	NM
Net increase in cash, cash equivalents, and restricted cash	$22	$233	$(211)	(91)%

NM = Not meaningful or greater than 200% change.

Operating activities
Our operating activities used cash of $76 during the three months ended March 31, 2021 compared to cash generated of $710 in 2020. The change in cash attributable to operating activities was primarily due to an increase of $747 in the cash used from originations net sales activities, as a result of an increase in repurchases of forward loans assets out of Ginnie Mae securitizations, partially offset by an increase in working capital of $161.

Investing activities
Our investing activities used cash of $82 during the three months ended March 31, 2021 compared to cash generated of $4 in 2020. The change in cash attributable to investing activities was primarily due to an increase of $42 in cash used for the purchase of forward mortgage servicing rights and a decrease in cash generated of $42 from proceeds on sale of forward mortgage servicing rights.

Financing activities
Our financing activities generated cash of $180 during the three months ended March 31, 2021 compared to cash used of $481 in 2020. The change in cash attributable to financing activities was primarily due to the increase of $570 in cash generated from advance and warehouse facilities due to net increased borrowing of $613 from advance and warehouse facilities compared to $43 in 2020. Additionally, in 2020, $698 of cash was used in the redemption and repayment of the 2021 and 2022 unsecured senior notes, partially offset by $600 related to the issuance of the 2027 unsecured senior notes. There were no such activities in 2021.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. These covenants are measured at our operating subsidiary, Nationstar Mortgage LLC. As of March 31, 2021, we were in compliance with our required financial covenants.

Seller/Servicer Financial Requirements
We are also subject to net worth, liquidity and capital ratio requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers, as summarized below. These requirements apply to our operating subsidiary, Nationstar Mortgage, LLC.

Minimum Net Worth
▪FHFA - a net worth base of $2.5 plus 25 basis points of outstanding UPB for total loans serviced.
▪Ginnie Mae - a net worth equal to the sum of (i) base of $2.5 plus 35 basis points of the issuer’s total single-family effective outstanding obligations, and (ii) base of $5 plus 1% of the total effective outstanding HMBS obligations.

Minimum Liquidity
•FHFA - 3.5 basis points of total Agency Mortgage Servicing UPB plus incremental 200 basis points of total nonperforming Agency, measured at 90+ delinquencies, servicing in excess of 6% total Agency servicing UPB.
•Ginnie Mae - the greater of $1 or 10 basis points of our outstanding single-family MBS and at least 20% of our net worth requirement for HECM MBS.

Minimum Capital Ratio
▪FHFA and Ginnie Mae - a ratio of Tangible Net Worth to Total Assets (excluding HMBS securitizations) greater than 6%.

Secured Debt to Gross Tangible Asset Ratio
•Ginnie Mae - a secured debt to gross tangible asset ratios no greater than 60%.

As of March 31, 2021, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Note 14, Capital Requirements, in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.

Table 17. Debt

	March 31, 2021	December 31, 2020
Advance facilities principal amount	$638	$669
Warehouse facilities principal amount	6,480	5,835
MSR facilities principal amount	270	270
Unsecured senior notes principal amount	2,100	2,100

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of March 31, 2021, we had a total borrowing capacity of $2,040, of which we could borrow an additional $1,402.

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of March 31, 2021, we had a total borrowing capacity of $11,980 and $660 for warehouse and MSR facilities, of which we could borrow an additional $5,500 and $390, respectively.

As a servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. As of March 31, 2021, unsecuritized borrower draws totaled $77 and our maximum unfunded advance obligation related to these reverse mortgage loans was $2,113.

Unsecured Senior Notes
In 2020, we completed offerings of unsecured senior notes with maturity dates ranging from 2027 to 2030. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.125% to 6.000%. For more information regarding our indebtedness, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements (unaudited).

Contractual Obligations
As of March 31, 2021, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our condensed consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements (unaudited), goodwill, and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our condensed consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing, and (iii) the valuation of IRLCs. For further information on our critical accounting policies and estimates, please refer to the Company’s Annual Reports on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates since December 31, 2020.

Other Matters

Recent Accounting Developments

Below lists recently issued accounting pronouncements applicable to us but not yet effective.

Accounting Standards Update 2020-04 and 2021-01, collectively implemented as Accounting Standards Codification Topic 848 (“ASC 848”), Reference Rate Reform provide temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedge accounting and other transactions affected by the transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reasons, interest rates on our floating rate loans, obligation derivatives, and other financial instruments tied to LIBOR rates, may be affected and need renegotiation with its lenders. In January 2021, ASU 2021-01 was issued to clarify that all derivatives instruments affected by changes to the interests rates used for discounting, margining alignment due to reference rate reform are in scope of ASC 848. ASU 2020-04 and ASU 2021-01 are effective March 2020 and January 2021, respectively, through December 31, 2022. We are currently assessing the impact of ASU 2020-04 and ASU 2020-01 on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the discussion included in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the types of market risks faced by us since December 31, 2020. Our market risks include the broad effects of the COVID-19 pandemic. While the pandemic’s effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, the pandemic and governmental programs created as a response to the pandemic, has affected and will continue to affect our business, financial conditions and results of operations.

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

We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The discounted cash flow model incorporates prepayment speeds, discount rate, costs to service, and other assumptions (including delinquencies, ancillary revenues, float earnings and forbearance rates) that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speed, discount rate and cost to service. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs and forward delivery commitments on MBS, we rely on a model in determining the impact of interest rate shifts. In addition, the primary assumption used for IRLCs, is the borrower’s propensity to close their mortgage loans under the commitment.

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

We used March 31, 2021 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2021 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 18. Change in Fair Value

	March 31, 2021
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(182)	$191
Mortgage loans held for sale at fair value	43	(48)
Derivative financial instruments:
Interest rate lock commitments	68	(79)
Forward MBS trades	(135)	152
Total change in assets	(206)	216
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(3)	3
Excess spread financing at fair value	(23)	26
Derivative financial instruments:
Interest rate lock commitments	(41)	46
Forward MBS trades	18	(20)
Total change in liabilities	(49)	55
Total, net change	$(157)	$161

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2021.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2021, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our material legal proceedings, see Note 15, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements within Part I, Item 1. Financial Statements, of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2020, we announced that our Board of Directors authorized the repurchase of up to $100 of our outstanding common stock. On March 25, 2021, our Board of Directors authorized a $110 increase to the original repurchase authorization for an aggregate repurchase authorization of $210 under our stock repurchase program. The stock repurchase program may be suspended, modified or discontinued at any time at our discretion. During the three months ended March 31, 2021, we repurchased shares of our common stock at a total cost of $148 under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares Purchased (in thousands)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (in thousands)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in millions)
January 2021	—	$—	—	$42
February 2021	—	$—	—	$42
March 2021(1)	4,505	$32.93	4,505	$4
Total	4,505		4,505

(1)On March 26, 2021, we repurchased 3,700 thousand shares of our common stock from affiliates of our related party, Kohlberg Kravis Roberts & Co. L.P., for a total cost of $119 or $32.25 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Stock Purchase Agreement, dated as of March 12, 2021, by and among Title365 Holding Co., Xome Holdings LLC, Blend Labs, Inc. and solely for the purposes set forth therein, Mr. Cooper Group Inc.	8-K	001-14667	2.1	03/15/2021
10.1**	Form of 2021 Performance Stock Unit Agreement – Employee					X
10.2**	Form of 2021 Performance Stock Unit Agreement - Special Retirement Provisions					X
31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101.)					X

**    Management, contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MR. COOPER GROUP INC.

April 29, 2021	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

April 29, 2021	/s/ Christopher G. Marshall
Date	Christopher G. Marshall Vice Chairman & Chief Financial Officer (Principal Financial and Accounting Officer)