Form 10-Q
period 2021-06-30
Mr. Cooper Group Inc.
filed 2021-07-29
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of July 22, 2021 was 86,148,567.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$716	$695
Restricted cash	113	135
Mortgage servicing rights at fair value	3,307	2,703
Advances and other receivables, net of reserves of $191 and $208, respectively	837	940
Mortgage loans held for sale at fair value	6,961	5,720
Property and equipment, net of accumulated depreciation of $108 and $96, respectively	110	113
Deferred tax assets, net	1,118	1,339
Other assets	5,211	7,173
Assets of discontinued operations	4,935	5,347
Total assets	$23,308	$24,165

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,075	$2,074
Advance and warehouse facilities, net	7,310	6,258
Payables and other liabilities	4,895	7,159
MSR related liabilities - nonrecourse at fair value	888	967
Liabilities of discontinued operations	4,790	5,203
Total liabilities	19,958	21,661
Commitments and contingencies (Note 15)
Preferred stock at $0.00001 - 10 million shares authorized, 1.0 million shares issued and outstanding, respectively; aggregate liquidation preference of ten dollars, respectively	—	—
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million and 92.0 million shares issued, respectively	1	1
Additional paid-in-capital	1,120	1,126
Retained earnings	2,434	1,434
Treasury shares at cost - 7.1 million and 2.6 million shares, respectively	(206)	(58)
Total Mr. Cooper stockholders’ equity	3,349	2,503
Non-controlling interests	1	1
Total stockholders’ equity	3,350	2,504
Total liabilities and stockholders’ equity	$23,308	$24,165

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Service related, net	$(8)	$—	$572	$(67)
Net gain on mortgage loans held for sale	582	618	1,261	949
Total revenues	574	618	1,833	882
Expenses:
Salaries, wages and benefits	277	238	554	472
General and administrative	148	160	325	350
Total expenses	425	398	879	822
Interest income	51	22	97	97
Interest expense	(119)	(127)	(245)	(266)
Other income, net	486	—	486	1
Total other income (expenses), net	418	(105)	338	(168)
Income (loss) from continuing operations before income tax expense (benefit)	567	115	1,292	(108)
Less: Income tax expense (benefit)	140	38	306	(26)
Net income (loss) from continuing operations	427	77	986	(82)
Net income (loss) from discontinued operations	12	(4)	14	(16)
Net income (loss)	439	73	1,000	(98)
Less: Net loss attributable to non-controlling interests	—	—	—	(3)
Net income (loss) attributable to Mr. Cooper	439	73	1,000	(95)
Less: Undistributed earnings attributable to participating stockholders	4	1	9	—
Net income (loss) attributable to common stockholders	$435	$72	$991	$(95)

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$4.91	$0.82	$11.13	$(0.86)
Diluted	$4.72	$0.81	$10.65	$(0.86)

Earnings from discontinued operations per common share attributable to Mr. Cooper:
Basic	$0.14	$(0.04)	$0.16	$(0.18)
Diluted	$0.13	$(0.04)	$0.15	$(0.18)

Earnings per common share attributable to Mr. Cooper:
Basic	$5.05	$0.78	$11.29	$(1.04)
Diluted	$4.85	$0.77	$10.80	$(1.04)

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2020	1,000	$—	91,970	$1	$1,108	$961	$—	$2,070	$(4)	$2,066
Shares issued / (surrendered) under incentive compensation plan	—	—	52	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6	—	—	6	—	6
Net income	—	—	—	—	—	73	—	73	—	73
Balance at June 30, 2020	1,000	$—	92,022	$1	$1,114	$1,034	$—	$2,149	$(4)	$2,145

Balance at March 31, 2021	1,000	$—	86,135	$1	$1,113	$1,995	$(206)	$2,903	$1	$2,904
Shares issued / (surrendered) under incentive compensation plan	—	—	14	—	(1)	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	8	—	—	8	—	8
Net income	—	—	—	—	—	439	—	439	—	439
Balance at June 30, 2021	1,000	$—	86,149	$1	$1,120	$2,434	$(206)	$3,349	$1	$3,350

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2020	1,000	$—	91,118	$1	$1,109	$1,122	$—	$2,232	$(1)	$2,231
Shares issued / (surrendered) under incentive compensation plan	—	—	904	—	(5)	—	—	(5)	—	(5)
Share-based compensation	—	—	—	—	10	—	—	10	—	10
Cumulative effect adjustments pursuant to the adoption of CECL-related accounting guidance	—	—	—	—	—	7	—	7	—	7
Net loss	—	—	—	—	—	(95)	—	(95)	(3)	(98)
Balance at June 30, 2020	1,000	$—	92,022	$1	$1,114	$1,034	$—	$2,149	$(4)	$2,145

Balance at January 1, 2021	1,000	$—	89,457	$1	$1,126	$1,434	$(58)	$2,503	$1	$2,504
Shares issued / (surrendered) under incentive compensation plan	—	—	1,197	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	—	—	14	—	—	14	—	14
Repurchase of common stock	—	—	(4,505)	—	—	—	(148)	(148)	—	(148)
Net income	—	—	—	—	—	1,000	—	1,000	—	1,000
Balance at June 30, 2021	1,000	$—	86,149	$1	$1,120	$2,434	$(206)	$3,349	$1	$3,350

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$1,000	$(98)
Less: Net income (loss) from discontinued operations	14	(16)
Net income (loss) from continuing operations	986	(82)
Adjustments to reconcile net income (loss) from continuing operations to net cash attributable to operating activities:
Deferred tax expense (benefit)	220	(49)
Net gain on mortgage loans held for sale	(1,261)	(949)
Provision for servicing and non-servicing reserves	21	11
Fair value changes and amortization of mortgage servicing rights	190	1,055
Fair value changes in MSR related liabilities	2	(89)
Depreciation and amortization for property and equipment and intangible assets	31	36
Gain on sale of business	(487)	—
Other operating activities	24	26
Repurchases of forward loan assets out of Ginnie Mae securitizations	(5,812)	(2,092)
Mortgage loans originated and purchased for sale, net of fees	(47,560)	(23,110)
Sales proceeds and loan payment proceeds for mortgage loans held for sale	52,923	26,606
Changes in assets and liabilities:
Advances and other receivables	48	270
Other assets	101	(5)
Payables and other liabilities	13	(119)
Net cash attributable to operating activities - continuing operations	(561)	1,509
Net cash attributable to operating activities - discontinued operations	447	557
Net cash attributable to operating activities	(114)	2,066

Investing Activities
Property and equipment additions, net of disposals	(26)	(26)
Purchase of forward mortgage servicing rights	(217)	(31)
Proceeds on sale of forward mortgage servicing rights	13	43
Other investing activities	(17)	—
Net cash attributable to investing activities - continuing operations	(247)	(14)
Net cash attributable to investing activities - discontinued operations	—	—
Net cash attributable to investing activities	(247)	(14)

Financing Activities
Increase in advance and warehouse facilities	1,047	(520)
Settlements and repayments of excess spread financing	(81)	(110)
Issuance of unsecured senior notes	—	600
Redemption and repayment of unsecured senior notes	—	(698)
Repurchase of common stock	(148)	—
Other financing activities	(24)	(2)
Net cash attributable to financing activities - continuing operations	794	(730)
Net cash attributable to financing activities - discontinued operations	(440)	(633)
Net cash attributable to financing activities	354	(1,363)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7)	689
Cash, cash equivalents, and restricted cash - beginning of period	913	612
Cash, cash equivalents, and restricted cash - end of period(1)	$906	$1,301

Supplemental Disclosures of Non-cash Investing Activities
Consideration from sale of business	$499	$—
Purchase of forward mortgage servicing rights	$7	$—

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$716	$1,041
Restricted cash	113	178
Restricted cash within assets of discontinued operations	77	82
Total cash, cash equivalents, and restricted cash	$906	$1,301
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

On March 12, 2021, the Company entered into a Stock Purchase Agreement with Blend Labs, Inc. (“Blend Labs”), a Delaware corporation, pursuant to which Blend Labs will acquire the title business of the Company for a purchase price of approximately $500, consisting of approximately $450 in cash, subject to certain adjustments specified therein, and a retained interest of 9.9% for the Company (the “Title Transaction”). The Title Transaction was completed on June 30, 2021, with consideration received on July 1, 2021. A receivable for consideration was recorded in other assets in the Company’s condensed consolidated balance sheets as of June 30, 2021. Pursuant to the Stock Purchase Agreement, all cash generated, subject to certain adjustments, between March 13, 2021 and the closing date of the Title Transaction, were held for the benefit of Blend Labs. A $487 gain on the Title Transaction was recorded in the second quarter of 2021 upon closing of the Title Transaction, which was included in other income, net within the condensed consolidated statements of operations. In addition, the Company recorded total transaction costs of $2 and $5 for the three and six months ended June 30, 2021, respectively. The results of the title business were previously reported under the Xome segment. The carrying amounts of assets and liabilities associated with the title business were not material to the condensed consolidated balance sheets as of December 31, 2020.

On July 1, 2021, the Company entered into a definitive agreement for the sale of its reverse servicing portfolio, operating under the Champion Mortgage brand (“Champion”), to Mortgage Assets Management, LLC and its affiliates (“MAM”). The reverse servicing operation was previously reported in the Company’s Servicing segment. The Company determined the sale of the reverse servicing portfolio qualified for reporting as discontinued operations as of June 30, 2021. As a result, the reverse servicing operation is presented as discontinued operations in the Company’s condensed consolidated statements of operations and the assets and liabilities of the reverse servicing operation are presented as discontinued operations in the Company’s condensed consolidated balance sheets for all periods presented. Unless otherwise indicated, information in this report relates to the Company’s continuing operations. Refer to Note 2, Discontinued Operations for further details.

Basis of Presentation
The interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2020.

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

In the second quarter of 2021, the Company refined its estimation process for determining the fair value of forward MSRs by incorporating an estimate of future cash flows from existing loans that are expected to be recaptured, which is consistent with recent pricing observed from market participants. This refinement did not result in a significant change to the overall valuation of the Company’s mortgage servicing rights (“MSRs”) portfolio. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements for further discussion. There were no other changes to the Company’s use of estimates for the period ended June 30, 2021.

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

2. Discontinued Operations

On July 1, 2021, the Company entered into a definitive agreement for the sale of its reverse servicing portfolio, operating under Champion, to MAM. Upon close of the transaction, which is subject to regulatory approvals and other closing conditions, MAM will assume Champion’s reverse portfolio and related operations. The sale is expected to close prior to the end of 2021. The carrying amounts of assets and liabilities associated with the reverse servicing operation are reported under the Servicing segment. The Company determined reverse servicing operations met the criteria for classification as held for sale as of June 30, 2021 and represents a strategic shift in the Company’s operations. Therefore, the sale of the reverse servicing portfolio qualifies for reporting as discontinued operations, and the assets and liabilities of the reverse servicing portfolio are reported as discontinued operations in the condensed consolidated balance sheets and related results of operations are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.

As part of the transaction, the Company entered into a servicing agreement with MAM, under which the Company will be compensated for continuing to service these reverse loans through the date that the loans are transferred out of Company’s servicing system, which will be the date of close. In addition, the Company will retain certain loans related to the reverse servicing portfolio, primarily related to previously liquidated loans, with total assets of $112 and total liabilities of $88 as of June 30, 2021.

The following table sets forth the assets and liabilities included in discontinued operations:

	June 30, 2021	December 31, 2020
Carrying amounts of assets of discontinued operations
Restricted cash	$77	$83
Reverse mortgage interests, net	4,910	5,253
Other	9	11
Loss recognized on classification as discontinued operations	(61)	—
Total assets of discontinues operations	$4,935	$5,347

Carrying amounts of liabilities of discontinued operations
Advances and warehouse facilities, net	$525	$505
Payables and other liabilities	224	233
Mortgage servicing liabilities	42	41
Other nonrecourse debt, net	3,999	4,424
Total liabilities of discontinued operations	$4,790	$5,203

The following table sets forth the condensed consolidated statements of operations data for discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue - service related, net	$1	$12	$9	$26
Salaries, wages and benefits expense	(8)	(10)	(16)	(22)
General and administrative expense	71	(10)	64	(18)
Interest income	43	53	87	96
Interest expense	(30)	(50)	(64)	(103)
Loss on classification as discontinued operations	(61)	—	(61)	—
Income (loss) from discontinued operations before income tax expense (benefit)	16	(5)	19	(21)
Less: Income tax expense (benefit)	4	(1)	5	(5)
Net income (loss) from discontinued operations	$12	$(4)	$14	$(16)

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities. In estimating the fair value of all mortgage servicing rights and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	June 30, 2021	December 31, 2020
Forward MSRs - fair value	$3,307	$2,703

Excess spread financing - fair value	$867	$934
Mortgage servicing rights financing - fair value	21	33
MSR related liabilities - nonrecourse at fair value	$888	$967

Forward Mortgage Servicing Rights
The following table sets forth the activities of forward MSRs:

	Six Months Ended June 30,
Forward MSRs - Fair Value	2021	2020
Fair value - beginning of period	$2,703	$3,496
Additions:
Servicing retained from mortgage loans sold	554	249
Purchases of servicing rights	218	24
Dispositions:
Sales of servicing assets	(12)	—
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	270	(717)
Changes in valuation due to amortization	(460)	(338)
Other changes	34	43
Fair value - end of period	$3,307	$2,757

During the six months ended June 30, 2021 and 2020, the Company sold $1,076 and $71 in unpaid principal balance (“UPB”) of forward MSRs, of which $1,008 and none were retained by the Company as subservicer, respectively.

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

The following table provides a breakdown of UPB and fair value for the Company’s forward MSRs:

	June 30, 2021		December 31, 2020
Forward MSRs - UPB and Fair Value Breakdown	UPB	Fair Value	UPB	Fair Value
Investor Pools
Agency	$248,799	$2,955	$227,136	$2,305
Non-agency	38,656	352	44,053	398
Total	$287,455	$3,307	$271,189	$2,703

In the second quarter of 2021, the Company refined its estimate of the fair value of forward MSRs by incorporating an estimate of future cash flows from existing loans that are expected to be recaptured. The estimate of future cash flows related to recapture is consistent with recent pricing observed from various market participants, including the Company’s independent, third-party valuation firms. As a result of considering the recapture rate, the Company adjusted its discount rate assumption in order to ensure that the fair value of forward MSRs remains consistent with current market participant pricing and was also corroborated with valuations provided by independent, third parties. The net impact on the overall forward MSRs fair value was not significant during the three and six months ended June 30, 2021. Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of forward MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s forward MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Discount Rate		Total Prepayment Speeds		Cost to Service per Loan
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2021
Mortgage servicing rights	$(112)	$(216)	$(139)	$(268)	$(43)	$(87)

December 31, 2020
Mortgage servicing rights	$(100)	$(192)	$(181)	$(347)	$(45)	$(89)

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

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $867 and $934 as of June 30, 2021 and December 31, 2020, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2021
Excess spread financing	$30	$61	$34	$70

December 31, 2020
Excess spread financing	$30	$62	$41	$84

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $21 and $33 as of June 30, 2021 and December 31, 2020, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Servicing Segment Revenues
The following table sets forth the items comprising total revenues for the Servicing segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenues - Servicing	2021	2020	2021	2020
Contractually specified servicing fees(1)	$275	$285	$551	$582
Other service-related income(1)	214	62	359	111
Incentive and modification income(1)	14	8	28	18
Late fees(1)	16	20	34	47
Mark-to-market adjustments(2)	(180)	(261)	174	(644)
Counterparty revenue share(3)	(76)	(88)	(159)	(164)
Amortization, net of accretion(4)	(158)	(107)	(314)	(191)
Total revenues - Servicing	$105	$(81)	$673	$(241)

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues.
(2)Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $8 and $3 for the three months ended June 30, 2021 and 2020 and $20 and $13 for the six months ended June 30, 2021 and 2020, respectively.
(3)Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSR financing arrangements.
(4)Amortization is net of excess spread accretion of $70 and $79 during the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, amortization is net of excess spread accretion of $146 and $147, respectively.

4. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	June 30, 2021	December 31, 2020
Servicing advances, net of $26 and $72 purchase discount, respectively	$856	$975
Receivables from agencies, investors and prior servicers, net of $20 and $21 purchase discount, respectively	172	173
Reserves	(191)	(208)
Total advances and other receivables, net	$837	$940

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
Reserves for Advances and Other Receivables	2021	2020	2021	2020
Balance - beginning of period	$206	$193	$208	$168
Provision and other additions(1)	26	29	41	59
Write-offs	(41)	(6)	(58)	(11)
Balance - end of period	$191	$216	$191	$216

(1)The Company recorded a provision of $8 and $3 through the MTM adjustments in revenues - service related, net, in the unaudited condensed consolidated statements of operations during the three months ended June 30, 2021 and 2020, respectively, and $20 and $13 during the six months ended June 30, 2021 and 2020, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended June 30,
	2021		2020
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$63	$20	$125	$21
Utilization of purchase discounts	(37)	—	(8)	—
Balance - end of period	$26	$20	$117	$21

	Six Months Ended June 30,
	2021		2020
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$72	$21	$131	$21
Utilization of purchase discounts	(46)	(1)	(14)	—
Balance - end of period	$26	$20	$117	$21

Credit Loss for Advances and Other Receivables
During the three and six months ended June 30, 2021, the Company increased the current expected credit loss (“CECL”) reserve by $3 and $4, respectively. During the three and six months ended June 30, 2020, the Company increased the CECL reserve by $8 and $14, respectively. As of June 30, 2021, the total CECL reserve was $42, of which $25 and $17 were recorded in reserves and purchase discount for advances and other receivables, respectively. As of June 30, 2020, the total CECL reserve was $31, of which $14 and $17 were recorded in reserves and purchase discount for advances and other receivables, respectively.

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

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	June 30, 2021	December 31, 2020
Mortgage loans held for sale – UPB	$6,706	$5,438
Mark-to-market adjustment(1)	255	282
Total mortgage loans held for sale	$6,961	$5,720

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the unaudited condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Six Months Ended June 30,
Mortgage Loans Held for Sale	2021	2020
Balance - beginning of period	$5,720	$4,077
Loans sold	(52,128)	(26,149)
Mortgage loans originated and purchased, net of fees	47,560	23,110
Repurchase of loans out of Ginnie Mae securitizations	5,812	2,092
Net change in unrealized (loss) gain on retained loans held for sale	(5)	42
Net transfers of mortgage loans held for sale(1)	2	7
Balance - end of period	$6,961	$3,179

(1)Amount reflects transfers to other assets for loans transitioning into REO status and transfers to advances and other receivables, net, for claims made on certain government insurance mortgage loans. Transfers out are net of transfers in upon receipt of proceeds from an REO sale or claim filing.

During the six months ended June 30, 2021 and 2020, the Company received proceeds of $52,923 and $26,606, respectively, on the sale of mortgage loans held for sale, resulting in gains of $795 and $457, respectively.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	June 30, 2021		December 31, 2020
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$1,178	$1,216	$64	$54

(1)Non-accrual UPB includes $1,149 and $48 of UPB related to Ginnie Mae repurchased loans as of June 30, 2021 and December 31, 2020, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $19 and $20 as of June 30, 2021 and December 31, 2020, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $4,057 and $6,159 as of June 30, 2021 and December 31, 2020, respectively, which are included in both other assets and payables and other liabilities in the condensed consolidated balance sheets. Loans subject to repurchase from Ginnie Mae as of June 30, 2021 and December 31, 2020 include $3,825 and $5,879 loans in forbearance related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), respectively, whereby no payments have been received from borrowers for greater than 90 days.

7. Goodwill and Intangible Assets

The Company had goodwill of $120 as of June 30, 2021 and December 31, 2020. The Company had intangible assets of $22 and $31 as of June 30, 2021 and December 31, 2020, respectively. Goodwill and intangible assets are included in other assets within the condensed consolidated balance sheets.

8. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations. Derivative instruments utilized by the Company primarily include interest rate lock commitments (“IRLCs”), loan purchase commitments (“LPCs”), forward Mortgage Backed Securities (“MBS”) purchase commitments, Eurodollar and Treasury futures and interest rate swap agreements. The changes in value on the derivative instruments are recorded in earnings as a component of net gain on mortgage loans held for sale on the condensed consolidated statements of operations and condensed consolidated statement of cash flows, except for a portion of forward MBS trades to hedge MSR pipelines and related fair value changes, which is recorded in service related, net on the condensed consolidated statements of operations and in changes in other assets or other liabilities on the condensed consolidated statements of cash flows.

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments:

		June 30, 2021		Six Months Ended June 30, 2021
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2021	$1,514	$39	$(63)
Derivative financial instruments
IRLCs	2021	6,730	204	(210)
LPCs	2021	1,984	10	(28)
Forward MBS trades	2021	9,749	27	(10)
Swap futures	2021	60	—	—
Total derivative financial instruments - assets		$18,523	$241	$(248)
Liabilities
Derivative financial instruments
IRLCs	2021	$9	$—	$—
LPCs	2021	708	1	—
Forward MBS trades	2021	11,747	25	(131)
Total derivative financial instruments - liabilities		$12,464	$26	$(131)

		June 30, 2020		Six Months Ended June 30, 2020
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2020	$1,673	$81	$48
Derivative financial instruments
IRLCs	2020	9,227	370	235
LPCs	2020	1,823	18	6
Forward MBS trades	2020	1,239	3	(3)
Eurodollar futures	2020-2021	6	—	—
Total derivative financial instruments - assets		$12,295	$391	$238
Liabilities
Derivative financial instruments
LPCs	2020	$55	$—	$(2)
Forward MBS trades	2020	10,119	50	37
Eurodollar futures	2020-2021	5	—	—
Total derivative financial instruments - liabilities		$10,179	$50	$35

The Company held $2 and $61 in collateral deposits on derivative instruments as of June 30, 2021 and December 31, 2020, respectively, which are recorded in other assets in the Company’s condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

9. Indebtedness

Advance and Warehouse Facilities

					June 30, 2021		December 31, 2020
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$875 advance facility	CP+2.0% to 6.5%	January 2022	Servicing advance receivables	$875	$143	$168	$168	$195
$640 advance facility(1)	LIBOR+3.9%	August 2022	Servicing advance receivables	640	201	264	235	305
$425 advance facility	LIBOR+1.7% to 6.5%	October 2021	Servicing advance receivables	425	167	219	192	246
$100 advance facility	LIBOR+2.5%	January 2022	Servicing advance receivables	100	66	69	74	98
Advance facilities principal amount					577	720	669	844

Warehouse Facilities
$2,500 warehouse facility(2)	LIBOR+1.6% to 1.9%	October 2021	Mortgage loans or MBS	2,500	1,374	1,424	1,003	1,037
$2,000 warehouse facility(3)	LIBOR+1.5% to 1.8%	February 2023	Mortgage loans or MBS	2,000	1,968	2,124	339	392
$1,500 warehouse facility	LIBOR+1.5%	June 2022	Mortgage loans or MBS	1,500	607	584	1,081	1,028
$1,350 warehouse facility(4)(5)	LIBOR+1.8% to 3.9%	September 2022	Mortgage loans or MBS	1,350	1,018	1,065	951	977
$1,200 warehouse facility(5)	LIBOR+1.8% to 3.0%	November 2021	Mortgage loans or MBS	1,200	293	303	586	607
$750 warehouse facility	LIBOR+1.8% to 2.3%	August 2021	Mortgage loans or MBS	750	400	412	477	492
$750 warehouse facility	LIBOR+1.7% to 2.8%	October 2021	Mortgage loans or MBS	750	303	313	562	574
$600 warehouse facility(5)	LIBOR+2.5%	February 2022	Mortgage loans or MBS	600	77	78	—	—
$500 warehouse facility	LIBOR+1.5% to 3.0%	June 2023	Mortgage loans or MBS	500	—	—	—	—
$500 warehouse facility(5)	LIBOR+1.5% to 4.0%	June 2022	Mortgage loans or MBS	500	146	145	—	—
$300 warehouse facility	LIBOR+1.4%	January 2022	Mortgage loans or MBS	300	93	94	163	164
$200 warehouse facility	LIBOR+1.8%	August 2021	Mortgage loans or MBS	200	180	184	131	134
$50 warehouse facility	LIBOR+1.8% to 4.8%	April 2022	Mortgage loans or MBS	50	11	15	37	42
$30 warehouse facility(5)(6)	LIBOR+3.3%	January 2022	Mortgage loans or MBS	30	—	—	—	—
Warehouse facilities principal amount					6,470	6,741	5,330	5,447

MSR Facilities
$260 warehouse facility(1)	LIBOR+3.9%	August 2022	MSR	260	260	865	260	668
$200 warehouse facility	LIBOR+3.5%	August 2021	MSR	200	—	517	—	247
$150 warehouse facility(4)	LIBOR+3.8%	September 2022	MSR	150	—	453	—	228
$50 warehouse facility	LIBOR+3.3%	November 2022	MSR	50	10	72	10	74
MSR facilities principal amount					270	1,907	270	1,217

Advance, warehouse and MSR facilities principal amount					7,317	$9,368	6,269	$7,508
Unamortized debt issuance costs					(7)		(11)
Advance and warehouse facilities, net					$7,310		$6,258

Pledged Collateral for warehouse and MSR facilities:
Mortgage loans held for sale					$6,470	$6,741	$5,330	$5,447
MSR					270	1,907	270	1,217

(1)Total capacity for this facility is $900, of which $640 is internally allocated for advance financing and $260 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations.
(2)The capacity amount for this warehouse facility increased from $1,500 to $2,500 in 2021.
(3)The capacity amount for this warehouse facility subsequently increased from $2,000 to $4,000 in July 2021.
(4)Total capacity amount for this facility is $1,500, of which $150 is a sublimit for MSR financing.
(5)The outstanding and collateral pledged amounts excluded balances related to reverse mortgage interests, which are included in liabilities of discontinued operations. Refer to Note 2, Discontinued Operations for further details on liabilities of discontinued operations.
(6)The capacity amount for this warehouse facility decreased from $40 to $30 in 2021.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	June 30, 2021	December 31, 2020
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	$850	$850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
Unsecured senior notes principal amount	2,100	2,100
Unamortized debt issuance costs	(25)	(26)
Unsecured senior notes, net	$2,075	$2,074

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the six months ended June 30, 2021 and three months ended June 30, 2020. During the six months ended June 30, 2020, the Company repaid $100 in principal of outstanding notes, and redeemed $598 in principal of outstanding notes, resulting in a gain of $1.

As of June 30, 2021, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2021 through 2025	$—
Thereafter	2,100
Total unsecured senior notes principal amount	$2,100

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of June 30, 2021.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	June 30, 2021	December 31, 2020
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$44	$47
Advances and other receivables, net	387	441
Total assets	$431	$488

Liabilities
Advance facilities(1)	$310	$358
Payables and other liabilities	—	1
Total liabilities	$310	$359

(1)Refer to advance facilities in Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	June 30, 2021	December 31, 2020
Total collateral balances - UPB	$1,230	$1,326
Total certificate balances	$1,229	$1,329

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of June 30, 2021 and December 31, 2020. Therefore, it does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	June 30, 2021	December 31, 2020
Unconsolidated securitization trusts	$141	$154

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Earnings Per Share	2021	2020	2021	2020
Net income (loss) from continuing operations	$427	$77	$986	$(82)
Less: Net loss attributable to non-controlling interests	—	—	—	(3)
Less: Undistributed earnings from continuing operations attributable to participating stockholders	4	1	9	—
Net income (loss) from continuing operations attributable to Mr. Cooper common stockholders	$423	$76	$977	$(79)

Net income (loss) from discontinued operations	$12	$(4)	$14	$(16)
Less: Undistributed earnings from discontinued operations attributable to participating stockholders	—	—	—	—
Net income (loss) from discontinued operations attributable to Mr. Cooper common stockholders	$12	$(4)	$14	$(16)

Net income (loss)	$439	$73	$1,000	$(98)
Less: Net loss attributable to non-controlling interests	—	—	—	(3)
Net income (loss) attributable to Mr. Cooper	439	73	1,000	(95)
Less: Undistributed earnings attributable to participating stockholders	4	1	9	—
Net income (loss) attributable to common stockholders	$435	$72	$991	$(95)

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$4.91	$0.82	$11.13	$(0.86)
Diluted	$4.72	$0.81	$10.65	$(0.86)

Earnings from discontinued operations per common share attributable to Mr. Cooper:
Basic	$0.14	$(0.04)	$0.16	$(0.18)
Diluted	$0.13	$(0.04)	$0.15	$(0.18)

Earnings per common share attributable to Mr. Cooper:
Basic	$5.05	$0.78	$11.29	$(1.04)
Diluted	$4.85	$0.77	$10.80	$(1.04)

Weighted average shares of common stock outstanding (in thousands):
Basic	86,142	91,997	87,791	91,691
Dilutive effect of stock awards(1)	2,664	176	3,123	—
Dilutive effect of participating securities(1)	839	839	839	—
Diluted	89,645	93,012	91,753	91,691

(1)For periods with net loss, the Company excluded potential common shares from the computation of diluted EPS because inclusion would be antidilutive.

12. Income Taxes

For the three and six months ended June 30, 2021, the effective tax rate was 24.8% and 23.7%, respectively, which differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation. The effective tax rate decreased during the six months ended June 30, 2021 compared to the same period in 2020, primarily due to quarterly discrete tax items related to the completion of the Title Transaction and excess tax benefit from stock-based compensation.

For the three and six months ended June 30, 2020, the effective tax rate was 33.0% and 24.2%, respectively, which differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation.

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

There have been no significant changes to the valuation techniques and inputs used by the Company in estimating fair values of Level 2 and Level 3 assets and liabilities as disclosed in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2020, with the exception of the following:

Mortgage Servicing Rights – Fair Value (Level 3) – The Company estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on a discounted cash flow model which incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues, float earnings and other assumptions (including costs to service, recapture rates and forbearance rates), with the key assumptions being mortgage prepayment speeds, discount rates, and cost to service. In the second quarter of 2021, the Company refined its estimate of the fair value of forward MSRs by incorporating an estimate of future cash flows from loans that are expected to be recaptured. The estimate of future cash flows related to recapture is consistent with recent pricing observed from various market participants, including the Company’s independent third-party valuation firms As a result of considering the recapture rate, the Company adjusted its discount rate assumption in order to ensure that the fair value of forward MSRs remains consistent with current market participant pricing and is reflective of an exit price. The estimated fair value was also corroborated with valuations provided by independent third parties. The net impact on the overall forward MSRs fair value was not significant during the three and six months ended June 30, 2021. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities, for more information.

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$6,961	$—	$6,961	$—
Forward mortgage servicing rights	3,307	—	—	3,307
Derivative financial instruments
IRLCs	204	—	—	204
LPCs	10	—	—	10
Forward MBS trades	27	—	27	—

Liabilities
Derivative financial instruments
LPCs	1	—	—	1
Forward MBS trades	25	—	25	—
Mortgage servicing rights financing	21	—	—	21
Excess spread financing	867	—	—	867

	December 31, 2020
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$5,720	$—	$5,720	$—
Forward mortgage servicing rights	2,703	—	—	2,703
Derivative financial instruments
IRLCs	414	—	—	414
LPCs	38	—	—	38
Forward MBS trades	37	—	37	—

Liabilities
Derivative financial instruments
LPCs	1	—	—	1
Forward MBS trades	156	—	156	—
Mortgage servicing rights financing	33	—	—	33
Excess spread financing	934	—	—	934

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Six Months Ended June 30, 2021
	Assets			Liabilities
Fair Value - Level 3 Assets and Liabilities	Forward mortgage servicing rights	IRLCs	LPCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$2,703	$414	$38	$934	$33
Changes in fair value included in earnings	(190)	(210)	(28)	14	(12)
Other changes	34	—	—	—	—
Purchases, issuances, sales, repayments and settlements
Purchases	218	—	—	—	—
Issuances	554	—	—	—	—
Sales	(12)	—	—	—	—
Settlements and repayments	—	—	—	(81)	—
Balance - end of period	$3,307	$204	$10	$867	$21

	Six Months Ended June 30, 2020
	Assets		Liabilities
Fair Value - Level 3 Assets and Liabilities	Forward mortgage servicing rights	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,496	$135	$1,311	$37
Changes in fair value included in earnings	(1,055)	235	(101)	12
Other changes	43	—	—	—
Purchases, issuances, sales, repayments and settlements
Purchases	24	—	—	—
Issuances	249	—	24	—
Settlements and repayments	—	—	(110)	—
Balance - end of period	$2,757	$370	$1,124	$49

No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the six months ended June 30, 2021 and 2020.

The tables below present the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	June 30, 2021			December 31, 2020
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
Forward MSR
Discount rate	9.5%	13.8%	11.0%	8.2%	12.0%	9.4%
Prepayment speed	12.4%	18.8%	13.6%	14.2%	21.3%	15.4%
Cost to service per loan(1)	$63	$223	$86	$66	$257	$98
Average life(2)			5.5 years			5.0 years

IRLCs
Value of servicing (basis points per loan)	(0.7)	2.3	1.4	(1.0)	2.2	1.2

Excess spread financing
Discount rate	9.5%	13.8%	11.2%	9.9%	15.7%	12.2%
Prepayment speed	12.6%	15.3%	13.5%	13.9%	15.0%	14.4%
Recapture rate	13.7%	29.5%	21.3%	17.7%	24.2%	19.5%
Average life(2)			5.4 years			5.1 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	5.3%	8.2%	6.9%	4.6%	8.5%	7.5%
Annual advance recovery rates	18.9%	22.7%	20.8%	18.3%	22.0%	19.9%

(1)Presented in whole dollar amounts.
(2)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	June 30, 2021
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$716	$716	$—	$—
Restricted cash	113	113	—	—
Advances and other receivables, net	837	—	—	837
Loans subject to repurchase from Ginnie Mae	4,057	—	4,057	—
Financial liabilities
Unsecured senior notes, net	2,075	2,117	—	—
Advance and warehouse facilities, net	7,310	—	7,317	—
Liability for loans subject to repurchase from Ginnie Mae	4,057	—	4,057	—

	December 31, 2020
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$695	$695	$—	$—
Restricted cash	135	135	—	—
Advances and other receivables, net	940	—	—	940
Loans subject to repurchase from Ginnie Mae	6,159	—	6,159	—
Financial liabilities
Unsecured senior notes, net	2,074	2,208	—	—
Advance and warehouse facilities, net	6,258	—	6,269	—
Liability for loans subject to repurchase from Ginnie Mae	6,159	—	6,159	—

14. Capital Requirements

Certain of the Company’s secondary market investors require minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of June 30, 2021, the Company was in compliance with its selling and servicing capital requirements.

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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company, which includes legal settlements and the fees paid to external legal service providers, of $8 and $21 for three and six months ended June 30, 2021, respectively, and $12 and $27 for three and six months ended June 30, 2020, respectively, was included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

For matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. Management currently believes the aggregate range of reasonably possible loss is $2 to $17 in excess of the accrued liability (if any) related to those matters as of June 30, 2021. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of forward mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of June 30, 2021, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

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

In the second quarter of 2021, the Company entered into an agreement, under which the Company committed a total of $83 over a period of 5 years in exchange for cloud platform service.

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

On June 30, 2021, the Company closed the previously announced sale of title business to Blend Labs. Pursuant to the Stock Purchase Agreement, all cash generated, subject to certain adjustments, between March 13, 2021 and the closing date of the Title Transaction, were held for the benefit of Blend Labs. The title business was reported in the Company’s Xome segment. See Note 1, Nature of Business and Basis of Presentation for further details. The Company recorded a $487 gain in the second quarter of 2021 upon closing of the transaction. The gain was included in other income, net in the condensed statements of operations and reported under the Xome segment.

On July 1, 2021, the Company entered into a definitive agreement for the sale of its reverse servicing portfolio, operating under the Champion Mortgage brand, to Mortgage Assets Management, LLC and its affiliates. The reverse servicing operation was previously reported in the Company’s Servicing segment. The reverse servicing operation is presented as discontinued operations in Company’s condensed consolidated financial statements for all periods presented and as such is not included in the continuing operations of the Servicing segment. Refer to Note 2, Discontinued Operations for further details. As of June 30, 2021 and December 31, 2020, total assets of discontinued operations was $4,935 and $5,347, respectively.

The following tables present financial information by segment:

	Three Months Ended June 30, 2021
Financial Information by Segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$(92)	$45	$39	$—	$(8)
Net gain on mortgage loans held for sale	197	385	—	—	582
Total revenues	105	430	39	—	574
Total expenses	121	226	45	33	425
Interest income	25	26	—	—	51
Interest expense	(65)	(23)	—	(31)	(119)
Other income, net	—	—	486	—	486
Total other (expenses) income, net	(40)	3	486	(31)	418
(Loss) Income from continuing operations before income tax (benefit) expense	$(56)	$207	$480	$(64)	$567
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$7	$6	$3	$—	$16
Total assets	$15,973	$4,582	$573	$2,180	$23,308

	Three Months Ended June 30, 2020
Financial Information by Segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$(126)	$21	$106	$(1)	$—
Net gain on mortgage loans held for sale	45	573	—	—	618
Total revenues	(81)	594	106	(1)	618
Total expenses	102	167	95	34	398
Interest income	3	19	—	—	22
Interest expense	(67)	(13)	—	(47)	(127)
Other income (expense), net	—	—	1	(1)	—
Total other (expenses) income, net	(64)	6	1	(48)	(105)
(Loss) income from continuing operations before income tax (benefit) expense	$(247)	$433	$12	$(83)	$115
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$4	$4	$3	$6	$17
Total assets	$10,736	$3,592	$135	$2,837	$17,300

	Six Months Ended June 30, 2021
Financial information by segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$349	$88	$135	$—	$572
Net gain on mortgage loans held for sale	324	937	—	—	1,261
Total revenues	673	1,025	135	—	1,833
Total expenses	231	457	132	59	879
Interest income	48	49	—	—	97
Interest expense	(136)	(48)	—	(61)	(245)
Other income, net	—	—	486	—	486
Total other (expenses) income, net	(88)	1	486	(61)	338
Income (loss) from continuing operations before income tax (benefit) expense	$354	$569	$489	$(120)	$1,292
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$12	$10	$6	$3	$31
Total assets	$15,973	$4,582	$573	$2,180	$23,308

	Six Months Ended June 30, 2020
Financial information by segment	Servicing	Originations	Xome	Corporate/Other	Consolidated
Revenues
Service related, net	$(320)	$41	$212	$—	$(67)
Net gain on mortgage loans held for sale	79	870	—	—	949
Total revenues	(241)	911	212	—	882
Total expenses	231	333	191	67	822
Interest income	43	53	—	1	97
Interest expense	(127)	(40)	—	(99)	(266)
Other income (expense), net	—	—	2	(1)	1
Total other (expenses) income, net	(84)	13	2	(99)	(168)
(Loss) income from continuing operations before income tax expense (benefit)	$(556)	$591	$23	$(166)	$(108)
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$8	$7	$6	$15	$36
Total assets	$10,736	$3,592	$135	$2,837	$17,300

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

Overview

We are a leading servicer and originator of residential mortgage loans, and a provider of real estate services through our Xome subsidiary. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $654 billion as of June 30, 2021. We believe this track record reflects our strong operating capabilities, which include a proprietary low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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
•Grow our servicing portfolio to $1 trillion in UPB and grow our customer base by acquiring new customers and retaining existing customers;
•Reinvent the customer experience by acting as the customer’s advocate and by harnessing technology to deliver user-friendly digital solutions;
•Sustain the talent of our people and the culture of our organization; and
•Maintain strong relationships with agencies, investors, regulators, and other counterparties and a strong reputation for compliance and customer service.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic introduces unprecedented uncertainty in the economy, including the risk of a significant employment shock and recessionary conditions, with implications for the health and safety of our employees, borrower delinquency rates, servicing advances, origination volumes, the availability of financing, and our overall profitability and liquidity. We have implemented the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which makes available forbearance plans for up to eighteen months for borrowers under government and government agency mortgage programs, which we have extended to borrowers in our private label mortgage servicing portfolio. As of July 18, 2021, approximately 3.6% of our customers were on a forbearance plan, down from a peak of 7.2% in July 2020. More customers are now exiting forbearance than are entering. We include loans in forbearance related to the CARES Act, whereby no payments have been received from borrowers for greater than 90 days, in loans subject to repurchase rights from Ginnie Mae in other assets and payables and other liabilities on a gross basis. The balance was $3,825 as of June 30, 2021. See liquidity discussion related to the COVID-19 pandemic in Liquidity and Capital Resources section in MD&A.

Anticipated Trends

In the second quarter of 2021, our forward MSR and subservicing portfolio continued to grow due to strong execution across all channels - correspondent, direct-to-consumer, subservicing and acquisitions. We expect to see continued portfolio growth in the remainder of 2021. We benefited from early-buyout gains in the first half of 2021 as we helped customers exit forbearance and expect another quarter of strong early-buyout revenues in third quarter of 2021, although down about 30% sequentially, after which revenues will begin to taper off, since we will be nearing the end of the inventory, as loans in forbearance continue to decrease. Based on the current interest rate environment, we expect prepayment speeds and amortization to be roughly flat in the third quarter of 2021. On July 1, 2021, we entered into a definitive agreement for the sale of our reverse servicing portfolio, operating under the Champion Mortgage brand. The sale is expected to close prior to the end of 2021. Refer to Note 2, Discontinued Operations, for further details. The sale of the reverse servicing portfolio allows us to focus on our core business.

Our Originations segment continued to generate strong funded volumes from both the correspondent and direct-to-consumer channels in the second quarter of 2021 despite competitive pricing pressure. We expect the originations profits to be relatively flat quarter-over-quarter in the third quarter of 2021.

Our Xome segment completed the previously announced sale of its title business in the second quarter of 2021 for total consideration of approximately $500 and recognized a one-time gain of $487. In connection with the sale agreement, earnings from the title business subsequent to March 12, 2021 were held for the benefit of the buyer, therefore, the title business did not contribute to the Xome segment’s earnings in the second quarter of 2021. Xome’s revenue from the Exchange division has been, negatively impacted due to the foreclosure moratoriums. The current foreclosure moratoriums are set to expire on July 31, 2021.

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended June 30,
	2021	2020	Change
Revenues - operational(1)	$754	$879	$(125)
Revenues - mark-to-market	(180)	(261)	81
Total revenues	574	618	(44)
Total expenses	425	398	27
Total other income (expenses), net	418	(105)	523
Income from continuing operations before income tax expense	567	115	452
Less: Income tax expense	140	38	102
Net income from continuing operations	427	77	350
Less: Net income attributable to non-controlling interests	—	—	—
Net income from continuing operations attributable to Mr. Cooper	$427	$77	$350

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

During the three months ended June 30, 2021, income from continuing operations before income tax expense increased to $567 from $115 in 2020. The increase was primarily driven by the completion of our previously announced sale of the title business to Blend Labs Inc. on June 30, 2021, which resulted in a $487 gain recorded in total other income (expenses), net. See further discussions in the Segment Results section of the MD&A.

During the three months ended June 30, 2021 and 2020, we had income tax expense from continuing operations. The effective tax rate during the three months ended June 30, 2021 was 24.8% as compared to the effective tax rate of 33.0% in 2020. The change in effective tax rate is primarily attributable to state income taxes and discrete tax items during the three months ended June 30, 2021 as compared to 2020.

Table 1.1 Consolidated Operations

	Six Months Ended June 30,
	2021	2020	Change
Revenues - operational(1)	$1,659	$1,526	$133
Revenues - Mark-to-market	174	(644)	818
Total revenues	1,833	882	951
Total expenses	879	822	57
Total other income (expenses), net	338	(168)	506
Income (loss) from continuing operations before income tax expense (benefit)	1,292	(108)	1,400
Less: Income tax expense (benefit)	306	(26)	332
Net income (loss) from continuing operations	986	(82)	1,068
Less: Net income (loss) attributable to non-controlling interests	—	(3)	3
Net income (loss) from continuing operations attributable to Mr. Cooper	$986	$(79)	$1,065
(1)Revenues - operational consists of total revenues, excluding mark-to-market.

During the six months ended June 30, 2021, we recorded income from continuing operations before income tax expense of $1,292 compared to a loss from continuing operations before income tax benefit of $108 for 2020. The change was primarily driven by the completion of our previously announced sale of the title business to Blend Labs Inc. on June 30, 2021, which resulted in a $487 gain recorded in total other income (expenses), net. The change was also attributable to a favorable MTM adjustments in 2021 compared to negative MTM adjustments in 2020. See further discussions in Segment Results section of the MD&A.

During the six months ended June 30, 2021 and 2020, we had an income tax expense and benefit, respectively. The effective tax rate during the six months ended June 30, 2021 was 23.7% as compared to the effective tax rate of 24.2% in 2020. The change in effective tax rate is primarily attributable to state income taxes and nondeductible executive compensation expenses during the six months ended June 30, 2021 as compared to 2020.

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
•The Xome segment provides a variety of real estate services to mortgage originators, mortgage and real estate investors, and mortgage servicers, including valuation, title, and field services, and operates an exchange which facilitates the sale of foreclosed properties. On March 12, 2021, we entered into an agreement to sell the title business. The sale was completed on June 30, 2021. For more information, see Note 1, Nature of Business and Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements (unaudited).

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

Table 2. Servicer Ratings

	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	May 2021	February 2021	December 2020

Residential	RPS2	SQ2-	Above Average
Master Servicer	RMS2+	SQ2	Above Average
Special Servicer	RSS2	SQ2-	Above Average
Subprime Servicer	RPS2	SQ2-	Above Average

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended June 30,
	2021		2020		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$443	27	$287	19	$156	8
Amortization, net of accretion	(158)	(10)	(107)	(7)	(51)	(3)
Mark-to-market	(180)	(11)	(261)	(17)	81	6
Total revenues	105	6	(81)	(5)	186	11
Expenses
Salaries, wages and benefits	70	4	65	4	5	—
General and administrative
Servicing support fees	22	1	24	2	(2)	(1)
Corporate and other general and administrative expenses	30	2	30	2	—	—
Foreclosure and other liquidation related (recoveries) expenses, net	(8)	—	(21)	(1)	13	1
Depreciation and amortization	7	—	4	—	3	—
Total general and administrative expenses	51	3	37	3	14	—
Total expenses	121	7	102	7	19	—
Other income (expense)
Other interest income	25	2	3	—	22	2
Interest income	25	2	3	—	22	2
Advance interest expense	(4)	—	(8)	—	4	—
Other interest expense	(61)	(4)	(59)	(4)	(2)	—
Interest expense	(65)	(4)	(67)	(4)	2	—
Total other expenses, net	(40)	(2)	(64)	(4)	24	2
(Loss) from continuing operations before income tax expense (benefit)	$(56)	(3)	$(247)	(16)	$191	13

Weighted average cost - advance facilities	3.4%		2.9%		0.5%
Weighted average cost - excess spread financing	9.0%		9.0%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 3.1 Servicing - Revenues

	Three Months Ended June 30,
	2021		2020		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Forward MSR Operational Revenue
Base servicing fees	$221	14	$239	16	$(18)	(2)
Modification fees(2)	7	—	2	—	5	—
Incentive fees(2)	—	—	5	1	(5)	(1)
Late payment fees(2)	14	1	16	1	(2)	—
Other ancillary revenues(2)	208	13	44	3	164	10
Total forward MSR operational revenue	450	28	306	21	144	7
Base subservicing fees and other subservicing revenue(2)	69	4	69	4	—	—
Total servicing fee revenue	519	32	375	25	144	7
MSR financing liability costs	(6)	(1)	(9)	(1)	3	—
Excess spread costs - principal	(70)	(4)	(79)	(5)	9	1
Total operational revenue	443	27	287	19	156	8
Amortization, Net of Accretion
Forward MSR amortization	(228)	(14)	(186)	(12)	(42)	(2)
Excess spread accretion	70	4	79	5	(9)	(1)
Total amortization, net of accretion	(158)	(10)	(107)	(7)	(51)	(3)
Mark-to-Market Adjustments
MSR fair value MTM	(240)	(15)	(316)	(21)	76	6
Other MTM(3)	31	2	(5)	—	36	2
Excess spread / financing MTM	29	2	60	4	(31)	(2)
Total MTM adjustments	(180)	(11)	(261)	(17)	81	6
Total revenues - Servicing	$105	6	$(81)	(5)	$186	11

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $8 and $3 during the three months ended June 30, 2021 and 2020, respectively.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Forward - Other ancillary revenue increased during the three months ended June 30, 2021 as compared to 2020 primarily due to the $181 gain on sale associated with loans bought out of GNMA securitization, modified and redelivered following GNMA guidelines.

Forward MSR amortization increased during the three months ended June 30, 2021 as compared to 2020, primarily due to higher prepayments driven by the low interest rate environment.

Negative MTM adjustments decreased during the three months ended June 30, 2021 compared to 2020, primarily due to favorable impact from changes in interest rates.

Subservicing - There were no material changes for Subservicing fees during the three months ended June 30, 2021 as compared to 2020.

Servicing Segment Expenses
Total expenses increased during the three months ended June 30, 2021 as compared to 2020, primarily driven by the change in foreclosure and other liquidation related recoveries, net. Foreclosure and other liquidation related recoveries, net decreased in 2021 compared to 2020, primarily due to a decrease in the release of loss reserves on servicing advances.

Servicing Segment Other Income (Expenses), net
Total other expenses, net decreased during the three months ended June 30, 2021 as compared to 2020, primarily due to an increase in other interest income due to higher pandemic related buyouts.

Table 4. Servicing Segment Results of Operations

	Six Months Ended June 30,
	2021		2020		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$813	26	$594	20	$219	6
Amortization, net of accretion	(314)	(10)	(191)	(7)	(123)	(3)
Mark-to-market	174	5	(644)	(21)	818	26
Total revenues	673	21	(241)	(8)	914	29
Expenses
Salaries, wages and benefits	136	4	139	5	(3)	(1)
General and administrative
Servicing support fees	43	1	45	1	(2)	—
Corporate and other general and administrative expenses	60	2	62	2	(2)	—
Foreclosure and other liquidation related (recoveries) expenses, net	(20)	—	(23)	—	3	—
Depreciation and amortization	12	—	8	—	4	—
Total general and administrative expenses	95	3	92	3	3	—
Total expenses	231	7	231	8	—	(1)
Other income (expense)
Other interest income	48	1	43	1	5	—
Interest income	48	1	43	1	5	—
Advance interest expense	(10)	—	(13)	—	3	—
Other interest expense	(126)	(4)	(114)	(4)	(12)	—
Interest expense	(136)	(4)	(127)	(4)	(9)	—
Total other expenses, net	(88)	(3)	(84)	(3)	(4)	—
Income (loss) from continuing operations before income tax expense (benefit)	$354	11	$(556)	(19)	$910	30

Weighted average cost - advance facilities	3.2%		3.0%		0.2%
Weighted average cost - excess spread financing	9.0%		9.0%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 4.1 Servicing - Revenues

	Six Months Ended June 30,
	2021		2020		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Forward MSR Operational Revenue
Base servicing fees	$444	14	$489	16	$(45)	(2)
Modification fees(2)	14	—	5	—	9	—
Incentive fees(2)	1	—	9	1	(8)	(1)
Late payment fees(2)	28	1	39	1	(11)	—
Other ancillary revenues(2)	349	11	82	3	267	8
Total forward MSR operational revenue	836	26	624	21	212	5
Base subservicing fees and other subservicing revenue(2)	136	5	134	4	2	1
Total servicing fee revenue	972	31	758	25	214	6
MSR financing liability costs	(13)	—	(17)	—	4	—
Excess spread costs - principal	(146)	(5)	(147)	(5)	1	—
Total operational revenue	813	26	594	20	219	6
Amortization, Net of Accretion
Forward MSR amortization	(460)	(15)	(338)	(12)	(122)	(3)
Excess spread accretion	146	5	147	5	(1)	—
Total amortization, net of accretion	(314)	(10)	(191)	(7)	(123)	(3)
Mark-to-Market Adjustments
MSR fair value MTM	270	8	(717)	(24)	987	32
Other MTM(3)	(94)	(3)	(16)	—	(78)	(3)
Excess spread / financing MTM	(2)	—	89	3	(91)	(3)
Total MTM adjustments	174	5	(644)	(21)	818	26
Total revenues - Servicing	$673	21	$(241)	(8)	$914	29

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $20 and $13 during the six months ended June 30, 2021 and 2020, respectively.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Forward - Base servicing fee revenue decreased during the six months ended June 30, 2021 as compared to 2020 primarily due a decrease in average outstanding forward UPB and increase in delinquencies. Other ancillary revenues increased primarily due to the $290 gain on sale associated with loans bought out of GNMA securitization, modified and redelivered following GNMA guidelines. Late payment fees decreased due to loan forbearance related to the CARES Act.

Forward MSR amortization increased during the six months ended June 30, 2021 as compared to 2020, primarily due to higher prepayments driven by the low interest rate environment.

MTM adjustments increased during the six months ended June 30, 2021 compared to 2020, primarily due to favorable impact from changes in interest rates. Other MTM decreased during the six months ended June 30, 2021 compared to 2020 primarily due to losses related to loan-related derivatives.

Subservicing - There were no material changes for Subservicing fees during the six months ended June 30, 2021 as compared to 2020.

Servicing Segment Expenses
There were no material changes for total expenses during the six months ended June 30, 2021 as compared to 2020.

Servicing Segment Other Income (Expenses), net
There were no material changes for Total other expenses, net during the six months ended June 30, 2021 as compared to 2020.

Table 5. Servicing Portfolio - Unpaid Principal Balances

			Three Months Ended June 30,		Six Months Ended June 30,
			2021	2020	2021	2020
Average UPB
Forward MSRs			$290,946	$289,707	$286,233	$296,446
Subservicing and other(1)			356,354	301,680	345,792	306,121
Total average UPB			$647,300	$591,387	$632,025	$602,567

	June 30, 2021			June 30, 2020
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
Forward MSRs
Agency	$248,799	$2,955	119	$228,680	$2,308	101
Non-agency	38,656	352	91	49,295	449	91
Total forward MSRs	287,455	3,307	115	277,975	2,757	99

Subservicing and other(1)
Agency	352,643	N/A		286,710	N/A
Non-agency	14,219	N/A		10,082	N/A
Total subservicing and other	366,862	N/A		296,792	N/A

Total ending balance	$654,317	$3,307		$574,767	$2,757

Forward MSRs UPB Encumbrance					June 30, 2021	June 30, 2020
Forward MSRs - unencumbered					$143,420	$83,683
Forward MSRs - encumbered(2)					144,035	194,292
Total Forward MSRs UPB					$287,455	$277,975

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)The encumbered forward MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

The following tables provide a rollforward of our forward MSR and subservicing and other portfolio UPB:

Table 6. Forward Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Forward MSR	Subservicing and Other	Total	Forward MSR	Subservicing and Other	Total
Balance - beginning of period	$276,028	$352,481	$628,509	$290,634	$316,933	$607,567
Additions:
Originations	20,907	1,374	22,281	9,478	1,024	10,502
Acquisitions / Increase in subservicing(1)	12,414	49,642	62,056	(1,634)	16,908	15,274
Deductions:
Dispositions	(18)	(4,815)	(4,833)	(31)	(9,751)	(9,782)
Principal reductions and other	(2,688)	(3,627)	(6,315)	(2,678)	(2,168)	(4,846)
Voluntary reductions(2)	(18,989)	(28,162)	(47,151)	(17,435)	(26,113)	(43,548)
Involuntary reductions(3)	(123)	(31)	(154)	(251)	(41)	(292)
Net changes in loans serviced by others	(76)	—	(76)	(108)	—	(108)
Balance - end of period	$287,455	$366,862	$654,317	$277,975	$296,792	$574,767

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the three months ended June 30, 2021, our forward MSR UPB increased primarily due to increased originations volumes and acquisition, partially offset by increased voluntary reductions in the low interest rate environment. During the three months ended June 30, 2021, our subservicing and other portfolio UPB increased primarily due to portfolio growth from our subservicing clients, partially offset by increased voluntary reductions in the low interest rate environment.

Table 6.1 Forward Servicing and Subservicing and Other Portfolio UPB Rollforward

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Forward MSR	Subservicing and Other	Total	Forward MSR	Subservicing and Other	Total
Balance - beginning of period	$271,189	$336,513	$607,702	$296,782	$323,983	$620,765
Additions:
Originations	44,530	2,878	47,408	21,113	1,686	22,799
Acquisitions / Increase in subservicing(1)	17,061	102,960	120,021	(2,307)	40,260	37,953
Deductions:
Dispositions	(68)	(5,945)	(6,013)	(71)	(20,110)	(20,181)
Principal reductions and other	(5,390)	(6,858)	(12,248)	(5,426)	(5,133)	(10,559)
Voluntary reductions(2)	(39,463)	(62,617)	(102,080)	(31,299)	(43,785)	(75,084)
Involuntary reductions(3)	(256)	(69)	(325)	(638)	(109)	(747)
Net changes in loans serviced by others	(148)	—	(148)	(179)	—	(179)
Balance - end of period	$287,455	$366,862	$654,317	$277,975	$296,792	$574,767

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the six months ended June 30, 2021, our forward MSR UPB increased primarily due to increased originations volumes and acquisitions, partially offset by increased voluntary reductions in the low interest rate environment. During the six months ended June 30, 2021, our subservicing and other portfolio UPB increased primarily driven by increased acquisitions, partially offset by increased voluntary reductions in the low interest rate environment.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)

			June 30, 2021	June 30, 2020
Loan count(2)			3,461,557	3,360,826
Average loan amount(3)			$189,026	$171,022
Average coupon - agency(4)			3.8%	4.4%
Average coupon - non-agency(4)			4.4%	4.7%
60+ delinquent (% of loans)(5)			4.5%	4.7%
90+ delinquent (% of loans)(5)			4.2%	2.2%
120+ delinquent (% of loans)(5)			4.0%	1.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total prepayment speed (12-month constant prepayment rate)	26.0%	26.0%	28.4%	22.6%

(1)Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.
(2)As of June 30, 2021 and 2020, loan count includes 123,194 and 195,423 loans in forbearance related to the CARES Act, respectively.
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

Delinquency is an assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. Due to the COVID-19 pandemic and the implementation of the CARES Act, loans greater than 90 days and 120 days delinquent have increased as of June 30, 2021 compared to 2020.

Table 8. Forward Loan Modifications and Workout Units

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Modifications(1)	17,545	4,329	13,216	33,180	9,044	24,136
Workouts(2)	18,036	2,253	15,783	36,377	5,366	31,011
Total modifications and workout units	35,581	6,582	28,999	69,557	14,410	55,147

(1)Modifications adjust the terms of the loan.
(2)Workouts are other loss mitigation options which do not adjust the terms of the loan. Workouts exclude loans which did not miss a contractual payment during forbearance related to the CARES Act.

Total modifications and workouts during the three and six months ended June 30, 2021 increased compared to 2020 primarily due to an increase in modifications and workouts related to loans impacted by the COVID-19 pandemic which successfully exited their forbearance plans.

Servicing Portfolio and Related Liabilities

The following table sets forth the activities of forward MSRs:

Table 9. Forward MSRs - Fair Value Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value - beginning of period	$3,354	$3,109	$2,703	$3,496
Additions:
Servicing retained from mortgage loans sold	266	126	554	249
Purchases of servicing rights	151	—	218	24
Dispositions:
Sales and cancellation of servicing assets	(10)	—	(12)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Agency	(215)	(284)	146	(635)
Non-agency	(25)	(32)	124	(82)
Changes in valuation due to amortization:
Scheduled principal payments	(25)	(23)	(49)	(46)
Prepayments
Voluntary prepayments
Agency	(192)	(152)	(389)	(268)
Non-agency	(10)	(9)	(20)	(18)
Involuntary prepayments
Agency	(1)	(2)	(2)	(6)
Non-agency	—	—	—	—
Other changes:
Disposition of negative MSRs and other(1)	14	24	34	43
Fair value - end of period	$3,307	$2,757	$3,307	$2,757

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements (unaudited), for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of forward MSRs as of June 30, 2021 and December 31, 2020.

Excess Spread Financing

As further disclosed in Note 3, Mortgage Servicing Rights and Related Liabilities, in the Notes to the Condensed Consolidated Financial Statements (unaudited), we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments varies primarily due to (i) prepayment speeds (ii) recapture rates and (iii) discount rates. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements (unaudited), for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of June 30, 2021 and December 31, 2020.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value - beginning of period	$934	$1,242	$934	$1,311
Additions:
New financings	—	—	—	24
Deductions:
Settlements and repayments	(40)	(52)	(81)	(110)
Changes in fair value:
Agency	(29)	(60)	9	(103)
Non-agency	2	(6)	5	2
Fair value - end of period	$867	$1,124	$867	$1,124

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

The following tables set forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Three Months Ended June 30,
	2021	2020	Change
Revenues
Service related, net	$45	$21	$24
Net gain on mortgage loans held for sale
Net gain on loans originated and sold	143	453	(310)
Capitalized servicing rights	246	123	123
Provision for repurchase reserves, net of release	(4)	(3)	(1)
Total net gain on mortgage loans held for sale	385	573	(188)
Total revenues	430	594	(164)
Expenses
Salaries, wages and benefits	164	120	44
General and administrative
Loan origination expenses	26	16	10
Corporate and other general administrative expenses	17	16	1
Marketing and professional service fees	13	11	2
Depreciation and amortization	6	4	2
Total general and administrative	62	47	15
Total expenses	226	167	59
Other income (expenses)
Interest income	26	19	7
Interest expense	(23)	(13)	(10)
Total other income, net	3	6	(3)
Income from continuing operations before income tax expense	$207	$433	$(226)

Weighted average note rate - mortgage loans held for sale	3.1%	3.3%	(0.2)%
Weighted average cost of funds (excluding facility fees)	2.1%	2.6%	(0.5)%

Table 11.1 Originations - Key Metrics

	Three Months Ended June 30,
	2021		2020		Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$8,634		$9,595		$(961)
Other locked pull through adjusted volume(1)	9,724		2,799		6,925
Total pull through adjusted lock volume	$18,358		$12,394		$5,964
Funded volume	$22,227		$10,729		$11,498
Volume of loans sold	$24,950		$11,172		$13,778
Recapture percentage(2)	31.9%		26.1%		5.8%
Refinance recapture percentage(3)	41.5%		30.9%		10.6%
Purchase as a percentage of funded volume	23.9%		10.3%		13.6%
Value of capitalized servicing on retained settlements	128	bps	133	bps	(5) bps

Originations Margin
Revenue	$430		$594		$(164)
Pull through adjusted lock volume	$18,358		$12,394		$5,964
Revenue as a percentage of pull through adjusted lock volume(4)	2.34%		4.79%		(2.45)%

Expenses(5)	$223		$161		$62
Funded volume	$22,227		$10,729		$11,498
Expenses as a percentage of funded volume(6)	1.00%		1.50%		(0.50)%

Originations Margin	1.34%		3.29%		(1.95)%

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

Income from continuing operations before income tax expense decreased for the three months ended June 30, 2021 as compared to 2020 primarily due to a decrease in total revenues driven by a decrease in net gain on loans originated and sold in connection with unfavorable mark-to-market loans-related derivatives/hedges revenues. The Originations Margin for the three months ended June 30, 2021 decreased as compared to 2020 primarily due to a lower revenue ratio as a percentage of pull through adjusted lock volume driven by lower margins from a shift in channel mix from DTC to higher correspondent channel mix. Correspondent channel mix for the three months ended June 30, 2021 was 53% compared to 23% in 2020.

Originations Segment Revenues
Total revenues decreased during the three months ended June 30, 2021 compared to 2020 primarily driven by a decrease in net gain on loans originated and sold as a result of unfavorable mark-to-market loans-related derivatives/hedges revenue, partially offset by higher origination volumes in a lower interest rate environment, primarily from the correspondent channel. Total revenue decreased $164 or 28% period over period despite a total pull through adjusted lock volume increase of 48% during the same period. There were no material changes for repurchase reserves.

Originations Segment Expenses
Total expenses during the three months ended June 30, 2021 increased when compared to 2020 primarily due to growth in origination volumes. The origination volume growth contributed to the increase in salaries, wages and benefits, due to increased compensation and headcount related costs. Despite the increase in expenses, our expenses as a percentage of funded volume decreased during the three months ended June 30, 2021 when compared to 2020, demonstrating an improvement in cost efficiencies and scale.

Originations Segment Other Income (Expenses), Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans.

Interest income during the three months ended June 30, 2021 increased when compared to 2020 primarily driven by higher originations volume offset by an increase in interest expense driven by originations volume growth.

Table 12. Originations Segment Results of Operations

	Six Months Ended June 30,
	2021	2020	Change
Revenues
Service related, net	$88	$41	$47
Net gain on mortgage loans held for sale
Net gain on loans originated and sold	429	636	(207)
Capitalized servicing rights	520	242	278
Provision for repurchase reserves, net of release	(12)	(8)	(4)
Total net gain on mortgage loans held for sale	937	870	67
Total revenues	1,025	911	114
Expenses
Salaries, wages and benefits	331	237	94
General and administrative
Loan origination expenses	53	32	21
Corporate and other general administrative expenses	37	34	3
Marketing and professional service fees	26	23	3
Depreciation and amortization	10	7	3
Total general and administrative	126	96	30
Total expenses	457	333	124
Other income (expenses)
Interest income	49	53	(4)
Interest expense	(48)	(40)	(8)
Total other income, net	1	13	(12)
Income from continuing operations before income tax expense	$569	$591	$(22)

Weighted average note rate - mortgage loans held for sale	3.0%	3.5%	(0.5)%
Weighted average cost of funds (excluding facility fees)	2.2%	2.9%	(0.7)%

Table 12.1 Originations - Key Metrics

	Six Months Ended June 30,
	2021		2020		Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$18,956		$17,018		$1,938
Other locked pull through adjusted volume(1)	22,669		8,053		14,616
Total pull through adjusted lock volume	$41,625		$25,071		$16,554
Funded volume	$47,360		$23,088		$24,272
Volume of loans sold	$51,261		$24,427		$26,834
Recapture percentage(2)	31.5%		27.5%		4.0%
Refinance recapture percentage(3)	38.6%		33.4%		5.2%
Purchase as a percentage of funded volume	17.7%		18.7%		(1.0)%
Value of capitalized servicing on retained settlements	128	bps	135	bps	(7) bps

Originations Margin
Revenue	$1,025		$911		$114
Pull through adjusted lock volume	$41,625		$25,071		$16,554
Revenue as a percentage of pull through adjusted lock volume(4)	2.46%		3.63%		(1.17)%

Expenses(5)	$456		$320		$136
Funded volume	$47,360		$23,088		$24,272
Expenses as a percentage of funded volume(6)	0.96%		1.39%		(0.43)%

Originations Margin	1.50%		2.24%		(0.74)%

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

Income from continuing operations before income tax expense decreased for the six months ended June 30, 2021 as compared to 2020 primarily due to an increase in total expenses driven by higher salaries, wages and benefits and loan originations expenses as a result of higher origination volume due to the low interest rate environment and funding out the pipeline. The Originations Margin for 2021 decreased as compared to 2020 primarily due to a lower revenue ratio as a percentage of pull through adjusted lock volume driven by lower margins from a shift in channel mix from DTC to higher correspondent channel mix.

Originations Segment Revenues
Total revenues increased during the six months ended June 30, 2021 compared to 2020 primarily driven by higher origination volumes in a lower interest rate environment, primarily from the correspondent channel, partially offset by a decrease in net gain on loans originated and sold in connection with unfavorable mark-to-market loans-related derivatives revenue. Total revenue increased $114 or 13% period over period as total pull through adjusted lock volume increased 66% during the same period. There were no material changes for repurchase reserves.

Originations Segment Expenses
Total expenses during the six months ended June 30, 2021 increased when compared to 2020 primarily due to growth in origination volumes. The origination volume growth contributed to the increase in salaries, wages and benefits, due to increased compensation and headcount related costs. Despite the increase in expenses, our expenses as a percentage of funded volume decreased during the six months ended June 30, 2021 when compared to 2020, demonstrating an improvement in cost efficiencies and scale.

Originations Segment Other Income (Expenses), Net
Interest income during the six months ended June 30, 2021 decreased when compared to 2020 primarily driven by a lower average note rate on mortgage loans held for sale partially offset by growth in originations volume. Interest expense increased primarily due to the growth of originations volume.

Xome Segment

Xome is a real estate services company that provides services for mortgage originators and servicers, including Mr. Cooper, as well as mortgage and real estate investors. Xome generates fee income that complements our servicing and origination businesses without requiring a significant amount of capital or exposing us to the same level of interest rate or credit risk.

Xome historically has been organized into three divisions: Exchange, Solutions, and Title. On March 12, 2021, we entered into a Stock Purchase Agreement with Blend Labs, in which Blend Labs will acquire our title business. Pursuant to the Stock Purchase Agreement, all cash generated, subject to certain adjustments, between March 13, 2021 and the closing date of the transaction, were held for the benefit of Blend Labs. The transaction was completed on June 30, 2021. Consequently, we have removed any discussion of the Title division from our results of operations from March 12, 2021 forward. Our other Xome divisions are:

•The Exchange division consists of the Xome.com auction platform which utilizes proprietary technology designed to provide efficient execution for sales of foreclosed properties.

•The Solutions division consists of field services, collateral valuation, recapture and data analytic solutions to improve purchase, refinance and default transactions.

The following tables set forth the results of operations for the Xome segment:

Table 13. Xome Segment Results of Operations

	Three Months Ended June 30,
	2021	2020	Change
Xome - Operations
Revenues:
Exchange	$5	$9	$(4)
Title	—	52	(52)
Solutions	34	45	(11)
Total revenues	39	106	(67)
Expenses:
Salaries, wages and benefits	17	33	(16)
General and administrative
Operational expenses	25	59	(34)
Depreciation and amortization	3	3	—
Total general and administrative	28	62	(34)
Total expenses	45	95	(50)
Total other income, net	486	1	485
Income from continuing operations before income tax expense	$480	$12	$468
Pre-tax margin	1230.8%	11.3%	1219.5%

Key Metrics
Exchange properties sold	659	1,191	(532)
Average Exchange properties under management	14,196	17,438	(3,242)
Title completed orders	—	245,252	(245,252)
Solutions completed orders	475,507	521,169	(45,662)
Percentage of revenue earned from third-party customers	35.8%	53.4%	(17.6)%

Income from continuing operations before income tax expense increased during the three months ended June 30, 2021 as compared to 2020 primarily due to an increase in total other income, net, partially offset by a decrease in total revenues. The increase in total other income, net, is a result of the gain of $487 associated with the sale of the title business to Blend Labs, Inc. We initially entered into a Stock Purchase Agreement with Blend Labs on March 12, 2021 to sell our title business, which was subsequently completed on June 30, 2021. Under the Stock Purchase Agreement, all cash generated, subject to certain adjustments, between March 13, 2021 and the closing date of the Title Transaction would be held to the benefit of Blend Labs. As result, the title business did not contribute to the Xome segment’s revenues in the second quarter of 2021. For more information, see Note 1, Nature of Business and Basis of Presentation, in the Notes to the Condensed Consolidated Financial Statements (unaudited).

Table 13.1 Xome Segment Results of Operations

	Six Months Ended June 30,
	2021	2020	Change
Xome - Operations
Revenues:
Exchange	$10	$25	$(15)
Title	56	95	(39)
Solutions	69	92	(23)
Total revenues	135	212	(77)
Expenses:
Salaries, wages and benefits	46	68	(22)
General and administrative
Operational expenses	80	117	(37)
Depreciation and amortization	6	6	—
Total general and administrative	86	123	(37)
Total expenses	132	191	(59)
Total other income, net	486	2	484
Income from continuing operations before income tax expense	$489	$23	$466
Pre-tax margin	362.2%	10.8%	351.4%

Key Metrics
Exchange properties sold	1,369	3,305	(1,936)
Average Exchange properties under management	14,203	17,608	(3,405)
Title completed orders	188,356	475,900	(287,544)
Solutions completed orders	1,022,059	951,895	70,164
Percentage of revenue earned from third-party customers	44.6%	54.0%	(9.4)%

Income from continuing operations before income tax expense increased during the six months ended June 30, 2021 as compared to 2020 primarily due to an increase in total other income, net, partially offset by a decrease in total revenues. The increase in total other income, net, is a result of the gain associated with the sale of the title business to Blend Labs, Inc. The decrease in total revenues was driven by the Stock Purchase Agreement which stipulated that all cash generated, subject to certain adjustments, between March 13, 2021 and the closing date of the Title Transaction would be held to the benefit of Blend Labs.

Corporate/Other

Corporate/Other represents unallocated overhead expenses, including the costs of executive management and other corporate functions that are not directly attributable to our operating segments, and interest expense on our unsecured senior notes.

The following table set forth the selected financial results for Corporate/Other:

Table 14. Corporate/Other Selected Financial Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Corporate/Other - Operations
Total expenses	$33	$34	$(1)	$59	$67	$(8)
Interest expense	31	47	(16)	61	99	(38)

There were no material changes for total expenses during the three months ended June 30, 2021 as compared to 2020. Total expenses decreased in the six months ended June 30, 2021 as compared to 2020 primarily due to a decrease in general and administrative expense. General and administrative expense was higher in 2020 due to an $8 loss on impairment of assets in connection with an ancillary business and higher legal reserves.

Interest expense decreased in the three and six months ended June 30, 2021 as compared to 2020 primarily due to a decrease in interest expense on unsecured senior notes as a result of repayment and redemption in 2020 of the unsecured senior notes due 2021, 2022, 2023 and 2026 and the issuance in 2020 of the unsecured senior notes due 2027, 2028 and 2030 at lower interest rates.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR facilities and other facilities. We held cash and cash equivalents on hand of $716 as of June 30, 2021 compared to $695 as of December 31, 2020. We have sufficient borrowing capacity to support our operations. As of June 30, 2021, total available borrowing capacity was $14,930, of which $7,088 was unused.

The economic impact of the COVID-19 pandemic could continue to result in an increase in servicing advances and liquidity demands related to the utilization of forbearance programs offered by the CARES Act. Forbearance rates have declined since the peak during the second of quarter of 2020. As of June 30, 2021, our total advance facility capacity was $2,040, of which $1,463 remained unused. For more information on our advance facilities, see Note 9, Indebtedness in the Notes to the Condensed Consolidated Financial Statements (unaudited).

Sources and Uses of Cash
Our primary sources of funds for liquidity include: (i) servicing fees and ancillary revenues; (ii) advance and warehouse facilities, other secured borrowings and the unsecured senior notes; and (iii) payments received in connection with the sale of excess spread.

Our primary uses of funds for liquidity include: (i) funding of servicing advances (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings and repurchases or redemptions of outstanding indebtedness; (vi) payments for acquisitions of MSRs; and (vii) payment of our technology expenses.

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

Cash Flows
The table below presents cash flows information:

Table 15. Cash Flows

	Six Months Ended June 30,
	2021	2020	Change
Net cash attributable to:
Operating activities	$(114)	$2,066	$(2,180)
Investing activities	(247)	(14)	(233)
Financing activities	354	(1,363)	1,717
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(7)	$689	$(696)

Operating activities
Our operating activities used cash of $114 during the six months ended June 30, 2021 compared to cash generated of $2,066 in 2020. The change in cash attributable to operating activities was primarily related to continuing operations, driven by an increase of $1,853 in the cash used from originations net sale activities, as a result of an increase in repurchases of forward loan assets out of Ginnie Mae securitizations, and a decrease of $774 driven by fair values changes in MSRs. In addition, we recorded a $487 gain from the sale of the title business in 2021.

Investing activities
Our investing activities used cash of $247 during the six months ended June 30, 2021 compared to cash used of $14 in 2020. The increase in used cash for investing activities was primarily related to continuing operations, driven by an increase of $186 in cash used for the purchase of forward mortgage servicing rights and a decrease in cash generated of $30 from proceeds on sale of forward mortgage servicing rights.

Financing activities
Our financing activities generated cash of $354 during the six months ended June 30, 2021 compared to cash used of $1,363 in 2020. The change in cash attributable to financing activities was primarily related to continuing operations, driven by an increase of $1,567 in cash generated from advance and warehouse facilities due to net increased borrowing of $1,047 from advance and warehouse facilities compared to net repayment of $520 in 2020. Additionally, in 2020, $698 of cash was used in the redemption and repayment of the 2021 and 2022 unsecured senior notes, partially offset by $600 related to the issuance of the 2027 unsecured senior notes. There were no such activities in 2021.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. These covenants are measured at our operating subsidiary, Nationstar Mortgage LLC. As of June 30, 2021, we were in compliance with our required financial covenants.

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
•Ginnie Mae - the greater of $1 or 10 basis points of our outstanding single-family MBS and at least 20% of our net worth requirement for Home Equity Conversion Mortgage (“HECM”) mortgage-backed securities (“HMBS”).

Minimum Capital Ratio
▪FHFA and Ginnie Mae - a ratio of Tangible Net Worth to Total Assets (excluding HMBS securitizations) greater than 6%.

Secured Debt to Gross Tangible Asset Ratio
•Ginnie Mae - a secured debt to gross tangible asset ratios no greater than 60%.

As of June 30, 2021, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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

Table 16. Debt

	June 30, 2021	December 31, 2020
Advance facilities principal amount	$577	$669
Warehouse facilities principal amount	6,470	5,330
MSR facilities principal amount	270	270
Unsecured senior notes principal amount	2,100	2,100

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of June 30, 2021, we had a total borrowing capacity of $2,040, of which we could borrow an additional $1,463.

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of June 30, 2021, we had a total borrowing capacity of $12,890 for warehouse and MSR facilities, of which we could borrow an additional $5,625.

Unsecured Senior Notes
In 2020, we completed offerings of unsecured senior notes with maturity dates ranging from 2027 to 2030. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.125% to 6.000%. For more information regarding our indebtedness, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements (unaudited).

Contractual Obligations
As of June 30, 2021, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 except for the following:

In the second quarter of 2021, we entered into an agreement, under which we committed a total of $83 over a period of 5 years in exchange for cloud platform service.

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

Other Matters

Recent Accounting Developments

Below lists recently issued accounting pronouncements applicable to us but not yet adopted.

Accounting Standards Update 2020-04 and 2021-01, collectively implemented as Accounting Standards Codification Topic 848 (“ASC 848”), Reference Rate Reform provide temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedge accounting and other transactions affected by the transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reasons, interest rates on our floating rate loans, obligation derivatives, and other financial instruments tied to LIBOR rates, may be affected and need renegotiation with its lenders. In January 2021, ASU 2021-01 was issued to clarify that all derivatives instruments affected by changes to the interests rates used for discounting, margining alignment due to reference rate reform are in scope of ASC 848. ASU 2020-04 and ASU 2021-01 are effective March 2020 and January 2021, respectively, through December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. We are currently assessing the impact of ASU 2020-04 and ASU 2021-01 on our consolidated financial statements.

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

Recapture. Voluntarily prepaid loans that are expected to be refinanced by the related servicer.

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

We used June 30, 2021 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2021 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 17. Change in Fair Value

	June 30, 2021
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(183)	$187
Mortgage loans held for sale at fair value	36	(43)
Derivative financial instruments:
Interest rate lock commitments	64	(76)
Forward MBS trades	(32)	38
Total change in assets	(115)	106
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(3)	3
Excess spread financing at fair value	(17)	19
Derivative financial instruments:
Interest rate lock commitments	(7)	8
Forward MBS trades	76	(90)
Total change in liabilities	49	(60)
Total, net change	$(164)	$166

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2021.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2021, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not make any repurchases of our shares during the three months ended June 30, 2021.

On July 29, 2021, we announced that our Board of Directors authorized the repurchase of up to $500 of our outstanding common stock. The new stock repurchase plan will go into effect upon the completion of our current program which has a remaining capacity of approximately $4.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We entered into a Transition and Separation Agreement (the “Separation Agreement”) with Anthony Ebers on July 27, 2021, in connection with his previously-announced resignation from the position of Chief Operating Officer. Pursuant to the Separation Agreement, among other things, the parties have agreed to the following: (i) Mr. Ebers will receive a cash payment in the amount of $1.125 paid out over thirty-nine roughly equal installments, (ii) Mr. Ebers will receive a cash payment in the amount of $4.875 in two installments, with the first payment of $1.5 being made on or before March 1, 2022, and the second payment of $3.375 being made on February 1, 2023, and (iii) Mr. Ebers’s medical coverage will continue under our group health plan until August 31, 2021, and if Mr. Ebers properly exercises COBRA rights, we will provide continuation coverage until the earlier of (A) the period of time Mr. Ebers takes to become eligible for group health benefits from another employer or (B) September 1, 2022. The Separation Agreement contains certain non-compete, non-solicitation and non-disparagement provisions. The foregoing summary of the Separation Agreement is qualified in its entirety by reference to the text of the Separation Agreement, which is being filed as Exhibit 10.1 to this report and is incorporated in this report by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1**	Transition and Separation Agreement, dated July 27, 2021, by and between Anthony Ebers and the Company					X
31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101.)					X

**    Management, contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MR. COOPER GROUP INC.

July 29, 2021	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

July 29, 2021	/s/ Christopher G. Marshall
Date	Christopher G. Marshall Vice Chairman, President & Chief Financial Officer (Principal Financial and Accounting Officer)