Form 10-Q
period 2021-09-30
Mr. Cooper Group Inc.
filed 2021-10-28
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of October 22, 2021 was 75,122,633.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$731	$695
Restricted cash	118	135
Mortgage servicing rights at fair value	3,666	2,703
Advances and other receivables, net of reserves of $172 and $208, respectively	909	940
Mortgage loans held for sale at fair value	7,939	5,720
Property and equipment, net of accumulated depreciation of $115 and $92, respectively	103	113
Deferred tax assets, net	1,011	1,339
Other assets	3,462	7,173
Assets of discontinued operations	3,722	5,347
Total assets	$21,661	$24,165

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,076	$2,074
Advance and warehouse facilities, net	8,206	6,258
Payables and other liabilities	3,537	7,159
MSR related liabilities - nonrecourse at fair value	842	967
Liabilities of discontinued operations	3,740	5,203
Total liabilities	18,401	21,661
Commitments and contingencies (Note 15)
Preferred stock at $0.00001 - 10 million shares authorized, zero and 1.0 million shares issued, zero and 1.0 million shares outstanding, respectively; aggregate liquidation preference of zero and ten dollars, respectively	—	—
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million and 92.0 million shares issued, respectively	1	1
Additional paid-in-capital	1,108	1,126
Retained earnings	2,724	1,434
Treasury shares at cost - 18.1 million and 2.6 million shares, respectively	(574)	(58)
Total Mr. Cooper stockholders’ equity	3,259	2,503
Non-controlling interests	1	1
Total stockholders’ equity	3,260	2,504
Total liabilities and stockholders’ equity	$21,661	$24,165

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Service related, net	$288	$218	$860	$151
Net gain on mortgage loans held for sale	572	645	1,833	1,594
Total revenues	860	863	2,693	1,745
Expenses:
Salaries, wages and benefits	251	265	805	737
General and administrative	151	190	476	540
Total expenses	402	455	1,281	1,277
Interest income	66	17	163	114
Interest expense	(118)	(128)	(363)	(394)
Other income (expense), net	8	(51)	494	(50)
Total other (expense) income, net	(44)	(162)	294	(330)
Income from continuing operations before income tax expense	414	246	1,706	138
Less: Income tax expense	104	59	410	33
Net income from continuing operations	310	187	1,296	105
Net (loss) income from discontinued operations	(11)	27	3	11
Net income	299	214	1,299	116
Less: Net earnings attributable to non-controlling interests	—	5	—	2
Net income attributable to Mr. Cooper	299	209	1,299	114
Less: Undistributed earnings attributable to participating stockholders	1	2	9	1
Less: Premium on retirement of preferred stock	28	—	28	—
Net income attributable to common stockholders	$270	$207	$1,262	$113

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$3.56	$1.98	$14.85	$1.12
Diluted	$3.42	$1.91	$14.20	$1.09

Earnings from discontinued operations per common share attributable to Mr. Cooper:
Basic	$(0.14)	$0.28	$0.04	$0.11
Diluted	$(0.13)	$0.27	$0.03	$0.11

Earnings per common share attributable to Mr. Cooper:
Basic	$3.42	$2.26	$14.89	$1.23
Diluted	$3.29	$2.18	$14.23	$1.20

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at June 30, 2020	1,000	$—	92,022	$1	$1,114	$1,034	$—	$2,149	$(4)	$2,145
Shares issued / (surrendered) under incentive compensation plan	—	—	19	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6	—	—	6	—	6
Repurchase of common stock	—	—	(1,187)	—	—	—	(24)	(24)	—	(24)
Net income	—	—	—	—	—	209	—	209	5	214
Balance at September 30, 2020	1,000	$—	90,854	$1	$1,120	$1,243	$(24)	$2,340	$1	$2,341

Balance at June 30, 2021	1,000	$—	86,149	$1	$1,120	$2,434	$(206)	$3,349	$1	$3,350
Shares issued / (surrendered) under incentive compensation plan	—	—	45	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	7	—	—	7	—	7
Repurchase of common stock	—	—	(11,073)	—	—	—	(368)	(368)	—	(368)
Retirement of preferred stock	(1,000)	—	—	—	(19)	(9)	—	(28)	—	(28)
Net income	—	—	—	—	—	299	—	299	—	299
Balance at September 30, 2021	—	$—	75,121	$1	$1,108	$2,724	$(574)	$3,259	$1	$3,260

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2020	1,000	$—	91,118	$1	$1,109	$1,122	$—	$2,232	$(1)	$2,231
Shares issued / (surrendered) under incentive compensation plan	—	—	923	—	(5)	—	—	(5)	—	(5)
Share-based compensation	—	—	—	—	16	—	—	16	—	16
Cumulative effect adjustments pursuant to the adoption of CECL-related accounting guidance	—	—	—	—	—	7	—	7	—	7
Repurchase of common stock	—	—	(1,187)	—	—	—	(24)	(24)	—	(24)
Net income	—	—	—	—	—	114	—	114	2	116
Balance at September 30, 2020	1,000	$—	90,854	$1	$1,120	$1,243	$(24)	$2,340	$1	$2,341

Balance at January 1, 2021	1,000	$—	89,457	$1	$1,126	$1,434	$(58)	$2,503	$1	$2,504
Shares issued / (surrendered) under incentive compensation plan	—	—	1,242	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	—	—	21	—	—	21	—	21
Repurchase of common stock	—	—	(15,578)	—	—	—	(516)	(516)	—	(516)
Retirement of preferred stock	(1,000)	—	—	—	(19)	(9)	—	(28)	—	(28)
Net income	—	—	—	—	—	1,299	—	1,299	—	1,299
Balance at September 30, 2021	—	$—	75,121	$1	$1,108	$2,724	$(574)	$3,259	$1	$3,260

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$1,299	$116
Less: Net income from discontinued operations	3	11
Net income from continuing operations	1,296	105
Adjustments to reconcile net income from continuing operations to net cash attributable to operating activities:
Deferred tax expense (benefit)	327	(1)
Net gain on mortgage loans held for sale	(1,833)	(1,594)
Provision for servicing and non-servicing reserves	28	18
Fair value changes and amortization of mortgage servicing rights	296	1,332
Fair value changes in MSR related liabilities	(7)	(122)
Depreciation and amortization for property and equipment and intangible assets	45	55
Gain on sale of business	(494)	—
Loss on redemption of unsecured senior notes	—	52
Other operating activities	36	45
Repurchases of forward loan assets out of Ginnie Mae securitizations	(8,530)	(3,173)
Mortgage loans originated and purchased for sale, net of fees	(67,507)	(38,709)
Sales proceeds and loan payment proceeds for mortgage loans held for sale	74,948	43,046
Changes in assets and liabilities:
Advances and other receivables	(41)	172
Other assets	46	31
Payables and other liabilities	7	(157)
Net cash attributable to operating activities - continuing operations	(1,383)	1,100
Net cash attributable to operating activities - discontinued operations	613	778
Net cash attributable to operating activities	(770)	1,878

Investing Activities
Sale of business, net of cash divested	432	—
Property and equipment additions, net of disposals	(33)	(43)
Purchase of forward mortgage servicing rights	(431)	(39)
Proceeds on sale of forward mortgage servicing rights	13	44
Other investing activities	1	—
Net cash attributable to investing activities - continuing operations	(18)	(38)
Net cash attributable to investing activities - discontinued operations	1,029	—
Net cash attributable to investing activities	1,011	(38)

Financing Activities
Increase (decrease) in advance and warehouse facilities	1,950	(14)
Settlements and repayments of excess spread financing	(118)	(159)
Issuance of unsecured senior notes	—	1,450
Redemption and repayment of unsecured senior notes	—	(1,686)
Repurchase of common stock	(516)	(24)
Retirement of preferred stock	(28)	—
Other financing activities	(33)	(21)
Net cash attributable to financing activities - continuing operations	1,255	(454)
Net cash attributable to financing activities - discontinued operations	(1,495)	(823)
Net cash attributable to financing activities	(240)	(1,277)
Net increase in cash, cash equivalents, and restricted cash	1	563
Cash, cash equivalents, and restricted cash - beginning of period	913	612
Cash, cash equivalents, and restricted cash - end of period(1)	$914	$1,175

Supplemental Disclosures of Non-cash Investing Activities
Equity consideration received from sale of business	$53	$—
Purchase of forward mortgage servicing rights	$12	$—
Forward mortgage servicing rights sales price holdback	$2	$—

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$731	$946
Restricted cash	118	152
Restricted cash within assets of discontinued operations	65	77
Total cash, cash equivalents, and restricted cash	$914	$1,175
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

On March 12, 2021, the Company entered into a Stock Purchase Agreement to sell its Xome Title business to Blend Labs, Inc. (“Blend Labs”) for a total consideration of approximately $500, consisting of approximately $450 in cash, subject to certain adjustments specified therein, and a retained interest of 9.9% for the Company (the “Title Transaction”). The Title Transaction was completed on June 30, 2021. Pursuant to the Stock Purchase Agreement, all cash generated, subject to certain adjustments, between March 13, 2021 and the closing date of the Title Transaction, were held for the benefit of Blend Labs. A $487 gain was recorded in the second quarter of 2021 upon closing of the Title Transaction, which was included in other income, net within the condensed consolidated statements of operations. In addition, the Company recorded total transaction costs of $2 and $7 for the three and nine months ended September 30, 2021, respectively. The results of the Title business are reported under Corporate/Other in Note 16, Segment Information. The carrying amounts of assets and liabilities associated with the Title business were not material to the condensed consolidated balance sheets as of December 31, 2020.

On July 1, 2021, the Company entered into a definitive agreement for the sale of its reverse servicing portfolio, operating under the Champion Mortgage brand (“Champion”), to Mortgage Assets Management, LLC and its affiliates (“MAM”). The reverse servicing operation was previously reported in the Company’s Servicing segment. The Company determined the sale of the reverse servicing portfolio qualified for reporting as discontinued operations as of June 30, 2021, and for the unsold portion, the operations continue to meet the criteria. As a result, the reverse servicing operation is presented as discontinued operations in the Company’s condensed consolidated statements of operations and the assets and liabilities of the reverse servicing operation are presented as discontinued operations in the Company’s condensed consolidated balance sheets for all periods presented. Unless otherwise indicated, information in this report relates to the Company’s continuing operations. Refer to Note 2, Discontinued Operations for further details.

On August 31, 2021, the Company completed the sale of its Xome Valuations business (the “Valuations Transaction”) to Voxtur Analytics Corp. (“Voxtur”) for a total consideration of approximately $16, consisting of approximately $9 in cash and a number of Voxtur common stock with an aggregate value of $7. A $7 gain was recorded in the third quarter of 2021 upon the closing of the Valuations Transaction and was included in other income, net within the condensed consolidated statements of operations. There were no transaction costs recorded for the three and nine months ended September 30, 2021. The results of the Valuations business are reported under Corporate/Other in Note 16, Segment Information. The carrying amounts of assets and liabilities associated with the Valuations business were not material to the condensed consolidated balance sheets as of December 31, 2020.

On October 22, 2021, the Company completed the sale of its Xome Field Services business (the “Field Services Transaction”) to Cyprexx Services LLC for a total consideration of approximately $41, consisting of $36 in cash and a retained interest of 10% for the Company. The sale is expected to generate a $33 gain. There were no transaction costs recorded for the three and nine months ended September 30, 2021. The results of the Field Services business are reported under Corporate/Other in Note 16, Segment Information. The carrying amounts of assets and liabilities associated with the Field Services business were not material to the condensed consolidated balance sheets as of December 31, 2020.

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

Reclassifications
Certain reclassifications have been made in the 2020 condensed consolidated financial statements to conform to 2021 presentation. Such reclassifications did not affect total revenues or net income.

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

2. Discontinued Operations

On July 1, 2021, the Company entered into a definitive agreement for the sale of its reverse servicing portfolio, operating under Champion, to MAM. Pursuant to the agreement, total consideration for the sale is dependent on the value of the respective assets and liabilities sold on the closing date. Upon close of the transaction, which is subject to regulatory approvals and other closing conditions, MAM will assume Champion’s reverse portfolio and related operations. The sale is expected to close in the fourth quarter of 2021. The Company recorded total transaction costs of $5 for the nine months ended September 30, 2021. There were no transaction costs for the three months ended September 30, 2021. The carrying amounts of assets and liabilities associated with the reverse servicing operation are reported under the Servicing segment. The Company determined the reverse servicing operations met the criteria for classification as held for sale as of June 30, 2021, and for the unsold portion, the operations continue to meet the criteria. The sale of business represents a strategic shift in the Company’s operations. Therefore, the sale of the reverse servicing portfolio qualifies for reporting as discontinued operations, and the assets and liabilities of the reverse servicing portfolio are reported as discontinued operations in the condensed consolidated balance sheets and related results of operations are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. In August 2021, net assets of $1,039 were transferred to MAM. The balances as of September 30, 2021 represent the remaining balances to be transferred.

As part of the transaction, the Company entered into a servicing agreement with MAM, under which the Company will be compensated for continuing to service these reverse loans through the date that the loans are transferred out of Company’s servicing system, which will be the date of transfer. In addition, the Company will retain certain loans related to the reverse servicing portfolio, primarily related to previously liquidated loans, with total assets of $95 and total liabilities of $91 as of September 30, 2021.

The following table sets forth the assets and liabilities included in discontinued operations:

	September 30, 2021	December 31, 2020
Carrying amounts of assets of discontinued operations
Restricted cash	$65	$83
Reverse mortgage interests, net	3,705	5,253
Other	5	11
Loss recognized on classification as discontinued operations	(53)	—
Total assets of discontinued operations	$3,722	$5,347

Carrying amounts of liabilities of discontinued operations
Advances and warehouse facilities, net	$98	$505
Payables and other liabilities	208	233
Mortgage servicing liabilities	41	41
Other nonrecourse debt, net	3,393	4,424
Total liabilities of discontinued operations	$3,740	$5,203

The following table sets forth the condensed consolidated statements of operations data for discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue - service related, net	$4	$9	$13	$35
Salaries, wages and benefits expense	(7)	(10)	(23)	(32)
General and administrative expense	(14)	33	50	15
Interest income	31	40	118	136
Interest expense	(26)	(37)	(90)	(140)
Loss on classification as discontinued operations	(3)	—	(64)	—
(Loss) income from discontinued operations before income tax (benefit) expense	(15)	35	4	14
Less: Income tax (benefit) expense	(4)	8	1	3
Net (loss) income from discontinued operations	$(11)	$27	$3	$11

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities. In estimating the fair value of all mortgage servicing rights and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	September 30, 2021	December 31, 2020
Forward MSRs - fair value	$3,666	$2,703

Excess spread financing - fair value	$822	$934
Mortgage servicing rights financing - fair value	20	33
MSR related liabilities - nonrecourse at fair value	$842	$967

Forward Mortgage Servicing Rights
The following table sets forth the activities of forward MSRs:

	Nine Months Ended September 30,
Forward MSRs - Fair Value	2021	2020
Fair value - beginning of period	$2,703	$3,496
Additions:
Servicing retained from mortgage loans sold	790	412
Purchases of servicing rights	438	30
Dispositions:
Sales of servicing assets	(13)	—
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	476	(727)
Changes in valuation due to amortization	(772)	(605)
Other changes	44	57
Fair value - end of period	$3,666	$2,663

During the nine months ended September 30, 2021 and 2020, the Company sold $1,226 and $94 in unpaid principal balance (“UPB”) of forward MSRs, of which $1,144 and none were retained by the Company as subservicer, respectively.

Forward MSRs are segregated between investor type into agency and non-agency pools (referred to herein as “investor pools”) based upon contractual servicing agreements with investors at the respective balance sheet date to evaluate the MSR portfolio and fair value of the portfolio. Agency investors primarily consist of government sponsored enterprises (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and the Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”), and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”). Non-agency investors consist of investors in private-label securitizations.

The following table provides a breakdown of UPB and fair value for the Company’s forward MSRs:

	September 30, 2021		December 31, 2020
Forward MSRs - UPB and Fair Value Breakdown	UPB	Fair Value	UPB	Fair Value
Investor Pools
Agency	$266,588	$3,329	$227,136	$2,305
Non-agency	36,503	337	44,053	398
Total	$303,091	$3,666	$271,189	$2,703

Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of forward MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s forward MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Discount Rate		Total Prepayment Speeds		Cost to Service per Loan
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2021
Mortgage servicing rights	$(133)	$(257)	$(145)	$(279)	$(45)	$(89)

December 31, 2020
Mortgage servicing rights	$(100)	$(192)	$(181)	$(347)	$(45)	$(89)

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

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $822 and $934 as of September 30, 2021 and December 31, 2020, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2021
Excess spread financing	$28	$58	$30	$63

December 31, 2020
Excess spread financing	$30	$62	$41	$84

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $20 and $33 as of September 30, 2021 and December 31, 2020, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Servicing Segment Revenues
The following table sets forth the items comprising total revenues for the Servicing segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenues - Servicing	2021	2020	2021	2020
Contractually specified servicing fees(1)	$280	$282	$831	$864
Other service-related income(1)	158	60	517	171
Incentive and modification income(1)	10	12	38	30
Late fees(1)	19	18	53	65
Mark-to-market adjustments(2)	151	(16)	376	(618)
Amortization, net of accretion(3)	(202)	(129)	(567)	(362)
Other(4)	(65)	(104)	(224)	(268)
Total revenues - Servicing	$351	$123	$1,024	$(118)

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues.
(2)Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $8 and $7 for the three months ended September 30, 2021 and 2020 and $28 and $20 for the nine months ended September 30, 2021 and 2020, respectively.
(3)Amortization is net of excess spread accretion of $59 and $96 during the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, amortization is net of excess spread accretion of $205 and $243, respectively.
(4)Other represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements, portfolio runoff and the payments made associated with MSR financing arrangements.

4. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	September 30, 2021	December 31, 2020
Servicing advances, net of $30 and $72 purchase discount, respectively	$893	$975
Receivables from agencies, investors and prior servicers, net of $13 and $21 purchase discount, respectively	188	173
Reserves	(172)	(208)
Total advances and other receivables, net	$909	$940

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reserves for Advances and Other Receivables	2021	2020	2021	2020
Balance - beginning of period	$191	$216	$208	$168
Provision and other additions(1)	18	13	59	72
Write-offs	(37)	(38)	(95)	(49)
Balance - end of period	$172	$191	$172	$191

(1)The Company recorded a provision of $8 and $7 through the MTM adjustments in revenues - service related, net, in the condensed consolidated statements of operations during the three months ended September 30, 2021 and 2020, and $28 and $20 during the nine months ended September 30, 2021 and 2020, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended September 30,
	2021		2020
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$31	$20	$117	$21
Utilization of purchase discounts	(1)	(7)	(25)	—
Balance - end of period	$30	$13	$92	$21

	Nine Months Ended September 30,
	2021		2020
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$72	$21	$131	$21
Utilization of purchase discounts	(42)	(8)	(39)	—
Balance - end of period	$30	$13	$92	$21

Credit Loss for Advances and Other Receivables
During the three and nine months ended September 30, 2021, the Company increased the current expected credit loss (“CECL”) reserve by $3 and $7, respectively. In addition, the Company wrote off $16 of the CECL reserve during the three months and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company increased the CECL reserve by $13 and $27, respectively. As of September 30, 2021, the total CECL reserve was $29, of which $19 and $10 were recorded in reserves and purchase discount for advances and other receivables, respectively. As of September 30, 2020, the total CECL reserve was $44, of which $27 and $17 were recorded in reserves and purchase discount for advances and other receivables, respectively.

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

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	September 30, 2021	December 31, 2020
Mortgage loans held for sale – UPB	$7,664	$5,438
Mark-to-market adjustment(1)	275	282
Total mortgage loans held for sale	$7,939	$5,720

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Nine Months Ended September 30,
Mortgage Loans Held for Sale	2021	2020
Balance - beginning of period	$5,720	$4,077
Loans sold	(73,822)	(42,185)
Mortgage loans originated and purchased, net of fees	67,507	38,709
Repurchase of loans out of Ginnie Mae securitizations	8,530	3,173
Net change in unrealized gain on retained loans held for sale	1	36
Net transfers of mortgage loans held for sale(1)	3	7
Balance - end of period	$7,939	$3,817

(1)Amount reflects transfers to other assets for loans transitioning into REO status and transfers to advances and other receivables, net, for claims made on certain government insurance mortgage loans. Transfers out are net of transfers in upon receipt of proceeds from an REO sale or claim filing.

During the nine months ended September 30, 2021 and 2020, the Company received proceeds of $74,948 and $43,040, respectively, on the sale of mortgage loans held for sale, resulting in gains of $1,126 and $855, respectively.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	September 30, 2021		December 31, 2020
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$1,924	$2,002	$64	$54

(1)Non-accrual UPB includes $1,906 and $48 of UPB related to Ginnie Mae repurchased loans as of September 30, 2021 and December 31, 2020, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $17 and $20 as of September 30, 2021 and December 31, 2020, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $2,703 and $6,159 as of September 30, 2021 and December 31, 2020, respectively, which are included in both other assets and payables and other liabilities in the condensed consolidated balance sheets. Loans subject to repurchase from Ginnie Mae as of September 30, 2021 and December 31, 2020 include $2,486 and $5,879 loans in forbearance related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), respectively, whereby no payments have been received from borrowers for greater than 90 days.

7. Goodwill and Intangible Assets

The Company had goodwill of $120 as of September 30, 2021 and December 31, 2020. The Company had intangible assets of $18 and $31 as of September 30, 2021 and December 31, 2020, respectively. Goodwill and intangible assets are included in other assets within the condensed consolidated balance sheets.

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

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments:

		September 30, 2021		Nine Months Ended September 30, 2021
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2021	$1,435	$29	$(73)
Derivative financial instruments
IRLCs	2021	6,167	167	(247)
LPCs	2021	887	6	(32)
Forward MBS trades	2021	12,770	61	24
Total derivative financial instruments - assets		$19,824	$234	$(255)
Liabilities
Derivative financial instruments
IRLCs	2021	$25	$—	$—
LPCs	2021	2,208	13	12
Forward MBS trades	2021	6,553	23	(133)
Swap futures	2021	700	12	12
Total derivative financial instruments - liabilities		$9,486	$48	$(109)

		September 30, 2020		Nine Months Ended September 30, 2020
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2020	$1,908	$75	$43
Derivative financial instruments
IRLCs	2020-2021	10,967	414	279
LPCs	2020	5,217	38	26
Forward MBS trades	2020-2021	11,452	23	17
Total derivative financial instruments - assets		$27,636	$475	$322
Liabilities
Derivative financial instruments
IRLCs	2020	$2	$—	$—
LPCs	2020	598	2	(1)
Forward MBS trades	2020-2021	15,974	42	30
Total derivative financial instruments - liabilities		$16,574	$44	$29

As of September 30, 2021, the Company held $23 and $36 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2020 the Company held $61 in collateral deposits on derivative instruments. Collateral deposits and collateral obligations are recorded in other assets and payable and other liabilities, respectively, in the Company’s condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

9. Indebtedness

Advance and Warehouse Facilities

					September 30, 2021		December 31, 2020
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$940 advance facility(1)	LIBOR+3.5%	August 2023	Servicing advance receivables	$940	$170	$228	$235	$305
$350 advance facility(2)	LIBOR+1.1% to 6.5%	October 2022	Servicing advance receivables	350	168	211	192	246
$350 advance facility(3)	CP+2.0% to 6.5%	January 2022	Servicing advance receivables	350	136	159	168	195
$100 advance facility	LIBOR+2.5%	January 2022	Servicing advance receivables	100	65	86	74	98
Advance facilities principal amount					539	684	669	844

Warehouse Facilities
$4,000 warehouse facility(4)	LIBOR+1.6% to 2.2%	February 2023	Mortgage loans or MBS	4,000	3,117	3,352	339	392
$2,500 warehouse facility(5)	LIBOR+1.6% to 1.9%	October 2022	Mortgage loans or MBS	2,500	1,225	1,276	1,003	1,037
$1,600 warehouse facility(6)(7)	LIBOR+1.5% to 3.0%	September 2023	Mortgage loans or MBS	1,600	906	945	951	977
$1,500 warehouse facility	LIBOR+1.5%	June 2022	Mortgage loans or MBS	1,500	546	529	1,081	1,028
$1,200 warehouse facility(6)	LIBOR+1.8% to 3.0%	November 2021	Mortgage loans or MBS	1,200	473	492	586	607
$600 warehouse facility(6)	LIBOR+2.5%	February 2022	Mortgage loans or MBS	600	37	38	—	—
$550 warehouse facility(8)	LIBOR+1.5%	August 2022	Mortgage loans or MBS	550	84	86	477	492
$500 warehouse facility	LIBOR+1.5% to 3.0%	June 2023	Mortgage loans or MBS	500	439	452	—	—
$500 warehouse facility(9)	LIBOR+1.5% to 1.8%	September 2022	Mortgage loans or MBS	500	231	238	562	574
$500 warehouse facility(6)	LIBOR+1.5% to 4.0%	June 2022	Mortgage loans or MBS	500	125	125	—	—
$500 warehouse facility	LIBOR+1.7%	August 2023	Mortgage loans or MBS	500	48	49	—	—
$300 warehouse facility	LIBOR+1.4%	January 2022	Mortgage loans or MBS	300	94	96	163	164
$200 warehouse facility(10)	LIBOR+1.8%	October 2021	Mortgage loans or MBS	200	3	3	131	134
$200 warehouse facility(11)	LIBOR+1.6% to 4.9%	April 2022	Mortgage loans or MBS	200	47	54	37	42
$30 warehouse facility(6)(12)	LIBOR+3.3%	January 2022	Mortgage loans or MBS	30	—	—	—	—
Warehouse facilities principal amount					7,375	7,735	5,330	5,447

MSR Facilities
$400 warehouse facility(13)	LIBOR+3.0%	August 2022	MSR	400	35	685	—	247
$400 warehouse facility(7)	LIBOR+3.0%	September 2023	MSR	400	—	601	—	228
$260 warehouse facility(1)	LIBOR+3.5%	August 2023	MSR	260	260	940	260	668
$50 warehouse facility	LIBOR+3.3%	November 2022	MSR	50	10	69	10	74
MSR facilities principal amount					305	2,295	270	1,217

Advance, warehouse and MSR facilities principal amount					8,219	$10,714	6,269	$7,508
Unamortized debt issuance costs					(13)		(11)
Advance and warehouse facilities, net					$8,206		$6,258

(1)Total capacity for this facility is $1,200, of which $940 is internally allocated for advance financing and $260 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations, in comparison to $900, $640, and $260 respectively in 2020.
(2)The capacity amount for this advance facility decreased from $425 to $350 in 2021.
(3)The capacity amount for this advance facility decreased from $875 to $350 in 2021.
(4)The capacity amount for this warehouse facility increased from $2,000 to $4,000 in 2021.
(5)The capacity amount for this warehouse facility increased from $1,500 to $2,500 in 2021.
(6)The outstanding and collateral pledged amounts excluded balances related to reverse mortgage interests, which are included in liabilities of discontinued operations. Refer to Note 2, Discontinued Operations for further details on liabilities of discontinued operations.
(7)The capacity amount for this facility increased from $1,500 to $2,000, and its related sublimit for MSR financing has increased from $150 to $400 in 2021.
(8)The capacity amount for this warehouse facility decreased from $750 to $550 in 2021.
(9)The capacity amount for this warehouse facility decreased from $750 to $500 in 2021.
(10)This facility was subsequently terminated in October 2021.
(11)The capacity amount for this warehouse facility increased from $50 to $200 in 2021
(12)The capacity amount for this warehouse facility decreased from $40 to $30 in 2021.
(13)The capacity amount for this warehouse facility increased from $200 to $400 in 2021.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	September 30, 2021	December 31, 2020
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	$850	$850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
Unsecured senior notes principal amount	2,100	2,100
Unamortized debt issuance costs	(24)	(26)
Unsecured senior notes, net	$2,076	$2,074

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company repaid $100 in principal of outstanding notes. Additionally, the Company redeemed $950 and $1,548 in principal of outstanding notes during the three and nine months ended September 30, 2020, resulting in a net loss of $53 and $52, respectively.

As of September 30, 2021, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2021 through 2025	$—
Thereafter	2,100
Total unsecured senior notes principal amount	$2,100

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of September 30, 2021.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	September 30, 2021	December 31, 2020
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$40	$47
Advances and other receivables, net	370	441
Total assets	$410	$488

Liabilities
Advance facilities, net(1)	$304	$358
Payables and other liabilities	—	1
Total liabilities	$304	$359

(1)Refer to advance facilities in Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	September 30, 2021	December 31, 2020
Total collateral balances - UPB	$1,171	$1,326
Total certificate balances	$1,172	$1,329

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of September 30, 2021 and December 31, 2020. Therefore, it does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	September 30, 2021	December 31, 2020
Unconsolidated securitization trusts	$140	$154

11. Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares. On March 26, 2021, the Company repurchased 3,700 thousand shares of its common stock from affiliates of Kohlberg Kravis Roberts & Co. L.P., (“KKR”) a related party of the Company, for a total cost of $119. In August 2021, the Company repurchased 11,073 thousand shares of its common stock and 1,000 thousand shares of its preferred stock from affiliates of KKR for a total cost of $396. After giving effect to the transaction, KKR no longer held any equity interests in the Company.

The following table sets forth the computation of basic and diluted net income (loss) per common share (amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Earnings Per Share	2021	2020	2021	2020
Net income from continuing operations	$310	$187	$1,296	$105
Less: Net income attributable to non-controlling interests	—	5	—	2
Less: Undistributed earnings from continuing operations attributable to participating stockholders	1	2	9	1
Less: Premium on retirement of preferred stock	28	—	28	—
Net income from continuing operations attributable to Mr. Cooper common stockholders	$281	$180	$1,259	$102

Net (loss) income from discontinued operations	$(11)	$27	$3	$11
Less: Undistributed earnings from discontinued operations attributable to participating stockholders	—	—	—	—
Net (loss) income from discontinued operations attributable to Mr. Cooper common stockholders	$(11)	$27	$3	$11

Net income	$299	$214	$1,299	$116
Less: Net income attributable to non-controlling interests	—	5	—	2
Net income attributable to Mr. Cooper	299	209	1,299	114
Less: Undistributed earnings attributable to participating stockholders	1	2	9	1
Less: Premium on retirement of preferred stock	28	—	28	—
Net income attributable to common stockholders	$270	$207	$1,262	$113

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$3.56	$1.98	$14.85	$1.12
Diluted	$3.42	$1.91	$14.20	$1.09

Earnings from discontinued operations per common share attributable to Mr. Cooper:
Basic	$(0.14)	$0.28	$0.04	$0.11
Diluted	$(0.13)	$0.27	$0.03	$0.11

Earnings per common share attributable to Mr. Cooper:
Basic	$3.42	$2.26	$14.89	$1.23
Diluted	$3.29	$2.18	$14.23	$1.20

Weighted average shares of common stock outstanding (in thousands):
Basic	78,944	91,682	84,809	91,688
Dilutive effect of stock awards	2,826	2,563	3,176	1,529
Dilutive effect of participating securities	301	839	658	839
Diluted	82,071	95,084	88,643	94,056

12. Income Taxes

For the three and nine months ended September 30, 2021, the effective tax rate for continuing operations was 25.0% and 24.0%, respectively, which differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation. The effective tax rate increased during the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to quarterly discrete tax items related to the completion of the Title Transaction and excess tax benefit from stock-based compensation.

For the three and nine months ended September 30, 2020, the effective tax rate for continuing operations was 23.9% and 23.8%, respectively, which differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation.

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

Mortgage Servicing Rights – Fair Value (Level 3) – The Company estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on a discounted cash flow model which incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues, float earnings and other assumptions (including costs to service, recapture rates and forbearance rates), with the key assumptions being mortgage prepayment speeds, discount rates, and cost to service. In the second quarter of 2021, the Company refined its estimate of the fair value of forward MSRs by incorporating an estimate of future cash flows from loans that are expected to be recaptured. The estimate of future cash flows related to recapture is consistent with recent pricing observed from various market participants, including the Company’s independent third-party valuation firms. As a result of considering the recapture rate, the Company adjusted its discount rate assumption in order to ensure that the fair value of forward MSRs remains consistent with current market participant pricing and is reflective of an exit price. The estimated fair value was also corroborated with valuations provided by independent third parties. The net impact on the overall forward MSRs fair value was not significant during the three and six months ended June 30, 2021. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities, for more information.

Equity Securities (Level 1 and Level 3) – In the second quarter of 2021, the Company sold its Xome Title business and retained 9.9% interest in the form of common stock. The fair value of these common stock is measured quarterly based on an independent third-party valuation, which utilizes unobservable inputs, in addition to observable market indicators. Because of the nature of the unobservable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures.

In the third quarter of 2021, the Company received equity securities in the form of common stock in connection with the sale of Xome Valuations business. The fair value of these common stock is measured using the closing price reported on an active market in which the securities are traded. As the fair value is based on market observable inputs, the Company classifies these valuations as Level 1 in the fair value disclosures. See Note 1, Nature of Business and Basis of Presentation for further details on sale of businesses.

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$7,939	$—	$7,939	$—
Forward mortgage servicing rights	3,666	—	—	3,666
Equity securities	58	8	—	50
Derivative financial instruments
IRLCs	167	—	—	167
LPCs	6	—	—	6
Forward MBS trades	61	—	61	—

Liabilities
Derivative financial instruments
LPCs	13	—	—	13
Forward MBS trades	23	—	23	—
Swap futures	12	—	12	—
Mortgage servicing rights financing	20	—	—	20
Excess spread financing	822	—	—	822

	December 31, 2020
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$5,720	$—	$5,720	$—
Forward mortgage servicing rights	2,703	—	—	2,703
Derivative financial instruments
IRLCs	414	—	—	414
LPCs	38	—	—	38
Forward MBS trades	37	—	37	—

Liabilities
Derivative financial instruments
LPCs	1	—	—	1
Forward MBS trades	156	—	156	—
Mortgage servicing rights financing	33	—	—	33
Excess spread financing	934	—	—	934

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Nine Months Ended September 30, 2021
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Forward mortgage servicing rights	Equity securities	IRLCs	LPCs	Excess spread financing	Mortgage servicing rights financing	LPCs
Balance - beginning of period	$2,703	$—	$414	$38	$934	$33	$1
Changes in fair value included in earnings	(296)	—	(247)	(32)	6	(13)	12
Other changes	44	—	—	—	—	—	—
Purchases, issuances, sales, repayments and settlements
Purchases/Additions	438	50	—	—	—	—	—
Issuances	790	—	—	—	—	—	—
Sales	(13)	—	—	—	—	—	—
Settlements and repayments	—	—	—	—	(118)	—	—
Balance - end of period	$3,666	$50	$167	$6	$822	$20	$13

	Nine Months Ended September 30, 2020
	Assets			Liabilities
Fair Value - Level 3 Assets and Liabilities	Forward mortgage servicing rights	IRLCs	LPCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,496	$135	$12	$1,311	$37
Changes in fair value included in earnings	(1,332)	279	26	(132)	10
Other changes	57	—	—	—	—
Purchases, issuances, sales, repayments and settlements
Purchases	30	—	—	—	—
Issuances	412	—	—	24	—
Settlements and repayments	—	—	—	(159)	—
Balance - end of period	$2,663	$414	$38	$1,044	$47

No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the nine months ended September 30, 2021 and 2020.

The tables below present the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	September 30, 2021			December 31, 2020
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
Forward MSR
Discount rate	9.5%	13.8%	10.9%	8.2%	12.0%	9.4%
Prepayment speed	11.8%	16.5%	12.9%	14.2%	21.3%	15.4%
Cost to service per loan(1)	$61	$180	$79	$66	$257	$98
Average life(2)			5.8 years			5.0 years

IRLCs
Value of servicing (basis points per loan)	(1.3)	2.4	1.3	(1.0)	2.2	1.2

Excess spread financing
Discount rate	9.5%	13.8%	11.2%	9.9%	15.7%	12.2%
Prepayment speed	12.8%	15.1%	13.4%	13.9%	15.0%	14.4%
Recapture rate	17.3%	28.9%	23.1%	17.7%	24.2%	19.5%
Average life(2)			5.4 years			5.1 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	5.2%	8.0%	6.7%	4.6%	8.5%	7.5%
Annual advance recovery rates	18.8%	22.6%	20.7%	18.3%	22.0%	19.9%

(1)Presented in whole dollar amounts.
(2)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	September 30, 2021
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$731	$731	$—	$—
Restricted cash	118	118	—	—
Advances and other receivables, net	909	—	—	909
Loans subject to repurchase from Ginnie Mae	2,703	—	2,703	—
Financial liabilities
Unsecured senior notes, net	2,076	2,168	—	—
Advance and warehouse facilities, net	8,206	—	8,219	—
Liability for loans subject to repurchase from Ginnie Mae	2,703	—	2,703	—

	December 31, 2020
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$695	$695	$—	$—
Restricted cash	135	135	—	—
Advances and other receivables, net	940	—	—	940
Loans subject to repurchase from Ginnie Mae	6,159	—	6,159	—
Financial liabilities
Unsecured senior notes, net	2,074	2,208	—	—
Advance and warehouse facilities, net	6,258	—	6,269	—
Liability for loans subject to repurchase from Ginnie Mae	6,159	—	6,159	—

14. Capital Requirements

Certain of the Company’s secondary market investors require minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of September 30, 2021, the Company was in compliance with its selling and servicing capital requirements.

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

On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal and regulatory and governmental proceedings utilizing the latest information available. Where available information indicates that it is probable a liability has been incurred, and the Company can reasonably estimate the amount of the loss, an accrued liability is established. The actual costs of resolving these proceedings may be substantially higher or lower than the amounts accrued.

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company, which includes legal settlements and the fees paid to external legal service providers, of $10 and $31 for three and nine months ended September 30, 2021, respectively, and $9 and $36 for three and nine months ended September 30, 2020, respectively, was included in general and administrative expenses on the condensed consolidated statements of operations.

For matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. Management currently believes the aggregate range of reasonably possible loss is $8 to $15 in excess of the accrued liability (if any) related to those matters as of September 30, 2021. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of forward mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of September 30, 2021, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

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

In the third quarter of 2021, the Company updated its presentation of segments to align with a change in the reporting package provided to the Chief Operating Decision Maker. In 2021, the Company sold the Xome Title business and Valuations business and entered into a definitive agreement to sell the Xome Field Services business. See Note 1, Nature of Business and Basis of Presentation for further details. The Title, Valuations and Field Services businesses were previously reported under the Xome segment. With the sale of majority of Xome’s operations and the related changes to business structure and internal reporting, the Xome segment will no longer be considered a reportable segment. Accordingly, beginning in the third quarter of 2021, the Company began reporting Xome’s financial results within Corporate/Other. Prior year financial information has been adjusted retrospectively to reflect the updated presentation.

On July 1, 2021, the Company entered into a definitive agreement for the sale of its reverse servicing portfolio, operating under the Champion Mortgage brand, to Mortgage Assets Management, LLC and its affiliates. The reverse servicing operation was previously reported in the Company’s Servicing segment. The reverse servicing operation is presented as discontinued operations in Company’s condensed consolidated financial statements for all periods presented and as such is not included in the continuing operations of the Servicing segment. Refer to Note 2, Discontinued Operations for further details. As of September 30, 2021 and December 31, 2020, total assets of discontinued operations was $3,722 and $5,347, respectively.

In June and August 2021, the Company closed the sale of Xome Title and Valuations businesses, respectively. The Xome Title and Valuations businesses were reported within Corporate/Other. The Company recorded a $487 and $7 gain in the second and third quarter of 2021 upon closing of the Title Transaction and Valuations Transaction, respectively. The gain was included in other income, net in the condensed statements of operations and reported under Corporate/Other.

The following tables present financial information by segment:

	Three Months Ended September 30, 2021
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$209	$44	$35	$288
Net gain on mortgage loans held for sale	142	430	—	572
Total revenues	351	474	35	860
Total expenses	128	208	66	402
Interest income	39	27	—	66
Interest expense	(65)	(22)	(31)	(118)
Other income, net	—	—	8	8
Total other (expenses) income, net	(26)	5	(23)	(44)
Income (loss) from continuing operations before income tax expense (benefit)	$197	$271	$(54)	$414
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$11	$8	$(5)	$14
Total assets	$14,560	$4,949	$2,152	$21,661

	Three Months Ended September 30, 2020
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$83	$27	$108	$218
Net gain on mortgage loans held for sale	40	605	—	645
Total revenues	123	632	108	863
Total expenses	123	195	137	455
Interest income	1	16	—	17
Interest expense	(68)	(15)	(45)	(128)
Other (expense), net	—	—	(51)	(51)
Total other (expenses) income, net	(67)	1	(96)	(162)
(Loss) income from continuing operations before income tax (benefit) expense	$(67)	$438	$(125)	$246
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$6	$5	$8	$19
Total assets	$14,707	$4,250	$2,798	$21,755

	Nine Months Ended September 30, 2021
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$558	$132	$170	$860
Net gain on mortgage loans held for sale	466	1,367	—	1,833
Total revenues	1,024	1,499	170	2,693
Total expenses	359	665	257	1,281
Interest income	87	76	—	163
Interest expense	(201)	(70)	(92)	(363)
Other income, net	—	—	494	494
Total other (expenses) income, net	(114)	6	402	294
Income from continuing operations before income tax expense	$551	$840	$315	$1,706
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$23	$18	$4	$45
Total assets	$14,560	$4,949	$2,152	$21,661

	Nine Months Ended September 30, 2020
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$(237)	$68	$320	$151
Net gain on mortgage loans held for sale	119	1,475	—	1,594
Total revenues	(118)	1,543	320	1,745
Total expenses	354	528	395	1,277
Interest income	44	69	1	114
Interest expense	(195)	(55)	(144)	(394)
Other (expense), net	—	—	(50)	(50)
Total other (expenses) income, net	(151)	14	(193)	(330)
(Loss) income from continuing operations before income tax (benefit) expenses	$(623)	$1,029	$(268)	$138
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$14	$12	$29	$55
Total assets	$14,707	$4,250	$2,798	$21,755

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

Overview

We are a leading servicer and originator of residential mortgage loans. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $668 billion as of September 30, 2021. We believe this track record reflects our strong operating capabilities, which include a proprietary low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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
•Achieve a refinance recapture rate of 60%;
•Delight our customers and keep Mr. Cooper a great place for our team members to work;
•Reinvent the customer experience by acting as the customer’s advocate and by harnessing technology to deliver user-friendly digital solutions;
•Sustain the talent of our people and the culture of our organization; and
•Maintain strong relationships with agencies, investors, regulators, and other counterparties and a strong reputation for compliance and customer service.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic introduces unprecedented uncertainty in the economy, including the risk of a significant employment shock and recessionary conditions, with implications for the health and safety of our employees, borrower delinquency rates, servicing advances, origination volumes, the availability of financing, and our overall profitability and liquidity. We have implemented the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which makes available forbearance plans for up to eighteen months for borrowers under government and government agency mortgage programs, which we have extended to borrowers in our private label mortgage servicing portfolio. As of October 17, 2021, approximately 2.4% of our customers were on a forbearance plan, down from a peak of 7.2% in July 2020. More customers are now exiting forbearance than are entering. We include loans in forbearance related to the CARES Act, whereby no payments have been received from borrowers for greater than 90 days, in loans subject to repurchase rights from Ginnie Mae in other assets and payables and other liabilities on a gross basis. The balance was $2,486 as of September 30, 2021. See liquidity discussion related to the COVID-19 pandemic in Liquidity and Capital Resources section in MD&A.

Anticipated Trends

In the third quarter of 2021, our forward MSR portfolio continued to grow due to strong execution across all channels, primarily correspondent, direct-to-consumer, and acquisitions. We expect to see continued portfolio growth in the remainder of 2021 as the bulk market is starting to present us with more sizable opportunities. We closed on $21.6 billion in acquisitions this quarter, and anticipate closing on $32 billion in acquisitions subsequent to the third quarter of 2021. We have continued to benefit from early-buyout gains in 2021, which have driven strong operating income for our servicing segment, as we helped customers exit forbearance. We expect another quarter of solid early-buyout revenues in the fourth quarter of 2021, although down from third quarter of 2021, after which revenues will begin to taper off because we will be nearing the end of the inventory as loans in forbearance status continue to decrease. Based on the current interest rate environment, we expect prepayment speeds and amortization to remain elevated in the fourth quarter of 2021. On July 1, 2021, we entered into a definitive agreement for the sale of our reverse servicing portfolio, operating under the Champion Mortgage brand. The sale is expected to close in the fourth quarter of 2021. Refer to Note 2, Discontinued Operations, for further details.

Our Originations segment continued to generate strong funded volumes from both the correspondent and direct-to-consumer channels in the third quarter of 2021 despite competitive pricing pressure. Additionally, our pull through adjusted lock volume grew by 9%, as we took advantage of the drop in mortgage rates during the quarter. We expect the originations profit margins to compress quarter-over-quarter in the fourth quarter of 2021 as a result of continued pricing pressure.

In addition, we completed the sale of the Field Services business in October 2021. The sale of the Field Services business and the reverse servicing portfolio allow us to focus on our core business. Xome’s revenue has been, and is expected to continue to be, negatively impacted, as the REO exchange continues to be idle while the foreclosure moratoriums remain in effect. We expect the foreclosure moratoriums to expire at the end of the year and the resumption of foreclosure sales in 2022.

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended September 30,
	2021	2020	Change
Revenues - operational	$709	$879	$(170)
Revenues - mark-to-market	151	(16)	167
Total revenues	860	863	(3)
Total expenses	402	455	(53)
Total other expenses, net	44	162	(118)
Income from continuing operations before income tax expense	414	246	168
Less: Income tax expense	104	59	45
Net income from continuing operations	310	187	123
Less: Net earnings attributable to non-controlling interests	—	5	(5)
Net income from continuing operations attributable to Mr. Cooper	$310	$182	$128

During the three months ended September 30, 2021, income from continuing operations before income tax expense increased to $414 from $246 in 2020. The increase was driven by a decrease in total other expenses, net and total expenses. Total other expenses, net decreased primarily due to the $53 loss in 2020 on redemption of the 2023 unsecured senior notes and increase in interest income related to higher pandemic related buyouts in 2021, whereas, the decrease in total expenses was related to the sale of Xome’s Title and Valuations businesses in 2021. See further discussions in Note 1, Nature of Business and Basis of Presentation, in the Notes to the Condensed Consolidated Financial Statements and the Segment Results section of the MD&A.

The effective tax rate for continuing operations during the three months ended September 30, 2021 was 25.0% as compared to 23.9% in 2020. The change in effective tax rate for continuing operations is primarily attributable to state income taxes and nondeductible executive compensation expenses during the three months ended September 30, 2021 as compared to 2020.

Table 1.1 Consolidated Operations

	Nine Months Ended September 30,
	2021	2020	Change
Revenues - operational	$2,317	$2,363	$(46)
Revenues - mark-to-market	376	(618)	994
Total revenues	2,693	1,745	948
Total expenses	1,281	1,277	4
Total other income (expenses), net	294	(330)	624
Income from continuing operations before income tax expense	1,706	138	1,568
Less: Income tax expense	410	33	377
Net income from continuing operations	1,296	105	1,191
Less: Net earnings attributable to non-controlling interests	—	2	(2)
Net income from continuing operations attributable to Mr. Cooper	$1,296	$103	$1,193

During the nine months ended September 30, 2021, income from continuing operations before income tax expense increased to $1,706 from $138 in 2020. The change was primarily driven by a favorable MTM adjustments in 2021 compared to negative MTM adjustments in 2020 due to the interest rate environment. The change was also attributable to the completion of the sale of Xome’s Title and Valuations businesses in 2021, which resulted in a $494 gain recorded in total other income (expenses), net. See further discussions in Note 1, Nature of Business and Basis of Presentation, in the Notes to the Condensed Consolidated Financial Statements and Segment Results section of the MD&A. In addition, total other income (expenses), net in 2020 included the $53 loss on redemption of the 2023 unsecured senior notes.

The effective tax rate for continuing operations during the nine months ended September 30, 2021 was 24.0% as compared to 23.8% in 2020. The increase in effective tax rate for continuing operations is primarily attributable to the completion of the Title Transaction and excess tax benefit from stock-based compensation expenses during the nine months ended September 30, 2021 as compared to 2020.

Segment Results

Our operations are conducted through two segments: Servicing and Originations.

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

Refer to Note 16, Segment Information, in the Notes to the Condensed Consolidated Financial Statements for a summary of segment results.

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

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended September 30,
	2021		2020		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$402	25	$268	19	$134	6
Amortization, net of accretion	(202)	(12)	(129)	(9)	(73)	(3)
Mark-to-market	151	9	(16)	(1)	167	10
Total revenues	351	22	123	9	228	13
Expenses
Salaries, wages and benefits	69	4	66	5	3	(1)
General and administrative
Servicing support fees	19	1	26	2	(7)	(1)
Corporate and other general and administrative expenses	28	2	31	2	(3)	—
Foreclosure and other liquidation related (recoveries) expenses, net	1	—	(6)	—	7	—
Depreciation and amortization	11	1	6	—	5	1
Total general and administrative expenses	59	4	57	4	2	—
Total expenses	128	8	123	9	5	(1)
Other income (expense)
Other interest income	39	2	1	—	38	2
Interest income	39	2	1	—	38	2
Advance interest expense	(4)	—	(7)	(1)	3	1
Other interest expense	(61)	(4)	(61)	(4)	—	—
Interest expense	(65)	(4)	(68)	(5)	3	1
Total other expenses, net	(26)	(2)	(67)	(5)	41	3
Income (loss) from continuing operations before income tax expense (benefit)	$197	12	$(67)	(5)	$264	17

Weighted average cost - advance facilities	2.7%		3.0%		(0.3)%
Weighted average cost - excess spread financing	9.0%		9.0%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 3.1 Servicing - Revenues

	Three Months Ended September 30,
	2021		2020		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Forward MSR Operational Revenue
Base servicing fees	$230	14	$231	16	$(1)	(2)
Modification fees(2)	6	—	3	—	3	—
Late payment fees(2)	15	1	15	1	—	—
Other ancillary revenues(2)	155	10	52	4	103	6
Total forward MSR operational revenue	406	25	301	21	105	4
Base subservicing fees and other subservicing revenue(2)	61	4	71	5	(10)	(1)
Total servicing fee revenue	467	29	372	26	95	3
MSR financing liability costs	(6)	—	(8)	—	2	—
Excess spread payments and portfolio runoff	(59)	(4)	(96)	(7)	37	3
Total operational revenue	402	25	268	19	134	6
Amortization, Net of Accretion
Forward MSR amortization	(261)	(16)	(225)	(16)	(36)	—
Excess spread accretion	59	4	96	7	(37)	(3)
Total amortization, net of accretion	(202)	(12)	(129)	(9)	(73)	(3)
Mark-to-Market Adjustments
MSR MTM	155	10	(52)	(3)	207	13
MTM Adjustments(3)	(13)	(1)	2	—	(15)	(1)
Excess spread / financing MTM	9	—	34	2	(25)	(2)
Total MTM adjustments	151	9	(16)	(1)	167	10
Total revenues - Servicing	$351	22	$123	9	$228	13

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)MTM Adjustments includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $8 and $7 during the three months ended September 30, 2021 and 2020, respectively. In addition, MTM Adjustments included a negative $8 impact from MSR hedging activities during the three months ended September 30, 2021.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Forward - Other ancillary revenue increased during the three months ended September 30, 2021 as compared to 2020 primarily due to the $131 gain on sale associated with loans bought out of GNMA securitization, modified and redelivered following GNMA guidelines.

Forward MSR amortization increased during the three months ended September 30, 2021 as compared to 2020, primarily due to higher runoff values in 2021 due to favorable discount rates.

MTM adjustments increased during the three months ended September 30, 2021 compared to 2020, primarily due to favorable impact from changes in interest rates.

Subservicing - There were no material changes for Subservicing fees during the three months ended September 30, 2021 as compared to 2020.

Servicing Segment Expenses
There were no material changes for total expenses during the three months ended September 30, 2021 as compared to 2020.

Servicing Segment Other Income (Expenses), net
Total other expenses, net decreased during the three months ended September 30, 2021 as compared to 2020, primarily due to an increase in other interest income due to higher pandemic related buyouts.

Table 4. Servicing Segment Results of Operations

	Nine Months Ended September 30,
	2021		2020		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$1,215	26	$862	19	$353	7
Amortization, net of accretion	(567)	(12)	(362)	(8)	(205)	(4)
Mark-to-market	376	7	(618)	(14)	994	21
Total revenues	1,024	21	(118)	(3)	1,142	24
Expenses
Salaries, wages and benefits	205	4	205	5	—	(1)
General and administrative
Servicing support fees	62	1	71	2	(9)	(1)
Corporate and other general and administrative expenses	88	2	93	2	(5)	—
Foreclosure and other liquidation related (recoveries) expenses, net	(19)	—	(29)	(1)	10	1
Depreciation and amortization	23	—	14	—	9	—
Total general and administrative expenses	154	3	149	3	5	—
Total expenses	359	7	354	8	5	(1)
Other income (expense)
Other interest income	87	2	44	1	43	1
Interest income	87	2	44	1	43	1
Advance interest expense	(14)	—	(20)	—	6	—
Other interest expense	(187)	(4)	(175)	(4)	(12)	—
Interest expense	(201)	(4)	(195)	(4)	(6)	—
Total other expenses, net	(114)	(2)	(151)	(3)	37	1
Income (loss) from continuing operations before income tax expense (benefit)	$551	12	$(623)	(14)	$1,174	26

Weighted average cost - advance facilities	2.9%		3.0%		(0.1)%
Weighted average cost - excess spread financing	9.0%		9.0%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 4.1 Servicing - Revenues

	Nine Months Ended September 30,
	2021		2020		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Forward MSR Operational Revenue
Base servicing fees	$677	14	$720	17	$(43)	(3)
Modification fees(2)	19	—	8	—	11	—
Incentive fees(2)	1	—	9	—	(8)	—
Late payment fees(2)	44	1	54	1	(10)	—
Other ancillary revenues(2)	507	11	134	3	373	8
Total forward MSR operational revenue	1,248	26	925	21	323	5
Base subservicing fees and other subservicing revenue(2)	191	4	205	4	(14)	—
Total servicing fee revenue	1,439	30	1,130	25	309	5
MSR financing liability costs	(19)	—	(25)	(1)	6	1
Excess spread payments and portfolio runoff	(205)	(4)	(243)	(5)	38	1
Total operational revenue	1,215	26	862	19	353	7
Amortization, Net of Accretion
Forward MSR amortization	(772)	(16)	(605)	(13)	(167)	(3)
Excess spread accretion	205	4	243	5	(38)	(1)
Total amortization, net of accretion	(567)	(12)	(362)	(8)	(205)	(4)
Mark-to-Market Adjustments
MSR MTM	476	10	(727)	(17)	1,203	27
MTM Adjustments(3)	(107)	(3)	(14)	—	(93)	(3)
Excess spread / financing MTM	7	—	123	3	(116)	(3)
Total MTM adjustments	376	7	(618)	(14)	994	21
Total revenues - Servicing	$1,024	21	$(118)	(3)	$1,142	24

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)MTM Adjustments includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $28 and $20 during the nine months ended September 30, 2021 and 2020, respectively. In addition, MTM Adjustments included a negative $82 impact from MSR hedging activities during the nine months ended September 30, 2021.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Forward - Base servicing fee revenue decreased during the nine months ended September 30, 2021 as compared to 2020 primarily due to an increase in loan modifications and a shift in portfolio mix from GNMA to FNMA and FHLMC in 2021, which generate lower servicing fees. Other ancillary revenues increased primarily due to the $421 gain on sale associated with loans bought out of GNMA securitization, modified and redelivered following GNMA guidelines.

Forward MSR amortization increased during the nine months ended September 30, 2021 as compared to 2020, primarily due to higher prepayments driven by the low interest rate environment.

Total MTM adjustments increased during the nine months ended September 30, 2021 compared to 2020, primarily due to favorable impact from changes in interest rates. MTM adjustments increased during the nine months ended September 30, 2021 compared to 2020 primarily due to the growth of loan-related derivative activities.

Subservicing - There were no material changes for Subservicing fees during the nine months ended September 30, 2021 as compared to 2020.

Servicing Segment Expenses
There were no material changes for total expenses during the nine months ended September 30, 2021 as compared to 2020.

Servicing Segment Other Income (Expenses), net
Total other expenses, net decreased during the nine months ended September 30, 2021 as compared to 2020, primarily due to an increase in other interest income due to higher pandemic related buyouts.

Table 5. Servicing Portfolio - Unpaid Principal Balances

			Three Months Ended September 30,		Nine Months Ended September 30,
			2021	2020	2021	2020
Average UPB
Forward MSRs			$302,055	$277,707	$291,507	$290,199
Subservicing and other(1)			351,211	293,014	347,598	301,752
Total average UPB			$653,266	$570,721	$639,105	$591,951

	September 30, 2021			September 30, 2020
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
Forward MSRs
Agency	$266,588	$3,329	125	$220,139	$2,234	101
Non-agency	36,503	337	92	46,528	429	92
Total forward MSRs	303,091	3,666	121	266,667	2,663	100

Subservicing and other(1)
Agency	347,806	N/A		285,704	N/A
Non-agency	17,479	N/A		15,151	N/A
Total subservicing and other	365,285	N/A		300,855	N/A

Total ending balance	$668,376	$3,666		$567,522	$2,663

Forward MSRs UPB Encumbrance					September 30, 2021	September 30, 2020
Forward MSRs - unencumbered					$167,993	$85,937
Forward MSRs - encumbered(2)					135,098	180,730
Total Forward MSRs UPB					$303,091	$266,667

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)The encumbered forward MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

The following tables provide a rollforward of our forward MSR and subservicing and other portfolio UPB:

Table 6. Forward Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Forward MSR	Subservicing and Other	Total	Forward MSR	Subservicing and Other	Total
Balance - beginning of period	$287,455	$366,862	$654,317	$277,975	$296,792	$574,767
Additions:
Originations	18,821	1,175	19,996	14,517	1,232	15,749
Acquisitions / Increase in subservicing(1)	18,308	28,395	46,703	(2,660)	38,082	35,422
Deductions:
Dispositions	(14)	(1,119)	(1,133)	(23)	(3,046)	(3,069)
Principal reductions and other	(2,974)	(3,384)	(6,358)	(2,683)	(2,659)	(5,342)
Voluntary reductions(2)	(18,338)	(26,620)	(44,958)	(20,215)	(29,506)	(49,721)
Involuntary reductions(3)	(87)	(24)	(111)	(177)	(40)	(217)
Net changes in loans serviced by others	(80)	—	(80)	(67)	—	(67)
Balance - end of period	$303,091	$365,285	$668,376	$266,667	$300,855	$567,522

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the three months ended September 30, 2021, our forward MSR UPB increased primarily due to originations volumes and acquisitions, partially offset by voluntary reductions in the low interest rate environment. During the three months ended September 30, 2021, our subservicing and other portfolio UPB increased primarily due to portfolio growth from our subservicing clients, partially offset by voluntary reductions in the low interest rate environment.

Table 6.1 Forward Servicing and Subservicing and Other Portfolio UPB Rollforward

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Forward MSR	Subservicing and Other	Total	Forward MSR	Subservicing and Other	Total
Balance - beginning of period	$271,189	$336,513	$607,702	$296,782	$323,983	$620,765
Additions:
Originations	63,351	4,053	67,404	35,630	2,918	38,548
Acquisitions / Increase in subservicing(1)	35,369	131,355	166,724	(4,967)	78,342	73,375
Deductions:
Dispositions	(82)	(7,064)	(7,146)	(94)	(23,156)	(23,250)
Principal reductions and other	(8,364)	(10,242)	(18,606)	(8,109)	(7,792)	(15,901)
Voluntary reductions(2)	(57,801)	(89,237)	(147,038)	(51,514)	(73,291)	(124,805)
Involuntary reductions(3)	(343)	(93)	(436)	(815)	(149)	(964)
Net changes in loans serviced by others	(228)	—	(228)	(246)	—	(246)
Balance - end of period	$303,091	$365,285	$668,376	$266,667	$300,855	$567,522

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the nine months ended September 30, 2021, our forward MSR UPB increased primarily due to originations volumes and acquisitions, partially offset by voluntary reductions in the low interest rate environment. During the nine months ended September 30, 2021, our subservicing and other portfolio UPB increased primarily driven by acquisitions, partially offset by voluntary reductions in the low interest rate environment.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)

			September 30, 2021	September 30, 2020
Loan count(2)			3,488,384	3,283,769
Average loan amount(3)			$191,602	$172,828
Average coupon - agency(4)			3.7%	4.3%
Average coupon - non-agency(4)			4.4%	4.6%
60+ delinquent (% of loans)(5)			4.0%	5.9%
90+ delinquent (% of loans)(5)			3.7%	5.1%
120+ delinquent (% of loans)(5)			3.5%	4.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total prepayment speed (12-month constant prepayment rate)	24.6%	30.1%	27.1%	25.0%

(1)Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.
(2)As of September 30, 2021 and 2020, loan count includes 84,939 and 199,118 loans in forbearance related to the CARES Act, respectively.
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

Delinquency is an assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. Delinquency rates have begun to decrease as the COVID-19 pandemic’s effect on the macroeconomic environment declines.

Table 8. Forward Loan Modifications and Workout Units

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Modifications(1)	14,540	3,242	11,298	47,720	12,286	35,434
Workouts(2)	14,041	20,483	(6,442)	50,418	25,849	24,569
Total modifications and workout units	28,581	23,725	4,856	98,138	38,135	60,003

(1)Modifications adjust the terms of the loan.
(2)Workouts are other loss mitigation options which do not adjust the terms of the loan. Workouts exclude loans which did not miss a contractual payment during forbearance related to the CARES Act.

Modifications consist of agency programs, including forbearance options under the CARES Act, designed to help borrowers manage financial stress and remain in their homes by providing them with new loan terms, which often include reduced interest rates. Workouts consist of other loss mitigation options designed to assist borrowers and keep them in their homes.

Total modifications during the three and nine months ended September 30, 2021 increased compared to 2020 primarily due to an increase in modifications related to loans impacted by the COVID-19 pandemic which successfully exited their forbearance plans. Total workouts during the three months ended September 30, 2021 decreased compared to 2020 primarily due to a decrease in customers who were exiting forbearance plans, as there were fewer customers in forbearance. During the nine months ended September 30, 2021, total workouts increased when compared to 2020 primarily due to the peak forbearance season related to the COVID- 19 pandemic being in July 2020.

Servicing Portfolio and Related Liabilities

The following table sets forth the activities of forward MSRs:

Table 9. Forward MSRs - Fair Value Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value - beginning of period	$3,307	$2,757	$2,703	$3,496
Additions:
Servicing retained from mortgage loans sold	236	163	790	412
Purchases of servicing rights	220	6	438	30
Dispositions:
Sales and cancellation of servicing assets	(1)	—	(13)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR fair value MTM):
Agency	150	(49)	108	(679)
Non-agency	5	(3)	368	(48)
Changes in valuation due to amortization:
Scheduled principal payments	(33)	(23)	(82)	(70)
Prepayments
Voluntary prepayments
Agency	(212)	(182)	(625)	(455)
Non-agency	(15)	(17)	(62)	(73)
Involuntary prepayments
Agency	(1)	(2)	(3)	(7)
Non-agency	—	—	—	—
Other changes:
Disposition of negative MSRs and other(1)	10	13	44	57
Fair value - end of period	$3,666	$2,663	$3,666	$2,663

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of forward MSRs as of September 30, 2021 and December 31, 2020.

Excess Spread Financing

As further disclosed in Note 3, Mortgage Servicing Rights and Related Liabilities, in the Notes to the Condensed Consolidated Financial Statements, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments varies primarily due to (i) prepayment speeds (ii) recapture rates and (iii) discount rates. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of September 30, 2021 and December 31, 2020.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value - beginning of period	$867	$1,124	$934	$1,311
Additions:
New financings	—	—	—	24
Deductions:
Settlements and repayments	(37)	(49)	(118)	(159)
Changes in fair value:
Agency	(12)	(31)	(3)	(134)
Non-agency	4	—	9	2
Fair value - end of period	$822	$1,044	$822	$1,044

Originations Segment

The strategy of our Originations segment is to originate or acquire new loans for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain our existing customers by providing them with attractive refinance options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring loans at a more attractive cost than would be the case in bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Our Originations segment is one way that we help underserved consumers access the financial markets. In the nine months ended September 30, 2021, our total originations included loans for 34,374 customers with low FICOs (<660), 51,163 customers with income below the U.S. median household income, 28,621 first-time homebuyers, and 18,754 veterans. During this time period, we originated a total of 58,538 Ginnie Mae loans, which are designed for first-time homebuyers and low- and moderate-income borrowers, comprising $14 billion in total proceeds. Once these loans are originated, these underserved borrowers become our servicing customers.

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

The following tables set forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Three Months Ended September 30,
	2021	2020	Change
Revenues
Service related, net	$44	$27	$17
Net gain on mortgage loans held for sale
Net gain on loans originated and sold	213	449	(236)
Capitalized servicing rights	221	162	59
Provision for repurchase reserves, net of release	(4)	(6)	2
Total net gain on mortgage loans held for sale	430	605	(175)
Total revenues	474	632	(158)
Expenses
Salaries, wages and benefits	147	140	7
General and administrative
Loan origination expenses	25	20	5
Corporate and other general administrative expenses	15	16	(1)
Marketing and professional service fees	13	14	(1)
Depreciation and amortization	8	5	3
Total general and administrative	61	55	6
Total expenses	208	195	13
Other income (expenses)
Interest income	27	16	11
Interest expense	(22)	(15)	(7)
Total other income, net	5	1	4
Income from continuing operations before income tax expense	$271	$438	$(167)

Weighted average note rate - mortgage loans held for sale	3.0%	3.1%	(0.1)%
Weighted average cost of funds (excluding facility fees)	1.9%	2.5%	(0.6)%

Table 11.1 Originations - Key Metrics

	Three Months Ended September 30,
	2021		2020		Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$9,419		$10,414		$(995)
Other locked pull through adjusted volume(1)	10,654		9,380		1,274
Total pull through adjusted lock volume	$20,073		$19,794		$279
Funded volume	$19,938		$15,598		$4,340
Volume of loans sold	$21,463		$15,206		$6,257
Recapture percentage(2)	29.9%		24.9%		5.0%
Refinance recapture percentage(3)	40.3%		31.2%		9.1%
Purchase as a percentage of funded volume	30.9%		16.4%		14.5%
Value of capitalized servicing on retained settlements	138	bps	133	bps	5	bps

Originations Margin
Revenue	$474		$632		$(158)
Pull through adjusted lock volume	$20,073		$19,794		$279
Revenue as a percentage of pull through adjusted lock volume(4)	2.36%		3.19%		(0.83)%

Expenses(5)	$203		$194		$9
Funded volume	$19,938		$15,598		$4,340
Expenses as a percentage of funded volume(6)	1.02%		1.24%		(0.22)%

Originations Margin	1.34%		1.95%		(0.61)%

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

Income from continuing operations before income tax expense decreased for the three months ended September 30, 2021 as compared to 2020 primarily due to a decrease in total revenues driven by a decrease in net gain on loans originated and sold and unfavorable mark-to-market on locks and commitments revenues. The Originations Margin for the three months ended September 30, 2021 decreased as compared to 2020 primarily due to a lower revenue ratio as a percentage of pull through adjusted lock volume driven by lower margins from a shift in channel mix from DTC to higher correspondent channel mix. Correspondent channel mix for the three months ended September 30, 2021 was 53% compared to 47% in 2020.

Originations Segment Revenues
Total revenues decreased during the three months ended September 30, 2021 compared to 2020 primarily driven by a decrease in net gain on loans originated and sold as a result of a decrease in gain on loans originated and sold and unfavorable mark-to-market on locks and commitments revenue, partially offset by higher value of capitalized servicing on retained settlements. There were no material changes for repurchase reserves.

Originations Segment Expenses
Total expenses during the three months ended September 30, 2021 increased when compared to 2020 primarily due to growth in origination volumes. The origination volume growth contributed to the increase in salaries, wages and benefits, due to increased compensation and headcount related costs. Despite the increase in expenses, our expenses as a percentage of funded volume decreased during the three months ended September 30, 2021 when compared to 2020, demonstrating an improvement in cost efficiencies and scale.

Originations Segment Other Income (Expenses), Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. There were no material changes in total other income, net, during the three months ended September 30, 2021 as compare to 2020.

Table 12. Originations Segment Results of Operations

	Nine Months Ended September 30,
	2021	2020	Change
Revenues
Service related, net	$132	$68	$64
Net gain on mortgage loans held for sale
Net gain on loans originated and sold	642	1,085	(443)
Capitalized servicing rights	741	404	337
Provision for repurchase reserves, net of release	(16)	(14)	(2)
Total net gain on mortgage loans held for sale	1,367	1,475	(108)
Total revenues	1,499	1,543	(44)
Expenses
Salaries, wages and benefits	478	377	101
General and administrative
Loan origination expenses	78	52	26
Corporate and other general administrative expenses	52	50	2
Marketing and professional service fees	39	37	2
Depreciation and amortization	18	12	6
Total general and administrative	187	151	36
Total expenses	665	528	137
Other income (expenses)
Interest income	76	69	7
Interest expense	(70)	(55)	(15)
Total other income, net	6	14	(8)
Income from continuing operations before income tax expense	$840	$1,029	$(189)

Weighted average note rate - mortgage loans held for sale	3.0%	3.4%	(0.4)%
Weighted average cost of funds (excluding facility fees)	2.0%	2.7%	(0.7)%

Table 12.1 Originations - Key Metrics

	Nine Months Ended September 30,
	2021		2020		Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$28,375		$27,432		$943
Other locked pull through adjusted volume(1)	33,323		17,433		15,890
Total pull through adjusted lock volume	$61,698		$44,865		$16,833
Funded volume	$67,298		$38,686		$28,612
Volume of loans sold	$72,724		$39,633		$33,091
Recapture percentage(2)	31.1%		26.5%		4.6%
Refinance recapture percentage(3)	39.2%		32.4%		6.8%
Purchase as a percentage of funded volume	21.7%		17.8%		3.9%
Value of capitalized servicing on retained settlements	131	bps	134	bps	(3) bps

Originations Margin
Revenue	$1,499		$1,543		$(44)
Pull through adjusted lock volume	$61,698		$44,865		$16,833
Revenue as a percentage of pull through adjusted lock volume(4)	2.43%		3.44%		(1.01)%

Expenses(5)	$659		$514		$145
Funded volume	$67,298		$38,686		$28,612
Expenses as a percentage of funded volume(6)	0.98%		1.33%		(0.35)%

Originations Margin	1.45%		2.11%		(0.66)%

(1) Pull through adjusted volume represents the expected funding from locks taken during the period.
(2) Recapture percentage includes new loan originations for both purchase and refinance transactions where borrower retention and/or property retention occurs as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
(3) Refinance recapture percentage includes new loan originations for refinance transactions where borrower retention and property retention occurs as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
(4) Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(5) Expenses include total expenses and total other income (expenses), net.
(6) Calculated on funded volume as expenses are incurred based on closing of the loan.

Income from continuing operations before income tax expense decreased for the nine months ended September 30, 2021 as compared to 2020 primarily due to an increase in total expenses driven by higher salaries, wages and benefits and loan originations expenses as a result of higher origination volume due to the low interest rate environment and funding out the pipeline. The Originations Margin for 2021 decreased as compared to 2020 primarily due to a lower revenue ratio as a percentage of pull through adjusted lock volume driven by lower margins from a shift in channel mix from DTC to higher correspondent channel mix. Correspondent channel mix for the nine months ended September 30, 2021 was 54% compared to 39% in 2020

Originations Segment Revenues
Total revenues decreased during the nine months ended September 30, 2021 compared to 2020 primarily driven by decrease in net gain on loans originated and sold in connection with unfavorable mark-to-market on locks and commitments revenue, partially offset by favorable mark-to-market loans related derivatives revenue. There were no material changes for repurchase reserves.

Originations Segment Expenses
Total expenses during the nine months ended September 30, 2021 increased when compared to 2020 primarily due to growth in origination volumes. The origination volume growth contributed to the increase in salaries, wages and benefits, due to increased compensation and headcount related costs. Despite the increase in expenses, our expenses as a percentage of funded volume decreased during the nine months ended September 30, 2021 when compared to 2020, demonstrating an improvement in cost efficiencies and scale.

Originations Segment Other Income (Expenses), Net
Total other income, net, decreased during the nine months ended September 30, 2021 compared to 2020 primarily driven by an increase in interest expense due to originations volume growth, partially off by an increase in interest income in connection with higher originations volume.

Corporate/Other

Corporate/Other represents unallocated overhead expenses, including the costs of executive management and other corporate functions that are not directly attributable to our operating segments, and interest expense on our unsecured senior notes. In the third quarter of 2021, we began presenting the Xome financial results under Corporate/Other. See Note 16, Segment Information, for further details on change in reportable segments. Previously, Xome financial results were reported under Xome segment, which ceased to be a reportable segment in the third quarter of 2021. Xome operates an exchange which facilitates the sale of foreclosed properties. On June 30, 2021 and August 31 2021, we completed the sale of Xome’s Title and Valuations business, respectively. In addition, during the third quarter of 2021, the Company entered into a definitive agreement to sell its Xome Field Services business. For more information, see Note 1, Nature of Business and Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements.

The following table set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Corporate/Other - Operations
Total revenues	$35	$108	$(73)	$170	$320	$(150)
Total expenses	66	137	(71)	257	395	(138)
Interest expense	31	45	(14)	92	144	(52)
Other income (expense), net	8	(51)	59	494	(50)	544

Key Metrics
Average exchange properties under management	14,907	15,067	(160)	14,438	16,761	(2,323)

Total revenues and total expenses decreased during the three and nine months ended September 30, 2021 as compared to 2020 primarily due to sale of Xome’s Title and Valuations businesses in 2021.

Interest expense decreased in the three and nine months ended September 30, 2021 as compared to 2020 primarily due to repayment and redemption in 2020 of the unsecured senior notes due 2021, 2022, 2023 and 2026 and the issuance in 2020 of the unsecured senior notes due 2027, 2028 and 2030 at lower interest rates.

The change in other income (expense), net, in the three months ended September 30, 2021 as compared to 2020 was primarily due to the $53 loss on redemption of the 2023 unsecured senior notes in 2020. The change in total other income (expense), net, during the nine months ended September 30, 2021 is primarily a result of the gain of $487 that was recorded in the second quarter of 2021 upon the completion of the sale of Xome’s Title business.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR facilities and other facilities. We held cash and cash equivalents on hand of $731 as of September 30, 2021 compared to $695 as of December 31, 2020. During the three months ended September 30, 2021, we bought back 11.1 million shares of our outstanding common stocks as part of our stock repurchase program. Additionally, during the three months ended September 30, 2021, we repurchased and retired all of our outstanding preferred stock. We have sufficient borrowing capacity to support our operations. As of September 30, 2021, total available borrowing capacity was $17,530, of which $9,213 was unused.

The economic impact of the COVID-19 pandemic could continue to result in an increase in servicing advances and liquidity demands related to the utilization of forbearance programs offered by the CARES Act. Forbearance rates have declined since the peak during the second of quarter of 2020. As of September 30, 2021, our total advance facility capacity was $1,740, of which $1,201 remained unused. For more information on our advance facilities, see Note 9, Indebtedness in the Notes to the Condensed Consolidated Financial Statements.

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

In addition, derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations. See Note 8, Derivative Financial Instruments, in the Notes to the Condensed Consolidated Financial Statements in Item 1, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our derivative transactions.

In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (“SPEs”) determined to be variable interest entities (“VIEs”), which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which we transfer assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, we typically receive cash and/or other interests in the SPE as proceeds for the transferred assets. See Note 10, Securitizations and Financings, in the Notes to the Condensed Consolidated Financial Statements in Item 1, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our transactions with VIEs and unconsolidated balances, and details of their impact on our condensed consolidated financial statements.

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Nine Months Ended September 30,
	2021	2020	Change
Net cash attributable to:
Operating activities	$(770)	$1,878	$(2,648)
Investing activities	1,011	(38)	1,049
Financing activities	(240)	(1,277)	1,037
Net increase in cash, cash equivalents, and restricted cash	$1	$563	$(562)

Operating activities
Our operating activities used cash of $770 during the nine months ended September 30, 2021 compared to cash generated of $1,878 in 2020. The change in cash attributable to operating activities was primarily related to continuing operations, driven by $1,089 in the cash used for originations net sale activities in 2021 compared to $1,164 of cash generated in 2020, as a result of an increase in repurchases of forward loan assets out of Ginnie Mae securitizations, and a decrease of $1,036 driven by fair values changes in MSRs. In addition, we recorded a total gain of $494 from the sale of the Xome Title and Valuations businesses in 2021.

Investing activities
Our investing activities generated cash of $1,011 during the nine months ended September 30, 2021 compared to cash used of $38 in 2020. The change in cash attributable to investing activities was primarily related to discontinued operations, driven by $1,030 of proceeds from sale of the reverse servicing portfolio. Additionally, investing activities from continuing operations included $432 of proceeds from sale of the Xome Title and Valuation businesses, net of cash divested, in 2021, offset by an increase of $392 in cash used for the purchase of forward mortgage servicing rights.

Financing activities
Our financing activities used cash of $240 during the nine months ended September 30, 2021 compared to cash used of $1,277 in 2020. The decrease in cash used for financing activities was primarily related to continuing operations, driven by an increase of $1,964 in cash generated from advance and warehouse facilities due to net increased borrowing of $1,950 from advance and warehouse facilities compared to net repayment of $14 in 2020. Additionally, in 2020, $1,686 of cash was used in the redemption and repayment of the 2021, 2022, 2023 and 2026 unsecured senior notes, partially offset by $1,450 related to the issuance of the 2027, 2028 and 2030 unsecured senior notes. There were no such activities in 2021.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. These covenants are measured at our operating subsidiary, Nationstar Mortgage LLC. As of September 30, 2021, we were in compliance with our required financial covenants.

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

As of September 30, 2021, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Note 14, Capital Requirements, in the Notes to the Condensed Consolidated Financial Statements for additional information.

Table 15. Debt

	September 30, 2021	December 31, 2020
Advance facilities principal amount	$539	$669
Warehouse facilities principal amount	7,375	5,330
MSR facilities principal amount	305	270
Unsecured senior notes principal amount	2,100	2,100

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of September 30, 2021, we had a total borrowing capacity of $1,740, of which we could borrow an additional $1,201.

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of September 30, 2021, we had a total borrowing capacity of $15,790 for warehouse and MSR facilities, of which we could borrow an additional $8,012.

Unsecured Senior Notes
In 2020, we completed offerings of unsecured senior notes with maturity dates ranging from 2027 to 2030. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.125% to 6.000%. For more information regarding our indebtedness, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations
As of September 30, 2021, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 except for the following:

In the second quarter of 2021, we entered into an agreement, under which we committed a total of $83 over a period of 5 years in exchange for cloud platform service.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our condensed consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, goodwill, and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our condensed consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs primarily include (i) the valuation of MSRs, (ii) the valuation of excess spread financing, and (iii) the valuation of IRLCs. For further information on our critical accounting policies and estimates, please refer to the Company’s Annual Reports on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates since December 31, 2020.

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

We used September 30, 2021 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2021 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 16. Change in Fair Value

	September 30, 2021
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(207)	$225
Mortgage loans held for sale at fair value	33	(44)
Derivative financial instruments:
Interest rate lock commitments	41	(55)
Forward MBS trades	(80)	105
Total change in assets	(213)	231
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(3)	3
Excess spread financing at fair value	(16)	20
Derivative financial instruments:
Interest rate lock commitments	(19)	25
Forward MBS trades	15	(21)
Total change in liabilities	(23)	27
Total, net change	$(190)	$204

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2021.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 29, 2021, we announced that our Board of Directors authorized the repurchase of up to $500 of our outstanding common stock. The new stock repurchase plan went into effect during the three months ended September 30, 2021 upon the completion of our previous program. During the three months ended September 30, 2021, we repurchased shares of our common stock at a total cost of $368 under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
July 2021	—	$—	—	$504
August 2021(1)	11,073	$33.25	11,073	$136
September 2021	—	$—	—	$136
Total	11,073		11,073

(1)In August 2021, we repurchased 11,073 thousand shares of our common stock from affiliates of KKR. In addition, we repurchased 1,000 thousand shares of our preferred stock for $28. After giving effect to the transaction, KKR no longer held any equity interests in the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1
Amendment Number Seventeen to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller, dated July 9, 2021
X
10.2
Amendment Number Eighteen to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller, dated September 30, 2021
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

MR. COOPER GROUP INC.

October 28, 2021	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

October 28, 2021	/s/ Christopher G. Marshall
Date	Christopher G. Marshall Vice Chairman, President & Chief Financial Officer (Principal Financial and Accounting Officer)