Form 10-K
period 2021-12-31
Mr. Cooper Group Inc.
filed 2022-02-17
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☒
Number of shares of common stock, $0.01 par value, outstanding as of February 10, 2022 was 73,776,900.
As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,402,620,028 based on the closing sales price of $33.06 as reported on the Nasdaq Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

MR. COOPER GROUP INC.
ANNUAL REPORT ON FORM 10-K

PART I.
Item 1. Business
The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section within Item 1, captioned “Caution Regarding Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements are set forth elsewhere in this report.

OVERVIEW
Mr. Cooper Group Inc., including our consolidated subsidiaries (collectively, “Mr. Cooper,” the “Company,” “we,” “us” or “our”), is the largest non-bank servicer of residential mortgage loans in the U.S. according to the latest publications from Inside Mortgage Finance as of second quarter of 2021, and a major mortgage originator. We also provide real estate owned (“REO”) disposition services through our Xome subsidiary.

Our success depends on working with residential mortgage borrowers, government sponsored and private investors, and business partners, to help customers achieve home ownership and manage what is typically their largest and most important financial asset. Investors primarily include government sponsored enterprises (“GSE”) such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and the Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”), investors in private-label securitizations, the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), as well as organizations owning mortgage servicing rights (“MSR”), which engage us to subservice. We are regulated both at the Federal and individual state levels.

We have provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of this Form 10-K.

On June 30, 2021, we completed the sale of our Title business to Blend Labs, Inc. (“Blend Labs”). On August 31, 2021, we completed the sale of our Valuations business to Voxtur Analytics Corp. (“Voxtur”). In addition, on October 22, 2021, we completed the sale of our Field Services business to Cyprexx Services LLC. The results of our Title, Valuation and Field Services businesses, in addition to the results of Xome Exchange business that remains, are reported under Corporate/Other in Note 20, Segment Information, in the Notes to the Consolidated Financial Statements. Prior period amounts have been updated to reflect this change. Refer to Note 1, Nature of Business and Basis of Presentation, in the Notes to the Consolidated Financial Statements for further details.

On December 1, 2021, we completed the sale of our reverse servicing portfolio, operating under the Champion Mortgage brand, to Mortgage Assets Management, LLC and its affiliates. The reverse servicing operation was previously reported in our Servicing segment in Note 20, Segment Information, in the Notes to the Consolidated Financial Statements. Refer to Note 3, Discontinued Operations, in the Notes to the Consolidated Financial Statements for further details.

BUSINESS SEGMENTS
We conduct our operations through two operating segments: Servicing and Originations.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 20, Segment Information of the Notes to Consolidated Financial Statements in Part II, Item 8, for additional financial information about our segments.

Servicing
As of December 31, 2021, we served approximately 3.6 million customers with an aggregate unpaid principal balance (“UPB”) of approximately $710 billion, consisting of approximately $339 billion in forward loans and $371 billion in subservicing and other. According to the latest publication by Inside Mortgage Finance as of the second quarter of 2021, we were the largest non-bank servicer and fourth largest residential mortgage servicer in the United States. During 2021, we boarded $321 billion UPB of loans, with $162 billion of UPB related to subservicing.

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

Servicing
Where we own the right to service forward loans, we recognize forward MSR assets in our consolidated financial statements and have elected to mark this portfolio to fair value each quarter. We primarily generate recurring revenue through contractual servicing fees, which include late payment, modification, and other ancillary fees and interest income on custodial deposits. As the MSR owner, we are obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments when the mortgage loan borrower has failed to make the scheduled payments and to cover foreclosure costs and various other items that are required to preserve the assets being serviced. As the MSR owner, we generally have the right to solicit our customers for refinance opportunities, which are processed through our direct-to-consumer channel in our Originations segment. Additionally, we may be able to modify or refinance loans pursuant to government programs and earn incentive fees or gain-on-sale revenues from redelivering modified loans to existing securitizations.

Prior to the sale of our reverse servicing portfolio and as disclosed in Note 3, Discontinued Operations, in the Notes to the Consolidated Financial Statements, we also recorded servicing rights and liabilities in connection with servicing reverse residential mortgages, which were acquired from third parties in prior years.

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

In 2021, we continued to expand our subservicing portfolio, which grew from $337 billion to $371 billion in UPB and accounted for 52% of the total servicing portfolio as of December 31, 2021. We believe the expansion of subservicing operations allows us to leverage the scale of our technology and labor capital to provide cost effective servicing to customers while limiting the use of cash resources, thereby producing a higher return on equity.

Focus on the Customer
We are focused on providing quality service to our customers and building strong, lasting relationships. We have developed a culture of customer advocacy and celebrate and reward our team members for providing excellent service that helps our customers achieve their goal of homeownership and manage what is for many of them their largest financial asset. Additionally, we have invested significantly in technology solutions to improve the customer experience.

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

Originations
Our Originations segment provides refinance opportunities to our existing servicing customers through our direct-to-consumer channel, and purchases loans from originators through our correspondent channel. According to Inside Mortgage Finance, we were the 12th largest overall mortgage loan originator, funding $84 billion for the year ended December 31, 2021. We generate revenue through gains at the time of sale and fees associated with originating and selling mortgage loans sourced through our direct-to-consumer and correspondent channels. We originate and purchase conventional mortgage loans conforming to the underwriting standards of the GSEs. We also originate and purchase government-insured mortgage loans, which are insured by the Federal Housing Administration (“FHA”), Department of Veterans Affairs (“VA”) and U.S. Department of Agriculture (“USDA”).

We utilize warehouse facilities to fund originated loans. When we sell originated mortgage loans to secondary market investors, we generally retain the servicing rights on mortgage loans sold. The mortgage loans are typically sold within 30 days of origination in order to both mitigate credit risk and minimize the capital required. The majority of our mortgage loans were sold to, or were sold pursuant to, programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 4

Direct-to-Consumer Channel
We originate loans directly with borrowers through our direct-to-consumer channel. This channel utilizes our call centers, website and mobile apps, specially-trained teams of licensed mortgage originators, predictive analytics and modeling utilizing proprietary data from our servicing portfolio to reach those of our existing 3.6 million servicing customers who may benefit from a new mortgage. Depending on borrower eligibility, we will refinance existing loans into conventional, government or non-agency products. Through lead campaigns and direct marketing, the direct-to-consumer channel seeks to convert leads into loans in a cost-efficient manner. We earn gain-on-sale revenues from securitizing newly-originated loans.

Our direct-to-consumer channel represented 48% and 56% of our mortgage originations for the years ended December 31, 2021 and 2020, respectively, based on funded volume. Pull through adjusted lock volume for this channel was $36.6 billion in 2021 and $37.9 billion in 2020.

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

Our correspondent channel represented 52% and 43% of our mortgage originations for the years ended December 31, 2021 and 2020, respectively, based on funded volume. Pull through adjusted lock volume for this channel increased to $39.8 billion in 2021 from $30.6 billion in 2020.

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

Our Originations segment competes based on product offerings, rates, fees and customer service. Many of our competitors consist of large banks or other financial institutions with greater financial resources, more diverse funding sources with lower funding costs, and less reliant on the sale of mortgage loans into the secondary markets to maintain their liquidity. Additionally, newer competitors, including marketplace and crowdfunding lenders, are reinventing aspects of the mortgage loan industry and capturing profit pools previously enjoyed by existing market participants.

Our primary competitive strength flows from our ability to market our products to our servicing portfolio customers. We believe our origination capabilities provide a significant advantage compared to other servicers and subservicers. Our Originations segment is highly dependent on our customer relationships. Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the significant market share of the largest competitors, along with the continual need to invest in technology in order to reduce operating costs while maintaining compliance with more restrictive underwriting standards and dynamic regulatory requirements. Our ability to win new clients and maintain existing customers is largely driven by the level of customer service we provide and our ability to comply and adapt to an increasingly complex regulatory environment.

Government Regulation
The residential mortgage industry is highly regulated. We are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing, originations and ancillary business and the fees we may charge. These regulations directly impact our business and require constant compliance.

Human Capital Resources
Over the last few years, we have cultivated a people-first culture, utilizing team member feedback to drive new initiatives. Mr. Cooper Group empowers our approximately 8,200 employees as of December 31, 2021 across the U.S. and India.

As a company, Mr. Cooper is grounded in a set of intangible values - being challengers of convention, champions for our customers and cheerleaders for our team. Our most recent engagement survey, which led to our third Great Place to Work certification, shows how these intentional efforts are making a difference, with approximately 87% of survey participants having said that Mr. Cooper is a great place to work.

5 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Diversity and Inclusion Initiatives: Our success as a business is directly tied to our ongoing efforts to attract and retain diverse talent, promote fairness and equity, and maintain an inclusive and progressive environment where each team member can thrive. We established our internal Office of Diversity, Equity, and Inclusion to serve as a driver and a resource for our team members and the community. Since its inception, the Office of Diversity, Equity, and Inclusion has spearheaded numerous programs including the formation of 17 Employee Resource Teams. In 2021, the Office of Diversity, Equity, and Inclusion facilitated more than 75 hours of programming for team members, comprised of speaking engagements, career development workshops, and community service. Our efforts also extended to the community through housing education and outreach, resulting in over $1 million in governmental funding secured to support homeowners in need.

Talent Management: We invest in attracting, developing and retaining the best talent, and we know that focusing on a holistic experience will continue to be key in our journey from better to best, so we operate an overarching Talent Management function, which combines our Training, Leadership Development and Talent Acquisition teams into one group. Over the past year, we offered our employees approximately 485,000 hours of training across a broad range of categories, including leadership, inclusion, professional skills, and performance management.

Performance Management and Compensation: We abide by a pay for performance philosophy that links rewards to a team member’s performance. Rewards are differentiated, which results in top performers receiving higher rewards, showing team members they are being compensated based on their individual contributions. To ensure our compensation practices are fair and market competitive, we evaluate our pay ranges every year using data from several industry surveys.

Total Rewards: We are proud to offer team members a variety of benefits to attract and retain top talent, and we are committed to giving our team greater transparency and choice in the benefits available to them. To provide more insight into the value of all the Company benefits they receive at Mr. Cooper, each team member has access to a personalized Total Rewards statement, which provides a simple, complete picture of a team member’s pay, medical benefits, life insurance, retirement plan, tax-free spending accounts, family benefits, career development opportunities and more. We believe that our unique benefits help us to attract and retain top talent, including the following offerings: Healthcare Exchange, which provides a choice of competitive insurance options, Team Member Mortgage Loan Program, Down Payment Assistance Program, Student Debt Repayment Program and Team Member Relief Fund.

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
Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 6

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

7 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

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
•Our earnings may decrease because of changes in prevailing interest rates and/or declines in home prices.
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
Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 8

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

Risks Related to the Owning our Stock

•Our common stock is subject to transfer restrictions.
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
As of December 31, 2021, the aggregate principal amount of our unsecured senior notes was $2,700 million. Although we and our subsidiaries have substantial indebtedness, we believe we have the ability to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. These agreements generally restrict us and our restricted subsidiaries from incurring additional indebtedness; however, these restrictions are subject to important exceptions and qualifications. If we incur additional debt, the related risks could be magnified and could limit our financial and operating activities.

9 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

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

In addition, our substantial level of indebtedness could limit our ability to obtain financing or additional financing on acceptable terms to fund future acquisitions, working capital, capital expenditures, debt service requirements, and/or general corporate and other purposes, which could have a material adverse effect on our business and financial condition. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors outside of our control. Our substantial obligations could have other important consequences. For example, our failure to comply with the restrictive covenants in the agreements governing our indebtedness, which limit our ability to incur liens, to incur debt and to sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our bankruptcy.

Our earnings may decrease because of changes in prevailing interest rates and/or declines in home prices.
Our profitability is directly affected by changes in prevailing interest rates. The following are certain material risks we face related to changes in interest rates:

Servicing:

•a decrease in interest rates may increase prepayment speeds which may lead to (i) increased amortization expense; (ii) decrease in servicing fees; and (iii) decrease in the value of our MSRs;

•an increase in interest rates, together with an increase in monthly payments when an adjustable mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, may cause increased delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase our expenses and reduce the number of mortgages we service. Additionally, payment savings on modifications are directly tied to market interest rates, and increasing interest rates may reduce the number of customers eligible to receive modifications and increase the likelihood of re-default for those who receive a modification. An increase in interest rates also lowers unhedged EBO revenues;

Originations:

•an increase in interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a purchase money loan may be more difficult for consumers;

•an increase in interest rates could also adversely affect our production margins due to increased competition among originators;

Other:

•an increase in interest rates could adversely affect Xome’s REO exchange property sales, particularly non-distressed sales, as financing may become less attractive to borrowers;

•an increase in interest rates would increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and loan originations and for borrowing for acquisitions; and

•a decrease in interest rates could reduce our earnings from our custodial deposit accounts.
Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 10

Home prices in many areas across the country have risen dramatically since the beginning of 2012. The potential of a bubble exists, and values could deflate significantly, especially in those areas with the highest rates of increase. For example, falling home prices beginning in late 2006 resulted in higher defaults, greater loss severity, increased foreclosures and losses to investors and stakeholders. The decrease in housing values also greatly affected mortgage loan originations for years, with dramatic decreases in volume due in part from borrowers’ inability to sell or refinance their properties as a result of the lower values. In addition, as investors took losses and liquidity in capital markets evaporated, investors and originators tightened underwriting criteria and scrutiny of loan production. Any of these events, should they reoccur, could decrease our revenue from loan originations or loan purchases, and increase our expenses due to repurchases, the resources needed to validate claims, and the increased servicing costs of managing higher defaults and foreclosures.

Any of the foregoing could adversely affect our business, financial condition and results of operations.

We use financial models that rely heavily on estimates in determining the fair value of certain assets and liabilities, such as MSRs and excess spread, and if our estimates or assumptions prove to be incorrect, it may affect our earnings.
We use internal financial models that utilize, wherever possible, market participant data to value certain of our assets, including our MSRs and MSR financing liabilities and for purposes of financial reporting. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. In determining value for MSRs, we make certain assumptions, many of which are beyond our control, including, among other things:

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

•the value of non-cash consideration received and its potential change in value;

•unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•not retaining key employees or clients; and

11 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

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
As of December 31, 2012, we had U.S. federal NOLs of approximately $7.5 billion, of which approximately $6.0 billion was allocated to the portion of 2012 after the ownership change described below, that, if unused, will begin to expire in 2031. As of December 31, 2021, we had U.S. federal NOLs of approximately $609 million, of which $460 million were not subject to limitation under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”). Our ability to utilize NOLs and other tax carry forwards to reduce taxable income in future years could be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carry forwards prior to their expiration and/or the Internal Revenue Service (“IRS”) challenges that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of Federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not challenge the use of all or any portion of the NOLs. Although we have certain transfer restrictions in place under our Certificate of Incorporation, our Board could issue additional shares of stock or permit or effect future conversions, amendments or redemptions of our stock, which, depending on their magnitude, could result in ownership changes that would trigger the imposition of additional limitations on the utilization of our NOLs under Sections 382 and 383 of the Code. In an attempt to minimize the likelihood of an additional ownership change occurring, our Certificate of Incorporation contains transfer restrictions limiting the acquisition (and disposition) of our stock or any other instrument treated as stock for purposes of Section 382 by persons or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 owning (actually or constructively), or who would own as a result of the transaction, 4.75% of the total value of our stock (including any other interests treated as stock for purposes of Section 382). Nevertheless, it is possible that we could undergo an ownership change, either by events within or outside of the control of our Board, e.g., indirect changes in the ownership of persons owning 5% of our stock. In the event of a subsequent ownership change, all or part of the NOLs from 2012 and subsequent years that were not previously subject to limitations under Section 382 could also become subject to an annual limitation. Section 384 may also apply in the event of an ownership change resulting from an acquisition, which would limit the utilization of our NOLs to only certain income or gains generated from assets owned subsequent to the acquisition.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 12

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
Consumer Credit Risk: We provide representations and warranties to purchasers and insurers of the loans that we sell that range between three years and the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. Our loss estimates are affected by factors both internal and external in nature, including, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands, our ability to recover any losses from third parties, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economies. Many of the factors are beyond our control and may lead to judgments that are susceptible to change. In adverse market conditions, loans may decrease in value due to an increase in delinquencies, borrower defaults and non-payments. In addition, property values may experience losses at liquidation due to extensions in foreclosure and REO sales timelines as well as home price depreciation.

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

13 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

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
The COVID-19 pandemic has had, and continues to have, a significant impact on the national economy and the communities in which we operate. The risks caused by the pandemic continue to be exacerbated by variants and mutations of the virus and the acceptance and effectiveness of vaccines and other medical treatments. While the pandemic's effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, the pandemic and governmental programs created as a response to the pandemic has affected and will continue to affect our business, and such effects, if they continue for a prolonged period, may have a material adverse effect on our business, financial conditions and results of operations.

The COVID-19 pandemic has affected and will continue to affect our Servicing operations. As part of the federal response to the COVID-19 pandemic, the CARES Act allows borrowers with federally-backed loans to request temporary payment forbearance in response to increased borrower hardships resulting from the COVID-19 pandemic. Delinquent loans reduce our servicing fee revenues and are more costly to service. An increase in loans in forbearance, an increase in delinquencies, and declines in market or mortgage rates would also decrease the fair value of our MSR portfolio. In addition, as a servicer, we are required to advance unpaid principal and interest to investors and to make advances for unpaid taxes and insurance and other costs to the extent that we determine that such amounts are recoverable. An increase in loans in forbearance or an increase in delinquencies would increase our servicing advances and may increase the related interest expense.

An economic slowdown or recession or declining consumer confidence in the economy could have a material adverse effect on values of residential real estate properties. The volume of residential real estate transactions is highly variable. The level of real estate transactions is primarily affected by the average price of real estate sales, the availability of funds to finance purchases, mortgage interest rates, consumer confidence in the economy and general economic factors affecting the real estate markets. The COVID-19 pandemic has impacted and is continuing to impact our REO exchange business which consists of the Xome.com auction platform that provides the efficient execution for sales of foreclosed properties. States, agencies and regulators have previously issued forbearance programs and placed a moratorium on foreclosures and evictions. Many of the measures have begun to lift but if any continue to stay in place for an extended period of time, our REO exchange revenues may continue to be adversely impacted.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 14

Multiple forbearance programs and other requirements to assist borrowers enduring financial hardship due to COVID-19 have been issued by states, agencies and regulators, and the moratoria of foreclosure and eviction continues in certain states and local governments. These measures could stay in place for an extended period of time. Additionally, the CFPB iteratively adopted rules over the course of several years regarding mortgage servicing practices that required us to make modifications and enhancements to our mortgage servicing processes and systems. While the CFPB announced its flexible supervisory and enforcement approach during the COVID-19 pandemic on certain consumer communications required by the mortgage servicing rules, managing to the CFPB's loss mitigation rules with CARES Act forbearance requests is challenging. If we are unable to comply with, or face allegations that we are in breach of, applicable laws, regulations or other requirements, we may face regulatory action, including fines, penalties, and restrictions on our business. In addition, we could face increased litigation, including class action lawsuits, and reputational damage.

Additionally, the COVID-19 pandemic may affect the productivity of our team members. As a result of the pandemic, in 2021 we had a fully-remote working environment for over 98% of our team members, and in 2022, we have a home-centric working environment. While our team members have transitioned well to working from home, over time such remote operations could impact employees’ productivity and bring increased risks from potentially less secure and less private work environments.

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
15 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Some of the loans we service are higher risk loans, which are more expensive to service than conventional mortgage loans and may lead to liquidity challenges.
Some of the mortgage loans we service are higher risk loans, meaning that the loans are to less credit worthy borrowers, delinquent or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance and regulatory costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing higher risk loans to our servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, consent decrees or enforcement, could adversely affect our business, financial condition and results of operations. We have a portfolio of higher risk loans guaranteed by Ginnie Mae. In an adverse economic scenario where defaults rise rapidly and unexpectedly, we may have funding challenges since Ginnie Mae does not allow the separate utilization of advances as a form of collateral, and we may not be able to secure financing for advances on acceptable terms or at all. If we are unable to obtain these financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds. Additionally, Ginnie Mae issued new guidelines on early buyouts of reperforming loans which could affect our liquidity.

As a result of the COVID pandemic, most investors have changed their loss mitigation program procedures and requirements. New program interpretation, implementation, and testing are time intensive and are subject to operational risk. While we have extensive validation in place to ensure timeliness and accuracy of these updated loss mitigation programs, the multitude of changes and differences in programs announced by each investor creates risk of error. The risk subjects us to loss indemnification requirements.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances, and in certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, when a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or liquidation occurs. Market disruptions such as the COVID-19 pandemic and the response by the CARES Act and the GSEs, through which a temporary period of forbearance is being offered for customers unable to pay on certain mortgage loans may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans.

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

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 16

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

Subservicing: Our subservicing portfolio is highly concentrated with a small number of parties who may elect to transfer their subservicing relationship to other counterparties or may go out of business. As of December 31, 2021, 84% of our subservicing portfolio is with six counterparties. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing contracts with or without cause, with limited notice and with no termination fee upon a change of control. Entering into additional subservicing contracts will expose us to similar risks with new counterparties.

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

17 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Originations
We may not be able to maintain the volumes in our loan originations business, which would adversely affect our ability to replenish our servicing business.
The volume of loans funded within our loan originations business is subject to multiple factors, including changes in interest rates and availability of government programs. Volume in our originations business is based on the refinancing of existing mortgage loans that we service, which is highly dependent on interest rates and other macroeconomic factors, and originations through our Correspondent channel. Our loan origination volume may decline if interest rates increase, if government programs terminate and are not replaced with similar programs or if we cannot replace this volume with other loan origination channels such as Correspondent, new customer acquisitions or purchase money loans. Additionally, if the COVID-19 pandemic leads to a prolonged economic downturn with sustained high unemployment rates, real estate transaction volume could decrease along with refinancing activity. Any such slowdown may materially decrease the number and volume of mortgages we originate. In addition, consumers are increasingly completing the mortgage process using online and/or digital tools. The proliferation of these tools and their ease of use may present challenges in retaining and attracting new loan applicants if we are unable to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to consumers. Additionally, newer market participants, often called “disruptors,” including marketplace and crowdfunding lenders, are reinventing aspects of the mortgage loan industry and capturing profit pools previously enjoyed by existing market participants. As a result, the lending industry could become even more competitive if new market participants are successful in capturing market share from existing market participants such as ourselves. If we are unable to maintain our loan originations volume, our business, financial condition and results of operations could be adversely affected.

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

•we fail to comply, at the individual loan level or otherwise, with regulatory requirements in the current dynamic regulatory environment; or

•the borrower fails to make certain initial loan payments due to the purchaser, or terminates employment between the time validation is performed and the time the loan funds.

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
There are various proposals which deal with GSE reform, including winding down the GSEs and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process. In September 2019, the Trump Administration’s Treasury Department released its report on mortgage finance reform that commits to move the GSEs out of conservatorship and shrink their role and that of any possible additional chartered guarantors in the overall housing finance market. The Biden Administration has replaced the director of the FHFA, is rolling back GSE reforms and is expected to reverse the Trump Administration’s plans to end the conservatorship of the GSEs. Thus, the long-term future of the GSEs is still uncertain.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 18

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

Our GNMA loan portfolio may experience higher default risk as these loans typically have high Loan to Value Ratios (LTV). In case of default, we may not recover all servicing expenses and experience losses due to limited collateral value. The loss can be higher if there is any structural damage to the property due to natural disasters such as floods, fire, hurricanes and other environmental factors from climate change. A requirement of FHA is to convey property in habitable condition, and damage from natural hazards may require us to repair properties to conveyable condition. Our loan originations business may not be able to sell these loans, and we may not recover all our capital which leads to higher losses. Additionally, we may not be able to recover all expenses related to damage caused by water and wind. Inflationary pressures may limit a borrower’s disposable income which may lead to additional incumbrances on title, impeding our foreclosure efforts. Our REO portfolio from foreclosed government loans, may experience higher losses due to declines in market value and extended sale timelines. This may occur due to multiple factors beyond our control, such as higher interest rates, which would limit a potential buyer’s capacity to purchase, inflationary pressure limiting surplus cash or economic deterioration of local neighborhoods where properties are located. Our servicing business may experience higher advance requirements, increasing our interest expense cost from credit lines.

We are largely reliant on Agency MBS issuances to sell the loans that we originate. In recent years, the Agencies have instituted periodic limits on products such as investor properties, second homes, and products with multiple risk characteristics such as borrowers with below average credit scores and high LTV. If these periodic limits for purchasing these loans become permanent, we must find other investors for loans within our pipeline, which may be at a material discount to the expected pricing.

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

•Grow our servicing portfolio to $1 trillion in UPB by acquiring new customers and retaining existing customers;

•Achieve a refinance recapture rate of 60%;

•Delight our customers and keep Mr. Cooper a great place for our team members to work;

•Reinvent the customer experience by acting as the customer’s advocate and by harnessing technology to deliver user-friendly digital solutions;

•Sustain the talent of our people and the culture of our organization; and

19 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

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
The business industry as a whole is characterized by rapidly changing technologies, system disruptions and failures caused by fire, power loss, telecommunications failures, system misuse, unauthorized intrusion (cyber-attack), computer viruses and disabling devices, natural disasters, health pandemics and other similar events that may interrupt or delay our ability to provide services to our borrowers. As a part of conducting business, we receive, transmit and store a large volume of personally identifiable information and other user data. Additionally, Xome is highly dependent on information technology networks and systems to securely process, transmit and store sensitive electronic information. Cybersecurity risks for the financial services industry have increased significantly in recent years due to new technologies, the reliance on technology to conduct financial transactions and the increased sophistication of organized crime and hackers. Those parties also may attempt to misrepresent personal or financial information to obtain loans or other financial products from us or attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. We and others in our industry are regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, and data, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer viruses, malware, phishing, ransomware and other attack vectors. These attacks may result in unauthorized individuals obtaining access to our confidential information or that of our customers, or otherwise accessing, damaging, or disrupting our systems or infrastructure. In addition, to access our products and services, including our Home Intelligence app, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Third parties with which we do business or that facilitate our business activities or vendors that provide services or security solutions for our operations could also be sources of operational risk and information security risk to us, including from cyber-attacks, information breaches or loss, breakdowns, disruptions or failures of their own systems or infrastructure, or any deficiencies in the performance of their responsibilities. Security breaches, acts of vandalism and developments in computer intrusion capabilities could cause our financial, accounting, data processing or other operating systems and facilities to fail to operate properly or become disabled and could result in a compromise or breach of the technology that we or our vendors use to protect our borrowers’ personal information and transaction data.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all internal and external security breaches, especially because the techniques used change frequently, are becoming more sophisticated and are not recognized until launched, and because security attacks can originate from a wide variety of sources. This is especially applicable in the current response to the COVID-19 pandemic and the shift to having most of our team members work in a home-centric environment, as our team members access our secure networks through their home networks. These risks may increase in the future as we continue to increase our reliance on telecommunication technologies (including mobile devices), the internet and use of web-based product offerings.

While we have implemented policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions, whether external or internal, will not occur or, if they do occur, that they will be adequately addressed. A successful penetration or circumvention of the security of our or our vendors’ systems or a defect in the integrity of our or our vendors’ systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations. This risk is enhanced in certain jurisdictions with stringent data privacy laws. For example, the California Consumer Privacy Act of 2018 which went into effect in January 2020, as amended by the California Privacy Rights Act, which goes into effect in January 2023 (collectively, the “Privacy Acts”), provides data privacy rights for consumers and operational requirements for us. The Privacy Acts include a statutory damages framework and private rights of action against businesses that fail to comply with certain Privacy Acts terms or implement reasonable security procedures and practices to prevent data breaches. Several other states, including Colorado and Virginia, have enacted or are considering similar legislation. Additionally, while we have obtained insurance to cover us against certain cybersecurity risks and information theft, there can be no guarantee that all losses will be covered or that the insurance limits will be sufficient to cover such losses.
Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 20

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
Our business is becoming increasingly reliant on technology investments, and the returns on these investments are less predictable. We are currently making, and will continue to make, significant technology investments to support our originations and servicing offerings by implementing improvements to our customer-facing technology and evolving our information processes and computer systems to more efficiently run our business and remain competitive and relevant to our customers. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. We must monitor and choose the right investments and implement them at the right pace. Failing to make the best investments or making an investment commitment significantly above or below our needs, could result in the loss of our competitive position and adversely impact our financial condition and results of operations.

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
We have significant vendors that, among other things, provide us with financial, technology and other services to support our businesses. With respect to vendors engaged to perform activities required by the applicable servicing criteria, we assess compliance with the applicable servicing criteria for the applicable vendor (or in certain cases require vendors to provide their own assessments and attestations) and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. Additionally, key vendors may misuse our data which could expose our customers to unauthorized transactions or other potential adverse events, which may adversely affect our business and reputation. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.

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

21 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

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
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. During 2021, there has been an overall tightening and increasingly competitive labor market. This was attributed to, among other things, increased federal unemployment subsidies, including unemployment benefits offered in response to the ongoing pandemic, and other government regulations. A sustained labor shortage could lead to increased costs and increased wage rates to attract and retain employees. Trained and experienced personnel in the mortgage industry are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees are large banks who have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could materially affect our business, financial condition and results of operations.

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
Reputational risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, technology failures, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Additionally, the proliferation of social media websites as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets. Negative public opinion can adversely affect our ability to attract and retain customers, trading counterparties and employees and can expose us to litigation and regulatory action.

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
Earthquakes, hurricanes, fires, floods, health pandemics, such as COVID-19, and similar events could have a material adverse effect on the macro economy and affect our loan servicing costs, increase our servicing advances, increase servicing defaults and negatively affect the value of our MSRs.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 22

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

Federal, state and local governments have proposed or enacted numerous laws, regulations and rules related to mortgage loans. Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing, originations and ancillary business and the fees we may charge. These regulations directly impact our business and require constant compliance, which includes enhancing our compliance program, procedures and controls, monitoring and internal and external audits. A failure in maintaining an effective compliance program or a material failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions, which could materially adversely affect our business, financial condition and results of operations. In addition, there continue to be changes in legislation and licensing, which require technology changes and additional implementation costs for loan originators and new state and federal privacy legislation could impact mortgage operations, marketing, and data governance. We expect legislative changes will continue in the foreseeable future, which may increase our operating expenses. Furthermore, there continue to be changes in state laws that are adverse to mortgage servicers that increase costs and operational complexity of our business and impose significant penalties for violation. Any of these changes in law could adversely affect our business, financial condition and results of operations.

Regulatory requirements or changes to existing requirements that the CFPB or other federal or state agencies, including HUD and the FCC, could require changes in our business, result in increased compliance and operational costs and impair the profitability of such business. For example, Regulation C of the Home Mortgage Disclosure Act (“HMDA”) requires us to collect and report certain mortgage data for every loan application. These requirements for gathering and submitting large amounts of data regarding loan applications to regulators and the public are complex. Thus, any inadvertent errors in our gathering or reporting the data could result in fines or penalties being levied by the CFPB or other regulators against us. In addition, the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), could be expanded and we could be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. The cumulative effect of these changes could result in a material impact on our earnings. The implementation of the originations and servicing rules by the CFPB and the CFPB’s continuing examinations of our business, which we expect to increase and intensify under new CFPB leadership, could increase our regulatory compliance burden and associated costs and place restrictions on our operations, which could in turn adversely affect our business, financial condition and results of operations. Additionally, our sub-servicing of loans for federally regulated depositories creates indirect regulatory risk with the OCC, FDIC, and the Federal Reserve. Recent enforcement actions by these regulators over competitors in the mortgage servicing business increases our risks with both the CFPB and indirectly through our subservicing business partners.

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

23 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

The recent influx of new laws, regulations, and other directives adopted in response to the COVID-19 pandemic exemplifies the ever-changing and increasingly complex regulatory landscape we operate in. While some regulatory reactions to COVID-19 may have relaxed certain compliance obligations (e.g., relaxing work location requirements for loan personnel working remotely during COVID-19 emergency declarations), the forbearance requirements imposed on mortgages servicers in the CARES Act added new regulatory responsibilities. Regulators may also determine that prior leniency surrounding work locations may no longer apply following the conclusion of pandemic-related emergency declarations. The GSEs and the FHFA, Ginnie Mae, HUD, various investors and others have also issued guidance relating to COVID-19. We have received, and expect to continue to receive, inquiries from various federal and state lawmakers, attorneys general and regulators seeking information on our COVID-19 response and its impact on our business, team members, and clients. Future regulatory scrutiny and enforcement resulting from COVID-19 is unknown.

We are subject to numerous legal proceedings, federal, state or local governmental examinations and enforcement investigations. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.
Legal Proceedings: We are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of our business. There is no assurance that the number of legal proceedings will not increase in the future, including certified class or mass actions. These legal proceedings range from actions involving a single plaintiff to putative class action lawsuits. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and numerous other laws, including, but not limited to, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, National Housing Act, Homeowners Protection Act, Servicemember’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, the Bankruptcy Code, False Claims Act, the CARES Act and Making Home Affordable loan modification programs (while MHA programs have ended, claims may continue to arise). Additionally, along with others in our industry, we are subject to repurchase and indemnification claims and may continue to receive claims in the future, regarding alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts or the servicing of mortgage loans securitizations. We are also subject to legal actions or proceedings related to loss sharing and indemnification provisions of our various acquisitions. Additionally, third parties may assert claims against us that our content, website processes or software applications infringe their intellectual property rights. Certain of the pending or threatened legal proceedings include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages.

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

Regulatory Matters: We operate within highly regulated industries on a federal, state and local level. In the normal and ordinary course of our business, we are routinely subject to extensive examinations, investigations, subpoenas, inquiries and reviews by various federal, state and local governmental, regulatory and enforcement agencies, including CFPB, the Securities and Exchange Commission, the Department of Justice, the Office of the Special Inspector General for the Troubled Asset Relief Program, the U.S. Department of Housing and Urban Development, various State mortgage banking regulators and various State Attorneys General, related to our residential loan servicing and origination practices, our financial reporting and other aspects of our businesses. For example, in 2020, we resolved certain legacy regulatory matters with the CFPB, the multi-state committee of mortgage banking regulators and various State Attorneys General, and the Executive Office of the United States Trustee, all of which involved findings from examinations and discussions that were completed in 2014 and 2015, and related to certain loan servicing practices which occurred during 2010 through 2015. Several large mortgage originators or servicers have been subject to similar matters, which have resulted in the payment of fines and penalties, changes to business practices and the entry of consent decrees or settlements. The trend of large settlements with governmental entities may adversely affect the outcomes for other financial institutions, including us. We continue to manage our response to each matter, but it is not possible for us to confidently or reliably predict the outcome of any of them, including predicting any possible losses resulting from any judgments or fines, which can lead to substantial disparities between legal reserves and subsequent settlements or penalties.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 24

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

Moreover, regulatory changes established under the Dodd-Frank Act, which continue to be expanded, other regulatory changes such as the CFPB having its own examination and enforcement authority and the “whistleblower” provisions of the Dodd-Frank Act and guidance on whistleblowing programs issued by the NYDFS could further increase the number of legal and regulatory enforcement proceedings against us. In addition, while we take numerous steps to prevent and detect employee misconduct, such as fraud, employee misconduct cannot always be deterred or prevented and could subject us to additional liability.

We establish reserves for pending or threatened legal proceedings when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. Legal proceedings are inherently uncertain, and our estimates of loss are based on judgments and information available at that time. Our estimates may change from time to time for various reasons, including factual or legal developments in these matters. There cannot be any assurance that the ultimate resolution of our litigation and regulatory matters will not involve losses, which may be material, in excess of our recorded accruals or estimates of reasonably possible losses.

Unlike competitors that are national banks, we are subject to state licensing and operational requirements that result in substantial compliance costs.
Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all 50 states, the District of Columbia and other U.S. territories, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary revenues, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.

Our business would be adversely affected if we lose our licenses.
Our operations are subject to regulation, supervision and licensing under numerous federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage servicing companies, mortgage originations companies and real estate brokers and auctioneers. These rules and regulations generally provide for licensing as a mortgage servicing Company, mortgage originations Company or third-party debt default specialist, licensed auctioneer, and other similar types of requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on certain practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. We are subject to periodic examination by state regulatory authorities.

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
25 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

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
In some states, such as New York, our industry has faced, and may continue to face, increased delays and costs caused by state law and local court rules and processes. In addition, California and Nevada have enacted Homeowner’s Bill of Rights legislation to establish complex mandatory loss mitigation practices for homeowners which cause delays in foreclosure proceedings. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our servicing advance facilities, or delay the recovery of advances, all or any of which could materially affect our earnings and liquidity and increase our need for capital. As a result of the COVID pandemic, many state governors previously issued orders, directives, guidance or recommendations halting foreclosure activity, including evictions, that are still in effect. This will increase our operating costs, extend the time we advance for delinquent taxes and insurance and could delay our ability to seek reimbursement from the investor to recoup some or all of the advances.

Risks Related to the Owning our Stock

Our common stock, and any other instruments treated as stock for purposes of Section 382, is subject to transfer restrictions under our Certificate of Incorporation which, if not complied with, could result in the forfeiture of such stock and related distributions.
Our Certificate of Incorporation contains significant transfer restrictions in relation to the transfer of our common stock and any other instruments treated as stock for purposes of Section 382. These transfer restrictions have been adopted in order to minimize the likelihood that we will be deemed to have an “ownership change” within the meaning of Section 382 that could limit our ability to utilize our NOLs under and in accordance with regulations promulgated by the IRS.

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

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 26

Anti-takeover provisions in our Certificate of Incorporation and Amended and Restated Bylaws (“Bylaws”) and under Delaware law, as well as certain existing contractual arrangements, make a third-party acquisition of us difficult.
Our Certificate of Incorporation, including Article VIII thereof, and Bylaws contain provisions that make it difficult for a third party to acquire us, even if doing so might be deemed beneficial by our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

27 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Item 2. Properties

We lease and maintain our principal executive office in one building totaling approximately 176,000 square feet in Coppell, Texas. Our business operations and support offices are in leased facilities in various other locations in the United States, as well as locations in India. Our locations in the United States include (i) Texas, which houses our Servicing and Originations segments, (ii) Arizona, Oregon and Colorado, which house our Servicing segment and (iii) California, which houses our Originations segment. We believe that our facilities are adequate for our current requirements and are being appropriately utilized. We periodically review our space requirements, and we believe we will be able to acquire new space and facilities as and when needed on reasonable terms. We also look to consolidate and dispose of facilities we no longer need, as and when appropriate.

Item 3. Legal Proceedings

For a description of our material legal proceedings, see Note 19, Commitments and Contingencies of the Notes to the Consolidated Financial Statements within Part II, Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 28

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders
Our common stock has been traded on the Nasdaq Stock Market under the ticker symbol “COOP” since October 10, 2018. Prior to October 10, 2018, our common stock traded under the ticker symbol “WMIH”.

As of February 10, 2022, there were 2,443 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities
In July 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. In December 2021, our Board of Directors authorized the repurchase of up to $200 million of its outstanding common stock. The stock repurchase program may be suspended, modified or discontinued at any time at our discretion. In August 2021, we repurchased 11,073 thousand shares of our common stock from affiliates of KKR. In addition, we repurchased 1,000 thousand shares of our preferred stock for $28 million. During the three months ended December 31, 2021, we repurchased shares of our common stock at a total cost of $56 million under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares Purchased (in thousands)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (in thousands)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in millions) (1)
October 2021	—	$—	—	$108
November 2021	698	$41.58	698	$79
December 2021	648	$40.86	648	$252
Total	1,346		1,346

(1) Amount includes the effect of the repurchase of preferred stock.

Stockholder Return Performance
The following graph shows a comparison of the cumulative total stockholder return for our common stock, as adjusted for the 1-for-12 reverse stock split that occurred in October 2018, our peer group index and the S&P 500 Index from December 31, 2016 through December 31, 2021. Our peer group index is composed of the following companies: PennyMac Financial Services, Inc., Ocwen Financial Corporation, Flagstar Bancorp, Inc., New Residential Investment Corp., and Rocket Companies, Inc. This data assumes an investment of $100 on December 31, 2016.

29 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Comparison of Cumulative Total Return (December 31, 2016 to December 31, 2021)
$250
$200
$150
$100
$50
$0
Dec 2016
Dec 2017
Dec 2018
Dec 2019
Dec 2020
Dec 2021
Mr. Cooper (COOP, formerly WMIH)
S&P 500 Index
Peer Group

Comparative results for Mr. Cooper (COOP, formerly WMIH) common stock, the S&P 500 Index and our peer group index are presented below:

	December 31,
	2016	2017	2018	2019	2020	2021
Mr. Cooper (COOP, formerly WMIH)	$100	$55	$63	$67	$167	$224
S&P 500 Index	100	119	112	144	168	213
Peer Group Index(1)	100	89	58	78	118	130

(1)Rocket Companies, Inc. is included in the peer group index for 2020 and 2021 data only.

Item 6. [RESERVED]

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 30

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. The following discussion contains, in addition to the historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A, Risk Factors, and elsewhere in this Annual Report on Form 10-K. All dollar amounts presented herein are in millions, except per share data and other key metrics, unless otherwise noted.

Basis of Presentation

The below presentation discusses the results of the operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of results of operations for the year ended December 31, 2020, compared to the year ended December 31, 2019, please refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a leading servicer and originator of residential mortgage loans. Our purpose is to keep the dream of homeownership alive, and we do this by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio UPB from $10 billion in 2009 to $710 billion as of December 31, 2021. We believe this track record reflects our strong operating capabilities, which include a proprietary low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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
•Grow our servicing portfolio to $1 trillion in UPB by acquiring new customers and retaining existing customers;
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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic introduces unprecedented uncertainty in the economy, including the risk of a significant employment shock and recessionary conditions, with implications for the health and safety of our employees, borrower delinquency rates, servicing advances, origination volumes, the availability of financing, and our overall profitability and liquidity. We have taken aggressive steps to address these risks, including moving in excess of 95% of our staff to work-from-home status as well as implementing other practices for mitigating the risk of the pandemic, including restrictions on non-essential travel and face-to-face meetings and enhanced sanitization of our facilities. We also implemented the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which makes available forbearance plans for up to one year for borrowers under government and government agency mortgage programs, which we have extended to borrowers in our private label mortgage servicing portfolio. As of January 31, 2022, approximately 1.5% of our customers were on a forbearance plan, down from a peak of 7.2% in July 2020. We include loans in forbearance related to the CARES Act, whereby no payments have been received from borrowers for greater than 90 days, in loans subject to repurchase right from Ginnie Mae in other assets and payables and other liabilities on a gross basis. The balance decreased to $1,301 as of December 31, 2021 from $5,879 loans as of December 31, 2020. See liquidity discussion related to the COVID-19 pandemic in Liquidity and Capital Resources section in MD&A.
31 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Anticipated Trends

In the fourth quarter of 2021, our MSR portfolio continued to grow due to strong execution across all channels, primarily through acquisitions. We expect to see continued portfolio growth entering 2022. We completed servicing acquisitions of $43 billion in UPB in the fourth quarter of 2021 and finished the quarter with a strong pipeline. Although we produced solid early-buyout revenues in the fourth quarter of 2021, we expect the revenues from early-buyout to decrease significantly in the first quarter of 2022 as the related forbearance programs have now largely expired.

Our Originations segment produced solid funding volumes in the direct-to-consumer channel in the fourth quarter of 2021. We expect the originations profit margins to compress quarter-over-quarter in the first quarter of 2022 and overall expect our margins to gradually decline towards the historical average as a result of continued pricing pressure.

Results of Operations

Table 1. Consolidated Operations

	Year Ended December 31,
	2021	2020	Change
Revenues - operational(1)	$2,897	$3,298	$(401)
Revenues - mark-to-market	421	(609)	1,030
Total revenues	3,318	2,689	629
Total expenses	1,662	1,782	(120)
Total other income (expenses), net	281	(505)	786
Income from continuing operations before income tax expense	1,937	402	1,535
Less: Income tax expense	471	93	378
Net income from continuing operations	1,466	309	1,157
Less: Net income attributable to non-controlling interests	—	2	(2)
Net income from continuing operations attributable to Mr. Cooper	$1,466	$307	$1,159

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

The increase in income from continuing operations before income tax expense for the year ended December 31, 2021 compared to 2020 was primarily driven by favorable mark-to-market adjustments primarily due to higher mortgage rates in 2021. In addition, the increase in income from continuing operations before income tax expense was also attributable to the completion of the sale of our Title, Valuations and Field Services businesses in 2021, which resulted in a decrease in expenses and a $528 gain recorded in total other income (expenses), net. See further discussions in Note 1, Nature of Business and Basis of Presentation, in the Notes to the Consolidated Financial Statements and Segment Results section of the MD&A.

Income tax expense on continuing operations increased in the year ended December 31, 2021 when compared to 2020. The effective tax rate for continuing operations for the year ended December 31, 2021 increased to 24.3% from 23.1% in 2020, primarily attributable to an increase in state income tax adjustments and permanent differences such as nondeductible executive compensation.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 32

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

Servicing Segment

The Servicing segment’s strategy is to generate income by growing the portfolio and maximizing the servicing margin. We believe several competitive strengths have been critical to our long-term growth as a servicer, including our low-cost platform, our skill in mitigating losses for investors, our commitment to strong customer service and regulatory compliance, our history of successfully boarding new loans, and the ability to retain existing customers by offering attractive refinance options. We believe that our operational capabilities are reflected in our most recent, strong servicer ratings, which are reflected below.

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

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak
33 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

The following table sets forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Year Ended December 31,
	2021		2020		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$1,605	25	$1,182	20	$423	5
Amortization, net of accretion	(753)	(12)	(510)	(9)	(243)	(3)
Mark-to-market	421	7	(609)	(10)	1,030	17
Total revenues	1,273	20	63	1	1,210	19
Expenses
Salaries, wages and benefits	271	4	272	4	(1)	—
General and administrative
Servicing support fees	86	1	97	2	(11)	(1)
Corporate and other general and administrative expenses	116	2	120	2	(4)	—
Foreclosure and other liquidation related (recoveries) expenses, net	(3)	—	(18)	—	15	—
Depreciation and amortization	32	1	20	—	12	1
Total general and administrative expenses	231	4	219	4	12	—
Total expenses	502	8	491	8	11	—
Other income (expense)
Interest income	129	2	61	1	68	1
Advance interest expense	(18)	—	(26)	(1)	8	1
Other interest expense	(244)	(4)	(242)	(4)	(2)	—
Interest expense	(262)	(4)	(268)	(5)	6	1
Total other (expenses), net	(133)	(2)	(207)	(4)	74	2
Income (loss) from continuing operations before income tax expense (benefit)	$638	10	$(635)	(11)	$1,273	21

Weighted average cost - advance facilities	2.8%		2.9%		(0.1)%
Weighted average cost - excess spread financing	9.0%		9.0%		—%

(1)Calculated basis points (“bps”) are as follows: Annual dollar amount/Total average UPB X 10000.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 34

Table 4. Servicing - Revenues

	Year Ended December 31,
	2021		2020		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Forward MSR Operational Revenue
Base servicing fees	$919	14	$952	16	$(33)	(2)
Modification fees(2)	26	—	15	—	11	—
Incentive fees(2)	1	—	8	—	(7)	—
Late payment fees(2)	59	1	70	1	(11)	—
Other ancillary revenues(2)	625	10	282	5	343	5
Total forward MSR operational revenue	1,630	25	1,327	22	303	3
Base subservicing fees and other subservicing revenue(2)	254	4	226	4	28	—
Total servicing fee revenue	1,884	29	1,553	26	331	3
MSR financing liability costs	(24)	—	(33)	—	9	—
Excess spread payments and portfolio runoff	(255)	(4)	(338)	(6)	83	2
Total operational revenue	1,605	25	1,182	20	423	5
Amortization, Net of Accretion
Forward MSR amortization	(1,008)	(16)	(848)	(15)	(160)	(1)
Excess spread accretion	255	4	338	6	(83)	(2)
Total amortization, net of accretion	(753)	(12)	(510)	(9)	(243)	(3)
Mark-to-Market Adjustments
MSR MTM	502	8	(819)	(14)	1,321	22
MTM Adjustments(3)	(114)	(2)	11	—	(125)	(2)
Excess spread / financing MTM	33	1	199	4	(166)	(3)
Total MTM adjustments	421	7	(609)	(10)	1,030	17
Total revenues - Servicing	$1,273	20	$63	1	$1,210	19

(1)Calculated basis points (“bps”) are as follows: Annual dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)MTM Adjustments includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $35 and $28 for the years ended December 31, 2021 and 2020, respectively. In addition, MTM Adjustments included a negative $86 impact from MSR hedging activities during the year ended December 31, 2021.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Forward - Other ancillary revenues increased in 2021 compared to 2020, primarily due to the $512 gain on sale associated with loans bought out of GNMA securitizations, modified and redelivered following GNMA guidelines.

Forward MSR amortization increased for the year ended December 31, 2021 as compared to 2020, primarily due to higher prepayments driven by the low interest rate environment.

MSR MTM was positive during the year ended December 31, 2021 compared to negative MSR MTM in 2020, primarily due to an increase in mortgage rates in 2021 versus a decrease in mortgage rates in 2020. The Excess spread/financing MTM decreased in 2021 when compared to 2020 primarily due to a lower magnitude of change in mortgage rates as well as change in direction in mortgage rates during each period. The change for MTM Adjustments in 2021 compared to 2020 was primarily due to the growth of loan-related derivative activities.

Subservicing - Subservicing fees increased during the year ended December 31, 2021 as compared to 2020, primarily due to higher average subservicing portfolio UPB.

Servicing Segment Expenses
There were no material changes for total expenses during the year ended December 31, 2021 as compared to 2020.
35 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Servicing Segment Other Income (Expenses), net
Total other expenses, net decreased during the year ended December 31, 2021 as compared to 2020, primarily due to an increase in other interest income due to higher pandemic related buyouts.

Table 5. Servicing Portfolio - Unpaid Principal Balances

					Year Ended December 31,
					2021	2020
Average UPB
Forward MSRs					$299,483	$286,159
Subservicing and other(1)					350,365	305,063
Total average UPB					$649,848	$591,222

	December 31, 2021			December 31, 2020
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
Forward MSRs
Agency	$302,851	$3,859	127	$227,136	$2,305	101
Non-agency	36,357	364	100	44,053	398	90
Total forward MSRs	339,208	4,223	124	271,189	2,703	100

Subservicing and other(1)
Agency	353,660	N/A		321,858	N/A
Non-agency	16,860	N/A		14,655	N/A
Total subservicing and other	370,520	N/A		336,513	N/A

Total ending balance	$709,728	$4,223		$607,702	$2,703

Forward MSRs UPB Encumbrance					December 31, 2021	December 31, 2020
Forward MSRs - unencumbered					$212,472	$104,798
Forward MSRs - encumbered(2)					126,736	166,391
Total Forward MSRs UPB					$339,208	$271,189

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)The encumbered forward MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 36

The following table provides a rollforward of our forward MSR and subservicing and other portfolio UPB:

Table 6. Forward Servicing and Subservicing and Other Portfolio UPB Rollforward

	Year Ended December 31,
	2021			2020
	Forward MSR	Subservicing and Other	Total	Forward MSR	Subservicing and Other	Total
Balance - beginning of year	$271,189	$336,513	$607,702	$296,782	$323,983	$620,765
Additions:
Originations	79,599	4,996	84,595	58,734	4,331	63,065
Acquisitions / Increase in subservicing(1)	76,594	170,258	246,852	1,506	154,718	156,224
Deductions:
Dispositions	(1,226)	(16,075)	(17,301)	(110)	(27,765)	(27,875)
Principal reductions and other	(11,718)	(13,608)	(25,326)	(10,722)	(10,754)	(21,476)
Voluntary reductions(2)	(74,500)	(111,457)	(185,957)	(73,691)	(107,762)	(181,453)
Involuntary reductions(3)	(437)	(107)	(544)	(991)	(238)	(1,229)
Net changes in loans serviced by others	(293)	—	(293)	(319)	—	(319)
Balance - end of year	$339,208	$370,520	$709,728	$271,189	$336,513	$607,702

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the year ended December 31, 2021, our ending forward MSR UPB increased primarily due to originations volumes and acquisitions, partially offset by an increase in voluntary reductions in a low interest rate environment. During the year ended December 31, 2021, our subservicing and other portfolio ending UPB increased primarily driven by acquisitions, partially offset by higher voluntary reductions in the low interest rate environment.

37 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

The table below summarizes the overall performance of the forward servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)

	December 31, 2021	December 31, 2020
Loan count(2)	3,561,051	3,373,066
Average loan amount(3)	$195,512	$180,165
Average coupon - agency(4)	3.6%	4.2%
Average coupon - non-agency(4)	4.4%	4.5%
60+ delinquent (% of loans)(5)	3.1%	5.8%
90+ delinquent (% of loans)(5)	2.8%	5.3%
120+ delinquent (% of loans)(5)	2.6%	4.5%

	Year Ended December 31,
	2021	2020
Total prepayment speed (12-month constant prepayment rate)	25.6%	27.1%

(1)Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.
(2)As of December 31, 2021 and 2020, loan count includes 54,462 and 199,118, respectively, of loans in forbearance related to the CARES Act.
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

Table 8. Forward Loan Modifications and Workout Units

	Year Ended December 31,
	2021	2020	Change
Modifications(1)	67,664	21,674	45,990
Workouts(2)	70,028	42,867	27,161
Total modification and workout units	137,692	64,541	73,151

(1)Modifications consist of agency programs, including forbearance options under the CARES Act, designed to adjust the terms of the loan (e.g., reduced interest rates) .
(2)Workouts consist of other loss mitigation options designed to assist borrowers and keep them in their homes, but do not adjust the terms of the loan. Workouts exclude loans that did not miss a contractual payment during forbearance related to the CARES Act.

Total modifications and workouts during the year ended December 31, 2021 increased compared to 2020 primarily due to an increase in modifications related to loans impacted by the COVID-19 pandemic, which successfully exited their forbearance plans.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 38

Servicing Portfolio and Liabilities

The following table sets forth the activities of forwards MSRs:

Table 9. Forward MSRs - Fair Value Rollforward

	Year Ended December 31,
	2021	2020
Fair value - beginning of year	$2,703	$3,496
Additions:
Servicing retained from mortgage loans sold	1,077	687
Purchases of servicing rights	948	124
Dispositions:
Sales of servicing assets	(55)	(9)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR MTM):
Agency	342	(691)
Non-agency	160	(128)
Changes in valuation due to amortization:
Scheduled principal payments	(123)	(94)
Prepayments
Voluntary prepayments
Agency	(818)	(653)
Non-agency	(63)	(91)
Involuntary prepayments
Agency	(4)	(9)
Non-agency	—	(1)
Other changes(1)	56	72
Fair value - end of year	$4,223	$2,703

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 4, Mortgage Servicing Rights and Related Liabilities and Note 17, Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of forward MSRs as of December 31, 2021 and 2020.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. See Note 4, Mortgage Servicing Rights and Related Liabilities and Note 17, Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of the excess spread financing liability as of December 31, 2021 and 2020.
39 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Year Ended December 31,
	2021	2020
Fair value - beginning of year	$934	$1,311
Additions:
New financings	—	24
Deductions:
Settlements and repayments	(156)	(207)
Changes in fair value:
Agency	(20)	(195)
Non-Agency	10	1
Fair value - end of year	$768	$934

Originations Segment

The strategy of our Originations segment is to originate or acquire new loans for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain our existing customers by providing them with attractive refinance options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring loans at a more attractive cost than would be the case in bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Our Originations segment is one way that we help underserved consumers access the financial markets. In 2021, our total originations included loans for 45,100 customers with low FICOs (<660), 68,761 customers with income below the U.S. median household income, 40,761 first-time homebuyers, and 22,601 veterans. The originations during this period included 72,250 Ginnie Mae loans, which are designed for first-time homebuyers and low- and moderate-income borrowers, comprising $17 billion in total proceeds. Once these loans are originated, these underserved borrowers become our servicing customers.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 40

The following table sets forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenues
Service related, net - Originations(1)	$176	$105	$71	68%
Net gain on mortgage loans held for sale
Net gain on loans originated and sold(2)	751	1,437	(686)	(48)%
Capitalized servicing rights(3)	952	674	278	41%
Provision for repurchase reserves, net of release	(20)	(23)	3	(13)%
Total net gain on mortgage loans held for sale	1,683	2,088	(405)	(19)%
Total revenues	1,859	2,193	(334)	(15)%
Expenses
Salaries, wages and benefits	609	540	69	13%
General and administrative
Loan origination expenses	100	77	23	30%
Corporate and other general and administrative expenses	67	64	3	5%
Marketing and professional service fees	52	47	5	11%
Depreciation and amortization	24	18	6	33%
Total general and administrative	243	206	37	18%
Total expenses	852	746	106	14%
Other income (expenses)
Interest income	102	95	7	7%
Interest expense	(88)	(78)	(10)	13%
Total other income, net	14	17	(3)	(18)%
Income before income tax expense	$1,021	$1,464	$(443)	(30)%

Weighted average note rate - mortgage loans held for sale	3.0%	3.3%	(0.3)%	(9)%
Weighted average cost of funds (excluding facility fees)	2.0%	2.7%	(0.7)%	(26)%

(1)Service related revenues, net - Originations refers to fees collected from customers for originated loans and from other lenders for loans purchased through the correspondent channel, and includes loan application, underwriting, and other similar fees.
(2)Net gain on loans originated and sold represents the gains and losses from the origination, purchase, and sale of loans and related derivative instruments. Gains from the origination and sale of loans are affected by the volume and margin of our originations activity and are impacted by fluctuations in mortgage rates.
(3)Capitalized servicing rights represent the fair value attributed to mortgage servicing rights at the time in which they are retained in connection with the sale of loans during the period.

41 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Table 12. Originations - Key Metrics

	Year Ended December 31,
	2021		2020		$ Change	% Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$36,624		$37,940		$(1,316)	(3)%
Other locked pull through adjusted volume(1)	39,810		30,631		9,179	30%
Total pull through adjusted lock volume	$76,434		$68,571		$7,863	11%
Funded volume	$84,463		$63,212		$21,251	34%
Volume of loans sold	$93,549		$64,114		$29,435	46%
Recapture percentage(2)	31.4%		27.2%		4.2%	15%
Refinance recapture percentage(3)	40.0%		33.2%		6.8%	20%
Purchase as a percentage of funded volume	23.3%		17.7%		5.6%	32%
Value of capitalized servicing on retained settlements	132	bps	134	bps	(2) bps	(1)%

Originations Margin
Revenue	$1,859		$2,193		$(334)	(15)%
Pull through adjusted lock volume	$76,434		$68,571		$7,863	11%
Revenue as a percentage of pull through adjusted lock volume(4)	2.43%		3.20%		(0.77)%	(24)%

Expenses(5)	$838		$729		$109	15%
Funded volume	$84,463		$63,212		$21,251	34%
Expenses as a percentage of funded volume(6)	0.99%		1.15%		(0.16)%	(14)%

Originations Margin	1.44%		2.05%		(0.61)%	(30)%

(1)Pull through adjusted volume represents the expected funding from locks taken during the period.
(2)Recapture percentage includes new loan originations from both purchase and refinance transactions where borrower retention and/or property retention occurs as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
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

Income before income tax expense decreased for the year ended December 31, 2021 as compared to 2020 primarily due to decreased revenues from net gain on loans originated and sold, which was primarily due to an unfavorable mark-to-market on interest rate locks and loan commitments in 2021 compared to a favorable mark-to-market in 2020. The Originations Margin for the year ended December 31, 2021 decreased as compared to 2020 primarily due to a lower revenue ratio as a percentage of pull through adjusted lock volume driven by lower margins from a shift in channel mix from DTC to higher correspondent channel mix. Correspondent channel mix for the year ended December 31, 2021 was 52% compared to 45% in 2020.

Originations Segment Revenues
Total revenues decreased for the year ended December 31, 2021 compared to 2020 primarily due to a decrease in net gain on loans originated and sold, as a result of unfavorable mark-to-market on interest rate locks and loan commitments and unfavorable fair value adjustment on loans held for sale, which were partially offset by favorable mark-to-market adjustments on loan derivatives and hedges. The decrease in net gain on loans originated and sold was partially offset by an increase in revenues from capitalized servicing rights. There were no material changes for repurchase reserves.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 42

Originations Segment Expenses
Total expenses for the year ended December 31, 2021 increased when compared to 2020 primarily due to growth in origination volumes, which contributed to the increase in salaries, wages and benefits in connection with higher compensation and headcount related costs, and loan origination expenses. Expenses as a percentage of funded volume decreased during the year ended December 31, 2021 when compared to 2020, primarily due to improved cost efficiencies and scale.

Originations Segment Other Income, Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans.

There were no material changes for total other income, net during the year ended December 31, 2021 as compared to 2020.

Corporate/Other

Corporate/Other represents unallocated overhead expenses, including the costs of executive management and other corporate functions that are not directly attributable to our operating segments, and interest expense on our unsecured senior notes. In the third quarter of 2021, we began presenting the Xome financial results under Corporate/Other and prior period amounts have been updated to reflect the change in segment presentation. See Note 20, Segment Information, for further details on change in reportable segments. Previously, Xome financial results were reported under the Xome segment, which ceased to be a reportable segment in the third quarter of 2021 due to the sale of our Title, Valuation and Field Services businesses. Xome continues to operate its REO exchange business, which facilitates the sale of foreclosed properties. We completed the sales of our Title, Valuations and Field Services businesses on June 30, 2021, August 31, 2021 and October 22, 2021, respectively. For more information, see Note 1, Nature of Business and Basis of Presentation in the Notes to the Consolidated Financial Statements.

The following tables set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Year Ended December 31,
	2021	2020	$ Change	% Change
Corporate/Other - Operations
Total revenues	$186	$433	$(247)	(57)%
Total expenses	308	545	(237)	(43)%
Interest expense	128	182	(54)	(30)%
Other income (expense), net	528	(135)	663	(491)%

Key Metrics
Average exchange properties under management	15,039	16,354	(1,315)	(8)%

Total revenues and total expenses decreased during the year ended December 31, 2021 as compared to 2020 primarily due to the sale of our Title, Valuations and Field Services businesses in 2021.

Interest expense decreased in the year ended December 31, 2021 as compared to 2020 primarily due to repayment and redemption in 2020 of the unsecured senior notes due 2021, 2022, 2023 and 2026, and the issuance in 2020 of the unsecured senior notes due 2027, 2028 and 2030 at lower interest rates. For further discussion, refer to Note 12, Indebtedness, in the Notes to Consolidated Financial Statements.

The change in other income (expense), net, in the year ended December 31, 2021 as compared to 2020 was primarily a result of the total gain of $528 that was recorded in 2021 upon completion of the sale of our Title, Valuations and Field Services businesses. In addition, a loss of $138 was recorded in 2020 in connection with the redemption of the unsecured senior notes due 2021, 2022, 2023 and 2026.

43 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR and other facilities. We held cash and cash equivalents on hand of $895 as of December 31, 2021 compared to $695 as of December 31, 2020. During the year ended December 31, 2021, we bought back 16.9 million shares of our outstanding common stock as part of our stock repurchase program. Additionally, during the year ended December 31, 2021, we repurchased and retired all of our outstanding preferred stock. We have sufficient borrowing capacity to support our operations. As of December 31, 2021, total available borrowing capacity was $16,880 of which we could borrow an additional $11,871.

The economic impact of the COVID-19 pandemic could continue to result in an increase in servicing advances and liquidity demands related to the utilization of forbearance programs offered by the CARES Act. Forbearance rates have declined since the peak during the second quarter of 2020. As of December 31, 2021, our total advance capacity was $1,715, of which $1,101 remained unused. For more information on our MSR and advance facilities, see Note 12, Indebtedness, in the Notes to Consolidated Financial Statements.

Sources and Uses of Cash
Our primary sources of funds for liquidity include: (i) servicing fees and ancillary revenues; (ii) advance and warehouse facilities, other secured borrowings and unsecured senior notes; (iii) payments received in connection with the sale of excess spread.

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

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 44

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Year Ended December 31,
	2021	2020	$ Change	% Change
Net cash attributable to:
Operating activities	$2,632	$331	$2,301	695%
Investing activities	1,192	(134)	1,326	(990)%
Financing activities	(3,696)	104	(3,800)	(3,654)%
Net increase in cash, cash equivalents and restricted cash	$128	$301	$(173)	(57)%

Operating activities
Cash generated from operating activities increased to $2,632 during the year ended December 31, 2021 from $331 in 2020. The increase was primarily related to continuing operations, driven by $2,675 in cash generated from origination net sales activities in 2021 compared to $161 of cash used in 2020, as a result of an increase in sale proceeds and loan payment proceeds for mortgage loans held for sale, partially offset by cash used of $380 for advances and other receivables, net in 2021 compared to $48 in 2020.

Investing activities
Our investing activities generated cash of $1,192 during the year ended December 31, 2021 compared to cash used of $134 in 2020. The change in cash attributable to investing activities was primarily driven by $1,629 in cash proceeds from the sale of the reverse servicing portfolio. Additionally, investing activities from continuing operations included $465 in cash proceeds from the sale of our Title, Valuations and Field Services businesses, net of cash divested, in 2021, offset by an increase of $792 in cash used for the purchase of forward mortgage servicing rights.

Financing activities
Our financing activities used cash of $3,696 during the year ended December 31, 2021 compared to cash generated of $104 in 2020. The change in cash attributable to financing activities was primarily related to continuing operations, driven by net repayment of $1,272 in 2021 compared to net borrowing of $1,861 in 2020 on our advance and warehouse facilities. Additionally, in 2021, we received $600 from the issuance of the 2031 unsecured senior note, whereas in 2020, we had a net cash outflow of $408 as a result of the issuance of the 2027, 2028 and 2030 unsecured senior notes and the repayment and redemption of the 2021, 2022, 2023 and 2026 unsecured senior notes. Further, we used cash of $572 for the repurchase of our common stock in 2021 compared to $58 in 2020.

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

Financial Covenants
Our credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our operating subsidiary, Nationstar Mortgage, LLC. As of December 31, 2021, we were in compliance with our required financial covenants.

Seller/Servicer Financial Requirements
We are also subject to net worth, liquidity and capital ratio requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac Seller/Servicers, and Ginnie Mae for single family issuers, as summarized below. These requirements apply to our operating subsidiary, Nationstar Mortgage, LLC.

45 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Minimum Net Worth
•FHFA - a net worth base of $2.5 plus 25 basis points of outstanding UPB for total loans serviced.
•Ginnie Mae - a net worth equal to the sum of (i) base of $2.5 plus 35 basis points of the issuer’s total single-family effective outstanding obligations.

Minimum Liquidity
•FHFA - 3.5 basis points of total Agency Mortgage Servicing UPB plus incremental 200 basis points of total nonperforming Agency, measured at 90+ delinquencies, servicing in excess of 6% total Agency servicing UPB.
•Ginnie Mae - the greater of $1 or 10 basis points of our outstanding single-family MBS.

Minimum Capital Ratio
•FHFA and Ginnie Mae - a ratio of Tangible Net Worth to Total Assets greater than 6%.

Secured Debt to Gross Tangible Asset Ratio
•Ginnie Mae - a secured debt to gross tangible asset ratios no greater than 60%.

As of December 31, 2021, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

Since we have a Ginnie Mae single-family servicing portfolio that exceeds $75 billion in UPB, we are also required to obtain an external primary servicer rating and issuer credit ratings from two different rating agencies and receive a minimum rating of a B or its equivalent. We are permitted to satisfy minimum liquidity requirements using a combination of AAA rated government securities that are marked to market in addition to cash and certain cash equivalents. We met this requirement for all financial periods presented.

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Note 18, Capital Requirements, in the Notes to Consolidated Financial Statements for additional information.

Table 15. Debt

	December 31, 2021	December 31, 2020
Advance facilities principal amount	$614	$669
Warehouse facilities principal amount	4,125	5,835
MSR facilities principal amount	270	270
Unsecured senior notes principal amount	2,700	2,100

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of December 31, 2021, we had a total borrowing capacity of $1,715, of which we could borrow an additional $1,101. The maturity dates of our advance facilities range from October 2022 to August 2023. As of December 31, 2021, we had $218 of borrowings outstanding under facilities maturing within less than one year and $396 of borrowings outstanding under facilities maturing within the next three years.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 46

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of December 31, 2021, we had a total borrowing capacity of $14,055 and $1,110 for warehouse and MSR facilities, of which we could borrow an additional $9,930 and $840, respectively. The maturity dates for our warehouse facilities range from January 2022 to September 2023. As of December 31, 2021, we had $2,266 of borrowings outstanding under warehouse facilities maturing within less than one year and $1,859 of borrowings outstanding under warehouse facilities maturing within the next three years. The maturity dates for our MSR facilities range from August 2022 to November 2023. As of December 31, 2021, we had $270 of borrowing outstanding under MSR facilities maturing within the next three years.

Unsecured Senior Notes
In 2021, we completed an offering of an unsecured senior note with a maturity date of 2031. In 2020, we completed offerings of unsecured senior notes with maturity dates ranging from 2027 to 2030. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.125% to 6.000%. We are scheduled to pay a total of $1,180 of interest payments from these notes over the next ten years, of which $151 is due within less than one year.

As of December 31, 2021, the expected maturities of our unsecured senior notes based on contractual maturities are presented below:

Table 16. Contractual Maturities - Unsecured Senior Notes

Year Ending December 31,	Amount
2022 through 2026	$—
Thereafter	2,700
Unsecured senior notes principal amount	2,700
Unamortized debt issuance costs	(30)
Unsecured senior notes, net	$2,670

Other contractual obligations
Our operating lease obligations were primarily incurred for office space and equipment. The average lease terms are generally for 1 to 8 years. As of December 31, 2021, the total future minimum lease payments for our operating lease obligations was $135, of which $24 is due within less than a year. For more information regarding lease obligations, see Note 8, Leases, in the Notes to Consolidated Financial Statements.

47 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 17, Fair Value Measurements, in Notes to Consolidated Financial Statements and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of interest rate lock commitments (“IRLCs”).

MSRs at Fair Value
We generally retain the servicing rights for existing forward residential mortgage loans transferred to a third party. We recognize MSRs in such transfers that meet the requirements for sale accounting. Additionally, we may acquire the rights to service forward residential mortgage loans from third parties. We apply fair value accounting to this class of MSRs, with all changes in fair value recorded within revenues - service related, net in the consolidated statements of operations. We estimate the fair value of these MSRs using a discounted cash flow model, which incorporates prepayment speeds, discount rate, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speed, discount rate and cost to service. However, the discounted cash flow model is complex and uses asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. For the impact of changes in estimates on MSRs at fair value, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note 4, Mortgage Servicing Rights and Related Liabilities, in the Notes to Consolidated Financial Statements

Excess Spread Financing
In conjunction with the acquisition of certain MSRs on various pools of residential mortgage loans (the “Portfolios”), we have entered into sale and assignment agreements related to its right to servicing fees, under which we sell to third parties the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. We measure these financing arrangements at fair value to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing, with all changes in fair value recorded as a charge or credit to revenues - servicing related, net in the consolidated statements of operations. The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and discount rate. However, the discounted cash flow model is complex and uses asset-specific collateral data and market inputs. In addition, our total market risk is influenced by a wide variety of factors including market volatility and liquidity of the markets. For the impact of changes in estimates on excess spread financing, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note 4, Mortgage Servicing Rights and Related Liabilities, in the Notes to Consolidated Financial Statements.

Interest Rate Lock Commitments
IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair values of interest rate lock commitments are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, we are exposed to interest rate risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. IRLCs are considered freestanding derivatives and are recorded at fair value at inception inclusive of the inherent value of servicing. Loan commitments generally range between 30 days and 90 days, and we typically sell mortgage loans within 30 days of origination. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan, and changes in the probability that the loan will fund within the terms of the commitment. Any changes in fair value are recorded in earnings as a component of net gain on mortgage loans held for sale on the consolidated statement of operations and consolidated statement of cash flows. For the impact of changes in estimates on IRLCs, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 48

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

Accounting Standards Update 2020-04 and 2021-01, collectively implemented as Accounting Standards Codification Topic 848 (“ASC 848”), Reference Rate Reform provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedge accounting and other transactions affected by the transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reasons, interest rates on our floating rate loans, obligation derivatives, and other financial instruments tied to LIBOR rates, may be affected and need renegotiation with its lenders. In January 2021, ASU 2021-01 was issued to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining alignment due to reference rate reform are in scope of ASC 848. ASU 2020-04 and ASU 2021-01 were effective March 2020 and January 2021, respectively, for contract modifications, existing hedging relationships and other impacted transactions through December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. We have not elected to apply any of the amendments through December 31, 2021 and are currently assessing the impact of ASU 2020-04 and ASU 2021-01 on our consolidated financial statements.

See Part II, Item 8, Note 1, Nature of Business and Basis of Presentation, in the Notes to the Consolidated Financial Statements for information on recent accounting guidance adopted in 2021.
49 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

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
Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 50

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

51 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

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
Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 52

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

53 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Our principal market exposure is to interest rate risk due to the impact on our mortgage-related assets and commitments, including the broad effects of COVID-19 pandemic. While the pandemic's effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, the pandemic and governmental programs created as a response to the pandemic, has affected and will continue to affect our business, and such effects, if they continue for a prolonged period, may have a material adverse effect on our business, financial conditions and results of operations.

Interest Rate Risk
Changes in interest rates negatively affect our operations primarily as follows:

Servicing Segment

•a decrease in mortgage rates may increase prepayment speeds which may lead to (i) increased amortization expense; (ii) decrease in servicing fees; and (iii) decrease in the value of our MSRs;

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

We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The discounted cash flow model incorporates prepayment speeds, discount rate, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speed, discount rate and cost to service. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs and forward delivery commitments on MBS, we rely on a model in determining the impact of interest rate shifts. In addition, the primary assumption used for IRLCs, is the borrower’s propensity to close their mortgage loans under the commitment.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 54

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

We used December 31, 2021 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2021 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 17. Change in Fair Value

	December 31, 2021
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(230)	$245
Mortgage loans held for sale at fair value	19	(25)
Derivative financial instruments:
Interest rate lock commitments	33	(43)
Forward MBS trades	(22)	29
Total change in assets	(200)	206
Increase (decrease) in liabilities
Mortgage servicing rights liabilities at fair value	(3)	3
Excess spread financing at fair value	(15)	19
Derivative financial instruments:
Interest rate lock commitments	(5)	6
Forward MBS trades	37	(49)
Total change in liabilities	14	(21)
Total, net change	$(214)	$227

55 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Item 8. Financial Statements and Supplementary Data

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 56

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mr. Cooper Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mr. Cooper Group Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

57 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements

Valuation of Forward Mortgage Servicing Rights and the Excess Spread Financing Liability
Description of the Matter	The estimated fair values of forward mortgage servicing rights (MSRs) and the excess spread financing liability were $4.2 billion and $0.8 billion, respectively, as of December 31, 2021. The excess spread financing liability is accounted for as a secured borrowing whereby the Company sold to third parties the right to receive a portion of excess cash flow generated from various pools of forward MSRs. As described in Note 2 to the consolidated financial statements, the Company measures forward MSRs and the excess spread financing liability at fair value on a recurring basis with changes in fair value recorded in the statement of operations. Such fair values are based on the present value of future cash flows from servicing the underlying loans. The significant unobservable assumptions used to estimate the fair value of forward MSRs are discount rate, prepayment speed and cost to service. The significant unobservable assumptions used to estimate the fair value of the excess spread financing liability are discount rate and prepayment speed.

Auditing management’s estimate of the fair value of forward MSRs and the excess spread financing liability is complex and required judgment due to the subjectivity of the significant unobservable assumptions utilized in the calculation of the fair value. Changes to any of these assumptions could have a material impact on the fair value of the forward MSRs and the excess spread financing liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the development of the significant unobservable assumptions and determination of the fair value of forward MSRs and the excess spread financing liability. This included, among others, testing internal controls over management’s review of historical results and market-based information considered in developing these assumptions, management’s review comparing independent fair value ranges and assumptions obtained from third-party valuation firms to the internally developed fair value estimate and assumptions, and management’s review of the completeness and accuracy of data used in determining the assumptions and the fair value estimate.

To test the fair value of the forward MSRs and the excess spread financing liability, our audit procedures included, among others, testing the reasonableness of the significant unobservable assumptions and the fair value estimate. We tested the reasonableness of the assumptions by comparing to historical Company results and independent, market-based information. We tested the completeness and accuracy of the data underlying the assumptions and historical results. We utilized an internal valuation specialist to assist in testing management’s assumptions and the fair value estimate and to identify potential sources of contrary information. We also compared the significant unobservable assumptions and the fair value estimate developed by management to those from the third-party valuation firms utilized by management and evaluated the competence and objectivity of these firms.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Dallas, Texas
February 17, 2022

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 58

Index to Consolidated Financial Statements
Consolidated Financial Statements

MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$895	$695
Restricted cash	146	135
Mortgage servicing rights at fair value	4,223	2,703
Advances and other receivables, net of reserves of $167 and $208, respectively	1,228	940
Mortgage loans held for sale at fair value	4,381	5,720
Property and equipment, net of accumulated depreciation of $122 and $92, respectively	98	113
Deferred tax assets, net	991	1,339
Other assets	2,242	7,173
Assets of discontinued operations	—	5,347
Total assets	$14,204	$24,165

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,670	$2,074
Advance and warehouse facilities, net	4,997	6,258
Payables and other liabilities	2,392	7,159
MSR related liabilities - nonrecourse at fair value	778	967
Liabilities of discontinued operations	—	5,203
Total liabilities	10,837	21,661
Commitments and contingencies (Note 19)
Preferred stock at $0.00001 - 10 million shares authorized, zero and 1.0 million shares issued, zero and 1.0 million shares outstanding, respectively; aggregate liquidation preference of zero and ten dollars, respectively	—	—
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million and 92.0 million shares issued, respectively	1	1
Additional paid-in-capital	1,116	1,126
Retained earnings	2,879	1,434
Treasury shares at cost - 19.4 million and 2.6 million shares, respectively	(630)	(58)
Total Mr. Cooper stockholders’ equity	3,366	2,503
Non-controlling interests	1	1
Total stockholders’ equity	3,367	2,504
Total liabilities and stockholders’ equity	$14,204	$24,165
See accompanying Notes to Consolidated Financial Statements.
59 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Service related, net	$1,067	$379	$829
Net gain on mortgage loans held for sale	2,251	2,310	1,098
Total revenues	3,318	2,689	1,927
Expenses:
Salaries, wages and benefits	1,036	1,027	893
General and administrative	626	755	821
Total expenses	1,662	1,782	1,714
Interest income	231	158	291
Interest expense	(478)	(528)	(543)
Other income (expense), net	528	(135)	15
Total other income (expenses), net	281	(505)	(237)
Income (loss) from continuing operations before income tax expense (benefit)	1,937	402	(24)
Less: Income tax expense (benefit)	471	93	(278)
Net income from continuing operations	1,466	309	254
Net (loss) income from discontinued operations	(12)	(2)	16
Net income	1,454	307	270
Less: Net income (loss) attributable to non-controlling interests	—	2	(4)
Net income attributable to Mr. Cooper	1,454	305	274
Less: Undistributed earnings attributable to participating stockholders	8	3	2
Less: Premium on retirement of preferred stock	28	—	—
Net income attributable to common stockholders	$1,418	$302	$272

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$17.39	$3.33	$2.81
Diluted	$16.67	$3.22	$2.78

Earnings from discontinuing operations per common share attributable to Mr. Cooper:
Basic	$(0.15)	$(0.02)	$0.18
Diluted	$(0.14)	$(0.02)	$0.17

Earnings per common share attributable to Mr. Cooper:
Basic	$17.24	$3.31	$2.99
Diluted	$16.53	$3.20	$2.95
See accompanying Notes to Consolidated Financial Statements.
Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 60

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2019	1,000	$—	90,821	$1	$1,093	$848	$—	$1,942	$3	$1,945
Shares issued / (surrendered) under incentive compensation plan	—	—	297	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	18	—	—	18	—	18
Net income	—	—	—	—	—	274	—	274	(4)	270
Balance at December 31, 2019	1,000	—	91,118	1	1,109	1,122	—	2,232	(1)	2,231
Shares issued / (surrendered) under incentive compensation plan	—	—	923	—	(5)	—	—	(5)	—	(5)
Share-based compensation	—	—	—	—	22	—	—	22	—	22
Cumulative effect adjustments pursuant to the adoption of CECL - related accounting guidance	—	—	—	—	—	7	—	7	—	7
Repurchase of common stock	—	—	(2,584)	—	—	—	(58)	(58)	—	(58)
Net income	—	—	—	—	—	305	—	305	2	307
Balance at December 31, 2020	1,000	—	89,457	1	1,126	1,434	(58)	2,503	1	2,504
Shares issued / (surrendered) under incentive compensation plan	—	—	1,244	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	—	—	29	—	—	29	—	29
Repurchase of common stock	—	—	(16,924)	—	—	—	(572)	(572)	—	(572)
Retirement of preferred stock	(1,000)	—	—	—	(19)	(9)	—	(28)	—	(28)
Net income	—	—	—	—	—	1,454	—	1,454	—	1,454
Balance at December 31, 2021	—	$—	73,777	$1	$1,116	$2,879	$(630)	$3,366	$1	$3,367
See accompanying Notes to Consolidated Financial Statements.
61 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income	$1,454	$307	$270
Less: Net (loss) income from discontinued operations	(12)	(2)	16
Net income from continuing operations	1,466	309	254
Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax expense (benefit)	351	4	(371)
Net gain on mortgage loans held for sale	(2,251)	(2,310)	(1,098)
Provision for servicing and non-servicing reserves	34	22	63
Fair value changes and amortization of mortgage servicing rights	506	1,667	1,117
Fair value changes in MSR related liabilities	(33)	(198)	(164)
Depreciation and amortization for property and equipment and intangible assets	57	73	90
Gain on sale of business	(528)	—	—
Loss on redemption of unsecured senior notes	—	138	—
Other operating activities	60	60	37
Repurchases of forward loan assets out of Ginnie Mae securitizations	(10,156)	(4,822)	(2,895)
Mortgage loans originated and purchased for sale, net of fees	(84,684)	(63,233)	(40,257)
Sales proceeds and loan payment proceeds for mortgage loans held for sale	97,515	67,894	41,948
Changes in assets and liabilities:
Advances and other receivables	(380)	(48)	161
Other assets	41	18	375
Payables and other liabilities	9	(190)	(330)
Net cash attributable to operating activities - continuing operations	2,007	(616)	(1,070)
Net cash attributable to operating activities - discontinued operations	625	947	1,772
Net cash attributable to operating activities	2,632	331	702

Investing Activities
Sale of business, net of cash divested	465	—	—
Acquisitions, net of cash acquired	—	—	(85)
Property and equipment additions, net of disposals	(41)	(57)	(53)
Purchase of forward mortgage servicing rights	(922)	(130)	(547)
Proceeds on sale of forward mortgage servicing rights	61	53	343
Other investing activities	2	—	—
Net cash attributable to investing activities - continuing operations	(435)	(134)	(342)
Net cash attributable to investing activities - discontinued operations	1,627	—	4
Net cash attributable to investing activities	1,192	(134)	(338)

Financing Activities
(Decrease) increase in advance and warehouse facilities	(1,272)	1,861	1,651
Proceeds from issuance of excess spread financing	—	24	542
Settlement and repayment of excess spread financing	(156)	(207)	(246)
Issuance of unsecured senior debt	600	2,100	—
Redemption and repayment of unsecured senior notes and notes payable	—	(2,508)	(394)
Repurchase of common stock	(572)	(58)	—
Retirement of preferred stock	(28)	—	—
Other financing activities	(42)	(55)	(37)
Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 62

Index to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020	2019
Net cash attributable to financing activities - continuing operations	(1,470)	1,157	1,516
Net cash attributable to financing activities - discontinued operations	(2,226)	(1,053)	(1,829)
Net cash attributable to financing activities	(3,696)	104	(313)
Net increase in cash, cash equivalents and restricted cash	128	301	51
Cash, cash equivalents and restricted cash - beginning of period	913	612	561
Cash, cash equivalents and restricted cash - end of period(1)	$1,041	$913	$612

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$118	$206	$174
Net cash paid for income taxes	159	76	42

Supplemental Disclosures of Non-cash Investing Activities
Equity consideration received from sale of business	$58	$—	$—
Forward mortgage servicing rights sales price holdback	2	—	49
Purchase of forward mortgage servicing rights	6	5	28

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amount reported within the consolidated balance sheets.

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$895	$695	$329
Restricted cash	146	135	169
Restricted cash within assets of discontinued operations	—	83	114
Total cash, cash equivalents and restricted cash	$1,041	$913	$612

See accompanying Notes to Consolidated Financial Statements.
63 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc. collectively with its consolidated subsidiaries, (“Mr. Cooper,” the “Company,” “we,” “us” or “our”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper® and Xome®. Mr. Cooper is one of the largest home loan servicers in the country focused on delivering a variety of servicing and lending products, services and technologies. The Company has provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K. Company’s common stock has been traded on the Nasdaq Stock Market under the ticker symbol “COOP” since October 10, 2018. Prior to October 10, 2018, Company’s common stock traded under the ticker symbol “WMIH”.

On March 12, 2021, the Company entered into a Stock Purchase Agreement to sell its Title business to Blend Labs, Inc. (“Blend Labs”) for a total consideration of $500, consisting of $450 in cash, subject to certain adjustments specified therein, and a retained interest of 9.9% in the sold business (the “Title Transaction”). The Title Transaction was completed on June 30, 2021. Pursuant to the Stock Purchase Agreement, all cash generated, subject to certain adjustments, between March 13, 2021 and the closing date of the Title Transaction, were held for the benefit of Blend Labs. A $487 gain was recorded in the second quarter of 2021 upon closing of the Title Transaction, which was included in other income, net within the consolidated statements of operations. In addition, the Company recorded total transaction costs of $7 for the year ended December 31, 2021. The results of the Title business are reported under Corporate/Other in Note 20, Segment Information.

On August 31, 2021, the Company completed the sale of its Valuations business (the “Valuations Transaction”) to Voxtur Analytics Corp. (“Voxtur”) for a total consideration of $16, consisting of $9 in cash and a number of Voxtur common stock with an aggregate value of $7. A $7 gain was recorded in the third quarter of 2021 upon the closing of the Valuations Transaction and was included in other income, net within the consolidated statements of operations. There were no transaction costs recorded for the year ended December 31, 2021. The results of the Valuations business are reported under Corporate/Other in Note 20, Segment Information.

On October 22, 2021, the Company completed the sale of its Field Services business (the “Field Services Transaction”) to Cyprexx Services LLC for a total consideration of $41, consisting of $36 in cash and a retained interest of 10% in the sold business. A $34 gain was recorded in the fourth quarter of 2021 upon the closing of the Field Services Transaction and was included in other income, net within the consolidated statements of operations. There were immaterial transaction costs recorded for the year ended December 31, 2021. The results of the Field Services business are reported under Corporate/Other in Note 20, Segment Information.

On December 1, 2021, the Company completed the sale of its reverse servicing portfolio, operating under the Champion Mortgage brand (“Champion”), to Mortgage Assets Management, LLC and its affiliates (“MAM”) for a total consideration of $1,640. The reverse servicing operation was previously reported in the Company’s Servicing segment. The Company determined the sale of the reverse servicing portfolio qualified for reporting as discontinued operations. As a result, the reverse servicing operation is presented as discontinued operations in the Company’s consolidated statements of operations and the assets and liabilities of the reverse servicing operation are presented as discontinued operations in the Company’s consolidated balance sheets for all periods presented. Unless otherwise indicated, information in this report relates to the Company’s continuing operations. Refer to Note 3, Discontinued Operations for further details.

Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The significant accounting policies described below, together with the other notes that follow, are an integral part of the consolidated financial statements.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 64

Index to Consolidated Financial Statements
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

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates, and such differences could be material, due to factors such as adverse changes in the economy, changes in interest rates, secondary market pricing for loans held for sale and derivatives, strength of underwriting and servicing practices, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific borrowers, and uncertainties in the economy from the COVID-19 pandemic.

Reclassifications
Certain reclassifications have been made in the 2020 consolidated financial statements to conform to 2021 presentation. Such reclassifications did not affect total revenues or net income.

Recent Accounting Guidance Adopted
Accounting Standards Update 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU 2019-12”) simplifies accounting for income taxes by removing certain exceptions from the general principles in Topic 740 including elimination of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income. ASU 2019-12 also clarifies and amends certain guidance in Topic 740. ASU 2019-12 is effective for the Company on January 1, 2021. The adoption of the standard did not have a material impact to the Company’s consolidated financial statements.

2. Significant Accounting Policies

Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash on hand and other interest-bearing investments with original maturity dates of 90 days or less.

Restricted Cash
Restricted cash includes collected funds pledged to certain advance and warehouse facilities, collected fees payable to third parties, and contractual escrow funds.

Mortgage Servicing Rights (“MSR”)
The Company recognizes the rights to service mortgage loans for others, or MSRs, whether acquired or as a result of the sale of loans the Company originates with servicing retained, as assets. The Company initially records all MSRs at fair value. The Company has elected to subsequently measure forward MSRs at fair value.

The fair value of the forward MSRs is based upon the present value of the expected future net cash flows related to servicing the underlying loans. The Company determines the fair value of the MSRs by the use of a discounted cash flow model which incorporates prepayment speeds, discount rate, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speed, discount rate and cost to service. The credit quality and stated interest rates of the forward loans underlying the MSRs affect the assumptions used in the cash flow models. The Company obtains third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model. Fair value adjustments are recorded within revenues - service related, net in the consolidated statements of operations.

65 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
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

Mortgage Loans Held for Sale
The Company originates prime residential mortgage loans with the intention of selling such loans on a servicing-retained basis in the secondary market. As these loans are originated with intent to sell, the loans are classified as held for sale and the Company has elected to measure these loans held for sale at fair value. The Company estimates fair value of mortgage loans held for sale using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. In connection with the Company’s election to measure originated mortgage loans held for sale at fair value, the Company records the loan originations fees when earned, net of direct loan originations costs associated with these loans. Loan origination fees, gains or losses recognized upon sale of loans, and fair value adjustments are recorded in net gain on sale of mortgage loans held for sale in the consolidated statements of operations.

From time to time, the Company exercises this right to repurchase individual delinquent loans in GNMA securitization pools to minimize interest spread losses, re-pool into new GNMA securitizations or otherwise sell to third-party investors. The majority of GNMA repurchased loans are repurchased in connection with loan modifications and loan resolution activity with the intent to re-pool into new GNMA securitizations upon re-performance of the loan or otherwise sell to third-party investors. Therefore, the Company classifies such loans as loans held for sale and has elected to measure these repurchased loans at fair value.

Loans Subject to Repurchase from Ginnie Mae
For certain forward loans sold into GNMA mortgage-backed securities, the Company, as servicer/transferor, has the unilateral right to repurchase, without GNMA’s prior authorization, any individual loan in a GNMA securitization pool if that loan meets certain criteria, including payment not being received from the borrower for greater than 90 days (“delinquent status”). For loans in delinquent status, the Company must recognize in its consolidated balance sheets the right to repurchase the loan and a corresponding repurchase liability, regardless of whether the Company intends to repurchase the loan. The Company records these rights to repurchase in other assets at the unpaid principal balance, which approximates fair value, and a corresponding liability in payables and other liabilities in its consolidated balance sheets.

MSR Related Liabilities - Nonrecourse
Excess Spread Financing
In conjunction with the acquisition of certain MSRs on various pools of residential mortgage loans (the “Portfolios”), the Company entered into sale and assignment agreements related to its right to servicing fees, under which the Company sells to third parties the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. The excess cash flow payments to third parties are considered counterparty payments, which are recorded as an adjustment to the Company’s revenues - service related, net in the consolidated statement of operations. The agreements consist of two components - current excess spread, or remittance of a percentage of excess spread on currently serviced loans, and future excess spread, or the obligation to transfer currently serviced loans that have been refinanced into current excess spread or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above. The sale of these rights is accounted for as a secured borrowing under ASC 860, with the total proceeds received being recorded as a component of MSR related liabilities - nonrecourse at fair value in the consolidated balance sheets. The Company determines the effective interest rate on these liabilities and allocates total repayments between interest expense and the outstanding liability.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 66

Index to Consolidated Financial Statements
The Company has elected to measure the outstanding financings related to the excess spread financing agreements at fair value with all changes in fair value recorded to revenues - service related, net in the consolidated statements of operations. The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and discount rate.

Changes to excess spread financing other than payments and fair value measurements include accretion, which results from changes in the portfolio. Changes related to accretion are recorded to revenues - service related, net with an offset to excess spread financing liability on the balance sheet.

Mortgage Servicing Rights Financing
The Company entered into certain transactions with third parties to sell a contractually specified base fee component of certain MSRs and servicer advances under specified terms. The Company evaluates these transactions to determine if they are sales or secured borrowings. When these transfers qualify for sale treatment, the Company derecognizes the transferred assets in its consolidated balance sheets. The Company has determined that for a portion of these transactions, the related MSRs sales are contingent on the receipt of consents from various third parties. Until these required consents are obtained, for accounting purposes, legal ownership of the MSRs continues to reside with the Company. The Company continues to account for the MSRs in its consolidated balance sheets. In addition, the Company records an MSR financing liability associated with this financing transaction. The Company continues to account for the sold excess cash flows within MSRs in its consolidated balance sheets. Counterparty payments related to this financing arrangement are recorded as an adjustment to the Company’s revenues - service related, net in the consolidated statements of operations.

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

Property and Equipment, Net
Property and equipment is comprised of building, furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred which is included in general and administrative expenses in the consolidated statements of operations. Depreciation, which includes depreciation and amortization on finance leases, is recorded using the straight-line method over the estimated useful lives of the related assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time through a charge or credit to general and administrative expenses. Costs to internally developed computer software are capitalized during the development stage and include internal and external costs incurred to develop software.

Long-lived assets shall be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. The Company will perform a quarterly evaluation to determine whether such events have occurred. If events and circumstances indicate the carrying values exceed the fair value of the fixed assets, the Company will proceed with impairment testing. Impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Leases
If the Company determines an arrangement contains a lease or lease components, then the lease will be accounted for under Accounting Standards Codification (“ASC”) 842 and classified as either a finance or operating lease. At the lease commencement date, the Company recognizes a leased right-of-use (“ROU”) asset and corresponding lease liability based on the present value of the lease payments over the lease term. Leased ROU assets are tested for impairment in accordance with ASC 360, Property, Plant, and Equipment. The Company did not have material finance leases for the periods presented.

ASC 842 provides for two policy elections. The first refers to leases with a term of 12 months or less and the second relates to separating lease components from nonlease components. The Company elected not to recognize lease assets and lease liabilities for leases with a term of 12 months or less and not to separate lease components from nonlease components.

67 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
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

Derivative Financial Instruments
Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations and MSRs. The Company recognizes all derivatives at fair value on a recurring basis in other assets and payables and other liabilities on its consolidated balance sheets. The Company treats all of its derivative instruments as economic hedges, therefore none of its derivative instruments are designated as accounting hedges.

Derivative instruments utilized by the Company primarily include interest rate lock commitments (“IRLCs”), loan purchase commitments (“LPCs”), forward Mortgage Backed Securities (“MBS”) purchase commitments, Eurodollar futures, Treasury futures, interest rate swap agreements and interest rate caps.

IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair values of mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and interest rate lock commitments, are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, the Company is exposed to interest rate risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. IRLCs are considered freestanding derivatives and are recorded at fair value at inception inclusive of the inherent value of servicing. Loan commitments generally range between 30 days and 90 days, and the Company typically sells mortgage loans within 30 days of origination. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan, and changes in the probability that the loan will fund within the terms of the commitment. Any changes in fair value are recorded in earnings as a component of net gain on mortgage loans held for sale on the consolidated statement of operations and consolidated statement of cash flows.

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
Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 68

Index to Consolidated Financial Statements

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

Reverse Servicing
As a result of the sale of the reverse servicing portfolio in December 2021, the assets and liabilities of the reverse servicing portfolio are reporting as discontinued operations in the consolidated balance sheets and related results of operations are reported as discontinued operations in the consolidated statement of operations for all periods presented.

Reverse Mortgage Servicing Liabilities
Prior to the sale of the reverse servicing portfolio, the Company owned servicing rights for certain reverse mortgage loans, for which the Company initially recorded mortgage servicing liability (“MSL”) at fair value on the acquisition date. The Company subsequently applied the amortization cost method by accreting the MSL ratably over the expected life of the portfolio.

Reverse Mortgage Interests
Reverse mortgage interests include the following:

•Participating interests in HMBS consist of the Company’s reverse mortgage interests in Home Equity Conversion Mortgages (“HECMs”) loans which have been transferred to GNMA and subsequently securitized through the issuance of HMBS. The Company does not own these loans, but due to HMBS program buyout requirements, such interests are consolidated in the Company’s consolidated balance sheets.

•Other interest securitized consists of reverse mortgage interests that no longer meet HMBS program eligibility criteria and have been repurchased out of HMBS. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing.

•Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount (“MCA”) established at origination in accordance with HMBS program guidelines.

69 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
•In connection with a previous merger, the Company recorded the acquired reverse mortgage interests at estimated fair value as of the acquisition date, which resulted in a net purchase discount associated with financial and operational losses on reverse mortgage interests associated with servicing the loans through foreclosure and collateral liquidation. The premium and discount are amortized and accreted, respectively, based on the effective yield method, whereby the Company updates its prepayment assumptions for actual prepayments on a quarterly basis. Consistent with the Company’s accounting policy, the Company calculates reserve requirements on the reverse mortgage interests portfolio each reporting period and compares such calculated reserve requirements against the remaining net purchase discount. If the calculated reserve requirements exceed the remaining net purchase discount, the Company will record an additional reserve and associated provision to general and administrative expense.

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

Net gain on mortgage loans held for sale, within the Servicing segment, includes servicing retained from mortgage loans sold and the realized and unrealized gains and losses on sales of mortgage loans that are repurchased out of GNMA securities and subsequently modified and re-securitized, and the fair market value adjustments related to mortgage loans held for sale.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 70

Index to Consolidated Financial Statements
Revenues from Origination Activities
•Revenues from Origination and other loan fees - Loan origination and other loan fees generally represent flat, per-loan fee amounts and are recognized as revenue at the time the loans are funded.

•Net gain on mortgage loans held for sale - Net gain on loans held for sale includes the realized and unrealized gains and losses on sales of newly originated mortgage loans, as well as the changes in fair value of all loan-related derivatives, including interest rate lock commitments.

Revenue from Xome Activities
•After the sale of the Title, Valuation and Field Services businesses in 2021, Xome consists of REO auction exchange, which is a proprietary digital exchange for selling foreclosed property. Revenue is recognized when the performance obligation is completed, which is at the closing of real estate transactions and there is transfer of ownership to the buyer. Xome’s business is included in Corporate/Other.

Repurchase Reserves for Origination Activity
The Company accrues reserves for the repurchase of loans from GSEs, GNMA, and third-party investors primarily due to delinquency or foreclosure and are initially recorded upon sale of the loan to a third party with subsequent reserves recorded based on repurchase demands. The repurchase reserves are included within payables and accrued liabilities in the consolidated balance sheets and the provision for repurchase reserves is a component of net gain on mortgage loans held for sale in the consolidated statements of operations.

The Company utilizes internal models to estimate repurchase reserves for loan origination activities based upon its expectation of future defaults and the historical defect rate for government insured loans. The estimate for the repurchase reserve is based on judgments and assumptions which can be influenced by many factors and may change over the life of the underlying loans, including: (i) historical loss rate, (ii) secondary market pricing of loans; (iii) home prices and the levels of home equity; (iv) the quality of Company’s underwriting procedures; (v) borrower delinquency and default patterns; and (vi) other Company-specific and macro-economic factors. On a quarterly basis, management corroborates these assumptions using third-party data, where applicable.

Reserves for Forward Servicing Activity
In connection with forward loan servicing activities, the Company records reserves primarily for the recoverability of advances, interest claims, and mortgage insurance claims. Reserves for advances and other receivables associated with loans in the MSR portfolio are considered within the MSR valuation, and the provision expense for such advances is recorded in the mark-to-market adjustment in revenues - service related, net in the consolidated statement of operations. Such valuation gives consideration to the expected cash outflows and inflows for advances and other receivables in accordance with the fair value framework. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables, net. As loans serviced transfer out of the MSR portfolio, any negative MSR value or any GNMA loan fallout value associated with the loans transferred is reclassified from the MSR to the reserve within advances and other receivables, net, to the extent such reserves continue to be required for balances remaining on the consolidated balance sheets. Management evaluates reserves for sufficiency each reporting period and any additional reserve requirements are recorded as a provision in general and administrative expense, as needed.

The Company records reserves for advances and other receivables and evaluates the sufficiency of such reserves through internal models considering both historical and expected recovery rates on claims filed with government agencies, government sponsored enterprises, vendors, prior servicer and other counterparties. Key assumptions used in the model include but are not limited to expected recovery rates by loan types and aging of the receivable. Recovery of advances and other receivables is subject to judgment and estimates based on the Company’s assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Management reviews recorded advances and other receivables, and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written off against the reserve.

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
71 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements

The Company determined that advances and other receivables, net of reserves, and certain financial instruments included in other assets are within the scope of ASC 326. Certain financial instruments within these respective line items have been determined to have limited expected credit-related losses due to the contractual servicing agreements with agencies and loan product guarantees.

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

The Company consolidates certain SPEs connected with forward mortgage activities. See Note 13, Securitizations and Financings, for more information on Company SPEs, and Note 12, Indebtedness, for certain debt activity connected with SPEs.

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

Securitizations Treated as Sales
The Company’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. The Company’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the beneficial interests that are held in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at December 31, 2021, the Company had no other significant assets in its consolidated financial statements related to these trusts. The Company has no obligation to provide financial support to unconsolidated securitization trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of the Company. The general creditors of the Company have no claim on the assets of the trusts. The Company’s exposure to loss as a result of its continuing involvement with the trusts is limited to the carrying values, if any, of its investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. The Company considers the probability of loss arising from its advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 5, Advances and Other Receivables, and Note 4, Mortgage Servicing Rights and Related Liabilities, for additional information regarding advances and MSRs.
Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 72

Index to Consolidated Financial Statements

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

Interest Income
Interest income is recognized on loans held for sale for the period from loan funding to sale, which is typically within 30 days. Loans are placed on non-accrual status when any portion of the principal or interest is greater than 90 days past due. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis. Interest income also includes interest earned on custodial cash deposits associated with the mortgage loans serviced.

Interest Expense
Interest expense primarily includes interest incurred on advance and warehouse facilities, unsecured senior notes, excess spread financing and compensating bank balances, as well as bank fees. The Company incurred interest expense related to advance and warehouse facilities, unsecured senior notes and excess spread financing of $370, $409 and $467 for the years ended December 31, 2021, 2020 and 2019, respectively.

Share-Based Compensation
Equity based awards include restricted stock units (“RSUs”) granted to employees of the Company and non-employee directors and performance-based stock awards (“PSUs”) granted to certain executive officers. The RSUs are valued at the fair market value of the Company’s common stock on the grant date and recognized as an expense over the requisite employee service period on a straight-line basis using an accelerated attribution model. The PSUs are valued using a model that incorporates the market condition of the grants and expensed on a straight-line basis over the requisite employee service period. The Company applies a dynamic forfeiture rate and records share-based compensation in Salaries, wages and benefits within the consolidated statements of operations.

Advertising Costs
Advertising costs are expensed as incurred and are included as part of general and administrative expenses. The Company incurred advertising costs of $40, $38 and $33 for the years ended December 31, 2021, 2020 and 2019, respectively.

Income Taxes
The Company is subject to the income tax laws of the U.S. and its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities.

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

73 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
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

Earnings Per Share
The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares. In the third quarter of 2021, the Company retired its preferred shares.

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income available to common stockholders by the sum of the weighted average number of common shares outstanding and any dilutive securities for the period.

3. Discontinued Operations

On December 1, 2021, the Company completed the sale of its reverse servicing portfolio, operating under Champion, to MAM for total consideration of $1,640. Upon close of the transaction, MAM assumed Champion’s reverse portfolio and related operations. The Company recorded total transaction costs of $4 for the year ended December 31, 2021. The carrying amounts of assets and liabilities associated with the reverse servicing operation were reported under the Servicing segment. The sale of business represents a strategic shift in the Company’s operations. Therefore, the sale of the reverse servicing portfolio qualifies for reporting as discontinued operations, and the assets and liabilities of the reverse servicing portfolio are reported as discontinued operations in the consolidated balance sheets and related results of operations are reported as discontinued operations in the consolidated statements of operations for all periods presented.

As part of the transaction, the Company entered into a transitional servicing agreement with MAM, under which the Company was compensated for continuing to service these reverse loans through the date that the loans are transferred out of Company’s servicing system. In addition, the Company retained certain loans related to the reverse servicing portfolio, primarily related to previously liquidated loans, with total assets of $55 and total liabilities of $39 as of December 31, 2021. The retained assets and liabilities are included in other assets, and payables and other liabilities, respectively, on the consolidated balance sheet as of December 31, 2021.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 74

Index to Consolidated Financial Statements
The following table sets forth the assets and liabilities included in discontinued operations:

December 31, 2020
Carrying amounts of assets of discontinued operations
Restricted cash	$83
Reverse mortgage interests, net	5,253
Other	11
Total assets of discontinued operations	$5,347

Carrying amounts of liabilities of discontinued operations
Advances and warehouse facilities, net	$505
Payables and other liabilities	233
Mortgage servicing liabilities	41
Other nonrecourse debt, net	4,424
Total liabilities of discontinued operations	$5,203

The following table sets forth the consolidated statements of operations data for discontinued operations:

	Year Ended December 31,
	2021	2020	2019
Revenue - service related, net	$26	$44	$80
Salaries, wages and benefits expense	(30)	(41)	(64)
General and administrative expense	21	(8)	(73)
Interest income	137	176	314
Interest expense	(105)	(174)	(236)
Loss on classification as discontinued operations	(65)	—	—
(Loss) income from discontinued operations before income tax (benefit) expense	(16)	(3)	21
Less: Income tax (benefit) expense	(4)	(1)	5
Net (loss) income from discontinued operations before income tax (benefit) expense	$(12)	$(2)	$16

4. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s MSRs and the related liabilities. In estimating the fair value of all mortgage servicing rights and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	December 31, 2021	December 31, 2020
Forward MSRs at fair value	$4,223	$2,703

Excess spread financing at fair value	$768	$934
Mortgage servicing rights financing at fair value	10	33
MSR related liabilities - nonrecourse at fair value	$778	$967

Forward Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage (“forward”) loans for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights of both agency and non-agency loans.

75 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following table sets forth the activities of forward MSRs:

	Year Ended December 31,
Forward MSRs - Fair Value	2021	2020
Fair value - beginning of year	$2,703	$3,496
Additions:
Servicing retained from mortgage loans sold	1,077	687
Purchases of servicing rights	948	124
Dispositions:
Sales of servicing assets	(55)	(9)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	502	(819)
Changes in valuation due to amortization	(1,008)	(848)
Other changes	56	72
Fair value - end of year	$4,223	$2,703

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company’s continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment. During the years ended December 31, 2021 and 2020, the Company sold $5,163 and $1,070 in unpaid principal balance of forward MSRs, of which $3,937 and $960 was retained by the Company as subservicer, respectively.

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

The following table provides a breakdown of UPB and fair value for the Company’s forward MSRs:

	December 31, 2021		December 31, 2020
Forward MSRs - UPB and Fair Value Breakdown	UPB	Fair Value	UPB	Fair Value
Investor Pools
Agency	$302,851	$3,859	$227,136	$2,305
Non-agency	36,357	364	44,053	398
Total	$339,208	$4,223	$271,189	$2,703

Refer to Note 17, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of forward MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s forward MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Discount Rate		Total Prepayment Speeds		Cost to Service per Loan
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2021
Mortgage servicing rights	$(141)	$(272)	$(148)	$(286)	$(46)	$(93)

December 31, 2020
Mortgage servicing rights	$(100)	$(192)	$(181)	$(347)	$(45)	$(89)

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 76

Index to Consolidated Financial Statements
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

Excess Spread Financing
In order to finance the acquisition of certain MSRs on various portfolios, the Company previously entered into sale and assignment agreements with third parties and sold to these entities the right to receive a specified percentage of the excess cash flow generated from the portfolios in excess of a fixed base servicing fee per loan. The Company retains all the base servicing fees, ancillary income and interest float earnings on principal along with interest payments and escrow, and also incurs costs to service the specified pool. The Company is the legal owner and the servicer of the portfolios and provides all servicing and advancing functions.

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

The Company had excess spread financing liability of $768 and $934 as of December 31, 2021 and 2020, respectively. Refer to Note 17, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in the valuation of excess spread financing.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2021
Excess spread financing	$26	$54	$28	$58

December 31, 2020
Excess spread financing	$30	$62	$41	$84

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

77 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Mortgage Servicing Rights Financing
The Company had MSR financing liability of $10 and $33 as of December 31, 2021 and 2020, respectively. Refer to Note 2, Significant Accounting Policies, for further discussion on MSR financing, and Note 17, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Servicing Segment Revenues
The following table sets forth the items comprising total revenues for the Servicing segment:

	Year Ended December 31,
Total Revenues - Servicing	2021	2020
Contractually specified servicing fees(1)	$1,122	$1,141
Other service-related income(1)	640	290
Incentive and modification income(1)	51	39
Late fees(1)	71	83
Mark-to-market adjustments(2)	421	(609)
Amortization, net of accretion(3)	(753)	(510)
Other(4)	(279)	(371)
Total revenues - Servicing	$1,273	$63

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues.
(2)Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $35 and $28 for the years ended December 31, 2021 and 2020, respectively.
(3)Amortization for the Company is net of excess spread accretion of $255 and $338 for the years ended December 31, 2021 and 2020, respectively.
(4)Other represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements, portfolio runoff and the payments made associated with MSR financing arrangements.

5. Advances and Other Receivables

Advances and other receivables, net consists of the following:

Advances and Other Receivables, Net	December 31, 2021	December 31, 2020
Servicing advances, net of $19 and $72 purchase discount, respectively	$1,263	$975
Receivables from agencies, investors and prior servicers, net of $12 and $21 purchase discount, respectively	132	173
Reserves	(167)	(208)
Total advances and other receivables, net	$1,228	$940

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

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 78

Index to Consolidated Financial Statements
The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Year Ended December 31,
Reserves for Advances and Other Receivables	2021	2020
Balance - beginning of year	$208	$168
Provision and other additions(1)	75	108
Write-offs	(116)	(68)
Balance - end of year	$167	$208

(1)The Company recorded a provision of $35 and $28 through the MTM adjustments in revenues - service related, net, in the consolidated statements of operations during the years ended December 31, 2021 and 2020, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
The following table sets forth the activities of the purchase discount for advances and other receivables:

	Year Ended December 31, 2021		Year Ended December 31, 2020
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of year	$72	$21	$131	$21
Utilization of purchase discounts	(53)	(9)	(59)	—
Balance - end of year	$19	$12	$72	$21

Credit Loss for Advances and Other Receivables
During the years ended December 31, 2021 and 2020, the Company increased the CECL reserve by $9 and $21, respectively. In addition, the Company wrote-off $16 of the CECL reserve during the year ended December 31, 2021. As of December 31, 2021, the total CECL reserve was $31, of which $21 and $10 was recorded in reserves and purchase discount for advances and other receivables, respectively. As of December 31, 2020, the total CECL reserve was $38, of which $21 and $17 was recorded in reserves and purchase discount for advances and other receivables, respectively.

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

79 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Mortgage loans held for sale are recorded at fair value as set forth below:

	Year Ended December 31,
Mortgage Loans Held for Sale	2021	2020
Mortgage loans held for sale - UPB	$4,257	$5,438
Mark-to-market adjustment(1)	124	282
Total mortgage loans held for sale	$4,381	$5,720

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Year Ended December 31,
Mortgage Loans Held for Sale	2021	2020
Balance - beginning of year	$5,720	$4,077
Loans sold	(96,077)	(66,545)
Mortgage loans originated and purchased, net of fees	84,684	63,233
Repurchase of loans out of Ginnie Mae securitizations(1)	10,156	4,822
Net change in unrealized gain on retained loans held for sale	(107)	123
Net transfers of mortgage loans held for sale(2)	5	10
Balance - end of year	$4,381	$5,720

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

For the years ended December 31, 2021 and 2020, the Company received proceeds of $97,515 and $67,894, respectively, on the sale of mortgage loans held for sale, resulting in gains of $1,438 and $1,349, respectively.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. In the second half of 2021, the Company began accruing interest for loans in forbearance related to the CARES Act. Accrued interest is recorded as interest income in the consolidated statements of operations.

The total UPB of mortgage loans held for sale on non-accrual status was as follows:

	December 31, 2021		December 31, 2020
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$104	$94	$64	$54

(1)Non-accrual includes $94 and $44 of UPB related to Ginnie Mae repurchased loans as of December 31, 2021 and 2020, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $16 and $20 as of December 31, 2021 and 2020, respectively.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 80

Index to Consolidated Financial Statements
7. Property and Equipment

The composition of property and equipment, net, and the corresponding ranges of estimated useful lives were as follows:

Property and Equipment, Net	December 31, 2021	December 31, 2020	Estimated Useful Life
Furniture, fixtures, and equipment	$57	$55	3 - 5 years
Capitalized software costs	98	80	3 - 5 years
Software in development and other	26	29
Leasehold improvements	31	33	3 - 5 years
Long-term finance leases - computer equipment	8	8	5 years
Property and equipment	220	205
Less: Accumulated depreciation	(122)	(92)
Property and equipment, net	$98	$113

The Company recorded depreciation expense on property and equipment of $45 and $42 for the years ended December 31, 2021 and 2020, respectively. The Company has entered into various lease agreements for computer equipment, which are classified as finance leases. See Note 8, Leases, for more information.
The Company recorded immaterial impairment charges during the year ended December 31, 2021 and impairment charges of $12 during the year ended December 31, 2020. The impairment charges were included in the general and administrative expenses in the consolidated statements of operations.

8. Leases

The Company’s leases primarily relate to office space and equipment, with remaining lease terms of generally 1 to 8 years. Certain lease arrangements contain extension options, which typically range from 3 to 8 years, at the then fair market rental rates. As of December 31, 2021 and 2020, operating lease ROU assets were $111 and $97, respectively, and liabilities were $122 and $108, respectively, which were included in other assets, and payables and other liabilities, respectively, on the consolidated balance sheets. The Company does not currently have any significant finance leases in which it is the lessee.

The table below summarizes the Company’s net lease cost:

	Year Ended December 31,
Net Lease Cost	2021	2020
Operating lease cost	$31	$37
Sublease income	(4)	(6)
Total net lease cost	$27	$31

The table below summarizes other information related to the Company’s operating leases:

	Year Ended December 31,
Operating Leases - Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27	$35
Leased assets obtained in exchange for new operating lease liabilities	$46	$14
Weighted average remaining lease term - operating leases, in years	6.3	5.3
Weighted average discount rate - operating leases	3.8%	4.9%

81 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Maturities of operating lease liabilities as of December 31, 2021 are as follows:

Year Ending December 31,	Operating Leases
2022	$24
2023	24
2024	20
2025	16
2026	15
Thereafter	36
Total future minimum lease payments	135
Less: imputed interest	13
Total operating lease liabilities	$122

9. Loans Subject to Repurchase from Ginnie Mae

Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $1,496 and $6,159 as of December 31, 2021 and 2020, respectively, which are included in both other assets and payables and other liabilities in the consolidated balance sheets. Loans subject to repurchase from Ginnie Mae as of December 31, 2021 and 2020 included $1,301 and $5,879, respectively, of loans in forbearance related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) whereby no payments have been received from borrowers for greater than 90 days.

10. Goodwill and Intangible Assets

Goodwill
Goodwill was $120 as of December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, the Company performed a quantitative assessment of its three reporting units (Servicing, Originations and Xome) and determined that no impairment of goodwill existed. As of December 31, 2021 and 2020, $80, $28 and $12 of the goodwill is associated with the Servicing, Originations and Xome reporting units, respectively. The goodwill associated with the Xome reporting unit is included in Corporate/Other. Goodwill is recorded in other assets within the consolidated balance sheets.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 82

Index to Consolidated Financial Statements
Intangible Assets
The following tables present the composition of intangible assets:

	December 31, 2021
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Customer relationships	$74	$(62)	$12	5.6
Technology(1)	25	(25)	—	2.1
Trade name	7	(5)	2	1.6
Total intangible assets	$106	$(92)	$14	4.9

	December 31, 2020
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Customer relationships	$86	$(65)	$21	5.5
Technology	33	(27)	6	1.4
Trade name	8	(4)	4	2.6
Total intangible assets	$127	$(96)	$31	4.4

(1)Technology intangible assets’ net carrying amount as of December 31, 2021 is less than $1.

Intangible assets are recorded in other assets within the consolidated balance sheets.

The Company recognized $12 and $31 of amortization expense related to intangible assets during the years ended December 31, 2021 and 2020.

No impairment on intangible assets was recorded during the year ended December 31, 2021. During the year ended December 31, 2020, in connection with an ancillary business, the Company recorded a $10 impairment of technology intangible assets within Corporate/Other. The impairment charges were included in the general and administrative expenses in the consolidated statements of operations.

The Company expects to record amortization expense for existing amortizable intangible assets of $6 and $4 in the years ending December 31, 2022 and 2023, respectively, and $1 for each of the years ending December 31, 2024 to 2027.

11. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations. Derivative instruments utilized by the Company primarily include interest rate lock commitments, loan purchase commitments, forward Mortgage Backed Securities purchase commitments, Eurodollar and Treasury futures and interest rate swap agreements. The changes in value on the derivative instruments are recorded in earnings as a component of net gain on mortgage loans held for sale on the consolidated statements of operations and consolidated statement of cash flows, except for a portion of forward MBS trades to hedge MSR pipelines and related fair value changes, which is recorded in service related, net on the consolidated statements of operations and in changes in other assets or other liabilities on the consolidated statements of cash flows.

83 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments:

		December 31, 2021		Year Ended December 31, 2021
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2022	$1,051	$25	$(77)
Derivative financial instruments
IRLCs	2022	5,237	134	(280)
LPCs	2022	487	3	(35)
Forward MBS trades	2022	3,569	7	(23)
Total derivative financial instruments - assets		$9,293	$144	$(338)
Liabilities
Derivative financial instruments
IRLCs	2022	$10	$—	$—
LPCs	2022	646	2	1
Forward MBS trades	2022	4,091	8	(94)
Swap futures	2022	923	6	6
Total derivative financial instruments - liabilities		$5,670	$16	$(87)

		December 31, 2020		Year Ended December 31, 2020
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2021	$2,710	$102	$70
Derivative financial instruments
IRLCs	2021	10,179	414	279
LPCs	2021	5,406	38	26
Forward MBS trades	2021	5,853	37	31
Total derivative financial instruments - assets		$21,438	$489	$336
Liabilities
Derivative financial instruments
IRLCs	2021	$2	$—	$—
LPCs	2021	280	1	(2)
Forward MBS trades	2021	25,156	156	144
Swap futures	2021	60	—	—
Total derivative financial instruments - liabilities		$25,498	$157	$142

Associated with the Company’s derivatives are $27 and $61 in collateral deposits on derivative instruments recorded in other assets on the Company’s consolidated balance sheets as of December 31, 2021 and 2020, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the consolidated balance sheets.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 84

Index to Consolidated Financial Statements
12. Indebtedness

Advance and Warehouse Facilities

					December 31, 2021		December 31, 2020
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Advance Facilities
$940 advance facility(1)	LIBOR+3.5%	August 2023	Servicing advance receivables	$940	$234	$318	$235	$305
$350 advance facility(2)	LIBOR+1.1% to 6.5%	October 2022	Servicing advance receivables	350	160	197	192	246
$350 advance facility(3)	CP+1.5% to 6.5%	January 2023	Servicing advance receivables	350	162	190	168	195
$75 advance facility(4)	LIBOR+2.0%	December 2022	Servicing advance receivables	75	58	89	74	98
Advance facilities principal amount					614	794	669	844

Warehouse Facilities
$4,000 warehouse facility(5)	LIBOR+1.6% to 2.2%	February 2023	Mortgage loans or MBS	4,000	1,224	1,341	339	392
$2,500 warehouse facility(6)	LIBOR+1.5% to 1.9%	October 2022	Mortgage loans or MBS	2,500	991	1,024	1,003	1,037
$1,600 warehouse facility(7)	LIBOR+1.5% to 3.0%	September 2023	Mortgage loans or MBS	1,600	409	425	1,067	1,128
$1,500 warehouse facility	LIBOR+1.5%	June 2022	Mortgage loans or MBS	1,500	356	345	1,081	1,028
$750 warehouse facility(8)	LIBOR+1.5% to 3.0%	October 2022	Mortgage loans or MBS	750	256	270	787	839
$600 warehouse facility	LIBOR+2.5%	March 2022	Mortgage loans or MBS	600	5	6	187	222
$550 warehouse facility(9)	LIBOR+1.5%	August 2022	Mortgage loans or MBS	550	87	89	477	492
$500 warehouse facility	LIBOR+1.6% to 3.0%	June 2023	Mortgage loans or MBS	500	188	194	—	—
$500 warehouse facility(10)	LIBOR+1.5% to 1.8%	September 2022	Mortgage loans or MBS	500	419	430	562	574
$500 warehouse facility	LIBOR+1.5% to 4.0%	June 2022	Mortgage loans or MBS	500	39	39	—	—
$500 warehouse facility	LIBOR+1.7%	August 2023	Mortgage loans or MBS	500	38	39	—	—
$325 warehouse facility	LIBOR+1.5%	December 2022	Mortgage loans or MBS	325	67	67	163	164
$200 warehouse facility(11)	LIBOR+1.8%	October 2021	Mortgage loans or MBS	200	—	—	131	134
$200 warehouse facility(12)	LIBOR+1.6% to 4.9%	April 2022	Mortgage loans or MBS	200	46	58	37	42
$30 warehouse facility(13)	LIBOR+3.3%	January 2022	Mortgage loans or MBS	30	—	—	1	1
Warehouse facilities principal amount					4,125	4,327	5,835	6,053

MSR Facilities
$400 warehouse facility(14)	LIBOR+3.0%	August 2022	MSR	400	—	838	—	247
$400 warehouse facility(7)	LIBOR+3.0%	September 2023	MSR	400	—	745	—	228
$260 warehouse facility(1)	LIBOR+3.5%	August 2023	MSR	260	260	1,107	260	668
$50 warehouse facility	LIBOR+2.8%	November 2023	MSR	50	10	124	10	74
MSR facilities principal amount					270	2,814	270	1,217

Advance, warehouse and MSR facilities principal amount					5,009	$7,935	6,774	$8,114
Unamortized debt issuance costs					(12)		(11)
Total advance and warehouse facilities, net(15)					$4,997		$6,763
85 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements

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
(4)The capacity amount for this advance facility decreased from $100 to $75 in 2021.
(5)The capacity amount for this warehouse facility increased from $2,000 to $4,000 in 2021.
(6)The capacity amount for this warehouse facility increased from $1,500 to $2,500 in 2021.
(7)Total capacity amount for this facility increased from $1,500 to $2,000, and its related sublimit for MSR financing has increased from $150 to $400 in 2021.
(8)The capacity amount for this warehouse facility decreased from $1,200 to $750 in 2021.
(9)The capacity amount for this warehouse facility decreased from $750 to $550 in 2021.
(10)The capacity amount for this warehouse facility decreased from $750 to $500 in 2021.
(11)This facility was terminated in 2021.
(12)The capacity amount for this warehouse facility increased from $50 to $200 in 2021.
(13)This facility was subsequently terminated in 2022.
(14)The capacity amount for this warehouse facility increased from $200 to $400 in 2021.
(15)Total advance and warehouse facilities, net as of December 31, 2020 includes $505 of warehouse facilities related to discontinued operations included in liabilities of discontinued operations within the consolidated balance sheets.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	December 31, 2021	December 31, 2020
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	$850	$850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	—
Unsecured senior notes principal amount	2,700	2,100
Unamortized debt issuance costs and discount, net of premium	(30)	(26)
Unsecured senior notes, net	$2,670	$2,074

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

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the year ended December 31, 2021. During the year ended December 31, 2020, the Company repaid $100 in principal of outstanding notes. Additionally, the Company redeemed $2,298 in principal of outstanding notes during the year ended December 31, 2020, resulting in a net loss of $138.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 86

Index to Consolidated Financial Statements
As of December 31, 2021, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2022 through 2026	$—
Thereafter	2,700
Total unsecured senior notes principal amount	$2,700

Financial Covenants
The Company’s credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of December 31, 2021.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s consolidated financial statements is presented below:

	December 31, 2021	December 31, 2020
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$50	$47
Advances and other receivables, net	387	441
Total assets	$437	$488

Liabilities
Advance facilities(1)	$322	$358
Payables and other liabilities	1	1
Total liabilities	$323	$359

(1)Refer to advance facilities in Note 12, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	December 31, 2021	December 31, 2020
Total collateral balances - UPB	$1,122	$1,326
Total certificate balances	$1,112	$1,329

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2021, and 2020, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.
87 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	December 31, 2021	December 31, 2020
Unconsolidated securitization trusts	$138	$154

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

Performance Stock Units
The PSUs are valued at the fair market value of the Company’s common stock on the grant date as defined in the 2019 Plan. In March 2020 and March 2021, certain executives of the Company were granted 0.5 million PSUs (the “2020 PSUs”) and 0.3 million PSUs (the “2021 PSUs”), respectively. The 2020 and 2021 PSUs are eligible to vest and be settled into shares of common stock in an amount between 0% and 200% of a target award based on achievement of total shareholder return performance vesting criteria over a period of three years beginning March 1, 2020 and 2021, respectively, with one-third of the units also eligible to vest based on performance through March 1, 2021 and 2022, respectively.

Share-Based Award Activities
The following table summarizes the Company’s share-based awards:

Share-based Awards	Shares (or Units) (in thousands)	Weighted-Average Grant Date Fair Value, per Share (or Unit)
Share-based awards outstanding as of December 31, 2020	4,829	$12.74
Granted	1,154	31.00
Vested	(1,872)	12.40
Forfeited	(826)	17.72
Share-based awards outstanding as of December 31, 2021	3,285	18.11

The Company recorded $29, $22 and $18 of expenses related to share-based awards during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, unrecognized compensation expense totaled $32 related to non-vested stock award payments that are expected to be recognized over a weighted average period of 0.9 years.

The Company is eligible to receive a tax benefit when the vesting date fair value of an award exceeds the value used to recognize compensation expense at the date of grant. The excess tax benefit resulting from tax deductions in excess of the compensation cost recognized by the Company was $9 for the year ended December 31, 2021. The excess tax deficiency resulting from tax deductions exceeding the compensation cost recognized by the Company was immaterial for the years ended December 31, 2020 and 2019.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 88

Index to Consolidated Financial Statements
Employee Benefit Plans
The Company sponsors a defined contribution plan (401(k) plan) that covers all full-time employees. The Company matches 100% of participant contributions up to 2% of their total eligible annual base compensation and matches 50% of contributions for the next 4% of each participant’s total eligible annual base compensation. Matching contributions by the Company totaled $26 and $24 for the years ended December 31, 2021 and 2020, respectively.

15. Earnings per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares. In March 2021, the Company repurchased 3,700 thousand shares of its common stock from affiliates of Kohlberg Kravis Roberts & Co. L.P., (“KKR”) a related party of the Company, for a total cost of $119. In August 2021, the Company repurchased 11,073 thousand shares of its common stock and 1,000 thousand shares of its preferred stock from affiliates of KKR for a total cost of $396. After giving effect to the transaction, KKR no longer held any equity interests in the Company.

89 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following table sets forth the computation of basic and diluted net income (loss) per common share (amounts in millions, except per share amounts):

	Year Ended December 31,
Computation of Earnings Per Share	2021	2020	2019
Net income from continuing operations	$1,466	$309	$254
Less: Net income (loss) attributable to non-controlling interests	—	2	(4)
Less: Undistributed earnings from continuing operations attributable to participating stockholders	8	3	2
Less: Premium on retirement of preferred stock	28	—	—
Net income from continuing operations attributable to Mr. Cooper common stockholders	$1,430	$304	$256

Net (loss) income from discontinued operations	$(12)	$(2)	$16
Less: Undistributed earnings from discontinued operations attributable to participating stockholders	—	—	—
Net (loss) income from discontinued operations attributable to Mr. Cooper common stockholders	$(12)	$(2)	$16

Net income	$1,454	$307	$270
Less: Net income (loss) attributable to non-controlling interests	—	2	(4)
Net income attributable to Mr. Cooper	$1,454	$305	$274
Less: Undistributed earnings attributable to participating stockholders	8	3	2
Less: Premium on retirement of preferred stock	28	—	—
Net income attributable to common stockholders	$1,418	$302	$272

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$17.39	$3.33	$2.81
Diluted	$16.67	$3.22	$2.78

Earnings from discontinued operations per common share attributable to Mr. Cooper:
Basic	$(0.15)	$(0.02)	$0.18
Diluted	$(0.14)	$(0.02)	$0.17

Earnings per common share attributable to Mr. Cooper:
Basic	$17.24	$3.31	$2.99
Diluted	$16.53	$3.20	$2.95

Weighted average shares of common stock outstanding (in thousands):
Basic	82,247	91,312	91,035
Dilutive effect of stock awards	3,067	2,343	270
Dilutive effect of participating securities	492	839	839
Diluted	85,806	94,494	92,144

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 90

Index to Consolidated Financial Statements
16. Income Taxes

The components of income tax expense (benefit) for continuing operations were as follows:

	Year Ended December 31,
Total Income Tax Expense (Benefit) on continuing operations	2021	2020	2019
Current Income Taxes
Federal	$7	$(3)	$19
State	113	92	74
Total current income taxes	120	89	93

Deferred Income Taxes
Federal	376	87	(303)
State	(25)	(83)	(68)
Total deferred income taxes	351	4	(371)
Total income tax expense (benefit)	$471	$93	$(278)

The provision for income taxes does not reflect the tax effects of the sale of the Company’s reverse servicing portfolio reported as discontinued operations.

The following table presents a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31,
Reconciliation of the Income Tax Provision	2021		2020		2019
Tax Expense (Benefit) at Federal Statutory Rate	$407	21.0%	$84	21.0%	$(5)	21.0%
Effect of:
State taxes, net of federal benefit	70	3.6%	8	1.7%	3	(17.5)%
Non-controlling interests	—	—%	—	—%	1	(3.1)%
Change in valuation allowance	—	—%	—	—%	(285)	1,172.8%
Deferred adjustments	(6)	(0.3)%	(5)	(1.1)%	2	(9.3)%
Nondeductible items	2	0.1%	7	1.7%	5	(19.9)%
Other, net	(2)	(0.1)%	(1)	(0.3)%	1	(0.8)%
Total income tax expense (benefit)	$471	24.3%	$93	23.0%	$(278)	1,143.2%

In 2021 and 2020, the effective tax rate differed from the statutory tax rate primarily due to state tax adjustments and permanent differences such as nondeductible executive compensation and nondeductible penalties. In 2019, the effective tax rate differed from the statutory tax rate primarily due to the release of the valuation allowance associated with the net operating loss (“NOL”) carryforwards of WMIH and state tax adjustments.

The Company has federal NOL carryforwards (pre-tax) of approximately $0.6 billion and $2.6 billion as of December 31, 2021 and 2020, respectively.

In the assessment of whether a valuation allowance was required as of December 31, 2021, the Company considered the four sources of taxable income under ASC 740-10-30-18 including the future reversals of existing taxable temporary differences and identified tax planning strategies that were considered prudent and feasible.

Consistent with the prior year analysis, the Company based its projection of future taxable income on historical pre-tax income and assumed a steady state of operations that would generate cash flows and liquidity sufficient to maintain current operations. The Company considered other factors in its determination of future taxable income that was demonstrated by historical performance.

91 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
As a result, the Company still believes it is more likely than not that its deferred tax assets will be realized prior to their expiration except for certain federal 382 limited NOLs that begin to expire with the 2026 tax year, if unused, and immaterial state NOL carryforwards that begin to expire with the 2021 tax year, if unused. Accordingly, the Company has recorded a federal and state valuation allowance of $7 and $2, respectively, as of December 31, 2021 and 2020 related to these NOL carryforwards. The Company does not expect any future tax loss limitations under Sections 382 and 384 that would impact its utilization of remaining federal NOL carryforwards.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

Deferred Tax Assets and Liabilities	December 31, 2021	December 31, 2020
Deferred Tax Assets
Effect of:
Goodwill and intangible assets	$998	$728
Loss carryforwards (federal, state & capital)	134	558
Loss reserves	104	115
Lease liability	30	26
Accruals	16	24
Other, net	20	52
Total deferred tax assets	1,302	1,503

Deferred Tax Liabilities
MSR amortization and mark-to-market, net	(240)	(117)
Right-of-use assets	(27)	(23)
Depreciation and amortization, net	(19)	(13)
Prepaid assets	(2)	(2)
Other, net	(14)	—
Total deferred tax liabilities	(302)	(155)
Valuation allowance	(9)	(9)
Deferred tax assets, net	$991	$1,339

The Company elected to account for the Global Intangible Low-Taxed Income (“GILTI”) tax expense in the period in which it is incurred. As a result, no deferred tax impact of GILTI has been provided in the consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and numerous U.S. state jurisdictions. With few exceptions, as of December 31, 2021, the Company is no longer subject to U.S. federal and state income tax examinations for tax years prior to 2018.

As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits recorded related to uncertain tax positions.

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

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 92

Index to Consolidated Financial Statements
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

Newly originated mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Those loans are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures.

The Company may also purchase loans out of a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The volume of these loans increased significantly in 2021 as the delinquency rate increased during the coronavirus pandemic. The Company has elected to carry these loans at fair value. Majority of these loans are valued on a recurring basis using a market approach similar to newly originated loans as mentioned above. The remaining repurchased loans have not been modified and are valued using recent observable market trades for similar loans, adjusted for assumptions including fail rate, partial claim rate and modification status. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures.

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

Mortgage Servicing Rights – Fair Value (Level 3) – The Company estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on a discounted cash flow model which incorporates prepayment speeds, discount rate, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions, with the key assumptions being mortgage prepayment speeds, discount rates, and cost to service. In the second quarter of 2021, the Company refined its estimate of the fair value of forward MSRs by incorporating an estimate of future cash flows from loans that are expected to be recaptured. The estimate of future cash flows related to recapture is consistent with recent pricing observed from various market participants, including the Company’s independent third-party valuation firms. As a result of considering the recapture rate, the Company adjusted its discount rate assumption in order to ensure that the fair value of forward MSRs remains consistent with current market participant pricing and is reflective of an exit price. The estimated fair value was also corroborated with valuations provided by independent third parties. The net impact of this refinement on the overall forward MSRs fair value was not significant during the year ended December 31, 2021.

The cash flow assumptions and prepayment assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 4, Mortgage Servicing Rights and Related Liabilities, for more information.

Advances and Other Receivables, Net (Level 3) - Advances and other receivables, net are valued at their net realizable value after taking into consideration the reserves. Advances have no stated maturity. Their net realizable value approximates fair value as the net present value based on discounted cash flow is not materially different from the net realizable value. See Note 5, Advances and Other Receivables, for more information.

Equity Securities (Level 1 and Level 3) – The fair value of the common stock received from the sale of the Title and Field Services businesses is measured quarterly based on the minimum exit value, which was established at the time of the transaction, and observable market indicators. Because of the nature of the unobservable inputs, the Company classifies these securities as Level 3 in the fair value disclosures.

93 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The fair value of the common stock received from the sale of the Valuations business is measured using the closing price reported on an active market in which the securities are traded. As the fair value is based on market observable inputs, the Company classifies these securities as Level 1 in the fair value disclosures.

See Note 1, Nature of Business and Basis of Presentation, for further details on the sale of the Title, Field Services and Valuation businesses.

Derivative Financial Instruments (Level 2 and Level 3) – The Company enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. These derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into IRLCs and LPCs with prospective borrowers and other loan originators. IRLCs and LPCs are carried at fair value primarily based on secondary market prices for underlying mortgage loans, which is observable data, with adjustments made to such observable data for the inherent value of servicing, which is an unobservable input. The fair value is also subject to adjustments for the estimated pull-through rate. The impact of the unobservable input to the overall valuation of IRLCs and LPCs is significant and results in a classification of Level 3 in the fair value hierarchy. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised, and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. The Company has entered into Eurodollar futures contracts as part of its hedging strategy. The futures contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. Derivative financial instruments are recorded in other assets and payables and other liabilities within the consolidated balance sheets. See Note 11, Derivative Financial Instruments, for more information.

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

Excess Spread Financing (Level 3) – The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and discount rate. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. Excess spread financing is recorded in MSR related liabilities within the consolidated balance sheets. See Note 2, Significant Accounting Policies, for more information.

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

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 94

Index to Consolidated Financial Statements
The following table presents the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
	Total Fair Value	Recurring Fair Value Measurements
Fair Value - Recurring Basis		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$4,381	$—	$4,381	$—
Forward mortgage servicing rights	4,223	—	—	4,223
Equity securities	63	9	—	54
Derivative financial instruments:
IRLCs	134	—	—	134
Forward MBS trades	7	—	7	—
LPCs	3	—	—	3

Liabilities
Derivative financial instruments:
Forward MBS trades	8	—	8	—
LPCs	2	—	—	2
Swap futures	6	—	6	—
Mortgage servicing rights financing	10	—	—	10
Excess spread financing	768	—	—	768

	December 31, 2020
	Total Fair Value	Recurring Fair Value Measurements
Fair Value - Recurring Basis		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$5,720	$—	$5,720	$—
Forward mortgage servicing rights	2,703	—	—	2,703
Derivative financial instruments:
IRLCs	414	—	—	414
Forward MBS trades	37	—	37	—
LPCs	38	—	—	38

Liabilities
Derivative financial instruments:
Forward MBS trades	156	—	156	—
LPCs	1	—	—	1
Mortgage servicing rights financing	33	—	—	33
Excess spread financing	934	—	—	934

95 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Year Ended December 31, 2021
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Forward Mortgage Servicing Rights	Equity Securities	IRLCs	LPCs	Excess Spread Financing	Mortgage Servicing Rights Financing
Balance - beginning of year	$2,703	$—	$414	$38	$934	$33
Changes in fair value included in earnings	(506)	(1)	(280)	(35)	(10)	(23)
Purchases	948	—	—	—	—	—
Equity consideration received	—	55	—	—	—	—
Issuances	1,077	—	—	—	—	—
Sales	(55)	—	—	—	—	—
Settlements and repayments	—	—	—	—	(156)	—
Other changes	56	—	—	—	—	—
Balance - end of year	$4,223	$54	$134	$3	$768	$10

	Year Ended December 31, 2020
	Assets			Liabilities
Fair Value - Level 3 Assets and Liabilities	Forward Mortgage Servicing Rights	IRLCs	LPCs	Excess Spread Financing	Mortgage Servicing Rights Financing
Balance - beginning of year	$3,496	$135	$12	$1,311	$37
Changes in fair value included in earnings	(1,667)	279	26	(194)	(4)
Purchases	124	—	—	—	—
Issuances	687	—	—	24	—
Sales	(9)	—	—	—	—
Settlements and repayments	—	—	—	(207)	—
Other changes	72	—	—	—	—
Balance - end of year	$2,703	$414	$38	$934	$33

The Company had LPCs liabilities of $2 and $1 as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company had an immaterial change in LPCs liabilities.
Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 96

Index to Consolidated Financial Statements
The tables below present the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	December 31, 2021			December 31, 2020
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
Forward MSR
Discount rate	9.5%	13.7%	10.9%	8.2%	12.0%	9.4%
Prepayment speed	11.7%	16.4%	13.0%	14.2%	21.3%	15.4%
Cost to service per loan(1)	$59	$168	$77	$66	$257	$98
Average life(2)			5.8 years			5.0 years

IRLCs
Value of servicing (basis points per loan)	(0.7)	2.4	1.4	(1.0)	2.2	1.2

Excess spread financing
Discount rate	9.5%	13.8%	11.2%	9.9%	15.7%	12.2%
Prepayment speed	12.8%	15.2%	13.4%	13.9%	15.0%	14.4%
Average life(2)			5.4 years			5.1 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	4.5%	7.9%	6.5%	4.6%	8.5%	7.5%
Annual advance recovery rates	19.2%	23.0%	21.3%	18.3%	22.0%	19.9%

(1)Presented in whole dollar amounts.
(2)Average life is included for informational purposes.

The tables below present a summary of the carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value:

	December 31, 2021
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$895	$895	$—	$—
Restricted cash	146	146	—	—
Advances and other receivables, net	1,228	—	—	1,228
Loans subject to repurchase from Ginnie Mae	1,496	—	1,496	—
Financial liabilities
Unsecured senior notes, net	2,670	2,737	—	—
Advance and warehouse facilities, net	4,997	—	5,009	—
Liability for loans subject to repurchase from Ginnie Mae	1,496	—	1,496	—
97 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements

	December 31, 2020
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$695	$695	$—	$—
Restricted cash	135	135	—	—
Advances and other receivables, net	940	—	—	940
Loans subject to repurchase from Ginnie Mae	6,159	—	6,159	—
Financial liabilities
Unsecured senior notes, net	2,074	2,208	—	—
Advance and warehouse facilities, net	6,258	—	6,269	—
Liability for loans subject to repurchase from Ginnie Mae	6,159	—	6,159	—

18. Capital Requirements

Fannie Mae, Freddie Mac, Ginnie Mae and certain private label mortgage investors require the Company to maintain minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of December 31, 2021, the Company was in compliance with its selling and servicing capital requirements.

19. Commitments and Contingencies

Litigation and Regulatory
The Company and its subsidiaries are routinely and currently involved in a significant number of legal proceedings, including, but not limited to, judicial, arbitration, regulatory and governmental proceedings related to matters that arise in connection with the conduct of the Company’s business. The legal proceedings are at varying stages of adjudication, arbitration or investigation and are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other numerous laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, National Housing Act, Homeowners Protection Act, Service Member’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, Title 11 of the United States Code (aka the “Bankruptcy Code”), False Claims Act, the CARES Act and Making Home Affordable loan modification programs.

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

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 98

Index to Consolidated Financial Statements
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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company, which includes legal settlements and the fees paid to external legal service providers, of $39 and $51 for the years ended December 31, 2021 and 2020, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. Management currently believes the aggregate range of reasonably possible loss is $8 to $17 in excess of the accrued liability (if any) related to those matters as of December 31, 2021. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

99 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements
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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of forward mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of December 31, 2021, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

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

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 100

Index to Consolidated Financial Statements
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

In the third quarter of 2021, the Company updated its presentation of segments to align with a change in the reporting package provided to the Chief Operating Decision Maker. In 2021, the Company sold its Title business, Valuations business and Field Services business. See Note 1, Nature of Business and Basis of Presentation for further details. The Title, Valuations and Field Services businesses were previously reported under the Xome segment. With the sale of the majority of Xome’s operations and the related changes to business structure and internal reporting, the Xome segment will no longer be considered a reportable segment. Accordingly, beginning in the third quarter of 2021, the Company began reporting Xome’s financial results within Corporate/Other. Prior year financial information has been adjusted retrospectively to reflect the updated presentation.

In 2021, the Company closed the sale of its Title, Valuations and Field Services businesses. The Title, Valuations, and Field Services businesses were reported within Corporate/Other. The Company recorded $487, $7 and $34 gain in 2021 upon closing of the Title Transaction, Valuations Transaction and Field Services Transaction, respectively. The gain was included in other income, net in the consolidated statements of operations and reported under Corporate/Other.

On December 1, 2021, the Company completed the sale of its reverse servicing portfolio, operating under the Champion Mortgage brand, to Mortgage Assets Management, LLC and its affiliates. The reverse servicing operation was previously reported in the Company’s Servicing segment. The reverse servicing operation is presented as discontinued operations in Company’s consolidated financial statements for all periods presented and, as such, is not included in the continuing operations of the Servicing segment. Refer to Note 3, Discontinued Operations for further details. As of December 31, 2021 and December 31, 2020, total assets of discontinued operations was none and $5,347, respectively.

The following tables present financial information by segment:

	Year Ended December 31, 2021
Financial Information by Segment	Servicing	Originations	Corporate/ Other	Consolidated
Revenues
Service related, net	$705	$176	$186	$1,067
Net gain on mortgage loans held for sale	568	1,683	—	2,251
Total revenues	1,273	1,859	186	3,318
Total expenses	502	852	308	1,662
Interest income	129	102	—	231
Interest expense	(262)	(88)	(128)	(478)
Other income (expenses), net	—	—	528	528
Total other (expenses) income, net	(133)	14	400	281
Income from continuing operations before income tax expense	$638	$1,021	$278	$1,937
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$32	$24	$1	$57
Total assets	$8,733	$3,143	$2,328	$14,204
101 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Index to Consolidated Financial Statements

	Year Ended December 31, 2020
Financial Information by Segment	Servicing	Originations	Corporate/ Other	Consolidated
Revenues
Service related, net	$(159)	$105	$433	$379
Net gain on mortgage loans held for sale	222	2,088	—	2,310
Total revenues	63	2,193	433	2,689
Total expenses	491	746	545	1,782
Interest income	61	95	2	158
Interest expense	(268)	(78)	(182)	(528)
Other (expenses) income, net	—	—	(135)	(135)
Total other (expenses) income, net	(207)	17	(315)	(505)
(Loss) income from continuing operations before income tax (benefit) expense	$(635)	$1,464	$(427)	$402
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$20	$18	$35	$73
Total assets	$16,173	$5,447	$2,545	$24,165

	Year Ended December 31, 2019
Financial Information by Segment	Servicing	Originations	Corporate/ Other	Consolidated
Revenues
Service related, net	$328	$80	$421	$829
Net gain on mortgage loans held for sale	124	963	11	1,098
Total revenues	452	1,043	432	1,927
Total expenses	554	568	592	1,714
Interest income	186	98	7	291
Interest expense	(233)	(98)	(212)	(543)
Other income, net	4	4	7	15
Total other (expenses) income, net	(43)	4	(198)	(237)
(Loss) income from continuing operations before income tax (benefit) expense	$(145)	$479	$(358)	$(24)
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$19	$18	$53	$90
Total assets	$11,743	$4,313	$2,249	$18,305

21. Subsequent Events

On February 10, 2022, the Company entered into a Contribution Agreement (the “Transaction Agreement”) with Sagent M&C, LLC (“Sagent”), pursuant to which the Company will transfer (a) certain assets and liabilities of its servicing and subservicing technology platform for performing and non-performing mortgage loans (the “Mortgage Servicing Platform”) and (b) certain tangible personal property of the Company used in the conduct of the Mortgage Servicing Platform to Sagent in exchange for 200,760 Class A-1 Common Units of Sagent (subject to certain adjustments as set forth in the Transaction Agreement) and $9.9 in cash. The Company expects to record a pre-tax gain of approximately $225 related to the sale, which is expected to close during the first half of 2022. In connection with the sale, the Company entered into a Transition Services Agreement with Sagent to operate the Mortgage Servicing Platform for twelve months prior to closing. Additionally, the Company entered into a seven-year license agreement to license back the Mortgage Servicing Platform from Sagent, which includes tiered pricing based on active loan volume.

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 102

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2021.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2021 as stated in their report, dated February 17, 2022, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

103 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mr. Cooper Group Inc.

Opinion on Internal Control over Financial Reporting
We have audited Mr. Cooper Group Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mr. Cooper Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2021 and the related notes, and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 17, 2022
Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 104

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the Company’s fiscal year-end (the “2022 Proxy Statement”).

Item 11. Executive Compensation

Information required by this item will be incorporated by reference from the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be incorporated by reference from the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be incorporated by reference from the 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be incorporated by reference from the 2022 Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K:

1.Financial Statements:
Our consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019, and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are filed within Item 8 in Part II as part of this Annual Report on Form 10-K.
2.Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
3.Exhibits:
The exhibits to this report are listed in the index to exhibits below.

105 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

INDEX TO EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of February 12, 2018, among Nationstar Mortgage Holdings Inc., WMIH Corp. and Wand Merger Corporation	8-K	001-14667	2.1	02/14/2018

2.2+	Stock Purchase Agreement, dated as of March 12, 2021, by and among Title365 Holding Co., Xome Holdings LLC, Blend Labs, Inc. and solely for the purposes set forth therein, the Company	8-K	001-14667	2.1	03/15/2021

2.3+	Contribution Agreement, dated as of February 10, 2022, by and among Nationstar Mortgage LLC, Sagent M&C, LLC and solely for the purposes set forth therein, Mr. Cooper Group Inc.	8-K	001-14667	2.1	02/11/2022

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	8-K	001-14667	3.1	10/10/2018

3.2	Amended and Restated Bylaws of the Company	10-Q	001-14667	3.2	11/09/2018

4.1	Form of Stock Certificate	10-Q	001-14667	4.1	11/01/2019

4.2	Description of Common Stock					X

4.3	Indenture, dated as of January 16, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	10-K	001-14667	4.14	02/28/2020

4.4	Indenture, dated as of August 6, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.1	08/06/2020

4.5	Indenture, dated as of December 4, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.1	12/04/2020

4.6	Indenture, dated as of November 4, 2021, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. as Trustee	8-K	001-14667	4.1	11/04/2021

4.7	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	02/06/2013

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 106

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.8	Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent	10-Q	001-35449	4.4	05/09/2014

4.9	Amendment No. 2 to the Fourth Amended and Restated Indenture, dated May 5, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.1	08/03/2015

4.10	Amendment No. 3 to the Fourth Amended and Restated Indenture, dated June 26, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.2	08/03/2015

4.11	Amended and Restated Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	10-K	001-35449	4.17	03/01/2016

10.1	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	02/06/2013

10.2	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	02/06/2013

10.3	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/15/2013

10.4	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	03/15/2013

10.5	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	03/15/2013

107 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.6	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	03/15/2013

10.7	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013

10.8	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013

10.9	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013

10.10	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	11/07/2014

10.11	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.4	11/07/2014

10.12	Amendment Number Nine, dated October 19, 2015, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.28	03/01/2016

10.13	Amendment Number Ten, dated October 17, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.17	03/09/2017

10.14	Amendment Number Eleven, dated October 31, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/09/2017

10.15	Amendment Number Twelve, dated October 30, 2017, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/02/2018

10.16	Amendment Number Thirteen, dated March 22, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	05/10/2018

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 108

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.17	Amendment Number Fourteen, dated October 24, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-14667	10.17	03/11/2019

10.18	Amendment Number Fifteen, dated November 20, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-14667	10.18	03/11/2019

10.19	Amendment Number Sixteen, dated January 28, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.1	05/08/2019

10.20	Amendment Number Seventeen, dated March 29, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.2	05/08/2019

10.21	Amendment Number Eighteen, dated April 3, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.1	08/02/2019

10.22	Amendment Number Nineteen, dated March 30, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-K	001-14667	10.22	02/23/2021

10.23	Amendment Number Twenty, dated September 11, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-Q	001-14667	10.2	10/29/2020

10.24	Amendment Number Twenty-One, dated December 18, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-K	001-14667	10.24	02/23/2021

10.25	Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	05/05/2016

10.26	Amendment Number One, dated as of June 24, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	08/09/2016

109 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.27	Amendment Number Two, dated as of October 17, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.21	03/09/2017

10.28	Amendment Number Three, dated as of October 31, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.22	03/09/2017

10.29	Amendment Number Four, dated as of October 30, 2017 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.23	03/02/2018

10.30	Amendment Number Five, dated as of March 22, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	05/10/2018

10.31	Amendment Number Six, dated as of May 29, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	08/03/2018

10.32	Amendment Number Seven, dated as of October 24, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.26	03/11/2019

10.33	Amendment Number Eight, dated as of November 20, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.27	03/11/2019

10.34	Amendment Number Nine, dated as of January 28, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.3	05/08/2019

10.35	Amendment Number Ten, dated as of March 29, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.4	05/08/2019

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 110

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.36	Amendment Number Eleven, dated as of April 3, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.2	08/02/2019

10.37	Amendment Number Twelve, dated as of October 25, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.34	02/28/2020

10.38	Amendment Number Thirteen, dated March 30, 2020 to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-Q	001-14667	10.3	04/30/2020

10.39	Amendment Number Fourteen to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller, dated September 11, 2020	10-Q	001-14667	10.1	10/29/2020

10.40	Amendment Number Fifteen to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller, dated October 26, 2020	10-K	001-14667	10.40	02/23/2021

10.41	Amendment Number Sixteen to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller, dated December 18, 2020	10-K	001-14667	10.41	02/23/2021

10.42	Amendment Number Seventeen to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller, dated July 9, 2021	10-Q	001-14667	10.1	10/28/2021

10.43	Amendment Number Eighteen to the Second Amended and Restated Master Repurchase Agreement Dated as of January 29, 2016 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller, dated September 30, 2021	10-Q	001-14667	10.2	10/28/2021

10.44**	Offer Letter, dated as of December 11, 2018 by and between the Company and Christopher Marshall	8-K	001-14667	10.1	12/12/2018

10.45**	Offer Letter and Acceptance, dated January 15, 2020, between the Company and Mike Rawls	10-Q	001-14667	10.3	10/29/2020

111 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.46**	Offer Letter and Acceptance, dated July 16, 2020, between the Company and Eldridge Burns	10-Q	001-14667	10.4	10/29/2020

10.47**	Transition and Separation Agreement, dated July 27, 2021, by and between Anthony Ebers and the Company	10-Q	001-14667	10.1	07/29/2021

10.48**	Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-35449	10.1	05/12/2016

10.49**	Amendment to the Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-14667	10.2	08/01/2018

10.50**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.5	05/07/2015

10.51**	Mr. Cooper Group Inc. 2019 Omnibus Incentive Plan	S-8	333-231552	99.1	05/16/2019

10.52**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Employees	8-K	001-14667	10.2	05/17/2019

10.53**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Non-Employee Directors	8-K	001-14667	10.3	05/17/2019

10.54**	Form of Performance Stock Unit Agreement - Employee	10-Q	001-14667	10.1	04/29/2021

10.55**	Form of Performance Stock Unit Agreement - Special Retirement Provisions	10-Q	001-14667	10.2	04/29/2021

10.56**	Form of Indemnification Agreement with directors and officers	8-K	001-14667	10.1	05/13/2015

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 112

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101.)					X
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

Item 16. Form 10-K Summary

None.

113 Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mr. Cooper Group Inc.

By: /s/ Jay Bray
Jay Bray
Chief Executive Officer
February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bray	February 17, 2022
Jay Bray, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Christopher G. Marshall	February 17, 2022
Christopher G. Marshall, Vice Chairman, President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Elizabeth Burr	February 17, 2022
Elizabeth Burr, Director

/s/ Roy A. Guthrie	February 17, 2022
Roy A. Guthrie, Director

/s/ Michael D. Malone	February 17, 2022
Michael D. Malone, Director

/s/ Shveta Mujumdar	February 17, 2022
Shveta Mujumdar, Director

/s/ Tagar C. Olson	February 17, 2022
Tagar C. Olson, Director

/s/ Steven D. Scheiwe	February 17, 2022
Steven D. Scheiwe, Director

Mr. Cooper Group Inc. - 2021 Annual Report on Form 10-K 114