Form 10-Q
period 2022-03-31
Mr. Cooper Group Inc.
filed 2022-04-28
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of April 21, 2022 was 73,906,095.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$579	$895
Restricted cash	130	146
Mortgage servicing rights at fair value	6,006	4,223
Advances and other receivables, net of reserves of $152 and $167, respectively	1,044	1,228
Mortgage loans held for sale at fair value	3,593	4,381
Property and equipment, net of accumulated depreciation of $107 and $122, respectively	75	98
Deferred tax assets, net	794	991
Other assets	2,269	2,242
Total assets	$14,490	$14,204

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,670	$2,670
Advance and warehouse facilities, net	4,795	4,997
Payables and other liabilities	2,203	2,392
MSR related liabilities - nonrecourse at fair value	845	778
Total liabilities	10,513	10,837
Commitments and contingencies (Note 15)
Preferred stock at $0.00001 - 10 million shares authorized, zero shares issued, zero shares outstanding; aggregate liquidation preference of zero	—	—
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,085	1,116
Retained earnings	3,537	2,879
Treasury shares at cost - 19.3 million and 19.4 million shares, respectively	(647)	(630)
Total Mr. Cooper stockholders’ equity	3,976	3,366
Non-controlling interests	1	1
Total stockholders’ equity	3,977	3,367
Total liabilities and stockholders’ equity	$14,490	$14,204

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Service related, net	$755	$580
Net gain on mortgage loans held for sale	297	679
Total revenues	1,052	1,259
Expenses:
Salaries, wages and benefits	228	277
General and administrative	110	177
Total expenses	338	454
Interest income	36	46
Interest expense	(106)	(126)
Other income, net	222	—
Total other income (expense), net	152	(80)
Income from continuing operations before income tax expense	866	725
Less: Income tax expense	208	166
Net income from continuing operations	658	559
Net income from discontinued operations	—	2
Net income	658	561
Less: Undistributed earnings attributable to participating stockholders	—	5
Net income attributable to common stockholders	$658	$556

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$8.91	$6.20
Diluted	$8.59	$5.90

Earnings from discontinued operations per common share attributable to Mr. Cooper:
Basic	$—	$0.02
Diluted	$—	$0.02

Earnings per common share attributable to Mr. Cooper:
Basic	$8.91	$6.22
Diluted	$8.59	$5.92

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2021	1,000	$—	89,457	$1	$1,126	$1,434	$(58)	$2,503	$1	$2,504
Shares issued / (surrendered) under incentive compensation plan	—	—	1,183	—	(19)	—	—	(19)	—	(19)
Share-based compensation	—	—	—	—	6	—	—	6	—	6
Repurchase of common stock	—	—	(4,505)	—	—	—	(148)	(148)	—	(148)
Net income	—	—	—	—	—	561	—	561	—	561
Balance at March 31, 2021	1,000	$—	86,135	$1	$1,113	$1,995	$(206)	$2,903	$1	$2,904

Balance at January 1, 2022	—	$—	73,777	$1	$1,116	$2,879	$(630)	$3,366	$1	$3,367
Shares issued / (surrendered) under incentive compensation plan	—	—	850	—	(39)	—	18	(21)	—	(21)
Share-based compensation	—	—	—	—	8	—	—	8	—	8
Repurchase of common stock	—	—	(721)	—	—	—	(35)	(35)	—	(35)
Net income	—	—	—	—	—	658	—	658	—	658
Balance at March 31, 2022	—	$—	73,906	$1	$1,085	$3,537	$(647)	$3,976	$1	$3,977

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$658	$561
Less: Net income from discontinued operations	—	2
Net income from continuing operations	658	559
Adjustments to reconcile net income from continuing operations to net cash attributable to operating activities:
Deferred tax expense	197	111
Net gain on mortgage loans held for sale	(297)	(679)
Provision for servicing and non-servicing reserves	6	13
Fair value changes and amortization of mortgage servicing rights	(563)	(278)
Fair value changes in MSR related liabilities	99	31
Depreciation and amortization for property and equipment and intangible assets	11	15
Gain on disposition of assets	(223)	—
Other operating activities	21	20
Repurchases of forward loan assets out of Ginnie Mae securitizations	(2,249)	(2,255)
Mortgage loans originated and purchased for sale, net of fees	(11,598)	(25,214)
Sales proceeds and loan payment proceeds for mortgage loans held for sale	14,727	27,048
Changes in assets and liabilities:
Advances and other receivables	169	71
Other assets	(99)	106
Payables and other liabilities	67	194
Net cash attributable to operating activities - continuing operations	926	(258)
Net cash attributable to operating activities - discontinued operations	—	182
Net cash attributable to operating activities	926	(76)

Investing Activities
Property and equipment additions, net of disposals	(3)	(14)
Purchase of mortgage servicing rights	(965)	(69)
Proceeds on sale of mortgage servicing rights	4	—
Other investing activities	—	1
Net cash attributable to investing activities - continuing operations	(964)	(82)
Net cash attributable to investing activities - discontinued operations	—	—
Net cash attributable to investing activities	(964)	(82)

Financing Activities
(Decrease) increase in advance and warehouse facilities	(204)	608
Settlements and repayments of excess spread financing	(32)	(41)
Repurchase of common stock	(35)	(148)
Other financing activities	(23)	(22)
Net cash attributable to financing activities - continuing operations	(294)	397
Net cash attributable to financing activities - discontinued operations	—	(217)
Net cash attributable to financing activities	(294)	180
Net (decrease) increase in cash, cash equivalents, and restricted cash	(332)	22
Cash, cash equivalents, and restricted cash - beginning of period	1,041	913
Cash, cash equivalents, and restricted cash - end of period(1)	$709	$935

Supplemental Disclosures of Non-cash Investing Activities
Equity consideration received from disposition of assets	$250	$—
Purchase of mortgage servicing rights	$64	$—

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$579	$674
Restricted cash	130	176
Restricted cash within assets of discontinued operations	—	85
Total cash, cash equivalents, and restricted cash	$709	$935
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

Basis of Presentation
The interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2021.

The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of the interim periods have been included. Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

Share-based compensation for restricted stock units granted to employees of the Company, consultants, and non-employee directors is based on the fair market value of the Company’s common stock on the grant date and recognized as an expense over the requisite employee service period on a straight-line basis using an accelerated attribution model. Shares for these awards are issued to employees from treasury stock.

Basis of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, other entities in which the Company has a controlling financial interest and those variable interest entities (“VIE”) where the Company’s wholly-owned subsidiaries are the primary beneficiaries. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date the Company ceases to be the primary beneficiary. The Company applies the equity method of accounting to investments where it is able to exercise significant influence, but not control, over the policies and procedures of the entity and owns less than 50% of the voting interests. These investments are initially measured at cost and subsequently adjusted for Company’s proportionate share of earnings and losses in the investee. Investments in certain companies over which the Company does not exert significant influence are recorded at fair value, or at cost upon election of measurement alternative, at the end of each reporting period. Intercompany balances and transactions on consolidated entities have been eliminated.

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

Reclassifications
Certain reclassifications have been made in the 2021 condensed consolidated financial statements to conform to 2022 presentation. Such reclassifications did not affect total revenues or net income.

Recent Accounting Guidance Adopted
The Company did not adopt any accounting guidance during the three months ended March 31, 2022 that had a material impact on its condensed consolidated financial statements or disclosures.

2. Dispositions

Sale of Mortgage Servicing Platform
On March 31, 2022, the Company completed the sale of certain assets and liabilities of its servicing and subservicing technology platform for performing and non-performing mortgage loans (the “Mortgage Servicing Platform”) to Sagent M&C, LLC (“Sagent”), in exchange for Class A-1 Common Units equal to 19.9% ownership of Sagent, and the sale of certain tangible personal property of the Company used in the conduct of the Mortgage Servicing Platform in exchange for $9.9 in cash, for total consideration of $260 (the “Sagent Transaction”). In connection with the Sagent Transaction, the Company recorded a gain of $223, which was included in other income, net within the condensed consolidated statements of operations, and recorded $4 transaction costs during the three months ended March 31, 2022. The net carrying amount of assets and liabilities associated with the Sagent Transaction was $31 and reported under Corporate/Other.

The Company accounted for the equity interest under the equity method of accounting, as the Company has the ability to exercise significant influence over Sagent’s operating and financial decisions but does not own a majority equity interest or otherwise control the respective entity. Under the equity method of accounting, the investment is initially stated at cost and subsequently adjusted for additional investments and the Company’s proportionate share of Sagent’s earnings or losses and distributions. The initial cost of the equity interest recorded was $250, which represented the fair value as of March 31, 2022.

Sale of Reverse Servicing Portfolio
On December 1, 2021, the Company completed the sale of its reverse servicing portfolio, operating under Champion Mortgage brand (“Champion”), to Mortgage Assets Management, LLC and its affiliates (“MAM”) for total consideration of $1,640. Upon close of the transaction, MAM assumed Champion’s reverse portfolio and related operations. The Company recorded no transaction costs during the three months ended March 31, 2022 and 2021. The carrying amounts of assets and liabilities associated with the reverse servicing operation were reported under the Servicing segment. The sale of business represents a strategic shift in the Company’s operations. Therefore, the sale of the reverse servicing portfolio qualifies for reporting as discontinued operations, and the related results of operations are reported as discontinued operations in the condensed consolidated statements of operations for prior periods presented.

As part of the transaction, the Company entered into a transitional servicing agreement with MAM, under which the Company was compensated for continuing to subservice the reverse loans through the date that the loans are transferred out of Company’s servicing system. The transfer of the loans out of the Company’s servicing system was completed on April 1, 2022. In addition, the Company retained certain loans related to the reverse servicing portfolio, primarily related to previously liquidated loans. As of March 31, 2022, the retained total assets and total liabilities were $48 and $39, respectively. As of December 31, 2021, the retained total assets and total liabilities were $55 and $39, respectively. The retained assets and liabilities are included in other assets, and payables and other liabilities, respectively, on the condensed consolidated balance sheets.

The following table sets forth the condensed consolidated statements of operations data for discontinued operations for the three months ended March 31, 2021:

Revenue - service related, net	$8
Salaries, wages and benefits expense	(8)
General and administrative expense	(7)
Interest income	43
Interest expense	(33)
Income from discontinued operations before income tax expense	3
Less: Income tax expense	1
Net income from discontinued operations	$2

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities. In estimating the fair value of all mortgage servicing rights and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	March 31, 2022	December 31, 2021
MSRs - fair value	$6,006	$4,223

Excess spread financing - fair value	$815	$768
Mortgage servicing rights financing - fair value	30	10
MSR related liabilities - nonrecourse at fair value	$845	$778

Mortgage Servicing Rights
The following table sets forth the activities of MSRs:

	Three Months Ended March 31,
MSRs - Fair Value	2022	2021
Fair value - beginning of period	$4,223	$2,703
Additions:
Servicing retained from mortgage loans sold	200	288
Purchases of servicing rights	1,015	67
Dispositions:
Sales of servicing assets	(4)	(2)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	798	521
Changes in valuation due to amortization	(235)	(243)
Other changes	9	20
Fair value - end of period	$6,006	$3,354

During the three months ended March 31, 2022 and 2021, the Company sold $361 and $50 in unpaid principal balance (“UPB”) of MSRs, of which $342 and none were retained by the Company as subservicer, respectively.

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

The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	March 31, 2022		December 31, 2021
MSRs - UPB and Fair Value Breakdown	UPB	Fair Value	UPB	Fair Value
Investor Pools
Agency	$377,225	$5,635	$302,851	$3,859
Non-agency	34,615	371	36,357	364
Total	$411,840	$6,006	$339,208	$4,223

Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Discount Rate		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2022
Mortgage servicing rights	$(207)	$(399)	$(134)	$(259)	$(56)	$(113)

December 31, 2021
Mortgage servicing rights	$(141)	$(272)	$(148)	$(286)	$(46)	$(93)

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

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $815 and $768 as of March 31, 2022 and December 31, 2021, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2022
Excess spread financing	$31	$64	$23	$47

December 31, 2021
Excess spread financing	$26	$54	$28	$58

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $30 and $10 as of March 31, 2022 and December 31, 2021, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Servicing Segment Revenues
The following table sets forth the items comprising total revenues for the Servicing segment:

	Three Months Ended March 31,
Total Revenues - Servicing	2022	2021
Contractually specified servicing fees(1)	$327	$276
Other service-related income(1)	48	145
Incentive and modification income(1)	9	14
Late fees(1)	19	18
Mark-to-market adjustments(2)	553	365
Amortization, net of accretion(3)	(202)	(167)
Other(4)	(38)	(83)
Total revenues - Servicing	$716	$568

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues.
(2)Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $6 and $12 for the three months ended March 31, 2022 and 2021.
(3)Amortization is net of excess spread accretion of $33 and $76 during the three months ended March 31, 2022 and 2021, respectively.
(4)Other represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements, portfolio runoff and the payments made associated with MSR financing arrangements.

4. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	March 31, 2022	December 31, 2021
Servicing advances, net of $16 and $19 purchase discount, respectively	$1,075	$1,263
Receivables from agencies, investors and prior servicers, net of $8 and $12 purchase discount, respectively	121	132
Reserves	(152)	(167)
Total advances and other receivables, net	$1,044	$1,228

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended March 31,
Reserves for Advances and Other Receivables	2022	2021
Balance - beginning of period	$167	$208
Provision and other additions(1)	16	15
Write-offs	(31)	(17)
Balance - end of period	$152	$206

(1)The Company recorded a provision of $6 and $12 through the MTM adjustments in revenues - service related, net, in the condensed consolidated statements of operations during the three months ended March 31, 2022 and 2021, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended March 31,
	2022		2021
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$19	$12	$72	$21
Utilization of purchase discounts	(3)	(4)	(9)	(1)
Balance - end of period	$16	$8	$63	$20

Credit Loss for Advances and Other Receivables
During the three months ended March 31, 2022 and 2021, the Company increased the current expected credit loss (“CECL”) reserve by $4 and $1, respectively. In addition, the Company wrote off $5 of the CECL reserve during the three months ended March 31, 2022. As of March 31, 2022, the total CECL reserve was $30, of which $22 and $8 were recorded in reserves and purchase discount for advances and other receivables, respectively. As of March 31, 2021, the total CECL reserve was $39, of which $22 and $17 were recorded in reserves and purchase discount for advances and other receivables, respectively.

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

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	March 31, 2022	December 31, 2021
Mortgage loans held for sale – UPB	$3,607	$4,257
Mark-to-market adjustment(1)	(14)	124
Total mortgage loans held for sale	$3,593	$4,381

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Three Months Ended March 31,
Mortgage Loans Held for Sale	2022	2021
Balance - beginning of period	$4,381	$5,720
Loans sold	(14,527)	(26,734)
Mortgage loans originated and purchased, net of fees	11,598	25,214
Repurchase of loans out of Ginnie Mae securitizations	2,249	2,255
Net change in unrealized loss on retained loans held for sale	(109)	(105)
Net transfers of mortgage loans held for sale(1)	1	1
Balance - end of period	$3,593	$6,351

(1)Amount reflects transfers to other assets for loans transitioning into REO status and transfers to advances and other receivables, net, for claims made on certain government insurance mortgage loans. Transfers out are net of transfers in upon receipt of proceeds from an REO sale or claim filing.

During the three months ended March 31, 2022 and 2021, the Company received proceeds of $14,727 and $27,048, respectively, on the sale of mortgage loans held for sale, resulting in gains of $200 and $314, respectively.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	March 31, 2022		December 31, 2021
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$230	$224	$104	$94

(1)Non-accrual UPB includes $221 and $94 of UPB related to Ginnie Mae repurchased loans as of March 31, 2022 and December 31, 2021, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $37 and $16 as of March 31, 2022 and December 31, 2021, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $1,175 and $1,496 as of March 31, 2022 and December 31, 2021, respectively, which are included in both other assets and payables and other liabilities in the condensed consolidated balance sheets. Loans subject to repurchase from Ginnie Mae as of March 31, 2022 and December 31, 2021 include $1,003 and $1,301 loans in forbearance related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), respectively, whereby no payments have been received from borrowers for greater than 90 days.

7. Goodwill and Intangible Assets

The Company had goodwill of $120 as of March 31, 2022 and December 31, 2021, and intangible assets of $13 and $14 as of March 31, 2022 and December 31, 2021, respectively. Goodwill and intangible assets are included in other assets within the condensed consolidated balance sheets.

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

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments:

		March 31, 2022		Three Months Ended March 31, 2022
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2022	$543	$1	$(24)
Derivative financial instruments
IRLCs	2022	3,122	72	(62)
LPCs	2022	203	2	(1)
Forward MBS trades	2022	4,653	79	72
Total derivative financial instruments - assets		$7,978	$153	$9
Liabilities
Derivative financial instruments
IRLCs	2022	$551	$5	$5
LPCs	2022	658	8	6
Forward MBS trades	2022	695	6	(2)
Swap futures	2022	1,097	49	43
Total derivative financial instruments - liabilities		$3,001	$68	$52

		March 31, 2021		Three Months Ended March 31, 2021
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2021	$2,341	$42	$(60)
Derivative financial instruments
IRLCs	2021	8,950	232	(182)
LPCs	2021	1,165	8	(30)
Forward MBS trades	2021	22,566	286	249
Total derivative financial instruments - assets		$32,681	$526	$37
Liabilities
Derivative financial instruments
IRLCs	2021	$240	$1	$1
LPCs	2021	3,974	38	37
Forward MBS trades	2021	6,341	76	(80)
Swap futures	2021	60	1	1
Total derivative financial instruments - liabilities		$10,615	$116	$(41)

As of March 31, 2022, the Company held $80 and $108 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2021, the Company held $27 in collateral deposits on derivative instruments. Collateral deposits and collateral obligations are recorded in other assets and payable and other liabilities, respectively, in the Company’s condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

9. Indebtedness

Advance and Warehouse Facilities

				March 31, 2022		December 31, 2021
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$400 advance facility(1)	August 2023	Servicing advance receivables	$400	$219	$312	$234	$318
$350 advance facility	October 2022	Servicing advance receivables	350	156	189	160	197
$350 advance facility	January 2023	Servicing advance receivables	350	158	186	162	190
$75 advance facility	December 2022	Servicing advance receivables	75	53	79	58	89
Advance facilities principal amount				586	766	614	794

Warehouse Facilities
$4,000 warehouse facility	February 2023	Mortgage loans or MBS	4,000	987	1,118	1,224	1,341
$2,500 warehouse facility	October 2022	Mortgage loans or MBS	2,500	746	772	991	1,024
$1,600 warehouse facility(2)	September 2023	Mortgage loans or MBS	1,600	148	161	409	425
$1,500 warehouse facility	June 2022	Mortgage loans or MBS	1,500	349	352	356	345
$750 warehouse facility	October 2022	Mortgage loans or MBS	750	256	272	256	270
$550 warehouse facility	August 2022	Mortgage loans or MBS	550	48	49	87	89
$500 warehouse facility	June 2023	Mortgage loans or MBS	500	216	224	188	194
$500 warehouse facility	September 2022	Mortgage loans or MBS	500	284	293	419	430
$500 warehouse facility	June 2022	Mortgage loans or MBS	500	137	163	39	39
$500 warehouse facility	August 2023	Mortgage loans or MBS	500	178	184	38	39
$325 warehouse facility	December 2022	Mortgage loans or MBS	325	38	38	67	67
$250 warehouse facility(3)	May 2022	Mortgage loans or MBS	250	1	2	5	6
$200 warehouse facility	June 2022	Mortgage loans or MBS	200	31	39	46	58
$30 warehouse facility(4)	January 2022	Mortgage loans or MBS	30	—	—	—	—
Warehouse facilities principal amount				3,419	3,667	4,125	4,327

MSR Facilities
$800 warehouse facility(1)(5)	August 2023	MSR	800	260	1,345	260	1,107
$400 warehouse facility	August 2022	MSR	400	300	1,246	—	838
$400 warehouse facility(2)	September 2023	MSR	400	215	1,114	—	745
$50 warehouse facility	November 2023	MSR	50	25	84	10	124
MSR facilities principal amount				800	3,789	270	2,814

Advance, warehouse and MSR facilities principal amount				4,805	$8,222	5,009	$7,935
Unamortized debt issuance costs				(10)		(12)
Advance and warehouse facilities, net				$4,795		$4,997

(1)Total capacity for this facility is $1,200, of which $400 is internally allocated for advance financing and $800 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations, in comparison to $1,200, $940, and $260 respectively in 2021.
(2)The capacity amount for this facility is $2,000, of which $400 is a sublimit for MSR financing.
(3)The capacity amount for this warehouse facility decreased from $600 to $250 in 2022.
(4)This facility was terminated in January 2022.
(5)The capacity amount for this warehouse facility increased from $260 to $800 in 2022.

The weighted average interest rate for advance facilities was 2.4% and 3.0% for three months ended March 31, 2022 and 2021, respectively. The weighted average interest rate for warehouse and MSR facilities was 2.1% and 2.2% for three months ended March 31, 2022 and 2021, respectively.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	March 31, 2022	December 31, 2021
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	$850	$850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
Unsecured senior notes principal amount	2,700	2,700
Unamortized debt issuance costs	(30)	(30)
Unsecured senior notes, net	$2,670	$2,670

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the three months ended March 31, 2022 and 2021.

As of March 31, 2022, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2022 through 2026	$—
Thereafter	2,700
Total unsecured senior notes principal amount	$2,700

Interest Expense
Interest expense primarily includes interest incurred on advance and warehouse facilities, unsecured senior notes, excess spread financing and compensating bank balances, as well as bank fees. The Company incurred interest expense related to advance and warehouse facilities, unsecured senior notes and excess spread financing of $86 and $93 for the three months ended March 31, 2022 and 2021, respectively.

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of March 31, 2022.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	March 31, 2022	December 31, 2021
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$47	$50
Advances and other receivables, net	375	387
Total assets	$422	$437

Liabilities
Advance facilities, net(1)	$314	$322
Payables and other liabilities	—	1
Total liabilities	$314	$323

(1)Refer to advance facilities in Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	March 31, 2022	December 31, 2021
Total collateral balances - UPB	$1,074	$1,122
Total certificate balances	$1,061	$1,112

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2022 and December 31, 2021. Therefore, it does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	March 31, 2022	December 31, 2021
Unconsolidated securitization trusts	$134	$138

11. Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares. In 2021, the Company repurchased a total of 14,773 thousand shares of its common stock from affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), a related party of the Company. In addition, in August 2021, the Company repurchased 1,000 thousand shares of its preferred stock from affiliates of KKR. After giving effect to these transactions, KKR no longer held any equity interests in the Company.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Three Months Ended March 31,
Computation of Earnings Per Share	2022	2021
Net income from continuing operations	$658	$559
Less: Undistributed earnings from continuing operations attributable to participating stockholders	—	5
Net income from continuing operations attributable to Mr. Cooper common stockholders	$658	$554

Net income from discontinued operations	$—	$2
Less: Undistributed earnings from discontinued operations attributable to participating stockholders	—	—
Net income from discontinued operations attributable to Mr. Cooper common stockholders	$—	$2

Net income	$658	$561
Less: Undistributed earnings attributable to participating stockholders	—	5
Net income attributable to common stockholders	$658	$556

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$8.91	$6.20
Diluted	$8.59	$5.90

Earnings from discontinued operations per common share attributable to Mr. Cooper:
Basic	$—	$0.02
Diluted	$—	$0.02

Earnings per common share attributable to Mr. Cooper:
Basic	$8.91	$6.22
Diluted	$8.59	$5.92

Weighted average shares of common stock outstanding (in thousands):
Basic	73,864	89,458
Dilutive effect of stock awards	2,704	3,590
Dilutive effect of participating securities	—	839
Diluted	76,568	93,887

12. Income Taxes

For the three months ended March 31, 2022, the effective tax rate for continuing operations was 24.0%, which differed from the statutory federal rate of 21% primarily due to state income taxes and permanent differences including nondeductible executive compensation. The effective tax rate increased during the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the impact of quarterly discrete tax items relative to the income before taxes for the respective period, including the excess tax benefit from stock-based compensation and prior period tax credits.

For the three months ended March 31, 2021, the effective tax rate for continuing operations was 22.8% which differed from the statutory federal rate of 21% primarily due to state income taxes, as well as unfavorable permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m).

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

There have been no significant changes to the valuation techniques and inputs used by the Company in estimating fair values of Level 2 and Level 3 assets and liabilities as disclosed in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2021.

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$3,593	$—	$3,593	$—
Mortgage servicing rights	6,006	—	—	6,006
Equity securities	62	8	—	54
Derivative financial instruments
IRLCs	72	—	—	72
LPCs	2	—	—	2
Forward MBS trades	79	—	79	—

Liabilities
Derivative financial instruments
IRLCs	5	—	—	5
LPCs	8	—	—	8
Forward MBS trades	6	—	6	—
Swap futures	49	—	49	—
Mortgage servicing rights financing	30	—	—	30
Excess spread financing	815	—	—	815

	December 31, 2021
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$4,381	$—	$4,381	$—
Mortgage servicing rights	4,223	—	—	4,223
Equity securities	63	9	—	54
Derivative financial instruments
IRLCs	134	—	—	134
Forward MBS trades	7	—	7	—
LPCs	3	—	—	3

Liabilities
Derivative financial instruments
Forward MBS trades	8	—	8	—
LPCs	2	—	—	2
Swap futures	6	—	6	—
Mortgage servicing rights financing	10	—	—	10
Excess spread financing	768	—	—	768

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2022
	Assets			Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Equity securities	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$4,223	$54	$134	$768	$10
Changes in fair value included in earnings	563	—	(62)	79	20
Purchases	1,015	—	—	—	—
Issuances	200	—	—	—	—
Sales	(4)	—	—	—	—
Settlements and repayments	—	—	—	(32)	—
Other changes	9	—	—	—	—
Balance - end of period	$6,006	$54	$72	$815	$30

	Three Months Ended March 31, 2021
	Assets		Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$2,703	$414	$934	$33
Changes in fair value included in earnings	278	(182)	41	(10)
Purchases	67	—	—	—
Issuances	288	—	—	—
Sales	(2)	—	—	—
Settlements and repayments	—	—	(41)	—
Other changes	20	—	—	—
Balance - end of period	$3,354	$232	$934	$23

The Company had LPCs assets and liabilities of $2 and $8 as of March 31, 2022, respectively. During the three months ended March 31, 2022, the Company had an immaterial change in LPCs assets and liabilities. The Company had LPCs assets and liabilities of $8 and $38 as of March 31, 2021, respectively. During the three months ended March 31, 2021, LPCs assets decreased by $30 and LPCs liabilities increased by $37 due to fair value changes, which are included in earnings. The Company had IRLCs liabilities of $5 and $1 as of March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company had an immaterial change in IRLCs liabilities. No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the three months ended March 31, 2022 and 2021.

The tables below present the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	March 31, 2022			December 31, 2021
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSR
Discount rate	9.5%	13.7%	10.7%	9.5%	13.7%	10.9%
Prepayment speed	7.2%	14.8%	8.9%	11.7%	16.4%	13.0%
Cost to service per loan(1)	$57	$128	$74	$59	$168	$77
Average life(2)			7.4 years			5.8 years

IRLCs
Value of servicing (basis points per loan)	(0.4)	2.6	1.9	(0.7)	2.4	1.4

Excess spread financing
Discount rate	9.5%	13.8%	11.2%	9.5%	13.8%	11.2%
Prepayment speed	9.1%	15.1%	10.4%	12.8%	15.2%	13.4%
Average life(2)			6.4 years			5.4 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	4.6%	8.6%	6.9%	4.5%	7.9%	6.5%
Annual advance recovery rates	18.9%	26.4%	20.7%	19.2%	23.0%	21.3%

(1)Presented in whole dollar amounts.
(2)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	March 31, 2022
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$579	$579	$—	$—
Restricted cash	130	130	—	—
Advances and other receivables, net	1,044	—	—	1,044
Loans subject to repurchase from Ginnie Mae	1,175	—	1,175	—
Financial liabilities
Unsecured senior notes, net	2,670	2,605	—	—
Advance and warehouse facilities, net	4,795	—	4,805	—
Liability for loans subject to repurchase from Ginnie Mae	1,175	—	1,175	—

	December 31, 2021
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$895	$895	$—	$—
Restricted cash	146	146	—	—
Advances and other receivables, net	1,228	—	—	1,228
Loans subject to repurchase from Ginnie Mae	1,496	—	1,496	—
Financial liabilities
Unsecured senior notes, net	2,670	2,737	—	—
Advance and warehouse facilities, net	4,997	—	5,009	—
Liability for loans subject to repurchase from Ginnie Mae	1,496	—	1,496	—

14. Capital Requirements

Certain of the Company’s secondary market investors require minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of March 31, 2022, the Company was in compliance with its selling and servicing capital requirements.

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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company include legal settlements and the fees paid to external legal service providers and are included in general and administrative expenses on the condensed consolidated statements of operations. During the three months ended March 31, 2022 and 2021, the Company recorded $2 of legal-related recoveries, net of legal-related expenses, and $13 of legal-related expense, respectively.

For matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. Management currently believes the aggregate range of reasonably possible loss is $10 to $18 in excess of the accrued liability (if any) related to those matters as of March 31, 2022. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of March 31, 2022, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

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

In the third quarter of 2021, the Company updated its presentation of segments to align with a change in the reporting package provided to the Chief Operating Decision Maker. In 2021, the Company sold its Title business, Valuations business and Field Services business. The Title, Valuations and Field Services businesses were previously reported under the Xome segment. With the sale of the majority of Xome’s operations and the related changes to business structure and internal reporting, the Xome segment is no longer considered a reportable segment. Accordingly, beginning in the third quarter of 2021, the Company began reporting Xome’s financial results within Corporate/Other. Prior year financial information has been adjusted retrospectively to reflect the updated presentation.

On December 1, 2021, the Company completed the sale of its reverse servicing portfolio, operating under the Champion Mortgage brand, to MAM and its affiliates. The reverse servicing operation was previously reported in the Company’s Servicing segment. The reverse servicing operation is presented as discontinued operations in Company’s condensed financial statements for all periods presented and, as such, is not included in the continuing operations of the Servicing segment.

On March 31, 2022, the Company completed the sale of its Mortgage Servicing Platform to Sagent and recorded a gain of $223, which was included in other income, net within the condensed statements of operations and reported under Corporate/Other. Refer to Note 2, Dispositions for further details.

The following tables present financial information by segment:

	Three Months Ended March 31, 2022
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$701	$42	$12	$755
Net gain on mortgage loans held for sale	15	282	—	297
Total revenues	716	324	12	1,052
Total expenses	123	174	41	338
Interest income	19	17	—	36
Interest expense	(54)	(12)	(40)	(106)
Other income, net	—	—	222	222
Total other (expenses) income, net	(35)	5	182	152
Income from continuing operations before income tax expense	$558	$155	$153	$866
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$5	$4	$2	$11
Total assets	$9,825	$2,666	$1,999	$14,490

	Three Months Ended March 31, 2021
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$441	$43	$96	$580
Net gain on mortgage loans held for sale	127	552	—	679
Total revenues	568	595	96	1,259
Total expenses	110	231	113	454
Interest income	23	23	—	46
Interest expense	(71)	(25)	(30)	(126)
Total other expenses, net	(48)	(2)	(30)	(80)
Income (loss) from continuing operations before income tax expense (benefit)	$410	$362	$(47)	$725
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$5	$4	$6	$15
Total assets	$16,696	$5,559	$2,458	$24,713

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

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements, or our objectives and plans will be achieved. Please refer to Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021 for further information on these and other risk factors affecting us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion contains, in addition to the historical information, forward-looking statements that include risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated by such statements.

Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

We have provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, at the end of the MD&A section.

Overview

We are a leading servicer and originator of residential mortgage loans. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $796 billion as of March 31, 2022. We believe this track record reflects our strong operating capabilities, which include a low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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
•Reinvent the customer experience by acting as the customer’s advocate and by harnessing technology to deliver digital solutions that are personalized and friction-less;
•Sustain the talent of our people and the culture of our organization; and
•Maintain strong relationships with agencies, investors, regulators, and other counterparties and a strong reputation for compliance and customer service.

Impact of the COVID-19 Pandemic

We implemented the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which makes available forbearance plans for up to eighteen months for borrowers under government and government agency mortgage programs, which we extended to borrowers in our private label mortgage servicing portfolio. As of March 31, 2022, approximately 1.2% of our customers were on a forbearance plan, down from a peak of 7.2% in July 2020. More customers are now exiting forbearance than are entering. We include loans in forbearance related to the CARES Act, whereby no payments have been received from borrowers for greater than 90 days, in loans subject to repurchase rights from Ginnie Mae in other assets and payables and other liabilities on a gross basis. The balance decreased to $1,003 as of March 31, 2022 from $1,301 as of December 31, 2021. See liquidity discussion related to the COVID-19 pandemic in Liquidity and Capital Resources section in MD&A.

Anticipated Trends

In the first quarter of 2022, our servicing portfolio continued to grow due to strong execution across all channels, primarily through MSR acquisitions and subservicing. We expect to see continued portfolio growth in 2022, at a measured pace of acquisition for the remainder of the year. We completed servicing acquisitions of $81 billion in UPB in the first quarter of 2022. In addition, we expect the servicing segment to benefit from rising interest rates, including lower amortization expense and increased interest income, partially offset by increased interest expense.

Our Originations segment produced declining funding volumes as interest rates increased, with a channel mix shifting to direct-to-consumer in the first quarter of 2022. Although the direct-to-consumer channel continues to generate strong margins, we expect origination profit margins to compress quarter-over-quarter in the second quarter of 2022 and overall expect our margins to gradually decline towards the historical average as a result of continued pricing pressure and lower funding volumes.

In 2022, the inflation rate has continued to increase. Inflationary pressures may limit a borrower’s disposable income, which can decrease customers’ ability to enter mortgage transactions. Inflationary pressures, along with supply chain disruptions, may also increase our operation costs. However, we believe changes in interest rates historically have a greater impact on our financial results than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or extent as the inflation rate.

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended March 31,
	2022	2021	Change
Revenues - operational(1)	$499	$894	$(395)
Revenues - mark-to-market	553	365	188
Total revenues	1,052	1,259	(207)
Total expenses	338	454	(116)
Total other income (expenses), net	152	(80)	232
Income from continuing operations before income tax expense	866	725	141
Less: Income tax expense	208	166	42
Net income from continuing operations	$658	$559	$99

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

During the three months ended March 31, 2022, income from continuing operations before income tax expense increased to $866 from $725 in 2021. The increase was primarily driven by an increase in total other income (expenses), net and favorable mark-to-market adjustments. Total other income (expenses), net increased primarily due to completion of the Sagent Transaction, which resulted in a $223 gain in 2022. Meanwhile, the increase in favorable mark-to-market adjustments from our Servicing segment was offset by a decrease in revenues from our Originations segment due to lower origination volumes, both primarily driven by higher mortgage rates in 2022. See further discussions in Note 2, Dispositions, in the Notes to the Condensed Consolidated Financial Statements and the Segment Results section of the MD&A.

The effective tax rate for continuing operations during the three months ended March 31, 2022 was 24.0% as compared to 22.8% in 2021. The change in effective tax rate is primarily attributable to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from stock-based compensation and prior period tax credits.

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

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended March 31,
	2022		2021		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$365	19	$370	24	$(5)	(5)
Amortization, net of accretion	(202)	(11)	(167)	(11)	(35)	—
Mark-to-market	553	30	365	24	188	6
Total revenues	716	38	568	37	148	1
Expenses
Salaries, wages and benefits	75	4	66	4	9	—
General and administrative
Servicing support fees	11	1	21	2	(10)	(1)
Corporate and other general and administrative expenses	26	1	30	2	(4)	(1)
Foreclosure and other liquidation related expenses (recoveries), net	6	—	(12)	(1)	18	1
Depreciation and amortization	5	—	5	—	—	—
Total general and administrative expenses	48	2	44	3	4	(1)
Total expenses	123	6	110	7	13	(1)
Other income (expense)
Other interest income	19	1	23	1	(4)	—
Advance interest expense	(6)	—	(9)	(1)	3	1
Other interest expense	(48)	(3)	(62)	(3)	14	—
Interest expense	(54)	(3)	(71)	(4)	17	1
Total other expenses, net	(35)	(2)	(48)	(3)	13	1
Income before income tax expense	$558	30	$410	27	$148	3

Weighted average cost - advance facilities	2.4%		3.0%		(0.6)%
Weighted average cost - excess spread financing	9.0%		9.0%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 4. Servicing - Revenues

	Three Months Ended March 31,
	2022		2021		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$272	15	$224	15	$48	—
Modification fees(2)	5	—	6	—	(1)	—
Incentive fees(2)	—	—	1	—	(1)	—
Late payment fees(2)	15	1	15	1	—	—
Other ancillary revenues(2)	42	2	142	9	(100)	(7)
Total MSR operational revenue	334	18	388	25	(54)	(7)
Base subservicing fees and other subservicing revenue(2)	69	3	65	4	4	(1)
Total servicing fee revenue	403	21	453	29	(50)	(8)
MSR financing liability costs	(5)	—	(7)	—	2	—
Excess spread payments and portfolio runoff	(33)	(2)	(76)	(5)	43	3
Total operational revenue	365	19	370	24	(5)	(5)
Amortization, Net of Accretion
MSR amortization	(235)	(13)	(243)	(16)	8	3
Excess spread accretion	33	2	76	5	(43)	(3)
Total amortization, net of accretion	(202)	(11)	(167)	(11)	(35)	—
Mark-to-Market Adjustments
MSR MTM	798	43	521	34	277	9
MTM Adjustments(3)	(146)	(8)	(125)	(8)	(21)	—
Excess spread / financing MTM	(99)	(5)	(31)	(2)	(68)	(3)
Total MTM adjustments	553	30	365	24	188	6
Total revenues - Servicing	$716	38	$568	37	$148	1

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues. In addition, other subservicing revenue for the three months ended March 31, 2022 includes revenue related to an interim subserviced portfolio that transferred on April 1, 2022. See further discussions in Note 2, Dispositions, in the Notes to the Condensed Consolidated Financial Statements.
(3)MTM Adjustments includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $6 and $12 during the three months ended March 31, 2022 and 2021, respectively. In addition, MTM Adjustments included a negative $140 and $113 impact from MSR hedging activities during the three months ended March 31, 2022 and 2021, respectively.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Other ancillary revenue decreased during the three months ended March 31, 2022 as compared to 2021 primarily due to a decrease from early-buyout revenues associated with loans bought out of GNMA securitization, modified and redelivered following GNMA guidelines driven by a decrease in mortgage loans remaining in forbearance program in 2022, partially offset by an increase in base servicing fees primarily due to a greater servicing UPB portfolio in 2022.

MSR amortization decreased during the three months ended March 31, 2022 as compared to 2021, primarily due to lower prepayments driven by higher mortgage rates in 2022, partially offset by a higher average MSR UPB.

MSR MTM increased and excess spread and financing MTM decreased during the three months ended March 31, 2022 compared to 2021, primarily due to an increase in mortgage rates in 2022 compared to 2021.

Subservicing - There were no material changes for Subservicing fees during the three months ended March 31, 2022 as compared to 2021.

Servicing Segment Expenses
Total expenses increased during the three months ended March 31, 2022 as compared to 2021, primarily driven by a change in foreclosure and other liquidation related expenses (recoveries), net. We had foreclosure and other liquidation related recoveries, net in 2021 due to the release of loss reserves on servicing advances as a result of loan modification programs related to COVID-19 pandemic compared to foreclosure and other liquidation related expenses, net in 2022, partially offset by lower servicing support fees.

Servicing Segment Other Income (Expenses), net
Total other expenses, net decreased during the three months ended March 31, 2022 as compared to 2021, primarily due to a decrease in other interest expense due to lower compensating interest expense and bank fees.

Table 5. Servicing Portfolio - Unpaid Principal Balances (1)

					Three Months Ended March 31,
					2022	2021
Average UPB
MSRs					$356,092	$281,519
Subservicing and other(2)					393,120	335,230
Total average UPB					$749,212	$616,749

	March 31, 2022			March 31, 2021
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs
Agency	$377,225	$5,635	149	$234,589	$2,965	126
Non-agency	34,615	371	107	41,439	389	94
Total MSRs	411,840	6,006	146	276,028	3,354	122

Subservicing and other(2)
Agency	372,080	N/A		338,064	N/A
Non-agency	11,879	N/A		14,417	N/A
Total subservicing and other	383,959	N/A		352,481	N/A

Total ending balance	$795,799	$6,006		$628,509	$3,354

MSRs UPB Encumbrance					March 31, 2022	March 31, 2021
MSRs - unencumbered					$291,167	$121,311
MSRs - encumbered(3)					120,673	154,717
MSRs UPB					$411,840	$276,028

(1)The March 31, 2022 UPB excludes retained reverse mortgage UPB of an interim subserviced portfolio of $4 billion that transferred on April 1, 2022, and a retained portfolio with carrying amount of $53. See further discussion in Note 2, Dispositions, to the Notes to the Condensed Consolidated Financial Statements.
(2)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(3)The encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

The following tables provide a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$339,208	$370,520	$709,728	$271,189	$336,513	$607,702
Additions:
Originations	10,610	—	10,610	23,623	1,504	25,127
Acquisitions / Increase in subservicing(1)	79,386	36,471	115,857	4,647	53,318	57,965
Deductions:
Dispositions	(19)	(4,988)	(5,007)	(50)	(1,130)	(1,180)
Principal reductions and other	(3,567)	(3,368)	(6,935)	(2,702)	(3,231)	(5,933)
Voluntary reductions(2)	(13,606)	(14,656)	(28,262)	(20,474)	(34,455)	(54,929)
Involuntary reductions(3)	(105)	(20)	(125)	(133)	(38)	(171)
Net changes in loans serviced by others	(67)	—	(67)	(72)	—	(72)
Balance - end of period	$411,840	$383,959	$795,799	$276,028	$352,481	$628,509

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the three months ended March 31, 2022, our MSR UPB increased primarily due to acquisitions, partially offset by voluntary reductions. During the three months ended March 31, 2022, our subservicing and other portfolio UPB increased primarily due to portfolio growth from our subservicing clients, partially offset by voluntary reductions.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio(1)

	March 31, 2022	March 31, 2021
Loan count(2)	3,873,434	3,373,173
Average loan amount(3)	$205,452	$186,328
Average coupon - agency(4)	3.5%	4.0%
Average coupon - non-agency(4)	4.3%	4.4%
60+ delinquent (% of loans)(5)	2.5%	5.3%
90+ delinquent (% of loans)(5)	2.2%	4.9%
120+ delinquent (% of loans)(5)	2.0%	4.6%

	Three Months Ended March 31,
	2022	2021
Total prepayment speed (12-month constant prepayment rate)	14.8%	30.8%

(1)Characteristics and key performance metrics of our servicing portfolio exclude UPB, and loan counts acquired but not yet boarded and currently serviced by others.
(2)As of March 31, 2022 and 2021, loan count includes 46,444 and 154,194 loans in forbearance related to the CARES Act, respectively.
(3)Average loan amount is presented in whole dollar amounts.
(4)The weighted average coupon amounts presented in the table above are only reflective of our owned MSR portfolio that is reported at fair value.
(5)Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan. Loan delinquency includes loans in forbearance.

Delinquency is an assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. Delinquency rates have continued to decrease as the COVID-19 pandemic’s effect on the macroeconomic environment declines. We do not anticipate a significant increase in foreclosures in excess of pre-pandemic levels due to the effectiveness of the forbearance programs in place and the historically high levels of equity that borrowers have accrued which provides borrowers with additional options.

Table 8. MSRs Loan Modifications and Workout Units

	Three Months Ended March 31,
	2022	2021	Change
Modifications(1)	18,417	15,635	2,782
Workouts(2)	14,081	18,341	(4,260)
Total modifications and workout units	32,498	33,976	(1,478)

(1)Modifications consist of agency programs, including forbearance options under the CARES Act, designed to adjust the terms of the loan (e.g., reduced interest rates).
(2)Workouts consist of other loss mitigation options designed to assist borrowers and keep them in their homes, but do not adjust the terms of the loan. Workouts exclude loans which did not miss a contractual payment during forbearance related to the CARES Act.

Total modifications during the three months ended March 31, 2022 increased compared to 2021 primarily due to an increase in modifications related to loans impacted by the COVID-19 pandemic. Total workouts during the three months ended March 31, 2022 decreased compared to 2021 primarily due to a decrease in customers who were exiting forbearance plans, as there were fewer customers in forbearance.

Servicing Portfolio and Related Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Three Months Ended March 31,
	2022	2021
Fair value - beginning of period	$4,223	$2,703
Additions:
Servicing retained from mortgage loans sold	200	288
Purchases of servicing rights	1,015	67
Dispositions:
Sales of servicing assets	(4)	(2)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR fair value MTM):
Agency	776	372
Non-agency	22	149
Changes in valuation due to amortization:
Scheduled principal payments	(43)	(24)
Prepayments
Voluntary prepayments
Agency	(177)	(207)
Non-agency	(14)	(11)
Involuntary prepayments
Agency	(1)	(1)
Non-agency	—	—
Other changes(1)	9	20
Fair value - end of period	$6,006	$3,354

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of March 31, 2022 and December 31, 2021.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments varies primarily due to (i) prepayment speeds (ii) recapture rates and (iii) discount rates. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of March 31, 2022 and December 31, 2021.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended March 31,
	2022	2021
Fair value - beginning of period	$768	$934
Additions:
New financings	—	—
Deductions:
Settlements and repayments	(32)	(41)
Changes in fair value:
Agency	73	38
Non-agency	6	3
Fair value - end of period	$815	$934

Originations Segment

The strategy of our Originations segment is to originate or acquire new loans for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain our existing customers by providing them with attractive refinance options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring loans at a more attractive cost than would be the case in bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Our Originations segment is one way that we help underserved consumers access the financial markets. In the three months ended March 31, 2022, our total originations included loans for 8,728 customers with low FICOs (<660), 14,592 customers with income below the U.S. median household income, 7,312 first-time homebuyers, and 3,176 veterans. During this time period, we originated a total of 9,979 Ginnie Mae loans, which are designed for first-time homebuyers and low- and moderate-income borrowers, comprising $2.4 billion in total proceeds. Once these loans are originated, these underserved borrowers become our servicing customers.

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

The following tables set forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Three Months Ended March 31,
	2022	2021	Change
Revenues
Service related, net - Originations(1)	$42	$43	$(1)
Net gain on mortgage loans held for sale
Net gain on loans originated and sold(2)	119	278	(159)
Capitalized servicing rights(3)	163	274	(111)
Total net gain on mortgage loans held for sale	282	552	(270)
Total revenues	324	595	(271)
Expenses
Salaries, wages and benefits	121	167	(46)
General and administrative
Loan origination expenses	20	27	(7)
Corporate and other general administrative expenses	17	20	(3)
Marketing and professional service fees	12	13	(1)
Depreciation and amortization	4	4	—
Total general and administrative	53	64	(11)
Total expenses	174	231	(57)
Other income (expenses)
Interest income	17	23	(6)
Interest expense	(12)	(25)	13
Total other income (expense), net	5	(2)	7
Income before income tax expense	$155	$362	$(207)

Weighted average note rate - mortgage loans held for sale	3.4%	2.9%	0.5%
Weighted average cost of funds (excluding facility fees)	2.1%	2.2%	(0.1)%

(1)Service related revenues, net - Originations refers to fees collected from customers for originated loans and from other lenders for loans purchased through the correspondent channel, and includes loan application, underwriting and other similar fees.
(2)Net gain on loans originated and sold represents the gains and losses from the origination, purchase, and sale of loans and related derivative instruments. Gain from the origination and sale of loans are affected by the volume and margin of our originations activity and impacted by fluctuations in mortgage rates.
(3)Capitalized servicing rights represent the fair value attributed to mortgage servicing rights at the time in which they are retained in connection with the sale of loans during the period.

Table 12. Originations - Key Metrics

	Three Months Ended March 31,
	2022	2021	Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$6,746	$10,322	$(3,576)
Other locked pull through adjusted volume(1)	3,586	12,945	(9,359)
Total pull through adjusted lock volume	$10,332	$23,267	$(12,935)
Funded volume	$11,573	$25,133	$(13,560)
Volume of loans sold	$13,690	$26,311	$(12,621)
Recapture percentage(2)	37.4%	31.0%	6.4%
Refinance recapture percentage(3)	50.3%	36.5%	13.8%
Purchase as a percentage of funded volume	22.7%	12.2%	10.5%
Value of capitalized servicing on retained settlements	167 bps	128 bps	39 bps

Originations Margin
Revenue	$324	$595	$(271)
Pull through adjusted lock volume	$10,332	$23,267	$(12,935)
Revenue as a percentage of pull through adjusted lock volume(4)	3.14%	2.56%	0.58%

Expenses(5)	$169	$233	$(64)
Funded volume	$11,573	$25,133	$(13,560)
Expenses as a percentage of funded volume(6)	1.46%	0.93%	0.53%

Originations Margin	1.68%	1.63%	0.05%

(1)Pull through adjusted volume represents the expected funding from locks taken during the period.
(2)Recapture percentage includes new loan originations for both purchase and refinance transactions where borrower retention and/or property retention occur as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
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

Income before income tax expense decreased for the three months ended March 31, 2022 as compared to 2021 primarily due to a decrease in total revenues from net gain on loans originated and sold and a decrease in capitalized servicing rights. The Originations Margin for the three months ended March 31, 2022 increased as compared to 2021 primarily due to a higher ratio of revenue as a percentage of pull through adjusted lock volume driven by higher margins from a shift in channel mix from correspondent to DTC, partially offset by higher expenses as a percentage of funded volume. DTC channel mix for the three months ended March 31, 2022 was 65% compared to 44% in 2021.

Originations Segment Revenues
Total revenues decreased during the three months ended March 31, 2022 compared to 2021 primarily driven by a decline in net gain on loans originated and sold and a decrease in capitalized servicing rights. Revenues from net gain on loans originated and sold decreased in connection with lower favorable mark-to-market adjustments on loans derivatives and hedges, partially offset by a lower unfavorable mark-to-market on interest rate locks and loan commitments and fair value adjustment on loans held for sale. Additionally, the decrease in capitalized servicing rights was primarily driven by lower origination volumes, partially offset by an increase in value of capitalized servicing retained on settlements due to higher mortgage rates in 2022. There were no material changes for repurchase reserves.

Originations Segment Expenses
Total expenses during the three months ended March 31, 2022 decreased when compared to 2021 primarily due to a decline in salaries, wages and benefits expense, and loan origination expenses. Salaries, wages and benefits expense declined in 2022 primarily due to decreased headcount in the direct-to-consumer channel as a result of lower origination volumes. Loan origination expenses declined in 2022 primarily due to cost reduction initiatives and decreased origination volumes.

Originations Segment Other Income (Expenses), Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. The change in total other income (expense), net, during the three months ended March 31, 2022 as compared to 2021 was primarily due to a decrease in interest expense driven by lower funded volume.

Corporate/Other

Corporate/Other represents unallocated overhead expenses, including the costs of executive management and other corporate functions that are not directly attributable to our operating segments, and interest expense on our unsecured senior notes. In the third quarter of 2021, we began presenting the Xome financial results under Corporate/Other due to the sale of our Title, Valuation and Field Services businesses. Prior period amounts have been updated to reflect the change in segment presentation. Xome continues to operate its REO exchange business, which facilitates the sale of foreclosed properties. See Note 16, Segment Information, for further details on the change in reportable segments.

The following table set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Three Months Ended March 31,
	2022	2021	Change
Corporate/Other - Operations
Total revenues	$12	$96	$(84)
Total expenses	41	113	(72)
Interest expense	40	30	10
Other income, net	222	—	222

Key Metrics
Average exchange inventory under management	14,170	14,210	(40)

Total revenues and total expenses decreased during the three months ended March 31, 2022 as compared to 2021 primarily due to sale of our Title, Valuations and Field Services businesses in 2021.

Interest expense increased in the three months ended March 31, 2022 as compared to 2021 primarily due to the issuance of the unsecured senior notes due 2031 in the fourth quarter of 2021.

The change in other income, net, in the three months ended March 31, 2022 as compared to 2021 was primarily a result of the $223 gain recorded in the first quarter of 2022 upon completion of the Sagent Transaction.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR facilities and other facilities. We held cash and cash equivalents on hand of $579 as of March 31, 2022 compared to $895 as of December 31, 2021. During the three months ended March 31, 2022, we bought back 721 thousand shares of our outstanding common stock for a total cost of $35 as part of our stock repurchase program. We have sufficient borrowing capacity to support our operations. During the three months ended March 31, 2022, we temporarily increased borrowing on our MSR facilities by $530 to fund MSR acquisitions. As of March 31, 2022, total borrowing capacity was $16,500, of which $11,695 was unused.

The economic impact of the COVID-19 pandemic could continue to result in an increase in servicing advances and liquidity demands related to the utilization of forbearance programs offered by the CARES Act. Forbearance rates have declined since the peak during the second of quarter of 2020. As of March 31, 2022, our total advance facility capacity was $1,175, of which $589 remained unused. For more information on our advance facilities, see Note 9, Indebtedness in the Notes to the Condensed Consolidated Financial Statements.

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

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Three Months Ended March 31,
	2022	2021	Change
Net cash attributable to:
Operating activities	$926	$(76)	$1,002
Investing activities	(964)	(82)	(882)
Financing activities	(294)	180	(474)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(332)	$22	$(354)

Operating activities
Our operating activities generated cash of $926 during the three months ended March 31, 2022 compared to cash used of $76 in 2021. The change in cash attributable to operating activities was primarily related to continuing operations, driven by $880 in cash generated from originations net sale activities in 2022 compared to $421 of cash used in 2021, as a result of higher sales proceeds and loan payment proceeds from mortgage loans held for sale on lower volume of mortgage loans originated and purchased for sale, partially offset by the decrease in cash generated of $137 from working capital in 2022 compared to $371 in 2021.

Investing activities
Our investing activities used cash of $964 during the three months ended March 31, 2022 compared to cash used of $82 in 2021. The increase in cash used in investing activities was primarily related to continuing operations, driven by $965 in cash used for the purchase of mortgage servicing rights in 2022 compared to $69 of cash used in 2021.

Financing activities
Our financing activities used cash of $294 during the three months ended March 31, 2022 compared to cash generated of $180 in 2021. The change in cash attributable to financing activities was primarily related to continuing operations, driven by a net repayment of $204 in 2022 compared to net borrowing of $608 in 2021 on our advance and warehouse facilities, partially offset by cash used of $35 to repurchase outstanding shares of our common stock in 2022 compared to $148 in 2021.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. These covenants are measured at our operating subsidiary, Nationstar Mortgage LLC. As of March 31, 2022, we were in compliance with our required financial covenants.

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
▪Ginnie Mae - a net worth equal to the base of $2.5 plus 35 basis points of the issuer’s total single-family effective outstanding obligations.

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

As of March 31, 2022, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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

Table 15. Debt

	March 31, 2022	December 31, 2021
Advance facilities principal amount	$586	$614
Warehouse facilities principal amount	3,419	4,125
MSR facilities principal amount	800	270
Unsecured senior notes principal amount	2,700	2,700

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of March 31, 2022, we had a total borrowing capacity of $1,175, of which we could borrow an additional $589.

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of March 31, 2022, we had a total borrowing capacity of $15,325 for warehouse and MSR facilities, of which we could borrow an additional $11,106.

Unsecured Senior Notes
In 2021, we completed an offering of an unsecured senior note with a maturity date of 2031. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.125% to 6.000%. For more information regarding our indebtedness, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations
As of March 31, 2022, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our condensed consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our condensed consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs primarily include (i) the valuation of MSRs, (ii) the valuation of excess spread financing, and (iii) the valuation of IRLCs. For further information on our critical accounting policies and estimates, please refer to the Company’s Annual Reports on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates since December 31, 2021.

Other Matters

Recent Accounting Developments

Below lists recently issued accounting pronouncements applicable to us but not yet adopted.

Accounting Standards Update 2020-04 and 2021-01, collectively implemented as Accounting Standards Codification Topic 848 (“ASC 848”), Reference Rate Reform provide temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedge accounting and other transactions affected by the transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reasons, interest rates on our floating rate loans, obligation derivatives, and other financial instruments tied to LIBOR rates, may be affected and need renegotiation with its lenders. In January 2021, ASU 2021-01 was issued to clarify that all derivatives instruments affected by changes to the interests’ rates used for discounting, margining alignment due to reference rate reform are in scope of ASC 848. ASU 2020-04 and ASU 2021-01 were effective March 2020 and January 2021, respectively, for contract modifications, existing hedging relationships and other impacted transactions through December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. We have not elected to apply any of the amendments through March 31, 2022 and are currently assessing the impact of ASU 2020-04 and ASU 2021-01 on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the discussion included in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the types of market risks faced by us since December 31, 2021. Our market risks include the broad effects of the COVID-19 pandemic. While the pandemic’s effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, the pandemic and governmental programs created as a response to the pandemic, has affected and will continue to affect our business, financial conditions and results of operations.

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

We used March 31, 2022 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2022 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 16. Change in Fair Value

	March 31, 2022
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(198)	$177
Mortgage loans held for sale at fair value	21	(23)
Derivative financial instruments:
Interest rate lock commitments	22	(25)
Forward MBS trades	(51)	56
Total change in assets	(206)	185
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(2)	2
Excess spread financing at fair value	(19)	17
Derivative financial instruments:
Interest rate lock commitments	(12)	13
Forward MBS trades	5	(6)
Total change in liabilities	(28)	26
Total, net change	$(178)	$159

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2022.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2021, our Board of Directors authorized a stock repurchase plan that allows the repurchase of up to $500 of our outstanding common stock. During the three months ended March 31, 2022, we repurchased shares of our common stock at a total cost of $35 under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 2022	—	$—	—	$252
February 2022	110	$50.22	110	$246
March 2022	611	$47.61	611	$217
Total	721		721

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1**	Form of 2022 Grant Notice and Restricted Stock Unit Award Agreement-Employee (No Retirement Provision)					X
10.2**	Form of 2022 Performance Stock Unit Agreement – Employee (Standard Retirement Provision)					X
10.3**	Form of 2022 Performance Stock Unit Agreement – Employee (Special Retirement Provision)					X
10.4**	Offer Letter, dated as of April 21, 2022 by and between the Company and Jaime Gow					X
31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101.)					X

**    Management, contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MR. COOPER GROUP INC.

April 28, 2022	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

April 28, 2022	/s/ Jaime Gow
Date	Jaime Gow Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)