Form 10-Q
period 2022-06-30
Mr. Cooper Group Inc.
filed 2022-07-27
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of July 22, 2022 was 71,650,299.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$514	$895
Restricted cash	115	146
Mortgage servicing rights at fair value	6,151	4,223
Advances and other receivables, net of reserves of $150 and $167, respectively	892	1,228
Mortgage loans held for sale at fair value	2,072	4,381
Property and equipment, net of accumulated depreciation of $112 and $122, respectively	72	98
Deferred tax assets, net	750	991
Other assets	2,329	2,242
Total assets	$12,895	$14,204

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,672	$2,670
Advance and warehouse facilities, net	3,407	4,997
Payables and other liabilities	2,223	2,392
MSR related liabilities - nonrecourse at fair value	556	778
Total liabilities	8,858	10,837
Commitments and contingencies (Note 15)
Preferred stock at $0.00001 - 10 million shares authorized, zero shares issued, zero shares outstanding; aggregate liquidation preference of zero	—	—
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,094	1,116
Retained earnings	3,688	2,879
Treasury shares at cost - 21.6 million and 19.4 million shares, respectively	(747)	(630)
Total Mr. Cooper stockholders’ equity	4,036	3,366
Non-controlling interests	1	1
Total stockholders’ equity	4,037	3,367
Total liabilities and stockholders’ equity	$12,895	$14,204

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Service related, net	$460	$(8)	$1,215	$572
Net gain on mortgage loans held for sale	139	582	436	1,261
Total revenues	599	574	1,651	1,833
Expenses:
Salaries, wages and benefits	203	277	431	554
General and administrative	125	148	235	325
Total expenses	328	425	666	879
Interest income	50	51	86	97
Interest expense	(111)	(119)	(217)	(245)
Other (expense) income, net	(5)	486	217	486
Total other (expense) income, net	(66)	418	86	338
Income from continuing operations before income tax expense	205	567	1,071	1,292
Less: Income tax expense	54	140	262	306
Net income from continuing operations	151	427	809	986
Net income from discontinued operations	—	12	—	14
Net income	151	439	809	1,000
Less: Undistributed earnings attributable to participating stockholders	—	4	—	9
Net income attributable to common stockholders	$151	$435	$809	$991

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$2.08	$4.91	$11.04	$11.13
Diluted	$2.03	$4.72	$10.74	$10.65

Earnings from discontinued operations per common share attributable to Mr. Cooper:
Basic	$—	$0.14	$—	$0.16
Diluted	$—	$0.13	$—	$0.15

Earnings per common share attributable to Mr. Cooper:
Basic	$2.08	$5.05	$11.04	$11.29
Diluted	$2.03	$4.85	$10.74	$10.80

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2021	1,000	$—	86,135	$1	$1,113	$1,995	$(206)	$2,903	$1	$2,904
Shares issued / (surrendered) under incentive compensation plan	—	—	14	—	(1)	—	—	(1)	—	(1)
Share-based compensation	—	—	—	—	8	—	—	8	—	8
Net income	—	—	—	—	—	439	—	439	—	439
Balance at June 30, 2021	1,000	$—	86,149	$1	$1,120	$2,434	$(206)	$3,349	$1	$3,350

Balance at March 31, 2022	—	$—	73,906	$1	$1,085	$3,537	$(647)	$3,976	$1	$3,977
Shares issued / (surrendered) under incentive compensation plan	—	—	6	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	9	—	—	9	—	9
Repurchase of common stock	—	—	(2,261)	—	—	—	(100)	(100)	—	(100)
Net income	—	—	—	—	—	151	—	151	—	151
Balance at June 30, 2022	—	$—	71,651	$1	$1,094	$3,688	$(747)	$4,036	$1	$4,037

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2021	1,000	$—	89,457	$1	$1,126	$1,434	$(58)	$2,503	$1	$2,504
Shares issued / (surrendered) under incentive compensation plan	—	—	1,197	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	—	—	14	—	—	14	—	14
Repurchase of common stock	—	—	(4,505)	—	—	—	(148)	(148)	—	(148)
Net income	—	—	—	—	—	1,000	—	1,000	—	1,000
Balance at June 30, 2021	1,000	$—	86,149	$1	$1,120	$2,434	$(206)	$3,349	$1	$3,350

Balance at January 1, 2022	—	$—	73,777	$1	$1,116	$2,879	$(630)	$3,366	$1	$3,367
Shares issued / (surrendered) under incentive compensation plan	—	—	856	—	(39)	—	18	(21)	—	(21)
Share-based compensation	—	—	—	—	17	—	—	17	—	17
Repurchase of common stock	—	—	(2,982)	—	—	—	(135)	(135)	—	(135)
Net income	—	—	—	—	—	809	—	809	—	809
Balance at June 30, 2022	—	$—	71,651	$1	$1,094	$3,688	$(747)	$4,036	$1	$4,037

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$809	$1,000
Less: Net income from discontinued operations	—	14
Net income from continuing operations	809	986
Adjustments to reconcile net income from continuing operations to net cash attributable to operating activities:
Deferred tax expense	241	215
Net gain on mortgage loans held for sale	(436)	(1,261)
Provision for servicing and non-servicing reserves	11	21
Fair value changes in mortgage servicing rights	(663)	190
Fair value changes in MSR related liabilities	131	2
Depreciation and amortization for property and equipment and intangible assets	20	31
Gain on sale of business	—	(487)
Gain on disposition of assets	(223)	—
Other operating activities	39	32
Repurchases of forward loan assets out of Ginnie Mae securitizations	(2,686)	(5,812)
Mortgage loans originated and purchased for sale, net of fees	(19,370)	(47,560)
Sales proceeds and loan payment proceeds for mortgage loans held for sale	24,510	52,923
Changes in assets and liabilities:
Advances and other receivables	311	48
Other assets	4	101
Payables and other liabilities	(116)	4
Net cash attributable to operating activities - continuing operations	2,582	(567)
Net cash attributable to operating activities - discontinued operations	—	453
Net cash attributable to operating activities	2,582	(114)

Investing Activities
Property and equipment additions, net of disposals	(9)	(26)
Purchase of mortgage servicing rights	(1,151)	(217)
Proceeds on sale of mortgage servicing rights	275	13
Other investing activities	—	(17)
Net cash attributable to investing activities - continuing operations	(885)	(247)
Net cash attributable to investing activities - discontinued operations	—	—
Net cash attributable to investing activities	(885)	(247)

Financing Activities
(Decrease) increase in advance and warehouse facilities	(1,597)	1,047
Repayments of excess spread financing	(292)	—
Settlements of excess spread financing	(61)	(81)
Repurchase of common stock	(135)	(148)
Other financing activities	(24)	(23)
Net cash attributable to financing activities - continuing operations	(2,109)	795
Net cash attributable to financing activities - discontinued operations	—	(441)
Net cash attributable to financing activities	(2,109)	354
Net decrease in cash, cash equivalents, and restricted cash	(412)	(7)
Cash, cash equivalents, and restricted cash - beginning of period	1,041	913
Cash, cash equivalents, and restricted cash - end of period(1)	$629	$906

Supplemental Disclosures of Non-cash Investing Activities
Equity consideration received from disposition of assets	$250	$—
Purchase of mortgage servicing rights	$45	$7
Forward mortgage servicing rights sales price holdback	$15	$—
Consideration from sale of business	$—	$499

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$514	$716
Restricted cash	115	113
Restricted cash within assets of discontinued operations	—	77
Total cash, cash equivalents, and restricted cash	$629	$906
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

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates due to factors such as adverse changes in the economy, macro-economic uncertainty, changes in interest rates, secondary market pricing for loans held for sale and derivatives, strength of underwriting and servicing practices, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific borrowers and such differences could be material.

Reclassifications
Certain reclassifications have been made in the 2021 condensed consolidated statement of cash flows to conform to 2022 presentation. Such reclassifications were not material and did not affect total revenues or net income.

Recent Accounting Guidance Adopted
The Company did not adopt any accounting guidance during the six months ended June 30, 2022 that had a material impact on its condensed consolidated financial statements or disclosures.

2. Dispositions

Sale of Mortgage Servicing Platform
On March 31, 2022, the Company completed the sale of certain assets and liabilities of its servicing and subservicing technology platform for performing and non-performing mortgage loans (the “Mortgage Servicing Platform”) to Sagent M&C, LLC (“Sagent”), in exchange for Class A-1 Common Units equal to 19.9% ownership of Sagent, and the sale of certain tangible personal property of the Company used in the conduct of the Mortgage Servicing Platform in exchange for $9.9 in cash, for total consideration of $260 (the “Sagent Transaction”). In connection with the Sagent Transaction, the Company recorded a gain of $223, which was included in other income, net within the condensed consolidated statements of operations, and recorded $4 transaction costs during the six months ended June 30, 2022. No transaction costs were recorded in the three months ended June 30, 2022. The net carrying amount of assets and liabilities transferred in connection with the Sagent Transaction was $31 and reported under Corporate/Other.

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

Sale of Reverse Servicing Portfolio
In 2021, the Company completed the sale of its reverse servicing portfolio, operating under Champion Mortgage brand (“Champion”), to Mortgage Assets Management, LLC and its affiliates (“MAM”) for total consideration of $1,640. Upon close of the transaction, MAM assumed Champion’s reverse portfolio and related operations. The Company recorded transaction costs of $5 during the three and six months ended June 30, 2021. The carrying amounts of assets and liabilities associated with the reverse servicing operation were reported under the Servicing segment. The sale of business represents a strategic shift in the Company’s operations. Therefore, the sale of the reverse servicing portfolio qualifies for reporting as discontinued operations, and the related results of operations are reported as discontinued operations in the condensed consolidated statements of operations for prior periods presented.

As part of the transaction, the Company entered into a transitional servicing agreement with MAM, under which the Company was compensated for continuing to subservice the reverse loans through the date that the loans were transferred out of Company’s servicing system. The transfer of the loans out of the Company’s servicing system was completed on April 1, 2022. In addition, the Company retained certain loans, primarily related to previously liquidated loans. As of June 30, 2022, the retained total assets and total liabilities were $34 and $26, respectively. As of December 31, 2021, the retained total assets and total liabilities were $55 and $39, respectively. The retained assets and liabilities are included in other assets, and payables and other liabilities, respectively, on the condensed consolidated balance sheets.

The following table sets forth the condensed consolidated statements of operations data for discontinued operations for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue - service related, net	$1	$9
Salaries, wages and benefits expense	(8)	(16)
General and administrative expense	71	64
Interest income	43	87
Interest expense	(30)	(64)
Loss on classification as discontinued operations	(61)	(61)
Income from discontinued operations before income tax expense	16	19
Less: Income tax expense	4	5
Net income from discontinued operations	$12	$14

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities. In estimating the fair value of all mortgage servicing rights and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	June 30, 2022	December 31, 2021
MSRs - fair value	$6,151	$4,223

Excess spread financing - fair value	$532	$768
Mortgage servicing rights financing - fair value	24	10
MSR related liabilities - nonrecourse at fair value	$556	$778

Mortgage Servicing Rights
The following table sets forth the activities of MSRs:

	Six Months Ended June 30,
MSRs - Fair Value	2022	2021
Fair value - beginning of period	$4,223	$2,703
Additions:
Servicing retained from mortgage loans sold	360	554
Purchases of servicing rights	1,178	218
Dispositions:
Sales of servicing assets	(289)	(12)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	1,124	321
Changes in valuation due to amortization	(461)	(511)
Other changes	16	34
Fair value - end of period	$6,151	$3,307

During the six months ended June 30, 2022 and 2021, the Company sold $20,052 and $1,076 in unpaid principal balance (“UPB”) of MSRs, of which $19,367 and $1,008 were retained by the Company as subservicer, respectively.

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

The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	June 30, 2022		December 31, 2021
MSRs - UPB and Fair Value Breakdown	UPB	Fair Value	UPB	Fair Value
Investor Pools
Agency	$364,436	$5,806	$302,851	$3,859
Non-agency	32,951	345	36,357	364
Total	$397,387	$6,151	$339,208	$4,223

Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Discount Rate		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2022
Mortgage servicing rights	$(258)	$(495)	$(150)	$(293)	$(66)	$(132)

December 31, 2021
Mortgage servicing rights	$(141)	$(272)	$(148)	$(286)	$(46)	$(93)

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

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $532 and $768 as of June 30, 2022 and December 31, 2021, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability. In June 2022, the Company entered into an assignment agreement with an investor to repurchase excess spread liabilities for a total purchase price of $277.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2022
Excess spread financing	$20	$42	$13	$26

December 31, 2021
Excess spread financing	$26	$54	$28	$58

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $24 and $10 as of June 30, 2022 and December 31, 2021, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Servicing Segment Revenues
The following table sets forth the items comprising total revenues for the Servicing segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenues - Servicing	2022	2021	2022	2021
Contractually specified servicing fees(1)	$378	$275	$705	$551
Other service-related income(1)	20	214	68	359
Incentive and modification income(1)	9	14	18	28
Late fees(1)	19	16	38	34
Mark-to-market adjustments(2)	200	(140)	753	225
Amortization, net of accretion(3)	(199)	(198)	(401)	(365)
Other(4)	(32)	(76)	(70)	(159)
Total revenues - Servicing	$395	$105	$1,111	$673

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues.
(2)Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $6 and $8 for the three months ended June 30, 2022 and 2021 and $12 and $20 for the six months ended June 30, 2022 and 2021, respectively.
(3)Amortization is net of excess spread accretion of $27 and $70 during the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, amortization is net of excess spread accretion of $60 and $146, respectively.
(4)Other represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements, portfolio runoff and the payments made associated with MSR financing arrangements.

4. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	June 30, 2022	December 31, 2021
Servicing advances, net of $14 and $19 purchase discount, respectively	$915	$1,263
Receivables from agencies, investors and prior servicers, net of $8 and $12 purchase discount, respectively	127	132
Reserves	(150)	(167)
Total advances and other receivables, net	$892	$1,228

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
Reserves for Advances and Other Receivables	2022	2021	2022	2021
Balance - beginning of period	$152	$206	$167	$208
Provision and other additions(1)	18	26	34	41
Write-offs	(20)	(41)	(51)	(58)
Balance - end of period	$150	$191	$150	$191

(1)The Company recorded a provision of $6 and $8 through the MTM adjustments in revenues - service related, net, in the condensed consolidated statements of operations during the three months ended June 30, 2022 and 2021, respectively, and $12 and $20 during the six months ended June 30, 2022 and 2021, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended June 30,
	2022		2021
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$16	$8	$63	$20
Utilization of purchase discounts	(2)	—	(37)	—
Balance - end of period	$14	$8	$26	$20

	Six Months Ended June 30,
	2022		2021
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$19	$12	$72	$21
Utilization of purchase discounts	(5)	(4)	(46)	(1)
Balance - end of period	$14	$8	$26	$20

Credit Loss for Advances and Other Receivables
During the three and six months ended June 30, 2022, the Company increased the current expected credit loss (“CECL”) reserve by $3 and $7, respectively. During the three and six months ended June 30, 2021, the Company increased the CECL reserve by $3 and $4, respectively. In addition, the Company had no write-offs during the three months ended June 30, 2022 and wrote off $5 of the CECL reserve during the six months ended June 30, 2022. As of June 30, 2022, the total CECL reserve was $33, of which $25 and $8 were recorded in reserves and purchase discount for advances and other receivables, respectively. As of June 30, 2021, the total CECL reserve was $42, of which $25 and $17 were recorded in reserves and purchase discount for advances and other receivables, respectively.

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

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	June 30, 2022	December 31, 2021
Mortgage loans held for sale – UPB	$2,098	$4,257
Mark-to-market adjustment(1)	(26)	124
Total mortgage loans held for sale	$2,072	$4,381

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Six Months Ended June 30,
Mortgage Loans Held for Sale	2022	2021
Balance - beginning of period	$4,381	$5,720
Loans sold	(24,251)	(52,128)
Mortgage loans originated and purchased, net of fees	19,370	47,560
Repurchase of loans out of Ginnie Mae securitizations	2,686	5,812
Net change in unrealized loss on retained loans held for sale	(115)	(5)
Net transfers of mortgage loans held for sale(1)	1	2
Balance - end of period	$2,072	$6,961

(1)Amount reflects transfers to other assets for loans transitioning into REO status and transfers to advances and other receivables, net, for claims made on certain government insurance mortgage loans. Transfers out are net of transfers in upon receipt of proceeds from an REO sale or claim filing.

During the six months ended June 30, 2022 and 2021, the Company received proceeds of $24,510 and $52,923, respectively, on the sale of mortgage loans held for sale, resulting in gains of $259 and $795, respectively.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	June 30, 2022		December 31, 2021
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$113	$103	$104	$94

(1)Non-accrual UPB includes $103 and $94 of UPB related to Ginnie Mae repurchased loans as of June 30, 2022 and December 31, 2021, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $46 and $16 as of June 30, 2022 and December 31, 2021, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $1,400 and $1,496 as of June 30, 2022 and December 31, 2021, respectively, which are included in both other assets and payables and other liabilities in the condensed consolidated balance sheets. Loans subject to repurchase from Ginnie Mae as of June 30, 2022 and December 31, 2021 include $1,241 and $1,301 loans in forbearance related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), respectively, whereby no payments have been received from borrowers for greater than 90 days.

7. Goodwill and Intangible Assets

The Company had goodwill of $120 as of June 30, 2022 and December 31, 2021, and intangible assets of $11 and $14 as of June 30, 2022 and December 31, 2021, respectively. Goodwill and intangible assets are included in other assets within the condensed consolidated balance sheets.

8. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to the Originations and Servicing segments. Derivative instruments utilized by the Company primarily include interest rate lock commitments (“IRLCs”), loan purchase commitments (“LPCs”), forward Mortgage Backed Securities (“MBS”) purchase commitments, Eurodollar and Treasury futures and interest rate swap futures. The changes in value on the derivative instruments associated with hedging loans held for sale fair value are recorded in earnings as a component of net gain on mortgage loans held for sale on the condensed consolidated statements of operations and condensed consolidated statement of cash flows, while changes in the value of derivative instruments associated with the MSR portfolio fair value are recorded in service related, net on the condensed consolidated statements of operations and in changes in other assets or other liabilities on the condensed consolidated statements of cash flows.

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments. Gains(losses) include both realized and unrealized gains (losses) of each derivative financial instrument.

		June 30, 2022		Six Months Ended June 30, 2022
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2022	$246	$8	$(17)
Derivative financial instruments
IRLCs	2022	2,103	62	(72)
LPCs	2022	325	3	—
Treasury futures	2022	30	—	3
Forward MBS trades	2022	1,798	12	429
Total derivative financial instruments - assets		$4,256	$77	$360
Liabilities
Derivative financial instruments
IRLCs	2022	$56	$1	$(1)
LPCs	2022	186	1	1
Treasury futures	2022	902	18	(185)
Forward MBS trades	2022	1,716	13	(31)
Total derivative financial instruments - liabilities		$2,860	$33	$(216)

		June 30, 2021		Six Months Ended June 30, 2021
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2021	$1,514	$39	$(63)
Derivative financial instruments
IRLCs	2021	6,730	204	(210)
LPCs	2021	1,984	10	(29)
Forward MBS trades	2021	9,749	27	271
Swap futures	2021	60	—	1
Total derivative financial instruments - assets		$18,523	$241	$33
Liabilities
Derivative financial instruments
IRLCs	2021	$9	$—	$—
LPCs	2021	708	1	(1)
Forward MBS trades	2021	11,747	25	(126)
Swap futures	2021	—	—	(4)
Total derivative financial instruments - liabilities		$12,464	$26	$(131)

The Company held $37 and $27 in collateral deposits as of June 30, 2022 and December 31, 2021, respectively. Collateral deposits are recorded in other assets in the Company’s condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

9. Indebtedness

Advance and Warehouse Facilities

				June 30, 2022		December 31, 2021
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$400 advance facility(1)	August 2023	Servicing advance receivables	$400	$173	$243	$234	$318
$350 advance facility	October 2022	Servicing advance receivables	350	156	186	160	197
$350 advance facility	January 2023	Servicing advance receivables	350	145	172	162	190
$75 advance facility	December 2022	Servicing advance receivables	75	49	70	58	89
Advance facilities principal amount				523	671	614	794

Warehouse Facilities
$4,000 warehouse facility	February 2023	Mortgage loans or MBS	4,000	661	771	1,224	1,341
$2,500 warehouse facility	October 2022	Mortgage loans or MBS	2,500	532	550	991	1,024
$1,500 warehouse facility	June 2023	Mortgage loans or MBS	1,500	180	180	356	345
$750 warehouse facility	October 2022	Mortgage loans or MBS	750	241	253	256	270
$600 warehouse facility(2)	September 2023	Mortgage loans or MBS	600	91	101	409	425
$500 warehouse facility	June 2023	Mortgage loans or MBS	500	9	10	188	194
$500 warehouse facility	September 2022	Mortgage loans or MBS	500	117	120	419	430
$500 warehouse facility	June 2023	Mortgage loans or MBS	500	57	68	39	39
$500 warehouse facility	August 2023	Mortgage loans or MBS	500	31	32	38	39
$450 warehouse facility	April 2023	Mortgage loans or MBS	450	—	—	87	89
$325 warehouse facility	December 2022	Mortgage loans or MBS	325	1	1	67	67
$250 warehouse facility(3)	April 2023	Mortgage loans or MBS	250	—	—	5	6
$200 warehouse facility	April 2023	Mortgage loans or MBS	200	19	25	46	58
$30 warehouse facility(4)	January 2022	Mortgage loans or MBS	—	—	—	—	—
Warehouse facilities principal amount				1,939	2,111	4,125	4,327

MSR Facilities
$800 warehouse facility(1)(5)	August 2023	MSR	800	260	2,008	260	1,107
$600 warehouse facility(6)	April 2023	MSR	600	400	883	—	838
$400 warehouse facility(2)	September 2023	MSR	400	65	1,376	—	745
$400 warehouse facility	June 2024	MSR	400	200	710	—	—
$50 warehouse facility	November 2023	MSR	50	25	77	10	124
MSR facilities principal amount				950	5,054	270	2,814

Advance, warehouse and MSR facilities principal amount				3,412	$7,836	5,009	$7,935
Unamortized debt issuance costs				(5)		(12)
Advance and warehouse facilities, net				$3,407		$4,997

(1)Total capacity for this facility is $1,200, of which $400 is internally allocated for advance financing and $800 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations, in comparison to $1,200, $940, and $260 respectively in 2021.
(2)The capacity amount for this facility is $1,000, of which $400 is a sublimit for MSR financing.
(3)The capacity amount for this warehouse facility decreased from $600 to $250 in 2022.
(4)This facility was terminated in January 2022.
(5)The capacity amount for this warehouse facility increased from $260 to $800 in 2022.
(6)The capacity amount for this warehouse facility increased from $400 to $600 in 2022.

The weighted average interest rate for advance facilities was 3.1% and 3.4% for the three months ended June 30, 2022 and 2021, respectively, and 2.8% and 3.2% for the six months ended June 30, 2022 and 2021, respectively. The weighted average interest rate for warehouse and MSR facilities was 3.1% and 2.1% for three months ended June 30, 2022 and 2021, respectively, and 2.6% and 2.2% for the six months ended June 30, 2022 and 2021, respectively.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	June 30, 2022	December 31, 2021
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	$850	$850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
Unsecured senior notes principal amount	2,700	2,700
Unamortized debt issuance costs	(28)	(30)
Unsecured senior notes, net	$2,672	$2,670

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the six months ended June 30, 2022 and 2021.

As of June 30, 2022, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2022 through 2026	$—
Thereafter	2,700
Total unsecured senior notes principal amount	$2,700

Interest Expense
Interest expense primarily includes interest incurred on advance and warehouse facilities, unsecured senior notes, excess spread financing and compensating bank balances, as well as bank fees. The Company incurred interest expense related to advance and warehouse facilities, unsecured senior notes and excess spread financing of $90 and $176 for the three and six months ended June 30, 2022, respectively, and $90 and $183 for the three and six months ended June 30, 2021, respectively.

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of June 30, 2022.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	June 30, 2022	December 31, 2021
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$45	$50
Advances and other receivables, net	358	387
Total assets	$403	$437

Liabilities
Advance facilities, net(1)	$301	$322
Payables and other liabilities	—	1
Total liabilities	$301	$323

(1)Refer to advance facilities in Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	June 30, 2022	December 31, 2021
Total collateral balances - UPB	$1,034	$1,122
Total certificate balances	$1,012	$1,112

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of June 30, 2022 and December 31, 2021. Therefore, it does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	June 30, 2022	December 31, 2021
Unconsolidated securitization trusts	$127	$138

11. Earnings Per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares. In 2021, the Company repurchased a total of 14.8 million shares of its common stock from affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), a related party of the Company. In addition, in August 2021, the Company repurchased 1.0 million shares of its preferred stock from affiliates of KKR. After giving effect to these transactions, KKR no longer held any equity interests in the Company.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Earnings Per Share	2022	2021	2022	2021
Net income from continuing operations	$151	$427	$809	$986
Less: Undistributed earnings from continuing operations attributable to participating stockholders	—	4	—	9
Net income from continuing operations attributable to Mr. Cooper common stockholders	$151	$423	$809	$977

Net income from discontinued operations	$—	$12	$—	$14
Less: Undistributed earnings from discontinued operations attributable to participating stockholders	—	—	—	—
Net income from discontinued operations attributable to Mr. Cooper common stockholders	$—	$12	$—	$14

Net income	$151	$439	$809	$1,000
Less: Undistributed earnings attributable to participating stockholders	—	4	—	9
Net income attributable to common stockholders	$151	$435	$809	$991

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$2.08	$4.91	$11.04	$11.13
Diluted	$2.03	$4.72	$10.74	$10.65

Earnings from discontinued operations per common share attributable to Mr. Cooper:
Basic	$—	$0.14	$—	$0.16
Diluted	$—	$0.13	$—	$0.15

Earnings per common share attributable to Mr. Cooper:
Basic	$2.08	$5.05	$11.04	$11.29
Diluted	$2.03	$4.85	$10.74	$10.80

Weighted average shares of common stock outstanding (in thousands):
Basic	72,709	86,142	73,278	87,791
Dilutive effect of stock awards	1,618	2,664	2,052	3,123
Dilutive effect of participating securities	—	839	—	839
Diluted	74,327	89,645	75,330	91,753

12. Income Taxes

For the three and six months ended June 30, 2022, the effective tax rate for continuing operations was 26.0% and 24.4%, respectively, which differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation. The effective tax rate increased during the three and six months ended June 30, 2022 compared to the same period in 2021, primarily due to the impact of quarterly discrete tax items relative to the income before taxes for the respective periods, including the excess tax benefit from stock-based compensation and prior period tax credits.

For the three and six months ended June 30, 2021, the effective tax rate for continuing operations was 24.8% and 23.7% which differed from the statutory federal rate of 21% primarily due to state income taxes, as well as unfavorable permanent differences including executive compensation.

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

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$2,072	$—	$2,072	$—
Mortgage servicing rights	6,151	—	—	6,151
Equity securities	59	5	—	54
Derivative financial instruments
IRLCs	62	—	—	62
LPCs	3	—	—	3
Forward MBS trades	12	—	12	—

Liabilities
Derivative financial instruments
IRLCs	1	—	—	1
LPCs	1	—	—	1
Forward MBS trades	13	—	13	—
Treasury futures	18	—	18	—
Mortgage servicing rights financing	24	—	—	24
Excess spread financing	532	—	—	532

	December 31, 2021
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$4,381	$—	$4,381	$—
Mortgage servicing rights	4,223	—	—	4,223
Equity securities	63	9	—	54
Derivative financial instruments
IRLCs	134	—	—	134
Forward MBS trades	7	—	7	—
LPCs	3	—	—	3

Liabilities
Derivative financial instruments
Forward MBS trades	8	—	8	—
LPCs	2	—	—	2
Swap futures	6	—	6	—
Mortgage servicing rights financing	10	—	—	10
Excess spread financing	768	—	—	768

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Six Months Ended June 30, 2022
	Assets			Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Equity securities	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$4,223	$54	$134	$768	$10
Changes in fair value included in earnings	663	—	(72)	117	14
Purchases	1,178	—	—	—	—
Issuances	360	—	—	—	—
Sales	(289)	—	—	—	—
Repayments	—	—	—	(292)	—
Settlements	—	—	—	(61)	—
Other changes	16	—	—	—	—
Balance - end of period	$6,151	$54	$62	$532	$24

	Six Months Ended June 30, 2021
	Assets		Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$2,703	$414	$934	$33
Changes in fair value included in earnings	(190)	(210)	14	(12)
Purchases	218	—	—	—
Issuances	554	—	—	—
Sales	(12)	—	—	—
Settlements	—	—	(81)	—
Other changes	34	—	—	—
Balance - end of period	$3,307	$204	$867	$21

No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the six months ended June 30, 2022 and 2021.

The tables below present the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

	June 30, 2022			December 31, 2021
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSR(1)
Discount rate	10.4%	13.7%	11.3%	9.5%	13.7%	10.9%
Prepayment speed	6.7%	14.0%	7.7%	11.7%	16.4%	13.0%
Cost to service per loan(2)	$58	$114	$74	$59	$168	$77
Average life(3)			7.9 years			5.8 years

IRLCs
Value of servicing (reflected as a percentage of loan commitment)	—%	4.5%	1.8%	(0.7)%	2.4%	1.4%

Excess spread financing(1)
Discount rate	10.0%	13.8%	11.3%	9.5%	13.8%	11.2%
Prepayment speed	7.4%	14.0%	9.7%	12.8%	15.2%	13.4%
Average life(3)			6.5 years			5.4 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	4.8%	8.5%	7.2%	4.5%	7.9%	6.5%
Annual advance recovery rates	17.7%	23.4%	19.0%	19.2%	23.0%	21.3%

(1)The inputs are weighted by investor.
(2)Presented in whole dollar amounts.
(3)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	June 30, 2022
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$514	$514	$—	$—
Restricted cash	115	115	—	—
Advances and other receivables, net	892	—	—	892
Loans subject to repurchase from Ginnie Mae	1,400	—	1,400	—
Financial liabilities
Unsecured senior notes, net	2,672	2,152	—	—
Advance and warehouse facilities, net	3,407	—	3,412	—
Liability for loans subject to repurchase from Ginnie Mae	1,400	—	1,400	—

	December 31, 2021
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$895	$895	$—	$—
Restricted cash	146	146	—	—
Advances and other receivables, net	1,228	—	—	1,228
Loans subject to repurchase from Ginnie Mae	1,496	—	1,496	—
Financial liabilities
Unsecured senior notes, net	2,670	2,737	—	—
Advance and warehouse facilities, net	4,997	—	5,009	—
Liability for loans subject to repurchase from Ginnie Mae	1,496	—	1,496	—

14. Capital Requirements

Certain of the Company’s secondary market investors require minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of June 30, 2022, the Company was in compliance with its selling and servicing capital requirements.

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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. The Company recorded legal-related expenses, net of recoveries, which includes legal settlements and the fees paid to external legal service providers, of $10 and $8 for three and six months ended June 30, 2022, respectively, and $8 and $21 for three and six months ended June 30, 2021, respectively, which are included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

For matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. Management currently believes the aggregate range of reasonably possible loss is $4 to $7 in excess of the accrued liability (if any) related to those matters as of June 30, 2022. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of June 30, 2022, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

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

The following tables present financial information by segment:

	Three Months Ended June 30, 2022
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$414	$24	$22	$460
Net (loss) gain on mortgage loans held for sale	(19)	158	—	139
Total revenues	395	182	22	599
Total expenses	143	126	59	328
Interest income	35	15	—	50
Interest expense	(61)	(10)	(40)	(111)
Other expense, net	—	—	(5)	(5)
Total other (expenses) income, net	(26)	5	(45)	(66)
Income (loss) from continuing operations before income tax expense (benefit)	$226	$61	$(82)	$205
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$5	$5	$(1)	$9
Total assets	$9,645	$1,381	$1,869	$12,895

	Three Months Ended June 30, 2021
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$(92)	$45	$39	$(8)
Net gain on mortgage loans held for sale	197	385	—	582
Total revenues	105	430	39	574
Total expenses	121	226	78	425
Interest income	25	26	—	51
Interest expense	(65)	(23)	(31)	(119)
Other income, net	—	—	486	486
Total other (expenses) income, net	(40)	3	455	418
(Loss) income from continuing operations before income tax (benefit) expense	$(56)	$207	$416	$567
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$7	$6	$3	$16
Total assets	$15,973	$4,582	$2,753	$23,308

	Six Months Ended June 30, 2022
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$1,115	$66	$34	$1,215
Net (loss) gain on mortgage loans held for sale	(4)	440	—	436
Total revenues	1,111	506	34	1,651
Total expenses	266	300	100	666
Interest income	54	32	—	86
Interest expense	(115)	(22)	(80)	(217)
Other income, net	—	—	217	217
Total other (expenses) income, net	(61)	10	137	86
Income from continuing operations before income tax expense	$784	$216	$71	$1,071
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$10	$9	$1	$20
Total assets	$9,645	$1,381	$1,869	$12,895

	Six Months Ended June 30, 2021
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$349	$88	$135	$572
Net gain on mortgage loans held for sale	324	937	—	1,261
Total revenues	673	1,025	135	1,833
Total expenses	231	457	191	879
Interest income	48	49	—	97
Interest expense	(136)	(48)	(61)	(245)
Other income, net	—	—	486	486
Total other (expenses) income, net	(88)	1	425	338
Income from continuing operations before income tax expense	$354	$569	$369	$1,292
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$12	$10	$9	$31
Total assets	$15,973	$4,582	$2,753	$23,308

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

Overview

We are a leading servicer and originator of residential mortgage loans. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $804 billion as of June 30, 2022. We believe this track record reflects our strong operating capabilities, which include a low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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

Impact of the COVID-19 Pandemic

We implemented the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which makes available forbearance plans for up to eighteen months for borrowers under government and government agency mortgage programs, which we extended to borrowers in our private label mortgage servicing portfolio. As of June 30, 2022, approximately 1.0% of our customers were on a forbearance plan, down from a peak of 7.2% in July 2020. We include loans in forbearance related to the CARES Act, whereby no payments have been received from borrowers for greater than 90 days, in loans subject to repurchase rights from Ginnie Mae in other assets and payables and other liabilities on a gross basis. The balance decreased to $1,241 as of June 30, 2022 from $1,301 as of December 31, 2021.

Anticipated Trends

In the second quarter of 2022, our servicing portfolio grew to $804 billion and we made progress towards our $1 trillion UPB goal. We expect to see continued portfolio growth in 2022, at a measured pace, through acquisitions or execution of additional subservicing contracts for the remainder of the year. In addition, we continue to expect the Servicing segment to benefit from rising interest rates, including decreased amortization, lower prepayment speeds and increased interest income. In the second quarter, our Originations segment met our strategic target of 60% refinance recapture and expect continued strong performance from refinance recapture through the end of the year.

In 2022, the inflation rate has continued to increase. Inflationary pressures may limit a borrower’s disposable income, which can decrease customers’ ability to enter into mortgage transactions. Inflationary pressures, along with supply chain disruptions, may also increase our operating costs. However, historically changes in interest rates have a greater impact on our financial results than changes in inflation. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or extent as the inflation rate.

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended June 30,
	2022	2021	Change
Revenues - operational(1)	$399	$714	$(315)
Revenues - mark-to-market	200	(140)	340
Total revenues	599	574	25
Total expenses	328	425	(97)
Total other (expenses) income, net	(66)	418	(484)
Income from continuing operations before income tax expense	205	567	(362)
Less: Income tax expense	54	140	(86)
Net income from continuing operations	$151	$427	$(276)

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

During the three months ended June 30, 2022, income from continuing operations before income tax expense decreased to $205 from $567 in 2021. The decrease was primarily driven by the change in total other (expenses) income, net, partially offset by lower total expenses. The change in total other (expenses) income, net was primarily due to completion of the sale of our Title business, which resulted in a $487 gain in 2021. The decrease in total expenses was primarily driven by lower salaries, wages and benefits in our Originations segment due to lower headcount in both the direct-to-consumer and correspondent channels as a result of right sizing the organization consistent with lower origination volumes. See further discussions in the Segment Results section of the MD&A.

The effective tax rate for continuing operations during the three months ended June 30, 2022 was 26.0% as compared to 24.8% in 2021. The change in effective tax rate is primarily attributable to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from stock-based compensation and prior period tax credits.

Table 1.1 Consolidated Operations

	Six Months Ended June 30,
	2022	2021	Change
Revenues - operational(1)	$898	$1,608	$(710)
Revenues - mark-to-market	753	225	528
Total revenues	1,651	1,833	(182)
Total expenses	666	879	(213)
Total other income, net	86	338	(252)
Income from continuing operations before income tax expense	1,071	1,292	(221)
Less: Income tax expense	262	306	(44)
Net income from continuing operations	$809	$986	$(177)

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

During the six months ended June 30, 2022, income from continuing operations before income tax expense decreased to $1,071 from $1,292 in 2021. The decrease was primarily driven by a decrease in total other income (expenses), net and total revenues, partially offset by lower total expenses. Total other income (expenses), net decreased primarily due to a $223 gain recorded in the first quarter of 2022 upon completion of the Sagent Transaction compared to a $487 gain recorded in the second quarter of 2021 upon completion of the sale of our Title business. See further discussions in Note 2, Dispositions, in the Notes to the Condensed Consolidated Financial Statements. Total revenues decreased primarily due to a decrease in revenues from our Originations segment due to lower origination volumes, partially offset by an increase in favorable mark-to-market adjustments from our Servicing segment, both primarily driven by higher mortgage rates in 2022. The decrease in total expenses was primarily driven by lower salaries, wages and benefits in our Originations segment due to lower headcount as we right sized the organization in both the direct-to-consumer and correspondent channels as a result of lower origination volumes. See further discussions in the Segment Results section of the MD&A.

The effective tax rate for continuing operations during the six months ended June 30, 2022 was 24.4% as compared to 23.7% in 2021. The change in effective tax rate is primarily attributable to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from stock-based compensation and prior period tax credits.

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

Servicing Segment

The Servicing segment’s strategy is to generate income by growing the portfolio and maximizing the servicing margin. We believe several competitive strengths have been critical to our long-term growth as a servicer, including our low-cost platform that creates operating leverage, our skill in mitigating losses for investors, our commitment to strong customer service and regulatory compliance, our history of successfully boarding new loans, and the ability to retain existing customers by offering attractive refinance options. We believe that our operational capabilities are reflected in our strong servicer ratings.

Table 2. Servicer Ratings

	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	May 2021	April 2022	June 2022

Residential	RPS2	SQ2-	Above Average
Master Servicer	RMS2+	SQ2+	Above Average
Special Servicer	RSS2	SQ2-	Above Average
Subprime Servicer	RPS2	SQ2-	Above Average

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended June 30,
	2022		2021		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$394	20	$443	27	$(49)	(7)
Amortization, net of accretion	(199)	(10)	(198)	(12)	(1)	2
Mark-to-market	200	10	(140)	(9)	340	19
Total revenues	395	20	105	6	290	14
Expenses
Salaries, wages and benefits	84	4	70	4	14	—
General and administrative
Servicing support fees	24	1	22	1	2	—
Corporate and other general and administrative expenses	32	2	30	2	2	—
Foreclosure and other liquidation related recoveries, net	(2)	—	(8)	—	6	—
Depreciation and amortization	5	—	7	—	(2)	—
Total general and administrative expenses	59	3	51	3	8	—
Total expenses	143	7	121	7	22	—
Other income (expense)
Other interest income	35	2	25	2	10	—
Advance interest expense	(8)	(1)	(8)	—	—	(1)
Other interest expense	(53)	(3)	(57)	(4)	4	1
Interest expense	(61)	(4)	(65)	(4)	4	—
Total other expenses, net	(26)	(2)	(40)	(2)	14	—
Income (loss) before income tax expense (benefit)	$226	11	$(56)	(3)	$282	14

Weighted average cost - advance facilities	3.1%		3.4%		(0.3)%
Weighted average cost - excess spread financing	8.7%		9.0%		(0.3)%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 3.1 Servicing - Revenues

	Three Months Ended June 30,
	2022		2021		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$324	16	$223	14	$101	2
Modification fees(2)	4	—	7	—	(3)	—
Incentive fees(2)	—	—	—	—	—	—
Late payment fees(2)	15	1	14	1	1	—
Other ancillary revenues(2)	15	1	210	13	(195)	(12)
Total MSR operational revenue	358	18	454	28	(96)	(10)
Base subservicing fees and other subservicing revenue(2)	68	3	65	4	3	(1)
Total servicing fee revenue	426	21	519	32	(93)	(11)
MSR financing liability costs	(5)	—	(6)	(1)	1	1
Excess spread payments and portfolio runoff	(27)	(1)	(70)	(4)	43	3
Total operational revenue	394	20	443	27	(49)	(7)
Amortization, Net of Accretion
MSR amortization	(226)	(11)	(268)	(16)	42	5
Excess spread accretion	27	1	70	4	(43)	(3)
Total amortization, net of accretion	(199)	(10)	(198)	(12)	(1)	2
Mark-to-Market Adjustments
MSR MTM	326	16	(200)	(13)	526	29
MTM Adjustments(3)	(94)	(4)	31	2	(125)	(6)
Excess spread / financing MTM	(32)	(2)	29	2	(61)	(4)
Total MTM adjustments	200	10	(140)	(9)	340	19
Total revenues - Servicing	$395	20	$105	6	$290	14

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)MTM Adjustments includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $6 and $8 during the three months ended June 30, 2022 and 2021, respectively. In addition, MTM Adjustments included a negative $89 and positive $39 impact from MSR hedging activities during the three months ended June 30, 2022 and 2021, respectively.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Operational revenue decreased during the three months ended June 30, 2022 as compared to 2021 primarily due to a decrease in other ancillary revenue from early-buyout revenues associated with loans bought out of GNMA securitization, modified and redelivered following GNMA guidelines primarily driven by a decrease in mortgage loans remaining in forbearance program in 2022. The decrease was partially offset by an increase in base servicing fees primarily due to a larger servicing UPB portfolio in 2022.

MSR amortization decreased during the three months ended June 30, 2022 as compared to 2021, primarily due to lower prepayments driven by higher mortgage rates in 2022, partially offset by a higher average MSR UPB and higher average MSR fair value.

The change in MSR MTM and excess spread and financing MTM during the three months ended June 30, 2022 compared to 2021, was primarily due to an increase in mortgage rates in 2022 compared to 2021, which impacted prepayment speeds and increased the fair value of the MSR.

Subservicing - There were no material changes for Subservicing fees during the three months ended June 30, 2022 as compared to 2021.

Servicing Segment Expenses
Total expenses increased during the three months ended June 30, 2022 as compared to 2021, primarily driven by an increase in salaries, wages and benefits resulting from higher headcount-related costs due to growth of our servicing portfolio.

Servicing Segment Other Income (Expenses), net
Total other expenses, net decreased during the three months ended June 30, 2022 as compared to 2021, primarily due to higher other interest income driven by higher interest income earned on custodial balances due to higher interest rates.

Table 4. Servicing Segment Results of Operations

	Six Months Ended June 30,
	2022		2021		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$759	20	$813	26	$(54)	(6)
Amortization, net of accretion	(401)	(11)	(365)	(12)	(36)	1
Mark-to-market	753	20	225	7	528	13
Total revenues	1,111	29	673	21	438	8
Expenses
Salaries, wages and benefits	159	5	136	4	23	1
General and administrative
Servicing support fees	35	1	43	1	(8)	—
Corporate and other general and administrative expenses	58	1	60	2	(2)	(1)
Foreclosure and other liquidation related expenses (recoveries), net	4	—	(20)	—	24	—
Depreciation and amortization	10	—	12	—	(2)	—
Total general and administrative expenses	107	2	95	3	12	(1)
Total expenses	266	7	231	7	35	—
Other income (expense)
Other interest income	54	1	48	1	6	—
Advance interest expense	(14)	—	(18)	—	4	—
Other interest expense	(101)	(3)	(118)	(4)	17	1
Interest expense	(115)	(3)	(136)	(4)	21	1
Total other expenses, net	(61)	(2)	(88)	(3)	27	1
Income before income tax expense	$784	20	$354	11	$430	9

Weighted average cost - advance facilities	2.8%		3.2%		(0.4)%
Weighted average cost - excess spread financing	8.9%		9.0%		(0.1)%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 4.1 Servicing - Revenues

	Six Months Ended June 30,
	2022		2021		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$596	16	$447	14	$149	2
Modification fees(2)	9	—	13	1	(4)	(1)
Incentive fees(2)	—	—	1	—	(1)	—
Late payment fees(2)	30	1	29	1	1	—
Other ancillary revenues(2)	57	1	352	11	(295)	(10)
Total MSR operational revenue	692	18	842	27	(150)	(9)
Base subservicing fees and other subservicing revenue(2)	137	3	130	4	7	(1)
Total servicing fee revenue	829	21	972	31	(143)	(10)
MSR financing liability costs	(10)	—	(13)	(1)	3	1
Excess spread payments and portfolio runoff	(60)	(1)	(146)	(4)	86	3
Total operational revenue	759	20	813	26	(54)	(6)
Amortization, Net of Accretion
MSR amortization	(461)	(12)	(511)	(16)	50	4
Excess spread accretion	60	1	146	4	(86)	(3)
Total amortization, net of accretion	(401)	(11)	(365)	(12)	(36)	1
Mark-to-Market Adjustments
MSR MTM	1,124	29	321	10	803	19
MTM Adjustments(3)	(240)	(6)	(94)	(3)	(146)	(3)
Excess spread / financing MTM	(131)	(3)	(2)	—	(129)	(3)
Total MTM adjustments	753	20	225	7	528	13
Total revenues - Servicing	$1,111	29	$673	21	$438	8

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues. In addition, other subservicing revenue for the six months ended June 30, 2022 includes revenue related to an interim subserviced portfolio that transferred on April 1, 2022. See further discussions in Note 2, Dispositions, in the Notes to the Condensed Consolidated Financial Statements.
(3)MTM Adjustments includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $12 and $20 during the six months ended June 30, 2022 and 2021, respectively. In addition, MTM Adjustments included a negative $229 and $74 impact from MSR hedging activities during the six months ended June 30, 2022 and 2021, respectively.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Operational revenue decreased during the six months ended June 30, 2022 as compared to 2021 primarily due to a decrease in other ancillary revenue from early-buyout revenues associated with loans bought out of GNMA securitization, modified and redelivered following GNMA guidelines primarily driven by a decrease in mortgage loans remaining in forbearance program in 2022, partially offset by an increase in base servicing fees primarily due to a larger servicing UPB portfolio in 2022.

MSR amortization decreased during the six months ended June 30, 2022 as compared to 2021, primarily due to lower prepayments driven by higher mortgage rates in 2022, partially offset by a higher average MSR UPB and higher average MSR fair value.

The change in MSR MTM and excess spread and financing MTM during the six months ended June 30, 2022 compared to 2021, was primarily due to an increase in mortgage rates in 2022 compared to 2021, which impacted prepayment speeds and increased the fair value of the MSR.

Subservicing - There were no material changes for Subservicing fees during the six months ended June 30, 2022 as compared to 2021.

Servicing Segment Expenses
Total expenses increased during the six months ended June 30, 2022 as compared to 2021, primarily driven by a change in foreclosure and other liquidation related expenses (recoveries), net and an increase in salaries, wages and benefits. We had foreclosure and other liquidation related recoveries, net in 2021 due to the release of loss reserves on servicing advances as a result of loan modification programs related to COVID-19 pandemic compared to foreclosure and other liquidation related expenses, net in 2022, partially offset by lower servicing support fees. The increase in salaries, wages and benefits was primarily due to higher headcount-related costs due to growth of our servicing portfolio.

Servicing Segment Other Income (Expenses), net
Total other expenses, net decreased during the six months ended June 30, 2022 as compared to 2021, primarily due to a decrease in other interest expense due to lower compensating interest expense and bank fees.

Table 5. Servicing Portfolio - Unpaid Principal Balances

			Three Months Ended June 30,		Six Months Ended June 30,
			2022	2021	2022	2021
Average UPB
MSRs			$389,255	$290,946	$372,628	$286,233
Subservicing and other			406,484	356,354	400,024	345,792
Total average UPB			$795,739	$647,300	$772,652	$632,025

	June 30, 2022			June 30, 2021
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs
Agency	$364,436	$5,806	159	$248,799	$2,955	119
Non-agency	32,951	345	105	38,656	352	91
Total MSRs	397,387	6,151	155	287,455	3,307	115

Subservicing and other(1)
Agency	381,101	N/A		352,643	N/A
Non-agency	25,130	N/A		14,219	N/A
Total subservicing and other	406,231	N/A		366,862	N/A

Total ending balance	$803,618	$6,151		$654,317	$3,307

MSRs UPB Encumbrance					June 30, 2022	June 30, 2021
MSRs - unencumbered					$308,295	$143,420
MSRs - encumbered(2)					89,092	144,035
MSRs UPB					$397,387	$287,455

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)The encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

The following tables provide a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$411,840	$383,959	$795,799	$276,028	$352,481	$628,509
Additions:
Originations	7,794	—	7,794	20,907	1,374	22,281
Acquisitions / Increase in subservicing(1)	(6,437)	77,120	70,683	12,414	49,642	62,056
Deductions:
Dispositions	(666)	(40,585)	(41,251)	(18)	(4,815)	(4,833)
Principal reductions and other	(3,819)	(3,520)	(7,339)	(2,688)	(3,627)	(6,315)
Voluntary reductions(2)	(11,118)	(10,724)	(21,842)	(18,989)	(28,162)	(47,151)
Involuntary reductions(3)	(112)	(19)	(131)	(123)	(31)	(154)
Net changes in loans serviced by others	(95)	—	(95)	(76)	—	(76)
Balance - end of period	$397,387	$406,231	$803,618	$287,455	$366,862	$654,317

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the three months ended June 30, 2022, our MSR UPB decreased primarily due to voluntary reductions and net transfers to our subservicing and other portfolio, partially offset by originations. During the three months ended June 30, 2022, our subservicing and other portfolio UPB increased primarily due to portfolio growth from our subservicing clients, partially offset by dispositions.

Table 6.1 Servicing and Subservicing and Other Portfolio UPB Rollforward

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$339,208	$370,520	$709,728	$271,189	$336,513	$607,702
Additions:
Originations	18,404	—	18,404	44,530	2,878	47,408
Acquisitions / Increase in subservicing(1)	72,949	113,591	186,540	17,061	102,960	120,021
Deductions:
Dispositions	(685)	(45,573)	(46,258)	(68)	(5,945)	(6,013)
Principal reductions and other	(7,386)	(6,888)	(14,274)	(5,390)	(6,858)	(12,248)
Voluntary reductions(2)	(24,724)	(25,380)	(50,104)	(39,463)	(62,617)	(102,080)
Involuntary reductions(3)	(217)	(39)	(256)	(256)	(69)	(325)
Net changes in loans serviced by others	(162)	—	(162)	(148)	—	(148)
Balance - end of period	$397,387	$406,231	$803,618	$287,455	$366,862	$654,317

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

During the six months ended June 30, 2022, our MSR UPB increased primarily due to acquisitions, partially offset by voluntary reductions and principal reductions. During the six months ended June 30, 2022, our subservicing and other portfolio UPB increased primarily due to portfolio growth from our subservicing clients, partially offset by dispositions and voluntary reductions.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio(1)

			June 30, 2022	June 30, 2021
Loan count(2)			3,926,303	3,461,557
Average loan amount(3)			$204,645	$189,026
Average coupon - agency(4)			3.5%	3.8%
Average coupon - non-agency(4)			4.4%	4.4%
60+ delinquent (% of loans)(5)			2.7%	4.5%
90+ delinquent (% of loans)(5)			2.4%	4.2%
120+ delinquent (% of loans)(5)			2.2%	4.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total prepayment speed (12-month constant prepayment rate)	11.0%	26.0%	12.9%	28.4%

(1)Characteristics and key performance metrics of our servicing portfolio exclude UPB, and loan counts acquired but not yet boarded and currently serviced by others.
(2)As of June 30, 2022 and 2021, loan count includes 40,132 and 123,194 loans in forbearance related to the CARES Act, respectively.
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

Delinquency is an assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. Delinquency rates decreased from 2021 as the COVID-19 pandemic’s effect on the macroeconomic environment declines. Delinquency rates increased slightly when compared with first quarter of 2022 and due to macro-economic uncertainty, delinquency rates may continue to increase during the remainder of 2022; however, we do not anticipate a significant increase in foreclosures in excess of pre-pandemic levels due to the effectiveness of the forbearance programs in place and the historically high levels of equity that borrowers have accrued which provides borrowers with additional options.

Table 8. MSRs Loan Modifications and Workout Units

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Modifications(1)	11,899	17,545	(5,646)	30,316	33,180	(2,864)
Workouts(2)	13,822	18,036	(4,214)	27,903	36,377	(8,474)
Total modifications and workout units	25,721	35,581	(9,860)	58,219	69,557	(11,338)

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

Total modifications during the three and six months ended June 30, 2022 decreased compared to 2021 primarily due to a decrease in modifications related to loans impacted by the COVID-19 pandemic. Total workouts during the three and six months ended June 30, 2022 decreased compared to 2021 primarily due to a decrease in customers who were exiting forbearance plans, as there were fewer customers in forbearance.

Servicing Portfolio and Related Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value - beginning of period	$6,006	$3,354	$4,223	$2,703
Additions:
Servicing retained from mortgage loans sold	160	266	360	554
Purchases of servicing rights	163	151	1,178	218
Dispositions:
Sales of servicing assets	(285)	(10)	(289)	(12)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR fair value MTM):
Agency	338	(175)	1,114	197
Non-agency	(12)	(25)	10	124
Changes in valuation due to amortization:
Scheduled principal payments	(46)	(25)	(89)	(49)
Prepayments
Voluntary prepayments
Agency	(167)	(233)	(344)	(440)
Non-agency	(11)	(9)	(25)	(20)
Involuntary prepayments
Agency	(2)	(1)	(3)	(2)
Non-agency	—	—	—	—
Other changes(1)	7	14	16	34
Fair value - end of period	$6,151	$3,307	$6,151	$3,307

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of June 30, 2022 and December 31, 2021.

Excess Spread Financing

As further disclosed in Note 3, Mortgage Servicing Rights and Related Liabilities, in the Notes to the Condensed Consolidated Financial Statements, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR. In June 2022, the Company entered into an assignment agreement to repurchase excess spread liabilities for a total purchase price of $277.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments varies primarily due to (i) prepayment speeds (ii) recapture rates and (iii) discount rates. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of June 30, 2022 and December 31, 2021.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value - beginning of period	$815	$934	$768	$934
Additions:
New financings	—	—	—	—
Deductions:
Repayments	(292)	—	(292)	—
Settlements	(29)	(40)	(61)	(81)
Changes in fair value:
Agency	32	(29)	105	9
Non-agency	6	2	12	5
Fair value - end of period	$532	$867	$532	$867

Originations Segment

The strategy of our Originations segment is to originate or acquire new loans for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain our existing customers by providing them with attractive refinance and purchase transaction options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring loans at a more attractive cost than would be the case in bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Our Originations segment is one way that we help underserved consumers access the financial markets. In the six months ended June 30, 2022, our total originations included loans for 15,002 customers with low FICOs (<660), 23,071 customers with income below the U.S. median household income, 12,842 first-time homebuyers, and 4,259 veterans. During this time period, we originated a total of 15,923 Ginnie Mae loans, which are designed for first-time homebuyers and low- and moderate-income borrowers, comprising $4 billion in total proceeds. Once these loans are originated, these underserved borrowers become our servicing customers.

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

The following tables set forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Three Months Ended June 30,
	2022	2021	Change
Revenues
Service related, net - Originations(1)	$24	$45	$(21)
Net gain on mortgage loans held for sale
Net gain on loans originated and sold(2)	10	139	(129)
Capitalized servicing rights(3)	148	246	(98)
Total net gain on mortgage loans held for sale	158	385	(227)
Total revenues	182	430	(248)
Expenses
Salaries, wages and benefits	86	164	(78)
General and administrative
Loan origination expenses	15	26	(11)
Corporate and other general administrative expenses	15	17	(2)
Marketing and professional service fees	5	13	(8)
Depreciation and amortization	5	6	(1)
Total general and administrative	40	62	(22)
Total expenses	126	226	(100)
Other income (expenses)
Interest income	15	26	(11)
Interest expense	(10)	(23)	13
Total other income, net	5	3	2
Income before income tax expense	$61	$207	$(146)

Weighted average note rate - mortgage loans held for sale	4.6%	3.1%	1.5%
Weighted average cost of funds (excluding facility fees)	3.1%	2.1%	1.0%

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

Table 11.1 Originations - Key Metrics

	Three Months Ended June 30,
	2022	2021	Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$3,484	$8,634	$(5,150)
Other locked pull through adjusted volume(1)	3,001	9,724	(6,723)
Total pull through adjusted lock volume	$6,485	$18,358	$(11,873)
Funded volume	$7,767	$22,227	$(14,460)
Volume of loans sold	$9,400	$24,950	$(15,550)
Recapture percentage(2)	29.2%	31.9%	(2.7)%
Refinance recapture percentage(3)	59.7%	41.5%	18.2%
Purchase as a percentage of funded volume	37.2%	23.9%	13.3%
Value of capitalized servicing on retained settlements	194 bps	128 bps	66 bps

Originations Margin
Revenue	$182	$430	$(248)
Pull through adjusted lock volume	$6,485	$18,358	$(11,873)
Revenue as a percentage of pull through adjusted lock volume(4)	2.81%	2.34%	0.47%

Expenses(5)	$121	$223	$(102)
Funded volume	$7,767	$22,227	$(14,460)
Expenses as a percentage of funded volume(6)	1.56%	1.00%	0.56%

Originations Margin	1.25%	1.34%	(0.09)%

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

Income before income tax expense decreased for the three months ended June 30, 2022 as compared to 2021 primarily due to a decrease in total revenues from net gain on loans originated and sold and a decrease in capitalized servicing rights, partially offset by a decrease in total expenses due to lower salaries, wages, and benefits. The Originations Margin for the three months ended June 30, 2022 decreased as compared to 2021 primarily due to a higher ratio of expenses as a percentage of funded volume driven by a lower funded volume due to higher mortgage rates in 2022, partially offset by higher revenue as a percentage of pull through adjusted lock volume.

Originations Segment Revenues
Total revenues decreased during the three months ended June 30, 2022 compared to 2021 primarily driven by a decline in net gain on loans originated and sold and a decrease in capitalized servicing rights. Revenues from net gain on loans originated and sold decreased in connection with lower favorable fair value adjustment on loans held for sale and mark-to-market on interest rate locks and loan commitments, partially offset by a lower unfavorable mark-to-market adjustments on loans derivatives and hedges. Additionally, the decrease in capitalized servicing rights was primarily driven by lower origination volumes, partially offset by an increase in value of capitalized servicing retained on settlements due to higher mortgage rates in 2022.

Originations Segment Expenses
Total expenses during the three months ended June 30, 2022 decreased when compared to 2021 primarily due to a decline in salaries, wages and benefits expense, and loan origination expenses. Salaries, wages and benefits expense declined in 2022 primarily due to decreased headcount in both the direct-to-consumer and correspondent channels as a result of right sizing the organization consistent with lower origination volumes. Loan origination expenses declined in 2022 primarily due to cost reduction initiatives in connection with decreased origination volumes.

Originations Segment Other Income (Expenses), Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. Total other income, net, during the three months ended June 30, 2022 increased as compared to 2021 primarily due to lower interest expense, partially offset by a decrease in interest income both driven by lower funded volume.

Table 12. Originations Segment Results of Operations

	Six Months Ended June 30,
	2022	2021	Change
Revenues
Service related, net - Originations(1)	$66	$88	$(22)
Net gain on mortgage loans held for sale
Net gain on loans originated and sold(2)	129	417	(288)
Capitalized servicing rights(3)	311	520	(209)
Total net gain on mortgage loans held for sale	440	937	(497)
Total revenues	506	1,025	(519)
Expenses
Salaries, wages and benefits	207	331	(124)
General and administrative
Loan origination expenses	35	53	(18)
Corporate and other general administrative expenses	32	37	(5)
Marketing and professional service fees	17	26	(9)
Depreciation and amortization	9	10	(1)
Total general and administrative	93	126	(33)
Total expenses	300	457	(157)
Other income (expenses)
Interest income	32	49	(17)
Interest expense	(22)	(48)	26
Total other income, net	10	1	9
Income before income tax expense	$216	$569	$(353)

Weighted average note rate - mortgage loans held for sale	3.8%	3.0%	0.8%
Weighted average cost of funds (excluding facility fees)	2.6%	2.2%	0.4%

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

Table 12.1 Originations - Key Metrics

	Six Months Ended June 30,
	2022	2021	Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$10,230	$18,956	$(8,726)
Other locked pull through adjusted volume(1)	6,587	22,669	(16,082)
Total pull through adjusted lock volume	$16,817	$41,625	$(24,808)
Funded volume	$19,340	$47,360	$(28,020)
Volume of loans sold	$23,090	$51,261	$(28,171)
Recapture percentage(2)	34.2%	31.5%	2.7%
Refinance recapture percentage(3)	52.9%	38.6%	14.3%
Purchase as a percentage of funded volume	28.5%	17.7%	10.8%
Value of capitalized servicing on retained settlements	179 bps	128 bps	51 bps

Originations Margin
Revenue	$506	$1,025	$(519)
Pull through adjusted lock volume	$16,817	$41,625	$(24,808)
Revenue as a percentage of pull through adjusted lock volume(4)	3.01%	2.46%	0.55%

Expenses(5)	$290	$456	$(166)
Funded volume	$19,340	$47,360	$(28,020)
Expenses as a percentage of funded volume(6)	1.50%	0.96%	0.54%

Originations Margin	1.51%	1.50%	0.01%

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

Income before income tax expense decreased for the six months ended June 30, 2022 as compared to 2021 primarily due to a decrease in total revenues from net gain on loans originated and sold and a decrease in capitalized servicing rights, partially offset by a decrease in total expenses due to lower salaries, wages, and benefits. The Originations Margin for the six months ended June 30, 2022 increased as compared to 2021 primarily due to a higher ratio of revenue as a percentage of pull through adjusted lock volume driven by higher margins from a shift in channel mix from correspondent to direct-to-consumer, partially offset by higher expenses as a percentage of funded volume. Direct-to-consumer channel mix for the six months ended June 30, 2022 was 61% compared to 46% in 2021.

Originations Segment Revenues
Total revenues decreased during the six months ended June 30, 2022 compared to 2021 primarily driven by a decline in net gain on loans originated and sold and a decrease in capitalized servicing rights. Revenues from net gain on loans originated and sold decreased in connection with lower favorable mark-to-market adjustments on loans derivatives and hedges, partially offset by a lower unfavorable mark-to-market on interest rate locks and loan commitments and fair value adjustment on loans held for sale. Additionally, the decrease in capitalized servicing rights was primarily driven by lower origination volumes, partially offset by an increase in value of capitalized servicing retained on settlements due to higher mortgage rates in 2022.

Originations Segment Expenses
Total expenses during the six months ended June 30, 2022 decreased when compared to 2021 primarily due to a decline in salaries, wages and benefits expense, and loan origination expenses. Salaries, wages and benefits expense declined in 2022 primarily due to decreased headcount as we right sized the organization in both the direct-to-consumer and correspondent channels as a result of lower origination volumes. Loan origination expenses declined in 2022 primarily due to cost reduction initiatives in connection with decreased origination volumes.

Originations Segment Other Income (Expenses), Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. Total other income, net, during the six months ended June 30, 2022 increased as compared to 2021 primarily due to lower interest expense, partially offset by a decrease in interest income both driven by lower funded volume.

Corporate/Other

Corporate/Other represents unallocated overhead expenses, including the costs of executive management and other corporate functions that are not directly attributable to our operating segments, and interest expense on our unsecured senior notes. In the third quarter of 2021, we began presenting the Xome financial results under Corporate/Other due to the sale of our Title, Valuation and Field Services businesses. Prior periods amounts have been updated to reflect the change in segment presentation. Xome continues to operate its REO exchange business, which facilitates the sale of foreclosed properties. See Note 16, Segment Information, for further details on the change in reportable segments.

The following table set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Corporate/Other - Operations
Total revenues	$22	$39	$(17)	$34	$135	$(101)
Total expenses	59	78	(19)	100	191	(91)
Interest expense	40	31	9	80	61	19
Other (expense) income, net	(5)	486	(491)	217	486	(269)

Key Metrics
Average exchange inventory under management	19,454	14,196	5,258	16,812	14,203	2,609

Total revenues and total expenses decreased during the three and six months ended June 30, 2022 as compared to 2021 primarily due to sale of our Title business in 2021.

Interest expense increased in the three and six months ended June 30, 2022 as compared to 2021 primarily due to the issuance of the unsecured senior notes due 2031 in the fourth quarter of 2021.

The change in other (expense) income, net, in the three months ended June 30, 2022 as compared to 2021 was primarily due to a gain of $487 that was recorded in the second quarter of 2021 upon completion of the sale of our Title business. The change in other (expense) income, net, in the six months ended June 30, 2022 as compared to 2021 was primarily due to a gain of $223 that was recorded in the first quarter of 2022 upon completion of the Sagent Transaction as compared to a gain of $487 that was recorded in the second quarter of 2021 upon completion of the sale of our Title business.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR facilities and other facilities. We held cash and cash equivalents on hand of $514 as of June 30, 2022 compared to $895 as of December 31, 2021. During the six months ended June 30, 2022, we bought back 3.0 million shares of our outstanding common stock for a total cost of $135 as part of our stock repurchase program. We have sufficient borrowing capacity to support our operations. During the three months ended June 30, 2022, we increased capacity on our MSR facilities by $600, including a new multi-year $400 facility and an additional $200 upsize to an existing facility. As of June 30, 2022, total borrowing capacity was $16,000, of which $12,588 was unused.

As of June 30, 2022, our total advance facility capacity was $1,175, of which $652 remained unused. For more information on our advance facilities, see Note 9, Indebtedness in the Notes to the Condensed Consolidated Financial Statements.

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

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Six Months Ended June 30,
	2022	2021	Change
Net cash attributable to:
Operating activities	$2,582	$(114)	$2,696
Investing activities	(885)	(247)	(638)
Financing activities	(2,109)	354	(2,463)
Net (decrease) in cash, cash equivalents, and restricted cash	$(412)	$(7)	$(405)

Operating activities
Our operating activities generated cash of $2,582 during the six months ended June 30, 2022 compared to cash used of $114 in 2021. The change in cash attributable to operating activities was primarily related to continuing operations, driven by $2,454 in cash generated from originations net sales activities in 2022 compared to $449 of cash used in 2021, as a result of sales proceeds and loan payment proceeds exceeding loan purchases.

Investing activities
Our investing activities used cash of $885 during the six months ended June 30, 2022 compared to cash used of $247 in 2021. The increase in cash used in investing activities was primarily related to continuing operations, driven by an increase of $934 in cash used for the purchase of mortgage servicing rights in 2022, partially offset by an increase of $262 in cash generated by proceeds on sales of mortgage servicing rights.

Financing activities
Our financing activities used cash of $2,109 during the six months ended June 30, 2022 compared to cash generated of $354 in 2021. The change in cash attributable to financing activities was primarily related to continuing operations, driven by a net repayment of $1,597 in 2022 compared to net borrowing of $1,047 in 2021 on our advance and warehouse facilities.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. These covenants are measured at our operating subsidiary, Nationstar Mortgage LLC. As of June 30, 2022, we were in compliance with our required financial covenants.

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

As of June 30, 2022, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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

Table 15. Debt

	June 30, 2022	December 31, 2021
Advance facilities principal amount	$523	$614
Warehouse facilities principal amount	1,939	4,125
MSR facilities principal amount	950	270
Unsecured senior notes principal amount	2,700	2,700

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of June 30, 2022, we had a total borrowing capacity of $1,175, of which we could borrow an additional $652.

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of June 30, 2022, we had a total borrowing capacity of $14,825 for warehouse and MSR facilities, of which we could borrow an additional $11,936.

Unsecured Senior Notes
In 2021, we completed an offering of an unsecured senior note with a maturity date of 2031. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.125% to 6.000%. For more information regarding our indebtedness, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations
As of June 30, 2022, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Accounting Standards Update 2020-04 and 2021-01, collectively implemented as Accounting Standards Codification Topic 848 (“ASC 848”), Reference Rate Reform provide temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedge accounting and other transactions affected by the transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reasons, interest rates on our floating rate loans, obligation derivatives, and other financial instruments tied to LIBOR rates, may be affected and need renegotiation with its lenders. In January 2021, ASU 2021-01 was issued to clarify that all derivatives instruments affected by changes to the interests’ rates used for discounting, margining alignment due to reference rate reform are in scope of ASC 848. ASU 2020-04 and ASU 2021-01 were effective March 2020 and January 2021, respectively, for contract modifications, existing hedging relationships and other impacted transactions through December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. We have not elected to apply any of the amendments through June 30, 2022 and are currently assessing the impact of ASU 2020-04 and ASU 2021-01 on our consolidated financial statements.

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

Exchange inventory. Consists of Xome’s residential real estate inventory ranging from pre-foreclosure to bank-owned properties.

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

We used June 30, 2022 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2022 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 16. Change in Fair Value

	June 30, 2022
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(162)	$150
Mortgage loans held for sale at fair value	9	(10)
Derivative financial instruments:
Interest rate lock commitments	15	(18)
Forward MBS trades	(11)	13
Treasury futures	1	(1)
Total change in assets	(148)	134
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(2)	2
Excess spread financing at fair value	(6)	5
Derivative financial instruments:
Interest rate lock commitments	(2)	3
Forward MBS trades	7	(8)
Treasury futures	(24)	24
Total change in liabilities	(27)	26
Total, net change	$(121)	$108

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2022.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2022, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2021, our Board of Directors authorized a stock repurchase plan that allows the repurchase of up to $500 of our outstanding common stock. During the three months ended June 30, 2022, we repurchased shares of our common stock at a total cost of $100 under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 2022	—	$—	—	$217
May 2022	1,929	$44.35	1,929	$131
June 2022	332	$43.66	332	$117
Total	2,261		2,261

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1
Mortgage Loan Participation Sale Agreement dated as of August 30, 2016 between JPMorgan Chase Bank, National Association, as purchaser and Nationstar Mortgage LLC, as seller, conformed through Amendment No. 7
X
10.2
Omnibus Amendment, Consent and Acknowledgment Agreement, effective as of February 1, 2019 by and between JPMorgan Chase Bank, National Association, as Purchaser and Nationstar Mortgage LLC (successor by merger to Pacific Union Financial, LLC), as seller
X
10.3
Master Repurchase Agreement dated as of May 17, 2019 among Nationstar Sub 1J LLC and Nationstar REO Sub 1J LLC, as seller parties, Nationstar Mortgage LLC, as guarantor and JPMorgan Chase Bank, National Association, as buyer, conformed through Amendment No. 9
X
10.4
Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as initial lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent
X
10.5
Amendment No. 1 to Loan and Security Agreement, dated as of September 17, 2021 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as initial lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent
X
10.6
Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor
X
10.7
Amendment Number Nineteen to the Second Amended and Restated Master Repurchase Agreement dated as of January29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller dated June 3, 2022
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

MR. COOPER GROUP INC.

July 27, 2022	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

July 27, 2022	/s/ Jaime Gow
Date	Jaime Gow Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)