Form 10-Q
period 2022-09-30
Mr. Cooper Group Inc.
filed 2022-10-26
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of October 21, 2022 was 70,564,728.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$530	$895
Restricted cash	148	146
Mortgage servicing rights at fair value	6,408	4,223
Advances and other receivables, net of reserves of $143 and $167, respectively	831	1,228
Mortgage loans held for sale at fair value	1,581	4,381
Property and equipment, net of accumulated depreciation of $116 and $122, respectively	69	98
Deferred tax assets, net	711	991
Other assets	2,537	2,242
Total assets	$12,815	$14,204

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,673	$2,670
Advance and warehouse facilities, net	3,070	4,997
Payables and other liabilities	2,428	2,392
MSR related liabilities - nonrecourse at fair value	539	778
Total liabilities	8,710	10,837
Commitments and contingencies (Note 15)
Preferred stock at $0.00001 - 10 million shares authorized, zero shares issued, zero shares outstanding; aggregate liquidation preference of zero	—	—
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,099	1,116
Retained earnings	3,801	2,879
Treasury shares at cost - 22.7 million and 19.4 million shares, respectively	(796)	(630)
Total Mr. Cooper stockholders’ equity	4,105	3,366
Non-controlling interests	—	1
Total stockholders’ equity	4,105	3,367
Total liabilities and stockholders’ equity	$12,815	$14,204

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Service related, net	$395	$288	$1,610	$860
Net gain on mortgage loans held for sale	115	572	551	1,833
Total revenues	510	860	2,161	2,693
Expenses:
Salaries, wages and benefits	183	251	614	805
General and administrative	133	151	368	476
Total expenses	316	402	982	1,281
Interest income	83	66	169	163
Interest expense	(104)	(118)	(321)	(363)
Other (expense) income, net	(20)	8	197	494
Total other (expense) income, net	(41)	(44)	45	294
Income from continuing operations before income tax expense	153	414	1,224	1,706
Less: Income tax expense	40	104	302	410
Net income from continuing operations	113	310	922	1,296
Net (loss) income from discontinued operations	—	(11)	—	3
Net income	113	299	922	1,299
Less: Undistributed earnings attributable to participating stockholders	—	1	—	9
Less: Premium on retirement of preferred stock	—	28	—	28
Net income attributable to common stockholders	$113	$270	$922	$1,262

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$1.59	$3.56	$12.71	$14.85
Diluted	$1.55	$3.42	$12.37	$14.20

Earnings from discontinued operations per common share attributable to Mr. Cooper:
Basic	$—	$(0.14)	$—	$0.04
Diluted	$—	$(0.13)	$—	$0.03

Earnings per common share attributable to Mr. Cooper:
Basic	$1.59	$3.42	$12.71	$14.89
Diluted	$1.55	$3.29	$12.37	$14.23

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at June 30, 2021	1,000	$—	86,149	$1	$1,120	$2,434	$(206)	$3,349	$1	$3,350
Shares issued / (surrendered) under incentive compensation plan	—	—	45	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	7	—	—	7	—	7
Repurchase of common stock	—	—	(11,073)	—	—	—	(368)	(368)	—	(368)
Retirement of preferred stock	(1,000)	—	—	—	(19)	(9)	—	(28)	—	(28)
Net income	—	—	—	—	—	299	—	299	—	299
Balance at September 30, 2021	—	$—	75,121	$1	$1,108	$2,724	$(574)	$3,259	$1	$3,260

Balance at June 30, 2022	—	$—	71,651	$1	$1,094	$3,688	$(747)	$4,036	$1	$4,037
Shares issued / (surrendered) under incentive compensation plan	—	—	42	—	(2)	—	1	(1)	—	(1)
Share-based compensation	—	—	—	—	7	—	—	7	—	7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Repurchase of common stock	—	—	(1,136)	—	—	—	(50)	(50)	—	(50)
Net income	—	—	—	—	—	113	—	113	—	113
Balance at September 30, 2022	—	$—	70,557	$1	$1,099	$3,801	$(796)	$4,105	$—	$4,105

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2021	1,000	$—	89,457	$1	$1,126	$1,434	$(58)	$2,503	$1	$2,504
Shares issued / (surrendered) under incentive compensation plan	—	—	1,242	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	—	—	21	—	—	21	—	21
Repurchase of common stock	—	—	(15,578)	—	—	—	(516)	(516)	—	(516)
Retirement of preferred stock	(1,000)	—	—	—	(19)	(9)	—	(28)	—	(28)
Net income	—	—	—	—	—	1,299	—	1,299	—	1,299
Balance at September 30, 2021	—	$—	75,121	$1	$1,108	$2,724	$(574)	$3,259	$1	$3,260

Balance at January 1, 2022	—	$—	73,777	$1	$1,116	$2,879	$(630)	$3,366	$1	$3,367
Shares issued / (surrendered) under incentive compensation plan	—	—	898	—	(41)	—	19	(22)	—	(22)
Share-based compensation	—	—	—	—	24	—	—	24	—	24
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Repurchase of common stock	—	—	(4,118)	—	—	—	(185)	(185)	—	(185)
Net income	—	—	—	—	—	922	—	922	—	922
Balance at September 30, 2022	—	$—	70,557	$1	$1,099	$3,801	$(796)	$4,105	$—	$4,105

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$922	$1,299
Less: Net income from discontinued operations	—	3
Net income from continuing operations	922	1,296
Adjustments to reconcile net income from continuing operations to net cash attributable to operating activities:
Deferred tax expense	280	326
Net gain on mortgage loans held for sale	(551)	(1,833)
Provision for servicing and non-servicing reserves	22	28
Fair value changes in mortgage servicing rights	(719)	296
Fair value changes in MSR related liabilities	134	(7)
Depreciation and amortization for property and equipment and intangible assets	29	45
Gain on sale of business	—	(494)
Gain on disposition of assets	(223)	—
Loss on MSR hedging activities	329	82
Other operating activities	75	40
Repurchases of loan assets out of Ginnie Mae securitizations	(2,904)	(8,530)
Mortgage loans originated and purchased for sale, net of fees	(25,120)	(67,507)
Sales proceeds and loan payment proceeds for mortgage loans held for sale	30,440	74,968
Changes in assets and liabilities:
Advances and other receivables	355	(41)
Other assets	287	236
Payables and other liabilities	(212)	(289)
Net cash attributable to operating activities - continuing operations	3,144	(1,384)
Net cash attributable to operating activities - discontinued operations	—	614
Net cash attributable to operating activities	3,144	(770)

Investing Activities
Sale of business, net of cash divested	—	432
Property and equipment additions, net of disposals	(14)	(33)
Purchase of mortgage servicing rights	(1,257)	(431)
Proceeds on sale of mortgage servicing rights	284	13
Other investing activities	—	1
Net cash attributable to investing activities - continuing operations	(987)	(18)
Net cash attributable to investing activities - discontinued operations	—	1,029
Net cash attributable to investing activities	(987)	1,011

Financing Activities
(Decrease) increase in advance and warehouse facilities	(1,933)	1,950
Repayments of excess spread financing	(293)	—
Settlements of excess spread financing	(80)	(118)
Repurchase of common stock	(185)	(516)
Retirement of preferred stock	—	(28)
Other financing activities	(29)	(33)
Net cash attributable to financing activities - continuing operations	(2,520)	1,255
Net cash attributable to financing activities - discontinued operations	—	(1,495)
Net cash attributable to financing activities	(2,520)	(240)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(363)	1
Cash, cash equivalents, and restricted cash - beginning of period	1,041	913
Cash, cash equivalents, and restricted cash - end of period(1)	$678	$914

Supplemental Disclosures of Non-cash Investing Activities
Equity consideration received from disposition of assets	$250	$—
Purchase of mortgage servicing rights	$7	$12
Forward mortgage servicing rights sales price holdback	$15	$2
Equity consideration received from sale of business	$—	$53

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$530	$731
Restricted cash	148	118
Restricted cash within assets of discontinued operations	—	65
Total cash, cash equivalents, and restricted cash	$678	$914
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

Recent Accounting Guidance Adopted
The Company did not adopt any accounting guidance during the nine months ended September 30, 2022 that had a material impact on its condensed consolidated financial statements or disclosures.

2. Dispositions

Sale of Mortgage Servicing Platform
On March 31, 2022, the Company completed the sale of certain assets and liabilities of its servicing and subservicing technology platform for performing and non-performing mortgage loans (the “Mortgage Servicing Platform”) to Sagent M&C, LLC (“Sagent”), in exchange for Class A-1 Common Units equal to 19.9% ownership of Sagent, and the sale of certain tangible personal property of the Company used in the conduct of the Mortgage Servicing Platform in exchange for $9.9 in cash, for total consideration of $260 (the “Sagent Transaction”). In connection with the Sagent Transaction, the Company recorded a gain of $223, which was included in “other income, net” within the condensed consolidated statements of operations, and recorded $4 transaction costs during the nine months ended September 30, 2022. No transaction costs were recorded in the three months ended September 30, 2022. The net carrying amount of assets and liabilities transferred in connection with the Sagent Transaction was $31 and reported under Corporate/Other.

The Company accounted for the equity interest under the equity method of accounting, as the Company has the ability to exercise significant influence over Sagent’s operating and financial decisions but does not own a majority equity interest or otherwise control the respective entity. Under the equity method of accounting, the investment is initially stated at cost and subsequently adjusted for additional investments and the Company’s proportionate share of Sagent’s earnings or losses and distributions. The initial cost of the equity interest recorded was $250, which represented the fair value as of March 31, 2022. The Company recorded a $5 loss during the three and nine months ended September 30, 2022 related to the Company's proportionate share of net loss of Sagent. The Company’s investment in Sagent was $245 as of September 30, 2022.

Sale of Reverse Servicing Portfolio
In 2021, the Company completed the sale of its reverse servicing portfolio, operating under Champion Mortgage brand (“Champion”), to Mortgage Assets Management, LLC and its affiliates (“MAM”) for total consideration of $1,640. Upon close of the transaction, MAM assumed Champion’s reverse portfolio and related operations. The Company recorded transaction costs of $5 during the nine months ended September 30, 2021. There were no transaction costs recorded for the three months ended September 30, 2021. The carrying amounts of assets and liabilities associated with the reverse servicing operation were reported under the Servicing segment. The sale of business represents a strategic shift in the Company’s operations. Therefore, the sale of the reverse servicing portfolio qualifies for reporting as discontinued operations, and the related results of operations are reported as discontinued operations in the condensed consolidated statements of operations for prior periods presented.

As part of the transaction, the Company entered into a transitional servicing agreement with MAM, under which the Company was compensated for continuing to subservice the reverse loans through the date that the loans were transferred out of Company’s servicing system. The transfer of the loans out of the Company’s servicing system was completed on April 1, 2022. In addition, the Company retained certain loans, primarily related to previously liquidated loans. As of September 30, 2022, the retained total assets and total liabilities were $38 and $27, respectively. As of December 31, 2021, the retained total assets and total liabilities were $55 and $39, respectively. The retained assets and liabilities are included in “other assets”, and “payables and other liabilities”, respectively, on the condensed consolidated balance sheets.

The following table sets forth the condensed consolidated statements of operations data for discontinued operations for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue - service related, net	$4	$13
Salaries, wages and benefits expense	(7)	(23)
General and administrative expense	(14)	50
Interest income	31	118
Interest expense	(26)	(90)
Loss on classification as discontinued operations	(3)	(64)
(Loss) income from discontinued operations before income tax (benefit) expense	(15)	4
Less: Income tax (benefit) expense	(4)	1
Net (loss) income from discontinued operations	$(11)	$3

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities. In estimating the fair value of all mortgage servicing rights and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	September 30, 2022	December 31, 2021
MSRs - fair value	$6,408	$4,223

Excess spread financing - fair value	$519	$768
Mortgage servicing rights financing - fair value	20	10
MSR related liabilities - nonrecourse at fair value	$539	$778

Mortgage Servicing Rights
The following table sets forth the activities of MSRs:

	Nine Months Ended September 30,
MSRs - Fair Value	2022	2021
Fair value - beginning of period	$4,223	$2,703
Additions:
Servicing retained from mortgage loans sold	481	790
Purchases of servicing rights	1,256	438
Dispositions:
Sales of servicing assets	(293)	(13)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	1,363	476
Changes in valuation due to amortization	(644)	(772)
Other changes	22	44
Fair value - end of period	$6,408	$3,666

During the nine months ended September 30, 2022 and 2021, the Company sold $20,723 and $1,266 in unpaid principal balance (“UPB”) of MSRs, of which $19,692 and $1,144 were retained by the Company as subservicer, respectively.

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

The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	September 30, 2022		December 31, 2021
MSRs - UPB and Fair Value Breakdown by Investor Pools	UPB	Fair Value	UPB	Fair Value
Agency	$363,637	$6,068	$302,851	$3,859
Non-agency	31,769	340	36,357	364
Total	$395,406	$6,408	$339,208	$4,223

Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Discount Rate		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2022
Mortgage servicing rights	$(266)	$(512)	$(142)	$(276)	$(66)	$(132)

December 31, 2021
Mortgage servicing rights	$(141)	$(272)	$(148)	$(286)	$(46)	$(93)

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

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $519 and $768 as of September 30, 2022 and December 31, 2021, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability. In June 2022, the Company entered into an assignment agreement with an investor to repurchase excess spread liabilities for a total purchase price of $277.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2022
Excess spread financing	$20	$41	$12	$24

December 31, 2021
Excess spread financing	$26	$54	$28	$58

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $20 and $10 as of September 30, 2022 and December 31, 2021, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Servicing Segment Revenues
The following table sets forth the items comprising total revenues for the Servicing segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenues - Servicing	2022	2021	2022	2021
Contractually specified servicing fees(1)	$371	$280	$1,076	$831
Other service-related income(1)	—	158	68	517
Incentive and modification income(1)	5	10	23	38
Late fees(1)	19	19	57	53
Mark-to-market adjustments(2)	124	151	877	376
Amortization, net of accretion(3)	(169)	(202)	(570)	(567)
Other(4)	(18)	(65)	(88)	(224)
Total revenues - Servicing	$332	$351	$1,443	$1,024

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues. Amounts also include servicing fees from loans sold with servicing retained of $172 and $488 for the three and nine months ended September 30, 2022 and $128 and $353 for three and nine months ended September 30, 2021, respectively.
(2)Mark-to-market (“MTM”) adjustments include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $10 and $8 for the three months ended September 30, 2022 and 2021 and $22 and $28 for the nine months ended September 30, 2022 and 2021, respectively.
(3)Amortization is net of excess spread accretion of $14 and $59 during the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, amortization is net of excess spread accretion of $74 and $205, respectively.
(4)Other represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements, portfolio runoff and the payments made associated with MSR financing arrangements.

4. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	September 30, 2022	December 31, 2021
Servicing advances, net of $12 and $19 purchase discount, respectively	$854	$1,263
Receivables from agencies, investors and prior servicers, net of $7 and $12 purchase discount, respectively	120	132
Reserves	(143)	(167)
Total advances and other receivables, net	$831	$1,228

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reserves for Advances and Other Receivables	2022	2021	2022	2021
Balance - beginning of period	$150	$191	$167	$208
Provision and other additions(1)	19	18	53	59
Write-offs	(26)	(37)	(77)	(95)
Balance - end of period	$143	$172	$143	$172

(1)The Company recorded a provision of $10 and $8 through the MTM adjustments in “revenues - service related, net”, in the condensed consolidated statements of operations during the three months ended September 30, 2022 and 2021, respectively, and $22 and $28 during the nine months ended September 30, 2022 and 2021, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended September 30,
	2022		2021
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$14	$8	$31	$20
Utilization of purchase discounts	(2)	(1)	(1)	(7)
Balance - end of period	$12	$7	$30	$13

	Nine Months Ended September 30,
	2022		2021
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$19	$12	$72	$21
Utilization of purchase discounts	(7)	(5)	(42)	(8)
Balance - end of period	$12	$7	$30	$13

Credit Loss for Advances and Other Receivables
As of September 30, 2022, the total current expected credit loss (“CECL”) reserve was $34, of which $27 and $7 were recorded in reserves and purchase discount for advances and other receivables, respectively. There were no material changes to CECL reserves in 2022. As of September 30, 2021, the total CECL reserve was $29, of which $19 and $10 were recorded in reserves and purchase discount for advances and other receivables, respectively. There were no material changes to CECL reserves in 2021 except for a write-off of $16 in the three and nine months ended September 30, 2021.

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

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	September 30, 2022	December 31, 2021
Mortgage loans held for sale – UPB	$1,670	$4,257
Mark-to-market adjustment(1)	(89)	124
Total mortgage loans held for sale	$1,581	$4,381

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in “net gain on mortgage loans held for sale” in the condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Nine Months Ended September 30,
Mortgage Loans Held for Sale	2022	2021
Balance - beginning of period	$4,381	$5,720
Loans sold	(30,648)	(73,822)
Mortgage loans originated and purchased, net of fees	25,120	67,507
Repurchase of loans out of Ginnie Mae securitizations	2,904	8,530
Net change in unrealized (loss) gain on retained loans held for sale	(177)	1
Net transfers of mortgage loans held for sale(1)	1	3
Balance - end of period	$1,581	$7,939

(1)Amount reflects transfers to other assets for loans transitioning into REO status and transfers to advances and other receivables, net, for claims made on certain government insurance mortgage loans. Transfers out are net of transfers in upon receipt of proceeds from an REO sale or claim filing.

During the nine months ended September 30, 2022, the Company received proceeds of $30,440 on the sale of mortgage loans held for sale, resulting in a loss of $562. During the nine months ended September 30, 2021, the Company received proceeds of $74,968 on the sale of mortgage loans held for sale, resulting in a gain of $1,146.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	September 30, 2022		December 31, 2021
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$108	$93	$104	$94

(1)Non-accrual UPB includes $97 and $94 of UPB related to Ginnie Mae repurchased loans as of September 30, 2022 and December 31, 2021, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $52 and $16 as of September 30, 2022 and December 31, 2021, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $1,575 and $1,496 as of September 30, 2022 and December 31, 2021, respectively, which are included in both “other assets” and “payables and other liabilities” in the condensed consolidated balance sheets. Loans subject to repurchase from Ginnie Mae as of September 30, 2022 and December 31, 2021 include $1,403 and $1,301 loans in forbearance related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), respectively, whereby no payments have been received from borrowers for greater than 90 days.

7. Goodwill and Intangible Assets

The Company had goodwill of $120 as of September 30, 2022 and December 31, 2021, and intangible assets of $9 and $14 as of September 30, 2022 and December 31, 2021, respectively. Goodwill and intangible assets are included in “other assets” within the condensed consolidated balance sheets.

8. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to the Originations and Servicing segments. Derivative instruments utilized by the Company primarily include interest rate lock commitments (“IRLCs”), loan purchase commitments (“LPCs”), forward Mortgage Backed Securities (“MBS”) purchase commitments, Eurodollar and Treasury futures and interest rate swap futures. The changes in value on the derivative instruments associated with hedging loans held for sale fair value are recorded in earnings as a component of “net gain on mortgage loans held for sale” on the condensed consolidated statements of operations and condensed consolidated statement of cash flows, while changes in the value of derivative instruments associated with the MSR portfolio fair value are recorded in “service related, net” on the condensed consolidated statements of operations and in “loss on MSR hedging activities” on the condensed consolidated statements of cash flows.

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments. Gains/(losses) include both realized and unrealized gains/(losses) of each derivative financial instrument.

		September 30, 2022		Nine Months Ended September 30, 2022
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2022	$439	$(3)	$(28)
Derivative financial instruments
IRLCs	2022	$1,118	$21	$(113)
LPCs	2022	53	1	(2)
Forward MBS trades	2022	2,296	74	542
Treasury futures	2022	—	—	4
Total derivative financial instruments - assets		$3,467	$96	$431
Liabilities
Derivative financial instruments
IRLCs	2022	$551	$8	$(8)
LPCs	2022	223	5	(2)
Forward MBS trades	2022	458	19	(72)
Treasury futures	2022	806	62	(262)
Total derivative financial instruments - liabilities		$2,038	$94	$(344)

		September 30, 2021		Nine Months Ended September 30, 2021
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2021	$1,435	$29	$(73)
Derivative financial instruments
IRLCs	2021	$6,167	$167	$(247)
LPCs	2021	887	6	(33)
Forward MBS trades	2021	12,770	61	240
Swap futures	2021	—	—	1
Total derivative financial instruments - assets		$19,824	$234	$(39)
Liabilities
Derivative financial instruments
IRLCs	2021	$25	$—	$—
LPCs	2021	2,208	13	(12)
Forward MBS trades	2021	6,553	23	(122)
Swap futures	2021	700	12	(18)
Total derivative financial instruments - liabilities		$9,486	$48	$(152)

The Company held $23 and $27 in collateral deposits as of September 30, 2022 and December 31, 2021, respectively. Collateral deposits are recorded in “other assets” in the Company’s condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

9. Indebtedness

Advance and Warehouse Facilities

				September 30, 2022		December 31, 2021
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$350 advance facility	October 2024	Servicing advance receivables	$350	$150	$182	$160	$197
$350 advance facility	January 2023	Servicing advance receivables	350	130	154	162	190
$300 advance facility(1)	November 2024	Servicing advance receivables	300	206	290	234	318
$75 advance facility	December 2022	Servicing advance receivables	75	46	48	58	89
Advance facilities principal amount				532	674	614	794

Warehouse Facilities
$1,500 warehouse facility	February 2023	Mortgage loans or MBS	1,500	427	531	1,224	1,341
$1,500 warehouse facility	June 2023	Mortgage loans or MBS	1,500	328	341	356	345
$1,000 warehouse facility	October 2023	Mortgage loans or MBS	1,000	235	244	991	1,024
$750 warehouse facility(2)	October 2022	Mortgage loans or MBS	750	258	274	256	270
$500 warehouse facility(3)	September 2024	Mortgage loans or MBS	500	144	157	409	425
$500 warehouse facility	June 2023	Mortgage loans or MBS	500	24	30	39	39
$500 warehouse facility	August 2023	Mortgage loans or MBS	500	12	13	38	39
$450 warehouse facility	April 2023	Mortgage loans or MBS	450	—	—	87	89
$300 warehouse facility	August 2023	Mortgage loans or MBS	300	55	58	419	430
$250 warehouse facility	April 2023	Mortgage loans or MBS	250	—	—	5	6
$200 warehouse facility	June 2023	Mortgage loans or MBS	200	5	8	188	194
$200 warehouse facility	April 2023	Mortgage loans or MBS	200	13	17	46	58
$125 warehouse facility	December 2022	Mortgage loans or MBS	125	3	3	67	67
$30 warehouse facility(4)	January 2022	Mortgage loans or MBS	—	—	—	—	—
Warehouse facilities principal amount				1,504	1,676	4,125	4,327

MSR Facilities
$900 warehouse facility(1)	November 2024	MSR	900	260	2,028	260	1,107
$600 warehouse facility	April 2023	MSR	600	325	911	—	838
$500 warehouse facility(3)	September 2024	MSR	500	180	1,435	—	745
$400 warehouse facility(5)	June 2024	MSR	400	250	705	—	—
$50 warehouse facility	November 2023	MSR	50	25	75	10	124
MSR facilities principal amount				1,040	5,154	270	2,814

Advance, warehouse and MSR facilities principal amount				3,076	$7,504	5,009	$7,935
Unamortized debt issuance costs				(6)		(12)
Advance and warehouse facilities, net				$3,070		$4,997

(1)Total capacity for this facility is $1,200, of which $300 is internally allocated for advance financing and $900 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations. The capacity was increased in October 2022 to $1,400, with $300 internally allocated for advance financing and $1,100 internally allocated for MSR financing.
(2)This facility was terminated in October 2022.
(3)The capacity amount for this facility is $1,000, of which $500 is a sublimit for MSR financing.
(4)This facility was terminated in January 2022.
(5)The capacity was increased in October 2022 to $500.

The weighted average interest rate for advance facilities was 4.5% and 2.7% for the three months ended September 30, 2022 and 2021, and 3.4% and 2.9% for the nine months ended September 30, 2022 and 2021, respectively. The weighted average interest rate for warehouse and MSR facilities was 4.6% and 1.9% for three months ended September 30, 2022 and 2021, and 3.3% and 2.0% for the nine months ended September 30, 2022 and 2021, respectively.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	September 30, 2022	December 31, 2021
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	$850	$850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
Unsecured senior notes principal amount	2,700	2,700
Unamortized debt issuance costs	(27)	(30)
Unsecured senior notes, net	$2,673	$2,670

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the nine months ended September 30, 2022 and 2021.

As of September 30, 2022, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2022 through 2026	$—
Thereafter	2,700
Total unsecured senior notes principal amount	$2,700

Interest Expense
Interest expense primarily includes interest incurred on advance and warehouse facilities, unsecured senior notes, excess spread financing and compensating bank balances, as well as bank fees. The Company incurred interest expense related to advance and warehouse facilities, unsecured senior notes and excess spread financing of $90 and $266 for the three and nine months ended September 30, 2022, respectively, and $95 and $278 for the three and nine months ended September 30, 2021, respectively.

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of September 30, 2022.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	September 30, 2022	December 31, 2021
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$62	$50
Advances and other receivables, net	336	387
Total assets	$398	$437

Liabilities
Advance facilities, net(1)	$280	$322
Payables and other liabilities	1	1
Total liabilities	$281	$323

(1)Refer to advance facilities in Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	September 30, 2022	December 31, 2021
Total collateral balances - UPB	$1,002	$1,122
Total certificate balances	$975	$1,112

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of September 30, 2022 and December 31, 2021. Therefore, it does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	September 30, 2022	December 31, 2021
Unconsolidated securitization trusts	$120	$138

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

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Earnings Per Share	2022	2021	2022	2021
Net income from continuing operations	$113	$310	$922	$1,296
Less: Undistributed earnings from continuing operations attributable to participating stockholders	—	1	—	9
Net income from continuing operations attributable to Mr. Cooper common stockholders	$113	$281	$922	$1,259

Net (loss) income from discontinued operations	$—	$(11)	$—	$3
Less: Undistributed earnings from discontinued operations attributable to participating stockholders	—	—	—	—
Net (loss) income from discontinued operations attributable to Mr. Cooper common stockholders	$—	$(11)	$—	$3

Net income	$113	$299	$922	$1,299
Less: Undistributed earnings attributable to participating stockholders	—	1	—	9
Less: Premium on retirement of preferred stock	—	28	—	28
Net income attributable to common stockholders	$113	$270	$922	$1,262

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$1.59	$3.56	$12.71	$14.85
Diluted	$1.55	$3.42	$12.37	$14.20

Earnings from discontinued operations per common share attributable to Mr. Cooper:
Basic	$—	$(0.14)	$—	$0.04
Diluted	$—	$(0.13)	$—	$0.03

Earnings per common share attributable to Mr. Cooper:
Basic	$1.59	$3.42	$12.71	$14.89
Diluted	$1.55	$3.29	$12.37	$14.23

Weighted average shares of common stock outstanding (in thousands):
Basic	71,175	78,944	72,569	84,809
Dilutive effect of stock awards	1,703	2,826	1,988	3,176
Dilutive effect of participating securities	—	301	—	658
Diluted	72,878	82,071	74,557	88,643

12. Income Taxes

For the three and nine months ended September 30, 2022, the effective tax rate for continuing operations was 26.4% and 24.7%, respectively, which differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation. The effective tax rate increased during the three and nine months ended September 30, 2022 compared to the same period in 2021, primarily due to the impact of quarterly discrete tax items relative to the income before taxes for the respective periods, including the excess tax benefit from stock-based compensation and prior period tax credits.

For the three and nine months ended September 30, 2021, the effective tax rate for continuing operations was 25.0% and 24.0% which differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation.

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

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$1,581	$—	$1,581	$—
Mortgage servicing rights	6,408	—	—	6,408
Equity investments	48	3	—	45
Derivative financial instruments
IRLCs	21	—	—	21
LPCs	1	—	—	1
Forward MBS trades	74	—	74	—

Liabilities
Derivative financial instruments
IRLCs	8	—	—	8
LPCs	5	—	—	5
Forward MBS trades	19	—	19	—
Treasury futures	62	—	62	—
Mortgage servicing rights financing	20	—	—	20
Excess spread financing	519	—	—	519

	December 31, 2021
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$4,381	$—	$4,381	$—
Mortgage servicing rights	4,223	—	—	4,223
Equity investments	63	9	—	54
Derivative financial instruments
IRLCs	134	—	—	134
Forward MBS trades	7	—	7	—
LPCs	3	—	—	3

Liabilities
Derivative financial instruments
Forward MBS trades	8	—	8	—
LPCs	2	—	—	2
Swap futures	6	—	6	—
Mortgage servicing rights financing	10	—	—	10
Excess spread financing	768	—	—	768

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Nine Months Ended September 30, 2022
	Assets			Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$4,223	$54	$134	$768	$10
Changes in fair value included in earnings	719	(9)	(113)	124	10
Purchases	1,256	—	—	—	—
Issuances	481	—	—	—	—
Sales	(293)	—	—	—	—
Repayments	—	—	—	(293)	—
Settlements	—	—	—	(80)	—
Other changes	22	—	—	—	—
Balance - end of period	$6,408	$45	$21	$519	$20

	Nine Months Ended September 30, 2021
	Assets			Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$2,703	$—	$414	$934	$33
Changes in fair value included in earnings	(296)	—	(247)	6	(13)
Purchases	438	50	—	—	—
Issuances	790	—	—	—	—
Sales	(13)	—	—	—	—
Settlements	—	—	—	(118)	—
Other changes	44	—	—	—	—
Balance - end of period	$3,666	$50	$167	$822	$20

No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the nine months ended September 30, 2022 and 2021.

The table below presents the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

	September 30, 2022			December 31, 2021
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSR(1)
Discount rate	10.4%	13.7%	11.4%	9.5%	13.7%	10.9%
Prepayment speed	6.6%	13.3%	7.4%	11.7%	16.4%	13.0%
Cost to service per loan(2)	$59	$128	$78	$59	$168	$77
Average life(3)			8.0 years			5.8 years

IRLCs
Value of servicing (reflected as a percentage of loan commitment)	(0.3)%	4.4%	2.1%	(0.7)%	2.4%	1.4%

Excess spread financing(1)
Discount rate	10.0%	13.8%	11.3%	9.5%	13.8%	11.2%
Prepayment speed	6.6%	13.5%	9.5%	12.8%	15.2%	13.4%
Average life(3)			6.6 years			5.4 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	5.0%	8.7%	7.3%	4.5%	7.9%	6.5%
Annual advance recovery rates	16.9%	22.9%	18.5%	19.2%	23.0%	21.3%

(1)The inputs are weighted by investor.
(2)Presented in whole dollar amounts.
(3)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	September 30, 2022
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$530	$530	$—	$—
Restricted cash	148	148	—	—
Advances and other receivables, net	831	—	—	831
Loans subject to repurchase from Ginnie Mae	1,575	—	1,575	—
Financial liabilities
Unsecured senior notes, net	2,673	2,085	—	—
Advance and warehouse facilities, net	3,070	—	3,076	—
Liability for loans subject to repurchase from Ginnie Mae	1,575	—	1,575	—

	December 31, 2021
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$895	$895	$—	$—
Restricted cash	146	146	—	—
Advances and other receivables, net	1,228	—	—	1,228
Loans subject to repurchase from Ginnie Mae	1,496	—	1,496	—
Financial liabilities
Unsecured senior notes, net	2,670	2,737	—	—
Advance and warehouse facilities, net	4,997	—	5,009	—
Liability for loans subject to repurchase from Ginnie Mae	1,496	—	1,496	—

14. Capital Requirements

Certain of the Company’s secondary market investors require minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of September 30, 2022, the Company was in compliance with its selling and servicing capital requirements.

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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. The Company recorded legal-related expenses, net of recoveries, which includes legal settlements and the fees paid to external legal service providers, of $7 and $15 for three and nine months ended September 30, 2022, respectively, and $10 and $31 for three and nine months ended September 30, 2021, respectively, which are included in “general and administrative expenses” on the unaudited condensed consolidated statements of operations.

For matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. Management currently believes the aggregate range of reasonably possible loss is $2 to $9 in excess of the accrued liability (if any) related to those matters as of September 30, 2022. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in “advances and other receivables, net” represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of September 30, 2022, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

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

16. Segment Information

The Company’s segments are based upon the Company’s organizational structure, which focuses primarily on the services offered. The Servicing segment performs operational activities on behalf of investors or owners of the underlying mortgages and mortgage servicing rights, including collecting and disbursing borrower payments, investor reporting, customer service, modifying loans where appropriate to help borrowers stay current, and when necessary performing collections, foreclosures, and the sale of REO. The Originations segment originates residential mortgage loans through our direct-to-consumer channel, which provides refinance options for our existing customers, and through our correspondent channel, which purchases or originates loans from mortgage bankers. Corporate functional expenses are allocated to individual segments based on the actual cost of services performed, direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions. Facility costs are allocated to individual segments based on cost per headcount for specific facilities utilized. Group insurance costs are allocated to individual segments based on global cost per headcount. Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to Company’s operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.

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

On March 31, 2022, the Company completed the sale of its Mortgage Servicing Platform to Sagent and recorded a gain of $223, which was included in “other income, net” within the condensed statements of operations and reported under Corporate/Other. Refer to Note 2, Dispositions for further details.

The following tables present financial information by segment:

	Three Months Ended September 30, 2022
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$353	$20	$22	$395
Net (loss) gain on mortgage loans held for sale	(21)	136	—	115
Total revenues	332	156	22	510
Total expenses	147	112	57	316
Interest income	71	12	—	83
Interest expense	(53)	(11)	(40)	(104)
Other expense, net	—	—	(20)	(20)
Total other (expenses) income, net	18	1	(60)	(41)
Income (loss) from continuing operations before income tax expense (benefit)	$203	$45	$(95)	$153
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$6	$5	$(2)	$9
Total assets	$9,703	$1,252	$1,860	$12,815

	Three Months Ended September 30, 2021
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$209	$44	$35	$288
Net gain on mortgage loans held for sale	142	430	—	572
Total revenues	351	474	35	860
Total expenses	128	208	66	402
Interest income	39	27	—	66
Interest expense	(65)	(22)	(31)	(118)
Other income, net	—	—	8	8
Total other (expenses) income, net	(26)	5	(23)	(44)
Income (loss) from continuing operations before income tax expense (benefit)	$197	$271	$(54)	$414
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$11	$8	$(5)	$14
Total assets	$14,560	$4,949	$2,152	$21,661

	Nine Months Ended September 30, 2022
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$1,468	$86	$56	$1,610
Net (loss) gain on mortgage loans held for sale	(25)	576	—	551
Total revenues	1,443	662	56	2,161
Total expenses	413	412	157	982
Interest income	125	44	—	169
Interest expense	(168)	(33)	(120)	(321)
Other income, net	—	—	197	197
Total other (expenses) income, net	(43)	11	77	45
Income (loss) from continuing operations before income tax expense	$987	$261	$(24)	$1,224
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$16	$14	$(1)	$29
Total assets	$9,703	$1,252	$1,860	$12,815

	Nine Months Ended September 30, 2021
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$558	$132	$170	$860
Net gain on mortgage loans held for sale	466	1,367	—	1,833
Total revenues	1,024	1,499	170	2,693
Total expenses	359	665	257	1,281
Interest income	87	76	—	163
Interest expense	(201)	(70)	(92)	(363)
Other income, net	—	—	494	494
Total other (expenses) income, net	(114)	6	402	294
Income from continuing operations before income tax expense	$551	$840	$315	$1,706
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$23	$18	$4	$45
Total assets	$14,560	$4,949	$2,152	$21,661

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
•health pandemics, hurricanes, earthquakes, fires, floods and other natural catastrophic events;
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

Overview

We are a leading servicer of residential mortgage loans. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $854 billion as of September 30, 2022. We believe this track record reflects our strong operating capabilities, which include a low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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

Anticipated Trends

In 2022, our servicing portfolio grew $144 billion to $854 billion, with a majority of the growth in our subservicing portfolio from both new and existing clients. We expect our UPB growth to flatten for a couple quarters due to deboarding of loans from an existing client, which will begin servicing its own portfolio. In addition, we continue to expect the Servicing segment to benefit from rising interest rates, including lower prepayment speeds, decreased amortization and higher interest income. In the third quarter, our Originations segment generated pretax income of $45 on funded volume of $5,741. We expect profitability for Originations segment to reduce significantly for the fourth quarter due to continued interest rate pressure in the mortgage industry.

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

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues - operational(1)	$386	$709	$(323)	$1,284	$2,317	$(1,033)
Revenues - mark-to-market	124	151	(27)	877	376	501
Total revenues	510	860	(350)	2,161	2,693	(532)
Total expenses	316	402	(86)	982	1,281	(299)
Total other (expenses) income, net	(41)	(44)	3	45	294	(249)
Income from continuing operations before income tax expense	153	414	(261)	1,224	1,706	(482)
Less: Income tax expense	40	104	(64)	302	410	(108)
Net income from continuing operations	$113	$310	$(197)	$922	$1,296	$(374)

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

Income from continuing operations before income tax expense decreased during the three and nine months ended September 30, 2022 as compared to 2021 primarily due to a decrease in total revenues, partially offset by lower total expenses. The decrease in total revenues was primarily due to a decline in revenues from our Originations segment due to lower origination volumes driven by higher mortgage rates in 2022. The decrease in total expenses was primarily driven by lower salaries, wages and benefits in our Originations segment due to lower headcount in both the direct-to-consumer and correspondent channels as a result of right sizing the organization consistent with lower origination volumes. The change in total other (expenses) income, net during the nine months ended September 30, 2022 as compared to 2021 was primarily due to a $223 gain recorded in the first quarter of 2022 upon completion of the Sagent Transaction compared to a $487 gain recorded in the second quarter of 2021 upon completion of the sale of our Title business. See further discussions in Note 2, Dispositions, in the Notes to the Condensed Consolidated Financial Statements and in the Segment Results section of the MD&A.

The effective tax rate for continuing operations during the three months ended September 30, 2022 was 26.4% as compared to 25.0% in 2021. The change in effective tax rate is primarily attributable to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from stock-based compensation and prior period tax credits.

The effective tax rate for continuing operations during the nine months ended September 30, 2022 was 24.7% as compared to 24.0% in 2021. The change in effective tax rate is primarily attributable to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from stock-based compensation and prior period tax credits.

Segment Results

Our operations are conducted through two segments: Servicing and Originations.

•The Servicing segment performs operational activities on behalf of investors or owners of the underlying mortgages and mortgage servicing rights, including collecting and disbursing borrower payments, investor reporting, customer service, modifying loans where appropriate to help borrowers stay current, and when necessary performing collections, foreclosures, and the sale of REO.
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

Servicing Segment

The Servicing segment’s strategy is to generate income by growing the portfolio and maximizing the servicing margin. We believe several competitive strengths have been critical to our long-term growth as a servicer and subservicer, including our low-cost platform that creates operating leverage, our skill in mitigating losses for investors, our commitment to strong customer service and regulatory compliance, our history of successfully boarding new loans, and the ability to retain existing customers by offering attractive refinance options. We believe that our operational capabilities are reflected in our strong servicer ratings.

Table 2. Servicer Ratings

	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	August 2022	April 2022	June 2022

Residential	RPS2	SQ2-	Above Average
Master Servicer	RMS2+	SQ2+	Above Average
Special Servicer	RSS2	SQ2-	Above Average
Subprime Servicer	RPS2	SQ2-	Above Average

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended September 30,
	2022		2021		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$377	18	$402	25	$(25)	(7)
Amortization, net of accretion	(169)	(8)	(202)	(12)	33	4
Mark-to-market	124	6	151	9	(27)	(3)
Total revenues	332	16	351	22	(19)	(6)
Expenses
Salaries, wages and benefits	82	4	69	4	13	—
General and administrative
Servicing support fees	21	1	19	1	2	—
Corporate and other general and administrative expenses	29	2	28	2	1	—
Foreclosure and other liquidation related expenses, net	9	—	1	—	8	—
Depreciation and amortization	6	—	11	1	(5)	(1)
Total general and administrative expenses	65	3	59	4	6	(1)
Total expenses	147	7	128	8	19	(1)
Other income (expense)
Other interest income	71	3	39	2	32	1
Advance interest expense	(8)	—	(7)	—	(1)	—
Other interest expense	(45)	(2)	(58)	(4)	13	2
Interest expense	(53)	(2)	(65)	(4)	12	2
Total other income (expense), net	18	1	(26)	(2)	44	3
Income before income tax expense	$203	10	$197	12	$6	(2)

Weighted average cost - advance facilities (excluding facility fees)	4.5%		2.7%		1.8%
Weighted average cost - excess spread financing	8.7%		9.0%		(0.3)%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 3.1 Servicing - Revenues

	Three Months Ended September 30,
	2022		2021		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$311	15	$230	14	$81	1
Modification fees(2)	2	—	6	—	(4)	—
Late payment fees(2)	15	1	15	1	—	—
Other ancillary revenues(2)	(4)	—	155	10	(159)	(10)
Total MSR operational revenue	324	16	406	25	(82)	(9)
Base subservicing fees and other subservicing revenue(2)	71	3	61	4	10	(1)
Total servicing fee revenue	395	19	467	29	(72)	(10)
MSR financing liability costs	(4)	—	(6)	—	2	—
Excess spread payments and portfolio runoff	(14)	(1)	(59)	(4)	45	3
Total operational revenue	377	18	402	25	(25)	(7)
Amortization, Net of Accretion
MSR amortization	(183)	(9)	(261)	(16)	78	7
Excess spread accretion	14	1	59	4	(45)	(3)
Total amortization, net of accretion	(169)	(8)	(202)	(12)	33	4
Mark-to-Market Adjustments
MSR MTM	239	12	155	10	84	2
MTM Adjustments(3)	(112)	(6)	(13)	(1)	(99)	(5)
Excess spread / financing MTM	(3)	—	9	—	(12)	—
Total MTM adjustments	124	6	151	9	(27)	(3)
Total revenues - Servicing	$332	16	$351	22	$(19)	(6)

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)MTM Adjustments includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $10 and $8 during the three months ended September 30, 2022 and 2021, respectively. In addition, MTM Adjustments included a negative $100 and negative $8 impact from MSR hedging activities during the three months ended September 30, 2022 and 2021, respectively.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Operational revenue decreased during the three months ended September 30, 2022 as compared to 2021 primarily due to a decrease in other ancillary revenue from early-buyout revenues associated with loans bought out of GNMA securitization, modified and redelivered following GNMA guidelines primarily driven by negative margin from the higher interest rate environment in 2022. The decrease was partially offset by an increase in base servicing fees primarily due to a larger servicing UPB portfolio in 2022.

MSR amortization decreased during the three months ended September 30, 2022 as compared to 2021, primarily due to lower prepayments driven by higher mortgage rates in 2022, partially offset by a higher average MSR UPB and higher average MSR fair value.

The MSR MTM increased during the three months ended September 30, 2022 compared to 2021, primarily due to an increase in mortgage rates in 2022 compared to 2021, which lowered prepayment speeds and increased the fair value of the MSR.

Subservicing - Subservicing fees increased during the three months ended September 30, 2022 as compared to 2021, primarily due to higher base subservicing fees driven by higher average UPB.

Servicing Segment Expenses
Total expenses increased during the three months ended September 30, 2022 as compared to 2021, primarily driven by an increase in salaries, wages and benefits and an increase in foreclosure and other liquidation related expenses, net. The increase in salaries, wages and benefits was primarily driven by higher headcount-related costs due to growth of our servicing portfolio. The increase in foreclosure and other liquidation related expenses, net was primarily due to higher loss reserves on servicing advances, partially offset by lower depreciation and amortization.

Servicing Segment Other Income (Expenses), net
Total other income (expenses), net changed during the three months ended September 30, 2022 as compared to 2021, primarily due to higher other interest income driven by higher interest income earned on custodial balances due to higher interest rates.

Table 4. Servicing Segment Results of Operations

	Nine Months Ended September 30,
	2022		2021		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$1,136	19	$1,215	26	$(79)	(7)
Amortization, net of accretion	(570)	(10)	(567)	(12)	(3)	2
Mark-to-market	877	15	376	7	501	8
Total revenues	1,443	24	1,024	21	419	3
Expenses
Salaries, wages and benefits	241	4	205	4	36	—
General and administrative
Servicing support fees	56	1	62	1	(6)	—
Corporate and other general and administrative expenses	87	2	88	2	(1)	—
Foreclosure and other liquidation related expenses (recoveries), net	13	—	(19)	—	32	—
Depreciation and amortization	16	—	23	—	(7)	—
Total general and administrative expenses	172	3	154	3	18	—
Total expenses	413	7	359	7	54	—
Other income (expense)
Other interest income	125	2	87	2	38	—
Advance interest expense	(22)	—	(24)	—	2	—
Other interest expense	(146)	(2)	(177)	(4)	31	2
Interest expense	(168)	(2)	(201)	(4)	33	2
Total other expenses, net	(43)	—	(114)	(2)	71	2
Income before income tax expense	$987	17	$551	12	$436	5

Weighted average cost - advance facilities (excluding facility fees)	3.4%		2.9%		0.5%
Weighted average cost - excess spread financing	8.8%		9.0%		(0.2)%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 4.1 Servicing - Revenues

	Nine Months Ended September 30,
	2022		2021		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$907	15	$677	14	$230	1
Modification fees(2)	11	—	19	—	(8)	—
Incentive fees(2)	—	—	1	—	(1)	—
Late payment fees(2)	45	1	44	1	1	—
Other ancillary revenues(2)	53	1	507	11	(454)	(10)
Total MSR operational revenue	1,016	17	1,248	26	(232)	(9)
Base subservicing fees and other subservicing revenue(2)	208	3	191	4	17	(1)
Total servicing fee revenue	1,224	20	1,439	30	(215)	(10)
MSR financing liability costs	(14)	—	(19)	—	5	—
Excess spread payments and portfolio runoff	(74)	(1)	(205)	(4)	131	3
Total operational revenue	1,136	19	1,215	26	(79)	(7)
Amortization, Net of Accretion
MSR amortization	(644)	(11)	(772)	(16)	128	5
Excess spread accretion	74	1	205	4	(131)	(3)
Total amortization, net of accretion	(570)	(10)	(567)	(12)	(3)	2
Mark-to-Market Adjustments
MSR MTM	1,363	23	476	10	887	13
MTM Adjustments(3)	(352)	(6)	(107)	(3)	(245)	(3)
Excess spread / financing MTM	(134)	(2)	7	—	(141)	(2)
Total MTM adjustments	877	15	376	7	501	8
Total revenues - Servicing	$1,443	24	$1,024	21	$419	3

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues. In addition, other subservicing revenue for the nine months ended September 30, 2022 includes revenue related to an interim subserviced portfolio that transferred on April 1, 2022. See further discussions in Note 2, Dispositions, in the Notes to the Condensed Consolidated Financial Statements.
(3)MTM Adjustments includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $22 and $28 during the nine months ended September 30, 2022 and 2021, respectively. In addition, MTM Adjustments included a negative $329 and negative $82 impact from MSR hedging activities during the nine months ended September 30, 2022 and 2021, respectively.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Operational revenue decreased during the nine months ended September 30, 2022 as compared to 2021 primarily due to a decrease in other ancillary revenue from early-buyout revenues associated with loans bought out of GNMA securitization, modified and redelivered following GNMA guidelines primarily driven by negative margin from the higher interest rate environment in 2022. The decrease was partially offset by an increase in base servicing fees primarily due to a larger servicing UPB portfolio in 2022.

MSR amortization decreased during the nine months ended September 30, 2022 as compared to 2021, primarily due to lower prepayments driven by higher mortgage rates in 2022, partially offset by a higher average MSR UPB and higher average MSR fair value.

The change in MSR MTM and excess spread and financing MTM during the nine months ended September 30, 2022 compared to 2021, was primarily due to an increase in mortgage rates in 2022 compared to 2021, which impacted prepayment speeds and increased the fair value of the MSR.

Subservicing - Subservicing fees increased during the nine months ended September 30, 2022 as compared to 2021, primarily due to higher base subservicing fees driven by higher average UPB.

Servicing Segment Expenses
Total expenses increased during the nine months ended September 30, 2022 as compared to 2021, primarily driven by an increase in salaries, wages and benefits and a change in foreclosure and other liquidation related expenses (recoveries), net. The increase in salaries, wages and benefits was primarily due to higher headcount-related costs due to growth of our servicing portfolio. The change in foreclosure and other liquidation related expenses (recoveries), net in 2022 as compared to 2021 was due to lower release of loss reserves on servicing advances as a result of loan modification programs related to COVID-19 pandemic, partially offset by lower depreciation and amortization.

Servicing Segment Other Income (Expenses), net
Total other expenses, net decreased during the nine months ended September 30, 2022 as compared to 2021, primarily due to higher other interest income driven by higher interest income earned on custodial balances due to higher interest rates and a decrease in other interest expense due to lower compensating interest expense and bank fees.

Table 5. Servicing Portfolio - Unpaid Principal Balances

			Three Months Ended September 30,		Nine Months Ended September 30,
			2022	2021	2022	2021
Average UPB
MSRs			$394,703	$302,055	$376,551	$291,507
Subservicing and other			428,423	351,211	412,925	347,598
Total average UPB			$823,126	$653,266	$789,476	$639,105

	September 30, 2022			September 30, 2021
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs
Agency	$363,637	$6,068	167	$266,588	$3,329	125
Non-agency	31,769	340	107	36,503	337	92
Total MSRs	395,406	6,408	162	303,091	3,666	121

Subservicing and other(1)
Agency	434,396	N/A		347,806	N/A
Non-agency	23,884	N/A		17,479	N/A
Total subservicing and other	458,280	N/A		365,285	N/A

Total ending balance	$853,686	$6,408		$668,376	$3,666

MSRs UPB Encumbrance					September 30, 2022	September 30, 2021
MSRs - unencumbered					$309,301	$167,993
MSRs - encumbered(2)					86,105	135,098
MSRs UPB					$395,406	$303,091

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)The encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

The following tables provide a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$397,387	$406,231	$803,618	$287,455	$366,862	$654,317
Additions:
Originations	5,727	—	5,727	18,821	1,175	19,996
Acquisitions / Increase in subservicing(1)	5,773	65,744	71,517	18,308	28,395	46,703
Deductions:
Dispositions	(346)	(2,920)	(3,266)	(14)	(1,119)	(1,133)
Principal reductions and other	(4,374)	(3,046)	(7,420)	(2,974)	(3,384)	(6,358)
Voluntary reductions(2)	(8,666)	(7,723)	(16,389)	(18,338)	(26,620)	(44,958)
Involuntary reductions(3)	(100)	(6)	(106)	(87)	(24)	(111)
Net changes in loans serviced by others	5	—	5	(80)	—	(80)
Balance - end of period	$395,406	$458,280	$853,686	$303,091	$365,285	$668,376

Table 6.1 Servicing and Subservicing and Other Portfolio UPB Rollforward

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$339,208	$370,520	$709,728	$271,189	$336,513	$607,702
Additions:
Originations	24,131	—	24,131	63,351	4,053	67,404
Acquisitions / Increase in subservicing(1)	78,722	179,335	258,057	35,369	131,355	166,724
Deductions:
Dispositions	(1,031)	(48,493)	(49,524)	(82)	(7,064)	(7,146)
Principal reductions and other	(11,760)	(9,934)	(21,694)	(8,364)	(10,242)	(18,606)
Voluntary reductions(2)	(33,390)	(33,103)	(66,493)	(57,801)	(89,237)	(147,038)
Involuntary reductions(3)	(317)	(45)	(362)	(343)	(93)	(436)
Net changes in loans serviced by others	(157)	—	(157)	(228)	—	(228)
Balance - end of period	$395,406	$458,280	$853,686	$303,091	$365,285	$668,376

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio(1)

			September 30, 2022	September 30, 2021
Loan count(2)			4,086,628	3,488,384
Average loan amount(3)			$208,815	$191,602
Average coupon - agency(4)			3.6%	3.7%
Average coupon - non-agency(4)			4.4%	4.4%
60+ delinquent (% of loans)(5)			2.5%	4.0%
90+ delinquent (% of loans)(5)			2.2%	3.7%
120+ delinquent (% of loans)(5)			2.0%	3.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total prepayment speed (12-month constant prepayment rate)	8.3%	24.6%	11.3%	27.1%

(1)Characteristics and key performance metrics of our servicing portfolio exclude UPB, and loan counts acquired but not yet boarded and currently serviced by others.
(2)As of September 30, 2022 and 2021, loan count includes 41,061 and 84,939 loans in forbearance related to the CARES Act, respectively.
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

Table 8. MSRs Loan Modifications and Workout Units

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Modifications(1)	6,786	14,540	(7,754)	37,102	47,720	(10,618)
Workouts(2)	9,719	14,041	(4,322)	37,622	50,418	(12,796)
Total modifications and workout units	16,505	28,581	(12,076)	74,724	98,138	(23,414)

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

Total modifications during the three and nine months ended September 30, 2022 decreased compared to 2021 primarily due to a decrease in modifications related to loans impacted by the COVID-19 pandemic. Total workouts during the three and nine months ended September 30, 2022 decreased compared to 2021 primarily due to a decrease in customers who were exiting forbearance plans, as there were fewer customers in forbearance.

Servicing Portfolio and Related Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value - beginning of period	$6,151	$3,307	$4,223	$2,703
Additions:
Servicing retained from mortgage loans sold	120	236	481	790
Purchases of servicing rights	79	220	1,256	438
Dispositions:
Sales of servicing assets	(4)	(1)	(293)	(13)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR fair value MTM):
Agency	234	150	1,348	108
Non-agency	5	5	15	368
Changes in valuation due to amortization:
Scheduled principal payments	(43)	(33)	(132)	(82)
Prepayments
Voluntary prepayments
Agency	(131)	(212)	(475)	(625)
Non-agency	(8)	(15)	(33)	(62)
Involuntary prepayments
Agency	(1)	(1)	(4)	(3)
Non-agency	—	—	—	—
Other changes(1)	6	10	22	44
Fair value - end of period	$6,408	$3,666	$6,408	$3,666

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of September 30, 2022 and December 31, 2021.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments varies primarily due to (i) prepayment speeds (ii) recapture rates and (iii) discount rates. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of September 30, 2022 and December 31, 2021.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value - beginning of period	$532	$867	$768	$934
Additions:
New financings	—	—	—	—
Deductions:
Repayments	(1)	—	(293)	—
Settlements	(19)	(37)	(80)	(118)
Changes in fair value:
Agency	4	(12)	109	(3)
Non-agency	3	4	15	9
Fair value - end of period	$519	$822	$519	$822

Originations Segment

The strategy of our Originations segment is to originate or acquire new loans for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain our existing customers by providing them with attractive refinance and purchase transaction options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring loans at a more attractive cost than would be the case in bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Our Originations segment is one way that we help underserved consumers access the financial markets. In the nine months ended September 30, 2022, our total originations included loans for 20,756 customers with low FICOs (<660), 29,002 customers with income below the U.S. median household income, 16,917 first-time homebuyers, and 6,447 veterans. During this time period, we originated a total of 23,108 Ginnie Mae loans, which are designed for first-time homebuyers and low- and moderate-income borrowers, comprising $6 billion in total proceeds. Once these loans are originated, the underserved borrowers become our servicing customers.

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

The following tables set forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues
Service related, net - Originations(1)	$20	$44	$(24)	$86	$132	$(46)
Net gain on mortgage loans held for sale
Net gain on loans originated and sold(2)	22	209	(187)	151	626	(475)
Capitalized servicing rights(3)	114	221	(107)	425	741	(316)
Total net gain on mortgage loans held for sale	136	430	(294)	576	1,367	(791)
Total revenues	156	474	(318)	662	1,499	(837)
Expenses
Salaries, wages and benefits	69	147	(78)	276	478	(202)
General and administrative
Loan origination expenses	15	25	(10)	50	78	(28)
Corporate and other general administrative expenses	12	15	(3)	44	52	(8)
Marketing and professional service fees	11	13	(2)	28	39	(11)
Depreciation and amortization	5	8	(3)	14	18	(4)
Total general and administrative	43	61	(18)	136	187	(51)
Total expenses	112	208	(96)	412	665	(253)
Other income (expenses)
Interest income	12	27	(15)	44	76	(32)
Interest expense	(11)	(22)	11	(33)	(70)	37
Total other income, net	1	5	(4)	11	6	5
Income before income tax expense	$45	$271	$(226)	$261	$840	$(579)

Weighted average note rate - mortgage loans held for sale	5.1%	3.0%	2.1%	4.0%	3.0%	1.0%
Weighted average cost of funds (excluding facility fees)	4.6%	1.9%	2.7%	3.3%	2.0%	1.3%

(1)Service related revenues, net - Originations refers to fees collected from customers for originated loans and from other lenders for loans purchased through the correspondent channel, and includes loan application, underwriting and other similar fees.
(2)Net gain on loans originated and sold represents the gains and losses from the origination, purchase, and sale of loans and realized and unrealized gains and losses from related derivative instruments. Gain from the origination and sale of loans are affected by the volume and margin of our originations activity and impacted by fluctuations in mortgage rates.
(3)Capitalized servicing rights represent the fair value attributed to mortgage servicing rights at the time in which they are retained in connection with the sale of loans during the period.

Table 12. Originations - Key Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$3,179	$9,419	$(6,240)	$13,409	$28,375	$(14,966)
Other locked pull through adjusted volume(1)	2,097	10,654	(8,557)	8,684	33,323	(24,639)
Total pull through adjusted lock volume	$5,276	$20,073	$(14,797)	$22,093	$61,698	$(39,605)
Funded volume	$5,741	$19,938	$(14,197)	$25,081	$67,298	$(42,217)
Volume of loans sold	$6,387	$21,463	$(15,076)	$29,477	$72,724	$(43,247)
Recapture percentage(2)	28.4%	29.9%	(1.5)%	32.9%	31.1%	1.8%
Refinance recapture percentage(3)	79.6%	40.3%	39.3%	56.2%	39.2%	17.0%
Purchase as a percentage of funded volume	42.3%	30.9%	11.4%	31.6%	21.7%	9.9%
Value of capitalized servicing on retained settlements	221 bps	138 bps	83 bps	188 bps	131 bps	57 bps

Originations Margin
Revenue	$156	$474	$(318)	$662	$1,499	$(837)
Pull through adjusted lock volume	$5,276	$20,073	$(14,797)	$22,093	$61,698	$(39,605)
Revenue as a percentage of pull through adjusted lock volume(4)	2.96%	2.36%	0.60%	3.00%	2.43%	0.57%

Expenses(5)	$111	$203	$(92)	$401	$659	$(258)
Funded volume	$5,741	$19,938	$(14,197)	$25,081	$67,298	$(42,217)
Expenses as a percentage of funded volume(6)	1.93%	1.02%	0.91%	1.60%	0.98%	0.62%

Originations Margin	1.03%	1.34%	(0.31)%	1.40%	1.45%	(0.05)%

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

Originations Segment Revenues
Total revenues decreased during the three and nine months ended September 30, 2022 compared to 2021 primarily driven by a decline in net gain on loans originated and sold and a decrease in capitalized servicing rights. During the three and nine months ended September 30, 2022, revenues from net gain on loans originated and sold decreased in connection with lower funded volume and total pull through adjusted lock volume. Additionally, the decrease in capitalized servicing rights was primarily driven by lower origination volumes, partially offset by an increase in value of capitalized servicing retained on settlements due to higher mortgage rates in 2022. During the three months ended September 30, 2022, revenues also decreased due to unfavorable fair value adjustments on loans held for sale, partially offset by higher favorable mark-to-market adjustments on loan derivatives and hedges. During the nine months ended September 30, 2022, revenues also decreased due to lower favorable mark-to-market adjustments on loan derivatives and hedges, partially offset by a lower unfavorable mark-to-market on interest rate locks and loan commitments and fair value adjustment on loans held for sale.

Originations Segment Expenses
Total expenses during the three and nine months ended September 30, 2022 decreased when compared to 2021 primarily due to a decline in salaries, wages and benefits expense, and loan origination expenses. Salaries, wages and benefits expense declined in 2022 primarily due to decreased headcount in both the direct-to-consumer and correspondent channels as a result of right sizing the organization consistent with lower origination volumes. Loan origination expenses declined in 2022 primarily due to cost reduction initiatives in connection with decreased origination volumes.

Originations Segment Other Income (Expenses), Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. There were no material changes in total other income, net, during the three and nine months ended September 30, 2022 as compared to 2021.

Originations Margin
The Originations Margin for the three and nine months ended September 30, 2022 decreased as compared to 2021 primarily due to a higher ratio of expenses as a percentage of funded volume driven by lower funded volume due to higher mortgage rates in 2022, partially offset by higher revenue as a percentage of pull through adjusted lock volume driven by higher margins from a shift in channel mix from correspondent to direct-to-consumer. Direct-to-consumer channel mix was 60% and 47% for the three months ended September 30, 2022, and 2021 and 61% and 46% for the nine months ended September 30, 2022 and 2021, respectively.

Corporate/Other

Corporate/Other represents Xome’s operations and unallocated overhead expenses, including the costs of executive management and other corporate functions that are not directly attributable to our operating segments, changes in equity investments and interest expense on our unsecured senior notes.

The following table set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Corporate/Other - Operations
Total revenues	$22	$35	$(13)	$56	$170	$(114)
Total expenses	57	66	(9)	157	257	(100)
Interest expense	40	31	9	120	92	28
Other (expense) income, net	(20)	8	(28)	197	494	(297)

Key Metrics
Average exchange inventory under management	21,680	14,907	6,773	18,435	14,438	3,997

Total revenues and total expenses decreased during the three months ended September 30, 2022 as compared to 2021 primarily due to sale of our Valuations and Field Services businesses in 2021. Total revenues and total expenses decreased during the nine months ended September 30, 2022 as compared to 2021 primarily due to sale of our Title, Valuations and Field Services businesses in 2021.

Interest expense increased in the three and nine months ended September 30, 2022 as compared to 2021 primarily due to the issuance of the unsecured senior notes due 2031 in the fourth quarter of 2021.

The change in other (expense) income, net, in the three months ended September 30, 2022 as compared to 2021 was primarily due to a loss of $13 that was recorded in 2022 for fair value changes in our equity investments and $5 in losses in connection with our equity method investment in Sagent in 2022. The change in other (expense) income, net, in the nine months ended September 30, 2022 as compared to 2021 was primarily due to a gain of $223 that was recorded in the first quarter of 2022 upon completion of the Sagent Transaction as compared to a gain of $487 that was recorded in the second quarter of 2021 upon completion of the sale of our Title business.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR facilities and other facilities. We held cash and cash equivalents on hand of $530 as of September 30, 2022 compared to $895 as of December 31, 2021. During the nine months ended September 30, 2022, we generated net cash of $3,144 from operating activities and bought back 4.1 million shares of our outstanding common stock for a total cost of $185 as part of our stock repurchase program. We have sufficient borrowing capacity to support our operations. During the three and nine months ended September 30, 2022, we increased capacity on our MSR facilities by $200 and $1,340, respectively. As of September 30, 2022, total borrowing capacity was $11,300, of which $8,224 was unused.

As of September 30, 2022, our total advance facility capacity was $1,075, of which $543 remained unused. For more information on our advance facilities, see Note 9, Indebtedness in the Notes to the Condensed Consolidated Financial Statements.

There have been no significant changes to our sources and uses of cash as disclosed in our Annual Reports on Form 10-K for the year ended December 31, 2021.

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Nine Months Ended September 30,
	2022	2021	Change
Net cash attributable to:
Operating activities	$3,144	$(770)	$3,914
Investing activities	(987)	1,011	(1,998)
Financing activities	(2,520)	(240)	(2,280)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(363)	$1	$(364)

Operating activities
Our operating activities generated cash of $3,144 during the nine months ended September 30, 2022 compared to cash used of $770 in 2021. The change in cash attributable to operating activities was primarily related to continuing operations, driven by $2,416 in cash generated from originations net sales activities in 2022 compared to $1,069 of cash used in 2021, as a result of sales proceeds and loan payment proceeds exceeding loan purchases.

Investing activities
Our investing activities used cash of $987 during the nine months ended September 30, 2022 compared to cash generated of $1,011 in 2021. The change in cash attributable to investing activities was primarily related to discontinued operations, driven by $1,030 of proceeds from sale of the reverse servicing portfolio in 2021. Additionally, investing activities from continuing operations included an increase of $826 in cash used for the purchase of mortgage servicing rights in 2022, partially offset by an increase of $271 in cash generated by proceeds on sales of mortgage servicing rights.

Financing activities
Our financing activities used cash of $2,520 during the nine months ended September 30, 2022 compared to cash used of $240 in 2021. The increase in cash used in financing activities was primarily related to continuing operations, driven by a net repayment of $1,933 in 2022 compared to net borrowing of $1,950 in 2021 on our advance and warehouse facilities, partially offset by $1,495 in financing activities from discontinued operations in 2021.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. These covenants are measured at our operating subsidiary, Nationstar Mortgage LLC. As of September 30, 2022, we were in compliance with our required financial covenants.

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

As of September 30, 2022, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

Since our Ginnie Mae single-family servicing portfolio exceeds $75 billion in UPB, we are also required to obtain an external primary servicer rating and issuer credit ratings from two different rating agencies and receive a minimum rating of a B or its equivalent. We are permitted to satisfy minimum liquidity requirements using a combination of AAA rated government securities that are marked to market in addition to cash and certain cash equivalents.

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Note 14, Capital Requirements, in the Notes to the Condensed Consolidated Financial Statements for additional information.

Table 15. Debt

	September 30, 2022	December 31, 2021
Advance facilities principal amount	$532	$614
Warehouse facilities principal amount	1,504	4,125
MSR facilities principal amount	1,040	270
Unsecured senior notes principal amount	2,700	2,700

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of September 30, 2022, we had a total borrowing capacity of $1,075, of which we could borrow an additional $543.

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of September 30, 2022, we had a total borrowing capacity of $10,525 for warehouse and MSR facilities, of which we could borrow an additional $7,981.

Unsecured Senior Notes
In 2020 and 2021, we completed offerings of unsecured senior notes with maturity dates ranging from 2027 to 2031. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.125% to 6.000%. For more information regarding our indebtedness, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations
As of September 30, 2022, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Accounting Standards Update 2020-04 and 2021-01, collectively implemented as Accounting Standards Codification Topic 848 (“ASC 848”), Reference Rate Reform provide temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedge accounting and other transactions affected by the transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reasons, interest rates on our floating rate loans, obligation derivatives, and other financial instruments tied to LIBOR rates, may be affected and need renegotiation with its lenders. In January 2021, ASU 2021-01 was issued to clarify that all derivatives instruments affected by changes to the interests’ rates used for discounting, margining alignment due to reference rate reform are in scope of ASC 848. ASU 2020-04 and ASU 2021-01 were effective March 2020 and January 2021, respectively, for contract modifications, existing hedging relationships and other impacted transactions through December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. We have not elected to apply any of the amendments through September 30, 2022 and are currently assessing the impact of ASU 2020-04 and ASU 2021-01 on our consolidated financial statements.

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

We used September 30, 2022 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2022 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 16. Change in Fair Value

	September 30, 2022
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(111)	$106
Mortgage loans held for sale at fair value	7	(7)
Derivative financial instruments:
Interest rate lock commitments	6	(6)
Forward MBS trades	(11)	11
Total change in assets	(109)	104
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(2)	2
Excess spread financing at fair value	(2)	2
Derivative financial instruments:
Interest rate lock commitments	(6)	6
Forward MBS trades	(1)	1
Treasury futures	(20)	19
Total change in liabilities	(31)	30
Total, net change	$(78)	$74

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2022.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2021, our Board of Directors authorized a stock repurchase plan that allows the repurchase of up to $500 of our outstanding common stock. During the three months ended September 30, 2022, we repurchased shares of our common stock at a total cost of $50 under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
July 2022	—	$—	—	$117
August 2022	834	$44.85	834	$80
September 2022	302	$41.79	302	$67
Total	1,136		1,136

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1
Amendment Number Twenty dated September 30, 2022 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller
X
10.2
Amendment No. 2 dated as of August 3, 2022 to Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent
X
10.3
Conformed Amendments through Amendment Number 3, dated August 12, 2022, to Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor

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

MR. COOPER GROUP INC.

October 26, 2022	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

October 26, 2022	/s/ Jaime Gow
Date	Jaime Gow Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)