Form 10-K
period 2022-12-31
Mr. Cooper Group Inc.
filed 2023-02-16
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☒
Number of shares of common stock, $0.01 par value, outstanding as of February 9, 2023 was 69,266,446.
As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,554,340,527 based on the closing sales price of $36.74 as reported on the Nasdaq Stock Market.

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

OVERVIEW
Mr. Cooper Group Inc., including our consolidated subsidiaries (collectively, “Mr. Cooper,” the “Company,” “we,” “us” or “our”), is the largest non-bank servicer of residential mortgage loans in the U.S. according to the latest publications from Inside Mortgage Finance as of the third quarter of 2022, and a major mortgage originator. We also provide real estate owned (“REO”) disposition services through our Xome subsidiary.

Our success depends on working with residential mortgage borrowers (our customers), government sponsored and private investors, and business partners, to help customers achieve home ownership and manage what is typically their largest and most important financial asset. Investors primarily include government sponsored enterprises (“GSE”) such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and the Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”), investors in private-label securitizations, the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), as well as organizations owning mortgage servicing rights (“MSR”), which engage us to subservice. We are regulated both at the Federal and individual state levels.

We have provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of this Form 10-K.

On March 31, 2022, we completed the sale of certain assets and liabilities associated with our servicing and subservicing technology platform for performing and non-performing mortgage loans. Refer to Note 3, Dispositions, in the Notes to the Consolidated Financial Statements for further details.

BUSINESS SEGMENTS
We conduct our operations through two operating segments: Servicing and Originations.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 20, Segment Information of the Notes to Consolidated Financial Statements in Item 8, for additional financial information about our segments.

Servicing
As of December 31, 2022, we served 4.1 million customers with an aggregate unpaid principal balance (“UPB”) of $870 billion, consisting of $411 billion in owned servicing and $459 billion in subservicing and other. According to the latest publication by Inside Mortgage Finance as of the third quarter of 2022, we were the largest non-bank servicer and third largest residential mortgage servicer in the United States. During 2022, we acquired $346 billion UPB of loans, with $217 billion of UPB related to subservicing.

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

Subservicing
We service loans on behalf of clients who own the underlying servicing rights. Since we do not own the right to service the loan, we do not recognize an MSR asset in our consolidated financial statements. We primarily generate revenue based upon a stated fee per loan per month that varies based on the loan’s delinquency status. As a subservicer, we may be obligated to make servicing advances; however, advances are generally limited, with recoveries typically following within 30 days. Additionally, our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships as those risks are retained by the owner of the MSR. Capital requirements for subservicing arrangements are substantially lower than for owned MSRs.

In 2022, we continued to expand our subservicing portfolio, which grew from $371 billion to $459 billion in UPB and accounted for 53% of the total servicing portfolio as of December 31, 2022. We believe the expansion of subservicing operations allows us to leverage the scale of our technology and labor capital to provide cost effective servicing to customers while limiting the use of cash resources, thereby producing a higher return on equity.

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

For each loan we service or subservice, we utilize a customer-centric model designed to increase borrower performance and to decrease borrower delinquencies. Keys to this model include frequent borrower interactions and utilization of multiple loss mitigation strategies, particularly in the early stages of default. We train our customer service representatives to find solutions that work for homeowners when circumstances allow. We believe this commitment to continued home ownership helps preserve neighborhoods and home values and improves asset performance for our investors.

Originations
Our Originations segment originates residential mortgage loans and provides refinance opportunities to our existing servicing customers through our direct-to-consumer channel and purchases loans from originators through our correspondent channel. In the fourth quarter of 2022, we launched our non-agency Jumbo loan product. According to the latest publication by Inside Mortgage Finance as of the third quarter of 2022, we were the 16th largest overall mortgage loan originator. During the year ended December 31, 2022, we funded $28 billion. We generate revenue through gains related to the selling of mortgage loans sourced through our direct-to-consumer and correspondent channels and fees associated with originating loans. We originate and purchase conventional mortgage loans conforming to the underwriting standards of the GSEs. We also originate and purchase government-insured mortgage loans, which are insured by the Federal Housing Administration (“FHA”), Department of Veterans Affairs (“VA”) and U.S. Department of Agriculture (“USDA”).

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

In 2022, we completed actions to realign capacity in the Originations segment, consistent with reduced customer demand in a higher mortgage-rate environment. These actions resulted in the elimination of approximately 1,200 positions.

Direct-to-Consumer Channel
We originate loans directly with borrowers through our direct-to-consumer channel. This channel utilizes our call centers, website and mobile apps, specially-trained teams of licensed mortgage originators, predictive analytics and modeling utilizing proprietary data from our servicing portfolio to reach those of our existing 4.1 million servicing customers who may benefit from a new mortgage. Depending on borrower eligibility, we will refinance existing loans into conventional, government or non-agency products. Through lead campaigns and direct marketing, the direct-to-consumer channel seeks to convert leads into loans in a cost-efficient manner. We earn gain-on-sale revenues from securitizing newly-originated loans.

Our direct-to-consumer channel represented 63% and 48% of our mortgage originations for the years ended December 31, 2022 and 2021, respectively, based on funded volume. Pull through adjusted lock volume for this channel was $14.8 billion in 2022 and $36.6 billion in 2021.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 4

Correspondent Channel
We purchase closed mortgage loans from community banks, credit unions, mortgage brokers and independent mortgage bankers. We primarily generate revenue from the receipt of underwriting fees from correspondents earned on a per loan basis, as well as the gain on sale of loans sold into the secondary market. The correspondent channel serves as a cost-effective means of acquiring new customer relationships for our servicing portfolio.

Our correspondent channel represented 37% and 52% of our mortgage originations for the years ended December 31, 2022 and 2021, respectively, based on funded volume. Pull through adjusted lock volume for this channel was $10.1 billion in 2022 and $39.8 billion in 2021.

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

Our Originations segment competes based on product offerings, rates, fees and customer service. Many of our competitors consist of large banks or other financial institutions with greater financial resources, more diverse funding sources with lower funding costs, and less reliant on the sale of mortgage loans into the secondary markets to maintain their liquidity. Additionally, newer competitors are reinventing aspects of the mortgage loan industry and capturing profit pools historically collected by existing market participants.

Our primary competitive strength flows from our ability to market our products to our servicing portfolio customers. We believe our origination capabilities provide a significant advantage compared to other servicers and subservicers. Our Originations segment is highly dependent on our customer relationships. Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the significant market share of the largest competitors, along with the continual need to invest in technology in order to reduce operating costs while maintaining compliance with underwriting standards and regulatory requirements. Our ability to win new clients and maintain existing customers is largely driven by the level of customer service we provide and our ability to comply and adapt to an increasingly complex regulatory environment.

Government Regulation
The residential mortgage industry is highly regulated. We are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing, originations and ancillary business and the fees we may charge. These regulations directly impact our business and require constant compliance.

Cyclicality and Seasonality
The U.S. residential real estate industry is seasonal, cyclical and affected by changes in general economic conditions. Industry demand is affected by consumer demand for home loans and the market for buying, selling, financing and/or refinancing residential real estate, which in turn, is affected by the national and global economy, regional trends, property valuations, interest rates, and socio-economic trends by state and federal regulations and programs which may accelerate or slow certain real estate trends.

Human Capital Resources
Over the last few years, we have cultivated a people-first culture, utilizing team member feedback to drive new initiatives. Mr. Cooper had approximately 6,600 employees as of December 31, 2022 across the U.S. and India.

As a company, Mr. Cooper is grounded in a set of intangible values - being challengers of convention, champions for our customers and cheerleaders for our team. Our most recent engagement survey, which led to our fourth Great Place to Work® certification and inclusion on the 2022 Great Place to Work® and Fortune Best in Financial Services and Best Workplaces in Texas lists, shows how these intentional efforts are making a difference, with 88% of survey participants having said that Mr. Cooper is a great place to work.

5 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Diversity and Inclusion Initiatives: Our success as a business is directly tied to our ongoing efforts to attract and retain diverse talent, promote fairness and equity, and maintain an inclusive and progressive environment where each team member can thrive. We established our internal Office of Diversity, Equity, and Inclusion to serve as a driver and a resource for our team members and the community. The Office of Diversity, Equity, and Inclusion has spearheaded numerous programs and had 12 Employee Resource Teams as of December 31, 2022. In 2022, the Office of Diversity, Equity, and Inclusion facilitated more than 60 hours of programming for team members, comprised of speaking engagements, career development workshops, and community service. Our efforts also extended to the community through housing education and outreach, resulting in over $100 million in governmental funding secured to support homeowners in need.

Talent Management: We invest in attracting, developing and retaining the best talent, and we know that focusing on a holistic experience will continue to be key in our journey from better to best, so we operate an overarching Talent Management function, which combines our Training, Leadership Development and Talent Acquisition teams into one group. Over the past year, we offered our employees 325,000 hours of training across a broad range of categories, including leadership, inclusion, professional skills, and performance management.

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

Additional Information
To learn more about Mr. Cooper Group Inc., please visit our website at www.mrcoopergroup.com. From time to time, we use our website as a channel of distribution of material Company information. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) available free of charge under the Investors section of our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our reports, proxy and information statements and other information filed electronically with the SEC can also be accessed at www.sec.gov.

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
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 6

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

A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•macroeconomic and U.S. residential real estate market conditions;
•changes in prevailing interest rates and/or changes in home prices;
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
•disruptions in the secondary home loans market;
•our ability to successfully implement our strategic initiatives and hedging strategies;
•our ability to realize anticipated benefits of our previous acquisitions;
•our ability to use net operating loss carryforwards and other tax attributes;
•changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;
•third-party credit, servicer and correspondent risks;
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

7 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

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

Risk Factor Summary

Market, Financial Reporting, Credit and Liquidity Risks

•Our revenues in Originations and Servicing are highly dependent on macroeconomic and U.S. residential real estate market conditions.
•Our earnings may decrease because of changes in prevailing interest rates and/or declines in home prices.
•We may be unable to obtain sufficient capital to operate our business, and our substantial indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs.
•A disruption in the secondary home loan market, including the MBS market, could have a detrimental effect on our business.
•If our estimates or assumptions in our financial models prove to be incorrect, it may affect our earnings.
•We may not realize all of the anticipated benefits of previous or potential acquisitions and dispositions.
•Our hedging strategies may not be successful in mitigating our risks associated with interest rates.
•We have third-party credit, servicer and correspondent risks.
•We may not be able to fully utilize our net operating loss (“NOL”), the IRS could challenge our NOL carry forwards and changes in legislation could negatively affect our ability to use the tax benefits associated with our NOL carry forwards.

Business & Operational Risks

Servicing
•A significant increase in delinquencies for the loans that we own and service could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSRs.
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

Corporate/Other
•Our REO exchange business could be further impacted by delays in FHA foreclosure sales, as well as economic slowdowns and recessions.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 8

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
•Our business is subject to the risks of natural catastrophic events and health pandemics.

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

Risks Related to Owning our Stock

•Our common stock is subject to transfer restrictions.
•Anti-takeover provisions in our charter and under Delaware law could limit certain stockholder actions.
•The market price of our common stock may decrease, resulting in a loss for investors.

9 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Risk Factors

Market, Financial Reporting, Credit and Liquidity Risks

Our revenues in Originations and Servicing are highly dependent on macroeconomic and U.S. residential real estate market conditions.
Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, inflation, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment or stagnant or declining wages affect our customers’ income and thus their ability and willingness to make loan payments. Further, inflation remains high despite U.S. Federal Reserve continued increases in interest rates to temper inflation, and leading economic indicators are signaling an economic recession on the horizon, which may have an adverse effect on our operations. Additionally, global events affect all such macroeconomic conditions. For example, the U.S. Federal Reserve’s interest rate increases have resulted in increased global instability, leading to the largest sovereign drawdowns on record, as foreign central banks have attempted to defend their currencies. Global instability, compounded by the situation in Ukraine, has contributed to high levels of volatility in both equity and fixed-income markets. Weak, or a significant deterioration in economic conditions, reduces the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential customers to take out loans. As a result, such economic factors affect loan origination volume. Additional macroeconomic factors including, but not limited to, rising government debt levels, the withdrawal or augmentation of government interventions into the financial markets, changing U.S. consumer spending patterns, changing expectations for inflation and deflation, and weak credit markets may create low consumer confidence in the U.S. economy or the U.S. residential real estate industry. Excessive home building or high foreclosure rates resulting in an oversupply of housing in a particular area may also increase the amount of losses incurred on defaulted mortgage loans. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit markets at any time and adversely affect our financial condition.

Any uncertainty or deterioration in market conditions that leads to a decrease in loan originations will result in lower revenue on loans sold into the secondary market. Lower loan origination volumes generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. Companies focusing on mortgage originations may experience severe financial distress and this may result in numerous companies exiting the mortgage business or filing bankruptcy. This could cause a contagion effect resulting in the banks which provide us financing lines to reduce the lines or increase financing costs. Such events could be detrimental to our business. Moreover, any deterioration in market conditions that leads to an increase in loan delinquencies will result in lower revenue for loans we service for the GSEs and Ginnie Mae as servicing fees are collected only for current performing loans. While increased delinquencies generate higher ancillary revenues, including late fees, these fees are sometimes unrecoverable if the related loan is liquidated. Increased delinquencies may also increase the cost of servicing the loans for all market participants. The decreased cash flow from lower servicing fees or higher cost to service could decrease the estimated value of our MSRs, resulting in recognition of losses when we write down those values. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and increases our obligation to advance certain principal, interest, tax and insurance obligations owed by the delinquent mortgage loan borrower. An increase in delinquencies could therefore be detrimental to our business.

Our earnings may decrease because of changes in prevailing interest rates and/or declines in home prices.
Our profitability is directly impacted by changes in prevailing interest rates. Interest rates have risen further and faster than any time in modern history. The following are certain material risks we face related to changes in interest rates:

Servicing:

•a decrease in interest rates may increase prepayment speeds which lead to (i) increased amortization expense; (ii) decreased servicing fees; and (iii) decreased fair value of our MSRs;

•an increase in interest rates, together with an increase in monthly payments when an adjustable mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, may cause increased delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase our expenses and reduce the number of mortgages service fees that are collected. Additionally, payment savings on modifications are directly tied to market interest rates, and increasing interest rates may reduce the number of customers eligible to receive modifications or increase the likelihood of re-default for those who receive a modification. Loan modifications for government insured mortgages are more difficult in a high-rate environment, which may result in higher delinquency levels for loans in Ginnie Mae securities. An increase in interest rates also lowers unhedged early buyout (“EBO”) revenues;
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 10

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

•an increase in interest rates could increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and loan originations and for borrowing for acquisitions; and

•a decrease in interest rates could reduce our earnings from our custodial deposit accounts.

Home prices in many areas of the country have risen dramatically. Forecasters are predicting nationwide home price declines in 2023, with home values deflating significantly, especially in those areas with the highest rates of increase. Falling home prices may result in higher defaults, greater loss severity, increased foreclosures and losses to investors and stakeholders. The decrease in housing values may greatly affect mortgage loan originations for years, with dramatic decreases in volume due in part from borrowers’ inability to sell or refinance their properties as a result of the lower values. In addition, as investors take losses and liquidity in capital markets evaporates, investors and originators may tighten underwriting criteria and scrutiny of loan production. These events could decrease our revenue from loan originations or loan purchases, and increase our expenses due to repurchases, the resources needed to validate claims, and servicing costs to manage higher defaults and foreclosures.

Any of the foregoing could adversely affect our business, financial condition and results of operations.

A disruption in the secondary home loan market, including the MBS market, could have a detrimental effect on our business.
Demand in the secondary market and our ability to complete the sale or securitization of our mortgage loans depends on a number of factors, many of which are beyond our control. This includes general economic conditions, general conditions in the banking system, the willingness of lenders to provide funding for mortgage loans, the willingness of investors to purchase mortgage loans and MBS, and changes in regulatory requirements. In September 2022, the U.S. Federal Reserve withdrew from the mortgage securities market and ceased purchasing MBS. Additionally, the yield on U.S. Treasury bonds, often referred to as one of the primary market indicator rates, has increased sharply, and the spread between mortgage rates and 10-year Treasury yield has widened to 2008 financial crisis levels. Customers have little to no rate incentive to refinance and there is minimal demand from buyers of MBS. Any continued significant disruption or period of illiquidity in the general MBS market could directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we may be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could be detrimental to our business.

We may be unable to obtain sufficient capital to operate our business.
Our financing strategy includes the use of significant leverage because, to make servicing advances and fund originations, we require liquidity in excess of the capital generated by our operations. Accordingly, our ability to finance our operations depends on our ability to secure financing on acceptable terms and to renew and/or replace existing financings as they expire. These financings may not be available on acceptable terms or at all. Currently, credit default swaps for money center banks are now at levels last seen in late 2012, which could result in reduced availability and less favorable terms for liquidity facilities, especially for the mortgage industry. If we are unable to obtain these financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds.

We are generally required to renew a significant portion of our debt financing arrangements each year, which exposes us to refinancing and interest rate risks. Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including:

11 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

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
As of December 31, 2022, the aggregate principal amount of our unsecured senior notes was $2,700 million. Although we and our subsidiaries have substantial indebtedness, we believe we have the ability to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. These agreements generally restrict us and our restricted subsidiaries from incurring additional indebtedness; however, these restrictions are subject to important exceptions and qualifications. If we incur additional debt, the related risks could be magnified and could limit our financial and operating activities.

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

We use financial models that rely heavily on estimates in determining the fair value of certain assets and liabilities, such as MSRs and MSR financing liabilities, and if our estimates or assumptions prove to be incorrect, it may affect our earnings.
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

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 12

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

13 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

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
In our Originations segment, we use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. We also hedge MSRs in the current rate environments. The nature and timing of hedging transactions influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility, and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during periods of heightened volatility or economic downturns. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

We have third-party credit, servicer and correspondent risks which could have a material adverse effect on our business, liquidity, financial condition and results of operation.
Consumer Credit Risk: We provide representations and warranties to purchasers and insurers of the loans that we sell that range between three years and the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. Our loss estimates are affected by factors both internal and external in nature, including, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands, our ability to recover any losses from third parties, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economies. Many of the factors are beyond our control and may lead to judgments that are susceptible to change. In adverse market conditions, loans may decrease in value due to an increase in delinquencies, borrower defaults and non-payments. In addition, property values may experience losses at liquidation due to extensions in foreclosure and REO sales timelines, as well as home price depreciation.

Counterparty Credit Risk: We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. Although certain credit facilities and warehouse lines are committed, we may experience a disruption in operations due to a lender withholding funds of a borrowing request on the respective credit facility.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 14

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

Correspondent Risk: We purchase closed loans from correspondent lenders. The failure of these correspondent lenders to comply with any applicable laws, regulations and rules may subject us to monetary penalties or other losses. Although we have controls and procedures designed to assess areas of risk with respect to these acquired loans, including, without limitation, diligence regarding compliance with underwriting guidelines and applicable laws or regulations, we may not detect every violation of law by these correspondent lenders. In an economic downturn, a number of these correspondent lenders may not be financially viable, and any issues with respect to loans purchased from them and sold to Fannie Mae and Freddie Mac would transfer any manufacturing defect risk of origination to us. Additionally, we expect occupancy fraud and income fraud in the correspondent channel to increase. As housing prices and interest rates increase, loan terms become less favorable, and affordability becomes more challenging. As a result, borrowers may be more inclined to either inflate their income or misrepresent their occupancy intentions.

Any of the above could adversely affect our business, liquidity, financial condition and results of operations.

We may not be able to fully utilize our NOL and other tax carry forwards.
As of December 31, 2012, we had U.S. federal NOLs of approximately $7.5 billion, of which approximately $6.0 billion was allocated to the portion of 2012 after the ownership change described below, that, if unused, will begin to expire in 2031. As of December 31, 2022, we had U.S. federal NOLs of approximately $0.5 billion, of which $0.3 billion were not subject to limitation under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”). Our ability to utilize NOLs and other tax carry forwards to reduce taxable income in future years could be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carry forwards prior to their expiration and/or the Internal Revenue Service (“IRS”) challenges that a transaction or transactions were concluded with the principal purpose of evasion or avoidance of Federal income tax. There can be no assurance that we will have sufficient taxable income in later years to enable us to use the NOLs before they expire, or that the IRS will not challenge the use of all or any portion of the NOLs. Although we have certain transfer restrictions in place under our Certificate of Incorporation, our Board could issue additional shares of stock or permit or effect future conversions, amendments or redemptions of our stock, which, depending on their magnitude, could result in ownership changes that would trigger the imposition of additional limitations on the utilization of our NOLs under Sections 382 and 383 of the Code. In an attempt to minimize the likelihood of an additional ownership change occurring, our Certificate of Incorporation contains transfer restrictions limiting the acquisition (and disposition) of our stock or any other instrument treated as stock for purposes of Section 382 by persons or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 owning (actually or constructively), or who would own as a result of the transaction, 4.75% of the total value of our stock (including any other interests treated as stock for purposes of Section 382). Nevertheless, it is possible that we could undergo an ownership change, either by events within or outside of the control of our Board, e.g., indirect changes in the ownership of persons owning 5% of our stock. In the event of a subsequent ownership change, all or part of the NOLs from 2012 and subsequent years that were not previously subject to limitations under Section 382 could also become subject to an annual limitation. Section 384 may also apply in the event of an ownership change resulting from an acquisition, which would limit the utilization of our NOLs to only certain income or gains generated from assets owned subsequent to the acquisition.

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

15 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

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

Business & Operational Risks

Servicing
A significant increase in delinquencies for the loans that we own and service could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSRs.

•Revenue. An increase in delinquencies will result in lower revenue for loans we service for GSEs and Ginnie Mae as servicing fees are collected only for current performing loans. Additionally, while increased delinquencies generate higher ancillary revenues, including late fees, these fees do not offset the higher cost to service a delinquent loan and are sometimes unrecoverable if the loan is liquidated. In addition, an increase in delinquencies reduces cash held in collections and other accounts and lowers the interest income we receive.

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

•Valuation of MSRs. We base the price we pay for MSRs on, among other things, our projections of the cash flows from the related pool of mortgage loans based on market participant assumptions. Expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of our MSRs could be diminished. If the estimated fair value of MSRs is reduced, we would record a loss which would adversely impact our ability to satisfy borrowing conditions in our debt agreements which could have a negative impact on our financial results.

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

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 16

Some of the loans we service are higher risk loans, which are more expensive to service than conventional mortgage loans and may lead to liquidity challenges.
Some of the mortgage loans we service are higher risk loans, meaning that the loans are to less credit worthy borrowers, delinquent or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance and regulatory costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing higher risk loans to our servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, consent decrees or enforcement, could adversely affect our business, financial condition and results of operations. We have a portfolio of higher risk loans guaranteed by Ginnie Mae. In an adverse economic scenario or a pandemic similar to COVID-19, where defaults rise rapidly and unexpectedly, we may have funding challenges since Ginnie Mae does not allow the separate utilization of advances as a form of collateral, and we may not be able to secure financing for advances on acceptable terms or at all. If we are unable to obtain these financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds. Additionally, Ginnie Mae issued new guidelines on early buyouts of reperforming loans which could affect our liquidity.

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

17 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

We are subject to minimum financial eligibility requirements established by the Agencies. These minimum financial requirements, include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidly needed to service Agency mortgage loans and MBS and cover the associated financial obligations and risks. To meet these minimum financial requirements, we are required to maintain cash and cash equivalents in amounts that could impede us from growing our business and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth. On August 17, 2022, the FHFA and Ginnie Mae announced updated minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. The majority of the updated requirements will become effective on September 30, 2023. On October 21, 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. Although we believe that we will be in compliance with these updated requirements, to the extent that these capital and liquidity requirements are not met, the applicable agency may suspend or terminate these agreements, which would prohibit us from further servicing these specific types of mortgage loans or being an approved servicer. If we are unable to meet these capital and liquidity requirements, this could adversely affect our business, financial condition and results of operations.

Subservicing: Our subservicing portfolio is highly concentrated with a small number of parties who may elect to transfer their subservicing relationship to other counterparties or may go out of business. As of December 31, 2022, 88% of our subservicing portfolio is with seven counterparties. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing contracts with or without cause, with limited notice and with no termination fee upon a change of control. Entering into additional subservicing contracts will expose us to similar risks with new counterparties.

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

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 18

Originations
We may not be able to maintain the volumes in our loan originations business, which would adversely affect our ability to replenish our servicing business.
The volume of loans funded within our loan originations business is subject to multiple factors, including changes in interest rates and availability of government programs. Volume in our originations business is based on the refinancing of existing mortgage loans that we service, which is highly dependent on interest rates and other macroeconomic factors, and originations through our Correspondent channel. Our loan origination volume may decline if interest rates increase, if government programs terminate and are not replaced with similar programs or if we cannot replace this volume with other loan origination channels such as Correspondent, new customer acquisitions or purchase money loans. Any such slowdown may materially decrease the number and volume of mortgages we originate. As interest rates have rapidly risen, our refinancing volumes have significantly decreased as fewer consumers are incentivized to refinance their mortgages. As a result, our Originations revenues have decreased substantially. In addition, consumers are increasingly completing the mortgage process using online and/or digital tools. The proliferation of these tools and their ease of use may present challenges in retaining and attracting new loan applicants if we are unable to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to consumers. Additionally, newer market participants, often called “disruptors,” are reinventing aspects of the mortgage loan industry and capturing profit pools historically collected by existing market participants. As a result, the lending industry could become even more competitive if new market participants are successful in capturing market share from existing market participants such as ourselves. If we are unable to maintain our loan originations volume, our business, financial condition and results of operations could be adversely affected.

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

19 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

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

Corporate/Other
Our REO exchange business could be further impacted by delays in FHA foreclosure sales, as well as economic slowdowns and recessions.
The foreclosure moratoriums instituted during the COVID-19 pandemic have impacted and are continuing to impact our REO exchange business. The Exchange business consists of the Xome.com auction platform that provides efficient execution for sales of foreclosed properties. States, agencies and regulators have previously issued forbearance programs and placed a moratorium on foreclosures and evictions. Many of the measures have been lifted; however, there has been a delay in the selling of FHA foreclosed properties, which adversely impacts our REO exchange revenues. A continued economic slowdown, recession, or declining consumer confidence in the economy could have a material adverse effect on values of residential real estate properties. The volume of residential real estate transactions is highly variable which is primarily affected by the average price of real estate sales, the availability of funds to finance purchases, mortgage interest rates, consumer confidence in the economy and general economic factors affecting the real estate markets. A decline in real estate transactions could materially and adversely affect our REO exchange business.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 20

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
•Achieve and sustain a refinance recapture rate of 60%;
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
The business industry as a whole is characterized by rapidly changing technologies, system disruptions and failures caused by fire, power loss, telecommunications failures, system misuse, unauthorized intrusion (cyber-attack), computer viruses and disabling devices, natural disasters, health pandemics and other similar events that may interrupt or delay our ability to provide services to our borrowers. As a part of conducting business, we receive, transmit and store a large volume of personally identifiable information and other user data. Additionally, Xome is highly dependent on information technology networks and systems to securely process, transmit and store sensitive electronic information. Cybersecurity risks for the financial services industry have increased significantly in recent years due to new technologies, the reliance on technology to conduct financial transactions and the increased sophistication of organized crime and hackers. Those parties also may attempt to misrepresent personal or financial information to obtain loans or other financial products from us or attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. Additionally, cyberattacks on financial institutions are increasingly becoming a tactical risk of modern warfare. Cyberattacks performed as an act of war are typically excluded from insurance coverage and could result in material financial loss to the organization with limited recourse from insurance providers. We and others in our industry are regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, and data, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer viruses, malware, phishing, ransomware and other attack vectors. These attacks may result in unauthorized individuals obtaining access to our confidential information or that of our customers, or otherwise accessing, damaging, or disrupting our systems or infrastructure. In addition, to access our products and services, including our Home Intelligence app, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Third parties with which we do business or that facilitate our business activities or vendors that provide services or security solutions for our operations could also be sources of operational risk and information security risk to us, including from cyber-attacks, information breaches or loss, breakdowns, disruptions or failures of their own systems or infrastructure, or any deficiencies in the performance of their responsibilities. Security breaches, acts of vandalism and developments in computer intrusion capabilities could cause our financial, accounting, data processing or other operating systems and facilities to fail to operate properly or become disabled and could result in a compromise or breach of the technology that we or our vendors use to protect our borrowers’ personal information and transaction data.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all internal and external security breaches, especially because the techniques used change frequently, are becoming more sophisticated and are not recognized until launched, and because security attacks can originate from a wide variety of sources. This is especially applicable in the shift to having most of our team members work in a home-centric environment, as our team members access our secure networks through their home networks. These risks may increase in the future as we continue to increase our reliance on telecommunication technologies (including mobile devices), the internet and use of web-based product offerings.
21 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

While we have implemented policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions, whether external or internal, will not occur or, if they do occur, that they will be adequately addressed. A successful penetration or circumvention of the security of our or our vendors’ systems or a defect in the integrity of our or our vendors’ systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations. This risk is enhanced in certain jurisdictions with stringent data privacy laws. For example, the California Consumer Privacy Act of 2018 which went into effect in January 2020, as amended by the California Privacy Rights Act, which went into effect in January 2023 (collectively, the “Privacy Acts”), provides data privacy rights for consumers and operational requirements for us. The Privacy Acts include a statutory damages framework and private rights of action against businesses that fail to comply with certain Privacy Acts terms or implement reasonable security procedures and practices to prevent data breaches. Several other states, including Colorado, Connecticut, Utah and Virginia, have enacted or are considering similar legislation. Additionally, while we have obtained insurance to cover us against certain cybersecurity risks and information theft, there can be no guarantee that all losses will be covered or that the insurance limits will be sufficient to cover such losses.

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
Our business is becoming increasingly reliant on technology investments, and the returns on these investments are less predictable. We are currently making, and will continue to make, significant technology investments to support our originations and servicing offerings by implementing improvements to our customer-facing technology and evolving our information processes and computer systems to run our business more efficiently and remain competitive and relevant to our customers. Additionally, we have sold certain intellectual property rights related to our proprietary, cloud-based technology platform for mortgage servicing and received an equity stake in the buyer. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. We must monitor and choose the right investments and implement them at the right pace. Failing to make the best investments or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition and results of operations.

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

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 22

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
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Many of the companies with which we compete for experienced employees are large banks who have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could materially affect our business, financial condition and results of operations. In 2022, we had staffing reductions of approximately 1,400 team members, including 1,200 team members in our Originations segment. We may be exposed to unanticipated consequences of our staffing reductions, including attrition beyond the planned reductions, increased difficulties in our day-to-day operations, including a loss of continuity, loss of accumulated knowledge and/or efficiency, reduced employee morale and reduced ability to attract and retain qualified personnel. Employees who were not affected by our planned staffing reductions may seek alternate employment, which may harm our productivity.

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
23 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

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

Federal, state and local governments have proposed or enacted numerous laws, regulations and rules related to mortgage loans. Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing, originations and ancillary business and the fees we may charge. These regulations directly impact our business and require constant compliance, which includes enhancing our compliance program, procedures and controls, monitoring and internal and external audits. A failure in maintaining an effective compliance program or a material failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions, which could materially adversely affect our business, financial condition and results of operations. In addition, there continue to be changes in legislation and licensing, which require technology changes and additional implementation costs for loan originators and new state and federal privacy legislation could impact mortgage operations, marketing, and data governance. We expect legislative changes will continue in the foreseeable future, which may increase our operating expenses. For example, on December 30, 2022 the state of New York signed into law a new measure which limits the time a servicer has to foreclose on a customer without losing rights to the underlying property. The law has not yet had sufficient time to be tested or challenged, but could subject the company to direct credit losses on VA loans and substantial losses for investors in properties in New York which could increase the potential of losses to the company. Furthermore, there continue to be changes in state laws that are adverse to mortgage servicers that increase costs and operational complexity of our business and impose significant penalties for violation. Any of these changes in law could adversely affect our business, financial condition and results of operations.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 24

Regulatory requirements or changes to existing requirements that the CFPB or other federal or state agencies, including HUD and the FCC, could require changes in our business, result in increased compliance and operational costs and impair the profitability of such business. For example, Regulation C of the Home Mortgage Disclosure Act (“HMDA”) requires us to collect and report certain mortgage data for every loan application. These requirements for gathering and submitting large amounts of data regarding loan applications to regulators and the public are complex. Thus, any inadvertent errors in our gathering or reporting the data could result in fines or penalties being levied by the CFPB or other regulators against us. In addition, the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), could be expanded and we could be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. The cumulative effect of these changes could result in a material impact on our earnings. The implementation of the originations and servicing rules by the CFPB and the CFPB’s continuing examinations of our business, which we expect to increase and intensify under new CFPB leadership, could increase our regulatory compliance burden and associated costs and place restrictions on our operations, which could in turn adversely affect our business, financial condition and results of operations. Additionally, our sub-servicing of loans for federally regulated depositories creates indirect regulatory risk with the OCC, FDIC, and the U.S. Federal Reserve. Recent enforcement actions by these regulators over competitors in the mortgage servicing business increases our risks with both the CFPB and indirectly through our subservicing business partners.

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

Individual states have also been active, as have other regulatory organizations such as the Multi-State Mortgage Committee, as well as various state Attorneys General. We also believe there has been a shift among certain regulators towards a broader view of the scope of regulatory oversight responsibilities with respect to mortgage originators and servicers. In addition to their traditional focus on consumer protection laws, licensing and examination matters, certain regulators have begun to make observations, recommendations or demands with respect to such areas as corporate governance, low-to-moderate income lending requirements, safety and soundness, and risk and compliance management.

Certain regulators took steps to block the acquisition of MSRs by one of our competitors. It is possible that we could become subject to similar actions with respect to our acquisition of MSRs or other key business operations such as entering into subservicing contracts, which could adversely affect our business, financial condition and results of operations.

The influx of new laws, regulations, and other directives adopted in response to the COVID-19 pandemic exemplifies the ever-changing and increasingly complex regulatory landscape we operate in. While some regulatory reactions to COVID-19 may have relaxed certain compliance obligations (e.g., relaxing work location requirements for loan personnel working remotely during COVID-19 emergency declarations) the forbearance requirements imposed on mortgages servicers in the CARES Act added new regulatory responsibilities. While some regulators have granted permanent ability to work away from a licensed location, those that have not may determine that prior leniency surrounding work locations may no longer apply. The GSEs and the FHFA, Ginnie Mae, HUD, various investors and others have also issued guidance relating to COVID-19. We have received, and may continue to receive, inquiries from various federal and state lawmakers, attorneys general and regulators seeking information on our COVID-19 response and its impact on our business, team members, and clients. Future regulatory scrutiny and enforcement resulting from COVID-19 is unknown.

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

25 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

We are subject to numerous legal proceedings, federal, state or local governmental examinations and enforcement investigations. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.
Legal Proceedings: We are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of our business. There is no assurance that the number of legal proceedings will not increase in the future, including certified class or mass actions. These legal proceedings range from actions involving a single plaintiff to putative class action lawsuits. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and numerous other laws, including, but not limited to, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, National Housing Act, Homeowners Protection Act, Servicemember’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, the Bankruptcy Code, False Claims Act, the CARES Act and Making Home Affordable loan modification programs (while MHA programs have ended, claims may continue to arise). Additionally, along with others in our industry, we are subject to repurchase and indemnification claims and may continue to receive claims in the future, regarding alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts or the servicing of mortgage loan securitizations. We are also subject to legal actions or proceedings related to loss sharing and indemnification provisions of our various acquisitions. Additionally, third parties may assert claims against us that our content, website processes or software applications infringe their intellectual property rights. Certain of the pending or threatened legal proceedings include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages.

In 2022, we had staffing reductions of approximately 1,400 team members, including 1,200 team members in our Originations segment. These reductions could create an additional risk of claims being made on behalf of affected employees. Any alleged violation of applicable wage laws or other labor-or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties, which could have a materially adverse effect on our reputation, business, operating results and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.

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

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 26

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
27 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

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

Risks Related to Owning our Stock

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
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 28

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease and maintain our principal executive office in one building totaling approximately 176,000 square feet in Coppell, Texas. Our business operations and support offices are in leased facilities in various other locations in the United States, as well as locations in India. Our locations in the United States include (i) Texas, which houses our Servicing and Originations segments, (ii) Arizona, Oregon, Florida and Colorado, which house our Servicing segment and (iii) California, which houses our Originations segment. Our India locations include Chennai and Bengaluru, which both support our Servicing and Originations segments. We believe that our facilities are adequate for our current requirements and are being appropriately utilized. We periodically review our space requirements, and we believe we will be able to acquire new space and facilities as and when needed on reasonable terms. We also look to consolidate and dispose of facilities we no longer need, as and when appropriate.

29 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Item 3. Legal Proceedings

For a description of our material legal proceedings, see Note 19, Commitments and Contingencies of the Notes to the Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 30

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders
Our common stock has been traded on the Nasdaq Stock Market under the ticker symbol “COOP” since October 10, 2018. Prior to October 10, 2018, our common stock traded under the ticker symbol “WMIH”.

As of February 9, 2023, there were 1,763 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities
In 2021, our Board of Directors authorized the repurchase of up to $700 million of our outstanding common stock. In October 2022, our Board of Directors authorized the repurchase of an additional $200 million of our outstanding common stock. The stock repurchase program may be suspended, modified or discontinued at any time at our discretion. During the three months ended December 31, 2022, we repurchased shares of our common stock at a total cost of $54 million under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares Purchased (in thousands)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (in thousands)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in millions) (1)
October 2022	302	$39.75	302	$255
November 2022	896	$42.43	896	$217
December 2022	100	$41.84	100	$213
Total	1,298		1,298

Stockholder Return Performance
The following graph shows a comparison of the cumulative total stockholder return for our common stock, as adjusted for the 1-for-12 reverse stock split that occurred in October 2018, our peer group index, the S&P 500 Index and the S&P Composite 1500 Financials Index from December 31, 2017 through December 31, 2022. In 2022, we changed from the peer group index to S&P Composite 1500 Financials Index to better align the shareholder return performance graph with the index used to evaluate relative Total Shareholder Return performance in our Performance Share Unit Plan. Our peer group index is composed of the following companies: PennyMac Financial Services, Inc., Ocwen Financial Corporation, Flagstar Bancorp, Inc., Rithm Capital Corp (formerly New Residential Investment Corp.), and Rocket Companies, Inc. This data assumes an investment of $100 on December 31, 2017.

31 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Comparison of Cumulative Total Return (December 31, 2017 to December 31, 2022)

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Dec 2017
Dec 2018
Dec 2019
Dec 2020
Dec 2021
Dec 2022
Mr. Cooper (COOP, formerly WMIH)
S&P 500 Index
S&P Composite 1500 Financials Index
Peer Group

Comparative results for Mr. Cooper (COOP, formerly WMIH) common stock, the S&P 500 Index, S&P Composite 1500 Financials Index and our peer group index are presented below:

	December 31,
	2017	2018	2019	2020	2021	2022
Mr. Cooper (COOP, formerly WMIH)	$100	$115	$123	$305	$408	$394
S&P 500 Index	100	94	121	140	178	144
S&P Composite 1500 Financials Index	100	85	109	105	138	121
Peer Group Index(1)	100	66	87	133	146	82

(1)Rocket Companies, Inc. is included in the peer group index for 2020, 2021 and 2022 data only. Flagstar Bancorp, Inc. is included in the peer group Index for the period from December 31, 2017 through November 30, 2022 as its stocks are no longer publicly traded.

Item 6. [RESERVED]

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 32

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

Basis of Presentation

The below presentation discusses the results of the operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We are a leading servicer and a major originator of residential mortgage loans. Our purpose is to keep the dream of homeownership alive, and we do this by helping mortgage borrowers (our customers) manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio UPB from $10 billion in 2009 to $870 billion as of December 31, 2022. We believe this track record reflects our strong operating capabilities, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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
•Achieve and sustain a refinance recapture rate of 60%;
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

Anticipated Trends

In the fourth quarter of 2022, our servicing portfolio grew $16 billion to $870 billion, primarily due to MSR acquisitions of $23 billion in UPB, partially offset by runoff of the existing portfolio. For 2023, we expect to generate strong earnings from lower amortization and higher interest income as we anticipate continued increases in the Federal Funds rate and in turn, elevation in mortgage rates. In the fourth quarter of 2022, our Originations segment roughly broke even as we rightsized capacity. For 2023, we expect Originations to operate above break-even although profitability will be constrained by interest rates.

In 2022, the U.S. Federal Reserve raised the federal funds rate in response to the significant inflationary pressures, and is expected to further increase interest rates in the near term to combat the growth in inflation. Inflationary pressures may limit a borrower's disposable income, which can decrease customers' ability to enter into mortgage transactions. Inflationary pressures, along with supply chain disruptions, may also increase our operating costs. Historically changes in interest rates have a greater impact on our financial results than sustained inflation. While the increase in interest rates have been greatly influenced by changes in the inflation rate during 2022, interest rate fluctuations have not correlated directly in timing or extent to inflationary pressures.

33 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Results of Operations

Table 1. Consolidated Operations

	Year Ended December 31,
	2022	2021	Change
Revenues - operational(1)	$1,643	$2,897	$(1,254)
Revenues - mark-to-market	821	421	400
Total revenues	2,464	3,318	(854)
Total expenses	1,274	1,662	(388)
Total other income, net	24	281	(257)
Income from continuing operations before income tax expense	1,214	1,937	(723)
Less: Income tax expense	291	471	(180)
Net income from continuing operations	$923	$1,466	$(543)

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

Income from continuing operations before income tax expense decreased during the year ended December 31, 2022 compared to 2021 primarily due to a decrease in total revenues, partially offset by lower total expenses. The decrease in total revenues was primarily attributable to a decline in revenues from our Originations segment due to lower origination volumes driven by higher mortgage rates in 2022. The decrease in total expenses was primarily driven by lower salaries, wages and benefits in our Originations segment due to lower headcount and lower origination volumes in both the direct-to-consumer and correspondent channels. In 2022, we rightsized our business and eliminated approximately 1,400 positions, including 1,200 positions in our Originations segment, due to the rising interest rate environment and declining demand for originations. The change in total other income, net in 2022 compared to 2021 was primarily due to a $223 gain recorded in the first quarter of 2022 upon completion of the Sagent Transaction compared to a $528 gain recorded upon completion of the sale of our title, valuations and field Services businesses in 2021. See further discussions in Note 3, Dispositions, in the Notes to the Consolidated Financial Statements and Segment Results section of the MD&A.

Income tax expense on continuing operations decreased in the year ended December 31, 2022 when compared to 2021. The effective tax rate for continuing operations for 2022 decreased to 24.0% from 24.3% in 2021, primarily attributable to a decrease in income from continuing operations before income tax expense.

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

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 34

Servicing Segment

The Servicing segment’s strategy is to generate income by growing the portfolio and maximizing servicing operating income. We believe several competitive strengths have been critical to our long-term growth as a servicer, including our low-cost servicing and subservicing platform that creates operating leverage, our skill in mitigating losses for investors, our commitment to strong customer service and regulatory compliance, our history of successfully boarding new loans, and the ability to retain existing customers by offering attractive refinance options. We believe that our operational capabilities are reflected in our most recent, servicer ratings, which are reflected below.

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

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

35 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

The following table sets forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Year Ended December 31,
	2022		2021		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$1,530	19	$1,605	25	$(75)	(6)
Amortization, net of accretion	(693)	(9)	(753)	(12)	60	3
Mark-to-market adjustments - Servicing	821	10	421	7	400	3
Total revenues	1,658	20	1,273	20	385	—
Expenses
Salaries, wages and benefits	324	4	271	4	53	—
General and administrative
Servicing support fees	76	1	86	1	(10)	—
Corporate and other general and administrative expenses	125	2	116	2	9	—
Foreclosure and other liquidation related expenses (recoveries), net	16	—	(3)	—	19	—
Depreciation and amortization	18	—	32	1	(14)	(1)
Total general and administrative expenses	235	3	231	4	4	(1)
Total expenses	559	7	502	8	57	(1)
Other income (expense)
Other interest income	208	3	129	2	79	1
Advance interest expense	(31)	(1)	(31)	—	—	(1)
Other interest expense	(190)	(2)	(231)	(4)	41	2
Interest expense	(221)	(3)	(262)	(4)	41	1
Total other (expenses), net	(13)	—	(133)	(2)	120	2
Income from continuing operations before income tax expense	$1,086	13	$638	10	$448	3

Weighted average cost - advance and MSR facilities	4.6%		2.8%		1.8%
Weighted average cost - excess spread financing	8.8%		9.0%		(0.2)%

(1)Calculated basis points (“bps”) are as follows: Annual dollar amount/Total average UPB X 10000.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 36

Table 4. Servicing - Revenues

	Year Ended December 31,
	2022		2021		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$1,227	15	$919	14	$308	1
Modification fees(2)	13	—	26	—	(13)	—
Incentive fees(2)	—	—	1	—	(1)	—
Late payment fees(2)	59	1	59	1	—	—
Other ancillary revenues(2)	53	1	625	10	(572)	(9)
Total MSR operational revenue	1,352	17	1,630	25	(278)	(8)
Base subservicing fees and other subservicing revenue(2)	283	3	254	4	29	(1)
Total servicing fee revenue	1,635	20	1,884	29	(249)	(9)
MSR financing liability costs	(19)	—	(24)	—	5	—
Excess spread payments and portfolio runoff	(86)	(1)	(255)	(4)	169	3
Total operational revenue	1,530	19	1,605	25	(75)	(6)
Amortization, Net of Accretion
MSR amortization	(779)	(10)	(1,008)	(16)	229	6
Excess spread accretion	86	1	255	4	(169)	(3)
Total amortization, net of accretion	(693)	(9)	(753)	(12)	60	3
Mark-to-Market Adjustments - Servicing
MSR MTM	1,328	17	502	8	826	9
MTM Adjustments(3)(4)	(365)	(5)	(114)	(2)	(251)	(3)
Excess spread / financing MTM	(142)	(2)	33	1	(175)	(3)
Total MTM adjustments - Servicing	821	10	421	7	400	3
Total revenues - Servicing	$1,658	20	$1,273	20	$385	—

(1)Calculated basis points (“bps”) are as follows: Annual dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3)MTM Adjustments include the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $30 and $35 for the years ended December 31, 2022 and 2021, respectively.
(4)MTM Adjustments also include loss of $332 and $86 from MSR hedging activities during the years ended December 31, 2022 and 2021, respectively.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Operational revenue decreased during the year ended December 31, 2022 compared to 2021, primarily due to a decrease in other ancillary revenue from early-buyouts driven by lower re-delivery volume and a decrease in re-delivery gain on sale margin due to the rapid rise in interest rates in 2022. The decrease was partially offset by an increase in base servicing fees primarily due to a larger servicing UPB portfolio in 2022.

MSR amortization decreased for the year ended December 31, 2022 as compared to 2021, primarily due to lower prepayments driven by higher mortgage rates in 2022, partially offset by higher average MSR UPB and higher average MSR fair value.

The change in MSR MTM and excess spread and financing MTM during the year ended December 31, 2022 compared to 2021, was primarily due to an increase in mortgage rates in 2022 compared to 2021, which lowered prepayment speeds and resulted in an increased MSR fair value on the overall portfolio.

Subservicing - Subservicing fees increased during the year ended December 31, 2022 as compared to 2021, primarily due to an increase in average subservicing loan count.

37 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Servicing Segment Expenses
Total expenses increased during the year ended December 31, 2022 as compared to 2021, primarily driven by an increase in salaries, wages and benefits and the change in foreclosure and other liquidation related expenses (recoveries), net, partially offset by lower depreciation and amortization. The increase in salaries, wages and benefits was primarily due to higher headcount-related costs due to growth in our servicing portfolio. The change in foreclosure and other liquidation related expenses (recoveries), net in 2022 as compared to 2021 was primarily driven by non-recurring trailing expenses associated with the sale of the reverse portfolio in 2021.

Servicing Segment Other (Expenses), net
Total other expenses, net decreased during the year ended December 31, 2022 as compared to 2021, primarily due to higher other interest income driven by higher interest income earned on custodial balances attributable to rising interest rates and a decrease in other interest expense due to lower compensating interest expense and excess spread financing. The decrease in 2022 as compared to 2021 was partially offset by higher interest expense from MSR financing and lower interest income earned on lower early-buyout balances in mortgage loans held for sale.

Table 5. Servicing Portfolio - Unpaid Principal Balances

					Year Ended December 31,
					2022	2021
Average UPB
MSRs					$383,809	$299,483
Subservicing and other(1)					425,255	350,365
Total average UPB					$809,064	$649,848

	December 31, 2022			December 31, 2021
	UPB	Fair Value	bps	UPB	Fair Value	bps
MSRs
Agency	$380,502	$6,322	166	$302,851	$3,859	127
Non-agency	30,880	332	108	36,357	364	100
Total MSRs	411,382	6,654	162	339,208	4,223	124

Subservicing and other(1)
Agency	437,491	N/A		353,660	N/A
Non-agency	21,562	N/A		16,860	N/A
Total subservicing and other	459,053	N/A		370,520	N/A

Total ending balance	$870,435	$6,654		$709,728	$4,223

MSRs UPB Encumbrance					December 31, 2022	December 31, 2021
MSRs - unencumbered					$327,598	$212,472
MSRs - encumbered(2)					83,784	126,736
Total MSRs UPB					$411,382	$339,208

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)The encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability. The decrease in encumbered MSRs as of December 31, 2022 is primarily due to the fact that in June 2022, we entered into an assignment agreement with an investor to repurchase excess spread liabilities for a total purchase price of $277.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 38

The following table provides a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Year Ended December 31,
	2022			2021
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of year	$339,208	$370,520	$709,728	$271,189	$336,513	$607,702
Additions:
Originations	27,381	—	27,381	79,599	4,996	84,595
Acquisitions / Increase in subservicing(1)	101,654	216,576	318,230	76,594	170,258	246,852
Deductions:
Dispositions	(1,085)	(76,944)	(78,029)	(1,226)	(16,075)	(17,301)
Principal reductions and other	(16,525)	(13,132)	(29,657)	(11,718)	(13,608)	(25,326)
Voluntary reductions(2)	(38,444)	(37,754)	(76,198)	(74,500)	(111,457)	(185,957)
Involuntary reductions(3)	(608)	(213)	(821)	(437)	(107)	(544)
Net changes in loans serviced by others	(199)	—	(199)	(293)	—	(293)
Balance - end of year	$411,382	$459,053	$870,435	$339,208	$370,520	$709,728

(1)Includes transfers to/from Subservicing and other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio(1)

	December 31, 2022	December 31, 2021
Loan count(2)	4,149,116	3,561,051
Average loan amount(3)	$209,284	$195,512
Average coupon - agency	3.6%	3.6%
Average coupon - non-agency	4.5%	4.4%
60+ delinquent (% of loans)(4)	2.6%	3.1%
90+ delinquent (% of loans)(4)	2.2%	2.8%
120+ delinquent (% of loans)(4)	2.0%	2.6%

	Year Ended December 31,
	2022	2021
Total prepayment speed (12-month constant prepayment rate)	9.6%	25.6%

(1)Characteristics and key performance metrics of our servicing portfolio exclude UPB and loan counts acquired but not yet boarded and currently serviced by others.
(2)As of December 31, 2022 and 2021, loan count includes 40,327 and 54,462, respectively, of loans in forbearance related to the CARES Act.
(3)Average loan amount is presented in whole dollar amounts.
(4)Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan. Loan delinquency includes loans in forbearance.

Delinquency is an assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances. Delinquency rates have decreased from 2021 as the COVID-19 pandemic’s effect on the macroeconomic environment declines.

39 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Table 8. MSRs Loan Modifications and Workout Units

	Year Ended December 31,
	2022	2021	Change
Modifications(1)	42,131	67,664	(25,533)
Workouts(2)	47,559	70,028	(22,469)
Total modification and workout units	89,690	137,692	(48,002)

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

Total modifications during the year ended December 31, 2022 decreased compared to 2021 primarily due to a decrease in modifications related to loans impacted by the COVID-19 pandemic and rising mortgage rates. Total workouts during the year ended December 31, 2022 decreased compared to 2021 primarily due to a decrease in customers who were exiting forbearance plans, as there were fewer customers in forbearance.

Servicing Portfolio and Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Year Ended December 31,
	2022	2021
Fair value - beginning of year	$4,223	$2,703
Additions:
Servicing retained from mortgage loans sold	554	1,077
Purchases of servicing rights	1,595	948
Dispositions:
Sales of servicing assets	(294)	(55)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR MTM):
Agency	1,316	342
Non-agency	12	160
Changes in valuation due to amortization:
Scheduled principal payments	(176)	(123)
Prepayments
Voluntary prepayments
Agency	(556)	(818)
Non-agency	(38)	(63)
Involuntary prepayments
Agency	(9)	(4)
Non-agency	—	—
Other changes(1)	27	56
Fair value - end of year	$6,654	$4,223

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 40

See Note 4, Mortgage Servicing Rights and Related Liabilities and Note 17, Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of December 31, 2022 and 2021.

Excess Spread Financing

As further disclosed in Note 4, Mortgage Servicing Rights and Related Liabilities, in the Notes to Consolidated Financial Statements, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR. During 2022, the Company entered into an assignment agreement to repurchase excess spread liabilities for a total purchase price of $277, which is included in the repayments line in the rollforward below.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to prepayment speeds and discounts rates. See Note 4, Mortgage Servicing Rights and Related Liabilities and Note 17, Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of the excess spread financing liability as of December 31, 2022 and 2021.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Year Ended December 31,
	2022	2021
Fair value - beginning of year	$768	$934
Additions:
New financings	—	—
Deductions:
Repayments	(293)	(4)
Settlements	(99)	(152)
Changes in fair value:
Agency	113	(20)
Non-Agency	20	10
Fair value - end of year	$509	$768

41 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Originations Segment

The strategy of our Originations segment is to originate or acquire new loans for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain or recapture our existing customers by providing them with attractive refinance and purchase options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring loans at a more attractive cost than bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Our Originations segment is one way that we help underserved consumers access the financial markets. In 2022, our total originations included loans for 42,283 customers with low FICOs (<660), 33,124 customers with income below the U.S. median household income, 19,711 first-time homebuyers, and 8,080 veterans. The originations during this period included 28,078 Ginnie Mae loans, which are designed for first-time homebuyers, low- and moderate-income borrowers, and veterans, comprising $7 billion in total proceeds. Once these loans are originated, these formerly underserved borrowers become our servicing customers.

The Originations segment includes two channels:

•Our direct-to-consumer (“DTC”) lending channel relies on our call centers, website and mobile apps, specially trained teams of licensed mortgage originators, predictive analytics and modeling utilizing proprietary data from our servicing portfolio to reach our existing customers who may benefit from a new mortgage. Depending on borrower needs and eligibility, purchase and refinance loans are available in conventional, government or non-agency products. Through lead campaigns and direct marketing, the direct-to-consumer channel seeks to convert leads into loans in a cost-efficient manner.

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

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 42

The following table sets forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenues
Service related, net - Originations(1)	$98	$176	$(78)	(44)%
Net gain on mortgage loans held for sale
Net gain on loans originated and sold(2)	139	731	(592)	(81)%
Capitalized servicing rights(3)	493	952	(459)	(48)%
Total net gain on mortgage loans held for sale	632	1,683	(1,051)	(62)%
Total revenues	730	1,859	(1,129)	(61)%
Expenses
Salaries, wages and benefits	329	608	(279)	(46)%
General and administrative
Loan origination expenses	59	100	(41)	(41)%
Corporate and other general and administrative expenses	54	65	(11)	(17)%
Marketing and professional service fees	33	52	(19)	(37)%
Depreciation and amortization	16	24	(8)	(33)%
Total general and administrative	162	241	(79)	(33)%
Total expenses	491	849	(358)	(42)%
Other income (expenses)
Interest income	53	102	(49)	(48)%
Interest expense	(43)	(88)	45	(51)%
Total other income, net	10	14	(4)	(29)%
Income before income tax expense	$249	$1,024	$(775)	(76)%

Weighted average note rate - mortgage loans held for sale	4.2%	3.0%	1.2%	40%
Weighted average cost of funds - warehouse facilities (excluding facility fees)	3.6%	1.9%	1.7%	89%

(1)Service related, net - Originations refers to fees collected from customers for originated loans and from other lenders for loans purchased through the correspondent channel, and includes loan application, underwriting, and other similar fees.
(2)Net gain on loans originated and sold represents the unrealized and realized gains and losses from the origination, purchase, and sale of loans as well as the unrealized and realized gains and losses from related derivative instruments. Gains from the origination and sale of loans are affected by the volume and margin of our originations activity which can vary based upon mortgage interest rates.
(3)Capitalized servicing rights represent the fair value attributed to mortgage servicing rights at the time in which they are retained in connection with the sale of loans during the period.

43 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Table 12. Originations - Key Metrics

	Year Ended December 31,
	2022		2021		$ Change		% Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$14,823		$36,624		$(21,801)		(60)%
Other locked pull through adjusted volume(1)	10,067		39,810		(29,743)		(75)%
Total pull through adjusted lock volume	$24,890		$76,434		$(51,544)		(67)%
Funded volume(2)	$28,250		$84,463		$(56,213)		(67)%
Volume of loans sold	$33,138		$93,549		$(60,411)		(65)%
Recapture percentage(3)	31.8%		31.4%		0.4%		1%
Refinance recapture percentage(4)	58.7%		40.0%		18.7%		47%
Purchase as a percentage of funded volume	33.0%		23.3%		9.7%		42%
Value of capitalized servicing on retained settlements	191	bps	132	bps	59	bps	45%

Originations Margin
Revenue	$730		$1,859		$(1,129)		(61)%
Pull through adjusted lock volume	$24,890		$76,434		$(51,544)		(67)%
Revenue as a percentage of pull through adjusted lock volume(5)	2.93%		2.43%		0.50%		21%

Expenses(6)	$481		$835		$(354)		(42)%
Funded volume	$28,250		$84,463		$(56,213)		(67)%
Expenses as a percentage of funded volume(7)	1.70%		0.99%		0.71%		72%

Originations Margin	1.23%		1.44%		(0.21)%		(15)%

(1)Pull through adjusted volume represents the expected funding from locks taken during the period.
(2)Funded volume for the period could include pull through adjusted lock volume from prior periods.
(3)Recapture percentage includes new loan originations from both purchase and refinance transactions where borrower retention and/or property retention occurs as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
(4)Refinance recapture percentage includes new loan originations from refinance transactions where borrower retention and property retention occurs as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
(5)Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(6)Expenses include total expense and total other income (expenses), net.
(7)Calculated on funded volume as expenses are incurred based on closing of the loan.

Originations Segment Revenues
Total revenues decreased for the year ended December 31, 2022 compared to 2021 primarily driven by a decline in net gain on loans originated and sold and a decrease in capitalized servicing rights. Revenues from net gain on loans originated and sold decreased in connection with lower funded volume and total pull through adjusted lock volume due to a higher interest rate environment in 2022. Additionally, the decrease in capitalized servicing rights was primarily driven by lower originations volumes, partially offset by an increase in value of capitalized servicing retained on settlements due to higher mortgage rates in 2022. Revenues in 2022 also decreased as compared to 2021, due to unfavorable mark-to-market adjustments on mortgage derivative instruments and hedges, partially offset by a lower unfavorable mark-to-market on interest rate locks and loan commitments and fair value adjustment on loans held for sale.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 44

Originations Segment Expenses
Total expenses for the year ended December 31, 2022 decreased when compared to 2021 primarily due to a decline in salaries, wages and benefits expense, and loan origination expenses. Salaries, wages and benefits expense declined in 2022 primarily due to decreased headcount and lower origination volumes in both the direct-to-consumer and correspondent channels. During the year ended December 31, 2022, we rightsized our Originations business, and eliminated approximately 1,200 positions due to rising interest rate environment and lower demand for originations. Loan origination expenses declined in 2022 primarily due to cost reduction initiatives in connection with decreased origination volumes.

Originations Segment Other Income, Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. Due to decreased originations volume, both interest income and interest expense declined, partially offset by higher interest rates, resulting in immaterial changes for total other income, net, during the year ended December 31, 2022 as compared to 2021.

Originations Margin
The Originations Margin for the year ended December 31, 2022 decreased as compared to 2021 primarily due to a higher ratio of expenses as a percentage of funded volume driven by lower funded volume due to higher mortgage rates in 2022, partially offset by a shift in channel mix from correspondent to direct-to-consumer. Direct-to-consumer channel mix was 60% and 48% for the years ended December 31, 2022, and 2021, respectively.

Corporate/Other

Corporate/Other includes the results of Xome’s operations, the Company’s unallocated overhead expenses (which include the costs of executive management and other corporate functions that are not directly attributable to our operating segments), changes in equity investments and interest expense on our unsecured senior notes. In addition, Corporate/Other includes eliminations related to intersegment hedge fair value changes.

The following tables set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Year Ended December 31,
	2022	2021	$ Change	% Change
Corporate/Other - Operations
Total revenues	$76	$186	$(110)	(59)%
Total expenses	224	311	(87)	(28)%
Interest expense	160	128	32	25%
Other income (expense), net	187	528	(341)	(65)%

Key Metrics
Average exchange inventory under management	19,663	15,039	4,624	31%

Total revenues and total expenses decreased during the year ended December 31, 2022 as compared to 2021 primarily due to the sale of our title, valuations and field services businesses in 2021.

Interest expense increased in the year ended December 31, 2022 as compared to 2021 primarily due to the issuance of the unsecured senior notes due 2031 in the fourth quarter of 2021.

The change in other income (expense), net, in the year ended December 31, 2022 as compared to 2021 was primarily due to a gain of $223 that was recorded in 2022 upon completion of the Sagent Transaction as compared to a gain of $528 that was recorded in 2021 upon completion of the sale of our title, valuations and field services businesses.

45 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR and other facilities. We held cash and cash equivalents on hand of $527 as of December 31, 2022 compared to $895 as of December 31, 2021. During the year ended December 31, 2022, we generated net cash of $3,767 from operating activities and bought back 5.4 million shares of our outstanding common stock for a total cost of $239 as part of our stock repurchase program. We have sufficient borrowing capacity to support our operations. As of December 31, 2022, total available borrowing capacity for advance, warehouse, and MSR facilities was $10,600 of which $7,704 was immediately available. During the year ended December 31, 2022, we increased capacity on our MSR facilities by $1,590. For more information on our advance and warehouse facilities, see Note 12, Indebtedness, in the Notes to Consolidated Financial Statements.

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

In addition, derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations and servicing. As part of the Company’s economic hedging strategy, the Company hedges interest rate risk related to the pipeline in Originations (comprised of IRLCs and newly originated mortgage loans held for sale) and MSR portfolio in Servicing primarily using third-party derivative instruments. See Note 11, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our derivative transactions.

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

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Year Ended December 31,
	2022	2021	$ Change	% Change
Net cash attributable to:
Operating activities	$3,767	$2,632	$1,135	43%
Investing activities	(1,322)	1,192	(2,514)	(211)%
Financing activities	(2,784)	(3,696)	912	(25)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(339)	$128	$(467)	(365)%

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 46

Operating activities
Cash generated from operating activities increased to $3,767 during the year ended December 31, 2022 from $2,632 in 2021. The increase was primarily related to continuing operations, driven by cash generated from changes in working capital of $201 in 2022 compared to cash used of $353 in 2021, and by the decrease of $7,089 in cash used for the repurchases of loan assets out of Ginnie Mae securitizations, partially offset by a decrease of $6,615 in cash generated from originations net sales activities.

Investing activities
Our investing activities used cash of $1,322 during the year ended December 31, 2022 compared to cash generated of $1,192 in 2021. The change was primarily related to discontinued operations and the sale of businesses in 2021, driven by $1,629 of proceeds from sale of the reverse servicing portfolio and $465 in cash proceeds from the sale of our title, valuations, and field services businesses, net of cash divested. Additionally, cash used for the purchase of mortgage servicing rights increased by $673 in 2022.

Financing activities
Cash used from financing activities decreased to $2,784 during the year ended December 31, 2022 from $3,696 in 2021. The decrease was driven by $2,226 in financing activities from discontinued operations in 2021, partially offset by an increase of $841 in cash used for repayment on our advance and warehouse facilities related to continuing operations in 2022.

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

Financial Covenants
Our credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our operating subsidiary, Nationstar Mortgage, LLC. As of December 31, 2022, we were in compliance with our required financial covenants.

Seller/Servicer Financial Requirements
We are also subject to net worth, liquidity and capital ratio requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac (“Enterprises”) Seller/Servicers, and Ginnie Mae for single family issuers, as summarized below. These requirements apply to our operating subsidiary, Nationstar Mortgage, LLC.

Minimum Net Worth
•FHFA - a net worth base of $2.5 plus 25 basis points of outstanding UPB for total loans serviced.
•Ginnie Mae - a net worth equal to the sum of base of $2.5 plus 35 basis points of the issuer’s total single-family effective outstanding obligations.

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

As of December 31, 2022, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

In 2022, the FHFA and Ginnie Mae revised its Seller/Servicers and single-family issuers minimum financial eligibility requirements. All revisions are effective in 2023 or 2024, as summarized below. The Company is currently evaluating the impact of the revised requirements.
47 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Minimum Net Worth (effective September 30, 2023)
•FHFA – a net worth base of $2.5 plus a dollar amount equal to or exceeding the sum of (i) 25 basis points of the sellers/servicer’s residential first lien mortgage servicing UPB, serviced for the Enterprises, plus (ii) 25 basis points of non-agency serviced UPB, plus (iii) 35 basis points of the sellers/servicer’s residential first lien mortgage servicing UPB serviced for Ginnie Mae.
•Ginnie Mae – a net worth equal to the sum of $2.5, plus (i) 35 basis points of the issuer’s total effective Ginnie Mae single-family outstanding obligations, plus (ii) 25 basis points of the issuer’s total Enterprises single family outstanding servicing portfolio balance, plus (iii) 25 basis points of the issuer’s total non-agency single family servicing portfolio.

Minimum Liquidity Requirements (effective September 30, 2023)
•FHFA - a base Liquidity of eligible assets equal to or exceeding:
◦7 basis points of sellers/servicer’s residential first lien mortgage servicing UPB serviced for the Enterprises, if the seller/servicer remits (or an Enterprise draws) interest or principal, or both, as scheduled, regardless of whether principal or interest has been collected from the borrower, plus
◦3.5 basis points of the sellers/servicer’s residential first lien mortgage servicing UPB serviced for the Enterprises, if the seller/servicer remits (or an Enterprise draws) the interest and principal only as actually collected from the borrower, plus
◦3.5 basis points of the seller/servicer’s non-agency servicing UPB, plus
◦10 basis points of the seller/servicer’s residential first lien mortgage servicing UPB serviced for Ginnie Mae.
◦In addition, an origination liquidity equal to or exceeding 50 basis points of the sum of the following (effective December 31, 2023):
i.Residential first lien mortgages held for sale, at lower of cost or market
ii.Residential first lien mortgages held for sale, at fair value, plus
iii.UPB of interest rate lock commitments after fallout adjustments
◦Supplemental liquidity at all time equal to or exceeding the sum of (effective December 31, 2023):
i.2 basis points of the sellers/servicer’s residential mortgage servicing UPB serviced for the Enterprises, plus
ii.5 basis points of the sellers/servicer’s residential mortgage servicing UPB serviced for Ginnie Mae
•Ginnie Mae – the greater of $1 or the sum of:
◦10 basis points of the issuer’s outstanding Ginnie Mae single-family servicing UPB, plus
◦3.5 basis points of the issuer’s outstanding Enterprises single family servicing UPB, if the issuer remits (or the Enterprise draws) the principal and interest only as actually collected from the borrower, plus
◦7 basis points of the Issuer’s outstanding Enterprises single-family servicing UPB, if the issuer remits (or the Enterprise draws) the principal or interest, or both, as scheduled, regardless of whether principal or interest has been collected from the borrower, plus
◦3.5 basis points of the issuer’s outstanding non-agency single-family servicing UPB.
•Ginnie Mae - issuers that originated more than $1 billion in UPB of any residential first mortgage in the recent four-quarter period must have liquid assets equal to the greater of at least $1 or the sum of the points listed immediately above, plus (effective December 31, 2023):
◦50 basis points of loans held for sale, plus
◦50 basis points of the issuer’s UPB of IRLCs after fallout adjustments

Capital Requirements (effective December 31, 2024)
•Ginnie Mae – a Risk-based Capital Ratio (“RBCR”) of at least 6%. RBCR is adjusted net worth less excess MSRs divided by total risked-based assets.

Financial Reporting Requirements (effective December 31, 2023)
•FHFA – must obtain an assessment of the seller/servicer’s performance and creditworthiness by a qualified, independent third party on an annual basis and meet the following criteria:
◦One primary servicer rating or master servicer rating, as applicable for large non-depository institutions that have greater than or equal to $50 billion in servicing UPB, and
◦One primary servicer rating or master servicer rating, as applicable, and one third party long-term senior unsecured debt rating or long-term corporate family rating, for large non-depository institutions that have greater than $100 billion in servicing UPB, and
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 48

◦One primary servicer rating or master servicer rating, as applicable, and issued by two rating agencies, each of which must issue either a third party long-term unsecured debt rating or long-term corporate family rating for large non-depository institutions that have greater than or equal to $150 billion in servicing UPB.

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

Table 15. Debt

	December 31, 2022	December 31, 2021
Advance facilities principal amount	$669	$614
Warehouse facilities principal amount	817	4,125
MSR facilities principal amount	1,410	270
Unsecured senior notes principal amount	2,700	2,700

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of December 31, 2022, we had a total borrowing capacity of $1,125, of which we could borrow an additional $456. The maturity dates of our advance facilities range from December 2023 to November 2024. As of December 31, 2022, we had $40 of borrowings outstanding under facilities maturing within less than one year and $629 of borrowings outstanding under facilities maturing within the next three years.

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of December 31, 2022, we had a total borrowing capacity of $6,775 and $2,700 for warehouse and MSR facilities, of which we could borrow an additional $5,958 and $1,290, respectively. The maturity dates for our warehouse facilities range from April 2023 to September 2024. As of December 31, 2022, we had $803 of borrowings outstanding under warehouse facilities maturing within less than one year and $14 of borrowings outstanding under warehouse facilities maturing within the next three years. Our MSR facilities provide financing for our servicing portfolio and investments. The maturity dates for our MSR facilities range from April 2023 to November 2024. As of December 31, 2022, we had $405 of borrowings under MSR facilities maturing within less than one year and $1,005 of borrowings outstanding under MSR facilities maturing within the next two years.

Unsecured Senior Notes
In 2020 and 2021, we completed offerings of unsecured senior notes with maturity dates ranging from 2027 to 2031. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.125% to 6.000%. We are scheduled to pay a total of $1,029 of interest payments from these notes over the next nine years, of which $151 is due within less than one year.

49 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

As of December 31, 2022, the expected maturities of our unsecured senior notes based on contractual maturities are presented below:

Table 16. Contractual Maturities - Unsecured Senior Notes

Year Ending December 31,	Amount
2023 through 2026	$—
2027	600
Thereafter	2,100
Unsecured senior notes principal amount	2,700
Unamortized debt issuance costs	(27)
Unsecured senior notes, net	$2,673

Other contractual obligations
Our operating lease obligations were primarily incurred for office space and equipment. The average lease terms are generally for 1 to 8 years. As of December 31, 2022, the total future minimum lease payments for our operating lease obligations was $124, of which $22 is due within less than a year. For more information regarding lease obligations, see Note 8, Leases, in the Notes to Consolidated Financial Statements.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 50

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

MSRs at Fair Value
We generally retain the servicing rights for existing residential mortgage loans transferred to a third party. We recognize MSRs recorded on the balance sheet in such transfers that meet the accounting requirements for sale treatment at fair value. Additionally, we may acquire the rights to service residential mortgage loans from third parties. We have elected to measure all MSRs at fair value subsequent to capitalization or acquisition, with all changes in fair value recorded within “revenues - service related, net” in the consolidated statements of operations. We estimate the fair value of these MSRs using a discounted cash flow model, which incorporates prepayment speeds, discount rate, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speeds, discount rate and cost to service. However, the discounted cash flow model is complex and uses asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. We obtain third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the fair value calculated by the cash flow model. For the impact of changes in estimates on MSRs at fair value, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note 4, Mortgage Servicing Rights and Related Liabilities, in the Notes to Consolidated Financial Statements.

Excess Spread Financing
In conjunction with the acquisition of certain MSRs on various pools of residential mortgage loans (the “Portfolios”), we have entered into sale and assignment agreements related to its right to servicing fees, under which we sell to third parties the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. We measure these financing arrangements at fair value to accurately represent the future performance of the acquired MSRs and related excess servicing financing, with all changes in fair value recorded as a charge or credit to “revenues - service related, net” in the consolidated statements of operations. The fair value on excess spread financing is based on the present value of future expected discounted cash flows. The cash flow assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and discount rate. However, the discounted cash flow model is complex and uses asset-specific collateral data and market inputs. In addition, our total market risk is influenced by a wide variety of factors including market volatility and liquidity of the markets. We obtain a third-party valuation, industry surveys and other available market data quarterly to assess the reasonableness of the fair value calculated by the cash flow model. For the impact of changes in estimates on excess spread financing, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note 4, Mortgage Servicing Rights and Related Liabilities, in the Notes to Consolidated Financial Statements.

51 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Interest Rate Lock Commitments
IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate and loan amount are set prior to funding. The fair values of interest rate lock commitments are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, we are exposed to interest rate risk during the period from the date of the lock commitment through the lock commitment cancellation or expiration date or the date of sale into the secondary mortgage market. IRLCs are considered freestanding derivatives and are recorded at fair value at inception, which includes the inherent value of servicing. Loan commitments generally range between 30 days and 90 days, and we typically sell mortgage loans within 30 days of origination. IRLCs are subsequently recorded at fair value primarily based on secondary market prices for underlying mortgage loans, which is observable data, with adjustments made to such observable data for the inherent value of servicing, which is an unobservable input. The fair value is also subject to adjustments for the estimated pull-through rate. Any changes in fair value are recorded in earnings as a component of “revenues - net gain on mortgage loans held for sale” in the consolidated statements of operations and consolidated statements of cash flows. For the impact of changes in estimates on IRLCs, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Accounting Standards Update 2020-04, 2021-01 and 2022-06, collectively implemented as Accounting Standards Codification Topic 848 (“ASC 848”), Reference Rate Reform provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedge accounting and other transactions affected by the transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London Inter-Bank Offered Rate (“LIBOR”). If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reasons, interest rates on our floating rate loans, obligation derivatives, and other financial instruments tied to LIBOR rates, may be affected and need renegotiation with its lenders. In January 2021, ASU 2021-01 was issued to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining alignment due to reference rate reform are in scope of ASC 848. In December 2022, ASU 2022-06 was issued to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The guidance was effective upon issuance and may be applied prospectively to contract modifications, existing hedging relationships and other impacted transactions through December 31, 2024. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. At present, the Company has limited exposure to LIBOR based index rates. Due to the short-term maturities of the Company’s advance and warehouse facilities, substantially all the Company’s facilities have matured and transitioned away from LIBOR to alternative reference rates in 2022 when renewed. The Company does not expect ASU 2020-04 and ASU 2021-01 to have material impact on our consolidated financial statements.

See Note 1, Nature of Business and Basis of Presentation, in the Notes to the Consolidated Financial Statements in Item 8 for information on recent accounting guidance adopted in 2022.
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 52

GLOSSARY OF TERMS

This Glossary of Terms defines some of the terms that are used throughout this report and does not represent a complete list of all defined terms used.

Advance Facility.  A secured financing facility to fund advance receivables which is backed by a pool of mortgage servicing advance receivables made by a servicer to a certain pool of mortgage loans.

Agency. Government entities guaranteeing the mortgage investors that the principal amount of the loan will be repaid; the Federal Housing Administration, the Department of Veterans Affairs, the US Department of Agriculture and Ginnie Mae (and collectively, the “Agencies”).

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

Client. Owner of the underlying mortgage servicing rights on behalf of whom we service loans.

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

Customer. Residential mortgage borrower.

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
53 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

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

Investors. Our investors include agency investors and non-agency investors. Agency investors primarily consist of Government National Mortgage Association (“Ginnie Mae” or “GNMA”) and the GSEs, Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”). Non-agency investors consist of investors in private-label securitizations.

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

Mortgage Servicing Right (“MSRs”).  The right and obligation to service a loan or pool of loans and to receive a servicing fee as well as certain ancillary income. MSRs may be bought and sold, resulting in the transfer of loan servicing obligations. MSRs are designated as such when the benefits of servicing the loans are expected to more than adequately compensate the servicer for performing the servicing.

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
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 54

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

Private Label Securitizations (“PLS”). Securitizations that do not meet the criteria set by Fannie Mae, Freddie Mac or Ginnie Mae.

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

55 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

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

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 56

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Our principal market exposure is to interest rate risk due to the impact on our mortgage-related assets and commitments.

Interest Rate Risk
Changes in interest rates negatively affect our operations primarily as follows:

Servicing Segment

•a decrease in mortgage rates may increase prepayment speeds which may impact earnings through (i) increased amortization expense; (ii) decrease in servicing fees; and (iii) decrease in the fair value of our MSRs;

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

•an increase in interest rates could also adversely affect our redelivery margins on EBO loans and consequently reduce the volume of EBO repurchases.

Originations Segment

•an increase in interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a purchase money loan may be more difficult for consumers;

•an increase in interest rates could also adversely affect our production margins due to increased competition among originators;

Our management-level Investment Committee establishes and maintains policies that govern our risk appetite and associated hedging programs. Factors considered include such factors as market volatility, duration and interest rate sensitivity measures, limits, targeted hedge ratios, the type of hedge instruments used in our hedging activities and our liquidity risk profile. Management actively manages interest rate exposure associated with the MSR portfolio and the pipeline through the usage of hedge instruments in accordance with the Investment Committee policies, which specify that the MSR portfolio and the pipeline should be hedged separately. Hedge instruments permitted by our aggregate hedge strategy include highly liquid market instruments such as Forward MBS trades, Swap futures, and Treasury futures. See Note 11, Derivative Financial Instruments to the Consolidated Financial Statements for additional information regarding our use of derivatives.

MSR Hedging Strategy
MSRs are measured at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The MSR hedge strategy is focused on mitigating interest-rate risk associated with the MSR portfolio excluding PLS MSRs (referred to herein as “MSR portfolio exposure”).

Our MSR hedge strategy’s objective is to provide partial hedge coverage of our MSR portfolio exposure, considering market and liquidity conditions. The hedge coverage ratio defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) is targeted at 25% of the MSR portfolio modeled interest rate risk, subject to change at the discretion of the Investment Committee. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. We periodically evaluate the coverage ratio to determine if it warrants adjustment based on market conditions and the symmetry of interest rate risk exposure and liquidity impacts of the hedge and asset profile under shock scenarios. In addition, while DV01 measures remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments. We continuously evaluate the use of hedging instruments to strive to enhance the effectiveness of our interest rate hedging strategy.
57 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

The changes in value on the derivative instruments associated with the MSR hedging strategy are recorded in earnings as a component of “revenues - service related, net” on the consolidated statements of operations within the Servicing segment and in “loss (gain) on MSR hedging activities” on the consolidated statements of cash flows.

Pipeline Hedging Strategy - Loans Held For Sale and IRLCs
We are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market for both the Originations segment for newly originated mortgage loans and the Servicing segment related to repurchased EBO mortgage loans held for sale. IRLCs generally range to 90 days and mortgage loans held for sale are generally funded and sold within 30 days. The objective of the pipeline hedging strategy is to economically hedge the entire pipeline interest rate exposure of both IRLCs and mortgage loans held for sale within certain hedge coverage tolerance levels. The net daily market risk position of net pull-though adjusted IRLCs and mortgage loans held for sale is monitored daily and its tolerance is +/- 10% of the estimated base value risk.

The changes in value on the derivative instruments associated with the pipeline hedging strategy are recorded in earnings as a component of “revenues - net gain on mortgage loans held for sale” on the consolidated statements of operations and consolidated statements of cash flows within the Originations and Servicing segments.

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

We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The discounted cash flow model incorporates prepayment speeds, discount rate, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speed, discount rate and cost to service. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs, forward delivery commitments on MBS and treasury futures, we rely on a model in determining the impact of interest rate shifts. In addition, the primary assumption used for IRLCs, is the borrower’s propensity to close their mortgage loans under the commitment.

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

We used December 31, 2022 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 58

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2022 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 17. Change in Fair Value

	December 31, 2022
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(130)	$122
Mortgage loans held for sale at fair value	3	(4)
Derivative financial instruments:
Interest rate lock commitments	5	(6)
Forward MBS trades	(8)	9
Total change in assets	(130)	121
Increase (decrease) in liabilities
Mortgage servicing rights liabilities at fair value	(2)	2
Excess spread financing at fair value	(2)	2
Derivative financial instruments:
Interest rate lock commitments	(2)	2
Forward MBS trades	(5)	5
Treasury futures	(21)	21
Total change in liabilities	(32)	32
Total, net change	$(98)	$89

59 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Item 8. Financial Statements and Supplementary Data

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 60

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mr. Cooper Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mr. Cooper Group Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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
61 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements

Valuation of Forward Mortgage Servicing Rights and the Excess Spread Financing Liability
Description of the Matter	The estimated fair values of mortgage servicing rights (MSRs) and the excess spread financing liability were $6.7 billion and $0.5 billion, respectively, as of December 31, 2022. The excess spread financing liability is accounted for as a secured borrowing whereby the Company sold to third parties the right to receive a portion of excess cash flow generated from various pools of MSRs. As described in Note 2 and 4 to the consolidated financial statements, the Company measures MSRs and the excess spread financing liability at fair value on a recurring basis with changes in fair value recorded in the statement of operations. Such fair values are based on the present value of future cash flows from servicing the underlying loans. The significant unobservable assumptions used to estimate the fair value of MSRs are prepayment speeds, discount rate, and cost to service. The significant unobservable assumptions used to estimate the fair value of the excess spread financing liability are prepayment speeds and discount rate.

Auditing management’s estimate of the fair value of MSRs and the excess spread financing liability is complex and required judgment due to the subjectivity of the significant unobservable assumptions utilized in the calculation of the fair value. Changes to any of these assumptions could have a material impact on the fair value of the MSRs and the excess spread financing liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the development of the significant unobservable assumptions and determination of the fair value of MSRs and the excess spread financing liability. This included, among others, testing internal controls over management’s review of: 1) historical results and market-based information considered in developing these assumptions; 2) comparing independent fair value ranges and assumptions obtained from third-party valuation firms to the internally developed fair value estimate and assumptions; 3) the completeness and accuracy of data used in determining the assumptions and the fair value estimate.

To test the fair value of the MSRs and the excess spread financing liability, our audit procedures included, among others, testing the reasonableness of the significant unobservable assumptions and the fair value estimate. We tested the reasonableness of the assumptions by comparing to historical Company results and independent, market-based information. We tested the completeness and accuracy of the data underlying the assumptions and historical results. We utilized an internal valuation specialist to assist in testing management’s assumptions and the fair value estimate and to identify potential sources of corroborating and contrary information. We also compared the significant unobservable assumptions and the fair value estimate developed by management to those from the third-party valuation firms utilized by management and evaluated the competence and objectivity of these firms.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas
February 16, 2023

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 62

Index to Consolidated Financial Statements
Consolidated Financial Statements

MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$527	$895
Restricted cash	175	146
Mortgage servicing rights at fair value	6,654	4,223
Advances and other receivables, net of reserves of $137 and $167, respectively	1,019	1,228
Mortgage loans held for sale at fair value	893	4,381
Property and equipment, net of accumulated depreciation of $122 and $122, respectively	65	98
Deferred tax assets, net	703	991
Other assets	2,740	2,242
Total assets	$12,776	$14,204

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,673	$2,670
Advance and warehouse facilities, net	2,885	4,997
Payables and other liabilities	2,633	2,392
MSR related liabilities - nonrecourse at fair value	528	778
Total liabilities	8,719	10,837
Commitments and contingencies (Note 19)
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,104	1,116
Retained earnings	3,802	2,879
Treasury shares at cost - 24.0 million and 19.4 million shares, respectively	(850)	(630)
Total Mr. Cooper stockholders’ equity	4,057	3,366
Non-controlling interests	—	1
Total stockholders’ equity	4,057	3,367
Total liabilities and stockholders’ equity	$12,776	$14,204
See accompanying Notes to Consolidated Financial Statements.
63 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Service related, net	$1,865	$1,067	$379
Net gain on mortgage loans held for sale	599	2,251	2,310
Total revenues	2,464	3,318	2,689
Expenses:
Salaries, wages and benefits	789	1,036	1,027
General and administrative	485	626	755
Total expenses	1,274	1,662	1,782
Interest income	261	231	158
Interest expense	(424)	(478)	(528)
Other income (expense), net	187	528	(135)
Total other income (expenses), net	24	281	(505)
Income from continuing operations before income tax expense	1,214	1,937	402
Less: Income tax expense	291	471	93
Net income from continuing operations	923	1,466	309
Net loss from discontinued operations	—	(12)	(2)
Net income	923	1,454	307
Less: Net income attributable to non-controlling interests	—	—	2
Net income attributable to Mr. Cooper	923	1,454	305
Less: Undistributed earnings attributable to participating stockholders	—	8	3
Less: Premium on retirement of preferred stock	—	28	—
Net income attributable to common stockholders	$923	$1,418	$302

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$12.84	$17.39	$3.33
Diluted	$12.50	$16.67	$3.22

Earnings from discontinuing operations per common share attributable to Mr. Cooper:
Basic	$—	$(0.15)	$(0.02)
Diluted	$—	$(0.14)	$(0.02)

Earnings per common share attributable to Mr. Cooper:
Basic	$12.84	$17.24	$3.31
Diluted	$12.50	$16.53	$3.20
See accompanying Notes to Consolidated Financial Statements.
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 64

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2020	1,000	$—	91,118	$1	$1,109	$1,122	$—	$2,232	$(1)	$2,231
Shares issued / (surrendered) under incentive compensation plan	—	—	923	—	(5)	—	—	(5)	—	(5)
Share-based compensation	—	—	—	—	22	—	—	22	—	22
Cumulative effect adjustments pursuant to the adoption of CECL - related accounting guidance	—	—	—	—	—	7	—	7	—	7
Repurchase of common stock	—	—	(2,584)	—	—	—	(58)	(58)	—	(58)
Net income	—	—	—	—	—	305	—	305	2	307
Balance at December 31, 2020	1,000	—	89,457	1	1,126	1,434	(58)	2,503	1	2,504
Shares issued / (surrendered) under incentive compensation plan	—	—	1,244	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	—	—	29	—	—	29	—	29
Repurchase of common stock	—	—	(16,924)	—	—	—	(572)	(572)	—	(572)
Retirement of preferred stock	(1,000)	—	—	—	(19)	(9)	—	(28)	—	(28)
Net income	—	—	—	—	—	1,454	—	1,454	—	1,454
Balance at December 31, 2021	—	—	73,777	1	1,116	2,879	(630)	3,366	1	3,367
Shares issued / (surrendered) under incentive compensation plan	—	—	906	—	(41)	—	19	(22)	—	(22)
Share-based compensation	—	—	—	—	29	—	—	29	—	29
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Repurchase of common stock	—	—	(5,417)	—	—	—	(239)	(239)	—	(239)
Net income	—	—	—	—	—	923	—	923	—	923
Balance at December 31, 2022	—	$—	69,266	$1	$1,104	$3,802	$(850)	$4,057	$—	$4,057
See accompanying Notes to Consolidated Financial Statements.
65 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income	$923	$1,454	$307
Less: Net loss from discontinued operations	—	(12)	(2)
Net income from continuing operations	923	1,466	309
Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax expense	289	351	4
Net gain on mortgage loans held for sale	(599)	(2,251)	(2,310)
Provision for servicing and non-servicing reserves	30	34	22
Fair value changes in mortgage servicing rights	(549)	506	1,667
Fair value changes in MSR related liabilities	142	(33)	(198)
Depreciation and amortization for property and equipment and intangible assets	37	57	73
Gain on sale of business	—	(528)	—
Gain on disposition of assets	(223)	—	—
Loss (gain) on MSR hedging activities	332	86	(41)
Loss on redemption of unsecured senior notes	—	—	138
Other operating activities	96	58	60
Repurchases of loan assets out of Ginnie Mae securitizations	(3,067)	(10,156)	(4,822)
Mortgage loans originated and purchased for sale, net of fees	(28,309)	(84,684)	(63,233)
Sales proceeds and loan payment proceeds for mortgage loans held for sale	34,464	97,454	68,302
Changes in assets and liabilities:
Advances and other receivables	153	(380)	(48)
Other assets	278	286	86
Payables and other liabilities	(230)	(259)	(625)
Net cash attributable to operating activities - continuing operations	3,767	2,007	(616)
Net cash attributable to operating activities - discontinued operations	—	625	947
Net cash attributable to operating activities	3,767	2,632	331

Investing Activities
Sale of business, net of cash divested	—	465	—
Property and equipment additions, net of disposals	(17)	(41)	(57)
Purchase of mortgage servicing rights	(1,595)	(922)	(130)
Proceeds on sale of servicing rights	290	61	53
Other investing activities	—	2	—
Net cash attributable to investing activities - continuing operations	(1,322)	(435)	(134)
Net cash attributable to investing activities - discontinued operations	—	1,627	—
Net cash attributable to investing activities	(1,322)	1,192	(134)

Financing Activities
(Decrease) increase in advance and warehouse facilities	(2,113)	(1,272)	1,861
Proceeds from issuance of excess spread financing	—	—	24
Settlements and repayment of excess spread financing	(392)	(156)	(207)
Issuance of unsecured senior debt	—	600	2,100
Redemption and repayment of unsecured senior notes and notes payable	—	—	(2,508)
Repurchase of common stock	(239)	(572)	(58)
Retirement of preferred stock	—	(28)	—
Other financing activities	(40)	(42)	(55)
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 66

Index to Consolidated Financial Statements

	Year Ended December 31,
	2022	2021	2020
Net cash attributable to financing activities - continuing operations	(2,784)	(1,470)	1,157
Net cash attributable to financing activities - discontinued operations	—	(2,226)	(1,053)
Net cash attributable to financing activities	(2,784)	(3,696)	104
Net (decrease) increase in cash, cash equivalents and restricted cash	(339)	128	301
Cash, cash equivalents and restricted cash - beginning of period	1,041	913	612
Cash, cash equivalents and restricted cash - end of period(1)	$702	$1,041	$913

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$152	$118	$206
Net cash paid for income taxes	17	159	76

Supplemental Disclosures of Non-cash Investing Activities
Equity consideration received from disposition of assets	$250	$—	$—
Equity consideration received from sale of business	—	58	—
Mortgage servicing rights sales price holdback	15	2	—
Purchase of mortgage servicing rights	11	6	5

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets.

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$527	$895	$695
Restricted cash	175	146	135
Restricted cash within assets of discontinued operations	—	—	83
Total cash, cash equivalents and restricted cash	$702	$1,041	$913

See accompanying Notes to Consolidated Financial Statements.
67 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc. collectively with its consolidated subsidiaries, (“Mr. Cooper,” the “Company,” “we,” “us” or “our”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper® and Xome®. Mr. Cooper is one of the largest home loan servicers and originators in the country focused on delivering a variety of servicing and lending products, services and technologies. The Company has provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

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

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates, and such differences could be material, due to factors such as adverse changes in the economy, changes in interest rates, secondary market pricing for loans held for sale and derivatives, strength of underwriting and servicing practices, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific borrowers.

Reclassifications
Certain reclassifications have been made in the 2021 and 2020 consolidated financial statements to conform to 2022 presentation. Such reclassifications were not material and did not affect total revenues or net income.

Recent Accounting Guidance Adopted
The Company did not adopt any accounting guidance during the year ended December 31, 2022 that had a material impact on its consolidated financial statements or disclosures.

2. Significant Accounting Policies

Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash on hand and other interest-bearing investments with original maturity dates of 90 days or less.

Restricted Cash
Restricted cash includes collected funds pledged to certain advance and warehouse facilities, collected fees payable to third parties, and certain contractual escrow funds.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 68

Index to Consolidated Financial Statements
Mortgage Servicing Rights (“MSR”)
The Company recognizes the rights to service mortgage loans for others, or MSRs, whether acquired or as a result of the sale of loans the Company originates with servicing retained, as assets. The Company initially records all MSRs at fair value. The Company has elected to subsequently measure MSRs at fair value.

The fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing the underlying loans. The Company determines the fair value of the MSRs using a discounted cash flow model which incorporates prepayment speeds, discount rate, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speeds, discount rate and cost to service. The credit quality and stated interest rates of the loans underlying the MSRs affect the assumptions used in the cash flow models. The Company obtains third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model. Fair value adjustments are recorded within “revenues - service related, net” in the consolidated statements of operations.

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

The Company may also acquire servicer advances in connection with the acquisition of MSRs through asset acquisitions or business combinations. These advances are recorded at their relative fair value amounts upon acquisition. The Company records receivables upon determining that collection of amounts due from loan proceeds, investors, mortgage insurers, or prior servicers is probable. Reserves related to recoverability of advances and other receivables are discussed below in Reserves for Servicing Activity.

Mortgage Loans Held for Sale
The Company originates prime residential mortgage loans with the intention of selling such loans on a servicing-retained basis in the secondary market. As these loans are originated with intent to sell, the loans are classified as held for sale and the Company has elected to measure these loans held for sale at fair value. The Company estimates fair value of mortgage loans held for sale using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. In connection with the Company’s election to measure originated mortgage loans held for sale at fair value, the Company records the loan origination fees when earned, net of direct loan originations costs associated with these loans. Loan origination fees and underwriting fees are recorded in “revenues - service related, net” in the consolidated statements of operations. Gains or losses recognized upon sale of loans and fair value adjustments are recorded in “revenues - net gain on mortgage loans held for sale” in the consolidated statements of operations.

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

Loans Subject to Repurchase from Ginnie Mae
For certain loans originated and sold into GNMA mortgage-backed securities, the Company, as servicer/transferor, has the unilateral right to repurchase, without GNMA’s prior authorization, any individual loan in a GNMA securitization pool if that loan meets certain criteria, including payment not being received from the borrower for greater than 90 days (“delinquent status”). For loans in delinquent status, the Company must recognize in its consolidated balance sheets the right to repurchase the loan and a corresponding repurchase liability, regardless of whether the Company intends to repurchase the loan. The Company records these rights to repurchase in “other assets” at the unpaid principal balance and a corresponding liability in “payables and other liabilities” in its consolidated balance sheets.

69 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MSR Related Liabilities - Nonrecourse
Excess Spread Financing
In conjunction with the acquisition of certain MSRs on various pools of residential mortgage loans (the “Portfolios”), the Company entered into sale and assignment agreements related to its right to servicing fees, under which the Company sells to third parties the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. The excess cash flow payments to third parties are considered counterparty payments, which are recorded as an adjustment to “revenues - service related, net” in the consolidated statements of operations. The agreements consist of two components - current excess spread, or remittance of a percentage of excess spread on currently serviced loans, and future excess spread, or the obligation to transfer currently serviced loans that have been refinanced into current excess spread or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above. The sale of these rights is accounted for as a secured borrowing under Accounting Standards Codification (“ASC”) 860, with the total proceeds received being recorded as a component of “MSR related liabilities - nonrecourse at fair value” in the consolidated balance sheets. The Company determines the effective interest rate on these liabilities and allocates total repayments between interest expense and the outstanding liability.

The Company has elected to measure the outstanding financings related to the excess spread financing agreements at fair value with all changes in fair value recorded to “revenues - service related, net” in the consolidated statements of operations. The fair value on excess spread financing is based on the present value of future expected discounted cash flows. The cash flow assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and discount rate.

Changes to excess spread financing other than payments and fair value measurements include accretion, which results from changes in the portfolio. Changes related to accretion are recorded to “revenues - service related, net” with an offset to excess spread financing liability on the balance sheet.

Mortgage Servicing Rights Financing
The Company has historically entered into transactions with third parties to sell a contractually specified base fee component of certain MSRs and servicer advances under specified terms. The Company evaluates these transactions to determine if they were sales or secured borrowings. When a transaction qualifies for sale treatment, the Company derecognizes the transferred assets in its consolidated balance sheets. If the Company determines that the related MSRs sales are contingent on the receipt of consents from various third parties, for accounting purposes, legal ownership of the MSRs continues to reside with the Company. The Company continues to account for the MSRs in its consolidated balance sheets. In addition, the Company records an MSR financing liability associated with this financing transaction. The Company continues to account for the sold specified base fee cash flows within MSRs in its consolidated balance sheets. Counterparty payments related to this financing arrangement are recorded as an adjustment to the Company’s “revenues - service related, net” in the consolidated statements of operations.

The Company has elected to measure the mortgage servicing rights financing liabilities at fair value with all changes in fair value recorded to “revenues - service related, net” in the consolidated statements of operations. The fair value on mortgage servicing right financings is based on the present value of future expected discounted cash flows. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates and advance recovery rates.

Property and Equipment, Net
Property and equipment is comprised of furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred which is included in “expenses - general and administrative” in the consolidated statements of operations. Depreciation, which includes depreciation and amortization on finance leases, is recorded using the straight-line method over the estimated useful lives of the related assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time through a charge or credit to “expenses - general and administrative”. Costs to internally developed computer software are capitalized during the development stage and include internal and external costs incurred to develop software.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 70

Index to Consolidated Financial Statements
Long-lived assets shall be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. The Company performs a quarterly evaluation to determine whether such events have occurred. If events and circumstances indicate the carrying values exceed the fair value of the fixed assets, the Company will proceed with impairment testing. Impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Leases
If the Company determines an arrangement contains a lease or lease components, then the lease will be accounted for under ASC 842 and classified as either a finance or operating lease. At the lease commencement date, the Company recognizes a leased right-of-use (“ROU”) asset and corresponding lease liability based on the present value of the lease payments over the lease term. Leased ROU assets are tested for impairment in accordance with ASC 360, Property, Plant, and Equipment. The Company did not have material finance leases for the periods presented.

ASC 842 provides for two policy elections. The first refers to leases with a term of 12 months or less and the second relates to separating lease components from non-lease components. The Company elected not to recognize lease assets and lease liabilities for leases with a term of 12 months or less and not to separate lease components from non-lease components.

Leases primarily consist of various corporate and other office facilities. Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, which are included in “other assets” and “payables and other liabilities”, respectively, on the consolidated balance sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date, as most of the Company’s leases do not provide an implicit rate. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in “expenses - general and administrative” in the consolidated statements of operations. Operating lease activity is included in operating activities within the consolidated statements of cash flows.

Derivative Financial Instruments
Derivative instruments are used as part of the overall strategy to manage exposure to interest rate risks related to the pipeline (including mortgage loans held for sale and interest rate lock commitments (“IRLCs”)) and the MSR portfolio. The Company recognizes all derivatives at fair value on a recurring basis in “other assets” and “payables and other liabilities” on its consolidated balance sheets. The Company treats all of its derivative instruments as economic hedges, therefore none of its derivative instruments are designated as accounting hedges.

Derivative instruments utilized by the Company primarily include IRLCs, loan purchase commitments (“LPCs”), forward Mortgage Backed Securities (“MBS”), Treasury futures, interest rate swap agreements and interest rate caps.

IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair values of mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and interest rate lock commitments, are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, the Company is exposed to interest rate risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. IRLCs are considered freestanding derivatives and are recorded at fair value at inception inclusive of the inherent value of servicing. Loan commitments generally range between 30 days and 90 days, and the Company typically sells mortgage loans within 30 days of origination. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan, and adjustments for the estimated pull-through rate. Any changes in fair value are recorded in earnings as a component of “revenues - net gain on mortgage loans held for sale” on the consolidated statements of operations and consolidated statements of cash flows.

71 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The Company uses other derivative financial instruments to manage exposure to interest rate risk. These derivative financial instruments are measured at fair value based upon dealer market and exchange prices. The changes in value on derivatives designated as pipeline hedges are recorded as a charge or credit to “revenues - net gain on mortgage loans held for sale” on the consolidated statements of operations and consolidated statements of cash flows. The changes in fair value of derivatives designated as MSR hedges are recorded in “revenues - service related, net” on the consolidated statements of operations and “loss (gain) on MSR hedging activities” on the consolidated statements of cash flows. For segment reporting purposes, the Company established an intersegment hedge to transfer the risks and allocate the associated fair value changes in forward MBS between Servicing and Originations. The intersegment hedge fair value changes are eliminated in the consolidated financial statements and not material.

The Company also purchases interest rate swaps and Treasury futures to mitigate exposure to interest rate risk related to cash flows on securitized mortgage borrowings.

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

Investment in Unconsolidated Entities
The Company accounts for investments in unconsolidated entities using the equity method when the Company holds a significant, but less than controlling, ownership interest and has the ability to exercise significant influence over operating and financial decisions of the investee. These investments include our investment in Sagent M&C, LLC (“Sagent”). Under the equity method of accounting, investments are initially recorded at cost and thereafter adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. The Company evaluates the equity method investments for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. See Note 3, Dispositions, for more information on our investment in Sagent.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 72

Index to Consolidated Financial Statements
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

Revenues from Servicing Activities
•“Revenues, service related, net”, primarily include contractually specified servicing fees, late charges, prepayment penalties, fair value adjustments, and other ancillary revenues. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as earned during the life of the loan. Corresponding loan servicing costs are charged to expense as incurred. The Company recognizes ancillary revenues and earnings on float as they are earned.

In addition, the Company receives various fees in the course of providing servicing on its various portfolios. These fees include modification fees for modifications performed outside of government programs, modification fees for modifications pursuant to various government programs, and incentive fees for servicing performance on specific government-sponsored entities (“GSE”) portfolios. Fees recorded on modifications of mortgage loans serviced by the Company for others are recognized on collection and are recorded as a component of “revenues - service related, net”. Fees recorded on modifications pursuant to various government programs are recognized based upon completion of all necessary steps by the Company and the minimum loan performance time frame to establish eligibility for the fee. Revenue earned on modifications pursuant to various government programs is included as a component of “revenues - service related, net”. Incentive fees for servicing performance on specific GSE portfolios are recognized as various incentive standards are achieved and are recorded as a component of “revenues - service related, net”.

Fair value adjustments related to MSRs, excess spread financing and MSRs financing are recorded as component of “revenues - service related, net”.

The Company also acts as a subservicer for certain parties that own the underlying servicing rights and receives subservicing fees, which are typically a stated monthly fee per loan that varies based on types of loans. Fees related to the subserviced portfolio are accrued in the period the services are performed.

•“Revenues - net gain on mortgage loans held for sale”, within the Servicing segment is comprised of the realized and unrealized gains and losses on sales of mortgage loans held for sale, including loans that are repurchased out of GNMA securities and subsequently modified and re-securitized, and any other repurchased loans.

Revenues from Origination Activities
•“Revenues - servicing related, net”, within the Originations segment is comprised of loan origination and other loan fees which generally represent flat, per-loan fee amounts and are recognized as revenue at the time the loans are funded.

•"Revenues - net gain on mortgage loans held for sale”, includes the realized and unrealized gains and losses on sales of newly originated mortgage loans, as well as the changes in fair value of all pipeline-related derivatives, including IRLCs.

Revenue from Xome Activities
•Xome consists of REO auction exchange, which is a proprietary digital exchange for selling foreclosed property. Revenue is recognized when the performance obligation is completed, which is at the closing of real estate transactions and there is transfer of ownership to the buyer. Xome’s business is included in Corporate/Other.

73 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Repurchase Reserves for Origination Activity
The Company accrues reserves for the repurchase of loans from GSEs, GNMA, and third-party investors primarily due to origination defect and are initially recorded upon sale of the loan to a third party with subsequent reserves recorded based on repurchase demands. The repurchase reserves are included within “payables and accrued liabilities” in the consolidated balance sheets and the provision for repurchase reserves is a component of “revenues - net gain on mortgage loans held for sale” in the consolidated statements of operations.

During each reporting period, the Company utilizes an internal model to estimate repurchase reserves for loan origination activities based upon its expectation of future defects and historical loss rates. The estimate for the repurchase reserve is based on judgments and assumptions which can be influenced by many factors and may change over the life of the underlying loans, including: (i) historical loss rate, (ii) secondary market pricing of loans; (iii) home prices and the levels of home equity; (iv) the quality of Company’s underwriting procedures; (v) borrower delinquency and default patterns; and (vi) other Company-specific and macro-economic factors. On a quarterly basis, management corroborates these assumptions using third-party data, where applicable.

Reserves for Servicing Activity
In connection with loan servicing activities, the Company records reserves primarily for the recoverability of advances, interest claims, and mortgage insurance claims. Reserves for advances and other receivables associated with loans in the MSR portfolio are considered within the MSR valuation, and the provision expense for such advances is recorded in the mark-to-market adjustment in “revenues - service related, net” in the consolidated statements of operations. Such valuation considers the expected cash outflows and inflows for advances and other receivables in accordance with the fair value framework. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within “advances and other receivables, net”. As loans serviced transfer out of the MSR portfolio, any negative MSR value or any GNMA loan fallout value associated with the loans transferred is reclassified from the MSR to the reserve within “advances and other receivables, net”, to the extent such reserves continue to be required for balances remaining on the consolidated balance sheets. Management evaluates reserves for sufficiency each reporting period and any additional reserve requirements are recorded as a provision in “expenses - general and administrative”, as needed.

The Company records reserves for advances and other receivables and evaluates the sufficiency of such reserves through internal models considering expected recovery rates on claims filed with government agencies, government sponsored enterprises, vendors, prior servicer and other counterparties. Key assumptions used in the models include but are not limited to expected recovery rates by loan types, which are derived from historical recovery rates, and aging of the receivable. Recovery of advances and other receivables is subject to judgment and estimates based on the Company’s assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Management reviews recorded advances and other receivables, and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written off against the reserve.

Credit Loss Reserves
ASC 326, Financial Instruments – Credit Losses requires expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable and supportable forecasts, which is referred to as the current expected credit loss, or CECL, methodology. The new standard reflects management’s best estimate of all expected credit losses for the Company’s financial assets that are recognized at amortized cost. The CECL methodology considers expected lifetime loss rates calculated from historical data using a weighted average life to determine the current expected credit loss required.

The Company determined that “advances and other receivables, net”, and certain financial instruments included in “other assets” are within the scope of ASC 326.

For “advances and other receivables, net”, the Company determined that the majority of estimated losses are due to servicing operational errors, and credit-related losses are not significant because of the contractual relationships with the government and government sponsored agencies. The Company determined that the credit-related risk associated with certain applicable financial instruments can increase with the passage of time. The CECL reserve methodology considers these financial instruments collectible to a point in time of 39 months. Any projected remaining balance at the end of the collection period is considered a loss and factors into the overall CECL loss rate required.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 74

Index to Consolidated Financial Statements
For “other assets”, primarily trade receivables and service fees earned but not received, the Company determined that these are short-term in nature (less than one year), and the estimated credit-related losses over the life of these receivables are similar to those resulting from the Company’s existing loss reserve process. The Company monitors the financial status of customers to determine if any specific loss considerations are required.

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

The Company consolidates certain SPEs connected with mortgage activities. See Note 13, Securitizations and Financings, for more information on Company SPEs, and Note 12, Indebtedness, for certain debt activity connected with SPEs.

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

Securitizations Treated as Sales
The Company’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. The Company’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the beneficial interests that are held in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at December 31, 2022, the Company had no other significant assets in its consolidated financial statements related to these trusts. The Company has no obligation to provide financial support to unconsolidated securitization trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of the Company. The general creditors of the Company have no claim on the assets of the trusts. The Company’s exposure to loss as a result of its continuing involvement with the trusts is limited to the carrying values, if any, of its investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. The Company considers the probability of loss arising from its advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 4, Mortgage Servicing Rights and Related Liabilities, and Note 5, Advances and Other Receivables, for additional information regarding MSRs and advances.

Financings Accounted as Secured Borrowing
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

75 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Interest Income
Interest income is recognized on mortgage loans held for sale for the period from loan funding to sale, which is typically within 30 days. Loans are placed on non-accrual status when any portion of the principal or interest is greater than 90 days past due. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis. Interest income also includes interest earned on custodial cash deposits associated with the servicing portfolio.

Interest Expense
Interest expense primarily includes interest incurred on advance and warehouse facilities, unsecured senior notes, excess spread financing and compensating bank balances, as well as bank fees. The Company incurred interest expense related to advance and warehouse facilities, unsecured senior notes and excess spread financing of $361, $370 and $409 for the years ended December 31, 2022, 2021 and 2020, respectively.

Share-Based Compensation
Equity based awards include restricted stock units (“RSUs”) granted to employees of the Company and non-employee directors and performance-based stock awards (“PSUs”) granted to certain executive officers. The RSUs are valued at the fair market value of the Company’s common stock on the grant date and recognized as an expense over the requisite employee service period on a straight-line basis using an accelerated attribution model. The PSUs are valued using a model that incorporates the market condition of the grants and expensed on a straight-line basis over the requisite employee service period. The Company applies a dynamic forfeiture rate and records share-based compensation in “expenses - salaries, wages and benefits” within the consolidated statements of operations.

Advertising Costs
Advertising costs are expensed as incurred and are included as part of “expenses - general and administrative” within the consolidated statements of operations. The Company incurred advertising costs of $37, $40 and $38 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 76

Index to Consolidated Financial Statements
Earnings Per Share
The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares. In the third quarter of 2021, the Company retired its preferred shares. As of December 31, 2022 and 2021, the Company had 10 million preferred shares authorized at $0.00001, with zero shares issued and outstanding and aggregate liquidation preference of zero dollars.

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income available to common stockholders by the sum of the weighted average number of common shares outstanding and any dilutive securities for the period.

3. Dispositions

Sale of Mortgage Servicing Platform
On March 31, 2022, the Company completed the sale of certain assets and liabilities of its servicing and subservicing technology platform for performing and non-performing mortgage loans (the “Mortgage Servicing Platform”) to Sagent, in exchange for Class A-1 Common Units equal to 19.9% ownership of Sagent, and the sale of certain tangible personal property of the Company used in the conduct of the Mortgage Servicing Platform in exchange for $9.9 in cash, for total consideration of $260 (the “Sagent Transaction”). In connection with the Sagent Transaction, the Company recorded a gain of $223, which was included in “other income, net” within the consolidated statements of operations, and recorded $4 transaction costs during the year ended December 31, 2022. The net carrying amount of assets and liabilities transferred in connection with the Sagent Transaction was $31 and reported under Corporate/Other.

The Company accounted for the equity interest under the equity method of accounting, as the Company has the ability to exercise significant influence over Sagent’s operating and financial decisions but does not own a majority equity interest or otherwise control the respective entity. Under the equity method of accounting, the investment is initially stated at cost and subsequently adjusted for additional investments and the Company’s proportionate share of Sagent’s earnings or losses and distributions. The initial cost of the equity interest recorded was $250, which represented the fair value as of March 31, 2022. The Company recorded a $13 loss during the year ended December 31, 2022 related to the Company's proportionate share of net loss of Sagent. The Company’s investment in Sagent was $237 as of December 31, 2022.

Sale of Reverse Servicing Portfolio
In 2021, the Company completed the sale of its reverse servicing portfolio, operating under Champion Mortgage brand (“Champion”), to Mortgage Assets Management, LLC and its affiliates (“MAM”) for total consideration of $1,640. Upon close of the transaction, MAM assumed Champion’s reverse portfolio and related operations. The Company recorded total transaction costs of $4 for the year ended December 31, 2021. The carrying amounts of assets and liabilities associated with the reverse servicing operation were reported under the Servicing segment. The sale of business represents a strategic shift in the Company’s operations. Therefore, the sale of the reverse servicing portfolio qualifies for reporting as discontinued operations, and the related results of operations are reported as discontinued operations in the consolidated statements of operations for prior periods presented.

As part of the transaction, the Company entered into a transitional servicing agreement with MAM, under which the Company was compensated for continuing to subservice the reverse loans through the date that the loans were transferred out of Company’s servicing system. The transfer of the loans out of the Company’s servicing system was completed on April 1, 2022. In addition, the Company retained certain loans, primarily related to previously liquidated loans. As of December 31, 2022, the retained total assets and total liabilities were $36 and $27, respectively. As of December 31, 2021, the retained total assets and total liabilities were $55 and $39, respectively. The retained assets and liabilities are included in “other assets”, and “payables and other liabilities”, respectively, on the consolidated balance sheets.
77 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements

The following table sets forth the consolidated statements of operations data for discontinued operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Revenue - service related, net	$26	$44
Salaries, wages and benefits expense	(30)	(41)
General and administrative expense	21	(8)
Interest income	137	176
Interest expense	(105)	(174)
Loss on classification as discontinued operations	(65)	—
Loss from discontinued operations before income tax benefit	(16)	(3)
Less: Income tax benefit	(4)	(1)
Net loss from discontinued operations	$(12)	$(2)

4. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s MSRs and the related liabilities. In estimating the fair value of all mortgage servicing rights and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	December 31, 2022	December 31, 2021
MSRs - fair value	$6,654	$4,223

Excess spread financing at fair value	$509	$768
Mortgage servicing rights financing at fair value	19	10
MSR related liabilities - nonrecourse at fair value	$528	$778

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage loans for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights of both agency and non-agency loans.

The following table sets forth the activities of MSRs:

	Year Ended December 31,
MSRs - Fair Value	2022	2021
Fair value - beginning of year	$4,223	$2,703
Additions:
Servicing retained from mortgage loans sold	554	1,077
Purchases of servicing rights	1,595	948
Dispositions:
Sales of servicing assets	(294)	(55)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	1,328	502
Changes in valuation due to amortization	(779)	(1,008)
Other changes(1)	27	56
Fair value - end of year	$6,654	$4,223

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 78

Index to Consolidated Financial Statements

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company’s continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment. During the years ended December 31, 2022 and 2021, the Company sold $20,902 and $5,163 in unpaid principal balance of MSRs, of which $19,817 and $3,937 was retained by the Company as subservicer, respectively.

MSRs are segregated between investor type into agency and non-agency pools (referred to herein as “investor pools”) based upon contractual servicing agreements with investors at the respective balance sheet date to evaluate the MSR portfolio and fair value of the portfolio. Agency investors primarily consist of Government National Mortgage Association (“Ginnie Mae” or “GNMA”) and the GSEs, Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”). Non-agency investors consist of investors in private-label securitizations.

The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	December 31, 2022		December 31, 2021
MSRs - UPB and Fair Value Breakdown by Investor Pools	UPB	Fair Value	UPB	Fair Value
Agency	$380,502	$6,322	$302,851	$3,859
Non-agency	30,880	332	36,357	364
Total	$411,382	$6,654	$339,208	$4,223

Refer to Note 17, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Discount Rate		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2022
Mortgage servicing rights	$(266)	$(511)	$(136)	$(264)	$(61)	$(122)

December 31, 2021
Mortgage servicing rights	$(141)	$(272)	$(148)	$(286)	$(46)	$(93)

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

79 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The Company had excess spread financing liability of $509 and $768, with UPB of $83,706 and $126,103 as of December 31, 2022 and 2021, respectively. Refer to Note 17, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in the valuation of excess spread financing. In June 2022, the Company entered into an assignment agreement with an investor to repurchase excess spread liabilities for a total purchase price of $277.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2022
Excess spread financing	$19	$40	$11	$22

December 31, 2021
Excess spread financing	$26	$54	$28	$58

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

Mortgage Servicing Rights Financing
The Company had MSR financing liability of $19 and $10 as of December 31, 2022 and 2021, respectively. Refer to Note 2, Significant Accounting Policies, for further discussion on MSR financing, and Note 17, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 80

Index to Consolidated Financial Statements
Revenues - Service Related, net
The following table sets forth the items comprising total “revenues - service related, net”:

	Year Ended December 31,
Revenues - Service Related, net	2022	2021	2020
Contractually specified servicing fees(1)	$1,458	$1,122	1,141
Other service-related income - Servicing(1)	105	72	68
Incentive and modification income(1)	29	51	39
Servicing late fees(1)	76	71	83
Mark-to-market adjustments - Servicing(2)(3)	821	421	(609)
Amortization, net of accretion(4)	(693)	(753)	(510)
Originations service fees(5)	98	176	105
Corporate/Xome related service fees	76	186	433
Other(6)	(105)	(279)	(371)
Total Revenues - Service Related, net	$1,865	$1,067	$379

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues. Amounts also include servicing fees from loans sold with servicing retained of $661, $495 and $374 for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Mark-to-market (“MTM”) adjustments - Servicing include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $30, $35 and $28 for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)MTM Adjustments - Servicing includes loss of $332, loss of $86 and gain of $41 from MSR hedging activities during the years ended December 31, 2022, 2021 and 2020, respectively.
(4)Amortization for the Company is net of excess spread accretion of $86, $255 and $338 for the years ended December 31, 2022, 2021 and 2020, respectively.
(5)Amounts include fees collected from customers for originated loans and from other lenders for loans purchased through the correspondent channel, and includes loan application, underwriting, and other similar fees.
(6)Other represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements, portfolio runoff and the payments made associated with MSR financing arrangements.

5. Advances and Other Receivables

Advances and other receivables, net consists of the following:

Advances and Other Receivables, Net	December 31, 2022	December 31, 2021
Servicing advances, net of $12 and $19 purchase discount, respectively	$1,053	$1,263
Receivables from agencies, investors and prior servicers, net of $7 and $12 purchase discount, respectively	103	132
Reserves	(137)	(167)
Total advances and other receivables, net	$1,019	$1,228

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

81 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Year Ended December 31,
Reserves for Advances and Other Receivables	2022	2021
Balance - beginning of year	$167	$208
Provision and other additions(1)	66	75
Write-offs	(96)	(116)
Balance - end of year	$137	$167

(1)The Company recorded a provision of $30 and $35 through the MTM adjustments in “revenues - service related, net”, in the consolidated statements of operations during the years ended December 31, 2022 and 2021, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
The following table sets forth the activities of the purchase discount for advances and other receivables:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of year	$19	$12	$72	$21
Utilization of purchase discounts	(7)	(5)	(53)	(9)
Balance - end of year	$12	$7	$19	$12

Credit Loss for Advances and Other Receivables
During the years ended December 31, 2022 and 2021, the Company added $10 and $9 to the CECL reserve, respectively. In addition, the Company wrote-off $5 and $16 of the CECL reserve during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the total CECL reserve was $36, of which $29 and $7 were recorded in reserves and purchase discount for advances and other receivables, respectively. As of December 31, 2021, the total CECL reserve was $31, of which $21 and $10 were recorded in reserves and purchase discount for advances and other receivables, respectively.

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

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 82

Index to Consolidated Financial Statements
Mortgage loans held for sale are recorded at fair value as set forth below:

	Year Ended December 31,
Mortgage Loans Held for Sale	2022	2021
Mortgage loans held for sale - UPB	$921	$4,257
Mark-to-market adjustment(1)	(28)	124
Total mortgage loans held for sale	$893	$4,381

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in “revenues - net gain on mortgage loans held for sale” in the consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Year Ended December 31,
Mortgage Loans Held for Sale	2022	2021
Balance - beginning of year	$4,381	$5,720
Loans sold	(34,731)	(96,077)
Mortgage loans originated and purchased, net of fees	28,309	84,684
Repurchase of loans out of Ginnie Mae securitizations(1)	3,067	10,156
Net change in unrealized (loss) on retained loans held for sale	(132)	(107)
Net transfers of mortgage loans held for sale(2)	(1)	5
Balance - end of year	$893	$4,381

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

For the years ended December 31, 2022 and 2021, the Company received proceeds of $34,464 and $97,454, respectively, on the sale of mortgage loans held for sale, resulting in loss of $267 and gain of $1,377, respectively.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as “interest income” in the consolidated statements of operations.

The total UPB of mortgage loans held for sale on non-accrual status was as follows:

	December 31, 2022		December 31, 2021
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$102	$87	$104	$94

(1)Non-accrual includes $90 and $94 of UPB related to Ginnie Mae repurchased loans as of December 31, 2022 and 2021, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $65 and $16 as of December 31, 2022 and 2021, respectively.

83 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
7. Property and Equipment

The composition of property and equipment, net, and the corresponding ranges of estimated useful lives were as follows:

Property and Equipment, Net	December 31, 2022	December 31, 2021	Estimated Useful Life
Furniture, fixtures, and equipment	$55	$57	5 years
Capitalized software costs	87	98	3 - 5 years
Software in development and other	12	26
Leasehold improvements	27	31	3 - 5 years
Long-term finance leases - computer equipment	6	8	3 - 5 years
Property and equipment	187	220
Less: Accumulated depreciation	(122)	(122)
Property and equipment, net	$65	$98

The Company recorded depreciation expense on property and equipment of $31 and $45 for the years ended December 31, 2022 and 2021, respectively. The Company has entered into various lease agreements for computer equipment, which are classified as finance leases. See Note 8, Leases, for more information.

The Company recorded immaterial impairment charges during years ended December 31, 2022 and 2021.

8. Leases

The Company’s leases primarily relate to office space and equipment, with remaining lease terms of generally 1 to 8 years. Certain lease arrangements contain extension options, which typically range from 1 to 7 years, at the then fair market rental rates. As of December 31, 2022 and 2021, operating lease ROU assets were $96 and $111, respectively, and liabilities were $111 and $122, respectively, which were included in “other assets”, and “payables and other liabilities”, respectively, on the consolidated balance sheets. The Company does not currently have any significant finance leases in which it is the lessee.

The table below summarizes the Company’s net lease cost:

	Year Ended December 31,
Net Lease Cost	2022	2021
Operating lease cost	$26	$31
Sublease income	(3)	(4)
Total net lease cost	$23	$27

The table below summarizes other information related to the Company’s operating leases:

	Year Ended December 31,
Operating Leases - Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23	$27
Leased assets obtained in exchange for new operating lease liabilities	$15	$46
Weighted average remaining lease term - operating leases, in years	6.0	6.3
Weighted average discount rate - operating leases	3.8%	3.8%

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 84

Index to Consolidated Financial Statements
Maturities of operating lease liabilities as of December 31, 2022 are as follows:

Year Ending December 31,	Operating Leases
2023	$22
2024	20
2025	19
2026	19
2027	18
Thereafter	26
Total future minimum lease payments	124
Less: imputed interest	13
Total operating lease liabilities	$111

9. Loans Subject to Repurchase from Ginnie Mae

Loans are sold to Ginnie Mae in conjunction with the issuance of mortgage-backed securities. The Company, as the issuer of the mortgage-backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $1,865 and $1,496 as of December 31, 2022 and 2021, respectively, which are included in both “other assets” and “payables and other liabilities” in the consolidated balance sheets. Loans subject to repurchase from Ginnie Mae as of December 31, 2022 and 2021 included $1,661 and $1,301, respectively, of loans in forbearance related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) whereby no payments have been received from borrowers for greater than 90 days.

10. Goodwill and Intangible Assets

Goodwill
Goodwill was $120 as of December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, the Company performed a quantitative assessment of its three reporting units (Servicing, Originations and Xome) and determined that no impairment of goodwill existed. As of December 31, 2022 and 2021, $80, $28 and $12 of the goodwill is associated with the Servicing, Originations and Xome reporting units, respectively. The goodwill associated with the Xome reporting unit is included in Corporate/Other. Goodwill is recorded in “other assets” within the consolidated balance sheets.

Intangible Assets
The following tables present the composition of intangible assets:

	December 31, 2022
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Customer relationships	$74	$(67)	$7	5.6
Technology	25	(25)	—	—
Trade name	7	(6)	1	0.6
Total intangible assets	$106	$(98)	$8	5.1
85 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements

	December 31, 2021
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Customer relationships	$74	$(62)	$12	5.6
Technology(1)	25	(25)	—	2.1
Trade name	7	(5)	2	1.6
Total intangible assets	$106	$(92)	$14	4.9

(1)Technology intangible assets’ net carrying amount as of December 31, 2021 is less than $1.

Intangible assets are recorded in “other assets” within the consolidated balance sheets. The Company recognized $6 and $12 of amortization expense related to intangible assets during the years ended December 31, 2022 and 2021, respectively. The Company expects to record amortization expense for existing amortizable intangible assets of $4 in the year ending December 31, 2023, and $1 for each of the years ending December 31, 2024 to 2027. No impairment on intangible assets was recorded during the years ended December 31, 2022 and December 31, 2021.

11. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to interest rate risks related to the pipeline (including mortgage loans held for sale and IRLCs) and the MSR portfolio. The Company economically hedges the pipeline separately from the MSR portfolio primarily using third-party derivative instruments. Such derivative instruments utilized by the Company include IRLCs, LPCs, forward MBS, Treasury futures and Swap futures. The changes in value on the derivative instruments associated with pipeline hedging are recorded in earnings as a component of “revenues - net gain on mortgage loans held for sale” on the consolidated statements of operations and consolidated statements of cash flows, while changes in the value of derivative instruments associated with the MSR portfolio fair value are recorded in “revenues - service related, net” on the consolidated statements of operations and in “loss (gain) on MSR hedging activities” on the consolidated statements of cash flows.

The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments. Gains/(losses) include both realized and unrealized gains/(losses) of each derivative financial instrument.

		December 31, 2022		Year Ended December 31, 2022
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2023	$354	$10	$(15)
Derivative financial instruments
IRLCs	2023	755	22	(112)
LPCs	2023	145	1	(2)
Treasury futures	2023	—	—	4
Forward MBS trades	2023	1,143	8	569
Total derivative financial instruments - assets		$2,043	$31	$459
Liabilities
Derivative financial instruments
IRLCs	2023	$15	$—	$—
LPCs	2023	209	1	1
Forward MBS trades	2023	681	9	(56)
Treasury futures	2023	892	14	(277)
Total derivative financial instruments - liabilities		$1,797	$24	$(332)
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 86

Index to Consolidated Financial Statements

		December 31, 2021		Year Ended December 31, 2021
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2022	$1,051	$25	$(77)
Derivative financial instruments
IRLCs	2022	5,237	134	(280)
LPCs	2022	487	3	(35)
Forward MBS trades	2022	3,569	7	272
Total derivative financial instruments - assets		$9,293	$144	$(43)
Liabilities
Derivative financial instruments
IRLCs	2022	$10	$—	$—
LPCs	2022	646	2	(1)
Forward MBS trades	2022	4,091	8	(110)
Treasury futures	2022	923	6	(6)
Swap futures	2022	—	—	(14)
Total derivative financial instruments - liabilities		$5,670	$16	$(131)

As of December 31, 2022 the Company held $49 and $1 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2021, the Company held $27 in collateral deposits on derivative instruments. Collateral deposits and collateral obligations are recorded in “other assets” and “payables and other liabilities”, respectively, on the Company’s consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the consolidated balance sheets.

87 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
12. Indebtedness

Advance and Warehouse Facilities

				December 31, 2022		December 31, 2021
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$350 advance facility	October 2024	Servicing advance receivables	$350	$150	$189	$234	$318
$350 advance facility(1)	January 2024	Servicing advance receivables	350	171	209	160	197
$350 advance facility(2)	November 2024	Servicing advance receivables	350	308	410	162	190
$75 advance facility	December 2023	Servicing advance receivables	75	40	45	58	89
Advance facilities principal amount				669	853	614	794

Warehouse Facilities
$1,500 Warehouse Facility	June 2023	Mortgage loans or MBS	1,500	206	272	1,224	1,341
$1,500 Warehouse Facility	June 2023	Mortgage loans or MBS	1,500	135	133	356	345
$750 Warehouse Facility	October 2023	Mortgage loans or MBS	750	202	209	991	1,024
$750 Warehouse Facility(3)	October 2022	Mortgage loans or MBS	—	—	—	256	270
$500 Warehouse Facility(4)	September 2024	Mortgage loans or MBS	500	14	17	409	425
$500 Warehouse Facility	June 2023	Mortgage loans or MBS	500	76	80	39	39
$500 Warehouse Facility	August 2023	Mortgage loans or MBS	500	31	32	38	39
$450 Warehouse Facility	April 2023	Mortgage loans or MBS	450	—	—	87	89
$300 Warehouse Facility	August 2023	Mortgage loans or MBS	300	115	117	419	430
$250 Warehouse Facility	April 2023	Mortgage loans or MBS	250	—	—	5	6
$200 Warehouse Facility	April 2023	Mortgage loans or MBS	200	19	28	46	58
$200 Warehouse Facility	June 2023	Mortgage loans or MBS	200	18	21	188	194
$125 Warehouse Facility	December 2023	Mortgage loans or MBS	125	1	1	67	67
$30 Warehouse Facility(5)	January 2022	Mortgage loans or MBS	—	—	—	—	—
Warehouse facilities principal amount				817	910	4,125	4,327

MSR Facilities
$1,050 Warehouse Facility(2)	November 2024	MSR	1,050	260	2,284	260	1,107
$600 Warehouse Facility	April 2023	MSR	600	380	927	—	838
$500 Warehouse Facility(4)	September 2024	MSR	500	380	1,482	—	745
$500 Warehouse Facility	June 2024	MSR	500	365	732	—	—
$50 Warehouse Facility	November 2023	MSR	50	25	74	10	124
MSR facilities principal amount				1,410	5,499	270	2,814

Advance, warehouse and MSR facilities principal amount				2,896	$7,262	5,009	$7,935
Unamortized debt issuance costs				(11)		(12)
Total advance and warehouse facilities, net				$2,885		$4,997

(1)The capacity decreased in January 2023 to $250.
(2)Total capacity for this facility is $1,400, of which $350 and $1,050 are internally allocated for advance financing and MSR financing, respectively; capacity is fully fungible and is not restricted by these allocations.
(3)This facility was terminated in October 2022.
(4)The capacity amount for this facility is $1,000, of which $500 is a sublimit for MSR financing.
(5)This facility was terminated in January 2022.

The weighted average interest rate for advance facilities was 4.1% and 2.8% for the year ended December 31, 2022 and 2021, respectively. The weighted average interest rate for warehouse and MSR facilities was 4.0% and 2.0% for the year ended December 31, 2022 and 2021, respectively.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 88

Index to Consolidated Financial Statements
Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	December 31, 2022	December 31, 2021
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	$850	$850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
Unsecured senior notes principal amount	2,700	2,700
Unamortized debt issuance costs and discount, net of premium	(27)	(30)
Unsecured senior notes, net	$2,673	$2,670

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

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the year ended December 31, 2022 and 2021.

As of December 31, 2022, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2023 through 2026	$—
2027	600
Thereafter	2,100
Total unsecured senior notes principal amount	$2,700

Financial Covenants
The Company’s credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of December 31, 2022.

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

89 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s consolidated financial statements is presented below:

	December 31, 2022	December 31, 2021
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$78	$50
Advances and other receivables, net	398	387
Total assets	$476	$437

Liabilities
Advance facilities(1)	$321	$322
Payables and other liabilities	1	1
Total liabilities	$322	$323

(1)Refer to advance facilities in Note 12, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	December 31, 2022	December 31, 2021
Total collateral balances - UPB	$976	$1,122
Total certificate balances	$949	$1,112

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2022, and 2021, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	December 31, 2022	December 31, 2021
Unconsolidated securitization trusts	$119	$138

14. Stockholders' Equity and Employee Benefit Plans

Share-based awards under the 2019 Omnibus Incentive Plan (the “2019 Plan”) include (i) restricted stock units (“RSUs”) granted to employees of the Company, consultants, and non-employee directors and (ii) performance stock units (“PSUs”) granted to certain executive officers.

Restricted Stock Units
The RSUs are valued at the fair market value of the Company’s common stock on the grant date as defined in the 2019 Plan. The stock awards for employees generally vest in equal installments on each of the first three anniversaries of the awards, provided that the participant remains continuously employed with the Company during that time. If the participant’s employment has terminated by reason of retirement, or upon death or disability, the unvested shares of an award will vest. The stock awards for non-employee directors generally vest the earlier of (a) the first anniversary of the grant date or (b) the date of the next annual stockholders meeting following the grant date. In addition, upon death or disability, the unvested shares of an award will vest. Any forfeiture of restricted stock awards before vesting has been achieved, results in a reduction in the balance of outstanding common shares.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 90

Index to Consolidated Financial Statements
Performance Stock Units
The PSUs are valued at the fair market value of the Company’s common stock on the grant date as defined in the 2019 Plan. In March 2020, March 2021, and March 2022, certain executives of the Company were granted 0.5 million PSUs (the “2020 PSUs”), 0.3 million PSUs (the “2021 PSUs”), and 0.1 million PSUs (the “2022 PSUs”), respectively. The 2020, 2021 and 2022 PSUs are eligible to vest and be settled into shares of common stock in an amount between 0% and 200% of a target award based on achievement of total shareholder return performance vesting criteria over a period of three years beginning March 1, 2020, 2021 and 2022, respectively, with one-third of the units also eligible to vest based on performance through March 1, 2021, 2022 and 2023, respectively.

Share-Based Award Activities
The following table summarizes the Company’s share-based awards:

Share-based Awards	Shares (or Units) (in thousands)	Weighted-Average Grant Date Fair Value, per Share (or Unit)
Share-based awards outstanding as of December 31, 2021	3,285	$18.11
Granted	639	52.52
Vested	(1,354)	19.02
Forfeited	(222)	29.12
Share-based awards outstanding as of December 31, 2022	2,348	25.91

The Company recorded $29, $29 and $22 of expenses related to share-based awards during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, unrecognized compensation expense totaled $28 related to non-vested stock award payments that are expected to be recognized over a weighted average period of 0.7 years.

The Company is eligible to receive a tax benefit when the vesting date fair value of an award exceeds the value used to recognize compensation expense at the date of grant. The excess tax benefit resulting from tax deductions in excess of the compensation cost recognized by the Company was $11 and $9 for the years ended December 31, 2022 and 2021, respectively. The excess tax deficiency resulting from tax deductions exceeding the compensation cost recognized by the Company was immaterial for the year ended December 31, 2020.

Employee Benefit Plans
The Company sponsors a defined contribution plan (401(k) plan) that covers all full-time employees. The Company matches 100% of participant contributions up to 2% of their total eligible annual base compensation and matches 50% of contributions for the next 4% of each participant’s total eligible annual base compensation. Matching contributions by the Company totaled $18 and $26 for the years ended December 31, 2022 and 2021, respectively.

15. Earnings per Share

The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares. In 2021, the Company repurchased a total of 14.8 million shares of its common stock from affiliates of Kohlberg Kravis Roberts & Co. L.P., (“KKR”) a related party of the Company. In addition, in August 2021, the Company repurchased 1.0 million shares of its Series A Preferred Stock from affiliates of KKR. After giving effect to the transaction, KKR no longer held any equity interests in the Company.

91 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following table sets forth the computation of basic and diluted net income (loss) per common share (amounts in millions, except per share amounts):

	Year Ended December 31,
Computation of Earnings Per Share	2022	2021	2020
Net income from continuing operations	$923	$1,466	$309
Less: Net income attributable to non-controlling interests	—	—	2
Less: Undistributed earnings from continuing operations attributable to participating stockholders	—	8	3
Less: Premium on retirement of preferred stock	—	28	—
Net income from continuing operations attributable to Mr. Cooper common stockholders	$923	$1,430	$304

Net loss from discontinued operations	$—	$(12)	$(2)
Less: Undistributed earnings from discontinued operations attributable to participating stockholders	—	—	—
Net loss from discontinued operations attributable to Mr. Cooper common stockholders	$—	$(12)	$(2)

Net income	$923	$1,454	$307
Less: Net income attributable to non-controlling interests	—	—	2
Net income attributable to Mr. Cooper	$923	$1,454	$305
Less: Undistributed earnings attributable to participating stockholders	—	8	3
Less: Premium on retirement of preferred stock	—	28	—
Net income attributable to common stockholders	$923	$1,418	$302

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$12.84	$17.39	$3.33
Diluted	$12.50	$16.67	$3.22

Earnings from discontinued operations per common share attributable to Mr. Cooper:
Basic	$—	$(0.15)	$(0.02)
Diluted	$—	$(0.14)	$(0.02)

Earnings per common share attributable to Mr. Cooper:
Basic	$12.84	$17.24	$3.31
Diluted	$12.50	$16.53	$3.20

Weighted average shares of common stock outstanding (in thousands):
Basic	71,885	82,247	91,312
Dilutive effect of stock awards	1,933	3,067	2,343
Dilutive effect of participating securities	—	492	839
Diluted	73,818	85,806	94,494

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 92

Index to Consolidated Financial Statements
16. Income Taxes

The components of income tax expense for continuing operations were as follows:

	Year Ended December 31,
Total Income Tax Expense on continuing operations	2022	2021	2020
Current Income Taxes
Federal	$(6)	$7	$(3)
State	8	113	92
Total current income taxes	2	120	89

Deferred Income Taxes
Federal	245	376	87
State	44	(25)	(83)
Total deferred income taxes	289	351	4
Total income tax expense	$291	$471	$93

The provision for income taxes for 2021 and 2020 does not reflect the tax effects of the sale of the Company’s reverse servicing portfolio reported as discontinued operations.

The following table presents a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31,
Reconciliation of the Income Tax Provision	2022		2021		2020
Tax Expense at Federal Statutory Rate	$255	21.0%	$407	21.0%	$84	21.0%
Effect of:
State taxes, net of federal benefit	39	3.2%	70	3.6%	8	1.7%
Deferred adjustments	2	0.2%	(6)	(0.3)%	(5)	(1.1)%
Nondeductible items	—	—%	2	0.1%	7	1.7%
Other, net	(5)	(0.4)%	(2)	(0.1)%	(1)	(0.3)%
Total income tax expense	$291	24.0%	$471	24.3%	$93	23.0%

In 2022, 2021 and 2020, the effective tax rate differed from the statutory tax rate primarily due to state tax adjustments and permanent differences such as nondeductible executive compensation and nondeductible penalties.

The Company has federal NOL carryforwards (pre-tax) of approximately $0.5 billion and $0.6 billion as of December 31, 2022 and 2021, respectively.

The Company believes it is more likely than not that its deferred tax assets will be realized prior to their expiration except for certain federal 382 limited NOLs that begin to expire with the 2026 tax year, if unused, and immaterial state NOL carryforwards that begin to expire with the 2022 tax year, if unused. Accordingly, the Company has recorded a federal valuation allowance of $7 as of December 31, 2022 and 2021 related to these NOL carryforwards. The state valuation allowance was immaterial as of December 31, 2022. The Company recorded a state valuation allowance of $2 as of December 31, 2021. The Company does not expect any future tax loss limitations under Sections 382 and 384 that would impact its utilization of remaining federal NOL carryforwards.

93 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

Deferred Tax Assets and Liabilities	December 31, 2022	December 31, 2021
Deferred Tax Assets
Effect of:
Goodwill and intangible assets	$827	$998
Loss carryforwards (federal, state & capital)	104	134
Loss reserves	84	104
Lease liability	28	30
Accruals	11	16
Other, net	19	20
Total deferred tax assets	1,073	1,302

Deferred Tax Liabilities
MSR amortization and mark-to-market, net	(269)	(240)
Gain/loss on assets, net	(67)	(14)
Right-of-use assets	(24)	(27)
Depreciation and amortization, net	(2)	(19)
Prepaid assets	(1)	(2)
Total deferred tax liabilities	(363)	(302)
Valuation allowance	(7)	(9)
Deferred tax assets, net	$703	$991

The Company elected to account for the Global Intangible Low-Taxed Income (“GILTI”) tax expense in the period in which it is incurred. As a result, no deferred tax impact of GILTI has been provided in the consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and numerous U.S. state jurisdictions. With few exceptions, as of December 31, 2022, the Company is no longer subject to U.S. federal and state income tax examinations for tax years prior to 2019.

As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits recorded related to uncertain tax positions.

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

Mortgage Loans Held for Sale (Level 2 and Level 3) – The Company originates mortgage loans in the U.S. that it intends to sell into Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the “Agencies”) MBS. Additionally, the Company holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. The Company measures newly originated prime residential mortgage loans held for sale at fair value.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 94

Index to Consolidated Financial Statements
Newly originated mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Those loans are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are primarily derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures.

The Company may also purchase loans out of a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The volume of these loans increased significantly in 2021 as the delinquency rate increased during the coronavirus pandemic; however, volumes have declined in 2022 related to the increase in interest rates and commensurate decrease in margins on redelivery of these loans in the secondary market. The Company has elected to carry these loans at fair value on a recurring basis. These loans are valued on a recurring basis using a market approach similar to newly originated loans as mentioned above, with adjustments for assumptions including fail rate, partial claim rate and modification status. As these prices are primarily derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures.

The Company may also repurchase loans that are unable to be securitized and sold, and fair value is based upon recent market trades for similar loans adjusted for delinquency rates or broker pricing. Recent market trades or bid pricing represent fair value, but have limited market observability in the current market warranting the transfer of these mortgage loans from Level 2 to Level 3 in the fair value hierarchy. These loans are valued on a recurring basis and as the prices used are not primarily derived from market observable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures.

From time to time, the Company may acquire mortgage loans held for sale from various securitization trusts for which it acts as servicer through the exercise of various clean-up call options as permitted through the respective pooling and servicing agreements. The Company has elected to account for these loans at fair value on a recurring basis and classifies these valuations as Level 3 in the fair value disclosures.

Mortgage Servicing Rights – Fair Value (Level 3) – The Company estimates the fair value of its MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions used in the model are based on a discounted cash flow model which incorporates prepayment speeds, discount rate, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions, with the key assumptions being mortgage prepayment speeds, discount rates, and cost to service.

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

Equity Investments (Level 1 and Level 3) – The fair value of the common stock received from the previous sale of the title and field services businesses is measured quarterly based on the minimum exit value, which was established at the time of the transaction, and observable market indicators. Because of the nature of the unobservable inputs, the Company classifies these securities as Level 3 in the fair value disclosures.

The fair value of the common stock received from the previous sale of the valuation business is measured using the closing price reported on an active market in which the securities are traded. As the fair value is based on market observable inputs, the Company classifies these securities as Level 1 in the fair value disclosures.

95 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Derivative Financial Instruments (Level 2 and Level 3) – The Company enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. These derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into IRLCs and LPCs with prospective borrowers and other loan originators. IRLCs and LPCs are carried at fair value primarily based on secondary market prices for underlying mortgage loans, which is observable data, with adjustments made to such observable data for the inherent value of servicing, which is an unobservable input. The fair value is also subject to adjustments for the estimated pull-through rate. The impact of the unobservable input to the overall valuation of IRLCs and LPCs is significant and results in a classification of Level 3 in the fair value hierarchy. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised, and the loan will be funded. The Company has entered into Treasury futures and swap futures contracts as part of its hedging strategy. The futures contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. Derivative financial instruments are recorded in other assets and payables and other liabilities within the consolidated balance sheets. See Note 11, Derivative Financial Instruments, for more information.

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

Unsecured Senior Notes (Level 2) – In accordance with ASC 820, the Company periodically reviews the fair value of fair value instruments. As a result of the significant shifts in the market, the quoted prices were determined to now be in a market with limited trading activity. As such, the Company adjusted the fair value classification of unsecured senior notes from Level 1 to Level 2 as of December 31, 2022. See Note 12, Indebtedness, for more information.

Excess Spread Financing (Level 3) – The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and discount rate. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. Excess spread financing is recorded in MSR related liabilities within the consolidated balance sheets. See Note 2, Significant Accounting Policies, for more information.

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

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 96

Index to Consolidated Financial Statements
The following table presents the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
	Total Fair Value	Recurring Fair Value Measurements
Fair Value - Recurring Basis		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$893	$—	$819	$74
Mortgage servicing rights	6,654	—	—	6,654
Equity investments	47	2	—	45
Derivative financial instruments:
IRLCs	22	—	—	22
Forward MBS trades	8	—	8	—
LPCs	1	—	—	1

Liabilities
Derivative financial instruments:
Forward MBS trades	9	—	9	—
LPCs	1	—	—	1
Treasury futures	14	—	14	—
Mortgage servicing rights financing	19	—	—	19
Excess spread financing	509	—	—	509

	December 31, 2021
	Total Fair Value	Recurring Fair Value Measurements
Fair Value - Recurring Basis		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$4,381	$—	$4,381	$—
Mortgage servicing rights	4,223	—	—	4,223
Equity investments	63	9	—	54
Derivative financial instruments:
IRLCs	134	—	—	134
Forward MBS trades	7	—	7	—
LPCs	3	—	—	3

Liabilities
Derivative financial instruments:
Forward MBS trades	8	—	8	—
LPCs	2	—	—	2
Swap futures	6	—	6	—
Mortgage servicing rights financing	10	—	—	10
Excess spread financing	768	—	—	768

97 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Year Ended December 31, 2022
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of year	$4,223	$76	$54	$134	$768	$10
Changes in fair value included in earnings	549	(3)	(9)	(112)	133	9
Purchases/additions (1)	1,595	130	—	—	—	—
Issuances	554	—	—	—	—	—
Sales/dispositions (1)	(294)	(124)	—	—	—	—
Repayments	—	(2)	—	—	(293)	—
Settlements	—	—	—	—	(99)	—
Other changes	27	(3)	—	—	—	—
Balance - end of year	$6,654	$74	$45	$22	$509	$19

	Year Ended December 31, 2021
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Equity investments	IRLCs	LPCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of year	$2,703	$—	$414	$38	$934	$33
Changes in fair value included in earnings	(506)	(1)	(280)	(35)	(10)	(23)
Purchases	948	—	—	—	—	—
Equity consideration received	—	55	—	—	—	—
Issuances	1,077	—	—	—	—	—
Sales	(55)	—	—	—	—	—
Repayments	—	—	—	—	(4)	—
Settlements	—	—	—	—	(152)	—
Other changes	56	—	—	—	—	—
Balance - end of year	$4,223	$54	$134	$3	$768	$10

(1)Additions for mortgages loans held for sale include loans that are purchased or transferred in. Dispositions for mortgage loans held for sales include loans that are sold or transferred out.

The Company had LPCs liabilities of $1 and $2 as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company had an immaterial change in LPCs liabilities.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 98

Index to Consolidated Financial Statements
The tables below present the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	December 31, 2022			December 31, 2021
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSR(1)
Discount rate	10.4%	13.7%	11.4%	9.5%	13.7%	10.9%
Prepayment speed	6.3%	12.2%	7.2%	11.7%	16.4%	13.0%
Cost to service per loan(2)	$54	$155	$80	$59	$168	$77
Average life(3)			8.1 years			5.8 years

Mortgage loans held for sale
Market pricing	37.3%	114.7%	77.4%	N/A	N/A	N/A

IRLCs
Value of servicing (reflected as a percentage of loan commitment)	(0.6)%	3.9%	2.3%	(0.7)%	2.4%	1.4%

Excess spread financing
Discount rate	10.0%	13.8%	11.3%	9.5%	13.8%	11.2%
Prepayment speed	6.9%	13.3%	9.2%	12.8%	15.2%	13.4%
Average life(3)			6.6 years			5.4 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	5.2%	8.6%	7.1%	4.5%	7.9%	6.5%
Annual advance recovery rates	15.9%	20.6%	17.3%	19.2%	22.0%	21.3%

(1)The inputs are weighted by investor.
(2)Presented in whole dollar amounts.
(3)Average life is included for informational purposes.

The tables below present a summary of the carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value:

	December 31, 2022
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$527	$527	$—	$—
Restricted cash	175	175	—	—
Advances and other receivables, net	1,019	—	—	1,019
Loans subject to repurchase from Ginnie Mae	1,865	—	1,865	—
Financial liabilities
Unsecured senior notes, net	2,673	—	2,209	—
Advance and warehouse facilities, net	2,885	—	2,896	—
Liability for loans subject to repurchase from Ginnie Mae	1,865	—	1,865	—
99 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements

	December 31, 2021
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$895	$895	$—	$—
Restricted cash	146	146	—	—
Advances and other receivables, net	1,228	—	—	1,228
Loans subject to repurchase from Ginnie Mae	1,496	—	1,496	—
Financial liabilities
Unsecured senior notes, net	2,670	2,737	—	—
Advance and warehouse facilities, net	4,997	—	5,009	—
Liability for loans subject to repurchase from Ginnie Mae	1,496	—	1,496	—

18. Capital Requirements

Fannie Mae, Freddie Mac, Ginnie Mae and certain private label mortgage investors require the Company to maintain minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of December 31, 2022, the Company was in compliance with its selling and servicing capital requirements.

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

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 100

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

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expense for the Company, which includes legal settlements and the fees paid to external legal service providers, of $23 and $39 for the years ended December 31, 2022 and 2021, respectively, was included in “expenses - general and administrative” on the consolidated statements of operations.

For matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. Management currently believes the aggregate range of reasonably possible loss is $2 to $5 in excess of the accrued liability (if any) related to those matters as of December 31, 2022. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

101 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loans that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in “advances and other receivables, net” represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of December 31, 2022, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

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

20. Segment Information

The Company’s segments reflect the internal reporting we use to evaluate operating performance and are based upon the Company’s organizational structure, which focuses primarily on the services offered. A brief description of our current business segments is as follows:

Servicing: This segment performs operational activities on behalf of investors or owners of the underlying mortgages and mortgage servicing rights, including collecting and disbursing borrower payments, investor reporting, customer service, modifying loans where appropriate to help borrowers stay current, and when necessary performing collections, foreclosures, and the sale of REO.

Originations: This segment originates residential mortgage loans through our direct-to-consumer channel, which provides refinance options for our existing customers, and through our correspondent channel, which purchases or originates loans from mortgage bankers.

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 102

Index to Consolidated Financial Statements
Corporate/Other: Functional expenses are allocated to individual segments based on the actual cost of services performed, direct resource utilization, or headcount percentage for shared services. During the fourth quarter of 2022, the Company began allocating shared services based on headcount instead of estimate of percentage use as it changed its segment measures provided to and used by the chief operating decision maker. As a result, all costs for shared services are allocated to individual segments based on headcount. The Company restated segment information for the historical periods presented herein to reflect the allocation method change and to conform to the current presentation. The change affects total expenses for Servicing and Originations segments and Corporate/Other but had no effect on consolidated statements of operations. Facility costs are allocated to individual segments based on cost per headcount for specific facilities utilized. Group insurance costs are allocated to individual segments based on global cost per headcount. Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to the Company’s operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties. Eliminations are included in Corporate/Other.

On March 31, 2022, the Company completed the sale of its Mortgage Servicing Platform to Sagent and recorded a gain of $223, which was included in “other income, net” within the consolidated statements of operations and reported under Corporate/Other. Refer to Note 3, Dispositions, for further details.

The following tables present financial information by segment:

	Year Ended December 31, 2022
Financial Information by Segment	Servicing	Originations	Corporate/ Other	Consolidated
Revenues
Service related, net	$1,691	$98	$76	$1,865
Net gain on mortgage loans held for sale	(33)	632	—	599
Total revenues	1,658	730	76	2,464
Total expenses	559	491	224	1,274
Interest income	208	53	—	261
Interest expense	(221)	(43)	(160)	(424)
Other income (expenses), net	—	—	187	187
Total other (expenses) income, net	(13)	10	27	24
Income (loss) from continuing operations before income tax expense (benefit)	$1,086	$249	$(121)	$1,214
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$18	$16	$3	$37
Total assets	$10,152	$749	$1,875	$12,776

	Year Ended December 31, 2021
Financial Information by Segment	Servicing	Originations	Corporate/ Other	Consolidated
Revenues
Service related, net	$705	$176	$186	$1,067
Net gain on mortgage loans held for sale	568	1,683	—	2,251
Total revenues	1,273	1,859	186	3,318
Total expenses	502	849	311	1,662
Interest income	129	102	—	231
Interest expense	(262)	(88)	(128)	(478)
Other income (expenses), net	—	—	528	528
Total other (expenses) income, net	(133)	14	400	281
Income from continuing operations before income tax expense	$638	$1,024	$275	$1,937
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$32	$24	$1	$57
Total assets	$8,733	$3,143	$2,328	$14,204

103 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Index to Consolidated Financial Statements

	Year Ended December 31, 2020
Financial Information by Segment	Servicing	Originations	Corporate/ Other	Consolidated
Revenues
Service related, net	$(159)	$105	$433	$379
Net gain on mortgage loans held for sale	222	2,088	—	2,310
Total revenues	63	2,193	433	2,689
Total expenses	493	745	544	1,782
Interest income	61	95	2	158
Interest expense	(268)	(78)	(182)	(528)
Other (expenses) income, net	—	—	(135)	(135)
Total other (expenses) income, net	(207)	17	(315)	(505)
(Loss) income from continuing operations before income tax (benefit) expense	$(637)	$1,465	$(426)	$402
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$20	$18	$35	$73
Total assets	$16,173	$5,447	$2,545	$24,165

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 104

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2022.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2022 as stated in their report, dated February 16, 2023, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

105 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mr. Cooper Group Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Mr. Cooper Group Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mr. Cooper Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 16, 2023
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 106

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be incorporated by reference from the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the Company’s fiscal year-end (the “2023 Proxy Statement”).

Item 11. Executive Compensation

Information required by this item will be incorporated by reference from the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be incorporated by reference from the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be incorporated by reference from the 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be incorporated by reference from the 2023 Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K:

1.Financial Statements:
Our consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020, and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are filed within Item 8 in Part II as part of this Annual Report on Form 10-K.
2.Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
3.Exhibits:
The exhibits to this report are listed in the index to exhibits below.

107 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

2.1+	Stock Purchase Agreement, dated as of March 12, 2021, by and among Title365 Holding Co., Xome Holdings LLC, Blend Labs, Inc. and solely for the purposes set forth therein, the Company	8-K	001-14667	2.1	03/15/2021
2.2+	Contribution Agreement, dated as of February 10, 2022, by and among Nationstar Mortgage LLC, Sagent M&C, LLC and solely for the purposes set forth therein, Mr. Cooper Group Inc.	8-K	001-14667	2.1	02/11/2022
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	8-K	001-14667	3.1	10/10/2018
3.2	Amended and Restated Bylaws of the Company	10-Q	001-14667	3.2	11/09/2018
4.1	Form of Stock Certificate	10-Q	001-14667	4.1	11/01/2019
4.2	Description of Common Stock					X
4.3	Indenture, dated as of January 16, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	10-K	001-14667	4.14	02/28/2020
4.4	Indenture, dated as of August 6, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.1	08/06/2020
4.5	Indenture, dated as of December 4, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.1	12/04/2020
4.6	Indenture, dated as of November 4, 2021, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. as Trustee	8-K	001-14667	4.1	11/04/2021
10.1	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/15/2013
10.2	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	03/15/2013
10.3	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	03/15/2013
10.4	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	03/15/2013
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 108

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.5	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013
10.6	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013
10.7	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013
10.8	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	11/07/2014
10.9	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.4	11/07/2014
10.10	Amendment Number Nine, dated October 19, 2015, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.28	03/01/2016
10.11	Amendment Number Ten, dated October 17, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.17	03/09/2017
10.12	Amendment Number Eleven, dated October 31, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/09/2017
10.13	Amendment Number Twelve, dated October 30, 2017, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/02/2018
10.14	Amendment Number Thirteen, dated March 22, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	05/10/2018
10.15	Amendment Number Fourteen, dated October 24, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-14667	10.17	03/11/2019
10.16	Amendment Number Fifteen, dated November 20, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-14667	10.18	03/11/2019
109 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.17	Amendment Number Sixteen, dated January 28, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.1	05/08/2019
10.18	Amendment Number Seventeen, dated March 29, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.2	05/08/2019
10.19	Amendment Number Eighteen, dated April 3, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.1	08/02/2019
10.20	Amendment Number Nineteen, dated March 30, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-K	001-14667	10.22	02/23/2021
10.21	Amendment Number Twenty, dated September 11, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-Q	001-14667	10.2	10/29/2020
10.22	Amendment Number Twenty-One, dated December 18, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-K	001-14667	10.24	02/23/2021
10.23	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	02/06/2013
10.24	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	02/06/2013
10.25	Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	05/05/2016
10.26	Amendment Number One dated as of June 24, 2016 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	08/09/2016
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 110

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.27	Amendment Number Two dated as of October 17, 2016 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.21	03/09/2017
10.28	Amendment Number Three dated as of October 31, 2016 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.22	03/09/2017
10.29	Amendment Number Four dated as of October 30, 2017 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.23	03/02/2018
10.30	Amendment Number Five dated as of March 22, 2018 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	05/10/2018
10.31	Amendment Number Six dated as of May 29, 2018 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	08/03/2018
10.32	Amendment Number Seven dated as of October 24, 2018 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.26	03/11/2019
10.33	Amendment Number Eight dated as of November 20, 2018 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.27	03/11/2019
10.34	Amendment Number Nine dated as of January 28, 2019 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.3	05/08/2019
10.35	Amendment Number Ten dated as of March 29, 2019 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.4	05/08/2019
111 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.36	Amendment Number Eleven, dated as of April 3, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.2	08/02/2019
10.37	Amendment Number Twelve dated as of October 25, 2019 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.34	02/28/2020
10.38	Amendment Number Thirteen dated March 30, 2020 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.3	04/30/2020
10.39	Amendment Number Fourteen dated September 11, 2020 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.1	10/29/2020
10.40	Amendment Number Fifteen dated October 26, 2020 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.40	02/23/2021
10.41	Amendment Number Sixteen dated December 18, 2020 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.41	02/23/2021
10.42	Amendment Number Seventeen dated July 9, 2021 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.1	10/28/2021
10.43	Amendment Number Eighteen dated September 30, 2021 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.2	10/28/2021
10.44	Amendment Number Nineteen dated June 3, 2022 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.7	07/27/2022
10.45	Amendment Number Twenty dated September 30, 2022 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.1	10/26/2022
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 112

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.46	Mortgage Loan Participation Sale Agreement dated as of August 30, 2016 between JPMorgan Chase Bank, National Association, as purchaser and Nationstar Mortgage LLC, as seller, conformed through Amendment No. 7	10-Q	001-14667	10.1	07/27/2022
10.47	Omnibus Amendment, Consent and Acknowledgment Agreement, effective as of February 1, 2019 to Mortgage Loan Participation Sale Agreement dated as of August 30, 2016 by and between JPMorgan Chase Bank, National Association, as Purchaser and Nationstar Mortgage LLC (successor by merger to Pacific Union Financial, LLC), as seller	10-Q	001-14667	10.2	07/27/2022
10.48	Master Repurchase Agreement dated as of May 17, 2019 among Nationstar Sub 1J LLC and Nationstar REO Sub 1J LLC, as seller parties, Nationstar Mortgage LLC, as guarantor and JPMorgan Chase Bank, National Association, as buyer, conformed through Amendment No. 9	10-Q	001-14667	10.3	07/27/2022
10.49	Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as initial lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent	10-Q	001-14667	10.4	07/27/2022
10.50	Amendment No. 1 dated as of September 17, 2021 to Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as initial lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent	10-Q	001-14667	10.5	07/27/2022
10.51	Amendment No. 2 dated as of August 3, 2022 to Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent	10-Q	001-14667	10.2	10/26/2022
10.52	Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor	10-Q	001-14667	10.6	07/27/2022
10.53	Conformed Amendments through Amendment Number 3, dated August 12, 2022, to Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor	10-Q	001-14667	10.3	10/26/2022
113 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.54
Amendment Number 4, dated October 21, 2022, to Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor
						X
10.55**	Offer Letter, dated as of December 11, 2018 by and between the Company and Christopher Marshall	8-K	001-14667	10.1	12/12/2018
10.56**	Offer Letter and Acceptance, dated January 15, 2020, between the Company and Mike Rawls	10-Q	001-14667	10.3	10/29/2020
10.57**	Offer Letter and Acceptance, dated February 12, 2021, between the Company and Kurt Johnson					X
10.58**	Offer Letter and Acceptance, dated as of April 21, 2022 by and between the Company and Jaime Gow	10-Q	001-14667	10.4	04/28/2022
10.59**	Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-35449	10.1	05/12/2016
10.60**	Amendment to the Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-14667	10.2	08/01/2018
10.61**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.5	05/07/2015
10.62**	Mr. Cooper Group Inc. 2019 Omnibus Incentive Plan	S-8	333-231552	99.1	05/16/2019
10.63**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Employees	8-K	001-14667	10.2	05/17/2019
10.64**	Form of 2022 Grant Notice and Restricted Stock Unit Award Agreement-Employee (No Retirement Provision)	10-Q	001-14667	10.1	04/28/2022
10.65**	Form of 2022 Performance Stock Unit Agreement – Employee (Standard Retirement Provision)	10-Q	001-14667	10.2	04/28/2022
10.66**	Form of 2022 Performance Stock Unit Agreement – Employee (Special Retirement Provision)	10-Q	001-14667	10.3	04/28/2022
10.67**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Non-Employee Directors	8-K	001-14667	10.3	05/17/2019
10.68**	Form of Performance Stock Unit Agreement - Employee	10-Q	001-14667	10.1	04/29/2021
10.69**	Form of Performance Stock Unit Agreement - Special Retirement Provisions	10-Q	001-14667	10.2	04/29/2021
10.70**	Form of Indemnification Agreement with directors and officers	8-K	001-14667	10.1	05/13/2015
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Ernst & Young LLP					X
Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 114

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101.)					X
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

Item 16. Form 10-K Summary

None.

115 Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mr. Cooper Group Inc.

By: /s/ Jay Bray
Jay Bray
Chief Executive Officer
February 16, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bray	February 16, 2023
Jay Bray, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jaime Gow	February 16, 2023
Jaime Gow, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Elizabeth Burr	February 16, 2023
Elizabeth Burr, Director

/s/ Roy A. Guthrie	February 16, 2023
Roy A. Guthrie, Director

/s/ Daniela Jorge	February 16, 2023
Daniela Jorge, Director

/s/ Michael D. Malone	February 16, 2023
Michael D. Malone, Director

/s/ Shveta Mujumdar	February 16, 2023
Shveta Mujumdar, Director

/s/ Tagar C. Olson	February 16, 2023
Tagar C. Olson, Director

/s/ Steven D. Scheiwe	February 16, 2023
Steven D. Scheiwe, Director

Mr. Cooper Group Inc. - 2022 Annual Report on Form 10-K 116