Form 10-Q
period 2023-03-31
Mr. Cooper Group Inc.
filed 2023-04-26
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of April 20, 2023 was 68,053,365.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$534	$527
Restricted cash	133	175
Mortgage servicing rights at fair value	6,566	6,654
Advances and other receivables, net of reserves of $148 and $137, respectively	933	1,019
Mortgage loans held for sale at fair value	937	893
Property and equipment, net of accumulated depreciation of $122 and $122, respectively	64	65
Deferred tax assets, net	707	703
Other assets	2,783	2,740
Total assets	$12,657	$12,776

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,675	$2,673
Advance and warehouse facilities, net	2,934	2,885
Payables and other liabilities	2,550	2,633
MSR related liabilities - nonrecourse at fair value	512	528
Total liabilities	8,671	8,719
Commitments and contingencies (Note 15)
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,066	1,104
Retained earnings	3,839	3,802
Treasury shares at cost - 25.2 million and 24.0 million shares, respectively	(920)	(850)
Total stockholders’ equity	3,986	4,057
Total liabilities and stockholders’ equity	$12,657	$12,776

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Service related, net	$261	$755
Net gain on mortgage loans held for sale	69	297
Total revenues	330	1,052
Expenses:
Salaries, wages and benefits	148	228
General and administrative	113	110
Total expenses	261	338
Interest income	85	36
Interest expense	(110)	(106)
Other (expense) income, net	(9)	222
Total other (expense) income, net	(34)	152
Income before income tax (benefit) expense	35	866
Less: Income tax (benefit) expense	(2)	208
Net income	$37	$658

Earnings per share
Basic	$0.54	$8.91
Diluted	$0.52	$8.59

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2022	73,777	$1	$1,116	$2,879	$(630)	$3,366	$1	$3,367
Shares issued / (surrendered) under incentive compensation plan	850	—	(39)	—	18	(21)	—	(21)
Share-based compensation	—	—	8	—	—	8	—	8
Repurchase of common stock	(721)	—	—	—	(35)	(35)	—	(35)
Net income	—	—	—	658	—	658	—	658
Balance at March 31, 2022	73,906	$1	$1,085	$3,537	$(647)	$3,976	$1	$3,977

Balance at January 1, 2023	69,266	$1	$1,104	$3,802	$(850)	$4,057	$—	$4,057
Shares issued / (surrendered) under incentive compensation plan	870	—	(43)	—	19	(24)	—	(24)
Share-based compensation	—	—	5	—	—	5	—	5
Repurchase of common stock	(2,083)	—	—	—	(89)	(89)	—	(89)
Net income	—	—	—	37	—	37	—	37
Balance at March 31, 2023	68,053	$1	$1,066	$3,839	$(920)	$3,986	$—	$3,986

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$37	$658
Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax (benefit) expense	(4)	197
Net gain on mortgage loans held for sale	(69)	(297)
Provision for servicing and non-servicing reserves	9	6
Fair value changes in mortgage servicing rights	230	(563)
Fair value changes in MSR related liabilities	6	99
Depreciation and amortization for property and equipment and intangible assets	9	11
Gain on disposition of assets	—	(223)
(Gain) loss on MSR hedging activities	(59)	140
Other operating activities	30	21
Repurchases of loan assets out of Ginnie Mae securitizations	(222)	(2,249)
Mortgage loans originated and purchased for sale, net of fees	(2,760)	(11,598)
Sales proceeds and loan payment proceeds for mortgage loans held for sale	2,931	14,471
Changes in assets and liabilities:
Advances and other receivables	76	169
Other assets	66	79
Payables and other liabilities	(120)	5
Net cash attributable to operating activities	160	926

Investing Activities
Property and equipment additions, net of disposals	(5)	(3)
Purchase of mortgage servicing rights	(114)	(965)
Proceeds on sale of mortgage servicing rights	15	4
Other investing activities	(3)	—
Net cash attributable to investing activities	(107)	(964)

Financing Activities
Increase (decrease) in advance and warehouse facilities	51	(204)
Settlements and repayment of excess spread financing	(22)	(32)
Repurchase of common stock	(89)	(35)
Other financing activities	(28)	(23)
Net cash attributable to financing activities	(88)	(294)
Net decrease in cash, cash equivalents, and restricted cash	(35)	(332)
Cash, cash equivalents, and restricted cash - beginning of period	702	1,041
Cash, cash equivalents, and restricted cash - end of period(1)	$667	$709

Supplemental Disclosures of Non-cash Investing Activities
Equity consideration received from disposition of assets	$—	$250
Purchase of mortgage servicing rights	$1	$64

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$534	$579
Restricted cash	133	130
Total cash, cash equivalents, and restricted cash	$667	$709
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

Basis of Presentation
The interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2022.

The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of the interim periods have been included. Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

Basis of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, other entities in which the Company has a controlling financial interest and those variable interest entities (“VIE”) where the Company’s wholly-owned subsidiaries are the primary beneficiaries. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date the Company ceases to be the primary beneficiary. The Company applies the equity method of accounting to investments where it is able to exercise significant influence, but not control, over the policies and procedures of the entity and owns less than 50% of the voting interests. These investments are initially measured at cost and subsequently adjusted for the Company’s proportionate share of earnings and losses in the investee. Investments in certain companies over which the Company does not exert significant influence are recorded at fair value, or at cost and updated for observable price changes upon election of measurement alternative, at the end of each reporting period. Intercompany balances and transactions on consolidated entities have been eliminated.

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

Reclassifications
Certain reclassifications have been made in the 2022 condensed consolidated statement of cash flows to conform to 2023 presentation. Such reclassifications were not material and did not affect total revenues or net income.

Recent Accounting Guidance Adopted
The Company did not adopt any accounting guidance during the three months ended March 31, 2023 that had a material impact on its condensed consolidated financial statements or disclosures.

2. Dispositions

Sale of Mortgage Servicing Platform
On March 31, 2022, the Company completed the sale of certain assets and liabilities of its servicing and subservicing technology platform for performing and non-performing mortgage loans (the “Mortgage Servicing Platform”) to Sagent M&C, LLC (“Sagent”), in exchange for Class A-1 Common Units equal to 19.9% ownership of Sagent, and the sale of certain tangible personal property of the Company used in the conduct of the Mortgage Servicing Platform in exchange for $9.9 in cash, for total consideration of $260 (the “Sagent Transaction”). In connection with the Sagent Transaction, the Company recorded a gain of $223, which was included in “other income, net” within the condensed consolidated statements of operations, and recorded $4 transaction costs during the three months ended March 31, 2022. No transaction costs were recorded in the three months ended March 31, 2023. The net carrying amount of assets and liabilities transferred in connection with the Sagent Transaction was $31 and reported under Corporate/Other.

The Company accounted for the equity interest under the equity method of accounting, as the Company has the ability to exercise significant influence over Sagent’s operating and financial decisions but does not own a majority equity interest or otherwise control the respective entity. Under the equity method of accounting, the investment is initially stated at cost and subsequently adjusted for additional investments and the Company’s proportionate share of Sagent’s earnings or losses and distributions. The initial cost of the equity interest recorded was $250, which represented the fair value as of March 31, 2022. The Company recorded a $7 loss during the three months ended March 31, 2023 related to the Company's proportionate share of net loss of Sagent. The Company’s investment in Sagent was $230 as of March 31, 2023.

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities. In estimating the fair value of all mortgage servicing rights and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	March 31, 2023	December 31, 2022
MSRs - fair value	$6,566	$6,654

Excess spread financing at fair value	$491	$509
Mortgage servicing rights financing at fair value	21	19
MSR related liabilities - nonrecourse at fair value	$512	$528

Mortgage Servicing Rights
The following table sets forth the activities of MSRs:

	Three Months Ended March 31,
MSRs - Fair Value	2023	2022
Fair value - beginning of period	$6,654	$4,223
Additions:
Servicing retained from mortgage loans sold	54	200
Purchases of servicing rights	102	1,015
Dispositions:
Sales of servicing assets	(15)	(4)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	(105)	798
Changes in valuation due to amortization	(125)	(235)
Other changes(1)	1	9
Fair value - end of period	$6,566	$6,006

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

During the three months ended March 31, 2023 and 2022, the Company sold $1,256 and $361 in unpaid principal balance (“UPB”) of MSRs, of which $271 and $342 were retained by the Company as subservicer, respectively.

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

The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	March 31, 2023		December 31, 2022
MSRs - UPB and Fair Value Breakdown by Investor Pools	UPB	Fair Value	UPB	Fair Value
Agency	$382,368	$6,258	$380,502	$6,322
Non-agency	30,070	308	30,880	332
Total	$412,438	$6,566	$411,382	$6,654

Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Discount Rate		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2023
Mortgage servicing rights	$(273)	$(525)	$(139)	$(270)	$(65)	$(130)

December 31, 2022
Mortgage servicing rights	$(266)	$(511)	$(136)	$(264)	$(61)	$(122)

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

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $491 and $509, with UPB of $81,041 and $83,706 as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2023
Excess spread financing	$19	$38	$10	$22

December 31, 2022
Excess spread financing	$19	$40	$11	$22

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $21 and $19 as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Revenues - Service Related, net
The following table sets forth the items comprising total “revenues - service related, net”:

	Three Months Ended March 31,
Revenues - Service Related, net	2023	2022
Contractually specified servicing fees(1)	$384	$327
Other service-related income(1)	14	33
Incentive and modification income(1)	6	9
Servicing late fees(1)	21	19
Mark-to-market adjustments - Servicing(2)(3)	(61)	553
Amortization, net of accretion(4)	(115)	(202)
Originations service fees(5)	11	42
Corporate/Xome related service fees	19	12
Other(6)	(18)	(38)
Total revenues - Service Related, net	$261	$755

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues. Amounts also include servicing fees from loans sold with servicing retained of $177 and $146 for the three months ended March 31, 2023 and 2022, respectively.
(2)Mark-to-market (“MTM”) adjustments - Servicing include fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM includes the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $9 and $6 for the three months ended March 31, 2023 and 2022, respectively.
(3)MTM adjustments - Servicing includes a gain of $59 and loss of $140 from MSR hedging activities during the three months ended March 31, 2023, and 2022, respectively.
(4)Amortization is net of excess spread accretion of $10 and $33 during the three months ended March 31, 2023 and 2022, respectively.
(5)Amounts include fees collected from customers for originated loans and from other lenders for loans purchased through the correspondent channel, and include loan application, underwriting, and other similar fees.
(6)Other represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements, portfolio runoff and the payments made associated with MSR financing arrangements.

4. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	March 31, 2023	December 31, 2022
Servicing advances, net of $9 and $12 purchase discount, respectively	$970	$1,053
Receivables from agencies, investors and prior servicers, net of $7 purchase discount	111	103
Reserves	(148)	(137)
Total advances and other receivables, net	$933	$1,019

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended March 31,
Reserves for Advances and Other Receivables	2023	2022
Balance - beginning of period	$137	$167
Provision and other additions(1)	16	16
Write-offs	(5)	(31)
Balance - end of period	$148	$152

(1)The Company recorded a provision of $9 and $6 through the MTM adjustments in “revenues - service related, net”, in the condensed consolidated statements of operations during the three months ended March 31, 2023 and 2022, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended March 31,
	2023		2022
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$12	$7	$19	$12
Utilization of purchase discounts	(3)	—	(3)	(4)
Balance - end of period	$9	$7	$16	$8

Credit Loss for Advances and Other Receivables
During the three months ended March 31, 2023 and 2022, the Company increased the current expected credit loss (“CECL”) reserve by $2 and $4, respectively. In addition, the Company wrote off $5 of the CECL reserve during the three months ended March 31, 2022. As of March 31, 2023, the total CECL reserve was $38, of which $31 and $7 were recorded in reserves and purchase discount for advances and other receivables, respectively. As of March 31, 2022, the total CECL reserve was $30, of which $22 and $8 were recorded in reserves and purchase discount for advances and other receivables, respectively.

The Company determined that the credit-related risk associated with applicable financial instruments typically increases with the passage of time. The CECL reserve methodology considers these financial instruments collectible to a point in time of 39 months. Any projected remaining balance at the end of the collection period is considered a loss and factors into the overall CECL loss rate required.

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	March 31, 2023	December 31, 2022
Mortgage loans held for sale – UPB	$959	$921
Mark-to-market adjustment(1)	(22)	(28)
Total mortgage loans held for sale	$937	$893

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in “revenues - net gain on mortgage loans held for sale” in the condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Three Months Ended March 31,
Mortgage Loans Held for Sale	2023	2022
Balance - beginning of period	$893	$4,381
Loans sold and loan payments received	(2,940)	(14,527)
Mortgage loans originated and purchased, net of fees	2,760	11,598
Repurchase of loans out of Ginnie Mae securitizations(1)	222	2,249
Net change in unrealized gain (loss) on retained loans held for sale	9	(109)
Net transfers of mortgage loans held for sale(2)	(7)	1
Balance - end of period	$937	$3,593

(1)The Company has the optional right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased in connection with loan modifications and loan resolution activity, with the intent to re-pool into new Ginnie Mae securitizations upon re-performance of the loan or to otherwise sell to third-party investors. Therefore, these loans are classified as held for sale.
(2)Amounts reflect transfers to other assets for loans transitioning into REO status and transfers to advances and other receivables, net, for claims made on certain government insurance mortgage loans. Transfers out are net of transfers in upon receipt of proceeds from an REO sale or claim filing.

For the three months ended March 31, 2023 and 2022, the Company received proceeds of $2,931 and $14,472, on the sale of mortgage loans held for sale, resulting in a loss of $9 and $55, respectively.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	March 31, 2023		December 31, 2022
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$100	$86	$102	$87

(1)Non-accrual UPB includes $85 and $90 of UPB related to Ginnie Mae repurchased loans as of March 31, 2023 and December 31, 2022, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $58 and $65 as of March 31, 2023 and December 31, 2022, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $1,889 and $1,865 as of March 31, 2023 and December 31, 2022, respectively, which are included in both “other assets” and “payables and other liabilities” in the condensed consolidated balance sheets. Loans subject to repurchase from Ginnie Mae as of March 31, 2023 and December 31, 2022 included $1,649 and $1,661, respectively, of loans in forbearance related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), respectively, whereby no payments have been received from borrowers for greater than 90 days.

7. Goodwill and Intangible Assets

The Company had goodwill of $120 as of March 31, 2023 and December 31, 2022, and intangible assets of $6 and $8 as of March 31, 2023 and December 31, 2022, respectively. Goodwill and intangible assets are included in “other assets” within the condensed consolidated balance sheets.

8. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to interest rate risks related to mortgage loans held for sale and IRLCs (“the pipeline”) and the MSR portfolio. The Company economically hedges the pipeline separately from the MSR portfolio primarily using third-party derivative instruments. Such derivative instruments utilized by the Company include IRLCs, LPCs, forward MBS, Treasury futures and Swap futures. The changes in value on the derivative instruments associated with pipeline hedging are recorded in earnings as a component of “revenues - net gain on mortgage loans held for sale” on the condensed consolidated statements of operations and condensed consolidated statement of cash flows, while changes in the value of derivative instruments associated with the MSR portfolio fair value are recorded in “revenues - service related, net” on the condensed consolidated statements of operations and in “(gain) loss on MSR hedging activities” on the condensed consolidated statements of cash flows.

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments. Gains/(losses) include both realized and unrealized gains/(losses) of each derivative financial instrument.

		March 31, 2023		Three Months Ended March 31, 2023
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2023	$399	$12	$2
Derivative financial instruments
IRLCs	2023	$940	$33	$11
LPCs	2023	484	3	2
Forward MBS trades	2023	1,056	18	35
Treasury futures	2023	2,445	71	71
Total derivative financial instruments - assets		$4,925	$125	$119
Liabilities
Derivative financial instruments
IRLCs	2023	$25	$—	$—
LPCs	2023	85	—	1
Forward MBS trades	2023	1,439	10	(47)
Treasury futures	2023	193	1	(23)
Total derivative financial instruments - liabilities		$1,742	$11	$(69)

		March 31, 2022		Three Months Ended March 31, 2022
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2022	$543	$1	$(24)
Derivative financial instruments
IRLCs	2022	$3,122	$72	$(62)
LPCs	2022	203	2	(1)
Forward MBS trades	2022	4,658	79	224
Total derivative financial instruments - assets		$7,983	$153	$161
Liabilities
Derivative financial instruments
IRLCs	2022	$551	$5	$(5)
LPCs	2022	658	8	(6)
Forward MBS trades	2022	695	6	7
Treasury futures	2022	1,097	49	(111)
Total derivative financial instruments - liabilities		$3,001	$68	$(115)

As of March 31, 2023, the Company held $3 and $8 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2022 the Company held $49 and $1 in collateral deposits and collateral obligations on derivative instruments, respectively. Collateral deposits and collateral obligations are recorded in “other assets” and “payables and other liabilities”, respectively, in the Company’s condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

9. Indebtedness

Advance and Warehouse Facilities

				March 31, 2023		December 31, 2022
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$350 advance facility	October 2024	Servicing advance receivables	$350	$140	$179	$150	$189
$300 advance facility(1)	November 2024	Servicing advance receivables	300	298	406	308	410
$250 advance facility	January 2024	Servicing advance receivables	250	161	192	171	209
$75 advance facility	December 2023	Servicing advance receivables	75	43	65	40	45
Advance facilities principal amount				642	842	669	853

Warehouse Facilities
$1,500 Warehouse Facility	June 2023	Mortgage loans or MBS	1,500	189	247	206	272
$1,500 Warehouse Facility	June 2023	Mortgage loans or MBS	1,500	145	144	135	133
$750 Warehouse Facility	October 2023	Mortgage loans or MBS	750	135	140	202	209
$500 Warehouse Facility(2)	September 2024	Mortgage loans or MBS	500	9	11	14	17
$500 Warehouse Facility	June 2023	Mortgage loans or MBS	500	64	67	76	80
$500 Warehouse Facility	August 2023	Mortgage loans or MBS	500	76	78	31	32
$450 Warehouse Facility(3)	April 2024	Mortgage loans or MBS	450	—	—	—	—
$300 Warehouse Facility	August 2023	Mortgage loans or MBS	300	161	165	115	117
$250 Warehouse Facility(4)	April 2023	Mortgage loans or MBS	250	—	—	—	—
$200 Warehouse Facility	May 2023	Mortgage loans or MBS	200	18	27	19	28
$200 Warehouse Facility	June 2023	Mortgage loans or MBS	200	50	51	18	21
$75 Warehouse Facility	December 2023	Mortgage loans or MBS	75	18	18	1	1
Warehouse facilities principal amount				865	948	817	910

MSR Facilities
$1,450 warehouse facility(1)	November 2024	MSR	1,450	300	2,162	260	2,284
$600 warehouse facility	April 2025	MSR	600	400	977	380	927
$500 warehouse facility(2)	September 2024	MSR	500	390	1,153	380	1,482
$500 warehouse facility	June 2024	MSR	500	325	774	365	732
$50 warehouse facility	November 2023	MSR	50	25	71	25	74
MSR facilities principal amount				1,440	5,137	1,410	5,499

Advance, warehouse and MSR facilities principal amount				2,947	$6,927	2,896	$7,262
Unamortized debt issuance costs				(13)		(11)
Advance and warehouse facilities, net				$2,934		$2,885

(1)Total capacity for this facility is $1,750, of which $300 is internally allocated for advance financing and $1,450 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations.
(2)The capacity amount for this facility is $1,000, of which $500 is a sublimit for MSR financing.
(3)The capacity decreased in April 2023 to $100.
(4)The facility was terminated in April 2023.

In April 2023, the Company increased capacity on MSR facilities by $1,150. See further discussion in Liquidity and Capital Resources section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The weighted average interest rate for advance facilities was 7.2% and 2.4% for the three months ended March 31, 2023 and 2022, respectively. The weighted average interest rate for warehouse and MSR facilities was 7.0% and 2.1% for three months ended March 31, 2023 and 2022, respectively.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	March 31, 2023	December 31, 2022
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	$850	$850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
Unsecured senior notes principal amount	2,700	2,700
Unamortized debt issuance costs	(25)	(27)
Unsecured senior notes, net	$2,675	$2,673

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the three months ended March 31, 2023 and 2022.

As of March 31, 2023, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2023 through 2026	$—
2027	600
Thereafter	2,100
Total unsecured senior notes principal amount	$2,700

Interest Expense
Interest expense primarily includes interest incurred on advance and warehouse facilities, unsecured senior notes, excess spread financing and compensating bank balances, as well as bank fees. The Company incurred interest expense related to advance and warehouse facilities, unsecured senior notes and excess spread financing of $99 and $86 for the three months ended March 31, 2023 and 2022, respectively.

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of March 31, 2023.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	March 31, 2023	December 31, 2022
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$70	$78
Advances and other receivables, net	371	398
Total assets	$441	$476

Liabilities
Advance facilities, net(1)	$300	$321
Payables and other liabilities	—	1
Total liabilities	$300	$322

(1)Refer to advance facilities in Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	March 31, 2023	December 31, 2022
Total collateral balances - UPB	$951	$976
Total certificate balances	$930	$949

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2023 and December 31, 2022. Therefore, it does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	March 31, 2023	December 31, 2022
Unconsolidated securitization trusts	$108	$119

11. Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the sum of the weighted average number of shares of common stock and any dilutive securities outstanding during the period. The Company’s potentially dilutive securities are share-based awards. The Company applies the treasury stock method to determine the dilutive weighted average number of shares of common stock outstanding based on the outstanding share-based awards. As of March 31, 2023 and December 31, 2022, the Company had 10 million preferred shares authorized at $0.00001, with zero shares issued and outstanding and aggregate liquidation preference of zero dollars.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Three Months Ended March 31,
Computation of Earnings Per Share	2023	2022
Net income	$37	$658

Weighted average shares of common stock outstanding (in thousands):
Basic	69,008	73,864
Dilutive effect of stock awards	1,471	2,704
Diluted	70,479	76,568

Earnings per common share
Basic	$0.54	$8.91
Diluted	$0.52	$8.59

12. Income Taxes

For the three months ended March 31, 2023 and 2022, the effective tax rate for operations was (5.6)% and 24.0%, respectively, which differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation. The effective tax rate decreased during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the impact of quarterly discrete tax items relative to the income before taxes for the respective periods, including the excess tax benefit from stock-based compensation.

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

There have been no significant changes to the valuation techniques and inputs used by the Company in estimating fair values of Level 2 and Level 3 assets and liabilities as disclosed in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2022.

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$937	$—	$866	$71
Mortgage servicing rights	6,566	—	—	6,566
Equity investments	44	2	—	42
Derivative financial instruments
IRLCs	33	—	—	33
LPCs	3	—	—	3
Forward MBS trades	18	—	18	—
Treasury futures	71	—	71	—

Liabilities
Derivative financial instruments
Forward MBS trades	10	—	10	—
Treasury futures	1	—	1	—
Mortgage servicing rights financing	21	—	—	21
Excess spread financing	491	—	—	491

	December 31, 2022
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$893	$—	$819	$74
Mortgage servicing rights	6,654	—	—	6,654
Equity investments	47	2	—	45
Derivative financial instruments
IRLCs	22	—	—	22
Forward MBS trades	8	—	8	—
LPCs	1	—	—	1

Liabilities
Derivative financial instruments
Forward MBS trades	9	—	9	—
LPCs	1	—	—	1
Treasury futures	14	—	14	—
Mortgage servicing rights financing	19	—	—	19
Excess spread financing	509	—	—	509

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2023
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$6,654	$74	$45	$22	$509	$19
Changes in fair value included in earnings	(230)	1	(3)	11	4	2
Purchases/additions (1)	102	28	—	—	—	—
Issuances	54	—	—	—	—	—
Sales/dispositions (2)	(15)	(31)	—	—	—	—
Repayments	—	(1)	—	—	(4)	—
Settlements	—	—	—	—	(18)	—
Other changes	1	—	—	—	—	—
Balance - end of period	$6,566	$71	$42	$33	$491	$21

	Three Months Ended March 31, 2022
	Assets			Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$4,223	$54	$134	$768	$10
Changes in fair value included in earnings	563	—	(62)	79	20
Purchases	1,015	—	—	—	—
Issuances	200	—	—	—	—
Sales	(4)	—	—	—	—
Settlements	—	—	—	(32)	—
Other changes	9	—	—	—	—
Balance - end of period	$6,006	$54	$72	$815	$30

(1)Additions for mortgages loans held for sale include loans that are purchased or transferred in.
(2)Dispositions for mortgage loans held for sales include loans that are sold or transferred out.

The Company had immaterial LPCs assets and liabilities as of March 31, 2023 and March 31, 2022. No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the three months ended March 31, 2023 and 2022.

The table below presents the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

	March 31, 2023			December 31, 2022
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSR(1)
Discount rate	10.3%	13.6%	11.4%	10.4%	13.7%	11.4%
Prepayment speed	6.3%	13.2%	7.5%	6.3%	12.2%	7.2%
Cost to service per loan(2)	$56	$161	$85	$54	$155	$80
Average life(3)			8.1 years			8.1 years

Mortgage loans held for sale
Market pricing	45.0%	103.6%	77.7%	37.3%	114.7%	77.4%

IRLCs
Value of servicing (reflected as a percentage of loan commitment)	—%	3.8%	2.1%	(0.6)%	3.9%	2.3%

Excess spread financing(1)
Discount rate	9.9%	13.7%	11.2%	10.0%	13.8%	11.3%
Prepayment speed	7.4%	14.1%	9.6%	6.9%	13.3%	9.2%
Average life(3)			6.5 years			6.6 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	5.2%	8.5%	6.8%	5.2%	8.6%	7.1%
Annual advance recovery rates	15.9%	20.7%	17.5%	15.9%	20.6%	17.3%

(1)The inputs are weighted by investor.
(2)Presented in whole dollar amounts.
(3)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	March 31, 2023
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$534	$534	$—	$—
Restricted cash	133	133	—	—
Advances and other receivables, net	933	—	—	933
Loans subject to repurchase from Ginnie Mae	1,889	—	1,889	—
Financial liabilities
Unsecured senior notes, net	2,675	—	2,243	—
Advance and warehouse facilities, net	2,934	—	2,947	—
Liability for loans subject to repurchase from Ginnie Mae	1,889	—	1,889	—

	December 31, 2022
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$527	$527	$—	$—
Restricted cash	175	175	—	—
Advances and other receivables, net	1,019	—	—	1,019
Loans subject to repurchase from Ginnie Mae	1,865	—	1,865	—
Financial liabilities
Unsecured senior notes, net	2,673	—	2,209	—
Advance and warehouse facilities, net	2,885	—	2,896	—
Liability for loans subject to repurchase from Ginnie Mae	1,865	—	1,865	—

14. Capital Requirements

Certain of the Company’s secondary market investors require minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of March 31, 2023, the Company was in compliance with its selling and servicing capital requirements.

15. Commitments and Contingencies

Litigation and Regulatory
The Company and its subsidiaries are routinely and currently involved in a number of legal proceedings, including, but not limited to, judicial, arbitration, regulatory and governmental proceedings related to matters that arise in connection with the conduct of the Company’s business. While it is not possible to predict the outcome of any of these matters, based on the Company’s assessment of the facts and circumstances, it does not believe any of these matters, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations, or cash flows in a future period.

The Company will continue to monitor legal matters for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expenses for the Company include legal settlements and the fees paid to external legal service providers and are included in general and administrative expenses on the condensed consolidated statements of operations. During the three months ended March 31, 2023 and 2022, the Company recorded $9 of legal-related expenses and $2 of legal-related recoveries, net of legal-related expenses, respectively. Management currently believes the aggregate range of reasonably possible loss is $2 to $5 in excess of the accrued liability (if any) related to those matters as of March 31, 2023. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate.

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. As of March 31, 2023, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

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

16. Segment Information

The Company’s segments reflect the internal reporting the chief operating decision maker uses to evaluate operating performance and are based upon the Company’s organizational structure, which focuses primarily on the services offered. A brief description of our current business segments is as follows:

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

Corporate/Other: Functional expenses are allocated to individual segments based on the actual cost of services performed, direct resource utilization, or headcount percentage for shared services. During the fourth quarter of 2022, the Company began allocating shared services based on headcount instead of an estimate of percentage use as it changed its segment measures provided to and used by the chief operating decision maker. As a result, all costs for shared services are allocated to individual segments based on headcount. The Company restated segment information for the historical periods presented herein to reflect the allocation method change and to conform to the current presentation. The change affects total expenses for Servicing and Originations segments and Corporate/Other, but had no effect on condensed consolidated statements of operations. Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to the Company’s operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties. Eliminations are included in Corporate/Other.

On March 31, 2022, the Company completed the sale of its Mortgage Servicing Platform to Sagent and recorded a gain of $223, which was included in “other income, net” within the condensed statements of operations and reported under Corporate/Other. Refer to Note 2, Dispositions for further details.

The following tables present financial information by segment:

	Three Months Ended March 31, 2023
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$231	$11	$19	$261
Net gain on mortgage loans held for sale	—	69	—	69
Total revenues	231	80	19	330
Total expenses	153	56	52	261
Interest income	79	6	—	85
Interest expense	(63)	(7)	(40)	(110)
Other expense, net	—	—	(9)	(9)
Total other income (expenses), net	16	(1)	(49)	(34)
Income (loss) before income tax expense (benefit)	$94	$23	$(82)	$35
Depreciation and amortization for property and equipment and intangible assets	$2	$2	$5	$9
Total assets	$10,050	$760	$1,847	$12,657

	Three Months Ended March 31, 2022
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$701	$42	$12	$755
Net gain on mortgage loans held for sale	15	282	—	297
Total revenues	716	324	12	1,052
Total expenses	122	174	42	338
Interest income	19	17	—	36
Interest expense	(54)	(12)	(40)	(106)
Other income, net	—	—	222	222
Total other (expenses) income, net	(35)	5	182	152
Income before income tax expense	$559	$155	$152	$866
Depreciation and amortization for property and equipment and intangible assets	$5	$4	$2	$11
Total assets	$9,825	$2,666	$1,999	$14,490

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, core initiatives, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. When used in this discussion, the words “anticipate,” “appears,” “believe,” “foresee,” “intend,” “should,” “expect,” “estimate,” “project,” “plan,” “may,” “could,” “will,” “are likely,” and similar expressions are intended to identify forward-looking statements. These statements involve predictions of our future financial condition, performance, plans and strategies and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances, and we are under no obligation to, and express disclaim any obligation, to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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
•our ability to prevent cyber intrusions and mitigate cyber risks; and
•our ability to maintain our various licenses and other regulatory approvals.

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements, or our objectives and plans will be achieved. Please refer to Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022 for further information on these and other risk factors affecting us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. The following discussion contains, in addition to the historical information, forward-looking statements that include risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated by such statements.

Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

We have provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, at the end of the MD&A section.

Overview

We are a leading servicer of residential mortgage loans. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $853 billion as of March 31, 2023. We believe this track record reflects our strong operating capabilities, which include a low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

Our strategy is to position the Company for sustainable long-term growth, drive improved efficiency and profitability, and generate a return on tangible equity of 12% or higher. Key strategic priorities include the following:

•Strengthen our balance sheet by building capital and liquidity, and managing interest rate and other forms of risk;
•Improve efficiency by driving continuous improvement in unit costs for our Servicing and Originations segments, as well as by taking corporate actions to eliminate costs throughout the organization;
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

Anticipated Trends

In the first quarter of 2023, our servicing portfolio was down slightly from the fourth quarter of 2022 due to timing, but we expect continued portfolio growth in 2023, as we have successfully bid on $57 billion UPB in MSR acquisitions during the quarter with expected boarding during the second and third quarters of 2023. Additionally, in connection with a pending acquisition in April 2023, we agreed to take on a special servicing platform, which includes approximately $37 billion UPB in subservicing contracts. Overall, we expect to generate strong earnings with servicing portfolio growth being the primary driver during 2023. In April 2023, the Company increased capacity on our MSR facilities by $1,150. See further discussion in Liquidity and Capital Resources section.

In the first quarter of 2023, our Originations segment generated pretax income of $23 on funded volume of $2,739. For 2023, we expect Originations to operate at consistent profitable levels considering the high levels of interest rates volatility.

While the recent inflation rate increase appears to have subsided, the inflation rate remains relatively high. Inflationary pressures may limit a borrower’s disposable income, which can decrease a borrowers’ ability to enter into mortgage transactions. Inflationary pressures, along with supply chain disruptions, may also increase our operating costs. However, historically changes in interest rates have a greater impact on our financial results than changes in inflation. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or extent as the inflation rate.

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended March 31,
	2023	2022	Change
Revenues - operational(1)	$391	$499	$(108)
Revenues - mark-to-market	(61)	553	(614)
Total revenues	330	1,052	(722)
Total expenses	261	338	(77)
Total other (expenses) income, net	(34)	152	(186)
Income before income tax (benefit) expense	35	866	(831)
Less: Income tax (benefit) expense	(2)	208	(210)
Net income	$37	$658	$(621)

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

Income before income tax (benefit) expense decreased during the three months ended March 31, 2023 as compared to 2022 primarily due to a decrease in total revenues, partially offset by lower total expenses. The decrease in total revenues was primarily attributable to a decline in revenues from our Servicing segment due to the change in MSR MTM and excess spread and financing MTM due to an increase in prepayment speeds during the three months ended March 31, 2023 driven by a decrease in mortgage rates compared to decrease in prepayment speeds in 2022 for the comparative period driven by an increase in mortgage rates. The decrease in total expenses was primarily driven by lower salaries, wages and benefits in our Originations segment due to lower headcount in both the direct-to-consumer and correspondent channels as a result of reducing headcount commensurate with lower origination volumes. The change in total other (expenses) income, net during the three months ended March 31, 2023 as compared to 2022 was primarily due to a $223 gain recorded in 2022 upon completion of the Sagent Transaction. See further discussions in Note 2, Dispositions, in the Notes to the Condensed Consolidated Financial Statements and in the Segment Results section of the MD&A.

The effective tax rate during the three months ended March 31, 2023 was (5.6)% as compared to 24.0% in 2022. The change in effective tax rate is primarily attributable to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from stock-based compensation.

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

Servicing Segment

The Servicing segment’s strategy is to generate income by growing the portfolio and maximizing the servicing margin. We believe several competitive strengths have been critical to our long-term growth as a servicer and subservicer, including our low-cost platform that creates operating leverage, our skill in mitigating losses for investors and clients, our commitment to strong customer service, industry leading compliance management, our history of successfully boarding new loans, and the ability to retain existing customers by offering attractive refinance options. We believe that our operational capabilities are reflected in our strong servicer ratings and recent agency recognition.

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

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended March 31,
	2023		2022		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$407	19	$365	19	$42	—
Amortization, net of accretion	(115)	(5)	(202)	(11)	87	6
Mark-to-market adjustments - Servicing	(61)	(3)	553	30	(614)	(33)
Total revenues	231	11	716	38	(485)	(27)
Expenses
Salaries, wages and benefits	82	4	75	4	7	—
General and administrative
Servicing support fees	16	1	11	1	5	—
Corporate and other general and administrative expenses	42	2	25	1	17	1
Foreclosure and other liquidation related expenses, net	11	—	6	—	5	—
Depreciation and amortization	2	—	5	—	(3)	—
Total general and administrative expenses	71	3	47	2	24	1
Total expenses	153	7	122	6	31	1
Other income (expense)
Interest income	79	4	19	1	60	3

Advance interest expense	(14)	(1)	(6)	—	(8)	(1)
Other interest expense	(49)	(2)	(48)	(3)	(1)	1
Interest expense	(63)	(3)	(54)	(3)	(9)	—
Total other income (expense), net	16	1	(35)	(2)	51	3
Income before income tax expense	$94	5	$559	30	$(465)	(25)

Weighted average cost - advance and MSR facilities	7.4%		2.9%		4.5%
Weighted average cost - excess spread financing	8.7%		9.0%		(0.3)%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 4. Servicing - Revenues

	Three Months Ended March 31,
	2023		2022		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$327	15	$272	15	$55	—
Modification fees(2)	3	—	5	—	(2)	—
Late payment fees(2)	16	1	15	1	1	—
Other ancillary revenues(2)	10	—	42	2	(32)	(2)
Total MSR operational revenue	356	16	334	18	22	(2)
Subservicing-related revenue(2)	69	3	69	3	—	—
Total servicing fee revenue	425	19	403	21	22	(2)
MSR financing liability costs	(8)	—	(5)	—	(3)	—
Excess spread payments and portfolio runoff	(10)	—	(33)	(2)	23	2
Total operational revenue	407	19	365	19	42	—
Amortization, Net of Accretion
MSR amortization	(125)	(5)	(235)	(13)	110	8
Excess spread accretion	10	—	33	2	(23)	(2)
Total amortization, net of accretion	(115)	(5)	(202)	(11)	87	6
Mark-to-Market Adjustments - Servicing
MSR MTM	(105)	(5)	798	43	(903)	(48)
MTM adjustments(3)(4)	50	2	(146)	(8)	196	10
Excess spread / financing MTM	(6)	—	(99)	(5)	93	5
Total MTM adjustments - Servicing	(61)	(3)	553	30	(614)	(33)
Total revenues - Servicing	$231	11	$716	38	$(485)	(27)

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as subservicing-related revenue.
(3)MTM adjustments include the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio. The impact of negative modeled cash flows was $9 and $6 during the three months ended March 31, 2023 and 2022, respectively.
(4)MTM adjustments also include a gain of $59 and loss of $140 from MSR hedging activities during the three months ended March 31, 2023 and 2022, respectively.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Operational revenue increased during the three months ended March 31, 2023 as compared to 2022 primarily due to an increase in base servicing fees as a result of a larger servicing UPB portfolio in 2023, partially offset by a decrease in other ancillary revenue as a result of greater early payoff and default fees from acquisitions in 2022, and higher early-buyout and re-delivery volume in 2022.

MSR amortization decreased during the three months ended March 31, 2023 as compared to 2022, primarily due to lower prepayments driven by higher mortgage rates in 2023, partially offset by a higher average MSR UPB and higher average MSR fair value.

The change in MSR MTM during the three months ended March 31, 2023 compared to 2022, was primarily driven by decrease in mortgage rates in 2023 compared to an increase in mortgage rates in 2022 for the same period, which increased prepayment speeds and resulted in a decrease in fair value of the MSR.

Subservicing - There were no material changes for Subservicing fees during the three months ended March 31, 2023 as compared to 2022.

Servicing Segment Expenses
Total expenses increased during the three months ended March 31, 2023 as compared to 2022, primarily driven by an increase in corporate and other general and administrative expenses and salaries, wages and benefits. Corporate and other general and administrative expenses increased as compared to the same period in 2022 as a result of increased general and administrative expenses primarily due to growth in our servicing portfolio and an increase in allocated cost in 2023 primarily due to a higher percentage of total headcount in Servicing following the workforce reduction in the Originations segment in 2022. The increase in salaries, wages and benefits was primarily driven by higher headcount due to growth of our servicing portfolio.

Servicing Segment Other Income (Expenses), net
Total other income (expenses), net changed during the three months ended March 31, 2023 as compared to 2022, primarily due to higher interest income earned on custodial balances attributable to higher interest rates, partially offset by higher interest expense from MSR and advance financing.

Table 5. Servicing Portfolio - Unpaid Principal Balances

					Three Months Ended March 31,
					2023	2022
Average UPB
MSRs					$412,777	$356,092
Subservicing and other(1)					447,841	393,120
Total average UPB					$860,618	$749,212

	March 31, 2023			March 31, 2022
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs
Agency	$382,368	$6,258	164	$377,225	$5,635	149
Non-agency	30,070	308	102	34,615	371	107
Total MSRs	412,438	6,566	159	411,840	6,006	146

Subservicing and other(1)
Agency	419,399	N/A		372,080	N/A
Non-agency	20,712	N/A		11,879	N/A
Total subservicing and other	440,111	N/A		383,959	N/A

Total ending balance	$852,549	$6,566		$795,799	$6,006

MSRs UPB Encumbrance					March 31, 2023	March 31, 2022
MSRs - unencumbered					$331,323	$291,167
MSRs - encumbered(2)					81,115	120,673
MSRs UPB					$412,438	$411,840

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights. Our subservicing and other portfolio UPB increased in 2023 primarily due to acquisitions, where we assumed subservicing contracts, and portfolio growth from our subservicing clients.
(2)The encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability. The decrease in encumbered MSRs as of March 31, 2023 is primarily due to the fact that in June 2022, we entered into an assignment agreement with an investor to repurchase excess spread liabilities for a total purchase price of $277.

The following tables provide a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$411,382	$459,053	$870,435	$339,208	$370,520	$709,728
Additions:
Originations	2,731	—	2,731	10,610	—	10,610
Acquisitions / Increase in subservicing(1)	8,045	21,097	29,142	79,386	36,471	115,857
Deductions:
Dispositions	(985)	(32,222)	(33,207)	(19)	(4,988)	(5,007)
Principal reductions and other	(4,086)	(3,846)	(7,932)	(3,567)	(3,368)	(6,935)
Voluntary reductions(2)	(4,270)	(3,802)	(8,072)	(13,606)	(14,656)	(28,262)
Involuntary reductions(3)	(338)	(169)	(507)	(105)	(20)	(125)
Net changes in loans serviced by others	(41)	—	(41)	(67)	—	(67)
Balance - end of period	$412,438	$440,111	$852,549	$411,840	$383,959	$795,799

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio(1)

	March 31, 2023	March 31, 2022
Loan count(2)	4,078,443	3,873,434
Average loan amount(3)	$209,042	$205,452
Average coupon - agency	3.6%	3.5%
Average coupon - non-agency	4.7%	4.3%
60+ delinquent (% of loans)(4)	2.4%	2.5%
90+ delinquent (% of loans)(4)	2.1%	2.2%
120+ delinquent (% of loans)(4)	1.9%	2.0%

	Three Months Ended March 31,
	2023	2022
Total prepayment speed (12-month constant prepayment rate)	4.1%	14.8%

(1)Characteristics and key performance metrics of our servicing portfolio exclude UPB, and loan counts acquired but not yet boarded and currently serviced by others.
(2)As of March 31, 2023 and 2022, loan count includes 32,212 and 46,444 loans in forbearance related to the CARES Act, respectively.
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

Table 8. MSRs Loan Modifications and Workout Units

	Three Months Ended March 31,
	2023	2022	Change
Modifications(1)	5,264	18,417	(13,153)
Workouts(2)	11,089	14,081	(2,992)
Total modifications and workout units	16,353	32,498	(16,145)

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

Total modifications during the three months ended March 31, 2023 decreased compared to 2022 primarily due to a decrease in modifications related to loans impacted by the COVID-19 pandemic. Total workouts during the three months ended March 31, 2023 decreased compared to 2022 primarily due to a decrease in customers who were exiting forbearance plans, as there were fewer customers in forbearance.

Servicing Portfolio and Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Three Months Ended March 31,
	2023	2022
Fair value - beginning of period	$6,654	$4,223
Additions:
Servicing retained from mortgage loans sold	54	200
Purchases of servicing rights	102	1,015
Dispositions:
Sales of servicing assets	(15)	(4)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR MTM):
Agency	(86)	776
Non-agency	(19)	22
Changes in valuation due to amortization:
Scheduled principal payments	(50)	(43)
Prepayments
Voluntary prepayments
Agency	(67)	(177)
Non-agency	(3)	(14)
Involuntary prepayments
Agency	(5)	(1)
Other changes(1)	1	9
Fair value - end of period	$6,566	$6,006

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of March 31, 2023 and December 31, 2022.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to prepayment speeds and discount rates. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of March 31, 2023 and December 31, 2022.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended March 31,
	2023	2022
Fair value - beginning of period	$509	$768
Additions:
New financings	—	—
Deductions:
Repayments	(4)	—
Settlements	(18)	(32)
Changes in fair value:
Agency	4	73
Non-agency	—	6
Fair value - end of period	$491	$815

Originations Segment

The strategy of our Originations segment is to originate or acquire new MSRs for our servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain our existing customers by providing them with attractive refinance and purchase options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring MSRs at a more attractive cost than would be the case in bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Our Originations segment is one way that we help underserved consumers access the financial markets. In the three months ended March 31, 2023, our total originations included loans for 2,009 customers with low FICOs (<660), 2,624 customers with income below the U.S. median household income, 2,487 first-time homebuyers, and 881 veterans. During this time period, we originated a total of 2,913 Ginnie Mae loans, which are designed for first-time homebuyers and low- and moderate-income borrowers, comprising $1 billion in total proceeds. Once these loans are originated, the underserved borrowers become our servicing customers.

The Originations segment includes two channels:

•Our direct-to-consumer (“DTC”) lending channel relies on our call centers, website and mobile apps, specially trained teams of licensed mortgage originators, predictive analytics and modeling utilizing proprietary data from our servicing portfolio to reach our existing customers who may benefit from a new mortgage. Depending on borrower eligibility, we will refinance existing loans into conventional, government or non-agency products. Through lead campaigns and direct marketing, the direct-to-consumer channel seeks to convert leads into loans and ultimately MSRs in a cost-efficient manner.

•Our correspondent lending channel facilitates the acquisition of MSRs through purchasing newly originated residential mortgage loans that have been underwritten to investor guidelines. This includes both conventional and government-insured loans that qualify for inclusion in securitizations that are guaranteed by the GSEs. Our correspondent lending channel enables us to replenish servicing portfolio run-off typically at a better rate of return than traditional bulk acquisitions.

The following tables set forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Three Months Ended March 31,
	2023	2022	Change
Revenues
Service related, net - Originations(1)	$11	$42	$(31)
Net gain on mortgage loans held for sale
Net gain on loans originated and sold(2)	18	119	(101)
Capitalized servicing rights(3)	51	163	(112)
Total net gain on mortgage loans held for sale	69	282	(213)
Total revenues	80	324	(244)
Expenses
Salaries, wages and benefits	34	121	(87)
General and administrative
Loan origination expenses	7	20	(13)
Corporate and other general administrative expenses	9	17	(8)
Marketing and professional service fees	4	12	(8)
Depreciation and amortization	2	4	(2)
Total general and administrative	22	53	(31)
Total expenses	56	174	(118)
Other income (expenses)
Interest income	6	17	(11)
Interest expense	(7)	(12)	5
Total other (expenses) income, net	(1)	5	(6)
Income before income tax expense	$23	$155	$(132)

Weighted average note rate - mortgage loans held for sale	6.1%	3.4%	2.7%
Weighted average cost of funds - warehouse facilities (excluding facility fees)	6.3%	1.9%	4.4%

(1)Service related, net - Originations refers to fees collected from customers for originated loans and from other lenders for loans purchased through the correspondent channel, and includes loan application, underwriting and other similar fees.
(2)Net gain on loans originated and sold (excluding capitalized servicing rights) represents the unrealized and realized gains and losses from the origination, purchase, and sale of loans as well as the unrealized and realized gains and losses from related derivative instruments. Gains from the origination and sale of loans are affected by the volume and margin of our originations activity which can vary based upon mortgage interest rates.
(3)Capitalized servicing rights represent the fair value attributed to mortgage servicing rights at the time in which they are retained in connection with the sale of loans during the period.

Table 12. Originations - Key Metrics

	Three Months Ended March 31,
	2023	2022	Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$1,457	$6,746	$(5,289)
Other locked pull through adjusted volume(1)	1,588	3,586	(1,998)
Total pull through adjusted lock volume	$3,045	$10,332	$(7,287)
Funded volume(2)	$2,739	$11,573	$(8,834)
Volume of loans sold	$2,872	$13,690	$(10,818)
Recapture percentage(3)	24.3%	37.4%	(13.1)%
Refinance recapture percentage(4)	75.8%	50.3%	25.5%
Purchase as a percentage of funded volume	52.4%	22.7%	29.7%
Value of capitalized servicing on retained settlements	214 bps	167 bps	47 bps

Originations Margin
Revenue	$80	$324	$(244)
Pull through adjusted lock volume	$3,045	$10,332	$(7,287)
Revenue as a percentage of pull through adjusted lock volume(5)	2.63%	3.14%	(0.51)%

Expenses(6)	$57	$169	$(112)
Funded volume	$2,739	$11,573	$(8,834)
Expenses as a percentage of funded volume(7)	2.08%	1.46%	0.62%

Originations Margin	0.55%	1.68%	(1.13)%

(1)Pull through adjusted volume represents the expected funding from locks taken during the period.
(2)Funded volume for the period could include pull through adjusted lock volume from prior periods.
(3)Recapture percentage includes new loan originations for both purchase and refinance transactions where borrower retention and/or property retention occur as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
(4)Refinance recapture percentage includes new loan originations for refinance transactions where borrower retention and property retention occurs as a result of a loan payoff from our servicing portfolio. Excludes loans we are contractually unable to solicit.
(5)Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(6)Expenses include total expenses and total other income (expenses), net.
(7)Calculated on funded volume as expenses are incurred based on closing of the loan.

Originations Segment Revenues
Total revenues decreased during the three months ended March 31, 2023 compared to 2022 primarily driven by lower originations volume in 2023 that resulted in a decrease in capitalized servicing rights and a decline in net gain on loans originated and sold.

Originations Segment Expenses
Total expenses during the three months ended March 31, 2023 decreased when compared to 2022 primarily due to a decline in salaries, wages and benefits expense, and loan origination expenses. Salaries, wages and benefits expense declined in 2023 primarily due to decreased headcount and lower originations volumes in both the direct-to-consumer and correspondent channels. Loan origination expenses declined in 2023 primarily due to cost reduction initiatives in connection with decreased origination volumes.

Originations Segment Other (Expenses) Income, Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. Due to decreased originations volume, both interest income and interest expense declined, partially offset by higher interest rates, resulting in immaterial changes for total other (expenses) income, net, during the three months ended March 31, 2023 as compared to 2022.

Originations Margin
The Originations Margin for the three months ended March 31, 2023 decreased as compared to 2022 primarily due to a higher ratio of expenses as a percentage of funded volume driven by lower funded volume due to higher mortgage rates in 2023 and lower revenue as a percentage of pull through adjusted lock volume driven by lower margins from a shift in channel mix from direct-to-consumer to correspondent. Direct-to-consumer channel mix was 48% and 65% for the three months ended March 31, 2023, and 2022, respectively.

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

The following table set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Three Months Ended March 31,
	2023	2022	Change
Corporate/Other - Operations
Total revenues	$19	$12	$7
Total expenses	52	42	10
Interest expense	40	40	—
Other (expense) income, net	(9)	222	(231)

Key Metrics
Average exchange inventory under management	25,631	14,170	11,461

Total revenues increased during the three months ended March 31, 2023 as compared to 2022 primarily due to transition services provided to Sagent after the sale of servicing platform to Sagent, which began in the second quarter of 2022. Total expenses increased in 2023 primarily due to an increase in allocated costs in 2023, driven by higher percentage of total headcount in Corporate/Other in 2023 following the workforce reduction in the Originations segment in 2022.

The change in other (expense) income, net, in the three months ended March 31, 2023 as compared to 2022 was primarily due to a gain of $223 that was recorded in the first quarter of 2022 upon completion of the Sagent Transaction.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of collateralized borrowing capacity on our MSR and other debt facilities. We held cash and cash equivalents on hand of $534 as of March 31, 2023 compared to $527 as of December 31, 2022. During the three months ended March 31, 2023, we generated net cash of $160 from operating activities and bought back 2.1 million shares of our outstanding common stock for a total cost of $89 as part of our stock repurchase program. We have sufficient borrowing capacity to support our operations. As of March 31, 2023, total available borrowing capacity for advance, warehouse, and MSR facilities was $10,800, of which $1,586 was collateralized and immediately available to draw. During the three months ended March 31, 2023, we increased capacity on our MSR facilities by $400. Subsequent to quarter end, we finalized the following capacity changes for MSR facilities:

MSR Facilities	Maturity	Capacity as of March 31, 2023	New Capacity	$ Change
$600 warehouse facility	April 2025	$600	$1,000	$400
$500 warehouse facility	September 2024	500	750	250
$500 warehouse facility	April 2025	—	500	500
MSR facilities capacity amount		$1,100	$2,250	$1,150

In March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation (the “FDIC”), which created significant market disruption and uncertainty for businesses who bank with those institutions, and raised significant concern regarding the stability of the banking system in the United States, in particular with respect to regional banks. Our corporate cash accounts and Principal & Interest (P&I) accounts are held in money center and global investment banks and Tax & Insurance (T&I) accounts where the underlying borrowers are fully insured by the FDIC are held in insured deposit accounts at a mix of money center, global investments and regional banks.

We have increased the target hedge ratio on our MSR hedge position from 25% of the net duration risk in our MSR portfolio at year-end 2022 to a target of 75% as of March 31, 2023, with the goal of mitigating the risk to capital and tangible book value in a declining interest rate environment.

There have been no significant changes to our sources and uses of cash as disclosed in our Annual Reports on Form 10-K for the year ended December 31, 2022.

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Three Months Ended March 31,
	2023	2022	Change
Net cash attributable to:
Operating activities	$160	$926	$(766)
Investing activities	(107)	(964)	857
Financing activities	(88)	(294)	206
Net decrease in cash, cash equivalents, and restricted cash	$(35)	$(332)	$297

Operating activities
Cash generated from operating activities decreased to $160 during the three months ended March 31, 2023 from $926 in 2022. The decrease was primarily due to a decrease of $2,702 in cash generated from originations net sales activities driven by higher mortgage rates, partially offset by a decrease of $2,027 in cash used for the repurchase of loan assets out of Ginnie Mae securitizations.

Investing activities
Cash used in investing activities decreased to $107 during the three months ended March 31, 2023 from $964 in 2022. The decrease was primarily due to a decrease of $851 in cash used for the purchase of mortgage servicing rights in 2023.

Financing activities
Cash used in financing activities decreased to $88 during the three months ended March 31, 2023 from $294 in 2022. The decrease was primarily due to a net borrowing of $51 in 2023 compared to net repayment of $204 in 2022 on our advance and warehouse facilities, partially offset by an increase of $54 in cash used for the repurchase of common stock.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our operating subsidiary, Nationstar Mortgage LLC. As of March 31, 2023, we were in compliance with our required financial covenants.

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

As of March 31, 2023, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

In 2022, the FHFA and Ginnie Mae revised its Seller/Servicers and single-family issuers minimum financial eligibility requirements. All revisions are effective in 2023 or 2024, as summarized below. The Company is currently evaluating the impact of the revised requirements and does not anticipate the revised requirements to have significant impact on its ability to meet financial eligibility requirements.

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

Table 15. Debt

	March 31, 2023	December 31, 2022
Advance facilities principal amount	$642	$669
Warehouse facilities principal amount	865	817
MSR facilities principal amount	1,440	1,410
Unsecured senior notes principal amount	2,700	2,700

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of March 31, 2023, we had a total borrowing capacity of $975, of which we could borrow an additional $333.

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. Our MSR facilities provide financing for our servicing portfolio and investments. As of March 31, 2023, we had a total borrowing capacity of $6,725 and $3,100 for warehouse and MSR facilities, of which we could borrow an additional $5,860 and $1,660, respectively.

Unsecured Senior Notes
In 2020 and 2021, we completed offerings of unsecured senior notes with maturity dates ranging from 2027 to 2031. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.125% to 6.000%. For more information regarding our indebtedness, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations
As of March 31, 2023, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our condensed consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our condensed consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs primarily include (i) the valuation of MSRs, and (ii) the valuation of excess spread financing. For further information on our critical accounting policies and estimates, please refer to the Company’s Annual Reports on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates since December 31, 2022.

Other Matters

Recent Accounting Developments

Below lists recently issued accounting pronouncements applicable to us but not yet adopted.

Accounting Standards Update 2020-04, 2021-01 and 2022-06, collectively implemented as Accounting Standards Codification Topic 848 (“ASC 848”), Reference Rate Reform provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedge accounting and other transactions affected by the transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London Inter-Bank Offered Rate (“LIBOR”). If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reasons, interest rates on our floating rate loans, obligation derivatives, and other financial instruments tied to LIBOR rates, may be affected and need renegotiation with its lenders. In January 2021, ASU 2021-01 was issued to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining alignment due to reference rate reform are in scope of ASC 848. In December 2022, ASU 2022-06 was issued to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The guidance was effective upon issuance and may be applied prospectively to contract modifications, existing hedging relationships and other impacted transactions through December 31, 2024. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. At present, the Company has limited exposure to LIBOR based index rates. Due to the short-term maturities of the Company’s advance and warehouse facilities, substantially all the Company’s facilities have matured and transitioned away from LIBOR to alternative reference rates in 2022 when renewed. In addition, our derivative financial instruments are not tied to LIBOR rates. The Company does not expect ASU 2020-04 and ASU 2021-01 to have material impact on our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the discussion included in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the types of market risks faced by us since December 31, 2022, except that we have increased the target hedge ratio on our MSR hedge position from 25% of the net duration risk in our MSR portfolio at year-end 2022 to a target of 75% as of March 31, 2023, with the goal of mitigating the risk to capital and tangible book value in a declining interest rate environment.

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

We used March 31, 2023 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2023 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 16. Change in Fair Value

	March 31, 2023
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(148)	$139
Mortgage loans held for sale at fair value	3	(4)
Derivative financial instruments:
Interest rate lock commitments	6	(8)
Forward MBS trades	8	(8)
Treasury futures	43	(42)
Total change in assets	(88)	77
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(2)	2
Excess spread financing at fair value	(3)	3
Derivative financial instruments:
Interest rate lock commitments	(1)	1
Forward MBS trades	8	(10)
Total change in liabilities	2	(4)
Total, net change	$(90)	$81

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2023.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

The Company and its subsidiaries are routinely and currently involved in a number of legal proceedings, including, but not limited to, judicial, arbitration, regulatory and governmental proceedings related to matters that arise in connection with the conduct of the Company’s business. While it is not possible to predict the outcome of any of these matters, based on the Company’s assessment of the facts and circumstances, it does not believe any of these matters, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flows of the Company. See Note 15, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements within Part I, Item 1. Financial Statements, of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2021, our Board of Directors authorized a stock repurchase plan that allows the repurchase of up to $700 million of our outstanding common stock. In October 2022, our Board of Directors authorized the repurchase of an additional $200 million of our outstanding common stock. During the three months ended March 31, 2023, we repurchased shares of our common stock at a total cost of $89 million under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased (in thousands)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
January 2023	—	$—	—	$213
February 2023	534	$46.83	534	$188
March 2023	1,549	$41.58	1,549	$124
Total	2,083		2,083

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1
Amendment No. 3 dated as of March 30, 2023 to Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as initial lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent
X
10.2**	Offer Letter and Acceptance, dated January 9, 2023, by and between the Company and Carlos Pelayo					X
10.3**	Form of 2023 Performance Stock Unit Agreement					X
31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101.)					X

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

MR. COOPER GROUP INC.

April 26, 2023	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

April 26, 2023	/s/ Kurt Johnson
Date	Kurt Johnson Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)