Form 10-Q
period 2023-06-30
Mr. Cooper Group Inc.
filed 2023-07-26
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of July 20, 2023 was 66,848,546.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$517	$527
Restricted cash	170	175
Mortgage servicing rights at fair value	7,149	6,654
Advances and other receivables, net of reserves of $156 and $137, respectively	802	1,019
Mortgage loans held for sale at fair value	1,187	893
Property and equipment, net of accumulated depreciation of $141 and $122, respectively	61	65
Deferred tax assets, net	657	703
Other assets	2,601	2,740
Total assets	$13,144	$12,776

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$2,676	$2,673
Advance, warehouse and MSR facilities, net	3,512	2,885
Payables and other liabilities	2,395	2,633
MSR related liabilities - nonrecourse at fair value	482	528
Total liabilities	9,065	8,719
Commitments and contingencies (Note 15)
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,074	1,104
Retained earnings	3,981	3,802
Treasury shares at cost - 26.4 million and 24.0 million shares, respectively	(977)	(850)
Total stockholders’ equity	4,079	4,057
Total liabilities and stockholders’ equity	$13,144	$12,776

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Service related, net	$402	$460	$663	$1,215
Net gain on mortgage loans held for sale	84	139	153	436
Total revenues	486	599	816	1,651
Expenses:
Salaries, wages and benefits	156	203	304	431
General and administrative	122	125	235	235
Total expenses	278	328	539	666
Interest income	117	50	202	86
Interest expense	(122)	(111)	(232)	(217)
Other (expense) income, net	(5)	(5)	(14)	217
Total other (expense) income, net	(10)	(66)	(44)	86
Income before income tax expense	198	205	233	1,071
Less: Income tax expense	56	54	54	262
Net income	$142	$151	$179	$809

Earnings per share
Basic	$2.10	$2.08	$2.62	$11.04
Diluted	$2.07	$2.03	$2.57	$10.74

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2022	73,906	$1	$1,085	$3,537	$(647)	$3,976	$1	$3,977
Shares issued / (surrendered) under incentive compensation plan	6	—	—	—	—	—	—	—
Share-based compensation	—	—	9	—	—	9	—	9
Repurchase of common stock	(2,261)	—	—	—	(100)	(100)	—	(100)
Net income	—	—	—	151	—	151	—	151
Balance at June 30, 2022	71,651	$1	$1,094	$3,688	$(747)	$4,036	$1	$4,037

Balance at March 31, 2023	68,053	$1	$1,066	$3,839	$(920)	$3,986	$—	$3,986
Shares issued / (surrendered) under incentive compensation plan	7	—	—	—	—	—	—	—
Share-based compensation	—	—	8	—	—	8	—	8
Repurchase of common stock	(1,212)	—	—	—	(57)	(57)	—	(57)
Net income	—	—	—	142	—	142	—	142
Balance at June 30, 2023	66,848	$1	$1,074	$3,981	$(977)	$4,079	$—	$4,079

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2022	73,777	$1	$1,116	$2,879	$(630)	$3,366	$1	$3,367
Shares issued / (surrendered) under incentive compensation plan	856	—	(39)	—	18	(21)	—	(21)
Share-based compensation	—	—	17	—	—	17	—	17
Repurchase of common stock	(2,982)	—	—	—	(135)	(135)	—	(135)
Net income	—	—	—	809	—	809	—	809
Balance at June 30, 2022	71,651	$1	$1,094	$3,688	$(747)	$4,036	$1	$4,037

Balance at January 1, 2023	69,266	$1	$1,104	$3,802	$(850)	$4,057	$—	$4,057
Shares issued / (surrendered) under incentive compensation plan	877	—	(43)	—	19	(24)	—	(24)
Share-based compensation	—	—	13	—	—	13	—	13
Repurchase of common stock	(3,295)	—	—	—	(146)	(146)	—	(146)
Net income	—	—	—	179	—	179	—	179
Balance at June 30, 2023	66,848	$1	$1,074	$3,981	$(977)	$4,079	$—	$4,079

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$179	$809
Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax expense	46	241
Net gain on mortgage loans held for sale	(153)	(436)
Provision for servicing and non-servicing reserves	18	11
Fair value changes in mortgage servicing rights	239	(663)
Fair value changes in MSR related liabilities	(6)	131
Depreciation and amortization for property and equipment and intangible assets	18	20
Gain on disposition of assets	—	(223)
Loss on MSR hedging activities	52	229
Gain on MSR sales	(32)	(1)
Other operating activities	34	39
Repurchases of loan assets out of Ginnie Mae securitizations	(547)	(2,686)
Mortgage loans originated and purchased for sale, net of fees	(6,593)	(19,370)
Sales proceeds and loan payment proceeds for mortgage loans held for sale	6,842	24,056
Changes in assets and liabilities:
Advances and other receivables	197	311
Other assets	(39)	256
Payables and other liabilities	(106)	(142)
Net cash attributable to operating activities	149	2,582

Investing Activities
Acquisition of assets	(34)	—
Property and equipment additions, net of disposals	(10)	(9)
Purchase of mortgage servicing rights	(841)	(1,151)
Proceeds on sale of mortgage servicing rights and excess yield	312	275
Other investing activities	(3)	—
Net cash attributable to investing activities	(576)	(885)

Financing Activities
Increase (decrease) in advance, warehouse and MSR facilities	630	(1,597)
Settlements and repayment of excess spread financing	(40)	(353)
Repurchase of common stock	(146)	(135)
Other financing activities	(32)	(24)
Net cash attributable to financing activities	412	(2,109)
Net decrease in cash, cash equivalents, and restricted cash	(15)	(412)
Cash, cash equivalents, and restricted cash - beginning of period	702	1,041
Cash, cash equivalents, and restricted cash - end of period(1)	$687	$629

Supplemental Disclosures of Non-cash Investing Activities
Equity consideration received from disposition of assets	$—	$250
Purchase of mortgage servicing rights	$57	$45
Mortgage servicing rights sales price holdback	$—	$15

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$517	$514
Restricted cash	170	115
Total cash, cash equivalents, and restricted cash	$687	$629
See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR COOPER GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, except per share data, or unless otherwise stated)

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

During the second quarter of 2023, the Company entered into a transaction with Rushmore Loan Management Services, LLC (“Rushmore”) to acquire certain assets and assume certain liabilities for a total purchase price of $34 (the “Rushmore Transaction”). Assets acquired were recorded in the Servicing segment and primarily included subservicing contracts and related servicing advances and receivables. The Company accounted for the transaction as an asset acquisition in accordance with Accounting Standard Codification Topic 805, Business Combinations, whereby the purchase price represents relative fair value of assets and liabilities acquired.

In May 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Home Point Capital Inc., a Delaware corporation (“Home Point”). Per the Merger Agreement, the Company has agreed to commence a tender offer to acquire all of the outstanding shares of common stock of Home Point, other than certain excluded shares, for $2.33 per share. The transaction is expected to close in the third quarter of 2023, subject to customary conditions including receipt of regulatory approvals.

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

Recent Accounting Guidance Adopted
The Company did not adopt any accounting guidance during the six months ended June 30, 2023 that had a material impact on its condensed consolidated financial statements or disclosures.

2. Dispositions

Sale of Mortgage Servicing Platform
On March 31, 2022, the Company completed the sale of certain assets and liabilities of its servicing and subservicing technology platform for performing and non-performing mortgage loans (the “Mortgage Servicing Platform”) to Sagent M&C, LLC (“Sagent”), in exchange for Class A-1 Common Units equal to 19.9% ownership of Sagent, and the sale of certain tangible personal property of the Company used in the conduct of the Mortgage Servicing Platform in exchange for $9.9 in cash, for total consideration of $260 (the “Sagent Transaction”). In connection with the Sagent Transaction, the Company recorded a gain of $223, which was included in “other (expense) income, net” within the condensed consolidated statements of operations, and recorded $4 transaction costs during the six months ended June 30, 2022. No transaction costs were recorded in the three months ended June 30, 2022. The net carrying amount of assets and liabilities transferred in connection with the Sagent Transaction was $31 and reported under Corporate/Other.

The Company accounts for the equity interest under the equity method of accounting, as the Company has the ability to exercise significant influence over Sagent’s operating and financial decisions but does not own a majority equity interest or otherwise control the respective entity. Under the equity method of accounting, the investment is initially stated at cost and subsequently adjusted for additional investments and the Company’s proportionate share of Sagent’s earnings or losses and distributions. The initial cost of the equity interest recorded was $250, which represented the fair value as of March 31, 2022. The Company recorded a loss of $4 and $11 during the three and six months ended June 30, 2023, respectively, related to the Company's proportionate share of net loss of Sagent. The Company’s investment in Sagent was $226 as of June 30, 2023.

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s mortgage servicing rights (“MSRs”) and the related liabilities. In estimating the fair value of all mortgage servicing rights and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	June 30, 2023	December 31, 2022
MSRs - fair value	$7,149	$6,654

Excess spread financing at fair value	$459	$509
Mortgage servicing rights financing at fair value	23	19
MSR related liabilities - nonrecourse at fair value	$482	$528

Mortgage Servicing Rights
The following table sets forth the activities of MSRs:

	Six Months Ended June 30,
MSRs - Fair Value	2023	2022
Fair value - beginning of period	$6,654	$4,223
Additions:
Servicing retained from mortgage loans sold	133	360
Purchases of servicing rights	870	1,178
Dispositions:
Sales of servicing assets and excess yield	(280)	(289)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	34	1,124
Changes in valuation due to amortization	(273)	(461)
Other changes(1)	11	16
Fair value - end of period	$7,149	$6,151

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

During the six months ended June 30, 2023 and 2022, the Company sold $1,605 and $20,052 in unpaid principal balance (“UPB”) of MSRs, of which $590 and $19,367 were retained by the Company as subservicer, respectively.

During the three months ended June 30, 2023, certain agencies entered into agreements with the Company to purchase excess servicing cash flows (“excess yield”) on certain agency loans with a total UPB of approximately $41,958 for total proceeds of $294. The Company recorded a gain of $33 through the mark-to-market adjustments within “revenues - service related, net” in the condensed consolidated statements of operations.

MSRs are segregated between investor type into agency and non-agency pools (referred to herein as “investor pools”) based upon contractual servicing agreements with investors at the respective balance sheet date to evaluate the MSR portfolio and fair value of the portfolio. Agency investors primarily consist of government sponsored enterprises (“GSE”), such as the Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”), the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), and the Government National Mortgage Association (“Ginnie Mae” or “GNMA”). Non-agency investors consist of investors in private-label securitizations.

The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	June 30, 2023		December 31, 2022
MSRs - UPB and Fair Value Breakdown by Investor Pools	UPB	Fair Value	UPB	Fair Value
Agency	$431,876	$6,848	$380,502	$6,322
Non-agency	27,600	301	30,880	332
Total	$459,476	$7,149	$411,382	$6,654

Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Option Adjusted Spread(1)		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2023
Mortgage servicing rights	$(286)	$(549)	$(157)	$(305)	$(69)	$(139)

	Discount Rate		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2022
Mortgage servicing rights	$(266)	$(511)	$(136)	$(264)	$(61)	$(122)

(1)Beginning in the second quarter of 2023, the Company valued MSRs using a stochastic option adjusted spread (“OAS”) instead of a static discount rate. Refer to Note 13, Fair Value Measurements, for further discussion.

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

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $459 and $509, with UPB of $78,838 and $83,706 as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Option Adjusted Spread(1)		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2023
Excess spread financing	$16	$34	$6	$18

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2022
Excess spread financing	$19	$40	$11	$22

(1)Beginning in the second quarter of 2023, the Company valued excess spread financing using a stochastic OAS instead of a static discount rate. Refer to Note 13, Fair Value Measurements, for further discussion.

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $23 and $19 as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Revenues - Service Related, net
The following table sets forth the items comprising total “revenues - service related, net”:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues - Service Related, net	2023	2022	2023	2022
Contractually specified servicing fees(1)	$407	$378	$791	$705
Other service-related income(1)	19	39	33	72
Incentive and modification income(1)	8	9	14	18
Servicing late fees(1)	23	19	44	38
Mark-to-market adjustments - Servicing
MSR MTM	139	326	34	1,124
Loss on MSR hedging activities	(111)	(89)	(52)	(229)
Gain on MSR sales	32	1	32	1
Reclassifications(2)	(9)	(6)	(18)	(12)
Excess spread /MSR financing MTM	12	(32)	6	(131)
Total mark-to-market adjustments - Servicing	63	200	2	753
Amortization, net of accretion
MSR amortization	(148)	(226)	(273)	(461)
Excess spread accretion	11	27	21	60
Total amortization, net of accretion	(137)	(199)	(252)	(401)
Originations service fees(3)	16	24	27	66
Corporate/Xome related service fees	21	22	40	34
Other(4)	(18)	(32)	(36)	(70)
Total revenues - Service Related, net	$402	$460	$663	$1,215

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues. Amounts also include servicing fees from loans sold with servicing retained of $176 and $170 for the three months ended June 30, 2023 and 2022, respectively, and $353 and $316 for the six months ended June 30, 2023 and 2022, respectively.
(2)Reclassifications include the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio.
(3)Amounts include fees collected from customers for originated loans and from other lenders for loans purchased through the correspondent channel, and include loan application, underwriting, and other similar fees.
(4)Other represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements, portfolio runoff and the payments made associated with MSR financing arrangements.

4. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	June 30, 2023	December 31, 2022
Servicing advances, net of $9 and $12 purchase discount, respectively	$849	$1,053
Receivables from agencies, investors and prior servicers, net of $7 purchase discount	109	103
Reserves	(156)	(137)
Total advances and other receivables, net	$802	$1,019

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
Reserves for Advances and Other Receivables	2023	2022	2023	2022
Balance - beginning of period	$148	$152	$137	$167
Provision	9	6	18	12
Reclassifications(1)	9	12	16	22
Write-offs	(10)	(20)	(15)	(51)
Balance - end of period	$156	$150	$156	$150

(1)Reclassifications represent required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended June 30,
	2023		2022
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$9	$7	$16	$8
Utilization of purchase discounts	—	—	(2)	—
Balance - end of period	$9	$7	$14	$8

	Six Months Ended June 30,
	2023		2022
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$12	$7	$19	$12
Utilization of purchase discounts	(3)	—	(5)	(4)
Balance - end of period	$9	$7	$14	$8

Credit Loss for Advances and Other Receivables
During the three and six months ended June 30, 2023, the Company decreased and increased the current expected credit loss (“CECL”) reserve by $1, respectively. During the three and six months ended June 30, 2022, the Company increased the CECL reserve by $3 and $7, respectively. As of June 30, 2023, the total CECL reserve was $37, of which $30 and $7 were recorded in reserves and purchase discount for advances and other receivables, respectively. As of June 30, 2022, the total CECL reserve was $33, of which $25 and $8 were recorded in reserves and purchase discount for advances and other receivables, respectively.

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

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	June 30, 2023	December 31, 2022
Mortgage loans held for sale – UPB	$1,211	$921
Mark-to-market adjustment(1)	(24)	(28)
Total mortgage loans held for sale	$1,187	$893

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in “revenues - net gain on mortgage loans held for sale” in the condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Six Months Ended June 30,
Mortgage Loans Held for Sale	2023	2022
Balance - beginning of period	$893	$4,381
Loans sold and loan payments received	(6,845)	(24,251)
Mortgage loans originated and purchased, net of fees	6,593	19,370
Repurchase of loans out of Ginnie Mae securitizations(1)	547	2,686
Net change in unrealized gain (loss) on retained loans held for sale	5	(115)
Net transfers of mortgage loans held for sale(2)	(6)	1
Balance - end of period	$1,187	$2,072

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

For the six months ended June 30, 2023 and 2022, total realized loss was $3 and $195 from total sales proceeds of $6,722 and $23,863, respectively, on the sale of mortgage loans held for sale.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	June 30, 2023		December 31, 2022
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$80	$68	$102	$87

(1)Non-accrual UPB includes $67 and $90 of UPB related to Ginnie Mae repurchased loans as of June 30, 2023 and December 31, 2022, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $48 and $65 as of June 30, 2023 and December 31, 2022, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Loans are sold to Ginnie Mae in conjunction with the issuance of mortgage-backed securities. The Company, as the issuer of the mortgage-backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $1,650 and $1,865 as of June 30, 2023 and December 31, 2022, respectively, which are included in both “other assets” and “payables and other liabilities” in the condensed consolidated balance sheets.

7. Goodwill and Intangible Assets

The Company had goodwill of $120 as of June 30, 2023 and December 31, 2022, and intangible assets of $28 and $8 as of June 30, 2023 and December 31, 2022, respectively. In connection with the Rushmore Transaction, the Company recorded $23 intangible assets in 2023, which primarily consist of subservicing customer relationships. See Note 1, Nature of Business and Basis of Presentation for further details. Goodwill and intangible assets are included in “other assets” within the condensed consolidated balance sheets.

8. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to interest rate risks related to mortgage loans held for sale and IRLCs (“the pipeline”) and the MSR portfolio. The Company economically hedges the pipeline separately from the MSR portfolio primarily using third-party derivative instruments. Such derivative instruments utilized by the Company include IRLCs, LPCs, forward MBS and Treasury futures. The changes in value on the derivative instruments associated with pipeline hedging are recorded in earnings as a component of “revenues - net gain on mortgage loans held for sale” on the condensed consolidated statements of operations and condensed consolidated statement of cash flows, while changes in the value of derivative instruments associated with the MSR portfolio fair value are recorded in “revenues - service related, net” on the condensed consolidated statements of operations and in “(gain) loss on MSR hedging activities” on the condensed consolidated statements of cash flows.

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments. Gains/(losses) include both realized and unrealized gains/(losses) of each derivative financial instrument.

		June 30, 2023		Six Months Ended June 30, 2023
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2023	$556	$8	$(1)
Derivative financial instruments
IRLCs	2023	$1,041	$30	$8
LPCs	2023	200	1	—
Forward MBS trades	2023	1,712	10	43
Treasury futures	2023	72	—	—
Total derivative financial instruments - assets		$3,025	$41	$51
Liabilities
Derivative financial instruments
IRLCs	2023	$18	$—	$—
LPCs	2023	234	1	—
Forward MBS trades	2023	1,175	3	(50)
Treasury futures	2023	2,510	20	(44)
Total derivative financial instruments - liabilities		$3,937	$24	$(94)

		June 30, 2022		Six Months Ended June 30, 2022
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2022	$246	$8	$(17)
Derivative financial instruments
IRLCs	2022	$2,103	$62	$(72)
LPCs	2022	325	3	—
Forward MBS trades	2022	1,798	12	429
Treasury futures	2022	30	—	3
Total derivative financial instruments - assets		$4,256	$77	$360
Liabilities
Derivative financial instruments
IRLCs	2022	$56	$1	$(1)
LPCs	2022	186	1	1
Forward MBS trades	2022	1,716	13	(31)
Treasury futures	2022	902	18	(185)
Total derivative financial instruments - liabilities		$2,860	$33	$(216)

As of June 30, 2023, the Company held $93 and $9 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2022 the Company held $49 and $1 in collateral deposits and collateral obligations on derivative instruments, respectively. Collateral deposits and collateral obligations are recorded in “other assets” and “payables and other liabilities”, respectively, in the Company’s condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

9. Indebtedness

Advance, Warehouse and MSR Facilities

				June 30, 2023		December 31, 2022
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$350 advance facility	October 2024	Servicing advance receivables	$350	$134	$169	$150	$189
$300 advance facility(1)	November 2024	Servicing advance receivables	300	259	354	308	410
$250 advance facility	January 2024	Servicing advance receivables	250	183	210	171	209
$75 advance facility	December 2023	Servicing advance receivables	75	34	65	40	45
Advance facilities principal amount				610	798	669	853

Warehouse Facilities
$1500 Warehouse Facility	June 2024	Mortgage loans or MBS	1,500	251	252	206	272
$750 Warehouse Facility	June 2024	Mortgage loans or MBS	750	186	239	135	133
$750 Warehouse Facility	October 2023	Mortgage loans or MBS	750	155	161	202	209
$500 Warehouse Facility	June 2024	Mortgage loans or MBS	500	78	84	76	80
$500 Warehouse Facility	August 2023	Mortgage loans or MBS	500	101	103	31	32
$300 Warehouse Facility	August 2023	Mortgage loans or MBS	300	183	188	115	117
$250 Warehouse Facility(2)	September 2024	Mortgage loans or MBS	250	47	52	14	17
$200 Warehouse Facility	December 2024	Mortgage loans or MBS	200	59	61	18	21
$100 Warehouse Facility	April 2024	Mortgage loans or MBS	100	29	39	19	28
$100 Warehouse Facility	April 2024	Mortgage loans or MBS	100	—	—	—	—
$75 Warehouse Facility	December 2023	Mortgage loans or MBS	75	18	18	1	1
Warehouse facilities principal amount				1,107	1,197	817	910

MSR Facilities
$1,450 warehouse facility(1)	November 2024	MSR	1,450	250	2,185	260	2,284
$1,000 warehouse facility	April 2025	MSR	1,000	550	1,235	380	927
$750 warehouse facility(2)	September 2024	MSR	750	320	1,141	380	1,482
$500 warehouse facility	June 2024	MSR	500	265	713	365	732
$500 warehouse facility	April 2025	MSR	500	199	383	—	—
$500 warehouse facility	June 2025	MSR	500	200	424	—	—
$50 warehouse facility	November 2023	MSR	50	25	66	25	74
MSR facilities principal amount				1,809	6,147	1,410	5,499

Advance, warehouse and MSR facilities principal amount				3,526	8,142	2,896	7,262
Unamortized debt issuance costs				(14)		(11)
Advance, warehouse and MSR facilities, net				$3,512		$2,885

(1)Total capacity for this facility is $1,750, of which $300 is internally allocated for advance financing and $1,450 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations.
(2)The capacity amount for this facility is $1,000, of which $750 is a sublimit for MSR financing.

The weighted average interest rate for advance facilities was 7.5% and 3.1% for the three months ended June 30, 2023 and 2022, respectively, and 7.4% and 2.8% for the six months ended June 30, 2023 and 2022, respectively. The weighted average interest rate for warehouse and MSR facilities was 7.4% and 3.1% for the three months ended June 30, 2023 and 2022, respectively, and 7.2% and 2.6% for the six months ended June 30, 2023 and 2022, respectively.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	June 30, 2023	December 31, 2022
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	$850	$850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
Unsecured senior notes principal amount	2,700	2,700
Unamortized debt issuance costs	(24)	(27)
Unsecured senior notes, net	$2,676	$2,673

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the six months ended June 30, 2023 and 2022.

As of June 30, 2023, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2023 through 2026	$—
2027	600
Thereafter	2,100
Total unsecured senior notes principal amount	$2,700

Interest Expense
Interest expense primarily includes interest incurred on advance, warehouse and MSR facilities, unsecured senior notes, excess spread financing and compensating bank balances, as well as bank fees. The Company incurred interest expense related to advance, warehouse and MSR facilities, unsecured senior notes and excess spread financing of $112 and $211 for the three and six months ended June 30, 2023, respectively, and $90 and $176 for the three and six months ended June 30, 2022, respectively.

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of June 30, 2023.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	June 30, 2023	December 31, 2022
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$86	$78
Advances and other receivables, net	379	398
Total assets	$465	$476

Liabilities
Advance facilities, net(1)	$317	$321
Payables and other liabilities	1	1
Total liabilities	$318	$322

(1)Refer to advance facilities in Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	June 30, 2023	December 31, 2022
Total collateral balances - UPB	$925	$976
Total certificate balances	$901	$949

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of June 30, 2023 and December 31, 2022. Therefore, it does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	June 30, 2023	December 31, 2022
Unconsolidated securitization trusts	$99	$119

11. Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the sum of the weighted average number of shares of common stock and any dilutive securities outstanding during the period. The Company’s potentially dilutive securities are share-based awards. The Company applies the treasury stock method to determine the dilutive weighted average number of shares of common stock outstanding based on the outstanding share-based awards. As of June 30, 2023 and December 31, 2022, the Company had 10 million preferred shares authorized at $0.00001, with zero shares issued and outstanding and aggregate liquidation preference of zero dollars.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Earnings Per Share	2023	2022	2023	2022
Net income	$142	$151	$179	$809

Weighted average shares of common stock outstanding (in thousands):
Basic	67,649	72,709	68,325	73,278
Dilutive effect of stock awards	957	1,618	1,316	2,052
Diluted	68,606	74,327	69,641	75,330

Earnings per common share
Basic	$2.10	$2.08	$2.62	$11.04
Diluted	$2.07	$2.03	$2.57	$10.74

12. Income Taxes

For the three and six months ended June 30, 2023, the effective tax rate for operations was 28.4% and 23.3%, respectively, which differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation.

For the three and six months ended June 30, 2022, the effective tax rate for operations was 26.0% and 24.4% respectively, which differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation.

The change in effective rate during the three and six months ended June 30, 2023 as compared to 2022 is primarily attributable to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from stock-based compensation.

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

There have been no significant changes to the valuation techniques and inputs used by the Company in estimating fair values of Level 2 and Level 3 assets and liabilities as disclosed in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2022, with the exception of the following:

Mortgage Servicing Rights – Fair Value (Level 3) – The Company estimates the fair value of its MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. Beginning in the second quarter of 2023, the Company valued MSRs using a stochastic option adjusted spread (OAS) instead of a static discount rate. OAS is the incremental spread added to the risk-free rate to reflect embedded (prepayment) optionality and other risk inherent in the MSRs to discount cash flows. The cash flow assumptions used in the discounted cash flow model incorporate prepayment speeds, OAS, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions, with the key assumptions being mortgage prepayment speeds, OAS, and cost to service. The cash flow assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities, for more information.

Excess Spread Financing (Level 3) – The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. Beginning in the second quarter of 2023, the Company valued excess spread financing using a stochastic OAS instead of a static discount rate. The cash flow assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and OAS. Quarterly, management obtains a third-party valuation to assess the reasonableness of the fair value calculations provided by the internal cash flow model. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. Excess spread financing is recorded in MSR related liabilities within the condensed consolidated balance sheets.

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$1,187	$—	$1,120	$67
Mortgage servicing rights	7,149	—	—	7,149
Equity investments	43	1	—	42
Derivative financial instruments
IRLCs	30	—	—	30
LPCs	1	—	—	1
Forward MBS trades	10	—	10	—

Liabilities
Derivative financial instruments
LPCs	1	—	—	1
Forward MBS trades	3	—	3	—
Treasury futures	20	—	20	—
Mortgage servicing rights financing	23	—	—	23
Excess spread financing	459	—	—	459

	December 31, 2022
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$893	$—	$819	$74
Mortgage servicing rights	6,654	—	—	6,654
Equity investments	47	2	—	45
Derivative financial instruments
IRLCs	22	—	—	22
Forward MBS trades	8	—	8	—
LPCs	1	—	—	1

Liabilities
Derivative financial instruments
Forward MBS trades	9	—	9	—
LPCs	1	—	—	1
Treasury futures	14	—	14	—
Mortgage servicing rights financing	19	—	—	19
Excess spread financing	509	—	—	509

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Six Months Ended June 30, 2023
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$6,654	$74	$45	$22	$509	$19
Changes in fair value included in earnings	(239)	2	(3)	8	(10)	4
Purchases/additions (1)	870	47	—	—	—	—
Issuances	133	—	—	—	—	—
Sales/dispositions (2)	(280)	(54)	—	—	—	—
Repayments	—	(2)	—	—	(4)	—
Settlements	—	—	—	—	(36)	—
Other changes	11	—	—	—	—	—
Balance - end of period	$7,149	$67	$42	$30	$459	$23

	Six Months Ended June 30, 2022
	Assets			Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$4,223	$54	$134	$768	$10
Changes in fair value included in earnings	663	—	(72)	117	14
Purchases	1,178	—	—	—	—
Issuances	360	—	—	—	—
Sales	(289)	—	—	—	—
Repayments	—	—	—	(292)	—
Settlements	—	—	—	(61)	—
Other changes	16	—	—	—	—
Balance - end of period	$6,151	$54	$62	$532	$24

(1)Additions for mortgages loans held for sale include loans that are purchased or transferred in.
(2)Dispositions for mortgage loans held for sales include loans that are sold or transferred out.

The Company had immaterial LPCs assets and liabilities as of June 30, 2023 and 2022. No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the six months ended June 30, 2023 and 2022.

The table below presents the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

	June 30, 2023			December 31, 2022
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSRs(1)
Option adjusted spread(2)	6.8%	12.0%	8.0%	N/A	N/A	N/A
Discount rate	N/A	N/A	N/A	10.4%	13.7%	11.4%
Prepayment speed	6.5%	12.7%	7.6%	6.3%	12.2%	7.2%
Cost to service per loan(3)	$56	$157	$83	$54	$155	$80
Average life(4)			7.9 years			8.1 years

Mortgage loans held for sale
Market pricing	45.0%	102.1%	77.5%	37.3%	114.7%	77.4%

IRLCs
Value of servicing (reflected as a percentage of loan commitment)	—%	4.0%	2.0%	(0.6)%	3.9%	2.3%

Excess spread financing(1)
Option adjusted spread(2)	6.8%	12.0%	8.5%	N/A	N/A	N/A
Discount rate	N/A	N/A	N/A	10.0%	13.8%	11.3%
Prepayment speed	7.3%	13.7%	9.7%	6.9%	13.3%	9.2%
Average life(4)			6.4 years			6.6 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	5.6%	8.8%	7.0%	5.2%	8.6%	7.1%
Annual advance recovery rates	14.0%	17.2%	15.0%	15.9%	20.6%	17.3%

(1)The inputs are weighted by investor.
(2)OAS represents incremental spread above a risk-free rate (one-month SOFR), which is an observable input. See discussion on methodology above.
(3)Presented in whole dollar amounts.
(4)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	June 30, 2023
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$517	$517	$—	$—
Restricted cash	170	170	—	—
Advances and other receivables, net	802	—	—	802
Loans subject to repurchase from Ginnie Mae	1,650	—	1,650	—
Financial liabilities
Unsecured senior notes, net	2,676	—	2,322	—
Advance, warehouse and MSR facilities, net	3,512	—	3,526	—
Liability for loans subject to repurchase from Ginnie Mae	1,650	—	1,650	—

	December 31, 2022
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$527	$527	$—	$—
Restricted cash	175	175	—	—
Advances and other receivables, net	1,019	—	—	1,019
Loans subject to repurchase from Ginnie Mae	1,865	—	1,865	—
Financial liabilities
Unsecured senior notes, net	2,673	—	2,209	—
Advance, warehouse and MSR facilities, net	2,885	—	2,896	—
Liability for loans subject to repurchase from Ginnie Mae	1,865	—	1,865	—

14. Capital Requirements

Fannie Mae, Freddie Mac, Ginnie Mae and certain private label mortgage investors require the Company to maintain minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC. As of June 30, 2023, the Company was in compliance with its selling and servicing capital requirements.

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

The Company will continue to monitor legal matters for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expenses for the Company include legal settlements and the fees paid to external legal service providers and are included in general and administrative expenses on the condensed consolidated statements of operations. The Company recorded legal-related expenses, net of recoveries, which includes legal settlements and the fees paid to external legal service providers, of $12 and $21 during the three and six months ended June 30, 2023, respectively, and $10 and $8 for the three and six months ended June 30, 2022, respectively, which are included in “expenses - general and administrative” on the unaudited condensed consolidated statements of operations. Management currently believes the aggregate range of reasonably possible loss is $2 to $4 in excess of the accrued liability (if any) related to those matters as of June 30, 2023. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate.

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. As of June 30, 2023, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

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

Corporate/Other: Functional expenses are allocated to individual segments based on the actual cost of services performed, direct resource utilization, or headcount percentage for shared services. During the fourth quarter of 2022, the Company began allocating shared services based on headcount instead of an estimate of percentage use as it changed its segment measures provided to and used by the chief operating decision maker. As a result, all costs for shared services are allocated to individual segments based on headcount. The Company recast segment information for the historical periods presented herein to reflect the allocation method change and to conform to the current presentation. The change affects total expenses for Servicing and Originations segments and Corporate/Other, but had no effect on condensed consolidated statements of operations. Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to the Company’s operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties. Eliminations are included in Corporate/Other.

The following tables present financial information by segment:

	Three Months Ended June 30, 2023
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$365	$16	$21	$402
Net gain on mortgage loans held for sale	3	81	—	84
Total revenues	368	97	21	486
Total expenses	159	59	60	278
Interest income	107	10	—	117
Interest expense	(73)	(10)	(39)	(122)
Other expense, net	—	—	(5)	(5)
Total other income (expenses), net	34	—	(44)	(10)
Income (loss) before income tax expense (benefit)	$243	$38	$(83)	$198
Depreciation and amortization for property and equipment and intangible assets	$3	$2	$4	$9
Total assets	$10,231	$1,086	$1,827	$13,144

	Three Months Ended June 30, 2022
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$414	$24	$22	$460
Net (loss) gain on mortgage loans held for sale	(19)	158	—	139
Total revenues	395	182	22	599
Total expenses	143	125	60	328
Interest income	35	15	—	50
Interest expense	(61)	(10)	(40)	(111)
Other expense, net	—	—	(5)	(5)
Total other (expenses) income, net	(26)	5	(45)	(66)
Income (loss) before income tax expense (benefit)	$226	$62	$(83)	$205
Depreciation and amortization for property and equipment and intangible assets	$5	$5	$(1)	$9
Total assets	$9,645	$1,381	$1,869	$12,895

	Six Months Ended June 30, 2023
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$596	$27	$40	$663
Net gain on mortgage loans held for sale	3	150	—	153
Total revenues	599	177	40	816
Total expenses	312	115	112	539
Interest income	186	16	—	202
Interest expense	(136)	(17)	(79)	(232)
Other expense, net	—	—	(14)	(14)
Total other income (expenses), net	50	(1)	(93)	(44)
Income (loss) before income tax expense (benefit)	$337	$61	$(165)	$233
Depreciation and amortization for property and equipment and intangible assets	$5	$4	$9	$18
Total assets	$10,231	$1,086	$1,827	$13,144

	Six Months Ended June 30, 2022
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$1,115	$66	$34	$1,215
Net (loss) gain on mortgage loans held for sale	(4)	440	—	436
Total revenues	1,111	506	34	1,651
Total expenses	265	299	102	666
Interest income	54	32	—	86
Interest expense	(115)	(22)	(80)	(217)
Other income, net	—	—	217	217
Total other (expenses) income, net	(61)	10	137	86
Income before income tax expense	$785	$217	$69	$1,071
Depreciation and amortization for property and equipment and intangible assets	$10	$9	$1	$20
Total assets	$9,645	$1,381	$1,869	$12,895

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

Overview

We are a leading servicer of residential mortgage loans. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $882 billion as of June 30, 2023. We believe this track record reflects our strong operating capabilities, which include a low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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

Anticipated Trends

In the second quarter of 2023, our servicing portfolio grew to $882 billion and our Servicing segment generated income before income tax expense of $243. We successfully entered into an agreement to acquire Home Point Capital Inc. with $84 billion UPB. The transaction is expected to close in the third quarter and the UPB portfolio is expected to board in the fourth quarter of 2023 and first quarter of 2024. We continue to expect an increase in bulk MSR pools in the market due to macro economic conditions, and we will continue to evaluate these purchase opportunities in a disciplined and opportunistic manner. Overall, we expect our Servicing segment to continue to generate strong earnings with servicing portfolio growth during the second half of 2023.

In the second quarter of 2023, our Originations segment generated income before income tax expense of $38 on funded volume of $3,822. Mortgage rates rose to approximately 7% at the end of the second quarter of 2023 and considering the seasonality of Originations volume in the second quarter is traditionally the highest, we expect the Originations segment to operate at lower levels of profitability in the second half of the year compared to the second quarter.

While the recent inflation rate increase appears to have subsided, the inflation rate remains relatively high. Inflationary pressures may limit a borrower’s disposable income, which can decrease a borrowers’ ability to enter into mortgage transactions. Inflationary pressures may also increase our operating costs. However, historically changes in interest rates have a greater impact on our financial results than changes in inflation. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or extent as the inflation rate.

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues - operational(1)	$423	$399	$24	$814	$898	$(84)
Revenues - mark-to-market	63	200	(137)	2	753	(751)
Total revenues	486	599	(113)	816	1,651	(835)
Total expenses	278	328	(50)	539	666	(127)
Total other (expenses) income, net	(10)	(66)	56	(44)	86	(130)
Income before income tax expense	198	205	(7)	233	1,071	(838)
Less: Income tax expense	56	54	2	54	262	(208)
Net income	$142	$151	$(9)	$179	$809	$(630)

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

Income before income tax expense decreased during the three and six months ended June 30, 2023 as compared to 2022 primarily due to a decrease in total revenues, partially offset by lower total expenses. The decrease in revenue in 2023 was primarily attributable to lower MTM adjustment as the increase in mortgage rates was greater in 2022 compared to 2023. In addition, revenue decreased during the three and six months ended June 30, 2023 in our Originations segment due to lower originations volume, partially offset with an increase in operational revenue in our Servicing segment due to a larger servicing UPB portfolio in 2023. The decrease in total expenses during the three and six months ended June 30, 2023 was primarily driven by lower salaries, wages and benefits in our Originations segment due to lower headcount in both the direct-to-consumer and correspondent channels as a result of reducing headcount commensurate with lower origination volumes in 2022. The change in total other (expenses) income, net during the three months ended June 30, 2023 as compared to 2022 was primarily due to higher interest income earned on custodial balances in our Servicing segment driven by higher interest rates in 2023. The change in total other (expenses) income, net during the six months ended June 30, 2023 as compared to 2022 was primarily due to a $223 gain recorded in 2022 upon completion of the Sagent Transaction. See further discussions in Note 2, Dispositions, in the Notes to the Condensed Consolidated Financial Statements.

The effective tax rate during the three months ended June 30, 2023 was 28.4% as compared to 26.0% in 2022, and the effective tax rate during the six months ended June 30, 2023 was 23.3% as compared to 24.4% in 2022. The changes in effective rate are primarily attributable to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from stock-based compensation.

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

Table 2. Servicer Ratings

	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	August 2022	March 2023	June 2022

Residential	RPS2	SQ2-	Above Average
Master Servicer	RMS2+	SQ2+	Above Average
Special Servicer	RSS2	SQ2-	Above Average
Subprime Servicer	RPS2	SQ2-	Above Average

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended June 30,
	2023		2022		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$442	21	$394	20	$48	1
Amortization, net of accretion	(137)	(7)	(199)	(10)	62	3
Mark-to-market adjustments - Servicing	63	3	200	10	(137)	(7)
Total revenues	368	17	395	20	(27)	(3)
Expenses
Salaries, wages and benefits	83	4	84	4	(1)	—
General and administrative
Servicing support fees	21	1	24	1	(3)	—
Corporate and other general and administrative expenses	44	2	32	2	12	—
Foreclosure and other liquidation related expenses (recoveries), net	8	—	(2)	—	10	—
Depreciation and amortization	3	—	5	—	(2)	—
Total general and administrative expenses	76	3	59	3	17	—
Total expenses	159	7	143	7	16	—
Other income (expense)
Interest income	107	5	35	2	72	3

Advance interest expense	(14)	—	(8)	(1)	(6)	1
Other interest expense	(59)	(3)	(53)	(3)	(6)	—
Interest expense	(73)	(3)	(61)	(4)	(12)	1
Total other income (expense), net	34	2	(26)	(2)	60	4
Income before income tax expense	$243	12	$226	11	$17	1

Weighted average cost - advance and MSR facilities	7.9%		3.7%		4.2%
Weighted average cost - excess spread financing	8.7%		8.7%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 3.1 Servicing - Revenues

	Three Months Ended June 30,
	2023		2022		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$345	16	$324	16	$21	—
Modification fees(2)	5	—	4	—	1	—
Late payment fees(2)	16	1	15	1	1	—
Other ancillary revenues(2)	15	1	15	1	—	—
Total MSR operational revenue	381	18	358	18	23	—
Subservicing-related revenue(2)	79	3	68	3	11	—
Total servicing fee revenue	460	21	426	21	34	—
MSR financing liability costs	(7)	—	(5)	—	(2)	—
Excess spread payments and portfolio runoff	(11)	—	(27)	(1)	16	1
Total operational revenue	442	21	394	20	48	1
Amortization, Net of Accretion
MSR amortization	(148)	(7)	(226)	(11)	78	4
Excess spread accretion	11	—	27	1	(16)	(1)
Total amortization, net of accretion	(137)	(7)	(199)	(10)	62	3
Mark-to-Market Adjustments - Servicing
MSR MTM	139	7	326	16	(187)	(9)
Loss on MSR hedging activities	(111)	(5)	(89)	(4)	(22)	(1)
Gain on MSR sales	32	1	1	—	31	1
Reclassifications(3)	(9)	—	(6)	—	(3)	—
Excess spread / MSR financing MTM	12	—	(32)	(2)	44	2
Total mark-to-market adjustments - Servicing	63	3	200	10	(137)	(7)
Total revenues - Servicing	$368	17	$395	20	$(27)	(3)

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as subservicing-related revenue.
(3)Reclassifications include the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Operational revenue increased during the three months ended June 30, 2023 as compared to 2022 primarily due to an increase in base servicing fees as a result of a larger servicing UPB portfolio in 2023.

MSR amortization decreased during the three months ended June 30, 2023 as compared to 2022, primarily due to lower prepayments driven by higher mortgage rates in 2023, partially offset by a higher average MSR UPB.

MSR MTM decreased during the three months ended June 30, 2023 compared to 2022, as the increase in mortgage rates was greater in 2022 compared to 2023.

Subservicing - There were no material changes for Subservicing fees during the three months ended June 30, 2023 as compared to 2022.

Servicing Segment Expenses
Total expenses increased during the three months ended June 30, 2023 as compared to 2022, primarily driven by an increase in corporate and other general and administrative expenses and change in foreclosure and other liquidation related expenses (recoveries), net. The increase in corporate and other general and administrative expenses was primarily due to growth in our servicing portfolio and an increase in allocated cost in 2023 primarily due to a higher percentage of total headcount in the Servicing segment following the workforce reduction in the Originations segment in 2022. The change in foreclosure and other liquidation related expenses (recoveries), net was primarily driven by non-operating expense accruals and increases in reserves for advances and settlements in 2023.

Servicing Segment Other Income (Expenses), net
Total other income (expenses), net changed during the three months ended June 30, 2023 as compared to 2022, primarily due to higher interest income attributable to higher interest rates, partially offset by higher interest expense from MSR and advance financing.

Table 4. Servicing Segment Results of Operations

	Six Months Ended June 30,
	2023		2022		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$849	20	$759	20	$90	—
Amortization, net of accretion	(252)	(6)	(401)	(11)	149	5
Mark-to-market adjustments - Servicing	2	—	753	20	(751)	(20)
Total revenues	599	14	1,111	29	(512)	(15)
Expenses
Salaries, wages and benefits	165	4	159	4	6	—
General and administrative
Servicing support fees	37	1	35	1	2	—
Corporate and other general and administrative expenses	86	2	57	2	29	—
Foreclosure and other liquidation related expenses, net	19	—	4	—	15	—
Depreciation and amortization	5	—	10	—	(5)	—
Total general and administrative expenses	147	3	106	3	41	—
Total expenses	312	7	265	7	47	—
Other income (expense)
Interest income	186	4	54	1	132	3

Advance interest expense	(28)	(1)	(14)	—	(14)	(1)
Other interest expense	(108)	(2)	(101)	(3)	(7)	1
Interest expense	(136)	(3)	(115)	(3)	(21)	—
Total other income (expense), net	50	1	(61)	(2)	111	3
Income before income tax expense	$337	8	$785	20	$(448)	(12)

Weighted average cost - advance and MSR facilities	7.6%		3.3%		4.3%
Weighted average cost - excess spread financing	8.7%		8.9%		(0.2)%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 4.1 Servicing - Revenues

	Six Months Ended June 30,
	2023		2022		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$672	16	$596	16	$76	—
Modification fees(2)	8	—	9	—	(1)	—
Late payment fees(2)	32	1	30	1	2	—
Other ancillary revenues(2)	25	—	57	1	(32)	(1)
Total MSR operational revenue	737	17	692	18	45	(1)
Subservicing-related revenue(2)	148	3	137	3	11	—
Total servicing fee revenue	885	20	829	21	56	(1)
MSR financing liability costs	(15)	—	(10)	—	(5)	—
Excess spread payments and portfolio runoff	(21)	—	(60)	(1)	39	1
Total operational revenue	849	20	759	20	90	—
Amortization, Net of Accretion
MSR amortization	(273)	(6)	(461)	(12)	188	6
Excess spread accretion	21	—	60	1	(39)	(1)
Total amortization, net of accretion	(252)	(6)	(401)	(11)	149	5
Mark-to-Market Adjustments - Servicing
MSR MTM	34	1	1,124	29	(1,090)	(28)
Loss on MSR hedging activities	(52)	(1)	(229)	(6)	177	5
Gain on MSR sales	32	—	1	—	31	—
Reclassifications(3)	(18)	—	(12)	—	(6)	—
Excess spread / MSR financing MTM	6	—	(131)	(3)	137	3
Total mark-to-market adjustments - Servicing	2	—	753	20	(751)	(20)
Total revenues - Servicing	$599	14	$1,111	29	$(512)	(15)

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Certain ancillary and other non-base fees related to subservicing operations are separately presented as subservicing-related revenue.
(3)Reclassifications include the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Operational revenue increased during the six months ended June 30, 2023 as compared to 2022 primarily due to an increase in base servicing fees as a result of a larger servicing UPB portfolio in 2023, partially offset by a decrease in other ancillary revenue as a result of greater early payoff and default fees from acquisitions in 2022, and higher early-buyout and re-delivery volume in 2022.

MSR amortization decreased during the six months ended June 30, 2023 as compared to 2022, primarily due to lower prepayments driven by higher mortgage rates in 2023, partially offset by a higher average MSR UPB.

MSR MTM decreased during the six months ended June 30, 2023 compared to 2022, as the increase in mortgage rates was greater in 2022 compared to 2023.

Subservicing - There were no material changes for Subservicing fees during the six months ended June 30, 2023 as compared to 2022.

Servicing Segment Expenses
Total expenses increased during the six months ended June 30, 2023 as compared to 2022, primarily driven by an increase in corporate and other general and administrative expenses and foreclosure and other liquidation related expenses, net. The increase in corporate and other general and administrative expenses was primarily due to growth in our servicing portfolio and an increase in allocated cost in 2023 primarily due to a higher percentage of total headcount in Servicing following the workforce reduction in the Originations segment in 2022. The increase in foreclosure and other liquidation related expenses, net was primarily driven by non-operating expense accruals and increases in reserves for advances and settlements.

Servicing Segment Other Income (Expenses), net
Total other income (expenses), net changed during the six months ended June 30, 2023 as compared to 2022, primarily due to higher interest income attributable to higher interest rates, partially offset by higher interest expense from MSR and advance financing.

Table 5. Servicing Portfolio - Unpaid Principal Balances

			Three Months Ended June 30,		Six Months Ended June 30,
			2023	2022	2023	2022
Average UPB
MSRs			$441,027	$389,255	$426,680	$372,628
Subservicing and other(1)			406,487	406,484	427,386	400,024
Total average UPB			$847,514	$795,739	$854,066	$772,652

	June 30, 2023			June 30, 2022
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs
Agency	$431,876	$6,848	159	$364,436	$5,806	159
Non-agency	27,600	301	109	32,951	345	105
Total MSRs	459,476	7,149	156	397,387	6,151	155

Subservicing and other(1)
Agency	371,352	N/A		381,101	N/A
Non-agency	51,170	N/A		25,130	N/A
Total subservicing and other	422,522	N/A		406,231	N/A

Total ending balance	$881,998	$7,149		$803,618	$6,151

MSRs UPB Encumbrance					June 30, 2023	June 30, 2022
MSRs - unencumbered					$380,538	$308,295
MSRs - encumbered(2)					78,938	89,092
MSRs UPB					$459,476	$397,387

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights. Our subservicing and other portfolio UPB increased in 2023 primarily due to acquisitions, where we assumed subservicing contracts, and portfolio growth from our subservicing clients. In particular, the Rushmore Transaction contributed $31 billion non-agency UPB.
(2)Encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

The following tables provide a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$412,438	$440,111	$852,549	$411,840	$383,959	$795,799
Additions:
Originations	3,796	—	3,796	7,794	—	7,794
Acquisitions / Increase in subservicing(1)	53,558	49,557	103,115	(6,437)	77,120	70,683
Deductions:
Dispositions / Decrease in subservicing	(30)	(58,701)	(58,731)	(666)	(40,585)	(41,251)
Principal reductions and other	(4,185)	(3,432)	(7,617)	(3,819)	(3,520)	(7,339)
Voluntary reductions(2)	(5,687)	(4,773)	(10,460)	(11,118)	(10,724)	(21,842)
Involuntary reductions(3)	(380)	(240)	(620)	(112)	(19)	(131)
Net changes in loans serviced by others	(34)	—	(34)	(95)	—	(95)
Balance - end of period	$459,476	$422,522	$881,998	$397,387	$406,231	$803,618

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

Table 6.1 Servicing and Subservicing and Other Portfolio UPB Rollforward

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$411,382	$459,053	$870,435	$339,208	$370,520	$709,728
Additions:
Originations	6,527	—	6,527	18,404	—	18,404
Acquisitions / Increase in subservicing(1)	61,603	70,654	132,257	72,949	113,591	186,540
Deductions:
Dispositions / Decrease in subservicing	(1,015)	(90,923)	(91,938)	(685)	(45,573)	(46,258)
Principal reductions and other	(8,271)	(7,278)	(15,549)	(7,386)	(6,888)	(14,274)
Voluntary reductions(2)	(9,957)	(8,575)	(18,532)	(24,724)	(25,380)	(50,104)
Involuntary reductions(3)	(718)	(409)	(1,127)	(217)	(39)	(256)
Net changes in loans serviced by others	(75)	—	(75)	(162)	—	(162)
Balance - end of period	$459,476	$422,522	$881,998	$397,387	$406,231	$803,618

(1)Includes transfers to/from Subservicing and Other.
(2)Voluntary reductions are related to loan payoffs by customers.
(3)Involuntary reductions refer to loan chargeoffs.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio(1)

			June 30, 2023	June 30, 2022
Loan count			4,279,938	3,926,303
Average loan amount(2)			$206,015	$204,645
Average coupon - agency			3.7%	3.5%
Average coupon - non-agency			4.8%	4.4%
60+ delinquent (% of loans)(3)			2.0%	2.7%
90+ delinquent (% of loans)(3)			1.8%	2.4%
120+ delinquent (% of loans)(3)			1.6%	2.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total prepayment speed (12-month constant prepayment rate)	5.5%	11.0%	4.8%	12.9%

(1)Characteristics and key performance metrics of our servicing portfolio exclude UPB, and loan counts acquired but not yet boarded and currently serviced by others.
(2)Average loan amount is presented in whole dollar amounts.
(3)Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan. Loan delinquency includes loans in forbearance.

Delinquency is an assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances.

Table 8. MSRs Loan Modifications and Workout Units

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Modifications(1)	5,924	11,899	(5,975)	11,188	30,316	(19,128)
Workouts(2)	10,927	13,822	(2,895)	22,016	27,903	(5,887)
Total modifications and workout units	16,851	25,721	(8,870)	33,204	58,219	(25,015)

(1)Modifications consist of agency programs designed to adjust the terms of the loan (e.g., reduced interest rates).
(2)Workouts consist of other loss mitigation options designed to assist borrowers and keep them in their homes, but do not adjust the terms of the loan.

Total modifications during the three and six months ended June 30, 2023 decreased compared to 2022 primarily due to a decrease in modifications related to loans impacted by the COVID-19 pandemic. Total workouts during the three and six months ended June 30, 2023 decreased compared to 2022 primarily due to a decrease in customers who were exiting forbearance plans, as there were fewer customers in forbearance.

Servicing Portfolio and Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value - beginning of period	$6,566	$6,006	$6,654	$4,223
Additions:
Servicing retained from mortgage loans sold	79	160	133	360
Purchases of servicing rights	768	163	870	1,178
Dispositions:
Sales of servicing assets and excess yield	(265)	(285)	(280)	(289)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR MTM):
Agency	141	338	55	1,114
Non-agency	(2)	(12)	(21)	10
Changes in valuation due to amortization:
Scheduled principal payments	(60)	(46)	(110)	(89)
Prepayments
Voluntary prepayments
Agency	(81)	(167)	(148)	(344)
Non-agency	(2)	(11)	(5)	(25)
Involuntary prepayments
Agency	(5)	(2)	(10)	(3)
Other changes(1)	10	7	11	16
Fair value - end of period	$7,149	$6,151	$7,149	$6,151

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of June 30, 2023 and December 31, 2022.

Excess Spread Financing

As further disclosed in Note 3, Mortgage Servicing Rights and Related Liabilities, in the Notes to the Condensed Consolidated Financial Statements, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

The servicing fees associated with an MSR can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is designed to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. We have utilized these types of arrangements historically as a method for efficiently financing acquired MSRs and the purchase of loans, however we have not done so in recent years due to the availability of lower cost sources of funding.

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to prepayment speeds and option-adjusted spread levels. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of June 30, 2023 and December 31, 2022.

In June 2022, the Company entered into an assignment agreement to repurchase excess spread liabilities for a total purchase price of $277.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value - beginning of period	$491	$815	$509	$768
Additions:
New financings	—	—	—	—
Deductions:
Repayments	—	(292)	(4)	(292)
Settlements	(18)	(29)	(36)	(61)
Changes in fair value:
Agency	(12)	32	(8)	105
Non-agency	(2)	6	(2)	12
Fair value - end of period	$459	$532	$459	$532

Originations Segment

The strategy of our Originations segment is to originate or acquire new MSRs for our servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain our existing customers by providing them with attractive refinance and purchase options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring MSRs at a more attractive cost than would be the case in bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Our Originations segment is one way that we help underserved consumers access the financial markets. In the six months ended June 30, 2023, our total originations included loans for 4,649 customers with low FICOs (<660), 5,519 customers with income below the U.S. median household income, 6,746 first-time homebuyers, and 1,662 veterans. During this time period, we originated a total of 7,071 Ginnie Mae loans, which are designed for first-time homebuyers and low- and moderate-income borrowers, comprising $2 billion in total proceeds. Once these loans are originated, the underserved borrowers become our servicing customers.

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

The following tables set forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues
Service related, net - Originations(1)	$16	$24	$(8)	$27	$66	$(39)
Net gain on mortgage loans held for sale
Net gain on loans originated and sold(2)	6	10	(4)	24	129	(105)
Capitalized servicing rights(3)	75	148	(73)	126	311	(185)
Total net gain on mortgage loans held for sale	81	158	(77)	150	440	(290)
Total revenues	97	182	(85)	177	506	(329)
Expenses
Salaries, wages and benefits	36	86	(50)	70	207	(137)
General and administrative
Loan origination expenses	9	15	(6)	16	35	(19)
Corporate and other general administrative expenses	8	14	(6)	17	31	(14)
Marketing and professional service fees	4	5	(1)	8	17	(9)
Depreciation and amortization	2	5	(3)	4	9	(5)
Total general and administrative	23	39	(16)	45	92	(47)
Total expenses	59	125	(66)	115	299	(184)
Other income (expenses)
Interest income	10	15	(5)	16	32	(16)
Interest expense	(10)	(10)	—	(17)	(22)	5
Total other (expenses) income, net	—	5	(5)	(1)	10	(11)
Income before income tax expense	$38	$62	$(24)	$61	$217	$(156)

Weighted average note rate - mortgage loans held for sale	6.2%	4.6%	1.6%	6.2%	3.8%	2.4%
Weighted average cost of funds - warehouse facilities (excluding facility fees)	6.7%	2.8%	3.9%	6.5%	2.3%	4.2%

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

Table 12. Originations - Key Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$1,592	$3,484	$(1,892)	$3,049	$10,230	$(7,181)
Other locked pull through adjusted volume(1)	2,227	3,001	(774)	3,815	6,587	(2,772)
Total pull through adjusted lock volume	$3,819	$6,485	$(2,666)	$6,864	$16,817	$(9,953)
Funded volume(2)	$3,822	$7,767	$(3,945)	$6,561	$19,340	$(12,779)
Volume of loans sold	$3,920	$9,400	$(5,480)	$6,792	$23,090	$(16,298)
Recapture percentage(3)	23.5%	29.2%	(5.7)%	24.2%	34.2%	(10.0)%
Refinance recapture percentage(4)	79.9%	59.7%	20.2%	76.1%	52.9%	23.2%
Purchase as a percentage of funded volume	62.7%	37.2%	25.5%	58.4%	28.5%	29.9%
Value of capitalized servicing on retained settlements	225 bps	194 bps	31 bps	220 bps	179 bps	41 bps

Originations Margin
Revenue	$97	$182	$(85)	$177	$506	$(329)
Pull through adjusted lock volume	$3,819	$6,485	$(2,666)	$6,864	$16,817	$(9,953)
Revenue as a percentage of pull through adjusted lock volume(5)	2.54%	2.81%	(0.27)%	2.58%	3.01%	(0.43)%

Expenses(6)	$59	$120	$(61)	$116	$289	$(173)
Funded volume	$3,822	$7,767	$(3,945)	$6,561	$19,340	$(12,779)
Expenses as a percentage of funded volume(7)	1.54%	1.54%	—%	1.77%	1.49%	0.28%

Originations Margin	1.00%	1.27%	(0.27)%	0.81%	1.52%	(0.71)%

(1)Pull through adjusted volume represents the expected funding from locks taken during the period.
(2)Funded volume for the period may include pull through adjusted lock volume from prior periods.
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

Originations Segment Revenues
Total revenues decreased during the three and six months ended June 30, 2023 compared to 2022 primarily driven by lower originations volume in 2023 that resulted in a decrease in capitalized servicing rights and a decline in net gain on loans originated and sold.

Originations Segment Expenses
Total expenses during the three and six months ended June 30, 2023 decreased when compared to 2022 primarily due to a decline in salaries, wages and benefits expense, and loan origination expenses. Salaries, wages and benefits expense declined in 2023 primarily due to decreased headcount and lower originations volumes in both the direct-to-consumer and correspondent channels. Loan origination expenses declined in 2023 primarily due to cost reduction initiatives in connection with decreased origination volumes.

Originations Segment Other (Expenses) Income, Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. Due to decreased originations volume, both interest income and interest expense declined, partially offset by higher interest rates, resulting in immaterial changes for total other (expenses) income, net, during the three and six months ended June 30, 2023 as compared to 2022.

Originations Margin
The Originations Margin for the three and six months ended June 30, 2023 decreased as compared to 2022 primarily due to lower revenue as a percentage of pull through adjusted lock volume driven by lower margins from a shift in channel mix from direct-to-consumer to correspondent and decline in total revenues driven by lower originations volume. Direct-to-consumer channel mix was 42% and 54% for the three months ended June 30, 2023, and 2022, and 44% and 61% for the six months ended June 30, 2023 and 2022, respectively.

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

The following table set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Corporate/Other - Operations
Total revenues	$21	$22	$(1)	$40	$34	$6
Total expenses	60	60	—	112	102	10
Interest expense	39	40	(1)	79	80	(1)
Other (expense) income, net	(5)	(5)	—	(14)	217	(231)

Key Metrics
Average exchange inventory under management	26,958	19,454	7,504	26,294	16,812	9,482

Total revenues, total expenses, interest expense and other (expense) income, net remained consistent during the three months ended June 30, 2023 as compared to 2022.

Total revenues increased during the six months ended June 30, 2023 as compared to 2022 primarily due to increased revenue from Xome driven by greater sales volume in connection with exchange inventory growth. Total expenses increased during the six months ended June 30, 2023 primarily due to an increase in allocated costs in 2023, driven by higher percentage of total headcount in Corporate/Other in 2023 following the workforce reduction in the Originations segment in 2022. Interest expense remained consistent during the six months ended June 30, 2023 as compared to 2022.

The change in other (expense) income, net, in the six months ended June 30, 2023 as compared to 2022 was primarily due to a gain of $223 that was recorded in the first quarter of 2022 upon completion of the Sagent Transaction.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of collateralized borrowing capacity on our MSR and other debt facilities. We held cash and cash equivalents on hand of $517 as of June 30, 2023 compared to $527 as of December 31, 2022. During the six months ended June 30, 2023, we generated net cash of $149 from operating activities and bought back 3.3 million shares of our outstanding common stock for a total cost of $146 as part of our stock repurchase program. We have sufficient borrowing capacity to support our operations. As of June 30, 2023, total available borrowing capacity for advance, warehouse, and MSR facilities was $10,750, of which $1,779 was collateralized and immediately available to draw. During the six months ended June 30, 2023, we increased capacity on our MSR facilities by $2,050.

There have been no significant changes to our sources and uses of cash as disclosed in our Annual Reports on Form 10-K for the year ended December 31, 2022.

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Six Months Ended June 30,
	2023	2022	Change
Net cash attributable to:
Operating activities	$149	$2,582	$(2,433)
Investing activities	(576)	(885)	309
Financing activities	412	(2,109)	2,521
Net decrease in cash, cash equivalents, and restricted cash	$(15)	$(412)	$397

Operating activities
Cash generated from operating activities decreased to $149 during the six months ended June 30, 2023 from $2,582 in 2022. The decrease was primarily due to a decline of $4,437 in cash generated from originations net sales activities driven by higher mortgage rates, partially offset by a decrease of $2,139 in cash used for the repurchase of loan assets out of Ginnie Mae securitizations.

Investing activities
Cash used in investing activities decreased to $576 during the six months ended June 30, 2023 from $885 in 2022. The decrease was primarily due to a decline of $310 in cash used for the purchase of mortgage servicing rights in 2023.

Financing activities
Our financing activities generated cash of $412 during the six months ended June 30, 2023 compared to cash used of $2,109 in 2022. The change was primarily due to a net borrowing of $630 in 2023 compared to net repayment of $1,597 in 2022 on our advance, warehouse and MSR facilities.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our operating subsidiary, Nationstar Mortgage LLC. As of June 30, 2023, we were in compliance with our required financial covenants.

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

As of June 30, 2023, we were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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

Table 15. Debt

	June 30, 2023	December 31, 2022
Advance facilities principal amount	$610	$669
Warehouse facilities principal amount	1,107	817
MSR facilities principal amount	1,809	1,410
Unsecured senior notes principal amount	2,700	2,700

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of June 30, 2023, we had a total borrowing capacity of $975, of which we could borrow an additional $365.

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. Our MSR facilities provide financing for our servicing portfolio and investments. As of June 30, 2023, we had a total borrowing capacity of $5,025 and $4,750 for warehouse and MSR facilities, of which we could borrow an additional $3,918 and $2,941, respectively.

Unsecured Senior Notes
In 2020 and 2021, we completed offerings of unsecured senior notes with maturity dates ranging from 2027 to 2031. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.125% to 6.000%. For more information regarding our indebtedness, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations
As of June 30, 2023, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Accounting Standards Update 2020-04, 2021-01 and 2022-06, collectively implemented as Accounting Standards Codification Topic 848 (“ASC 848”), Reference Rate Reform provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedge accounting and other transactions affected by the transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London Inter-Bank Offered Rate (“LIBOR”). If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reasons, interest rates on our floating rate loans, obligation derivatives, and other financial instruments tied to LIBOR rates, may be affected and need renegotiation with its lenders. In January 2021, ASU 2021-01 was issued to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining alignment due to reference rate reform are in scope of ASC 848. In December 2022, ASU 2022-06 was issued to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The guidance was effective upon issuance and may be applied prospectively to contract modifications, existing hedging relationships and other impacted transactions through December 31, 2024. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. At present, the Company has limited exposure to LIBOR based index rates. Due to the short-term maturities of the Company’s advance, warehouse and MSR facilities, substantially all the Company’s facilities have matured and transitioned away from LIBOR to alternative reference rates in 2022 when renewed. In addition, our derivative financial instruments are not tied to LIBOR rates. The Company does not expect ASU 2020-04 and ASU 2021-01 to have a material impact on our condensed consolidated financial statements.

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

Excess Spread.  MSRs with a third-party co-investment partner where the servicer receives a base servicing fee and the servicer and co-investment partner share the excess servicing fees. This co-investment strategy reduces the required upfront capital from the servicer when purchasing or investing in MSRs.

Excess Yield. The remaining servicing fees above the minimum servicing fee (“GSE Base Servicing Fee”), as defined by the agencies, whereby the rights to the excess fees are separated, securitized by the GSE’s and sold, while we retain the obligation to service the loan and therefore continue to receive the GSE Base Servicing Fee.

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

Option adjusted spread (“OAS”). The incremental spread added to the risk-free rate to reflect embedded (prepayment) optionality and other risk inherent in the MSRs or excess spread financing used to discount future cash flows for fair value purposes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the discussion included in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the types of market risks faced by us since December 31, 2022, except that we have increased the target hedge ratio on our MSR hedge position from 25% of the net duration risk in our MSR portfolio at year-end 2022 to a target of 75% as of June 30, 2023, with the goal of mitigating the risk to capital and tangible book value in a declining interest rate environment.

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

We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The discounted cash flow model incorporates prepayment speeds, OAS, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speed, OAS and cost to service. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs, forward delivery commitments on MBS and treasury futures, we rely on a model in determining the impact of interest rate shifts. In addition, the primary assumption used for IRLCs, is the borrower’s propensity to close their mortgage loans under the commitment.

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

We used June 30, 2023 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2023 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 16. Change in Fair Value

	June 30, 2023
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(71)	$64
Mortgage loans held for sale at fair value	4	(5)
Derivative financial instruments:
Interest rate lock commitments	6	(7)
Forward MBS trades	(11)	12
Total change in assets	(72)	64
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(2)	2
Excess spread financing at fair value	(3)	3
Derivative financial instruments:
Interest rate lock commitments	(2)	2
Forward MBS trades	(13)	13
Treasury futures	(49)	48
Total change in liabilities	(69)	68
Total, net change	$(3)	$(4)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2023.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2023, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2022, our Board of Directors authorized a new repurchase plan of $200 million of our outstanding common stock, of which $67 million remained as of June 30, 2023. In July 2023, our Board of Directors authorized an additional $200 million of our outstanding common stock. During the three months ended June 30, 2023, we repurchased shares of our common stock at a total cost of $57 million under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased (in thousands)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
April 2023	—	$—	—	$124
May 2023	616	$45.46	616	$96
June 2023	596	$48.54	596	$67
Total	1,212		1,212

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 14, 2023, Jay Bray, Chairman and Chief Executive Officer, entered into a pre-arranged stock trading plan (the “10b5-1 Plan”) with a brokerage firm to sell up to a maximum of 300,000 shares of the Company’s common stock between September 29, 2023 and September 30, 2024. The 10b5-1 Plan was designed to comply with the guidelines specified in Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, and is intended to satisfy the affirmative defense of Rule 10b5–1(c).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of May 10, 2023, by and among Mr. Cooper Group Inc., Home Point Capital Inc. and Heisman Merger Sub, Inc.	8-K	001-14667	2.1	05/11/2023
10.1	Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender					X
10.2
Amendment Number One, dated as of May 11, 2023 to the Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender
X
10.3
Amendment Number Two, dated as of June 23, 2023 to the Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender
X
10.4	Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender					X
10.5
Amendment Number One, dated June 23, 2023 to Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender
X
10.6
Amendment Number 8, dated June 6, 2023 to Mortgage Loan Participation Sale Agreement dated as of August 30, 2016 between JPMorgan Chase Bank, National Association, as purchaser and Nationstar Mortgage LLC, as seller
X
10.7
Amendment No. 10, dated as of June 27, 2023 to Master Repurchase Agreement dated as of May 17, 2019 among Nationstar Sub 1J LLC and Nationstar REO Sub 1J LLC, as seller parties, Nationstar Mortgage LLC, as guarantor and JPMorgan Chase Bank, National Association, as buyer
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

MR. COOPER GROUP INC.

July 26, 2023	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

July 26, 2023	/s/ Kurt Johnson
Date	Kurt Johnson Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)