Form 10-Q
period 2023-09-30
Mr. Cooper Group Inc.
filed 2023-10-25
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of October 20, 2023 was 65,860,343.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$553	$527
Restricted cash	151	175
Mortgage servicing rights at fair value	8,504	6,654
Advances and other receivables, net of reserves of $164 and $137, respectively	758	1,019
Mortgage loans held for sale at fair value	893	893
Property and equipment, net of accumulated depreciation of $136 and $122, respectively	59	65
Deferred tax assets, net	499	703
Other assets	2,010	2,740
Total assets	$13,427	$12,776

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$3,147	$2,673
Advance, warehouse and MSR facilities, net	3,545	2,885
Payables and other liabilities	1,964	2,633
MSR related liabilities - nonrecourse at fair value	467	528
Total liabilities	9,123	8,719
Commitments and contingencies (Note 16)
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,081	1,104
Retained earnings	4,256	3,802
Treasury shares at cost - 27.4 million and 24.0 million shares, respectively	(1,034)	(850)
Total stockholders’ equity	4,304	4,057
Total liabilities and stockholders’ equity	$13,427	$12,776

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Service related, net	$432	$395	$1,095	$1,610
Net gain on mortgage loans held for sale	142	115	295	551
Total revenues	574	510	1,390	2,161
Expenses:
Salaries, wages and benefits	166	183	470	614
General and administrative	135	133	370	368
Total expenses	301	316	840	982
Interest income	167	83	369	169
Interest expense	(146)	(104)	(378)	(321)
Other income (expense), net	58	(20)	44	197
Total other income (expense), net	79	(41)	35	45
Income before income tax expense	352	153	585	1,224
Less: Income tax expense	77	40	131	302
Net income	$275	$113	$454	$922

Earnings per share
Basic	$4.14	$1.59	$6.70	$12.71
Diluted	$4.06	$1.55	$6.58	$12.37

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at June 30, 2022	71,651	$1	$1,094	$3,688	$(747)	$4,036	$1	$4,037
Shares issued / (surrendered) under incentive compensation plan	42	—	(2)	—	1	(1)	—	(1)
Share-based compensation	—	—	7	—	—	7	—	7
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(1,136)	—	—	—	(50)	(50)	—	(50)
Net income	—	—	—	113	—	113	—	113
Balance at September 30, 2022	70,557	$1	$1,099	$3,801	$(796)	$4,105	$—	$4,105

Balance at June 30, 2023	66,848	$1	$1,074	$3,981	$(977)	$4,079	$—	$4,079
Shares issued / (surrendered) under incentive compensation plan	25	—	(1)	—	1	—	—	—
Share-based compensation	—	—	8	—	—	8	—	8
Repurchase of common stock	(1,039)	—	—	—	(58)	(58)	—	(58)
Net income	—	—	—	275	—	275	—	275
Balance at September 30, 2023	65,834	$1	$1,081	$4,256	$(1,034)	$4,304	$—	$4,304

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2022	73,777	$1	$1,116	$2,879	$(630)	$3,366	$1	$3,367
Shares issued / (surrendered) under incentive compensation plan	898	—	(41)	—	19	(22)	—	(22)
Share-based compensation	—	—	24	—	—	24	—	24
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(4,118)	—	—	—	(185)	(185)	—	(185)
Net income	—	—	—	922	—	922	—	922
Balance at September 30, 2022	70,557	$1	$1,099	$3,801	$(796)	$4,105	$—	$4,105

Balance at January 1, 2023	69,266	$1	$1,104	$3,802	$(850)	$4,057	$—	$4,057
Shares issued / (surrendered) under incentive compensation plan	902	—	(44)	—	20	(24)	—	(24)
Share-based compensation	—	—	21	—	—	21	—	21
Repurchase of common stock	(4,334)	—	—	—	(204)	(204)	—	(204)
Net income	—	—	—	454	—	454	—	454
Balance at September 30, 2023	65,834	$1	$1,081	$4,256	$(1,034)	$4,304	$—	$4,304

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$454	$922
Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax expense	108	280
Net gain on mortgage loans held for sale	(295)	(551)
Provision for servicing and non-servicing reserves	26	22
Fair value changes in mortgage servicing rights	140	(719)
Fair value changes in MSR related liabilities	(2)	134
Depreciation and amortization for property and equipment and intangible assets	28	29
Gain on disposition of assets	—	(223)
Bargain purchase gain	(96)	—
Loss on MSR hedging activities	244	329
(Gain) loss on MSR sales	(29)	1
Other operating activities	88	75
Repurchases of loan assets out of Ginnie Mae securitizations	(984)	(2,904)
Mortgage loans originated and purchased for sale, net of fees	(10,104)	(25,120)
Sales proceeds and loan payment proceeds for mortgage loans held for sale	11,187	30,438
Changes in assets and liabilities:
Advances and other receivables	291	355
Other assets	(137)	287
Payables and other liabilities	(147)	(211)
Net cash attributable to operating activities	772	3,144

Investing Activities
Acquisitions of business, net of cash acquired	(522)	—
Acquisition of assets	(34)	—
Property and equipment additions, net of disposals	(16)	(14)
Purchase of mortgage servicing rights	(1,073)	(1,257)
Proceeds on sale of mortgage servicing rights and excess yield	560	284
Other investing activities	(3)	—
Net cash attributable to investing activities	(1,088)	(987)

Financing Activities
Increase (decrease) in advance, warehouse and MSR facilities	617	(1,933)
Settlements and repayment of excess spread financing	(59)	(373)
Repurchase of common stock	(204)	(185)
Other financing activities	(36)	(29)
Net cash attributable to financing activities	318	(2,520)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2	(363)
Cash, cash equivalents, and restricted cash - beginning of period	702	1,041
Cash, cash equivalents, and restricted cash - end of period(1)	$704	$678

Supplemental Disclosures of Non-cash Investing Activities
Equity consideration received from disposition of assets	$—	$250
Purchase of mortgage servicing rights	$40	$7
Mortgage servicing rights sales price holdback	$27	$15

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$553	$530
Restricted cash	151	148
Total cash, cash equivalents, and restricted cash	$704	$678
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

Recent Accounting Guidance Adopted
The Company did not adopt any accounting guidance during the nine months ended September 30, 2023 that had a material impact on its condensed consolidated financial statements or disclosures.

2. Acquisitions

Acquisition of Assets
During the second quarter of 2023, the Company acquired certain assets and liabilities of Rushmore Loan Management Services, LLC (“Rushmore”) for a total purchase price of $34 (the “Rushmore Transaction”). Assets acquired were recorded in the Servicing segment and primarily included subservicing contracts and related servicing advances and receivables. The Company accounted for the transaction as an asset acquisition in accordance with Accounting Standard Codification Topic 805, Business Combinations (“ASC 805”), whereby the purchase price represents relative fair value of assets and liabilities acquired.

Acquisition of Roosevelt Management Company and Affiliated Companies
In July 2023, the Company acquired all the equity interests of Roosevelt Management Company, LLC (“Roosevelt”), an investment management firm, and its affiliated subsidiaries including Rushmore Loan Management Services, LLC and other entities, for a total purchase price of $28 (“Roosevelt Transaction”). The Company accounted for the transaction as a business combination in accordance with ASC 805 using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess of the purchase price over those fair values allocated to goodwill. The Company recorded $4 of intangible assets and $21 of goodwill based on preliminary purchase price allocation. $5 and $16 of the goodwill is assigned to Servicing segment and Corporate/Other segment, respectively. The goodwill will be deductible for tax purposes. During the three and nine months ended September 30, 2023, the Company incurred $8 of acquisition costs related to the Roosevelt Transaction. The financial results of Rushmore and Roosevelt were included in Servicing segment and Corporate/Other segment, respectively.

Acquisition of Home Point Capital Inc.
In May 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) and a mortgage servicing rights purchase and sale agreement with Home Point Capital Inc.(“Home Point”), a Delaware corporation. Per the Merger Agreement, the Company agreed to commence a tender offer to acquire all of the outstanding shares of common stock of Home Point, other than certain excluded shares. The Home Point transaction closed in the third quarter of 2023 for total consideration of approximately $658. The transaction was executed in two steps. The first step was a bulk purchase of a portion of Home Point’s mortgage servicing rights (“MSR”) portfolio for $335. The second step of the transaction was the tender offer to acquire outstanding shares of common stock of Home Point, which included the benefit of the cash paid in the bulk purchase of Home Point’s MSR portfolio. The net consideration paid for the two steps of the transaction was $323, or $2.33 per share.

The Company accounted for the combined transaction as a business combination in accordance with ASC 805 using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company acquired $1.2 billion MSR and assumed a senior note with a principal balance of $500, among other acquired net assets. The Company recorded a preliminary bargain purchase gain of $96 in “other income (expense), net” within the condensed consolidated statements of operations and reported under Corporate/Other segment, which represents the excess of the estimated fair value of net assets acquired over the consideration transferred. The Company believes it was able to negotiate a bargain purchase price due to seller’s operational challenges from significant market volatility, as well as the seller’s desire to exit the business in an expedited manner. During the three and nine months ended September 30, 2023, the Company incurred $5 of acquisition costs related to the Home Point transaction.

3. Dispositions

Sale of Mortgage Servicing Platform
On March 31, 2022, the Company completed the sale of certain assets and liabilities of its servicing and subservicing technology platform for performing and non-performing mortgage loans (the “Mortgage Servicing Platform”) to Sagent M&C, LLC (“Sagent”), in exchange for Class A-1 Common Units equal to 19.9% ownership of Sagent, and the sale of certain tangible personal property of the Company used in the conduct of the Mortgage Servicing Platform in exchange for $9.9 in cash, for total consideration of $260 (the “Sagent Transaction”). In connection with the Sagent Transaction, the Company recorded a gain of $223, which was included in “other income (expense), net” within the condensed consolidated statements of operations, and recorded $4 transaction costs during the nine months ended September 30, 2022. No transaction costs were recorded in the three months ended September 30, 2022. The net carrying amount of assets and liabilities transferred in connection with the Sagent Transaction was $31 and reported under Corporate/Other.

The Company accounts for the equity interest under the equity method of accounting, as the Company has the ability to exercise significant influence over Sagent’s operating and financial decisions but does not own a majority equity interest or otherwise control the respective entity. Under the equity method of accounting, the investment is initially stated at cost and subsequently adjusted for additional investments and the Company’s proportionate share of Sagent’s earnings or losses and distributions. The initial cost of the equity interest recorded was $250, which represented the fair value as of March 31, 2022. The Company recorded a loss of $4 and $15 during the three and nine months ended September 30, 2023, respectively, related to the Company's proportionate share of net loss of Sagent. The Company recorded a $5 loss during the three and nine months ended September 30, 2022 related to the Company's proportionate share of net loss of Sagent. The Company’s investment in Sagent was $222 as of September 30, 2023.

4. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s MSR and the related liabilities. In estimating the fair value of all mortgage servicing rights and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	September 30, 2023	December 31, 2022
MSRs - fair value	$8,504	$6,654

Excess spread financing at fair value	$446	$509
Mortgage servicing rights financing at fair value	21	19
MSR related liabilities - nonrecourse at fair value	$467	$528

Mortgage Servicing Rights
The following table sets forth the activities of MSRs:

	Nine Months Ended September 30,
MSRs - Fair Value	2023	2022
Fair value - beginning of period	$6,654	$4,223
Additions:
Servicing retained from mortgage loans sold	219	481
Purchases and acquisitions of servicing rights	2,305	1,256
Dispositions:
Sales of servicing assets and excess yield	(555)	(293)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	304	1,363
Changes in valuation due to amortization	(444)	(644)
Other changes(1)	21	22
Fair value - end of period	$8,504	$6,408

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

During the nine months ended September 30, 2023 and 2022, the Company sold $23,789 and $20,723 in unpaid principal balance (“UPB”) of MSRs, of which $22,640 and $19,692 were retained by the Company as subservicer, respectively.

During the nine months ended September 30, 2023, certain agencies entered into agreements with the Company to purchase excess servicing cash flows (“excess yield”) on certain agency loans with a total UPB of approximately $41,958 for total proceeds of $294. The Company recorded a gain of $33 through the mark-to-market adjustments within “revenues - service related, net” in the condensed consolidated statements of operations.

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

The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	September 30, 2023		December 31, 2022
MSRs - UPB and Fair Value Breakdown by Investor Pools	UPB	Fair Value	UPB	Fair Value
Agency	$501,315	$8,193	$380,502	$6,322
Non-agency	27,009	311	30,880	332
Total	$528,324	$8,504	$411,382	$6,654

Refer to Note 14, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Option Adjusted Spread(1)		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2023
Mortgage servicing rights	$(341)	$(655)	$(179)	$(348)	$(80)	$(159)

	Discount Rate		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2022
Mortgage servicing rights	$(266)	$(511)	$(136)	$(264)	$(61)	$(122)

(1)Beginning in the second quarter of 2023, the Company valued MSRs using a stochastic option adjusted spread (“OAS”) instead of a static discount rate. Refer to Note 14, Fair Value Measurements, for further discussion.

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

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $446 and $509, with UPB of $76,732 and $83,706 as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 14, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Option Adjusted Spread(1)		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2023
Excess spread financing	$15	$32	$9	$17

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2022
Excess spread financing	$19	$40	$11	$22

(1)Beginning in the second quarter of 2023, the Company valued excess spread financing using a stochastic OAS instead of a static discount rate. Refer to Note 14, Fair Value Measurements, for further discussion.

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $21 and $19 as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 14, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Revenues - Service Related, net
The following table sets forth the items comprising total “revenues - service related, net”:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues - Service Related, net	2023	2022	2023	2022
Contractually specified servicing fees(1)	$440	$371	$1,231	$1,076
Other service-related income(1)	25	22	58	94
Incentive and modification income(1)	18	4	32	22
Servicing late fees(1)	24	19	68	57
Mark-to-market adjustments - Servicing
MSR MTM	270	239	304	1,363
Loss on MSR hedging activities	(192)	(100)	(244)	(329)
(Loss) gain on MSR sales	(3)	(2)	29	(1)
Reclassifications(2)	(8)	(10)	(26)	(22)
Excess spread / MSR financing MTM	(4)	(3)	2	(134)
Total mark-to-market adjustments - Servicing	63	124	65	877
Amortization, net of accretion
MSR amortization	(171)	(183)	(444)	(644)
Excess spread accretion	11	14	32	74
Total amortization, net of accretion	(160)	(169)	(412)	(570)
Originations service fees(3)	18	20	45	86
Corporate/Xome related service fees	22	22	62	56
Other(4)	(18)	(18)	(54)	(88)
Total revenues - Service Related, net	$432	$395	$1,095	$1,610

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues. Amounts also include servicing fees from loans sold with servicing retained of $175 and $172 for the three months ended September 30, 2023 and 2022, respectively, and $528 and $488 for the nine months ended September 30, 2023 and 2022, respectively.
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

5. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	September 30, 2023	December 31, 2022
Servicing advances, net of $12 purchase discount	$813	$1,053
Receivables from agencies, investors and prior servicers, net of $7 purchase discount	109	103
Reserves	(164)	(137)
Total advances and other receivables, net	$758	$1,019

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reserves for Advances and Other Receivables	2023	2022	2023	2022
Balance - beginning of period	$156	$150	$137	$167
Provision	8	10	26	22
Reclassifications(1)	11	9	27	31
Write-offs	(11)	(26)	(26)	(77)
Balance - end of period	$164	$143	$164	$143

(1)Reclassifications represent required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended September 30,
	2023		2022
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$9	$7	$14	$8
Addition from acquisition(1)	4	—	—	—
Utilization of purchase discounts	(1)	—	(2)	(1)
Balance - end of period	$12	$7	$12	$7

	Nine Months Ended September 30,
	2023		2022
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$12	$7	$19	$12
Addition from acquisition(1)	4	—	—	—
Utilization of purchase discounts	(4)	—	(7)	(5)
Balance - end of period	$12	$7	$12	$7

(1)In connection with the acquisition of Home Point during the third quarter of 2023, the Company recorded the acquired advances and other receivables at estimate fair value as of the acquisition date, which resulted in a purchase discount of $4. Refer to Note 2, Acquisitions, for discussion of the Home Point acquisition.

Credit Loss for Advances and Other Receivables
As of September 30, 2023, the total current expected credit loss (“CECL”) reserve was $36, of which $29 and $7 were recorded in reserves and purchase discount for advances and other receivables, respectively. As of September 30, 2022, the total CECL reserve was $34, of which $27 and $7 were recorded in reserves and purchase discount for advances and other receivables, respectively. There were no material changes to CECL reserves during the three and nine months ended September 30, 2023 and 2022.

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

6. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	September 30, 2023	December 31, 2022
Mortgage loans held for sale – UPB	$932	$921
Mark-to-market adjustment(1)	(39)	(28)
Total mortgage loans held for sale	$893	$893

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in “revenues - net gain on mortgage loans held for sale” in the condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Nine Months Ended September 30,
Mortgage Loans Held for Sale	2023	2022
Balance - beginning of period	$893	$4,381
Loans sold and loan payments received	(11,146)	(30,648)
Mortgage loans originated and purchased, net of fees	10,155	25,120
Repurchase of loans out of Ginnie Mae securitizations(1)	984	2,904
Net change in unrealized gain (loss) on retained loans held for sale	10	(177)
Net transfers of mortgage loans held for sale(2)	(3)	1
Balance - end of period	$893	$1,581

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

For the nine months ended September 30, 2023 and 2022, the Company recorded a total realized gain of $42 and loss of $208 from total sales proceeds of $10,990 and $30,185, respectively, on the sale of mortgage loans held for sale.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	September 30, 2023		December 31, 2022
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$41	$32	$102	$87

(1)Non-accrual UPB includes $32 and $90 of UPB related to Ginnie Mae repurchased loans as of September 30, 2023 and December 31, 2022, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $26 and $65 as of September 30, 2023 and December 31, 2022, respectively.

7. Loans Subject to Repurchase from Ginnie Mae

Loans are sold to Ginnie Mae in conjunction with the issuance of mortgage-backed securities. The Company, as the issuer of the mortgage-backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $1,027 and $1,865 as of September 30, 2023 and December 31, 2022, respectively, which are included in both “other assets” and “payables and other liabilities” in the condensed consolidated balance sheets.

8. Goodwill and Intangible Assets

The Company had goodwill of $141 and $120, and intangible assets of $30 and $8 as of September 30, 2023 and December 31, 2022, respectively. In connection with the Rushmore Transaction during the second quarter of 2023, the Company recorded $23 of intangible assets, which primarily consist of subservicing customer relationships. In connection with the Roosevelt Transaction during the third quarter of 2023, the Company recorded $4 of intangible assets and $21 of goodwill. See Note 2, Acquisitions, for further details. Goodwill and intangible assets are included in “other assets” within the condensed consolidated balance sheets.

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

		September 30, 2023		Nine Months Ended September 30, 2023
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2023	$304	$6	$(4)
Derivative financial instruments
IRLCs	2023	$813	$22	$—
LPCs	2023	121	1	—
Forward MBS trades	2023	1,383	13	74
Treasury futures	2023	5	—	—
Total derivative financial instruments - assets		$2,322	$36	$74
Liabilities
Derivative financial instruments
IRLCs	2023	$40	$—	$—
LPCs	2023	288	2	—
Forward MBS trades	2023	1,249	28	(97)
Treasury futures	2023	2,353	65	(196)
Total derivative financial instruments - liabilities		$3,930	$95	$(293)

		September 30, 2022		Nine Months Ended September 30, 2022
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2022	$439	$(3)	$(28)
Derivative financial instruments
IRLCs	2022	$1,118	$21	$(113)
LPCs	2022	53	1	(2)
Forward MBS trades	2022	2,296	74	542
Treasury futures	2022	—	—	4
Total derivative financial instruments - assets		$3,467	$96	$431
Liabilities
Derivative financial instruments
IRLCs	2022	$551	$8	$(8)
LPCs	2022	223	5	(2)
Forward MBS trades	2022	458	19	(72)
Treasury futures	2022	806	62	(262)
Total derivative financial instruments - liabilities		$2,038	$94	$(344)

As of September 30, 2023, the Company held $135 and $8 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2022 the Company held $49 and $1 in collateral deposits and collateral obligations on derivative instruments, respectively. Collateral deposits and collateral obligations are recorded in “other assets” and “payables and other liabilities”, respectively, in the Company’s condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

10. Indebtedness

Advance, Warehouse and MSR Facilities

				September 30, 2023		December 31, 2022
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$350 advance facility	October 2024	Servicing advance receivables	$350	$129	$166	$150	$189
$250 advance facility(1)	November 2024	Servicing advance receivables	250	207	284	308	410
$250 advance facility	January 2024	Servicing advance receivables	250	177	200	171	209
$75 advance facility	December 2023	Servicing advance receivables	75	35	52	40	45
Advance facilities principal amount				548	702	669	853

Warehouse Facilities
$1,500 warehouse facility	June 2024	Mortgage loans or MBS	1,500	162	163	206	272
$750 warehouse facility	June 2024	Mortgage loans or MBS	750	115	150	135	133
$750 warehouse facility	October 2024	Mortgage loans or MBS	750	124	130	202	209
$500 warehouse facility	June 2024	Mortgage loans or MBS	500	39	44	76	80
$500 warehouse facility(2)	August 2024	Mortgage loans or MBS	500	88	90	31	32
$300 warehouse facility	November 2023	Mortgage loans or MBS	300	137	141	115	117
$250 warehouse facility(3)	September 2025	Mortgage loans or MBS	250	14	16	14	17
$200 warehouse facility	December 2024	Mortgage loans or MBS	200	48	50	18	21
$200 warehouse facility	January 2024	Mortgage loans or MBS	200	45	70	—	—
$100 warehouse facility	April 2024	Mortgage loans or MBS	100	40	51	19	28
$100 warehouse facility	April 2024	Mortgage loans or MBS	100	—	—	—	—
$75 warehouse facility	December 2023	Mortgage loans or MBS	75	5	5	1	1
$1 warehouse facility	December 2023	Mortgage loans or MBS	1	—	—	—	—
Warehouse facilities principal amount				817	910	817	910

MSR Facilities
$1,500 warehouse facility(1)	November 2024	MSR	1,500	250	2,303	260	2,284
$1,500 warehouse facility	April 2025	MSR	1,500	900	1,324	380	927
$750 warehouse facility(3)	September 2025	MSR	750	325	1,391	380	1,482
$500 warehouse facility	June 2025	MSR	500	255	705	365	732
$500 warehouse facility	April 2025	MSR	500	210	396	—	—
$500 warehouse facility	June 2025	MSR	500	225	434	—	—
$50 warehouse facility	November 2024	MSR	50	30	67	25	74
MSR facilities principal amount				2,195	6,620	1,410	5,499

Advance, warehouse and MSR facilities principal amount				3,560	8,232	2,896	7,262
Unamortized debt issuance costs				(15)		(11)
Advance, warehouse and MSR facilities, net				$3,545		$2,885

(1)Total capacity for this facility is $1,750, of which $250 is internally allocated for advance financing and $1,500 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations.
(2)In October 2023, the Company decreased the capacity to $350.
(3)The capacity amount for this facility is $1,000, of which $750 is a sublimit for MSR financing.

The weighted average interest rate for advance facilities was 7.8% and 4.5% for the three months ended September 30, 2023 and 2022, respectively, and 7.6% and 3.4% for the nine months ended September 30, 2023 and 2022, respectively. The weighted average interest rate for warehouse and MSR facilities was 7.8% and 4.6% for the three months ended September 30, 2023 and 2022, respectively, and 7.4% and 3.3% for the nine months ended September 30, 2023 and 2022, respectively.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	September 30, 2023	December 31, 2022
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	$850	$850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
$550 face value, 5.000% interest rate payable semi-annually, due February 2026(1)	500	—
Unsecured senior notes principal amount	3,200	2,700
Purchase discount(1) and unamortized debt issuance costs	(53)	(27)
Unsecured senior notes, net	$3,147	$2,673

(1)In connection with the Home Point transaction in the third quarter of 2023, the Company assumed an unsecured senior note with a principal balance of $500 and recorded a purchase discount of $32 on the acquisition date, of which $2 has been accreted in the nine months ended September 30, 2023. See Note 2, Acquisitions, for further details.

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the nine months ended September 30, 2023 and 2022.

As of September 30, 2023, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2023 through 2025	$—
2026	500
2027	600
Thereafter	2,100
Total unsecured senior notes principal amount	$3,200

Interest Expense
Interest expense primarily includes interest incurred on advance, warehouse and MSR facilities, unsecured senior notes, excess spread financing and compensating bank balances, as well as bank fees. The Company incurred interest expense related to advance, warehouse and MSR facilities, unsecured senior notes and excess spread financing of $131 and $342 for the three and nine months ended September 30, 2023, respectively, and $90 and $266 for the three and nine months ended September 30, 2022, respectively.

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of September 30, 2023.

11. Securitizations and Financings

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	September 30, 2023	December 31, 2022
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$92	$78
Advances and other receivables, net	366	398
Total assets	$458	$476

Liabilities
Advance facilities, net(1)	$306	$321
Payables and other liabilities	1	1
Total liabilities	$307	$322

(1)Refer to advance facilities in Note 10, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	September 30, 2023	December 31, 2022
Total collateral balances - UPB	$901	$976
Total certificate balances	$876	$949

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of September 30, 2023 and December 31, 2022. Therefore, it does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	September 30, 2023	December 31, 2022
Unconsolidated securitization trusts	$93	$119

12. Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the sum of the weighted average number of shares of common stock and any dilutive securities outstanding during the period. The Company’s potentially dilutive securities are share-based awards. The Company applies the treasury stock method to determine the dilutive weighted average number of shares of common stock outstanding based on the outstanding share-based awards. As of September 30, 2023 and December 31, 2022, the Company had 10 million preferred shares authorized at par value of $0.00001 per share, with zero shares issued and outstanding and aggregate liquidation preference of zero dollars.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Earnings Per Share	2023	2022	2023	2022
Net income	$275	$113	$454	$922

Weighted average shares of common stock outstanding (in thousands):
Basic	66,424	71,175	67,719	72,569
Dilutive effect of stock awards	1,244	1,703	1,319	1,988
Diluted	67,668	72,878	69,038	74,557

Earnings per common share
Basic	$4.14	$1.59	$6.70	$12.71
Diluted	$4.06	$1.55	$6.58	$12.37

13. Income Taxes

The effective tax rate for operations was 21.7% and 22.3% for the three and nine months ended September 30, 2023, and 26.4% and 24.7% for the three and nine months ended September 30, 2022, respectively. The effective tax rates differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation.

The change in effective rate during the three and nine months ended September 30, 2023 as compared to 2022 is primarily attributable to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from stock-based compensation.

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

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$893	$—	$792	$101
Mortgage servicing rights	8,504	—	—	8,504
Equity investments	9	1	—	8
Derivative financial instruments
IRLCs	22	—	—	22
LPCs	1	—	—	1
Forward MBS trades	13	—	13	—

Liabilities
Derivative financial instruments
LPCs	2	—	—	2
Forward MBS trades	28	—	28	—
Treasury futures	65	—	65	—
Mortgage servicing rights financing	21	—	—	21
Excess spread financing	446	—	—	446

	December 31, 2022
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$893	$—	$819	$74
Mortgage servicing rights	6,654	—	—	6,654
Equity investments	47	2	—	45
Derivative financial instruments
IRLCs	22	—	—	22
Forward MBS trades	8	—	8	—
LPCs	1	—	—	1

Liabilities
Derivative financial instruments
Forward MBS trades	9	—	9	—
LPCs	1	—	—	1
Treasury futures	14	—	14	—
Mortgage servicing rights financing	19	—	—	19
Excess spread financing	509	—	—	509

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Nine Months Ended September 30, 2023
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$6,654	$74	$45	$22	$509	$19
Changes in fair value included in earnings	(140)	3	(37)	—	(4)	2
Purchases/additions (1)	2,305	130	—	—	—	—
Issuances	219	—	—	—	—	—
Sales/dispositions (2)	(555)	(105)	—	—	—	—
Repayments	—	(3)	—	—	(5)	—
Settlements	—	—	—	—	(54)	—
Other changes	21	2	—	—	—	—
Balance - end of period	$8,504	$101	$8	$22	$446	$21

	Nine Months Ended September 30, 2022
	Assets			Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$4,223	$54	$134	$768	$10
Changes in fair value included in earnings	719	(9)	(113)	124	10
Purchases	1,256	—	—	—	—
Issuances	481	—	—	—	—
Sales	(293)	—	—	—	—
Repayments	—	—	—	(293)	—
Settlements	—	—	—	(80)	—
Other changes	22	—	—	—	—
Balance - end of period	$6,408	$45	$21	$519	$20

(1)Additions for mortgages loans held for sale include loans that are purchased or transferred in.
(2)Dispositions for mortgage loans held for sales include loans that are sold or transferred out.

The Company had immaterial LPCs assets and liabilities as of September 30, 2023 and 2022. No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the nine months ended September 30, 2023 and 2022.

The table below presents the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

	September 30, 2023			December 31, 2022
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSRs(1)
Option adjusted spread(2)	6.9%	12.3%	8.0%	N/A	N/A	N/A
Discount rate	N/A	N/A	N/A	10.4%	13.7%	11.4%
Prepayment speed	6.1%	9.8%	7.0%	6.3%	12.2%	7.2%
Cost to service per loan(3)	$56	$151	$80	$54	$155	$80
Average life(4)			8.2 years			8.1 years

Mortgage loans held for sale
Market pricing	45.0%	99.5%	88.3%	37.3%	114.7%	77.4%

IRLCs
Value of servicing (reflected as a percentage of loan commitment)	0.8%	4.6%	1.9%	(0.6)%	3.9%	2.3%

Excess spread financing(1)
Option adjusted spread(2)	7.0%	12.3%	8.8%	N/A	N/A	N/A
Discount rate	N/A	N/A	N/A	10.0%	13.8%	11.3%
Prepayment speed	7.5%	10.5%	8.5%	6.9%	13.3%	9.2%
Average life(4)			6.7 years			6.6 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	6.5%	8.8%	7.7%	5.2%	8.6%	7.1%
Annual advance recovery rates	12.6%	15.4%	13.5%	15.9%	20.6%	17.3%

(1)The inputs are weighted by investor.
(2)OAS represents incremental spread above a risk-free rate (one-month SOFR), which is an observable input. See discussion on methodology above.
(3)Presented in whole dollar amounts.
(4)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	September 30, 2023
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$553	$553	$—	$—
Restricted cash	151	151	—	—
Advances and other receivables, net	758	—	—	758
Loans subject to repurchase from Ginnie Mae	1,027	—	1,027	—
Financial liabilities
Unsecured senior notes, net	3,147	—	2,815	—
Advance, warehouse and MSR facilities, net	3,545	—	3,560	—
Liability for loans subject to repurchase from Ginnie Mae	1,027	—	1,027	—

	December 31, 2022
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$527	$527	$—	$—
Restricted cash	175	175	—	—
Advances and other receivables, net	1,019	—	—	1,019
Loans subject to repurchase from Ginnie Mae	1,865	—	1,865	—
Financial liabilities
Unsecured senior notes, net	2,673	—	2,209	—
Advance, warehouse and MSR facilities, net	2,885	—	2,896	—
Liability for loans subject to repurchase from Ginnie Mae	1,865	—	1,865	—

15. Capital Requirements

Fannie Mae, Freddie Mac, Ginnie Mae and certain private label mortgage investors require the Company to maintain minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s primary operating subsidiary, Nationstar Mortgage LLC, as well as Rushmore Loan Management Services, LLC, which was acquired during the third quarter of 2023 in connection with the Roosevelt Transaction. As of September 30, 2023, the Company was in compliance with its selling and servicing capital requirements.

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

The Company will continue to monitor legal matters for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expenses for the Company include legal settlements and the fees paid to external legal service providers and are included in general and administrative expenses on the condensed consolidated statements of operations. The Company recorded legal-related expenses, net of recoveries, which includes legal settlements and fees paid to external legal service providers, of $8 and $29 during the three and nine months ended September 30, 2023, respectively, and $7 and $15 for the three and nine months ended September 30, 2022, respectively, which are included in “expenses - general and administrative” on the unaudited condensed consolidated statements of operations. Management currently believes the aggregate range of reasonably possible loss is $2 to $3 in excess of the accrued liability (if any) related to those matters as of September 30, 2023. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate.

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. As of September 30, 2023, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

As a seller of mortgage loans to Agencies and other third parties, the Company may be required to indemnify or repurchase mortgage loans that fail to meet certain customary representations and warranties made in conjunction with sales of mortgage loans. The repurchase reserve liability related to such customary representations and warranties was $81 and $22 as of September 30, 2023 and December 31, 2022, respectively, which are included in “payables and other liabilities” within the condensed consolidated balance sheets.

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

17. Segment Information

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

During the three months ended September 30, 2023, the Company collapsed a securitization with a bond balance of $82, secured by mortgage loans with an approximate UPB of $207. The loans were sold to a third party. A net gain on sale of $67 was recorded on the transaction, which was included in “gain on mortgage loans held for sale”, within the condensed statements of operations and reported under Servicing.

Originations: This segment originates residential mortgage loans through our direct-to-consumer channel, which provides refinance options for our existing customers, and through our correspondent channel, which purchases or originates loans from mortgage bankers.

Corporate/Other: Functional expenses are allocated to individual segments based on the actual cost of services performed, direct resource utilization, or headcount percentage for shared services. During the fourth quarter of 2022, the Company began allocating shared services based on headcount instead of an estimate of percentage use as it changed its segment measures provided to and used by the chief operating decision maker. As a result, all costs for shared services are allocated to individual segments based on headcount. The Company recast segment information for the historical periods presented herein to reflect the allocation method change and to conform to the current presentation. The change affects total expenses for Servicing and Originations segments and Corporate/Other, but had no effect on condensed consolidated statements of operations. Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to the Company’s operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties. Eliminations are included in Corporate/Other, including the eliminations related to intersegment hedge fair value changes.

The following tables present financial information by segment:

	Three Months Ended September 30, 2023
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$392	$18	$22	$432
Net gain on mortgage loans held for sale	72	70	—	142
Total revenues	464	88	22	574
Total expenses	172	58	71	301
Interest income	157	10	—	167
Interest expense	(88)	(11)	(47)	(146)
Other income, net	—	—	58	58
Total other income (expenses), net	69	(1)	11	79
Income (loss) before income tax expense	$361	$29	$(38)	$352
Depreciation and amortization for property and equipment and intangible assets	$4	$2	$4	$10
Total assets	$10,916	$868	$1,643	$13,427

	Three Months Ended September 30, 2022
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$353	$20	$22	$395
Net (loss) gain on mortgage loans held for sale	(21)	136	—	115
Total revenues	332	156	22	510
Total expenses	147	111	58	316
Interest income	71	12	—	83
Interest expense	(53)	(11)	(40)	(104)
Other expense, net	—	—	(20)	(20)
Total other income (expenses), net	18	1	(60)	(41)
Income (loss) before income tax expense	$203	$46	$(96)	$153
Depreciation and amortization for property and equipment and intangible assets	$6	$5	$(2)	$9
Total assets	$9,703	$1,252	$1,860	$12,815

	Nine Months Ended September 30, 2023
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$988	$45	$62	$1,095
Net gain on mortgage loans held for sale	75	220	—	295
Total revenues	1,063	265	62	1,390
Total expenses	484	173	183	840
Interest income	343	26	—	369
Interest expense	(224)	(28)	(126)	(378)
Other income, net	—	—	44	44
Total other income (expenses), net	119	(2)	(82)	35
Income (loss) before income tax expense	$698	$90	$(203)	$585
Depreciation and amortization for property and equipment and intangible assets	$9	$6	$13	$28
Total assets	$10,916	$868	$1,643	$13,427

	Nine Months Ended September 30, 2022
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$1,468	$86	$56	$1,610
Net (loss) gain on mortgage loans held for sale	(25)	576	—	551
Total revenues	1,443	662	56	2,161
Total expenses	412	410	160	982
Interest income	125	44	—	169
Interest expense	(168)	(33)	(120)	(321)
Other income, net	—	—	197	197
Total other (expenses) income, net	(43)	11	77	45
Income (loss) before income tax expense	$988	$263	$(27)	$1,224
Depreciation and amortization for property and equipment and intangible assets	$16	$14	$(1)	$29
Total assets	$9,703	$1,252	$1,860	$12,815

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

Overview

We are a leading servicer of residential mortgage loans. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio from $10 billion in 2009 to $937 billion as of September 30, 2023. We believe this track record reflects our strong operating capabilities, which include a low-cost servicing platform, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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

Anticipated Trends

In the third quarter of 2023, our Servicing segment generated income before income tax expense of $361, and our servicing portfolio grew to $937 billion, bringing us very close to our $1 trillion UPB target. We anticipate achieving this target early next year, as we expect MSR bulk purchases and boarding of subservicing customers in the fourth quarter of 2023 and early 2024. We continue to expect a favorable market for acquisitions and bulk purchases due to macro-economic conditions. Overall, we expect our Servicing segment to continue generating strong earnings over time as our servicing portfolio grows with acquisitions and bulk purchases.

In the third quarter of 2023, our Originations segment generated income before income tax expense of $29 on funded volume of $3,412. With mortgage rates above 7% at the end of the third quarter of 2023, and considering the seasonality of Originations, which is weakest during the fourth quarter due to the day count shortened by the holidays, we expect the Originations segment to operate at lower levels of profitability in the fourth quarter of 2023 and early next year.

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

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues - operational(1)	$511	$386	$125	$1,325	$1,284	$41
Revenues - mark-to-market	63	124	(61)	65	877	(812)
Total revenues	574	510	64	1,390	2,161	(771)
Total expenses	301	316	(15)	840	982	(142)
Total other income (expense), net	79	(41)	120	35	45	(10)
Income before income tax expense	352	153	199	585	1,224	(639)
Less: Income tax expense	77	40	37	131	302	(171)
Net income	$275	$113	$162	$454	$922	$(468)

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

Income before income tax expense increased during the three months ended September 30, 2023 as compared to 2022 primarily due to an increase in total revenues and the change in total other income (expense), net. Revenues increased in 2023 primarily due to an increase in operational revenues in our Servicing segment largely driven by bulk MSR purchases and acquisitions in 2023, and a gain from the sale of loans that were acquired in connection with the collapse of a securitization trust due to over-collateralization. The change in other income (expense), net in 2023 as compared to 2022 was primarily due to a preliminary bargain purchase gain of $96 recorded in 2023 upon completion of the Home Point Transaction, partially offset by a loss of $35 related to fair value changes in certain equity investments.

Income before tax expense decreased during the nine months ended September 30, 2023 as compared to 2022 primarily due to a decrease in total revenues, partially offset by lower total expenses. The decrease in revenue in 2023 was primarily attributable to lower favorable MTM adjustment as the increase in mortgage rates was greater in 2022 compared to 2023. The MTM adjustment was partially offset by the increase in operational revenue in our Servicing segment driven by a larger servicing UPB portfolio in 2023, partially offset by decreased origination revenues due to lower origination volumes. The decrease in total expenses during the three and nine months ended September 30, 2023, was primarily driven by lower salaries, wages and benefits in our Originations segment due to lower headcount in both the direct-to-consumer and correspondent channels as a result of reducing headcount commensurate with lower origination volumes in 2022.

The effective tax rate during the three months ended September 30, 2023, was 21.7% as compared to 26.4% in 2022, and the effective tax rate during the nine months ended September 30, 2023 was 22.3% as compared to 24.7% in 2022. The changes in effective rate are primarily attributable to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from stock-based compensation.

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

Refer to Note 17, Segment Information, in the Notes to the Condensed Consolidated Financial Statements for a summary of segment results.

Servicing Segment

The Servicing segment’s strategy is to generate income by growing the portfolio and maximizing the servicing margin. We believe several competitive strengths have been critical to our long-term growth as a servicer and subservicer, including our low-cost platform that creates operating leverage, our skill in mitigating losses for investors and clients, our commitment to strong customer service, industry leading compliance management, our history of successfully boarding new loans, and the ability to retain existing customers by offering attractive purchase and refinance options. We believe that our operational capabilities are reflected in our strong servicer ratings and recent agency recognition.

Table 2. Servicer Ratings

	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	August 2022	May 2023	June 2022

Residential	RPS2	SQ2-	Above Average
Master Servicer	RMS2+	SQ2+	Above Average
Special Servicer	RSS2	SQ2-	Above Average
Subprime Servicer	RPS2	SQ2-	Above Average
Rushmore Special(4)	RSS1-	SQ3+	Above Average

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak
(4)During the second quarter of 2023, the Company acquired Rushmore Loan Management Services, LLC, in connection with the Roosevelt Transaction, which is a residential mortgage servicer with services that focuses on special servicing.

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended September 30,
	2023		2022		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$561	25	$377	18	$184	7
Amortization, net of accretion	(160)	(7)	(169)	(8)	9	1
Mark-to-market adjustments - Servicing	63	3	124	6	(61)	(3)
Total revenues	464	21	332	16	132	5
Expenses
Salaries, wages and benefits	87	4	82	4	5	—
General and administrative
Servicing support fees	29	1	21	1	8	—
Corporate and other general and administrative expenses	52	3	29	2	23	1
Foreclosure and other liquidation related expenses (recoveries), net	—	—	9	—	(9)	—
Depreciation and amortization	4	—	6	—	(2)	—
Total general and administrative expenses	85	4	65	3	20	1
Total expenses	172	8	147	7	25	1
Other income (expense)
Interest income	157	7	71	3	86	4

Advance interest expense	(13)	(1)	(8)	—	(5)	(1)
Other interest expense	(75)	(3)	(45)	(2)	(30)	(1)
Interest expense	(88)	(4)	(53)	(2)	(35)	(2)
Total other income, net	69	3	18	1	51	2
Income before income tax expense	$361	16	$203	10	$158	6

Weighted average cost - advance and MSR facilities	8.2%		5.1%		3.1%
Weighted average cost - excess spread financing	8.7%		8.7%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 3.1 Servicing - Revenues

	Three Months Ended September 30,
	2023		2022		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$382	17	$311	15	$71	2
Modification fees	6	—	2	—	4	—
Late payment fees	17	—	15	1	2	(1)
Other ancillary revenues	82	4	(4)	—	86	4
Total MSR operational revenue	487	21	324	16	163	5
Subservicing-related revenue	92	4	71	3	21	1
Total servicing fee revenue	579	25	395	19	184	6
MSR financing liability costs	(7)	—	(4)	—	(3)	—
Excess spread payments and portfolio runoff	(11)	—	(14)	(1)	3	1
Total operational revenue	561	25	377	18	184	7
Amortization, Net of Accretion
MSR amortization	(171)	(7)	(183)	(9)	12	2
Excess spread accretion	11	—	14	1	(3)	(1)
Total amortization, net of accretion	(160)	(7)	(169)	(8)	9	1
Mark-to-Market Adjustments - Servicing
MSR MTM	270	12	239	12	31	—
Loss on MSR hedging activities	(192)	(9)	(100)	(5)	(92)	(4)
Loss on MSR sales	(3)	—	(2)	—	(1)	—
Reclassifications(2)	(8)	—	(10)	(1)	2	1
Excess spread / MSR financing MTM	(4)	—	(3)	—	(1)	—
Total mark-to-market adjustments - Servicing	63	3	124	6	(61)	(3)
Total revenues - Servicing	$464	21	$332	16	$132	5

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

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - MSR Operational revenue increased during the three months ended September 30, 2023, as compared to 2022 primarily due to an increase in base servicing fees as a result of a larger average servicing UPB portfolio in 2023 and an increase in other ancillary revenues driven by $67 gain on the sale of mortgage loans that were acquired in connection with the collapse of a securitization trust due to over-collateralization.

MSR amortization decreased during the three months ended September 30, 2023, as compared to 2022, primarily due to lower prepayments driven by higher mortgage rates in 2023, partially offset by a higher average MSR UPB.

MSR MTM increased during the three months ended September 30, 2023, compared to 2022, primarily driven by the positive impact of the newly acquired MSRs and less volatility in key assumptions in the valuation model. Loss on MSR hedging activities increased during the three months ended September 30, 2023, compared to 2022, primarily due to larger average servicing portfolio and higher hedge coverage ratio in 2023.

Subservicing - Subservicing fees increased during the three months ended September 30, 2023, as compared to 2022, primarily due to fees related to the deboarding of a subservicing client in third quarter of 2023 as well as the specialty portfolio acquired as part of the Rushmore Transaction during the second quarter of 2023, which was fully operational for the entire third quarter of 2023.

Servicing Segment Expenses
Total expenses increased during the three months ended September 30, 2023 as compared to 2022, primarily driven by an increase in corporate and other general and administrative expenses and servicing support fees, partially offset by a change in foreclosure and other liquidation related expenses (recoveries), net. The increase in both corporate and other general and administrative expenses and servicing support fees were primarily due to growth in our MSR servicing portfolio and an increase in allocated cost in 2023 primarily due to a higher percentage of total headcount in the Servicing segment following the workforce reduction in the Originations segment in 2022. The change in foreclosure and other liquidation related expenses (recoveries), net, was primarily driven by non-operating expense accruals and increases in reserves for advances and settlements in 2022.

Servicing Segment Other Income, net
Total other income, net increased during the three months ended September 30, 2023 as compared to 2022, primarily due to higher interest income attributable to higher interest rates, partially offset by higher interest expense from MSR and advance financing.

Table 4. Servicing Segment Results of Operations

	Nine Months Ended September 30,
	2023		2022		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$1,410	22	$1,136	19	$274	3
Amortization, net of accretion	(412)	(7)	(570)	(10)	158	3
Mark-to-market adjustments - Servicing	65	1	877	15	(812)	(14)
Total revenues	1,063	16	1,443	24	(380)	(8)
Expenses
Salaries, wages and benefits	252	4	241	4	11	—
General and administrative
Servicing support fees	66	1	56	1	10	—
Corporate and other general and administrative expenses	138	2	86	2	52	—
Foreclosure and other liquidation related expenses, net	19	—	13	—	6	—
Depreciation and amortization	9	—	16	—	(7)	—
Total general and administrative expenses	232	3	171	3	61	—
Total expenses	484	7	412	7	72	—
Other income (expense)
Interest income	343	5	125	2	218	3

Advance interest expense	(41)	—	(22)	—	(19)	—
Other interest expense	(183)	(3)	(146)	(2)	(37)	(1)
Interest expense	(224)	(3)	(168)	(2)	(56)	(1)
Total other income (expense), net	119	2	(43)	—	162	2
Income before income tax expense	$698	11	$988	17	$(290)	(6)

Weighted average cost - advance and MSR facilities	7.8%		3.9%		3.9%
Weighted average cost - excess spread financing	8.7%		8.8%		(0.1)%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 4.1 Servicing - Revenues

	Nine Months Ended September 30,
	2023		2022		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$1,054	16	$907	15	$147	1
Modification fees	14	—	11	—	3	—
Late payment fees	49	1	45	1	4	—
Other ancillary revenues	107	2	53	1	54	1
Total MSR operational revenue	1,224	19	1,016	17	208	2
Subservicing-related revenue	240	3	208	3	32	—
Total servicing fee revenue	1,464	22	1,224	20	240	2
MSR financing liability costs	(22)	—	(14)	—	(8)	—
Excess spread payments and portfolio runoff	(32)	—	(74)	(1)	42	1
Total operational revenue	1,410	22	1,136	19	274	3
Amortization, Net of Accretion
MSR amortization	(444)	(7)	(644)	(11)	200	4
Excess spread accretion	32	—	74	1	(42)	(1)
Total amortization, net of accretion	(412)	(7)	(570)	(10)	158	3
Mark-to-Market Adjustments - Servicing
MSR MTM	304	5	1,363	23	(1,059)	(18)
Loss on MSR hedging activities	(244)	(4)	(329)	(6)	85	2
Gain (loss) on MSR sales	29	—	(1)	—	30	—
Reclassifications(2)	(26)	—	(22)	—	(4)	—
Excess spread / MSR financing MTM	2	—	(134)	(2)	136	2
Total mark-to-market adjustments - Servicing	65	1	877	15	(812)	(14)
Total revenues - Servicing	$1,063	16	$1,443	24	$(380)	(8)

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

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - MSR Operational revenue increased during the nine months ended September 30, 2023, as compared to 2022 primarily due to an increase in base servicing fees as a result of a larger average servicing UPB portfolio in 2023 and increase in other ancillary revenues as a result of $67 gain from the sale of mortgage loans that were acquired in connection with the collapse of a securitization trust due to over-collateralization.

MSR amortization decreased during the nine months ended September 30, 2023, as compared to 2022, primarily due to lower prepayments driven by higher mortgage rates in 2023, partially offset by a higher average MSR UPB.

MSR MTM and Loss on MSR hedging activities decreased during the nine months ended September 30, 2023, compared to 2022, as the increase in mortgage rates was greater in 2022 compared to 2023, partially offset by an increase in hedge coverage ratio.

Subservicing - Subservicing fees increased during the nine months ended September 30, 2023, as compared to 2022, primarily due to the specialty UPB portfolio acquired as part of the Rushmore Transaction during the second quarter of 2023, which was fully operational for the entire third quarter of 2023.

Servicing Segment Expenses
Total expenses increased during the nine months ended September 30, 2023 as compared to 2022, primarily driven by an increase in corporate and other general and administrative expenses and salaries, wages, and benefits. The increase in corporate and other general and administrative expenses was primarily due to growth in our MSR servicing portfolio and an increase in allocated cost in 2023 primarily due to a higher percentage of total headcount in Servicing following the workforce reduction in the Originations segment in 2022. The increase in salaries, wages and benefits was primarily driven by higher headcount due to growth of our MSR servicing portfolio.

Servicing Segment Other Income (Expenses), net
Total other income (expenses), net changed during the nine months ended September 30, 2023 as compared to 2022, primarily due to higher interest income attributable to higher interest rates, partially offset by higher interest expense from MSR and advance financing.

Table 5. Servicing Portfolio - Unpaid Principal Balances

			Three Months Ended September 30,		Nine Months Ended September 30,
			2023	2022	2023	2022
Average UPB
MSRs			$500,825	$394,703	$449,602	$376,551
Subservicing and other(1)			396,673	428,423	418,942	412,925
Total average UPB			$897,498	$823,126	$868,544	$789,476

	September 30, 2023			September 30, 2022
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs
Agency	$501,315	$8,193	163	$363,637	$6,068	167
Non-agency	27,009	311	115	31,769	340	107
Total MSRs	528,324	8,504	161	395,406	6,408	162

Subservicing and other(1)
Agency	360,565	N/A		434,396	N/A
Non-agency	48,365	N/A		23,884	N/A
Total subservicing and other	408,930	N/A		458,280	N/A

Total ending balance	$937,254	$8,504		$853,686	$6,408

MSRs UPB Encumbrance					September 30, 2023	September 30, 2022
MSRs - unencumbered					$451,567	$309,301
MSRs - encumbered(2)					76,757	86,105
MSRs UPB					$528,324	$395,406

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)Encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

The following tables provide a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$459,476	$422,522	$881,998	$397,387	$406,231	$803,618
Additions:
Originations	3,419	—	3,419	5,727	—	5,727
Acquisitions / Increase in subservicing(1)	98,563	19,494	118,057	6,098	65,419	71,517
Deductions:
Dispositions / Decrease in subservicing(2)	(22,184)	(26,029)	(48,213)	(671)	(2,595)	(3,266)
Principal reductions and other	(4,469)	(2,838)	(7,307)	(4,374)	(3,046)	(7,420)
Voluntary reductions(3)	(6,100)	(4,017)	(10,117)	(8,666)	(7,723)	(16,389)
Involuntary reductions(4)	(353)	(202)	(555)	(100)	(6)	(106)
Net changes in loans serviced by others	(28)	—	(28)	5	—	5
Balance - end of period	$528,324	$408,930	$937,254	$395,406	$458,280	$853,686

(1)Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.
(2)Amount for MSR UPB includes transfers to Subservicing and other for MSRs sold with subservicing rights retained.
(3)Voluntary reductions are related to loan payoffs by customers.
(4)Involuntary reductions refer to loan chargeoffs.

Table 6.1 Servicing and Subservicing and Other Portfolio UPB Rollforward

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$411,382	$459,053	$870,435	$339,208	$370,520	$709,728
Additions:
Originations	9,946	—	9,946	24,131	—	24,131
Acquisitions / Increase in subservicing(1)	160,756	89,558	250,314	98,414	159,643	258,057
Deductions:
Dispositions / Decrease in subservicing(2)	(23,789)	(116,362)	(140,151)	(20,723)	(28,801)	(49,524)
Principal reductions and other	(12,740)	(10,116)	(22,856)	(11,760)	(9,934)	(21,694)
Voluntary reductions(3)	(16,057)	(12,592)	(28,649)	(33,390)	(33,103)	(66,493)
Involuntary reductions(4)	(1,071)	(611)	(1,682)	(317)	(45)	(362)
Net changes in loans serviced by others	(103)	—	(103)	(157)	—	(157)
Balance - end of period	$528,324	$408,930	$937,254	$395,406	$458,280	$853,686

(1)Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.
(2)Amount for MSR UPB includes transfers to Subservicing and other for MSRs sold with subservicing rights retained.
(3)Voluntary reductions are related to loan payoffs by customers.
(4)Involuntary reductions refer to loan chargeoffs.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio

			September 30, 2023	September 30, 2022
Loan count			4,288,683	4,086,628
Average loan amount(1)			$218,561	$208,815
Average coupon - agency			3.8%	3.6%
Average coupon - non-agency			4.9%	4.4%
60+ delinquent (% of loans)(2)			1.9%	2.5%
90+ delinquent (% of loans)(2)			1.6%	2.2%
120+ delinquent (% of loans)(2)			1.5%	2.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total prepayment speed (12-month constant prepayment rate)	5.3%	8.3%	5.0%	11.3%

(1)Average loan amount is presented in whole dollar amounts.
(2)Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan. Loan delinquency includes loans in forbearance.

Delinquency is an assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service and increased carrying costs of advances.

Table 8. MSRs Loan Modifications and Workout Units

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Modifications(1)	7,127	6,786	341	18,315	37,102	(18,787)
Workouts(2)	14,332	9,719	4,613	36,348	37,622	(1,274)
Total modifications and workout units	21,459	16,505	4,954	54,663	74,724	(20,061)

(1)Modifications consist of agency programs designed to adjust the terms of the loan (e.g., reduced interest rates).
(2)Workouts consist of other loss mitigation options designed to assist borrowers and keep them in their homes, but do not adjust the terms of the loan.

Both modifications and workouts during the three months ended September 30, 2023 increased compared to 2022, primarily due to the extension of the COVID-19 Recovery Loss Mitigation Options, which expanded the options to include additional eligible borrowers and resulted in an increase in modifications and workouts. Total modifications during the nine months ended September 30, 2023 decreased compared to 2022 primarily due to a decrease in modifications related to loans impacted by the COVID-19 pandemic. Total workouts during the nine months ended September 30, 2023 decreased compared to 2022 primarily due to a decrease in customers who were exiting forbearance plans, as there were fewer customers in forbearance.

Servicing Portfolio and Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value - beginning of period	$7,149	$6,151	$6,654	$4,223
Additions:
Servicing retained from mortgage loans sold	86	120	219	481
Purchases and acquisitions of servicing rights	1,435	79	2,305	1,256
Dispositions:
Sales of servicing assets and excess yield	(275)	(4)	(555)	(293)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR MTM):
Agency	255	234	310	1,348
Non-agency	15	5	(6)	15
Changes in valuation due to amortization:
Scheduled principal payments	(64)	(43)	(174)	(132)
Prepayments
Voluntary prepayments
Agency	(97)	(131)	(245)	(475)
Non-agency	(4)	(8)	(9)	(33)
Involuntary prepayments
Agency	(5)	(1)	(15)	(4)
Non-agency	(1)	—	(1)	—
Other changes(1)	10	6	21	22
Fair value - end of period	$8,504	$6,408	$8,504	$6,408

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 4, Mortgage Servicing Rights and Related Liabilities and Note 14, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of September 30, 2023 and December 31, 2022.

Excess Spread Financing

As further disclosed in Note 4, Mortgage Servicing Rights and Related Liabilities, in the Notes to the Condensed Consolidated Financial Statements, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to prepayment speeds and option-adjusted spread levels. See Note 4, Mortgage Servicing Rights and Related Liabilities and Note 14, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of September 30, 2023 and December 31, 2022.

In June 2022, the Company entered into an assignment agreement to repurchase excess spread liabilities for a total purchase price of $277.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value - beginning of period	$459	$532	$509	$768
Additions:
New financings	—	—	—	—
Deductions:
Repayments	(1)	(1)	(5)	(293)
Settlements	(18)	(19)	(54)	(80)
Changes in fair value:
Agency	7	4	(1)	109
Non-agency	(1)	3	(3)	15
Fair value - end of period	$446	$519	$446	$519

Originations Segment

The strategy of our Originations segment is to originate or acquire new MSRs for our servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain our existing customers by providing them with attractive refinance and purchase options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring MSRs at a more attractive cost than would be the case in bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Our Originations segment is one way that we help underserved consumers access the financial markets. In the nine months ended September 30, 2023, our total originations included loans for 7,296 customers with low FICOs (<660), 8,245 customers with income below the U.S. median household income, 9,705 first-time homebuyers, and 2,417 veterans. During this time period, we originated a total of 11,173 Ginnie Mae loans, which are designed for first-time homebuyers and low- and moderate-income borrowers, comprising $3 billion in total proceeds. Once these loans are originated, the underserved borrowers become our servicing customers.

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

The following tables set forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues
Service related, net - Originations(1)	$18	$20	$(2)	$45	$86	$(41)
Net gain on mortgage loans held for sale
Net (loss) gain on loans originated and sold(2)	(8)	22	(30)	16	151	(135)
Capitalized servicing rights(3)	78	114	(36)	204	425	(221)
Total net gain on mortgage loans held for sale	70	136	(66)	220	576	(356)
Total revenues	88	156	(68)	265	662	(397)
Expenses
Salaries, wages and benefits	37	68	(31)	107	275	(168)
General and administrative
Loan origination expenses	7	15	(8)	23	50	(27)
Corporate and other general administrative expenses	7	12	(5)	24	43	(19)
Marketing and professional service fees	5	11	(6)	13	28	(15)
Depreciation and amortization	2	5	(3)	6	14	(8)
Total general and administrative	21	43	(22)	66	135	(69)
Total expenses	58	111	(53)	173	410	(237)
Other income (expenses)
Interest income	10	12	(2)	26	44	(18)
Interest expense	(11)	(11)	—	(28)	(33)	5
Total other (expenses) income, net	(1)	1	(2)	(2)	11	(13)
Income before income tax expense	$29	$46	$(17)	$90	$263	$(173)

Weighted average note rate - mortgage loans held for sale	6.8%	5.1%	1.7%	6.4%	4.0%	2.4%
Weighted average cost of funds - warehouse facilities (excluding facility fees)	6.9%	4.2%	2.7%	6.6%	2.9%	3.7%

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

Table 12. Originations - Key Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Key Metrics
Consumer direct lock pull through adjusted volume(1)	$1,578	$3,179	$(1,601)	$4,627	$13,409	$(8,782)
Other locked pull through adjusted volume(1)	1,730	2,097	(367)	5,545	8,684	(3,139)
Total pull through adjusted lock volume	$3,308	$5,276	$(1,968)	$10,172	$22,093	$(11,921)
Funded volume(2)	$3,412	$5,741	$(2,329)	$9,973	$25,081	$(15,108)
Volume of loans sold	$3,984	$6,387	$(2,403)	$10,776	$29,477	$(18,701)
Recapture percentage(3)	24.2%	28.4%	(4.2)%	24.4%	32.9%	(8.5)%
Refinance recapture percentage(4)	82.7%	79.6%	3.1%	77.9%	56.2%	21.7%
Purchase as a percentage of funded volume	54.0%	42.3%	11.7%	55.9%	31.6%	24.3%
Value of capitalized servicing on retained settlements	225 bps	221 bps	4 bps	222 bps	188 bps	34 bps

Originations Margin
Revenue	$88	$156	$(68)	$265	$662	$(397)
Pull through adjusted lock volume	$3,308	$5,276	$(1,968)	$10,172	$22,093	$(11,921)
Revenue as a percentage of pull through adjusted lock volume(5)	2.66%	2.96%	(0.30)%	2.61%	3.00%	(0.39)%

Expenses(6)	$59	$110	$(51)	$175	$399	$(224)
Funded volume	$3,412	$5,741	$(2,329)	$9,973	$25,081	$(15,108)
Expenses as a percentage of funded volume(7)	1.73%	1.92%	(0.19)%	1.75%	1.59%	0.16%

Originations Margin	0.93%	1.04%	(0.11)%	0.86%	1.41%	(0.55)%

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

Originations Segment Revenues
Total revenues decreased during the three and nine months ended September 30, 2023 compared to 2022 primarily driven by lower originations volume in 2023 that resulted in a decrease in capitalized servicing rights and a decline in net gain on loans originated and sold.

Originations Segment Expenses
Total expenses during the three and nine months ended September 30, 2023 decreased when compared to 2022 primarily due to a decline in salaries, wages and benefits expense, and loan origination expenses. Salaries, wages and benefits expense declined in 2023 primarily due to decreased headcount and lower originations volumes in both the direct-to-consumer and correspondent channels. Loan origination expenses declined in 2023 primarily due to cost reduction initiatives in connection with decreased origination volumes.

Originations Segment Other (Expenses) Income, Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. There were no material changes for other (expenses) income, net, during the three months ended September 30, 2023 as compared to 2022. Due to decreased originations volume, both interest income and interest expense declined, partially offset by higher interest rates, resulting in immaterial changes for total other (expenses) income, net, during the nine months ended September 30, 2023 as compared to 2022.

Originations Margin
The Originations Margin for the three and nine months ended September 30, 2023 decreased as compared to 2022 primarily due to lower revenue as a percentage of pull through adjusted lock volume driven by lower margins from a shift in channel mix from higher margin direct-to-consumer to lower margin correspondent and decline in total revenues as a result of lower originations volume from both the direct-to-consumer and correspondent channels. Direct-to-consumer channel mix was 48% and 60% for the three months ended September 30, 2023, and 2022, and 45% and 61% for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Corporate/Other - Operations
Total revenues	$22	$22	$—	$62	$56	$6
Total expenses	71	58	13	183	160	23
Interest expense	47	40	7	126	120	6
Other income (expense), net	58	(20)	78	44	197	(153)

Key Metrics
Average exchange inventory under management	27,384	21,680	5,704	26,658	18,435	8,223

Total revenues remained consistent during the three months ended September 30, 2023 as compared to 2022. Total revenues increased during the nine months ended September 30, 2023 as compared to 2022 primarily due to increased revenue from Xome driven by greater sales volume in connection with exchange inventory growth.

Total expenses increased during the three and nine months ended September 30, 2023 primarily due to an increase in allocated costs in 2023, driven by higher percentage of total headcount in Corporate/Other in 2023 following the workforce reduction in the Originations segment in 2022.

Interest expense increased during the three and nine months ended September 30, 2023 as compared to 2022 primarily due to the senior note assumed from the acquisition of Home Point.

The change in other income (expense), net, in the three months ended September 30, 2023 as compared to 2022 was primarily due to a preliminary bargain purchase gain of $96 recorded in the third quarter of 2023 upon completion of the Home Point Transaction, partially offset by a loss of $35 related to fair value changes in certain equity investments. The change in other income (expense), net, in the nine months ended September 30, 2023 as compared to 2022 was primarily due to a gain of $223 that was recorded in the first quarter of 2022 upon completion of the Sagent Transaction.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of collateralized borrowing capacity on our MSR and other debt facilities. We held cash and cash equivalents on hand of $553 as of September 30, 2023 compared to $527 as of December 31, 2022. During the nine months ended September 30, 2023, we generated net cash of $772 from operating activities and bought back 4.3 million shares of our outstanding common stock for a total cost of $204 as part of our stock repurchase program. We have sufficient borrowing capacity to support our operations. As of September 30, 2023, total available borrowing capacity for advance, warehouse, and MSR facilities was $11,451, of which $2,119 was collateralized and immediately available to draw. During the nine months ended September 30, 2023, we increased capacity on our MSR facilities by $2,600.

There have been no significant changes to our sources and uses of cash as disclosed in our Annual Reports on Form 10-K for the year ended December 31, 2022.

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Nine Months Ended September 30,
	2023	2022	Change
Net cash attributable to:
Operating activities	$772	$3,144	$(2,372)
Investing activities	(1,088)	(987)	(101)
Financing activities	318	(2,520)	2,838
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2	$(363)	$365

Operating activities
Cash generated from operating activities decreased to $772 during the nine months ended September 30, 2023 from $3,144 in 2022. The decrease was primarily due to a decline of $4,235 in cash generated from originations net sales activities driven by higher mortgage rates, partially offset by a decrease of $1,920 in cash used for the repurchase of loan assets out of Ginnie Mae securitizations.

Investing activities
Cash used in investing activities increased to $1,088 during the nine months ended September 30, 2023 from $987 in 2022. The increase was primarily due to cash used of $522 for acquisitions of business in 2023 related to the Roosevelt Transaction and Home Point Transaction, partially offset by a decrease of $184 in cash used for the purchase of mortgage servicing rights in 2023 and an increase of $276 in cash generated from the proceeds on sale of mortgage servicing rights in 2023.

Financing activities
Our financing activities generated cash of $318 during the nine months ended September 30, 2023 compared to cash used of $2,520 in 2022. The change was primarily due to a net borrowing of $617 in 2023 compared to net repayment of $1,933 in 2022 on our advance, warehouse and MSR facilities.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our primary operating subsidiary, Nationstar Mortgage LLC, as well as Rushmore Loan Management Services, LLC, which was acquired during the third quarter of 2023 in connection with the Roosevelt Transaction. As of September 30, 2023, we were in compliance with our required financial covenants.

Seller/Servicer Financial Requirements
We are also subject to net worth, liquidity and capital ratio requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac (“Enterprises”) Seller/Servicers, and Ginnie Mae for single family issuers, as summarized below. These requirements apply to our operating subsidiaries, Nationstar Mortgage LLC, and Rushmore Loan Management Services, LLC.

Minimum Net Worth
•FHFA - a net worth base of $2.5 plus a dollar amount equal to or exceeding the sum of (i) 25 basis points of the sellers/servicer’s residential first lien mortgage servicing UPB, serviced for the Enterprises, plus (ii) 25 basis points of non-agency serviced UPB, plus (iii) 35 basis points of the sellers/servicer’s residential first lien mortgage servicing UPB serviced for Ginnie Mae.
•Ginnie Mae - a net worth equal to the sum of $2.5, plus (i) 35 basis points of the issuer’s total effective Ginnie Mae single-family outstanding obligations, plus (ii) 25 basis points of the issuer’s total Enterprises single family outstanding servicing portfolio balance, plus (iii) 25 basis points of the issuer’s total non-agency single family servicing portfolio.

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

As of September 30, 2023, Nationstar Mortgage, LLC and Rushmore Loan Management Services, LLC were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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

Capital Requirements (effective December 31, 2024)
•Ginnie Mae – a Risk-based Capital Ratio (“RBCR”) of at least 6%. RBCR is adjusted net worth less excess MSRs divided by total risked-based assets

Since our Ginnie Mae single-family servicing portfolio for Nationstar Mortgage LLC exceeds $75 billion in UPB, we are also required to obtain an external primary servicer rating and issuer credit ratings from two different rating agencies and receive a minimum rating of a B or its equivalent. We met this requirement for all financial periods presented.

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Note 15, Capital Requirements, in the Notes to the Condensed Consolidated Financial Statements for additional information.

Table 15. Debt

	September 30, 2023	December 31, 2022
Advance facilities principal amount	$548	$669
Warehouse facilities principal amount	817	817
MSR facilities principal amount	2,195	1,410
Unsecured senior notes principal amount	3,200	2,700

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of September 30, 2023, we had a total borrowing capacity of $925, of which we could borrow an additional $377.

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. Our MSR facilities provide financing for our servicing portfolio and investments. As of September 30, 2023, we had a total borrowing capacity of $5,226 and $5,300 for warehouse and MSR facilities, of which we could borrow an additional $4,409 and $3,105, respectively.

Unsecured Senior Notes
In 2020 and 2021, we completed offerings of unsecured senior notes with maturity dates ranging from 2027 to 2031. In connection with the Home Point transaction in the third quarter of 2023, we assumed an unsecured senior note with a maturity date in 2026. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.000% to 6.000%. For more information regarding our indebtedness, see Note 10, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations
As of September 30, 2023, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our condensed consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 14, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our condensed consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs primarily include (i) the valuation of MSRs, and (ii) the valuation of excess spread financing. For further information on our critical accounting policies and estimates, please refer to the Company’s Annual Reports on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates since December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the discussion included in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the types of market risks faced by us since December 31, 2022, except that we have increased the target hedge ratio on our MSR hedge position from 25% of the net duration risk in our MSR portfolio at year-end 2022 to a target of 75% as of September 30, 2023, with the goal of mitigating the risk to capital and tangible book value in a declining interest rate environment.

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

We used September 30, 2023 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2023 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 16. Change in Fair Value

	September 30, 2023
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(72)	$64
Mortgage loans held for sale at fair value	4	(4)
Derivative financial instruments:
Interest rate lock commitments	5	(5)
Forward MBS trades	(8)	12
Total change in assets	(71)	67
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(2)	1
Excess spread financing at fair value	(2)	2
Derivative financial instruments:
Interest rate lock commitments	(2)	3
Forward MBS trades	(12)	15
Treasury futures	(44)	43
Total change in liabilities	(62)	64
Total, net change	$(9)	$3

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2023.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2023, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

The Company and its subsidiaries are routinely and currently involved in a number of legal proceedings, including, but not limited to, judicial, arbitration, regulatory and governmental proceedings related to matters that arise in connection with the conduct of the Company’s business. While it is not possible to predict the outcome of any of these matters, based on the Company’s assessment of the facts and circumstances, it does not believe any of these matters, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flows of the Company. See Note 16, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements within Part I, Item 1. Financial Statements, of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2022, our Board of Directors authorized a new repurchase plan of $200 million of our outstanding common stock. In July 2023, our Board of Directors authorized an additional $200 million of our outstanding common stock. As of September 30, 2023, $209 million of common stock remain available for repurchase. During the three months ended September 30, 2023, we repurchased shares of our common stock at a total cost of $58 million under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased (in thousands)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
July 2023	219	$55.99	219	$255
August 2023	425	$57.13	425	$231
September 2023	395	$54.33	395	$209
Total	1,039		1,039

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Employment and Transition Agreement with Chris Marshall

On October 24, 2023, Chris Marshall, our Vice Chairman and President, announced his intention to retire from the Company effective December 31, 2024 (the “Retirement Date”). In connection with his retirement, on October 24, 2023, we entered into an Employment and Transition Agreement (the “Transition Agreement”) with Mr. Marshall to detail his employment terms until his retirement and provide for an orderly and smooth transition of his role and responsibilities.

Pursuant to the Transition Agreement, until his Retirement Date, Mr. Marshall shall continue to (i) receive his current base salary of $750,000 on an annualized basis, (ii) participate in the Company’s Executive Management Incentive Plan (“EMIP”), its annual cash incentive plan, pursuant to the terms of such plan, (iii) be eligible to be granted annual equity awards, consistent with current grant practices, plans and applicable award agreement(s), with an allocation of no less than sixty percent (60%) of such awards for the Fiscal Years 2023 and 2024 to be time-based and the remainder of such awards for the Fiscal Years 2023 and 2024 to be performance-based. Notwithstanding the foregoing, the Transition Agreement provides that at least fifty percent (50%) of Mr. Marshall’s total compensation earned under the EMIP and his equity awards, as described above, shall be paid in cash. Under the Transition Agreement, Mr. Marshall will continue to be eligible for his current paid time off and entitled to participate in the Company’s health benefit plans.

Pursuant to the Transition Agreement, if Mr. Marshall’s employment with the Company is terminated due to his death, disability or voluntary resignation, he (or his estate) is entitled to receive his accrued payments and benefits to which he is entitled (the “Accrued Obligations”). If the Company terminates Mr. Marshall’s employment for Cause (as defined in his offer letter with the Company (the “Offer Letter”)) Mr. Marshall is entitled to receive his Accrued Obligations but not any annual bonus payment. Under the Transition Agreement, if the Company terminates Mr. Marshall’s employment other than for Cause or Mr. Marshall terminates his employment for Good Reason (as defined in his Offer Letter) then he shall be entitled to (i) his Accrued Obligations and (ii) the “Severance” payments and benefits described in his Offer Letter, contingent upon Mr. Marshall executing and not revoking a release of claims in a form provided by the Company.

The Transition Agreement provides that in the event Mr. Marshall remains continuously employed with the Company through his Retirement Date, he will be considered to have retired under the terms of all outstanding equity awards, irrespective of whether such award contemplates retirement, and will be (i) fully vested in all time-based awards, and (ii) eligible for full vesting of all performance-based awards, based on actual performance. Additionally, after his Retirement Date, or earlier if mutually agreed upon by the parties, Mr. Marshall and the Company intend to negotiate a consulting agreement for Mr. Marshall’s provision of consulting services to the Company and/or its subsidiaries, and to further promote a successful transition of Mr. Marshall’s responsibilities. Subject to further negotiation, the parties have agreed that the consulting agreement is intended to have a term of at least four (4) months and the Company intends to pay to Mr. Marshall a monthly fee of $62,500 per month, plus reimbursement for business and travel expenses required to perform such services.
In exchange for the Company extending to Mr. Marshall the opportunity to vest in his equity awards and providing the other benefits described above, Mr. Marshall agreed in the Transition Agreement extend the length of his post-employment non-competition, non-solicitation and non-hire restrictive covenants running in favor of the Company from 12 months to 24 months, respectively. In addition, the Transition Agreement contains broad confidentiality, inventions and intellectual property, and post-employment cooperation covenants in favor of the Company.

The foregoing summary of the Transition Agreement is qualified in its entirety by reference to the text of the Transition Agreement, which is being filed as Exhibit 10.2 to this report and is incorporated in this report by reference.

Employment and Retention Agreement with Jay Bray & Value-Driver Retention and Performance Award

On October 24, 2023 (the “Effective Date”), we entered into an Employment & Retention Agreement (the “Retention Agreement”) with Jay Bray, our Chairman and CEO, to facilitate the retention of our CEO over the next five years. The term of the Retention Agreement is from the Effective Date through the fifth year following the Effective Date.

The Retention Agreement provides for Mr. Bray’s (i) current base salary of $1,000,000 on an annualized basis, which is subject to review and adjustment, (ii) continued participation in the Company’s EMIP at a target annual incentive opportunity for the 2024 fiscal year at $2,500,000, (iii) continued eligibility to be granted long-term incentive opportunity awards with a target long-term incentive opportunity award for the 2024 fiscal year at $7,250,000. Mr. Bray’s target total compensation, which consists of his base salary, annual incentive opportunity and long-term incentive opportunity, as described above, is set $10,750,000, provided, however, this target total compensation may be subject to review and adjustment by the Company at any time it deems necessary to remain competitive with industry.

Additionally, the Retention Agreement provides for a Value-Driver Retention and Performance Award on the terms set forth in the grant agreement. In general, the Value-Driver Retention and Performance Award has a target award opportunity of $15,000,000 and is comprised (i) 40% in time-vested restricted stock units, 50% of which will vest on December 31, 2026 and 50% will vest on December 31, 2028, provided that Mr. Bray is still employ as CEO and/or Chairman on the applicable vesting dates and (ii) 60% in performance-based restricted stock units, 50% of which are generally eligible to vest following a three-year performance period and 50% of which are generally eligible to vest following a five-year performance period. The award agreement provides that one-half of the performance-based restricted stock units shall be earned based on the Company’s achievement of Book Value goals set above the standard long-term award targets and the other half of the performance-based restricted stock units are earned based on the Company’s Total Shareholder Return set above the standard long-term award targets. To earn any performance-based restricted stock units, the Company must achieve a positive Total Shareholder Return at the end of the applicable performance period. The Value-Driver Retention and Performance Award does not contain any retirement provisions. In the event of Mr. Bray’s termination due to death or disability, he (or his estate) will retain all restricted stock units and would be eligible to vest in a pro-rata number of performance-based restricted stock units, contingent on actual performance. Absent such circumstances, Mr. Bray will forfeit all unvested restricted stock units and performance-based restricted stock units upon any other termination of employment, whether voluntary or involuntary, for cause or without cause.

Under the Retention Agreement, if Mr. Bray’s employment with the Company is terminated due to his death, disability or voluntary resignation, he (or his estate) is entitled to receive his accrued payments and benefits to which he is entitled (the “Accrued Obligations”). If the Company terminates Mr. Bray’s employment other than for Cause (as defined in the Retention Agreement) or if Mr. Bray terminates his employment for Good Reason (as defined in the Retention Agreement), Mr. Bray is entitled to (i) the Accrued Obligations, (ii) if not previously paid prior to his termination date, his annual cash bonus under the EMIP for the fiscal year prior to the fiscal year in which the termination occurs, (iii) an amount equal to twenty-four (24) months’ worth of his base salary paid in installments over two years, (iv), an amount equal to (A) the greater of (1) the target annual incentive opportunity under the EMIP for the fiscal year in which the termination occurs or (2) the actual annual incentive payment earned for the immediately preceding fiscal year, plus (B) his target annual incentive opportunity for the fiscal year in which the termination without Cause or resignation for Good Reason occurred, payable in a single cash lump sum payment, and (v) a single cash lump sum payment for COBRA benefits for a period of eighteen (18) months. Additionally, the Retention Agreement provides that if Mr. Bray’s employment is terminated other than for Cause or Mr. Bray terminates his employment for Good Reason, such termination shall be considered a “Retirement” for purposes of any outstanding equity awards to the extent the equity award contains a retirement provision. Notwithstanding anything to the contrary contained in the Company’s 2019 Omnibus Incentive Plan (or any successor or replacement plan thereto) or any award agreement granted thereunder other than the Value-Driver Retention and Performance Award, the Retention Agreement provides that Mr. Bray will be considered to have retired under the terms of all outstanding equity awards, irrespective of whether such award contemplates retirement and shall be (1) fully vested in all time-based awards, and (2) eligible for full vesting of all performance-based awards, based on actual performance.

In exchange for the severance protections described above, the Retention Agreement contains a broad array of restrictive covenants in favor of the Company to which Mr. Bray was not previously subject. In particular, the Retention Agreement provides for a non-competition covenant covering Mr. Bray’s employment with the Company and for twenty-four months (24) following his termination of employment for any reason (the “Restricted Period”). Likewise, Mr. Bray is barred from soliciting any of the Company’s customers and prevented from hiring Company employees during his employment and the post-employment Restricted Period. In addition, the Retention Agreement protects the Company’s confidential information, and contains robust inventions and intellectual property covenants running in favor of the Company. Finally, Mr. Bray has agreed that he will provide the Company with any post-employment support and cooperation it should need or require following his departure.

The foregoing summaries of the Retention Agreement and the Value-Driver Retention and Performance Award are qualified in their entirety by reference to the text of the Retention Agreement, which is being filed as Exhibit 10.3 to this report and is incorporated in this report by reference, and the Form of Value-Driver Retention and Performance Award, which is being filed as Exhibit 10.4 to this report and is incorporated in this report by reference.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Indenture relating to Nationstar Mortgage Holdings Inc.’s (as successor-in-interest to Home Point Capital Inc.) 5.000% Senior Notes due 2026, dated as of January 19, 2021, by and among Nationstar Mortgage Holdings Inc. (as successor-in-interest to Home Point Capital Inc.), the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as trustee	8-K	001-14667	4.1	08/01/2023
4.2	First Supplemental Indenture relating to Nationstar Mortgage Holdings Inc.’s (as successor-in-interest to Home Point Capital Inc.) 5.000% Senior Notes due 2026, dated as of January 19, 2021, by and among Nationstar Mortgage Holdings Inc. (as successor-in-interest to Home Point Capital Inc.), the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as trustee	8-K	001-14667	4.2	08/01/2023
4.3	First Supplemental Indenture relating to Nationstar Mortgage Holdings Inc.’s 6.000% Senior Notes due 2027, dated as of January 16, 2020, among Nationstar Mortgage Holdings Inc. as issuer, Mr. Cooper Group Inc. as parent guarantor, the guarantors thereto and Computershare Trust Company, N.A. (f/k/a Wells Fargo Bank, National Association), as trustee	8-K	001-14667	4.3	08/01/2023
4.4	First Supplemental Indenture relating to Nationstar Mortgage Holdings Inc.’s 5.500% Senior Notes due 2028, dated as of August 6, 2020, among Nationstar Mortgage Holdings Inc. as issuer, Mr. Cooper Group Inc. as parent guarantor, the guarantors thereto and Computershare Trust Company, N.A. (f/k/a Wells Fargo Bank, National Association), as trustee	8-K	001-14667	4.4	08/01/2023
4.5	First Supplemental Indenture relating to Nationstar Mortgage Holdings Inc.’s 5.125% Senior Notes due 2030, dated as of December 4, 2020, among Nationstar Mortgage Holdings Inc. as issuer, Mr. Cooper Group Inc. as parent guarantor, the guarantors thereto and Computershare Trust Company, N.A. (f/k/a Wells Fargo Bank, National Association), as trustee	8-K	001-14667	4.5	08/01/2023
4.6	First Supplemental Indenture relating to Nationstar Mortgage Holdings Inc.’s 5.750% Senior Notes due 2031, dated as of November 4, 2021, among Nationstar Mortgage Holdings Inc. as issuer, Mr. Cooper Group Inc. as parent guarantor, the guarantors thereto and Computershare Trust Company, N.A. as trustee	8-K	001-14667	4.6	08/01/2023

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1
Amendment Number Two, dated August 11, 2023 to Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender
X
10.2**	Employment and Transition Agreement, effective as of October 24, 2023, by and between the Company and Christopher Marshall					X
10.3**	Employment and Retention Agreement, effective as of October 24, 2023, by and between the Company and Jesse K. Bray					X
10.4**	Form of Value-Driver Retention and Performance Award Agreement and Grant Notice (Bray)					X
31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101.)					X

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

MR. COOPER GROUP INC.

October 25, 2023	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

October 25, 2023	/s/ Kurt Johnson
Date	Kurt Johnson Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)