Form 10-K
period 2023-12-31
Mr. Cooper Group Inc.
filed 2024-02-28
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of the error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☒
Number of shares of common stock, $0.01 par value, outstanding as of February 22, 2024 was 64,602,234.
As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,275,695,445 based on the closing sales price of $50.64 as reported on the Nasdaq Stock Market.

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

OVERVIEW
Mr. Cooper Group Inc., including our consolidated subsidiaries (collectively, “Mr. Cooper,” the “Company,” “we,” “us” or “our”), is the largest non-bank servicer of residential mortgage loans in the U.S. according to the latest publications from Inside Mortgage Finance as of the third quarter of 2023, and a major mortgage originator. We also provide Real Estate disposition services through our Xome subsidiary.

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

In 2023, we continued to grow our servicing portfolio with the acquisition of Home Point Capital Inc. (“Home Point”) and expanded our special servicing product offering with the acquisition of Rushmore Loan Management Services, LLC (“Rushmore”). We also broadened our business offerings with the acquisition of investment advisor Roosevelt Management Company, LLC (“Roosevelt”). For further discussion regarding these transactions, refer to Note 3, Acquisitions in the Notes to Consolidated Financial Statements within Item 8.

BUSINESS SEGMENTS
We conduct our operations through two operating segments: Servicing and Originations.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 21, Segment Information in the Notes to Consolidated Financial Statements within Item 8, for additional financial information about our segments.

Servicing
As of December 31, 2023, we served 4.6 million customers with an aggregate unpaid principal balance (“UPB”) of $992 billion, consisting of $588 billion in owned servicing and $404 billion in subservicing and other. During 2023, we acquired $340 billion UPB of loans, with $97 billion of UPB related to subservicing.

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

Servicing
Where we own the right to service loans, we recognize MSR assets in our consolidated financial statements and have elected to mark this portfolio to fair value each quarter. We primarily generate recurring revenue through contractual servicing fees, which include late payment, modification, and other ancillary fees and interest income on custodial deposits. As the MSR owner, we are obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments when the mortgage loan borrower has failed to make the scheduled payments and to cover foreclosure costs and various other items that are required to preserve the assets being serviced. As the MSR owner, we generally have the right to solicit our customers for refinance opportunities, which are processed through our direct-to-consumer channel in our Originations segment. Additionally, we may be able to modify or refinance loans pursuant to government programs and earn incentive fees or gain-on-sale revenues from redelivering modified loans to new securitizations.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 4

Subservicing
We service loans on behalf of clients who own the underlying servicing rights. Since we do not own the right to service the loan, we do not recognize an MSR asset in our consolidated financial statements. We primarily generate revenue based upon a stated fee per loan per month that varies based on the loan’s delinquency status. As a subservicer, we may be obligated to make servicing advances; however, advances are generally limited, with recoveries typically following within 30 days. Additionally, our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships as those risks are retained by the owner of the MSR. Capital requirements for subservicing arrangements are substantially lower than for owned MSRs. We also offer high-touch, special servicing through our brand Rushmore Servicing in connection with the acquisition of Rushmore Loan Management Services, LLC. The acquisition of the Rushmore Servicing special servicing business brings us additional capacity and positions us for revenue growth opportunities across a wide range of adverse environments.

As of December 31, 2023, our subservicing portfolio had a total UPB of $404 billion, which accounted for 41% of the total servicing portfolio. We believe the subservicing operations allows us to leverage the scale of our technology and labor capital to provide cost effective servicing to customers while limiting the use of cash resources, thereby producing a higher return on equity.

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

Originations
Our Originations segment originates residential mortgage loans, providing both purchase and refinance opportunities to our existing servicing customers through our direct-to-consumer channel and purchases loans from other originators through our correspondent channel. According to the latest publication by Inside Mortgage Finance, as of the third quarter of 2023, we were the 26th largest overall mortgage loan originator in the United States. During the year ended December 31, 2023, we funded $12.6 billion mortgage loans. We generate revenue through gains related to the selling of mortgage loans sourced through our direct-to-consumer and correspondent channels and fees associated with originating loans. We originate and purchase conventional mortgage loans conforming to the underwriting standards of the GSEs. We also originate and purchase government-insured mortgage loans, which are insured by the Federal Housing Administration (“FHA”), Department of Veterans Affairs (“VA”) and U.S. Department of Agriculture (“USDA”). Additionally, we offer non-agency Jumbo purchase loans and closed-end second lien refinance loans in our direct-to-consumer channel, originating to the standards of our investors.

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

Direct-to-Consumer Channel
We originate loans directly with borrowers through our direct-to-consumer channel. This channel utilizes our call centers, website and mobile apps, specially-trained teams of licensed mortgage originators, predictive analytics and modeling utilizing proprietary data from our servicing portfolio to reach those of our existing 4.6 million servicing customers who may benefit from a new mortgage. Depending on borrower eligibility, we will refinance existing loans into conventional, government or non-agency products. Through lead campaigns and direct marketing, the direct-to-consumer channel seeks to convert leads into loans in a cost-efficient manner. We earn gain-on-sale revenues from securitizing newly-originated loans.

Our direct-to-consumer channel represented 47% and 63% of our mortgage originations for the years ended December 31, 2023 and 2022, respectively, based on funded volume. Pull through adjusted lock volume for this channel was $5.7 billion and $14.8 billion in 2023 and 2022, respectively.

5 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

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

Our correspondent channel represented 53% and 37% of our mortgage originations for the years ended December 31, 2023 and 2022, respectively, based on funded volume. Pull through adjusted lock volume for this channel was $7.1 billion and $10.1 billion in 2023 and 2022, respectively.

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

Human Capital Resources
Over the last few years, we have cultivated a people-first culture, utilizing team member feedback to drive new initiatives. Mr. Cooper had approximately 6,800 employees as of December 31, 2023 across the U.S. and India.

As a company, Mr. Cooper is grounded in a set of intangible values - being challengers of convention, champions for our customers and cheerleaders for our team. Our most recent engagement survey, which led to our fifth Great Place to Work® certification and inclusion on the 2023 Great Place to Work® and Fortune Best in Financial Services and Best Workplaces in Texas lists, shows how these intentional efforts are making a difference, with 88% of survey participants having said that Mr. Cooper is a great place to work.

These efforts are governed by the Company’s policy, which outlines Mr. Cooper Group’s dedication to supporting human rights through a robust diversity, equity, and inclusion (DE&I) Team Member programs and competitive compensation.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 6

Diversity and Inclusion Initiatives: Our success as a business is directly tied to our ongoing efforts to attract and retain diverse talent, promote fairness and equity, and maintain an inclusive and progressive environment where each team member can thrive. We established our internal Office of Diversity, Equity, and Inclusion to serve as a driver and a resource for our team members and the community. The Office of Diversity, Equity, and Inclusion has spearheaded numerous programs and oversees 11 Employee Resource Teams as of December 31, 2023. The Office of DE&I facilitated events honoring Heritage Months, while our Employee Resource Teams sponsored events, comprised of speaking engagements, career development workshops, and community service. With our expanded educational offerings, in 2023, we offered courses for team members across a variety of DE&I topics.

In addition to creating an inclusive environment for our team members, we understand the importance of supporting the communities where we live and work. In 2023, we continued our efforts in the community by providing housing education and outreach, resulting in $360 million in governmental funding secured to support homeowners in need. As part of our community support, in 2023, we also created a supplier diversity program, including launching a supplier diversity web portal to ensure we maintain a robust and diverse vendor pipeline as part of our procurement efforts. We recognize supplier diversity as a business strategy that strengthens the local, national and broader global community while generating economic opportunity for disadvantaged communities. We appreciate the strategic benefits and value derived from robust supplier diversity initiatives and commit to their continuous improvement.

Talent Management: We invest in attracting, developing and retaining the best talent, and we know that focusing on a holistic experience will continue to be key in our journey from better to best. We operate an overarching Talent Management function, which combines our Training, Leadership Development and Talent Acquisition teams into one group. Over the past year, we offered our employees training across a broad range of categories, including leadership, inclusion, professional skills, and performance management.

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
7 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

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
•our ability to prevent cyber intrusions and mitigate cyber risks;
•delays in our ability to collect or be reimbursed for servicing advances;
•our ability to obtain sufficient liquidity and capital to operate our business;
•disruptions in the secondary home loans market;
•our ability to successfully implement our strategic initiatives and hedging strategies;
•our ability to realize anticipated benefits of our previous acquisitions;
•our ability to use our net operating loss, other tax carry forwards and certain built-in losses or deductions;
•changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;
•third-party credit, servicer and correspondent risks;
•our ability to pay down debt;
•our ability to manage legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs;
•issues related to the development and use of artificial intelligence;
•health pandemics, hurricanes, earthquakes, fires, floods and other natural catastrophic events; and
•our ability to maintain our licenses and other regulatory approvals.

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

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 8

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
•Changes in tax legislation and challenges from tax authorities may have an adverse impact on our financial condition.
•We may not be able to fully utilize our net operating loss (“NOL”), other tax carry forwards and certain built-in losses or deductions.

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

Corporate/Other
•Our Real Estate exchange business could be further impacted by delays in foreclosure sales, as well as economic slowdowns and recessions.

9 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

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
•Issues related to the development and use of artificial intelligence could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
•We may have lapses in disclosure controls and procedures or internal control over financial reporting.
•Our business is subject to the risks of natural catastrophic events and health pandemics.

Regulatory, Compliance and Legal Risks

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

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 10

Risk Factors

Market, Financial Reporting, Credit and Liquidity Risks

Our revenues in Originations and Servicing are highly dependent on macroeconomic and U.S. residential real estate market conditions.
Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, inflation, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment or stagnant or declining wages affect our customers’ income and thus their ability and willingness to make loan payments. Although inflation has slowed during 2023, it remains above the Federal Reserve’s 2% target, and it is expected that interest rates will remain elevated for some time. Additionally, global events affect all such macroeconomic conditions. Instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Ukraine-Russia conflict, China-Taiwan relations, and the recent eruption of hostilities in Israel and Gaza), global economic ramifications of the current economic challenges in China, and other disruptions may continue to put pressure on global economic conditions. Weak, or a significant deterioration in economic conditions, reduces the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential customers to take out loans. As a result, such economic factors affect loan origination volume. Additional macroeconomic factors including, but not limited to, rising government debt levels, the withdrawal or augmentation of government interventions into the financial markets, changing U.S. consumer spending patterns, changing expectations for inflation and deflation, and weak credit markets may create low consumer confidence in the U.S. economy or the U.S. residential real estate industry. Excessive home building or high foreclosure rates resulting in an oversupply of housing in a particular area may also increase the amount of losses incurred on defaulted mortgage loans. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit markets at any time and adversely affect our financial condition.

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
11 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Originations:

•an increase in interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a purchase money loan may be more difficult for consumers;

•an increase in interest rates could also adversely affect our production margins due to increased competition among originators;

Other:

•an increase in interest rates could adversely affect Xome’s Real Estate exchange property sales, particularly non-distressed sales, as financing may become less attractive to borrowers;

•an increase in interest rates could increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and loan originations and for borrowing for acquisitions; and

•a decrease in interest rates could reduce our earnings from our custodial deposit accounts.

Home prices in many areas of the country have risen dramatically. Home values may deflate significantly, especially in those areas with the highest rates of increase. Falling home prices may result in higher defaults, greater loss severity, increased foreclosures and losses to investors and stakeholders. The decrease in housing values may greatly affect mortgage loan originations for years, with dramatic decreases in volume due in part from borrowers’ inability to sell or refinance their properties as a result of the lower values. In addition, as investors take losses and liquidity in capital markets evaporates, investors and originators may tighten underwriting criteria and scrutiny of loan production. These events could decrease our revenue from loan originations or loan purchases, and increase our expenses due to repurchases, the resources needed to validate claims, and servicing costs to manage higher defaults and foreclosures.

Any of the foregoing could adversely affect our business, financial condition and results of operations.

A disruption in the secondary home loan market, including the MBS market, could have a detrimental effect on our business.
Demand in the secondary market and our ability to complete the sale or securitization of our mortgage loans depends on a number of factors, many of which are beyond our control. This includes general economic conditions, general conditions in the banking system, the willingness of lenders to provide funding for mortgage loans, the willingness of investors to purchase mortgage loans and MBS, and changes in regulatory requirements. In September 2022, the U.S. Federal Reserve withdrew from the mortgage securities market and ceased purchasing MBS. Additionally, the yield on U.S. Treasury bonds, often referred to as one of the primary market indicator rates, remains high and the spread between mortgage rates and 10-year Treasury yield continues to remain at 2008 financial crisis levels. Customers have little to no rate incentive to refinance and there is minimal demand from buyers of MBS. Any continued significant disruption or period of illiquidity in the general MBS market could directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we may be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices, which could be detrimental to our business.

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

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 12

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

Additionally, the Basel III “endgame” regulations released in response to recent regional bank failures are expected to discourage banks from investing in MSRs and other mortgage assets, which may make it more difficult to secure or to obtain acceptable terms for our various debt facilities.

If we are unable to obtain sufficient capital on acceptable terms for any of the foregoing reasons, this could adversely affect our business, financial condition and results of operations.

Our substantial indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs.
As of December 31, 2023, the aggregate principal amount of our unsecured senior notes was $3,200 million. Although we and our subsidiaries have substantial indebtedness, we believe we have the ability to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. These agreements generally restrict us and our restricted subsidiaries from incurring additional indebtedness; however, these restrictions are subject to important exceptions and qualifications. If we incur additional debt, the related risks could be magnified and could limit our financial and operating activities.

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

13 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

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

When we acquire a platform, we may elect to operate this platform in addition to our current platform for a period of time or indefinitely. Individually or collectively, these transactions could substantially increase the UPB, or alter the composition of our portfolio of mortgage loans that we service or have an otherwise significant impact on our business. Additionally, we may make potentially significant acquisitions which could expose us to greater risks than we currently experience in servicing our current portfolio and adversely affect our business, financial condition and results of operations.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 14

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
We use various derivative financial instruments to provide a level of protection against interest rate risks related to our both our pipeline (LHFS and IRLCs spanning our Originations and Servicing segments) and our MSR portfolio (in our Servicing segment), but no hedging strategy can protect us completely. The nature and timing of hedging transactions influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility, and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during periods of heightened volatility or economic downturns. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

We have third-party credit, servicer and correspondent risks which could have a material adverse effect on our business, liquidity, financial condition and results of operation.
Consumer Credit Risk: We provide representations and warranties to purchasers and insurers of the loans that we sell that range between three years and the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. Our loss estimates are affected by factors both internal and external in nature, including, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands, our ability to recover any losses from third parties, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economies. Many of the factors are beyond our control and may lead to judgments that are susceptible to change. In adverse market conditions, loans may decrease in value due to an increase in delinquencies, borrower defaults and non-payments. In addition, property values may experience losses at liquidation due to extensions in foreclosure and real estate owned (“REO”) sales timelines, as well as home price depreciation.

Counterparty Credit Risk: We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. Although certain credit facilities and warehouse lines are committed, we may experience a disruption in operations due to a lender withholding funds of a borrowing request on the respective credit facility.

15 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

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

Changes in tax legislation and challenges from tax authorities may have an adverse impact on our financial condition.
U.S. federal and state tax authorities may periodically revise legislation that may result in changes to the interpretation of established tax concepts. Future revisions in tax legislation and interpretations thereof could adversely impact our provision for income taxes, cash flow and financial condition. In addition, challenges arising from taxing authorities, including the Internal Revenue Service (IRS) and state and local jurisdictions, on the interpretation of tax laws and regulations could result in adjustments to our effective tax rate, the amount of taxes due or otherwise have an adverse impact on our financial condition.

We may not be able to fully utilize our NOLs, other tax carry forwards and certain built-in losses or deductions.
As of December 31, 2023, we had U.S. federal NOLs of $354 million, of which $186 million were not subject to limitation under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”). Our ability to utilize NOLs, other tax carry forwards and certain built-in losses or deductions to reduce taxable income in future years could be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such NOL carry forwards prior to their expiration. Although we have certain transfer restrictions in place under our Certificate of Incorporation, our Board could issue additional shares of stock or permit or effect future conversions, amendments or redemptions of our stock, which, depending on their magnitude, could result in ownership changes that would trigger the imposition of additional limitations on the utilization of our NOLs under Sections 382 and 383 of the Code. Similar provisions of state tax law may also apply. In an attempt to minimize the likelihood of an additional ownership change occurring, our Certificate of Incorporation contains transfer restrictions limiting the acquisition (and disposition) of our stock or any other instrument treated as stock for purposes of Section 382 by persons or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 owning (actually or constructively), or who would own as a result of the transaction, 4.75% of the total value of our stock (including any other interests treated as stock for purposes of Section 382). Nevertheless, it is possible that we could undergo an ownership change, either by events within or outside of the control of our Board, e.g., indirect changes in the ownership of persons owning 5% of our stock. In the event of a subsequent ownership change, all or part of the NOLs or built-in losses that were not previously subject to limitations under Section 382 could also become subject to an annual limitation. Section 384 may also apply in the event of an ownership change resulting from an acquisition, which would limit the utilization of our NOLs to only certain income or gains generated from assets owned subsequent to the acquisition. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 16

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
Our servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the right to service additional pools of residential mortgages, enter into additional subservicing agreements or to retain the servicing rights on newly originated mortgages. We have also shifted the mix of our servicing portfolio to a greater mix of subserviced loans. While we expect this strategy to have longer-term benefits, in the short-term, since subservicing revenues are earned on a fee per loan basis, this shift in our servicing portfolio to subservicing could reduce our revenue and earnings. In addition, we may not be able to maintain our pipeline of subservicing opportunities. and do not have control of whether a subservicing client sells off its portfolio or the volume and timing of such sales.

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

17 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

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
During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances, and in certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, when a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or liquidation occurs. Market disruptions where a temporary period of forbearance may be offered for customers unable to pay on certain mortgage loans may also increase the number of defaults, delinquencies or forbearances related to the loans we service, increasing the advances we make for such loans.

We have sold to a joint venture capitalized by certain entities formed and managed by Rithm Capital Corp. (“Rithm”) and certain third-party investors the rights to mortgage servicing rights and servicer advances related to certain loan pools. In connection with these transactions, Rithm purchased the equity of wholly owned special purpose subsidiaries of Mr. Cooper Group that issued limited recourse funding to finance the advances. We continue to service these loans. In the event that Rithm receives requests for advances in excess of amounts that they or their co-investors are willing or able to fund, we are obligated to fund these advance requests. Since we have transferred the related advance facilities to Rithm, we may have to obtain other sources of financing which may not be available. Our inability to fund these advances could result in a termination event under the applicable servicing agreement, an event of default under the advance facilities and a breach of our purchase agreement with Rithm. Our inability to fund these advance requests could adversely affect our business, financial condition and results of operations.

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

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 18

We are subject to minimum financial eligibility requirements established by the Agencies. These minimum financial requirements, include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidly needed to service Agency mortgage loans and MBS and cover the associated financial obligations and risks. To meet these minimum financial requirements, we are required to maintain cash and cash equivalents in amounts that could impede us from growing our business and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth. The FHFA and Ginnie Mae have updated their minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers, the majority of which became effective on September 30, 2023. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. On October 21, 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. Although we believe that we will be in compliance with these updated requirements, to the extent that these capital and liquidity requirements are not met, the applicable agency may suspend or terminate these agreements, which would prohibit us from further servicing these specific types of mortgage loans or being an approved servicer. If we are unable to meet these capital and liquidity requirements, this could adversely affect our business, financial condition and results of operations.

Subservicing: Our subservicing portfolio is highly concentrated with a small number of parties who may elect to transfer their subservicing relationship to other counterparties or may go out of business. As of December 31, 2023, 93% of our subservicing portfolio is with 6 counterparties. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing contracts with or without cause, with limited notice and with no termination fee upon a change of control. Entering into additional subservicing contracts will expose us to similar risks with new counterparties.

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

19 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

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
There are various proposals which deal with GSE reform, including winding down the GSEs and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process. Uncertainty remains regarding the future of the GSE’s, including with respect to the duration of conservatorship, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit entities. The extent and timing of any regulatory reform regarding the GSEs and the U.S. housing finance market, as well as any effect on our business operations and financial results, are uncertain. It is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take or how proposals, legislation or policies may impact our business.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 20

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

Corporate/Other
Our Real Estate exchange business could be further impacted by delays in foreclosure sales, as well as economic slowdowns and recessions.
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
Certain strategic initiatives, which we discuss in our MD&A, are designed to improve our results of operations and drive long-term stockholder value.

There is no assurance that we will be able to successfully implement these strategic initiatives, that we will be able to realize all of the projected benefits of our plans or that we will be able to compete successfully in new markets and our efforts may be more expensive and time consuming than we expect, which could adversely affect our business, financial condition and results of operations.
21 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Technology failures or cyber-attacks against us or our vendors could damage our business operations, and new laws and regulations could increase our costs.
The business industry as a whole is characterized by rapidly changing technologies, system disruptions and failures caused by fire, power loss, telecommunications failures, system misuse, unauthorized intrusion (cyber-attack), computer viruses and disabling devices, natural disasters, health pandemics and other similar events that may interrupt or delay our ability to provide services to our borrowers. As a part of conducting business, we receive, transmit and store a large volume of personally identifiable information and other user data. Additionally, Xome, which utilizes a real estate auction website, is reliant on information technology networks and systems to securely process, transmit and store sensitive electronic information. Cybersecurity risks for the financial services industry have increased significantly in recent years due to new technologies, the reliance on technology to conduct financial transactions and the increased sophistication of organized crime and hackers. Those parties also may attempt to misrepresent personal or financial information to obtain loans or other financial products from us or attempt to fraudulently induce employees, customers, or other users of our systems to disclose confidential information in order to gain access to our data or that of our customers. Additionally, cyberattacks on financial institutions are increasingly becoming a tactical risk of modern warfare. Cyberattacks performed as an act of war are typically excluded from insurance coverage and could result in material financial loss to the organization with limited recourse from insurance providers. We and others in our industry are regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, and data, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer viruses, malware, phishing, ransomware and other attack vectors. These attacks may result in unauthorized individuals obtaining access to our confidential information or that of our customers, or otherwise accessing, damaging, or disrupting our systems or infrastructure. In particular, as initially disclosed on November 2, 2023, and supplemented in our disclosures on November 9, 2023, and December 15, 2023, on October 31, 2023, we experienced a cybersecurity incident in which an unauthorized third party gained access to certain of our technology systems and obtained personal information relating to substantially all of our current and former customers.

In addition, to access our products and services, including our Home Intelligence app, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Third parties with which we do business or that facilitate our business activities or vendors that provide services or security solutions for our operations could also be sources of operational risk and information security risk to us, including from cyber-attacks, information breaches or loss, breakdowns, disruptions or failures of their own systems or infrastructure, or any deficiencies in the performance of their responsibilities. Additional security breaches, acts of vandalism and developments in computer intrusion capabilities could cause our financial, accounting, data processing or other operating systems and facilities to fail to operate properly or become disabled and could result in a compromise or breach of the technology that we or our vendors use to protect our borrowers’ personal information and transaction data.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against additional internal and external security breaches, especially because the techniques used change frequently, are becoming more sophisticated and are not recognized until launched, and because security attacks can originate from a wide variety of sources. This is especially applicable in the shift to having most of our team members work in a home-centric environment, as our team members access our secure networks through their home networks. These risks may increase in the future as we continue to increase our reliance on telecommunication technologies (including mobile devices), the internet and use of web-based product offerings.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 22

While we have implemented policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that cyber intrusions, whether external or internal, will not occur. An additional successful penetration or circumvention of the security of our or our vendors’ systems or a defect in the integrity of our or our vendors’ systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations. This risk is enhanced in certain jurisdictions with stringent data privacy laws. For example, the California Consumer Privacy Act of 2018 which went into effect in January 2020, as amended by the California Privacy Rights Act, which went into effect in January 2023 (collectively, the “Privacy Acts”), provides data privacy rights for consumers and operational requirements for us. The Privacy Acts include a statutory damages framework and private rights of action against businesses that fail to comply with certain Privacy Acts terms or implement reasonable security procedures and practices to prevent data breaches. Several other states have enacted similar legislation, and many other states are currently considering similar legislation, and there remains increased interest at the federal level as well. Additionally, while we have obtained insurance to cover us against certain cybersecurity risks and information theft, there can be no guarantee that all losses will be covered or that the insurance limits will be sufficient to cover such losses.

In addition, increasing attention is being paid by the media, regulators and legislators to matters relating to cybersecurity, and regulators and legislators may enact laws or regulations regarding cybersecurity. For example, the New York Department of Financial Services has adopted regulations that are far-ranging in scope, including not only specific technical safeguards but also requirements regarding governance, incident planning, data management and system testing, and the FTC promulgated a revised Safeguards Rule. New laws and regulations could result in significant compliance costs, which may adversely affect our cash flows and net income.

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

23 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

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
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Many of the companies with which we compete for experienced employees are large banks who have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could materially affect our business, financial condition and results of operations. From time to time, we may have staffing reductions and may be exposed to unanticipated consequences of our staffing reductions, including attrition beyond the planned reductions, increased difficulties in our day-to-day operations, including a loss of continuity, loss of accumulated knowledge and/or efficiency, reduced employee morale and reduced ability to attract and retain qualified personnel. Employees who were not affected by our planned staffing reductions may seek alternate employment, which may harm our productivity.

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

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 24

Negative public opinion could damage our reputation and adversely affect our business.
Reputational risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, technology failures, cyber attacks, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Additionally, the proliferation of social media websites as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets.

Our reputation may also be negatively impacted by our environmental, social and governance (“ESG”) practices and disclosures, including climate change practices and disclosures. In addition, various private third-party organizations have developed ratings processes for evaluating companies on their approach to ESG matters. These third party ESG ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable ESG ratings may lead to reputational damage and negative sentiment among our investors and other stakeholders.

These factors could impair our working relationships with government agencies and investors, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers and employees, and adversely affect our results of operations.

Issues related to the development and use of artificial intelligence (AI) could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
We currently incorporate generative AI driven automation in our call centers. We also developed a mortgage-centric AI platform to onboard loan portfolios that we use internally and market to third parties. Our research and development of such technology remains ongoing, and we may begin to use AI in other areas in our business operations. AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could (i) give rise to legal and/or regulatory action, including as a result of new applications of existing data protection, privacy, intellectual property, and other laws; (ii) damage our reputation; or (iii) otherwise materially harm our business.

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
Earthquakes, hurricanes, fires, floods, health pandemics, and similar events could have a material adverse effect on the macro economy and affect our loan servicing costs, increase our servicing advances, increase servicing defaults and negatively affect the value of our MSRs and loans in our pipeline.

Regulatory, Compliance and Legal Risks

We operate within a highly regulated industry on federal, state and local levels and our business results are significantly impacted by the laws and regulations to which we are subject, as well as scrutiny from governmental or regulatory agencies.
Our businesses are subject to extensive, complex and comprehensive regulation under federal, state and local laws in the United States, as well as governmental scrutiny from regulators and law enforcement agencies. These laws, regulations and governmental inquiries can significantly affect the way that we do business, can restrict the scope of our existing businesses, limit our ability to expand our product offerings or to pursue acquisitions, or can make our costs to service or originate loans higher, which could impact our financial results.

25 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Federal, state and local governments have proposed or enacted numerous laws, regulations and rules related to mortgage loans and registered investment advisors. Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing, originations and ancillary business, including Xome and Roosevelt Management Company, and the fees we may charge. These regulations directly impact our business and require constant compliance, which includes enhancing our compliance program, procedures and controls, monitoring and internal and external audits. A failure in maintaining an effective compliance program or a material failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions, which could materially adversely affect our business, financial condition and results of operations. In addition, there continue to be changes in legislation and licensing, which require technology changes and additional implementation costs for loan originators and new state and federal privacy legislation could impact mortgage operations, marketing, and data governance. We expect legislative changes will continue in the foreseeable future, which may increase our operating expenses. For example, on December 30, 2022 the state of New York signed into law a new measure which strictly enforces the state statute of limitations period to foreclose on a mortgage lien before losing the ability to enforce the security instrument. The law has not yet had sufficient time to be tested or challenged, but could subject the company to substantial losses for investors in properties in New York which could increase the potential of losses to the company. Furthermore, there continue to be changes in state laws that are adverse to mortgage servicers that increase costs and operational complexity of our business and impose significant penalties for violation. Any of these changes in law could adversely affect our business, financial condition and results of operations.

Regulatory requirements or changes to existing requirements that the CFPB or other federal or state agencies, including HUD and the FCC, related to our business may result in increased compliance and operational costs and impair the profitability of such business. For example, Regulation C of the Home Mortgage Disclosure Act (“HMDA”) requires us to collect and report certain mortgage data for every loan application. These requirements for gathering and submitting large amounts of data regarding loan applications to regulators and the public are complex. Thus, any inadvertent errors in our gathering or reporting the data could result in fines or penalties being levied by the CFPB or other regulators against us. In addition, the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), could be expanded and we could be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. The cumulative effect of these changes could result in a material impact on our earnings. The implementation of the originations and servicing rules by the CFPB and the CFPB’s continuing examinations of our business, could increase our regulatory compliance burden and associated costs and place restrictions on our operations, which could in turn adversely affect our business, financial condition and results of operations. Additionally, our sub-servicing of loans for federally regulated depositories creates indirect regulatory risk with the OCC, FDIC, and the U.S. Federal Reserve. Recent enforcement actions by these regulators over competitors in the mortgage servicing business increases our risks with both the CFPB and indirectly through our subservicing business partners.

We could be subject to additional regulatory requirements or changes under the Dodd-Frank Act beyond those currently proposed, adopted or contemplated. There also continues to be discussion of potential GSE reform which would likely affect markets for mortgages and mortgage securities in ways that cannot be predicted. In addition, FHFA initiatives may be implemented by the GSEs that could materially affect the market for conventional and/or government insured loans. Further, on November 3, 2023, the Financial Stability Oversight Council (the “FSOC”) unanimously voted to issue final versions of a new analytic framework for financial stability risks and updated guidance on the FSOC’s nonbank financial company determinations process. The updated guidance for Nonbank Financial Company Determinations sets forth the FSOC’s procedures for considering whether to designate a nonbank financial company for Federal Reserve supervision and prudential standards under section 113 of the Dodd-Frank Act.

Individual states have also been active in regulatory enforcement, as have other regulatory organizations such as the Multi-State Mortgage Committee, as well as various state Attorneys General. We also believe there has been a shift among certain regulators towards a broader view of the scope of regulatory oversight responsibilities with respect to mortgage originators and servicers. In addition to their traditional focus on consumer protection laws, licensing and examination matters, certain regulators have begun to make observations, recommendations or demands with respect to such areas as corporate governance, low-to-moderate income lending requirements, safety and soundness, and risk and compliance management.

Certain regulators took steps to block the acquisition of MSRs by one of our competitors. It is possible that we could become subject to similar actions with respect to our acquisition of MSRs or other key business operations such as entering into subservicing contracts, which could adversely affect our business, financial condition and results of operations.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 26

The influx of new laws, regulations, and other directives adopted in response to the COVID-19 pandemic exemplifies the ever-changing and increasingly complex regulatory landscape we operate in. While some regulatory reactions to COVID-19 may have relaxed certain compliance obligations (e.g., relaxing work location requirements for loan personnel working remotely during COVID-19 emergency declarations) other updates related to servicing delinquent mortgages and providing new mortgage assistance programs have substantially increased mortgage servicers responsibilities and risks. While some regulators have granted permanent ability to work away from a licensed location, those that have not may determine that prior leniency surrounding work locations may no longer apply. We have received, and may continue to receive, inquiries from various federal and state lawmakers, attorneys general and regulators seeking information on our COVID-19 response and its impact on our business, team members, and clients. Future regulatory scrutiny and enforcement resulting from COVID-19 is unknown.

Additionally, the CFPB iteratively adopted rules over the course of several years regarding mortgage servicing practices that required us to make modifications and enhancements to our mortgage servicing processes and systems. While the CFPB announced its flexible supervisory and enforcement approach during the COVID-19 pandemic on certain consumer communications required by the mortgage servicing rules, managing to the CFPB's loss mitigation rules is challenging. If we are unable to comply with, or face allegations that we are in breach of, applicable laws, regulations or other requirements, we may face regulatory action, including fines, penalties, and restrictions on our business. In addition, we could face increased litigation, including class action lawsuits, and reputational damage.

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

27 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Regulatory Matters: We operate within highly regulated industries on a federal, state and local level. In the normal and ordinary course of our business, we are routinely subject to extensive examinations, investigations, subpoenas, inquiries and reviews by various federal, state and local governmental, regulatory and enforcement agencies, including CFPB, the Securities and Exchange Commission, the Department of Justice, the Office of the Special Inspector General for the Troubled Asset Relief Program, the U.S. Department of Housing and Urban Development, various State mortgage banking regulators and various State Attorneys General, related to our residential loan servicing and origination practices, our financial reporting and other aspects of our businesses. For example, in 2020, we resolved certain legacy regulatory matters with the CFPB, the multi-state committee of mortgage banking regulators and various State Attorneys General, and the Executive Office of the United States Trustee, all of which involved findings from examinations and discussions that were completed in 2014 and 2015, and related to certain loan servicing practices which occurred during 2010 through 2015. Several large mortgage originators or servicers have been subject to similar matters, which have resulted in the payment of fines and penalties, changes to business practices and the entry of consent decrees or settlements. The trend of large settlements with governmental entities may adversely affect the outcomes for other financial institutions, including us. We continue to manage our response to each matter, but it is not possible for us to reliably predict the outcome of any of them, including predicting any possible losses resulting from any judgments or fines, which can lead to substantial disparities between legal reserves and subsequent settlements or penalties.

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

We establish reserves for pending or threatened legal proceedings when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. Legal proceedings are inherently uncertain, and our estimates of loss are based on information available at that time. Our estimates may change from time to time for various reasons, including factual or legal developments in these matters. There cannot be any assurance that the ultimate resolution of our litigation and regulatory matters will not involve losses, which may be material, in excess of our recorded accruals or estimates of reasonably possible losses.

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

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 28

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

29 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

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

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 30

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

Our cyber risk management and strategy has been incorporated into our compliance and risk management program across a number of verticals. For example, information security risk assessments are performed across our business processes, including, but not limited to, third-party services, vendors and systems that process sensitive data. We undergo external annual penetration assessments to evaluate susceptibility to attack, for example, through social engineering, application websites and system/network vulnerabilities. We aim to continuously evolve our information security program in response to the ever-changing landscape of best practices, industry-specific risks, company-specific risks, and potential threats. This evolution is also driven by validation tests in an effort to ensure our program remains robust and effective. In the wake of the October 2023 cybersecurity incident, we prioritized implementation of enhanced safeguards consistent with our incident response process and further fortifying our commitment to information security.

We also have a process to evaluate third-party providers, which is designed to understand the potential risks and impact of threats to our supply chains as well as potential privacy risks associated with external data management. This process has multiple components and is designed to assess our providers performance across several domains, including data security, asset management, communications and operations management, access control, business continuity management, financial, and legal compliance.

Considering the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants, and auditors, in evaluating and testing our risk management systems. These engagements allow us to leverage specialized knowledge and insights, including leading industry practices, to better inform our cybersecurity strategies and processes. Our collaboration with these third parties includes audits, threat assessments, and consultations to enhance our security measures.

In addition, we undergo several compliance audits annually, which include a SOX compliance audit, and a SOC1 audit. Our approach to managing compliance-related risks includes maintaining a data loss prevention program, centralized compliance management, an identity management platform, ongoing Managed Security monitoring, threat and vulnerability monitoring, and information security risk insurance.

Governance Related to Cybersecurity Risks

The full Board of Directors conducts several reviews throughout the year in an effort to ensure that our cyber strategy and risk management is appropriate and prudent. It is the responsibility of the Board of Directors to understand and oversee our strategic plans, the associated risks, and the steps that our senior management team is taking to manage and mitigate those risks. Principle responsibility in this domain is shared by our Chief Risk and Compliance Officer, who has approximately 20 years of leadership experience in the financial services sector with an extensive background in the mortgage industry, and our Chief Information Officer who has approximately 20 years of experience leading technology and product engineering functions.

Our Enterprise Risk Committee reviews and discusses cybersecurity, information security and data privacy risks at regular intervals. A quarterly Enterprise Risk Committee meeting is chaired by our Chief Risk and Compliance Officer and includes information security briefings led by the Chief Information Security Officer.

31 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

We also hold quarterly Audit and Risk Committee meetings, during which our Board of Directors receives briefings on information security matters. Risks that are identified during these processes are reviewed by executive leadership and corrective action plans are established to address and manage the issues, as applicable and appropriate.

We believe in a proactive approach to enterprise risk management. A major tenet of our cybersecurity program includes training to educate and inform team members on cyber hygiene and threat management as well as regular testing to check for understanding. We have invested in technology and dedicated internal resources to facilitate training for application developers, conduct tabletop exercises, run anti-phishing campaigns, and train on privacy regulations. These training activities, along with other key risk indicators, are tracked and reported to our Enterprise Risk Committee on a quarterly basis.

Recent Cybersecurity Activity

As previously disclosed on a Form 8-K dated November 2, 2023, as amended by the Form 8-K/As dated, November 9, 2023, and December 15, 2023, on October 31, 2023, we experienced a cybersecurity incident in which an unauthorized third party gained access to certain of our technology systems and obtained personal information relating to substantially all of our current and former customers. Following detection of this incident, we initiated response protocols that included deploying containment measures involving shutting down certain systems as a precautionary measure. We notified law enforcement, regulatory authorities, and other stakeholders. We worked with our existing cybersecurity firms and retained additional cybersecurity experts to support our actions.

Our engagement with law enforcement and regulators, and defense of litigation is ongoing. To assist our customers, we have offered identity protection services, including credit monitoring, to all of our current and former customers for two years.

The cybersecurity incident did not result in a misstatement to the interim consolidated financial statements previously filed or included in this Annual Report on Form 10-K. In addition, while we cannot presently quantify the full extent of remediation and legal expenses associated with this cyber-attack, we do not believe the incident has materially affected or is reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

Item 2. Properties

We lease and maintain our principal executive office in one building totaling approximately 176,000 square feet in Coppell, Texas. Our business operations and support offices are in leased facilities in various other locations in the United States, as well as locations in India. Our locations in the United States include (i) Texas and California, which houses our Servicing and Originations segments, and (ii) Arizona, Michigan, Florida, and Colorado, which house the remainder of our Servicing segment. Our India locations include Chennai, which supports our Servicing and Originations segments, and Bengaluru, which supports our Servicing segment. We believe that our facilities are adequate for our current requirements and are being appropriately utilized. We periodically review our space requirements, and we believe we will be able to acquire new space and facilities as and when needed on reasonable terms. We also look to consolidate and dispose of facilities we no longer need, as and when appropriate.

Item 3. Legal Proceedings

We are routinely and currently involved in a number of legal proceedings, including, but not limited to, judicial, arbitration, regulatory and governmental proceedings related to matters that arise in connection with the conduct of our business. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. For a description of our material legal proceedings, see Note 20, Commitments and Contingencies in the Notes to Consolidated Financial Statements within Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 32

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders
Our common stock has been traded on the Nasdaq Stock Market under the ticker symbol “COOP.”

As of February 22, 2024, there were 1,629 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities
In October 2022, our Board of Directors authorized a new repurchase plan of $200 million of our outstanding common stock. In July 2023, our Board of Directors authorized an additional $200 million of our outstanding common stock. The stock repurchase program may be suspended, modified or discontinued at any time at our discretion. As of December 31, 2023, $137 million of common stock remain available for repurchase. During the three months ended December 31, 2023, we repurchased shares of our common stock at a total cost of $72 million under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares Purchased (in thousands)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (in thousands)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in millions)(1)
October 2023	419	$54.82	419	$186
November 2023	547	$57.59	547	$155
December 2023	277	$63.36	277	$137
Total	1,243		1,243

(1)Excludes excise tax.

Stockholder Return Performance
The following graph shows a comparison of the cumulative total stockholder return for our common stock, the S&P 500 Index and the S&P Composite 1500 Financials Index from December 31, 2018 through December 31, 2023. This data assumes an investment of $100 on December 31, 2018.

33 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Comparison of Cumulative Total Return (December 31, 2018 to December 31, 2023)
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Dec 2018
Dec 2019
Dec 2020
Dec 2021
Dec 2022
Dec 2023
Mr. Cooper
S&P 500 Index
S&P Composite 1500 Financials Index

Comparative results for our common stock, the S&P 500 Index and the S&P Composite 1500 Financials Index are presented below:

	December 31,
	2018	2019	2020	2021	2022	2023
Mr. Cooper	100	107	266	357	344	558
S&P 500 Index	100	129	150	190	153	190
S&P Composite 1500 Financials Index	100	128	123	162	142	156

Item 6. [RESERVED]

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 34

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

Basis of Presentation

The below presentation discusses the results of the operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

We are a leading servicer and a major originator of residential mortgage loans. Our purpose is to keep the dream of homeownership alive, and we do this by helping mortgage borrowers (our customers) manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio UPB from $10 billion in 2006 to $992 billion as of December 31, 2023. We believe this track record reflects our strong operating capabilities, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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

35 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Anticipated Trends

In the fourth quarter of 2023, our Servicing segment generated income before income tax expense of $184, and our servicing portfolio grew to $992 billion, bringing us very close to our $1 trillion UPB target. We anticipate achieving this target during the first quarter of 2024, once boarding of a $90 billion subservicing portfolio for a new client is complete. We expect growth conditions to remain favorable, especially for MSR bulk purchases, which are coming to market with attractive margins. Overall, we expect our Servicing segment income to lag our servicing portfolio growth, as we anticipate lower interest rates in 2024, which increase prepayment speeds and amortization expense and lower net interest income.

In the fourth quarter of 2023, our Originations segment generated income before income tax expense of $9 on funded volume of $2,661. We expect the Originations segment to operate at higher levels of profitability during the first quarter of 2024 compared to the fourth quarter of 2023 due to business interruptions caused by the cybersecurity incident in 2023. Refer to Item 1C. Cybersecurity, for more information on the cybersecurity incident.

On February 1, 2024, we completed an offering of $1,000 unsecured senior notes due 2032 at 7.125%, and used the proceeds from the offering to repay a portion of the MSR facilities, which have a higher run rate than the new unsecured senior notes. The offering will result in incremental corporate interest expense going forward, partially offset by a decrease in interest expense for our Servicing segment.

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

Results of Operations

Table 1. Consolidated Operations

	Year Ended December 31,
	2023	2022	Change
Revenues - operational(1)	$1,769	$1,643	$126
Revenues - mark-to-market	25	821	(796)
Total revenues	1,794	2,464	(670)
Total expenses	1,172	1,274	(102)
Total other income, net	32	24	8
Income before income tax expense	654	1,214	(560)
Less: Income tax expense	154	291	(137)
Net income from continuing operations	$500	$923	$(423)

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

Income before income tax expense decreased during the year ended December 31, 2023 compared to 2022 primarily due to a decrease in total revenues, partially offset by lower total expenses. The decrease in total revenues was primarily attributable to lower favorable MTM adjustment as the increase in mortgage rates was greater in 2022 compared to 2023. The MTM adjustment was partially offset by the increase in operational revenues in our Servicing segment driven by a larger servicing UPB portfolio in 2023, partially offset by decreased origination revenues due to lower origination volumes. The decrease in total expenses was primarily driven by lower salaries, wages and benefits in our Originations segment due to lower headcount in both the direct-to-consumer and correspondent channels as a result of reducing headcount commensurate with lower origination volumes in 2022. Partially offsetting the decrease in total expenses was cybersecurity incident related costs of $27 in 2023. Refer to Item 1C. Cybersecurity, for more information on the cybersecurity incident.

Income tax expense was $154 with an effective tax rate of 23.5% in the year ended December 31, 2023 compared with $291 with an effective tax rate of 24.0% in 2022. For further information on income taxes, please refer to Note 17, Income Taxes, in the Notes to Consolidated Financial Statements.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 36

Segment Results

Our operations are conducted through two segments: Servicing and Originations.

•The Servicing segment performs operational activities on behalf of investors or owners of the underlying mortgages and mortgage servicing rights, including collecting and disbursing borrower payments, investor reporting, customer service, modifying loans where appropriate to help borrowers stay current, and, when necessary, performing collections, foreclosures, and the sale of REO. In 2023, we expanded our special servicing product offering with the acquisition of Rushmore Loan Management Services.
•The Originations segment originates residential mortgage loans through our direct-to-consumer channel, which provides refinance options for our existing customers, and through our correspondent channel, which purchases or originates loans from mortgage bankers.

Refer to Note 21, Segment Information, in the Notes to Consolidated Financial Statements for a summary of segment results.

Servicing Segment

The Servicing segment’s strategy is to generate income by growing the portfolio and maximizing servicing margin. We believe several competitive strengths have been critical to our long-term growth as a servicer and subservicer, including our low-cost platform that creates operating leverage, our skill in mitigating losses for investors and clients, our commitment to strong customer service, industry leading compliance management, our history of successfully boarding new loans, and the ability to retain existing customers by offering attractive purchase and refinance options. We believe that our operational capabilities are reflected in our strong servicer ratings and recent agency recognition.

Table 2. Servicer Ratings

	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	January/February 2024	May 2023	January 2024

Residential	RPS2	SQ2-	Above Average
Master Servicer	RMS2+	SQ2+	Above Average
Special Servicer	RSS2	SQ2-	Above Average
Subprime Servicer	RPS2	SQ2-	Above Average
Rushmore Special Servicer(4)	RSS2	SQ3+	Above Average

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak
(4)In connection with the acquisition of Roosevelt in 2023, the Company acquired Rushmore Loan Management Services, LLC, which is a residential mortgage servicer with services that focuses on special servicing.
37 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

The following table sets forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Year Ended December 31,
	2023		2022		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$1,917	22	$1,530	19	$387	3
Amortization, net of accretion	(563)	(6)	(693)	(9)	130	3
Mark-to-market adjustments - Servicing	25	—	821	10	(796)	(10)
Total revenues	1,379	16	1,658	20	(279)	(4)
Expenses
Salaries, wages and benefits	340	4	324	4	16	—
General and administrative
Servicing support fees	91	1	76	1	15	—
Corporate and other general and administrative expenses	194	2	125	2	69	—
Foreclosure and other liquidation related expenses, net	27	1	16	—	11	1
Depreciation and amortization	12	—	18	—	(6)	—
Total general and administrative expenses	324	4	235	3	89	1
Total expenses	664	8	559	7	105	1
Other income (expense)
Other interest income	491	6	208	3	283	3

Advance interest expense	(55)	(1)	(31)	(1)	(24)	—
Other interest expense	(269)	(3)	(190)	(2)	(79)	(1)
Interest expense	(324)	(4)	(221)	(3)	(103)	(1)
Total other income (expenses), net	167	2	(13)	—	180	2
Income from continuing operations before income tax expense	$882	10	$1,086	13	$(204)	(3)

Weighted average cost - advance and MSR facilities	7.9%		4.6%		3.3%
Weighted average cost - excess spread financing	8.7%		8.8%		(0.1)%

(1)Calculated basis points (“bps”) are as follows: Annual dollar amount/Total average UPB X 10000.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 38

Table 4. Servicing - Revenues

	Year Ended December 31,
	2023		2022		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$1,466	16	$1,227	15	$239	1
Modification fees	19	—	13	—	6	—
Late payment fees	63	1	59	1	4	—
Other ancillary revenues	117	2	53	1	64	1
Total MSR operational revenue	1,665	19	1,352	17	313	2
Subservicing-related revenue	323	3	283	3	40	—
Total servicing fee revenue	1,988	22	1,635	20	353	2
MSR financing liability costs	(30)	1	(19)	—	(11)	1
Excess spread payments and portfolio runoff	(41)	(1)	(86)	(1)	45	—
Total operational revenue	1,917	22	1,530	19	387	3
Amortization, Net of Accretion
MSR amortization	(604)	(7)	(779)	(10)	175	3
Excess spread accretion	41	1	86	1	(45)	—
Total amortization, net of accretion	(563)	(6)	(693)	(9)	130	3
Mark-to-Market Adjustments - Servicing
MSR MTM	121	2	1,328	17	(1,207)	(15)
Loss on MSR hedging activities	(68)	(1)	(332)	(4)	264	3
Gain (loss) on MSR sales	23	—	(3)	—	26	—
Reclassifications(2)	(33)	(1)	(30)	(1)	(3)	—
Excess spread / financing MTM	(18)	—	(142)	(2)	124	2
Total MTM adjustments - Servicing	25	—	821	10	(796)	(10)
Total revenues - Servicing	$1,379	16	$1,658	20	$(279)	(4)

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

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - Operational revenue increased during the year ended December 31, 2023 compared to 2022, primarily due to an increase in base servicing fees as a result of a higher average MSR UPB portfolio in 2023 and an increase in other ancillary revenues due to a $67 gain from the sale of mortgage loans that were acquired in connection with the collapse of a securitization trust due to over-collateralization.

MSR amortization decreased for the year ended December 31, 2023 as compared to 2022, primarily due to lower prepayments driven by higher mortgage rates in 2023, partially offset by a higher average MSR UPB portfolio and higher average MSR fair value.

MSR MTM, excess spread/financing MTM and loss on MSR hedging activities decreased during the year ended December 31, 2023 compared to 2022, as the increase in mortgage rates was greater in 2022 compared to 2023.

Subservicing - Subservicing fees increased during the year ended December 31, 2023 as compared to 2022, primarily due to subservicing UPB portfolio acquisitions, including the specialty UPB portfolio acquired from Rushmore during the second quarter of 2023, which was fully operational beginning in the third quarter of 2023, partially offset by the deboarding of a few subservicing clients.

39 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Servicing Segment Expenses
Total expenses increased during the year ended December 31, 2023 as compared to 2022, primarily driven by an increase in corporate and other general and administrative expenses and salaries, wages, and benefits. The increase in corporate and other general administrative expenses was primarily driven by the growth in our MSR UPB portfolio and an increase in allocated cost in 2023 due to a higher percentage of total headcount in the Servicing segment following the workforce reduction in the Originations segment in 2022. Salaries, wages and benefits increased primarily due to a higher headcount driven by the growth in our MSR UPB portfolio.

Servicing Segment Other Income (Expenses), net
Total other income (expenses), net changed during the year ended December 31, 2023 as compared to 2022, primarily due to higher interest income attributable to higher interest rates, partially offset by higher interest expenses from MSR and advance financing.

Table 5. Servicing Portfolio - Unpaid Principal Balances

					Year Ended December 31,
					2023	2022
Average UPB
MSRs					$476,442	$383,809
Subservicing and other(1)					416,153	425,255
Total average UPB					$892,595	$809,064

	December 31, 2023			December 31, 2022
	UPB	Fair Value	bps	UPB	Fair Value	bps
MSRs
Agency	$561,656	$8,774	156	$380,502	$6,322	166
Non-agency	26,286	316	120	30,880	332	108
Total MSRs	587,942	9,090	155	411,382	6,654	162

Subservicing and other(1)
Agency	355,915	N/A		437,491	N/A
Non-agency	47,863	N/A		21,562	N/A
Total subservicing and other	403,778	N/A		459,053	N/A

Total ending balance	$991,720	$9,090		$870,435	$6,654

MSRs UPB Encumbrance					December 31, 2023	December 31, 2022
MSRs - unencumbered					$513,672	$327,598
MSRs - encumbered(2)					74,270	83,784
Total MSRs UPB					$587,942	$411,382

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)Encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 40

The following table provides a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Year Ended December 31,
	2023			2022
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of year	$411,382	$459,053	$870,435	$339,208	$370,520	$709,728
Additions:
Originations	12,624	—	12,624	27,381	—	27,381
Acquisitions / Increase in subservicing(1)	229,910	97,372	327,282	121,471	196,759	318,230
Deductions:
Dispositions/ Decrease in subservicing(2)	(25,239)	(124,621)	(149,860)	(20,902)	(57,127)	(78,029)
Principal reductions and other	(18,279)	(11,849)	(30,128)	(16,525)	(13,132)	(29,657)
Voluntary reductions(2)	(20,936)	(15,400)	(36,336)	(38,444)	(37,754)	(76,198)
Involuntary reductions(3)	(1,392)	(777)	(2,169)	(608)	(213)	(821)
Net changes in loans serviced by others	(128)	—	(128)	(199)	—	(199)
Balance - end of year	$587,942	$403,778	$991,720	$411,382	$459,053	$870,435

(1)Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.
(2)Amount for MSR UPB includes transfers to Subservicing and Other for MSRs sold with subservicing rights retained.
(3)Voluntary reductions are related to loan payoffs by customers.
(4)Involuntary reductions refer to loan chargeoffs.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio

	December 31, 2023	December 31, 2022
Loan count	4,559,578	4,149,116
Average loan amount(1)	$217,269	$209,284
Average coupon - agency	3.9%	3.6%
Average coupon - non-agency	4.9%	4.5%
60+ delinquent (% of loans)(2)	1.9%	2.6%
90+ delinquent (% of loans)(2)	1.6%	2.2%
120+ delinquent (% of loans)(2)	1.4%	2.0%

	Year Ended December 31,
	2023	2022
Total prepayment speed (12-month constant prepayment rate)	4.7%	9.6%

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

41 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Table 8. MSRs Loan Modifications and Workout Units

	Year Ended December 31,
	2023	2022	Change
Modifications(1)	22,850	42,131	(19,281)
Workouts(2)	48,766	47,559	1,207
Total modification and workout units	71,616	89,690	(18,074)

(1)Modifications consist of agency programs designed to adjust the terms of the loan (e.g., reduced interest rates).
(2)Workouts consist of other loss mitigation options designed to assist borrowers and keep them in their homes, but do not adjust the terms of the loan.

Total modifications during the year ended December 31, 2023 decreased compared to 2022 primarily due to a decrease in modifications related to loans impacted by the COVID-19 pandemic and rising mortgage rates. Total workouts during the year ended December 31, 2023 increased compared to 2022 primarily due to the extension of the COVID-19 Recovery Loss Mitigation Options, which expanded the options to include additional eligible borrowers and resulted in an increase in workouts in 2023.

Servicing Portfolio and Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Year Ended December 31,
	2023	2022
Fair value - beginning of year	$6,654	$4,223
Additions:
Servicing retained from mortgage loans sold	273	554
Purchases and acquisitions of servicing rights	3,189	1,595
Dispositions:
Sales of servicing assets and excess yield	(573)	(294)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR MTM):
Agency	118	1,316
Non-agency	3	12
Changes in valuation due to amortization:
Scheduled principal payments	(248)	(176)
Prepayments
Voluntary prepayments
Agency	(325)	(556)
Non-agency	(11)	(38)
Involuntary prepayments
Agency	(20)	(9)
Other changes(1)	30	27
Fair value - end of year	$9,090	$6,654

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 5, Mortgage Servicing Rights and Related Liabilities and Note 18, Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of December 31, 2023 and 2022.
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 42

Excess Spread Financing

As further disclosed in Note 5, Mortgage Servicing Rights and Related Liabilities, in the Notes to Consolidated Financial Statements, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to prepayment speeds and option-adjusted spread levels. See Note 5, Mortgage Servicing Rights and Related Liabilities and Note 18, Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of the excess spread financing liability as of December 31, 2023 and 2022.

During 2022, the Company entered into an assignment agreement to repurchase excess spread liabilities for a total purchase price of $277.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Year Ended December 31,
	2023	2022
Fair value - beginning of year	$509	$768
Additions:
New financings	—	—
Deductions:
Repayments	(9)	(293)
Settlements	(71)	(99)
Changes in fair value:
Agency	5	113
Non-Agency	3	20
Fair value - end of year	$437	$509

43 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Originations Segment

The strategy of our Originations segment is to originate or acquire new MSRs for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain or recapture our existing customers by providing them with attractive refinance and purchase options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring MSRs at a more attractive cost than bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Our Originations segment is one way that we help underserved consumers access the financial markets. In 2023, our total originations included loans for 9,561 customers with low FICOs (<660), 10,242 customers with income below the U.S. median household income, 12,139 first-time homebuyers, and 2,928 veterans. The originations during this period included 14,534 Ginnie Mae loans, which are designed for first-time homebuyers, low- and moderate-income borrowers, and veterans, comprising $4 billion in total proceeds. Once these loans are originated, the underserved borrowers become our servicing customers.

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

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 44

The following table sets forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Year Ended December 31,
	2023	2022	Change
Revenues
Service related, net - Originations(1)	$61	$98	$(37)
Net gain on mortgage loans held for sale
Net gain on loans originated and sold(2)	16	139	(123)
Capitalized servicing rights(3)	255	493	(238)
Total net gain on mortgage loans held for sale	271	632	(361)
Total revenues	332	730	(398)
Expenses
Salaries, wages and benefits	143	329	(186)
General and administrative
Loan origination expenses	30	59	(29)
Corporate and other general and administrative expenses	33	54	(21)
Marketing and professional service fees	18	33	(15)
Depreciation and amortization	8	16	(8)
Total general and administrative	89	162	(73)
Total expenses	232	491	(259)
Other income (expenses)
Interest income	36	53	(17)
Interest expense	(37)	(43)	6
Total other (expenses) income, net	(1)	10	(11)
Income from continuing operations before income tax expense	$99	$249	$(150)

Weighted average note rate - mortgage loans held for sale	6.8%	4.2%	2.6%
Weighted average cost of funds - warehouse facilities (excluding facility fees)	6.7%	3.6%	3.1%

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

45 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Table 12. Originations - Key Metrics

	Year Ended December 31,
	2023		2022		Change
Key Metrics
DTC locked PTA volume(1)	$5,704		$14,823		$(9,119)
Correspondent locked PTA volume(1)	7,060		10,067		(3,007)
Total PTA lock volume	$12,764		$24,890		$(12,126)

DTC funded volume	$5,940		$17,857		$(11,917)
Correspondent funded volume	6,694		10,393		(3,699)
Total funded volume(2)	$12,634		$28,250		$(15,616)

DTC volume of loans sold	$5,850		$19,200		$(13,350)
Correspondent volume of loans sold	6,657		10,863		(4,206)
Total volume of Originations loans sold	$12,507		$30,063		$(17,556)

Recapture percentage(3)	24.0%		31.8%		(7.8)%
Refinance recapture percentage(4)	77.1%		58.7%		18.4%
Purchase as a percentage of funded volume	57.2%		33.0%		24.2%
Value of capitalized servicing on retained settlements	219	bps	191	bps	28	bps

Originations Margin
Revenue	$332		$730		$(398)
PTA lock volume	$12,764		$24,890		$(12,126)
Revenue as a percentage of PTA lock volume(5)	2.60%		2.93%		(0.33)%

Expenses(6)	$233		$481		$(248)
Funded volume	$12,634		$28,250		$(15,616)
Expenses as a percentage of funded volume(7)	1.84%		1.70%		0.14%

Originations Margin	0.76%		1.23%		(0.47)%

(1)Pull through adjusted (“PTA”) volume represents the expected funding from locks taken during the period.
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

Originations Segment Revenues
Total revenues decreased for the year ended December 31, 2023 compared to 2022 primarily driven by lower originations volume in 2023 that resulted in a decrease in capitalized servicing rights and a decline in net gain on loans originated and sold.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 46

Originations Segment Expenses
Total expenses for the year ended December 31, 2023 decreased when compared to 2022 primarily due to a decline in salaries, wages and benefits expense, and loan origination expenses. Salaries, wages and benefits expense declined in 2023 primarily due to decreased headcount and lower origination volumes in both DTC and correspondent channels. Loan origination expenses declined in 2023 primarily due to cost reduction initiatives in connection with decreased origination volumes.

Originations Segment Other (Expenses) Income, Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. Due to lower originations volume, both interest income and interest expense declined, partially offset by higher interest rates, resulting in immaterial changes for total other (expenses) income, net, during the year ended December 31, 2023 as compared to 2022.

Originations Margin
The Originations Margin for the year ended December 31, 2023 decreased as compared to 2022 primarily due to lower revenue as a percentage of pull through adjusted lock volume driven by lower margins from a shift in channel mix from higher margin direct-to-consumer to lower margin correspondent and decline in total revenues as a result of lower originations volume from both the direct-to-consumer and correspondent channels. Direct-to-consumer channel mix was 45% and 60% for the years ended December 31, 2023, and 2022, respectively.

Corporate/Other

Corporate/Other includes the results of Xome’s and Roosevelt Management Company’s operations, the Company’s unallocated overhead expenses (which include the costs of executive management and other corporate functions that are not directly attributable to our operating segments), changes in equity investments and interest expense on our unsecured senior notes. In addition, Corporate/Other includes eliminations related to intersegment hedge fair value changes.

The following tables set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Year Ended December 31,
	2023	2022	Change
Corporate/Other - Operations
Total revenues	$83	$76	$7
Total expenses	276	224	52
Interest income	1	—	1
Interest expense	176	160	16
Other income, net	41	187	(146)

Key Metrics
Average exchange inventory under management	27,120	19,663	7,457

Total revenues increased during the year ended December 31, 2023 as compared to 2022 primarily due to increased revenue from Xome driven by greater sales volume in connection with exchange inventory growth.

Total expenses increased during the year ended December 31, 2023 as compared to 2022 due to cybersecurity incident related expenses of $26 and an increase in allocated costs in 2023, driven by higher percentage of total headcount in Corporate/Other following the workforce reduction in the Originations segment in 2022. Refer to Item 1C. Cybersecurity, for more information on the cybersecurity incident.

Interest expense increased during the year ended December 31, 2023 as compared to 2022 primarily due to the senior note assumed from the acquisition of Home Point Capital Inc.

The change in other income, net during the year ended December 31, 2023 as compared to 2022 was primarily due to a gain of $223 recorded in 2022 upon completion of the mortgage servicing platform sale to Sagent M&C, LLC, partially offset by a preliminary bargain purchase gain of $96 recorded in 2023 in connection with the acquisition of Home Point Capital Inc.
47 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of borrowings on our MSR and other facilities. We held cash and cash equivalents on hand of $571 as of December 31, 2023 compared to $527 as of December 31, 2022. During the year ended December 31, 2023, we generated net cash of $896 from operating activities and bought back 5.6 million shares of our outstanding common stock for a total cost of $276, excluding excise tax, as part of our stock repurchase program. We have sufficient borrowing capacity to support our operations. As of December 31, 2023, total borrowing capacity for advance, warehouse, and MSR facilities was $11,301 of which $1,848 was collateralized and immediately available to draw. During the year ended December 31, 2023, we increased capacity on our MSR facilities by $2,550. Additionally, on February 1, 2024, we completed an offering of $1,000 7.125% unsecured senior notes due 2032. We repaid a portion of the amounts outstanding on our MSR facilities with the net proceeds of the offering. For more information on our advance, warehouse, and MSR facilities, see Note 13, Indebtedness, in the Notes to Consolidated Financial Statements.

Sources and Uses of Cash
Our primary sources of funds for liquidity include: (i) servicing fees and ancillary revenues; (ii) advance, warehouse and MSR facilities, other secured borrowings and unsecured senior notes; (iii) payments received in connection with the sale of excess spread.

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

In addition, derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations and servicing. As part of the Company’s economic hedging strategy, the Company hedges interest rate risk related to the pipeline in Originations (comprised of IRLCs and newly originated mortgage loans held for sale) and MSR portfolio in Servicing primarily using third-party derivative instruments. See Note 12, Derivative Financial Instruments, in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our derivative transactions.

In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (“SPEs”) determined to be variable interest entities (“VIEs”), which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which we transfer assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, we typically receive cash and/or other interests in the SPE as proceeds for the transferred assets. See Note 14, Securitizations and Financings, in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our transactions with VIEs and unconsolidated balances, and details of their impact on our consolidated financial statements.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 48

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Year Ended December 31,
	2023	2022	Change
Net cash attributable to:
Operating activities	$896	$3,767	$(2,871)
Investing activities	(1,836)	(1,322)	(514)
Financing activities	978	(2,784)	3,762
Net increase (decrease) in cash, cash equivalents and restricted cash	$38	$(339)	$377

Operating activities
Cash generated from operating activities decreased to $896 during the year ended December 31, 2023 from $3,767 in 2022. The decrease was primarily due to a decline of $4,827 in cash generated from originations net sales activities driven by higher mortgage rates, partially offset by a decrease of $1,833 in cash used for the repurchase of loan assets out of Ginnie Mae securitizations.

Investing activities
Cash used in investing activities increased to $1,836 during the year ended December 31, 2023 from $1,322 in 2022. The increase was primarily due to cash used of $522 for the acquisitions of Roosevelt and Home Point in 2023, and an increase of $255 in cash used for the purchase of mortgage servicing rights in 2023, partially offset by an increase of $313 in cash generated from the proceeds on sale of mortgage servicing rights in 2023.

Financing activities
Our financing activities generated cash of $978 during the year ended December 31, 2023 compared to cash used of $2,784 in 2022. The change was primarily due to a net borrowing of $1,375 in 2023 compared to net repayment of $2,113 in 2022 on our advance, warehouse and MSR facilities.

49 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

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

Our Investment Committee establishes and maintains policies that govern our risk appetite and associated hedging programs. Factors considered include such factors as market volatility, duration and interest rate sensitivity measures, limits, targeted hedge ratios, the type of hedge instruments used in our hedging activities and our liquidity risk profile. Management actively manages interest rate exposure associated with the MSR portfolio and the pipeline through the usage of hedge instruments in accordance with the Investment Committee policies, which specify that the MSR portfolio and the pipeline should be hedged separately. Hedge instruments permitted by our aggregate hedge strategy include highly liquid market instruments such as Forward MBS trades, Swap futures, and Treasury futures. See Note 12, Derivative Financial Instruments to the Consolidated Financial Statements for additional information regarding our use of derivatives.

MSR Hedging Strategy
MSRs are measured at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The MSR hedge strategy is focused on mitigating interest-rate risk associated with the MSR portfolio excluding PLS MSRs (referred to herein as “MSR portfolio exposure”).

Our MSR hedge strategy’s objective is to provide partial hedge coverage of our MSR portfolio exposure, considering market and liquidity conditions. The hedge coverage ratio defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) is targeted at 75% of the MSR portfolio modeled interest rate risk, subject to change at the discretion of the Investment Committee. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. We periodically evaluate the coverage ratio to determine if it warrants adjustment based on market conditions and the symmetry of interest rate risk exposure and liquidity impacts of the hedge and asset profile under shock scenarios. In addition, while DV01 measures remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments. We continuously evaluate the use of hedging instruments to strive to enhance the effectiveness of our interest rate hedging strategy.
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 50

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

We used December 31, 2023 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

51 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2023 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 17. Change in Fair Value

	December 31, 2023
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(130)	$116
Mortgage loans held for sale at fair value	2	(2)
Derivative financial instruments:
Interest rate lock commitments	4	(4)
Forward MBS trades	76	(72)
Treasury futures	—	—
Total change in assets	(48)	38
Increase (decrease) in liabilities
Mortgage servicing rights liabilities at fair value	(2)	2
Excess spread financing at fair value	(3)	3
Derivative financial instruments:
Interest rate lock commitments	—	—
Forward MBS trades	6	(4)
Treasury futures	—	—
Total change in liabilities	1	1
Total net change	$(49)	$37

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

Financial Covenants
Our credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our operating subsidiary, Nationstar Mortgage, LLC, as well as Rushmore Loan Management Services, LLC, which was acquired during the third quarter of 2023 in connection with the acquisition of Roosevelt. As of December 31, 2023, we were in compliance with our required financial covenants.

Seller/Servicer Financial Requirements
We are also subject to net worth, liquidity and capital ratio requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac (“Enterprises”) Seller/Servicers, and Ginnie Mae for single family issuers, as summarized below. These requirements apply to our operating subsidiary, Nationstar Mortgage, LLC, and Rushmore Loan Management Services, LLC.

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
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 52

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
◦In addition, an origination liquidity equal to or exceeding 50 basis points of the sum of the following:
i.Residential first lien mortgages held for sale, at lower of cost or market
ii.Residential first lien mortgages held for sale, at fair value, plus
iii.UPB of interest rate lock commitments after fallout adjustments
◦Supplemental liquidity at all time equal to or exceeding the sum of:
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
•Ginnie Mae - issuers that originated more than $1 billion in UPB of any residential first mortgage in the recent four-quarter period must have liquid assets equal to the greater of at least $1 or the sum of the points listed immediately above, plus:
◦50 basis points of loans held for sale, plus
◦50 basis points of the issuer’s UPB of IRLCs after fallout adjustments

Financial Reporting Requirements
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

As of December 31, 2023, Nationstar Mortgage, LLC and Rushmore Loan Management Services, LLC were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

53 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

In 2022, the FHFA and Ginnie Mae revised its Seller/Servicers and single-family issuers minimum financial eligibility requirements. All revisions are effective in 2024, as summarized below. The Company is currently evaluating the impact of the revised requirements.

Capital and Liquidity Plan (effective March 31, 2024)
•FHFA - Require annual capital and liquidity plan that includes MSR stress tests as part of the plan.

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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Note 19, Capital Requirements, in the Notes to Consolidated Financial Statements for additional information.

Table 15. Debt

	December 31, 2023	December 31, 2022
Advance facilities principal amount	$682	$669
Warehouse facilities principal amount	822	817
MSR facilities principal amount	2,814	1,410
Unsecured senior notes principal amount	3,200	2,700

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of December 31, 2023, we had a total borrowing capacity of $950, of which we could borrow an additional $268. The maturity dates of our advance facilities range from October 2024 to September 2025. As of December 31, 2023, we had $432 of borrowings outstanding under facilities maturing within less than one year and $250 of borrowings outstanding under facilities maturing within the next two years.

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of December 31, 2023, we had a total borrowing capacity of $5,101 and $5,250 for warehouse and MSR facilities, of which we could borrow an additional $4,279 and $2,436, respectively. The maturity dates for our warehouse facilities range from February 2024 to September 2025. As of December 31, 2023, we had $664 of borrowings outstanding under warehouse facilities maturing within less than one year and $158 of borrowings outstanding under warehouse facilities maturing within the next two years. Our MSR facilities provide financing for our servicing portfolio and investments. The maturity dates for our MSR facilities range from November 2024 to September 2025. As of December 31, 2023, we had $329 of borrowings under MSR facilities maturing within less than one year and $2,485 of borrowings outstanding under MSR facilities maturing within the next two years.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 54

Unsecured Senior Notes
In 2021 and 2022, we completed offerings of unsecured senior notes with maturity dates ranging from 2027 to 2031. In connection with the acquisition of Home Point in the third quarter of 2023, we assumed an unsecured senior note with a maturity date in 2026. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.000% to 6.000%. We are scheduled to pay a total of $940 of interest payments from these notes over the next eight years, of which $176 is due within less than one year.

As of December 31, 2023, the expected maturities of our unsecured senior notes based on contractual maturities are presented below:

Table 16. Contractual Maturities - Unsecured Senior Notes

Year Ending December 31,	Amount
2024 through 2025	$—
2026	500
2027	600
2028	850
Thereafter	1,250
Unsecured senior notes principal amount	3,200
Purchase discount and unamortized debt issuance costs	(49)
Unsecured senior notes, net	$3,151

Other contractual obligations
Our operating lease obligations were primarily incurred for office space and equipment. The average lease terms are generally for 1 to 8 years. As of December 31, 2023, the total future minimum lease payments for our operating lease obligations was $102, of which $23 is due within less than a year. For more information regarding lease obligations, see Note 9, Leases, in the Notes to Consolidated Financial Statements.

55 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 18, Fair Value Measurements, in Notes to Consolidated Financial Statements and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs and (ii) the valuation of excess spread financing.

MSRs at Fair Value
We generally retain the servicing rights for existing residential mortgage loans transferred to a third party. We recognize MSRs recorded on the balance sheet in such transfers that meet the accounting requirements for sale treatment at fair value. Additionally, we may acquire the rights to service residential mortgage loans from third parties. We have elected to measure all MSRs at fair value subsequent to capitalization or acquisition, with all changes in fair value recorded within “revenues - service related, net” in the consolidated statements of operations. We estimate the fair value of these MSRs using a discounted cash flow model, which incorporates prepayment speeds, option adjusted spread, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The key assumptions to determine fair value include prepayment speeds, option adjusted spread (“OAS”), and cost to service. However, the discounted cash flow model is complex and uses asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. We obtain third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the fair value calculated by the cash flow model. For the impact of changes in estimates on MSRs at fair value, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note 5, Mortgage Servicing Rights and Related Liabilities, in the Notes to Consolidated Financial Statements.

Excess Spread Financing
In conjunction with the acquisition of certain MSRs on various pools of residential mortgage loans (the “Portfolios”), we have entered into sale and assignment agreements related to its right to servicing fees, under which we sell to third parties the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. We measure these financing arrangements at fair value to accurately represent the future performance of the acquired MSRs and related excess servicing financing, with all changes in fair value recorded as a charge or credit to “revenues - service related, net” in the consolidated statements of operations. The fair value on excess spread financing is based on the present value of future expected discounted cash flows. The cash flow assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and option adjusted spread. However, the discounted cash flow model is complex and uses asset-specific collateral data and market inputs. In addition, our total market risk is influenced by a wide variety of factors including market volatility and liquidity of the markets. We obtain a third-party valuation, industry surveys and other available market data quarterly to assess the reasonableness of the fair value calculated by the cash flow model. For the impact of changes in estimates on excess spread financing, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Note 5, Mortgage Servicing Rights and Related Liabilities, in the Notes to Consolidated Financial Statements.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 56

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

Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker included within each reported measure of segment profit or loss and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. We are currently evaluating the impact this ASU may have on our financial statement disclosures. The Company does not expect ASU 2023-07 to have a material impact on our consolidated financial statements.

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information for income taxes paid by jurisdiction. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. We are currently evaluating the impact this ASU may have on our financial statement disclosures. The Company does not expect ASU 2023-09 to have a material impact on our consolidated financial statements.

See Note 1, Nature of Business and Basis of Presentation, in the Notes to Consolidated Financial Statements within Item 8 for information on recent accounting guidance adopted in 2023.
57 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

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

Exchange inventory. Consists of Xome’s real estate inventory ranging from pre-foreclosure to bank-owned properties.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 58

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

59 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

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

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 60

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

Servicing Fee. A servicing fee is the percentage of each mortgage payment made by a borrower to a mortgage servicer as compensation for keeping a record of payments, collecting, and making escrow payments, passing principal and interest payments along to the note holder.

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

61 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Item 8. Financial Statements and Supplementary Data

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 62

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mr. Cooper Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mr. Cooper Group Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relates.

63 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements

Valuation of Forward Mortgage Servicing Rights and the Excess Spread Financing Liability
Description of the Matter	The estimated fair values of mortgage servicing rights (MSRs) and the excess spread financing liability were $9.1 billion and $437 million, respectively, as of December 31, 2023. The excess spread financing liability is accounted for as a secured borrowing whereby the Company sold to third parties the right to receive a portion of excess cash flow generated from various pools of MSRs. As described in Note 2 and 5 to the consolidated financial statements, the Company measures MSRs and the excess spread financing liability at fair value on a recurring basis with changes in fair value recorded in the statement of operations. Such fair values are based on the present value of future cash flows from servicing the underlying loans. The significant unobservable assumptions used to estimate the fair value of MSRs are prepayment speeds, option adjusted spread, and cost to service. The significant unobservable assumptions used to estimate the fair value of the excess spread financing liability are prepayment speeds and option adjusted spread.

Auditing management’s estimate of the fair value of MSRs and the excess spread financing liability is complex and required judgment due to the subjectivity of the significant unobservable assumptions utilized in the calculation of the fair value. Changes to any of these assumptions could have a material impact on the fair value of the MSRs and the excess spread financing liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s process for estimating the fair value of MSRs and the excess spread financing liability, including management’s internal controls over the development of the significant unobservable assumptions and determination of the fair value of MSRs and the excess spread financing liability. This included, among others, testing internal controls over management’s review of: 1) historical results and market-based information considered in developing these assumptions; 2) comparing independent fair value ranges and assumptions obtained from third-party valuation firms to the internally developed fair value estimate and assumptions; 3) the completeness and accuracy of data used in determining the assumptions and the fair value estimate.

To test the fair value of the MSRs and the excess spread financing liability, our audit procedures included, among others, testing the reasonableness of the significant unobservable assumptions and the fair value estimate. We tested the reasonableness of the assumptions by comparing to historical Company results and independent, market-based information. We tested the completeness and accuracy of the data underlying the assumptions and historical results. We utilized an internal valuation specialist to assist in testing management’s assumptions and the fair value estimate by developing and comparing to independent expectations. We identified potential sources of corroborating and contrary information. We also compared the significant unobservable assumptions and the fair value estimate developed by management to those from the third-party valuation firms utilized by management and evaluated the competence and objectivity of these firms.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 64

Index to Consolidated Financial Statements

Accounting for the Acquisition of Home Point Capital, Inc.
Description of the Matter	The Company completed its acquisition of Home Point Capital, Inc. (Home Point) in the third quarter of 2023, for total consideration of approximately $658 million, including $335 million for a bulk purchase of a portion of Home Point’s mortgage servicing rights (MSRs) portfolio and $323 million for the tender offer to acquire the outstanding shares of common stock of Home Point. As described in Note 2 and Note 3 to the consolidated financial statements, the acquisition was accounted for as a business combination under ASC 805 which resulted in recording a $96 million preliminary bargain purchase gain.

Auditing the Company’s accounting for the Home Point acquisition was complex due to the subjectivity required in determining the fair value of the acquired MSRs related to Home Point’s total servicing portfolio and the assumed repurchase reserve liability related to Home Point’s historical mortgage loan sales. The subjectivity was primarily due to determining the significant assumptions used in determining the fair value. Selecting and applying audit procedures to address the subjectivity involves auditor judgment and industry-specific knowledge including the current market conditions considered by a market participant.

The acquisition date fair value of the MSR assets were determined using market participant assumptions to estimate the present value of future cash flows from servicing the underlying loans. The significant unobservable assumptions used to estimate the fair value of the MSRs were prepayment speeds, option adjusted spread, and cost to service. The acquisition date fair value of the repurchase reserve liability was estimated using: i) historical loss rates; ii) secondary market pricing of loans; iii) the quality of underwriting procedures; and iv) borrower delinquency and default patterns.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over its accounting for Home Point acquisition, including development of the significant assumptions and determination of the fair value of acquired MSRs and assumed repurchase reserves. This included, among others, testing internal controls over management’s review of: 1) historical results and market-based information considered in developing these assumptions; 2) comparing independent fair value ranges and assumptions to third-party sources, where available, to the internally developed fair value estimates and assumptions; 3) the completeness and accuracy of data used in determining the assumptions and the fair value estimates.

To test the acquisition date fair value of the MSRs and repurchase reserves, our audit procedures included, among others, testing the reasonableness of the significant assumptions and the fair value estimate. We tested the reasonableness of the assumptions by comparing to historical Company results and independent, market-based information. We tested the completeness and accuracy of the data underlying the assumptions and historical results. We also performed a sensitivity analysis of the significant unobservable assumptions to evaluate the changes in fair value of the MSRs as well changes in the repurchase reserve liability resulting from changes in the significant assumptions. We utilized internal valuation specialists to assist in testing management’s assumptions and the fair value estimates and to identify potential sources of corroborating and contrary information.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas
February 28, 2024

65 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Consolidated Financial Statements

MR. COOPER GROUP INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$571	$527
Restricted cash	169	175
Mortgage servicing rights at fair value	9,090	6,654
Advances and other receivables, net of reserves of $170 and $137, respectively	996	1,019
Mortgage loans held for sale at fair value	927	893
Property and equipment, net of accumulated depreciation of $141 and $122, respectively	53	65
Deferred tax assets, net	472	703
Other assets	1,918	2,740
Total assets	$14,196	$12,776

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$3,151	$2,673
Advance, warehouse and MSR facilities, net	4,302	2,885
Payables and other liabilities	1,995	2,633
MSR related liabilities - nonrecourse at fair value	466	528
Total liabilities	9,914	8,719
Commitments and contingencies (Note 20)
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,087	1,104
Retained earnings	4,302	3,802
Treasury shares at cost - 28.6 million and 24.0 million shares, respectively	(1,108)	(850)
Total stockholders’ equity	4,282	4,057
Total liabilities and stockholders’ equity	$14,196	$12,776
See accompanying Notes to Consolidated Financial Statements.
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 66

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Service related, net	$1,440	$1,865	$1,067
Net gain on mortgage loans held for sale	354	599	2,251
Total revenues	1,794	2,464	3,318
Expenses:
Salaries, wages and benefits	634	789	1,036
General and administrative	538	485	626
Total expenses	1,172	1,274	1,662
Interest income	528	261	231
Interest expense	(537)	(424)	(478)
Other income (expense), net	41	187	528
Total other income (expenses), net	32	24	281
Income from continuing operations before income tax expense	654	1,214	1,937
Less: Income tax expense	154	291	471
Net income from continuing operations	500	923	1,466
Net loss from discontinued operations	—	—	(12)
Net income	500	923	1,454
Less: Undistributed earnings attributable to participating stockholders	—	—	8
Less: Premium on retirement of preferred stock	—	—	28
Net income attributable to common stockholders	$500	$923	$1,418

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$7.46	$12.84	$17.39
Diluted	$7.30	$12.50	$16.67

Earnings from discontinuing operations per common share attributable to Mr. Cooper:
Basic	$—	$—	$(0.15)
Diluted	$—	$—	$(0.14)

Earnings per common share attributable to Mr. Cooper:
Basic	$7.46	$12.84	$17.24
Diluted	$7.30	$12.50	$16.53
See accompanying Notes to Consolidated Financial Statements.
67 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Preferred Stock		Common Stock
	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares Amount	Total Mr. Cooper Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2021	1,000	$—	89,457	$1	$1,126	$1,434	$(58)	$2,503	$1	$2,504
Shares issued / (surrendered) under incentive compensation plan	—	—	1,244	—	(20)	—	—	(20)	—	(20)
Share-based compensation	—	—	—	—	29	—	—	29	—	29
Repurchase of common stock	—	—	(16,924)	—	—	—	(572)	(572)	—	(572)
Retirement of preferred stock	(1,000)	—	—	—	(19)	(9)	—	(28)	—	(28)
Net income	—	—	—	—	—	1,454	—	1,454	—	1,454
Balance at December 31, 2021	—	—	73,777	1	1,116	2,879	(630)	3,366	1	3,367
Shares issued / (surrendered) under incentive compensation plan	—	—	906	—	(41)	—	19	(22)	—	(22)
Share-based compensation	—	—	—	—	29	—	—	29	—	29
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Repurchase of common stock	—	—	(5,417)	—	—	—	(239)	(239)	—	(239)
Net income	—	—	—	—	—	923	—	923	—	923
Balance at December 31, 2022	—	—	69,266	1	1,104	3,802	(850)	4,057	—	4,057
Shares issued / (surrendered) under incentive compensation plan	—	—	910	—	(45)	—	20	(25)	—	(25)
Share-based compensation	—	—	—	—	28	—	—	28	—	28
Repurchase of common stock, including excise tax	—	—	(5,577)	—	—	—	(278)	(278)	—	(278)
Net income	—	—	—	—	—	500	—	500	—	500
Balance at December 31, 2023	—	$—	64,599	$1	$1,087	$4,302	$(1,108)	$4,282	$—	$4,282
See accompanying Notes to Consolidated Financial Statements.
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 68

Index to Consolidated Financial Statements
MR. COOPER GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net income	$500	$923	$1,454
Less: Net loss from discontinued operations	—	—	(12)
Net income from continuing operations	500	923	1,466
Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax expense	135	289	351
Net gain on mortgage loans held for sale	(354)	(599)	(2,251)
Provision for servicing and non-servicing reserves	40	30	34
Fair value changes in mortgage servicing rights	483	(549)	506
Fair value changes in MSR related liabilities	18	142	(33)
Depreciation and amortization for property and equipment and intangible assets	38	37	57
Bargain purchase gain	(96)	—	—
Loss on MSR hedging activities	68	332	86
(Gain) loss on MSR sales	(23)	3	(7)
Gain on disposition of assets	—	(223)	—
Gain on sale of business	—	—	(528)
Other operating activities	105	96	58
Repurchases of loan assets out of Ginnie Mae securitizations	(1,234)	(3,067)	(10,156)
Mortgage loans originated and purchased for sale, net of fees	(12,805)	(28,309)	(84,684)
Sales proceeds and loan payment proceeds for mortgage loans held for sale	14,130	34,461	97,461
Changes in assets and liabilities:
Advances and other receivables	28	153	(380)
Other assets	(6)	278	286
Payables and other liabilities	(131)	(230)	(259)
Net cash attributable to operating activities - continuing operations	896	3,767	2,007
Net cash attributable to operating activities - discontinued operations	—	—	625
Net cash attributable to operating activities	896	3,767	2,632

Investing Activities
Acquisitions of business, net of cash acquired	(522)	—	—
Acquisition of assets	(34)	—	—
Purchase of mortgage servicing rights	(1,850)	(1,595)	(922)
Proceeds on sale of mortgage servicing rights and excess yield	603	290	61
Property and equipment additions, net of disposals	(18)	(17)	(41)
Sale of business, net of cash divested	—	—	465
Other investing activities	(15)	—	2
Net cash attributable to investing activities - continuing operations	(1,836)	(1,322)	(435)
Net cash attributable to investing activities - discontinued operations	—	—	1,627
Net cash attributable to investing activities	(1,836)	(1,322)	1,192

Financing Activities
Increase (decrease) in advance, warehouse and MSR facilities	1,375	(2,113)	(1,272)
Settlements and repayment of excess spread financing	(80)	(392)	(156)
Repurchase of common stock	(276)	(239)	(572)
Issuance of unsecured senior debt	—	—	600
Retirement of preferred stock	—	—	(28)
Other financing activities	(41)	(40)	(42)
69 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements

	Year Ended December 31,
	2023	2022	2021
Net cash attributable to financing activities - continuing operations	978	(2,784)	(1,470)
Net cash attributable to financing activities - discontinued operations	—	—	(2,226)
Net cash attributable to financing activities	978	(2,784)	(3,696)
Net increase (decrease) in cash, cash equivalents and restricted cash	38	(339)	128
Cash, cash equivalents and restricted cash - beginning of year	702	1,041	913
Cash, cash equivalents and restricted cash - end of year(1)	$740	$702	$1,041

Supplemental Disclosures of Cash Activities
Cash paid for interest expense from unsecured senior notes, excess spread financing, and advance, warehouse and MSR facilities	$441	$303	$347
Net cash paid for income taxes	26	17	159

Supplemental Disclosures of Non-cash Investing and Financing Activities
Purchase of mortgage servicing rights holdback	$149	$11	$6
Sale of mortgage servicing rights holdback	16	15	2
Excise tax from repurchase of common stock	2	—	—
Equity consideration received from disposition of assets	—	250	—
Equity consideration received from sale of business	—	—	58

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets.

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$571	$527	$895
Restricted cash	169	175	146
Total cash, cash equivalents and restricted cash	$740	$702	$1,041

See accompanying Notes to Consolidated Financial Statements.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 70

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

Reclassifications
Certain reclassifications have been made in the 2022 and 2021 consolidated statements of cash flows to conform to 2023 presentation. Such reclassifications were not material and did not affect total revenues, net income or cash attributable to operating activities.

Recent Accounting Guidance Adopted
Accounting Standards Update (“ASU”) 2020-04, 2021-01 and 2022-06, collectively implemented as Accounting Standards Codification Topic 848 (“ASC 848”), Reference Rate Reform provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedge accounting and other transactions affected by the transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London Inter-Bank Offered Rate (“LIBOR”). This guidance became effective on March 12, 2020, and can be adopted no later than December 31, 2024, with early adoption permitted. All of the Company’s facilities have transitioned away from LIBOR to alternative reference rates in 2023. In addition, the Company’s derivative financial instruments are not tied to LIBOR rates. The Company adopted ASU 2020-04, as amended by ASU 2021-01 and ASU 2022-06, in the fourth quarter of 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

71 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
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

The fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing the underlying loans. The Company determines the fair value of the MSRs using a discounted cash flow model which incorporates prepayment speeds, option adjusted spread, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. Beginning in the second quarter of 2023, the Company valued MSRs using a stochastic option adjusted spread instead of a static discount rate.

The key assumptions to determine fair value include prepayment speeds, option adjusted spread and cost to service. The credit quality and stated interest rates of the loans underlying the MSRs affect the assumptions used in the cash flow models. The Company obtains third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model. Fair value adjustments are recorded within “revenues - service related, net” in the consolidated statements of operations.

Advances and Other Receivables, Net
The Company advances funds to or on behalf of the investors when the borrower fails to meet contractual payments (e.g., loan principal and interest, property taxes, insurance) in accordance with terms of its servicing agreements. Other receivables consist of advances funded to maintain and market underlying loan collateral through foreclosure and ultimate liquidation on behalf of the investors. Advances are recovered from borrowers for performing loans and from the investors and loan proceeds for non-performing loans.

The Company may also acquire servicer advances in connection with the acquisition of MSRs through asset acquisitions or business combinations. These advances are recorded at their relative fair value amounts upon acquisition, which may result in a purchase discount or premium. The Company records receivables upon determining that collection of amounts due from loan proceeds, investors, mortgage insurers, or prior servicers is probable. Reserves related to recoverability of advances and other receivables are discussed below in Reserves for Servicing Activity.

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

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 72

Index to Consolidated Financial Statements
Repurchased Loans
From time to time the Company is required to repurchase loans from various investors related to originations or servicing defects. Such defects include, but are not limited to, breaches in seller representations and warranties made upon sale or demands for servicing repurchase due certain situations (such as modification). Such loans are repurchased by the Company as required with the intent of resale in the secondary market. If the defect is something that can be cured, the Company may seek to cure the issue and re-sell the loan to the investor and retain servicing. However, the nature of the defect may preclude the Company from curing in which case the Company may elect to sell such loans, servicing released, through a whole loan (or “scratch and dent sale"). Due to the Company’s intent to sell these loans, these repurchases are appropriately classified as mortgage loans held for sale, with any gains or losses recorded in “revenues - net gain on mortgage loans held for sale” in the consolidated statements of operations.

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

The Company has elected to measure the outstanding financings related to the excess spread financing agreements at fair value with all changes in fair value recorded to “revenues - service related, net” in the consolidated statements of operations. The fair value on excess spread financing is based on the present value of future expected discounted cash flows. The cash flow assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and option adjusted spread.

Changes to excess spread financing other than payments and fair value measurements include accretion, which results from changes in the portfolio. Changes related to accretion are recorded to “revenues - service related, net” with an offset to excess spread financing liability on the consolidated balance sheet.

73 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

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

Property and Equipment, Net
Property and equipment is comprised of furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred which is included in “expenses - general and administrative” in the consolidated statements of operations. Depreciation, which includes depreciation and amortization on finance leases, is recorded using the straight-line method over the estimated useful lives of the related assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time through a charge or credit to “expenses - general and administrative.” Costs to internally developed computer software are capitalized during the development stage and include internal and external costs incurred to develop software.

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

Leases primarily consist of various corporate and other office facilities. Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, which are included in “other assets” and “payables and other liabilities,” respectively, on the consolidated balance sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date, as most of the Company’s leases do not provide an implicit rate. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in “expenses - general and administrative” in the consolidated statements of operations. Operating lease activity is included in operating activities within the consolidated statements of cash flows.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 74

Index to Consolidated Financial Statements
Derivative Financial Instruments
Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rate risks related to Pipeline (including mortgage loans held for sale and interest rate lock commitments (“IRLCs”)) and the MSR portfolio. The Company recognizes all derivatives at fair value on a recurring basis in “other assets” and “payables and other liabilities” on its consolidated balance sheets. The Company treats all of its derivative instruments as economic hedges, therefore none of its derivative instruments are designated as accounting hedges.

Derivative instruments utilized by the Company primarily include IRLCs, loan purchase commitments (“LPCs”), forward Mortgage Backed Securities (“MBS”), Treasury futures, interest rate swap agreements and interest rate caps. IRLCs and LPCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, respectively, whereby the interest rate and loan amount is set prior to funding. The Company has the ability and intent to fund the loan for purpose of selling in the secondary market, accordingly, upon funding these IRLCs or LPCs will be mortgage loans held for sale for which the Company has selected the fair value option. Similar to the fair values of mortgage loans held for sale; held in inventory awaiting sale into the secondary market. IRLCs and LPCs are subject to changes in mortgage interest rates from the date of the commitment through the date of funding and ultimately through sale of the loan into the secondary market. As a result, the Company is exposed to interest rate risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. IRLCs are considered freestanding derivatives and are recorded at fair value at inception inclusive of the inherent value of servicing. Loan commitments generally range between 30 days and 90 days, and the Company typically sells mortgage loans within 30 days of origination. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan, inherent value of servicing of the loan (future MSR value), and adjustments for the estimated pull-through rate. Any changes in fair value are recorded in earnings as a component of “revenues - net gain on mortgage loans held for sale” on the consolidated statements of operations and consolidated statements of cash flows.

The Company uses other derivative financial instruments (mentioned above), primarily forward MBS purchase and sales commitments (also referred to as TBA securities), to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale (both in Originations and Servicing) and MSRs. These commitments are recorded at fair value based on pricing of similar instruments in the secondary market based upon the investor/Agency, coupon, and estimated sale or delivery month. The forward MBS commitments fix the forward price that will be realized in the secondary market and thereby reduce the interest rate and price risk to the Company. The Company’s expectation of the amount of its IRLCs that will ultimately close is a key factor in determining the notional amount of derivatives used in economically hedging the position. The changes in value of all derivative instruments related to the Pipeline are recorded as “revenues - net gain on mortgage loans held for sale.” The changes in the value of forward MBS for the MSR portfolio are recorded in “revenues - service related, net.”

The Company may elect to purchase other derivative instruments, such as interest rate swaps and Treasury futures to mitigate exposure to interest rate risk related to cash flows on securitized mortgage borrowings.

Business Combinations and Asset Acquisitions
The Company evaluates whether a transaction meets the definition of a business. The Company first applies a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, the Company further considers whether the set of assets or acquired entities have at a minimum, inputs and processes that have the ability to create outputs in the form of revenue. If the assets or acquired entities meet this criteria, the transaction is accounted for as a business combination.

Acquisitions that qualify as a business combination are accounted for using the acquisition method of accounting. The fair value of consideration transferred for an acquisition is allocated to the assets acquired and liabilities assumed based on their fair value as of the acquisition date. The excess of the consideration transferred over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Conversely, in the event the fair value of assets acquired and liabilities assumed is greater than the consideration transferred, a bargain purchase gain is recognized.

Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions. The Company estimates the fair value of the intangible assets acquired generally by using a discounted cash flow analysis (the income approach). For the income approach, the Company uses inputs and assumptions to develop these estimates on a market participant perspective which include estimates of projected revenues, discount rates, economic lives and income tax rates, among others, all of which require significant management judgment. The Company engages third-party valuation firms when appropriate to assist in the fair value determination of assets acquired and liabilities assumed. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.
75 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements

The Company may adjust the amounts recognized in an acquisition during a measurement period not to exceed one year from the date of acquisition, as a result of subsequently obtaining additional information that existed at the acquisition date.

Goodwill
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

Investment in Unconsolidated Entities
The Company accounts for investments in unconsolidated entities using the equity method when the Company holds a significant, but less than controlling, ownership interest and has the ability to exercise significant influence over operating and financial decisions of the investee. These investments include our investment in Sagent M&C, LLC (“Sagent”). Under the equity method of accounting, investments are initially recorded at cost and thereafter adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. The Company evaluates the equity method investments for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. See Note 4, Dispositions, for more information on our investment in Sagent.

Revenue Recognition
ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers as performance obligations are satisfied in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. The majority of the Company’s revenue-generating transactions in the Servicing and Originations segments, including revenue generated from financial instruments, such as the Company’s loans and derivatives, as well as revenue related to the Company’s mortgage servicing activities, are not within the scope of ASC 606 as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Generally, revenues from Xome fall within the scope of ASC 606.
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 76

Index to Consolidated Financial Statements

The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers as performance obligations are satisfied in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services.

Revenues from Servicing Activities
•“Revenues, service related, net” primarily include contractually specified servicing fees, late charges, prepayment penalties, fair value adjustments, and other ancillary revenues. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as earned during the life of the loan. Corresponding loan servicing costs are charged to expense as incurred. The Company recognizes ancillary revenues and earnings on float as they are earned.

In addition, the Company receives various fees in the course of providing servicing on its various portfolios. These fees include modification fees for modifications performed outside of government programs, modification fees for modifications pursuant to various government programs, co-issue transaction fees charged to sellers from boarding MSRs, deboarding fees for transferring MSRs off the servicing platform, and incentive fees for servicing performance on specific government-sponsored entities (“GSE”) portfolios. Fees recorded on modifications of mortgage loans serviced by the Company for others are recognized on collection and are recorded as a component of “revenues - service related, net.” Fees recorded on modifications pursuant to various government programs are recognized based upon completion of all necessary steps by the Company and the minimum loan performance time frame to establish eligibility for the fee. Revenue earned on modifications pursuant to various government programs is included as a component of “revenues - service related, net.” Incentive fees for servicing performance on specific GSE portfolios are recognized as various incentive standards are achieved and are recorded as a component of “revenues - service related, net.”

Fair value adjustments related to MSRs, excess spread financing and MSRs financing are recorded as component of “revenues - service related, net.”

The Company also acts as a subservicer for certain parties that own the underlying servicing rights and receives subservicing fees, which are typically a stated monthly fee per loan that varies based on types of loans. Fees related to the subserviced portfolio are accrued in the period the services are performed.

•“Revenues - net gain on mortgage loans held for sale” within the Servicing segment is comprised of the realized and unrealized gains and losses on sales of mortgage loans held for sale, including loans that are repurchased out of GNMA securities and subsequently modified and re-securitized, and any other repurchased loans.

•Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates on owned MSRs within the servicing segment. The Company recognizes all derivatives on its consolidated balance sheets at fair value on a recurring basis. The Company treats all derivative instruments as economic hedges, therefore none of its derivative instruments are designated as accounting hedges. The changes in value of derivative instruments are recorded within “revenues - service related, net.” See accounting policy “Derivative Financial Instruments” for more details.

Revenues from Origination Activities
•“Revenues - servicing related, net” within the Originations segment is comprised of loan origination and other loan fees which generally represent flat, per-loan fee amounts and are recognized as revenue at the time the loans are funded.

•“Revenues - net gain on mortgage loans held for sale” includes the realized and unrealized gains and losses on sales of newly originated mortgage loans, as well as the changes in fair value of all pipeline-related derivatives, including IRLCs.

77 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
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

•Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations. The Company recognizes all derivatives on its consolidated balance sheets at fair value on a recurring basis. The Company treats all derivative instruments as economic hedges, therefore none of its derivative instruments are designated as accounting hedges. The changes in value on originations derivative instruments are recorded within revenue in the as “revenues - net gain on mortgage loans held for sale.” See accounting policy “Derivative Financial Instruments” for more details.

Revenue from Xome Activities
•Xome revenues primarily consists of real estate exchange, which is a proprietary digital exchange for selling foreclosed, REO, and seller-owned property. Xome also has revenues from the sale of data and data-related services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those products. Xome’s business is included in Corporate/Other.

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

During each reporting period, the Company utilizes an internal model to estimate repurchase reserves for loan origination activities based upon its expectation of future defects and historical loss rates. The estimate for the repurchase reserve is based on judgments and historical inputs which can be influenced by many factors and may change over the life of the underlying loans, including: (i) historical loss rate, (ii) secondary market pricing of loans; (iii) the quality of Company’s underwriting procedures; (iv) borrower delinquency and default patterns; and (v) other Company-specific and macro-economic factors. On a quarterly basis, management corroborates these assumptions using third-party data, where applicable.

Reserves for Servicing Activity
In connection with loan servicing activities, the Company records reserves primarily for the recoverability of advances, interest claims, and mortgage insurance claims. Reserves for advances and other receivables associated with loans in the MSR portfolio are considered within the MSR valuation, and the provision expense for such advances is recorded in the mark-to-market adjustment in “revenues - service related, net” in the consolidated statements of operations. Such valuation considers the expected cash outflows and inflows for advances and other receivables in accordance with the fair value framework. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within “advances and other receivables, net.” As loans serviced transfer out of the MSR portfolio, any negative MSR value or any GNMA loan fallout value associated with the loans transferred is reclassified from the MSR to the reserve within “advances and other receivables, net” to the extent such reserves continue to be required for balances remaining on the consolidated balance sheets. Management evaluates reserves for sufficiency each reporting period and any additional reserve requirements are recorded as a provision in “expenses - general and administrative” as needed.

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
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 78

Index to Consolidated Financial Statements

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

The Company determined that “advances and other receivables, net” and certain financial instruments included in “other assets” are within the scope of ASC 326.

For “advances and other receivables, net,” the Company determined that the majority of estimated losses are due to servicing operational errors, and credit-related losses are not significant because of the contractual relationships with the government and government sponsored agencies. The Company determined that the credit-related risk associated with certain applicable financial instruments can increase with the passage of time. The CECL reserve methodology considers these financial instruments collectible to a point in time of 39 months. Any projected remaining balance at the end of the collection period is considered a loss and factors into the overall CECL loss rate required.

For “other assets,” primarily trade receivables and service fees earned but not received, the Company determined that these are short-term in nature (less than one year), and the estimated credit-related losses over the life of these receivables are similar to those resulting from the Company’s existing loss reserve process. The Company monitors the financial status of customers to determine if any specific loss considerations are required.

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

The Company consolidates certain SPEs connected with mortgage activities. See Note 14, Securitizations and Financings, for more information on Company SPEs, and Note 13, Indebtedness, for certain debt activity connected with SPEs.

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

79 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Securitizations Treated as Sales
The Company’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. The Company’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the beneficial interests that are held in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, as of December 31, 2023, the Company had no other significant assets in its consolidated financial statements related to these trusts. The Company has no obligation to provide financial support to unconsolidated securitization trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of the Company. The general creditors of the Company have no claim on the assets of the trusts. The Company’s exposure to loss as a result of its continuing involvement with the trusts is limited to the carrying values, if any, of its investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. The Company considers the probability of loss arising from its advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 5, Mortgage Servicing Rights and Related Liabilities, and Note 6, Advances and Other Receivables, for additional information regarding MSRs and advances.

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

Interest Income
Interest income primarily includes interest earned on custodial cash deposits associated with the servicing portfolio. Interest income is also recognized on mortgage loans held for sale for the period from loan funding to sale, which is typically within 30 days. Loans are placed on non-accrual status when any portion of the principal or interest is greater than 90 days past due. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis.

Interest Expense
Interest expense primarily includes interest incurred on advance, warehouse and MSR facilities, unsecured senior notes, excess spread financing and compensating bank balances, as well as bank fees. The Company incurred interest expense related to advance, warehouse and MSR facilities, unsecured senior notes and excess spread financing of $485, $361 and $370 for the years ended December 31, 2023, 2022 and 2021, respectively.

Share-Based Compensation
Equity based awards include restricted stock units (“RSUs”) granted to employees of the Company and non-employee directors and performance-based stock awards (“PSUs”) granted to certain executive officers. The RSUs are valued at the fair market value of the Company’s common stock on the grant date and recognized as an expense over the requisite employee service period on a straight-line basis using an accelerated attribution model. The PSUs feature a combination of service, market and/or performance conditions. Market conditions are valued using a model that incorporates the market condition of the grants while performance conditions are assessed for the probability of achievement. The PSUs are expensed on a straight-line basis over the requisite employee service period. The Company applies a dynamic forfeiture rate and records share-based compensation in “expenses - salaries, wages and benefits” within the consolidated statements of operations.

Advertising Costs
Advertising costs are expensed as incurred and are included as part of “expenses - general and administrative” within the consolidated statements of operations. The Company incurred advertising costs of $23, $37 and $40 for the years ended December 31, 2023, 2022 and 2021, respectively.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 80

Index to Consolidated Financial Statements
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

Earnings Per Share
The Company computes earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Series A Preferred Stock is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares. In 2021, the Company retired its preferred shares. As of December 31, 2023 and 2022, the Company had 10 million preferred shares authorized at $0.00001, with zero shares issued and outstanding and aggregate liquidation preference of zero dollars.

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income available to common stockholders by the sum of the weighted average number of common shares outstanding and any dilutive securities for the period.

Share Repurchases
The Company has a stock repurchase program which allows the Company to repurchase its common stock using open market stock purchases or privately negotiated transactions. Repurchased common stock is stated at cost and presented as a separate component of stockholders’ equity in treasury stock. The share repurchase cost will be determined based on the total dollar amount paid for share repurchases for a single day divided by the total volume of shares repurchased. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. As a result, the Company recorded the applicable excise tax of $2 during the year ended December 31, 2023 as an incremental cost of the shares repurchased in “treasury shares at cost” within the consolidated balance sheets.

81 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
3. Acquisitions

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

Acquisition of Roosevelt Management Company and Affiliated Companies
In July 2023, the Company acquired all the equity interests of Roosevelt Management Company, LLC (“Roosevelt”), an investment management firm, and its affiliated subsidiaries including Rushmore Loan Management Services, LLC and other entities, for a total purchase price of $28 (“Roosevelt Transaction”). The Company accounted for the transaction as a business combination in accordance with ASC 805 using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess of the purchase price over those fair values allocated to goodwill. The Company recorded $4 of intangible assets and $21 of goodwill based on the purchase price allocation. $5 and $16 of the goodwill is assigned to Servicing segment and Corporate/Other segment, respectively. The goodwill will be deductible for tax purposes. During the year ended December 31, 2023, the Company incurred $13 of acquisition costs related to the Roosevelt Transaction. The financial results of Rushmore and Roosevelt were included in Servicing segment and Corporate/Other segment, respectively. The Company finalized its allocation of fair value of consideration transferred during the three months ended December 31, 2023.

Acquisition of Home Point Capital Inc.
In May 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) and a mortgage servicing rights purchase and sale agreement (“Purchase Agreement”) with Home Point Capital Inc.(“Home Point”), a Delaware corporation. Per the Merger Agreement, the Company agreed to commence a tender offer to acquire all of the outstanding shares of common stock of Home Point, other than certain excluded shares. The Home Point transactions closed in the third quarter of 2023 for total consideration of approximately $658. The Purchase Agreement was a bulk purchase of a portion of Home Point’s mortgage servicing rights (“MSR”) portfolio for $335. The Merger Agreement was the tender offer to acquire outstanding shares of common stock of Home Point, which included the benefit of the cash paid in the bulk purchase of Home Point’s MSR portfolio. The net consideration paid for the two transactions was $323, or $2.33 per share.

The Company accounted for the two transactions as one business combination (“Home Point Acquisition”) in accordance with ASC 805 using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company acquired $1.2 billion MSR and assumed a senior note with a principal balance of $500, among other acquired net assets. The Company recorded a preliminary bargain purchase gain of $96 in “other income (expense), net” within the consolidated statements of operations and reported under Corporate/Other segment, which represents the excess of the estimated fair value of net assets acquired over the consideration transferred. The purchase price allocation is subject to change as the Company obtains additional information and finalizes its review during the measurement period (up to one year from the acquisition date). The primary area of the preliminary allocation of fair value of consideration transferred that is not yet finalized is related to potential tax adjustments. The Company believes it was able to negotiate a bargain purchase price due to seller’s operational challenges from significant market volatility, as well as the seller’s desire to exit the business in an expedited manner. During the year ended December 31, 2023, the Company incurred $7 of acquisition costs related to the Home Point Acquisition.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 82

Index to Consolidated Financial Statements
4. Dispositions

Sale of Mortgage Servicing Platform
On March 31, 2022, the Company completed the sale of certain assets and liabilities of its servicing and subservicing technology platform for performing and non-performing mortgage loans (the “Mortgage Servicing Platform”) to Sagent, in exchange for Class A-1 Common Units equal to 19.9% ownership of Sagent, and the sale of certain tangible personal property of the Company used in the conduct of the Mortgage Servicing Platform in exchange for $9.9 in cash, for total consideration of $260 (the “Sagent Transaction”). In connection with the Sagent Transaction, the Company recorded a gain of $223, which was included in “other income, net” within the consolidated statements of operations under Corporate/Other, and recorded $4 transaction costs during the year ended December 31, 2022. The net carrying amount of assets and liabilities transferred in connection with the Sagent Transaction was $31 and reported under Corporate/Other.

The Company accounts for the equity interest under the equity method of accounting, as the Company has the ability to exercise significant influence over Sagent’s operating and financial decisions but does not own a majority equity interest or otherwise control the respective entity. Under the equity method of accounting, the investment is initially stated at cost and subsequently adjusted for additional investments, distributions, and the Company’s proportionate share of Sagent’s earnings or losses. The initial cost of the equity interest recorded was $250, which represented the fair value as of March 31, 2022. During the fourth quarter of 2023, the Company acquired additional Class A-1 Common Units for $12. The Company recorded a $17 and $13 loss related to the Company's proportionate share of net loss of Sagent during the years ended December 31, 2023 and 2022, respectively. The Company’s investment in Sagent was $232 as of December 31, 2023.

5. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s MSRs and the related liabilities. In estimating the fair value of all mortgage servicing rights and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	December 31, 2023	December 31, 2022
MSRs at fair value	$9,090	$6,654

Excess spread financing at fair value	$437	$509
Mortgage servicing rights financing at fair value	29	19
MSR related liabilities - nonrecourse at fair value	$466	$528

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage loans for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights of both agency and non-agency loans.

83 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following table sets forth the activities of MSRs:

	Year Ended December 31,
MSRs at Fair Value	2023	2022
Fair value - beginning of year	$6,654	$4,223
Additions:
Servicing retained from mortgage loans sold	273	554
Purchases and acquisitions of servicing rights	3,189	1,595
Dispositions:
Sales of servicing assets and excess yield	(573)	(294)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	121	1,328
Changes in valuation due to amortization	(604)	(779)
Other changes(1)	30	27
Fair value - end of year	$9,090	$6,654

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company’s continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment. During the years ended December 31, 2023 and 2022, the Company sold $25,239 and $20,902 in unpaid principal balance of MSRs, of which $23,218 and $19,817 was retained by the Company as subservicer, respectively.

During the year ended December 31, 2023, certain agencies entered into agreements with the Company to purchase excess servicing cash flows (“excess yield”) on certain agency loans with a total UPB of $41,958 for total proceeds of $294. The Company recorded a gain of $33 through the mark-to-market adjustments within “revenues - service related, net” in the consolidated statements of operations.

MSRs are segregated between investor type into agency and non-agency pools (referred to herein as “investor pools”) based upon contractual servicing agreements with investors at the respective balance sheet date to evaluate the MSR portfolio and fair value of the portfolio. Agency investors consist of Government National Mortgage Association (“Ginnie Mae” or “GNMA”) and the GSEs, Federal National Mortgage Association (“Fannie Mae” or “FNMA”) and Federal Home Loan Mortgage Corp (“Freddie Mac” or “FHLMC”). Non-agency investors consist of investors in private-label securitizations.

The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	December 31, 2023		December 31, 2022
MSRs - UPB and Fair Value Breakdown by Investor Pools	UPB	Fair Value	UPB	Fair Value
Agency	$561,656	$8,774	$380,502	$6,322
Non-agency	26,286	316	30,880	332
Total	$587,942	$9,090	$411,382	$6,654

Refer to Note 18, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 84

Index to Consolidated Financial Statements
The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Option Adjusted Spread(1)		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2023
Mortgage servicing rights	$(368)	$(706)	$(219)	$(425)	$(89)	$(178)

	Discount Rate		Total Prepayment Speeds		Cost to Service per Loan
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2022
Mortgage servicing rights	$(266)	$(511)	$(136)	$(264)	$(61)	$(122)
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

The Company had excess spread financing liability of $437 and $509, with UPB of $74,219 and $83,706 as of December 31, 2023 and 2022, respectively. Refer to Note 18, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in the valuation of excess spread financing liability.

85 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Option Adjusted Spread(1)		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2023
Excess spread financing	$16	$32	$10	$20

	Discount Rate		Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2022
Excess spread financing	$19	$40	$11	$22

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

Mortgage Servicing Rights Financing
The Company had MSR financing liability of $29 and $19 as of December 31, 2023 and 2022, respectively. Refer to Note 2, Significant Accounting Policies, for further discussion on MSR financing, and Note 18, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 86

Index to Consolidated Financial Statements
Revenues - Service Related, net
The following table sets forth the items comprising total “revenues - service related, net”:

	Year Ended December 31,
Revenues - Service Related, net	2023	2022	2021
Contractually specified servicing fees(1)	$1,700	$1,458	$1,122
Other service-related income(1)	72	105	72
Incentive and modification income(1)	43	29	51
Servicing late fees(1)	89	76	71
Mark-to-market adjustments - Servicing
MSR MTM	121	1,328	502
Loss on MSR hedging activities	(68)	(332)	(86)
Gain (loss) on MSR sales	23	(3)	7
Reclassifications(2)	(33)	(30)	(35)
Excess spread / MSR financing MTM	(18)	(142)	33
Total mark-to-market adjustments - Servicing	25	821	421
Amortization, net of accretion
MSR amortization	(604)	(779)	(1,008)
Excess spread accretion	41	86	255
Total amortization, net of accretion	(563)	(693)	(753)
Originations service fees(3)	61	98	176
Corporate/Xome related service fees	84	76	186
Other(4)	(71)	(105)	(279)
Total revenues - Service Related, net	$1,440	$1,865	$1,067

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues. Amounts also include servicing fees from loans sold with servicing retained of $708, $661 and $495 for the years ended December 31, 2023, 2022 and 2021, respectively.
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

6. Advances and Other Receivables

Advances and other receivables, net consists of the following:

Advances and Other Receivables, Net	December 31, 2023	December 31, 2022
Servicing advances, net of $13 and $12 purchase discount, respectively	$1,065	$1,053
Receivables from agencies, investors and prior servicers, net of $6 and $7 purchase discount	101	103
Reserves	(170)	(137)
Total advances and other receivables, net	$996	$1,019

87 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Year Ended December 31,
Reserves for Advances and Other Receivables	2023	2022
Balance - beginning of year	$137	$167
Provision	40	30
Reclassifications(1)	27	36
Write-offs	(34)	(96)
Balance - end of year	$170	$137

(1)Reclassifications represent required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.

Purchase Discount for Advances and Other Receivables
The following table sets forth the activities of the purchase discount for advances and other receivables:

	Year Ended December 31, 2023		Year Ended December 31, 2022
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of year	$12	$7	$19	$12
Addition from acquisition(1)	5	—	—	—
Utilization of purchase discounts	(4)	(1)	(7)	(5)
Balance - end of year	$13	$6	$12	$7
(1)In connection with the acquisition of Home Point in 2023, the Company recorded the acquired advances and other receivables at estimate fair value as of the acquisition date, which resulted in a purchase discount of $5. Refer to Note 3, Acquisitions, for discussion of the Home Point acquisition.

Credit Loss for Advances and Other Receivables
The following table sets forth the activities of the CECL allowance for advances and other receivables:

	Year Ended December 31,
CECL Allowance for Advances and Other Receivables	2023	2022
Balance - beginning of year	$36	$31
Provision	1	10
Write-offs	(2)	(5)
Balance - end of year(1)	$35	$36
(1)As of December 31, 2023, $29 and $6 were included in reserves and purchase discount, respectively. As of December 31, 2022, $29 and $7 were included in reserves and purchase discount, respectively.

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

7. Mortgage Loans Held for Sale

Mortgage Loans Held for Sale
The Company maintains a strategy of originating and purchasing residential mortgage loan products primarily for the purpose of selling to GSEs or other third-party investors in the secondary market on a servicing-retained basis. The Company purchases originated loans through its correspondent channel and assists customers currently in the Company’s servicing portfolio with refinancing of loans or new home purchases through its direct-to-consumer channel. Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 88

Index to Consolidated Financial Statements

Mortgage loans held for sale are recorded at fair value as set forth below:

	Year Ended December 31,
Mortgage Loans Held for Sale	2023	2022
Mortgage loans held for sale - UPB	$924	$921
Mark-to-market adjustment(1)	3	(28)
Total mortgage loans held for sale	$927	$893

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in “revenues - net gain on mortgage loans held for sale” in the consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Year Ended December 31,
Mortgage Loans Held for Sale	2023	2022
Balance - beginning of year	$893	$4,381
Loans sold and loan payments received	(14,097)	(34,731)
Mortgage loans originated and purchased, net of fees	12,856	28,309
Repurchase of loans out of Ginnie Mae securitizations(1)	1,234	3,067
Net change in unrealized gain (loss) on retained loans held for sale	44	(132)
Net transfers of mortgage loans held for sale(2)	(3)	(1)
Balance - end of year	$927	$893

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

For the years ended December 31, 2023 and 2022, the Company recorded a total realized gain of $33 and a loss of $267 from total sales proceeds of $13,877 and $34,464, respectively, on the sale of mortgage loans held for sale.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as “interest income” in the consolidated statements of operations.

The total UPB of mortgage loans held for sale on non-accrual status was as follows:

	December 31, 2023		December 31, 2022
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$42	$36	$102	$87

(1)Non-accrual UPB includes $35 and $90 of UPB related to Ginnie Mae repurchased loans as of December 31, 2023 and 2022, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $30 and $65 as of December 31, 2023 and 2022, respectively.

89 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
8. Property and Equipment

The composition of property and equipment, net, and the corresponding ranges of estimated useful lives were as follows:

Property and Equipment, Net	December 31, 2023	December 31, 2022	Estimated Useful Life
Furniture, fixtures, and equipment	$57	$55	5 years
Capitalized software costs	94	87	3 - 5 years
Software in development and other	8	12
Leasehold improvements	30	27	Lesser of 10 years or remaining lease term
Long-term finance leases - computer equipment	5	6	3 - 5 years
Property and equipment	194	187
Less: Accumulated depreciation	(141)	(122)
Property and equipment, net	$53	$65

The Company recorded depreciation expense on property and equipment of $31 for the years ended December 31, 2023 and 2022, respectively. The Company has entered into various lease agreements for computer equipment, which are classified as finance leases. See Note 9, Leases, for more information.

The Company recorded no impairment charges during the years ended December 31, 2023 and 2022.

9. Leases

The Company’s leases primarily relate to office space and equipment, with remaining lease terms of generally less than 1 year to 7 years. Certain lease arrangements contain extension options, which typically range from 1 to 7 years, at the then fair market rental rates. As of December 31, 2023 and 2022, operating lease ROU assets were $72 and $96, respectively, and corresponding lease liabilities were $91 and $111, respectively, which were included in “other assets,” and “payables and other liabilities,” respectively, on the consolidated balance sheets. The Company does not currently have any significant finance leases in which it is the lessee.

The table below summarizes the Company’s net lease cost:

	Year Ended December 31,
Net Lease Cost	2023	2022
Operating lease cost	$21	$26
Sublease income	(3)	(3)
Total net lease cost	$18	$23
The table below summarizes other information related to the Company’s operating leases:

	Year Ended December 31,
Operating Leases - Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19	$23
Leased assets obtained in exchange for new operating lease liabilities	$8	$15
Weighted average remaining lease term - operating leases, in years	5.0	6.0
Weighted average discount rate - operating leases	4.6%	3.8%

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 90

Index to Consolidated Financial Statements
Maturities of operating lease liabilities as of December 31, 2023 are as follows:

Year Ending December 31,	Operating Leases
2024	$23
2025	20
2026	18
2027	16
2028	13
Thereafter	12
Total future minimum lease payments	102
Less: imputed interest	11
Total operating lease liabilities	$91

10. Loans Subject to Repurchase from Ginnie Mae

Loans are sold to Ginnie Mae in conjunction with the issuance of mortgage-backed securities. The Company, as the issuer of the mortgage-backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $966 and $1,865 as of December 31, 2023 and 2022, respectively, which are included in both “other assets” and “payables and other liabilities” in the consolidated balance sheets.

11. Goodwill and Intangible Assets

Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2023. There were no changes in goodwill in 2022:

	Year Ended December 31, 2023
	Servicing	Originations	Corporate/Other(2)	Total
Balance - beginning of year	$80	$28	$12	$120
Addition from acquisitions(1)	5	—	16	21
Balance - end of year	$85	$28	$28	$141

(1)As discussed in Note 3, Acquisitions, the Company recorded goodwill in connection with the Roosevelt Transaction.
(2)The goodwill associated with Xome and Roosevelt is included in Corporate/Other.

During the years ended December 31, 2023 and 2022, the Company performed a quantitative assessment of its reporting units and determined that no impairment of goodwill existed. Goodwill is recorded in “other assets” within the consolidated balance sheets.

91 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Intangible Assets
The following tables present the composition of intangible assets:

	December 31, 2023
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Customer relationships	$96	$(73)	$23	4.7
Trade name	9	(7)	2	4.5
Other(1)	3	—	3	2.8
Total intangible assets	$108	$(80)	$28	4.5
(1)Other intangible assets primarily include licenses.

	December 31, 2022
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Customer relationships	$74	$(67)	$7	5.6
Technology	25	(25)	—	0.0
Trade name	7	(6)	1	0.6
Total intangible assets	$106	$(98)	$8	4.9

Intangible assets are recorded in “other assets” within the consolidated balance sheets. In 2023, the Company recorded intangible assets of $23 and $4 in connection with the Rushmore Transaction and Roosevelt Transaction, respectively. See further discussion in Note 3, Acquisitions. The Company recognized $7 and $6 of amortization expense related to intangible assets during the years ended December 31, 2023 and 2022, respectively. The Company expects to record amortization expense for existing amortizable intangible assets of $7, $7, $6, $5, and $3 for each of the years ending December 31, 2024 to 2028. No impairment on intangible assets was recorded during the years ended December 31, 2023 and December 31, 2022.

12. Derivative Financial Instruments

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

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 92

Index to Consolidated Financial Statements
The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments. Gains/(losses) include both realized and unrealized gains/(losses) of each derivative financial instrument.

		December 31, 2023		Year Ended December 31, 2023
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2024	$337	$11	$1
Derivative financial instruments
Treasury futures	2024	2,634	113	113
Forward MBS trades	2024	2,365	22	155
IRLCs	2024	584	21	(1)
LPCs	2024	361	3	2
Total derivative financial instruments - assets		$5,944	$159	$269
Liabilities
Derivative financial instruments
Forward MBS trades	2024	1,049	9	(126)
Treasury futures	2024	80	—	(196)
LPCs	2024	41	—	1
IRLCs	2024	1	—	—
Total derivative financial instruments - liabilities		$1,171	$9	$(321)

		December 31, 2022		Year Ended December 31, 2022
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gains/(Losses)
Assets
Mortgage loans held for sale
Loan sale commitments	2023	$354	$10	$(15)
Derivative financial instruments
Treasury futures	2023	—	—	4
Forward MBS trades	2023	1,143	8	569
IRLCs	2023	755	22	(112)
LPCs	2023	145	1	(2)
Total derivative financial instruments - assets		$2,043	$31	$459
Liabilities
Derivative financial instruments
Forward MBS trades	2023	681	9	(56)
Treasury futures	2023	892	14	(277)
LPCs	2023	209	1	1
IRLCs	2023	15	—	—
Total derivative financial instruments - liabilities		$1,797	$24	$(332)

93 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
As of December 31, 2023 the Company held $8 and $56 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2022, the Company held $49 and $1 in collateral deposits and collateral obligations on derivative instruments, respectively. Collateral deposits and collateral obligations are recorded in “other assets” and “payables and other liabilities,” respectively, on the Company’s consolidated balance sheets, and are included in “net cash attributable to operating activities” within the consolidated statements of cash flows. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the consolidated balance sheets.

13. Indebtedness

Advance, Warehouse and MSR Facilities

				December 31, 2023		December 31, 2022
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$350 advance facility	October 2024	Servicing advance receivables	$350	$132	$169	$150	$189
$300 advance facility(1)	November 2024	Servicing advance receivables	300	273	364	308	410
$250 advance facility	September 2025	Servicing advance receivables	250	250	326	171	209
$50 advance facility	December 2024	Servicing advance receivables	50	27	49	40	45
Advance facilities principal amount				682	908	669	853

Warehouse Facilities
$1,500 Warehouse Facility	June 2024	Mortgage loans or MBS	1,500	107	104	206	272
$750 Warehouse Facility	June 2024	Mortgage loans or MBS	750	137	176	135	133
$750 Warehouse Facility	October 2024	Mortgage loans or MBS	750	155	166	202	209
$500 Warehouse Facility	June 2024	Mortgage loans or MBS	500	72	78	76	80
$350 Warehouse Facility	August 2024	Mortgage loans or MBS	350	73	75	31	32
$300 Warehouse Facility(2)	February 2024	Mortgage loans or MBS	300	—	—	115	117
$250 Warehouse Facility(3)	September 2025	Mortgage loans or MBS	250	158	177	14	17
$200 Warehouse Facility	December 2024	Mortgage loans or MBS	200	82	84	18	21
$200 Warehouse Facility	January 2025	Mortgage loans or MBS	200	12	21	—	—
$100 Warehouse Facility	April 2024	Mortgage loans or MBS	100	25	33	19	28
$100 Warehouse Facility	April 2024	Mortgage loans or MBS	100	—	—	—	—
$100 Warehouse Facility	December 2024	Mortgage loans or MBS	100	1	1	1	1
$1 Warehouse Facility	December 2024	Mortgage loans or MBS	1	—	—	—	—
Warehouse facilities principal amount				822	915	817	910

MSR Facilities
$1,500 Warehouse Facility	April 2025	MSR	1,500	980	1,455	260	2,284
$1,450 Warehouse Facility(1)	November 2024	MSR	1,450	300	2,164	380	927
$750 Warehouse Facility(3)	September 2025	MSR	750	545	1,306	380	1,482
$500 Warehouse Facility	June 2025	MSR	500	405	655	365	732
$500 Warehouse Facility	April 2025	MSR	500	305	634	—	—
$500 Warehouse Facility	June 2025	MSR	500	250	677	—	—
$50 Warehouse Facility	November 2024	MSR	50	29	67	25	74
MSR facilities principal amount				2,814	6,958	1,410	5,499

Advance, warehouse and MSR facilities principal amount				4,318	$8,781	2,896	$7,262
Unamortized debt issuance costs				(16)		(11)
Total advance, warehouse and MSR facilities, net				$4,302		$2,885

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 94

Index to Consolidated Financial Statements
(1)Total capacity for this facility is $1,750, of which $300 and $1,450 are internally allocated for advance financing and MSR financing, respectively; capacity is fully fungible and is not restricted by these allocations.
(2)This facility was terminated in February 2024.
(3)The capacity amount for this facility is $1,000, of which $750 is a sublimit for MSR financing.

The weighted average interest rate for advance facilities was 7.6% and 4.1% for the years ended December 31, 2023 and 2022, respectively. The weighted average interest rate for warehouse and MSR facilities was 7.6% and 4.0% for the years ended December 31, 2023 and 2022, respectively.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	December 31, 2023	December 31, 2022
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	$850	$850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
$550 face value, 5.000% interest rate payable semi-annually, due January 2026(1)	500	—
Unsecured senior notes principal amount	3,200	2,700
Purchase discount(1) and unamortized debt issuance costs	(49)	(27)
Unsecured senior notes, net	$3,151	$2,673
(1)In connection with the Home Point Acquisition in 2023, the Company assumed an unsecured senior note with a principal balance of $500 and recorded a purchase discount of $32 on the acquisition date, of which $5 has been accreted in the year ended December 31, 2023. See Note 2, Acquisitions, for further details.

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

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the years ended December 31, 2023 and 2022.

As of December 31, 2023, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2024 through 2025	$—
2026	500
2027	600
2028	850
Thereafter	1,250
Total unsecured senior notes principal amount	$3,200

95 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Financial Covenants
The Company’s credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at the Company’s operating subsidiary, Nationstar Mortgage LLC. The Company was in compliance with its required financial covenants as of December 31, 2023.

14. Securitizations and Financings

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s consolidated financial statements is presented below:

	December 31, 2023	December 31, 2022
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$111	$78
Advances and other receivables, net	495	398
Total assets	$606	$476

Liabilities
Advance facilities(1)	$382	$321
Payables and other liabilities	1	1
Total liabilities	$383	$322

(1)Refer to advance facilities in Note 13, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	December 31, 2023	December 31, 2022
Total collateral balances - UPB	$881	$976
Total certificate balances	$849	$949

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2023, and 2022, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	December 31, 2023	December 31, 2022
Unconsolidated securitization trusts	$91	$119

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 96

Index to Consolidated Financial Statements
15. Stockholders' Equity and Employee Benefit Plans

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

Performance Stock Units
The PSUs are valued at the fair market value of the Company’s common stock on the grant date as defined in the 2019 Plan. In March 2023 and November 2023, certain executives of the Company were granted 0.1 million and 0.2 million PSUs (the “2023 PSUs”), respectively. 50% of the 2023 PSUs are eligible to vest in an amount between 0% to 200% of a target award based on achievement of relative total shareholder return and the remaining 50% are eligible to vest in an amount between 0% to 200% of a target award based on achievement of annualized tangible book value growth. The 2023 PSUs vest over a period of three to five years and are settled into shares of the Company’s common stock.

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

Share-Based Award Activities
The following table summarizes the Company’s share-based awards:

Share-based Awards	Shares (or Units) (in thousands)	Weighted-Average Grant Date Fair Value, per Share (or Unit)
Share-based awards outstanding as of December 31, 2022	2,348	$25.91
Granted	1,319	41.08
Vested	(1,426)	15.09
Forfeited	(128)	40.95
Share-based awards outstanding as of December 31, 2023	2,113	41.73

The Company recorded $28, $29 and $29 of expenses related to share-based awards during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, unrecognized compensation expense totaled $48 related to non-vested stock award payments that are expected to be recognized over a weighted average period of 1.0 years.

The Company is eligible to receive a tax benefit when the vesting date fair value of an award exceeds the value used to recognize compensation expense at the date of grant. The excess tax benefit resulting from tax deductions in excess of the compensation cost recognized by the Company was $12, $11 and $9 for the years ended December 31, 2023, 2022 and 2021, respectively.

Employee Benefit Plans
The Company sponsors a defined contribution plan (401(k) plan) that covers all full-time employees. The Company matches 100% of participant contributions up to 2% of their total eligible annual base compensation and matches 50% of contributions for the next 4% of each participant’s total eligible annual base compensation. Matching contributions by the Company totaled $11 and $18 for the years ended December 31, 2023 and 2022, respectively.

97 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
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

The following table sets forth the computation of basic and diluted net income (loss) per common share (amounts in millions, except per share amounts):

	Year Ended December 31,
Computation of Earnings Per Share	2023	2022	2021
Net income from continuing operations	$500	$923	$1,466
Less: Undistributed earnings from continuing operations attributable to participating stockholders	—	—	8
Less: Premium on retirement of preferred stock	—	—	28
Net income from continuing operations attributable to Mr. Cooper common stockholders	$500	$923	$1,430

Net loss from discontinued operations	$—	$—	$(12)
Less: Undistributed earnings from discontinued operations attributable to participating stockholders	—	—	—
Net loss from discontinued operations attributable to Mr. Cooper common stockholders	$—	$—	$(12)

Net income	$500	$923	$1,454
Less: Undistributed earnings attributable to participating stockholders	—	—	8
Less: Premium on retirement of preferred stock	—	—	28
Net income attributable to common stockholders	$500	$923	$1,418

Earnings from continuing operations per common share attributable to Mr. Cooper:
Basic	$7.46	$12.84	$17.39
Diluted	$7.30	$12.50	$16.67

Earnings from discontinued operations per common share attributable to Mr. Cooper:
Basic	$—	$—	$(0.15)
Diluted	$—	$—	$(0.14)

Earnings per common share attributable to Mr. Cooper:
Basic	$7.46	$12.84	$17.24
Diluted	$7.30	$12.50	$16.53

Weighted average shares of common stock outstanding (in thousands):
Basic	67,070	71,885	82,247
Dilutive effect of stock awards	1,479	1,933	3,067
Dilutive effect of participating securities	—	—	492
Diluted	68,549	73,818	85,806

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 98

Index to Consolidated Financial Statements
17. Income Taxes

The components of income tax expense for continuing operations were as follows:

	Year Ended December 31,
Total Income Tax Expense on continuing operations	2023	2022	2021(1)
Current Income Taxes
Federal	$3	$(6)	$7
State	16	8	113
Total current income taxes	19	2	120

Deferred Income Taxes
Federal	110	245	376
State	25	44	(25)
Total deferred income taxes	135	289	351
Total income tax expense	$154	$291	$471

(1)The provision for income taxes for 2021 does not reflect the tax effects of the sale of the Company’s reverse servicing portfolio reported as discontinued operations.

The following table presents a reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31,
Reconciliation of the Income Tax Provision	2023	2022	2021
Tax Expense at Federal Statutory Rate	$137	$255	$407
Effect of:
State taxes, net of federal benefit	32	39	70
Bargain purchase gain(1)	(20)	—	—
Nondeductible executive compensation	11	8	9
Share based compensation	(9)	(9)	(8)
Other, net	3	(2)	(7)
Total income tax expense	$154	$291	$471

(1)Amount is related to preliminary bargain purchase gain recorded in connection with the Home Point Acquisition. Refer to Note 3, Acquisitions, for further details.
99 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

Deferred Tax Assets and Liabilities	December 31, 2023	December 31, 2022
Deferred Tax Assets
Effect of:
Goodwill and intangible assets	$585	$827
Loss reserves	101	84
Loss carryforwards (federal, state & capital)	85	104
Lease liability	22	28
Accruals	20	11
Depreciation and amortization, net	8	—
Other, net	12	19
Total deferred tax assets	833	1,073

Deferred Tax Liabilities
MSR amortization and mark-to-market, net	(282)	(269)
Other investment assets	(53)	(67)
Right-of-use assets	(18)	(24)
Depreciation and amortization, net	—	(2)
Prepaid assets	(1)	(1)
Total deferred tax liabilities	(354)	(363)
Valuation allowance	(7)	(7)
Deferred tax assets, net(1)	$472	$703

(1)The Company elected to account for the Global Intangible Low-Taxed Income (“GILTI”) tax expense in the period in which it is incurred. As a result, no deferred tax impact of GILTI has been provided in the consolidated financial statements.

The Company has federal NOL carryforwards (pre-tax) of $354 and $484 as of December 31, 2023 and 2022, respectively. The Company believes it is more likely than not that its deferred tax assets will be realized except for certain federal Code Section 382 limited NOLs that begin to expire with the 2026 tax year, if unused, and immaterial state NOL carryforwards that begin to expire with the 2023 tax year, if unused. Accordingly, the Company has recorded a federal valuation allowance of $7 as of December 31, 2023 and 2022 related to these NOL carryforwards. The state valuation allowance was immaterial as of December 31, 2023 and 2022. The Company does not expect any future tax loss limitations under Sections 382 and 384 that would impact its utilization of remaining federal NOL carryforwards.

The Company files income tax returns in the U.S. federal jurisdiction and numerous U.S. state jurisdictions. As of December 31, 2023, the Company is currently under examination by the Internal Revenue Service for tax years 2018, 2019, and 2020. The years open to examination by federal, state and local government authorities vary by jurisdiction.

Below is a reconciliation of the changes in the federal and state uncertain tax position balances, exclusive of interest and penalties, for the year ended December 31, 2023.

Unrecognized Tax Benefits (exclusive of interest and penalties)	December 31, 2023
Balance - beginning of year	$—
Additions for tax positions taken in prior years	6
Balance - end of year	$6

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 100

Index to Consolidated Financial Statements
The total amount of uncertain tax positions that, if recognized, would impact the effective income tax rate were $7 as of December 31, 2023 and zero as of December 31, 2022 and 2021. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the accompanying consolidated statement of operations. As of December 31, 2023, the Company recorded $7 of unrecognized tax benefits related to uncertain tax positions, including $1 in interest and penalties. The Company does not anticipate that any adjustments relating to federal or state tax examinations will result in material changes to the financial statements. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits related to uncertain tax positions.

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

See Note 7, Mortgage Loans Held for Sale, for more information.

101 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
Mortgage Servicing Rights – Fair Value (Level 3) – The Company estimates the fair value of its MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. Beginning in the second quarter of 2023, the Company valued MSRs using a stochastic option adjusted spread (OAS) instead of a static discount rate. OAS is the incremental spread added to the risk-free rate to reflect embedded (prepayment) optionality and other risk inherent in the MSRs to discount cash flows. The cash flow assumptions used in the discounted cash flow model incorporate prepayment speeds, OAS, costs to service, delinquencies, ancillary revenues, recapture rates and other assumptions, with the key assumptions being mortgage prepayment speeds, OAS, and cost to service. The cash flow assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 5, Mortgage Servicing Rights and Related Liabilities, for more information.

Advances and Other Receivables, Net (Level 3) - Advances and other receivables, net are valued at their net realizable value after taking into consideration the reserves. Advances have no stated maturity. Their net realizable value approximates fair value as the net present value based on discounted cash flow is not materially different from the net realizable value. See Note 6, Advances and Other Receivables, for more information.

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

Derivative Financial Instruments (Level 2 and Level 3) – The Company enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. These derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into IRLCs and LPCs with prospective borrowers and other loan originators. IRLCs and LPCs are carried at fair value primarily based on secondary market prices for underlying mortgage loans, which is observable data, with adjustments made to such observable data for the inherent value of servicing, which is an unobservable input. The fair value is also subject to adjustments for the estimated pull-through rate. The impact of the unobservable input to the overall valuation of IRLCs and LPCs is significant and results in a classification of Level 3 in the fair value hierarchy. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised, and the loan will be funded. The Company has entered into Treasury futures and swap futures contracts as part of its hedging strategy. The futures contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. Derivative financial instruments are recorded in “other assets” and “payables and other liabilities” within the consolidated balance sheets. See Note 12, Derivative Financial Instruments, for more information.

Loans Subject to Repurchase from Ginnie Mae (Level 2) – As the Company has the unilateral right to repurchase these loans at the unpaid principal balance, the carrying amount, which is based on the unpaid principal balance, approximates fair value. See Note 10, Loans Subject to Repurchase from Ginnie Mae, for more information.

Advance Facilities and Warehouse Facilities (Level 2) – As the underlying warehouse and advance finance facilities bear interest at a rate that is periodically adjusted based on a market index, the carrying amount reported on the consolidated balance sheets approximates fair value. See Note 13, Indebtedness, for more information.

Unsecured Senior Notes (Level 2) – The fair value of unsecured senior notes, which are carried at amortized cost, is based on quoted market prices in a market with limited trading activity. See Note 13, Indebtedness, for more information.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 102

Index to Consolidated Financial Statements
Excess Spread Financing (Level 3) – The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. Beginning in the second quarter of 2023, the Company valued excess spread financing using a stochastic OAS instead of a static discount rate. The cash flow assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and OAS. Quarterly, management obtains a third-party valuation to assess the reasonableness of the fair value calculations provided by the internal cash flow model. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. Excess spread financing is recorded in MSR related liabilities within the consolidated balance sheets. See Note 5, Mortgage Servicing Rights and Related Liabilities, for more information.

Mortgage Servicing Rights Financing Liability (Level 3) - The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates and annual advance recovery rates. As these assumptions are derived from internally developed valuation models based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. Mortgage servicing rights financing liability is recorded in MSR related liabilities within the consolidated balance sheets. See Note 5, Mortgage Servicing Rights and Related Liabilities, for more information.

The following table presents the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
	Total Fair Value	Recurring Fair Value Measurements
Fair Value - Recurring Basis		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$927	$—	$846	$81
Mortgage servicing rights	9,090	—	—	9,090
Equity investments	9	1	—	8
Derivative financial instruments:
Treasury futures	113	—	113	—
Forward MBS trades	22	—	22	—
IRLCs	21	—	—	21
LPCs	3	—	—	3

Liabilities
Derivative financial instruments:
Forward MBS trades	9	—	9	—
Mortgage servicing rights financing	29	—	—	29
Excess spread financing	437	—	—	437

103 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements

	December 31, 2022
	Total Fair Value	Recurring Fair Value Measurements
Fair Value - Recurring Basis		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$893	$—	$819	$74
Mortgage servicing rights	6,654	—	—	6,654
Equity investments	47	2	—	45
Derivative financial instruments:
Forward MBS trades	8	—	8	—
IRLCs	22	—	—	22
LPCs	1	—	—	1

Liabilities
Derivative financial instruments:
Forward MBS trades	9	—	9	—
LPCs	1	—	—	1
Treasury futures	14	—	14	—
Mortgage servicing rights financing	19	—	—	19
Excess spread financing	509	—	—	509

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Year Ended December 31, 2023
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of year	$6,654	$74	$45	$22	$509	$19
Changes in fair value included in earnings	(483)	18	(37)	(1)	8	10
Purchases/additions(1)	3,189	180	—	—	—	—
Issuances	273	—	—	—	—	—
Sales/dispositions(1)	(573)	(189)	—	—	—	—
Repayments	—	(6)	—	—	(9)	—
Settlements	—	—	—	—	(71)	—
Other changes	30	4	—	—	—	—
Balance - end of year	$9,090	$81	$8	$21	$437	$29
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 104

Index to Consolidated Financial Statements

	Year Ended December 31, 2022
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of year	$4,223	$76	$54	$134	$768	$10
Changes in fair value included in earnings	549	(3)	(9)	(112)	133	9
Purchases/additions(1)	1,595	130	—	—	—	—
Issuances	554	—	—	—	—	—
Sales/dispositions(1)	(294)	(124)	—	—	—	—
Repayments	—	(2)	—	—	(293)	—
Settlements	—	—	—	—	(99)	—
Other changes	27	(3)	—	—	—	—
Balance - end of year	$6,654	$74	$45	$22	$509	$19
(1)Additions for mortgages loans held for sale include loans that are purchased or transferred in. Dispositions for mortgage loans held for sales include loans that are sold or transferred out.

The Company had immaterial LPCs assets and liabilities as of December 31, 2023 and 2022. No transfers were made in or out of Level 3 fair value assets for the Company during the years ended December 31, 2023 and 2022.

105 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
The tables below present the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

	December 31, 2023			December 31, 2022
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSR(1)
Option adjusted spread(2)	6.9%	12.3%	8.0%	N/A	N/A	N/A
Discount rate	N/A	N/A	N/A	10.4%	13.7%	11.4%
Prepayment speed	6.8%	9.3%	7.5%	6.3%	12.2%	7.2%
Cost to service per loan(3)	$56	$160	$80	$54	$155	$80
Average life(4)			7.9 years			8.1 years

Mortgage loans held for sale
Market pricing	45.0%	103.4%	81.1%	37.3%	114.7%	77.4%

IRLCs
Value of servicing (reflected as a percentage of loan commitment)	1.1%	3.5%	1.9%	(0.6)%	3.9%	2.3%

Excess spread financing
Option adjusted spread(2)	7.0%	12.3%	8.8%	N/A	N/A	N/A
Discount rate	N/A	N/A	N/A	10.0%	13.8%	11.3%
Prepayment speed	7.7%	9.1%	8.4%	6.9%	13.3%	9.2%
Average life(4)			6.7 years			6.6 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	6.6%	9.2%	7.6%	5.2%	8.6%	7.1%
Annual advance recovery rates	12.2%	14.8%	13.0%	15.9%	20.6%	17.3%

(1)The inputs are weighted by investor.
(2)OAS represents incremental spread above a risk-free rate (one-month SOFR), which is an observable input. See discussion on methodology above.
(3)Presented in whole dollar amounts.
(4)Average life is included for informational purposes.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 106

Index to Consolidated Financial Statements
The tables below present a summary of the carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value:

	December 31, 2023
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$571	$571	$—	$—
Restricted cash	169	169	—	—
Advances and other receivables, net	996	—		996
Loans subject to repurchase from Ginnie Mae	966	—	966	—
Financial liabilities
Unsecured senior notes, net	3,151	—	3,056	—
Advance, warehouse and MSR facilities, net	4,302	—	4,318	—
Liability for loans subject to repurchase from Ginnie Mae	966	—	966	—

	December 31, 2022
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$527	$527	$—	$—
Restricted cash	175	175	—	—
Advances and other receivables, net	1,019	—	—	1,019
Loans subject to repurchase from Ginnie Mae	1,865	—	1,865	—
Financial liabilities
Unsecured senior notes, net	2,673	—	2,209	—
Advance, warehouse and MSR facilities, net	2,885	—	2,896	—
Liability for loans subject to repurchase from Ginnie Mae	1,865	—	1,865	—

19. Capital Requirements

Fannie Mae, Freddie Mac, Ginnie Mae and certain private label mortgage investors require the Company to maintain minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s operating subsidiary, Nationstar Mortgage LLC, as well as Rushmore Loan Management Services, LLC, which was acquired during the third quarter of 2023 in connection with the Roosevelt Transaction. As of December 31, 2023, the Company was in compliance with its selling and servicing capital requirements.

107 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
20. Commitments and Contingencies

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

On November 3, 2023, a putative class action lawsuit was filed against the Company, captioned Cabezas v. Mr. Cooper Group, Inc., No. 23-cv-02453 (“Cabezas”), in the United States District Court for the Northern District of Texas, by plaintiff Jennifer Cabezas purportedly on behalf of a class consisting of those persons impacted by the cybersecurity incident that occurred on October 31, 2023. The class action complaint alleges claims for negligence, negligence per se, breach of express contract, breach of implied contract, invasion of privacy, unjust enrichment, breach of confidence, and breach of fiduciary duty based upon allegations that the Company did not employ reasonable and adequate security measures to protect customer personal information accessed in the cybersecurity incident. The Cabezas complaint seeks damages, declaratory and injunctive relief, and an award of costs, attorney fees and expenses, among other relief. Between November 2023 and January 9, 2024, 19 additional putative class actions have been filed against the Company asserting substantially similar claims and allegations as those asserted in the Cabezas action. On January 9, 2024, the Cabezas Court ordered that all 19 then-pending actions be consolidated with the Cabezas action. Following the issuance of the consolidation order, six additional, related putative class actions were filed in the Northern District of Texas, which we expect will also be consolidated with the Cabezas action.

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
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 108

Index to Consolidated Financial Statements

As a legal matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to legal-related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. The Company incurred legal-related expense, which includes legal settlements and the fees paid to external legal service providers, of $39 and $23 for the years ended December 31, 2023 and 2022, respectively, and was included in “expenses - general and administrative” on the consolidated statements of operations.

For matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material legal matters on an ongoing basis, in conjunction with any outside counsel handling the matter. Management currently believes the aggregate range of reasonably possible loss is $1 to $3 in excess of the accrued liability (if any) related to those matters as of December 31, 2023. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company’s exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loans that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in “advances and other receivables, net” represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of December 31, 2023, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

109 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
As a seller of mortgage loans to Agencies and other third parties, the Company may be required to indemnify or repurchase mortgage loans that fail to meet certain customary representations and warranties made in conjunction with sales of mortgage loans. The repurchase reserve liability related to such customary representations and warranties was $79 and $22 as of December 31, 2023 and 2022, respectively, which are included in “payables and other liabilities” within the consolidated balance sheets. The repurchase reserve liability increased during the third quarter of 2023 due to the assumption of repurchase risk for any mortgages previously sold by Home Point in connection with the Home Point Acquisition. Refer to Note 3, Acquisitions, for discussion of the Home Point Acquisition.

Loan and Other Commitments
The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. The Company also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value. See Note 12, Derivative Financial Instruments, for more information.

21. Segment Information

The Company’s segments reflect the internal reporting we use to evaluate operating performance and are based upon the Company’s organizational structure, which focuses primarily on the services offered. A brief description of our current business segments is as follows:

Servicing: This segment performs operational activities on behalf of investors or owners of the underlying mortgages and mortgage servicing rights, including collecting and disbursing borrower payments, investor reporting, customer service, modifying loans where appropriate to help borrowers stay current, and when necessary performing collections, foreclosures, and the sale of REO. In 2023, we expanded our special servicing product offering with the acquisition of Rushmore Loan Management Services.

During the third quarter of 2023, the Company collapsed a securitization with a bond balance of $82, secured by mortgage loans with an approximate UPB of $207. The loans were sold to a third party. A net gain on sale of $67 was recorded on the transaction, which was included in “net gain on mortgage loans held for sale” within the consolidated statements of operations and reported under Servicing.

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

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 110

Index to Consolidated Financial Statements
The following tables present financial information by segment:

	Year Ended December 31, 2023
Financial Information by Segment	Servicing	Originations	Corporate/ Other	Consolidated
Revenues
Service related, net	$1,295	$61	$84	$1,440
Net gain (loss) on mortgage loans held for sale	84	271	(1)	354
Total revenues	1,379	332	83	1,794
Total expenses	664	232	276	1,172
Interest income	491	36	1	528
Interest expense	(324)	(37)	(176)	(537)
Other income, net	—	—	41	41
Total other income (expenses), net	167	(1)	(134)	32
Income (loss) from continuing operations before income tax expense (benefit)	$882	$99	$(327)	$654
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$12	$8	$18	$38
Total assets	$11,740	$782	$1,674	$14,196

	Year Ended December 31, 2022
Financial Information by Segment	Servicing	Originations	Corporate/ Other	Consolidated
Revenues
Service related, net	$1,691	$98	$76	$1,865
Net gain on mortgage loans held for sale	(33)	632	—	599
Total revenues	1,658	730	76	2,464
Total expenses	559	491	224	1,274
Interest income	208	53	—	261
Interest expense	(221)	(43)	(160)	(424)
Other income, net	—	—	187	187
Total other (expenses) income, net	(13)	10	27	24
Income (loss) from continuing operations before income tax expense (benefit)	$1,086	$249	$(121)	$1,214
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$18	$16	$3	$37
Total assets	$10,152	$749	$1,875	$12,776

	Year Ended December 31, 2021
Financial Information by Segment	Servicing	Originations	Corporate/ Other	Consolidated
Revenues
Service related, net	$705	$176	$186	$1,067
Net gain on mortgage loans held for sale	568	1,683	—	2,251
Total revenues	1,273	1,859	186	3,318
Total expenses	502	849	311	1,662
Interest income	129	102	—	231
Interest expense	(262)	(88)	(128)	(478)
Other income, net	—	—	528	528
Total other (expenses) income, net	(133)	14	400	281
Income from continuing operations before income tax expense	$638	$1,024	$275	$1,937
Depreciation and amortization for property and equipment and intangible assets from continuing operations	$32	$24	$1	$57
Total assets	$8,733	$3,143	$2,328	$14,204

111 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Index to Consolidated Financial Statements
22. Subsequent Events

On February 1, 2024, the Company completed an offering by Nationstar Mortgage Holdings Inc., a direct wholly-owned subsidiary of the Company (“Nationstar”), of $1,000 7.125% unsecured senior notes due 2032 (the “Notes”). The Notes will bear interest at 7.125% per annum and will mature on February 1, 2032. Interest on the Notes will be payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2024. The net proceeds of the offering were used to repay a portion of the amounts outstanding under the Company’s MSR facilities.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 112

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2023.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2023 as stated in their report, dated February 28, 2024, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

113 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mr. Cooper Group Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Mr. Cooper Group Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mr. Cooper Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 28, 2024
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 114

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the Company’s fiscal year-end (the “2024 Proxy Statement”).

Item 11. Executive Compensation

Information required by this item will be incorporated by reference from the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be incorporated by reference from the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be incorporated by reference from the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be incorporated by reference from the 2024 Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K:

1.Financial Statements:
Our consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021, and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are filed within Item 8 in Part II as part of this Annual Report on Form 10-K.
2.Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
3.Exhibits:
The exhibits to this report are listed in the index to exhibits below.

115 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

2.1+	Stock Purchase Agreement, dated as of March 12, 2021, by and among Title365 Holding Co., Xome Holdings LLC, Blend Labs, Inc. and solely for the purposes set forth therein, the Company	8-K	001-14667	2.1	03/15/2021
2.2+	Contribution Agreement, dated as of February 10, 2022, by and among Nationstar Mortgage LLC, Sagent M&C, LLC and solely for the purposes set forth therein, Mr. Cooper Group Inc.	8-K	001-14667	2.1	02/11/2022
2.2+	Agreement and Plan of Merger, dated as of May 10, 2023, by and among Mr. Cooper Group Inc., Home Point Capital Inc. and Heisman Merger Sub, Inc.	8-K	001-14667	2.1	05/11/2023
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	8-K	001-14667	3.1	10/10/2018
3.2	Amended and Restated Bylaws of the Company	10-Q	001-14667	3.2	11/09/2018
4.1	Form of Stock Certificate	10-Q	001-14667	4.1	11/01/2019
4.2	Description of Common Stock					X
4.3	Indenture, dated as of January 16, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	10-K	001-14667	4.14	02/28/2020
4.4	First Supplemental Indenture, dated as of August 1, 2023 to Indenture dated January 16, 2020, among Nationstar Mortgage Holdings Inc. as issuer, the Company, as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. (f/k/a Wells Fargo Bank, National Association), as trustee	8-K	001-14667	4.3	08/01/2023
4.5	Indenture, dated as of August 6, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.1	08/06/2020
4.6	First Supplemental Indenture, dated as of August 1, 2023 to Indenture dated August 6, 2020, among Nationstar Mortgage Holdings Inc. as issuer, the Company, as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. (f/k/a Wells Fargo Bank, National Association), as trustee	8-K	001-14667	4.4	08/01/2023
4.7	Indenture, dated as of December 4, 2020, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Wells Fargo Bank, National Association as Trustee	8-K	001-14667	4.1	12/04/2020
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 116

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

4.8	First Supplemental Indenture, dated as of August 1, 2023 to Indenture dated December 4, 2020, among Nationstar Mortgage Holdings Inc. as issuer, the Company, as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. (f/k/a Wells Fargo Bank, National Association), as trustee	8-K	001-14667	4.5	08/01/2023
4.9	Indenture, dated as of January 19, 2021, among Nationstar Mortgage Holdings Inc. (as successor-in-interest to Home Point Capital Inc.), the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as trustee	8-K	001-14667	4.1	08/01/2023
4.10	First Supplemental Indenture, dated August 1, 2023 to Indenture dated January 19, 2021, among Nationstar Mortgage Holdings Inc. (as successor-in-interest to Home Point Capital Inc.), the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as trustee	8-K	001-14667	4.2	08/01/2023
4.11	Indenture, dated as of November 4, 2021, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. as Trustee	8-K	001-14667	4.1	11/04/2021
4.12	First Supplemental Indenture, dated as of August 1, 2023 to Indenture dated November 4, 2021, among Nationstar Mortgage Holdings Inc. as issuer, the Company, as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. (f/k/a Wells Fargo Bank, National Association), as trustee	8-K	001-14667	4.6	08/01/2023
4.13	Indenture, dated as of February 1, 2024 among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors thereto and Computershare Trust Company, N.A. as Trustee	8-K	001-14667	4.1	02/01/2024
10.1	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/15/2013
10.2	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	03/15/2013
10.3	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	03/15/2013
117 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.4	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	03/15/2013
10.5	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013
10.6	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013
10.7	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013
10.8	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	11/07/2014
10.9	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.4	11/07/2014
10.10	Amendment Number Nine, dated October 19, 2015, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.28	03/01/2016
10.11	Amendment Number Ten, dated October 17, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.17	03/09/2017
10.12	Amendment Number Eleven, dated October 31, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/09/2017
10.13	Amendment Number Twelve, dated October 30, 2017, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/02/2018
10.14	Amendment Number Thirteen, dated March 22, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	05/10/2018
10.15	Amendment Number Fourteen, dated October 24, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-14667	10.17	03/11/2019
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 118

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.16	Amendment Number Fifteen, dated November 20, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-14667	10.18	03/11/2019
10.17	Amendment Number Sixteen, dated January 28, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.1	05/08/2019
10.18	Amendment Number Seventeen, dated March 29, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.2	05/08/2019
10.19	Amendment Number Eighteen, dated April 3, 2019, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-14667	10.1	08/02/2019
10.20	Amendment Number Nineteen, dated March 30, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-K	001-14667	10.22	02/23/2021
10.21	Amendment Number Twenty, dated September 11, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-Q	001-14667	10.2	10/29/2020
10.22	Amendment Number Twenty-One, dated December 18, 2020, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC, as Agent and Nationstar Mortgage LLC, as Seller	10-K	001-14667	10.24	02/23/2021
10.23	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	02/06/2013
10.24	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	02/06/2013
10.25	Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	05/05/2016
10.26	Amendment Number One dated as of June 24, 2016 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	08/09/2016
119 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.27	Amendment Number Two dated as of October 17, 2016 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.21	03/09/2017
10.28	Amendment Number Three dated as of October 31, 2016 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.22	03/09/2017
10.29	Amendment Number Four dated as of October 30, 2017 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.23	03/02/2018
10.30	Amendment Number Five dated as of March 22, 2018 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	05/10/2018
10.31	Amendment Number Six dated as of May 29, 2018 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	08/03/2018
10.32	Amendment Number Seven dated as of October 24, 2018 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.26	03/11/2019
10.33	Amendment Number Eight dated as of November 20, 2018 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.27	03/11/2019
10.34	Amendment Number Nine dated as of January 28, 2019 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.3	05/08/2019
10.35	Amendment Number Ten dated as of March 29, 2019 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.4	05/08/2019
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 120

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.36	Amendment Number Eleven, dated as of April 3, 2019 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.2	08/02/2019
10.37	Amendment Number Twelve dated as of October 25, 2019 to the Second Amended and Restated Master Repurchase Agreement dated January 29, 2016 among Barclays Bank PLC, as purchaser and agent, and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.34	02/28/2020
10.38	Amendment Number Thirteen dated March 30, 2020 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.3	04/30/2020
10.39	Amendment Number Fourteen dated September 11, 2020 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.1	10/29/2020
10.40	Amendment Number Fifteen dated October 26, 2020 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.40	02/23/2021
10.41	Amendment Number Sixteen dated December 18, 2020 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-K	001-14667	10.41	02/23/2021
10.42	Amendment Number Seventeen dated July 9, 2021 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.1	10/28/2021
10.43	Amendment Number Eighteen dated September 30, 2021 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.2	10/28/2021
10.44	Amendment Number Nineteen dated June 3, 2022 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.7	07/27/2022
10.45	Amendment Number Twenty dated September 30, 2022 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.1	10/26/2022
121 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.46
Amendment Number Twenty-One dated October 6, 2023 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller
						X
10.47	Mortgage Loan Participation Sale Agreement dated as of August 30, 2016 between JPMorgan Chase Bank, National Association, as purchaser and Nationstar Mortgage LLC, as seller, conformed through Amendment No. 7	10-Q	001-14667	10.1	07/27/2022
10.48	Omnibus Amendment, Consent and Acknowledgment Agreement, effective as of February 1, 2019 to Mortgage Loan Participation Sale Agreement dated as of August 30, 2016 by and between JPMorgan Chase Bank, National Association, as Purchaser and Nationstar Mortgage LLC (successor by merger to Pacific Union Financial, LLC), as seller	10-Q	001-14667	10.2	07/27/2022
10.49	Amendment Number 8, dated June 6, 2023 to Mortgage Loan Participation Sale Agreement dated as of August 30, 2016 between JPMorgan Chase Bank, National Association, as purchaser and Nationstar Mortgage LLC, as seller	10-Q	001-14667	10.6	07/26/2023
10.50	Master Repurchase Agreement dated as of May 17, 2019 among Nationstar Sub 1J LLC and Nationstar REO Sub 1J LLC, as seller parties, Nationstar Mortgage LLC, as guarantor and JPMorgan Chase Bank, National Association, as buyer, conformed through Amendment No. 9	10-Q	001-14667	10.3	07/27/2022
10.51	Amendment No. 10, dated as of June 27, 2023 to Master Repurchase Agreement dated as of May 17, 2019 among Nationstar Sub 1J LLC and Nationstar REO Sub 1J LLC, as seller parties, Nationstar Mortgage LLC, as guarantor and JPMorgan Chase Bank, National Association, as buyer	10-Q	001-14667	10.7	07/26/2023
10.52	Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as initial lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent	10-Q	001-14667	10.4	07/27/2022
10.53	Amendment No. 1 dated as of September 17, 2021 to Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as initial lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent	10-Q	001-14667	10.5	07/27/2022
10.54	Amendment No. 2 dated as of August 3, 2022 to Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent	10-Q	001-14667	10.2	10/26/2022
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 122

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.55	Amendment No. 3 dated as of March 30, 2023 to Loan and Security Agreement dated as of August 20, 2020 among Nationstar Mortgage LLC, as borrower, Morgan Stanley Bank, N.A., as initial lender and Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent	10-Q	001-14667	10.6	04/26/2023
10.56	Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor	10-Q	001-14667	10.6	07/27/2022
10.57	Conformed Amendments through Amendment Number 3, dated August 12, 2022, to Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor	10-Q	001-14667	10.3	10/26/2022
10.54	Amendment Number 4, dated October 21, 2022, to Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor	10-K	001-14667	10.54	02/16/2023
10.55
Amendment Number 5, dated October 20, 2023, to Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor
						X
10.56	Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender	10-Q	001-14667	10.1	07/26/2023
10.57	Amendment Number One, dated as of May 11, 2023 to the Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender	10-Q	001-14667	10.2	07/26/2023
10.58	Amendment Number Two, dated as of June 23, 2023 to the Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender	10-Q	001-14667	10.3	07/26/2023
123 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.59
Amendment Number Three, dated October 6, 2023 to Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender
						X
10.60	Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender	10-Q	001-14667	10.4	07/26/2023
10.61	Amendment Number One, dated June 23, 2023 to Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender	10-Q	001-14667	10.5	07/26/2023
10.62	Amendment Number Two, dated August 11, 2023 to Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender	10-Q	001-14667	10.1	10/25/2023
10.63**	Offer Letter, dated as of December 11, 2018 by and between the Company and Christopher Marshall	8-K	001-14667	10.1	12/12/2018
10.64**	Offer Letter and Acceptance, dated January 15, 2020, between the Company and Mike Rawls	10-Q	001-14667	10.3	10/29/2020
10.65**	Offer Letter and Acceptance, dated February 12, 2021, between the Company and Kurt Johnson	10-K	001-14667	10.57	02/16/2023
10.66**	Offer Letter and Acceptance, dated January 9, 2023, by and between the Company and Carlos Pelayo	10-Q	001-14667	10.2	04/26/2023
10.67**	Transition and Separation Agreement, dated March 6, 2023, between the Company and Jaime Gow	8-K	001-14667	10.1	03/06/2023
10.68**	Employment and Transition Agreement, effective as of October 24, 2023, by and between the Company and Christopher Marshall	10-Q	001-14667	10.2	10/25/2023
10.69**	Employment and Retention Agreement, effective as of October 24, 2023, by and between the Company and Jesse K. Bray	10-Q	001-14667	10.3	10/25/2023
10.70**	Employment Agreement, dated December 7, 2023, between the Company and Michael Weinbach	8-K	001-14667	10.1	01/09/2024
10.71**	Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-35449	10.1	05/12/2016
10.72**	Amendment to the Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-14667	10.2	08/01/2018
10.73**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.5	05/07/2015
10.74**	Mr. Cooper Group Inc. 2019 Omnibus Incentive Plan	S-8	333-231552	99.1	05/16/2019
10.75**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Employees	8-K	001-14667	10.2	05/17/2019
Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 124

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.76**	Form of 2024 Performance Stock Unit Agreement					X
10.77**	Form of 2023 Performance Stock Unit Agreement	10-Q	001-14667	10.3	04/26/2023
10.78**	Form of 2022 Grant Notice and Restricted Stock Unit Award Agreement-Employee (No Retirement Provision)	10-Q	001-14667	10.1	04/28/2022
10.79**	Form of 2022 Performance Stock Unit Agreement – Employee (Standard Retirement Provision)	10-Q	001-14667	10.2	04/28/2022
10.80**	Form of 2022 Performance Stock Unit Agreement – Employee (Special Retirement Provision)	10-Q	001-14667	10.3	04/28/2022
10.81**	Form of Grant Notice and Restricted Stock Unit Award Agreement-Non-Employee Directors	8-K	001-14667	10.3	05/17/2019
10.82**	Form of 2021 Performance Stock Unit Agreement - Employee	10-Q	001-14667	10.1	04/29/2021
10.83**	Form of 2021 Performance Stock Unit Agreement - Special Retirement Provisions	10-Q	001-14667	10.2	04/29/2021
10.84**	Form of Value-Driver Retention and Performance Award Agreement and Grant Notice (Bray)	10-Q	001-14667	10.4	10/25/2023
10.85**	Form of Indemnification Agreement with directors and officers	8-K	001-14667	10.1	05/13/2015
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Ernst & Young LLP					X
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Incentive Compensation Clawback Policy (Policy Relating to Recovery of Erroneously Awarded Compensation), adopted October 24, 2023					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
125 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K

Exhibit Number	Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101.)					X
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

Item 16. Form 10-K Summary

None.

Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K 126

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mr. Cooper Group Inc.

By: /s/ Jay Bray
Jay Bray
Chief Executive Officer
February 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bray	February 28, 2024
Jay Bray, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kurt Johnson	February 28, 2024
Kurt Johnson, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Elizabeth Burr	February 28, 2024
Elizabeth Burr, Director

/s/ Roy A. Guthrie	February 28, 2024
Roy A. Guthrie, Director

/s/ Daniela Jorge	February 28, 2024
Daniela Jorge, Director

/s/ Michael D. Malone	February 28, 2024
Michael D. Malone, Director

/s/ Shveta Mujumdar	February 28, 2024
Shveta Mujumdar, Director

/s/ Tagar C. Olson	February 28, 2024
Tagar C. Olson, Director

/s/ Steven D. Scheiwe	February 28, 2024
Steven D. Scheiwe, Director

127 Mr. Cooper Group Inc. - 2023 Annual Report on Form 10-K