Form 10-Q
period 2024-03-31
Mr. Cooper Group Inc.
filed 2024-04-24
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of April 19, 2024 was 64,720,963.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$578	$571
Restricted cash	157	169
Mortgage servicing rights at fair value	9,796	9,090
Advances and other receivables, net of reserves of $144 and $170, respectively	914	996
Mortgage loans held for sale at fair value	1,070	927
Property and equipment, net of accumulated depreciation of $147 and $141, respectively	55	53
Deferred tax assets, net	426	472
Other assets	1,779	1,918
Total assets	$14,775	$14,196

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$4,137	$3,151
Advance, warehouse and MSR facilities, net	4,087	4,302
Payables and other liabilities	1,691	1,995
MSR related liabilities - nonrecourse at fair value	455	466
Total liabilities	10,370	9,914
Commitments and contingencies (Note 15)
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,051	1,087
Retained earnings	4,483	4,302
Treasury shares at cost - 28.5 million and 28.6 million shares, respectively	(1,130)	(1,108)
Total stockholders’ equity	4,405	4,282
Total liabilities and stockholders’ equity	$14,775	$14,196

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Service related, net	$478	$261
Net gain on mortgage loans held for sale	86	69
Total revenues	564	330
Expenses:
Salaries, wages and benefits	159	148
General and administrative	158	113
Total expenses	317	261
Interest income	158	85
Interest expense	(170)	(110)
Other expense, net	(3)	(9)
Total other income (expense), net	(15)	(34)
Income before income tax expense (benefit)	232	35
Less: Income tax expense (benefit)	51	(2)
Net income	$181	$37

Earnings per share
Basic	$2.80	$0.54
Diluted	$2.73	$0.52

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders’ Equity
Balance at January 1, 2023	69,266	$1	$1,104	$3,802	$(850)	$4,057
Shares issued / (surrendered) under incentive compensation plan	870	—	(43)	—	19	(24)
Share-based compensation	—	—	5	—	—	5
Repurchase of common stock	(2,083)	—	—	—	(89)	(89)
Net income	—	—	—	37	—	37
Balance at March 31, 2023	68,053	$1	$1,066	$3,839	$(920)	$3,986

Balance at January 1, 2024	64,599	$1	$1,087	$4,302	$(1,108)	$4,282
Shares issued / (surrendered) under incentive compensation plan	657	—	(44)	—	17	(27)
Share-based compensation	—	—	8	—	—	8
Repurchase of common stock	(537)	—	—	—	(39)	(39)
Net income	—	—	—	181	—	181
Balance at March 31, 2024	64,719	$1	$1,051	$4,483	$(1,130)	$4,405

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$181	$37
Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax expense (benefit)	46	(4)
Net gain on mortgage loans held for sale	(86)	(69)
Provision for servicing and non-servicing reserves	15	9
Fair value changes in mortgage servicing rights	(10)	230
Fair value changes in MSR related liabilities	6	6
Depreciation and amortization for property and equipment and intangible assets	8	9
Loss (gain) on MSR hedging activities	122	(59)
Loss on MSR sales	12	—
Other operating activities	18	30
Sales proceeds and loan payment proceeds for mortgage loans held for sale	3,195	2,931
Mortgage loans originated and purchased for sale, net of fees	(2,942)	(2,760)
Repurchases of loan assets out of Ginnie Mae securitizations	(386)	(222)
Changes in assets and liabilities:
Advances and other receivables	56	76
Other assets	(56)	66
Payables and other liabilities	(151)	(120)
Net cash attributable to operating activities	28	160

Investing Activities
Property and equipment additions, net of disposals	(8)	(5)
Purchase of mortgage servicing rights	(740)	(114)
Proceeds on sale of mortgage servicing rights and excess yield	38	15
Other investing activities	(5)	(3)
Net cash attributable to investing activities	(715)	(107)

Financing Activities
(Decrease) increase in advance, warehouse and MSR facilities	(215)	51
Settlements and repayment of excess spread financing	(17)	(22)
Issuance of unsecured senior notes	1,000	—
Repurchase of common stock	(39)	(89)
Other financing activities	(47)	(28)
Net cash attributable to financing activities	682	(88)
Net decrease in cash, cash equivalents, and restricted cash	(5)	(35)
Cash, cash equivalents, and restricted cash - beginning of period	740	702
Cash, cash equivalents, and restricted cash - end of period(1)	$735	$667

Supplemental Disclosures of Non-cash Investing Activities
Purchase of mortgage servicing rights holdback	$48	$1
Sale of mortgage servicing rights holdback	$2	$—

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$578	$534
Restricted cash	157	133
Total cash, cash equivalents, and restricted cash	$735	$667
See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR COOPER GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, except per share data, or unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc., collectively with its consolidated subsidiaries, (“Mr. Cooper,” the “Company,” “we,” “us” or “our”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper®, Xome® and Rushmore Servicing®. Mr. Cooper is one of the largest home loan servicers and originators in the country focused on delivering a variety of servicing and lending products, services and technologies.

The Company has provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q.

Basis of Presentation
The interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2023.

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

Recent Accounting Guidance Adopted
The Company did not adopt any accounting guidance during the three months ended March 31, 2024 that had a material impact on its condensed consolidated financial statements or disclosures.

2. Acquisitions

Acquisition of Assets
During the second quarter of 2023, the Company acquired certain assets and liabilities of Rushmore Loan Management Services LLC (“Rushmore”) for a total purchase price of $34 (the “Rushmore Transaction”). Assets acquired were recorded in the Servicing segment and primarily included subservicing contracts and related servicing advances and receivables. The Company accounted for the transaction as an asset acquisition in accordance with Accounting Standard Codification Topic 805, Business Combinations (“ASC 805”), whereby the purchase price represents relative fair value of assets and liabilities acquired.

Acquisition of Roosevelt Management Company and Affiliated Companies
In July 2023, the Company acquired all the equity interests of Roosevelt Management Company, LLC (“Roosevelt”), an investment management firm, and its affiliated subsidiaries including Rushmore Loan Management Services LLC and other entities, for a total purchase price of $28 (“Roosevelt Transaction”). The Company accounted for the transaction as a business combination in accordance with ASC 805 using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess of the purchase price over those fair values allocated to goodwill. The Company recorded $4 of intangible assets and $21 of goodwill based on the purchase price allocation. $5 and $16 of the goodwill is assigned to Servicing segment and Corporate/Other segment, respectively. The goodwill will be deductible for tax purposes. The financial results of Rushmore and Roosevelt were included in Servicing segment and Corporate/Other segment, respectively. The Company finalized its allocation of fair value of consideration transferred during the three months ended December 31, 2023.

Acquisition of Home Point Capital Inc.
In May 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) and a mortgage servicing rights purchase and sale agreement (“Purchase Agreement”) with Home Point Capital Inc. (“Home Point”), a Delaware corporation. Per the Merger Agreement, the Company agreed to commence a tender offer to acquire all of the outstanding shares of common stock of Home Point, other than certain excluded shares. The Home Point transactions closed in the third quarter of 2023 for total consideration of approximately $658. The Purchase Agreement was a bulk purchase of a portion of Home Point’s mortgage servicing rights (“MSR”) portfolio for $335. The Merger Agreement was the tender offer to acquire outstanding shares of common stock of Home Point, which included the benefit of the cash paid in the bulk purchase of Home Point’s MSR portfolio. The net consideration paid for the two transactions was $323, or $2.33 per share.

The Company accounted for the two transactions as one business combination (“Home Point Acquisition”) in accordance with ASC 805 using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company acquired $1.2 billion MSR and assumed an unsecured senior note with a principal balance of $500, among other acquired net assets. During the third quarter of 2023, the Company recorded a preliminary bargain purchase gain of $96 in “other income (expense), net” within the condensed consolidated statements of operations and reported under Corporate/Other segment, which represents the excess of the estimated fair value of net assets acquired over the consideration transferred. The purchase price allocation is subject to change as the Company obtains additional information and finalizes its review during the measurement period (up to one year from the acquisition date). The primary area of the preliminary allocation of fair value of consideration transferred that is not yet finalized is related to potential tax adjustments. The Company believes it was able to negotiate a bargain purchase price due to seller’s operational challenges from significant market volatility, as well as the seller’s desire to exit the business in an expedited manner.

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s MSR and the related liabilities. In estimating the fair value of all mortgage servicing rights and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	March 31, 2024	December 31, 2023
MSRs - fair value	$9,796	$9,090

Excess spread financing at fair value	$420	$437
Mortgage servicing rights financing at fair value	35	29
MSR related liabilities - nonrecourse at fair value	$455	$466

Mortgage Servicing Rights
The following table sets forth the activities of MSRs:

	Three Months Ended March 31,
MSRs - Fair Value	2024	2023
Fair value - beginning of period	$9,090	$6,654
Additions:
Servicing retained from mortgage loans sold	64	54
Purchases and acquisitions of servicing rights	663	102
Dispositions:
Sales of servicing assets and excess yield	(42)	(15)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	189	(105)
Changes in valuation due to amortization	(179)	(125)
Other changes(1)	11	1
Fair value - end of period	$9,796	$6,566

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

During the three months ended March 31, 2024 and 2023, the Company sold $3,144 and $1,256 in unpaid principal balance (“UPB”) of MSRs, of which $3,003 and $271 were retained by the Company as subservicer, respectively.

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

The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	March 31, 2024		December 31, 2023
MSRs - UPB and Fair Value Breakdown by Investor Pools	UPB	Fair Value	UPB	Fair Value
Agency	$604,112	$9,463	$561,656	$8,774
Non-agency	26,621	333	26,286	316
Total	$630,733	$9,796	$587,942	$9,090

Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Option Adjusted Spread		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2024
Mortgage servicing rights	$(362)	$(697)	$(220)	$(427)	$(83)	$(167)

December 31, 2023
Mortgage servicing rights	$(368)	$(706)	$(219)	$(425)	$(89)	$(178)

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

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $420 and $437, with UPB of $72,397 and $74,219 as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Option Adjusted Spread		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2024
Excess spread financing	$15	$31	$10	$19

December 31, 2023
Excess spread financing	$16	$32	$10	$20

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $35 and $29 as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 2, Significant Accounting Policies, for further discussion on MSR financing, and Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Revenues - Service Related, net
The following table sets forth the items comprising total “revenues - service related, net”:

	Three Months Ended March 31,
Revenues - Service Related, net	2024	2023
Contractually specified servicing fees(1)	$514	$384
Other service-related income(1)	22	14
Incentive and modification income(1)	18	6
Servicing late fees(1)	30	21
Mark-to-market adjustments - Servicing
MSR MTM	189	(105)
(Loss) gain on MSR hedging activities	(122)	59
Loss on MSR sales	(12)	—
Reclassifications(2)	(6)	(9)
Excess spread / MSR financing MTM	(6)	(6)
Total mark-to-market adjustments - Servicing	43	(61)
Amortization, net of accretion
MSR amortization	(179)	(125)
Excess spread accretion	9	10
Total amortization, net of accretion	(170)	(115)
Originations service fees(3)	16	11
Corporate/Xome related service fees	22	19
Other(4)	(17)	(18)
Total revenues - Service Related, net	$478	$261

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues. Amounts also include servicing fees from loans sold with servicing retained of $185 and $177 for the three months ended March 31, 2024 and 2023, respectively.
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

4. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	March 31, 2024	December 31, 2023
Servicing advances, net of $12 and $13 purchase discount	$998	$1,065
Receivables from agencies, investors and prior servicers, net of zero and $6 purchase discount	60	101
Reserves	(144)	(170)
Total advances and other receivables, net	$914	$996

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended March 31,
Reserves for Advances and Other Receivables	2024	2023
Balance - beginning of period	$170	$137
Provision(1)	15	9
Reclassifications(2)	9	7
Write-offs(3)	(50)	(5)
Balance - end of period	$144	$148

(1)The Company recorded a provision of $6 and $9 through the MTM adjustments in “revenues - service related, net” in the consolidated statements of operations during the three months ended March 31, 2024 and 2023, respectively.
(2)Reclassifications represent required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.
(3)Write-offs represent fully reserved items which have been processed in the normal course of business.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended March 31,
	2024		2023
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$13	$6	$12	$7
Utilization of purchase discounts	(1)	(6)	(3)	—
Balance - end of period	$12	$—	$9	$7

Credit Loss for Advances and Other Receivables
The following table sets forth the activities of the CECL allowance for advances and other receivables:

	Three Months Ended March 31,
CECL Allowance for Advances and Other Receivables	2024	2023
Balance - beginning of period	$35	$36
Provision	1	2
Write-offs(1)	(19)	—
Balance - end of period(2)	$17	$38

(1)Write-offs represent fully reserved items which have been processed in the normal course of business.
(2)As of March 31, 2024, $17 was recorded in reserves. As of March 31, 2023, $31 and $7 were recorded in reserves and purchase discount for advances and other receivables, respectively.

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

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	March 31, 2024	December 31, 2023
Mortgage loans held for sale – UPB	$1,071	$924
Mark-to-market adjustment(1)	(1)	3
Total mortgage loans held for sale	$1,070	$927

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in “revenues - net gain on mortgage loans held for sale” in the condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Three Months Ended March 31,
Mortgage Loans Held for Sale	2024	2023
Balance - beginning of period	$927	$893
Loans sold (at carrying value) and loan payments received	(3,186)	(2,940)
Mortgage loans originated and purchased, net of fees	2,942	2,760
Repurchase of loans out of Ginnie Mae securitizations(1)	386	222
Net change in unrealized gain on retained loans held for sale	3	9
Net transfers of mortgage loans held for sale(2)	(2)	(7)
Balance - end of period	$1,070	$937

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

For the three months ended March 31, 2024 and 2023, the Company recorded a total realized gain of $9 and loss of $9 from total sales proceeds of $3,162 and $2,931, respectively, on the sale of mortgage loans held for sale.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	March 31, 2024		December 31, 2023
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$38	$31	$42	$36

(1)Non-accrual UPB includes $31 and $35 of UPB related to Ginnie Mae repurchased loans as of March 31, 2024 and December 31, 2023, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $29 and $30 as of March 31, 2024 and December 31, 2023, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Loans are sold to Ginnie Mae in conjunction with the issuance of mortgage-backed securities. The Company, as the issuer of the mortgage-backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $856 and $966 as of March 31, 2024 and December 31, 2023, respectively, which are included in both “other assets” and “payables and other liabilities” in the condensed consolidated balance sheets.

7. Goodwill and Intangible Assets

The Company had goodwill of $141 as of March 31, 2024 and December 31, 2023, and intangible assets of $26 and $28 as of March 31, 2024 and December 31, 2023, respectively. Goodwill and intangible assets are included in “other assets” within the condensed consolidated balance sheets.

8. Derivative Financial Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to interest rate risks related to mortgage loans held for sale and IRLCs (“the pipeline”) and the MSR portfolio. The Company economically hedges the pipeline separately from the MSR portfolio primarily using third-party derivative instruments. Such derivative instruments utilized by the Company include IRLCs, LPCs, forward MBS and Treasury futures. The changes in value on the derivative instruments associated with pipeline hedging are recorded in earnings as a component of “revenues - net gain on mortgage loans held for sale” on the condensed consolidated statements of operations and condensed consolidated statement of cash flows, while changes in the value of derivative instruments associated with the MSR portfolio fair value are recorded in “revenues - service related, net” on the condensed consolidated statements of operations and in “loss (gain) on MSR hedging activities” on the condensed consolidated statements of cash flows.

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses) for the derivative financial instruments. Gains/(losses) include both realized and unrealized gains/(losses) of each derivative financial instrument.

		March 31, 2024		Three Months Ended March 31, 2024
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gain/(Loss)
Assets
Mortgage loans held for sale
Loan sale commitments	2024	$399	$15	$4
Derivative financial instruments
IRLCs	2024	$765	$27	$6
LPCs	2024	244	1	(1)
Forward MBS trades	2024	1,801	9	(2)
Treasury futures	2024	2,969	18	(95)
Total derivative financial instruments - assets		$5,779	$55	$(92)
Liabilities
Derivative financial instruments
IRLCs	2024	$2	$—	$—
LPCs	2024	91	—	—
Forward MBS trades	2024	3,930	10	(28)
Treasury futures	2024	343	1	—
Total derivative financial instruments - liabilities		$4,366	$11	$(28)

		March 31, 2023		Three Months Ended March 31, 2023
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gain/(Loss)
Assets
Mortgage loans held for sale
Loan sale commitments	2023	$399	$12	$2
Derivative financial instruments
IRLCs	2023	$940	$33	$11
LPCs	2023	484	3	2
Forward MBS trades	2023	1,056	18	35
Treasury futures	2023	2,445	71	71
Total derivative financial instruments - assets		$4,925	$125	$119
Liabilities
Derivative financial instruments
IRLCs	2023	$25	$—	$—
LPCs	2023	85	—	1
Forward MBS trades	2023	1,439	10	(47)
Treasury futures	2023	193	1	(23)
Total derivative financial instruments - liabilities		$1,742	$11	$(69)

As of March 31, 2024, the Company held $68 and $5 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2023 the Company held $8 and $56 in collateral deposits and collateral obligations on derivative instruments, respectively. Collateral deposits and collateral obligations are recorded in “other assets” and “payables and other liabilities,” respectively, in the Company’s condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

9. Indebtedness

Advance, Warehouse and MSR Facilities

				March 31, 2024		December 31, 2023
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$350 advance facility	Oct 2024	Servicing advance receivables	$350	$122	$158	$132	$169
$300 advance facility	Sep 2025	Servicing advance receivables	300	271	305	250	326
$250 advance facility(1)	Nov 2024	Servicing advance receivables	250	230	313	273	364
$50 advance facility(2)	Dec 2024	Servicing advance receivables	50	27	49	27	49
Advance facilities principal amount				650	825	682	908

Warehouse Facilities
$1,500 warehouse facility	Jun 2024	Mortgage loans or MBS	1,500	141	141	107	104
$750 warehouse facility	Jun 2024	Mortgage loans or MBS	750	138	175	137	176
$750 warehouse facility	Oct 2024	Mortgage loans or MBS	750	172	190	155	166
$500 warehouse facility	Jun 2024	Mortgage loans or MBS	500	54	58	72	78
$350 warehouse facility	Aug 2024	Mortgage loans or MBS	350	138	141	73	75
$250 warehouse facility(3)	Sep 2025	Mortgage loans or MBS	250	177	203	158	177
$200 warehouse facility	Dec 2024	Mortgage loans or MBS	200	10	10	82	84
$200 warehouse facility	Jan 2025	Mortgage loans or MBS	200	11	21	12	21
$100 warehouse facility	Jul 2024	Mortgage loans or MBS	100	52	61	25	33
$100 warehouse facility	Apr 2025	Mortgage loans or MBS	100	—	—	—	—
$100 warehouse facility (2)	Dec 2024	Mortgage loans or MBS	100	65	65	1	1
$1 warehouse facility	Dec 2024	Mortgage loans or MBS	1	—	—	—	—
Warehouse facilities principal amount				958	1,065	822	915

MSR Facilities
$1,500 warehouse facility(4)	Apr 2026	MSR	1,500	800	2,571	980	1,455
$1,500 warehouse facility(1)	Nov 2024	MSR	1,500	250	2,334	300	2,164
$950 warehouse facility(3)	Sep 2025	MSR	950	585	1,633	545	1,306
$500 warehouse facility	Jun 2025	MSR	500	335	724	405	655
$500 warehouse facility	Apr 2026	MSR	500	250	788	305	634
$500 warehouse facility	Jun 2025	MSR	500	250	753	250	677
$50 warehouse facility	Nov 2024	MSR	50	25	68	29	67
MSR facilities principal amount				2,495	8,871	2,814	6,958

Advance, warehouse and MSR facilities principal amount				4,103	$10,761	4,318	$8,781
Unamortized debt issuance costs				(16)		(16)
Advance, warehouse and MSR facilities, net				$4,087		$4,302

(1)Total capacity for this facility is $1,750, of which $250 is internally allocated for advance financing and $1,500 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations.
(2)Total capacity for this facility is $100, of which $50 is a sublimit for advance financing.
(3)The capacity amount for this facility increased from $1,000 to $1,200 during the three months ended March 31, 2024. $950 of the $1,200 is a sublimit for MSR financing.
(4)The capacity increased in April 2024 to $1,750.

The weighted average interest rate for advance facilities was 7.8% and 7.2% for the three months ended March 31, 2024 and 2023, respectively. The weighted average interest rate for warehouse and MSR facilities was 7.9% and 7.0% for the three months ended March 31, 2024 and 2023, respectively.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	March 31, 2024	December 31, 2023
$1,000 face value, 7.125% interest rate payable semi-annually, due February 2032(1)	$1,000	$—
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	850	850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
$550 face value, 5.000% interest rate payable semi-annually, due February 2026	500	500
Unsecured senior notes principal amount	4,200	3,200
Purchase discount and unamortized debt issuance costs	(63)	(49)
Unsecured senior notes, net	$4,137	$3,151

(1)In February 2024, the Company completed the offering of $1,000 unsecured senior notes due 2032 (the “2032 notes”) and used the net proceeds from the offering to repay a portion of the amounts outstanding on its MSR facilities.

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

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the three months ended March 31, 2024 and 2023.

As of March 31, 2024, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2024 through 2025	$—
2026	500
2027	600
2028	850
Thereafter	2,250
Total unsecured senior notes principal amount	$4,200

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at Nationstar Mortgage LLC, the Company’s primary operating subsidiary, and Rushmore Loan Management Services LLC. The Company was in compliance with its required financial covenants as of March 31, 2024.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	March 31, 2024	December 31, 2023
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$105	$111
Advances and other receivables, net	463	495
Total assets	$568	$606

Liabilities
Advance facilities, net(1)	$391	$382
Payables and other liabilities	2	1
Total liabilities	$393	$383

(1)Refer to advance facilities in Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	March 31, 2024	December 31, 2023
Total collateral balances - UPB	$859	$881
Total certificate balances	$830	$849

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2024 and December 31, 2023. Therefore, it does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	March 31, 2024	December 31, 2023
Unconsolidated securitization trusts	$88	$91

11. Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the sum of the weighted average number of shares of common stock and any dilutive securities outstanding during the period. The Company’s potentially dilutive securities are share-based awards. The Company applies the treasury stock method to determine the dilutive weighted average number of shares of common stock outstanding based on the outstanding share-based awards. As of March 31, 2024 and December 31, 2023, the Company had 10 million preferred shares authorized at par value of $0.00001 per share, with zero shares issued and outstanding and aggregate liquidation preference of zero dollars.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Three Months Ended March 31,
Computation of Earnings Per Share	2024	2023
Net income	$181	$37

Weighted average shares of common stock outstanding (in thousands):
Basic	64,629	69,008
Dilutive effect of stock awards	1,638	1,471
Diluted	66,267	70,479

Earnings per common share
Basic	$2.80	$0.54
Diluted	$2.73	$0.52

12. Income Taxes

For the three months ended March 31, 2024 and 2023, the effective tax rate for operations was 21.9% and (5.6)%, respectively. The effective tax rates differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation.

The effective tax rate increased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from share-based compensation.

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

There have been no significant changes to the valuation techniques and inputs used by the Company in estimating fair values of Level 2 and Level 3 assets and liabilities as disclosed in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2023.

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$1,070	$—	$988	$82
Mortgage servicing rights	9,796	—	—	9,796
Equity investments	9	1	—	8
Derivative financial instruments
IRLCs	27	—	—	27
LPCs	1	—	—	1
Forward MBS trades	9	—	9	—
Treasury Futures	18	—	18	—

Liabilities
Derivative financial instruments
Forward MBS trades	10	—	10	—
Treasury futures	1	—	1	—
Mortgage servicing rights financing	35	—	—	35
Excess spread financing	420	—	—	420

	December 31, 2023
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale	$927	$—	$846	$81
Mortgage servicing rights	9,090	—	—	9,090
Equity investments	9	1	—	8
Derivative financial instruments
Treasury futures	113	—	113	—
IRLCs	21	—	—	21
Forward MBS trades	22	—	22	—
LPCs	3	—	—	3

Liabilities
Derivative financial instruments
Forward MBS trades	9	—	9	—
Mortgage servicing rights financing	29	—	—	29
Excess spread financing	437	—	—	437

The tables below present a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2024
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$9,090	$81	$8	$21	$437	$29
Changes in fair value included in earnings	10	(2)	—	6	—	6
Purchases/additions(1)	663	28	—	—	—	—
Issuances	64	—	—	—	—	—
Sales/dispositions(2)	(42)	(22)	—	—	—	—
Repayments	—	(2)	—	—	—	—
Settlements	—	—	—	—	(17)	—
Other changes	11	(1)	—	—	—	—
Balance - end of period	$9,796	$82	$8	$27	$420	$35

	Three Months Ended March 31, 2023
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$6,654	$74	$45	$22	$509	$19
Changes in fair value included in earnings	(230)	1	(3)	11	4	2
Purchases/additions(1)	102	28	—	—	—	—
Issuances	54	—	—	—	—	—
Sales/dispositions(2)	(15)	(31)	—	—	—	—
Repayments	—	(1)	—	—	(4)	—
Settlements	—	—	—	—	(18)	—
Other changes	1	—	—	—	—	—
Balance - end of period	$6,566	$71	$42	$33	$491	$21

(1)Additions for mortgages loans held for sale include loans that are purchased or transferred in.
(2)Dispositions for mortgage loans held for sales include loans that are sold or transferred out.

The Company had immaterial LPCs assets and liabilities as of March 31, 2024 and 2023. No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the three months ended March 31, 2024 and 2023.

The table below presents the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

	March 31, 2024			December 31, 2023
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSRs(1)
Option adjusted spread(2)	6.9%	12.3%	7.9%	6.9%	12.3%	8.0%
Prepayment speed	7.0%	9.0%	7.5%	6.8%	9.3%	7.5%
Cost to service per loan(3)	$54	$141	$73	$56	$160	$80
Average life(4)			7.9 years			7.9 years

Mortgage loans held for sale
Market pricing	45.0%	102.8%	79.0%	45.0%	103.4%	81.1%

IRLCs
Value of servicing (reflected as a percentage of loan commitment)	1.0%	3.4%	1.8%	1.1%	3.5%	1.9%

Excess spread financing(1)
Option adjusted spread(2)	7.0%	12.3%	8.8%	7.0%	12.3%	8.8%
Prepayment speed	7.3%	9.5%	8.5%	7.7%	9.1%	8.4%
Average life(4)			6.7 years			6.7 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	6.9%	9.3%	8.2%	6.6%	9.2%	7.6%
Annual advance recovery rates	15.3%	16.7%	16.3%	12.2%	14.8%	13.0%

(1)The inputs are weighted by investor.
(2)OAS represents incremental spread above a risk-free rate (one-month SOFR), which is an observable input.
(3)Presented in whole dollar amounts.
(4)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	March 31, 2024
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$578	$578	$—	$—
Restricted cash	157	157	—	—
Advances and other receivables, net	914	—	—	914
Loans subject to repurchase from Ginnie Mae	856	—	856	—
Financial liabilities
Unsecured senior notes, net	4,137	—	4,033	—
Advance, warehouse and MSR facilities, net	4,087	—	4,103	—
Liability for loans subject to repurchase from Ginnie Mae	856	—	856	—

	December 31, 2023
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$571	$571	$—	$—
Restricted cash	169	169	—	—
Advances and other receivables, net	996	—	—	996
Loans subject to repurchase from Ginnie Mae	966	—	966	—
Financial liabilities
Unsecured senior notes, net	3,151	—	3,056	—
Advance, warehouse and MSR facilities, net	4,302	—	4,318	—
Liability for loans subject to repurchase from Ginnie Mae	966	—	966	—

14. Capital Requirements

Fannie Mae, Freddie Mac, Ginnie Mae and certain private label mortgage investors require the Company to maintain minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s primary operating subsidiary, Nationstar Mortgage LLC, as well as Rushmore Loan Management Services LLC, which was acquired during the third quarter of 2023 in connection with the Roosevelt Transaction. As of March 31, 2024, the Company was in compliance with its selling and servicing capital requirements.

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

On November 3, 2023, a putative class action lawsuit was filed against the Company, captioned Cabezas v. Mr. Cooper Group, Inc., No. 23-cv-02453 (“Cabezas”), in the United States District Court for the Northern District of Texas, by plaintiff Jennifer Cabezas purportedly on behalf of a class consisting of those persons impacted by the cybersecurity incident that occurred on October 31, 2023. The class action complaint alleges claims for negligence, negligence per se, breach of express contract, breach of implied contract, invasion of privacy, unjust enrichment, breach of confidence, and breach of fiduciary duty based upon allegations that the Company did not employ reasonable and adequate security measures to protect customer personal information accessed in the cybersecurity incident. The Cabezas complaint seeks damages, declaratory and injunctive relief, and an award of costs, attorney fees and expenses, among other relief. Between November 2023 and January 31, 2024, 25 additional putative class actions were filed against the Company asserting substantially similar claims and allegations as those asserted in the Cabezas action. The Cabezas court consolidated all 25 cases with the Cabezas action, and administratively closed the 25 separate matters. On February 7, 2024, a putative class action lawsuit was filed against the Company, captioned Randles v. Mr. Cooper Group, Inc. (“Randles”), in the United States District Court for the Eastern District of California, purportedly on behalf of persons residing in California who were impacted by the cybersecurity incident. The Randles complaint alleges one claim under the California Consumer Privacy Act, and seeks damages, declaratory and injunctive relief, and an award of litigation expenses and attorneys’ fees. The Company has moved to transfer venue of the Randles action to the same court where the Cabezas action is pending, so the cases can be consolidated.

The Company will continue to monitor legal matters for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expenses for the Company include legal settlements and the fees paid to external legal service providers and are included in general and administrative expenses on the condensed consolidated statements of operations. The Company recorded legal-related expenses, net of recoveries, which includes legal settlements and fees paid to external legal service providers, of $12 and $9 during the three months ended March 31, 2024 and 2023, respectively, which are included in “expenses - general and administrative” on the condensed consolidated statements of operations. Management currently believes the aggregate range of reasonably possible loss is $1 to $3 in excess of the accrued liability (if any) related to those matters as of March 31, 2024. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate.

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. As of March 31, 2024, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

As a seller of mortgage loans to Agencies and other third parties, the Company may be required to indemnify or repurchase mortgage loans that fail to meet certain customary representations and warranties made in conjunction with sales of mortgage loans. The repurchase reserve liability related to such customary representations and warranties was $76 and $79 as of March 31, 2024 and December 31, 2023, respectively, which are included in “payables and other liabilities” within the condensed consolidated balance sheets.

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

Servicing: This segment performs operational activities on behalf of investors or owners of the underlying mortgages and mortgage servicing rights, including collecting and disbursing borrower payments, investor reporting, customer service, modifying loans where appropriate to help borrowers stay current, and when necessary performing collections, foreclosures, and the sale of REO. In the third quarter of 2023, we expanded our special servicing and subservicing offerings with the acquisition of Rushmore Loan Management Services LLC.

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

The following tables present financial information by segment:

	Three Months Ended March 31, 2024
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$440	$16	$22	$478
Net gain on mortgage loans held for sale	10	76	—	86
Total revenues	450	92	22	564
Total expenses	185	62	70	317
Interest income	146	12	—	158
Interest expense	(98)	(10)	(62)	(170)
Other expenses, net	—	—	(3)	(3)
Total other income (expenses), net	48	2	(65)	(15)
Income (loss) before income tax expense (benefit)	$313	$32	$(113)	$232
Depreciation and amortization for property and equipment and intangible assets	$3	$1	$4	$8
Total assets	$12,187	$973	$1,615	$14,775

	Three Months Ended March 31, 2023
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$231	$11	$19	$261
Net gain on mortgage loans held for sale	—	69	—	69
Total revenues	231	80	19	330
Total expenses	153	56	52	261
Interest income	79	6	—	85
Interest expense	(63)	(7)	(40)	(110)
Other expenses, net	—	—	(9)	(9)
Total other income (expenses), net	16	(1)	(49)	(34)
Income (loss) before income tax expense (benefit)	$94	$23	$(82)	$35
Depreciation and amortization for property and equipment and intangible assets	$2	$2	$5	$9
Total assets	$10,050	$760	$1,847	$12,657

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

All of these factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements, or our objectives and plans will be achieved. Please refer to Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023 for further information on these and other risk factors affecting us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion contains, in addition to the historical information, forward-looking statements that include risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated by such statements.

Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

We have provided a glossary of terms, which defines certain industry-specific and other terms that are used herein, at the end of the MD&A section.

Overview

We are a leading residential mortgage servicer and originator of residential mortgage loans. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers (our customers) manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio UPB from $10 billion in 2006 to $1.1 trillion as of March 31, 2024. We believe this track record reflects our strong operating capabilities, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

Our strategy is to position the Company for sustained growth, deliver a world-class customer experience, increase our return on tangible equity into the high teens, and act as a trusted partner for our key stakeholders. Key strategic initiatives include the following:

•Strengthen our balance sheet by building capital and liquidity, and managing interest rate and other forms of risk;
•Improve efficiency by driving continuous improvement in unit costs for Servicing and Originations segments, as well as by taking corporate actions to eliminate costs throughout the organization;
•Sustain industry leading refinance recapture rates and grow our purchase recapture rate to a target of at least 25%;
•Delight our customers and keep Mr. Cooper a great place for our team members to work;
•Reinvent the customer experience by acting as the customer’s advocate and by harnessing technology to deliver digital solutions that are personalized and friction-less;
•Use our patented Pyro mortgage-centric AI platform to transform mortgage servicing for the benefit of our customers, clients, team members, and investors;
•Sustain the talent of our people and the culture of our organization; and
•Maintain strong relationships with agencies, investors, regulators, and other counterparties and a strong reputation for compliance and customer service.

Anticipated Trends

In the first quarter of 2024, our Servicing segment generated income before income tax expense of $313, and our servicing portfolio grew to $1.1 trillion, exceeding our strategic target of $1 trillion in UPB. We expect to board approximately $100 billion of UPB in the second quarter of 2024 split between MSRs and subservicing. Additionally, we expect growth conditions to remain favorable, particularly for bulk MSR purchases.

In the first quarter of 2024, our Originations segment generated income before income tax expense of $32 on funded volume of $2,878. We expect the Originations segment to operate at higher levels of profitability during the second quarter of 2024 and we expect our DTC channel to benefit from the growth in our servicing portfolio.

While the recent inflation rate increase appears to have subsided, inflationary pressures may limit a borrower’s disposable income, which can decrease a borrowers’ ability to enter into mortgage transactions. Inflationary pressures may also increase our operating costs. However, historically changes in interest rates have a greater impact on our financial results than changes in inflation. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or extent as the inflation rate.

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended March 31,
	2024	2023	Change
Revenues - operational(1)	$521	$391	$130
Revenues - mark-to-market	43	(61)	104
Total revenues	564	330	234
Total expenses	317	261	56
Total other (expense), net	(15)	(34)	19
Income before income tax expense (benefit)	232	35	197
Less: Income tax expense (benefit)	51	(2)	53
Net income	$181	$37	$144

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

Income before income tax expense (benefit) increased during the three months ended March 31, 2024, as compared to 2023 primarily due to an increase in total revenues partially offset by an increase in total expenses. Revenues increased in 2024 primarily due to an increase in the servicing portfolio and an increase in mortgage rates during the first quarter of 2024, which resulted in a commensurate increase in the MTM revenues primarily related to MSR fair value. Total expenses increased in 2024 due to an increase in general and administrative costs, driven by growth in our MSR servicing portfolio. Total other expenses, net decreased in 2024, as compared to 2023 primarily due to higher interest income attributable to higher interest rates, which was partially offset by an increase in interest expense as a result of the issuance of the 2032 unsecured senior notes in February 2024.

The effective tax rate during the three months ended March 31, 2024, was 21.9% as compared to (5.6)% in 2023. The change in effective rate is primarily attributable to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from share-based compensation.

Segment Results

Our operations are primarily conducted through two segments: Servicing and Originations.

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

Table 2. Servicer Ratings

	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	January/February 2024	May 2023	January 2024

Residential	RPS2	SQ2-	Above Average
Master Servicer	RMS2+	SQ2+	Above Average
Special Servicer	RSS2	SQ2-	Above Average
Subprime Servicer	RPS2	SQ2-	Above Average
Rushmore Special	RSS2	SQ3+	Above Average

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended March 31,
	2024		2023		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$577	22	$407	19	$170	3
Amortization, net of accretion	(170)	(7)	(115)	(5)	(55)	(2)
Mark-to-market adjustments - Servicing	43	2	(61)	(3)	104	5
Total revenues	450	17	231	11	219	6
Expenses
Salaries, wages and benefits	85	3	82	4	3	(1)
General and administrative
Servicing support fees	28	1	16	1	12	—
Corporate and other general and administrative expenses	62	3	42	2	20	1
Foreclosure and other liquidation related expenses, net	7	—	11	—	(4)	—
Depreciation and amortization	3	—	2	—	1	—
Total general and administrative expenses	100	4	71	3	29	1
Total expenses	185	7	153	7	32	—
Other income (expense)
Interest income	146	6	79	4	67	2

Advance interest expense	(16)	(1)	(14)	(1)	(2)	—
Other interest expense	(82)	(3)	(49)	(2)	(33)	(1)
Interest expense	(98)	(4)	(63)	(3)	(35)	(1)
Total other income, net	48	2	16	1	32	1
Income before income tax expense	$313	12	$94	5	$219	7

Weighted average cost - advance and MSR facilities	8.1%		7.4%		0.7%
Weighted average cost - excess spread financing	8.7%		8.7%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 4. Servicing - Revenues

	Three Months Ended March 31,
	2024		2023		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$449	17	$327	15	$122	2
Modification fees	7	—	3	—	4	—
Late payment fees	20	1	16	1	4	—
Other ancillary revenues	20	1	7	—	13	1
Total MSR operational revenue	496	19	353	16	143	3
Subservicing-related revenue	98	3	72	3	26	—
Total servicing fee revenue	594	22	425	19	169	3
MSR financing liability costs	(8)	—	(8)	—	—	—
Excess spread payments and portfolio runoff	(9)	—	(10)	—	1	—
Total operational revenue	577	22	407	19	170	3
Amortization, Net of Accretion
MSR amortization	(179)	(7)	(125)	(5)	(54)	(2)
Excess spread accretion	9	—	10	—	(1)	—
Total amortization, net of accretion	(170)	(7)	(115)	(5)	(55)	(2)
Mark-to-Market Adjustments - Servicing
MSR MTM	189	7	(105)	(5)	294	12
(Loss) gain on MSR hedging activities	(122)	(5)	59	2	(181)	(7)
Loss on MSR sales	(12)	—	—	—	(12)	—
Reclassifications(2)	(6)	—	(9)	—	3	—
Excess spread / financing MTM	(6)	—	(6)	—	—	—
Total MTM - Servicing	43	2	(61)	(3)	104	5
Total revenues - Servicing	$450	17	$231	11	$219	6

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

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - MSR operational revenue and MSR amortization increased during the three months ended March 31, 2024, as compared to 2023, primarily due to a larger average MSR portfolio in 2024.

The change in MSR MTM during the three months ended March 31, 2024, as compared to 2023, was primarily driven by an increase in mortgage interest rates and an increase in the MSR portfolio in 2024, which resulted in an increase in the fair value of the MSR. The change in (Loss) gain on MSR hedging activities during the three months ended March 31, 2024, compared to 2023, was primarily due to an increase in mortgage interest rates and a larger average MSR portfolio in 2024.

Subservicing - Subservicing-related revenue increased during the three months ended March 31, 2024, as compared to 2023, primarily driven by a larger average subservicing portfolio due to boarding of a large new subservicing client in 2024.

Servicing Segment Expenses
Total expenses increased during the three months ended March 31, 2024, as compared to 2023, primarily driven by an increase in corporate and other general and administrative expenses due to higher corporate allocations driven by increased headcount attributable to the acquisition of Rushmore in 2023, and an increase servicing support fees primarily due to a larger average MSR portfolio in 2024.

Servicing Segment Other Income, net
Total other income, net increased during the three months ended March 31, 2024, as compared to 2023, primarily due to higher interest income attributable to higher interest rates, partially offset by higher interest expense from MSR and advance financing.

Table 5. Servicing Portfolio - Unpaid Principal Balances

					Three Months Ended March 31,
					2024	2023
Average UPB
MSRs					$607,539	$412,777
Subservicing and other(1)					460,160	447,841
Total average UPB					$1,067,699	$860,618

	March 31, 2024			March 31, 2023
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs
Agency	$604,112	$9,463	157	$382,368	$6,258	164
Non-agency	26,621	333	125	30,070	308	102
Total MSRs	630,733	9,796	155	412,438	6,566	159

Subservicing and other(1)
Agency	457,344	N/A		419,399	N/A
Non-agency	48,112	N/A		20,712	N/A
Total subservicing and other	505,456	N/A		440,111	N/A

Total ending balance	$1,136,189	$9,796		$852,549	$6,566

MSRs UPB Encumbrance					March 31, 2024	March 31, 2023
MSRs - unencumbered					$558,268	$331,323
MSRs - encumbered(2)					72,465	81,115
MSRs UPB					$630,733	$412,438

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)Encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

The following tables provide a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$587,942	$403,778	$991,720	$411,382	$459,053	$870,435
Additions:
Originations	2,835	—	2,835	2,731	—	2,731
Acquisitions / Increase in subservicing(1)	54,203	112,412	166,615	8,316	20,826	29,142
Deductions:
Dispositions / Decrease in subservicing(2)	(3,144)	(2,927)	(6,071)	(1,256)	(31,951)	(33,207)
Principal reductions and other	(5,412)	(2,589)	(8,001)	(4,086)	(3,846)	(7,932)
Voluntary reductions(3)	(5,337)	(5,038)	(10,375)	(4,270)	(3,802)	(8,072)
Involuntary reductions(4)	(330)	(180)	(510)	(338)	(169)	(507)
Net changes in loans serviced by others	(24)	—	(24)	(41)	—	(41)
Balance - end of period	$630,733	$505,456	$1,136,189	$412,438	$440,111	$852,549

(1)Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.
(2)Amount for MSR UPB includes transfers to Subservicing and other for MSRs sold with subservicing rights retained.
(3)Voluntary reductions are related to loan payoffs by customers.
(4)Involuntary reductions refer to loan chargeoffs.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio

	March 31, 2024	March 31, 2023
Loan count	5,116,552	4,078,443
Average loan amount(1)	$221,605	$209,042
Average coupon - agency	4.0%	3.6%
Average coupon - non-agency	4.9%	4.7%
60+ delinquent (% of loans)(2)	1.6%	2.4%
90+ delinquent (% of loans)(2)	1.3%	2.1%
120+ delinquent (% of loans)(2)	1.2%	1.9%

	Three Months Ended March 31,
	2024	2023
Total prepayment speed (12-month constant prepayment rate)	4.7%	4.1%

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

Table 8. Loan Modifications and Workout Units

	Three Months Ended March 31,
	2024	2023	Change
Modifications(1)	7,190	5,264	1,926
Workouts(2)	17,270	11,089	6,181
Total modifications and workout units	24,460	16,353	8,107

(1)Modifications consist of agency programs designed to adjust the terms of the loan (e.g., reduced interest rates).
(2)Workouts consist of other loss mitigation options designed to assist borrowers and keep them in their homes, but do not adjust the terms of the loan.

Both modifications and workouts increased during the three months ended March 31, 2024, as compared to 2023, primarily due to the continued expansion of loss mitigation programs offered by FNMA, FHLMC, and FHA, which increased borrower eligibility and resulted in an increase in successful modifications and workouts.

Servicing Portfolio and Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Three Months Ended March 31,
	2024	2023
Fair value - beginning of period	$9,090	$6,654
Additions:
Servicing retained from mortgage loans sold	64	54
Purchases and acquisitions of servicing rights	663	102
Dispositions:
Sales of servicing assets and excess yield	(42)	(15)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR MTM):
Agency	171	(86)
Non-agency	18	(19)
Changes in valuation due to amortization:
Scheduled principal payments	(85)	(50)
Prepayments
Voluntary prepayments
Agency	(86)	(67)
Non-agency	(3)	(3)
Involuntary prepayments
Agency	(5)	(5)
Non-agency	—	—
Other changes(1)	11	1
Fair value - end of period	$9,796	$6,566

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of March 31, 2024 and December 31, 2023.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to prepayment speeds and option-adjusted spread levels. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of March 31, 2024 and December 31, 2023.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended March 31,
	2024	2023
Fair value - beginning of period	$437	$509
Additions:
New financings	—	—
Deductions:
Repayments	—	(4)
Settlements	(17)	(18)
Changes in fair value:
Agency	—	4
Non-agency	—	—
Fair value - end of period	$420	$491

Originations Segment

The strategy of our Originations segment is to originate or acquire new MSRs for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain or recapture our existing customers by providing them with attractive refinance and purchase options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring MSRs at a more attractive cost than bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow. Our Originations segment is one way that we help underserved consumers access the financial markets. In the three months ended March 31, 2024, our total originations included loans for approximately 2,700 customers with low FICOs (<660), 2,000 customers with income below the U.S. median household income, 2,800 first-time homebuyers, and 700 veterans. During this time period, we originated approximately 4,200 Ginnie Mae loans, which are designed for first-time homebuyers and low- and moderate-income borrowers, comprising $1.5 billion in total proceeds. Once these loans are originated, the underserved borrowers become our servicing customers.

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

The following tables set forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Three Months Ended March 31,
	2024	2023	Change
Revenues
Service related, net - Originations(1)	$16	$11	$5
Net gain on mortgage loans held for sale
Net gain on loans originated and sold(2)	16	18	(2)
Capitalized servicing rights(3)	60	51	9
Total net gain on mortgage loans held for sale	76	69	7
Total revenues	92	80	12
Expenses
Salaries, wages and benefits	34	34	—
General and administrative
Loan origination expenses	10	7	3
Corporate and other general administrative expenses	9	9	—
Marketing and professional service fees	8	4	4
Depreciation and amortization	1	2	(1)
Total general and administrative	28	22	6
Total expenses	62	56	6
Other income (expenses)
Interest income	12	6	6
Interest expense	(10)	(7)	(3)
Total other income (expenses), net	2	(1)	3
Income before income tax expense	$32	$23	$9

Weighted average note rate - mortgage loans held for sale	7.9%	6.1%	1.8%
Weighted average cost of funds - warehouse facilities (excluding facility fees)	7.0%	6.3%	0.7%

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

Table 12. Originations - Key Metrics

	Three Months Ended March 31,
	2024	2023	Change
Key Metrics
DTC locked PTA volume(1)	$1,476	$1,457	$19
Correspondent locked PTA volume(1)	1,537	1,588	(51)
Total PTA lock volume	$3,013	$3,045	$(32)

DTC funded volume	$1,340	$1,396	$(56)
Correspondent funded volume	1,538	1,343	195
Total funded volume(2)	$2,878	$2,739	$139

DTC volume of loans sold	$1,567	$1,393	$174
Correspondent volume of loans sold	1,223	1,296	(73)
Volume of Originations loans sold	$2,790	$2,689	$101

Recapture percentage(3)	23.9%	24.3%	(0.4)%
Refinance recapture percentage(4)	70.3%	75.8%	(5.5)%
Purchase as a percentage of funded volume	54.8%	52.4%	2.4%
Value of capitalized servicing on retained settlements	232 bps	214 bps	18 bps

Originations Margin
Revenue	$92	$80	$12
PTA lock volume	$3,013	$3,045	$(32)
Revenue as a percentage of PTA lock volume(5)	3.05%	2.63%	0.42%

Expenses(6)	$60	$57	$3
Funded volume	$2,878	$2,739	$139
Expenses as a percentage of funded volume(7)	2.08%	2.08%	—%

Originations Margin	0.97%	0.55%	0.42%

(1)Pull-through adjusted volume represents the expected funding from locks taken during the period.
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

Originations Segment Revenues
Total revenues increased during the three months ended March 31, 2024 compared to 2023 primarily driven by shift in product mix from conventional to government product in 2024.

Originations Segment Expenses
Total expenses during the three months ended March 31, 2024 increased when compared to 2023 primarily due to an increase in marketing and professional service fees, and loan origination expenses. Marketing and professional service fees increased in 2024 primarily due to an increase in advertising related costs. The increase in loan origination expenses in 2024 was primarily driven by higher industry-wide credit costs.

Originations Segment Other Income (Expenses), Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. There were no material changes for other income (expenses), net, during the three months ended March 31, 2024, as compared to 2023, as both interest income and interest expense increased under the rising interest rate environment, resulting in immaterial changes for total other income (expenses), net.

Originations Margin
The Originations Margin for the three months ended March 31, 2024 increased, as compared to 2023, primarily due to reduced interest rate volatility and higher margins resulting from a shift in product mix from lower margin conventional to higher margin government product.

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

The following table set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Three Months Ended March 31,
	2024	2023	Change
Corporate/Other - Operations
Total revenues	$22	$19	$3
Total expenses	70	52	18
Interest expense	62	40	22
Other income (expense), net	(3)	(9)	6

Key Metrics
Average exchange inventory under management	28,371	25,631	2,740

Total revenues increased during the three months ended March 31, 2024, as compared to 2023, primarily due to an increase in fees earned from Xome Exchange primarily driven by an increase in exchange related sales transactions. Total expenses increased during the three months ended March 31, 2024, as compared to 2023, primarily due to an increase in salaries, wages and benefits, an increase in operating expenses related to Roosevelt, which was acquired in the third quarter of 2023, and higher Xome exchange operating expenses in 2024. The increase in interest expense during the three months ended March 31, 2024, as compared to 2023, was primarily due to the issuance of the 2032 unsecured senior notes in February 2024. For further discussion, refer to Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of collateralized borrowing capacity on our MSR and other debt facilities. We held cash and cash equivalents on hand of $578 as of March 31, 2024 compared to $571 as of December 31, 2023. During the three months ended March 31, 2024, we generated net cash of $28 from operating activities. We have sufficient borrowing capacity to support our operations. As of March 31, 2024, total available borrowing capacity for advance, warehouse, and MSR facilities was $11,201, of which $2,743 was collateralized and immediately available to draw. Additionally, on February 1, 2024, we completed an offering of $1,000 7.125% unsecured senior notes due 2032. We repaid a portion of the amounts outstanding on our MSR facilities with the net proceeds of the offering. For more information on our advance, warehouse, and MSR facilities, see Note 13, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

There have been no significant changes to our sources and uses of cash as disclosed in our Annual Reports on Form 10-K for the year ended December 31, 2023.

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Three Months Ended March 31,
	2024	2023	Change
Net cash attributable to:
Operating activities	$28	$160	$(132)
Investing activities	(715)	(107)	(608)
Financing activities	682	(88)	770
Net decrease in cash, cash equivalents, and restricted cash	$(5)	$(35)	$30

Operating activities
Cash generated from operating activities decreased to $28 during the three months ended March 31, 2024 from $160 in 2023. The decrease is primarily due to an increase of $164 in cash used for the repurchase of loan assets out of Ginnie Mae securitizations, partially offset by an increase of $82 in cash generated from originations net sales activities.

Investing activities
Cash used in investing activities increased to $715 during the three months ended March 31, 2024 from $107 in 2023. The increase was primarily due to additional $626 in cash used for the purchase of mortgage servicing rights in 2024.

Financing activities
Our financing activities generated cash of $682 during the three months ended March 31, 2024 compared to cash used of $88 in 2023. The change was primarily due to an increase in cash generated of $1,000 from the issuance of the 2032 unsecured senior note in 2024, partially offset by cash used for net paydown of $215 in on our advance, warehouse and MSR facilities.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our primary operating subsidiary, Nationstar Mortgage LLC, as well as Rushmore Loan Management Services, LLC, which was acquired during the third quarter of 2023 in connection with the acquisition of Roosevelt. As of March 31, 2024, we were in compliance with our required financial covenants.

Seller/Servicer Financial Requirements
We are also subject to net worth, liquidity and capital ratio requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac (“Enterprises”) Seller/Servicers, and Ginnie Mae for single family issuers, as summarized below. These requirements apply to our operating subsidiaries, Nationstar Mortgage LLC, and Rushmore Loan Management Services LLC.

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

Capital and Liquidity Plan
•FHFA – Require annual capital and liquidity plan that includes MSR stress tests as part of the plan.

As of March 31, 2024, Nationstar Mortgage, LLC and Rushmore Loan Management Services LLC were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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

Table 15. Debt

	March 31, 2024	December 31, 2023
Advance facilities principal amount	$650	$682
Warehouse facilities principal amount	958	822
MSR facilities principal amount	2,495	2,814
Unsecured senior notes principal amount	4,200	3,200

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of March 31, 2024, we had a total borrowing capacity of $950, of which we could borrow an additional $285.

Warehouse and MSR Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. Our MSR facilities provide financing for our servicing portfolio and investments. As of March 31, 2024, we had a total borrowing capacity of $4,801 and $5,500 for warehouse and MSR facilities, of which we could borrow an additional $3,808 and $3,005, respectively.

Unsecured Senior Notes
In 2021, 2022 and 2023, we completed offerings of unsecured senior notes with maturity dates ranging from 2026 to 2031. In connection with the acquisition of Home Point in the third quarter of 2023, we assumed an unsecured senior note with a maturity date in 2026. In February 2024, we completed an offering of $1,000 unsecured senior notes due in 2032. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.000% to 7.125%. For more information regarding our indebtedness, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations
As of March 31, 2024, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our condensed consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our condensed consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs primarily include (i) the valuation of MSRs, and (ii) the valuation of excess spread financing. For further information on our critical accounting policies and estimates, please refer to the Company’s Annual Reports on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates since December 31, 2023.

Other Matters

Recent Accounting Developments

Below provides recently issued accounting pronouncements applicable to us but not yet effective.

Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker included within each reported measure of segment profit or loss and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. We are currently evaluating the impact this ASU may have on our financial statement disclosures. The Company does not expect ASU 2023-07 to have a material impact on our condensed consolidated financial statements.

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information for income taxes paid by jurisdiction. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. We are currently evaluating the impact this ASU may have on our financial statement disclosures. The Company does not expect ASU 2023-09 to have a material impact on our condensed consolidated financial statements.

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

Private Label Securitizations (“PLS”). Securitizations that do not meet the criteria set by Fannie Mae, Freddie Mac or Ginnie Mae.

Pull-through adjusted (“PTA”) lock volume. Represents the expected funding from locks taken during the period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the discussion included in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in the types of market risks faced by us since December 31, 2023.

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

We used March 31, 2024 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2024 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 16. Change in Fair Value

	March 31, 2024
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(134)	$120
Mortgage loans held for sale at fair value	3	(3)
Derivative financial instruments:
Interest rate lock commitments	5	(5)
Forward MBS trades	155	(164)
Treasury futures	68	(67)
Total change in assets	97	(119)
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(2)	2
Excess spread financing at fair value	(3)	2
Derivative financial instruments:
Interest rate lock commitments	(1)	1
Forward MBS trades	117	(125)
Treasury futures	2	(2)
Total change in liabilities	113	(122)
Total, net change	$(16)	$3

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2024.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2024, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2022, our Board of Directors authorized a new repurchase plan of $200 million of our outstanding common stock. In July 2023, our Board of Directors authorized an additional $200 million of our outstanding common stock. As of March 31, 2024, $98 million of common stock remain available for repurchase. During the three months ended March 31, 2024, we repurchased shares of our common stock at a total cost of $39 million under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased (in thousands)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
January 2024	—	$—	—	$137
February 2024	226	$73.01	226	$121
March 2024	311	$72.33	311	$98
Total	537		537

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1
Amendment Number 6, dated January 30, 2024, to Third Amended and Restated Master Repurchase Agreement, entered into as of August 31, 2020 by and between Bank of America, N.A., as buyer and Nationstar Participation Sub 1BM LLC, as seller, and acknowledged, guaranteed and agreed to by Nationstar Mortgage LLC, as guarantor or pledgor
X
10.2
Amendment Number Four, dated March 29, 2024 to Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender
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

MR. COOPER GROUP INC.

April 24, 2024	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

April 24, 2024	/s/ Kurt Johnson
Date	Kurt Johnson Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)