Form 10-Q
period 2024-06-30
Mr. Cooper Group Inc.
filed 2024-07-26
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of July 19, 2024 was 64,483,836.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$642	$571
Restricted cash	162	169
Mortgage servicing rights at fair value	10,352	9,090
Advances and other receivables, net of reserves of $149 and $170, respectively	934	996
Mortgage loans held for sale at fair value	1,539	927
Property and equipment, net of accumulated depreciation of $151 and $141, respectively	57	53
Deferred tax assets, net	351	472
Other assets	1,746	1,918
Total assets	$15,783	$14,196

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$4,141	$3,151
Advance, warehouse and MSR facilities, net	4,925	4,302
Payables and other liabilities	1,684	1,995
MSR related liabilities - nonrecourse at fair value	439	466
Total liabilities	11,189	9,914
Commitments and contingencies (Note 15)
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,058	1,087
Retained earnings	4,687	4,302
Treasury shares at cost - 28.7 million and 28.6 million shares, respectively	(1,152)	(1,108)
Total stockholders’ equity	4,594	4,282
Total liabilities and stockholders’ equity	$15,783	$14,196

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Service related, net	$485	$402	$963	$663
Net gain on mortgage loans held for sale	98	84	184	153
Total revenues	583	486	1,147	816
Expenses:
Salaries, wages and benefits	168	156	327	304
General and administrative	132	122	290	235
Total expenses	300	278	617	539
Interest income	189	117	347	202
Interest expense	(187)	(122)	(357)	(232)
Other expense, net	(8)	(5)	(11)	(14)
Total other expense, net	(6)	(10)	(21)	(44)
Income before income tax expense	277	198	509	233
Less: Income tax expense	73	56	124	54
Net income	$204	$142	$385	$179

Earnings per share
Basic	$3.16	$2.10	$5.96	$2.62
Diluted	$3.10	$2.07	$5.83	$2.57

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Stockholders’ Equity
Balance at March 31, 2023	68,053	$1	$1,066	$3,839	$(920)	$3,986
Shares issued / (surrendered) under incentive compensation plan	7	—	—	—	—	—
Share-based compensation	—	—	8	—	—	8
Repurchase of common stock	(1,212)	—	—	—	(57)	(57)
Net income	—	—	—	142	—	142
Balance at June 30, 2023	66,848	$1	$1,074	$3,981	$(977)	$4,079

Balance at March 31, 2024	64,719	$1	$1,051	$4,483	$(1,130)	$4,405
Shares issued / (surrendered) under incentive compensation plan	63	—	(2)	—	2	—
Share-based compensation	—	—	9	—	—	9
Repurchase of common stock	(298)	—	—	—	(24)	(24)
Net income	—	—	—	204	—	204
Balance at June 30, 2024	64,484	$1	$1,058	$4,687	$(1,152)	$4,594

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Stockholders’ Equity
Balance at January 1, 2023	69,266	$1	$1,104	$3,802	$(850)	$4,057
Shares issued / (surrendered) under incentive compensation plan	877	—	(43)	—	19	(24)
Share-based compensation	—	—	13	—	—	13
Repurchase of common stock	(3,295)	—	—	—	(146)	(146)
Net income	—	—	—	179	—	179
Balance at June 30, 2023	66,848	$1	$1,074	$3,981	$(977)	$4,079

Balance at January 1, 2024	64,599	$1	$1,087	$4,302	$(1,108)	$4,282
Shares issued / (surrendered) under incentive compensation plan	720	—	(46)	—	19	(27)
Share-based compensation	—	—	17	—	—	17
Repurchase of common stock	(835)	—	—	—	(63)	(63)
Net income	—	—	—	385	—	385
Balance at June 30, 2024	64,484	$1	$1,058	$4,687	$(1,152)	$4,594

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$385	$179
Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax expense	121	46
Net gain on mortgage loans held for sale	(184)	(153)
Provision for servicing and non-servicing reserves	11	18
Fair value changes in mortgage servicing rights	61	239
Fair value changes in MSR related liabilities	6	(6)
Depreciation and amortization for property and equipment and intangible assets	16	18
Loss on MSR hedging activities	225	52
Gain on MSR and excess yield sales	(11)	(32)
Other operating activities	45	34
Sales proceeds and loan payment proceeds for mortgage loans held for sale	6,946	6,842
Mortgage loans originated and purchased for sale, net of fees	(6,786)	(6,593)
Repurchases of loan assets out of Ginnie Mae securitizations	(744)	(547)
Changes in assets and liabilities:
Advances and other receivables	29	197
Other assets	(71)	(39)
Payables and other liabilities	(185)	(106)
Net cash attributable to operating activities	(136)	149

Investing Activities
Acquisition of assets	—	(34)
Property and equipment additions, net of disposals	(16)	(10)
Purchase of mortgage servicing rights	(1,498)	(841)
Proceeds on sale of mortgage servicing rights and excess yield	261	312
Other investing activities	(20)	(3)
Net cash attributable to investing activities	(1,273)	(576)

Financing Activities
Increase in advance, warehouse and MSR facilities	621	630
Settlements and repayment of excess spread financing	(33)	(40)
Issuance of unsecured senior notes	1,000	—
Repurchase of common stock	(63)	(146)
Other financing activities	(52)	(32)
Net cash attributable to financing activities	1,473	412
Net increase (decrease) in cash, cash equivalents, and restricted cash	64	(15)
Cash, cash equivalents, and restricted cash - beginning of period	740	702
Cash, cash equivalents, and restricted cash - end of period(1)	$804	$687

Supplemental Disclosures of Non-cash Investing Activities
Purchase of mortgage servicing rights holdback payable	$45	$57
Sale of mortgage servicing rights holdback receivable	$2	$—

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$642	$517
Restricted cash	162	170
Total cash, cash equivalents, and restricted cash	$804	$687
See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR COOPER GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, except per share data, or unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Mr. Cooper Group Inc., collectively with its consolidated subsidiaries, (“Mr. Cooper,” the “Company,” “we,” “us” or “our”) provides servicing, origination and transaction-based services related to single family residences throughout the United States with operations under its primary brands: Mr. Cooper®, Xome® and Rushmore Servicing®. Mr. Cooper is one of the largest home loan servicers and a major mortgage originator in the country focused on delivering a variety of servicing and lending products, services and technologies.

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

Recent Accounting Guidance Adopted
The Company did not adopt any accounting guidance during the six months ended June 30, 2024 that had a material impact on its condensed consolidated financial statements or disclosures.

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

The Company accounted for the two transactions as one business combination (“Home Point Acquisition”) in accordance with ASC 805 using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company acquired $1.2 billion mortgage servicing rights (“MSRs”) and assumed an unsecured senior note with a principal balance of $500, among other acquired net assets. During the third quarter of 2023, the Company recorded a preliminary bargain purchase gain of $96 in “other income (expense), net” within the condensed consolidated statements of operations and reported under Corporate/Other segment, which represents the excess of the estimated fair value of net assets acquired over the consideration transferred. In June 2024, the Company finalized its review of tax matters related to the Home Point Acquisition, resulting in an increase of $4 in other liabilities and a reduction of $4 in the previously recorded bargain purchase gain. Purchase accounting for the Home Point acquisition is now finalized and the final bargain purchase gain related to the acquisition was $92.

The Company believes it was able to negotiate a bargain purchase price due to seller’s operational challenges from significant market volatility, as well as the seller’s desire to exit the business in an expedited manner.

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s MSR and the related liabilities. In estimating the fair value of all MSRs and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	June 30, 2024	December 31, 2023
MSRs - fair value	$10,352	$9,090

Excess spread financing at fair value	$406	$437
Mortgage servicing rights financing at fair value	33	29
MSR related liabilities - nonrecourse at fair value	$439	$466

Mortgage Servicing Rights
The following table sets forth the activities of MSRs:

	Six Months Ended June 30,
MSRs - Fair Value	2024	2023
Fair value - beginning of period	$9,090	$6,654
Additions:
Servicing retained from mortgage loans sold	137	133
Purchases and acquisitions of servicing rights	1,403	870
Dispositions:
Sales of servicing assets and excess yield	(237)	(280)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	344	34
Changes in valuation due to amortization	(405)	(273)
Other changes(1)	20	11
Fair value - end of period	$10,352	$7,149

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

During the six months ended June 30, 2024 and 2023, the Company sold $3,305 and $1,605 in unpaid principal balance (“UPB”) of MSRs, of which $3,029 and $590 were retained by the Company as subservicer, respectively.

During the three months ended June 30, 2024 and 2023, certain agencies entered into agreements with the Company to purchase excess servicing cash flows (“excess yield”) on certain agency loans with a total UPB of approximately $27,841 and $41,958 for proceeds of $226 and $294, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded a gain of $27 and $33, respectively, through the mark-to-market adjustments within “revenues - service related, net” in the condensed consolidated statements of operations.

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

The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	June 30, 2024		December 31, 2023
MSRs - UPB and Fair Value Breakdown by Investor Pools	UPB	Fair Value	UPB	Fair Value
Agency	$650,171	$10,023	$561,656	$8,774
Non-agency	25,854	329	26,286	316
Total	$676,025	$10,352	$587,942	$9,090

Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Option Adjusted Spread		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2024
Mortgage servicing rights	$(410)	$(788)	$(271)	$(524)	$(91)	$(182)

December 31, 2023
Mortgage servicing rights	$(368)	$(706)	$(219)	$(425)	$(89)	$(178)

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

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $406 and $437, related to the UPB of $70,488 and $74,219 as of June 30, 2024 and December 31, 2023, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Option Adjusted Spread		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2024
Excess spread financing	$14	$29	$9	$19

December 31, 2023
Excess spread financing	$16	$32	$10	$20

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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $33 and $29 as of June 30, 2024 and December 31, 2023, respectively. Refer to Note 2, Significant Accounting Policies, for further discussion on MSR financing, and Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Revenues - Service related, net
The following table sets forth the items comprising total “revenues - service related, net”:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues - Service related, net	2024	2023	2024	2023
Contractually specified servicing fees(1)	$547	$407	$1,061	$791
Other service-related income(1)	16	19	38	33
Incentive and modification income(1)	16	8	34	14
Servicing late fees(1)	31	23	61	44
Mark-to-market adjustments - Servicing
MSR MTM	155	139	344	34
Loss on MSR hedging activities	(103)	(111)	(225)	(52)
Gain on MSR sales	23	32	11	32
Reclassifications(2)	(6)	(9)	(12)	(18)
Excess spread / MSR financing MTM	—	12	(6)	6
Total mark-to-market adjustments - Servicing	69	63	112	2
Amortization, net of accretion
MSR amortization	(226)	(148)	(405)	(273)
Excess spread accretion	9	11	18	21
Total amortization, net of accretion	(217)	(137)	(387)	(252)
Originations service related fees(3)	19	16	35	27
Corporate/Xome service related fees	20	21	42	40
Other(4)	(16)	(18)	(33)	(36)
Total revenues - Service related, net	$485	$402	$963	$663

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues. Amounts also include servicing fees from loans sold with servicing retained of $189 and $176 for the three months ended June 30, 2024 and 2023, respectively, and $374 and $353 for the six months ended June 30, 2024 and 2023, respectively.
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

4. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	June 30, 2024	December 31, 2023
Servicing advances, net of $12 and $13 purchase discount	$1,023	$1,065
Receivables from agencies, investors and prior servicers, net of zero and $6 purchase discount	60	101
Reserves	(149)	(170)
Total advances and other receivables, net	$934	$996

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
Reserves for Advances and Other Receivables	2024	2023	2024	2023
Balance - beginning of period	$144	$148	$170	$137
Provision(1)	(4)	9	11	18
Reclassifications(2)	8	9	17	16
Write-offs/Recoveries(3)	1	(10)	(49)	(15)
Balance - end of period	$149	$156	$149	$156

(1)The Company recorded a provision of $6 and $9 through the MTM adjustments in “revenues - service related, net” in the condensed consolidated statements of operations during the three months ended June 30, 2024 and 2023, respectively and a provision of $12 and $18 during the six months ended June 30, 2024 and 2023, respectively.
(2)Reclassifications represent required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.
(3)Write-offs represent fully reserved items which have been removed from the servicing platform.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended June 30,
	2024		2023
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$12	$—	$9	$7
Balance - end of period	$12	$—	$9	$7

	Six Months Ended June 30,
	2024		2023
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$13	$6	$12	$7
Utilization of purchase discounts	(1)	(6)	(3)	—
Balance - end of period	$12	$—	$9	$7

Credit Loss for Advances and Other Receivables
The following table sets forth the activities of the CECL allowance for advances and other receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
CECL Allowance for Advances and Other Receivables	2024	2023	2024	2023
Balance - beginning of period	$17	$38	$35	$36
Provision	2	(1)	3	1
Write-offs(1)	—	—	(19)	—
Balance - end of period(2)	$19	$37	$19	$37

(1)Write-offs represent fully reserved items which have been removed from the servicing platform.
(2)As of June 30, 2024, $19 was recorded in reserves. As of June 30, 2023, $30 and $7 were recorded in reserves and purchase discount for advances and other receivables, respectively.

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

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	June 30, 2024	December 31, 2023
Mortgage loans held for sale – UPB	$1,528	$924
Mark-to-market adjustment(1)	11	3
Total mortgage loans held for sale	$1,539	$927

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in “revenues - net gain on mortgage loans held for sale” in the condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Six Months Ended June 30,
Mortgage Loans Held for Sale	2024	2023
Balance - beginning of period	$927	$893
Loans sold (at carrying value) and loan payments received	(6,923)	(6,845)
Mortgage loans originated and purchased, net of fees	6,786	6,593
Repurchase of loans out of Ginnie Mae securitizations(1)	744	547
Net change in unrealized gain on retained loans held for sale	6	5
Net transfers of mortgage loans held for sale(2)	(1)	(6)
Balance - end of period	$1,539	$1,187

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

For the six months ended June 30, 2024 and 2023, the Company recorded a total realized gain of $22 and loss of $3 from total sales proceeds of $4,692 and $6,722, respectively, on the sale of mortgage loans held for sale.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	June 30, 2024		December 31, 2023
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$42	$34	$42	$36

(1)Non-accrual UPB includes $33 and $35 of UPB related to Ginnie Mae repurchased loans as of June 30, 2024 and December 31, 2023, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $30 as of June 30, 2024 and December 31, 2023, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Loans are sold to Ginnie Mae in conjunction with the issuance of mortgage-backed securities. The Company, as the issuer of the mortgage-backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $829 and $966 as of June 30, 2024 and December 31, 2023, respectively, which are included in both “other assets” and “payables and other liabilities” in the condensed consolidated balance sheets.

7. Goodwill and Intangible Assets

The Company had goodwill of $141 as of June 30, 2024 and December 31, 2023, and intangible assets of $25 and $28 as of June 30, 2024 and December 31, 2023, respectively. Goodwill and intangible assets are included in “other assets” within the condensed consolidated balance sheets.

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

		June 30, 2024		Six Months Ended June 30, 2024
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gain/(Loss)
Assets
Mortgage loans held for sale
Loan sale commitments	2024	$652	$22	$11
Derivative financial instruments
IRLCs	2024	$1,029	$31	$10
LPCs	2024	324	2	(1)
Forward MBS trades	2024	1,789	7	15
Treasury futures	2024	3,432	62	(50)
Total derivative financial instruments - assets		$6,574	$102	$(26)
Liabilities
Derivative financial instruments
IRLCs	2024	$25	$—	$—
LPCs	2024	480	2	(1)
Forward MBS trades	2024	4,797	8	(87)
Treasury futures	2024	470	3	(96)
Total derivative financial instruments - liabilities		$5,772	$13	$(184)

		June 30, 2023		Six Months Ended June 30, 2023
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gain/(Loss)
Assets
Mortgage loans held for sale
Loan sale commitments	2023	$556	$8	$(1)
Derivative financial instruments
IRLCs	2023	$1,041	$30	$8
LPCs	2023	200	1	—
Forward MBS trades	2023	1,712	10	43
Treasury futures	2023	72	—	—
Total derivative financial instruments - assets		$3,025	$41	$51
Liabilities
Derivative financial instruments
IRLCs	2023	$18	$—	$—
LPCs	2023	234	1	—
Forward MBS trades	2023	1,175	3	(50)
Treasury futures	2023	2,510	20	(44)
Total derivative financial instruments - liabilities		$3,937	$24	$(94)

As of June 30, 2024, the Company held $20 and $8 in collateral deposits and collateral obligations on derivative instruments, respectively. As of December 31, 2023 the Company held $8 and $56 in collateral deposits and collateral obligations on derivative instruments, respectively. Collateral deposits and collateral obligations are recorded in “other assets” and “payables and other liabilities,” respectively, in the Company’s condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

9. Indebtedness

Advance, Warehouse and MSR Facilities

				June 30, 2024		December 31, 2023
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$350 advance facility	Oct 2024	Servicing advance receivables	$350	$125	$159	$132	$169
$300 advance facility(1)	Nov 2024	Servicing advance receivables	300	217	217	273	364
$300 advance facility(2)	Sep 2025	Servicing advance receivables	300	251	283	250	326
$50 advance facility(3)	Dec 2024	Servicing advance receivables	50	27	43	27	49
Advance facilities principal amount				620	702	682	908

Warehouse Facilities
$1,500 warehouse facility	Jun 2025	Mortgage loans or MBS	1,500	160	160	107	104
$750 warehouse facility	Aug 2024	Mortgage loans or MBS	750	169	209	137	176
$750 warehouse facility	Oct 2024	Mortgage loans or MBS	750	329	351	155	166
$500 warehouse facility	Jun 2025	Mortgage loans or MBS	500	118	122	72	78
$350 warehouse facility	Aug 2024	Mortgage loans or MBS	350	198	202	73	75
$250 warehouse facility(4)	Sep 2025	Mortgage loans or MBS	250	220	250	158	177
$200 warehouse facility	Dec 2024	Mortgage loans or MBS	200	70	73	82	84
$200 warehouse facility	Jan 2025	Mortgage loans or MBS	200	—	—	12	21
$100 warehouse facility	Apr 2025	Mortgage loans or MBS	100	78	85	25	33
$100 warehouse facility	Apr 2025	Mortgage loans or MBS	100	—	—	—	—
$100 warehouse facility (3)	Dec 2024	Mortgage loans or MBS	100	27	27	1	1
$1 warehouse facility	Dec 2024	Mortgage loans or MBS	1	—	—	—	—
Warehouse facilities principal amount				1,369	1,479	822	915

MSR Facilities
$1,750 warehouse facility(5)	Apr 2026	MSR	1,750	900	2,562	980	1,455
$1,450 warehouse facility(1)	Nov 2024	MSR	1,450	250	2,371	545	1,306
$950 warehouse facility(4)	Sep 2025	MSR	950	680	1,634	300	2,164
$500 warehouse facility	Jun 2026	MSR	500	250	486	—	—
$500 warehouse facility	Jul 2026	MSR	500	345	751	405	655
$500 warehouse facility	Apr 2026	MSR	500	250	787	305	634
$500 warehouse facility	Jun 2026	MSR	500	250	760	250	677
$50 warehouse facility	Nov 2025	MSR	50	25	72	29	67
MSR facilities principal amount				2,950	9,423	2,814	6,958

Advance, warehouse and MSR facilities principal amount				4,939	$11,604	4,318	$8,781
Unamortized debt issuance costs				(14)		(16)
Advance, warehouse and MSR facilities, net				$4,925		$4,302

(1)Total capacity for this facility is $1,750, of which $300 is internally allocated for advance financing and $1,450 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations.
(2)The capacity for this advance facility increased from $250 to $300 during the three months ended June 30, 2024.
(3)Total capacity for this facility is $100, of which $50 is a sublimit for advance financing.
(4)The capacity amount for this facility is $1,200, of which $950 is a sublimit for MSR financing.
(5)The capacity for this MSR facility increased from $1,500 to $1,750 during the three months ended June 30, 2024.

The weighted average interest rate for advance facilities was 7.7% and 7.5% for the three months ended June 30, 2024 and 2023, respectively, and 7.7% and 7.4% for the six months ended June 30, 2024 and 2023, respectively. The weighted average interest rate for warehouse and MSR facilities was 7.8% and 7.4% for the three months ended June 30, 2024 and 2023, respectively, and 7.9% and 7.2% for the six months ended June 30, 2024 and 2023, respectively.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	June 30, 2024	December 31, 2023
$1,000 face value, 7.125% interest rate payable semi-annually, due February 2032(1)	$1,000	$—
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	850	850
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
$550 face value, 5.000% interest rate payable semi-annually, due February 2026	500	500
Unsecured senior notes principal amount	4,200	3,200
Purchase discount and unamortized debt issuance costs	(59)	(49)
Unsecured senior notes, net	$4,141	$3,151

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

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the six months ended June 30, 2024 and 2023.

As of June 30, 2024, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2024 through 2025	$—
2026	500
2027	600
2028	850
Thereafter	2,250
Total unsecured senior notes principal amount	$4,200

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at Nationstar Mortgage LLC, the Company’s primary operating subsidiary, and Rushmore Loan Management Services LLC. The Company was in compliance with its required financial covenants as of June 30, 2024.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	June 30, 2024	December 31, 2023
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$115	$111
Advances and other receivables, net	442	495
Total assets	$557	$606

Liabilities
Advance facilities, net(1)	$374	$382
Payables and other liabilities	1	1
Total liabilities	$375	$383

(1)Refer to advance facilities in Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	June 30, 2024	December 31, 2023
Total collateral balances - UPB	$839	$881
Total certificate balances	$807	$849

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of June 30, 2024 and December 31, 2023. Therefore, it does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	June 30, 2024	December 31, 2023
Unconsolidated securitization trusts	$83	$91

11. Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the sum of the weighted average number of shares of common stock and any dilutive securities outstanding during the period. The Company’s potentially dilutive securities are share-based awards. The Company applies the treasury stock method to determine the dilutive weighted average number of shares of common stock outstanding based on the outstanding share-based awards. As of June 30, 2024 and December 31, 2023, the Company had 10 million preferred shares authorized at par value of $0.00001 per share, with zero shares issued and outstanding and aggregate liquidation preference of zero dollars.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Computation of Earnings Per Share	2024	2023	2024	2023
Net income	$204	$142	$385	$179

Weighted average shares of common stock outstanding (in thousands):
Basic	64,617	67,649	64,621	68,325
Dilutive effect of stock awards	1,151	957	1,401	1,316
Diluted	65,768	68,606	66,022	69,641

Earnings per common share
Basic	$3.16	$2.10	$5.96	$2.62
Diluted	$3.10	$2.07	$5.83	$2.57

12. Income Taxes

The effective tax rate for operations was 26.3% and 24.3% for the three and six months ended June 30, 2024, and 28.4% and 23.3% for the three and six months ended June 30, 2023, respectively. The effective tax rates differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation.

The change in effective tax rate during the three and six months ended June 30, 2024, as compared to 2023, is primarily attributable to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from share-based compensation.

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

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage servicing rights	$10,352	$—	$—	$10,352
Mortgage loans held for sale	1,539	—	1,449	90
Equity investments	9	1	—	8
Derivative financial instruments
IRLCs	31	—	—	31
LPCs	2	—	—	2
Forward MBS trades	7	—	7	—
Treasury Futures	62	—	62	—

Liabilities
Derivative financial instruments
LPCs	2	—	—	2
Forward MBS trades	8	—	8	—
Treasury futures	3	—	3	—
Excess spread financing	406	—	—	406
Mortgage servicing rights financing	33	—	—	33

	December 31, 2023
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage servicing rights	$9,090	$—	$—	$9,090
Mortgage loans held for sale	927	—	846	81
Equity investments	9	1	—	8
Derivative financial instruments
Treasury futures	113	—	113	—
IRLCs	21	—	—	21
Forward MBS trades	22	—	22	—
LPCs	3	—	—	3

Liabilities
Derivative financial instruments
Forward MBS trades	9	—	9	—
Excess spread financing	437	—	—	437
Mortgage servicing rights financing	29	—	—	29

The tables below set forth the activities for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Six Months Ended June 30, 2024
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$9,090	$81	$8	$21	$437	$29
Changes in fair value included in earnings	(61)	(1)	—	10	2	4
Purchases/additions(1)	1,403	66	—	—	—	—
Issuances	137	—	—	—	—	—
Sales/dispositions(2)	(237)	(51)	—	—	—	—
Repayments	—	(2)	—	—	—	—
Settlements	—	—	—	—	(33)	—
Other changes	20	(3)	—	—	—	—
Balance - end of period	$10,352	$90	$8	$31	$406	$33

	Six Months Ended June 30, 2023
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$6,654	$74	$45	$22	$509	$19
Changes in fair value included in earnings	(239)	2	(3)	8	(10)	4
Purchases/additions(1)	870	47	—	—	—	—
Issuances	133	—	—	—	—	—
Sales/dispositions(2)	(280)	(54)	—	—	—	—
Repayments	—	(2)	—	—	(4)	—
Settlements	—	—	—	—	(36)	—
Other changes	11	—	—	—	—	—
Balance - end of period	$7,149	$67	$42	$30	$459	$23

(1)Additions for mortgages loans held for sale include loans that are purchased or transferred in.
(2)Dispositions for mortgage loans held for sales include loans that are sold or transferred out.

The Company had immaterial LPCs assets and liabilities as of June 30, 2024 and 2023. No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the six months ended June 30, 2024 and 2023.

The table below presents the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

	June 30, 2024			December 31, 2023
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSRs(1)
Option adjusted spread(2)	6.8%	12.3%	7.7%	6.9%	12.3%	8.0%
Prepayment speed	7.7%	8.7%	7.9%	6.8%	9.3%	7.5%
Cost to service per loan(3)	$53	$123	$68	$56	$160	$80
Average life(4)			7.8 years			7.9 years

Mortgage loans held for sale
Market pricing	45.0%	102.3%	79.4%	45.0%	103.4%	81.1%

IRLCs
Value of servicing (reflected as a percentage of loan commitment)	—%	3.8%	1.6%	1.1%	3.5%	1.9%

Excess spread financing(1)
Option adjusted spread(2)	6.9%	12.3%	8.7%	7.0%	12.3%	8.8%
Prepayment speed	7.0%	9.4%	8.3%	7.7%	9.1%	8.4%
Average life(4)			6.7 years			6.7 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	7.1%	9.3%	8.3%	6.6%	9.2%	7.6%
Annual advance recovery rates	15.0%	16.5%	16.0%	12.2%	14.8%	13.0%

(1)The inputs are weighted by investor.
(2)OAS represents incremental spread above a risk-free rate (one-month SOFR), which is an observable input.
(3)Presented in whole dollar amounts.
(4)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	June 30, 2024
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$642	$642	$—	$—
Restricted cash	162	162	—	—
Advances and other receivables, net	934	—	—	934
Loans subject to repurchase from Ginnie Mae	829	—	829	—
Financial liabilities
Unsecured senior notes, net	4,141	—	4,062	—
Advance, warehouse and MSR facilities, net	4,925	—	4,939	—
Liability for loans subject to repurchase from Ginnie Mae	829	—	829	—

	December 31, 2023
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$571	$571	$—	$—
Restricted cash	169	169	—	—
Advances and other receivables, net	996	—	—	996
Loans subject to repurchase from Ginnie Mae	966	—	966	—
Financial liabilities
Unsecured senior notes, net	3,151	—	3,056	—
Advance, warehouse and MSR facilities, net	4,302	—	4,318	—
Liability for loans subject to repurchase from Ginnie Mae	966	—	966	—

14. Capital Requirements

Fannie Mae, Freddie Mac, Ginnie Mae and certain private label mortgage investors require the Company to maintain minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s primary operating subsidiary, Nationstar Mortgage LLC, as well as Rushmore Loan Management Services LLC, which was acquired during the third quarter of 2023 in connection with the Roosevelt Transaction. As of June 30, 2024, the Company was in compliance with its selling and servicing capital requirements.

15. Commitments and Contingencies

Litigation and Regulatory
The Company and its subsidiaries are routinely and currently involved in a number of legal proceedings, including, but not limited to, judicial, arbitration, regulatory and governmental proceedings related to matters that arise in connection with the conduct of the Company’s business. While it is not possible to predict the outcome of any of these matters, based on the Company’s assessment of the facts and circumstances, it does not believe any of these matters, individually or in the aggregate, will have a material adverse effect on the financial position, results of operations or cash flows of the Company. However, actual outcomes may differ from those expected and could have a material effect on the Company’s financial position, results of operations, or cash flows in a future period.

On November 3, 2023, a putative class action lawsuit was filed against the Company, captioned Cabezas v. Mr. Cooper Group, Inc., No. 23-cv-02453 (“Cabezas”), in the United States District Court for the Northern District of Texas, by plaintiff Jennifer Cabezas purportedly on behalf of a class consisting of those persons impacted by the cybersecurity incident that occurred on October 31, 2023. The class action complaint alleged claims for negligence, negligence per se, breach of express contract, breach of implied contract, invasion of privacy, unjust enrichment, breach of confidence, and breach of fiduciary duty based upon allegations that the Company did not employ reasonable and adequate security measures to protect customer personal information accessed in the cybersecurity incident. The Cabezas complaint sought damages, declaratory and injunctive relief, and an award of costs, attorney fees and expenses, among other relief. Between November 2023 and February 7, 2024, 26 additional putative class actions were filed against the Company asserting substantially similar claims and allegations as those asserted in the Cabezas action. The Cabezas court consolidated all 26 pending cases with the Cabezas action, and the 26 separate matters were administratively closed. By Order dated June 25, 2024, the Cabezas court set July 15, 2024 as the last day for Plaintiffs to file a Consolidated Amended Complaint. On July 15, 2024, plaintiffs Jose Ignacio Garrigo, Izabela Debowcsyk, Joshua Watson, Brett Padalecki, Chris Leptiak, Denver Dale, Emily Burke, Mary Crawford, Kay Pollard, Jonathan Josi, Jeff Price, Mychael Marrone, Katy Ross, Lynette Williams, Karen Lynn Williams, Gary Allen, Larry Siegal, Rohit Burani, Elizabeth Curry, Justin Snider, Linda Hansen, and Deira Robertson (collectively, “Plaintiffs”) filed a Consolidated Class Action Complaint on behalf of themselves and an alleged putative nationwide class of “All individuals residing in the United States whose PII was accessed and/or acquired as a result of the Data Breach announced by Mr. Cooper in or around November 2023,” as well as 15 state subclasses. Plaintiffs assert seven of the same claims as in the original Cabezas complaint, (1) Breach of Express Contract; (2) Breach of Implied Contract; (3) Negligence; (4) Negligence Per Se; (5) Unjust Enrichment; (6) Invasion of Privacy; (7) Breach of Confidence; as well as a claim for Declaratory and Injunctive Relief, and 19 state law claims. The Consolidated Class Action Complaint seeks damages, injunctive relief, disgorgement and restitution, and an award of costs, attorney fees and expenses, among other relief. The Cabezas court set September 13, 2024 as the last day for Defendants to move to dismiss the Consolidated Class Action Complaint.

The Company will continue to monitor legal matters for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expenses for the Company include legal settlements and the fees paid to external legal service providers and are included in general and administrative expenses on the condensed consolidated statements of operations. The Company recorded legal-related expenses, net of recoveries, which includes legal settlements and fees paid to external legal service providers, of $7 and $19 during the three and six months ended June 30, 2024, respectively, $12 and $21 during the three and six months ended June 30, 2023, respectively, which are included in “expenses - general and administrative” on the condensed consolidated statements of operations. Management currently believes the aggregate range of reasonably possible loss is $1 to $15 in excess of the accrued liability (if any) related to those matters as of June 30, 2024. For some of these matters, the Company is able to estimate reasonably possible losses above existing reserves and for other matters, such an estimate is not possible at this time. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate.

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. As of June 30, 2024, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

As a seller of mortgage loans to Agencies and other third parties, the Company may be required to indemnify or repurchase mortgage loans that fail to meet certain customary representations and warranties made in conjunction with sales of mortgage loans. The repurchase reserve liability related to such customary representations and warranties was $72 and $79 as of June 30, 2024 and December 31, 2023, respectively, which are included in “payables and other liabilities” within the condensed consolidated balance sheets.

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

16. Segment Information

The Company’s segments reflect the internal reporting the Company uses to evaluate operating performance and are based upon the Company’s organizational structure, which focuses primarily on the services offered. A brief description of the Company’s current business segments is as follows:

Servicing: This segment performs operational activities on behalf of investors or owners of the underlying mortgages and mortgage servicing rights, including collecting and disbursing borrower payments, investor reporting, customer service, modifying loans where appropriate to help borrowers stay current, and when necessary performing collections, foreclosures, and the sale of REO. In the third quarter of 2023, the Company expanded its special servicing and subservicing offerings with the acquisition of Rushmore Loan Management Services LLC.

Originations: This segment originates residential mortgage loans through the direct-to-consumer channel, which provides refinance options for the Company’s existing customers, and through the correspondent channel, which purchases or originates loans from mortgage bankers.

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

The following tables present financial information by segment:

	Three Months Ended June 30, 2024
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$446	$19	$20	$485
Net gain on mortgage loans held for sale	10	88	—	98
Total revenues	456	107	20	583
Total expenses	171	69	60	300
Interest income	174	15	—	189
Interest expense	(105)	(15)	(67)	(187)
Other expenses, net	—	—	(8)	(8)
Total other income (expenses), net	69	—	(75)	(6)
Income (loss) before income tax expense (benefit)	$354	$38	$(115)	$277
Depreciation and amortization for property and equipment and intangible assets	$2	$1	$5	$8
Total assets	$12,759	$1,398	$1,626	$15,783

	Three Months Ended June 30, 2023
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$365	$16	$21	$402
Net gain on mortgage loans held for sale	3	81	—	84
Total revenues	368	97	21	486
Total expenses	159	59	60	278
Interest income	107	10	—	117
Interest expense	(73)	(10)	(39)	(122)
Other expenses, net	—	—	(5)	(5)
Total other income (expenses), net	34	—	(44)	(10)
Income (loss) before income tax expense (benefit)	$243	$38	$(83)	$198
Depreciation and amortization for property and equipment and intangible assets	$3	$2	$4	$9
Total assets	$10,231	$1,086	$1,827	$13,144

	Six Months Ended June 30, 2024
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$886	$35	$42	$963
Net gain on mortgage loans held for sale	20	164	—	184
Total revenues	906	199	42	1,147
Total expenses	356	131	130	617
Interest income	320	27	—	347
Interest expense	(203)	(25)	(129)	(357)
Other expenses, net	—	—	(11)	(11)
Total other income (expenses), net	117	2	(140)	(21)
Income (loss) before income tax expense (benefit)	$667	$70	$(228)	$509
Depreciation and amortization for property and equipment and intangible assets	$5	$2	$9	$16
Total assets	$12,759	$1,398	$1,626	$15,783

	Six Months Ended June 30, 2023
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$596	$27	$40	$663
Net gain on mortgage loans held for sale	3	150	—	153
Total revenues	599	177	40	816
Total expenses	312	115	112	539
Interest income	186	16	—	202
Interest expense	(136)	(17)	(79)	(232)
Other expenses, net	—	—	(14)	(14)
Total other income (expenses), net	50	(1)	(93)	(44)
Income (loss) before income tax expense (benefit)	$337	$61	$(165)	$233
Depreciation and amortization for property and equipment and intangible assets	$5	$4	$9	$18
Total assets	$10,231	$1,086	$1,827	$13,144

17. Subsequent Events

On July 24, 2024, the Company entered into definitive agreements to acquire certain mortgage operation assets of Flagstar Bank, N.A., including $1.1 billion in MSRs, $85 million in advances, subservicing contracts, and a correspondent lending platform. This purchase will be funded through available cash and drawdowns of existing MSR lines. Upon closing, the Company expects to onboard 1.3 million customers and add approximately $356 billion in UPB. The transaction is expected to close in the fourth quarter of 2024, subject to customary closing conditions.

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

Overview

We are a leading residential mortgage servicer and originator of residential mortgage loans. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers (our customers) manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio UPB from $10 billion in 2006 to $1.2 trillion as of June 30, 2024. We believe this track record reflects our strong operating capabilities, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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

Anticipated Trends

In the second quarter of 2024, our Servicing segment generated income before income tax expense of $354, and our servicing portfolio grew to $1.2 trillion, which increased 37% year-over-year. Entering the third quarter of 2024, we expect the Servicing segment to continue to generate stable earnings comparable with the second quarter due to continued portfolio growth, despite the anticipated peak in prepayment speeds related to seasonality.

In the second quarter of 2024, our Originations segment generated income before income tax expense of $38 on funded volume of $3,794. We expect our Originations segment to operate at comparable levels of profitability during the third quarter of 2024, and our direct-to-consumer channel to benefit from the growth in our servicing portfolio and any anticipated decline in mortgage rates.

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

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues - operational(1)	$514	$423	$91	$1,035	$814	$221
Revenues - mark-to-market	69	63	6	112	2	110
Total revenues	583	486	97	1,147	816	331
Total expenses	300	278	22	617	539	78
Total other expense, net	(6)	(10)	4	(21)	(44)	23
Income before income tax expense	277	198	79	509	233	276
Less: Income tax expense	73	56	17	124	54	70
Net income	$204	$142	$62	$385	$179	$206

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

Income before income tax expense increased during the three and six months ended June 30, 2024, as compared to 2023, primarily due to an increase in total revenues partially offset by an increase in total expenses. Revenues increased in the three and six months ended June 30, 2024 primarily due to an increase in the servicing portfolio. Total expenses increased in the three months ended June 30, 2024 primarily driven by an increase in salaries, wages and benefits associated with increased headcount in Corporate/Other due to recent acquisitions and higher severance as compared to 2023. Total expenses increased in the six months ended June 30, 2024 due to an increase in general and administrative costs, driven by growth in our MSR servicing portfolio. Total other expenses, net decreased in 2024, as compared to 2023 primarily due to higher interest income attributable to higher interest rates, which was partially offset by higher interest expense from MSR and advance financing as well as a result of the issuance of the 2032 unsecured senior notes in February 2024.

The effective tax rate during the three months ended June 30, 2024, was 26.3% as compared to 28.4% in 2023, and the effective tax rate during the six months ended June 30, 2024 was 24.3% as compared to 23.3% in 2023. The change in effective tax rate is primarily attributable to the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from share-based compensation.

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

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended June 30,
	2024		2023		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$604	21	$442	21	$162	—
Amortization, net of accretion	(217)	(7)	(137)	(7)	(80)	—
Mark-to-market adjustments - Servicing	69	2	63	3	6	(1)
Total revenues	456	16	368	17	88	(1)
Expenses
Salaries, wages and benefits	84	3	83	4	1	(1)
General and administrative
Servicing support fees	27	1	21	1	6	—
Corporate and other general and administrative expenses	62	2	44	2	18	—
Foreclosure and other liquidation related (recoveries) expenses, net	(4)	—	8	—	(12)	—
Depreciation and amortization	2	—	3	—	(1)	—
Total general and administrative expenses	87	3	76	3	11	—
Total expenses	171	6	159	7	12	(1)
Other income (expense)
Interest income	174	6	107	5	67	1

Advance interest expense	(14)	(1)	(14)	—	—	(1)
MSR and other interest expense	(91)	(3)	(59)	(3)	(32)	—
Interest expense	(105)	(4)	(73)	(3)	(32)	(1)
Total other income, net	69	2	34	2	35	—
Income before income tax expense	$354	12	$243	12	$111	—

Weighted average cost - advance and MSR facilities	8.0%		7.9%		0.1%
Weighted average cost - excess spread financing	8.7%		8.7%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 3.1 Servicing - Revenues

	Three Months Ended June 30,
	2024		2023		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$479	16	$345	16	$134	—
Modification fees	5	—	5	—	—	—
Late payment fees	21	1	16	1	5	—
Other ancillary revenues	20	1	12	—	8	1
Total MSR operational revenue	525	18	378	17	147	1
Subservicing-related revenue	95	3	82	4	13	(1)
Total servicing fee revenue	620	21	460	21	160	—
MSR financing liability costs	(7)	—	(7)	—	—	—
Excess spread payments and portfolio runoff	(9)	—	(11)	—	2	—
Total operational revenue	604	21	442	21	162	—
Amortization, Net of Accretion
MSR amortization	(226)	(7)	(148)	(7)	(78)	—
Excess spread accretion	9	—	11	—	(2)	—
Total amortization, net of accretion	(217)	(7)	(137)	(7)	(80)	—
Mark-to-Market Adjustments - Servicing
MSR MTM	155	5	139	7	16	(2)
Loss on MSR hedging activities	(103)	(4)	(111)	(5)	8	1
Gain on MSR sales	23	1	32	1	(9)	—
Reclassifications(2)	(6)	—	(9)	—	3	—
Excess spread / financing MTM	—	—	12	—	(12)	—
Total MTM - Servicing	69	2	63	3	6	(1)
Total revenues - Servicing	$456	16	$368	17	$88	(1)

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

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - MSR operational revenue and MSR amortization increased during the three months ended June 30, 2024, as compared to 2023, primarily due to a larger average MSR portfolio in 2024.

MSR MTM increased during the three months ended June 30, 2024, as compared to 2023, primarily due to growth in the MSR portfolio in 2024 and the second half of 2023, which resulted in an increase in the fair value of the MSR despite a greater increase in mortgage rates in 2023 compared to 2024. In addition, the greater increase in mortgage rates contributed to a decrease in excess spread/financing MTM during the three months ended June 30, 2024, as compared to 2023.

Subservicing - Subservicing-related revenue increased during the three months ended June 30, 2024, as compared to 2023, primarily driven by a larger average subservicing portfolio due to boarding of a large new subservicing client in the first quarter of 2024.

Servicing Segment Expenses
Total expenses increased during the three months ended June 30, 2024, as compared to 2023, primarily driven by an increase in corporate and other general and administrative expenses, partially offset by a decrease in foreclosure and other liquidation related expenses, net. Corporate and other general and administrative expenses increased primarily due to higher corporate allocations driven by increased headcount attributable to the acquisition of Rushmore in 2023. Foreclosure and other liquidation related (recoveries) expenses, net decreased primarily due to higher recoveries in 2024, as compared to 2023.

Servicing Segment Other Income, net
Total other income, net increased during the three months ended June 30, 2024, as compared to 2023, primarily due to higher interest income attributable to higher interest rates, partially offset by higher interest expense from MSR financing.

Table 4. Servicing Segment Results of Operations

	Six Months Ended June 30,
	2024		2023		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$1,181	21	$849	20	$332	1
Amortization, net of accretion	(387)	(7)	(252)	(6)	(135)	(1)
Mark-to-market adjustments - Servicing	112	2	2	—	110	2
Total revenues	906	16	599	14	307	2
Expenses
Salaries, wages and benefits	169	3	165	4	4	(1)
General and administrative
Servicing support fees	55	1	37	1	18	—
Corporate and other general and administrative expenses	124	2	86	2	38	—
Foreclosure and other liquidation related expenses, net	3	—	19	—	(16)	—
Depreciation and amortization	5	—	5	—	—	—
Total general and administrative expenses	187	3	147	3	40	—
Total expenses	356	6	312	7	44	(1)
Other income (expense)
Interest income	320	6	186	4	134	2

Advance interest expense	(30)	(1)	(28)	(1)	(2)	—
MSR and other interest expense	(173)	(3)	(108)	(2)	(65)	(1)
Interest expense	(203)	(4)	(136)	(3)	(67)	(1)
Total other income, net	117	2	50	1	67	1
Income before income tax expense	$667	12	$337	8	$330	4

Weighted average cost - advance and MSR facilities	8.1%		7.6%		0.5%
Weighted average cost - excess spread financing	8.7%		8.7%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 4.1 Servicing - Revenues

	Six Months Ended June 30,
	2024		2023		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$928	16	$672	16	$256	—
Modification fees	12	—	8	—	4	—
Late payment fees	41	1	32	1	9	—
Other ancillary revenues	40	1	19	—	21	1
Total MSR operational revenue	1,021	18	731	17	290	1
Subservicing-related revenue	193	3	154	3	39	—
Total servicing fee revenue	1,214	21	885	20	329	1
MSR financing liability costs	(15)	—	(15)	—	—	—
Excess spread payments and portfolio runoff	(18)	—	(21)	—	3	—
Total operational revenue	1,181	21	849	20	332	1
Amortization, Net of Accretion
MSR amortization	(405)	(7)	(273)	(6)	(132)	(1)
Excess spread accretion	18	—	21	—	(3)	—
Total amortization, net of accretion	(387)	(7)	(252)	(6)	(135)	(1)
Mark-to-Market Adjustments - Servicing
MSR MTM	344	6	34	1	310	5
Loss on MSR hedging activities	(225)	(4)	(52)	(1)	(173)	(3)
Gain on MSR sales	11	—	32	—	(21)	—
Reclassifications(2)	(12)	—	(18)	—	6	—
Excess spread / MSR financing MTM	(6)	—	6	—	(12)	—
Total mark-to-market adjustments - Servicing	112	2	2	—	110	2
Total revenues - Servicing	$906	16	$599	14	$307	2

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

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - MSR operational revenue and MSR amortization increased during the six months ended June 30, 2024, as compared to 2023, primarily due to a larger average MSR portfolio in 2024.

The increase in MSR MTM during the six months ended June 30, 2024, compared to 2023, was primarily driven by an increase in the MSR portfolio in 2024, which resulted in an increase in the fair value of the MSR despite a greater increase in mortgage rates in 2023 compared to 2024. In addition, the growth in the MSR portfolio, as well as an increase in interest rates, in 2024 contributed to the increase in loss on MSR hedging activities during the six months ended June 30, 2024, compared to 2023.

Subservicing - Subservicing fees increased during the six months ended June 30, 2024, as compared to 2023, primarily driven by a larger average subservicing portfolio due to boarding of a large new subservicing client in the first quarter of 2024.

Servicing Segment Expenses
Total expenses increased during the six months ended June 30, 2024, as compared to 2023, primarily driven by an increase in corporate and other general and administrative expenses due to higher corporate allocations to the Servicing segment driven by increased headcount attributable to the acquisition of Rushmore in 2023, and an increase in servicing support fees primarily due to a larger average MSR portfolio in 2024. Partially offsetting the increase in total expenses was a decrease in foreclosure and other liquidation related expenses, net primarily due to higher recoveries in 2024, as compared to 2023.

Servicing Segment Other Income, net
Total other income, net changed during the six months ended June 30, 2024, as compared to 2023, primarily due to higher interest income attributable to higher interest rates, partially offset by higher interest expense from MSR financing.

Table 5. Servicing Portfolio - Unpaid Principal Balances

			Three Months Ended June 30,		Six Months Ended June 30,
			2024	2023	2024	2023
Average UPB
MSRs			$647,080	$441,027	$627,310	$426,680
Subservicing and other(1)			523,738	406,487	491,949	427,386
Total average UPB			$1,170,818	$847,514	$1,119,259	$854,066

	June 30, 2024			June 30, 2023
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs
Agency	$650,171	$10,023	154	$431,876	$6,848	159
Non-agency	25,854	329	127	27,600	301	109
Total MSRs	676,025	10,352	153	459,476	7,149	156

Subservicing and other(1)
Agency	481,818	N/A		371,352	N/A
Non-agency	48,004	N/A		51,170	N/A
Total subservicing and other	529,822	N/A		422,522	N/A

Total ending balance	$1,205,847	$10,352		$881,998	$7,149

MSRs UPB Encumbrance					June 30, 2024	June 30, 2023
MSRs - unencumbered					$605,448	$380,538
MSRs - encumbered(2)					70,577	78,938
MSRs UPB					$676,025	$459,476

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)Encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

The following tables provide a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$630,733	$505,456	$1,136,189	$412,438	$440,111	$852,549
Additions:
Originations	3,775	—	3,775	3,796	—	3,796
Acquisitions / Increase in subservicing(1)	56,153	41,848	98,001	53,877	49,238	103,115
Deductions:
Dispositions / Decrease in subservicing(2)	(161)	(6,448)	(6,609)	(349)	(58,382)	(58,731)
Principal reductions and other	(6,180)	(3,511)	(9,691)	(4,185)	(3,432)	(7,617)
Voluntary reductions(3)	(7,956)	(7,316)	(15,272)	(5,687)	(4,773)	(10,460)
Involuntary reductions(4)	(317)	(207)	(524)	(380)	(240)	(620)
Net changes in loans serviced by others	(22)	—	(22)	(34)	—	(34)
Balance - end of period	$676,025	$529,822	$1,205,847	$459,476	$422,522	$881,998

(1)Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.
(2)Amount for MSR UPB includes transfers to Subservicing and other for MSRs sold with subservicing rights retained.
(3)Voluntary reductions are related to loan payoffs by customers.
(4)Involuntary reductions refer to loan chargeoffs.

Table 6.1 Servicing and Subservicing and Other Portfolio UPB Rollforward

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$587,942	$403,778	$991,720	$411,382	$459,053	$870,435
Additions:
Originations	6,610	—	6,610	6,527	—	6,527
Acquisitions / Increase in subservicing(1)	110,356	154,260	264,616	62,193	70,064	132,257
Deductions:
Dispositions / Decrease in subservicing(2)	(3,305)	(9,375)	(12,680)	(1,605)	(90,333)	(91,938)
Principal reductions and other	(11,592)	(6,100)	(17,692)	(8,271)	(7,278)	(15,549)
Voluntary reductions(3)	(13,293)	(12,354)	(25,647)	(9,957)	(8,575)	(18,532)
Involuntary reductions(4)	(647)	(387)	(1,034)	(718)	(409)	(1,127)
Net changes in loans serviced by others	(46)	—	(46)	(75)	—	(75)
Balance - end of period	$676,025	$529,822	$1,205,847	$459,476	$422,522	$881,998

(1)Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.
(2)Amount for MSR UPB includes transfers to Subservicing and other for MSRs sold with subservicing rights retained.
(3)Voluntary reductions are related to loan payoffs by customers.
(4)Involuntary reductions refer to loan chargeoffs.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio

			June 30, 2024	June 30, 2023
Loan count			5,312,627	4,279,938
Average loan amount(1)			$226,453	$206,015
Average coupon - agency			4.3%	3.7%
Average coupon - non-agency			4.9%	4.8%
60+ delinquent (% of loans)(2)			1.4%	2.0%
90+ delinquent (% of loans)(2)			1.1%	1.8%
120+ delinquent (% of loans)(2)			1.0%	1.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total prepayment speed (12-month constant prepayment rate)	5.6%	5.5%	5.2%	4.8%

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

Table 8. Loan Modifications and Workout Units

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Modifications(1)	7,733	5,924	1,809	14,923	11,188	3,735
Workouts(2)	14,912	10,927	3,985	32,182	22,016	10,166
Total modifications and workout units	22,645	16,851	5,794	47,105	33,204	13,901

(1)Modifications consist of agency programs designed to adjust the terms of the loan (e.g., reduced interest rates).
(2)Workouts consist of other loss mitigation options designed to assist borrowers and keep them in their homes, but do not adjust the terms of the loan.

Both modifications and workouts increased during the three months ended June 30, 2024, as compared to 2023, primarily due to the continued expansion of loss mitigation programs offered by FNMA, FHLMC, and FHA, which increased borrower eligibility and resulted in an increase in successful modifications and workouts.

Servicing Portfolio and Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value - beginning of period	$9,796	$6,566	$9,090	$6,654
Additions:
Servicing retained from mortgage loans sold	73	79	137	133
Purchases and acquisitions of servicing rights	740	768	1,403	870
Dispositions:
Sales of servicing assets and excess yield	(195)	(265)	(237)	(280)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR MTM):
Agency	154	141	325	55
Non-agency	1	(2)	19	(21)
Changes in valuation due to amortization:
Scheduled principal payments	(94)	(60)	(179)	(110)
Prepayments
Voluntary prepayments
Agency	(124)	(81)	(210)	(148)
Non-agency	(3)	(2)	(6)	(5)
Involuntary prepayments
Agency	(5)	(5)	(10)	(10)
Non-agency	—	—	—	—
Other changes(1)	9	10	20	11
Fair value - end of period	$10,352	$7,149	$10,352	$7,149

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of June 30, 2024 and December 31, 2023.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to prepayment speeds and option-adjusted spread levels. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of June 30, 2024 and December 31, 2023.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value - beginning of period	$420	$491	$437	$509
Additions:
New financings	—	—	—	—
Deductions:
Repayments	—	—	—	(4)
Settlements	(16)	(18)	(33)	(36)
Changes in fair value:
Agency	1	(12)	1	(8)
Non-agency	1	(2)	1	(2)
Fair value - end of period	$406	$459	$406	$459

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

Our Originations segment is one way that we help underserved consumers access the financial markets. In the six months ended June 30, 2024, our total originations included loans for approximately 4,900 customers with low FICOs (<660), 4,600 customers with income below the U.S. median household income, 6,700 first-time homebuyers, and 1,700 veterans. During this time period, we originated approximately 8,200 Ginnie Mae loans, which are designed for first-time homebuyers and low- and moderate-income borrowers, comprising $2.7 billion in total proceeds. Once these loans are originated, the underserved borrowers become our servicing customers.

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

The following tables set forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues
Service related, net - Originations(1)	$19	$16	$3	$35	$27	$8
Net gain on mortgage loans held for sale
Net gain on loans originated and sold(2)	21	6	15	37	24	13
Capitalized servicing rights(3)	67	75	(8)	127	126	1
Total net gain on mortgage loans held for sale	88	81	7	164	150	14
Total revenues	107	97	10	199	177	22
Expenses
Salaries, wages and benefits	40	36	4	74	70	4
General and administrative
Loan origination expenses	9	9	—	19	16	3
Corporate and other general administrative expenses	11	8	3	20	17	3
Marketing and professional service fees	8	4	4	16	8	8
Depreciation and amortization	1	2	(1)	2	4	(2)
Total general and administrative	29	23	6	57	45	12
Total expenses	69	59	10	131	115	16
Other income (expenses)
Interest income	15	10	5	27	16	11
Interest expense	(15)	(10)	(5)	(25)	(17)	(8)
Total other income (expenses), net	—	—	—	2	(1)	3
Income before income tax expense	$38	$38	$—	$70	$61	$9

Weighted average note rate - mortgage loans held for sale	8.1%	6.2%	1.9%	8.0%	6.2%	1.8%
Weighted average cost of funds - warehouse facilities (excluding facility fees)	6.9%	6.7%	0.2%	6.9%	6.5%	0.4%

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

Table 12. Originations - Key Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Key Metrics
DTC locked PTA volume(1)	$1,841	$1,592	$249	$3,317	$3,049	$268
Correspondent locked PTA volume(1)	2,632	2,227	405	4,169	3,815	354
Total PTA lock volume	$4,473	$3,819	$654	$7,486	$6,864	$622

DTC funded volume	$1,671	$1,575	$96	$3,011	$2,971	$40
Correspondent funded volume	2,123	2,247	(124)	3,661	3,590	71
Total funded volume(2)	$3,794	$3,822	$(28)	$6,672	$6,561	$111

DTC volume of loans sold	$1,548	$1,523	$25	$2,771	$2,916	$(145)
Correspondent volume of loans sold	1,814	2,166	(352)	3,381	3,463	(82)
Volume of Originations loans sold	$3,362	$3,689	$(327)	$6,152	$6,379	$(227)

Recapture percentage(3)	21.6%	23.5%	(1.9)%	22.7%	24.2%	(1.5)%
Refinance recapture percentage(4)	72.5%	79.9%	(7.4)%	70.4%	76.1%	(5.7)%
Purchase as a percentage of funded volume	62.4%	62.7%	(0.3)%	59.2%	58.4%	0.8%
Value of capitalized servicing on retained settlements	221 bps	225 bps	(4) bps	226 bps	220 bps	6 bps

Originations Margin
Revenue	$107	$97	$10	$199	$177	$22
PTA lock volume	$4,473	$3,819	$654	$7,486	$6,864	$622
Revenue as a percentage of PTA lock volume(5)	2.39%	2.54%	(0.15)%	2.66%	2.58%	0.08%

Expenses(6)	$69	$59	$10	$129	$116	$13
Funded volume	$3,794	$3,822	$(28)	$6,672	$6,561	$111
Expenses as a percentage of funded volume(7)	1.82%	1.54%	0.28%	1.93%	1.77%	0.16%

Originations Margin	0.57%	1.00%	(0.43)%	0.73%	0.81%	(0.08)%

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

Originations Segment Revenues
Total revenues increased during the three and six months ended June 30, 2024 compared to 2023 primarily driven by increases in pull-through adjusted lock volumes in both DTC and correspondent channels.

Originations Segment Expenses
Total expenses during the three and six months ended June 30, 2024 increased when compared to 2023 primarily due to an increase in marketing and professional service fees, and salaries, wages and benefits expense. Marketing and professional service fees increased in 2024 primarily due to an increase in advertising related costs. The increase in salaries, wages and benefits expense in 2024 was primarily driven by variable compensation attributable to higher originations PTA lock volume.

Originations Segment Other Income (Expenses), Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. There were no material changes for other income (expenses), net, during the three and six months ended June 30, 2024, as compared to 2023, as both interest income and interest expense increased under the rising interest rate environment, resulting in immaterial changes for total other income (expenses), net.

Originations Margin
The Originations Margin for the three and six months ended June 30, 2024 decreased, as compared to 2023, primarily due to higher expenses as a percentage of funded volume driven by higher interest rate environment and an increase in hiring for anticipated growth in DTC resulting from recent portfolio growth.

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

The following table set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Corporate/Other - Operations
Total revenues	$20	$21	$(1)	$42	$40	$2
Total expenses	60	60	—	130	112	18
Interest expense	67	39	28	129	79	50
Other expense, net	(8)	(5)	(3)	(11)	(14)	3

Key Metrics
Average exchange inventory under management	25,887	26,958	(1,071)	27,129	26,294	835

Total revenues remained consistent for the three and six months ended June 30, 2024 as compared to 2023.

Total expenses remained consistent for the three months ended June 30, 2024 as compared to 2023. Total expenses increased during the six months ended June 30, 2024, as compared to 2023, primarily due to an increase in salaries, wages and benefits associated with increased headcount driven by recent acquisitions, an increase in operating expenses related to Roosevelt, which was acquired in the third quarter of 2023, and higher Xome exchange operating expenses in 2024.

Interest expense increased during the three and six months ended June 30, 2024, as compared to 2023, due to the unsecured senior note assumed from the Home Point Acquisition in the third quarter of 2023 and the issuance of the 2032 unsecured senior notes in February 2024. For further discussion, refer to Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of collateralized borrowing capacity on our MSR and other debt facilities. We held cash and cash equivalents on hand of $642 as of June 30, 2024 compared to $571 as of December 31, 2023. We have sufficient borrowing capacity to support our operations. As of June 30, 2024, total available borrowing capacity for advance, warehouse, and MSR facilities was $11,951, of which $2,594 was collateralized and immediately available to draw. Additionally, on February 1, 2024, we completed an offering of $1,000 7.125% unsecured senior notes due 2032. We repaid a portion of the amounts outstanding on our MSR facilities with the net proceeds of the offering. Subsequent to quarter end, we increased capacity on our MSR facilities by $500. For more information on our advance, warehouse, and MSR facilities, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

There have been no significant changes to our sources and uses of cash as disclosed in our Annual Reports on Form 10-K for the year ended December 31, 2023.

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Six Months Ended June 30,
	2024	2023	Change
Net cash attributable to:
Operating activities	$(136)	$149	$(285)
Investing activities	(1,273)	(576)	(697)
Financing activities	1,473	412	1,061
Net increase (decrease) in cash, cash equivalents, and restricted cash	$64	$(15)	$79

Operating activities
Our operating activities used cash of $136 during the six months ended June 30, 2024 compared to generated cash of $149 in 2023. The change was primarily due to an increase of $197 in cash used for the repurchase of loan assets out of Ginnie Mae securitizations and a decrease of $89 in cash generated from originations net sales activities.

Investing activities
Cash used in investing activities increased to $1,273 during the six months ended June 30, 2024 from $576 in 2023. The increase was primarily due to additional $657 in cash used for the purchase of mortgage servicing rights in 2024.

Financing activities
Cash generated in financing activities increased to $1,473 during the six months ended June 30, 2024 from $412 in 2023. The increase was primarily due to cash generated of $1,000 from the issuance of the 2032 unsecured senior note in 2024.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our primary operating subsidiary, Nationstar Mortgage LLC, as well as Rushmore Loan Management Services, LLC, which was acquired during the third quarter of 2023 in connection with the acquisition of Roosevelt. As of June 30, 2024, we were in compliance with our required financial covenants.

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

As of June 30, 2024, Nationstar Mortgage LLC and Rushmore Loan Management Services LLC were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

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

Table 15. Debt

	June 30, 2024	December 31, 2023
Advance facilities principal amount	$620	$682
Warehouse facilities principal amount	1,369	822
MSR facilities principal amount	2,950	2,814
Unsecured senior notes principal amount	4,200	3,200

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of June 30, 2024, we had a total borrowing capacity of $1,000, of which we could borrow an additional $403.

Warehouse Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of June 30, 2024, we had a total borrowing capacity of $4,801, of which we could borrow an additional $3,359.

MSR Facilities
Our MSR facilities provide financing for our servicing portfolio and investments. As of June 30, 2024, we had a total borrowing capacity of $6,200, of which we could borrow an additional $3,250.

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

Contractual Obligations
As of June 30, 2024, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our condensed consolidated financial statements. These policies relate to fair value measurements, particularly certain fair value measurements determined to be Level 3 as discussed in Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements and valuation and realization of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our condensed consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of these critical accounting policies on our condensed consolidated financial statements, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs primarily include (i) the valuation of MSRs, and (ii) the valuation of excess spread financing. For further information on our critical accounting policies and estimates, please refer to the Company’s Annual Reports on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates since December 31, 2023.

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

We used June 30, 2024 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2024 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 16. Change in Fair Value

	June 30, 2024
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(166)	$150
Mortgage loans held for sale at fair value	5	(6)
Derivative financial instruments:
Interest rate lock commitments	6	(7)
Forward MBS trades	(11)	13
Treasury futures	46	(48)
Total change in assets	(120)	102
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(2)	2
Excess spread financing at fair value	(2)	2
Derivative financial instruments:
Interest rate lock commitments	(3)	4
Forward MBS trades	(79)	77
Treasury futures	3	(3)
Total change in liabilities	(83)	82
Total, net change	$(37)	$20

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2024.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2024, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2022, our Board of Directors authorized a new repurchase plan of $200 million of our outstanding common stock. In July 2023, our Board of Directors authorized an additional $200 million of our outstanding common stock and in July 2024, our Board of Directors authorized an additional $200 million of our outstanding common stock. As of June 30, 2024, $74 million of common stock remain available for repurchase. During the three months ended June 30, 2024, we repurchased shares of our common stock at a total cost of $24 million under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased (in thousands)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
April 2024	2	$79.20	2	$98
May 2024	194	$82.18	194	$82
June 2024	102	$81.97	102	$74
Total	298		298

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan Trading Arrangements

On June 13, 2024, Jay Bray, our Chairman and Chief Executive Officer, entered into a pre-arranged stock trading plan (the “10b5-1 Plan”) with a brokerage firm to sell up to a maximum of 360,000 shares of the Company’s common stock between October 1, 2024 and October 1, 2025. The 10b5-1 Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.

Acquisition of Flagstar’s Mortgage Operations

Asset Purchase Agreement

On July 24, 2024, Nationstar Mortgage LLC, a Delaware limited liability company and a wholly owned subsidiary of Mr. Cooper (“Nationstar”) and Flagstar Bank, N.A., a national banking association and a wholly owned subsidiary of New York Community Bancorp, Inc. (“Flagstar”), entered into an asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which, Nationstar will purchase and assume from Flagstar, certain assets and related liabilities (such assets, the “Purchased Assets” and such liabilities, the “Assumed Liabilities”) related to Flagstar’s mortgage servicing and third-party origination operations (the “Business”) for a purchase price of approximately $200 million in cash, subject to certain adjustments as described in the Asset Purchase Agreement (together with the transactions contemplated by the MSR Purchase Agreement (as defined below), the “Transaction”).

The closing of the Transaction is subject to certain conditions, including (i) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the receipt of required approvals and third-party consents, (iii) the absence of any proceeding that seeks to restrain the consummation of the Transaction, (iv) the absence of any law, judgment or order that prohibits the Transaction, (v) the accuracy of the representations and warranties of each party, subject to specific standards, (vi) the performance in all material respects by each party of its covenants and agreements under the Asset Purchase Agreement, (vii) the occurrence of the closing under the MSR Purchase Agreement, (viii) the delivery of certain closing deliverables to the other party and (ix) the absence of a material adverse effect.

The Asset Purchase Agreement contains customary representations and warranties. The Asset Purchase Agreement also contains covenants customary for a transaction of the type contemplated by the Asset Purchase Agreement, including Flagstar’s obligation to use commercially reasonable efforts to conduct the Business in the ordinary course and to refrain from taking specified actions, subject to certain exceptions, from the date of the Asset Purchase Agreement until the consummation of the transactions contemplated by the Asset Purchase Agreement (the “Closing”). Under the Asset Purchase Agreement, the parties also have agreed to indemnify each other for certain losses arising from breaches of representations, warranties and covenants, subject to certain limitations, and for certain losses arising out of retained liabilities or assumed liabilities (as applicable). In addition, Flagstar has agreed to indemnify Nationstar for certain losses relating to specified matters set forth in the Asset Purchase Agreement.

The Asset Purchase Agreement may be terminated prior to the Closing (i) by mutual agreement of the parties, (ii) by the non-breaching party upon certain uncured breaches of the Asset Purchase Agreement by the other party, (iii) by either party if all of the applicable conditions to closing have been and continue to be satisfied or will be capable of being satisfied and the other party fails to consummate the Transaction within two business days of the date that the Closing should otherwise have occurred, (iv) by either party in the case of certain governmental actions prohibiting the Transaction or (v) if the Transaction is not completed on or prior to December 31, 2024. If the Asset Purchase Agreement is terminated pursuant to (iii) above, the non-breaching party may require the breaching party to make a payment of $30 million.

MSR Purchase Agreement

On July 24, 2024, Nationstar (“MSR Purchaser”) and Flagstar entered into an Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights (the “MSR Purchase Agreement”). Pursuant to the terms of the MSR Purchase Agreement, Flagstar has agreed to sell, and MSR Purchaser has agreed to purchase, certain mortgage servicing rights (the “Servicing Rights”) held by Flagstar (the “MSR Purchase”).

In consideration for the transfer and sale of Servicing Rights as contemplated by the MSR Purchase Agreement, the MSR Purchaser shall pay to Flagstar an amount equal to the applicable purchase price percentage determined in accordance with the MSR Purchase Agreement multiplied by the aggregate outstanding principal balance of the applicable mortgage loans.

The MSR Purchase Agreement includes representations, warranties and covenants of MSR Purchaser and Flagstar that are customary for a transaction of this nature.

The obligations of MSR Purchaser and Flagstar under the MSR Purchase Agreement to effect the MSR Purchase are subject to the satisfaction or waiver of customary closing conditions. Additionally, both parties’ obligations to effect the MSR Purchase are subject to: (1) the consummation of transactions contemplated by the Asset Purchase Agreement and (2) the receipt of all required approvals from applicable investors including Ginnie Mae, Fannie Mae, Freddie Mac, certain private investors and the Federal Housing Finance Agency (the “Investor Consents”).

Either party may terminate the MSR Purchase Agreement for the following reasons: (1) (x) with respect to Flagstar, certain losses of Flagstar’s ability to originate, service and/or deliver loans to investors and (y) with respect to the MSR Purchaser, the MSR Purchaser’s loss of investor approval to own the Servicing Rights, (2) certain uncured breaches by the other party of its representations, warranties or covenants, (3) certain insolvency-related and similar events, or (4) the required consents are not obtained by December 31, 2024. The MSR Purchaser may also terminate the MSR Purchase Agreement in connection with certain adverse determinations by Flagstar’s regulators.

Pursuant to the MSR Purchase Agreement, each of Flagstar and the MSR Purchaser will indemnify the other party for breaches of representations, warranties and covenants, and for certain other matters, subject to certain limitations.

The aggregate purchase price expected to be paid by Nationstar at the Closing of the Transaction is approximately $1.4 billion.

The foregoing summaries and descriptions of the Asset Purchase Agreement and MSR Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Asset Purchase Agreement, a copy of which is filed as Exhibit 2.1 to this Form 10- Q and is incorporated herein by reference, and the MSR Purchase Agreement, a copy of which is filed as Exhibit 2.2 to this Form 10- Q and is incorporated herein by reference.

Each of the Asset Purchase Agreement and the MSR Purchase Agreement has been included to provide investors with information regarding its respective terms. It is not intended to provide any other factual information about the parties to the Asset Purchase Agreement, the MSR Purchase Agreement or their respective businesses. The Asset Purchase Agreement and the MSR Purchase Agreement each contains representations and warranties that the parties to such agreements made solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure schedules that the parties exchanged in connection with signing the Asset Purchase Agreement and the MSR Purchase Agreement. In addition, these representations and warranties (i) may be intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate, (ii) may apply materiality standards different from what may be viewed as material to investors and securityholders and (iii) were made only as of the date of the Asset Purchase Agreement or the MSR Purchase Agreement or as of such other date or dates as may be specified in each such agreement. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the Asset Purchase Agreement or the MSR Purchase Agreement, which subsequent information may or may not be reflected in Mr. Cooper’s public disclosures. Investors and securityholders are urged not to rely on such representations and warranties as characterizations of the actual state of facts or circumstances at this time or any other time. Investors should read each of the Asset Purchase Agreement and the MSR Purchase Agreement together with the other information concerning Mr. Cooper or Flagstar that each company publicly files in reports and statements with the United States Securities and Exchange Commission.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1†	Asset Purchase Agreement, dated as of July 24, 2024, by and among Nationstar Mortgage LLC, as purchaser and Flagstar Bank N.A., as seller					X
2.2†	Agreement for the Bulk Purchase and Sale of Mortgage Servicing Rights, entered into as of July 24, 2024, by and between Nationstar Mortgage LLC, as purchaser and Flagstar Bank N.A., as seller					X
10.1
Amendment Number 9 dated June 26, 2024 to Mortgage Loan Participation Sale Agreement dated as of August 30, 2016 between JPMorgan Chase Bank, National Association, as purchaser and Nationstar Mortgage LLC, as seller
X
10.2	Amendment Number Five, dated June 28, 2024 to Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender					X
10.3
Amendment Number Three, dated April 10, 2024 to Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender
X
10.4
Amendment Number Four, dated May 10, 2024 to Second Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Citibank, N.A. as lender
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

†    Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. Further, pursuant to Item 601(b)(2)(ii) of Regulation S-K, certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.
**    Management, contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MR. COOPER GROUP INC.

July 26, 2024	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

July 26, 2024	/s/ Kurt Johnson
Date	Kurt Johnson Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)