Form 10-Q
period 2024-09-30
Mr. Cooper Group Inc.
filed 2024-10-23
CIK 933136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of October 18, 2024 was 63,983,716.

MR. COOPER GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
MR. COOPER GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$733	$571
Restricted cash	186	169
Mortgage servicing rights at fair value	10,035	9,090
Advances and other receivables, net of reserves of $115 and $170, respectively	940	996
Mortgage loans held for sale at fair value	1,962	927
Property and equipment, net of accumulated depreciation of $152 and $141, respectively	58	53
Deferred tax assets, net	315	472
Other assets	1,957	1,918
Total assets	$16,186	$14,196

Liabilities and Stockholders’ Equity
Unsecured senior notes, net	$4,885	$3,151
Advance, warehouse and MSR facilities, net	4,379	4,302
Payables and other liabilities	1,841	1,995
MSR related liabilities - nonrecourse at fair value	443	466
Total liabilities	11,548	9,914
Commitments and contingencies (Note 15)
Common stock at $0.01 par value - 300 million shares authorized, 93.2 million shares issued	1	1
Additional paid-in-capital	1,068	1,087
Retained earnings	4,767	4,302
Treasury shares at cost - 29.2 million and 28.6 million shares, respectively	(1,198)	(1,108)
Total stockholders’ equity	4,638	4,282
Total liabilities and stockholders’ equity	$16,186	$14,196

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Service related, net	$288	$432	$1,251	$1,095
Net gain on mortgage loans held for sale	136	142	320	295
Total revenues	424	574	1,571	1,390
Expenses:
Salaries, wages and benefits	182	166	509	470
General and administrative	153	135	443	370
Total expenses	335	301	952	840
Interest income	227	167	574	369
Interest expense	(199)	(146)	(556)	(378)
Other (expense) income, net	(5)	58	(16)	44
Total other income (expense), net	23	79	2	35
Income before income tax expense	112	352	621	585
Less: Income tax expense	32	77	156	131
Net income	$80	$275	$465	$454

Earnings per share
Basic	$1.24	$4.14	$7.21	$6.70
Diluted	$1.22	$4.06	$7.06	$6.58

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Stockholders’ Equity
Balance at June 30, 2023	66,848	$1	$1,074	$3,981	$(977)	$4,079
Shares issued / (surrendered) under incentive compensation plan	25	—	(1)	—	1	—
Share-based compensation	—	—	8	—	—	8
Repurchase of common stock	(1,039)	—	—	—	(58)	(58)
Net income	—	—	—	275	—	275
Balance at September 30, 2023	65,834	$1	$1,081	$4,256	$(1,034)	$4,304

Balance at June 30, 2024	64,484	$1	$1,058	$4,687	$(1,152)	$4,594
Shares issued / (surrendered) under incentive compensation plan	11	—	(1)	—	—	(1)
Share-based compensation	—	—	11	—	—	11
Repurchase of common stock	(516)	—	—	—	(46)	(46)
Net income	—	—	—	80	—	80
Balance at September 30, 2024	63,979	$1	$1,068	$4,767	$(1,198)	$4,638

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(millions of dollars, except share data)

	Common Stock
	Shares (in thousands)	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Stockholders’ Equity
Balance at January 1, 2023	69,266	$1	$1,104	$3,802	$(850)	$4,057
Shares issued / (surrendered) under incentive compensation plan	902	—	(44)	—	20	(24)
Share-based compensation	—	—	21	—	—	21
Repurchase of common stock	(4,334)	—	—	—	(204)	(204)
Net income	—	—	—	454	—	454
Balance at September 30, 2023	65,834	$1	$1,081	$4,256	$(1,034)	$4,304

Balance at January 1, 2024	64,599	$1	$1,087	$4,302	$(1,108)	$4,282
Shares issued / (surrendered) under incentive compensation plan	731	—	(47)	—	19	(28)
Share-based compensation	—	—	28	—	—	28
Repurchase of common stock	(1,351)	—	—	—	(109)	(109)
Net income	—	—	—	465	—	465
Balance at September 30, 2024	63,979	$1	$1,068	$4,767	$(1,198)	$4,638

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

MR. COOPER GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$465	$454
Adjustments to reconcile net income to net cash attributable to operating activities:
Deferred tax expense	156	108
Net gain on mortgage loans held for sale	(320)	(295)
Provision for servicing and non-servicing reserves	19	26
Fair value changes in mortgage servicing rights	694	140
Fair value changes in MSR related liabilities	26	(2)
Depreciation and amortization for property and equipment and intangible assets	25	28
Adjustment/Recognition of bargain purchase gain	4	(96)
(Gain) loss on MSR hedging activities	(64)	244
Gain on MSR and excess yield sales	(10)	(29)
Other operating activities	70	88
Sales proceeds and loan payment proceeds for mortgage loans held for sale	13,862	11,187
Mortgage loans originated and purchased for sale, net of fees	(13,664)	(10,104)
Repurchases of loan assets out of Ginnie Mae securitizations	(1,171)	(984)
Changes in assets and liabilities:
Advances and other receivables	4	291
Other assets	178	(137)
Payables and other liabilities	(195)	(147)
Net cash attributable to operating activities	79	772

Investing Activities
Acquisitions of business, net of cash acquired	—	(522)
Acquisition of assets	—	(34)
Property and equipment additions, net of disposals	(27)	(16)
Purchase of mortgage servicing rights	(1,767)	(1,073)
Proceeds on sale of mortgage servicing rights and excess yield	317	560
Other investing activities	(20)	(3)
Net cash attributable to investing activities	(1,497)	(1,088)

Financing Activities
Increase in advance, warehouse and MSR facilities	84	617
Settlements and repayment of excess spread financing	(49)	(59)
Issuance of unsecured senior notes	1,750	—
Repurchase of common stock	(109)	(204)
Other financing activities	(79)	(36)
Net cash attributable to financing activities	1,597	318
Net increase in cash, cash equivalents, and restricted cash	179	2
Cash, cash equivalents, and restricted cash - beginning of period	740	702
Cash, cash equivalents, and restricted cash - end of period(1)	$919	$704

Supplemental Disclosures of Non-cash Investing Activities
Purchase of mortgage servicing rights holdback payable	$10	$40
Sale of mortgage servicing rights holdback receivable	$5	$27

(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$733	$553
Restricted cash	186	151
Total cash, cash equivalents, and restricted cash	$919	$704
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

Recent Accounting Guidance Adopted
The Company did not adopt any accounting guidance during the nine months ended September 30, 2024 that had a material impact on its condensed consolidated financial statements or disclosures.

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

Acquisition of Roosevelt Management Company and Affiliated Companies
In July 2023, the Company acquired all the equity interests of Roosevelt Management Company, LLC (“Roosevelt”), an investment management firm, and its affiliated subsidiaries including Rushmore Loan Management Services LLC, which was subsequently renamed to Cypress Loan Servicing LLC, and other entities, for a total purchase price of $28 (“Roosevelt Transaction”). The Company accounted for the transaction as a business combination in accordance with ASC 805 using the acquisition method of accounting. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess of the purchase price over those fair values allocated to goodwill. The Company recorded $4 of intangible assets and $21 of goodwill based on the purchase price allocation. $5 and $16 of the goodwill is assigned to Servicing segment and Corporate/Other segment, respectively. The goodwill will be deductible for tax purposes. The financial results of Rushmore and Roosevelt were included in Servicing segment and Corporate/Other segment, respectively. The Company finalized its allocation of fair value of consideration transferred during the three months ended December 31, 2023.

Acquisition of Home Point Capital Inc.
In May 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) and a mortgage servicing rights purchase and sale agreement (“Purchase Agreement”) with Home Point Capital Inc. (“Home Point”), a Delaware corporation. Per the Merger Agreement, the Company agreed to commence a tender offer to acquire all of the outstanding shares of common stock of Home Point, other than certain excluded shares. The Home Point transactions closed in the third quarter of 2023 for total consideration of approximately $658. The Purchase Agreement was a bulk purchase of a portion of Home Point’s MSR portfolio for $335. The Merger Agreement was the tender offer to acquire outstanding shares of common stock of Home Point, which included the benefit of the cash paid in the bulk purchase of Home Point’s MSR portfolio. The net consideration paid for the two transactions was $323, or $2.33 per share.

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

Acquisition of Certain Mortgage Operations of Flagstar Bank, N.A.
On July 24, 2024, the Company entered into definitive agreements to acquire certain mortgage operation assets of Flagstar Bank, N.A., including approximately $1.1 billion in mortgage servicing rights (“MSR”) and related advances, subservicing contracts, and a third-party originations platform. This purchase will be funded through available cash and drawdowns of existing MSR lines. Upon closing, the Company expects to onboard 1.3 million customers and add approximately $350 billion in UPB. The transaction is expected to close in the fourth quarter of 2024, subject to customary closing conditions.

3. Mortgage Servicing Rights and Related Liabilities

The following table sets forth the carrying value of the Company’s MSR and the related liabilities. In estimating the fair value of all MSRs and related liabilities, the impact of the current environment was considered in the determination of key assumptions.

MSRs and Related Liabilities	September 30, 2024	December 31, 2023
MSRs - fair value	$10,035	$9,090

Excess spread financing at fair value	$403	$437
Mortgage servicing rights financing at fair value	40	29
MSR related liabilities - nonrecourse at fair value	$443	$466

Mortgage Servicing Rights
The following table sets forth the activities of MSRs:

	Nine Months Ended September 30,
MSRs - Fair Value	2024	2023
Fair value - beginning of period	$9,090	$6,654
Additions:
Servicing retained from mortgage loans sold	267	219
Purchases and acquisitions of servicing rights	1,640	2,305
Dispositions:
Sales of servicing assets and excess yield	(297)	(555)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model (MSR MTM)	(44)	304
Changes in valuation due to amortization	(650)	(444)
Other changes(1)	29	21
Fair value - end of period	$10,035	$8,504

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

During the nine months ended September 30, 2024 and 2023, the Company sold $7,716 and $23,789 in unpaid principal balance (“UPB”) of MSRs, of which $7,319 and $22,640 were retained by the Company as subservicer, respectively.

During the nine months ended September 30, 2024 and 2023, certain agencies entered into agreements with the Company to purchase excess servicing cash flows (“excess yield”) on certain agency loans with a total UPB of approximately $27,841 and $41,958 for proceeds of $226 and $294, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded a gain of $27 and $33, respectively, through the mark-to-market adjustments within “revenues - service related, net” in the condensed consolidated statements of operations.

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

The following table provides a breakdown of UPB and fair value for the Company’s MSRs:

	September 30, 2024		December 31, 2023
MSRs - UPB and Fair Value Breakdown by Investor Pools	UPB	Fair Value	UPB	Fair Value
Agency	$652,901	$9,686	$561,656	$8,774
Non-agency	25,211	349	26,286	316
Total	$678,112	$10,035	$587,942	$9,090

Refer to Note 13, Fair Value Measurements, for further discussion on key weighted-average inputs and assumptions used in estimating the fair value of MSRs.

The following table shows the hypothetical effect on the fair value of the Company’s MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated:

	Option Adjusted Spread		Total Prepayment Speeds		Cost to Service per Loan
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2024
Mortgage servicing rights	$(392)	$(754)	$(293)	$(567)	$(81)	$(162)

December 31, 2023
Mortgage servicing rights	$(368)	$(706)	$(219)	$(425)	$(89)	$(178)

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

Excess Spread Financing - Fair Value
The Company had excess spread financing liability of $403 and $437, related to the UPB of $68,594 and $74,219 as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of excess spread financing liability.

The following table shows the hypothetical effect on the Company’s excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated:

	Option Adjusted Spread		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2024
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

Mortgage Servicing Rights Financing - Fair Value
The Company had MSR financing liability of $40 and $29 as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 13, Fair Value Measurements, for key weighted-average inputs and assumptions used in the valuation of the MSR financing liability.

Revenues - Service related, net
The following table sets forth the items comprising total “revenues - service related, net”:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues - Service related, net	2024	2023	2024	2023
Contractually specified servicing fees(1)	$556	$440	$1,617	$1,231
Other service-related income(1)	18	25	56	58
Incentive and modification income(1)	16	18	50	32
Servicing late fees(1)	33	24	94	68
Mark-to-market adjustments - Servicing
MSR MTM	(388)	270	(44)	304
Gain (loss) on MSR hedging activities	289	(192)	64	(244)
(Loss) gain on MSR sales	(1)	(3)	10	29
Reclassifications to reserve provision(2)	(5)	(8)	(17)	(26)
Excess spread / MSR financing MTM	(20)	(4)	(26)	2
Total mark-to-market adjustments - Servicing	(125)	63	(13)	65
Amortization, net of accretion
MSR amortization	(245)	(171)	(650)	(444)
Excess spread accretion	10	11	28	32
Total amortization, net of accretion	(235)	(160)	(622)	(412)
Originations service related fees(3)	24	18	59	45
Corporate/Xome service related fees	18	22	60	62
Other(4)	(17)	(18)	(50)	(54)
Total revenues - Service related, net	$288	$432	$1,251	$1,095

(1)The Company recognizes revenue on an earned basis for services performed. Amounts include subservicing related revenues. Amounts also include servicing fees from loans sold with servicing retained of $189 and $175 for the three months ended September 30, 2024 and 2023, respectively, and $563 and $528 for the nine months ended September 30, 2024 and 2023, respectively.
(2)Reclassifications to reserve provision include the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio.
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

4. Advances and Other Receivables

Advances and other receivables, net, consists of the following:

Advances and Other Receivables, Net	September 30, 2024	December 31, 2023
Servicing advances, net of $7 and $13 purchase discount	$1,012	$1,065
Receivables from agencies, investors and prior servicers, net of zero and $6 purchase discount	43	101
Reserves	(115)	(170)
Total advances and other receivables, net	$940	$996

The following table sets forth the activities of the servicing reserves for advances and other receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reserves for Advances and Other Receivables	2024	2023	2024	2023
Balance - beginning of period	$149	$156	$170	$137
Provision(1)	8	8	19	26
Reclassifications(2)	6	11	23	27
Write-offs(3)	(48)	(11)	(97)	(26)
Balance - end of period	$115	$164	$115	$164

(1)The Company recorded a provision of $5 and $8 through the MTM adjustments in “revenues - service related, net” in the condensed consolidated statements of operations during the three months ended September 30, 2024 and 2023, respectively and a provision of $17 and $26 during the nine months ended September 30, 2024 and 2023, respectively.
(2)Reclassifications represent required reserves provisioned within other balance sheet accounts as associated serviced loans become inactive or liquidate.
(3)Write-offs represent balances removed from the servicing platform during the respective periods, including fully reserved balances related to third-party settlements where further loss recovery of prior servicer errors is limited.

Purchase Discount for Advances and Other Receivables
The following tables set forth the activities of the purchase discounts for advances and other receivables:

	Three Months Ended September 30,
	2024		2023
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$12	$—	$9	$7
Additions	—	—	4	—
Utilization of purchase discounts	(5)	—	(1)	—
Balance - end of period	$7	$—	$12	$7

	Nine Months Ended September 30,
	2024		2023
Purchase Discount for Advances and Other Receivables	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers	Servicing Advances	Receivables from Agencies, Investors and Prior Servicers
Balance - beginning of period	$13	$6	$12	$7
Additions	—	—	4	—
Utilization of purchase discounts	(6)	(6)	(4)	—
Balance - end of period	$7	$—	$12	$7

Credit Loss for Advances and Other Receivables
The following table sets forth the activities of the CECL allowance for advances and other receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
CECL Allowance for Advances and Other Receivables	2024	2023	2024	2023
Balance - beginning of period	$19	$37	$35	$36
Provision	1	(1)	4	—
Write-offs(1)	(2)	—	(21)	—
Balance - end of period(2)	$18	$36	$18	$36

(1)Write-offs represent balances removed from the servicing platform during the respective periods, including fully reserved balances related to third-party settlements where further loss recovery of prior servicer errors is limited.
(2)As of September 30, 2024, $18 was recorded in reserves. As of September 30, 2023, $29 and $7 were recorded in reserves and purchase discount for advances and other receivables, respectively.

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

5. Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at fair value as set forth below:

Mortgage Loans Held for Sale	September 30, 2024	December 31, 2023
Mortgage loans held for sale – UPB	$1,916	$924
Mark-to-market adjustment(1)	46	3
Total mortgage loans held for sale	$1,962	$927

(1)The mark-to-market adjustment includes net change in unrealized gain/loss, premium on correspondent loans and fees on direct-to-consumer loans. The mark-to-market adjustment is recorded in “revenues - net gain on mortgage loans held for sale” in the condensed consolidated statements of operations.

The following table sets forth the activities of mortgage loans held for sale:

	Nine Months Ended September 30,
Mortgage Loans Held for Sale	2024	2023
Balance - beginning of period	$927	$893
Loans sold (at carrying value) and loan payments received	(13,821)	(11,146)
Mortgage loans originated and purchased, net of fees	13,664	10,155
Repurchase of loans out of Ginnie Mae securitizations(1)	1,171	984
Net change in unrealized gain on retained loans held for sale	23	10
Net transfers of mortgage loans held for sale(2)	(2)	(3)
Balance - end of period	$1,962	$893

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

For the nine months ended September 30, 2024 and 2023, the Company recorded a total realized gain of $41 and $42 from total sales proceeds of $13,896 and $10,990, respectively, on the sale of mortgage loans held for sale.

The total UPB and fair value of mortgage loans held for sale on non-accrual status was as follows:

	September 30, 2024		December 31, 2023
Mortgage Loans Held for Sale	UPB	Fair Value	UPB	Fair Value
Non-accrual(1)	$47	$37	$42	$36

(1)Non-accrual UPB includes $34 and $35 of UPB related to Ginnie Mae repurchased loans as of September 30, 2024 and December 31, 2023, respectively.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $46 and $30 as of September 30, 2024 and December 31, 2023, respectively.

6. Loans Subject to Repurchase from Ginnie Mae

Loans are sold to Ginnie Mae in conjunction with the issuance of mortgage-backed securities. The Company, as the issuer of the mortgage-backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including payments not being received from borrowers for greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its condensed consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company had loans subject to repurchase from Ginnie Mae of $971 and $966 as of September 30, 2024 and December 31, 2023, respectively, which are included in both “other assets” and “payables and other liabilities” in the condensed consolidated balance sheets.

7. Goodwill and Intangible Assets

The Company had goodwill of $141 as of September 30, 2024 and December 31, 2023, and intangible assets of $23 and $28 as of September 30, 2024 and December 31, 2023, respectively. Goodwill and intangible assets are included in “other assets” within the condensed consolidated balance sheets.

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

		September 30, 2024		Nine Months Ended September 30, 2024
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gain/(Loss)
Assets
Mortgage loans held for sale
Loan sale commitments	2024	$992	$27	$16
Derivative financial instruments
IRLCs	2024	$1,464	$41	$21
LPCs	2024	558	3	—
Forward MBS trades	2024	2,152	7	156
Treasury futures	2024	4,272	16	113
Total derivative financial instruments - assets		$8,446	$67	$290
Liabilities
Derivative financial instruments
IRLCs	2024	$49	$—	$—
LPCs	2024	571	3	(2)
Forward MBS trades	2024	9,633	44	(237)
Total derivative financial instruments - liabilities		$10,253	$47	$(239)

		September 30, 2023		Nine Months Ended September 30, 2023
Derivative Financial Instruments	Expiration Dates	Outstanding Notional	Fair Value	Gain/(Loss)
Assets
Mortgage loans held for sale
Loan sale commitments	2023	$304	$6	$(4)
Derivative financial instruments
IRLCs	2023	$813	$22	$—
LPCs	2023	121	1	—
Forward MBS trades	2023	1,383	13	74
Treasury futures	2023	5	—	—
Total derivative financial instruments - assets		$2,322	$36	$74
Liabilities
Derivative financial instruments
IRLCs	2023	$40	$—	$—
LPCs	2023	288	2	—
Forward MBS trades	2023	1,249	28	(97)
Treasury futures	2023	2,353	65	(196)
Total derivative financial instruments - liabilities		$3,930	$95	$(293)

As of September 30, 2024, the Company held $98 in collateral deposits on derivative instruments. As of December 31, 2023 the Company held $8 and $56 in collateral deposits and collateral obligations on derivative instruments, respectively. Collateral deposits and collateral obligations are recorded in “other assets” and “payables and other liabilities,” respectively, in the condensed consolidated balance sheets. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected or deposited on derivative instruments in the condensed consolidated balance sheets.

9. Indebtedness

Advance, Warehouse and MSR Facilities

				September 30, 2024		December 31, 2023
	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Advance Facilities
$500 advance facility(1)	Jul 2026	Servicing advance receivables	$500	$211	$304	$—	$—
$500 advance facility(2)	Aug 2026	Servicing advance receivables	500	253	285	250	326
$350 advance facility	Oct 2026	Servicing advance receivables	350	113	144	132	169
$300 advance facility(3)	Nov 2024	Servicing advance receivables	300	—	—	273	364
$30 advance facility(4)	Dec 2024	Servicing advance receivables	30	27	40	27	49
Advance facilities principal amount				604	773	682	908

Warehouse Facilities
$1,500 warehouse facility	Jun 2025	Mortgage loans or MBS	1,500	61	61	107	104
$1,200 warehouse facility(5)	Sep 2026	Mortgage loans or MBS	1,200	426	473	158	177
$750 warehouse facility	Jan 2025	Mortgage loans or MBS	750	82	105	137	176
$750 warehouse facility	Oct 2025	Mortgage loans or MBS	750	530	558	155	166
$500 warehouse facility	Jun 2025	Mortgage loans or MBS	500	72	75	72	78
$350 warehouse facility(6)	Aug 2025	Mortgage loans or MBS	350	276	282	73	75
$200 warehouse facility	Dec 2024	Mortgage loans or MBS	200	180	186	82	84
$200 warehouse facility	Jan 2025	Mortgage loans or MBS	200	—	—	12	21
$100 warehouse facility	Apr 2025	Mortgage loans or MBS	100	80	89	25	33
$100 warehouse facility	Apr 2025	Mortgage loans or MBS	100	—	—	—	—
$100 warehouse facility (4)	Dec 2024	Mortgage loans or MBS	100	56	56	1	1
$1 warehouse facility	Dec 2024	Mortgage loans or MBS	1	—	—	—	—
Warehouse facilities principal amount				1,763	1,885	822	915

MSR Facilities
$1,750 warehouse facility	Apr 2026	MSR	1,750	550	2,463	980	1,455
$1,500 warehouse facility(1)	Jul 2026	MSR	1,500	470	2,212	—	—
$1,450 warehouse facility(3)	Nov 2024	MSR	1,450	—	—	300	2,164
$950 warehouse facility(5)	Sep 2026	MSR	950	155	1,287	545	1,306
$500 warehouse facility	Jun 2026	MSR	500	250	501	—	—
$500 warehouse facility	Jul 2026	MSR	500	100	722	405	655
$500 warehouse facility	Apr 2026	MSR	500	250	740	305	634
$500 warehouse facility	Jun 2026	MSR	500	150	745	250	677
$500 warehouse facility	Jul 2026	MSR	500	100	353	—	—
$50 warehouse facility	Nov 2025	MSR	50	10	78	29	67
MSR facilities principal amount				2,035	9,101	2,814	6,958

Advance, warehouse and MSR facilities principal amount				4,402	$11,759	4,318	$8,781
Unamortized debt issuance costs				(23)		(16)
Advance, warehouse and MSR facilities, net				$4,379		$4,302

(1)Total capacity for this facility is $2,000, of which $500 is internally allocated for advance financing and $1,500 is internally allocated for MSR financing; capacity is fully fungible and is not restricted by these allocations.
(2)The capacity for this advance facility increased from $300 to $500 during the three months ended September 30, 2024.
(3)This facility was terminated in July 2024.
(4)Total capacity for this facility is $100, of which $30 is a sublimit for advance financing.
(5)The capacity for this facility is $1,200, of which $950 is a sublimit for MSR financing.
(6)The capacity for this warehouse facility increased from $350 to $600 in October 2024.

The weighted average interest rate for advance facilities was 7.4% and 7.8% for the three months ended September 30, 2024 and 2023, respectively, and 7.6% for the nine months ended September 30, 2024 and 2023. The weighted average interest rate for warehouse and MSR facilities was 7.6% and 7.8% for the three months ended September 30, 2024 and 2023, respectively, and 7.8% and 7.4% for the nine months ended September 30, 2024 and 2023, respectively.

Unsecured Senior Notes
Unsecured senior notes consist of the following:

Unsecured Senior Notes	September 30, 2024	December 31, 2023
$1,000 face value, 7.125% interest rate payable semi-annually, due February 2032(1)	$1,000	$—
$850 face value, 5.500% interest rate payable semi-annually, due August 2028	850	850
$750 face value, 6.500% interest rate payable semi-annually, due August 2029(2)	750	—
$650 face value, 5.125% interest rate payable semi-annually, due December 2030	650	650
$600 face value, 6.000% interest rate payable semi-annually, due January 2027	600	600
$600 face value, 5.750% interest rate payable semi-annually, due November 2031	600	600
$550 face value, 5.000% interest rate payable semi-annually, due February 2026	500	500
Unsecured senior notes principal amount	4,950	3,200
Purchase discount and unamortized debt issuance costs	(65)	(49)
Unsecured senior notes, net	$4,885	$3,151

(1)In February 2024, the Company completed the offering of $1,000 unsecured senior notes due 2032 (the “2032 Notes”) and used the net proceeds from the offering to repay a portion of the amounts outstanding on its MSR facilities.
(2)In August 2024, the Company completed the offering of $750 unsecured senior notes due 2029 (the “2029 Notes”) and used the net proceeds from the offering to repay a portion of the amounts outstanding on its MSR facilities.

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

The indentures provide that on or before certain fixed dates, the Company may redeem up to 40% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest, to the redemption dates, subject to compliance with certain conditions. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest, to the redemption dates. No notes were repurchased or redeemed during the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, the expected maturities of the Company’s unsecured senior notes based on contractual maturities are as follows:

Year Ending December 31,	Amount
2024 through 2025	$—
2026	500
2027	600
2028	850
Thereafter	3,000
Total unsecured senior notes principal amount	$4,950

Financial Covenants
The Company’s credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at Nationstar Mortgage LLC, the Company’s primary operating subsidiary, and Cypress Loan Servicing LLC. The Company was in compliance with its required financial covenants as of September 30, 2024.

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

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s condensed consolidated balance sheets is presented below:

	September 30, 2024	December 31, 2023
Consolidated Transactions with VIEs	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
Assets
Restricted cash	$155	$111
Advances and other receivables, net	734	495
Total assets	$889	$606

Liabilities
Advance facilities, net(1)	$573	$382
MSR facilities, net	464	—
Payables and other liabilities	2	1
Total liabilities	$1,039	$383

(1)Refer to advance facilities in Note 9, Indebtedness, for additional information.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company:

Unconsolidated Securitization Trusts	September 30, 2024	December 31, 2023
Total collateral balances - UPB	$819	$881
Total certificate balances	$793	$849

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of September 30, 2024 and December 31, 2023. Therefore, it does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below:

Principal Amount of Transferred Loans 60 Days or More Past Due	September 30, 2024	December 31, 2023
Unconsolidated securitization trusts	$81	$91

11. Earnings Per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the sum of the weighted average number of shares of common stock and any dilutive securities outstanding during the period. The Company’s potentially dilutive securities are share-based awards. The Company applies the treasury stock method to determine the dilutive weighted average number of shares of common stock outstanding based on the outstanding share-based awards. As of September 30, 2024 and December 31, 2023, the Company had 10 million preferred shares authorized at par value of $0.00001 per share, with zero shares issued and outstanding and aggregate liquidation preference of zero dollars.

The following table sets forth the computation of basic and diluted net income per common share (amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Computation of Earnings Per Share	2024	2023	2024	2023
Net income	$80	$275	$465	$454

Weighted average shares of common stock outstanding (in thousands):
Basic	64,272	66,424	64,503	67,719
Dilutive effect of stock awards	1,240	1,244	1,356	1,319
Diluted	65,512	67,668	65,859	69,038

Earnings per common share
Basic	$1.24	$4.14	$7.21	$6.70
Diluted	$1.22	$4.06	$7.06	$6.58

12. Income Taxes

The effective tax rate for operations was 29.1% and 25.2%, for the three and nine months ended September 30, 2024, and 21.7% and 22.3% for the three and nine months ended September 30, 2023, respectively. The effective tax rates differed from the statutory federal rate of 21% primarily due to state income taxes and nondeductible executive compensation.

The change in effective tax rate during the three and nine months ended September 30, 2024, as compared to 2023, is primarily attributable to the impact of bargain purchase gain related to Home Point Acquisition, and quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from share-based compensation.

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

The following tables present the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage servicing rights	$10,035	$—	$—	$10,035
Mortgage loans held for sale	1,962	—	1,897	65
Equity investments	9	1	—	8
Derivative financial instruments
IRLCs	41	—	—	41
LPCs	3	—	—	3
Forward MBS trades	7	—	7	—
Treasury Futures	16	—	16	—

Liabilities
Derivative financial instruments
LPCs	3	—	—	3
Forward MBS trades	44	—	44	—
Excess spread financing	403	—	—	403
Mortgage servicing rights financing	40	—	—	40

	December 31, 2023
		Recurring Fair Value Measurements
Fair Value - Recurring Basis	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage servicing rights	$9,090	$—	$—	$9,090
Mortgage loans held for sale	927	—	846	81
Equity investments	9	1	—	8
Derivative financial instruments
Treasury futures	113	—	113	—
IRLCs	21	—	—	21
Forward MBS trades	22	—	22	—
LPCs	3	—	—	3

Liabilities
Derivative financial instruments
Forward MBS trades	9	—	9	—
Excess spread financing	437	—	—	437
Mortgage servicing rights financing	29	—	—	29

The tables below set forth the activities for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Nine Months Ended September 30, 2024
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$9,090	$81	$8	$21	$437	$29
Changes in fair value included in earnings	(694)	2	—	20	15	11
Purchases/additions(1)	1,640	95	—	—	—	—
Issuances	267	—	—	—	—	—
Sales/dispositions(2)	(297)	(110)	—	—	—	—
Repayments	—	(3)	—	—	—	—
Settlements	—	—	—	—	(49)	—
Other changes	29	—	—	—	—	—
Balance - end of period	$10,035	$65	$8	$41	$403	$40

	Nine Months Ended September 30, 2023
	Assets				Liabilities
Fair Value - Level 3 Assets and Liabilities	Mortgage servicing rights	Mortgage loans held for sale	Equity investments	IRLCs	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$6,654	$74	$45	$22	$509	$19
Changes in fair value included in earnings	(140)	3	(37)	—	(4)	2
Purchases/additions(1)	2,305	130	—	—	—	—
Issuances	219	—	—	—	—	—
Sales/dispositions(2)	(555)	(105)	—	—	—	—
Repayments	—	(3)	—	—	(5)	—
Settlements	—	—	—	—	(54)	—
Other changes	21	2	—	—	—	—
Balance - end of period	$8,504	$101	$8	$22	$446	$21

(1)Additions for mortgages loans held for sale include loans that are purchased or transferred in.
(2)Dispositions for mortgage loans held for sales include loans that are sold or transferred out.

The Company had immaterial LPCs assets and liabilities as of September 30, 2024 and 2023. No transfers were made in or out of Level 3 fair value assets and liabilities for the Company during the nine months ended September 30, 2024 and 2023.

The table below presents the quantitative information for significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities.

	September 30, 2024			December 31, 2023
	Range		Weighted Average	Range		Weighted Average
Level 3 Inputs	Min	Max		Min	Max
MSRs(1)
Option adjusted spread(2)	6.8%	12.3%	7.6%	6.9%	12.3%	8.0%
Prepayment speed	6.8%	10.2%	9.0%	6.8%	9.3%	7.5%
Cost to service per loan(3)	$47	$119	$62	$56	$160	$80
Average life(4)			7.3 years			7.9 years

Mortgage loans held for sale
Market pricing	45.0%	103.5%	79.1%	45.0%	103.4%	81.1%

IRLCs
Value of servicing (reflected as a percentage of loan commitment)	—%	3.4%	1.6%	1.1%	3.5%	1.9%

Excess spread financing(1)
Option adjusted spread(2)	6.9%	12.3%	8.7%	7.0%	12.3%	8.8%
Prepayment speed	7.3%	8.4%	8.0%	7.7%	9.1%	8.4%
Average life(4)			6.7 years			6.7 years

Mortgage servicing rights financing
Advance financing and counterparty fee rates	7.0%	9.0%	8.3%	6.6%	9.2%	7.6%
Annual advance recovery rates	15.4%	16.9%	16.4%	12.2%	14.8%	13.0%

(1)The inputs are weighted by investor.
(2)OAS represents incremental spread above a risk-free rate (one-month SOFR), which is an observable input.
(3)Presented in whole dollar amounts.
(4)Average life is included for informational purposes.

The tables below present a summary of the estimated carrying amount and fair value of the Company’s financial instruments not carried at fair value:

	September 30, 2024
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$733	$733	$—	$—
Restricted cash	186	186	—	—
Advances and other receivables, net	940	—	—	940
Loans subject to repurchase from Ginnie Mae	971	—	971	—
Financial liabilities
Unsecured senior notes, net	4,885	—	4,963	—
Advance, warehouse and MSR facilities, net	4,379	—	4,402	—
Liability for loans subject to repurchase from Ginnie Mae	971	—	971	—

	December 31, 2023
	Carrying Amount	Fair Value
Financial Instruments		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$571	$571	$—	$—
Restricted cash	169	169	—	—
Advances and other receivables, net	996	—	—	996
Loans subject to repurchase from Ginnie Mae	966	—	966	—
Financial liabilities
Unsecured senior notes, net	3,151	—	3,056	—
Advance, warehouse and MSR facilities, net	4,302	—	4,318	—
Liability for loans subject to repurchase from Ginnie Mae	966	—	966	—

14. Capital Requirements

Fannie Mae, Freddie Mac, Ginnie Mae and certain private label mortgage investors require the Company to maintain minimum net worth (“capital”) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company’s selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer. The Company’s various capital requirements related to its outstanding selling and servicing agreements are measured based on the Company’s primary operating subsidiary, Nationstar Mortgage LLC, as well as Cypress Loan Servicing LLC which was acquired during the third quarter of 2023 in connection with the Roosevelt Transaction. As of September 30, 2024, the Company was in compliance with its selling and servicing capital requirements.

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

On November 3, 2023, a putative class action lawsuit was filed against the Company, captioned Cabezas v. Mr. Cooper Group, Inc., No. 23-cv-02453 (“Cabezas”), in the United States District Court for the Northern District of Texas, by plaintiff Jennifer Cabezas purportedly on behalf of a class consisting of those persons impacted by the cybersecurity incident that occurred on October 31, 2023. The class action complaint alleged claims for negligence, negligence per se, breach of express contract, breach of implied contract, invasion of privacy, unjust enrichment, breach of confidence, and breach of fiduciary duty based upon allegations that the Company did not employ reasonable and adequate security measures to protect customer personal information accessed in the cybersecurity incident. The Cabezas complaint sought damages, declaratory and injunctive relief, and an award of costs, attorney fees and expenses, among other relief. Between November 2023 and February 7, 2024, 26 additional putative class actions were filed against the Company asserting substantially similar claims and allegations as those asserted in the Cabezas action. The Cabezas court consolidated all 26 pending cases with the Cabezas action, and the 26 separate matters were administratively closed. By Order dated June 25, 2024, the Cabezas court set July 15, 2024 as the last day for Plaintiffs to file a Consolidated Amended Complaint. On July 15, 2024, plaintiffs Jose Ignacio Garrigo, Izabela Debowcsyk, Joshua Watson, Brett Padalecki, Chris Leptiak, Denver Dale, Emily Burke, Mary Crawford, Kay Pollard, Jonathan Josi, Jeff Price, Mychael Marrone, Katy Ross, Lynette Williams, Karen Lynn Williams, Gary Allen, Larry Siegal, Rohit Burani, Elizabeth Curry, Justin Snider, Linda Hansen, and Deira Robertson (collectively, “Plaintiffs”) filed a Consolidated Class Action Complaint on behalf of themselves and an alleged putative nationwide class of “All individuals residing in the United States whose PII was accessed and/or acquired as a result of the Data Breach announced by Mr. Cooper in or around November 2023,” as well as 15 state subclasses. Plaintiffs assert seven of the same claims as in the original Cabezas complaint, (1) Breach of Express Contract; (2) Breach of Implied Contract; (3) Negligence; (4) Negligence Per Se; (5) Unjust Enrichment; (6) Invasion of Privacy; (7) Breach of Confidence; as well as a claim for Declaratory and Injunctive Relief, and 19 state law claims. The Consolidated Class Action Complaint seeks damages, injunctive relief, disgorgement and restitution, and an award of costs, attorney fees and expenses, among other relief. The Cabezas court set September 13, 2024 as the last day for Defendants to move to dismiss the Consolidated Class Action Complaint. On September 13, 2024, the Company filed a motion to dismiss the Consolidated Class Action Complaint.

The Company will continue to monitor legal matters for further developments that could affect the amount of the accrued liability that has been previously established. Legal-related expenses for the Company include legal settlements and the fees paid to external legal service providers and are included in general and administrative expenses on the condensed consolidated statements of operations. The Company recorded legal-related expenses, net of recoveries, which includes legal settlements and fees paid to external legal service providers, of $15 and $34 during the three and nine months ended September 30, 2024, respectively, $8 and $29 during the three and nine months ended September 30, 2023, respectively, which are included in “expenses - general and administrative” on the condensed consolidated statements of operations. Management currently believes the aggregate range of reasonably possible loss is $1 to $3 in excess of the accrued liability (if any) related to those matters as of September 30, 2024. For some of these matters, the Company is able to estimate reasonably possible losses above existing reserves and for other matters, such an estimate is not possible at this time. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate.

Other Loss Contingencies
As part of the Company’s ongoing operations, it acquires servicing rights of mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. As of September 30, 2024, the Company believes all recorded balances for which recovery is sought from the seller are valid claims, and no evidence suggests additional reserves are warranted.

As a seller of mortgage loans to Agencies and other third parties, the Company may be required to indemnify or repurchase mortgage loans that fail to meet certain customary representations and warranties made in conjunction with sales of mortgage loans. The repurchase reserve liability related to such customary representations and warranties was $74 and $79 as of September 30, 2024 and December 31, 2023, respectively, which are included in “payables and other liabilities” within the condensed consolidated balance sheets.

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

16. Segment Information

The Company’s segments reflect the internal reporting the Company uses to evaluate operating performance and are based upon the Company’s organizational structure, which focuses primarily on the services offered. Our operations are primarily conducted through two segments: Servicing and Originations. A brief description of these segments is as follows:

Servicing: This segment performs operational activities on behalf of investors or owners of the underlying mortgages and mortgage servicing rights, including collecting and disbursing borrower payments, investor reporting, customer service, modifying loans where appropriate to help borrowers stay current, and when necessary performing collections, foreclosures, and the sale of REO. In the third quarter of 2023, the Company expanded its special servicing and subservicing offerings with the acquisition and subsequent integration of Rushmore as a brand within the Servicing segment.

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

The following tables present financial information by segment:

	Three Months Ended September 30, 2024
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$246	$24	$18	$288
Net gain on mortgage loans held for sale	10	126	—	136
Total revenues	256	150	18	424
Total expenses	180	83	72	335
Interest income	201	25	1	227
Interest expense	(100)	(23)	(76)	(199)
Other expenses, net	—	—	(5)	(5)
Total other income (expenses), net	101	2	(80)	23
Income (loss) before income tax expense (benefit)	$177	$69	$(134)	$112
Depreciation and amortization for property and equipment and intangible assets	$2	$—	$7	$9
Total assets	$12,462	$2,001	$1,723	$16,186

	Three Months Ended September 30, 2023
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$392	$18	$22	$432
Net gain on mortgage loans held for sale	72	70	—	142
Total revenues	464	88	22	574
Total expenses	172	58	71	301
Interest income	157	10	—	167
Interest expense	(88)	(11)	(47)	(146)
Other income, net	—	—	58	58
Total other income (expenses), net	69	(1)	11	79
Income (loss) before income tax expense (benefit)	$361	$29	$(38)	$352
Depreciation and amortization for property and equipment and intangible assets	$4	$2	$4	$10
Total assets	$10,916	$868	$1,643	$13,427

	Nine Months Ended September 30, 2024
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$1,132	$59	$60	$1,251
Net gain on mortgage loans held for sale	30	290	—	320
Total revenues	1,162	349	60	1,571
Total expenses	536	214	202	952
Interest income	521	52	1	574
Interest expense	(303)	(48)	(205)	(556)
Other expenses, net	—	—	(16)	(16)
Total other income (expenses), net	218	4	(220)	2
Income (loss) before income tax expense (benefit)	$844	$139	$(362)	$621
Depreciation and amortization for property and equipment and intangible assets	$7	$2	$16	$25
Total assets	$12,462	$2,001	$1,723	$16,186

	Nine Months Ended September 30, 2023
Financial Information by Segment	Servicing	Originations	Corporate/Other	Consolidated
Revenues
Service related, net	$988	$45	$62	$1,095
Net gain on mortgage loans held for sale	75	220	—	295
Total revenues	1,063	265	62	1,390
Total expenses	484	173	183	840
Interest income	343	26	—	369
Interest expense	(224)	(28)	(126)	(378)
Other income, net	—	—	44	44
Total other income (expenses), net	119	(2)	(82)	35
Income (loss) before income tax expense (benefit)	$698	$90	$(203)	$585
Depreciation and amortization for property and equipment and intangible assets	$9	$6	$13	$28
Total assets	$10,916	$868	$1,643	$13,427

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

Overview

We are a leading residential mortgage servicer and originator of residential mortgage loans. Our purpose is to keep the dream of homeownership alive, and we do this as a servicer by helping mortgage borrowers (our customers) manage what is typically their largest financial asset, and by helping our investors maximize the returns from their portfolios of residential mortgages. We have a track record of significant growth, having expanded our servicing portfolio UPB from $10 billion in 2006 to $1.2 trillion as of September 30, 2024. We believe this track record reflects our strong operating capabilities, strong loss mitigation skills, a commitment to compliance, a customer-centric culture, a demonstrated ability to retain customers, growing origination capabilities, and significant investment in technology.

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

Anticipated Trends

In the third quarter of 2024, our Servicing segment generated income before income tax expense of $177, and our servicing portfolio grew to $1.2 trillion, which increased 32% year-over-year. Under the current interest rate environment, which included the Federal Reserve cutting interest rates during the third quarter, the Company expects downward pressure on servicing income in the fourth quarter as prepayment speeds and amortization continue to rise. In addition, the Company expects lower net interest income due to the aforementioned interest rate cuts.

In the third quarter of 2024, our Originations segment significantly outperformed our projections with income before income tax expense of $69 driven by increased funded volume, which was attributable to both our direct-to-consumer and correspondent channels. Total funded volume during the third quarter was $6,835, which was up 80% from the prior quarter. We expect our Originations segment to operate at normalized levels of profitability in the fourth quarter as a result of an uptick in mortgage rates since the low point in September 2024. We expect to continue growing our direct-to-consumer channel, which has benefited from the growth in our servicing portfolio. We also expect to increase volume in our correspondent channel as a result of a number of initiatives coming together, including the leveling up of our correspondent platform. Overall, the Company remains well-situated for lower interest rates.

The Company is finalizing the acquisition of certain mortgage operation assets of Flagstar, which is expected to close in the fourth quarter of 2024. The Flagstar acquisition will increase our customer base to over 6 million customers.

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

Results of Operations

Table 1. Consolidated Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues - operational(1)	$549	$511	$38	$1,584	$1,325	$259
Revenues - mark-to-market	(125)	63	(188)	(13)	65	(78)
Total revenues	424	574	(150)	1,571	1,390	181
Total expenses	335	301	34	952	840	112
Total other income, net	23	79	(56)	2	35	(33)
Income before income tax expense	112	352	(240)	621	585	36
Less: Income tax expense	32	77	(45)	156	131	25
Net income	$80	$275	$(195)	$465	$454	$11

(1)Revenues - operational consists of total revenues, excluding mark-to-market.

Revenues decreased in the three months ended September 30, 2024 due to negative MSR MTM driven by a decline in mortgage rates, whereas in 2023, a positive MSR MTM was driven by an increase in mortgage rates. Revenues increased in the nine months ended September 30, 2024 primarily due to an increase in operational revenues driven by a larger servicing portfolio.

Total expenses increased in the three and nine months ended September 30, 2024, as compared to 2023, primarily due to an increase in general and administrative costs driven by growth in our MSR servicing portfolio and higher originations volume. Total other income, net decreased in the three and nine months ended September 30, 2024, as compared to 2023 primarily due to gains recorded in 2023 in connection with acquisitions, and higher interest expense from MSR financing as well as the issuances of the 2032 Notes in February 2024 and the 2029 Notes in August 2024. Partially offsetting the decrease in total other income, net was an increase in interest income primarily due to higher float income on custodial deposits as a result of growth in the MSR portfolio.

The effective tax rate during the three months ended September 30, 2024, was 29.1% as compared to 21.7% in 2023, and the effective tax rate during the nine months ended September 30, 2024 was 25.2% as compared to 22.3% in 2023. The change in effective tax rate is primarily attributable to bargain purchase gain related to the Home Point Acquisition, and the impact of quarterly discrete tax items relative to income before taxes for the respective period, including the excess tax benefit from share-based compensation.

Segment Results

Our operations are primarily conducted through two segments: Servicing and Originations.

•The Servicing segment performs operational activities on behalf of investors or owners of the underlying mortgages and mortgage servicing rights, including collecting and disbursing borrower payments, investor reporting, customer service, modifying loans where appropriate to help borrowers stay current, and when necessary performing collections, foreclosures, and the sale of REO. In the third quarter of 2023, the Company expanded its special servicing and subservicing offerings with the acquisition and subsequent integration of Rushmore as a brand within the Servicing segment.

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

Table 2. Servicer Ratings

	Fitch(1)	Moody’s(2)	S&P(3)
Rating date	January/February/April 2024	May 2023	January 2024

Residential	RPS2	SQ2-	Above Average
Master Servicer	RMS2+	SQ2+	Above Average
Special Servicer	RSS2	SQ2-	Above Average
Closed-end 2nd Lien Servicer	RPS2	N/A	N/A
Subprime Servicer	RPS2	SQ2-	Above Average
Rushmore Special	RSS2	SQ3+	Above Average

(1)Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
(2)Moody’s Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
(3)S&P Rating Scale of Strong to Weak

The following tables set forth the results of operations for the Servicing segment:

Table 3. Servicing Segment Results of Operations

	Three Months Ended September 30,
	2024		2023		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$616	20	$561	25	$55	(5)
Amortization, net of accretion	(235)	(7)	(160)	(7)	(75)	—
Mark-to-market adjustments - Servicing	(125)	(4)	63	3	(188)	(7)
Total revenues	256	9	464	21	(208)	(12)
Expenses
Salaries, wages and benefits	86	3	87	4	(1)	(1)
General and administrative
Servicing support fees	19	1	29	1	(10)	—
Corporate and other general and administrative expenses	58	2	52	3	6	(1)
Foreclosure and other liquidation related expenses, net	15	—	—	—	15	—
Depreciation and amortization	2	—	4	—	(2)	—
Total general and administrative expenses	94	3	85	4	9	(1)
Total expenses	180	6	172	8	8	(2)
Other income (expense)
Interest income	201	6	157	7	44	(1)

Advance interest expense	(16)	—	(13)	(1)	(3)	1
MSR and other interest expense	(84)	(3)	(75)	(3)	(9)	—
Interest expense	(100)	(3)	(88)	(4)	(12)	1
Total other income, net	101	3	69	3	32	—
Income before income tax expense	$177	6	$361	16	$(184)	(10)

Weighted average cost - advance and MSR facilities	8.0%		8.2%		(0.2)%
Weighted average cost - excess spread financing	8.7%		8.7%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 3.1 Servicing - Revenues

	Three Months Ended September 30,
	2024		2023		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$487	16	$382	17	$105	(1)
Modification fees	7	—	6	—	1	—
Late payment fees	22	1	17	—	5	1
Other ancillary revenues	22	1	82	4	(60)	(3)
Total MSR operational revenue	538	18	487	21	51	(3)
Subservicing-related revenue	95	3	92	4	3	(1)
Total servicing fee revenue	633	21	579	25	54	(4)
MSR financing liability costs	(7)	—	(7)	—	—	—
Excess spread payments and portfolio runoff	(10)	(1)	(11)	—	1	(1)
Total operational revenue	616	20	561	25	55	(5)
Amortization, Net of Accretion
MSR amortization	(245)	(8)	(171)	(7)	(74)	(1)
Excess spread accretion	10	1	11	—	(1)	1
Total amortization, net of accretion	(235)	(7)	(160)	(7)	(75)	—
Mark-to-Market Adjustments - Servicing
MSR MTM	(388)	(13)	270	12	(658)	(25)
Gain (loss) on MSR hedging activities	289	10	(192)	(9)	481	19
Loss on MSR sales	(1)	—	(3)	—	2	—
Reclassifications to reserve provision(2)	(5)	—	(8)	—	3	—
Excess spread / financing MTM	(20)	(1)	(4)	—	(16)	(1)
Total MTM - Servicing	(125)	(4)	63	3	(188)	(7)
Total revenues - Servicing	$256	9	$464	21	$(208)	(12)

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Reclassifications to reserve provision include the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - MSR operational revenue and MSR amortization increased during the three months ended September 30, 2024, as compared to 2023, primarily due to a larger average MSR portfolio in 2024.

The change in MSR MTM during the three months ended September 30, 2024, as compared to 2023, was primarily due to a decrease in mortgage rates in 2024 compared to an increase in mortgage rates in 2023. The MSR MTM changes were partially offset by MSR hedging activities during the respective periods.

Subservicing - Subservicing-related revenue remained consistent during the three months ended September 30, 2024, as compared to 2023, primarily driven by fees related to a new client boarding during the first quarter of 2024, offset by deboarding of another subservicing client in third quarter of 2023.

Servicing Segment Expenses
Total expenses remained consistent during the three months ended September 30, 2024, as compared to 2023, primarily due to increased expense as a result of growth in the servicing portfolio, partially offset by cost reductions.

Servicing Segment Other Income, net
Total other income, net increased during the three months ended September 30, 2024, as compared to 2023, primarily attributable to increased float income on custodial deposits as a result of growth in the MSR portfolio, partially offset by higher interest expense from MSR financing.

Table 4. Servicing Segment Results of Operations

	Nine Months Ended September 30,
	2024		2023		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
Revenues
Operational	$1,797	21	$1,410	22	$387	(1)
Amortization, net of accretion	(622)	(7)	(412)	(7)	(210)	—
Mark-to-market adjustments - Servicing	(13)	—	65	1	(78)	(1)
Total revenues	1,162	14	1,063	16	99	(2)
Expenses
Salaries, wages and benefits	255	3	252	4	3	(1)
General and administrative
Servicing support fees	74	1	66	1	8	—
Corporate and other general and administrative expenses	182	2	138	2	44	—
Foreclosure and other liquidation related expenses, net	18	—	19	—	(1)	—
Depreciation and amortization	7	—	9	—	(2)	—
Total general and administrative expenses	281	3	232	3	49	—
Total expenses	536	6	484	7	52	(1)
Other income (expense)
Interest income	521	6	343	5	178	1

Advance interest expense	(46)	(1)	(41)	—	(5)	(1)
MSR and other interest expense	(257)	(3)	(183)	(3)	(74)	—
Interest expense	(303)	(4)	(224)	(3)	(79)	(1)
Total other income, net	218	2	119	2	99	—
Income before income tax expense	$844	10	$698	11	$146	(1)

Weighted average cost - advance and MSR facilities	8.1%		7.8%		0.3%
Weighted average cost - excess spread financing	8.7%		8.7%		—%

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.

Table 4.1 Servicing - Revenues

	Nine Months Ended September 30,
	2024		2023		Change
	Amt	bps(1)	Amt	bps(1)	Amt	bps
MSR Operational Revenue
Base servicing fees	$1,415	16	$1,054	16	$361	—
Modification fees	19	—	14	—	5	—
Late payment fees	63	1	49	1	14	—
Other ancillary revenues	62	1	101	2	(39)	(1)
Total MSR operational revenue	1,559	18	1,218	19	341	(1)
Subservicing-related revenue	288	3	246	3	42	—
Total servicing fee revenue	1,847	21	1,464	22	383	(1)
MSR financing liability costs	(22)	—	(22)	—	—	—
Excess spread payments and portfolio runoff	(28)	—	(32)	—	4	—
Total operational revenue	1,797	21	1,410	22	387	(1)
Amortization, Net of Accretion
MSR amortization	(650)	(7)	(444)	(7)	(206)	—
Excess spread accretion	28	—	32	—	(4)	—
Total amortization, net of accretion	(622)	(7)	(412)	(7)	(210)	—
Mark-to-Market Adjustments - Servicing
MSR MTM	(44)	(1)	304	5	(348)	(6)
Gain (loss) on MSR hedging activities	64	1	(244)	(4)	308	5
Gain on MSR sales	10	—	29	—	(19)	—
Reclassifications to reserve provision(2)	(17)	—	(26)	—	9	—
Excess spread / MSR financing MTM	(26)	—	2	—	(28)	—
Total mark-to-market adjustments - Servicing	(13)	—	65	1	(78)	(1)
Total revenues - Servicing	$1,162	14	$1,063	16	$99	(2)

(1)Calculated basis points (“bps”) are as follows: Annualized dollar amount/Total average UPB X 10000.
(2)Reclassifications to reserve provision include the impact of negative modeled cash flows which have been transferred to reserves on advances and other receivables. The negative modeled cash flows relate to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio.

Servicing Segment Revenues
The following provides the changes in revenues for the Servicing segment:

Servicing - MSR operational revenue and MSR amortization increased during the nine months ended September 30, 2024, as compared to 2023, primarily due to a larger average MSR portfolio in 2024.

The change in MSR MTM during the nine months ended September 30, 2024, compared to 2023, was primarily due to a decrease in mortgage rates in 2024 compared to an increase in mortgage rates in 2023. The MSR MTM changes were partially offset by MSR hedging activities during the respective periods.

Subservicing - Subservicing fees increased during the nine months ended September 30, 2024, as compared to 2023, primarily driven by a larger average subservicing portfolio due to boarding of a large new subservicing client in the first quarter of 2024.

Servicing Segment Expenses
Total expenses increased during the nine months ended September 30, 2024, as compared to 2023, primarily driven by an increase in corporate and other general and administrative expenses, and servicing support fees. The increase in corporate and other general and administrative expenses was due to higher corporate allocations to the Servicing segment driven by increased headcount attributable to the acquisition of Rushmore in 2023. The increase in servicing support fees was primarily due to a larger average servicing portfolio in 2024.

Servicing Segment Other Income, net
Total other income, net changed during the nine months ended September 30, 2024, as compared to 2023, primarily attributable to higher interest rates and increased float income on custodial deposits as a result of growth in the MSR portfolio, partially offset by higher interest expense from MSR financing.

Table 5. Servicing Portfolio - Unpaid Principal Balances

			Three Months Ended September 30,		Nine Months Ended September 30,
			2024	2023	2024	2023
Average UPB
MSRs			$679,453	$500,825	$644,691	$449,602
Subservicing and other(1)			545,261	396,673	509,719	418,942
Total average UPB			$1,224,714	$897,498	$1,154,410	$868,544

	September 30, 2024			September 30, 2023
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs
Agency	$652,901	$9,686	148	$501,315	$8,193	163
Non-agency	25,211	349	138	27,009	311	115
Total MSRs	678,112	10,035	148	528,324	8,504	161

Subservicing and other(1)
Agency	508,511	N/A		360,565	N/A
Non-agency	52,625	N/A		48,365	N/A
Total subservicing and other	561,136	N/A		408,930	N/A

Total ending balance	$1,239,248	$10,035		$937,254	$8,504

MSRs UPB Encumbrance					September 30, 2024	September 30, 2023
MSRs - unencumbered					$609,418	$451,567
MSRs - encumbered(2)					68,694	76,757
MSRs UPB					$678,112	$528,324

(1)Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2)Encumbered MSRs consist of residential mortgage loans included within our excess spread financing transactions and MSR financing liability.

The following tables provide a rollforward of our MSR and subservicing and other portfolio UPB:

Table 6. Servicing and Subservicing and Other Portfolio UPB Rollforward

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$676,025	$529,822	$1,205,847	$459,476	$422,522	$881,998
Additions:
Originations	6,802	—	6,802	3,419	—	3,419
Acquisitions / Increase in subservicing(1)	16,855	50,516	67,371	98,563	19,494	118,057
Deductions:
Dispositions / Decrease in subservicing(2)	(4,411)	(4,138)	(8,549)	(22,184)	(26,029)	(48,213)
Principal reductions and other	(6,487)	(4,008)	(10,495)	(4,469)	(2,838)	(7,307)
Voluntary reductions(3)	(10,244)	(10,875)	(21,119)	(6,100)	(4,017)	(10,117)
Involuntary reductions(4)	(343)	(181)	(524)	(353)	(202)	(555)
Net changes in loans serviced by others	(85)	—	(85)	(28)	—	(28)
Balance - end of period	$678,112	$561,136	$1,239,248	$528,324	$408,930	$937,254

(1)Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.
(2)Amount for MSR UPB includes transfers to Subservicing and other for MSRs sold with subservicing rights retained.
(3)Voluntary reductions are related to loan payoffs by customers.
(4)Involuntary reductions refer to loan defaults, loan liquidations and loan chargeoffs.

Table 6.1 Servicing and Subservicing and Other Portfolio UPB Rollforward

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	MSR	Subservicing and Other	Total	MSR	Subservicing and Other	Total
Balance - beginning of period	$587,942	$403,778	$991,720	$411,382	$459,053	$870,435
Additions:
Originations	13,412	—	13,412	9,946	—	9,946
Acquisitions / Increase in subservicing(1)	127,211	204,776	331,987	160,756	89,558	250,314
Deductions:
Dispositions / Decrease in subservicing(2)	(7,716)	(13,513)	(21,229)	(23,789)	(116,362)	(140,151)
Principal reductions and other	(18,079)	(10,108)	(28,187)	(12,740)	(10,116)	(22,856)
Voluntary reductions(3)	(23,537)	(23,229)	(46,766)	(16,057)	(12,592)	(28,649)
Involuntary reductions(4)	(990)	(568)	(1,558)	(1,071)	(611)	(1,682)
Net changes in loans serviced by others	(131)	—	(131)	(103)	—	(103)
Balance - end of period	$678,112	$561,136	$1,239,248	$528,324	$408,930	$937,254

(1)Amount for Subservicing and Other UPB includes transfers from MSR for MSRs sold with subservicing rights retained.
(2)Amount for MSR UPB includes transfers to Subservicing and other for MSRs sold with subservicing rights retained.
(3)Voluntary reductions are related to loan payoffs by customers.
(4)Involuntary reductions refer to loan defaults, loan liquidations and loan chargeoffs.

The table below summarizes the overall performance of the servicing and subservicing portfolio:

Table 7. Key Performance Metrics - Servicing and Subservicing Portfolio

			September 30, 2024	September 30, 2023
Loan count			5,440,901	4,288,683
Average loan amount(1)			$227,668	$218,561
Average coupon - agency			4.3%	3.8%
Average coupon - non-agency			4.9%	4.9%
60+ delinquent (% of loans)(2)			1.5%	1.9%
90+ delinquent (% of loans)(2)			1.2%	1.6%
120+ delinquent (% of loans)(2)			1.0%	1.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total prepayment speed (12-month constant prepayment rate)	7.1%	5.3%	5.9%	5.0%

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

Table 8. Loan Modifications and Workout Units

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Modifications(1)	6,768	7,127	(359)	21,691	18,315	3,376
Workouts(2)	15,049	14,332	717	47,231	36,348	10,883
Total modifications and workout units	21,817	21,459	358	68,922	54,663	14,259

(1)Modifications consist of agency programs designed to adjust the terms of the loan (e.g., reduced interest rates).
(2)Workouts consist of other loss mitigation options designed to assist borrowers and keep them in their homes, but do not adjust the terms of the loan.

Modifications and workouts during the three months ended September 30, 2024 were comparable to 2023. Modifications and workouts increased during the nine months ended September 30, 2024, as compared to 2023, primarily due to the continued expansion of loss mitigation programs offered by FNMA, FHLMC, and FHA, which increased borrower eligibility and resulted in an increase in successful modifications and workouts.

Servicing Portfolio and Liabilities

The following table sets forth the activities of MSRs:

Table 9. MSRs - Fair Value Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value - beginning of period	$10,352	$7,149	$9,090	$6,654
Additions:
Servicing retained from mortgage loans sold	130	86	267	219
Purchases and acquisitions of servicing rights	237	1,435	1,640	2,305
Dispositions:
Sales of servicing assets and excess yield	(60)	(275)	(297)	(555)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model (MSR MTM):
Agency	(414)	255	(89)	310
Non-agency	26	15	45	(6)
Changes in valuation due to amortization:
Scheduled principal payments	(91)	(64)	(270)	(174)
Prepayments
Voluntary prepayments
Agency	(146)	(97)	(356)	(245)
Non-agency	(3)	(4)	(9)	(9)
Involuntary prepayments
Agency	(5)	(5)	(15)	(15)
Non-agency	—	(1)	—	(1)
Other changes(1)	9	10	29	21
Fair value - end of period	$10,035	$8,504	$10,035	$8,504

(1)Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the fair value measurement of MSRs as of September 30, 2024 and December 31, 2023.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to prepayment speeds and option-adjusted spread levels. See Note 3, Mortgage Servicing Rights and Related Liabilities and Note 13, Fair Value Measurements, in the Notes to the Condensed Consolidated Financial Statements, for additional information regarding the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of September 30, 2024 and December 31, 2023.

The following table sets forth the change in the excess spread financing:

Table 10. Excess Spread Financing - Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value - beginning of period	$406	$459	$437	$509
Additions:
New financings	—	—	—	—
Deductions:
Repayments	—	(1)	—	(5)
Settlements	(16)	(18)	(49)	(54)
Changes in fair value:
Agency	8	7	9	(1)
Non-agency	5	(1)	6	(3)
Fair value - end of period	$403	$446	$403	$446

Originations Segment

The strategy of our Originations segment is to originate or acquire new loans and ultimately add MSRs for the servicing portfolio at a more attractive cost than purchasing MSRs in bulk transactions and to retain or recapture our existing customers by providing them with attractive refinance and purchase options. The Originations segment plays a strategically important role because its profitability is typically counter cyclical to that of the Servicing segment. Furthermore, by originating or acquiring MSRs at a more attractive cost than bulk MSR acquisitions, the Originations segment improves our overall profitability and cash flow.

Our Originations segment is one way that we help underserved consumers access the financial markets. In the nine months ended September 30, 2024, our total originations included loans for approximately 9,100 customers with low FICOs (<660), 9,000 customers with income below the U.S. median household income, 15,600 first-time homebuyers, and 3,300 veterans. During this time period, we originated approximately 15,700 Ginnie Mae loans, which are designed for first-time homebuyers and low- and moderate-income borrowers, comprising $5.0 billion in total proceeds. Once these loans are originated, the underserved borrowers become our servicing customers.

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

The following tables set forth the results of operations for the Originations segment:

Table 11. Originations Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues
Service related, net - Originations(1)	$24	$18	$6	$59	$45	$14
Net gain on mortgage loans held for sale
Net gain (loss) on loans originated and sold(2)	—	(8)	8	37	16	21
Capitalized servicing rights(3)	126	78	48	253	204	49
Total net gain on mortgage loans held for sale	126	70	56	290	220	70
Total revenues	150	88	62	349	265	84
Expenses
Salaries, wages and benefits	50	37	13	124	107	17
General and administrative
Loan origination expenses	13	7	6	32	23	9
Corporate and other general administrative expenses	10	7	3	30	24	6
Marketing and professional service fees	10	5	5	26	13	13
Depreciation and amortization	—	2	(2)	2	6	(4)
Total general and administrative	33	21	12	90	66	24
Total expenses	83	58	25	214	173	41
Other income (expenses)
Interest income	25	10	15	52	26	26
Interest expense	(23)	(11)	(12)	(48)	(28)	(20)
Total other income (expenses), net	2	(1)	3	4	(2)	6
Income before income tax expense	$69	$29	$40	$139	$90	$49

Weighted average note rate - mortgage loans held for sale	7.7%	6.8%	0.9%	7.9%	6.4%	1.5%
Weighted average cost of funds - warehouse facilities (excluding facility fees)	6.8%	6.9%	(0.1)%	6.9%	6.6%	0.3%

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

Table 12. Originations - Key Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Key Metrics
DTC PTA lock volume(1)	$2,525	$1,578	$947	$5,842	$4,627	$1,215
Correspondent PTA lock volume(1)	4,966	1,730	3,236	9,135	5,545	3,590
Total PTA lock volume	$7,491	$3,308	$4,183	$14,977	$10,172	$4,805

DTC funded volume	$2,251	$1,728	$523	$5,262	$4,699	$563
Correspondent funded volume	4,584	1,684	2,900	8,245	5,274	2,971
Total funded volume(2)	$6,835	$3,412	$3,423	$13,507	$9,973	$3,534

DTC volume of loans sold	$2,133	$1,757	$376	$4,904	$4,673	$231
Correspondent volume of loans sold	4,122	1,807	2,315	7,503	5,270	2,233
Volume of Originations loans sold	$6,255	$3,564	$2,691	$12,407	$9,943	$2,464

Recapture percentage(3)	22.2%	24.2%	(2.0)%	22.4%	24.4%	(2.0)%
Refinance recapture percentage(4)	69.2%	82.7%	(13.5)%	70.2%	77.9%	(7.7)%
Purchase as a percentage of funded volume	69.0%	54.0%	15.0%	64.1%	55.9%	8.2%
Value of capitalized servicing on retained settlements	212 bps	225 bps	(13) bps	219 bps	222 bps	(3) bps

Originations Margin
Revenue	$150	$88	$62	$349	$265	$84
PTA lock volume	$7,491	$3,308	$4,183	$14,977	$10,172	$4,805
Revenue as a percentage of PTA lock volume(5)	2.00%	2.66%	(0.66)%	2.33%	2.61%	(0.28)%

Expenses(6)	$81	$59	$22	$210	$175	$35
Funded volume	$6,835	$3,412	$3,423	$13,507	$9,973	$3,534
Expenses as a percentage of funded volume(7)	1.19%	1.73%	(0.54)%	1.55%	1.75%	(0.20)%

Originations Margin	0.81%	0.93%	(0.12)%	0.78%	0.86%	(0.08)%

(1)Pull-through adjusted (“PTA”) lock volume represents the expected funding from locks taken during the period.
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

Originations Segment Revenues
Total revenues increased during the three and nine months ended September 30, 2024, as compared to 2023, primarily driven by increases in pull-through adjusted lock volumes, funded volumes and volumes of originations loans sold in both DTC and correspondent channels as a result of declining interest rates in 2024.

Originations Segment Expenses
Total expenses increased during the three and nine months ended September 30, 2024 , as compared to 2023, primarily due to an increase in salaries, wages and benefits expense, and marketing and professional service fees. The increase in salaries, wages and benefits expense in 2024 was primarily driven by variable compensation attributable to higher originations funding volume. Marketing and professional service fees increased in 2024 primarily due to an increase in marketing costs.

Originations Segment Other Income (Expenses), Net
Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to finance newly originated loans. There were no material changes for other income (expenses), net, during the three and nine months ended September 30, 2024, as compared to 2023, as both interest income and interest expense increased due to higher originations volume driven by declining interest rates in 2024.

Originations Margin
The Originations Margin for the three and nine months ended September 30, 2024 decreased, as compared to 2023, primarily due to lower revenue as a percentage of PTA lock volume driven by lower margins from a shift in channel mix from higher margin direct-to-consumer to lower margin correspondent. Direct-to-consumer channel mix was 34% and 48% for the three months ended September 30, 2024, and 2023, and 39% and 45% for the nine months ended September 30, 2024 and 2023, respectively.

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

The following table set forth the selected financial results for Corporate/Other:

Table 13. Corporate/Other Selected Financial Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Corporate/Other - Operations
Total revenues	$18	$22	$(4)	$60	$62	$(2)
Total expenses	72	71	1	202	183	19
Interest income	1	—	1	1	—	1
Interest expense	76	47	29	205	126	79
Other (expense) income, net	(5)	58	(63)	(16)	44	(60)

Key Metrics
Average exchange inventory under management	25,816	27,384	(1,568)	26,691	26,658	33

Total revenues for the three and nine months ended September 30, 2024 were comparable with 2023.

Total expenses remained consistent for the three months ended September 30, 2024 as compared to 2023. Total expenses increased during the nine months ended September 30, 2024, as compared to 2023, primarily due to an increase in salaries, wages and benefits associated with increased headcount driven by the Roosevelt Transaction, which was completed in the third quarter of 2023, higher executive compensation, an increase in operating expenses related to Roosevelt and higher Xome exchange operating expenses in 2024.

Interest expense increased during the three and nine months ended September 30, 2024, as compared to 2023, due to the unsecured senior note assumed from the Home Point Acquisition in the third quarter of 2023, and the issuance of the 2032 Notes in February 2024 and the 2029 Notes in August 2024. For further discussion, refer to Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Other (expense) income, net decreased in the three and nine months ended September 30, 2024, as compared to 2023 primarily due to gains recorded in 2023 in connection with acquisitions.

Liquidity and Capital Resources

We measure liquidity by unrestricted cash and availability of collateralized borrowing capacity on our MSR and other debt facilities. We held cash and cash equivalents on hand of $733 as of September 30, 2024 compared to $571 as of December 31, 2023. We have sufficient borrowing capacity to support our operations. As of September 30, 2024, total available borrowing capacity for advance, warehouse, and MSR facilities was $12,901, of which $3,323 was collateralized and immediately available to draw. On February 1, 2024, we completed an offering of $1,000 7.125% unsecured senior notes due 2032, and on August 1, 2024, we completed an offering of $750 6.500% unsecured senior notes due 2029. We repaid a portion of the amounts outstanding on our MSR facilities with the net proceeds of the offerings. During the three months ended September 30, 2024, we increased capacity on our MSR facilities by $550. For more information on our advance, warehouse, and MSR facilities, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

There have been no significant changes to our sources and uses of cash as disclosed in our Annual Reports on Form 10-K for the year ended December 31, 2023.

Cash Flows
The table below presents cash flows information:

Table 14. Cash Flows

	Nine Months Ended September 30,
	2024	2023	Change
Net cash attributable to:
Operating activities	$79	$772	$(693)
Investing activities	(1,497)	(1,088)	(409)
Financing activities	1,597	318	1,279
Net increase in cash, cash equivalents, and restricted cash	$179	$2	$177

Operating activities
Cash generated from our operating activities decreased to $79 during the nine months ended September 30, 2024 from $772 in 2023. The decrease was primarily due to a decrease of $885 in cash generated from originations net sales activities and an increase of $187 in cash used for the repurchase of loan assets out of Ginnie Mae securitizations.

Investing activities
Cash used in investing activities increased to $1,497 during the nine months ended September 30, 2024 from $1,088 in 2023. The increase was primarily due to additional $694 in cash used for the purchase of mortgage servicing rights in 2024 and the decrease in cash generated of $243 from proceeds on sale of mortgage servicing rights, partially offset by the change in cash used of $522 in 2023 for the acquisitions of business related to the Roosevelt Transaction and Home Point Acquisition.

Financing activities
Cash generated in financing activities increased to $1,597 during the nine months ended September 30, 2024 from $318 in 2023. The increase was primarily due to cash generated of $1,750 from the issuance of the 2032 and 2029 unsecured senior notes in 2024, partially offset by decreased net borrowing of $533 from advance, warehouse and MSR facilities.

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

Financial Covenants
Our credit facilities contain various financial covenants, which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements, which are measured at our primary operating subsidiary, Nationstar Mortgage LLC, as well as Cypress Loan Servicing LLC, which was acquired during the third quarter of 2023 in connection with the Roosevelt Transaction. As of September 30, 2024, we were in compliance with our required financial covenants.

Seller/Servicer Financial Requirements
We are also subject to net worth, liquidity and capital ratio requirements established by the Federal Housing Finance Agency (“FHFA”) for Fannie Mae and Freddie Mac (“Enterprises”) Seller/Servicers, and Ginnie Mae for single family issuers, as summarized below. These requirements apply to our operating subsidiaries, Nationstar Mortgage LLC, and Cypress Loan Servicing LLC.

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

As of September 30, 2024, Nationstar Mortgage LLC and Cypress Loan Servicing LLC were in compliance with our seller/servicer financial requirements for FHFA and Ginnie Mae.

In 2022, the FHFA and Ginnie Mae revised its Seller/Servicers and single-family issuers minimum financial eligibility requirements. Below is the remaining revision effective in 2024. The Company is currently evaluating the impact of the revised requirements. Based on its preliminary assessment, the Company expects to meet the revised requirements in 2024.

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

Table 15. Debt

	September 30, 2024	December 31, 2023
Advance facilities principal amount	$604	$682
Warehouse facilities principal amount	1,763	822
MSR facilities principal amount	2,035	2,814
Unsecured senior notes principal amount	4,950	3,200

Advance Facilities
As part of our normal course of business, we borrow money to fund servicing advances. Our servicing agreements require that we advance our own funds to meet contractual principal and interest payments for certain investors, and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances, and we exercise our ability to stop advancing principal and interest where the pooling and servicing agreements permit, where the advance is deemed to be non-recoverable from future proceeds. These servicing requirements affect our liquidity. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. As of September 30, 2024, we had a total borrowing capacity of $1,380, of which we could borrow an additional $790.

Warehouse Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. As of September 30, 2024, we had a total borrowing capacity of $4,771, of which we could borrow an additional $3,008.

MSR Facilities
Our MSR facilities provide financing for our servicing portfolio and investments. As of September 30, 2024, we had a total borrowing capacity of $6,750, of which we could borrow an additional $4,715.

Unsecured Senior Notes
From 2021 to 2024, we completed offerings of unsecured senior notes with maturity dates ranging from 2027 to 2032. In connection with the Home Point Acquisition in the third quarter of 2023, we assumed an unsecured senior note with a maturity date in 2026. In February and August 2024, we completed offerings of $1,000 and $750 unsecured senior notes due in 2032 and 2029, respectively. We pay interest semi-annually to the holders of these notes at interest rates ranging from 5.000% to 7.125%. For more information regarding our indebtedness, see Note 9, Indebtedness, in the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations
As of September 30, 2024, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker included within each reported measure of segment profit or loss and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. We are currently evaluating the impact this standard may have on our financial statement disclosures. The adoption of ASU 2023-07 only impacts disclosures and is not expected to have a material impact on our condensed consolidated financial statements.

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information for income taxes paid by jurisdiction. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. We are currently evaluating the impact this standard may have on our financial statement disclosures. The adoption of ASU 2023-09 only impacts disclosures and is not expected to have a material impact on our condensed consolidated financial statements.

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

We used September 30, 2024 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2024 given hypothetical instantaneous parallel shifts in the yield curve. Actual results could differ materially.

Table 16. Change in Fair Value

	September 30, 2024
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(245)	$223
Mortgage loans held for sale at fair value	7	(8)
Derivative financial instruments:
Interest rate lock commitments	10	(10)
Forward MBS trades	(14)	17
Treasury futures	98	(95)
Total change in assets	(144)	127
Increase (decrease) in liabilities
Mortgage servicing rights financing at fair value	(2)	2
Excess spread financing at fair value	(4)	3
Derivative financial instruments:
Interest rate lock commitments	(3)	4
Forward MBS trades	(75)	80
Total change in liabilities	(84)	89
Total, net change	$(60)	$38

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2024.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2024, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2022, our Board of Directors authorized a new repurchase plan of $200 million of our outstanding common stock. In July 2023, our Board of Directors authorized an additional $200 million of our outstanding common stock, and in July 2024, our Board of Directors authorized an additional $200 million of our outstanding common stock. As of September 30, 2024, $28 million of common stock remain available for repurchase. During the three months ended September 30, 2024, we repurchased shares of our common stock at a total cost of $46 million under our share repurchase program. The number and average price of shares purchased are set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased (in thousands)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
July 2024	57	$85.25	57	$69
August 2024	233	$88.09	233	$48
September 2024	226	$89.65	226	$28
Total	516		516

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Indenture, dated as of August 1, 2024, among Nationstar Mortgage Holdings Inc. as Issuer, the Company as Parent Guarantor, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee	8-K	001-14667	4.1	08/01/2024
10.1
Amendment Number Twenty-Two, dated September 30, 2024 to the Second Amended and Restated Master Repurchase Agreement dated as of January 29, 2016 between Barclays Bank PLC, as agent and Nationstar Mortgage LLC, as seller
X
10.2
Amendment Number Six, dated September 30, 2024 to Amended and Restated Loan and Security Agreement, dated as of April 3, 2023, between Nationstar Mortgage LLC, as borrower and Barclays Bank PLC, as lender
X
10.3+
Base Indenture entered into as of July 31, 2024, by and among Nationstar GNMA Trust, a Delaware statutory trust, as Issuer, Citibank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Nationstar Mortgage LLC, as Administrator and Servicer, Goldman Sachs Bank USA, as an Administrative Agent, and acknowledged by Pentalpha Surveillance LLC, as credit manager
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

MR. COOPER GROUP INC.

October 23, 2024	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

October 23, 2024	/s/ Kurt Johnson
Date	Kurt Johnson Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)